Form 10-K
period 1993-12-31
OMNICOM GROUP INC
filed 1994-03-30
CIK 29989

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                   FORM 10-K

                                 ANNUAL REPORT

                     Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 1993    Commission File Number: 1-10551

                              --------------------

                               OMNICOM GROUP INC.
             (Exact name of registrant as specified in its charter)

                New York                                13-1514814
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

   437 Madison Avenue, New York, NY                         10022
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (212) 415-3600

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
        Title of each class                            on which registered
        -------------------                            -------------------
   Common Stock, $.50 Par Value                      New York Stock Exchange

        Securities Registered Pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     At  March  15,  1994,   there  were  33,196,570   shares  of  Common  Stock
outstanding;   the   aggregate   market  value  of  the  voting  stock  held  by
nonaffiliates at March 15, 1994 was approximately $1,576,200,000.

     Indicate the number of shares outstanding of each of the registrant's classes of stock, as of the latest practicable date.

                Class                           Outstanding at March 15, 1994
   Common Stock, $.50 Par Value                          33,196,570
 Preferred Stock, $1.00 Par Value                           NONE

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's definitive proxy statement relating to its annual meeting of shareholders scheduled to be held on May 24, 1994 are incorporated by reference into Part III of this Report.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               OMNICOM GROUP INC.
                               ------------------
                      Index to Annual Report on Form 10-K
                          Year Ended December 31, 1993

                                                                                                       Page
                                                                                                       ----
PART I

Item 1.    Business ...............................................................................      1
Item 2.    Properties .............................................................................      4
Item 3.    Legal Proceedings ......................................................................      5
Item 4.    Submission of Matters to a Vote of Security Holders ....................................      5

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters ..................      6
Item 6.    Selected Financial Data ................................................................      7
Item 7.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations ................................................................      7
Item 8.    Financial Statements and Supplementary Data ............................................      9
Item 9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure ................................................................      9

PART III

Item 10.   Directors and Executive Officers of the Registrant .....................................     10
Item 11.   Executive Compensation .................................................................     10
Item 12.   Security Ownership of Certain Beneficial Owners and Management .........................     10
Item 13.   Certain Relationships and Related Transactions .........................................     10


      The information called for by Items 10, 11, 12 and 13, to the extent not included in this document, is incorporated herein by reference to such information to be included under the captions "Election of Directors," "Executive Compensation," "Directors' Compensation" and "Certain Transactions with Management" in the Company's definitive proxy statement which is expected to be filed by April 8, 1994.

PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K .......................     11


                                     PART I

Item 1.  Business

     Omnicom  Group  Inc.,  through  its  wholly and  partially-owned  companies
(hereinafter collectively referred to as the "Agency" or "Company"), operates advertising agencies which plan, create, produce and place advertising in various media such as television, radio, newspaper and magazines. The Agency offers its clients such additional services as marketing consultation, consumer market research, design and production of merchandising and sales promotion programs and materials, direct mail advertising, corporate identification, and public relations. The Agency offers these services to clients worldwide on a local, national, pan-regional or global basis. Operations cover the major regions of North America, the United Kingdom, Continental Europe, the Middle East, Africa, Latin America, the Far East and Australia. In both 1993 and 1992, 52% of the Agency's billings came from its non-U.S. operations. (See "Financial Statements and Supplementary Data")

      According to the unaudited industry-wide figures published in the trade journal, Advertising Age, in 1993 Omnicom Group Inc. was ranked as the third largest advertising agency group worldwide.

      The Agency operates three separate, independent agency networks: The BBDO Worldwide Network, the DDB Needham Worldwide Network and the TBWA International Network. The Agency also operates independent agencies, Altschiller Reitzfeld, and Goodby, Berlin and Silverstein, and certain marketing service and specialty advertising companies through Diversified Agency Services ("DAS").

The BBDO Worldwide, DDB Needham Worldwide and TBWA International Networks

General

      BBDO Worldwide, DDB Needham Worldwide and TBWA International, by themselves and through their respective subsidiaries and affiliates, independently operate advertising agency networks worldwide. Their primary business is to create marketing communications for their clients' goods and services across the total spectrum of advertising and promotion media. Each of the agency networks has its own clients and competes with each other in the same markets.

      The BBDO Worldwide, DDB Needham Worldwide and TBWA International agencies typically assign to each client a group of advertising specialists which may include account managers, copywriters, art directors and research, media and production personnel. The account manager works with the client to establish an overall advertising strategy for the client based on an analysis of the client's products or services and its market. The group then creates and arranges for the production of the advertising and/or promotion and purchases time, space or access in the relevant media in accordance with the client's budget.

BBDO Worldwide Network

      The BBDO Worldwide Network operates in the United States through BBDO Worldwide which is headquartered in New York and has full-service offices in Los Angeles and San Francisco, California; Atlanta, Georgia; Chicago, Illinois; Detroit, Michigan; and Minneapolis, Minnesota.

      The BBDO Worldwide Network operates internationally through subsidiaries in Austria, Belgium, Brazil, Canada, Finland, France, Germany, Greece, Hong Kong, Italy, Malaysia, Mexico, the Netherlands, Peru, Poland, Portugal, Puerto Rico, Russia, Singapore, Spain, Sweden, Switzerland, Taiwan and the United Kingdom; and through affiliates located in Argentina, Australia, Chile, Croatia, the Czech Republic, Denmark, Egypt, El Salvador, Guatemala, Honduras, Hungary, India, Lebanon, Kuwait, New Zealand, Norway, Panama, the Philippines, Romania, Saudi Arabia, the Slovak Republic, Sweden, Turkey, the United Kingdom, United Arab Emirates, Uruguay, and Venezuela; and through joint ventures in China and Japan. The BBDO Worldwide Network uses the services of associate agencies in Colombia, Ecuador, Indonesia, Korea, Pakistan and Thailand.

DDB Needham Worldwide Network

      The DDB Needham Worldwide Network operates in the United States through DDB Needham Worldwide which is headquartered in New York and has full-service offices in Los Angeles, California; Dallas, Texas; Honolulu, Hawaii; Chicago, Illinois; and Seattle, Washington.

      The DDB Needham Worldwide Network operates internationally through subsidiaries in Australia, Austria, Belgium, Canada, China, the Czech Republic, Denmark, France, Germany, Greece, Hong Kong, Hungary, Italy, Japan, Mexico, the Netherlands, New Zealand, Norway, Poland, Portugal, Singapore, the Slovak Republic, Spain, Sweden, Thailand and the United Kingdom; and through affiliates located in Brazil, Estonia, Finland, Germany, India, Korea, Malaysia, the Philippines, Switzerland, Taiwan and Thailand. The DDB Needham Worldwide Network uses the services of associate agencies in Argentina, Chile, Colombia, Costa Rica, Egypt, Indonesia, Ireland, Peru, Saudi Arabia, Turkey, United Arab Emirates, Venezuela and in Denver, Colorado.

TBWA International Network

      The TBWA International Network operates in the United States through TBWA Advertising which is headquartered in New York and through TBWA Switzer Wolfe Advertising in St. Louis, Missouri.

      The  TBWA   International   Network   operates   internationally   through
subsidiaries in Belgium, France, Germany, Italy, the Netherlands, Spain, Switzerland, and the United Kingdom; and through affiliates located in Denmark, South Africa and Sweden. The TBWA International Network uses the services of associate agencies in Austria, Canada, Finland, Greece, Japan, Korea, Mexico, Norway, Portugal and Turkey.

Diversified Agency Services

      DAS is the Company's Marketing Services and Specialty Advertising division whose agencies' mission is to provide customer driven marketing communications coordinated to the client's benefit. The division offers marketing services including sales promotion, public relations, direct and database marketing, corporate and brand identity, graphic arts, merchandising/point-of-purchase; and specialty advertising including financial, healthcare and recruitment advertising.

      DAS agencies headquartered in the United States include: Harrison, Star, Wiener & Beitler, Inc., The Schechter Group, Inc., Kallir, Philips, Ross, Inc., RC Communications, Inc., Merkley Newman Harty Inc. and Lavey/Wolff/Swift, Inc., in New York; Doremus & Company, Gavin Anderson & Company Worldwide, Inc., Porter Novelli, Inc., Bernard Hodes Advertising, Inc., and Rapp Collins Worldwide Inc., all in various cities and headquartered in New York; Baxter, Gurian & Mazzei, Inc., in Beverly Hills, California; Frank J. Corbett, Inc., in Chicago, Illinois; Thomas A. Schutz Co., Inc. in Morton Grove, Illinois; Rainoldi, Kerzner & Radcliffe, Inc. in San Francisco, California and Alcone Sims O'Brien, Inc., in Irvine, California and Mahwah, New Jersey.

      DAS operates in the United Kingdom through subsidiaries which include Countrywide Communications Group Ltd., CPM Field Marketing Ltd., Granby Marketing Services Ltd., Headway, Home and Law Publishing Group Ltd., Interbrand Ltd., Product Plus London Ltd., Specialist Publications (UK) Ltd., The Anvil Consultancy Ltd. and Colour Solutions Ltd.

      In addition, DAS operates internationally with subsidiaries and affiliates in Australia, Belgium, Canada, France, Germany, Hong Kong, Ireland, Italy, Japan, Mexico, Scotland, Spain, Sweden and Switzerland.

Omnicom Group Inc.

      As the parent company of BBDO Worldwide, DDB Needham Worldwide, TBWA International, the DAS Group, Goodby, Berlin and Silverstein, Inc., and Altschiller Reitzfeld, Inc., the Company, through its wholly-owned subsidiary Omnicom Management Inc., provides a common financial and administrative base for the operating groups. The Company oversees the operations of each group through regular meetings with their respective top-level management. The Company sets operational goals for each of the groups and evaluates performance through the review of monthly operational and financial reports. The Company provides its groups with centralized services designed to coordinate financial reporting and controls, real estate planning and to focus corporate development objectives. The Company develops consolidated services for its agencies and their clients. For example, the Company participated in forming The Media Partnership, which consolidates certain media buying activities in Europe in order to obtain cost savings for clients.

Clients

     The clients of the Agency include major industrial, financial and service industry companies as well as smaller, local clients. Among its clients are Anheuser-Busch, Apple Computer, Chrysler Corporation, Delta Airlines, General Mills, Gillette, GTE, Henkel, McDonald's, PepsiCo., Volkswagen and The Wm. Wrigley Jr. Company.

      The Agency's ten largest clients accounted for approximately 18% of 1993 billings. The majority of these have been clients for more than ten years. The Agency's largest client accounted for less than 5% of 1993 billings.

Revenues

      Commissions charged on media billings are the primary source of revenues for the Agency. Commission rates are not uniform and are negotiated with the client. In accordance with industry practice, the media source typically bills the Agency for the time or space purchased and the Agency bills its client for this amount plus the commission. The Agency typically requires that payment for media charges be received from the client before the Agency makes payments to the media. In some instances a member of the Omnicom Group, like other advertising agencies, is at risk in the event that its client is unable to pay the media.

     The Agency's advertising networks also generate revenues in arranging for the production of advertisements and commercials. Although, as a general matter, the Agency does not itself produce the advertisements and commercials, the Agency's creative and production staff directs and supervises the production company. The Agency bills the client for production costs plus a commission. In some circumstances, certain production work is done by the Agency's personnel.

      In some cases, fees are generated in lieu of commissions. Several different fee arrangements are used depending on client and individual agency needs. In general, fee charges relate to the cost of providing services plus a markup. The DAS Group primarily charges fees for its various specialty services, which vary in type and scale, depending upon the service rendered and the client's requirements.

      Advertising agency revenues are dependent upon the marketing requirements of clients and tend to be highest in the second and fourth quarters of the fiscal year.

Other Information

      For additional information concerning the contribution of international operations to commissions and fees and net income see Note 5 of the Notes to Consolidated Financial Statements.

      The Agency is continuously developing new methods of improving its research capabilities, to analyze specific client requirements and to assess the impact of advertising. In the United States, approximately 136 people on the Agency's staff were employed in research during the year and the Agency's domestic research expenses approximated $13,137,000. Substantially all such expenses were incurred in connection with contemporaneous servicing of clients.

      The advertising business is highly competitive and accounts may shift agencies with comparative ease, usually on 90 days' notice. Clients may also reduce advertising budgets at any time for any reason. An agency's ability to compete for new clients is affected in some instances by the policy, which many advertisers follow, of not permitting their agencies to represent competitive accounts in the same market. As a result, increasing size may limit an agency's potential for securing certain new clients. In the vast majority of cases, however, the separate, independent identities of BBDO Worldwide, DDB Needham Worldwide and TBWA International and the independent agencies within the DAS Group have enabled the Agency to represent competing clients.

      BBDO Worldwide, DDB Needham Worldwide, TBWA International and the DAS Group have sought, and as part of the Agency's operating segments will seek, new business by showing potential clients examples of advertising campaigns produced and by explaining the variety of related services offered. The Agency competes in the United States and abroad with a multitude of full service and special service agencies. In addition to the usual risks of the advertising agency business, international operations are subject to the risk of currency exchange fluctuations, exchange control restrictions and to actions of governmental authorities.

Employees

      The business success of the Agency is, and will continue to be, highly dependent upon the skills and creativity of its creative, research, media and account personnel and their relationships with clients. The Agency believes its operating groups have established reputations for creativity and marketing expertise which attract, retain and stimulate talented personnel. There is substantial competition among advertising agencies for talented personnel and all agencies are vulnerable to adverse consequences from the loss of key individuals. Employees are generally not under employment contracts and are free to move to competitors of the Agency. The Company believes that its compensation arrangements for its key employees, which include stock options, restricted stock and retirement plans, are highly competitive with those of other advertising agencies. As of December 31, 1993, the Agency, excluding unconsolidated companies, employed approximately 14,400 persons, of which approximately 6,100 were employed in the United States and approximately 8,300 were employed in its international offices.

Government Regulation

      The advertising business is subject to government regulation, both within and outside the United States. In the United States, federal, state and local governments and their agencies and various consumer groups have directly or indirectly affected or attempted to affect the scope, content and manner of presentation of advertising. The continued activity by government and by consumer groups regarding advertising may cause further change in domestic advertising practices in the coming years. While the Company is unable to estimate the effect of these developments on its U.S. business, management believes the total volume of advertising in general media in the United States will not be materially reduced due to future legislation or regulation, even though the form, content, and manner of presentation of advertising may be modified. In addition, the Company will continue to assure that its management and operating personnel are aware of and are responsive to the possible implications of such developments.

Item 2.  Properties

      Substantially all of the Company's offices are located in leased premises. The Company has continued a program to consolidate leased premises. Management has obtained subleases for most of the premises vacated. Where appropriate, management has established reserves for the difference between the cost of the leased premises that were vacated and anticipated sublease income.

Domestic

     The Company's corporate office occupies approximately 25,000 sq. ft. of space at 437 Madison Avenue, New York, New York under a lease expiring in the year 2010.

      BBDO Worldwide occupies approximately 265,000 sq. ft. of space at 1285 Avenue of the Americas, New York, New York under a lease expiring in the year 2012, which includes options for additional growth of the agency.

      DDB Needham Worldwide occupies approximately 211,000 sq. ft. of space at 437 Madison Avenue, New York, New York under leases expiring in the year 2010, which include options for additional growth of the agency.

      TBWA International occupies approximately 51,000 sq. ft. of space at 292 Madison Avenue, New York, New York under a lease expiring in the year 2004, which includes options for additional growth of the agency.

      The Agency's other full-service offices in Atlanta, Beverly Hills, Chicago, Dallas, Detroit, Honolulu, Irvine, Los Angeles, Mahwah, Minneapolis, Morton Grove, New York, San Francisco, Seattle and St. Louis and service offices at various other locations occupy approximately 1,780,000 sq. ft. of space under leases with varying expiration dates.

International

      The Company's international subsidiaries in Australia, Austria, Belgium, Brazil, Canada, China, the Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Norway, Poland, Portugal, Puerto Rico, Russia, Singapore, the Slovak Republic, Spain, Sweden, Switzerland, Taiwan, Thailand and the United Kingdom occupy premises under leases with various expiration dates.

Item 3.  Legal Proceedings

      The Agency has no material pending legal proceedings, other than ordinary routine litigation incidental to its business.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the last quarter of 1993.

Executive Officers of the Company

      The individuals named below are Executive Officers of the Company:

          Name                                   Position                                                    Age
          -----                                  --------                                                    ---
Bruce Crawford.................  President, Chief Executive Officer of Omnicom Group Inc.                    65
Fred J. Meyer .................  Chief Financial Officer of Omnicom Group Inc.                               63
Dennis E. Hewitt...............  Treasurer of Omnicom Group Inc.                                             49
Dale A. Adams..................  Controller of Omnicom Group Inc.                                            35
Raymond E. McGovern............  Secretary, General Counsel of Omnicom Group Inc.                            66
Allen Rosenshine...............  Chairman, Chief Executive Officer of BBDO Worldwide Inc.                    55
James A. Cannon ...............  Vice Chairman, Chief Financial Officer of BBDO Worldwide Inc.               55
Keith L. Reinhard..............  Chairman, Chief Executive Officer of DDB Needham Worldwide Inc.             59
William G. Tragos..............  Chairman, Chief Executive Officer of TBWA International B.V.                59
John D. Wren...................  Chairman, Chief Executive Officer of Diversified Agency Services            41


     John L. Bernbach, Martin Boase and Peter I. Jones ceased to be Executive Officers of the Company in 1993 by reason of a change in their responsibilities.

     Effective January 1, 1994, Keith L. Bremer resigned his position as Treasurer of the Company to become Chief Financial Officer of DDB Needham Worldwide Inc.

     Effective January 1, 1994, Dennis E. Hewitt was promoted to Treasurer of the Company. Mr. Hewitt joined the Company in May 1988 as Assistant Treasurer.

     William G. Tragos became an Executive Officer of the Company upon the Company's acquisition of TBWA International B.V. in May 1993. Mr. Tragos is one of the founding partners of TBWA International B.V. and has served as the Chairman and Chief Executive Officer since its formation.

      John D. Wren became an Executive Officer of the Company upon his appointment as Chief Executive Officer of Diversified Agency Services in May
1993. Mr. Wren had served as President of Diversified Agency Services since February 1992, having previously served as its Executive Vice President and General Manager from January 1991 through February 1992, and as its Senior Vice President and Chief Financial Officer from September 1986 through December 1990.

      Dale A. Adams was promoted to Controller of the Company in July 1992. Mr. Adams joined the Company in July 1991 after ten years with Coopers & Lybrand, where he served as a general practice manager from 1987 until joining the Company.

      Raymond E. McGovern has served as Secretary and General Counsel of the Company since September 1986, having previously served as Secretary and General Counsel of BBDO Worldwide Inc. (then named BBDO International, Inc.) for more than 10 years.

      Similar information with respect to the remaining Executive Officers of the Company will be found in the Company's definitive proxy statement expected to be filed April 8, 1994.

      The Executive Officers of the Company are elected annually following the Annual Meeting of the Shareholders of their respective employers.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Price Range of Common Stock and Dividend History

      The Company's Common Stock is listed on the New York Stock Exchange under the symbol "OMC". The table below shows the range of reported last sale prices on the New York Stock Exchange Composite Tape for the Company's common stock for the periods indicated and the dividends paid per share on the common stock for such periods.

                                                                 Dividends Paid
                                                                  Per Share of
                                         High            Low      Common Stock
                                         ----            ---      ------------
 1992
   First Quarter ..............        $36 3/4         $31 1/4         $.275
   Second Quarter .............         36 5/8          32              .310
   Third Quarter ..............         35 7/8          32              .310
   Fourth Quarter .............         41 7/8          34 3/4          .310
 1993
   First Quarter ..............         47 1/2          38 3/8          .310
   Second Quarter .............         47 1/4          38 1/4          .310
   Third Quarter ..............         46 1/4          37              .310
   Fourth Quarter .............         46 1/2          41 1/2          .310

      The Company is not aware of any restrictions on its present or future ability to pay dividends. However, in connection with certain borrowing facilities entered into by the Company and its subsidiaries (see Note 7 of the Notes to Consolidated Financial Statements), the Company is subject to certain restrictions on its current ratio, tangible net worth, and the ratio of net cash flow to consolidated indebtedness.

      On January 24, 1994 the Board of Directors declared a regular quarterly dividend of $.31 per share of common stock, payable April 1, 1994 to holders of record on March 18, 1994.

      Approximate Number of Equity Security Holders

                                                    Approximate Number of
                                                       Record Holders
                Title of Class                        on March 15, 1994
                --------------                      ---------------------
         Common Stock, $.50 par value .............         2,672
         Preferred Stock, $1.00 par value .........         None

 Item 6.  Selected Financial Data

      The following table sets forth selected financial data of the Company and should be read in conjunction with the consolidated financial statements which begin on page F-1.


                                                                      (Dollars in Thousands Except Per Share Amounts)
                                                      ------------------------------------------------------------------------------
                                                         1993             1992             1991             1990             1989
                                                         ----             ----             ----             ----             ----
For the year:
   Commissions and fees .......................       $1,516,475       $1,385,161       $1,236,158       $1,178,233       $1,007,173
   Net income .................................           85,345           69,298           57,052           52,009           46,794
   Earnings per common share:
      Primary .................................             2.79             2.45             2.08             2.01             1.81
      Fully diluted ...........................             2.62             2.31             2.01             1.94             1.71
   Dividends declared per common
      share ...................................             1.24             1.21             1.10             1.07              .98

At year end:
   Total assets ...............................        2,289,863        1,951,950        1,885,894        1,748,529        1,547,599
   Long-term obligations:
      Long-term debt ..........................          278,312          235,129          245,189          278,960          267,327
      Deferred taxes payable ..................             --              8,411            8,932            6,552           11,723
      Deferred compensation and
         other liabilities ....................           56,933           51,919           31,355           25,365           23,334


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      In 1993, domestic revenues from commissions and fees increased 9 percent. The effect of acquisitions, net of divestitures, accounted for a 4 percent increase. The remaining 5 percent increase was due to net new business gains and higher spending from existing clients.

     Domestic revenues increased 2 percent in both 1992 and 1991, primarily as a result of net new business gains and higher spending from existing clients.

      In 1993, international revenues increased 10 percent. The effect of the acquisition of TBWA International B.V. and several marketing services companies in the United Kingdom, net of divestitures, accounted for an 18 percent increase in international revenues. The strengthening of the U.S. dollar against several major international currencies relevant to the Company's non-U.S. operations decreased revenues by 12 percent. The increase in revenues, due to net new business gains and higher spending from existing clients, was 4 percent.

      In 1992, international revenues increased 25 percent, of which the effect of the acquisition of McKim Baker Lovick BBDO in Canada and the purchase of additional shares in several companies which were previously affiliates of the Company accounted for 14 percent. The remaining increase was due to net new business gains and higher spending from existing clients. The fourth quarter strengthening of the U.S. dollar did not significantly impact the revenues for the year.

      In 1991, international revenues increased 9 percent, of which the effect of the acquisition of Valin Pollen in the United Kingdom, the purchase of additional shares in several companies which were previously affiliates of the Company, offset by the merger of BBDO's agency in the United Kingdom into Abbott Mead Vickers. BBDO Ltd., accounted for 4 percent. The strengthening of the U.S. dollar decreased international revenues by 3 percent in 1991. The remaining increase was due to net new business gains and higher spending from existing clients.

      In 1993, worldwide operating expenses increased 9 percent. Acquisitions, net of divestitures during the year, accounted for a 12 percent increase in worldwide operating expenses. The strengthening of the U.S. dollar against several international currencies decreased worldwide operating expenses by 6 percent. The remaining increase was caused by normal salary increases and growth in out-of-pocket expenditures to service the increased revenue base. Net foreign exchange gains did not significantly impact operating expenses for the year.

      In 1992, worldwide operating expenses, before the special charge, increased 12 percent. Acquisitions, net of divestitures during the year, accounted for 5 percent of the increase. The remaining increase was caused by normal salary increases and growth in out-of-pocket expenditures to service the increased revenue base. Foreign exchange gains did not significantly impact total operating expenses for the year. The ratio of worldwide operating expenses, before the special charge, as a percent of commissions and fees improved slightly over 1991.

      In 1991, worldwide operating expenses, increased 5 percent over 1990 levels. The ratio of worldwide operating expenses, excluding non-recurring items, as a percent of commissions and fees did not change significantly in 1991. Foreign exchange gains were comparable to those reported in 1990. Gains, net of losses, from the sales of equity interests in certain companies, together with other non-recurring items did not have a significant effect on the 1991 results.

      Interest expense in 1993 is comparable to 1992. Interest and dividend income decreased in 1993 by $2.2 million. This decrease was primarily due to lower average amounts of cash and marketable securities invested during the year and lower average interest rates on amounts invested.

      Interest expense in 1992 is comparable to 1991. Interest and dividend income decreased by $1.4 million in 1992. This decrease was primarily due to lower average funds available for investment during the year and declining interest rates in certain countries.

      Interest expense increased in 1991 by $1.3 million. Interest and dividend income increased by $2.8 million in 1991. This increase was primarily due to an increase of funds available for investment overseas in markets where interest rates were generally above those in the United States.

      In 1993, the effective tax rate decreased to 42.0%. This decrease primarily reflects a lower international effective tax rate caused by fewer international operating losses with no associated tax benefit, partially offset by an increased domestic federal tax rate.

      In 1992, the effective tax rate of 43.6% was comparable to the 1991 effective tax rate of 44%.

      In 1993, consolidated net income increased 23 percent. This increase is the result of revenue growth, margin improvement, an increase in equity income and a decrease in minority interest expense. Operating margin increased to 11.2 percent in 1993 from 11.1 percent in 1992. This increase was the result of greater growth in commission and fee revenue than the growth in operating expenses. The increase in equity income is the result of improved net income at companies which are less than 50 percent owned. The decrease in minority interest expense is primarily due to the acquisition of certain minority interests in 1993 and lower earnings by companies in which minority interests exist. In 1993, the incremental impact of acquisitions, net of divestitures, accounted for 1 percent of the increase in consolidated net income, while the strengthening of the U.S. dollar against several international currencies decreased consolidated net income by 6 percent.

      Consolidated net income increased 21 percent in 1992. This increase is a result of revenue growth and margin improvement. Operating margin, before the first quarter special charge discussed below, increased to 11.1 percent in 1992 from 10.9 percent in 1991. This increase was the result of greater growth in commissions and fees than the growth in operating expenses. In 1992, the incremental impact of acquisitions, net of divestitures, accounted for 6 percent of the increase in consolidated net income.

      Consolidated net income increased 10 percent in 1991. This increase is a result of revenue growth, margin improvement, lower net interest costs and a reduction in the effective tax rate. Operating margin, which excludes net interest expense, increased to 10.9 percent in 1991 from 10.8 percent in 1990, reflecting the greater growth of commissions and fees as compared to operating expenses. The reduction in net interest expense also contributed to an increase in the Net Income Before Tax margin from 8.7 percent to 9.1 percent. The impact of net non-recurring items in 1991 did not contribute towards net income growth. In 1991, the incremental effect of acquisitions net of dispositions had an adverse effect of 5 percent on net income.

      At December 31, 1993, accounts payable increased by $131.3 million from December 31, 1992. This increase was primarily due to an increased volume of activity resulting from business growth and acquisitions during the year and differences in the dates on which payments to media and other suppliers became due in 1993 compared to 1992.

      In 1992, the Company adopted two new accounting principles which had a net favorable cumulative after tax effect of $3.8 million. At the same time, the Company recorded a special charge to provide for future losses related to certain leased property. The combination of the favorable impact of the adoption of the new accounting principles and the after tax impact of the special charge had no effect on 1992 consolidated net income.

      Effective January 1, 1994, the Company will adopt Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"). The Company estimates that the adoption of SFAS No. 112 will result in an unfavorable after tax effect on net income of approximately $27 million.

      The current economic conditions in the Company's major markets would indicate varying growth rates in advertising expenditures in 1994. The Company anticipates slow growth rates in certain European economies and improved growth rates in the United States, the United Kingdom and Australia. However, the Company believes that it is properly positioned should the anticipated improved growth rates not occur.

Capital Resources and Liquidity

      Cash and cash equivalents increased $62 million during 1993 to $175 million at December 31, 1993. The Company's positive net cash flow provided by operating activities was enhanced by an improvement in the relationship between the collection of accounts receivable and the payment of obligations to media and other suppliers. After annual cash outlays for dividends paid to shareholders and minority interests and the repurchase of the Company's common stock for employee programs, the balance of the cash flow was used to fund acquisitions, make capital expenditures, repay debt obligations and invest in marketable securities. Cash was also raised from the issuance of $144 million of 4.5%/6.25% Step-Up Convertible Subordinated Debentures due 2000, the net proceeds of which were used for general corporate purposes, including, to reduce borrowings under the Company's commercial paper program.

      On August 9, 1993, the Company issued a Notice of Redemption for the outstanding $85 million of its 7% Convertible Subordinated Debentures due 2013. Prior to the October 8, 1993 redemption date, debenture holders elected to convert all of their outstanding debentures into common stock of the Company at a conversion price of $25.75 per common share.

      The Company maintains relationships with a number of banks worldwide, which have extended unsecured committed lines of credit in amounts sufficient to meet the Company's cash needs. At December 31, 1993, the Company had $359 million in committed lines of credit, comprised of a $200 million, two and one-half year revolving credit agreement and $159 million in unsecured credit lines, principally outside of the United States. Of the $359 million in committed lines, $27 million were used at December 31, 1993. Management believes the aggregate lines of credit available to the Company are adequate to support its short-term cash requirements for dividends, capital expenditures and maintenance of working capital.

      The Company anticipates that the year end cash position, together with the future cash flows from operations and funds available under existing credit facilities will be adequate to meet its long-term cash requirements as presently contemplated.

Item 8.  Financial Statements and Supplementary Data

      The financial statements and supplementary data required by this item appear beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

      Information with respect to the directors of the Company is incorporated by reference to the Company's definitive proxy statement expected to be filed by April 8, 1994. Information regarding the Company's executive officers is set forth in Part I of this Form 10-K.

Item 11.  Executive Compensation

      Incorporated by reference to the Company's definitive proxy statement expected to be filed by April 8, 1994.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference to the Company's definitive proxy statement expected to be filed by April 8, 1994.

Item 13.  Certain Relationships and Related Transactions

      Incorporated by reference to the Company's definitive proxy statement expected to be filed by April 8, 1994.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on  Form 8-K

                                                                            Page
                                                                            ----
(a) 1.Financial Statements:

      Report of Management ............................................     F-1

      Report of Independent Public Accountants ........................     F-2

      Consolidated Statements of Income for the three years
         ended December 31, 1993 ......................................     F-3

      Consolidated Balance Sheets at December 31, 1993 and 1992 .......     F-4

      Consolidated Statements of Shareholders' Equity for the
         three years ended December 31, 1993 ..........................     F-5

      Consolidated Statements of Cash Flows for the three years
         ended December 31, 1993 ......................................     F-6

      Notes to Consolidated Financial Statements ......................     F-7

      Quarterly Results of Operations (Unaudited) .....................     F-16

    2.Financial Statement Schedules:

      For the three years ended December 31, 1993:

       Schedule II--Amounts Receivable from Related Parties,
          Underwriters, Promoters, and Employees
          Other Than Related Parties ..................................     S-1

       Schedule VIII--Valuation and Qualifying Accounts ...............     S-3

       Schedule IX--Short-Term Borrowings .............................     S-4

       Schedule X--Supplementary Income Statement Information .........     S-5

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

    3. Exhibits:

     (3)(i)         Articles of Incorporation.
                    Incorporated by reference to the 1986 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1987.

       (ii)         By-laws.
                    Incorporated by reference to the 1987 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1988.

     (4) Instruments Defining the Rights of Security Holders, Including Indentures.

       4.1 Copy of Registrant's 6 1/2% Convertible Subordinated Debentures due 2004, including the indenture, filed as
                    Exhibit 4.2 to Omnicom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, is incorporated herein by reference.

        4.2 Copy of Registrant's 4.5%/6.25% Step-Up Convertible Subordinated Debentures due 2000, filed as Exhibit 4.3 to Omnicom Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, is incorporated herein by reference.

     (10)           Material Contracts.

                    Management Contracts, Compensatory Plans, Contracts or Arrangements.

       10.1 Standard Form of Severance Compensation Agreement incorporated by reference to BBDO International Inc.'s Form S-1 Registration Statement filed with the
                    Securities and Exchange Commission on September 28, 1973, is incorporated herein by reference.

       10.2         Copy of Registrant's  1987 Stock Plan, filed as Exhibit
                    10.26 to Omnicom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1987, is incorporated herein by reference.

       10.3 Copy of Registrant's Profit-Sharing Retirement Plan dated May 16, 1988, filed as Exhibit 10.24 to Omnicom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, is incorporated herein by reference.

       10.4 Copy of Employment Agreement dated March 20, 1989, between Peter I. Jones and Boase Massimi Pollitt plc, filed as Exhibit 10.22 to Omnicom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, is incorporated herein by reference.

       10.5 Standard Form of the Registrant's 1988 Executive Salary Continuation Plan Agreement, filed as Exhibit 10.24 to Omnicom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, is incorporated herein by reference.

       10.6 Standard Form of the Registrant's Indemnification Agreement with members of Registrant's Board of Directors, filed as Exhibit 10.25 to Omnicom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, is incorporated herein by reference.

       10.7 Copy of DDB Needham Worldwide Joint Savings Plan, effective as of May 1, 1989, filed as Exhibit 10.26 to Omnicom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, is incorporated herein by reference.

       10.8 Amendment to Registrant's Profit-Sharing Retirement Plan, listed as Exhibit 10.3 above, adopted February 4, 1991, filed as Exhibit 10.28 to Omnicom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, is incorporated herein by reference.

       10.9 Amendment to Registrant's Profit-Sharing Retirement Plan listed as Exhibit 10.3 above, adopted on December 7, 1992, filed as Exhibit 10.13 to Omnicom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, is incorporated herein by reference.

       10.10 Amendment to Registrant's Profit-Sharing Retirement Plan listed as Exhibit 10.3 above, adopted on July 1, 1993.

       10.11 Copy of Severance Agreement dated July 6, 1993, between Keith Reinhard and DDB Needham Worldwide Inc.

       10.12 Copy of Severance Agreement dated July 6, 1993, between John L. Bernbach and DDB Needham Worldwide Inc.

       10.13 Copy of Employment Agreement dated May 26, 1993, between William G. Tragos and TBWA International B.V.

       10.14        Copy of Deferred  Compensation  Agreement dated October
                    12,   1984,   between   William  G.   Tragos  and  TBWA
                    Advertising Inc.

                    Other Material Contracts.

       10.15 Copy of $200,000,000 Amended and Restated Credit Agreement, dated January 1, 1993, between Omnicom Finance Inc., Swiss Bank Corporation and the financial institutions party thereto, filed as Exhibit 10.12 to Omnicom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, is incorporated herein by reference.

    (21)            Subsidiaries of the Registrant.......................   S-6

    (23)            Consents of Experts and Counsel.

       23.1         Consent of Independent Public Accountants............   S-16

    (24)            Powers of Attorney  from  Bernard  Brochand,  Robert J.
                    Callander, Leonard S. Coleman, Jr., John R. Purcell, Gary L. Roubos, Quentin I. Smith, Jr., Robin B. Smith, William G. Tragos, and Egon P. S. Zehnder.

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1993.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Omnicom Group Inc.
Date: March 28, 1994

                                           By:         /s/ Fred J. Meyer
                                              -------------------------------
                                                           Fred J. Meyer
                                                      Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   Signature                                                      Title                                  Date
                   ---------                                                      -----                                  ----
              /s/ Bruce Crawford                                             President and Chief                      March 28, 1994
- -------------------------------------------------                            Executive Officer and Director
                 (Bruce Crawford)

              /s/ Fred J. Meyer                                              Chief Financial Officer                  March 28, 1994
- -------------------------------------------------                            and Director
                 (Fred J. Meyer)

              /s/ Dale A. Adams                                              Controller (Principal                    March 28, 1994
- -------------------------------------------------                            Accounting Officer)
                 (Dale A. Adams)

              /s/ Raymond E. McGovern                                        Secretary and General                    March 28, 1994
- -------------------------------------------------                            Counsel and Director
                 (Raymond E. McGovern)

              /s/ John L. Bernbach                                           Director                                 March 28, 1994
- -------------------------------------------------
                 (John L. Bernbach)

              /s/ Bernard Brochand*                                          Director                                 March 28, 1994
- -------------------------------------------------
                 (Bernard Brochand)

              /s/ Robert J. Callander*                                       Director                                 March 28, 1994
- -------------------------------------------------
                 (Robert J. Callander)

              /s/ James A. Cannon                                            Director                                 March 28, 1994
- -------------------------------------------------
                 (James A. Cannon)

              /s/ Leonard S. Coleman, Jr.*                                   Director                                 March 28, 1994
- -------------------------------------------------
                 (Leonard S. Coleman, Jr.)

              /s/ Peter I. Jones                                             Director                                 March 28, 1994
- -------------------------------------------------
                 (Peter I. Jones)

              /s/ John R. Purcell*                                           Director                                 March 28, 1994
- -------------------------------------------------
                 (John R. Purcell)

              /s/ Keith L. Reinhard                                          Director                                 March 28, 1994
- -------------------------------------------------
                 (Keith L. Reinhard)

              /s/ Allen Rosenshine                                           Director                                 March 28, 1994
- -------------------------------------------------
                 (Allen Rosenshine)

              /s/ Gary L. Roubos*                                            Director                                 March 28, 1994
- -------------------------------------------------
                 (Gary L. Roubos)

              /s/ Quentin I. Smith, Jr.*                                     Director                                 March 28, 1994
- -------------------------------------------------
                 (Quentin I. Smith, Jr.)

              /s/ Robin B. Smith*                                            Director                                 March 28, 1994
- -------------------------------------------------
                 (Robin B. Smith)

             /s/ William G. Tragos*                                          Director                                 March 28, 1994
- -------------------------------------------------
                 (William G. Tragos)

              /s/ John D. Wren                                               Director                                 March 28, 1994
- -------------------------------------------------
                 (John D. Wren)

              /s/ Egon P.S. Zehnder*                                         Director                                 March 28, 1994
- -------------------------------------------------
                 (Egon P.S. Zehnder)

*By           /s/ Bruce Crawford
   ----------------------------------------------
                  Bruce Crawford
                  Attorney-in-fact


                              REPORT OF MANAGEMENT

     The management of Omnicom Group Inc. is responsible for the integrity of the financial data reported by Omnicom Group and its subsidiaries. Management uses its best judgment to ensure that the financial statements present fairly, in all material respects, the consolidated financial position and results of operations of Omnicom Group. These financial statements have been prepared in accordance with generally accepted accounting principles.

     The system of internal controls of Omnicom Group, augmented by a program of internal audits, is designed to provide reasonable assurance that assets are safeguarded and records are maintained to substantiate the preparation of accurate financial information. Underlying this concept of reasonable assurance is the premise that the cost of control should not exceed the benefits derived therefrom.

     The financial statements have been audited by independent public accountants. Their report expresses an independent informed judgment as to the fairness of management's reported operating results and financial position. This judgment is based on the procedures described in the second paragraph of their report.

     The Audit Committee meets periodically with representatives of financial management, internal audit and the independent public accountants to assure that each is properly discharging their responsibilities. In order to ensure complete independence, the Audit Committee communicates directly with the independent public accountants, internal audit and financial management to discuss the results of their audits, the adequacy of internal accounting controls and the quality of financial reporting.

    /s/  Bruce Crawford                              /s/ Fred J. Meyer
- -----------------------------------          ----------------------------------
         Bruce Crawford                                  Fred J. Meyer
President and Chief Executive Officer               Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
  Shareholders of Omnicom Group Inc.:

     We have audited the accompanying consolidated balance sheets of Omnicom Group Inc. (a New York corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omnicom Group Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

     As discussed in Note 12 to the consolidated financial statements, effective January 1, 1992, the Company changed its methods of accounting for income taxes and postretirement benefits other than pensions.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules on pages S-1 through S-5 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                    Arthur Andersen & Co.

New York, New York
February 22, 1994

                      OMNICOM GROUP INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                                        Years Ended December 31,
                                                                                         (Dollars in Thousands
                                                                                         Except Per Share Data)
                                                                        ---------------------------------------------------------
                                                                            1993                   1992                   1991
                                                                        -----------            -----------            -----------
COMMISSIONS AND FEES .......................................            $ 1,516,475            $ 1,385,161            $ 1,236,158
OPERATING EXPENSES:
     Salaries and Related Costs ............................                879,808                798,189                721,858
     Office and General Expenses ...........................                467,468                433,884                379,183
     Special Charge ........................................                   --                    6,714                   --
                                                                        -----------            -----------            -----------
                                                                          1,347,276              1,238,787              1,101,041
                                                                        -----------            -----------            -----------

OPERATING PROFIT ...........................................                169,199                146,374                135,117

NET INTEREST EXPENSE:
     Interest and Dividend Income ..........................                (14,628)               (16,810)               (18,207)
     Interest Paid or Accrued ..............................                 41,203                 40,888                 41,400
                                                                        -----------            -----------            -----------
                                                                             26,575                 24,078                 23,193
                                                                        -----------            -----------            -----------
INCOME BEFORE INCOME TAXES
   AND CHANGE IN ACCOUNTING
   PRINCIPLES ..............................................                142,624                122,296                111,924
INCOME TAXES ...............................................                 59,871                 53,268                 49,248
                                                                        -----------            -----------            -----------
INCOME AFTER INCOME TAXES AND BEFORE
   CHANGE IN ACCOUNTING PRINCIPLES .........................                 82,753                 69,028                 62,676
EQUITY IN AFFILIATES .......................................                 13,180                  9,598                  9,274
MINORITY INTERESTS .........................................                (10,588)               (13,128)               (14,898)
                                                                        -----------            -----------            -----------
INCOME BEFORE CHANGE IN
   ACCOUNTING PRINCIPLES ...................................                 85,345                 65,498                 57,052
CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLES ...................................                   --                    3,800                   --
                                                                        -----------            -----------            -----------
NET INCOME .................................................            $    85,345            $    69,298            $    57,052
                                                                        ===========            ===========            ===========

NET INCOME PER COMMON SHARE:
  Income Before Change in
    Accounting Principles:
      Primary ..............................................                  $2.79                  $2.31                  $2.08
      Fully Diluted ........................................                  $2.62                  $2.20                  $2.01

  Cumulative Effect of Change
    in Accounting Principles:
      Primary ..............................................                   --                    $0.14                   --
      Fully Diluted ........................................                   --                    $0.11                   --

  Net Income:
      Primary ..............................................                  $2.79                  $2.45                  $2.08
                                                                              =====                  =====                  =====
      Fully Diluted ........................................                  $2.62                  $2.31                  $2.01
                                                                              =====                  =====                  =====

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                      OMNICOM GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  A S S E T S

                                                                                           December 31,
                                                                                      (Dollars in Thousands)
                                                                                   ---------------------------
                                                                                      1993             1992
                                                                                   ----------       ----------
Current Assets:
    Cash and cash equivalents....................................................  $  174,833       $  112,459
    Marketable securities, at cost, which approximates market....................      38,003           18,431
    Accounts receivable, less allowance for doubtful accounts of
        $17,298 and $12,825 (Schedule VIII)......................................     901,434          826,733
    Billable production orders in process, at cost...............................      59,415           57,529
    Prepaid expenses and other current assets....................................     100,791          121,577
                                                                                   ----------       ----------
      Total Current Assets.......................................................   1,274,476        1,136,729
Furniture, Equipment and Leasehold Improvements, at cost, less
    accumulated depreciation and amortization of $188,868 and $163,107...........     160,543          153,155
Investments in Affiliates  ......................................................     112,232          106,536
Intangibles, less accumulated amortization of $93,105 and $75,706................     603,494          478,581
Deferred Tax Benefit.............................................................      18,522              --
Deferred Charges and Other Assets ...............................................     120,596           76,949
                                                                                   ----------       ----------
                                                                                   $2,289,863       $1,951,950
                                                                                   ==========       ==========

            L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y

Current Liabilities:
    Accounts payable.............................................................  $1,058,095       $  926,782
    Current portion of long-term debt............................................      21,892           10,096
    Bank loans (Schedule IX).....................................................      26,155           26,505
    Advance billings.............................................................      90,422           90,879
    Other accrued taxes..........................................................      32,953           27,625
    Other accrued liabilities....................................................     254,378          194,549
    Accrued taxes on income......................................................      29,974           25,381
    Dividend payable.............................................................      10,349            8,826
                                                                                   ----------       ----------
      Total Current Liabilities..................................................   1,524,218        1,310,643
                                                                                   ----------       ----------
Long-Term Debt  .................................................................     278,312          235,129
Deferred Compensation and Other Liabilities .....................................      56,933           51,919
Deferred Taxes Payable ..........................................................         --             8,411
Minority Interests ..............................................................      28,214           36,956
Commitments and Contingent Liabilities (Note 10)
Shareholders' Equity:
    Preferred stock, $1.00 par value, 7,500,000 shares authorized, none
        issued...................................................................         --               --
    Common stock, $.50 par value, 75,000,000 shares authorized, 35,071,932
        and 30,388,593 shares issued in 1993 and 1992, respectively..............      17,536           15,195
    Additional paid-in capital...................................................     252,408          155,086
    Retained earnings............................................................     287,416          245,373
    Unamortized restricted stock.................................................     (21,807)         (15,307)
    Cumulative translation adjustment............................................     (65,257)         (37,869)
    Treasury stock, at cost, 1,901,977 and 1,930,035 shares in 1993 and
        1992, respectively.......................................................     (68,110)         (53,586)
                                                                                   ----------       ----------
         Total Shareholders' Equity..............................................     402,186          308,892
                                                                                   ----------       ----------
                                                                                   $2,289,863       $1,951,950
                                                                                   ==========       ==========



        The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                      OMNICOM GROUP INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      Three Years Ended December 31, 1993
                             (Dollars in Thousands)

                                            Common Stock      Additional           Unamortized  Cumulative               Total
                                       ---------------------   Paid-in    Retained Restricted  Translation  Treasury  Shareholders'
                                         Shares    Par Value   Capital    Earnings    Stock    Adjustment     Stock      Equity
                                       ----------  ---------   --------   --------   --------  ----------   --------    --------
Balance January 1, 1991.............   28,133,698   $14,067   $  98,465   $192,388   $(10,634)   $41,465    $(37,421)   $298,330

Net income..........................                                        57,052                                        57,052

Dividends declared..................                                       (30,259)                                      (30,259)

Issue of new shares.................    1,724,900       862      43,070                                                   43,932

Amortization of restricted shares...                                                    6,245                              6,245

Shares issued under employee
   stock plans......................                              1,176                (6,588)                11,268       5,856

Shares issued for acquisitions......      347,791       174      10,436                                                   10,610

Conversion of 7% Debentures.........       15,417         8         401                                                      409

Cumulative translation adjustment...                                                              (8,428)                 (8,428)

Repurchases of shares...............                                                                         (17,529)    (17,529)
                                       ----------   -------    --------   --------   --------   --------    --------    --------
Balance December 31, 1991, as
   previously reported..............   30,221,806    15,111     153,548    219,181    (10,977)    33,037     (43,682)    366,218

Pooling of interests adjustment.....      159,720        80          91     (6,062)                                       (5,891)
                                       ----------   -------    --------   --------   --------   --------    --------    --------
Balance January 1, 1992, as restated   30,381,526    15,191     153,639    213,119    (10,977)    33,037     (43,682)    360,327

Net income..........................                                        69,298                                        69,298

Dividends declared..................                                       (33,628)                                      (33,628)

Amortization of restricted shares...                                                    5,993                              5,993

Shares issued under employee
   stock plans......................                              1,227               (10,323)                16,691       7,595

Shares issued for acquisitions......      150,168        75         220                                                      295

Retirement of shares................     (143,101)      (71)                (3,416)                            3,487         --

Cumulative translation adjustment...                                                             (70,906)                (70,906)

Repurchases of shares...............                                                                         (30,082)    (30,082)
                                       ----------   -------    --------   --------   --------   --------    --------    --------
Balance December 31, 1992, as
   previously reported..............   30,388,593    15,195     155,086    245,373    (15,307)   (37,869)    (53,586)    308,892

Pooling of interests adjustment.....    1,349,260       674         124     (6,309)               (1,834)                 (7,345)
                                       ----------   -------    --------   --------   --------   --------    --------    --------
Balance January 1, 1993, as restated   31,737,853    15,869     155,210    239,064    (15,307)   (39,703)    (53,586)    301,547

Net income..........................                                        85,345                                        85,345

Dividends declared..................                                       (36,993)                                      (36,993)

Amortization of restricted shares...                                                    7,096                              7,096

Shares issued under employee
   stock plans......................                              5,709               (13,596)                15,413       7,526

Shares issued for acquisitions......                              7,303                                       21,948      29,251

Conversion of 7% Debentures.........    3,334,079     1,667      84,186                                                   85,853

Cumulative translation adjustment...                                                             (25,554)                (25,554)

Repurchases of shares...............                                                                         (51,885)    (51,885)
                                       ----------   -------    --------   --------   --------   --------    --------    --------
Balance December 31, 1993...........   35,071,932   $17,536    $252,408   $287,416   $(21,807)  $(65,257)   $(68,110)   $402,186
                                       ==========   =======    ========   ========   ========   ========    ========    ========



        The accompanying notes to consolidated financial statements are an integral part of these statements.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               Years Ended December 31,
                                                                                                (Dollars in Thousands)
                                                                                    ---------------------------------------------
                                                                                       1993              1992              1991
                                                                                    ---------         ---------         ---------

Cash Flows From Operating Activities:
  Net income ..............................................................         $  85,345         $  69,298         $  57,052
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization of tangible assets ......................            34,574            33,706            32,846
    Amortization of intangible assets .....................................            18,950            16,102            13,332
    Minority interests ....................................................            10,588            13,128            14,898
    Earnings of affiliates in excess of dividends received ................            (6,823)           (3,765)           (2,539)
    Increase (decrease) in deferred taxes .................................             2,197              (921)            2,553
    Provisions for losses on accounts receivable ..........................             4,742             2,545             3,085
    Amortization of restricted shares .....................................             7,096             5,993             6,245
    Loss (gain) on sales of equity interests in
      subsidiaries and affiliates .........................................              --                 414            (1,794)
    Increase in accounts receivable .......................................           (35,416)          (29,360)          (32,978)
    Decrease (increase) in billable production ............................             6,665            (8,318)           (1,508)
    Decrease (increase) in other current assets ...........................            19,949           (12,011)          (27,165)
    Increase in accounts payable ..........................................            73,389            81,697            42,761
    (Decrease) increase in other accrued liabilities ......................            (3,498)           26,185            19,692
    Increase (decrease) in accrued taxes on income ........................             1,918            (3,830)            9,102
    Other .................................................................           (10,479)           (9,167)            8,061
                                                                                    ---------         ---------         ---------
Net Cash Provided By Operating Activities .................................           209,197           181,696           143,643
                                                                                    ---------         ---------         ---------
Cash Flows From Investing Activities:
  Capital expenditures ....................................................           (33,646)          (34,881)          (32,097
  Payments for purchases of equity interests in subsidiaries
    and affiliates, net of cash acquired ..................................           (80,577)          (59,651)          (77,129)
  Proceeds from sales of equity interests in subsidiaries and
    affiliates ............................................................               558             1,840             8,334
  Payments for purchases of marketable securities and
    other investments .....................................................           (49,733)           (5,353)          (35,937)
  Proceeds from sales of marketable securities and
    other investments .....................................................            17,396            30,504             3,284
                                                                                    ---------         ---------         ---------
Net Cash Used In Investing Activities .....................................          (146,002)          (67,541)         (133,545)
                                                                                    ---------         ---------         ---------
Cash Flows From Financing Activities:
  Issuance of common stock ................................................              --                --              44,341
  Net (repayments) borrowings under lines of credit .......................           (14,167)           (9,302)           18,461
  Proceeds from issuances of debt obligations .............................           147,283             7,836               470
  Repayment of principal of debt obligations ..............................           (31,980)          (41,371)          (20,454)
  Share transactions under employee stock plans ...........................             7,526             7,594             5,856
  Dividends and loans to minority stockholders ............................            (8,033)           (9,128)           (9,538)
  Dividends paid ..........................................................           (35,470)          (32,623)          (29,708)
  Purchase of treasury shares .............................................           (51,885)          (30,082)          (17,529)
                                                                                    ---------         ---------         ---------
Net Cash Provided by (Used in) Financing Activities .......................            13,274          (107,076)           (8,101)
                                                                                    ---------         ---------         ---------
  Effect of exchange rate changes on cash and cash
    equivalents ...........................................................           (14,095)           (8,331)             (549)
                                                                                    ---------         ---------         ---------
Net Increase (Decrease) In Cash and Cash Equivalents ......................            62,374            (1,252)            1,448
Cash and Cash Equivalents At Beginning of Period ..........................           112,459           113,711           112,263
                                                                                    ---------         ---------         ---------
Cash and Cash Equivalents At End of Period ................................         $ 174,833         $ 112,459         $ 113,711
                                                                                    =========         =========         =========
Supplemental Disclosures:
  Income taxes paid .......................................................         $  58,893         $  58,292         $  41,217
                                                                                    =========         =========         =========
  Interest paid ...........................................................         $  38,290         $  32,729         $  35,417
                                                                                    =========         =========         =========


     The accompanying notes to consolidated financial statements are an integral part of these statements.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

     Recognition of Commission and Fee Revenue. Substantially all revenues are derived from commissions for placement of advertisements in various media and from fees for manpower and for production of advertisements. Revenue is generally recognized when billed. Billings are generally rendered upon presentation date for media, when manpower is used, when costs are incurred for radio and television production and when print production is completed.

     Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Omnicom Group Inc. and its domestic and international subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

     Reclassifications. Certain prior year amounts have been reclassified to conform with the 1993 presentation.

     Billable Production. Billable production orders in process consist principally of costs incurred in producing advertisements and marketing communications for clients. Such amounts are generally billed to clients when costs are incurred for radio and television production and when print production is completed.

     Treasury Stock. The Company accounts for treasury share purchases at cost. The reissuance of treasury shares is accounted for at the average cost. Gains or losses on the reissuance of treasury shares are generally accounted for as additional paid-in capital.

     Foreign  Currency  Translation.  The Company's  financial  statements  were prepared in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Under this method, net transaction gains of $5.0 million, $8.1 million and $5.3 million are included in 1993, 1992 and 1991 net income, respectively.

     Net Income Per Common Share. Primary earnings per share is based upon the weighted average number of common shares and common share equivalents outstanding during each year. Fully diluted earnings per share is based on the above adjusted for the assumed conversion of the Company's Convertible Subordinated Debentures and the assumed increase in net income for the after tax interest cost of these debentures. For the year ended December 31, 1993, the 6.5% Convertible Subordinated Debentures were assumed to be converted for the full year; the 7% Convertible Subordinated Debentures were assumed to be converted through October 8, 1993 when they were converted into common stock; and the 4.5%/6.25% Step-Up Convertible Subordinated Debentures were assumed to be converted from their September 1, 1993 issuance date. For the years ended December 31, 1992 and 1991, the 6.5% and 7% Convertible Subordinated Debentures were assumed to be converted for the full year. The number of shares used in the computations were as follows:

                                          1993        1992         1991
                                          ----        ----         ----
     Primary EPS computation .......   30,607,900   28,320,400   27,415,000
     Fully diluted EPS computation .   37,563,500   35,332,400   34,384,400

     Severance Agreements. Arrangements with certain present and former employees provide for continuing payments for periods up to 10 years after cessation of their full-time employment in consideration for agreements by the employees not to compete and to render consulting services in the post employment period. Such payments, which are determined, subject to certain conditions and limitations, by earnings in subsequent periods, are expensed in such periods.

     Depreciation of Furniture and Equipment and Amortization of Leasehold Improvements. Depreciation charges are computed on a straight-line basis or declining balance method over the estimated useful lives of furniture and equipment, up to 10 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the terms of the related lease or the useful life of these assets.

     Intangibles. Intangibles represent acquisition costs in excess of the fair value of tangible net assets of purchased subsidiaries which are being amortized on a straight-line basis over periods not exceeding forty years.

     Deferred Taxes. Deferred tax liabilities and tax benefits relate to the recognition of certain revenues and expenses in different years for financial statement and tax purposes.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Cash Flows. The Company's cash equivalents are primarily comprised of investments in overnight interest-bearing deposits and money market instruments with maturity dates of three months or less.

     The following supplemental schedule summarizes the fair value of assets acquired, cash paid, common shares issued and the liabilities assumed in conjunction with the acquisition of equity interests in subsidiaries and affiliates, for each of the three years ended December 31:

                                                  (Dollars in thousands)
                                               1993        1992         1991
Fair value of non-cash assets acquired ..   $ 287,177   $ 173,974   $  89,384
Cash paid, net of cash acquired .........     (80,577)    (59,651)    (77,129)
Common shares issued ....................     (21,906)      5,596     (10,610)
                                            ---------   ---------   ---------
Liabilities assumed .....................   $ 184,694   $ 119,919   $   1,645
                                            =========   =========   =========

     During 1993, the Company issued 3,334,079 shares of common stock upon conversion of $85.9 million of its 7% Convertible Subordinated Debentures.

     Concentration of Credit Risk. The Company provides advertising and marketing services to a wide range of clients who operate in many industry sectors around the world. The Company grants credit to all qualified clients, but does not believe it is exposed to any undue concentration of credit risk to any significant degree.

2. Acquisitions

     During 1993 the Company made several acquisitions whose aggregate cost, in cash or by issuance of the Company's common stock, totaled $132.8 million for net assets, which included intangible assets of $149.7 million. Included in both figures are contingent payments related to prior year acquisitions totaling $16.2 million.

     Pro forma combined results of operations of the Company as if the acquisitions had occurred on January 1, 1992 do not materially differ from the reported amounts in the consolidated statements of income for each of the two years in the period ended December 31, 1993.

      Certain acquisitions entered into in 1993 require payments in future years if certain results are achieved. Formulas for these contingent future payments differ from acquisition to acquisition.

     In May 1993, the Company completed its acquisition of a third agency network, TBWA International B.V. The acquisition was accounted for as a pooling of interests and, accordingly, the results of operations for TBWA International B.V. have been included in these consolidated financial statements since January 1, 1993. Prior year consolidated financial statements were not restated as the impact on such years was not material.

3.  Bank Loans and Lines of Credit

     Bank loans generally resulted from bank overdrafts of international subsidiaries which are treated as loans pursuant to bank agreements. At December 31, 1993 and 1992, the Company had unsecured committed lines of credit aggregating $359 million and $266 million, respectively. The unused portion of credit lines was $332 million and $237 million at December 31, 1993 and 1992, respectively. The lines of credit are generally extended at the banks' lending rates to their most credit worthy borrowers. Material compensating balances are not required within the terms of these credit agreements.

     At December 31, 1992, the committed lines of credit included $125 million under a two year revolving credit agreement. Due to the long term nature of this credit agreement, borrowings under the agreement were classified as long-term debt. As of January 1, 1993, the $125 million credit agreement was replaced by a $200 million, two and one-half year revolving credit agreement. Borrowings under this credit agreement are also classified as long-term debt. There were no borrowings under these credit agreements at December 31, 1993 and 1992.

4.  Employee Stock Plans

       Under the terms of the Company's 1987 Stock Plan, as amended (the "1987 Plan"), 4,750,000 shares of common stock of the Company are reserved for restricted stock awards and non-qualified stock options to key employees of the Company.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Under the terms of the 1987 Plan, the option price may not be less than 100% of the market value of the stock at the date of the grant. Options become exercisable 30% on each of the first two anniversary dates of the grant date with the final 40% becoming exercisable three years from the grant date.

      Under the 1987 Plan, 285,000, 242,500 and 175,000 non-qualified options were granted in 1993, 1992 and 1991, respectively.

      A summary of changes in outstanding options for the three years ended December 31, 1993 is as follows:

                                                   Years Ended December 31,
                                               ---------------------------------
                                                1993         1992        1991
                                                ----         ----        ----
Shares under option (at prices ranging
  from $16.50 to $35.0625) --
  Beginning of year .....................     998,000    1,043,900    1,076,416
Options granted (at prices ranging from
  $23.50 to $40.0625) ...................     285,000      242,500      175,000
Options exercised (at prices ranging
  from $16.50 to $35.0625) ..............    (197,800)    (274,200)    (203,600)
Options forfeited .......................     (12,800)     (14,200)      (3,916)
                                            ---------      -------    ---------
Shares under option (at prices ranging
  from $16.875 to $40.0625)-- End of year   1,072,400      998,000    1,043,900
                                            =========      =======    =========
Shares exercisable ......................     562,650      443,400      371,749
Shares reserved .........................   1,502,882      589,422    1,099,902

     Under the 1987 Plan,  337,200 shares,  314,775 shares and 278,250 shares of
restricted   stock  of  the  Company  were  awarded  in  1993,  1992  and  1991, respectively.

     All restricted shares granted under the 1987 Plan were sold at a price per share equal to their par value. The difference between par value and market value on the date of the sale is charged to shareholders' equity and then amortized to expense over the period of restriction. Under the 1987 Plan, the restricted shares become transferable to the employee in 20% annual increments provided the employee remains in the employ of the Company.

     Restricted shares may not be sold, transferred, pledged or otherwise encumbered until the restrictions lapse. Under most circumstances, the employee must resell the shares to the Company at par value if the employee ceases employment prior to the end of the period of restriction. A summary of changes in outstanding shares of restricted stock for the three years ended December 31, 1993 is as follows:

                                             Years Ended December 31,
                                       -----------------------------------
                                         1993          1992          1991
                                         ----          ----          ----
   Beginning balance ...........       629,752       619,024       765,763
     Amount granted ............       337,200       314,775       278,250
     Amount vested .............      (201,712)     (278,942)     (394,085)
     Amount forfeited ..........       (24,804)      (25,105)      (30,904)
                                       -------       -------       -------
   Ending balance ..............       740,436       629,752       619,024
                                       =======       =======       =======


     The charge to operations in connection with these restricted stock awards for the years ended December 31, 1993, 1992 and 1991 amounted to $7.1 million, $6.0 million and $6.2 million, respectively.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.  Segment Reporting

     The Company operates advertising agencies and offers its clients additional marketing services and specialty advertising through its wholly-owned and partially-owned businesses. A summary of the Company's operations by geographic area as of December 31, 1993, 1992 and 1991, and for the years then ended is presented below:

                                             (Dollars in Thousands)
                                       United
                                       States     International   Consolidated
                                     ----------   -------------   ------------
1993
   Commissions and Fees ........     $  770,611     $  745,864     $1,516,475
   Operating Profit ............         92,095         77,104        169,199
   Net Income ..................         40,814         44,531         85,345
   Identifiable Assets .........        827,032      1,462,831      2,289,863

1992
   Commissions and Fees ........        706,902        678,259      1,385,161
   Operating Profit ............         70,558         75,816        146,374
   Net Income ..................         33,223         36,075         69,298
   Identifiable Assets .........        675,508      1,276,442      1,951,950

1991
   Commissions and Fees ........        692,642        543,516      1,236,158
   Operating Profit ............         65,981         69,136        135,117
   Net Income ..................         25,078         31,974         57,052
   Identifiable Assets .........        659,583      1,226,311      1,885,894

6.  Investments in Affiliates

     The Company has approximately 45 unconsolidated affiliates with equity ownership ranging from 20% to 50%. The following table summarizes the balance sheets and income statements of the Company's unconsolidated affiliates, primarily in Europe, Australia, Asia and Canada, as of December 31, 1993, 1992, 1991, and for the years then ended:

                                                 (Dollars in Thousands)
                                           1993          1992          1991
                                           ----          ----          ----
   Current assets .................      $308,741      $312,423      $408,376
   Non-current assets .............        73,772        64,901        54,474
   Current liabilities ............       235,389       259,508       321,777
   Non-current liabilities ........        29,596         8,302        11,456
   Minority interests .............         1,149         1,110           275
   Gross revenues .................       290,814       288,416       374,760
   Costs and expenses .............       238,039       243,661       326,076
   Net income .....................        33,574        27,752        28,933

     The Company's equity in the net income of these affiliates amounted to $13.2 million, $9.6 million and $9.3 million for 1993, 1992 and 1991, respectively. The Company's equity in the net tangible assets of these affiliated companies was approximately $58.1 million, $56.2 million and $54.5 million at December 31, 1993, 1992 and 1991, respectively. Included in the Company's investments in affiliates is the excess of acquisition costs over the fair value of tangible net assets acquired. These acquisitions costs are being amortized on a straight-line basis over periods not exceeding forty years.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  Long-Term Debt and Financial Instruments

     Long-term debt outstanding as of December 31, 1993 and 1992 consisted of the following:

                                                                                                            (Dollars in Thousands)
                                                                                                           1993               1992
                                                                                                         --------           --------

4.5%/6.25% Step-Up Convertible Subordinated Debentures with a scheduled
  maturity in 2000 ...........................................................................           $143,750           $   --
6.5% Convertible Subordinated Debentures with a scheduled maturity
  in 2004 ....................................................................................            100,000            100,000
7% Convertible Subordinated Debentures with a scheduled maturity
  in 2013 ....................................................................................               --               85,853
Foreign currency and interest rate swaps, at floating LIBOR rates,
  maturing at various dates through 1997 .....................................................             11,435              5,291
Sundry notes payable to banks and others at rates from 5.75% to 16%,
  maturing at various dates through 1999 .....................................................             35,518             42,663
Loan Notes, at various rates with a scheduled maturity in 1994 ...............................              9,501             11,418
                                                                                                         --------           --------
                                                                                                          300,204            245,225
Less current portion .........................................................................             21,892             10,096
                                                                                                         --------           --------
  Total long-term debt .......................................................................           $278,312           $235,129
                                                                                                         ========           ========


     During the third quarter of 1993, the Company issued $143,750,000 of 4.5%/6.25% Step-Up Convertible Subordinated Debentures with a scheduled maturity in 2000. The average annual interest rate through the year 2000 is 5.42%. The debentures are convertible into common stock of the Company at a conversion price of $54.88 per share subject to adjustment in certain events. The debentures are not redeemable prior to September 1, 1996. Thereafter, the Company may redeem the debentures initially at 102.984% and at decreasing prices thereafter to 100% at maturity, in each case together with accrued interest. The debentures also may be repaid at the option of the holder at anytime prior to September 1, 2000 if there is a Fundamental Change, as defined in the debenture agreement, at the repayment prices set forth in the debenture agreement, subject to adjustment, together with accrued interest.

     On August 9, 1993, the Company issued a Notice of Redemption for its 7% Convertible Subordinated Debentures with a scheduled maturity in 2013. Prior to the October 1993 redemption date, debenture holders elected to convert all of their outstanding debentures into common stock of the Company at a conversion price of $25.75 per common share.

     During the third quarter of 1989, the Company issued $100,000,000 of 6.5% Convertible Subordinated Debentures with a scheduled maturity in 2004. The debentures are convertible into common stock of the Company at a conversion price of $28.00 per share subject to adjustment in certain events. Debenture holders have the right to require the Company to redeem the debentures on July 26, 1996 at a price of 123.001%, or upon the occurrence of a Fundamental Change, as defined in the debenture agreement, at the prevailing redemption price. The Company may redeem the debentures on or after July 27, 1994, initially at 118.808%, from July 27, 1995 to and including July 26, 1996 at 123.001%, and thereafter at 100%, together in each case with accrued interest. The debentures may also be redeemed in whole at any time, at par together with accrued interest, if any, in the event of certain developments regarding United States tax laws or the imposition of certain certification or identification requirements.

     Also in the third quarter of 1989, a wholly-owned subsidiary of the Company issued interest bearing Loan Notes in connection with the acquisition of Boase Massimi Pollitt plc. The Loan Notes are unsecured obligations guaranteed by the Company and bear interest at a yearly rate of 1/8 percent below the average of the six month London Inter-Bank Offered Rate for the three business days preceding the commencement of the relevant interest period. The Loan Notes are redeemable, at the option of the holder in whole or in part at their nominal amount, together with interest accrued to the date of redemption, on any interest payment date. Under certain conditions the Company may redeem the Loan

                      OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Notes, at their nominal amount plus accrued interest, on any interest payment date on or after December 31, 1992. Unless earlier redeemed or purchased and cancelled, the Loan Notes will be repaid on December 31, 1994 at their nominal amount together with accrued interest.

     In January 1993, the Company amended and restated the revolving credit agreement originally entered into in 1988. This $200,000,000 revolving credit agreement is with a consortium of banks having an initial term of two and one-half years. This credit agreement includes a facility for issuing commercial paper backed by bank letters of credit. The agreement contains certain financial covenants regarding minimum tangible net worth, current ratio, ratio of net cash flow to consolidated indebtedness, limitation on foreign indebtedness, limitation on employee loans, and limitation on investments in and loans to affiliates and unconsolidated subsidiaries. At December 31, 1993 the Company was in compliance with all of these covenants.

     Aggregate  maturities  of  long-term  debt in the next  five  years  are as follows:
                                          (Dollars in Thousands)
                                          ----------------------
               1994 ........................     $21,892
               1995 ........................      18,906
               1996 ........................       9,622
               1997 ........................       4,373
               1998 ........................       1,526

     Periodically, the Company enters into swap agreements and other derivative financial instruments primarily to reduce the impact of changes in foreign exchange rates on net assets and liabilities denominated in foreign currencies and to reduce the impact of changes in interest rates on floating rate debt. At December 31, 1993, the Company had foreign currency and interest rate swap agreements outstanding with commercial banks having a notional principal amount of $70.6 million. These agreements effectively change a portion of the Company's foreign currency denominated debt to U.S. dollar denominated debt. The change from foreign currency denominated debt reduces the exposure to foreign currency fluctuations.

     The Company also has entered into U.S. dollar interest rate swap agreements which convert its floating rate debt to a fixed rate. These agreements have varying notional principal amounts, starting dates and maturity dates. The aggregate maximum notional principal amount outstanding through October 2003 is $50 million.

8.  Income Taxes

     Income before income taxes and the provision for taxes on income consisted of the amounts shown below:

                                                 Years Ended December 31,
                                                  (Dollars in Thousands)
                                          -----------------------------------
                                             1993         1992         1991
                                          ---------    ---------    ---------
 Income before income taxes:
    Domestic .........................    $  65,571    $  47,535    $  44,937
    International ....................       77,053       74,761       66,987
                                          ---------    ---------    ---------
      Totals .........................    $ 142,624    $ 122,296    $ 111,924
Provision for taxes on income:
    Current:
      Federal ........................    $  16,428    $  17,143    $  15,140
      State and local ................        6,531        6,215        2,765
      International ..................       35,071       29,067       29,980
                                          ---------    ---------    ---------
                                             58,030       52,425       47,885
                                          ---------    ---------    ---------
    Deferred:
      Federal ........................        2,979       (3,702)       1,170
      State and local ................          139       (1,375)         239
      International ..................       (1,277)       5,920          (46)
                                          ---------    ---------    ---------
                                              1,841          843        1,363
                                          ---------    ---------    ---------
      Totals .........................    $  59,871    $  53,268    $  49,248
                                          =========    =========    =========

                      OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The Company's effective income tax rate varied from the statutory federal income tax rate as a result of the following factors:

                                               1993   1992   1991
                                               ----   ----   ----
     Statutory federal income tax rate .....   35.0%  34.0%  34.0%
     State and local taxes on income, net of
       federal income tax benefit ..........    3.0    2.6    1.8
     International subsidiaries' tax rate in
       excess of federal statutory rate ....    0.1    1.3    2.7
     Losses of international subsidiaries
       without tax benefit .................    0.2    1.0    0.3
     Non-deductible amortization of goodwill    3.9    3.7    3.3
     Other .................................   (0.2)   1.0    1.9
                                               ----   ----   ----
     Effective rate ........................   42.0%  43.6%  44.0%
                                               ====   ====   ====

     The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," which was adopted effective January 1, 1992. Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of the Company's assets and liabilities. Deferred tax benefits result principally from recording certain expenses in the financial statements which are not currently deductible for tax purposes. Deferred tax liabilities result principally from expenses which are currently deductible for tax purposes, but have not yet been expensed in the financial statements.

     The Company has recorded deferred tax benefits as of December 31, 1993 and 1992 of $56.7 million and $21.9 million, respectively, related principally to leasehold amortization, restricted stock amortization, foreign exchange transactions, and accrued expenses.

     The Company has recorded deferred tax liabilities as of December 31, 1993 and 1992 of $29.3 million and $21.9 million, respectively, related principally to furniture and equipment depreciation and tax lease recognition.

     In 1993, legislation was enacted which increased the U.S. statutory tax rate from 34% to 35%. The effect of this rate change and other statutory rate changes in various state, local and international jurisdictions was not material to net income.

     A provision has been made for additional  income and  withholding  taxes on
the  earnings  of  international   subsidiaries  and  affiliates  that  will  be
distributed.

9.  Employee Retirement Plans

     The Company's international and domestic subsidiaries provide retirement benefits for their employees primarily through profit sharing plans. Company contributions to the plans, which are determined by the boards of directors of the subsidiaries, have been in amounts up to 15% (the maximum amount deductible for federal income tax purposes) of total eligible compensation of participating employees. Profit sharing expense amounted to $25.8 million in 1993, $20.8 million in 1992 and $24.4 million in 1991.

     Some of the Company's international subsidiaries have pension plans. These plans are not required to report to governmental agencies pursuant to the Employee Retirement Income Security Act of 1974 (ERISA). Substantially all of these plans are funded by fixed premium payments to insurance companies who undertake legal obligations to provide specific benefits to the individuals covered. Pension expense amounted to $2.4 million in 1993, $2.7 million in 1992 and $2.5 million in 1991.

     Certain subsidiaries of the Company have an executive retirement program under which benefits will be paid to participants or their beneficiaries over 15 years from age 65 or death. In addition, other subsidiaries have individual deferred compensation arrangements with certain executives which provide for payments over varying terms upon retirement, cessation of employment or death.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Some of the Company's domestic subsidiaries provide life insurance and medical benefits for retired employees. Eligibility requirements vary by subsidiary, but generally include attainment of a specified combined age plus years of service factor. In 1991 the cost of these benefits was expensed as paid and was not material to the consolidated results of operations. Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106 "Employers' Accounting For Post- retirement Benefits Other Than Pensions" ("SFAS No. 106"). SFAS No. 106 requires that the expected cost of post retirement benefits be charged to expense during the years that the eligible employees render service. The after tax cumulative effect of the adoption of SFAS No. 106 was not material to the net worth of the Company and the expense for the year was not material to the 1993 and 1992 consolidated results of operations.

10.  Commitments

     At December 31, 1993, the Company was committed under operating leases, principally for office space. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent expense was $128.8 million in 1993, $117.3 million in 1992 and $101.7 million in 1991 after reduction by rents received from subleases of $10.0 million, $14.1 million and $17.9 million, respectively. Future minimum base rents under terms of noncancellable operating leases, reduced by rents to be received from existing noncancellable subleases, are as follows:

                                             (Dollars in Thousands)
                                    Gross Rent    Sublease Rent    Net Rent
                                    ----------    -------------    --------
     1994 ....................       $103,531       $  9,297       $ 94,234
     1995 ....................         94,594          7,698         86,896
     1996 ....................         85,395          6,459         78,936
     1997 ....................         77,229          4,305         72,924
     1998 ....................         66,330          2,927         63,403
     Thereafter ..............        414,201         10,944        403,257

     Where appropriate, management has established reserves for the difference between the cost of leased premises that were vacated and anticipated sublease income.

11.  Fair Value of Financial Instruments

     SFAS No. 107 "Disclosures about Fair Value of Financial Instruments," which was adopted by the Company in 1992, requires all entities to disclose the fair value of financial instruments for which it is practicable to estimate fair value.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and marketable securities:

     Marketable securities consist principally of investments in short-term, interest bearing instruments. The carrying amount approximates fair value.

Long-term investments:

     Included in deferred charges and other assets are long-term investments which consist principally of an investment in Aegis Group plc., a publicly traded company, carried at fair market value and related stock warrants carried at cost. The fair value of the warrants was determined using an option pricing model. The remaining amounts, carried at cost, approximate estimated fair value.

Long-term debt:

     The fair value of the Company's convertible subordinated debenture issues was determined by reference to quotations available in markets where those issues are traded. These quotations primarily reflect the conversion value of the debentures into the Company's common stock. These debentures are redeemable

                      OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

by the Company, at prices explained in Note 7, which are significantly less than the quoted market prices used in determining the fair value. The fair value of the Company's remaining long-term debt was estimated based on the current rates offered to the Company for debt with the same remaining maturities.

Swap agreements and forward contracts:

     The fair value of interest rate swaps and forward contracts is the estimated amount that the Company would receive or pay to terminate the agreements at December 31, 1993.

     The estimated fair value of the Company's financial instruments at December 31, 1993 is as follows:

                                                   (Dollars in Thousands)
                                                   Carrying        Fair
                                                    Amount        Value
                                                  ---------     ---------
     Cash and marketable securities .........     $ 212,836     $ 212,836
     Long-term investments ..................        26,015        27,672
     Long-term debt .........................       300,204       370,941

     Other financial instruments:
        Interest rate swaps .................          --          (2,457)
        Forward contracts ...................          (288)         (288)

12.  Special Charge and Adoption of New Accounting Principles

     Effective  January 1, 1992,  the Company  adopted SFAS No. 106 and SFAS No.
109. The cumulative after tax effect of the adoption of these Statements increased net income by $3.8 million, substantially all of which related to SFAS No. 109. Due to the continued weakening of the commercial real estate market in certain domestic and international locations and the reorganization of certain operations, the Company provided a special charge of $6.7 million pretax for losses related to future lease costs.

       Effective January 1, 1994, the Company will adopt SFAS No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"). The Company estimates that the adoption of SFAS No. 112 will result in an unfavorable after tax effect on net income of approximately $27 million.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
                  QUARTERLY RESULTS OF OPERATIONS (Unaudited)

     The following table sets forth a summary of the unaudited quarterly results of operations for the two years ended December 31, 1993 and 1992, in thousands of dollars except for per share amounts.

                                     First       Second      Third       Fourth
                                   ---------   ---------   ---------   ---------
Commissions & Fees
    1993 .......................   $ 339,139   $ 381,758   $ 339,531   $ 456,047
    1992 .......................     308,888     347,561     327,750     400,962

Income Before Special Charge
  and Income Taxes
    1993 .......................      24,738      49,274      19,581      49,031
    1992 .......................      24,093      39,441      23,042      42,434

Special Charge
    1993 .......................        --          --          --          --
    1992 .......................       6,714        --          --          --

Income Before Income Taxes
    1993 .......................      24,738      49,274      19,581      49,031
    1992 .......................      17,379      39,441      23,042      42,434

Income Taxes
    1993 .......................      10,390      20,678       8,228      20,575
    1992 .......................       7,678      16,993      10,633      17,964

Income After Income Taxes
    1993 .......................      14,348      28,596      11,353      28,456
    1992 .......................       9,701      22,448      12,409      24,470

Equity in Affiliates
    1993 .......................       1,692       2,674       1,769       7,045
    1992 .......................       2,103       4,081         125       3,289

Minority Interests
    1993 .......................      (1,584)     (4,008)       (276)    (4,720)
    1992 .......................      (2,876)     (4,172)     (2,157)    (3,923)

Cumulative Effect of Change
  in Accounting Principles
    1993 .......................        --          --          --          --
    1992 .......................       3,800        --          --          --

Net Income
    1993 .......................      14,456      27,262      12,846      30,781
    1992 .......................      12,728      22,357      10,377      23,836

Primary Earnings Per Share
    1993 .......................        0.50        0.90        0.43        0.95
    1992 .......................        0.45        0.78        0.37        0.84

Fully Diluted Earnings Per Share
    1993 .......................        0.49        0.82        0.43        0.87
    1992 .......................        0.45        0.72        0.37        0.76

                                                                    Schedule II

                      OMNICOM GROUP INC. AND SUBSIDIARIES

      SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES, UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                  For the Three Years Ended December 31, 1993

===================================================================================================================================
           Column A                            Column B      Column C               Column D                     Column E
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                   Deductions             Balance at End of Period
                                                                            -------------------------    --------------------------
                                               Balance at
                                               Beginning                     Amounts      Translation                       Not
       Name of Debtor                          of Period     Additions      Collected     Adjustments    Current(1)       Current(1)
- -----------------------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1993:
A. Steiner ..............................    $   134,925    $     5,673    $     8,855    $              $    43,914    $    87,829
M. Garcia ...............................        183,809         15,598         62,000                       137,407
A. Duynstee .............................        116,481                       109,086          7,395
L. van Schoonhoven ......................        103,899                        97,302          6,597
G. van Woerkom ..........................        106,526                        99,763          6,763
H. Stephan ..............................        157,646         15,375         87,467         10,667                        74,887
B. Singelmann ...........................        136,902         13,352                         9,264                       140,990
A. Sturgess .............................        161,262                       129,946           (400)        31,716
P. Merkley ..............................        125,000                        25,000                        33,333         66,667
Dr. A. Danyliuk .........................        240,992         23,505         61,717         16,308                       186,472
J. Kofner ...............................        186,283         17,251          8,775         12,606                       182,153
G. Woelky ...............................        136,666         13,329                         9,248                       140,747
W. Amerika ..............................        250,917                       234,986         15,931
E. Manen ................................        291,492                       272,985         18,507
C. Maggio ...............................        210,287          4,637         18,458                                      196,466
E. Wenzel ...............................                       209,928                                                     209,928
M. Switzer ..............................                       410,746        407,446                         3,300
                                             -----------    -----------    -----------    -----------    -----------    -----------
                                             $ 2,543,087    $   729,394    $ 1,623,786    $   112,886    $   249,670    $ 1,286,139
                                             ===========    ===========    ===========    ===========    ===========    ===========

Year Ended December 31, 1992:
P. Farago ...............................    $   208,346    $              $   208,346    $              $              $
A. Steiner ..............................        137,975          5,805          8,855                                      134,925
J. Bernbach .............................        143,351        209,294        352,645
M. Garcia ...............................        200,000         10,809         27,000                       183,809
R. Ferris ...............................        100,000                        25,000                        25,000         50,000
A. Duynstee .............................        114,160         12,820          3,463          7,036        116,481
L. van Schoonhoven ......................        165,784         20,165         71,833         10,217        103,899
G. van Woerkom ..........................        119,120         15,372         20,625          7,341        106,526
H. Stephan ..............................        231,672         25,352         84,498         14,880                       157,646
B. Singelmann ...........................        177,197         19,391         48,304         11,382                       136,902
J. Bove .................................        138,641          4,260         59,019         22,041         61,841
A. Sturgess .............................                       161,262                                      161,262
P. Schierholz ...........................        145,988                       133,766          9,090          3,132
P. Merkley ..............................                       125,000                                       31,250         93,750
Dr. A. Danyliuk .........................                       262,584         21,592                                      240,992
J. Kofner ...............................                       186,283                                                     186,283
G. Woelky ...............................                       136,666                                                     136,666
W. Amerika ..............................                       250,917                                      250,917
E. Manen ................................                       291,492                                      291,492
C. Maggio ...............................                       210,287                                      210,287
S. Burton ...............................                       126,332         75,627                        50,705
J. Bradstock ............................                       231,184        231,184
                                             -----------    -----------    -----------    -----------    -----------    -----------
                                             $ 1,882,234    $ 2,305,275    $ 1,371,757    $    81,987    $ 1,596,601    $ 1,137,164
                                             ===========    ===========    ===========    ===========    ===========    ===========


- -----------
(1) See footnote on Page S-2

                                                                   Schedule II

                      OMNICOM GROUP INC. AND SUBSIDIARIES

      SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES, UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES (Continued)

                  For the Three Years Ended December 31, 1993

===================================================================================================================================
           Column A                            Column B      Column C               Column D                     Column E
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                   Deductions             Balance at End of Period
                                                                            -------------------------    --------------------------
                                               Balance at
                                               Beginning                     Amounts      Translation                       Not
       Name of Debtor                          of Period     Additions      Collected     Adjustments    Current(1)       Current(1)
- -----------------------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1991:
P. Farago ...............................    $   217,031    $    19,741    $    28,426    $              $   208,346    $
A. Steiner ..............................        140,898          5,932          8,855                         3,000        134,975
S. Gillette .............................        140,000                        46,667                        46,667         46,666
J. Bernbach .............................                       143,351                                      143,351
M. Garcia ...............................                       200,000                                       14,900        185,100
R. Ferris ...............................                       125,000         25,000                        25,000         75,000
T. Hollander ............................        338,727                       329,994          4,169          4,564
J. Klok .................................        297,565                       285,360          3,662          8,543
A. Duynstee .............................                       114,160                                      114,160
L. van Schoonhoven ......................                       165,784                                      165,784
G. van Woerkom ..........................                       119,120                                      119,120
H. Stephan ..............................        317,770         32,443        114,266          4,275        231,672
B. Singelmann ...........................        219,728         22,433         62,008          2,956        177,197
J. Bove .................................                       203,466         64,825                       138,641
A. Sturgess .............................        104,546                       104,831           (285)
P. Schierholz ...........................                       145,988                                      145,988
                                             -----------    -----------    -----------    -----------    -----------    -----------
                                             $ 1,776,265    $ 1,297,418    $ 1,070,232    $    14,777    $ 1,546,933    $   441,741
                                             ===========    ===========    ===========    ===========    ===========    ===========

- -----------
(1) Interest is charged at varying rates which approximate the local fair market lending rate. Repayment terms vary in accordance with agreements between the employee and the respective company.

                                                                   Schedule VIII

                      OMNICOM GROUP INC. AND SUBSIDIARIES

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                  For the Three Years Ended December 31, 1993



====================================================================================================================================
         Column A                                  Column B          Column C                   Column D                   Column E
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                    Additions                  Deductions
                                                                   ------------      -----------------------------
                                                  Balance at         Charged          Removal of                           Balance
                                                  Beginning          to Costs        Uncollectible     Translation        at End of
       Description                                of Period        and Expenses      Receivables (1)   Adjustments          Period
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                (Dollars in Thousands)
Valuation  accounts  deducted from
  assets to which they apply--
  allowance  for
  doubtful accounts:
December 31, 1993 .......................           $12,825           $ 4,742           $  (686)          $   955           $17,298
December 31, 1992 .......................            15,634             2,545             4,092             1,262            12,825
December 31, 1991 .......................            16,532             3,085             3,974                 9            15,634

- --------------
(1) Net of acquisition date balances in allowance for doubtful accounts of companies acquired of $4,581 and $589 in 1993 and 1992, respectively.


                                                                     Schedule IX


                      OMNICOM GROUP INC. AND SUBSIDIARIES

                       SCHEDULE IX--SHORT-TERM BORROWINGS

                  For the Three Years Ended December 31, 1993


================================================================================================================
                                        Column A    Column B     Column C    Column D       Column E    Column F
- ----------------------------------------------------------------------------------------------------------------
                                                                              Maximum                   Weighted
                                                                            Outstanding      Average     Average
                                       Category of               Weighted   Short-term       Amount     Interest
                                        Aggregate  Balance at     Average   Borrowings     Outstanding    Rate
                                       Short-term    End of      Interest   During the     During the  During the
                                       Borrowings   Year (1)       Rate      Year (1)       Year (2)    Year (3)
- -----------------------------------------------------------------------------------------------------------------

Year ended December 31,
   1993............................       Banks    $26,155,000      6.5%    $65,463,000    $43,913,000     7.7%

Year ended December 31,
   1992............................       Banks     26,505,000     11.2%     75,743,000     50,643,000     8.9%

Year ended December 31,
   1991............................       Banks     36,229,000     10.5%     54,875,000     36,340,000     9.9%

- --------------
(1) Represents balances of U.S. dollar and foreign currency bank loans generally from bank overdrafts.

(2) Based upon a simple average of balances measured at regular intervals throughout the year.

(3)  Annualized interest expense divided by average amount outstanding.

                                                                      Schedule X

                      OMNICOM GROUP INC. AND SUBSIDIARIES

             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

                  For the Three Years Ended December 31, 1993

================================================================================================================
                       Column A                                Column B            Column C           Column D
- ----------------------------------------------------------------------------------------------------------------
                                                                          Amount Charged to Expenses
                                                              --------------------------------------------------
                       Category                                  1993                1992               1991
- ----------------------------------------------------------------------------------------------------------------
                                                                            (Dollars in Thousands)

Maintenance and Repairs.....................................    $16,334             $14,142            $12,759
Amortization of Intangible Assets...........................     18,950              16,102             13,332
