Form 10-Q
period 1994-03-31
OMNICOM GROUP INC
filed 1994-05-13
CIK 29989

CONFORMED COPY


                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended:  March 31, 1994
                  ----------------

Commission file number:  1-10551
                       ---------


                               Omnicom Group Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



     New York                                            13-1514814
- --------------------------------------------------------------------------------
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                        Identification No.)



  437 Madison Avenue, New York, New York                     10022
- --------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)



     (212) 415-3600
- --------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


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

The number of shares of common stock of the Company issued and outstanding at April 30, 1994 is 33,436,400.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
                                     INDEX
                      -----------------------------------


                                                                      Page No.
                                                                      --------
PART I.  FINANCIAL INFORMATION

 Item I. Financial Statements

                 Consolidated Condensed Balance Sheets -
                     March 31, 1994, December 31, 1993 and
                     March 31, 1993                                      2

                 Consolidated Condensed Statements of Income -
                     Three Months Ended March 31, 1994 and 1993          3

                 Consolidated Condensed Statements of Cash Flows -
                     Three Months Ended March 31, 1994 and 1993          4

                 Notes to Consolidated Condensed Financial
                     Statements                                         5-7

 Item II. Management's Discussion of Financial Condition
                     and Results of Operations                          8-11


PART II.  OTHER INFORMATION                                              12




                         PART I. FINANCIAL INFORMATION

                      OMNICOM GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                 Assets                                                           March 31,      December 31,           March 31,
                                                                                    1994             1993                 1993
                                                                                -----------       -----------         -----------

Current assets:
  Cash and cash equivalents ............................................        $   118,324        $   174,833        $    85,857
  Investments available-for-sale .......................................             18,620             38,003             17,457
  Accounts receivable, less allowance for doubtful accounts
     of $19,392, $17,298 and $14,370 ...................................            918,615            901,434            861,339
  Billable production orders in process ................................             70,776             59,415             80,310
  Prepaid expenses and other current assets ............................            133,820            100,791            123,122
                                                                                -----------        -----------        -----------
     Total current assets ..............................................          1,260,155          1,274,476          1,168,085

Furniture, equipment and leasehold improvements, less
  accumulated depreciation and amortization of $195,814,
  $188,868 and $178,321 ................................................            163,614            160,543            158,570
Investments in affiliates ..............................................            114,733            112,232            106,621
Intangibles, less amortization of $99,339, $93,105
  and $76,806 ..........................................................            626,024            603,494            494,661
Deferred tax benefit ...................................................             17,334             18,522             15,061
Deferred charges and other assets ......................................            120,000            120,596            100,158
                                                                                -----------        -----------        -----------
     Total assets ......................................................        $ 2,301,860        $ 2,289,863        $ 2,043,156
                                                                                ===========        ===========        ===========
          Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable .....................................................        $   926,830       $  1,058,095        $   821,946
  Payable to banks .....................................................             87,300             48,047             79,393
  Other accrued liabilities ............................................            350,146            388,102            306,754
  Accrued taxes on income ..............................................             19,972             29,974             30,132
                                                                                -----------        -----------        -----------
     Total current liabilities .........................................          1,384,248          1,524,218          1,238,225

Long term debt .........................................................            403,827            278,312            382,207
Deferred compensation and other liabilities ............................             81,713             56,933             64,120
Minority interests .....................................................             31,399             28,214             55,571

Shareholders' equity:
  Common stock .........................................................             17,536             17,536             15,954
  Additional paid-in capital ...........................................            253,112            252,408            162,704
  Retained earnings ....................................................            268,255            287,416            244,948
  Unamortized restricted stock .........................................            (19,806)           (21,807)           (13,845)
  Cumulative translation adjustment ....................................            (50,731)           (65,257)           (39,727)
  Treasury stock .......................................................            (67,693)           (68,110)           (67,001)
                                                                                -----------        -----------        -----------
     Total shareholders' equity ........................................            400,673            402,186            303,033
                                                                                -----------        -----------        -----------
     Total liabilities and shareholders' equity ........................        $ 2,301,860        $ 2,289,863        $ 2,043,156
                                                                                ===========        ===========        ===========

The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.

                         OMNICOM GROUP INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (Dollars in Thousands, Except Per Share Data)

                                                 Three Months Ended
                                                      March 31,
                                               --------------------
                                                 1994        1993
                                                 ----        ----
Revenues:
  Commissions and fees ....................   $ 376,538   $ 339,139

Operating expenses:
  Salaries and related costs ..............     218,395     202,045
  Office and general expenses .............     120,268     105,699
                                                -------     -------
                                                338,663     307,744
                                                -------     -------
Operating profit ..........................      37,875      31,395

Net interest expense:
  Interest and dividend income ............      (2,437)     (2,982)
  Interest paid or accrued ................       8,720       9,639
                                                -------     -------
                                                  6,283       6,657
                                                -------     -------
Income before income taxes and change in
  accounting principle ....................      31,592      24,738

Income taxes:
  Federal .................................       6,898       5,505
  State and local .........................       1,778       1,767
  International ...........................       4,487       3,118
                                                -------     -------
                                                 13,163      10,390
                                                -------     -------

Income after income taxes and before change
  in accounting principle .................      18,429      14,348
Equity in affiliates ......................       2,089       1,692
Minority interests ........................      (1,598)     (1,584)
                                                -------     -------
Income before change in accounting
  principle ...............................      18,920      14,456
Cumulative effect of change in accounting
  principle ...............................     (28,009)       --
                                                -------     -------
       Net (loss) income ..................   $  (9,089)  $  14,456
                                              =========   =========
Earnings per share
  Income before change in accounting
    principle:
       Primary ............................   $   0.58     $  0.50
       Fully diluted ......................   $   0.58     $  0.49

  Cumulative effect of change in accounting
    principle:
       Primary ............................   $  (0.85)        -
       Fully diluted ......................   $  (0.85)        -

  Net (loss) income
       Primary ............................   $  (0.27)    $  0.50
       Fully diluted ......................   $  (0.27)    $  0.49

Dividends declared per common share .......   $   0.31     $  0.31

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                            Three Months Ended
                                                                March 31,
                                                            --------------------
                                                            1994          1993
                                                            ----          ----
Cash flows from operating activities:
    Net income .........................................  $  (9,089)  $  14,456
    Adjustments to reconcile net income to net cash
     used in operating activities:
     Depreciation and amortization of tangible assets ..      8,923       8,127
     Amortization of intangible assets .................      5,554       4,109
     Minority interests ................................      1,333       1,584
     Earnings of affiliates in excess of dividends
        received .......................................       (439)       (431)
     (Decrease) increase in deferred taxes .............     (8,111)        708
     Provision for losses on accounts receivable .......      1,062         548
     Amortization of restricted stock...................      1,873       1,462
     Loss on sale of equity interests in subsidiaries
        and affiliates .................................        -           643
     (Increase) decrease in accounts receivable ........     (7,541)      7,977
     Increase in billable production ...................    (10,768)    (17,784)
     Increase in other current assets ..................    (22,004)     (4,019)
     Decrease in accounts payable ......................   (141,549)   (164,974)
     Decrease in other accrued liabilities .............    (41,069)    (39,738)
     (Decrease) increase in accrued income taxes .......    (10,431)        662
     Other .............................................     27,977       6,167
                                                           ---------   ---------
     Net cash used in operating activities .............   (204,279)   (180,503)
                                                           ---------   ---------
Cash flows from investing activities:
    Capital expenditures ...............................    (10,745)     (8,113)
    Cash (used for) acquired through purchases of equity
       interests in subsidiaries and affiliates ........    (23,064)      3,120
    Proceeds from sales of equity interests in
       subsidiaries and affiliates .....................        325         522
    Purchases of marketable securities .................     (8,210)     (6,452)
    Proceeds from sales of marketable securities .......     27,689      12,791
                                                           ---------   ---------
    Net cash (used in) provided by investing activities     (14,005)      1,868
                                                           ---------   ---------
Cash flows from financing activities:
    Net borrowings under lines of credit ...............     41,364      29,657
    Share transactions under employee stock plans ......      2,149       3,828
    Proceeds from issuance of debt obligations .........    122,851     145,041
    Dividends and loans to minority stockholders .......       (128)     (1,143)
    Dividends paid .....................................    (10,133)     (8,650)
    Purchase of treasury shares ........................     (4,238)    (16,503)
                                                           ---------   ---------
    Net cash provided by financing activities ..........    151,865     152,230
                                                           ---------   ---------
Effect of exchange rate changes on cash and cash
     equivalents .......................................      9,910        (197)
                                                           ---------   ---------
Net decrease in cash and cash equivalents ..............    (56,509)    (26,602)
Cash and cash equivalents at beginning of period .......    174,833     112,459
                                                           ---------   ---------
Cash and cash equivalents at end of period .............  $ 118,324   $  85,857
                                                           =========   =========
Supplemental Disclosures:
      Income taxes paid ................................  $  14,063    $  9,730
                                                           =========   =========
      Interest paid ....................................  $   5,969    $  7,200
                                                           =========   =========
The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   ------------------------------------------



1) The consolidated condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

2) These statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the information contained therein. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

3) Results of operations for the interim periods are not necessarily indicative of annual results.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Continued)
                   ------------------------------------------

4) Primary earnings per share is based upon the weighted average number of common shares and common share equivalents outstanding during each year. Fully diluted earnings per share is based on the above, and in 1993, adjusted for the assumed conversion of the Company's 6.5% and 7% Convertible Subordinated Debentures and the assumed increase in net income for the after tax interest cost of these debentures. In 1994, the Company's 6.5% and the 4.5%/6.25% Step-Up Convertible Subordinated Debentures were antidilutive and, therefore, were excluded from the calculation of fully diluted earnings per share. The number of shares used in the computations of primary and fully diluted earnings per share were as follows:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                      1994              1993
                                                      ----              ----
Primary EPS computation............................32,796,600         29,165,900
Fully diluted EPS computation......................32,817,700         36,176,600




5) On May 26, 1993, the Company exchanged 1,349,260 shares of Company common stock for all of the outstanding voting shares of TBWA International B.V. The combination was accounted for as a pooling of interests. Accordingly, the March 31, 1993 balance sheet, results of operations and cash flows have been restated to reflect the combination as of January 1, 1993.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Continued)
                   ------------------------------------------




 6) Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). The cumulative after tax effect of the adoption of this Statement decreased net income by $28,009,000.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                   ------------------------------------------

Results of Operations

First Quarter 1994 Compared to First Quarter 1993:

     Consolidated worldwide revenues from commission and fee income increased 11% to $376,538,000 in the first quarter of 1994 from $339,139,000 in the first quarter of 1993. Consolidated domestic revenues increased 9% to $196,942,000 in 1994 from $179,936,000 in 1993. Consolidated international commission and fee income increased 13% to $179,596,000 in 1994 from $159,203,000 in 1993. Absent the effect of the net acquisitions of subsidiary companies and movements in foreign currency exchange rates, consolidated worldwide commission and fee income increased 7% in the first quarter of 1994 as compared to the same period in 1993.

     Operating expenses increased 10% in the first quarter of 1994 as compared to the first quarter of 1993. Excluding the effect of the net acquisition activity and movements in foreign currency exchange rates mentioned above, operating expenses increased 7% over 1993 levels. This increase reflects normal salary increases, and growth in client service expenditures to support the increased revenue base. Operating expenses as a percentage of commissions and fees was 89.9% in the first quarter of 1994 and 90.7% in 1993.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)
                   ------------------------------------------


     Net interest expense decreased by $374,000 in the first quarter of 1994 as compared to the same period in 1993. The decrease primarily relates to lower average interest rates during the quarter as compared to 1993.

     Pretax profit margin was 8.4% in the first quarter of 1994 as compared to 7.3% in the same period in 1993. Operating margin, which excludes interest and dividend income and interest expense, was 10.1% in the first quarter of 1994 as compared to 9.3%, in the same period in 1993.


     The effective income tax rate was 41.7% in the first quarter of 1994 and 42.0% in the first quarter of 1993.

     The increase in equity in affiliates is indicative of greater profits earned by companies in which the Company owns less than a 50% equity interest. Minority interests of $1,598,000 is comparable with the first quarter of 1993.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)
                   ------------------------------------------

     Net income before the cumulative effect of the adoption of SFAS 112, increased 31% to $18,920,000 in the first quarter of 1994 as compared to $14,456,000 in the same period in 1993. Absent the effect of net acquisitions of subsidiary companies and movements in foreign currency exchange rates, net income increased 20% in the first quarter of 1994 as compared to the first quarter of 1993.

     Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for
Postemployment Benefits." The cumulative after-tax effect of this onetime non-cash charge was $28,009,000.

Capital Resources and Liquidity

     Cash and cash equivalents at March 31, 1994 decreased to $118,324,000 from $174,833,000 at December 31, 1993. This decline is due to the paydown of year-end accrued liabilities and payments to media and other suppliers exceeding collections from clients. Both events are normal recurring seasonal industry patterns. The relationship between payables to the media and suppliers and receivables from clients, at March 31, 1994, compares favorably to customary industry practices.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)
                   ------------------------------------------

     The Company maintains relationships with a number of banks worldwide, which have extended unsecured committed lines of credit in amounts sufficient to meet the Company's cash needs. At March 31, 1994, the Company had $346,106,000 in committed lines of credit, comprised of $200,000,000 under a revolving credit agreement expiring June 30, 1995, and $146,106,000 in unsecured committed lines of credit, principally outside of the United States. Of the $346,106,000 in committed lines, $147,548,000 remained available at March 31, 1994. Management believes the aggregate lines of credit available to the Company are adequate to support its short term cash requirements for dividends, capital expenditures and maintenance of working capital. The Company has no present plans to introduce incremental additional issues of long term debt. The Company anticipates that future cash flows from operations plus funds available under line of credit facilities will be adequate to support its long term cash requirements as presently contemplated.

                         OMNICOM GROUP INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (Dollars in Thousands, Except Per Share Data)

                                                 Three Months Ended March 31,
                                                 1994        1993
Revenues:
  Commissions and fees ....................   $ 376,538   $ 339,139

Operating expenses:
  Salaries and related costs ..............     218,395     202,045
  Office and general expenses .............     120,268     105,699
                                                -------     -------
                                                338,663     307,744
                                                -------     -------
Operating profit ..........................      37,875      31,395

Net interest expense:
  Interest and dividend income ............      (2,437)     (2,982)
  Interest paid or accrued ................       8,720       9,639
                                                 -------     -------
                                                  6,283       6,657
                                                 -------     -------
Income before income taxes and change in
  accounting principle ....................      31,592      24,738

Income taxes:
  Federal .................................       6,898       5,505
  State and local .........................       1,778       1,767
  International ...........................       4,487       3,118
                                                 -------     -------
                                                 13,163      10,390
                                                 -------     -------

Income after income taxes and before change
  in accounting principle .................      18,429      14,348
Equity in affiliates ......................       2,089       1,692
Minority interests ........................      (1,598)     (1,584)
                                                 -------     -------
Income before change in accounting
  principle ...............................      18,920      14,456
Cumulative effect of change in accounting
  principle ...............................     (28,009)       --
                                                 -------     -------
       Net (loss) income ..................   $  (9,089)  $  14,456
                                               =========   =========
Earnings per share
  Income before change in accounting
    principle:
       Primary ............................   $  0.58     $  0.50
       Fully diluted ......................   $  0.58     $  0.49

  Cumulative effect of change in accounting
    principle:
       Primary ............................   $ (0.85)        -
       Fully diluted ......................   $ (0.85)        -

  Net (loss) income
       Primary ............................   $ (0.27)    $  0.50
       Fully diluted ......................   $ (0.27)    $  0.49

Dividends declared per common share .......   $  0.31     $  0.31

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                           PART II. OTHER INFORMATION

     There have been no applicable transactions or occurrences during the quarter.







SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                           Omnicom Group Inc.
                                                              (Registrant)
                                                        ------------------------



Date    May 12, 1994                                     /s/ Fred J. Meyer
    ----------------                                     -----------------
                                                         Fred J. Meyer
                                                         Chief Financial Officer
                                                          and Director
                                                         (Principal Financial
                                                          Officer)


Date    May 12, 1994                                     /s/ Dale A. Adams
    ----------------                                     -----------------
                                                         Dale A. Adams
                                                         Controller
                                                         (Principal Accounting
                                                         Officer)