Form 10-Q
period 1994-06-30
OMNICOM GROUP INC
filed 1994-08-12
CIK 29989

CONFORMED COPY

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended:  June 30, 1994
                    -------------

Commission file number:  1-10551
                         -------

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



                                 (212) 415-3600
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ----


The number of shares of common stock of the Company issued and outstanding at July 31, 1994 is 36,558,600.

                          OMNICOM GROUP INC. AND SUBSIDIARIES
                                       INDEX

                                                                        Page No.
                                                                        --------
PART I.            FINANCIAL INFORMATION

  Item 1.          Financial Statements:

                   Consolidated Condensed Balance Sheets -
                      June 30, 1994, December 31, 1993 and
                      June 30, 1993 ..................................      2

                   Consolidated Condensed Statements of Income -
                      Three Months Ended June 30, 1994 and 1993
                      Six Months Ended June 30, 1994 and 1993 ........      3

                   Consolidated Condensed Statements of Cash Flows -
                      Six Months Ended June 30, 1994 and 1993 ........      4

                   Notes to Consolidated Condensed Financial
                      Statements .....................................     5-7


  Item 2.          Management's Discussion of Financial Condition
                      and Results of Operations ......................     8-13


PART II            OTHER INFORMATION

  Item 2.          Changes in Securities .............................     14

  Item 4.          Submission of Matters to a Vote of Security
                      Holders ........................................     14

  Item 5.          Other Information .................................     15

  Item 6.          Exhibits ..........................................     15

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                      OMNICOM GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                            Assets                                  June 30,    December 31,    June 30,
                                                                      1994          1993          1993
                                                                  -----------   -----------   -----------


 Current assets:
   Cash and cash equivalents ..................................   $   155,013   $   174,833   $   124,266
   Investments available-for-sale .............................        10,978        38,003        11,244
   Accounts receivable, less allowance for doubtful accounts
     of $19,796, $17,298 and $15,217 ..........................       962,808       901,434       931,398
   Billable production orders in process ......................        84,248        59,415        87,493
   Prepaid expenses and other current assets ..................       121,964       100,791       122,002
                                                                  -----------   -----------   -----------
         Total current assets .................................     1,335,011     1,274,476     1,276,403


Furniture, equipment and leasehold improvements, less
  accumulated depreciation and amortization of $207,605
  $188,868 and $178,558 .......................................       168,132       160,543       155,695
Investments in affiliates .....................................       121,029       112,232       100,554
Intangibles, less amortization of $106,836, $93,105 and $78,109       667,836       603,494       503,531
Deferred tax benefits .........................................         9,262        18,522        15,981
Deferred charges and other assets .............................       141,063       120,596       103,882
                                                                  -----------   -----------   -----------
         Total assets .........................................   $ 2,442,333   $ 2,289,863   $ 2,156,046
                                                                  ===========   ===========   ===========

              Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable ...........................................   $ 1,024,652   $ 1,058,095   $   984,858
   Payable to banks ...........................................        77,556        48,047        50,705
   Convertible Subordinated Debentures (Note 6) ...............       100,000          --          85,301
   Other accrued liabilities ..................................       351,298       388,102       291,668
   Accrued taxes on income ....................................        28,493        29,974        36,009
                                                                  -----------   -----------   -----------
         Total current liabilities ............................     1,581,999     1,524,218     1,448,541

Long term debt ................................................       300,842       278,312       283,725
Deferred compensation and other liabilities ...................        85,934        56,933        60,887
Minority interests ............................................        34,797        28,214        38,057

Shareholders' equity:
   Common stock ...............................................        17,536        17,536        15,880
   Additional paid-in capital .................................       258,705       252,408       161,340
   Retained earnings ..........................................       291,668       287,416       263,154
   Unamortized restricted stock ...............................       (31,888)      (21,807)      (25,572)
   Cumulative translation adjustment ..........................       (29,117)      (65,257)      (53,577)
   Treasury stock .............................................       (68,143)      (68,110)      (36,389)
                                                                  -----------   -----------   -----------
         Total shareholders' equity ...........................       438,761       402,186       324,836
                                                                  -----------   -----------   -----------
         Total liabilities and shareholders' equity ...........   $ 2,442,333   $ 2,289,863   $ 2,156,046
                                                                  ===========   ===========   ===========

The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.


                                      -2-



                      OMNICOM GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Dollars in Thousands, Except Per Share Data)

                                                      Three Months Ended June 30,   Six Months Ended June 30,
                                                      ---------------------------   ------------------------
                                                               1994        1993         1994        1993
                                                            ---------   ---------     ---------   ---------

Revenues:
   Commissions and fees ...............................   $  425,198   $  381,758   $  801,736   $  720,897

Operating expenses:
   Salaries and related costs .........................      232,067      211,627      450,462      411,672
   Office and general expenses ........................      128,204      113,599      248,472      221,284
                                                          ----------   ----------   ----------   ----------
           Total operating expenses ...................      360,271      325,226      698,934      632,956
                                                          ----------   ----------   ----------   ----------

Operating profit ......................................       64,927       56,532      102,802       87,941

Net interest expense:
   Interest and dividend income .......................       (3,132)      (2,957)      (5,569)      (5,925)
   Interest paid or accrued ...........................        9,832       10,215       18,552       19,854
                                                          ----------   ----------   ----------   ----------
           Net interest expense .......................        6,700        7,258       12,983       13,929
                                                          ----------   ----------   ----------   ----------

Income before income taxes and change
   in accounting principle ............................       58,227       49,274       89,819       74,012

Income taxes:
   Federal ............................................        8,126        6,596       15,024       11,766
   State and local ....................................        1,944        1,562        3,722        3,214
   International ......................................       13,738       12,520       18,225       16,088
                                                          ----------   ----------   ----------   ----------
           Total income taxes .........................       23,808       20,678       36,971       31,068
                                                          ----------   ----------   ----------   ----------

Income after income taxes and before
   change in accounting principle .....................       34,419       28,596       52,848       42,944
Equity in affiliates ..................................        3,863        2,674        5,952        4,366
Minority interests ....................................       (4,784)      (4,008)      (6,382)      (5,592)
                                                          ----------   ----------   ----------   ----------
Income before change in accounting
   principle ..........................................       33,498       27,262       52,418       41,718
Cumulative effect of change in
   accounting principle ...............................         --           --        (28,009)        --
                                                          ----------   ----------   ----------   ----------
           Net income .................................   $   33,498   $   27,262   $   24,409   $   41,718
                                                          ==========   ==========   ==========   ==========
Earnings per share:
   Income before change in accounting
      principle:
           Primary ....................................   $     1.02   $     0.90   $     1.59   $     1.40
           Fully diluted ..............................   $     0.95   $     0.82   $     1.52   $     1.31

   Cumulative effect of change in accounting principle:
           Primary ....................................   $     --     $     --     $    (0.85)  $     --
           Fully diluted ..............................   $     --     $     --     $    (0.85)  $     --

   Net income:
           Primary ....................................   $     1.02   $     0.90   $     0.74   $     1.40
           Fully diluted ..............................   $     0.95   $     0.82   $     0.74   $     1.31

Dividends declared per common share ...................   $     0.31   $     0.31   $     0.62   $     0.62

  The accompanying notes to consolidated condensed financial statements are an integral part of these statements.






                                              OMNICOM GROUP INC. AND SUBSIDIARIES
                                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                    (Dollars in Thousands)
                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                          ---------------------
                                                                                            1994         1993
                                                                                          ---------   ---------

Cash flows from operating activities:
  Net income ..........................................................................   $  24,409   $  41,718
  Adjustments to reconcile net income to net cash
       used for operating activities:
  Depreciation and amortization of tangible assets ....................................      18,091      16,419
  Amortization of intangible assets ...................................................      10,782       8,428
  Minority interests ..................................................................       6,117       5,592
  Earnings of affiliates in excess of dividends received ..............................      (2,413)     (1,815)
  Increase (decrease) in deferred taxes ...............................................          80        (498)
  Provision for losses on accounts receivable .........................................       2,258       1,964
  Amortization of restricted shares ...................................................       4,594       3,295
  Increase in accounts receivable .....................................................     (32,735)    (87,260)
  Increase in billable production .....................................................     (21,547)    (26,915)
  Increase in other current assets ....................................................      (7,218)     (4,224)
  (Decrease) increase in accounts payable .............................................     (63,070)     22,767
  Decrease in other accrued liabilities ...............................................     (56,487)    (48,495)
  (Decrease) increase in accrued income taxes .........................................      (2,431)      7,302
  Other ...............................................................................      26,982     (13,383)
                                                                                          ---------   ---------
         Net cash used for operating activities .......................................     (92,588)    (75,105)
                                                                                          ---------   ---------

Cash flows from investing activities:
  Capital expenditures ................................................................     (21,199)    (16,474)
  Payments for purchases of equity interests in
    subsidiaries and affiliates, net of cash acquired .................................     (54,518)     (4,860)
  Payments for purchases of marketable securities and
    other investments .................................................................      (5,386)     (2,491)
  Proceeds from sales of marketable securities and
    other investments .................................................................      32,781      14,801
                                                                                          ---------   ---------
         Net cash used for investing activities .......................................     (48,322)     (9,024)
                                                                                          ---------   ---------

Cash flows from financing activities:
  Net borrowings under lines of credit ................................................      44,315       9,382
  Share transactions under employee stock plans .......................................       4,749       5,508
  Issuance of principal of debt obligations ...........................................     107,418     127,249
  Dividends and loans to minority stockholders ........................................      (4,864)     (4,375)
  Dividends paid ......................................................................     (20,166)    (17,163)
  Purchase of treasury shares .........................................................     (19,282)    (16,503)
                                                                                          ---------   ---------
         Net cash provided by financing activities ....................................     112,170     104,098
                                                                                          ---------   ---------

Effect of exchange rate changes on cash and cash equivalents ..........................       8,920      (8,162)
                                                                                          ---------   ---------
  Net (decrease) increase in cash and cash equivalents ................................     (19,820)     11,807
Cash and cash equivalents at beginning of period ......................................     174,833     112,459
                                                                                          ---------   ---------
Cash and cash equivalents at end of period ............................................   $ 155,013   $ 124,266
                                                                                          =========   =========
Supplemental Disclosures:
      Income taxes paid ...............................................................   $  29,350   $  24,514
                                                                                          =========   =========
      Interest paid ...................................................................   $  10,431   $  15,399
                                                                                          =========   =========

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                                      -4-

                      OMNICOM GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS






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

2) These statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the information contained therein. Certain reclassifications have been made to the June 30, 1993 reported amounts to conform them with the June 30, 1994 and December 31, 1993
         presentation.   It  is  suggested  that  these  consolidated  condensed
         financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

3) Results of operations for the interim periods are not necessarily indicative of annual results.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Continued)


4) Primary earnings per share is based upon the weighted average number of common shares and common share equivalents outstanding during each period. Fully diluted earnings per share is based on the above, and if dilutive, adjusted for the assumed conversion of the Company's Convertible Subordinated Debentures and the assumed increase in net income for the after tax interest cost of these debentures. At June 30, 1994, the 6.5% and the 4.5%/6.25% Step-Up Convertible Subordinated Debentures were outstanding. At June 30, 1993, the 6.5% and 7% Convertible Subordinated Debentures were outstanding. The number of shares used in the computations of primary and fully diluted earnings per share for the Income before the change in accounting principle is as follows:

                         Three Months                        Six Months
                        Ended June  30,                     Ended June 30,
                     -------------------                  ------------------
                     1994           1993                  1994          1993
                     ----           ----                  ----          ----

Primary ........  33,027,000     30,239,600            33,012,800     29,900,200
Fully diluted ..  39,225,700     37,124,500            39,209,400     36,791,100

         For purposes of computing fully diluted earnings per share on net income and the cumulative effect of the change in accounting principle, the Company's 6.5% and 4.5%/6.25% Step-Up Convertible Subordinated Debentures were not reflected in the computations as their inclusion would have been anti-dilutive.

5) Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). The cumulative after tax effect of the adoption of this statement decreased net income by $28,009,000.

6) On June 1, 1994, the Company issued a Notice of Redemption for its 6.5% Convertible Subordinated Debentures with a scheduled maturity in 2004. On or before the July 27, 1994 redemption date, debenture holders elected to convert all of their outstanding debentures into common stock of the Company at a conversion price of $28.00 per common share.

         On August 9, 1993, the Company issued a Notice of Redemption for its 7% Convertible Subordinated Debentures with a scheduled maturity in 2013. Prior to the October 1993 redemption date, debenture holders elected to convert all of their outstanding debentures into common stock of the Company at a conversion price of $25.75 per common share.

             Item 2. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations
Second Quarter 1994 Compared to Second Quarter 1993

     Consolidated worldwide revenues from commission and fee income increased 11.4% from $381,758,000 in the second quarter of 1993 to $425,198,000 in the second quarter of 1994. Consolidated domestic commission and fee income for the quarter increased 11.4% from $187,738,000 in 1993 to $209,096,000 in 1994, while consolidated international commission and fee income increased 11.4% from $194,020,000 in 1993 to $216,102,000 in 1994. Absent the effect of the net acquisitions of subsidiary companies and movements in foreign currency exchange rates, worldwide revenues would have increased 8.5% in the second quarter of 1994 as compared to the same period in 1993.

     Operating expenses increased 10.8% in the second quarter of 1994 as compared to the second quarter of 1993. Excluding the effect of the net acquisition activity and movements in foreign currency exchange rates mentioned above, salaries and related costs and office and general expenses during the period increased 8.1% over 1993 levels. This increase reflects normal salary increases and growth in client service expenditures to support the increased revenue base. Operating expense as a percentage of commissions and fees was 84.7% in the second quarter of 1994 as compared to 85.2% in the second quarter of 1993.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)



     Net interest expense decreased by $558,000 in the second quarter of 1994 as compared to the same period in 1993. This decrease reflects lower average interest rates on borrowings, primarily due to the conversion of the Company's 7% Convertible Subordinated Debentures in October 1993.

     Pretax profit margin was 13.7% in the second quarter of 1994 as compared to 12.9% in the same period in 1993. Operating margin, which excludes interest and dividend income and interest expense, was 15.3% in the second quarter of 1994 as compared to 14.8% in the same period in 1993.

     The effective income tax rate was 40.9% in the second quarter of 1994 as compared to 42.0% for the second quarter of 1993. The decrease primarily reflects a lower international effective tax rate caused by fewer foreign operating losses with no associated tax benefit.

     The increase in equity in affiliates is indicative of greater profits earned by companies in which the Company owns less than a 50% equity interest. The increase in minority interests for the quarter is primarily the result of greater earnings by the Company's majority-owned international subsidiaries as compared to the second quarter of 1993.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


     Net income increased 22.8% to $33,498,000 in the second quarter of 1994 as compared to $27,262,000 in the same period in 1993. Absent the effect of net acquisitions of subsidiary companies and movements in foreign currency exchange rates, net income increased 19.0% in the second quarter of 1994 as compared to the second quarter of 1993.

Six Months 1994 Compared to Six Months 1993

     Consolidated worldwide commission and fee income increased 11.2% from $720,897,000 in the first six months of 1993 to $801,736,000 in the first six months of 1994. Consolidated domestic commission and fee income increased 10.4% from $367,678,000 in the first six months of 1993 to $406,038,000 in the same period in 1994. Consolidated international commission and fee income increased 12.0% from $353,219,000 in the first six months of 1993 to $395,698,000 in the same period in 1994. Absent the effect of movements in foreign currency exchange rates and net acquisitions made subsequent to the second quarter of 1993, consolidated worldwide commission and fee income would have increased 7.8% in the first six months of 1994 versus the first six months of 1993.

     Operating expenses increased by 10.4% in the first six months of 1994 as compared to the same period in 1993. Excluding the effect of movements in foreign currency exchange rates and net acquisition activity operating expenses would have increased 7.1% over 1993 levels. This increase occurred for reasons discussed in the second quarter narrative above.

     Net interest expense decreased by $946,000 in the first six months of 1994 as compared to the same period in 1993. This decrease primarily relates to lower average interest rates on borrowings during the period.

     Pretax profit margin for the first six months of 1994 was 11.2% as compared to 10.3% in the same period in 1993. Operating profit margin, which excludes interest and dividend income and interest expense, was 12.8% in the first six months of 1994 as compared to 12.2% in the same period in 1993.

     The effective income tax rate was 41.2% in the first six months of 1994 as compared to 42.0% in the first six months of 1993. The decrease primarily reflects a lower international effective tax rate caused by fewer foreign operating losses with no associated tax benefit.

     Both equity in affiliates and minority interests increased during the period. The increase in equity in affiliates is indicative of greater profits earned by companies in which the Company owns less than a 50% equity interest. The increase in minority interests primarily reflects greater earnings by the Company's majority-owned international subsidiaries.

     Net income before the cumulative effect of the adoption of SFAS 112, increased 25.6% to $52,418,000 in the first six months of 1994 as compared to $41,718,000 in the same period in 1993. Absent the effect of net acquisitions of subsidiary companies and movements in foreign currency exchange rates, net income would have increased 21.1% in the first six months of 1994 as compared to the same period in 1993.

Capital Resources and Liquidity

     Cash and cash equivalents at June 30, 1994 decreased to $155,013,000 from $174,833,000 at December 31, 1993. This decrease is due to the paydown of year-end accrued liabilities and payments to media and other suppliers exceeding collections from clients. Both events are normal seasonal industry patterns.

     The   relationship   between  payables  to  the  media  and  suppliers  and
receivables from clients, at June 30, 1994, compares favorably to customary industry practices.

     On June 1, 1994, the Company issued a Notice of Redemption for its 6.5% Convertible Subordinated Debentures with a scheduled maturity in 2004. On or before the July 27, 1994 redemption date, debenture holders elected to convert all of their outstanding debentures into common stock of the Company at a conversion price of $28.00 per common share.

     The Company maintains relationships with a number of banks worldwide, which have extended unsecured committed lines of credit in amounts sufficient to meet the Company's cash needs. At June 30, 1994, the Company had $359,113,000 in committed lines of credit, comprised of $200,000,000 under a credit agreement expiring June 30, 1995, and $159,113,000 in unsecured committed lines of credit, principally outside of the United States. Of the $359,113,000 in committed lines, $156,689,000 remained available at June 30, 1994. Effective August 4, 1994, the Company entered into an amended and restated revolving credit agreement which provides the Company with $250,000,000 in committed credit, expiring June 30, 1997. This agreement replaces the Company's $200,000,000 revolving credit agreement with terms more favorable to the Company.

     Management believes the aggregate lines of credit available to the Company are adequate to support its short term cash requirements for dividends, capital expenditures, repayment of debt and maintenance of working capital. The Company anticipates that future cash flows from operations plus funds available under existing line of credit facilities will be adequate to support the long term cash requirements as presently contemplated.

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities

     See discussion under Item 5 below.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of the Shareholders of the Company was held on Tuesday, May 24, 1994 in New York, New York, at which three matters were submitted to a vote of the share owners:

     (a) Votes cast for or where authority to vote for was withheld regarding the re-election of five Directors were as follows:

                                                                     AUTHORITY
                                              FOR                    WITHHELD
                                              ---                    ---------
         (Term Expiring in 1997:)

         Robert J. Callander ...........   28,948,710                 162,577
         John R. Purcell ...............   28,955,267                 156,020
         Quentin I. Smith, Jr. .........   28,949,957                 161,330
         William G. Tragos .............   28,841,713                 269,574
         Egon P.S. Zehnder .............   28,840,190                 271,097

     (b) Votes cast for or against and the number of abstentions regarding the ratification of the appointment of Arthur Andersen & Co. as independent auditors of the Company to serve for 1994 were as follows:

         FOR ............   28,999,841
         AGAINST ........       61,599
         ABSTAIN ........       51,406

     (c) Votes cast for or against and the number of abstentions regarding the approval of amendment to 1987 Stock Plan providing post-employment stock option exercise period of 36 months were as follows:

         FOR ............    27,833,210
         AGAINST ........       917,893
         ABSTAIN ........       361,743

     (d) Votes cast for or against and the number of abstentions regarding the approval of amendment to 1987 Stock Plan providing 100,000 shares as maximum annual stock option grant for an employee were as follows:

         FOR ............     27,914,997
         AGAINST ........        856,938
         ABSTAIN ........        335,911

Item 4.  Submission of Matters to a Vote of Security
           Holders (continued)

     (e) Votes cast for or against and the number of abstentions regarding the approval of 1994 Performance Compensation Plan and related arrangements were as follows:


         FOR ............     28,029,597
         AGAINST ........        676,724
         ABSTAIN ........        400,241


Item 5.  Other Information

     On June 1, 1994, the Company announced its intention to redeem, on July 27, 1994, its 6.5% Convertible Subordinated Debentures outstanding at such date. On June 30, 1994, there was an aggregate of $100,000,000 of such debentures outstanding. Before the scheduled redemption date, the Debentures were converted into shares of the Company's common stock at a conversion price of $28.00 per common share, resulting in the issuance of 3,571,233 shares of Company common stock.

Item 6.  Exhibits

Exhibit Number                             Description of Exhibit
- --------------                             ----------------------

10.16 Copy of $250,000,000 Second Amended and Restated Credit Agreement, dated as of July 15, 1994, between Omnicom Finance Inc., Swiss Bank Corporation and the financial institutions party thereto.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Omnicom Group Inc.
                                                   (Registrant)


Date  August 11, 1994                             /s/ Fred J. Meyer
                                                 -----------------------
                                                 Fred J. Meyer
                                                 Chief Financial Officer
                                                   and Director
                                                 (Principal Financial Officer)


Date  August 11, 1994                             /s/ Dale A. Adams
                                                 -----------------------
                                                 Dale A. Adams
                                                 Controller
                                                 (Principal Accounting Officer)