Form 10-Q
period 1994-09-30
OMNICOM GROUP INC
filed 1994-11-14
CIK 29989

CONFORMED COPY
                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended:  September 30, 1994
                    ------------------

Commission file number:  1-10551
                         -------

                               Omnicom Group Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



     New York                               13-1514814
- --------------------------------------------------------------------------------
(State or other jurisdiction of            (IRS Employer
 incorporation or organization)         Identification No.)



     437 Madison Avenue, New York, New York         10022
- --------------------------------------------------------------------------------
(Address of principal                            (Zip Code)
executive offices)



     (212) 415-3600
- --------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --   --
The number of shares of common stock of the Company issued and outstanding at October 31, 1994 is 36,454,400.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
                                     INDEX


                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

   Item I. Financial Statements:

           Consolidated Condensed Balance Sheets -
            September 30, 1994, December 31, 1993 and
            September 30, 1993                                                 2

           Consolidated Condensed Statements of Income -
            Three Months Ended September 30, 1994 and 1993
            Nine Months Ended September 30, 1994 and 1993                      3

           Consolidated Condensed Statements of Cash Flows -
            Nine Months Ended September 30, 1994 and 1993                      4

           Notes to Consolidated Condensed Financial
            Statements                                                       5-8



Item II. Management's Discussion of Financial Condition
            and Results of Operations                                       9-16


PART II. OTHER INFORMATION

   Item 6  Exhibits                                                           17

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                      OMNICOM GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                         Assets                                                      September 30,    December 31,     September 30,
                         ------
                                                                                          1994              1993             1993
                                                                                      -------------   ------------       -----------
Current assets:
    Cash and cash equivalents                                                          $    118,281    $    174,833    $    101,186
    Investments available-for-sale, at market, which
      approximates cost                                                                      11,354          38,003          10,422
    Accounts receivable, less allowance for doubtful accounts
      of $19,851, $17,298 and $15,464                                                       941,634         901,434         835,345
    Billable production orders in process                                                   102,591          59,415          87,366
    Prepaid expenses and other current assets                                               139,743         100,791         121,520
                                                                                       ------------    ------------    ------------
         Total current assets                                                             1,313,603       1,274,476       1,155,839

Furniture, equipment and leasehold improvements, less
    accumulated depreciation and amortization of $220,608,
    $188,868 and $187,543                                                                   171,078         160,543         157,983
Investments in affiliates                                                                   124,183         112,232         106,433
Intangibles, less accumulated amortization of $128,762, $93,105
    and $82,790                                                                             697,128         603,494         535,436
Deferred tax benefits                                                                         8,343          18,522          16,578
Deferred charges and other assets                                                           144,565         120,596         109,569
                                                                                       ------------    ------------    ------------
         Total assets                                                                  $  2,458,900    $  2,289,863    $  2,081,838
                                                                                       ============    ============    ============

        Liabilities and Shareholders' Equity
        ------------------------------------

Current liabilities:
    Accounts payable                                                                   $    928,076    $  1,058,095    $    833,163
    Payable to banks                                                                         93,179          48,047          74,999
    Convertible Subordinated Debentures (Note 6)                                               --              --            83,900
    Other accrued liabilities                                                               412,914         388,102         302,080
    Accrued taxes on income                                                                  26,181          29,974          24,425
                                                                                       ------------    ------------    ------------
         Total current liabilities                                                        1,460,350       1,524,218       1,318,567

Long term debt                                                                              348,240         278,312         322,290
Deferred compensation and other liabilities                                                  76,826          56,933          71,062
Minority interests                                                                           35,971          28,214          35,394

Shareholders' equity:
    Common stock                                                                             19,321          17,536          15,907
    Additional paid-in capital                                                              356,478         252,408         160,931
    Retained earnings                                                                       298,766         287,416         266,714
    Unamortized restricted stock                                                            (28,506)        (21,807)        (23,951)
    Cumulative translation adjustment                                                       (18,641)        (65,257)        (52,296)
    Treasury stock                                                                          (89,905)        (68,110)        (32,780)
                                                                                       ------------    ------------    ------------
       Total shareholders' equity                                                           537,513         402,186         334,525
                                                                                       ------------    ------------    ------------
       Total liabilities and shareholders' equity                                      $  2,458,900    $  2,289,863    $  2,081,838
                                                                                       ============    ============    ============

The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Dollars in Thousands, Except Per Share Data)

                                                                  Three Months Ended September 30,   Nine Months Ended September 30,
                                                                  --------------------------------   -------------------------------
                                                                          1994             1993            1994              1993
                                                                          ----             ----            ----              ----
Revenues:
    Commissions and fees                                             $   422,274      $   339,531      $ 1,224,010      $ 1,060,428

Operating expenses:
    Salaries and related costs                                           245,219          193,665          695,681          605,337
    Office and general expenses                                          142,018          119,745          390,490          341,029
                                                                     -----------      -----------      -----------      -----------
       Total operating expenses                                          387,237          313,410        1,086,171          946,366
                                                                     -----------      -----------      -----------      -----------

Operating profit                                                          35,037           26,121          137,839          114,062

Net interest expense:
    Interest and dividend income                                          (2,717)          (2,614)          (8,286)          (8,539)
    Interest paid or accrued                                               7,899            9,154           26,451           29,008
                                                                     -----------      -----------      -----------      -----------
       Total net interest expense                                          5,182            6,540           18,165           20,469
                                                                     -----------      -----------      -----------      -----------

Income before income taxes and change
    in accounting principle                                               29,855           19,581          119,674           93,593

Income taxes:
    Federal                                                                3,459            4,968           18,483           16,734
    State and local                                                        2,101            2,087            5,823            5,301
    International                                                          6,754            1,173           24,979           17,261
                                                                     -----------      -----------      -----------      -----------
       Total income taxes                                                 12,314            8,228           49,285           39,296
                                                                     -----------      -----------      -----------      -----------

Income after income taxes and before
    change in accounting principle                                        17,541           11,353           70,389           54,297
Equity in affiliates                                                       3,432            1,769            9,384            6,135
Minority interests                                                        (2,823)            (276)          (9,205)          (5,868)
                                                                     -----------      -----------      -----------      -----------
Income before change in accounting
    principle                                                             18,150           12,846           70,568           54,564
Cumulative effect of change in
    accounting principle (Note 5)                                           --               --            (28,009)            --
                                                                     -----------      -----------      -----------      -----------
       Net income                                                    $    18,150      $    12,846      $    42,559      $    54,564
                                                                     ===========      ===========      ===========      ===========
Earnings per share:
    Income before change in accounting
      principles:
       Primary                                                       $      0.52      $      0.43      $      2.09      $      1.83
       Fully diluted                                                 $      0.52      $      0.43      $      2.05      $      1.73


    Cumulative effect of change in accounting principle:
       Primary                                                              --               --        $     (0.83)            --
       Fully diluted                                                        --               --        $     (0.83)            --

    Net income:
       Primary                                                       $      0.52      $      0.43      $      1.26      $      1.83
       Fully diluted                                                 $      0.52      $      0.43      $      1.26      $      1.73

Dividends declared per common share                                  $      0.31      $      0.31      $      0.93      $      0.93

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                  Nine Months Ended
                                                                     September 30,
                                                                     -------------
                                                                   1994         1993
                                                                   ----         ----
Cash flows from operating activities:
    Net income                                                 $  42,559    $  54,564
    Adjustments to reconcile net income to net cash
        provided (used) for operating activities:
    Depreciation and amortization of tangible assets              28,195       25,114
    Amortization of intangible assets                             16,302       13,093
    Minority interests                                             8,940        5,868
    Earnings of affiliates in excess of dividends received        (5,588)      (2,312)
    Increase (decrease) in deferred taxes                            932         (185)
    Provision for losses on accounts receivable                    3,733        2,501
    Amortization of restricted shares                              7,301        4,800
    Decrease in accounts receivable                               21,827       18,703
    Increase in billable production                              (35,547)     (26,059)
    Increase in other current assets                             (19,650)      (4,602)
    Decrease in accounts payable                                (197,967)    (139,899)
    Decrease in other accrued liabilities                        (12,120)     (46,995)
    Decrease in accrued income taxes                              (5,073)      (6,372)
    Other                                                         36,848       (8,101)
                                                               ---------    ---------
        Net cash used in operating activities                   (109,308)    (109,882)
                                                               ---------    ---------

Cash flows from investing activities:
    Capital expenditures                                         (30,590)     (25,547)
    Payments for purchases of equity interests in
        subsidiaries and affiliates, net of cash acquired        (83,079)     (21,316)
    Payments for purchases of marketable securities and
        other investments                                         (5,095)      (3,666)
    Proceeds from sales of marketable securities and
        other investments                                         32,326       16,798
                                                               ---------    ---------
        Net cash used by investing activities                    (86,438)     (33,731)
                                                               ---------    ---------

Cash flows from financing activities:
    Net borrowings under lines of credit                          57,464       34,852
    Share transactions under employee stock plans                  6,653        7,207
    Issuance of principal of debt obligations                    151,876      151,752
    Dividends and loans to minority stockholders                  (8,182)      (7,167)
    Dividends paid                                               (30,266)     (26,220)
    Purchase of treasury shares                                  (49,624)     (23,329)
                                                               ---------    ---------
        Net cash provided by financing activities                127,921      137,095
                                                               ---------    ---------

Effect of exchange rate changes on cash and cash equivalents      11,273       (4,755)
                                                               ---------    ---------
    Net decrease in cash and cash equivalents                    (56,552)     (11,273)
Cash and cash equivalents at beginning of period                 174,833      112,459
                                                               ---------    ---------
Cash and cash equivalents at end of period                     $ 118,281    $ 101,186
                                                               =========    =========

Supplemental Disclosures:
    Income taxes paid                                          $  44,172    $  45,927
                                                               =========    =========
    Interest paid                                              $  26,192    $  24,536
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

2) These statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the information contained therein. Certain reclassifications have been made to the September 30, 1993 reported amounts to conform them with the September 30, 1994 and December 31, 1993 presentation. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

3) Results of operations for the interim periods are not necessarily indicative of annual results.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Continued)

4) Primary earnings per share is based upon the weighted average number of common shares and common share equivalents outstanding during each period. Fully diluted earnings per share is based on the above and if dilutive, adjusted for the assumed conversion of the Company's Convertible Subordinated Debentures and the assumed increase in net income for the after tax interest cost of these debentures. At September 30, 1994, the 4.5%/6.25% Step-up Convertible Subordinated Debentures were outstanding. At September 30, 1993, the 6.5% and 7% Convertible Subordinated Debentures and the 4.5%/6.25% Step-up Convertible Subordinated Debentures were outstanding. The number of shares used in the computations of primary and fully diluted earnings per share is as follows:

                                                  Three Months                            Nine Months
                                               Ended September 30,                    Ended September 30,
                                               -------------------                    -------------------
                                           1994                 1993                1994                1993
                                           ----                 ----                ----                ----
Primary                                 35,197,600           30,095,800           33,895,100          29,866,100
Fully diluted                           35,239,700           37,679,200           39,034,600          37,031,900


         For purposes of computing fully diluted earnings per share on net income for the three months ended September 30, 1994, and net income and the cumulative effect of the change in accounting principle, for the nine months ended September 30, 1994, the Company's Convertible Subordinated Debentures were not reflected in the computations as their inclusion would have been anti-dilutive.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Continued)


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

         On August 9, 1993, the Company issued a Notice of Redemption for its 7% Convertible Subordinated Debentures with a scheduled maturity in 2013. On or before the October 8, 1993 redemption date, debenture holders elected to convert all of their outstanding debentures into common stock of the Company at a conversion price of $25.75 per common share.

7) Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities."

         At September 30, 1994 the Company's investments consisted principally of time deposits with financial institutions. These investments, with scheduled maturities of less than one year, are valued at estimate fair value, which approximates cost. These investments are generally redeemed at face value upon maturity and, as such, gains or losses on disposition are immaterial. There are no material unrealized holding gains or losses as of September 30, 1994.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Results of Operations

Third Quarter 1994 Compared to Third Quarter 1993:

     Consolidated worldwide revenues from commission and fee income increased 24.4% from $339,531,000 in the third quarter of 1993 to $422,274,000 in the third quarter of 1994. Consolidated domestic commission and fee income increased 11.3% from $188,415,000 in 1993 to $209,720,000 in 1994. Consolidated
international commission and fee income increased 40.7% from $151,116,000 in 1993 to $212,554,000 in 1994. Absent the effect of the net acquisitions of subsidiary companies and movements in international currency exchange rates, worldwide revenues would have increased 13.7% in the third quarter of 1994 as compared to the same period in 1993.

     Operating expenses increased 23.6% in the third quarter of 1994 as compared to the third quarter of 1993. Excluding the effect of the net acquisition activity and movements in international currency exchange rates, operating expenses would have increased 11.1% over 1993 levels. This increase reflects normal salary increases and growth in client service expenditures to support the increased revenue base. Operating expenses as a percentage of commissions and fees were 91.7% in the third quarter of 1994 as compared to 92.3% in 1993.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

     Net interest expense decreased by $1,358,000 in the third quarter of 1994 as compared to the same period in 1993. This decrease reflects lower average interest rates on borrowings, primarily due to the conversion of the Company's 7% Convertible Subordinated Debentures in October 1993 and the conversion of the Company's 6.5% Convertible Subordinated Debentures in July 1994.

     Pretax profit margin was 7.1% in the third quarter of 1994 as compared to 5.8% in 1993. Operating margin, which excludes interest and dividend income and interest expense, was 8.3% in the third quarter of 1994 as compared to 7.7% in 1993.

     The effective income tax rate was 41.2% in the third quarter of 1994 as compared to 42.0% for the third quarter of 1993. The decrease reflects a lower international effective tax rate primarily caused by fewer international operating losses with no associated tax benefit.

     The increase in equity in affiliates is indicative of greater profits earned by companies in which the Company owns less than a 50% equity interest.

     The increase in minority interests primarily reflects greater earnings by companies in which minority interests exist.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


     Net income increased 41.3% to $18,150,000 in the third quarter of 1994 as compared to $12,846,000 in the same period in 1993. Absent the effect of net acquisitions of subsidiary companies and movements in international currency exchange rates, net income would have increased 53.4% in the third quarter of 1994 as compared to the third quarter of 1993.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

Nine Months 1994 Compared to Nine Months 1993:

     Consolidated worldwide commission and fee income increased 15.4% from $1,060,428,000 in the first nine months of 1993 to $1,224,010,000 in the first nine months of 1994. Consolidated domestic commission and fee income increased 10.7% from $556,293,000 in the first nine months of 1993 to $615,758,000 in the same period of 1994. Consolidated international commission and fee income increased 20.7% from $504,135,000 in the first nine months of 1993 to $608,252,000 in the same period in 1994. Absent the effects of movements in international currency exchange rates and net acquisitions of subsidiary companies made subsequent to the third quarter of 1993, consolidated worldwide commission and fee income would have increased 9.5% in the first nine months of 1994 versus the same period in 1993.

     Operating expenses increased by 14.8% in the first nine months of 1994 as compared to the same period in 1993. Excluding the effect of net acquisition activity and movements in international currency exchange rates, operating expenses would have increased 8.0% over 1993 levels. This increase occurred for reasons discussed in the third quarter narrative.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

     Net interest expense decreased 11.3% to $18,165,000 in the first nine months of 1994 as compared to net interest expense of $20,469,000 in the first nine months of 1993. This decrease reflects lower average interest rates on borrowings, primarily due to the conversion of the Company's 7% Convertible Subordinated Debentures in October 1993 and the conversion of the Company's 6.5% Convertible Subordinated Debentures in July 1994.

     Pretax profit margin was 9.8% for the first nine months of 1994 as compared to 8.8% in 1993. Operating profit margin, which excludes interest and dividend income and interest expense, was 11.3% in the first nine months of 1994 as compared to 10.8% in the same period of 1993.

     The effective income tax rate was 41.2% in the first nine months of 1994 as compared to 42.0% in the first nine months of 1993. The decrease reflects a lower international effective tax rate primarily caused by fewer foreign operating losses with no associated tax benefit.

     The increase in equity in affiliates is indicative of greater profits earned by companies in which the Company owns less than a 50% equity interest. The increase in minority interests primarily reflects greater earnings by companies in which minority interests exist.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


     Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards 112 "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). The cumulative after tax effect of the adoption of this Statement decreased net income by $28,009,000.

     Net income before the cumulative effect of the adoption of SFAS 112, increased 29.3% to $70,568,000 in the first nine months of 1994 from $54,564,000 in the same period in 1993. Absent the effect of net acquisition activity and movements in international currency exchange rates, net income would have increased 36.5% in the first nine months of 1994 as compared to the same period of 1993.

Capital Resources and Liquidity

     Cash and cash equivalents at September 30, 1994 decreased to $118,281,000 from $174,833,000 at December 31, 1993. This decrease reflects the paydown of year-end accrued liabilities, the seasonal build-up of production inventory which will be billed later in the year, and a payout of funds to the media and other suppliers exceeding collections from clients.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


     These events are normal industry patterns and occurred in the first nine months of 1993 as well. The relationship, at September 30, 1994, between payables to the media and suppliers and receivables from clients compares favorably to customary industry practices.

     On June 1, 1994, the Company issued a Notice of Redemption for its 6.5% Convertible Subordinated Debentures with a scheduled maturity in 2004. On or before the July 27, 1994 redemption date, debenture holders elected to convert all of their outstanding debentures into common stock of the Company at a conversion price of $28.00 per common share. This resulted in the issuance of 3,571,233 shares of common stock.

     The Company maintains relationships with a number of banks worldwide, which have extended unsecured committed lines of credit in amounts sufficient to meet the Company's cash needs. At September 30, 1994, the Company had $397,648,000 in committed lines of credit, comprised of $250,000,000 under a credit agreement expiring June 30, 1997 and $147,648,000 in unsecured committed lines of credit, principally outside of the United States. Of the $397,648,000 in committed lines, $128,868,000 remained available at September 30, 1994.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

     Management believes the aggregate lines of credit available to the Company are adequate to support its short term cash requirements for dividends, capital expenditures and maintenance of working capital. The Company anticipates that future cash flows from operations plus funds available under existing line of credit facilities will be adequate to support the long term cash requirements as presently contemplated. At the present time, the Company is evaluating the economics of refinancing certain existing debt under more favorable conditions.

                           PART II. OTHER INFORMATION


Item 6.           Exhibits

                  Exhibit Number                 Description of Exhibit
                  --------------                 ----------------------

                            27 Appendix A to Item 601(c) of Regulation S-K Commercial and
                                                  Industrial Companies - Article
                                                  5  of  Regulation S-X



SIGNATURES
- ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                              Omnicom Group Inc.
                                  (Registrant)


Date    November 11, 1994                                /s/ Fred J. Meyer
    ---------------------                                -----------------
                                                         Fred J. Meyer
                                                         Chief Financial Officer
                                                         and Director
                                                         (Principal Financial
                                                         Officer)


Date    November 11, 1994                                 /s/ Dale A. Adams
    ---------------------                                 -----------------
                                                          Dale A. Adams
                                                          Controller
                                                          (Principal Accounting
                                                          Officer)