Form 10-K/A
period 1993-12-31
OMNICOM GROUP INC
filed 1995-02-07
CIK 29989

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                  FORM 10-K/A
                       AMENDMENT TO APPLICATION OR REPORT

                 Filed Pursuant to Section 12, 13, or 15(d) of
                      The Securities Exchange Act of 1934

                                 AMENDMENT NO.1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the Fiscal Year Ended December 31, 1993 on Form 10-K as set forth in the pages attached hereto:



Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
           (a) 1.  Financial Statements:

           -- Note 8 to Consolidated Financial Statements, page F-12



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized



                                             Omnicom Group Inc.
                                            -------------------
                                               (Registrant)



Date: February 7, 1995                       /s/ Fred J. Meyer
      ----------------                       ------------------
                                                 Fred J. Meyer
                                           Chief Financial Officer

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


     The Company has recorded deferred tax benefits as of December 31, 1993 and 1992 of $56.7 million and $21.9 million, respectively.

     The Company has recorded deferred tax liabilities as of December 31, 1993 and 1992 of $29.3 million and $21.9 million, respectively.

     Deferred tax benefits (liabilities) as of December 31, 1993 and 1992 consisted of the amounts shown below (dollars in millions):

                                                  1993           1992
                                                 ------         ------
Acquisition liabilities                           $13.0          $ 0.2
Lease reserves                                      5.0            2.6
Severance and compensation
  reserves                                          8.7            8.3
Tax loss carryforwards                              9.6            1.5
Foreign currency transactions                       0.5            1.8
Tax benefit leases                                 (4.5)          (3.7)
Amortization and depreciation                      (7.2)          (7.9)
Other, net                                          2.3           (2.8)
                                                 ------         ------
                                                  $27.4          $ --
                                                 ======         ======


     In 1993, legislation was enacted which increased the U.S. statutory tax rate from 34% to 35%. The effect of this rate change and other statutory rate changes in various state, local and international jurisdictions was not material to net income. There were no valuation allowances recognized as of December 31, 1993.


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