Form 10-K
OMNICOM GROUP INC
filed 1995-03-29
CIK 29989

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-K

                                 ANNUAL REPORT
                     Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 1994     Commission File Number: 1-10551

                             ----------------------

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


          Securities Registered Pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
        Title of each class                                on which registered
        -------------------                               --------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At  March  15,  1995,   there  were  36,115,328   shares  of  Common  Stock
outstanding;   the   aggregate   market  value  of  the  voting  stock  held  by
nonaffiliates at March 15, 1995 was approximately $1,947,100,000.

     Indicate the number of shares outstanding of each of the registrant's classes of stock, as of the latest practicable date.

            Class                                Outstanding at March 15, 1995
 Common Stock, $.50 Par Value                               36,115,328
 Preferred Stock, $1.00 Par Value                              NONE

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's definitive proxy statement relating to its annual meeting of shareholders scheduled to be held on May 22, 1995 are incorporated by reference into Part III of this Report.

================================================================================



                                              OMNICOM GROUP INC.

                                              ------------------

                                     Index to Annual Report on Form 10-K
                                         Year Ended December 31, 1994

                                                                                                          Page
PART I

Item 1.   Business .....................................................................................    1
Item 2.   Properties....................................................................................    4
Item 3.   Legal Proceedings.............................................................................    5
Item 4.   Submission of Matters to a Vote of Security Holders...........................................    5
Executive Officers of the Company.......................................................................    5


PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.........................    6
Item 6.   Selected Financial Data.......................................................................    7
Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations.......................................................................    7
Item 8.   Financial Statements and Supplementary Data...................................................   10
Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure........................................................................   10

PART III

Item 10.  Directors and Executive Officers of the Registrant............................................   11
Item 11.  Executive Compensation........................................................................   11
Item 12.  Security Ownership of Certain Beneficial Owners and Management................................   11
Item 13.  Certain Relationships and Related Transactions................................................   11


     The information  called for by Items 10, 11, 12 and 13, to the extent not included in this document,  is incorporated  herein by  reference  to such  information  to be  included  under the  captions  "Election  of
Directors," "Executive Compensation," "Directors' Compensation" and "Certain Transactions with Management" in the Company's definitive proxy statement which is expected to be filed by April 7, 1995.


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K .............................   12

                                     PART I
Item 1.   Business

     Omnicom  Group  Inc.,  through  its  wholly and  partially-owned  companies
(hereinafter collectively referred to as the "Agency" or "Company"), operates advertising agencies which plan, create, produce and place advertising in various media such as television, radio, newspaper and magazines. The Agency offers its clients such additional services as marketing consultation, consumer market research, design and production of merchandising and sales promotion programs and materials, direct mail advertising, corporate identification, and public relations. The Agency offers these services to clients worldwide on a local, national, pan-regional or global basis. Operations cover the major regions of North America, the United Kingdom, Continental Europe, the Middle East, Africa, Latin America, the Far East and Australia. In 1994 and 1993, 54% and 52%, respectively, of the Agency's billings came from its non-U.S. operations. (See "Financial Statements and Supplementary Data")

     According to the unaudited industry-wide figures published in the trade journal, Advertising Age, in 1994 Omnicom Group Inc. was ranked as the third largest advertising agency group worldwide.

     The Agency operates three separate, independent agency networks: The BBDO Worldwide Network, the DDB Needham Worldwide Network and the TBWA International Network. The Agency also operates independent agencies, Altschiller & Company and Goodby, Silverstein & Partners, and certain marketing service and specialty advertising companies through Diversified Agency Services ("DAS").

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

BBDO Worldwide Network

     The BBDO Worldwide Network operates in the United States through BBDO Worldwide which is headquartered in New York and has full-service offices in New York, New York; Los Angeles and San Francisco, California; Atlanta, Georgia; Chicago, Illinois; Detroit, Michigan; and Minneapolis, Minnesota.

     The BBDO Worldwide Network operates internationally through subsidiaries in Austria, Belgium, Brazil, Canada, China, Croatia, Denmark, Finland, France, Germany, Greece, Hong Kong, Italy, Malaysia, Mexico, the Netherlands, Peru, Poland, Portugal, Puerto Rico, Russia, Singapore, Spain, Sweden, Taiwan, Thailand and the United Kingdom; and through affiliates located in Argentina, Australia, Chile, Costa Rica, the Czech Republic, Egypt, El Salvador, Guatemala, Honduras, Hungary, India, Israel, Lebanon, Kuwait, New Zealand, Norway, Panama, the Philippines, Romania, Saudi Arabia, the Slovak Republic, Switzerland, Turkey, the United Kingdom, United Arab Emirates and Venezuela; and through a joint venture in Japan. The BBDO Worldwide Network uses the services of associate agencies in Colombia, Dominican Republic, Ecuador, Indonesia, Korea, Nicaragua, Pakistan and Uruguay.

DDB Needham Worldwide Network

     The DDB Needham Worldwide Network operates in the United States through DDB Needham Worldwide which is headquartered in New York and has full-service offices in New York, New York; Los Angeles, California; Dallas, Texas; Chicago, Illinois; and Seattle, Washington; and through Griffin Bacal Inc. which is headquartered in New York.

     The DDB Needham Worldwide Network operates internationally through subsidiaries in Australia, Austria, Belgium, Bulgaria, Canada, China, the Czech Republic, Denmark, France, Germany, Greece, Hong Kong, Hungary, Italy, Japan, Mexico, the Netherlands, New Zealand, Norway, the Philippines, Poland, Portugal, Singapore, the Slovak Republic, Spain, Sweden, Taiwan, Thailand and the United Kingdom; and through affiliates located in Brazil, Costa Rica, Egypt, Estonia, Finland, Germany, India, Korea, Malaysia, Switzerland and Thailand. The DDB Needham Worldwide Network uses the services of associate agencies in Miami, Florida and in Argentina, Bahrain, Belize, Bolivia, Chile, Colombia, Dominican Republic, Ecuador, El Salvador, Guatemala, Honduras, Indonesia, Ireland, Israel, Kuwait, Lebanon, Nicaragua, Panama, Paraguay, Peru, Puerto Rico, Romania, Russia, Saudi Arabia, Slovenia, South Africa, Trinidad, Turkey, United Arab Emirates, Uruguay and Venezuela. Griffin Bacal Inc. operates internationally through subsidiaries in Canada and the United Kingdom and through a branch in Mexico.

TBWA International Network

     TBWA International B.V., a corporation organized under the laws of the Netherlands, is the holding company for the TBWA International Network.

     The TBWA International Network operates in the United States through TBWA Advertising and Graf Bertel Buczek which are both headquartered in New York, New York and through TBWA Wolfe Freeman Advertising, Inc. in St. Louis, Missouri.

     The TBWA International Network operates internationally through subsidiaries in Belgium, Denmark, France, Germany, Greece, Italy, the Netherlands, South Africa, Spain and the United Kingdom; and through affiliates located in Mexico, Portugal, South Africa, Sweden and Switzerland. The TBWA International Network uses the services of associate agencies in Austria, the Czech Republic, Hungary, India, Japan, the Middle East, the Netherlands, Norway, Poland and Turkey.

Diversified Agency Services

     DAS is the Company's Marketing Services and Specialty Advertising division whose agencies' mission is to provide customer driven marketing communications coordinated to the client's benefit. The division offers marketing services including sales promotion, public relations, direct and database marketing, corporate and brand identity, graphic arts, merchandising/point-of-purchase promotion; and specialty advertising including financial, healthcare and recruitment advertising.

     DAS agencies headquartered in the United States include: Harrison, Star, Wiener & Beitler, Inc., Interbrand Schechter Inc., Kallir, Philips, Ross, Inc., RC Communications, Inc., Merkley Newman Harty Inc., Lyons/Lavey/Nickel/Swift, Inc. and Shain Colavito Pensabene Direct, Inc., in New York; Doremus & Company, Gavin Anderson & Company Worldwide, Inc., Porter Novelli, Inc., Bernard Hodes Advertising, Inc. and Rapp Collins Worldwide Inc., all in various cities and headquartered in New York; Baxter, Gurian & Mazzei, Inc., in Beverly Hills, California; Frank J. Corbett, Inc., in Chicago, Illinois; Thomas A. Schutz Co., Inc. in Morton Grove, Illinois; The GMR Group, in Fort Washington, Pennsylvania; Optima Direct Inc., in Vienna, Virginia; Rainoldi, Kerzner & Radcliffe, Inc., in San Francisco, California and Alcone Sims O'Brien, Inc., in Irvine, California and Mahwah, New Jersey.

     DAS operates in the United Kingdom through subsidiaries which include Colour Solutions Ltd., Countrywide Communications Group Ltd., CPM International Ltd., European Political Consultancy Group Ltd., Granby Marketing Services Ltd., Interbrand (UK) Ltd., MacMillan Davies Advertising, Ltd., MacMillan Davies Consultants, Ltd., Paling Ellis/KPR, Ltd., Premier Magazines Ltd., Product Plus London Ltd., Specialist Publications (UK) Ltd., The Anvil Consultancy Ltd. and WWAV Rapp Collins Group, Ltd.

     In addition, DAS operates internationally with subsidiaries and affiliates in Australia, Belgium, Canada, France, Germany, Hong Kong, Ireland, Italy, Japan, Korea, Mexico, South Africa and Spain.

Omnicom Group Inc.

     As the parent company of BBDO Worldwide, DDB Needham Worldwide, TBWA International, the DAS Group, Goodby, Silverstein & Partners and Altschiller & Company, the Company, through its wholly-owned subsidiary Omnicom Management Inc. provides a common financial and administrative base for the operating groups. The Company oversees the operations of each group through regular meetings with their respective top-level management. The Company sets operational goals for each of the groups and evaluates performance through the review of monthly operational and financial reports. The Company provides its groups with centralized services designed to coordinate financial reporting and controls, real estate planning and to focus corporate development objectives. The Company develops consolidated services for its agencies and their clients. For example, the Company participated in forming The Media Partnership, which consolidates certain media buying activities in Europe in order to obtain cost savings for clients.

Clients

     The clients of the Agency include major industrial, financial and service industry companies as well as smaller, local clients. Among its clients are Anheuser-Busch, Apple Computer, Chrysler Corporation, Delta Airlines, Gillette, GTE, Henkel, McDonald's, PepsiCo., Visa U.S.A., Volkswagen and The Wm. Wrigley Jr. Company.

     The Agency's ten largest clients accounted for approximately 18% of 1994 billings. The majority of these have been clients for more than ten years. The Agency's largest client accounted for less than 5% of 1994 billings.


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

     The Agency is continuously developing new methods of improving its research capabilities, to analyze specific client requirements and to assess the impact of advertising. In the United States, approximately 146 people on the Agency's staff were employed in research during the year and the Agency's domestic research expenditures approximated $20,395,000. Substantially all such expenses were incurred in connection with contemporaneous servicing of clients.

     The advertising business is highly competitive and accounts may shift agencies with comparative ease, usually on 90 days' notice. Clients may also reduce advertising budgets at any time for any reason. An agency's ability to compete for new clients is affected in some instances by the policy, which many advertisers follow, of not permitting their agencies to represent competitive accounts in the same market. As a result, increasing size may limit an agency's potential for securing certain new clients. In the vast majority of cases, however, the separate, independent identities of BBDO Worldwide, DDB Needham Worldwide, TBWA International, the independent agencies within the DAS Group, Goodby, Silverstein & Partners and Altschiller & Company have enabled the Agency to represent competing clients.

     BBDO Worldwide, DDB Needham Worldwide, TBWA International, the DAS Group, Goodby, Silverstein & Partners and Altschiller & Company have sought, and as part of the Agency's operating segments will seek, new business by showing potential clients examples of advertising campaigns produced and by explaining the variety of related services offered. The Agency competes in the United States and internationally with a multitude of full service and special service agencies. In addition to the usual risks of the advertising agency business, international operations are subject to the risk of currency exchange fluctuations, exchange control restrictions and to actions of governmental authorities.

Employees

     The business success of the Agency is, and will continue to be, highly dependent upon the skills and creativity of its creative, research, media and account personnel and their relationships with clients. The Agency believes its operating groups have established reputations for creativity and marketing expertise which attract, retain and stimulate talented personnel. There is substantial competition among advertising agencies for talented personnel and all agencies are vulnerable to adverse consequences from the loss of key individuals. Employees are generally not under employment contracts and are free to move to competitors of the Agency. The Company believes that its compensation arrangements for its key employees, which include stock options, restricted stock and retirement plans, are highly competitive with those of other advertising agencies. As of December 31, 1994, the Agency, excluding unconsolidated companies, employed approximately 16,100 persons, of which approximately 6,700 were employed in the United States and approximately 9,400 were employed in its international offices.

Government Regulation

     The advertising business is subject to government regulation, both within and outside the United States. In the United States, federal, state and local governments and their agencies and various consumer groups have directly or indirectly affected or attempted to affect the scope, content and manner of presentation of advertising. The continued activity by government and by consumer groups regarding advertising may cause further change in domestic advertising practices in the coming years. While the Company is unable to estimate the effect of these developments on its U.S. business, management believes the total volume of advertising in general media in the United States will not be materially reduced due to future legislation or regulation, even though the form, content, and manner of presentation of advertising may be modified. In addition, the Company will continue to ensure that its management and operating personnel are aware of and are responsive to the possible implications of such developments.

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

     BBDO Worldwide occupies approximately 285,000 sq. ft. of space at 1285 Avenue of the Americas, New York, New York under a lease expiring in the year 2012, which includes options for additional growth of the agency.

     DDB Needham Worldwide occupies approximately 162,000 sq. ft. of space at 437 Madison Avenue, New York, New York under leases expiring in the year 2010, which include options for additional growth of the agency.

     TBWA International occupies approximately 61,000 sq. ft. of space at 292 Madison Avenue, New York, New York under a lease expiring in the year 2005, which includes options for additional growth of the agency.

     The Agency's other full-service offices in Atlanta, Beverly Hills, Chicago, Dallas, Detroit, Irvine, Los Angeles, Mahwah, Minneapolis, Morton Grove, New York, San Francisco, Seattle and St. Louis and service offices at various other locations occupy approximately 1,798,000 sq. ft. of space under leases with varying expiration dates.

International

     The Company's international subsidiaries in Australia, Austria, Belgium, Canada, China, the Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Norway, the Philippines, Poland, Portugal, Puerto Rico, Singapore, the Slovak Republic, South Africa, Spain, Sweden, Taiwan, Thailand and the United Kingdom occupy premises under leases with various expiration dates.

Item 3.  Legal Proceedings

     The Agency has no material pending legal proceedings, other than ordinary routine litigation incidental to its business.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the last quarter of 1994.

Executive Officers of the Company

     The individuals named below are Executive Officers of the Company:


            Name                                          Position                                          Age
            ----                                          --------                                          ---
Bruce Crawford..............    President, Chief Executive Officer of Omnicom Group Inc.                     66
Fred J. Meyer ..............    Chief Financial Officer of Omnicom Group Inc.                                64
Dennis E. Hewitt............    Treasurer of Omnicom Group Inc.                                              50
Dale A. Adams...............    Controller of Omnicom Group Inc.                                             36
Raymond E. McGovern.........    Secretary, General Counsel of Omnicom Group Inc.                             67
Allen Rosenshine............    Chairman, Chief Executive Officer of BBDO Worldwide Inc.                     56
James A. Cannon ............    Vice Chairman, Chief Financial Officer of BBDO Worldwide Inc.                56
Keith L. Reinhard...........    Chairman, Chief Executive Officer of DDB Needham Worldwide Inc.              60
William G. Tragos...........    Chairman, Chief Executive Officer of TBWA International B.V.                 60
John D. Wren................    Chairman, Chief Executive Officer of Diversified Agency Services             42

     Dennis E.  Hewitt was  promoted to  Treasurer  of the  Companyicn  Jof BByO
Worldwide Inc. 56 James A. Cannon  ............  Vice Chairman,  Chief Financial
Offid to Controller of the Company in July 1992. Mr. Adams joined the Company in July 1991 after ten years with Coopers & Lybrand, where he served as a general practice manager from 1987 until joining the Company.

     Raymond E. McGovern has served as Secretary and General Counsel of the Company since September 1986, having previously served as Secretary and General Counsel of BBDO Worldwide Inc. (then named BBDO International, Inc.) for more than 10 years.

     Similar information with respect to the remaining Executive Officers of the Company will be found in the Company's definitive proxy statement expected to be filed April 7, 1995.

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

                                                                  Dividends Paid
                                                                   Per Share of
                                            High         Low       Common Stock
                                           -----         ---      --------------
1993
   First Quarter .....................    47 1/2        38 3/8      $  .310
   Second Quarter ....................    47 1/4        38 1/4         .310
   Third Quarter .....................    46 1/4        37             .310
   Fourth Quarter ....................    46 1/2        41 1/2         .310


1994
   First Quarter .....................    49 7/8        43 3/4         .310
   Second Quarter ....................    49 1/2        44 7/8         .310
   Third Quarter .....................    51 1/2        48             .310
   Fourth Quarter ....................    53 3/4        49             .310

     The Company is not aware of any restrictions on its present or future ability to pay dividends. However, in connection with certain borrowing facilities entered into by the Company and its subsidiaries (see Note 7 of the Notes to Consolidated Financial Statements), the Company is subject to certain restrictions on its current ratio, the ratio of net cash flow to consolidated indebtedness, and the ratio of total consolidated indebtedness to total consolidated capitalization.

     On January 23, 1995 the Board of Directors declared a regular quarterly dividend of $.31 per share of common stock, payable April 4, 1995 to holders of record on March 20, 1995.

     Approximate Number of Equity Security Holders

                                                        Approximate Number of
                                                           Record Holders
           Title of Class                                 on March 15, 1995
           --------------                               ---------------------

Common Stock, $.50 par value..........................         2,557
Preferred Stock, $1.00 par value .....................          None

Item 6. Selected Financial Data

     The following table sets forth selected financial data of the Company and should be read in conjunction with the consolidated financial statements which begin on page F-1.


                                                      (Dollars in Thousands Except Per Share Amounts)
                                             ------------------------------------------------------------------
                                                1994           1993          1992         1991          1990
                                                ----           ----          ----         ----          ----
For the year:
  Commissions and fees...................    $1,756,205     $1,516,475    $1,385,161   $1,236,158    $1,178,233
  Income before change
    in accounting principles.............       108,134         85,345        65,498       57,052        52,009
  Net income ............................        80,125         85,345        69,298       57,052        52,009
  Earnings per common share before
    change in accounting principles:
    Primary..............................          3.15           2.79          2.31         2.08          2.01
    Fully diluted........................          3.07           2.62          2.20         2.01          1.94
  Cumulative effect of change in
    accounting principles:
    Primary..............................         (0.81)           --           0.14          --            --
    Fully diluted........................         (0.81)           --           0.11          --            --
  Earnings per common share after
    change in accounting principles:
    Primary..............................          2.34           2.79          2.45         2.08          2.01
    Fully diluted........................          2.34           2.62          2.31         2.01          1.94
  Dividends declared per common
    share................................          1.24           1.24          1.21         1.10          1.07
At year end:
  Total assets...........................     2,852,204      2,289,863     1,951,950    1,885,894     1,748,529
  Long-term obligations:
    Long-term debt.......................       187,338        278,312       235,129      245,189       278,960
    Deferred compensation and
     other liabilities...................        95,973         56,933        51,919       31,355        25,365


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     In 1994, domestic revenues from commissions and fees increased 11.4 percent. The effect of acquisitions, net of divestitures, accounted for a 1.4 percent increase. The remaining 10.0 percent increase was due to net new business gains and higher spending from existing clients.

     In 1993, domestic revenues from commissions and fees increased 9.0 percent. The effect of acquisitions, net of divestitures, accounted for a 3.9 percent increase. The remaining 5.1 percent increase was due to net new business gains and higher spending from existing clients.

     In 1992, domestic revenues increased 2 percent, primarily as a result of net new business gains and higher spending from existing clients.

     In 1994, international revenues increased 20.3 percent. The effect of acquisitions, net of divestitures, accounted for an 8.7 percent increase in international revenues. The weakening of the U.S. dollar increased international revenues by 2.3 percent. The remaining 9.3 percent increase was due to net new business gains and higher spending from existing clients.

     In 1993, international revenues increased 10.0 percent. The effect of the acquisition of TBWA International B.V. and several marketing services companies in the United Kingdom, net of divestitures, accounted for an 18.1 percent increase in international revenues. The strengthening of the U.S. dollar against several major international currencies relevant to the Company's non-U.S. operations decreased revenues by 11.7 percent. The increase in revenues, due to net new business gains and higher spending from existing clients, was 3.6 percent.

     In 1992, international revenues increased 25 percent, of which the effect of the acquisition of McKim Baker Lovick BBDO in Canada and the purchase of additional shares in several companies which were previously affiliates of the Company accounted for 14 percent. The remaining increase was due to net new business gains and higher spending from existing clients. Currency exchange rates did not significantly impact the revenues for the year.

     In 1994, worldwide operating expenses increased 15.2 percent. Acquisitions, net of divestitures during the year, accounted for a 5.4 percent increase in worldwide operating expenses. The weakening of the U.S dollar increased worldwide operating expenses by 1.2 percent. The remaining increase was caused by normal salary increases and growth in out-of-pocket expenditures to service the increased revenue base. Net currency exchange gains did not significantly impact operating expenses for the year.

     In 1993, worldwide operating expenses increased 8.8 percent. Acquisitions, net of divestitures during the year, accounted for an 11.7 percent increase in worldwide operating expenses. The strengthening of the U.S. dollar against several international currencies decreased worldwide operating expenses by 5.9 percent. The remaining increase was caused by normal salary increases and growth in out-of-pocket expenditures to service the increased revenue base. Net currency exchange gains did not significantly impact operating expenses for the year.

     In 1992, worldwide operating expenses increased 12.5 percent. Acquisitions, net of divestitures during the year, accounted for 5.0 percent of the increase. The special charge accounted for 0.5 percent of the increase. The remaining increase was caused by normal salary increases and growth in out-of-pocket expenditures to service the increased revenue base. Net currency exchange gains did not significantly impact total operating expenses for the year.

     Interest expense in 1994 decreased by $6.4 million. This decrease reflects lower average borrowings and interest rates on borrowings, primarily due to the conversion of the Company's 6.5% Convertible Subordinated Debentures in July 1994 and the full year effect of the conversion of the Company's 7% Convertible Subordinated Debentures in October 1993. Interest and dividend income decreased by $2.7 million in 1994. This decrease was primarily due to lower average funds invested during the year and declining interest rates in certain countries.

     Interest expense in 1993 was comparable to 1992. Interest and dividend income decreased in 1993 by $2.2 million. This decrease was primarily due to lower average amounts of cash and marketable securities invested during the year and lower average interest rates on amounts invested.

     Interest expense in 1992 was comparable to 1991. Interest and dividend income decreased by $1.4 million in 1992. This decrease was primarily due to lower average funds invested during the year and declining interest rates in certain countries.

     In 1994, the effective tax rate decreased to 40.9 percent. The decrease reflects a lower international effective tax rate primarily caused by fewer international operating losses with no associated tax benefit and tax planning strategies implemented in certain non-U.S. countries.

     In 1993, the effective tax rate decreased to 42.0 percent. This decrease primarily reflects a lower international effective tax rate caused by fewer international operating losses with no associated tax benefit, partially offset by an increased domestic federal tax rate.

     In 1992, the effective tax rate of 43.6 percent was comparable to the 1991 effective tax rate of 44 percent.

     In 1994, consolidated net income before the change in accounting principle increased by 26.7 percent. This increase was the result of revenue growth, margin improvement and an increase in equity income, partially offset by an increase in minority interest expense. Operating margin, which excludes net interest expense, increased to 11.7 percent in 1994 from 11.2 percent in 1993. This increase was the result of greater growth in commission and fee revenue than the growth in operating expenses. The increase in equity income was primarily due to the acquisition of certain minority interests and improved net income at companies which are less than 50 percent owned. The increase in minority interest expense was primarily due to greater earnings by companies where minority interests exist and the additional minority interests resulting from acquisitions. In 1994, the incremental impact of divestitures, net of acquisitions, accounted for a 1.7 percent decrease in consolidated net income, while the weakening of the U.S dollar against several international currencies increased consolidated net income by 1.1 percent.

     In 1993, consolidated net income increased 23.2 percent. This increase is the result of revenue growth, margin improvement, an increase in equity income and a decrease in minority interest expense. Operating margin increased to 11.2 percent in 1993 from 10.6 percent in 1992. This increase was the result of greater growth in commission and fee revenue than the growth in operating expenses. The increase in equity income was the result of improved net income at companies which are less than 50 percent owned. The decrease in minority interest expense was primarily due to the acquisition of certain minority interests in 1993 and lower earnings by companies in which minority interests exist. In 1993, the incremental impact of acquisitions, net of divestitures, accounted for 0.8 percent of the increase in consolidated net income, while the strengthening of the U.S. dollar against several international currencies decreased consolidated net income by 5.7 percent.

     Consolidated net income increased 21 percent in 1992. This increase was the result of revenue growth and margin improvement. Operating margin, after the first quarter special charge discussed below, decreased to 10.6 percent in 1992 from 10.9 percent in 1991. This decrease was the result of the special charge offset by greater growth in commissions and fees than the growth in operating expenses. In 1992, the incremental impact of acquisitions, net of divestitures, accounted for 6 percent of the increase in consolidated net income.

     At December 31, 1994, accounts receivable increased by $238.4 million from December 31, 1993. This increase was primarily due to acquisitions and an increased volume of activity resulting from business growth.

     At December 31, 1994, accounts payable increased by $367.7 million from December 31, 1993. This increase was primarily due to acquisitions, an increased volume of activity resulting from business growth, and differences in the dates on which payments to media and other suppliers became due in 1994 compared to 1993.

     At December 31, 1992, the translation, into U.S. dollars, of the assets and liabilities of the Company's international subsidiaries decreased cumulative translation adjustment by $70.9 million compared to December 31, 1991. This decrease was primarily the result of a stronger U.S. dollar exchange rate for certain international currencies at December 31, 1992 as compared to December 31, 1991.

     Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for
Postemployment Benefits." The cumulative after tax effect of the adoption of this statement decreased net income by $28.0 million.

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

     The Company's international operations are subject to the risk of currency exchange rate fluctuations. This risk is generally limited to the net income of the operations as the revenues and expenses of the operations are generally denominated in the same currency. When economically beneficial to do so, the Company or its international operations enter into hedging transactions to minimize the risk of adverse currency exchange rate fluctuations on the net income of the operation. The Company's major international markets are the United Kingdom, France, Germany, the Netherlands, Spain, Italy and Canada. The Company's operations are also subject to the risk of interest rate fluctuations.

     As part of managing the Company's exposure to changes in currency exchange and market interest rates, the Company periodically enters into derivative financial instruments with major well known banks acting as principal counterparty.

     In order to minimize counterparty risk, the Company only enters into derivative contracts with major well known banks that have credit ratings equal to or better than the Company's. Additionally, these contracts contain provisions for net settlement. As such, the contracts settle based on the spread between the currency rates and interest rates contained in the contracts and the current market rates. This minimizes the risk of an insolvent counterparty being unable to pay the Company and, at the same time, having the creditors of the counterparty demanding the notional principal amount from the Company.

     The Company's derivative activities are limited in volume and confined to risk management activities related to the Company's worldwide operations. A reporting system is in place which evaluates the impact on the Company's earnings resulting from changes in interest rates, currency exchange rates and other relevant market risks. This system is structured to enable senior management to initiate prompt remedial action, if appropriate.

     At December 31, 1994, the Company had forward exchange contracts outstanding with an aggregate notional principal amount of $346 million, most of which were denominated in the Company's major international market currencies. These contracts effectively hedge certain of the Company's assets and liabilities which are recorded in a currency different from that in which they will settle. The terms of these contracts are generally three months or less.

     The Company had no other derivative contracts outstanding at December 31, 1994.

     At December 31, 1993, the Company had entered into various cross currency interest rate swap transactions. The notional principal amount of these swap transactions totaled $70.6 million comprising contracts denominated in German Deutsche Marks, French Francs, Australian Dollars and Spanish Pesetas. The swaps were principally used to reduce the Company's risk related to currency fluctuations and to convert the effective interest rate on borrowings of certain international subsidiaries from fixed rates to a lower floating U.S. interest rate. In addition, the Company had one U.S. dollar interest rate swap outstanding at December 31, 1993 with a notional principal amount of $50 million, for the purpose of converting a portion of the floating U.S. interest rates mentioned previously to fixed interest rates. These contracts were closed out during 1994 for a gain of $2.4 million which is being amortized into income over the original term of the swap agreements.

     The current economic conditions in the Company's major markets would indicate varying growth rates in advertising expenditures in 1995. The Company anticipates relatively favorable growth rates in its major international markets.

Capital Resources and Liquidity

     Cash and cash equivalents increased $53 million during 1994 to $228 million at December 31, 1994. The Company's positive net cash flow provided by operating activities was enhanced by an improvement in the relationship between the collection of accounts receivable and the payment of obligations to media and other suppliers. After annual cash outlays for dividends paid to shareholders and minority interests and the repurchase of the Company's common stock for employee programs, the balance of the cash flow was used to fund acquisitions, make capital expenditures and repay debt obligations.

     On June 1, 1994, the Company issued a Notice of Redemption for its 6.5% Convertible Subordinated Debentures due 2004. Prior to the July 27,1994 redemption date, debenture holders elected to convert all of their outstanding debentures into common stock of the Company at a conversion price of $28.00 per common share.

     The Company maintains relationships with a number of banks worldwide, which have extended unsecured committed lines of credit in amounts sufficient to meet the Company's cash needs. At December 31, 1994, the Company had $370 million in committed lines of credit, comprised of a $250 million revolving credit agreement expiring on June 30, 1997 and $120 million in unsecured credit lines, principally outside of the United States. Of the $370 million in committed lines, $32 million were used at December 31, 1994. Management believes the aggregate lines of credit available to the Company are adequate to support its short-term cash requirements for dividends, capital expenditures and maintenance of working capital.

     On January 4, 1995, an indirect wholly-owned subsidiary of the Company issued Deutsche Mark 200 million Floating Rate Bonds (approximately $130 million), due January 5, 2000. The bonds bear interest at a per annum rate equal to Deutsche Mark three month LIBOR plus 0.65%.

     The Company anticipates that the year end cash position, together with the future cash flows from operations and funds available under existing credit facilities and borrowings will be adequate to meet its long-term cash requirements as presently contemplated.


Item 8. Financial Statements and Supplementary Data

     The financial statements and supplementary data required by this item appear beginning on page F-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

     Information with respect to the directors of the Company is incorporated by reference to the Company's definitive proxy statement expected to be filed by April 7, 1995. Information regarding the Company's executive officers is set forth in Part I of this Form 10-K.

Item 11.   Executive Compensation

     Incorporated by reference to the Company's definitive proxy statement expected to be filed by April 7, 1995.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference to the Company's definitive proxy statement expected to be filed by April 7, 1995.

Item 13.   Certain Relationships and Related Transactions

     Incorporated by reference to the Company's definitive proxy statement expected to be filed by April 7, 1995.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                                                             Page
                                                                                                             ----
(a) 1. Financial Statements:
       Report of Management.............................................................................      F-1
       Report of Independent Public Accountants.........................................................      F-2
       Consolidated Statements of Income for the three years ended December 31, 1994....................      F-3
       Consolidated Balance Sheets at December 31, 1994 and 1993........................................      F-4
       Consolidated Statements of Shareholders' Equity for the three years
         ended December 31, 1994........................................................................      F-5
       Consolidated Statements of Cash Flows for the three years
         ended December 31, 1994........................................................................      F-6
       Notes to Consolidated Financial Statements.......................................................      F-7
       Quarterly Results of Operations (Unaudited)......................................................      F-18

    2. Financial Statement Schedules:
       For the three years ended December 31, 1994:
         Schedule VIII--Valuation and Qualifying Accounts...............................................      S-1

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

                Incorporated by reference to the 1986 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1987.

          (ii)  By-laws.

                Incorporated by reference to the 1987 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1988.

       (4) Instruments Defining the Rights of Security Holders, Including Indentures.

        4.1 Copy of Registrant's 4.5%/6.25% Step-Up Convertible Subordinated Debentures due 2000, filed as Exhibit 4.3 to Omnicom Group
                Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, is incorporated herein by reference.

        4.2 Copy of Subscription Agreement, dated December 14, 1994 by and among the Registrant, BBDO Canada Inc. and Morgan Stanley GMBH and the other Managers listed therein, in connection with the issuance of DM 200,000,000 Floating Rate Bonds of 1995 due January 5, 2000 of BBDO Canada Inc., including form of Guaranty by Registrant.

        4.3 Paying Agency Agreement dated January 4, 1995 by and among the Registrant, BBDO Canada Inc. and Morgan Stanley GMBH in connection with the issuance of DM 200,000,000 Floating Rate Bonds of 1995 due January 5, 2000 of BBDO Canada Inc.

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

        10.10 Amendment to Registrant's Profit-Sharing Retirement Plan listed as Exhibit 10.3 above, adopted on July 1, 1993, filed as Exhibit
                10.10 to Omnicom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, incorporated herein by reference.

        10.11 Copy of Severance Agreement dated July 6, 1993, between Keith Reinhard and DDB Needham Worldwide Inc., filed as Exhibit 10.11 to Omnicom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, incorporated herein by reference.

        10.12   Copy of Employment Agreement dated May 26, 1993, between William
                G. Tragos and TBWA International B.V., filed as Exhibit 10.13 to Omnicom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, incorporated herein by reference.

        10.13 Copy of Deferred Compensation Agreement dated October 12, 1984, between William G. Tragos and TBWA Advertising Inc., filed as
                Exhibit 10.14 to Omnicom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, incorporated herein by reference.

        10.14   Amendments to  Registrant's  1987 Stock Plan,  listed as Exhibit
                10.2 above, approved by the Registrant's shareholders on May 24, 1994.

                Other Material Contracts.

        10.15 Copy of $250,000,000 Second Amended and Restated Credit Agreement, dated as of July 15, 1994, between Omnicom Finance Inc., Swiss Bank Corporation and the financial institutions party thereto, filed as Exhibit 10.16 to Omnicom Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, is incorporated herein by reference.

       (21)     Subsidiaries of the Registrant.........................     S-2

       (23)     Consents of Experts and Counsel.

        23.1    Consent of Independent Public Accountants..............    S-12

       (24) Powers of Attorney from Bernard Brochand, Robert J. Callander, Leonard S. Coleman, Jr., John R. Purcell, Gary L. Roubos, Quentin I. Smith, Jr., Robin B. Smith, and Egon P. S. Zehnder.

       (27)     Financial Data Schedule (filed in electronic format only).

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    OMNICOM GROUP INC.
Date: March 28, 1995
                                    By:        /s/ FRED J. MEYER
                                         -------------------------------
                                                   Fred J. Meyer
                                              Chief Financial Officer

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


                       Signature                                    Title                            Date
                       ---------                                    -----                            ----

                 /s/ BRUCE CRAWFORD                           President and Chief                  March 28, 1995
    --------------------------------------------         Executive Officer and Director
                     (Bruce Crawford)

                  /s/ FRED J. MEYER                         Chief Financial Officer                March 28, 1995
    --------------------------------------------                  and Director
                      (Fred J. Meyer)

                  /S/ DALE A. ADAMS                          Controller (Principal                 March 28, 1995
     --------------------------------------------              Accounting Officer)
                      (Dale A. Adams)

               /s/ RAYMOND E. MCGOVERN                       Secretary and General                 March 28, 1995
     --------------------------------------------                   Counsel
                   (Raymond E. McGovern)

                 /s/ BERNARD BROCHAND*                              Director                       March 28, 1995
    --------------------------------------------
                     (Bernard Brochand)

               /s/ ROBERT J. CALLANDER*                             Director                       March 28, 1995
    --------------------------------------------
                   (Robert J. Callander)

                 /s/ JAMES A. CANNON                                Director                       March 28, 1995
    --------------------------------------------
                     (James A. Cannon)

             /s/ LEONARD S. COLEMAN, JR.*                           Director                       March 28, 1995
    --------------------------------------------
                 (Leonard S. Coleman, Jr.)

                  /s/ PETER I. JONES                                Director                       March 28, 1995
    --------------------------------------------
                      (Peter I. Jones)

                  /s/ JOHN R. PURCELL*                              Director                       March 28, 1995
    --------------------------------------------
                      (John R. Purcell)

                 /s/ KEITH L. REINHARD                              Director                       March 28, 1995
    --------------------------------------------
                     (Keith L. Reinhard)

                 /s/ ALLEN ROSENSHINE                               Director                       March 28, 1995
    --------------------------------------------
                     (Allen Rosenshine)

                 /s/ GARY L. ROUBOS*                                Director                       March 28, 1995
    --------------------------------------------
                     (Gary L. Roubos)

             /s/ QUENTIN I. SMITH, JR.*                             Director                       March 28, 1995
    --------------------------------------------
                 (Quentin I. Smith, Jr.)

                 /s/ ROBIN B. SMITH*                                Director                       March 28, 1995
    --------------------------------------------
                     (Robin B. Smith)

                /s/ WILLIAM G. TRAGOS                               Director                       March 28, 1995
    --------------------------------------------
                    (William G. Tragos)

                  /s/ JOHN D. WREN                                  Director                       March 28, 1995
    --------------------------------------------
                      (John D. Wren)

               /s/ EGON P.S. ZEHNDER*                               Director                       March 28, 1995
    --------------------------------------------
                   (Egon P.S. Zehnder)

*By              /s/ BRUCE CRAWFORD
    --------------------------------------------
                     Bruce Crawford
                    Attorney-in-fact



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




        /s/ BRUCE CRAWFORD                          /s/ FRED J. MEYER
--------------------------------------       -----------------------------------
            Bruce Crawford                              Fred J. Meyer
 President and Chief Executive Officer             Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
  Shareholders of Omnicom Group Inc.:

     We have audited the accompanying consolidated balance sheets of Omnicom Group Inc. (a New York corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omnicom Group Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

     As discussed in Note 13 to the consolidated financial statements, effective January 1, 1994, the Company changed its methods of accounting for postemployment benefits and certain investments in debt and equity securities. Effective January 1, 1992, the Company changed its methods of accounting for income taxes and postretirement benefits other than pensions.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on page S-1 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                      ARTHUR ANDERSEN LLP

New York, New York
February 20, 1995


                                      OMNICOM GROUP INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF INCOME


                                                                             Years Ended December 31,
                                                                              (Dollars in Thousands
                                                                              Except Per Share Data)
                                                                  --------------------------------------------
                                                                     1994             1993             1992
                                                                     ----             ----             ----
COMMISSIONS AND FEES..........................................   $ 1,756,205        $1,516,475      $1,385,161
OPERATING EXPENSES:
     Salaries and Related Costs...............................     1,009,069           879,808         798,189
     Office and General Expenses..............................       542,538           467,468         433,884
     Special Charge...........................................           --                --            6,714
                                                                   ---------         ---------       ---------
                                                                   1,551,607         1,347,276       1,238,787
                                                                   ---------         ---------       ---------

OPERATING PROFIT..............................................       204,598           169,199         146,374

NET INTEREST EXPENSE:
     Interest and Dividend Income.............................       (11,928)          (14,628)        (16,810)
     Interest Paid or Accrued.................................        34,770            41,203          40,888
                                                                   ---------         ---------       ---------

                                                                      22,842            26,575          24,078
                                                                   ---------         ---------       ---------
INCOME BEFORE INCOME TAXES
   AND CHANGE IN ACCOUNTING
   PRINCIPLES.................................................       181,756           142,624         122,296
INCOME TAXES..................................................        74,337            59,871          53,268
                                                                   ---------         ---------       ---------

INCOME AFTER INCOME TAXES AND BEFORE
  CHANGE IN ACCOUNTING PRINCIPLES.............................       107,419            82,753          69,028
EQUITY IN AFFILIATES..........................................        18,322            13,180           9,598
MINORITY INTERESTS............................................       (17,607)          (10,588)        (13,128)
                                                                   ---------         ---------       ---------
INCOME BEFORE CHANGE IN
  ACCOUNTING PRINCIPLES.......................................       108,134            85,345          65,498

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLES.......................................       (28,009)              --            3,800
                                                                   ---------         ---------       ---------
NET INCOME....................................................   $    80,125        $   85,345      $   69,298
                                                                   =========         =========       =========
NET INCOME PER COMMON SHARE:
  Income Before Change in
    Accounting Principles:
      Primary.................................................   $      3.15        $     2.79      $     2.31
      Fully Diluted...........................................   $      3.07        $     2.62      $     2.20

  Cumulative Effect of Change
    in Accounting Principles:
      Primary.................................................   $     (0.81)              --       $     0.14
      Fully Diluted...........................................   $     (0.81)              --       $     0.11

  Net Income:
      Primary.................................................   $      2.34         $    2.79      $     2.45
      Fully Diluted...........................................   $      2.34         $    2.62      $     2.31


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                      OMNICOM GROUP INC. AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEETS

                                                  A S S E T S
                                                                                           December 31,
                                                                                      (Dollars in Thousands)
                                                                                    --------------------------
                                                                                        1994            1993
                                                                                        ----            ----
CURRENT ASSETS:
    Cash and cash equivalents....................................................   $  228,251      $  174,833
    Investments available-for-sale, at market, which approximates cost...........       28,383          38,003
    Accounts receivable, less allowance for doubtful accounts of
        $19,278 and $17,298 (Schedule VIII)......................................    1,139,882         901,434
    Billable production orders in process, at cost...............................       65,115          59,415
    Prepaid expenses and other current assets....................................      140,304         100,791
                                                                                    ----------      ----------
      Total Current Assets.......................................................    1,601,935       1,274,476
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost, less
    accumulated depreciation and amortization of $221,491 and $188,868...........      172,153         160,543
INVESTMENTS IN AFFILIATES  ......................................................      164,524         112,232
INTANGIBLES, less accumulated amortization of $133,572 and $93,105...............      758,460         603,494
DEFERRED TAX BENEFITS............................................................       21,104          18,522
DEFERRED CHARGES AND OTHER ASSETS ...............................................      134,028         120,596
                                                                                    ----------      ----------
                                                                                    $2,852,204      $2,289,863
                                                                                    ==========      ==========

                       L I A B I L I T I E S  A N D  S H A R E H O L D E R S '  E Q U I T Y

CURRENT LIABILITIES:
    Accounts payable.............................................................   $1,425,829      $1,058,095
    Current portion of long-term debt............................................        3,576          21,892
    Bank loans ..................................................................        8,939          26,155
    Advance billings.............................................................      148,036          90,422
    Other accrued taxes..........................................................       63,025          32,953
    Other accrued liabilities....................................................      274,308         254,378
    Accrued taxes on income......................................................       51,667          29,974
    Dividends payable............................................................       11,262          10,349
                                                                                    ----------      ----------
      Total Current Liabilities..................................................    1,986,642       1,524,218
                                                                                    ----------      ----------
LONG-TERM DEBT  .................................................................      187,338         278,312
DEFERRED COMPENSATION AND OTHER LIABILITIES .....................................       95,973          56,933
MINORITY INTERESTS ..............................................................       41,549          28,214
COMMITMENTS AND CONTINGENT LIABILITIES (Note 10)
SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value, 7,500,000 shares authorized, none
        issued...................................................................          --              --
    Common stock, $.50 par value, 75,000,000 shares authorized,
        38,643,165 and 35,071,932 shares issued in 1994 and 1993, respectively...       19,322          17,536
    Additional paid-in capital...................................................      356,199         252,408
    Retained earnings............................................................      325,321         287,416
    Unamortized restricted stock.................................................      (25,631)        (21,807)
    Cumulative translation adjustment............................................      (27,671)        (65,257)
    Treasury stock, at cost, 2,511,187 and 1,901,977 shares in 1994 and
        1993, respectively.......................................................     (106,838)        (68,110)
                                                                                    ----------      ----------
         Total Shareholders' Equity..............................................      540,702         402,186
                                                                                    ----------      ----------
                                                                                    $2,852,204      $2,289,863
                                                                                    ==========      ==========


     The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                      OMNICOM GROUP INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      Three Years Ended December 31, 1994
                             (Dollars in Thousands)


                                       Common Stock      Additional             Unamortized   Cumulative                   Total
                                  ----------------------  Paid-in    Retained    Restricted   Translation    Treasury  Shareholders'
                                    Shares     Par Value  Capital    Earnings      Stock       Adjustment      Stock       Equity
                                  ----------   ---------  --------   ---------  -----------   -----------    --------  -------------
Balance December 31, 1991, as
   previously reported........... 30,221,806    $15,111   $153,548    $219,181     $(10,977)    $  33,037    $(43,682)   $366,218
Pooling of interests adjustment..    159,720         80         91      (6,062)                                            (5,891)
                                  ----------    -------   --------    --------     --------     ---------    --------    --------
Balance January 1, 1992, as
   restated...................... 30,381,526     15,191    153,639     213,119      (10,977)       33,037     (43,682)    360,327
Net income.......................                                       69,298                                             69,298
Dividends declared...............                                      (33,628)                                           (33,628)
Amortization of restricted shares                                                     5,993                                 5,993
Shares issued under employee
   stock plans...................                            1,227                  (10,323)                   16,691       7,595
Shares issued for acquisitions...    150,168         75        220                                                            295
Retirement of shares.............   (143,101)       (71)                (3,416)                                 3,487         --
Cumulative translation adjustment                                                                 (70,906)                (70,906)
Repurchases of shares............                                                                             (30,082)    (30,082)
                                  ----------    -------   --------    --------     --------     ---------    --------     -------
Balance December 31, 1992, as
   previously reported........... 30,388,593     15,195    155,086     245,373      (15,307)      (37,869)    (53,586)    308,892
Pooling of interests adjustment..  1,349,260        674        124      (6,309)                    (1,834)                 (7,345)
                                  ----------    -------   --------    --------     --------     ---------    --------     -------
Balance January 1, 1993, as
   restated...................... 31,737,853     15,869    155,210     239,064      (15,307)      (39,703)    (53,586)    301,547
Net income.......................                                       85,345                                             85,345
Dividends declared...............                                      (36,993)                                           (36,993)
Amortization of restricted shares                                                     7,096                                 7,096
Shares issued under employee
   stock plans...................                            5,709                  (13,596)                   15,413       7,526
Shares issued for acquisitions...                            7,303                                             21,948      29,251
Conversion of 7% Debentures......  3,334,079      1,667     84,186                                                         85,853
Cumulative translation adjustment                                                                 (25,554)                (25,554)
Repurchases of shares............                                                                             (51,885)    (51,885)
                                  ----------    -------   --------    --------     --------     ---------    --------     -------
Balance December 31, 1993........ 35,071,932     17,536    252,408     287,416      (21,807)      (65,257)    (68,110)    402,186
Net income.......................                                       80,125                                             80,125
Dividends declared...............                                      (42,220)                                           (42,220)
Amortization of restricted shares                                                     9,535                                 9,535
Shares issued under employee
   stock plans...................                            4,474                  (13,359)                   16,796       7,911
Shares issued for acquisitions...                            1,103                                             11,932      13,035
Conversion of 6.5% Debentures....  3,571,233      1,786     98,214                                                        100,000
Cumulative translation adjustment                                                                  37,586                  37,586
Repurchases of shares............                                                                             (67,456)    (67,456)
                                  ----------    -------   --------    --------     --------     ---------    --------    --------
Balance December 31, 1994........ 38,643,165    $19,322   $356,199    $325,321     $(25,631)     $(27,671)  $(106,838)   $540,702
                                  ==========    =======   ========    ========     ========      ========   =========    ========



     The accompanying notes to consolidated financial statements are an integral part of these statements.

                      OMNICOM GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Years Ended December 31,
                                                                                                   (Dollars in Thousands)
                                                                                      ---------------------------------------------
                                                                                         1994              1993              1992
                                                                                      ---------         ---------         ---------
Cash Flows From Operating Activities:
   Net income ................................................................        $  80,125         $  85,345         $  69,298
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization of tangible assets ........................           37,767            34,574            33,706
     Amortization of intangible assets .......................................           25,012            18,950            16,102
     Minority interests ......................................................           17,342            10,588            13,128
     Earnings of affiliates in excess of dividends received ..................          (10,484)           (6,823)           (3,765)
     (Increase) decrease in deferred taxes ...................................           (6,443)            2,197              (921)
     Provisions for losses on accounts receivable ............................            7,864             4,742             2,545
     Amortization of restricted shares .......................................            9,535             7,096             5,993
     Increase in accounts receivable .........................................         (138,031)          (35,416)          (29,360)
     Decrease (increase) in billable production ..............................            2,439             6,665            (8,318)
     (Increase) decrease in other current assets .............................          (27,564)           19,949           (12,011)
     Increase in accounts payable ............................................          262,403            73,389            81,697
     Increase (decrease) in other accrued liabilities ........................           54,989            (3,498)           26,185
     Increase (decrease) in accrued taxes on income ..........................           16,457             1,918            (3,830)
     Other ...................................................................            7,814           (10,479)           (8,753)
                                                                                       --------         ---------         ---------
Net Cash Provided By Operating Activities ....................................          339,225           209,197           181,696
                                                                                       --------         ---------         ---------
Cash Flows From Investing Activities:
   Capital Expenditures ......................................................          (38,529)          (33,646)          (34,881)
   Payments for purchases of equity interests in subsidiaries
     and affiliates, net of cash acquired ....................................         (150,660)          (80,577)          (59,651)
   Proceeds from sales of equity interests in subsidiaries and
     affiliates ..............................................................              499               558             1,840
   Payments for purchases of investments available-for-sale
     and other investments ...................................................           (8,153)          (49,733)           (5,353)
   Proceeds from sales of investments available-for-sale
     and other investments ...................................................           24,149            17,396            30,504
                                                                                       --------         ---------         ---------
Net Cash Used In Investing Activities ........................................         (172,694)         (146,002)          (67,541)
                                                                                       --------         ---------         ---------
Cash Flows From Financing Activities:
   Net repayments under lines of credit ......................................          (21,931)          (14,167)           (9,302)
   Proceeds from issuances of debt obligations ...............................           33,293           147,283             7,836
   Repayment of principal of debt obligations ................................          (28,832)          (31,980)          (41,371)
   Share transactions under employee stock plans .............................            7,911             7,526             7,594
   Dividends and loans to minority stockholders ..............................           (8,061)           (8,033)           (9,128)
   Dividends paid ............................................................          (41,307)          (35,470)          (32,623)
   Purchase of treasury shares ...............................................          (67,456)          (51,885)          (30,082)
                                                                                       --------         ---------         ---------
Net Cash (Used in) Provided by Financing Activities ..........................         (126,383)           13,274          (107,076)
                                                                                       --------         ---------         ---------
   Effect of exchange rate changes on cash and cash
     equivalents .............................................................           13,270           (14,095)           (8,331)
                                                                                       --------         ---------         ---------
Net Increase (Decrease) in Cash and Cash Equivalents .........................           53,418            62,374            (1,252)
Cash and Cash Equivalents At Beginning of Period .............................          174,833           112,459           113,711
                                                                                       --------         ---------         ---------
Cash and Cash Equivalents At End of Period ...................................        $ 228,251         $ 174,833         $ 112,459
                                                                                      =========         =========         =========
Supplemental Disclosures:
  Income taxes paid ..........................................................        $  66,480         $  58,893         $  58,292
                                                                                      =========         =========         =========
  Interest paid ..............................................................        $  26,972         $  38,290         $  32,729
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

     Reclassifications. Certain prior year amounts have been reclassified to conform with the 1994 presentation.

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

     Foreign  Currency  Translation.  The Company's  financial  statements  were prepared in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Under this method, net transaction gains of $4.0 million, $5.0 million and $8.1 million are included in 1994, 1993 and 1992 net income, respectively.

     Earnings Per Common Share. Primary earnings per share is based upon the weighted average number of common shares and common share equivalents outstanding during each year. Fully diluted earnings per share is based on the above and if dilutive, adjusted for the assumed conversion of the Company's Convertible Subordinated Debentures and the assumed increase in net income for the after tax interest cost of these debentures. For the year ended December 31, 1994 the 4.5%/6.25% Step-Up Convertible Subordinated Debentures were assumed to be converted for the full year; and the 6.5% Convertible Subordinated Debentures were assumed to be converted through July 27, 1994, when they were converted into common stock. For the year ended December 31, 1993, the 6.5% Convertible Subordinated Debentures were assumed to be converted for the full year; the 7% Convertible Subordinated Debentures were assumed to be converted through October 8, 1993 when they were converted into common stock; and the 4.5%/6.25% Step-Up Convertible Subordinated Debentures were assumed to be converted from their September 1, 1993 issuance date. For the year ended December 31, 1992, the 6.5% and 7% Convertible Subordinated Debentures were assumed to be converted for the full year. The number of shares used in the computations were as follows:

                                         1994           1993             1992
                                         ----           ----             ----

Primary EPS computation ..........    34,369,200     30,607,900       28,320,400
Fully diluted EPS computation ....    38,949,600     37,563,500       35,332,400

     For purposes of computing fully diluted earnings per share on net income and the cumulative effect of the change in accounting principle, for the year ended December 31, 1994, the Company's Convertible Subordinated Debentures were not reflected in the computations as their inclusion would have been anti-dilutive.

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

                      OMNICOM GROUP INC. AND SUBSIDIARIES

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

     Intangibles. Intangibles represent acquisition costs in excess of the fair value of tangible net assets of purchased subsidiaries. Intangibles are amortized on a straight-line basis over periods not exceeding forty years. Each year, the intangibles are written off if, and to the extent, they are determined to be impaired. Intangibles are considered to be impaired if the future anticipated undiscounted income of the subsidiary is less than the net unamortized cost of the intangibles.

     Deferred Taxes. Deferred tax liabilities and tax benefits relate to the recognition of certain revenues and expenses in different years for financial statement and tax purposes.

     Cash Flows. The Company's cash equivalents are primarily comprised of investments in short-term interest-bearing deposits and money market instruments with maturity dates of three months or less.

     The following supplemental schedule summarizes the fair value of assets acquired, cash paid, common shares issued and the liabilities assumed in conjunction with the acquisition of equity interests in subsidiaries and affiliates, for each of the three years ended December 31:

                                                     (Dollars in thousands)
                                                  1994        1993       1992
                                                  ----        ----       ----
Fair value of non-cash assets acquired ....    $265,865    $287,177    $173,974
Cash paid, net of cash acquired ...........    (150,660)    (80,577)    (59,651)
Common shares issued ......................     (13,035)    (21,906)      5,596
                                               --------    --------    --------
Liabilities assumed .......................    $102,170    $184,694    $119,919
                                               ========    ========    ========

     During 1994, the Company issued 3,571,233 shares of common stock upon conversion of $100 million of its 6.5% Convertible Subordinated Debentures. During 1993, the Company issued 3,334,079 shares of common stock upon conversion of $85.9 million of its 7% Convertible Subordinated Debentures.

     Concentration of Credit Risk. The Company provides advertising and marketing services to a wide range of clients who operate in many industry sectors around the world. The Company grants credit to all qualified clients, but does not believe it is exposed to any undue concentration of credit risk to any significant degree.

     Derivative Financial Instruments. Gains and losses on derivative financial instruments which are hedges of existing assets or liabilities are included in the carrying amount of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Interest received and/or paid arising from swap agreements which qualify as hedges are recognized in income when the interest is receivable or payable. Derivative financial instruments which do not qualify as hedges are revalued to the current market rate and any gains or losses are recorded in income in the current period.

2. Acquisitions

     During 1994 the Company made several acquisitions within the advertising industry whose aggregate cost, in cash or by issuance of the Company's common stock, totaled $190.4 million for net assets, which included intangible assets of $221.5 million. Due to the nature of the advertising industry, companies acquired generally have minimal tangible net assets. The majority of the purchase price is paid for ongoing client relationships and other intangibles. Included in both figures are contingent payments related to prior year acquisitions totaling $32.2 million.

     Pro forma combined results of operations of the Company as if the acquisitions had occurred on January 1, 1993 do not materially differ from the reported amounts in the consolidated statements of income for each of the two years in the period ended December 31, 1994.

     Certain acquisitions entered into in 1994 and prior years require payments in future years if certain results are achieved. Formulas for these contingent future payments differ from acquisition to acquisition. Contingent future payments are not expected to be material to the Company's results of operations or financial position.

                      OMNICOM GROUP INC. AND SUBSIDIARIES

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

3. Bank Loans and Lines of Credit

     Bank loans generally resulted from bank overdrafts of international subsidiaries which are treated as loans pursuant to bank agreements. The weighted average interest rate on the borrowings outstanding as of December 31, 1994 and 1993 was 9.1% and 6.5%. At December 31, 1994 and 1993, the Company had unsecured committed lines of credit aggregating $370 million and $359 million, respectively. The unused portion of credit lines was $338 million and $332 million at December 31, 1994 and 1993, respectively. The lines of credit are generally extended at the banks' lending rates to their most credit worthy borrowers. Material compensating balances are not required within the terms of these credit agreements.

     At December 31, 1993, the committed lines of credit included $200 million under a two and one-half year revolving credit agreement. Due to the long term nature of this credit agreement, borrowings under the agreement would be classified as long-term debt. As of July 15, 1994, the $200 million revolving credit agreement was replaced by a $250 million revolving credit agreement expiring June 30, 1997. Borrowings under this credit agreement would also be classified as long-term debt. There were no borrowings under these revolving credit agreements at December 31, 1994 and 1993.

     These revolving credit agreements include a facility for issuing commercial paper backed by a bank letter of credit. During the years ended December 31, 1994, 1993 and 1992, the Company issued commercial paper with an average original maturity of 33, 32 and 31 days, respectively. The Company had no commercial paper borrowings outstanding as of December 31, 1994, 1993, and 1992. The maximum outstanding during the year was $230 million, $194 million and $120 million, in 1994, 1993, and 1992, respectively. The gross amount of issuance and redemption during the year was $1,587 million, $1,337 million and $1,012 million in 1994, 1993 and 1992, respectively.

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

     Under the 1987 Plan, 305,000, 285,000 and 242,500 non-qualified options were granted in 1994, 1993 and 1992, respectively.

     A summary of changes in outstanding options for the three years ended December 31, 1994 is as follows:


                                                                     Years Ended December 31,
                                                         ----------------------------------------------
                                                            1994             1993               1992
                                                         ---------        ---------          ---------
Shares under option (at prices ranging
   from $16.875 to $40.0625) --
    Beginning of year................................    1,072,400          998,000          1,043,900
Options granted (at prices ranging from
   $35.0625 to $48.4375).............................      305,000          285,000            242,500
Options exercised (at prices ranging
   from $16.875 to $40.0625).........................     (183,400)        (197,800)          (274,200)
Options forfeited....................................       --              (12,800)           (14,200)
                                                         ---------        ---------          ---------
Shares under option (at prices ranging
   from $16.875 to $48.4375) -- End of year..........    1,194,000        1,072,400            998,000
                                                         =========        =========          =========
Shares exercisable...................................      633,750          562,650            443,400
Shares reserved......................................      928,221        1,502,882            589,422

                      OMNICOM GROUP INC. AND SUBSIDIARIES

     Under the 1987 Plan,  314,580 shares,  337,200 shares and 314,775 shares of
restricted   stock  of  the  Company  were  awarded  in  1994,  1993  and  1992, respectively.

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

     Restricted shares may not be sold, transferred, pledged or otherwise encumbered until the restrictions lapse. Under most circumstances, the employee must resell the shares to the Company at par value if the employee ceases employment prior to the end of the period of restriction. A summary of changes in outstanding shares of restricted stock for the three years ended December 31, 1994 is as follows:

                                                    Years Ended December 31,
                                              ----------------------------------
                                                 1994         1993        1992
                                                 ----         ----        ----
Beginning balance........................      740,436      629,752     619,024
  Amount granted.........................      314,580      337,200     314,775
  Amount vested..........................     (230,603)    (201,712)   (278,942)
  Amount forfeited.......................      (42,331)     (24,804)    (25,105)
                                               -------      -------     --------
Ending balance...........................      782,082      740,436     629,752
                                               =======      =======     =======


     The charge to operations in connection with these restricted stock awards for the years ended December 31, 1994, 1993 and 1992 amounted to $9.5 million, $7.1 million and $6.0 million, respectively.

5. Segment Reporting

     The Company operates advertising agencies and offers its clients additional marketing services and specialty advertising through its wholly-owned and partially-owned businesses. A summary of the Company's operations by geographic area as of December 31, 1994, 1993 and 1992, and for the years then ended is presented below:

                                                 (Dollars in Thousands)
                                         United
                                         States     International   Consolidated
                                       ---------    -------------   ------------
1994
   Commissions and Fees.............. $  858,575    $  897,630       $1,756,205
   Operating Profit .................    108,482        96,116          204,598
   Net Income .......................     32,593        47,532           80,125
   Identifiable Assets...............  1,004,698     1,847,506        2,852,204

1993
   Commissions and Fees.............. $  770,611    $  745,864       $1,516,475
   Operating Profit .................     92,095        77,104          169,199
   Net Income .......................     40,814        44,531           85,345
   Identifiable Assets...............    827,032     1,462,831        2,289,863

1992
   Commissions and Fees.............. $  706,902    $  678,259       $1,385,161
   Operating Profit..................     70,558        75,816          146,374
   Net Income........................     33,223        36,075           69,298
   Identifiable Assets...............    675,508     1,276,442        1,951,950

                      OMNICOM GROUP INC. AND SUBSIDIARIES

6. Investments in Affiliates

     The Company has approximately 45 unconsolidated affiliates accounted for under the equity method. The equity method is used when the Company has an ownership of less than 50% and exercises significant influence over the operating and financial policies of the affiliate. The following table summarizes the balance sheets and income statements of the Company's unconsolidated affiliates, primarily in Europe, Australia and Asia, as of December 31, 1994, 1993, 1992, and for the years then ended:

                                                (Dollars in Thousands)

                                           1994          1993             1992
                                           ----          ----             ----
Current assets.......................  $1,208,976      $308,741         $312,423
Non-current assets...................     146,899        73,772           64,901
Current liabilities..................   1,196,807       235,389          259,508
Non-current liabilities..............     162,328        29,596            8,302
Minority interests...................       9,699         1,149            1,110
Gross revenues.......................     568,171       290,814          288,416
Costs and expenses...................     451,688       238,039          243,661
Net income...........................      86,001        33,574           27,752


     The increase in the summarized balance sheets and income statements of the Company's unconsolidated affiliates in 1994 is due to the growth of the Company's existing equity affiliates and the inclusion of Aegis Group plc, in which the Company had acquired a minority interest. The Company's equity in the net income of these affiliates amounted to $18.3 million, $13.2 million and $9.6 million for 1994, 1993 and 1992, respectively. The Company's equity in the net tangible assets of these affiliated companies was approximately $65.8 million, $58.1 million and $56.2 million at December 31, 1994, 1993 and 1992, respectively. Included in the Company's investments in affiliates is the excess of acquisition costs over the fair value of tangible net assets acquired. These acquisition costs are being amortized on a straight-line basis over periods not exceeding forty years.


7. Long-Term Debt

     Long-term debt outstanding as of December 31, 1994 and 1993 consisted of the following:


                                                                                     (Dollars in Thousands)

                                                                                     1994               1993
                                                                                     ----               ----
  4.5%/6.25% Step-Up Convertible Subordinated Debentures with a
     scheduled maturity in 2000..............................................      $143,750          $ 143,750
  6.5% Convertible Subordinated Debentures with a scheduled maturity
     in 2004.................................................................          --              100,000
  Cross currency fixed to floating rate swaps, at floating LIBOR rates,
     maturing at various dates through 1997 (Note 12)........................          --               11,435
  Sundry notes and loans payable to banks and others at rates from
      6% to 25%, maturing at various dates through 2004......................        47,164             35,518
  Loan Notes, at various rates with a scheduled maturity in 1994.............          --                9,501
                                                                                   --------           --------
                                                                                    190,914            300,204
  Less current portion.......................................................         3,576             21,892
                                                                                   --------           --------
    Total long-term debt.....................................................      $187,338           $278,312
                                                                                   ========           ========

                      OMNICOM GROUP INC. AND SUBSIDIARIES

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

     On June 1, 1994, the Company issued a Notice of Redemption for its 6.5% Convertible Subordinated Debentures with a scheduled maturity in 2004. Prior to the July 27, 1994 redemption date, debenture holders elected to convert all of their outstanding debentures into common stock of the Company at a conversion price of $28.00 per common share.

     On August 9, 1993, the Company issued a Notice of Redemption for its 7% Convertible Subordinated Debentures with a scheduled maturity in 2013. Prior to the October 1993 redemption date, debenture holders elected to convert all of their outstanding debentures into common stock of the Company at a conversion price of $25.75 per common share.

     In the third quarter of 1989, a wholly-owned subsidiary of the Company issued interest bearing Loan Notes in connection with the acquisition of Boase Massimi Pollitt plc. The Loan Notes were repaid on June 30, 1994 at their nominal amount together with accrued interest.

     On July 15, 1994, the Company amended and restated the revolving credit agreement originally entered into in 1988. This $250 million revolving credit agreement is with a consortium of banks and expires on June 30, 1997. This credit agreement includes a facility for issuing commercial paper backed by a bank letter of credit. The agreement contains certain financial covenants regarding current ratio, ratio of total consolidated indebtedness to total consolidated capitalization, ratio of net cash flow to consolidated indebtedness, and limitation on investments in and loans to affiliates and unconsolidated subsidiaries. At December 31, 1994 the Company was in compliance with all of these covenants.

     Aggregate maturities of long-term debt in the next five years are as follows:

                                                          (Dollars in Thousands)

1995................................................            $  3,576
1996................................................              14,812
1997................................................               2,043
1998................................................                 650
1999................................................                 460


     On January 4, 1995, an indirect wholly-owned subsidiary of the Company issued Deutsche Mark 200 million Floating Rate Bonds (approximately $130 million). The bonds are unsecured, unsubordinated obligations of the issuer and are unconditionally and irrevocably guaranteed by the Company. The bonds bear interest at a per annum rate equal to Deutsche Mark three month LIBOR plus 0.65% and may be redeemed at the option of the issuer on January 5, 1997 or any interest payment date thereafter at their principal amount plus any accrued but unpaid interest. Unless redeemed earlier, the bonds will mature on January 5, 2000 and will be repaid at par. The proceeds of this issuance were used for general corporate purposes, including the reduction of outstanding sundry notes and loans payable to banks and other outstanding credit obligations.

                      OMNICOM GROUP INC. AND SUBSIDIARIES

8. Income Taxes

      Income before income taxes and the provision for taxes on income consisted of the amounts shown below:

                                                  Years Ended December 31,
                                                   (Dollars in Thousands)
                                             1994          1993          1992
                                             ----          ----          ----
Income before income taxes:
    Domestic .........................    $  85,992     $  65,571     $  47,535
    International ....................       95,764        77,053        74,761
                                          ---------     ---------     ---------
       Totals ........................    $ 181,756     $ 142,624     $ 122,296
                                          =========     =========     =========
Provision for taxes on income:
    Current:
       Federal .......................    $  30,645     $  16,428     $  17,143
       State and local ...............        8,445         6,531         6,215
       International .................       36,138        35,071        29,067
                                          ---------     ---------     ---------
                                             75,228        58,030        52,425
                                          ---------     ---------     ---------
    Deferred:
       Federal .......................       (4,922)        2,979        (3,702)
       State and local ...............       (1,285)          139        (1,375)
       International .................        5,316        (1,277)        5,920
                                          ---------     ---------     ---------
                                               (891)        1,841           843
                                          ---------     ---------     ---------
              Totals .................    $  74,337     $  59,871     $  53,268
                                          =========     =========     =========

     The Company's effective income tax rate varied from the statutory federal income tax rate as a result of the following factors:

                                                    1994       1993       1992
                                                    ----       ----       ----
Statutory federal income tax rate ..............    35.0%      35.0%      34.0%
State and local taxes on income, net of
    federal income tax benefit .................     2.6        3.0        2.6
International subsidiaries' tax rate (less than)
     in excess of federal statutory rate .......    (0.8)       0.1        1.3
Losses of international subsidiaries
    without tax benefit ........................      --        0.2        1.0
Non-deductible amortization of goodwill ........     4.3        3.9        3.7
Other ..........................................    (0.2)      (0.2)       1.0
                                                    ----       ----       ----
Effective rate .................................    40.9%      42.0%      43.6%
                                                    ====       ====       ====

     The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of the Company's assets and liabilities. Deferred tax benefits result principally from recording certain expenses in the financial statements which are not currently deductible for tax purposes. Deferred tax liabilities result principally from expenses which are currently deductible for tax purposes, but have not yet been expensed in the financial statements.

     The Company has recorded deferred tax benefits as of December 31, 1994 and 1993 of $56.6 million and $56.7 million, respectively.

     The Company has recorded deferred tax liabilities as of December 31, 1994 and 1993 of $20.5 million and $29.3 million, respectively.

                      OMNICOM GROUP INC. AND SUBSIDIARIES

     Deferred tax benefits (liabilities) as of December 31, 1994 and 1993 consisted of the amounts shown below (dollars in millions):

                                                           1994           1993
                                                           ----           ----
Acquisition liabilities ..........................        $12.1          $13.0
Lease reserves ...................................          2.0            5.0
Severance and compensation reserves ..............         22.7            8.7
Tax loss carryforwards ...........................          3.7            9.6
Foreign currency transactions ....................         (1.6)           0.5
Tax benefit leases ...............................         (0.8)          (4.5)
Amortization and depreciation ....................         (2.4)          (7.2)
Deductible intangibles ...........................         (3.6)          (2.1)
Other, net .......................................          4.0            4.4
                                                          -----          -----
                                                          $36.1          $27.4
                                                          =====          =====

     Net current deferred tax benefits as of December 31, 1994 and 1993 were $15.0 million and $8.9 million, respectively and were included in prepaid expenses and other current assets. Net non-current deferred tax benefits as of December 31, 1994 and 1993 were $21.1 million and $18.5 million, respectively.

     In 1993, legislation was enacted which increased the U.S. statutory tax rate from 34% to 35%. The effect of statutory rate changes during 1994 and 1993 in federal, state, local and international jurisdictions was not material to net income. There were no material valuation allowances recognized as of December 31, 1994 and 1993.

     A provision has been made for additional  income and  withholding  taxes on
the  earnings  of  international   subsidiaries  and  affiliates  that  will  be
distributed.

9. Employee Retirement Plans

     The Company's international and domestic subsidiaries provide retirement benefits for their employees primarily through profit sharing plans. Company contributions to the plans, which are determined by the boards of directors of the subsidiaries, have been in amounts up to 15% (the maximum amount deductible for federal income tax purposes) of total eligible compensation of participating employees. Profit sharing expense amounted to $34.7 million, $25.8 million and $20.8 million in 1994, 1993 and 1992, respectively.

     Some of the Company's international subsidiaries have pension plans. These plans are not required to report to governmental agencies pursuant to the Employee Retirement Income Security Act of 1974 (ERISA). Substantially all of these plans are funded by fixed premium payments to insurance companies who undertake legal obligations to provide specific benefits to the individuals covered. Pension expense amounted to $2.6 million, $2.4 million and $2.7 million in 1994, 1993 and 1992, respectively.

     Certain subsidiaries of the Company have an executive retirement program under which benefits will be paid to participants or their beneficiaries over 15 years from age 65 or death. In addition, other subsidiaries have individual deferred compensation arrangements with certain executives which provide for payments over varying terms upon retirement, cessation of employment or death.

     Some of the Company's domestic subsidiaries provide life insurance and medical benefits for retired employees. Eligibility requirements vary by subsidiary, but generally include attainment of a specified combined age plus years of service factor. Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106 "Employers' Accounting For Post Retirement Benefits Other Than Pensions" ("SFAS No. 106"). SFAS No. 106 requires that the expected cost of post retirement benefits be charged to expense during the years that the eligible employees render service. The expense related to these benefits was not material to the 1994, 1993 and 1992 consolidated results of operations.


10. Commitments

     At December 31, 1994, the Company was committed under operating leases, principally for office space. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent expense was $138.0 million in 1994, $128.8 million in 1993 and $117.3 million in 1992 after reduction by rents received from subleases of $10.2 million, $10.0 million and

                      OMNICOM GROUP INC. AND SUBSIDIARIES

$14.1  million,   respectively.   Future  minimum  base  rents  under  terms  of
noncancellable operating leases, reduced by rents to be received from existing noncancellable subleases, are as follows:

                                               (Dollars in  Thousands)
                                     Gross Rent     Sublease Income     Net Rent
                                     ----------     ---------------     --------
1995 .............................    $116,474         $ 10,080         $106,394
1996 .............................     107,973            8,577           99,396
1997 .............................      95,624            5,907           89,717
1998 .............................      82,107            4,628           77,479
1999 .............................      75,772            3,998           71,774
Thereafter .......................     417,994           13,716          404,278

     Where appropriate, management has established reserves for the difference between the cost of leased premises that were vacated and anticipated sublease income.

11. Fair Value of Financial Instruments

     During 1994 the Company adopted Statement of Financial Accounting Standards No. 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments."

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1994.

                                                          (Dollars in Thousands)
                                                             Carrying     Fair
                                                              Amount      Value
                                                             --------   --------
Cash, cash equivalents and investments available-for-sale    $256,634   $256,634
Long-term investments ....................................      5,532      5,532
Long-term debt ...........................................    190,914    192,352
Financial Commitments:
   Forward exchange contracts ............................       --          123
   Guarantees ............................................       --       10,065
   Letters of credit .....................................       --       19,879

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash equivalents and investments available-for-sale:

     Cash equivalents and investments available-for-sale consist principally of investments in short-term, interest bearing instruments and are carried at fair market value, which approximates cost.

Long-term investments:

     Included in deferred charges and other assets are long-term investments carried at cost, which approximates estimated fair value.

Long-term debt:

     The fair value of the Company's convertible subordinated debenture issue was determined by reference to quotations available in markets where that issue is traded. These quotations primarily reflect the conversion value of the debentures into the Company's common stock. These debentures are redeemable by the Company, at prices explained in Note 7, which are less than the quoted market prices used in determining the fair value. The fair value of the Company's remaining long-term debt was estimated based on the current rates offered to the Company for debt with the same remaining maturities.

Financial commitments:

     The estimated fair value of derivative positions are based upon quotations received from independent, third party banks and represent the net amount payable to terminate the position, taking into consideration market rates and

                      OMNICOM GROUP INC. AND SUBSIDIARIES
counterparty credit risk. The fair values of guarantees, principally related to affiliated companies, and letters of credit were based upon the face value of the underlying instruments.

12. Financial Instruments and Market Risk

     The Company periodically utilizes derivative financial instruments to reduce certain market risks to which the Company is exposed. These market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities of non-U.S. operations and the impact of changes in interest rates on debt. The Company's derivative activities are limited in volume and confined to risk management activities. Senior management at the Company actively participate in the quantification, monitoring and control of all significant risks. A reporting system is in place which evaluates the impact on the Company's earnings resulting from changes in interest rates, currency exchange rates and other relevant market risks. This system is structured to enable senior management to initiate prompt remedial action, if appropriate. Adequate segregation of duties exists with regard to the execution, recording and monitoring of derivative activities. Additionally, senior management reports periodically to the Audit Committee of the Board of Directors concerning derivative activities. Since 1993, the Audit Committee has established limitations on derivative activities. These limitations have been reviewed annually, most recently on March 23, 1995. The Audit Committee has reconfirmed, for the year 1995, the limitations originally established in 1993.

     At December 31, 1994, the Company had no swap agreements outstanding.

     At December 31, 1993, the Company had cross currency swap agreements and a U.S. dollar interest rate swap agreement outstanding with commercial banks as follows:

                                                                             (Dollars in thousands)
                                                                                    Aggregate          Company             Company
                                                                                 Notional Amount       Receives              Pays
                                                                                 ---------------       --------            --------
Cross currency fixed to floating rate swaps ............................             $70,600             8.97%               3.51%
U.S. dollar floating to fixed rate swap ................................             $50,000             3.22%               4.99%

The cross currency swap agreements were comprised of contracts denominated in German Deutsche Marks, French Francs, Australian Dollars and Spanish Pesetas. These contracts effectively changed a portion of the Company's non-U.S. dollar denominated debt to floating rate U.S. dollar denominated debt, which reduced the Company's risk related to currency fluctuations and interest rates. The U.S. dollar interest rate swap agreement converted a portion of the Company's floating rate debt to a fixed rate. These agreements were closed out during 1994 for a gain of $2.4 million which is being amortized into income over the original term of the swap agreements.

     The Company enters into forward exchange contracts to hedge certain assets and liabilities which are recorded in a currency different from that in which they will settle. Gains and losses on these positions are deferred and included in the basis of the transaction upon settlement. The terms of these contracts are generally three months or less. The table below summarizes by major currency the notional principal amounts of the Company's forward exchange contracts outstanding at December 31, 1994. The "buy" amounts represent the U.S. dollar equivalent of commitments to purchase the respective currency, and the "sell" amounts represent the U.S. dollar equivalent of commitments to sell the respective currency.
                                                      (Dollars in thousands)
                                                     Notional Principal Amount
                                                   -----------------------------
     Currency                                      Company Buys    Company Sells
     --------                                      ------------    -------------
German Deutsche Mark .....................           $ 18,380           $ 82,509
French Franc .............................             61,345             22,364
U.S. Dollar ..............................             32,146             12,220
Dutch Guilder ............................             20,644             14,574
Spanish Peseta ...........................             12,653             17,831
Belgian Franc ............................             10,429              6,469
Canadian Dollar ..........................                765              7,970
Hong Kong Dollar .........................              4,021              4,017
Other ....................................              7,433              9,947
                                                     --------           --------
    Total ................................           $167,816           $177,901
                                                     ========           ========

                      OMNICOM GROUP INC. AND SUBSIDIARIES

     The derivative financial instruments existing at December 31, 1994 and 1993 were entered into for the purpose of hedging certain specific currency and interest rate risks. As a result of these financial instruments, the Company reduced financial risk in exchange for foregoing any gain (reward) which might have occurred if the markets moved favorably. In using derivative financial instruments, management exchanged the risks of the financial markets for counterparty risks. In order to minimize counterparty risk the Company only enters into contracts with major well known banks that have credit ratings equal to or better than the Company's. Additionally, these contracts contain provisions for net settlement. As such, the contracts settle based on the spread between the currency rates and interest rates contained in the contracts and the current market rates. This minimizes the risk of an insolvent counterparty being unable to pay the Company the notional principal amount owed to the Company and, at the same time, having the creditors of the counterparty demanding the notional principal amount from the Company.


13. Adoption of New Accounting Principles and Special Charge

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"). This Statement establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement (referred to in this Statement as "postemployment benefits"). Those benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits, job training and counseling, and continuation of benefits such as health care benefits and life insurance coverage. The cumulative after tax effect of the adoption of SFAS No. 112 resulted in a reduction to net income of $28.0 million.

     Effective January 1, 1994, the Company also adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). This Statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. In compliance with SFAS No. 115, the Company classifies these investments as investments available-for-sale. At December 31, 1994, the Company's investments consisted principally of time deposits with financial institutions. These investments, with scheduled maturities of less than one year, are valued at estimated fair value, which approximates cost. These investments are generally redeemed at face value upon maturity and, as such, gains or losses on disposition are immaterial. There are no material unrealized holding gains or losses as of December 31, 1994.

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

                      OMNICOM GROUP INC. AND SUBSIDIARIES
                  QUARTERLY RESULTS OF OPERATIONS (Unaudited)

      The following table sets forth a summary of the unaudited quarterly results of operations for the two years ended December 31, 1994 and 1993, in thousands of dollars except for per share amounts.

                                                      First           Second        Third          Fourth
                                                    --------         --------      --------       --------

    Commissions & Fees
        1994.....................................   $376,538         $425,198      $422,274       $532,195
        1993.....................................    339,139          381,758       339,531        456,047

    Income Before Income Taxes
        1994.....................................     31,592           58,227        29,855         62,082
        1993.....................................     24,738           49,274        19,581         49,031

    Income Taxes
        1994.....................................     13,163           23,808        12,314         25,052
        1993.....................................     10,390           20,678         8,228         20,575

    Income After Income Taxes
        1994.....................................     18,429           34,419        17,541         37,030
        1993.....................................     14,348           28,596        11,353         28,456

    Equity in Affiliates
        1994.....................................      2,089            3,863         3,432          8,938
        1993.....................................      1,692            2,674         1,769          7,045

    Minority Interests
        1994.....................................     (1,598)          (4,784)       (2,823)        (8,402)
        1993.....................................     (1,584)          (4,008)         (276)        (4,720)

    Income Before Change
      in Accounting Principle
         1994....................................     18,920           33,498        18,150         37,566
         1993....................................     14,456           27,262        12,846         30,781

    Cumulative Effect of Change
      in Accounting Principle
        1994.....................................    (28,009)             --            --             --
        1993.....................................        --               --            --             --

    Net Income
        1994.....................................     (9,089)          33,498        18,150         37,566
        1993.....................................     14,456           27,262        12,846         30,781

    Primary Earnings Per Share Before
      Change in Accounting Principle
        1994.....................................       0.58             1.02          0.52           1.04
        1993.....................................       0.50             0.90          0.43           0.95

    Fully Diluted Earnings Per Share Before
      Change in Accounting Principle
        1994.....................................       0.58             0.95          0.52           1.02
        1993.....................................       0.49             0.82          0.43           0.87


                                      F-18

                                                                   Schedule VIII

                      OMNICOM GROUP INC. AND SUBSIDIARIES

                SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS

                  For the Three Years Ended December 31, 1994


====================================================================================================================================
           Column A                              Column B           Column C                   Column D                     Column E
------------------------------------------------------------------------------------------------------------------------------------
                                                                    Additions                  Deductions
                                                                    ---------      ----------------------------------
                                                 Balance at          Charged          Removal of                            Balance
                                                 Beginning          to Costs        Uncollectible         Translation      at End of
          Description                            of Period        and Expenses     Receivables (1)        Adjustments        Period
------------------------------------------------------------------------------------------------------------------------------------
                                                                               (Dollars in Thousands)
Valuation accounts deducted from
  assets to which they apply--
  allowance for doubtful accounts:
December 31, 1994 ......................           $17,298           $ 7,864           $ 6,489            $  (605)           $19,278
December 31, 1993 ......................            12,825             4,742              (686)               955             17,298
December 31, 1992 ......................            15,634             2,545             4,092              1,262             12,825

----------
(1) Net of acquisition date balances in allowance for doubtful accounts of companies acquired of $1,330, $4,581, and $589 in 1994, 1993, and 1992,
    respectively.