Form 10-Q
period 1995-03-31
OMNICOM GROUP INC
filed 1995-05-12
CIK 29989

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended:  March 31, 1995

Commission file number:  1-10551


                               Omnicom Group Inc.
             (Exact name of registrant as specified in its charter)

            New York                                          13-1514814
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

   437 Madison Avenue, New York, New York                       10022
  (Address of principal executive offices)                    (Zip Code)

                                 (212) 415-3600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X    No
                                                 ---
The number of shares of common stock of the Company issued and outstanding at April 30, 1995 is 36,369,000.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
                                     INDEX


                                                                     Page No.
                                                                     --------
PART I.  FINANCIAL INFORMATION

 Item I. Financial Statements

         Consolidated Condensed Balance Sheets --
           March 31, 1995, December 31, 1994 and
           March 31, 1994                                               2

         Consolidated Condensed Statements of Income --
           Three Months Ended March 31, 1995 and 1994                   3

         Consolidated Condensed Statements of Cash Flows --
            Three Months Ended March 31, 1995 and 1994                  4

         Notes to Consolidated Condensed Financial
            Statements                                                  5-8

 Item II. Management's Discussion of Financial Condition
            and Results of Operations                                   9-12


PART II.  OTHER INFORMATION

 Item 6   Exhibits                                                      13

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      OMNICOM GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                                   March 31,         December 31,        March 31,
                                                                                     1995               1994               1994
                                                                                 ------------       ------------       ------------
                      Assets
Current assets:
  Cash and cash equivalents                                                      $    168,391       $    228,251       $    118,324
  Investments available-for-sale, at market, which approximates cost                   19,609             28,383             18,620
  Accounts receivable, less allowance for doubtful accounts
     of $20,339, $19,278 and $19,392                                                1,182,052          1,139,882            918,615
  Billable production orders in process                                               119,623             65,115             70,776
  Prepaid expenses and other current assets                                           157,638            140,304            133,820
                                                                                 ------------       ------------       ------------
     Total current assets                                                           1,647,313          1,601,935          1,260,155

Furniture, equipment and leasehold improvements, less
  accumulated depreciation and amortization of $227,800,
  $221,491 and $195,814                                                               175,400            172,153            163,614
Investments in affiliates                                                             174,247            164,524            114,733
Intangibles, less amortization of $144,605, $133,572
  and $99,339                                                                         793,999            758,460            626,024
Deferred tax benefits                                                                  29,046             21,104             17,334
Deferred charges and other assets                                                     141,565            134,028            120,000
                                                                                 ------------       ------------       ------------
     Total assets                                                                $  2,961,570       $  2,852,204       $  2,301,860
                                                                                 ============       ============       ============
          Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                                               $  1,220,581       $  1,425,829       $    926,830
  Payable to banks                                                                     89,796             12,515             87,300
  Other accrued liabilities                                                           503,961            496,631            350,146
  Accrued taxes on income                                                              44,283             51,667             19,972
                                                                                 ------------       ------------       ------------
     Total current liabilities                                                      1,858,621          1,986,642          1,384,248

Long term debt                                                                        403,882            187,338            403,827
Deferred compensation and other liabilities                                            76,577             95,973             81,713
Minority interests                                                                     49,371             41,549             31,399

Shareholders' equity:
  Common stock                                                                         19,322             19,322             17,536
  Additional paid-in capital                                                          356,133            356,199            253,112
  Retained earnings                                                                   338,436            325,321            268,255
  Unamortized restricted stock                                                        (23,233)           (25,631)           (19,806)
  Cumulative translation adjustment                                                   (10,762)           (27,671)           (50,731)
  Treasury stock                                                                     (106,777)          (106,838)           (67,693)
                                                                                 ------------       ------------       ------------
     Total shareholders' equity                                                       573,119            540,702            400,673
                                                                                 ------------       ------------       ------------
     Total liabilities and shareholders' equity                                  $  2,961,570       $  2,852,204       $  2,301,860
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

                      OMNICOM GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Dollars in Thousands, Except Per Share Data)

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            1995        1994
                                                         ---------    ---------
Revenues:
  Commissions and fees                                   $ 459,882    $ 376,538

Operating expenses:
  Salaries and related costs                               271,406      218,395
  Office and general expenses                              140,724      120,268
                                                         ---------    ---------
                                                           412,130      338,663
                                                         ---------    ---------

Operating profit                                            47,752       37,875

Net interest expense:
  Interest and dividend income                              (3,790)      (2,437)
  Interest paid or accrued                                  10,166        8,720
                                                         ---------    ---------
                                                             6,376        6,283
                                                         ---------    ---------
Income before income taxes and change in
  accounting principle                                      41,376       31,592

Income taxes:
  Federal                                                    6,985        6,898
  State and local                                            1,709        1,778
  International                                              7,861        4,487
                                                         ---------    ---------
                                                            16,555       13,163
                                                         ---------    ---------
Income after income taxes and before change
  in accounting principle                                   24,821       18,429
Equity in affiliates                                         2,213        2,089
Minority interests                                          (2,892)      (1,598)
                                                         ---------    ---------
Income before change in accounting
  principle                                                 24,142       18,920
Cumulative effect of change in accounting
  principle                                                   --        (28,009)
                                                         ---------    ---------
       Net income (loss)                                 $  24,142    $  (9,089)
                                                         =========    =========

Earnings per share
  Income before change in accounting
    principle:
       Primary                                           $    0.68    $    0.58
       Fully diluted                                     $    0.68    $    0.58

  Cumulative effect of change in accounting
    principle:
       Primary                                                --      $   (0.85)
       Fully diluted                                          --      $   (0.85)

  Net income (loss):
       Primary                                           $    0.68    $   (0.27)
       Fully diluted                                     $    0.68    $   (0.27)

Dividends declared per common share                      $    0.31    $    0.31


The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                             Three Months Ended
                                                                  March 31,
                                                              1995         1994
                                                           ---------    ---------
Cash flows from operating activities:
  Net income (loss)                                        $  24,142    $  (9,089)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation and amortization of tangible assets          9,878        8,923
     Amortization of intangible assets                         6,570        5,554
     Minority interests                                        2,892        1,333
     Earnings of affiliates in excess of dividends
        received                                              (1,396)        (439)
     Increase in deferred tax benefits                        (9,610)      (8,111)
     Provision for losses on accounts receivable                 992        1,062
     Amortization of restricted stock                          2,367        1,873
     Increase in accounts receivable                          (6,349)      (7,541)
     Increase in billable production                         (52,022)     (10,768)
     Increase in other current assets                         (4,239)     (22,004)
     Decrease in accounts payable                           (249,290)    (141,549)
     Decrease in other accrued liabilities                    (7,250)     (41,069)
     Decrease in accrued income taxes                         (8,983)     (10,431)
     Other                                                   (16,878)      28,302
                                                           ---------    ---------
     Net cash used in operating activities                  (309,176)    (203,954)
                                                           ---------    ---------

Cash flows from investing activities:
  Capital expenditures                                        (8,843)     (10,745)
  Payments for purchases of equity interests in
     subsidiaries and affiliates, net of cash acquired       (32,881)     (23,064)
  Payments for purchases of investments available-
     for-sale and other investments                           (8,393)      (8,210)
  Proceeds from sales of investments available-for-
     sale and other investments                               17,972       27,689
                                                            ---------    ---------
  Net cash used in investing activities                      (32,145)     (14,330)
                                                            ---------    ---------
Cash flows from financing activities:
  Net borrowings under lines of credit                        75,609       41,364
  Share transactions under employee stock plans                   26        2,149
  Proceeds from issuance of debt obligations                 213,631      122,851
  Dividends and loans to minority stockholders                  (557)        (128)
  Dividends paid                                             (11,133)     (10,133)
  Purchase of treasury shares                                   --         (4,238)
                                                           ---------    ---------
  Net cash provided by financing activities                  277,576      151,865
                                                           ---------    ---------

Effect of exchange rate changes on cash and cash
  equivalents                                                  3,885        9,910
                                                           ---------    ---------
Net decrease in cash and cash equivalents                    (59,860)     (56,509)
Cash and cash equivalents at beginning of period             228,251      174,833
                                                           ---------    ---------

Cash and cash equivalents at end of period                 $ 168,391    $ 118,324
                                                           =========    =========

Supplemental Disclosures:
  Income taxes paid                                        $  23,957    $  14,063
                                                           =========    =========
  Interest paid                                            $   7,203    $   5,969
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

2) These statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the information contained therein. Certain reclassifications have been made to the March 31, 1994 reported amounts to conform them with the March 31, 1995 and December 31, 1994 presentation. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

3) Results of operations for the interim periods are not necessarily indica-tive of annual results.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Continued)

4) Primary earnings per share is based upon the weighted average number of common shares and common share equivalents outstanding during each period. Fully diluted earnings per share is based on the above, and if dilutive, adjusted for the assumed conversion of the Company's Convertible Subordinated Debentures and the assumed increase in net income for the after tax interest cost of these debentures. At March 31, 1995, the 4.5%/6.25% Step-Up Convertible Subordinated Debentures were outstanding. At March 31, 1994, the 6.5% Convertible Subordinated Debentures and the 4.5%/6.25% Step-Up Convertible Subordinated Debentures were outstanding. The number of shares used in the computations of primary and fully diluted earnings per share were as follows:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1995              1994
                                                    ----------        ----------
Primary EPS computation                             35,726,600        32,796,600
Fully diluted EPS computation                       35,783,800        32,817,700

     For purposes of computing fully diluted earnings per share on net income and the cumulative effect of the change in accounting principle for the three months ended March 31, 1995 and 1994, the Company's Convertible Subordinated Debentures were not reflected in the computations as their inclusion would have been anti-dilutive.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Continued)

5) On January 4, 1995, an indirect wholly-owned subsidiary of the Company issued Deutsche Mark 200 million Floating Rate Bonds (approximately $130 million at the January 4, 1995 exchange rate). The bonds are unsecured, unsubordinated obligations of the issuer and are unconditionally and irrevocably guaranteed by the Company. The bonds bear interest at a per annum rate equal to Deutsche Mark three month LIBOR plus 0.65% and may be redeemed at the option of the issuer on January 5, 1997 or any interest payment date thereafter at their principal amount plus any accrued but unpaid interest. Unless redeemed earlier, the bonds will mature on January 5, 2000 and will be repaid at par.

6) On June 1, 1994, the Company issued a Notice of Redemption for its $100 million 6.5% Convertible Subordinated Debentures with a scheduled maturity in 2004. Prior to the July 27, 1994 redemption date, debenture holders elected to convert all of their outstanding debentures into common stock of the Company at a conversion price of $28.00 per common share.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Continued)


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

                      OMNICOM GROUP INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Results of Operations

First Quarter 1995 Compared to First Quarter 1994:

     Consolidated worldwide revenues from commission and fee income increased 22% to $459,882,000 in the first quarter of 1995 from $376,538,000 in the first quarter of 1994. Consolidated domestic revenues increased 14% to $224,340,000 in 1995 from $196,942,000 in 1994. Consolidated international revenues increased 31% to $235,542,000 in 1995 from $179,596,000 in 1994. Absent the effect of the net acquisitions of subsidiary companies and movements in foreign currency exchange rates, consolidated worldwide revenues increased 11% in the first quarter of 1995 as compared to the same period in 1994.

     Operating expenses increased 22% in the first quarter of 1995 as compared to the first quarter of 1994. Excluding the effect of the net acquisition activity and movements in foreign currency exchange rates mentioned above, operating expenses increased 12% over 1994 levels. This increase reflects normal salary increases and growth in client service expenditures to support the increased revenue base. Operating expenses as a percentage of commissions and fees were 89.6% in the first quarter of 1995 and 89.9% in 1994.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


     Net interest expense is comparable with the first quarter of 1994.

     Pretax profit margin was 9.0% in the first quarter of 1995 as compared to 8.4% in the same period in 1994. Operating margin, which excludes interest and dividend income and interest expense, was 10.4% in the first quarter of 1995 as compared to 10.1%, in the same period in 1994.

     The effective income tax rate was 40.0% in the first quarter of 1995 and 41.7% in the first quarter of 1994. The decrease reflects a lower international effective tax rate primarily caused by fewer international operating losses with no associated tax benefit and tax planning strategies implemented in certain non-U.S. countries.

     Equity in affiliate income is comparable with the first quarter of 1994. The increase in minority interest expense is primarily due to greater earnings by companies where minority interests exist; additional minority interests resulting from acquisitions; and the acquisition of a majority interest in several companies which were previously less than 50% owned.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


     Net income increased 28% to $24,142,000 in the first quarter of 1995 as compared to $18,920,000, before the cumulative effect of the adoption of SFAS 112, in the first quarter of 1994. Absent the effect of net acquisitions of subsidiary companies and movements in foreign currency exchange rates, net income increased 7% in the first quarter of 1995 as compared to the first quarter of 1994.

     Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for
Postemployment Benefits." The cumulative after-tax effect of this onetime non-cash charge was $28,009,000.

Capital Resources and Liquidity

     Cash and cash equivalents at March 31, 1995 decreased to $168,391,000 from $228,251,000 at December 31, 1994. This decline is due to the paydown of year-end accrued liabilities and payments to media and other suppliers exceeding collections from clients. Both events are normal recurring seasonal industry patterns. The relationship between payables to the media and suppliers and receivables from clients, at March 31, 1995, compares favorably to customary industry practices.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

     The Company maintains relationships with a number of banks worldwide, which have extended unsecured committed lines of credit in amounts sufficient to meet the Company's cash needs. At March 31, 1995, the Company had $427,688,000 in committed lines of credit, comprised of a $250,000,000 revolving credit agreement expiring on June 30, 1997, and $177,688,000 in unsecured credit lines, principally outside of the United States. Of the $427,688,000 in committed lines, $236,564,000 remained available at March 31, 1995. Management believes the aggregate lines of credit available to the Company are adequate to support its short term cash requirements for dividends, capital expenditures and maintenance of working capital.

     On January 4, 1995, an indirect wholly-owned subsidiary of the Company issued Deutsche Mark 200 million Floating Rate Bonds (approximately $130 million at the January 4, 1995 exchange rate), due January 5, 2000. The bonds bear interest at a per annum rate equal to Deutsche Mark three month LIBOR plus 0.65%. The Company has no present plans to introduce incremental additional issues of long term debt. The Company anticipates that future cash flows from operations plus funds available under existing credit facilities will be adequate to support its long term cash requirements as presently contemplated.

                           PART II. OTHER INFORMATION



Item 6.  Exhibits

         Exhibit Number                 Description of Exhibit

             27                          Appendix A to Item 601(C) of
                                         Regulation S-K Commercial and
                                         Industrial Companies - Article 5 of
                                         Regulation S-K (filed in electronic
                                         format only)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     Omnicom Group Inc.
                                                        (Registrant)


Dated:  May 12, 1995                                  /s/  Fred J. Meyer
                                                      --------------------
                                                      Fred J. Meyer
                                                      Chief Financial Officer
                                                         and Director
                                                      (Principal Financial
                                                       Officer)


Dated:  May 12, 1995                                   /s/  Dale A. Adams
                                                       --------------------
                                                       Dale A. Adams
                                                       Controller
                                                       (Principal Accounting
                                                        Officer)