Form 10-Q
period 1995-06-30
OMNICOM GROUP INC
filed 1995-08-15
CIK 29989

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended:  June 30, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

The number of shares of common stock of the Company issued and outstanding at July 31, 1995 is 36,305,100.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
                                     INDEX

                                                                     Page No.
                                                                     --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Condensed Balance Sheets --
          June 30, 1995, December 31, 1994 and
          June 30, 1994                                                 2

        Consolidated Condensed Statements of Income --
          Three Months Ended June 30, 1995 and 1994
          Six Months Ended June 30, 1995 and 1994                       3

        Consolidated Condensed Statements of Cash Flows --
          Six Months Ended June 30, 1995 and 1994                       4

        Notes to Consolidated Condensed Financial
         Statements                                                     5-8


Item 2. Management's Discussion of Financial Condition
        and Results of Operations                                       9-15


PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security
          Holders                                                       16-17

Item 6. Exhibits                                                        17

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                      OMNICOM GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)



                                                               Assets                    June 30,       December 31,      June 30,
                                                                                           1995             1994            1994
                                                                                       -----------      -----------     -----------
Current assets:
   Cash and cash equivalents                                                          $   207,877      $   228,251      $   155,013
   Investments available-for-sale, at market, which approximates cost                      25,197           28,383           10,978
   Accounts receivable, less allowance for doubtful accounts
     of $20,807, $19,278 and $19,796                                                    1,279,541        1,139,882          962,808
   Billable production orders in process                                                  117,010           65,115           84,248
   Prepaid expenses and other current assets                                              164,968          140,304          121,964
                                                                                       -----------      -----------      -----------
         Total current assets                                                           1,794,593        1,601,935        1,335,011

Furniture, equipment and leasehold improvements, less
  accumulated depreciation and amortization of $234,929,
  $221,491 and $207,605                                                                  177,936           172,153          168,132
Investments in affiliates                                                                184,447           164,524          121,029
Intangibles, less amortization of $149,398, $133,572 and $106,836                        813,169           758,460          667,836
Deferred tax benefits                                                                     28,632            21,104            9,262
Deferred charges and other assets                                                        137,215           134,028          141,063
                                                                                      ----------        ----------       ----------
         Total assets                                                                 $3,135,992        $2,852,204       $2,442,333
                                                                                      ==========        ==========       ==========
                                                Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable                                                                  $ 1,349,192       $ 1,425,829      $ 1,024,652
   Payable to banks                                                                      118,773            12,515           77,556
   Convertible Subordinated Debentures (Note 6)                                           --                --              100,000
   Other accrued liabilities                                                             478,236           496,631          351,298
   Accrued taxes on income                                                                44,665            51,667           28,493
                                                                                     -----------       -----------      -----------
         Total current liabilities                                                     1,990,866         1,986,642        1,581,999

Long term debt                                                                           407,440           187,338          300,842
Deferred compensation and other liabilities                                               89,430            95,973           85,934
Minority interests                                                                        53,142            41,549           34,797

Shareholders' equity:
   Common stock                                                                           19,322            19,322           17,536
   Additional paid-in capital                                                            360,814           356,199          258,705
   Retained earnings                                                                     369,539           325,321          291,668
   Unamortized restricted stock                                                          (35,708)          (25,631)         (31,888)
   Cumulative translation adjustment                                                     (16,411)          (27,671)         (29,117)
   Treasury stock                                                                       (102,442)         (106,838)         (68,143)
                                                                                    ------------      ------------     ------------
         Total shareholders' equity                                                      595,114           540,702          438,761
                                                                                    ------------      ------------     ------------
         Total liabilities and shareholders' equity                                 $  3,135,992      $  2,852,204     $  2,442,333
                                                                                    ============      ============     ============


  The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Dollars in Thousands, Except Per Share Data)



                                           Three Months Ended June 30,         Six Months Ended June 30,
                                           ---------------------------         -------------------------
                                                1995         1994                  1995        1994
                                                ----         ----                  ----        ----
Revenues:
   Commissions and fees                       $526,039     $425,198              $985,921     $801,736

Operating expenses:
   Salaries and related costs                  286,726      232,067               558,132      450,462
   Office and general expenses                 158,564      128,204               299,288      248,472
                                              --------     --------              --------     --------
           Total operating expenses            445,290      360,271               857,420      698,934
                                              --------     --------              --------     --------

Operating profit                                80,749       64,927               128,501      102,802

Net interest expense:
   Interest and dividend income                 (2,940)      (3,132)               (6,730)      (5,569)
   Interest paid or accrued                      9,378        9,832                19,544       18,552
                                              --------     --------              --------     --------
           Net interest expense                  6,438        6,700                12,814       12,983
                                              --------     --------              --------     --------

Income before income taxes and change
   in accounting principle                      74,311       58,227               115,687       89,819

Income taxes:
   Federal                                       8,478        8,126                15,463       15,024
   State and local                               3,530        1,944                 5,239        3,722
   International                                17,890       13,738                25,751       18,225
                                              --------     --------              --------     --------
           Total income taxes                   29,898       23,808                46,453       36,971
                                              --------     --------              --------     --------

Income after income taxes and before
   change in accounting principle               44,413       34,419                69,234       52,848
Equity in affiliates                             6,141        3,863                 8,354        5,952
Minority interests                              (8,407)      (4,784)              (11,299)      (6,382)
                                              --------     --------              --------     --------
Income before change in accounting
   principle                                    42,147       33,498                66,289       52,418
Cumulative effect of change in
   accounting principle                           --            --                    --       (28,009)
                                              --------     --------              --------     --------
           Net income                         $ 42,147     $ 33,498              $ 66,289     $ 24,409
                                              ========     ========              ========     ========

Earnings per share:
   Income before change in accounting
      principle:
           Primary                            $   1.17     $   1.02              $   1.84     $   1.59
           Fully diluted                      $   1.14     $   0.95              $   1.81     $   1.52

   Cumulative effect of change
      in accounting principle:
           Primary                            $    --      $   --                $   --       $  (0.85)
           Fully diluted                      $    --      $   --                $   --       $  (0.85)

   Net income:
           Primary                            $   1.17     $   1.02              $   1.84     $   0.74
           Fully diluted                      $   1.14     $   0.95              $   1.81     $   0.74

Dividends declared per common share           $   0.31     $   0.31              $   0.62     $   0.62


  The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                  1995          1994
                                                               ----------    ----------
Cash flows from operating activities:
  Net income                                                   $   66,289    $   24,409
  Adjustments to reconcile net income to net cash
       used for operating activities:
     Depreciation and amortization of tangible assets              20,234        18,091
     Amortization of intangible assets                             13,860        10,782
     Minority interests                                            11,299         6,117
     Earnings of affiliates in excess of dividends received        (4,074)       (2,413)
     (Increase) decrease in deferred tax benefits                  (9,199)           80
     Provision for losses on accounts receivable                    1,817         2,258
     Amortization of restricted shares                              5,188         4,594
     Increase in accounts receivable                             (102,078)      (32,735)
     Increase in billable production                              (49,997)      (21,547)
     Increase in other current assets                             (10,479)       (7,218)
     Decrease in accounts payable                                (122,541)      (63,070)
     Decrease in other accrued liabilities                        (33,076)      (56,487)
     Decrease in accrued income taxes                              (8,594)       (2,431)
     Other                                                          1,943        26,982
                                                               ----------    ----------
         Net cash used for operating activities                  (219,408)      (92,588)
                                                               ----------    ----------

Cash flows from investing activities:
    Capital expenditures                                          (21,519)      (21,199)
    Payments for purchases of equity interests in
     subsidiaries and affiliates, net of cash acquired            (74,277)      (54,518)
    Payments for purchases of investments available-for-sale
     and other investments                                        (10,677)       (5,386)
    Proceeds from sales of investments available-for-sale
     and other investments                                         14,504        32,781
                                                               ----------    ----------
         Net cash used for investing activities                   (91,969)      (48,322)
                                                               ----------    ----------

Cash flows from financing activities:
    Net borrowings under lines of credit                          104,299        44,315
    Share transactions under employee stock plans                   3,627         4,749
    Proceeds from issuance of principal of debt obligations       217,192       107,418
    Dividends and loans to minority stockholders                   (3,396)       (4,864)
    Dividends paid                                                (22,078)      (20,166)
    Purchase of treasury shares                                    (9,881)      (19,282)
                                                               ----------    ----------
         Net cash provided by financing activities                289,763       112,170
                                                               ----------    ----------

Effect of exchange rate changes on cash and cash equivalents        1,240         8,920
                                                               ----------    ----------
  Net decrease in cash and cash equivalents                       (20,374)      (19,820)
Cash and cash equivalents at beginning of period                  228,251       174,833
                                                               ----------    ----------
Cash and cash equivalents at end of period                     $  207,877    $  155,013
                                                               ==========    ==========
Supplemental Disclosures:
      Income taxes paid                                        $   53,605    $   29,350
                                                               ==========    ==========
      Interest paid                                            $   15,527    $   10,431
                                                               ==========    ==========

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

2) These statements reflect all adjustments, consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the information contained therein. Certain reclassifications have been made to the June 30, 1994 reported amounts to conform them with the June 30, 1995 and December 31, 1994 presentation. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

3)   Results  of  operations  for  the  interim   periods  are  not  necessarily
     indicative of annual results.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Continued)

4) Primary earnings per share is based upon the weighted average number of common shares and common share equivalents outstanding during each period. Fully diluted earnings per share is based on the above, and if dilutive, adjusted for the assumed conversion of the Company's Convertible Subordinated Debentures and the assumed increase in net income for the after tax interest cost of these debentures. At June 30, 1995, the 4.5%/6.25% Step-Up Convertible Subordinated Debentures were outstanding. At June 30, 1994, the 6.5% Convertible Subordinated Debentures and the 4.5%/6.25% Step-Up Convertible Subordinated Debentures were outstanding. The number of shares used in the computations of primary and fully diluted earnings per share were as follows:

                               Three Months                   Six Months
                              Ended June 30,                Ended June 30,
                         -------------------------     -------------------------
                            1995           1994           1995          1994
                         ----------     ----------     ----------     ----------
Primary                  36,067,400     33,027,000     35,998,100     33,012,800
Fully diluted            38,723,000     39,225,700     38,679,700     39,209,400

     For purposes of computing fully diluted earnings per share on net income and the cumulative effect of the change in accounting principle for the six months ended June 30, 1994, the Company's Convertible Subordinated Debentures were not reflected in the computations as their inclusion would have been anti-dilutive.

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

8) Effective January 1, 1996 the Company is required to adopt SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). The Company estimates that the adoption of SFAS No. 121 will not have a material effect on the results of operations or the financial position of the Company.

             Item 2. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations

Second Quarter 1995 Compared to Second Quarter 1994

     Consolidated worldwide revenues from commission and fee income increased 23.7% from $425,198,000 in the second quarter of 1994 to $526,039,000 in the second quarter of 1995. Consolidated domestic revenues increased 16.5% from $209,096,000 in 1994 to $243,591,000 in 1995. Consolidated international revenues  increased  30.7% from  $216,102,000  in 1994 to  $282,448,000 in 1995.
Absent the effect of the net acquisitions of subsidiary companies and movements in international currency exchange rates, consolidated worldwide revenues would have increased 14.2% in the second quarter of 1995 as compared to the same period in 1994.

     Operating expenses increased 23.6% in the second quarter of 1995 as compared to the second quarter of 1994. Excluding the effect of the net acquisition activity and movements in international currency exchange rates mentioned above, operating expenses increased 14.7% over 1994 levels. This increase reflects normal salary increases and growth in client service expenditures to support the increased revenue base. Operating expenses as a percentage of commissions and fees were 84.6% in the second quarter of 1995 as compared to 84.7% in the second quarter of 1994.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     Net interest expense decreased by $262,000 in the second quarter of 1995 as compared to the same period in 1994. This decrease reflects lower average interest rates on borrowings, primarily due to the conversion of the Company's 6.5% Convertible Subordinated Debentures in July 1994.

     Pretax profit margin was 14.1% in the second quarter of 1995 as compared to 13.7% in the same period in 1994. Operating margin, which excludes interest and dividend income and interest expense, was 15.4% in the second quarter of 1995 as compared to 15.3% in the same period in 1994.

     The effective income tax rate was 40.2% in the second quarter of 1995 as compared to 40.9% in the second quarter of 1994. The decrease primarily reflects a lower international effective tax rate caused by fewer international operating losses with no associated tax benefit and tax planning strategies implemented in certain non-U.S.countries.

     The increase in equity in affiliates is indicative of greater profits earned by companies in which the Company owns less than a 50% equity interest. The increase in minority interest expense is primarily due to greater earnings by companies where minority interests exist; additional minority interests

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

resulting from acquisitions; and the acquisition of a majority interest in several companies which were previously less than 50% owned.

     Net income increased 25.8% to $42,147,000 in the second quarter of 1995 as compared to $33,498,000 in the same period in 1994. Absent the effect of net acquisitions and movements in international currency exchange rates, net income increased 18.0% in the second quarter of 1995 as compared to the second quarter of 1994.

Six Months 1995 Compared to Six Months 1994

     Consolidated worldwide commission and fee income increased 23.0% from $801,736,000 in the first six months of 1994 to $985,921,000 in the first six months of 1995. Consolidated domestic commission and fee income increased 15.2% from $406,038,000 in the first six months of 1994 to $467,930,000 in the same period in 1995. Consolidated international commission and fee income increased 30.9% from $395,698,000 in the first six months of 1994 to $517,991,000 in the same period in 1995. Absent the effect of movements in international currency exchange rates and net acquisitions of subsidiary companies made subsequent to the second quarter of 1994, consolidated worldwide commission and fee income would have increased 12.7% in the first six months of 1995 versus the first six months of 1994.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     Operating expenses increased by 22.7% in the first six months of 1995 as compared to the same period in 1994. Excluding the effect of movements in international currency exchange rates and net acquisition activity, operating expenses would have increased 13.5% over 1994 levels. This increase occurred for reasons discussed in the second quarter narrative above.

     Net interest expense in the first six months of 1995 was comparable to the same period in 1994.

     Pretax profit margin for the first six months of 1995 was 11.7% as compared to 11.2% in the same period in 1994. Operating profit margin, which excludes interest and dividend income and interest expense, was 13.0% in the first six months of 1995 as compared to 12.8% in the same period in 1994.

     The effective income tax rate was 40.2% in the first six months of 1995 as compared to 41.2% in the first six months of 1994. The decrease primarily reflects a lower international effective tax rate caused by fewer international operating losses with no associated tax benefit and tax planning strategies implemented in certain non-U.S.countries.

     Both equity in affiliates and minority interests increased during the period. The increase in equity in affiliates is indicative of greater profits

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

earned by companies in which the Company owns less than a 50% equity interest. The increase in minority interest expense is primarily due to greater earnings by companies where minority interests exist; additional minority interests resulting from acquisitions; and the acquisition of a majority interest in several companies which were previously less than 50% owned.

     Net income increased 26.5% to $66,289,000 in the first six months of 1995 as compared to $52,418,000, before a change in accounting principle, in the same period in 1994. Absent the effect of net acquisitions and movements in international currency exchange rates, net income would have increased 12.9% in the first six months of 1995 as compared to the same period in 1994.

Capital Resources and Liquidity

     Cash and cash equivalents at June 30, 1995 decreased to $207,877,000 from $228,251,000 at December 31, 1994. This decline is due to the paydown of year-end accrued liabilities and payments to media and other suppliers exceeding collections from clients. Both events are recurring seasonal industry patterns.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     The   relationship   between  payables  to  the  media  and  suppliers  and
receivables from clients, at June 30, 1995, compares favorably to customary industry practices.

     The Company maintains relationships with a number of banks worldwide, which have extended unsecured committed lines of credit in amounts sufficient to meet the Company's cash needs. At June 30, 1995, the Company had $459,581,000 in committed lines of credit, comprised of a $250,000,000 revolving credit agreement expiring June 30, 1997, and $209,581,000 in unsecured committed lines of credit, principally outside of the United States. Of the $459,581,000 in committed lines, $235,496,000 remained available at June 30, 1995.

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

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

interest at a per annum rate equal to Deutsche Mark three month LIBOR plus 0.65%. The Company has no present plans to introduce incremental additional issues of long term debt.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of the Shareholders of the Company was held on May 22, 1995 in New York, New York, at which four matters were submitted to a vote of the share owners:

     (a) Votes cast for or where authority to vote for was withheld regarding the re-election of six Directors were as follows:

                                                                      AUTHORITY
                                                    FOR               WITHHELD
                                                    ---               --------
(Term Expiring in 1998:)

Bruce Crawford                                   31,935,766            368,654
Peter I. Jones                                   31,934,113            370,307
Keith L. Reinhard                                31,935,044            369,376
Allen Rosenshine                                 31,935,481            368,939
Gary L. Roubos                                   32,075,534            228,886
John D. Wren                                     31,915,532            388,888



     (b) Votes cast for or against and the number of abstentions regarding the ratification of the appointment of Arthur Andersen LLP as independent auditors of the Company to serve for 1995 were as follows:

     FOR                     32,202,859
     AGAINST                     48,275
     ABSTAIN                     53,286


     (c) Votes cast for or against and the number of abstentions regarding the approval of an amendment to the 1987 Stock Plan reserving an additional 1,800,000 shares for issuance were as follows:

      FOR                    24,076,394
      AGAINST                 7,978,183
      ABSTAIN                   249,843

Item 4. Submission of Matters to a Vote of Security
             Holders (continued)

     (d) Votes cast for or against and the number of abstentions regarding the approval of 1995 Performance Compensation Plan and individual arrangements established thereunder for certain executive officers were as follows:

      FOR                    31,516,360
      AGAINST                   585,227
      ABSTAIN                   202,833



Item 6.  Exhibits

         Exhibit Number                           Description of Exhibit
         --------------                           ----------------------
              27                                  Appendix A to Item 601(C) of
                                                  Regulation S-K Commercial and
                                                  Industrial Companies - Article
                                                  5 of Regulation S-X (filed in
                                                  electronic format only)


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Omnicom Group Inc.
                                                     (Registrant)


Date    August 14, 1995                           /s/ Fred J. Meyer
                                                 -----------------------
                                                 Fred J. Meyer
                                                 Chief Financial Officer
                                                    and Director
                                                 (Principal Financial Officer)


Date    August 14, 1995                           /s/ Dale A. Adams
                                                  -----------------
                                                  Dale A. Adams
                                                  Controller
                                                  (Principal Accounting Officer)