Form 10-Q
period 1995-09-30
OMNICOM GROUP INC
filed 1995-11-14
CIK 29989

CONFORMED COPY


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended: September 30, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes [X]   No [ ]

The number of shares of common stock of the Company issued and outstanding at October 31, 1995 is 37,629,000.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                                      INDEX

                                                                       Page No.
                                                                       --------
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements:

            Consolidated Condensed Balance Sheets -
               September 30, 1995, December 31, 1994 and
               September 30, 1994                                        2

            Consolidated Condensed Statements of Income -
               Three Months Ended September 30, 1995 and 1994
               Nine Months Ended September 30, 1995 and 1994             3

            Consolidated Condensed Statements of Cash Flows -
               Nine Months Ended September 30, 1995 and 1994             4

            Notes to Consolidated Condensed Financial
               Statements                                                5-9



  Item 2.   Management's Discussion of Financial Condition
               and Results of Operations                                 10-15


PART II.    OTHER INFORMATION

  Item 6.   Exhibits                                                     16

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                       OMNICOM GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                                   Restated (Note 2)
                                                                                            -------------------------------
                                                    Assets              September 30,       December 31,       September 30,
                                                                            1995                1994                1994
                                                                        -----------         -----------         -----------
Current assets:
   Cash and cash equivalents                                            $   233,254         $   241,797         $   145,841
   Investments available-for-sale, at market, which approximates cost        20,838              28,425              11,411
   Accounts receivable, less allowance for doubtful accounts
     of $23,082, $23,528 and $23,197                                      1,367,225           1,212,501           1,011,317
   Billable production orders in process                                    157,470              82,357             122,578
   Prepaid expenses and other current assets                                163,790             146,516             146,591
                                                                        -----------         -----------         -----------
         Total current assets                                             1,942,577           1,711,596           1,437,738

Furniture, equipment and leasehold improvements, less
  accumulated depreciation and amortization of $259,208,
  $238,468 and $237,205                                                     198,694             192,450             191,710

Investments in affiliates                                                   187,630             164,524             124,183
Intangibles, less amortization of $155,514, $133,848 and $129,050           815,303             758,973             697,875
Deferred tax benefits                                                        81,587              70,431              57,689
Deferred charges and other assets                                           123,082             140,882             151,355
                                                                        -----------         -----------         -----------
         Total assets                                                   $ 3,348,873         $ 3,038,856         $ 2,660,550
                                                                        ===========         ===========         ===========

                                        Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable                                                     $ 1,331,705         $ 1,508,692         $   989,451
   Payable to banks                                                          81,900              34,177             115,089
   Other accrued liabilities                                                639,429             580,753             521,780
   Accrued taxes on income                                                   51,902              52,989              25,816
                                                                        -----------         -----------         -----------
         Total current liabilities                                        2,104,936           2,176,611           1,652,136

Long term debt                                                              513,100             199,487             372,303
Deferred compensation and other liabilities                                 130,887             146,010             128,503
Minority interests                                                           48,852              42,738              37,209

Shareholders' equity:
   Common stock                                                              19,961              19,816              19,819
   Additional paid-in capital                                               375,996             366,511             367,252
   Retained earnings                                                        305,842             248,406             220,977
   Unamortized restricted stock                                             (32,985)            (25,631)            (28,506)
   Cumulative translation adjustment                                        (18,731)            (28,254)            (19,238)
   Treasury stock                                                           (98,985)           (106,838)            (89,905)
                                                                        -----------         -----------         -----------
         Total shareholders' equity                                         551,098             474,010             470,399
                                                                        -----------         -----------         -----------
         Total liabilities and shareholders' equity                     $ 3,348,873         $ 3,038,856         $ 2,660,550
                                                                        ===========         ===========         ===========

     The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (Dollars in Thousands, Except Per Share Data)

                                                         Three Months Ended September 30,         Nine Months Ended September 30,
                                                         ---------------------------------       ----------------------------------
                                                                               1994                                     1994
                                                            1995         Restated (Note 2)          1995          Restated (Note 2)
                                                         ----------      -----------------       ----------       -----------------
Revenues:
   Commissions and fees                                  $  537,666          $  456,396          $1,607,015          $1,332,417

Operating expenses:
   Salaries and related costs                               321,863             267,656             930,957             761,798
   Office and general expenses                              169,959             151,966             492,936             425,950
                                                         ----------          ----------          ----------          ----------
           Total operating expenses                         491,822             419,622           1,423,893           1,187,748
                                                         ----------          ----------          ----------          ----------

Operating profit                                             45,844              36,774             183,122             144,669

Net interest expense:
   Interest and dividend income                              (2,953)             (3,206)            (10,343)             (9,476)
   Interest paid or accrued                                  10,130               9,076              33,526              29,827
                                                         ----------          ----------          ----------          ----------
           Net interest expense                               7,177               5,870              23,183              20,351
                                                         ----------          ----------          ----------          ----------

Income before income taxes and change
   in accounting principle                                   38,667              30,904             159,939             124,318

Income taxes:
   Federal                                                    7,539               4,145              23,014              18,673
   State and local                                            2,870               1,631               8,654               5,796
   International                                              5,058               6,971              33,183              26,761
                                                         ----------          ----------          ----------          ----------
           Total income taxes                                15,467              12,747              64,851              51,230
                                                         ----------          ----------          ----------          ----------

Income after income taxes and before
   change in accounting principle                            23,200              18,157              95,088              73,088
Equity in affiliates                                          3,736               3,432              12,090               9,384
Minority interests                                           (3,258)             (2,882)            (14,784)             (9,417)
                                                         ----------          ----------          ----------          ----------
Income before change in accounting
   principle                                                 23,678              18,707              92,394              73,055
Cumulative effect of change in
   accounting principle                                        --                  --                  --               (28,009)
                                                         ----------          ----------          ----------          ----------
           Net income                                    $   23,678          $   18,707          $   92,394          $   45,046
                                                         ==========          ==========          ==========          ==========

Earnings per share:

   Income before change in accounting
      principle:
           Primary                                       $     0.64          $     0.52          $     2.49          $     2.10
           Fully diluted                                 $     0.64          $     0.52          $     2.46          $     2.06

   Cumulative effect of change in accounting principle:
           Primary                                       $     --            $     --            $     --            $    (0.80)
           Fully diluted                                 $     --            $     --            $     --            $    (0.80)

   Net income:
           Primary                                       $     0.64          $     0.52          $     2.49          $     1.29
           Fully diluted                                 $     0.64          $     0.52          $     2.46          $     1.29

Dividends declared per common share                      $     0.35          $     0.31          $     0.97          $     0.93


     The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                  Nine Months Ended
                                                                    September 30,
                                                               ----------------------
                                                                               1994
                                                                             Restated
                                                                  1995       (Note 2)
                                                               ---------    ---------
Cash flows from operating activities:
  Net income                                                   $  92,394    $  45,046
  Adjustments to reconcile net income to net cash
       used for operating activities:
     Depreciation and amortization of tangible assets             33,802       30,757
     Amortization of intangible assets                            20,914       16,329
     Minority interests                                           14,784        9,150
     Earnings of affiliates in excess of dividends received       (3,423)      (5,588)
     (Increase)decrease in deferred tax benefits                 (11,900)       1,523
     Provision for losses on accounts receivable                   4,568        4,530
     Amortization of restricted shares                             7,895        7,301
     (Increase)decrease in accounts receivable                  (128,818)      25,223
     Increase in billable production                             (73,508)     (45,465)
     Increase in other current assets                             (5,184)     (16,539)
     Decrease in accounts payable                               (213,280)    (222,210)
     Increase in other accrued liabilities                        48,191       34,595
     Decrease in accrued income taxes                             (3,894)      (6,373)
     Other                                                           197       34,373
                                                               ---------    ---------
         Net cash used for operating activities                 (217,262)     (87,348)
                                                               ---------    ---------
Cash flows from investing activities:
    Capital expenditures                                         (37,102)     (35,631)
    Payments for purchases of equity interests in
     subsidiaries and affiliates, net of cash acquired           (87,217)     (83,079)
    Payments for purchases of investments available-for-sale
     and other investments                                       (10,695)      (5,095)
    Proceeds from sales of investments available-for-sale
     and other investments                                        30,914       32,326
                                                               ---------    ---------
         Net cash used for investing activities                 (104,100)     (91,479)
                                                               ---------    ---------

Cash flows from financing activities:
    Net borrowings under lines of credit                          66,707       60,836
    Share transactions under employee stock plans                  5,676        7,621
    Proceeds from issuance of principal of debt obligations      291,415      154,140
    Dividends and loans to minority stockholders                 (14,434)      (8,182)
    Dividends paid                                               (33,044)     (30,266)
    Purchase of treasury shares                                   (8,780)     (50,762)
                                                               ---------    ---------
         Net cash provided by financing activities               307,540      133,387
                                                               ---------    ---------

Effect of exchange rate changes on cash and cash equivalents       5,279       11,157
                                                               ---------    ---------
  Net decrease in cash and cash equivalents                       (8,543)     (34,283)
Cash and cash equivalents at beginning of period                 241,797      180,124
                                                               ---------    ---------
Cash and cash equivalents at end of period                     $ 233,254    $ 145,841
                                                               =========    =========

Supplemental Disclosures:
      Income taxes paid                                        $  66,087    $  46,513
                                                               =========    =========
      Interest paid                                            $  30,300    $  29,203
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

2) On August 31, 1995, the Company completed the acquisitions of Ross Roy Communications and Chiat/Day Holdings. The Company issued 859,634 shares of its common stock for all the outstanding shares of Ross Roy Communications. The Company issued 418,689 shares of its common stock in connection with the combination of Chiat/Day Holdings.

          Both transactions were accounted for under the pooling-of-interests method of accounting. Accordingly, the Company's financial statements have been restated to include the operating results of Ross Roy Communications and Chiat/Day Holdings for all periods presented.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

          The following unaudited pro forma data summarizes the combined results of operations of both acquisitions and Omnicom Group Inc. as though the transactions occurred on January 1, 1993 (Dollars in Thousands).


    Six months ended                    Omnicom      Ross Roy and
    June 30, 1995                        Group        Chiat/Day        Combined
--------------------------------------------------------------------------------
    Commissions and fees              $  985,921     $   83,428       $1,069,349
    Income before change
      in accounting principle         $   66,289     $    2,427       $   68,716
    Net income                        $   66,289     $    2,427       $   68,716

--------------------------------------------------------------------------------
    Year Ended
    December 31, 1994
--------------------------------------------------------------------------------
    Commissions and fees              $1,756,205     $  151,590       $1,907,795
    Income before change
      in accounting principle         $  108,134     $    3,361       $  111,495
    Net income                        $   80,125     $    3,361       $   83,486

--------------------------------------------------------------------------------
    Year Ended
    December 31, 1993
--------------------------------------------------------------------------------
    Commissions and fees              $1,516,475     $  172,485       $1,688,960
    Income before change
      in accounting principle         $   85,345     $  (19,777)*     $   65,568
    Net income                        $   85,345     $  (19,777)*     $   65,568

    * Includes net unusual charges of $18,522 primarily related to lease loss provisions.

3) These statements reflect all adjustments, consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the information contained therein. Certain reclassifications have been made to the September 30, 1994 reported amounts

                       OMNICOM GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     to conform them with the September 30, 1995 and December 31, 1994 presentation. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

4) Results of operations for the interim periods are not necessarily indicative of annual results.

5) Primary earnings per share is based upon the weighted average number of common shares and common share equivalents outstanding during each period. Fully diluted earnings per share is based on the above, and if dilutive, adjusted for the assumed conversion of the Company's Convertible Subordinated Debentures and the assumed increase in net income for the after tax interest cost of these debentures.

          The number of shares used in the computations of primary and fully diluted earnings per share were as follows:


                                 Three Months                Nine Months
                              Ended September 30,         Ended September 30,
                           ------------------------    ------------------------
                              1995          1994          1995          1994
                           ----------    ----------    ----------    ----------
     Primary               37,290,100    36,244,400    37,179,600    34,914,500
     Fully diluted         37,355,700    36,286,400    39,874,500    40,053,900

                       OMNICOM GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

          For purposes of computing fully diluted earnings per share on net income for the three months ended September 30, 1995 and 1994 and on net income and the cumulative effect of the change in accounting principle for the nine months ended September 30, 1994, the Company's Convertible Subordinated Debentures were not reflected in the computations as their inclusion would have been anti-dilutive.

6) On January 4, 1995, an indirect wholly-owned subsidiary of the Company issued Deutsche Mark 200 million Floating Rate Bonds (approximately $130 million at the January 4, 1995 exchange rate). The bonds are unsecured, unsubordinated obligations of the issuer and are unconditionally and irrevocably guaranteed by the Company. The bonds bear interest at a per annum rate equal to Deutsche Mark three month LIBOR plus 0.65% and may be redeemed at the option of the issuer on January 5, 1997 or any interest payment date thereafter at their principal amount plus any accrued but unpaid interest. Unless redeemed earlier, the bonds will mature on January 5, 2000 and will be repaid at par.

7) On June 1, 1994, the Company issued a Notice of Redemption for its $100 million 6.5% Convertible Subordinated Debentures with a scheduled maturity in 2004. Prior to the July 27, 1994 redemption date, debenture

                       OMNICOM GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     holders elected to convert all of their outstanding debentures into common stock of the Company at a conversion price of $28.00 per common share.

8) Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). The cumulative after tax effect of the adoption of this Statement decreased net income by $28,009,000.

9)        Effective  January 1, 1996 the  Company is  required to adopt SFAS No.
     121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). The Company estimates that the adoption of SFAS No. 121 will not have a material effect on the results of operations or the financial position of the Company.

             Item 2. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations
Third Quarter 1995 Compared to Third Quarter 1994

     Consolidated worldwide revenues from commission and fee income increased 17.8% from $456.4 million in the third quarter of 1994 to $537.7 million in the third quarter of 1995. Consolidated domestic revenues increased 13.7% from $239.5 million in 1994 to $272.3 million in 1995. Consolidated international revenues increased 22.4% from $216.9 million in 1994 to $265.4 million in 1995. Absent the effect of the net acquisitions of subsidiary companies and movements in international currency exchange rates, consolidated worldwide revenues increased 13.7% in the third quarter of 1995 as compared to the same period in 1994.

     Operating expenses increased 17.2% in the third quarter of 1995 as compared to the third quarter of 1994. Excluding the effect of the net acquisition activity and movements in international currency exchange rates mentioned above, operating expenses increased 12.7% over 1994 levels. This increase reflects normal salary increases and growth in client service expenditures to support the increased revenue base. Operating expenses as a percentage of commissions and fees were 91.5% in the third quarter of 1995 as compared to 91.9% in the third quarter of 1994.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     Net interest expense increased by $1.3 million in the third quarter of 1995 as compared to the same period in 1994. This increase reflects higher average interest rates on borrowings.

     Pretax profit margin was 7.2% in the third quarter of 1995 as compared to 6.8% in the same period in 1994. Operating margin, which excludes interest and dividend income and interest expense, was 8.5% in the third quarter of 1995 as compared to 8.1% in the same period in 1994.

     The effective income tax rate was 40.0% in the third quarter of 1995 as compared to 41.2% in the third quarter of 1994. The decrease primarily reflects a lower international effective tax rate caused by fewer international operating losses with no associated tax benefit and tax planning strategies implemented in certain non-U.S.countries.

     The increase in equity in affiliates is indicative of greater profits earned by companies in which the Company owns less than a 50% equity interest.

     The increase in minority interest expense is primarily due to greater earnings by companies where minority interests exist and additional minority interests resulting from acquisitions.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     Net income increased 26.6% to $23.7 million in the third quarter of 1995 as compared to $18.7 million in the same period in 1994. Absent the effect of net acquisitions and movements in international currency exchange rates, net income increased 32.5% in the third quarter of 1995 as compared to the third quarter of 1994.

Nine Months 1995 Compared to Nine Months 1994

     Consolidated worldwide commission and fee income increased 20.6% from $1,332.4 million in the first nine months of 1994 to $1,607.0 million in the first nine months of 1995. Consolidated domestic commission and fee income increased 14.4% from $709.6 million in the first nine months of 1994 to $812.1 million in the same period in 1995. Consolidated international commission and fee income increased 27.6% from $622.8 million in the first nine months of 1994 to $794.9 million in the same period in 1995. Absent the effect of movements in international currency exchange rates and net acquisitions of subsidiary companies made subsequent to the third quarter of 1994, consolidated worldwide commission and fee income increased 13.0% in the first nine months of 1995 versus the first nine months of 1994.

     Operating expenses increased by 19.9% in the first nine months of 1995 as compared to the same period in 1994. Excluding the effect of movements in international currency exchange rates and net acquisition activity, operating

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

expenses increased 12.6% over 1994 levels. This increase occurred for reasons discussed in the third quarter narrative above.

     Net interest expense in the first nine months of 1995 increased by $2.8 million as compared to the same period in 1994. This increase occurred for reasons discussed in the third quarter narrative above.

     Pretax profit margin for the first nine months of 1995 was 10.0% as compared to 9.3% in the same period in 1994. Operating profit margin, which excludes interest and dividend income and interest expense, was 11.4% in the first nine months of 1995 as compared to 10.9% in the same period in 1994.

     The effective income tax rate was 40.5% in the first nine months of 1995 as compared to 41.2% in the first nine months of 1994. The decrease primarily reflects a lower international effective tax rate caused by fewer international operating losses with no associated tax benefit and tax planning strategies implemented in certain non-U.S.countries.

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

     Net income increased 26.5% to $92.4 million in the first nine months of 1995 as compared to $73.1 million before a change in accounting principle, in the same period in 1994. Absent the effect of net acquisitions and movements in international currency exchange rates, net income increased 19.3% in the first nine months of 1995 as compared to the same period in 1994.

Capital Resources and Liquidity

     Cash and cash equivalents at September 30, 1995 decreased to $233.3 million from $241.8 million at December 31, 1994. The relationship between payables to the media and suppliers and receivables from clients, at September 30, 1995, is consistent with other companies in the industry.

     The Company maintains relationships with a number of banks worldwide, which have extended unsecured committed lines of credit in amounts sufficient to meet the Company's cash needs. At September 30, 1995, the Company had $441.9 million in committed lines of credit, comprised of a $250.0 million revolving credit agreement expiring June 30, 1997, and $191.9 million in unsecured committed lines of credit, principally outside of the United States. Of the $441.9 million

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

in committed lines, $168.2 million remained available at September 30, 1995.

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

     On January 4, 1995, an indirect wholly-owned subsidiary of the Company issued Deutsche Mark 200 million Floating Rate Bonds(approximately $130 million at the January 4, 1995 exchange rate), due January 5, 2000. The bonds bear interest at a per annum rate equal to Deutsche Mark three month LIBOR plus 0.65%. The Company has no present plans to introduce incremental additional issues of long term debt.

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


                                                       Omnicom Group Inc.
                                                          (Registrant)


Date    November 14, 1995                               /s/  Fred J. Meyer
                                                        ------------------------
                                                        Fred J. Meyer
                                                        Chief Financial Officer
                                                        and Director
                                                        (Principal Financial
                                                        Officer)


Date    November 14, 1995                               /s/  Dale A. Adams
                                                        ------------------------
                                                        Dale A. Adams
                                                        Controller
                                                        (Principal Accounting
                                                        Officer)