Form 10-K
period 1995-12-31
OMNICOM GROUP INC
filed 1996-03-26
CIK 29989

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-K
                                  ANNUAL REPORT
                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 1995     Commission File Number: 1-10551


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

           Securities Registered Pursuant to Section 12(b) of the Act:


                                                        Name of each exchange
      Title of each class                                on which registered
      -------------------                               ---------------------
 Common Stock, $.50 Par Value                          New York Stock Exchange

        Securities Registered Pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                          ---   --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At  March  15,  1996,   there  were  74,539,342   shares  of  Common  Stock
outstanding;   the   aggregate   market  value  of  the  voting  stock  held  by
nonaffiliates at March 15, 1996 was approximately $          .

     Indicate the number of shares outstanding of each of the registrant's classes of stock, as of the latest practicable date.

            Class                                Outstanding at March 15, 1996
 Common Stock, $.50 Par Value                              74,539,342
Preferred Stock, $1.00 Par Value                              NONE

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's definitive proxy statement relating to its annual meeting of shareholders scheduled to be held on May 20, 1996 are incorporated by reference into Part III of this Report.

================================================================================

                               OMNICOM GROUP INC.
                               ------------------

                       Index to Annual Report on Form 10-K

                          Year Ended December 31, 1995

                                                                            Page
                                                                            ----
PART I

Item 1.  Business ........................................................    1
Item 2.  Properties.......................................................    4
Item 3.  Legal Proceedings................................................    5
Item 4.  Submission of Matters to a Vote of Security Holders..............    5
Executive Officers of the Company.........................................    5

PART II

Item 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters.............................................    6
Item 6.  Selected Financial Data..........................................    7
Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................    7
Item 8.  Financial Statements and Supplementary Data......................   10
Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................   10

PART III

Item 10. Directors and Executive Officers of the Registrant...............   11
Item 11. Executive Compensation...........................................   11
Item 12. Security Ownership of Certain Beneficial Owners and Management...   11
Item 13. Certain Relationships and Related Transaction....................   11

     The  information  called  for by Items 10, 11, 12 and 13, to the extent not included in this document, is incorporated herein by reference to such information to be included under the captions "Election of Directors," "Common Stock Ownership of Management," "Directors' Compensation" and "Executive Compensation" in the Company's definitive proxy statement which is expected to be filed by April 8, 1996.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K.............................................   12

                                     PART I

Item 1.  Business

     Omnicom Group Inc., through its wholly and partially-owned companies (hereinafter collectively referred to as the "Company" or the "Omnicom Group"), operates advertising agencies which plan, create, produce and place advertising in various media such as television, radio, newspaper and magazines. The Omnicom Group offers its clients such additional services as marketing consultation, consumer market research, design and production of merchandising and sales promotion programs and materials, direct mail advertising, corporate identification, and public relations. The Omnicom Group offers these services to clients worldwide on a local, national, pan-regional or global basis. Operations cover the major regions of North America, the United Kingdom, Continental Europe, the Middle East, Africa, Latin America, the Far East and Australia. In 1995 and 1994, 53% and 51%, respectively, of the Omnicom Group's billings came from its non-U.S. operations.

     According to the unaudited industry-wide figures published in 1995 by the trade journal Advertising Age, Omnicom Group Inc. was ranked as the third largest advertising agency group worldwide.

     The Omnicom Group operates as three separate,  independent agency networks:
The BBDO Worldwide Network, the DDB Needham Worldwide Network and the TBWA International Network. The Omnicom Group also operates an independent agency, Goodby, Silverstein & Partners, and certain marketing service and specialty advertising companies through its Diversified Agency Services division ("DAS").

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

BBDO Worldwide Network

     The BBDO Worldwide Network operates in the United States through BBDO Worldwide which is headquartered in New York and has full-service offices in New York, New York; Los Angeles, California; Miami, Florida; Atlanta, Georgia; Chicago, Illinois; Detroit, Michigan; and Minneapolis, Minnesota.

      The BBDO Worldwide Network operates internationally through subsidiaries in Austria, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, Greece, Hong Kong, Italy, Malaysia, Mexico, the Netherlands, Peru, Poland, Portugal, Puerto Rico, Russia, Singapore, Spain, Sweden, Taiwan, Thailand and the United Kingdom; and through affiliates located in Argentina, Australia, Chile, Costa Rica, Croatia, the Czech Republic, Egypt, El Salvador, Guatemala, Honduras, Hungary, India, Israel, Kuwait, Lebanon, New Zealand, Nicaragua, Norway, Panama, the Philippines, Romania, Saudi Arabia, the Slovak Republic, Turkey, the United Kingdom, United Arab Emirates and Venezuela; and through a joint venture in Japan. The BBDO Worldwide Network uses the services of associate agencies in Colombia, Dominican Republic, Ecuador, Indonesia, Korea, Pakistan and Uruguay.

DDB Needham Worldwide Network

     The DDB Needham Worldwide Network operates in the United States through The DDB Needham Worldwide Communications Group, which is headquartered in New York and has full-service offices in New York, New York; Los Angeles, California; Dallas, Texas; Chicago, Illinois; and Seattle, Washington; and through Griffin Bacal Inc. which is headquartered in New York.

     The DDB Needham Worldwide Network operates internationally through subsidiaries in Australia, Austria, Belgium, Bulgaria, Canada, China, Colombia, the Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hong Kong, Hungary, Italy, Japan, Mexico, the Netherlands, New Zealand, Norway, the Philippines, Poland, Portugal, Romania, Singapore, the Slovak Republic, Spain, Sweden, Taiwan, Thailand and the United Kingdom; and through affiliates located in Brazil, Chile, Costa Rica, Egypt, El Salvador, Germany, Guatemala, Honduras, India, Korea, Malaysia, Panama, Switzerland, Turkey and Venezuela. The DDB Needham Worldwide Network uses the services of associate agencies in Miami, Florida and in Argentina, Bahrain, Belize, Bolivia, Dominican Republic, Ecuador, Indonesia, Ireland, Israel, Kuwait, Lebanon, Nicaragua, Paraguay, Peru, Puerto Rico, Russia, Saudi Arabia, Slovenia, South Africa, Trinidad, United Arab Emirates and Uruguay. Griffin Bacal Inc. operates internationally through subsidiaries in Canada and the United Kingdom and through a branch in Mexico.

TBWA International Network

     The TBWA International Network operates in North America through TBWA Chiat/Day which is headquartered in New York and has full-service offices in New York, New York; Los Angeles, California; and St. Louis, Missouri, through Graf Bertel Buczek in New York, New York and through TBWA Chiat/Day Canada in Toronto, Canada. The TBWA International Network also operates in North America through its affiliate, TBWA Chiat/Day Mexico.

     The TBWA International Network operates internationally through subsidiaries in Australia, Belgium, Denmark, France, Germany, Greece, Italy, the Netherlands, Portugal, South Africa, Spain and the United Kingdom; and through affiliates located in Argentina, Chile, Russia, South Africa, Sweden, Switzerland and Zimbabwe. The TBWA International Network uses the services of associate agencies in Austria, the Czech Republic, Hungary, India, Japan, the Middle East, the Netherlands, Norway, Poland, and Turkey.

Diversified Agency Services

     DAS is the Omnicom Group's Marketing Services and Specialty Advertising Division. The DAS mission is to provide the best customer driven marketing communications coordinated for the clients' benefit. Marketing services include promotion, public relations, public affairs, direct/database marketing, branding consultancy, graphic arts, sports marketing and merchandising/point-of-purchase; and specialty advertising includes financial, healthcare, hispanic and recruitment advertising.

     DAS agencies headquartered in the United States include: Harrison Star Wiener & Beitler, Inc., Interbrand Schechter Inc., Kallir, Philips, Ross, Inc., Lyons/Lavey/Nickel/Swift, Inc., Merkley Newman Harty, Inc., RC Communications, Inc., The Rodd Group and Shain Colavito Pensabene Direct, Inc. in New York; Bernard Hodes Advertising, Inc., Doremus & Company, Gavin Anderson & Company Worldwide, Inc., Porter/Novelli, Inc. and Rapp Collins Worldwide Inc., all in various cities and headquartered in New York; Alcone Marketing Group in Irvine, California and Mahwah, New Jersey; Baxter, Gurian & Mazzei, Inc., in Beverly Hills, California; Corbett HealthConnect Inc., in Chicago, Illinois; Millsport in Stamford, Connecticut; Optima Direct Inc., in Vienna, Virginia; Ross Roy Communications, Inc., headquartered in Bloomfield Hills, Michigan; The GMR Group, Inc., in Fort Washington, Pennsylvania; Thomas A. Schutz Co., Inc. in Morton Grove, Illinois; and Rainoldi, Kerzner & Radcliffe, Inc., in San Francisco, California.

     DAS operates in the United Kingdom through subsidiaries which include Colour Solutions Ltd., Countrywide Communications Group Ltd., CPM International Ltd., European Political Consultancy Group Ltd., Granby Marketing Services Ltd., Interbrand (UK) Ltd., MacMillan Davies Advertising, Ltd., MacMillan Davies Consultants, Ltd., Paling Walters Targis Ltd., Premier Magazines Ltd., Product Plus International Ltd., Specialist Publications (UK) Ltd., The Anvil Consultancy Ltd. and WWAV Rapp Collins Group, Ltd.

     In addition, DAS operates internationally with subsidiaries and affiliates in Argentina, Australia, Belgium, Brazil, Canada, Chile, Colombia, Costa Rica, France, Germany, Hong Kong, Ireland, Italy, Japan, Korea, Mexico, Singapore, South Africa and Spain.

Omnicom Group Inc.

      As the parent company of BBDO Worldwide, DDB Needham Worldwide, TBWA International, the DAS Group and Goodby, Silverstein & Partners, the Company, through its wholly-owned subsidiary Omnicom Management Inc., provides a common financial and administrative base for the operating groups. The Company oversees the operations of each group through regular meetings with their respective top-level management. The Company sets operational goals for each of the groups and evaluates performance through the review of monthly operational and financial reports. The Company provides its groups with centralized services designed to coordinate financial reporting and controls, real estate planning and to focus corporate development objectives. The Company develops consolidated services for its agencies and their clients. For example, the Company participated in forming The Media Partnership, which consolidates certain media buying activities in Europe in order to obtain cost savings for clients.

Clients

     The clients of the Omnicom Group include major industrial, financial and service industry companies as well as smaller, local clients. Among its largest clients are Anheuser-Busch, Chrysler Corporation, Gillette, GTE, Hasbro, Henkel, McDonald's, Nissan, PepsiCo., Seagrams, Visa and Volkswagen.

     The Omnicom Group's ten largest clients accounted for approximately 21% of 1995 commissions and fees. The majority of these have been clients for more than ten years. The Omnicom Group's largest client accounted for less than 6% of 1995 commissions and fees.

Revenues

     Commissions charged on media billings represent a significant proportion of revenues for the Omnicom Group. Commission rates are not uniform and are negotiated with the client. In accordance with industry practice, the media source typically bills the agency for the time or space purchased and the Omnicom Group bills its client for this amount plus the commission. The Omnicom Group typically requires that payment for media charges be received from the client before the agency makes payments to the media. In some instances a member of the Omnicom Group, like other advertising agencies, is at risk in the event that its client is unable to pay the media.

     The Omnicom Group's advertising networks also generate revenues in arranging for the production of advertisements and commercials. Although, as a general matter, the Omnicom Group does not itself produce the advertisements and commercials, the Omnicom Group's creative and production staff directs and supervises the production company. The agency bills the client for production costs plus a commission. In some circumstances, certain production work is done by the Omnicom Group's personnel.

     In many cases, fees are generated in lieu of commissions. Several different fee arrangements are used depending on client and individual agency needs. In general, fee charges relate to the cost of providing services plus a markup. The DAS companies primarily charge fees for their various specialty services, which vary in type and scale, depending upon the service rendered and the client's requirements.

     Advertising agency revenues are dependent upon the marketing requirements of clients and tend to be highest in the second and fourth quarters of the fiscal year.

Other Information

     For additional information concerning the contribution of international operations to commissions and fees and net income see Note 5 of the Notes to Consolidated Financial Statements.

     The Omnicom Group is continuously developing new methods of improving its research capabilities, to analyze specific client requirements and to assess the impact of advertising. In the United States, approximately 193 people on the Omnicom Group's staff were employed in research during the year and the Omnicom Group's domestic research expenditures approximated $27,095,000. Substantially all such expenses were incurred in connection with contemporaneous servicing of clients.

     The advertising business is highly competitive and accounts may shift agencies with comparative ease, usually on 90 days' notice. Clients may also reduce advertising budgets at any time for any reason. An agency's ability to compete for new clients is affected in some instances by the policy, which many advertisers follow, of not permitting their agencies to represent competitive accounts in the same market. As a result, increasing size may limit an agency's potential for securing certain new clients. In the vast majority of cases, however, the separate, independent identities of BBDO Worldwide, DDB Needham Worldwide, TBWA International, the independent agencies within the DAS Group and Goodby, Silverstein & Partners have enabled the Omnicom Group to represent competing clients.

     BBDO Worldwide, DDB Needham Worldwide, TBWA International, the DAS Group and Goodby, Silverstein & Partners have sought, and as part of the Omnicom Group's operating segments will seek, new business by showing potential clients examples of advertising campaigns produced and by explaining the variety of related services offered. The Omnicom Group competes in the United States and internationally with a multitude of full service and special service agencies. In addition to the usual risks of the advertising agency business, international operations are subject to the risk of currency exchange fluctuations, exchange control restrictions and to actions of governmental authorities.

Employees

     The business success of the Omnicom Group is, and will continue to be, highly dependent upon the skills and creativity of its creative, research, media and account personnel and their relationships with clients. The Company believes its operating groups have established reputations for creativity and marketing expertise which attract, retain and stimulate talented personnel. There is substantial competition among advertising agencies for talented personnel and all agencies are vulnerable to adverse consequences from the loss of key individuals. Employees are generally not under employment contracts and are free to move to competitors of the Omnicom Group. The Company believes that its compensation arrangements for its key employees, which include stock options, restricted stock and retirement plans, are highly competitive with those of other advertising agencies. As of December 31, 1995, the Omnicom Group, excluding unconsolidated companies, employed approximately 19,400 persons, of which approximately 8,500 were employed in the United States and approximately 10,900 were employed in its international offices.

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

Item 2.  Properties

     Substantially all of the Company's offices are located in leased premises. The Company actively manages its obligations and, where appropriate, consolidates its leased premises. Management has obtained subleases for most of the premises vacated. Where appropriate, management has established reserves for the difference between the cost of the leased premises that were vacated and anticipated sublease income.

Domestic

     The Company's corporate office occupies approximately 27,000 sq. ft. of space at 437 Madison Avenue, New York, New York under a lease expiring in the year 2010.

     BBDO Worldwide occupies approximately 285,000 sq. ft. of space at 1285 Avenue of the Americas, New York, New York under a lease expiring in the year 2012, which includes options for additional growth of the agency.

     DDB Needham Worldwide occupies approximately 170,000 sq. ft. of space at 437 Madison Avenue, New York, New York under leases expiring in the year 2010, which include options for additional growth of the agency.

     TBWA Chiat/Day occupies approximately 58,000 sq. ft. of space at 180 Maiden Lane, New York, New York under a lease expiring in the year 2016, which includes options for additional growth of the agency.

     Offices in Atlanta, Beverly Hills, Chicago, Dallas, Detroit, Irvine, Los Angeles, Mahwah, Minneapolis, Morton Grove, New York, San Francisco, Seattle and St. Louis and at various other locations occupy approximately 2,309,000 sq. ft. of space under leases with varying expiration dates.

 International

     The Company's international subsidiaries in Australia, Austria, Belgium, Canada, China, the Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Norway, the Philippines, Portugal, Puerto Rico, Singapore, the Slovak Republic, South Africa, Spain, Sweden, Taiwan, Thailand and the United Kingdom occupy premises under leases with various expiration dates.

Item 3.  Legal Proceedings

     The Company has no material pending legal proceedings, other than ordinary routine litigation incidental to its business.

Item 4.  Submission of Matters to a Vote of Security Holders

     A Special Meeting of the Shareholders of the Company was held on Tuesday, November 28, 1995 to consider and vote upon a proposal to approve an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock, par value $.50 per share, from 75,000,000 to 150,000,000 to allow the Company to issue additional shares from time to time for stock splits, stock dividends and other corporate purposes. The proposal was approved with 30,983,982 affirmative votes being cast, 115,834 negative votes being cast, and 59,237 abstentions.

     No other matters were submitted to a vote of security holders during the last quarter of 1995.

Executive Officers of the Company

     The individuals named below are Executive Officers of the Company and, except as indicated below, have held their current positions during the last five years:


             Name                       Position                                                Age
             ----                       --------                                                ---

Bruce Crawford.......  Chairman & Chief Executive Officer of Omnicom Group                      67
John D. Wren.........  President of Omnicom Group and Chairman & Chief Executive Officer        43
                        of Diversified Agency Services
Fred J. Meyer .......  Chief Financial Officer of Omnicom Group                                 65
Dennis E. Hewitt.....  Treasurer of Omnicom Group                                               51
Dale A. Adams........  Controller of Omnicom Group                                              37
Barry J. Wagner......  Secretary & General Counsel of Omnicom Group                             55
Allen Rosenshine.....  Chairman & Chief Executive Officer of BBDO Worldwide                     57
James A. Cannon .....  Vice Chairman & Chief Financial Officer of BBDO Worldwide                57
Keith L. Reinhard....  Chairman & Chief Executive Officer of The DDB Needham                    61
                        Worldwide Communications Group
William G. Tragos....  Chairman & Chief Executive Officer of TBWA International                 61


     John D. Wren was appointed President of Omnicom Group in September, 1995. Mr. Wren was appointed Chief Executive Officer of Diversified Agency Services in May 1993. Mr. Wren had served as President of Diversified Agency Services since February 1992, having previously served as its Executive Vice President and General Manager.

     Dennis E. Hewitt was promoted to Treasurer of the Company in January 1994. Mr. Hewitt joined the Company in May 1988 as Assistant Treasurer.

     Dale A. Adams was promoted to Controller of the Company in July 1992. Mr. Adams joined the Company in July 1991 after ten years with Coopers & Lybrand, where he served as a general practice manager from 1987 until joining the Company.

     Barry J. Wagner was promoted to Secretary & General Counsel of the Company in May 1995. Mr. Wagner was previously Assistant Secretary of the Company.

     Similar information with respect to the remaining Executive Officers of the Company, who are all directors of the Company, can be found in the Company's definitive proxy statement expected to be filed April 8, 1996.

     The Executive Officers of the Company are elected annually following the Annual Meeting of the Shareholders of their respective employers.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Price Range of Common Stock and Dividend History

     The Company's Common Stock is listed on the New York Stock Exchange under the symbol "OMC". The table below shows the range of reported last sale prices on the New York Stock Exchange Composite Tape for the Company's common stock for the periods indicated and the dividends paid per share on the common stock for such periods. All sales prices and per share amounts have been adjusted to reflect a two-for-one stock split in the form of a 100% stock dividend effective December 15, 1995.


                                                                  Dividends Paid
                                                                   Per Share of
                                             High       Low        Common Stock
                                             ----       ----      --------------

     1994

          First Quarter..................  24 15/16     21 7/8       $.155
          Second Quarter.................  24 3/4       22 7/16       .155
          Third Quarter..................  25 3/4       24            .155
          Fourth Quarter.................  26 7/8       24 1/2        .155


     1995

          First Quarter..................  28 7/16      25             .15
          Second Quarter.................  30 13/16     27 1/16        .155
          Third Quarter..................  33           29 5/16        .175
          Fourth Quarter.................  37 1/4       31 3/16        .175

     The Company is not aware of any restrictions on its present or future ability to pay dividends. However, in connection with certain borrowing facilities entered into by the Company and its subsidiaries (see Note 7 of the Notes to Consolidated Financial Statements), the Company is subject to certain restrictions on its current ratio, the ratio of net cash flow to consolidated indebtedness, the ratio of total consolidated indebtedness to total consolidated capitalization and on its ability to make investments in and loans to affiliates and unconsolidated subsidiaries.

     On January 31, 1996 the Board of Directors declared a regular quarterly dividend of $.175 per share of common stock, payable April 3, 1996 to holders of record on March 15, 1996.

      Approximate Number of Equity Security Holders

                                                          Approximate Number of
                                                              Record Holders
            Title of Class                                   on March 15, 1996
            --------------                                ---------------------
     Common Stock, $.50 par value......................           3,479
     Preferred Stock, $1.00 par value .................            None

 Item 6.  Selected Financial Data

     The following table sets forth selected financial data of the Company and should be read in conjunction with the consolidated financial statements which begin on page F-1. As discussed in the notes to the consolidated financial statements, during 1995 the Company completed certain acquisitions which were accounted for under the pooling of interests method of accounting. Accordingly, the information set forth in the following table includes the results of these companies for all periods presented.

                                                                             (Dollars in Thousands Except Per Share Amounts)
                                                                   -----------------------------------------------------------------
                                                                      1995          1994          1993          1992        1991
                                                                   ----------    ----------    ----------    ----------  ----------
For the year:
  Commissions and fees..................                           $2,257,536    $1,907,795    $1,688,960    $1,600,326  $1,435,977
  Income before change
     in accounting principles...........                              139,955       111,495        65,568        59,650      48,457
  Net income ...........................                              139,955        83,486        65,568        56,250      48,457
  Earnings per common share before
     changes in accounting principles:
     Primary............................                                 1.89          1.58          1.03          1.01        0.84
     Fully diluted......................                                 1.85          1.54          1.01          0.86        0.84
  Cumulative effect of changes in accounting principles:
     Primary............................                                   --         (0.40)           --         (0.06)         --
     Fully diluted......................                                   --         (0.40)           --         (0.06)         --
  Earnings per common share after changes in accounting principles:
     Primary............................                                 1.89          1.18          1.03          0.95        0.84
     Fully diluted......................                                 1.85          1.18          1.01          0.81        0.84
  Dividends declared per common
     share..............................                                 0.66          0.62          0.62          0.60        0.55
At year end:
  Total assets..........................                            3,527,677     3,040,211     2,465,408     2,266,733   2,196,969
  Long-term obligations:
     Long-term debt.....................                              290,379       199,487       301,044       324,133     335,220
     Deferred compensation and
     other liabilities................                                122,623       150,291       113,197       102,814      82,948

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     In 1995, domestic revenues from commissions and fees increased 12.8 percent. The effect of acquisitions, net of divestitures, accounted for a 1.5 percent increase. The remaining 11.3 percent increase was due to net new business gains and higher spending from existing clients.

     In 1994, domestic revenues from commissions and fees increased 7.0 percent. The effect of acquisitions, net of divestitures, accounted for a 1.2 percent increase. The remaining 5.8 percent increase was due to net new business gains and higher spending from existing clients.

     In 1993, domestic revenues from commissions and fees increased 5.3 percent. The effect of acquisitions, net of divestitures, accounted for a 3.2 percent increase. The remaining 2.1 percent increase was due to net new business gains and higher spending from existing clients.

     In 1995, international revenues increased 24.3 percent. The effect of acquisitions, net of divestitures, accounted for a 5.9 percent increase in international revenues. The weakening of the U.S. dollar increased international revenues by 6.7 percent. The remaining 11.7 percent increase was due to net new business gains and higher spending from existing clients.

     In 1994, international revenues increased 20.2 percent. The effect of acquisitions, net of divestitures, accounted for an 8.5 percent increase in international revenues. The weakening of the U.S. dollar increased international revenues by 2.3 percent. The remaining 9.4 percent increase was due to net new business gains and higher spending from existing clients.

     In 1993, international revenues increased 5.9 percent. The effect of the acquisition of TBWA International B.V. and several marketing services companies in the United Kingdom, net of divestitures, accounted for a 14.0 percent increase in international revenues. The strengthening of the U.S. dollar against several major international currencies relevant to the Company's non-U.S. operations decreased revenues by 11.1 percent. The increase in revenues due to net new business gains and higher spending from existing clients was 3.0 percent.

     In 1995, worldwide operating expenses increased 17.4 percent. Acquisitions, net of divestitures during the year, accounted for a 3.9 percent increase in worldwide operating expenses. The weakening of the U.S dollar increased worldwide operating expenses by 3.2 percent. The remaining 10.3 percent increase was caused by normal salary increases and growth in out-of-pocket expenditures to service the increased revenue base. Net foreign exchange gains did not significantly impact operating expenses for the year.

     In 1994, worldwide operating expenses increased 10.2 percent. Acquisitions, net of divestitures during the year, accounted for a 4.8 percent increase in worldwide operating expenses. The weakening of the U.S dollar increased worldwide operating expenses by 1.1 percent. The remaining 4.3 percent increase was caused by normal salary increases and growth in out-of-pocket expenditures to service the increased revenue base, partially offset by the elimination of the special charge recorded in 1993. Net foreign exchange gains did not significantly impact operating expenses for the year.

     In 1993, worldwide operating expenses increased 5.8 percent. During the year, the Company recorded a special charge of $22.7 million associated with the restructuring of certain real estate operating leases, including the write-off of fixed assets abandoned in conjunction with lease terminations. The special charge accounted for a 1.6 percent increase in operating expenses. Acquisitions, net of divestitures during the year, accounted for an 8.5 percent increase in worldwide operating expenses. The strengthening of the U.S. dollar against several international currencies decreased worldwide operating expenses by 5.0 percent. The remaining increase was caused by normal salary increases and growth in out-of-pocket expenditures to service the increased revenue base. Net foreign exchange gains did not significantly impact operating expenses for the year.

     Interest expense in 1995 increased $2.8 million, reflecting higher average borrowings during the year. Interest and dividend income increased in 1995 by $1.7 million. This increase was attributable to higher average amounts of cash and marketable securities invested during the year.

     Interest expense in 1994 decreased by $6.6 million. This decrease reflects lower average interest rates on borrowings, primarily due to the conversion of the Company's 7% Convertible Subordinated Debentures in October 1993 and the conversion of the Company's 6.5% Convertible Subordinated Debentures in July 1994. Interest and dividend income decreased by $2.2 million in 1994. This decrease was primarily due to lower average funds available for investment during the year and declining interest rates in certain countries.

     Interest expense in 1993 decreased by $4.3 million, reflecting lower average borrowings during the year. Interest and dividend income decreased in 1993 by $3.1 million. This decrease was primarily due to lower average amounts of cash and marketable securities invested during the year.

     In 1995, the effective tax rate decreased to 40.1 percent. The decrease reflects a reduction in the effect of nondeductible goodwill amortization and a decrease in the effective rate of state and local taxes.

     In 1994, the effective tax rate decreased to 41.2 percent. The decrease reflects a reduction in losses of domestic and international subsidiaries without tax benefit, a reduction in the effective rate of state and local taxes and a reduction in the effect of nondeductible goodwill amortization, offset by the elimination of nontaxable proceeds from life insurance policies.

     In 1993, the effective tax rate increased to 48.1 percent. The increase reflects increased losses of domestic subsidiaries without tax benefit and an increase in the domestic federal tax rate, partially offset by nontaxable proceeds from life insurance policies and a lower international effective tax rate.

     In 1995, consolidated net income increased 25.5 percent compared to 1994 consolidated net income before the adoption of SFAS 112. This increase was the result of revenue growth, margin improvement, and an increase in equity income, partially offset by an increase in minority interest expense. Operating margin, which excludes net interest expense, increased to 12.0 percent in 1995 from 11.3 percent in 1994 as a result of greater growth in commission and fee revenue than the growth in operating expenses. The increase in equity income was primarily due to increased earnings of the Company's existing equity affiliates. The increase in minority interest expense was caused by higher earnings from companies in which minority interests exist. In 1995, the impact of divestitures, net of acquisitions, resulted in a 4.4 percent decrease in consolidated net income, while the weakening of the U.S. dollar against several international currencies increased consolidated net income by 3.4 percent.

     In 1994, consolidated net income before the adoption of SFAS 112 increased by 70.0 percent. This increase was the result of revenue growth, margin improvement, an increase in equity income and a reduction in the effective tax rate. Operating margin, which excludes net interest expense, increased to 11.3 percent in 1994 from 9.1 percent in 1993 as a result of greater growth in commission and fee revenue than the growth in operating expenses. The increase in equity income was primarily due to earnings from new equity affiliates and was also due to improved net income at companies which are less than 50 percent owned. In 1994, the impact of divestitures, net of acquisitions, resulted in a
2.3 percent decrease in consolidated net income, while the weakening of the U.S. dollar against several international currencies increased consolidated net income by 1.4 percent.

     In 1993, consolidated net income increased 9.9 percent compared to 1992 net income before changes in accounting principles. This increase was the result of revenue growth, margin improvement, an increase in equity income and a decrease in minority interest expense. Operating margin decreased to 9.1 percent in 1993 from 9.3 percent in 1992 as a result of lesser growth in commission and fee revenue than the growth in operating expenses. The increase in equity income was the result of improved net income at companies which are less than 50 percent owned. The decrease in minority interest expense was primarily due to the acquisition of certain minority interests in 1993 and lower earnings by companies in which minority interests exist. In 1993, the incremental impact of acquisitions, net of divestitures, accounted for 1.0 percent of the increase in consolidated net income, while the strengthening of the U.S. dollar against several international currencies decreased consolidated net income by 6.6 percent.

     At December 31, 1995, accounts receivable net of allowances for doubtful accounts, increased by $290.7 million from December 31, 1994. At December 31, 1995, accounts payable and other accrued liabilities increased by $222.9 million and $89.3 million, respectively, from December 31, 1994. These increases were primarily due to an increased volume of activity resulting from business growth and acquisitions during the year and, in the case of accounts payable, differences in the dates on which payments to media and other suppliers became due in 1995 compared to 1994.

     Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for
Postemployment Benefits". The cumulative after tax effect of the adoption of this statement decreased net income by $28.0 million.

     The Company's international operations are subject to the risk of currency exchange rate fluctuations. This risk is generally limited to the net income of the operations as the revenues and expenses of the operations are generally denominated in the same currency. When economically beneficial to do so, the Company or its international operations enter into hedging transactions to minimize the risk of adverse currency exchange rate fluctuations on the net income of the operation. The Company's major international markets are the United Kingdom, France, Germany, the Netherlands, Spain, Italy, and Canada. The Company's operations are also subject to the risk of interest rate fluctuations.

     As part of managing the Company's exposures to currency exchange and market interest rates, the Company periodically enters into derivative financial instruments with major well known banks acting as principal counterparty. In order to minimize counterparty risk, the Company only enters into derivative contracts with major well known banks that have credit ratings equal to or better than the Company's. Additionally, these contracts contain provisions for net settlement. As such, the contracts settle based on the spread between the currency rates and interest rates contained in the contracts and the current market rates. This minimizes the risk of an insolvent counterparty being unable to pay the Company and, at the same time, having the creditors of the counterparty demanding the notional principal amount from the Company.

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

     At December 31, 1995 and 1994, the Company had forward exchange contracts outstanding with an aggregate notional principal amount of $325 million and $346 million, respectively, most of which were denominated in the Company's major international market currencies. These contracts predominantly hedge certain of the Company's intercompany receivables and payables which are recorded in a currency different from that in which they will settle. The terms of these contracts are generally three months or less.

     At December 31, 1995, the Company had executed interest rate swap contracts with banks which will become effective during 1996. These contracts consist of; a $75 million notional principal amount U.S. dollar fixed to floating rate swap relating to a portion of the Company's intercompany interest cash flows; and a Deutsche Mark 76.6 million notional principal amount (approximately $53.3 million at the December 31, 1995 exchange rate) floating to fixed rate swap and a $10 million notional principal amount U.S. dollar floating to fixed rate swap, both of which will convert a portion of the Company's floating rate debt to a fixed rate.

     At December 31, 1995 and 1994, the Company had no other derivative contracts outstanding.

     The Company anticipates relatively favorable growth rates in its domestic and international markets.

Capital Resources and Liquidity

     Cash and cash equivalents increased $72.2 million during 1995 to $314.0 million at December 31, 1995. The Company's positive net cash flow provided by operating activities was maintained, in part, by a continued favorable relationship between the collection of accounts receivable and the payment of obligations to media and other suppliers. After annual cash outlays for dividends paid to shareholders and minority interests and the repurchase of the Company's common stock for employee programs, the balance of the cash flow, together with the proceeds from issuance of debt obligations, was used to fund acquisitions, make capital expenditures, repay debt obligations and invest in marketable securities.

     On January 4, 1995, an indirect wholly-owned subsidiary of the Company issued Deutsche Mark 200 million Floating Rate Bonds due January 5, 2000. The bonds bear interest at a per annum rate equal to Deutsche Mark three month LIBOR plus 0.65%.

     On June 1, 1994, the Company issued a Notice of Redemption for the outstanding $100 million of its 6.5% Convertible Subordinated Debentures due 2004. Prior to the July 27,1994 redemption date, debenture holders elected to convert all of their outstanding debentures into common stock of the Company at a conversion price of $14.00 per common share.

     The Company maintains relationships with a number of banks worldwide, which have extended unsecured committed lines of credit in amounts sufficient to meet the Company's cash needs. At December 31, 1995, the Company had $374 million in committed lines of credit, comprised of a $250 million, three year revolving credit agreement and $124 million in unsecured credit lines, principally outside of the United States. Of the $374 million in committed lines, $18 million were used at December 31, 1995. Management believes the aggregate lines of credit available to the Company are adequate to support its short-term cash requirements for dividends, capital expenditures and maintenance of working capital.

     The Company anticipates that the year end cash position, together with the future cash flows from operations and funds available under existing credit facilities will be adequate to meet its long-term cash requirements as presently contemplated.

     On March 1, 1996, the Company issued Deutsche Mark 100 million Floating Rate Bonds (approximately $68 million). The bonds are unsecured, unsubordinated obligations of the Company and bear interest at a per annum rate equal to Deutsche Mark three month LIBOR plus 0.375%. The bonds will mature on March 1, 1999 and will be repaid at par. The proceeds of this issuance will be used for general corporate purposes, including the reduction of outstanding commercial paper debt.

Item 8.  Financial Statements and Supplementary Data

     The financial statements and supplementary data required by this item appear beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information with respect to the directors of the Company and compliance with Section 16 rules is incorporated by reference to the Company's definitive proxy statement expected to be filed by April 8, 1996. Information regarding the Company's executive officers is set forth in Part I of this Form 10-K.

Item 11.  Executive Compensation

     Incorporated by reference to the Company's definitive proxy statement expected to be filed by April 8, 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference to the Company's definitive proxy statement expected to be filed by April 8, 1996.

Item 13.  Certain Relationships and Related Transactions

     Incorporated by reference to the Company's definitive proxy statement expected to be filed by April 8, 1996.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on  Form 8-K

                                                                            Page
                                                                            ----
(a) 1.Financial Statements:

      Report of Management................................................  F-1
      Report of Independent Public Accountants............................  F-2
      Consolidated Statements of Income for the three years
       ended December 31, 1995............................................  F-3
      Consolidated Balance Sheets at December 31, 1995 and 1994...........  F-4
      Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1995............................................  F-5
      Consolidated Statements of Cash Flows for the three years
       ended December 31, 1995............................................  F-6
      Notes to Consolidated Financial Statements..........................  F-7
      Quarterly Results of Operations (Unaudited).........................  F-19

    2.Financial Statement Schedules:
      Report of Independent Public Accountants with regard to the
       Consolidated Financial Statements of Chiat/Day Holdings, Inc.......  S-1
      Report of Independent Public Accountants with regard to the
       Consolidated Financial Statements of Ross Roy Communications, Inc..  S-2
      Schedule II--Valuation and Qualifying Accounts (for the three years
       ended December 31, 1995)..........................................   S-3
      All other schedules are omitted because they are not applicable.

          3.Exhibits:

          (3)(i) Articles of Incorporation (as amended on November 28, 1995 and as restated for filing purposes).


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

          4.2 Copy of Subscription Agreement dated December 14, 1994 by and among the Registrant, BBDO Canada Inc. and Morgan Stanley GmbH and the other Managers listed therein, in connection with the issuance of DM 200,000,000 Floating Rate Bonds of 1995 due January 5, 2000 of BBDO Canada Inc., including form of Guaranty by Registrant, filed as Exhibit
                    4.2 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

          4.3 Paying Agency Agreement dated January 4, 1995 by and among the Registrant, BBDO Canada Inc. and Morgan Stanley GmbH in connection with the issuance of DM 200,000,000 Floating Rate Bonds of 1995 due January 5, 2000 of BBDO Canada Inc. filed as Exhibit 4.3 to Omnicom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, is incorporated herein by reference.

          4.4 Copy of Subscription Agreement dated February 27, 1996 by and among the Registrant, Morgan Stanley Bank AG and Morgan Stanley & Co. International in connection with the issuance of DM 100,000,000 Floating Rate Bonds of 1996 due March 1,1999.

          4.5 Paying Agency Agreement dated March 1, 1996 by and among the Registrant, Morgan Stanley Bank AG and Morgan Stanley & Co. International in connection with the issuance of DM 100,000,000 Floating Rate Bonds of 1996 due March 1, 1999.

          (10)      Material Contracts.

                    Management Contracts, Compensatory Plans, Contracts or Arrangements.

          10.1 Copy of Registrant's 1987 Stock Plan, filed as Exhibit 10.26 to Omnicom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1987, is incorporated herein by reference.

          10.2      Amendments  to  Registrant's  1987  Stock  Plan,  listed  as
                    Exhibit   10.1   above,   approved   by   the   Registrant's
                    shareholders on May 24, 1994.

          10.3 Copy of Registrant's Profit-Sharing Retirement Plan dated May 16, 1988, filed as Exhibit 10.24 to Omnicom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, is incorporated herein by reference.

          10.4 Amendment to Registrant's Profit-Sharing Retirement Plan, listed as Exhibit 10.3 above, adopted February 4, 1991, filed as Exhibit 10.28 to Omnicom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, is incorporated herein by reference.

          10.5 Amendment to Registrant's Profit-Sharing Retirement Plan listed as Exhibit 10.3 above, adopted on December 7, 1992, filed as Exhibit 10.13 to Omnicom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, is incorporated herein by reference.

          10.6 Amendment to Registrant's Profit-Sharing Retirement Plan listed as Exhibit 10.3 above, adopted on July 1, 1993, filed as Exhibit 10.10 to Omnicom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, incorporated herein by reference.

          10.7 Standard Form of the Registrant's 1988 Executive Salary Continuation Plan Agreement, filed as Exhibit 10.24 to Omnicom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, is incorporated herein by reference.

          10.8 Standard Form of the Registrant's Indemnification Agreement with members of Registrant's Board of Directors, filed as
                    Exhibit 10.25 to Omnicom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, is incorporated herein by reference.

          10.9 Copy of DDB Needham Worldwide Joint Savings Plan, effective as of May 1, 1989, filed as Exhibit 10.26 to Omnicom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, is incorporated herein by reference.

          10.10 Copy of Severance Agreement dated July 6, 1993, between Keith Reinhard and The DDB Needham Worldwide Communications Group, Inc. (then known as DDB Needham Worldwide Inc.), filed as Exhibit 10.11 to Omnicom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, incorporated herein by reference.

          10.11 Copy of Employment Agreement dated May 26, 1993, between William G. Tragos and TBWA International B.V., filed as
                    Exhibit 10.13 to Omnicom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, incorporated herein by reference.

          10.12 Copy of Deferred Compensation Agreement dated October 12, 1984, between William G. Tragos and TBWA Advertising Inc., filed as Exhibit 10.14 to Omnicom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, incorporated herein by reference.

          10.13 Standard Form of Severance Compensation Agreement incorporated by reference to BBDO International Inc.'s Form S-1 Registration Statement filed with the Securities and Exchange Commission on September 28, 1973, is incorporated herein by reference.

                    Other Material Contracts.

          10.14 Copy of $250,000,000 Second Amended and Restated Credit Agreement, dated as of July 15, 1994, between Omnicom Finance Inc., Swiss Bank Corporation and the financial institutions party thereto, filed as Exhibit 10.16 to Omnicom Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, is incorporated herein by reference.

          (21)      Subsidiaries of the Registrant........................  S-4

          (23)      Consents of Experts and Counsel.

           23.1     Consent of Arthur Andersen LLP........................  S-15

           23.2     Consent of Coopers & Lybrand LLP......................  S-16

           23.3     Consent of Deloitte & Touche LLP......................  S-17

          (24) Powers of Attorney from Bernard Brochand, Robert J. Callander, James A. Cannon, Leonard S. Coleman, Jr., Peter
                    I. Jones, John R. Purcell, Keith L. Reinhard, Allen Rosenshine, Gary L. Roubos, Quentin I. Smith, Jr., Robin B. Smith, William G. Tragos and Egon P.S. Zehnder.

          (27)      Financial Data Schedule (filed in electronic format only).

     (b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             OMNICOM GROUP INC.
Date: March 25, 1996
                                             By:      /s/ FRED J. MEYER
                                                -------------------------------
                                                          Fred J. Meyer
                                                     Chief Financial Officer

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


                       Signature                                    Title                            Date
                       ---------                                    -----                            ----

                 /s/ BRUCE CRAWFORD                           Chairman and Chief                   March 25, 1996
    --------------------------------------------         Executive Officer and Director
                     (Bruce Crawford)

                  /s/ JOHN D. WREN                          President and Director                 March 25, 1996
    --------------------------------------------
                      (John D. Wren)

                  /s/ FRED J. MEYER                         Chief Financial Officer                March 25, 1996
    --------------------------------------------                  and Director
                      (Fred J. Meyer)

                  /S/ DALE A. ADAMS                          Controller (Principal                 March 25, 1996
     --------------------------------------------              Accounting Officer)
                      (Dale A. Adams)

                 /s/ BARRY J. WAGNER                          Secretary and General                March 25, 1996
     --------------------------------------------                   Counsel
                   (Barry J. Wagner)

                 /s/ BERNARD BROCHAND*                              Director                       March 25, 1996
    --------------------------------------------
                     (Bernard Brochand)

               /s/ ROBERT J. CALLANDER*                             Director                       March 25, 1996
    --------------------------------------------
                   (Robert J. Callander)

                 /s/ JAMES A. CANNON*                               Director                       March 25, 1996
    --------------------------------------------
                     (James A. Cannon)

             /s/ LEONARD S. COLEMAN, JR.*                           Director                       March 25, 1996
    --------------------------------------------
                 (Leonard S. Coleman, Jr.)

                  /s/ PETER I. JONES *                              Director                       March 25, 1996
    --------------------------------------------
                      (Peter I. Jones)

                  /s/ JOHN R. PURCELL*                              Director                       March 25, 1996
    --------------------------------------------
                      (John R. Purcell)

                 /s/ KEITH L. REINHARD*                             Director                       March 25, 1996
    --------------------------------------------
                     (Keith L. Reinhard)

                 /s/ ALLEN ROSENSHINE *                             Director                       March 25, 1996
    --------------------------------------------
                     (Allen Rosenshine)

                 /s/ GARY L. ROUBOS*                                Director                       March 25, 1996
    --------------------------------------------
                     (Gary L. Roubos)

             /s/ QUENTIN I. SMITH, JR.*                             Director                       March 25, 1996
    --------------------------------------------
                 (Quentin I. Smith, Jr.)

                 /s/ ROBIN B. SMITH*                                Director                       March 25, 1996
    --------------------------------------------
                     (Robin B. Smith)

                /s/ WILLIAM G. TRAGOS*                               Director                      March 25, 1996
    --------------------------------------------
                    (William G. Tragos)

               /s/ EGON P.S. ZEHNDER*                               Director                       March 25, 1996
    --------------------------------------------
                   (Egon P.S. Zehnder)

*By              /s/ BARRY J. WAGNER
    --------------------------------------------
                     Barry J. Wagner
                    Attorney-in-fact



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


          BRUCE CRAWFORD                               FRED J. MEYER
----------------------------------------    ------------------------------------
          Bruce Crawford                               Fred J. Meyer
Chairman and Chief Executive Officer              Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
  Shareholders of Omnicom Group Inc.:

     We have audited the accompanying consolidated balance sheets of Omnicom Group Inc. (a New York corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. Prior to 1995, we did not audit the financial statements of Chiat/Day Holdings, Inc. and Ross Roy Communications, Inc., companies acquired during 1995 in two transactions accounted for as poolings of interests, as discussed in Note 2. Such statements are included in the consolidated financial statements of Omnicom Group Inc. and account for total assets of 6% at December 31, 1994 and total revenues of 7% and 11% for the years ended December 31, 1994 and 1993, respectively, of the consolidated totals, after restatement to reflect certain adjustments. The financial statements of Chiat/Day Holdings, Inc. and Ross Roy Communications, Inc. prior to those adjustments were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely upon the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Omnicom Group Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

     As discussed in Note 13 to the consolidated financial statements, effective January 1, 1994, the Company changed its method of accounting for postemployment benefits.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on page S-3 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, based on our audits and the reports of other auditors, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                           ARTHUR ANDERSEN LLP


New York, New York
February 20, 1996 (except for Note 14
as to which the date is March 1, 1996)

                       OMNICOM GROUP INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                              Years Ended December 31,
                                                               (Dollars in Thousands
                                                               Except Per Share Data)
                                                        ------------------------------------

                                                       1995             1994             1993
                                                       ----             ----             ----
COMMISSIONS AND FEES.............................   $2,257,536        $1,907,795      $1,688,960

OPERATING EXPENSES:
     Salaries and Related Costs..................    1,305,087         1,102,944         988,566
     Office and General Expenses.................      681,544           588,747         524,435
     Special Charge..............................        --                --             22,714
                                                     ---------         ---------       ---------
                                                     1,986,631         1,691,691       1,535,715
                                                     ---------         ---------       ---------

OPERATING PROFIT.................................      270,905           216,104         153,245

NET INTEREST EXPENSE:
     Interest and Dividend Income................      (15,019)          (13,295)        (15,538)
     Interest Paid or Accrued....................       43,271            40,485          47,105
                                                     ---------         ---------       ---------
                                                        28,252            27,190          31,567
                                                     ---------         ---------       ---------
INCOME BEFORE INCOME TAXES
     AND CHANGE IN ACCOUNTING
     PRINCIPLE...................................      242,653           188,914         121,678
INCOME TAXES.....................................       97,386            77,927          58,485
                                                     ---------         ---------       ---------
INCOME AFTER INCOME TAXES AND BEFORE
  CHANGE IN ACCOUNTING PRINCIPLE.................      145,267           110,987          63,193
EQUITY IN AFFILIATES.............................       20,828            18,322          13,180
MINORITY INTERESTS...............................      (26,140)          (17,814)        (10,805)
                                                     ---------         ---------       ---------
INCOME BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE...........................      139,955           111,495          65,568
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE...........................        --              (28,009)          --
                                                     ---------         ---------       ---------
NET INCOME.......................................   $  139,955        $   83,486      $   65,568
                                                     =========         =========       =========

NET INCOME PER COMMON SHARE:
   Income Before Change in
     Accounting Principle:
        Primary..................................   $     1.89        $     1.58      $     1.03
        Fully Diluted............................   $     1.85        $     1.54      $     1.01
   Cumulative Effect of Change
     in Accounting Principle:
        Primary..................................   $    --           $    (0.40)     $    --
        Fully Diluted............................   $    --           $    (0.40)     $    --
   Net Income:
        Primary..................................   $     1.89        $     1.18      $    1.03
        Fully Diluted............................   $     1.85        $     1.18      $    1.01



The accompanying notes to consolidated financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                   A S S E T S

                                                                                          December 31,
                                                                                      (Dollars in Thousands)
                                                                                   ---------------------------
                                                                                      1995            1994
                                                                                      ----            ----
CURRENT ASSETS:
    Cash and cash equivalents....................................................  $   313,999     $   241,797
    Investments available-for-sale, at market, which approximates cost...........       21,474          28,425
    Accounts receivable, less allowance for doubtful accounts of
        $23,352 and $23,528 (Schedule II)........................................    1,503,212       1,212,501
    Billable production orders in process, at cost...............................      106,115          82,357
    Prepaid expenses and other current assets....................................      161,235         148,958
                                                                                    ----------      ----------
    Total Current Assets.........................................................    2,106,035       1,714,038
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost, less
    accumulated depreciation and amortization of $259,664 and $238,468...........      200,473         192,450
INVESTMENTS IN AFFILIATES  ......................................................      200,216         164,524
INTANGIBLES, less accumulated amortization of $157,863 and $133,848..............      832,698         758,973
DEFERRED TAX BENEFITS............................................................       70,242          65,064
DEFERRED CHARGES AND OTHER ASSETS ...............................................      118,013         145,162
                                                                                    ----------      ----------
                                                                                    $3,527,677      $3,040,211
                                                                                    ==========      ==========

        L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y

CURRENT LIABILITIES:
    Accounts payable.............................................................   $1,734,500      $1,511,610
    Current portion of long-term debt............................................        2,934          23,537
    Bank loans ..................................................................       18,097          10,640
    Advance billings.............................................................      245,516         215,181
    Accrued taxes on income......................................................       41,756          52,989
    Other accrued taxes..........................................................       66,167          63,238
    Other accrued liabilities....................................................      380,407         291,072
    Dividends payable............................................................       13,067          11,262
                                                                                    ----------      ----------
    Total Current Liabilities....................................................    2,502,444       2,179,529
                                                                                    ----------      ----------
LONG-TERM DEBT  .................................................................      290,379         199,487
DEFERRED COMPENSATION AND OTHER LIABILITIES .....................................      122,623         150,291
MINORITY INTERESTS ..............................................................       60,724          42,738
COMMITMENTS AND CONTINGENT LIABILITIES (Note 10)
SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value, 7,500,000 shares authorized, none
        issued...................................................................          --              --
    Common stock, $.50 par value, 150,000,000 shares authorized,
        79,842,976 and 79,262,232 shares issued in 1995 and 1994, respectively...       39,921          39,631
    Additional paid-in capital...................................................      390,984         381,770
    Retained earnings............................................................      299,704         207,488
    Unamortized restricted stock.................................................      (30,739)        (25,631)
    Cumulative translation adjustment............................................      (26,641)        (28,254)
    Treasury stock, at cost, 5,184,814 and 5,022,374 shares in 1995 and
        1994, respectively.......................................................     (121,722)       (106,838)
                                                                                    ----------      ----------
        Total Shareholders' Equity...............................................      551,507         468,166
                                                                                    ----------      ----------
                                                                                    $3,527,677      $3,040,211
                                                                                    ==========      ==========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       OMNICOM GROUP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                      Three Years Ended December 31, 1995
                                                                            (Dollars in Thousands)

                                      Common Stock         Additional          Unamortized  Cumulative                Total
                                    ---------------------
                                                            Paid-in   Retained Restricted  Translation  Treasury   Shareholders'
                                     Shares     Par Value   Capital   Earnings    Stock     Adjustment    Stock      Equity
                                    ---------   ---------  --------   -------- ----------- ----------- --------  ------------

Balance December 31, 1992......... 63,546,510    $31,773   $172,474   $143,955   $(15,307)  $(38,200)   $(53,586)  $241,109

Pooling of interests adjustment
   related to acquisition of
   TBWA International............   2,698,520      1,349       (551)    (6,309)               (1,834)                (7,345)
                                   ----------     ------    -------    -------    -------    -------    --------    -------
Balance January 1, 1993,
   as restated                     66,245,030     33,122     171,923   137,646    (15,307)   (40,034)    (53,586)   233,764


Net income.......................                                       65,568                                       65,568


Dividends declared...............                                      (36,992)                                     (36,992)


Amortization of
   restricted shares                                                                7,096                             7,096


Share transactions under
   employee stock plans..........    (627,754)      (314)    19,542               (13,596)                15,413     21,045


Shares issued for acquisitions                                7,303                                       21,948     29,251


Conversion of 7% Debentures......   6,668,158      3,334     82,519                                                  85,853


Cumulative translation
   adjustment ...................                                                            (25,780)               (25,780)


Repurchases of shares............                                                                        (51,885)   (51,885)
                                   ----------     ------    -------    -------    -------    -------    --------    -------
Balance December 31, 1993........  72,285,434     36,142    281,287    166,222    (21,807)   (65,814)    (68,110)   327,920


Net income.......................                                       83,486                                       83,486


Dividends declared...............                                      (42,220)                                     (42,220)


Amortization of restricted
   shares .......................                                                   9,535                             9,535


Share transactions under employee
   stock plans...................    (165,668)       (83)     2,952               (13,359)                16,796      6,306


Shares issued for acquisitions                                1,103                                       11,932     13,035


Conversion of 6.5% Debentures....   7,142,466      3,572     96,428                                                 100,000


Cumulative translation
   adjustment ...................                                                             37,560                 37,560


Repurchases of shares............                                                                        (67,456)   (67,456)
                                   ----------     ------    -------    -------    -------    -------    --------    -------
Balance December 31, 1994........  79,262,232     39,631    381,770    207,488    (25,631)   (28,254)   (106,838)   468,166


Net income.......................                                      139,955                                      139,955


Dividends declared...............                                      (47,739)                                     (47,739)


Amortization of restricted shares                                                  10,713                            10,713


Share transactions under employee
   stock plans...................     580,744        290      8,205               (15,821)                17,111      9,785


Shares issued for acquisitions ..                             1,009                                        2,659      3,668


Cumulative translation
   adjustment ...................                                                              1,613                  1,613


Repurchases of shares............                                                                        (34,654)   (34,654)
                                   ----------    -------   --------   --------   --------   --------   ---------   --------
Balance December 31, 1995........  79,842,976    $39,921   $390,984   $299,704   $(30,739)  $(26,641)  $(121,722)  $551,507
                                   ==========    =======   ========   ========   ========   ========   =========   ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years Ended December 31,
                                                                                     (Dollars in Thousands)
                                                                            -----------------------------------
                                                                              1995         1994         1993
                                                                            ---------    ---------    ---------
Cash Flows From Operating Activities:
   Net income..........................................................     $139,955     $ 83,486      $ 65,568
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization of tangible assets..................       45,879       41,308        40,092
     Amortization of intangible assets.................................       28,250       25,046        19,034
     Minority interests................................................       26,140       17,549        10,805
     Earnings of affiliates in excess of dividends received............       (5,682)     (10,484)       (6,823)
     Decrease (increase) in deferred taxes.............................        2,400       (3,272)         (669)
     Provisions for losses on accounts receivable......................        6,024        9,788         7,690
     Amortization of restricted shares.................................       10,713        9,535         7,096
     Increase in accounts receivable...................................     (259,560)    (139,194)      (16,481)
     (Increase) decrease in billable production........................      (22,442)      (4,735)        6,129
     (Increase) decrease in other current assets.......................       (7,040)     (27,166)       20,000
     Increase in accounts payable......................................      180,850      258,371        61,105
     Increase (decrease) in other accrued liabilities..................      107,087       77,476       (18,769)
     (Decrease) increase in accrued taxes on income....................      (12,808)      17,752         1,187
     Other.............................................................      (13,177)       4,703        18,066
                                                                            --------    ---------     ---------
Net Cash Provided By Operating Activities ............................       226,589      360,163       214,030
                                                                            --------    ---------     ---------
Cash Flows From Investing Activities:
  Capital expenditures.................................................      (49,568)     (43,983)      (33,646)
  Purchases of equity interests in subsidiaries
      and affiliates, net of cash acquired.............................     (118,784)    (150,660)      (80,577)
  Sales of equity interests in subsidiaries and
      affiliates.......................................................       15,278          499           558
  Purchases of investments available-for-sale and
     other investments.................................................      (14,200)      (8,154)      (49,733)
  Sales of investments available-for-sale and
      other investments................................................       21,496       24,165        17,396
                                                                            --------    ---------     ---------
Net Cash Used In Investing Activities .................................     (145,778)    (178,133)     (146,002)
                                                                            --------    ---------     ---------
Cash Flows From Financing Activities:
   Net borrowings (repayments) under lines of credit...................        6,883      (25,033)      (14,167)
   Proceeds from issuances of debt obligations.........................      135,162       36,161       149,593
   Repayment of principal of debt obligations..........................      (67,718)     (35,815)      (49,664)
   Share transactions under employee stock plans.......................        5,681        7,911         7,526
   Dividends and loans to minority stockholders........................      (15,498)      (8,062)       (8,033)
   Dividends paid......................................................      (45,935)     (41,307)      (35,470)
   Purchases of treasury shares.......................................       (34,654)     (67,456)      (51,885)
                                                                            --------    ---------     ---------
Net Cash Used in Financing Activities ................................       (16,079)    (133,601)       (2,100)
                                                                            --------    ---------     ---------
   Effect of exchange rate changes on cash and cash
     equivalents.......................................................        7,470       13,244       (14,199)
                                                                            --------    ---------     ---------
Net Increase in Cash and Cash Equivalents .............................       72,202       61,673        51,729
Cash and Cash Equivalents At Beginning of Period ......................      241,797      180,124       128,395
                                                                            --------    ---------     ---------
Cash and Cash Equivalents At End of Period ............................     $313,999    $ 241,797     $ 180,124
                                                                            ========    =========     =========
Supplemental Disclosures:
  Income taxes paid....................................................     $109,241    $  46,034     $  50,995
                                                                            ========    =========     =========
  Interest paid........................................................     $ 36,482    $  37,895     $  41,432
                                                                            ========    =========     =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Business. Omnicom Group Inc., through its wholly and partially-owned companies, operates advertising agencies which plan, create, produce and place advertising in various media such as television, radio, newspaper and magazines. Additional services such as marketing consultation, consumer market research, design and production of merchandising and sales promotion programs and materials, direct mail advertising, corporate identification, and public relations are offered to clients. These services are offered to clients worldwide on a local, national, pan-regional or global basis.

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

      Restatements and Reclassifications. During 1995, the Company completed certain acquisitions which were accounted for under the pooling of interests method of accounting, as discussed in Note 2. Accordingly, the Company's consolidated financial statements and notes to consolidated financial statements have been restated to include the results of these companies for all periods presented. On December 15, 1995, the Company completed a two-for-one stock split in the form of a 100% stock dividend; as such all prior year balances have been restated to give retroactive effect to the split. In addition, certain prior year amounts have been reclassified to conform with the 1995 presentation.

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

      Foreign Currency Translation. The Company's financial statements were prepared in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Under this method, net transaction gains of $.4 million, $4.0 million and $4.4 million are included in 1995, 1994 and 1993 net income, respectively.

      Earnings Per Common Share. Primary earnings per share is based upon the weighted average number of common shares and common share equivalents outstanding during each year. Fully diluted earnings per share is based on the above and if dilutive, adjusted for the assumed conversion of the Company's Convertible Subordinated Debentures and the assumed increase in net income for the after tax interest cost of these debentures. For the year ended December 31, 1995 the 4.5%/6.25% Step-Up Convertible Subordinated Debentures were assumed to be converted for the full year. For the year ended December 31, 1994 the 4.5%/6.25% Step-Up Convertible Subordinated Debentures were assumed to be converted for the full year; and the 6.5% Convertible Subordinated Debentures were assumed to be converted through July 27, 1994, when they were converted into common stock. For the year ended December 31, 1993, the 6.5% Convertible Subordinated Debentures were assumed to be converted for the full year; the 7% Convertible Subordinated Debentures were assumed to be converted through October 8, 1993 when they were converted into common stock; and the 4.5%/6.25% Step-Up Convertible Subordinated Debentures were assumed to be converted from their September 1, 1993 issuance date. The number of shares used in the computations were as follows:
                                            1995          1994          1993
                                            ----          ----          ----
    Primary EPS computation ..........   74,375,300    70,764,800    63,827,900

    Fully diluted EPS computation ....   79,913,100    79,925,700    77,739,200

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

      Intangibles. Intangibles represent acquisition costs in excess of the fair value of tangible net assets of purchased subsidiaries. The intangible values associated with the Company's business consist predominantly of two types; the value of the worldwide agency networks, and the value of ongoing client relationships. The Company's worldwide agency networks have been operating for an average of over sixty years and intangibles associated with enhancing network value are intended to enhance the long term value of the networks. Client relationships in the advertising industry are typically long term in nature and the Company's largest clients have on average been clients for approximately thirty years. As such, intangibles are amortized on a straight-line basis principally over a period of forty years. Each year, the intangibles are written off if and to the extent they are determined to be impaired. Intangibles are considered to be impaired if the future anticipated undiscounted cash flows arising from the use of the intangibles is less than the net unamortized cost of the intangibles.

      Deferred Taxes. Deferred tax liabilities and tax benefits relate to the recognition of certain revenues and expenses in different years for financial statement and tax purposes.

      Cash Flows. The Company's cash equivalents are primarily comprised of investments in overnight interest-bearing deposits and money market instruments with original maturity dates of three months or less.

      The following supplemental schedule summarizes the fair value of assets acquired, cash paid, common shares issued and the liabilities assumed in conjunction with the acquisition of equity interests in subsidiaries and affiliates, for each of the three years ended December 31:

                                                            (Dollars in thousands)
                                                   1995             1994              1993
                                                   ----             ----              ----
     Fair value of non-cash assets acquired ...  $129,425         $265,865          $287,177

     Cash paid, net of cash acquired ..........  (118,784)        (150,660)          (80,577)

     Common shares issued .....................    (3,668)         (13,035)          (21,906)
                                                  -------         --------          --------
     Liabilities assumed ......................   $ 6,973         $102,170          $184,694
                                                  =======         ========          ========

      During 1994, the Company issued 7,142,466 shares of common stock upon conversion of $100 million of its 6.5% Convertible Subordinated Debentures. During 1993, the Company issued 6,668,158 shares of common stock upon conversion of $85.9 million of its 7% Convertible Subordinated Debentures.

      Concentration of Credit Risk The Company provides advertising and marketing services to a wide range of clients who operate in many industry sectors around the world. The Company grants credit to all qualified clients, but does not believe it is exposed to any undue concentration of credit risk to any significant degree.

      Derivative Financial Instruments. Derivative financial instruments consist principally of forward exchange contracts and interest rate swaps. In order for derivative financial instruments to qualify for hedge accounting the following criteria must be met: (a) the hedging instrument must be designated as a hedge;
(b) the hedged exposure must be specifically identifiable and expose the Company

                      OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to risk; and (c) it must be highly probable that a change in fair value of the derivative financial instrument and an opposite change in the fair value of the hedged exposure will have a high degree of correlation. The majority of the Company's derivative activity relates to forward exchange contracts. The Company executes these contracts in the same currency as the hedged exposure, whereby 100% correlation is achieved. Gains and losses on derivative financial instruments which are hedges of existing assets or liabilities are included in the carrying amount of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Interest received and/or paid arising from swap agreements which qualify as hedges are recognized in income when the interest is receivable or payable. Derivative financial instruments which do not qualify as hedges are revalued to the current market rate and any gains or losses are recorded in income in the current period.

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2. ACQUISITIONS

      In August 1995, the Company completed the acquisitions of Ross Roy Communications and Chiat/Day Holdings. Both transactions were accounted for under the pooling of interests method of accounting. Accordingly, the Company's financial statements have been restated to include the results of Ross Roy Communications and Chiat/Day Holdings for all periods presented. A total of 2,556,646 shares were issued in connection with these acquisitions.

      In May 1993, the Company completed its acquisition of a third agency network, TBWA International. The acquisition was accounted for as a pooling of interests and, accordingly, the results of operations for TBWA International have been included in these consolidated financial statements since January 1, 1993.

      During 1995 the Company made several other acquisitions within the advertising industry whose aggregate cost, in cash or by issuance of the Company's common stock, totaled $125.2 million for net assets, which included intangible assets of $108.7 million. Due to the nature of the advertising industry, companies acquired generally have minimal tangible net assets. The majority of the purchase price is paid for ongoing client relationships and to enhance the Company's worldwide agency networks and marketing service companies. Included in both figures are contingent payments related to prior year acquisitions totaling $45.0 million. Pro forma combined results of operations of the Company as if these acquisitions had occurred on January 1, 1994 do not materially differ from the reported amounts in the consolidated statements of income for each of the two years in the period ended December 31, 1995.

      Certain acquisitions entered into in 1995 and prior years require payments in future years if certain results are achieved. Formulas for these contingent future payments differ from acquisition to acquisition. Contingent future payments are not expected to be material to the Company's results of operations or financial position.


3. BANK LOANS AND LINES OF CREDIT

      Bank loans primarily comprised bank overdrafts of international subsidiaries which are treated as loans pursuant to bank agreements. The weighted average interest rate on the borrowings outstanding as of December 31, 1995 and 1994 was 6.5% and 9.0%, respectively. At December 31, 1995 and 1994, the Company had unsecured committed lines of credit aggregating $374 million and $390 million, respectively. The unused portion of credit lines was $356 million at both December 31, 1995 and 1994. The lines of credit are generally extended at the banks' lending rates to their most credit worthy borrowers. Material compensating balances are not required within the terms of these credit agreements.

      At December 31, 1995 and 1994, the committed lines of credit included $250 million under a three year revolving credit agreement expiring June 30, 1997. Due to the long term nature of this credit agreement, borrowings under the agreement would be classified as long-term debt. There were no borrowings under the revolving credit agreement at December 31, 1995 and 1994.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The revolving credit agreement includes a facility for issuing commercial paper backed by a bank letter of credit. During the years ended December 31, 1995, 1994 and 1993, the Company issued commercial paper with an average original maturity of 31, 33 and 32 days, respectively. The Company had no commercial paper borrowings outstanding as of December 31, 1995, 1994, and 1993. The maximum outstanding during the year was $210 million, $230 million and $194 million, in 1995, 1994, and 1993, respectively. The gross amount of issuance and redemption during the year was $1,211 million, $1,587 million and $1,337 million in 1995, 1994 and 1993, respectively.

4. EMPLOYEE STOCK PLANS

      Under the terms of the Company's 1987 Stock Plan, as amended (the "1987 Plan"), 13,100,000 shares of common stock of the Company have been reserved for restricted stock awards and non-qualified stock options to key employees of the Company. The remaining number of such reserved shares was 4,083,000 at December 31, 1995.

      Under the terms of the 1987 Plan, the option price may not be less than 100% of the market value of the stock at the date of the grant. Options become exercisable 30% on each of the first two anniversary dates of the grant date with the final 40% becoming exercisable three years from the grant date.

      Under the 1987 Plan, 830,000, 610,000 and 570,000 non-qualified options were granted in 1995, 1994 and 1993, respectively.

      A summary of changes in outstanding options for the three years ended December 31, 1995 is as follows:


                                                                         Years Ended December 31,
                                                              -------------------------------------------
                                                                1995             1994           1993
                                                                ----             ----           ----
     Shares under option (at prices ranging
        from $8.4375 to $24.2188) --
        Beginning of year.................................    2,388,000       2,144,800       1,996,000

     Options granted (at prices ranging from
        $25.875 to $32.4063)..............................      830,000         610,000         570,000

     Options exercised (at prices ranging
        from $8.4375 to $24.2188).........................     (255,600)       (366,800)       (395,600)

     Options forfeited....................................           --              --         (25,600)
                                                              ---------       ---------       ---------
     Shares under option (at prices ranging
        from $8.4375 to $32.4063)-- End of year...........    2,962,400       2,388,000       2,144,800
                                                              =========       =========       =========
     Shares exercisable...................................    1,507,400       1,267,500       1,125,300

      Under the 1987 Plan, 612,168 shares,  629,160 shares and 674,400 shares of
restricted   stock  of  the  Company  were  awarded  in  1995,  1994  and  1993, respectively.

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

                      OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Restricted shares may not be sold, transferred, pledged or otherwise encumbered until the restrictions lapse. Under most circumstances, the employee must resell the shares to the Company at par value if the employee ceases employment prior to the end of the period of restriction. A summary of changes in outstanding shares of restricted stock for the three years ended December 31, 1995 is as follows:

                                               Years Ended December 31,

                                          1995            1994          1993
                                          ----            ----          ----
     Beginning balance...............   1,564,164      1,480,872      1,259,504

       Amount granted................     612,168        629,160        674,400

       Amount vested.................    (490,422)      (461,206)      (403,424)

       Amount forfeited..............     (38,910)       (84,662)       (49,608)
                                        ---------      ---------      ---------
     Ending balance..................   1,647,000      1,564,164      1,480,872
                                        =========      =========      =========


      The charge to operations in connection with these restricted stock awards for the years ended December 31, 1995, 1994 and 1993 amounted to $10.7 million, $9.5 million and $7.1 million, respectively.

5. SEGMENT REPORTING

      The Company operates advertising agencies and offers its clients additional marketing services and specialty advertising through its wholly-owned and partially-owned businesses. A summary of the Company's operations by geographic area as of December 31, 1995, 1994 and 1993, and for the years then ended is presented below:

                                                         Dollars in Thousands)
                                             -------------------------------------------
                                             United
                                             States        International    Consolidated
                                             ------        -------------    ------------
     1995

           Commissions and Fees..........  $1,117,226       $1,140,310      $  2,257,536

           Operating Profit .............     139,927          130,978           270,905

           Net Income ...................      69,906           70,049           139,955

           Identifiable Assets...........   1,316,521        2,211,156         3,527,677


     1994

           Commissions and Fees..........   $ 990,774        $ 917,021       $ 1,907,795

           Operating Profit .............     125,762           90,342           216,104

           Net Income ...................      41,381           42,105            83,486

           Identifiable Assets...........   1,169,966        1,870,245         3,040,211


     1993

           Commissions and Fees.......... $   925,988      $   762,972       $ 1,688,960

           Operating Profit..............      82,873           70,372           153,245

           Net Income....................      25,259           40,309            65,568

           Identifiable Assets...........     930,089        1,484,652         2,414,741

                      OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS IN AFFILIATES

      The Company has in excess of 60 unconsolidated affiliates accounted for under the equity method. The equity method is used when the Company has an ownership of less than 50% and exercises significant influence over the operating and financial policies of the affiliate. The following table summarizes the balance sheets and income statements of the Company's unconsolidated affiliates, primarily in Europe, Australia and Asia, as of December 31, 1995, 1994, 1993, and for the years then ended:

                                                     Dollars in Thousands)

                                              1995          1994          1993
                                              ----          ----          ----
           Current assets..............   $1,399,700     $1,208,976     $308,741

           Non-current assets..........      147,093        146,899       73,772

           Current liabilities.........    1,400,349      1,196,807      235,389

           Non-current liabilities.....      149,781        162,328       29,596

           Minority interests..........        8,015          9,699        1,149

           Gross revenues..............      702,639        568,171      290,814

           Costs and expenses..........      582,850        451,688      238,039

           Net income..................       79,262         86,001       33,574

      The increase in the summarized balance sheets and income statements of the Company's unconsolidated affiliates in 1995 and 1994 is due to the inclusion of new equity affiliates and the growth of the Company's existing equity affiliates. The Company's equity in the net income of these affiliates amounted to $20.8 million, $18.3 million and $13.2 million for 1995, 1994 and 1993, respectively. The Company's equity in the net tangible assets of these affiliated companies was approximately $76.7 million, $65.8 million and $58.1 million at December 31, 1995, 1994 and 1993, respectively. Included in the Company's investments in affiliates is the excess of acquisition costs over the fair value of tangible net assets acquired. These excess acquisition costs are being amortized on a straight-line basis principally over a period of forty years.


7. LONG-TERM DEBT

      Long-term debt outstanding as of December 31, 1995 and 1994 consisted of the following:

                                                                       (Dollars in Thousands)

                                                                          1995          1994
                                                                          ----          ----
  4.5%/6.25% Step-Up Convertible Subordinated Debentures with
     a scheduled maturity in 2000.....................................  $143,750      $143,750

  Deutsche Mark 200 million Floating Rate Bonds, with a scheduled
     maturity in 2000, interest at DM three month LIBOR plus 0.65%....   139,220            --

  Sundry notes and loans payable to banks and others at rates from
      6% to 25%, maturing at various dates through 2004...............    10,343        79,274
                                                                        --------      --------
                                                                         293,313       223,024

  Less current portion................................................     2,934        23,537
                                                                        --------      --------
    Total long-term debt..............................................  $290,379      $199,487
                                                                        ========      ========

                      OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      During the third quarter of 1993, the Company issued $143,750,000 of 4.5%/6.25% Step-Up Convertible Subordinated Debentures with a scheduled maturity in 2000. The average annual interest rate through the year 2000 is 5.42%. The debentures are convertible into common stock of the Company at a conversion price of $27.44 per share subject to adjustment in certain events. The debentures are not redeemable prior to September 1, 1996. Thereafter, the Company may redeem the debentures initially at 102.984% and at decreasing prices thereafter to 100% at maturity, in each case together with accrued interest. The debentures also may be repaid at the option of the holder at anytime prior to September 1, 2000 if there is a Fundamental Change, as defined in the debenture agreement, at the repayment prices set forth in the debenture agreement, subject to adjustment, together with accrued interest.

      On January 4, 1995, an indirect wholly-owned subsidiary of the Company issued Deutsche Mark 200 million Floating Rate Bonds. The bonds are unsecured, unsubordinated obligations of the issuer and are unconditionally and irrevocably guaranteed by the Company. The bonds bear interest at a rate equal to Deutsche Mark three month LIBOR plus 0.65% and may be redeemed at the option of the issuer on January 5, 1997 or any interest payment date thereafter at their principal amount plus any accrued but unpaid interest. Unless redeemed earlier, the bonds will mature on January 5, 2000 and will be repaid at par.

      On June 1, 1994, the Company issued a Notice of Redemption for its 6.5% Convertible Subordinated Debentures with a scheduled maturity in 2004. Prior to the July 27, 1994 redemption date, debenture holders elected to convert all of their outstanding debentures into common stock of the Company at a conversion price of $14.00 per common share.

      On August 9, 1993, the Company issued a Notice of Redemption for its 7% Convertible Subordinated Debentures with a scheduled maturity in 2013. Prior to the October 1993 redemption date, debenture holders elected to convert all of their outstanding debentures into common stock of the Company at a conversion price of $12.875 per common share.

      On July 15, 1994, the Company amended and restated the revolving credit agreement originally entered into in 1988. This $250 million revolving credit agreement is with a consortium of banks expiring June 30, 1997. This credit agreement includes a facility for issuing commercial paper backed by a bank letter of credit. The agreement contains certain financial covenants regarding current ratio, ratio of total consolidated indebtedness to total consolidated capitalization, ratio of net cash flow to consolidated indebtedness, and limitations on investments in and loans to affiliates and unconsolidated subsidiaries. At December 31, 1995 the Company was in compliance with all of these covenants.

      Aggregate maturities of long-term debt in the next five years are as follows:

                                                          (Dollars in Thousands)

           1996.............................................       $2,934

           1997.............................................        2,939

           1998.............................................        1,418

           1999.............................................          478

           2000.............................................      283,269

                      OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES

      Income before income taxes and the provision for taxes on income consisted of the amounts shown below:

                                                  Years Ended December 31,
                                                  (Dollars in Thousands)
                                           ----------------------------------
                                             1995         1994         1993
                                             ----         ----         ----
       Income before income taxes:
           Domestic.....................   $107,536      $90,064     $ 43,577
           International................    135,117       98,850       78,101
                                           --------     --------     --------
              Totals....................   $242,653     $188,914     $121,678
                                           ========     ========     ========

       Provision for taxes on income:
           Current:
              Federal...................   $ 29,143     $ 31,500     $ 15,495
              State and local...........      9,837        8,708        8,054
              International.............     57,463       38,855       35,407
                                           --------     --------     --------
                                             96,443       79,063       58,956
                                           --------     --------     --------
       Deferred:
            Federal.....................      2,089       (5,167)         667
            State and local.............     (1,481)      (1,285)         139
            International...............        335        5,316       (1,277)
                                           --------     --------     --------
                                                943       (1,136)        (471)
                                           --------     --------     --------
                   Totals...............   $ 97,386     $ 77,927     $ 58,485
                                           ========     ========     ========


      The Company's effective income tax rate varied from the statutory federal income tax rate as a result of the following factors:

                                                                   1995         1994         1993
                                                                   ----         ----         ----
      Statutory federal income tax rate.......................     35.0%        35.0%        35.0%

      State and local taxes on income, net of
         federal income tax benefit...........................      2.2          2.6          4.6

      International subsidiaries' tax rates
          in excess of federal statutory rate.................      0.1          0.2          0.1

      Non-deductible amortization of goodwill.................      3.4          4.1          4.6

      Losses of domestic subsidiaries without tax benefit.....       --           --          6.6

      Nontaxable proceeds from life insurance policies........       --           --         (2.6)

      Other...................................................     (0.6)        (0.7)        (0.2)
                                                                   ----         ----         ----
      Effective rate..........................................     40.1%        41.2%        48.1%
                                                                   ====         ====         ====


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

      The Company has recorded deferred tax benefits as of December 31, 1995 and 1994 of $125.1 million and $111.1 million, respectively, related principally to tax deductible intangibles, leasehold amortization, restricted stock amortization, severance and compensation, leases and accrued expenses.

      The Company has recorded deferred tax liabilities as of December 31, 1995 and 1994 of $33.2 million and $27.9 million, respectively, related principally to furniture and equipment depreciation and tax lease recognition.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Deferred tax benefits (liabilities) as of December 31, 1995 and 1994 consisted of the amounts shown below (dollars in millions):

                                                       1995          1994
                                                       ----          ----

        Deductible intangibles.....................    $37.9         $31.5

        Acquisition liabilities....................     16.1          12.1

        Lease reserves.............................      8.3           3.0

        Severance and compensation reserves........     28.8          24.7

        Tax loss carryforwards.....................      6.0           7.8

        Amortization and depreciation..............     (2.3)         (3.3)

        Other, net.................................     (2.9)          7.4
                                                       -----         -----
                                                       $91.9         $83.2
                                                       =====         =====

      Net current deferred tax benefits as of December 31, 1995 and 1994 were $21.7 million and $18.1 million, respectively, and were included in prepaid expenses and other current assets. Net non-current deferred tax benefits as of December 31, 1995 and 1994 were $70.2 million and $65.1 million, respectively.

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


9. EMPLOYEE RETIREMENT PLANS

      The Company's international and domestic subsidiaries provide retirement benefits for their employees primarily through defined contribution plans. Company contributions to the plans, which are determined by the boards of directors of the subsidiaries, have been in amounts up to 15% (the maximum amount deductible for federal income tax purposes) of total eligible compensation of participating employees. Expense associated with these plans amounted to $41.7 million, $36.6 million and $26.8 million in 1995, 1994 and 1993, respectively.

      The Company's pension plans are primarily international. These plans are not required to report to governmental agencies pursuant to the Employee Retirement Income Security Act of 1974 (ERISA). Substantially all of these plans are funded by fixed premium payments to insurance companies who undertake legal obligations to provide specific benefits to the individuals covered. Pension expense amounted to $4.4 million, $0.8 million and $1.1 million in 1995, 1994 and 1993, respectively.

      Certain subsidiaries of the Company have executive retirement programs under which benefits will be paid to participants or their beneficiaries over 15 years from age 65 or death. In addition, other subsidiaries have individual deferred compensation arrangements with certain executives which provide for payments over varying terms upon retirement, cessation of employment or death.

      Some of the Company's domestic subsidiaries provide life insurance and medical benefits for retired employees. Eligibility requirements vary by subsidiary, but generally include attainment of a specified combined age plus years of service factor. The expense related to these benefits was not material to the 1995, 1994 and 1993 consolidated results of operations.

10. COMMITMENTS AND CONTINGENT LIABILITIES

      At December 31, 1995, the Company was committed under operating leases, principally for office space. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent expense was $169.1 million in 1995, $152.6 million in 1994 and $149.7 million in 1993 after reduction by rents received from subleases of $11.1 million, $10.2 million and $10.0 million, respectively. Future minimum base rents under terms of noncancellable operating leases, reduced by rents to be received from existing noncancellable subleases, are as follows:

                      OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                               (Dollars in Thousands)
                                       Gross Rent  Sublease Income    Net Rent
                                       ----------  ---------------    --------

         1996.........................   146,491        10,969         135,522
         1997.........................   130,992         8,462         122,530
         1998.........................   108,904         5,862         103,042
         1999.........................    94,412         4,800          89,612
         2000.........................    88,575         3,627          84,948
         Thereafter...................   503,788         9,458         494,330

      Where appropriate, management has established reserves for the difference between the cost of leased premises that were vacated and anticipated sublease income.

      The Company is involved in various routine legal proceedings incident to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings and unasserted claims in the aggregate will not have a material adverse effect on its results of operations, consolidated financial position or liquidity.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1995 and 1994.

                                                1995                            1994
                                       -----------------------        ------------------------
                                       (Dollars in Thousands)         (Dollars in Thousands)
                                       Carrying         Fair          Carrying         Fair
                                        Amount          Value          Amount          Value
                                        ------          -----          ------          -----
Cash, cash equivalents and
  investments available-for-sale....   $335,473       $335,473        $270,222        $270,222
Long-term investments...............      7,520          7,520           5,597           5,597
Long-term debt......................    293,313        346,860         223,024         224,461
Financial Commitments:
  Interest rate swaps...............        --             378             --              --
  Forward exchange contracts........        --             251             --              123
  Guarantees........................        --           7,688             --            0,065

Letters of credit...................        --           1,996             --           19,879

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

      The majority of the Company's remaining long-term debt is primarily floating rate debt and consequently the carrying amount approximates fair value.

Financial Commitments:

      The estimated fair value of derivative positions are based upon quotations received from independent, third party banks and represent the net amount

                      OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

payable to terminate the position, taking into consideration market rates and counterparty credit risk. The fair value of guarantees, principally related to affiliated companies, and letters of credit were based upon the face value of the underlying instruments.

12.  FINANCIAL INSTRUMENTS AND MARKET RISK

      The Company utilizes derivative financial instruments predominantly to reduce certain market risks to which the Company is exposed. These market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities of non-U.S. operations and the impact of changes in interest rates on debt. The Company's derivative activities are limited in volume and confined to risk management activities. Senior management at the Company actively participate in the quantification, monitoring and control of all significant risks. A reporting system is in place which evaluates the impact on the Company's earnings resulting from changes in interest rates, currency exchange rates and other relevant market risks. This system is structured to enable senior management to initiate prompt remedial action, if appropriate. Adequate segregation of duties exists with regard to the execution, recording and monitoring of derivative activities. Additionally, senior management reports periodically to the Audit Committee of the Board of Directors concerning derivative activities. Since 1993, the Audit Committee has established limitations on derivative activities. These limitations have been reviewed annually, most recently on March 21, 1996. The Audit Committee has reconfirmed, for the year 1996, the limitations originally established in 1993.

      At December 31, 1995 the following swap agreements were outstanding:

                                                Maturity          Aggregate          Company           Company
                                                  Date         Notional Amount      Receives            Pays
                                               ------------  ------------------  ---------------      ---------
                                                             (Amounts in thousands)
U.S. dollar fixed to floating rate swap.....   January 1997         $75,000                 8.27%     U.S. Prime
Deutsche Mark ("DM") floating to
   fixed rate swap..........................   January 1997       DM 76,640        3 mo. DM LIBOR          3.79%
U.S. dollar floating to fixed rate swap.....   October 2006         $10,000        6 mo. US LIBOR          6.51%

      The $75 million swap relates to a portion of the Company's intercompany interest cash flows. The DM 76.6 million (approximately $53.3 million at the December 31, 1995 exchange rate) and the $10 million swap agreements convert a portion of the Company's floating rate debt to a fixed rate.

      There were no swap agreements outstanding at December 31, 1994.

      The Company enters into forward exchange contracts predominantly to hedge intercompany receivables and payables which are recorded in a currency different from that in which they will settle. Gains and losses on these positions are deferred and included in the basis of the transaction upon settlement. The terms of these contracts are generally three months or less. At December 31, 1995, the aggregate amount of intercompany receivables and payables subject to this hedge program was $306 million. The table below summarizes by major currency the notional principal amounts of the Company's forward exchange contracts outstanding at December 31, 1995. The "buy" amounts represent the U.S. dollar equivalent of commitments to purchase the respective currency, and the "sell" amounts represent the U.S. dollar equivalent of commitments to sell the respective currency.
                                                       (Dollars in thousands)
                                                     Notional Principal Amount
                                                   ----------------------------
          Currency                                 Company Buys   Company Sells
          --------                                 ------------   -------------

      French Franc.............................      $75,472         $43,283
      U.S. Dollar..............................        6,228          43,770
      German Mark..............................        3,394          39,063
      Hong Kong Dollar.........................        2,246          30,583
      Australian Dollar........................       11,247             --
      Spanish Peseta...........................        4,632           9,902
      Belgium Franc............................        9,583              81
      Dutch Guilder............................        8,463           3,292
      Greek Drachma............................          --            5,120
      Other....................................       12,549          16,367
                                                    --------        --------
             Total.............................     $133,814        $191,461
                                                    ========        ========

                      OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The derivative financial instruments existing at December 31, 1995 and 1994 were entered into for the purpose of hedging certain specific currency and interest rate risks. As a result of these financial instruments, the Company reduced financial risk in exchange for foregoing any gain (reward) which might have occurred if the markets moved favorably. In using derivative financial instruments,  management  exchanged  the  risks  of the  financial  markets  for counterparty risk. In order to minimize counterparty risk the Company only enters into contracts with major well known banks that have credit ratings equal to or better than the Company's. Additionally, these contracts contain provisions for net settlement. As such, the contracts settle based on the spread between the currency rates and interest rates contained in the contracts and the current market rates. This minimizes the risk of an insolvent counterparty being unable to pay the Company the notional principal amount owed to the Company and, at the same time, having the creditors of the counterparty demanding the notional principal amount from the Company.


13.  ADOPTION OF NEW ACCOUNTING PRINCIPLES

      The Company intends to adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" in 1996. The Company does not anticipate that the effect of such adoption will be material to the carrying value of such assets.

      The Company intends to adopt SFAS No. 123, "Accounting for Stock-Based Compensation" in 1996. As permitted by SFAS No. 123, the Company intends to continue to apply the accounting provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and to make annual pro forma disclosures of the effect of adopting the fair value based method of accounting for employee stock options and similar instruments.

      Effective January 1, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits". This statement establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement (referred to in this statement as "postemployment benefits"). Those benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits, job training and counseling, and continuation of benefits such as health care benefits and life insurance coverage. The cumulative after tax effect of the adoption of SFAS No. 112 resulted in a reduction to net income of $28 million.

      Effective January 1, 1994, the Company also adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This Statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. In compliance with SFAS No. 115, the Company classifies these investments as investments available-for-sale. At December 31, 1995, the Company's investments consisted principally of time deposits with financial institutions. These investments, with scheduled maturities of less than one year, are valued at estimated fair value, which approximates cost. These investments are generally redeemed at face value upon maturity and, as such, gains or losses on disposition are immaterial. There are no material unrealized holding gains or losses as of December 31, 1995.


14. SUBSEQUENT EVENT

      On March 1, 1996, the Company issued Deutsche Mark 100 million Floating Rate Bonds (approximately $68 million). The bonds are unsecured, unsubordinated obligations of the Company and bear interest at a per annum rate equal to Deutsche Mark three month LIBOR plus 0.375%. The bonds will mature on March 1, 1999 and will be repaid at par. The proceeds of this issuance will be used for general corporate purposes, including the reduction of outstanding commercial paper debt.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
                   QUARTERLY RESULTS OF OPERATIONS (Unaudited)

      The following table sets forth a summary of the unaudited quarterly results of operations for the two years ended December 31, 1995 and 1994, in thousands of dollars except for per share amounts. As discussed in the notes to the consolidated financial statements, during 1995 the Company completed certain acquisitions which were accounted for under the pooling of interests method of accounting. Accordingly, the information set forth in the following table includes the results of these companies for all periods presented. In addition, information set forth in the following table has been restated to give retroactive effect to a two-for-one stock split completed in December 1995.


                                                     First       Second       Third         Fourth
                                                     -----       ------       -----         ------
     Commissions & Fees
         1995..................................    $499,086     $570,263     $537,666      $650,521
         1994..................................     413,127      462,894      456,396       575,378

     Income Before Income Taxes
         1995..................................      43,984       77,288       38,667        82,714
         1994.................................       33,226       60,188       30,904        64,596

     Income Taxes
         1995..................................      18,028       31,356       15,467        32,535
         1994.................................       13,735       24,748       12,747        26,697

     Income After Income Taxes
         1995..................................      25,956       45,932       23,200        50,179
         1994..................................      19,491       35,440       18,157        37,899

     Equity in Affiliates
         1995..................................       2,213        6,141        3,736         8,738
         1994..................................       2,089        3,863        3,432         8,938

     Minority Interests
         1995..................................      (2,984)      (8,542)      (3,258)      (11,356)
         1994..................................      (1,741)      (4,794)      (2,882)       (8,397)

     Income Before Change
        in Accounting Principle
         1995..................................      25,185       43,531       23,678        47,561
         1994..................................      19,839       34,509       18,707        38,440

     Cumulative Effect of Change
        in Accounting Principle
         1995..................................         --           --           --            --
         1994..................................     (28,009)         --           --            --

     Net Income
         1995..................................      25,185       43,531       23,678        47,561
         1994.................................       (8,170)      34,509       18,707        38,440

     Primary Earnings Per Share Before
        Change in Accounting Principle
         1995..................................        0.34         0.58         0.32          0.64
         1994.................................         0.29         0.51         0.26          0.52

     Fully Diluted Earnings Per Share Before
        Change in Accounting Principle
         1995..................................        0.34         0.57         0.32          0.62
         1994..................................        0.29         0.47         0.26          0.51


                         INDEPENDENT ACCOUNTANTS' REPORT


To the Shareholders and Board of Directors
Chiat/Day Holdings, Inc.

      We have audited the consolidated balance sheets of Chiat/Day Holdings, Inc. and Subsidiaries as of October 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended (not included herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chiat/Day Holdings, Inc. and Subsidiaries as of October 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

      The consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company's debt under its Senior Note and Senior Subordinated Note totaling $18,750,000 is due in 1995, which combined with its working capital and stockholders' deficits at October 31, 1994, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans as to this matter are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                 COOPERS & LYBRAND LLP
Sherman Oaks, California
April 7, 1995

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Ross Roy Communications, Inc.
Bloomfield Hills, Michigan

     We have audited the consolidated balance sheets of Ross Roy Communications, Inc.(formerly known as Ross Roy Group, Inc.) as of December 31, 1994, and the related consolidated statements of operations, common stock subject to repurchase obligations and accumulated deficit and cash flows for each of the two years in the period ended December 31, 1994 (not presented separately herein). These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.



                                             DELOITTE & TOUCHE LLP

Detroit, Michigan
March 9, 1995

                                                                     Schedule II

                       OMNICOM GROUP INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                   For the Three Years Ended December 31, 1995

===================================================================================================================
             Column A                         Column B     Column C                  Column D             Column E
-------------------------------------------------------------------------------------------------------------------
                                                           Additions                Deductions
                                                          ----------     -----------------------------
                                             Balance at    Charged        Removal of                       Balance
                                             Beginning     to Costs      Uncollectible     Translation    at End of
            Description                      of Period   and Expenses    Receivables(1)    Adjustments      Period
-------------------------------------------------------------------------------------------------------------------
                                                                   (Dollars in Thousands)
Valuation accounts deducted from
  assets to which they apply--
  allowance for doubtful accounts(2):

December 31, 1995.......................      $23,528       $6,024         $6,964            $(764)        $23,352

December 31, 1994.......................       19,986        9,788          6,852             (606)         23,528

December 31, 1993.......................       12,842        7,690           (409)             955          19,986

--------------
(1) Net of acquisition date balances in allowance for doubtful accounts of companies acquired of $463, $1,330, and $4,581 in 1995, 1994, and 1993,
     respectively.

(2) During 1995, the Company completed certain acquisitions which were accounted for under the pooling of interests method of accounting. Information in the schedule includes balances for these companies for all periods presented.