Form 10-Q
period 1996-03-31
OMNICOM GROUP INC
filed 1996-05-14
CIK 29989

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:  March 31, 1996

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

                                 (212) 415-3600
               (Registrant's telephone number,including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes _X_   No ___

The number of shares of common stock of the Company issued and outstanding at April 30, 1996 is 74,841,000.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                                      INDEX



                                                                     Page No.


PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements:

           Consolidated Condensed Balance Sheets -
              March 31, 1996, December 31, 1995 and
              March 31, 1995                                            2

           Consolidated Condensed Statements of Income -
              Three Months Ended March 31, 1996 and 1995                3

           Consolidated Condensed Statements of Cash Flows -
              Three Months Ended March 31, 1996 and 1995                4

           Notes to Consolidated Condensed Financial
              Statements                                                5-6



  Item 2.  Management's Discussion of Financial Condition
              and Results of Operations                                 7-10


PART II.   OTHER INFORMATION

  Item 6.  Exhibits                                                     11

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                       OMNICOM GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)



                                                                                     March 31,        December 31,       March 31,
                                                                                        1996              1995              1995
                          Assets                                                    -----------       -----------       -----------
Current assets:
   Cash and cash equivalents                                                        $   193,842       $   313,999       $   195,480
   Investments available-for-sale, at market, which approximates cost                    26,941            21,474            19,650
   Accounts receivable, less allowance for doubtful accounts
     of $24,269, $23,352 and $24,211                                                  1,572,293         1,503,212         1,265,429
   Billable production orders in process                                                140,505           106,115           138,084
   Prepaid expenses and other current assets                                            198,002           161,235           164,509
                                                                                    -----------       -----------       -----------
         Total current assets                                                         2,131,583         2,106,035         1,783,152

Furniture, equipment and leasehold improvements, less
  accumulated depreciation and amortization of $262,124,
  $259,664 and $245,354                                                                 201,782           200,473           195,334
Investments in affiliates                                                               212,141           200,216           174,247
Intangibles, less amortization of $163,293, $157,863 and $144,875                       829,366           832,698           794,463
Deferred tax benefits                                                                    69,839            70,242            75,347
Deferred charges and other assets                                                       119,390           118,013           153,492
                                                                                    -----------       -----------       -----------
         Total assets                                                               $ 3,564,101       $ 3,527,677       $ 3,176,035
                                                                                    ===========       ===========       ===========
       Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable                                                                 $ 1,455,609       $ 1,734,500       $ 1,305,541
   Payable to banks                                                                     150,613            21,031           125,041
   Other accrued liabilities                                                            673,517           705,157           598,942
   Accrued taxes on income                                                               49,989            41,756            45,671
                                                                                    -----------       -----------       -----------
         Total current liabilities                                                    2,329,728         2,502,444         2,075,195

Long term debt                                                                          523,300           290,379           415,933
Deferred compensation and other liabilities                                             106,412           122,623           129,276
Minority interests                                                                       60,002            60,724            50,655

Shareholders' equity:
   Common stock                                                                          39,921            39,921            39,870
   Additional paid-in capital                                                           391,176           390,984           384,988
   Retained earnings                                                                    317,376           299,704           221,647
   Unamortized restricted stock                                                         (27,424)          (30,739)          (23,233)
   Cumulative translation adjustment                                                    (33,058)          (26,641)          (11,519)
   Treasury stock                                                                      (143,332)         (121,722)         (106,777)
                                                                                    -----------       -----------       -----------
         Total shareholders' equity                                                     544,659           551,507           504,976
                                                                                    -----------       -----------       -----------
         Total liabilities and shareholders' equity                                 $ 3,564,101       $ 3,527,677       $ 3,176,035
                                                                                    ===========       ===========       ===========

      The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (Dollars in Thousands, Except Per Share Data)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1996             1995
                                                     ---------        ---------
Revenues:
  Commissions and fees                               $ 566,978        $ 499,086

Operating expenses:
  Salaries and related costs                           340,441          294,661
  Office and general expenses                          166,976          152,916
                                                     ---------        ---------
                                                       507,417          447,577
                                                     ---------        ---------

Operating profit                                        59,561           51,509

Net interest expense:
  Interest and dividend income                          (3,172)          (4,078)
  Interest paid or accrued                               8,946           11,603
                                                     ---------        ---------
                                                         5,774            7,525
                                                     ---------        ---------

Income before income taxes                              53,787           43,984

Income taxes:
  Federal                                                9,946            7,927
  State and local                                        2,734            1,965
  International                                          9,037            8,136
                                                     ---------        ---------
                                                        21,717           18,028
                                                     ---------        ---------

Income after income taxes                               32,070           25,956
Equity in affiliates                                     3,053            2,213
Minority interests                                      (4,651)          (2,984)
                                                     ---------        ---------
    Net income                                       $  30,472        $  25,185
                                                     =========        =========

Earnings per share:

    Primary                                          $    0.41        $    0.34
    Fully diluted                                    $    0.41        $    0.34

Dividends declared per common share                  $   0.175        $   0.155


The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                Three Months Ended
                                                                      March 31,
                                                               ----------------------
                                                                 1996         1995
                                                               ---------    ---------
Cash flows from operating activities:
  Net income                                                   $  30,472    $  25,185
  Adjustments to reconcile net income to net cash
       used for operating activities:
     Depreciation and amortization of tangible assets             10,845       10,650
     Amortization of intangible assets                             6,924        6,574
     Minority interests                                            4,651        2,984
     Earnings of affiliates in excess of dividends received       (2,186)      (1,396)
     Increase(decrease)in deferred tax benefits                      391       (8,801)
     Provision for losses on accounts receivable                     942        1,020
     Amortization of restricted shares                             2,766        2,367
     Increase in accounts receivable                             (83,871)     (17,136)
     Increase in billable production                             (34,984)     (53,241)
     Increase in other current assets                            (40,112)      (5,607)
     Decrease in accounts payable                               (263,966)    (250,111)
     (Decrease)increase in other accrued liabilities             (22,363)       3,610
     Increase(decrease) in accrued income taxes                    8,154       (8,916)
     Other                                                       (16,605)     (22,032)
                                                               ---------    ---------
         Net cash used for operating activities                 (398,942)    (314,850)
                                                               ---------    ---------
Cash flows from investing activities:
    Capital expenditures                                         (13,560)      (9,216)
    Payments for purchases of equity interests in
     subsidiaries and affiliates, net of cash acquired           (28,542)     (29,314)
    Proceeds from sales of equity interests in
     subsidiaries and affiliates                                   2,136        2,744
    Payments for purchases of investments available-for-sale
     and other investments                                        (6,253)      (8,393)
    Proceeds from sales of investments available-for-sale
     and other investments                                           863       17,972
                                                               ---------    ---------
         Net cash used for investing activities                  (45,356)     (26,207)
                                                               ---------    ---------

Cash flows from financing activities:
    Net borrowings under lines of credit                         129,781       77,209
    Share transactions under employee stock plans                  5,631           26
    Proceeds from issuance of principal of debt obligations      231,340      225,517
    Dividends and loans to minority stockholders                  (3,696)        (554)
    Dividends paid                                               (12,825)     (11,133)
    Purchase of treasury shares                                  (26,499)        --
                                                               ---------    ---------
         Net cash provided by financing activities               323,732      291,065
                                                               ---------    ---------

Effect of exchange rate changes on cash and cash equivalents         409        3,675
                                                               ---------    ---------
  Net decrease in cash and cash equivalents                     (120,157)     (46,317)
Cash and cash equivalents at beginning of period                 313,999      241,797
                                                               ---------    ---------
Cash and cash equivalents at end of period                     $ 193,842    $ 195,480
                                                               =========    =========

Supplemental Disclosures:
      Income taxes paid                                        $  13,081    $  25,969
                                                               =========    =========
      Interest paid                                            $   6,171    $   8,510
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

2) These statements reflect all adjustments, consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the information contained therein. Certain reclassifications have been made to the March 31, 1995 reported amounts to conform them with the March 31, 1996 and December 31, 1995 presentation. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

3) Results of operations for the interim periods are not necessarily indicative of annual results.

                    OMNICOM GROUP INC. AND SUBSIDIARIES NOTES
           TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

4) Primary earnings per share is based upon the weighted average number of common shares and common share equivalents outstanding during each period. Fully diluted earnings per share is based on the above, adjusted for the assumed conversion of the Company's Convertible Subordinated Debentures and the assumed increase in net income for the after tax interest cost of these debentures. The number of shares used in the computations of primary and fully diluted earnings per share were as follows:

                                                           Three Months
                                                          Ended March 31,
                                                          ---------------
                                                       1996             1995
                                                       ----             ----
               Primary EPS computation              73,985,400        73,548,300
               Fully diluted EPS computation        79,490,500        78,901,300

          Share amounts for 1995 have been adjusted to reflect a two-for-one stock split in the form of a 100% stock dividend effective December 15, 1995.

5) On March 1, 1996, the Company issued Deutsche Mark 100 million Floating Rate Bonds (approximately $68 million at the March 1, 1996 exchange rate). The bonds are unsecured, unsubordinated obligations of the Company and bear interest at a per annum rate equal to Deutsche Mark three month LIBOR plus 0.375%. The bonds will mature on March 1, 1999 and will be repaid at par.

             Item 2. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations
First Quarter 1996 Compared to First Quarter 1995

     Consolidated worldwide revenues from commission and fee income increased 13.6% from $499.1 million in the first quarter of 1995 to $567.0 million in the first quarter of 1996. Consolidated domestic revenues increased 15.8% from $258.7 million in 1995 to $299.6 million in 1996. Consolidated international revenues increased 11.2% from $240.4 million in 1995 to $267.4 million in 1996. Absent the effect of the net acquisitions of subsidiary companies and movements in international currency exchange rates, consolidated worldwide revenues increased 13.1% in the first quarter of 1996 as compared to the same period in 1995.

     Operating expenses increased 13.4% in the first quarter of 1996 as compared to the first quarter of 1995. Excluding the effect of the net acquisition activity and movements in international currency exchange rates mentioned above, operating expenses increased 12.3% over 1995 levels. This increase reflects normal salary increases and growth in client service expenditures to support the increased revenue base. Operating expenses as a percentage of commissions and fees were 89.5% in the first quarter of 1996 as compared to 89.7% in the first quarter of 1995.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     Net interest expense decreased by $1.8 million in the first quarter of 1996 as compared to the same period in 1995. This decrease primarily reflects lower average interest rates on borrowings.

     Pretax profit margin was 9.5% in the first quarter of 1996 as compared to 8.8% in the same period in 1995. Operating margin, which excludes interest and dividend income and interest expense, was 10.5% in the first quarter of 1996 as compared to 10.3% in the same period in 1995.

     The effective income tax rate was 40.4% in the first quarter of 1996 as compared to 41.0% in the first quarter of 1995. The decrease primarily reflects a reduction in the effect of nondeductible goodwill and a lower effective international tax rate.

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

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     Net income increased 21.0% to $30.5 million in the first quarter of 1996 as compared to $25.2 million in the same period in 1995. Absent the effect of net acquisitions and movements in international currency exchange rates, net income increased 22.3% in the first quarter of 1996 as compared to the first quarter of 1995.

Capital Resources and Liquidity

     Cash and cash equivalents at March 31, 1996 decreased to $193.8 million from $314.0 million at December 31, 1995. The relationship between payables to the media and suppliers and receivables from clients, at March 31, 1996, is consistent with industry norms.

     The Company maintains relationships with a number of banks worldwide, which have extended unsecured committed lines of credit in amounts sufficient to meet the Company's cash needs. At March 31, 1996, the Company had $503.3 million in committed lines of credit, comprised of a $250.0 million revolving credit agreement expiring June 30, 1997, and $253.3 million in unsecured committed lines of credit, principally outside of the United States. Of the $503.3 million in committed lines, $206.2 million remained available at March 31, 1996.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     On May 10, 1996, the Company completed a new $360 million revolving credit agreement, expiring June 30, 2001, to replace the existing $250 million revolving credit agreement.

     Management believes the aggregate lines of credit available to the Company (including the new $360 million revolving credit agreement) are adequate to support its short term cash requirements for dividends, capital expenditures, repayment of debt and maintenance of working capital. The Company anticipates that future cash flows from operations plus funds available under existing line of credit facilities will be adequate to support the long term cash requirements as presently contemplated.

     On March 1, 1996, the Company issued Deutsche Mark 100 million Floating Rate Bonds (approximately $68 million at the March 1, 1996 exchange rate). The bonds are unsecured, unsubordinated obligations of the Company and bear interest at a per annum rate equal to Deutsche Mark three month LIBOR plus 0.375%. The bonds will mature on March 1, 1999 and will be repaid at par.

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


                                                     Omnicom Group Inc.
                                                        (Registrant)


Date       May 13, 1996                              /s/  Fred J. Meyer
    ----------------------------------------         ------------------
                                                     Fred J. Meyer
                                                     Chief Financial Officer
                                                     and Director
                                                     (Principal Financial
                                                     Officer)


Date       May 13, 1996                              /s/  Dale A. Adams
    ----------------------------------------         ------------------
                                                     Dale A. Adams
                                                     Controller
                                                     (Principal Accounting
                                                     Officer)