Form 10-Q
period 1996-06-30
OMNICOM GROUP INC
filed 1996-08-13
CIK 29989

CONFORMED COPY

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:  June 30, 1996

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

The number of shares of common stock of the Company issued and outstanding at July 31, 1996 is 75,714,000.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                                      INDEX

                                                                        Page No.
                                                                        --------

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Consolidated Condensed Balance Sheets -
            June 30, 1996, December 31, 1995 and
            June 30, 1995                                                 2

          Consolidated Condensed Statements of Income -
            Three Months Ended June 30, 1996 and 1995
            Six Months Ended June 30, 1996 and 1995                       3

          Consolidated Condensed Statements of Cash Flows -
            Six Months Ended June 30, 1996 and 1995                       4

          Notes to Consolidated Condensed Financial
            Statements                                                    5-7

  Item 2. Management's Discussion of Financial Condition
            and Results of Operations                                     8-13

PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security
          Holders                                                         14

  Item 6. Exhibits                                                        15

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                       OMNICOM GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                          June 30,     December 31,     June 30,
                                                                            1996           1995           1995
                                                                        -----------    -----------    -----------
                                     Assets
Current assets:
   Cash and cash equivalents                                            $   250,132    $   313,999    $   265,230
   Investments available-for-sale, at market, which approximates cost        21,887         21,474         25,238
   Accounts receivable, less allowance for doubtful accounts
      of $23,159, $23,352 and $24,382                                     1,614,465      1,503,212      1,361,254
   Billable production orders in process                                    171,147        106,115        132,074
   Prepaid expenses and other current assets                                200,243        161,235        171,477
                                                                        -----------    -----------    -----------
            Total current assets                                          2,257,874      2,106,035      1,955,273

Furniture, equipment and leasehold improvements, less
  accumulated depreciation and amortization of $287,450,
  $259,664 and $253,501                                                     211,334        200,473        197,011
Investments in affiliates                                                   197,239        200,216        184,447
Intangibles, less amortization of $168,234, $157,863 and $149,677           877,240        832,698        813,638
Deferred tax benefits                                                        68,180         70,242         74,052
Deferred charges and other assets                                           109,259        118,013        149,642
                                                                        -----------    -----------    -----------
            Total assets                                                $ 3,721,126    $ 3,527,677    $ 3,374,063
                                                                        ===========    ===========    ===========
                      Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable                                                     $ 1,716,675    $ 1,734,500    $ 1,448,013
   Payable to banks                                                          30,318         21,031        150,772
   Convertible Subordinated Debentures (Note 6)                             143,750           --             --
   Other accrued liabilities                                                598,960        705,157        582,860
   Accrued taxes on income                                                   62,529         41,756         45,027
                                                                        -----------    -----------    -----------
            Total current liabilities                                     2,552,232      2,502,444      2,226,672

Long term debt                                                              400,141        290,379        419,683
Deferred compensation and other liabilities                                 111,309        122,623        144,490
Minority interests                                                           62,368         60,724         54,586

Shareholders' equity:
   Common stock                                                              40,525         39,921         39,879
   Additional paid-in capital                                               406,801        390,984        389,824
   Retained earnings                                                        358,206        299,704        254,134
   Unamortized restricted stock                                             (46,810)       (30,739)       (35,708)
   Cumulative translation adjustment                                        (26,031)       (26,641)       (17,055)
   Treasury stock                                                          (137,615)      (121,722)      (102,442)
                                                                        -----------    -----------    -----------
            Total shareholders' equity                                      595,076        551,507        528,632
                                                                        -----------    -----------    -----------
            Total liabilities and shareholders' equity                  $ 3,721,126    $ 3,527,677    $ 3,374,063
                                                                        ===========    ===========    ===========

     The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (Dollars in Thousands, Except Per Share Data)

                                      Three Months Ended June 30,            Six Months Ended June 30,
                                      ---------------------------         -------------------------------
                                         1996              1995              1996                 1995
                                      ---------         ---------         -----------         -----------
Revenues:
   Commissions and fees               $ 666,465         $ 570,263         $ 1,258,066         $ 1,069,349

Operating expenses:
   Salaries and related costs           371,220           314,433             729,808             609,094
   Office and general expenses          194,036           170,061             365,945             322,977
                                      ---------         ---------         -----------         -----------
       Total operating expenses         565,256           484,494           1,095,753             932,071
                                      ---------         ---------         -----------         -----------
Operating profit                        101,209            85,769             162,313             137,278

Net interest expense:
   Interest and dividend income          (3,748)           (3,311)             (7,061)             (7,390)
   Interest paid or accrued               9,856            11,792              19,258              23,396
                                      ---------         ---------         -----------         -----------
       Net interest expense               6,108             8,481              12,197              16,006
                                      ---------         ---------         -----------         -----------
Income before income taxes               95,101            77,288             150,116             121,272

Income taxes:
   Federal                               15,638             7,548              25,937              15,475
   State and local                        4,055             3,819               6,984               5,784
   International                         18,733            19,989              27,776              28,125
                                      ---------         ---------         -----------         -----------
       Total income taxes                38,426            31,356              60,697              49,384
                                      ---------         ---------         -----------         -----------
Income after income taxes                56,675            45,932              89,419              71,888
Equity in affiliates                      4,023             6,141               7,076               8,354
Minority interests                       (7,745)           (8,542)            (12,629)            (11,526)
                                      ---------         ---------         -----------         -----------
       Net income                     $  52,953         $  43,531         $    83,866         $    68,716
                                      =========         =========         ===========         ===========
Earnings per share:
   Net income:
       Primary                        $    0.70         $    0.58         $      1.11         $      0.93
       Fully diluted                  $    0.68         $    0.57         $      1.08         $      0.91

Dividends declared per common share   $   0.175         $   0.155         $      0.35         $      0.31


     The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                  Six Months Ended
                                                                      June 30,
                                                               ----------------------
                                                                  1996         1995
                                                               ---------    ---------
Cash flows from operating activities:
  Net income                                                   $  83,866    $  68,716
  Adjustments to reconcile net income to net cash
      used for operating activities:
    Depreciation and amortization of tangible assets              24,031       21,853
    Amortization of intangible assets                             14,807       13,868
    Minority interests                                            12,629       11,526
    Earnings of affiliates in excess of dividends received        (1,988)      (4,074)
    Decrease(increase)in deferred tax benefits                     1,567       (8,146)
    Provision for losses on accounts receivable                    2,119        1,850
    Amortization of restricted shares                              6,372        5,188
    Increase in accounts receivable                              (70,822)    (111,216)
    Increase in billable production                              (37,620)     (47,818)
    Increase in other current assets                             (37,413)     (10,847)
    Decrease in accounts payable                                 (60,196)    (109,501)
    Decrease in other accrued liabilities                       (122,527)     (12,573)
    Increase(decrease)in accrued income taxes                     18,245       (9,555)
    Other                                                        (10,422)      (1,492)
                                                               ---------    ---------
         Net cash used for operating activities                 (177,352)    (192,221)
                                                               ---------    ---------
Cash flows from investing activities:
  Capital expenditures                                           (25,384)     (21,892)
  Payments for purchases of equity interests in
   subsidiaries and affiliates, net of cash acquired             (86,559)     (70,552)
  Proceeds from sales of equity interests in
   subsidiaries and affiliates                                    45,341        2,884
  Payments for purchases of investments available-for-sale
   and other investments                                         (11,325)     (10,677)
  Proceeds from sales of investments available-for-sale
   and other investments                                          12,007       14,504
                                                               ---------    ---------
         Net cash used for investing activities                  (65,920)     (85,733)
                                                               ---------    ---------

Cash flows from financing activities:
  Net borrowings under lines of credit                             7,135      102,600
  Share transactions under employee stock plans                   12,715        3,627
  Proceeds from issuance of principal of debt obligations        227,886      229,325
  Dividends and loans to minority stockholders                    (9,953)      (3,376)
  Dividends paid                                                 (25,576)     (22,078)
  Purchase of treasury shares                                    (37,938)      (9,881)
                                                               ---------    ---------
         Net cash provided by financing activities               174,269      300,217
                                                               ---------    ---------

Effect of exchange rate changes on cash and cash equivalents       5,136        1,170
                                                               ---------    ---------
  Net(decrease)increase in cash and cash equivalents             (63,867)      23,433
Cash and cash equivalents at beginning of period                 313,999      241,797
                                                               ---------    ---------
Cash and cash equivalents at end of period                     $ 250,132    $ 265,230
                                                               =========    =========
Supplemental Disclosures:
    Income taxes paid                                          $  39,924    $  57,496
                                                               =========    =========
    Interest paid                                              $  20,361    $  20,716
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

2) These statements reflect all adjustments, consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the information contained therein. Certain reclassifications have been made to the June 30, 1995 reported amounts to conform them with the June 30, 1996 and December 31, 1995 presentation. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

                                Three Months                 Six Months
                               Ended June 30,              Ended June 30,
                               --------------              --------------
                             1996          1995          1996          1995
                             ----          ----          ----          ----
      Primary             75,793,621    74,592,080    75,706,730    74,247,106
      Fully diluted       81,111,150    79,903,280    81,089,374    79,610,404

     Share amounts for 1995 have been adjusted to reflect a two-for-one stock split in the form of a 100% stock dividend effective December 15, 1995.

5) On May 31, 1996, the Company exchanged 1,206,853 shares of common stock for all of the outstanding shares of Ketchum Communications Holdings, Inc. ("Ketchum"). The combination has been accounted for as a pooling of interests. Accordingly, previously reported results of operations for the

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

     three months ended March 31, 1996 have been restated as follows:

                                                            Earnings Per Share
                                                            ------------------
                              Commissions                               Fully
                                and Fees     Net Income     Primary    Diluted
                                --------     ----------     -------    -------
     Previously reported        $566,978      $30,472         $0.41      $0.41
     Pooling of interests
       transaction                24,623          441             -         -
                                --------      -------         -----      -----
     Restated                   $591,601      $30,913         $0.41      $0.41
                                ========      =======         =====      =====

     The assets, liabilities, shareholders' equity and results of operations of Ketchum are not material to the Company and, therefore, the Company's prior year financial statements have not been restated.

6) On July 12, 1996, the Company announced the redemption of its outstanding 4.5% / 6.25% Step-up Convertible Subordinated Debentures with a scheduled maturity in 2000. The redemption will be on September 5, 1996 (the "Redemption Date"), at 102.984% of each debenture's principal amount plus accrued interest to the Redemption Date. The principal amount of each debenture is convertible into common stock at a conversion price of $27.44 per share. The right to convert debentures into common stock will terminate at the close of business on the Redemption Date.

             Item 2. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

Second Quarter 1996 Compared to Second Quarter 1995

     Consolidated worldwide revenues from commission and fee income increased 16.9% in the second quarter of 1996 compared to the second quarter of 1995. Consolidated domestic revenues increased 25.6% in the second quarter of 1996 to $353.0 million compared to $281.1 million in the second quarter of 1995. Consolidated international revenues increased 8.4% in the second quarter of 1996 to $313.5 million compared to $289.2 million in the second quarter of 1995. Absent the effect of the net acquisitions of subsidiary companies and movements in international currency exchange rates, consolidated worldwide revenues increased 13.4% in the second quarter of 1996 as compared to the same period in 1995.

     Operating expenses increased 16.7% in the second quarter of 1996 as compared to the second quarter of 1995. Excluding the effect of the net acquisition activity and movements in international currency exchange rates mentioned above, operating expenses increased 12.4% over 1995 levels. This increase reflects normal salary increases and growth in client service expenditures to support the increased revenue base. Operating expenses as a percentage of commissions and fees were 84.8% in the second quarter of 1996 as compared to 85.0% in the second quarter of 1995.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     Net interest expense decreased by $2.4 million in the second quarter of 1996 as compared to the same period in 1995. This decrease primarily reflects lower average interest rates on borrowings.

     Pretax profit margin was 14.3% in the second quarter of 1996 as compared to 13.6% in the same period in 1995. Operating margin, which excludes interest and dividend income and interest expense, was 15.2% in the second quarter of 1996 as compared to 15.0% in the same period in 1995.

     The effective income tax rate of 40.4% in the second quarter of 1996 was comparable to the effective income tax rate of 40.6% in the second quarter of 1995.

     The decrease in equity in affiliates is primarily due to the conversion of certain affiliates into partnerships or subsidiaries and the disposal of an affiliate during the period. The decrease in minority interest expense is primarily due to the acquisition of certain interests held by minority shareholders during the period.

     Net income increased 21.6% in the second quarter of 1996 as compared to the same period in 1995. Absent the effect of net acquisitions and movements in international currency exchange rates, net income increased 18.3% in the second quarter of 1996 as compared to the second quarter of 1995.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Six Months 1996 Compared to Six Months 1995

     Consolidated worldwide commission and fee income increased 17.6% in the first six months of 1996 compared to the first six months of 1995. Consolidated domestic commission and fee income increased 25.3% in the first six months of 1996 to $676.3 million compared to $539.8 million in the same period in 1995. Consolidated international commission and fee income increased 9.9% in the first six months of 1996 to $581.8 million compared to $529.5 million in the same period in 1995. Absent the effect of movements in international currency exchange rates and net acquisitions of subsidiary companies made subsequent to the second quarter of 1995, consolidated worldwide commission and fee income increased 13.7% in the first six months of 1996 versus the first six months of 1995.

     Operating expenses increased by 17.6% in the first six months of 1996 as compared to the same period in 1995. Excluding the effect of movements in international currency exchange rates and net acquisition activity, operating expenses increased 12.8% over 1995 levels.

     Net interest expense decreased by $3.8 million in the first six months of 1996 as compared to the same period in 1995. This decrease primarily reflects lower average interest rates on borrowings.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     Pretax profit margin for the first six months of 1996 was 11.9% as compared to 11.3% in the same period in 1995. Operating margin, which excludes interest and dividend income and interest expense, was 12.9% in the first six months of 1996 as compared to 12.8% in the same period in 1995.

     The effective income tax rate of 40.4% in the first six months of 1996 was comparable to the effective income tax rate of 40.7% in the first six months of 1995.

     The decrease in equity in affiliates is primarily due to the conversion of certain affiliates into partnerships or subsidiaries and the disposal of an affiliate during the period. The increase in minority interest expense is primarily due to greater earnings by companies where minority interests exist and additional minority interests resulting from acquisitions, partially offset by the acquisition of certain interests held by minority shareholders during the period.

     Net income increased 22.0% in the first six months of 1996 as compared to the same period in 1995. Absent the effect of net acquisitions and movements in international currency exchange rates, net income increased 19.8% in the first six months of 1996 as compared to the same period in 1995.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Capital Resources and Liquidity

     Cash and cash equivalents at June 30, 1996 decreased to $250.1 million from $314.0 million at December 31, 1995. The relationship between payables to the media and suppliers and receivables from clients, at June 30, 1996, is consistent with industry norms.

     The Company maintains relationships with a number of banks worldwide, which have extended unsecured committed lines of credit in amounts sufficient to meet the Company's cash needs. At June 30, 1996, the Company had $478.6 million in committed lines of credit, comprised of a $360.0 million revolving credit agreement expiring June 30, 2001, and $118.6 million in unsecured committed lines of credit, principally outside of the United States. Of the $478.6 million in committed lines, $277.7 million remained available at June 30, 1996.

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

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     On March 1, 1996, the Company issued Deutsche Mark 100 million Floating Rate Bonds(approximately $68 million at the March 1, 1996 exchange rate). The bonds are unsecured, unsubordinated obligations of the Company and bear interest at a per annum rate equal to Deutsche Mark three month LIBOR plus 0.375%. The bonds will mature on March 1, 1999 and will be repaid at par.

     On July 12, 1996, the Company announced the redemption of its outstanding 4.5% / 6.25% Step-up Convertible Subordinated Debentures with a scheduled maturity in 2000. The redemption will be on September 5, 1996 (the "Redemption Date"), at 102.984% of each debenture's principal amount plus accrued interest to the Redemption Date. The principal amount of each debenture is convertible into common stock at a conversion price of $27.44 per share. The right to convert debentures into common stock will terminate at the close of business on the Redemption Date.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of the Shareholders of the Company was held on May 20, 1996 in New York, New York, at which three matters were submitted to a vote of the share owners:

     (a) Votes cast for or where authority to vote for was withheld regarding the re-election of four Directors were as follows:

                                                       AUTHORITY
                                       FOR              WITHHELD
                                       ---              --------
      (Term Expiring in 1999:)

      Bernard Brochand              60,907,282         1,290,042
      James A. Cannon               60,885,816         1,311,508
      Leonard S. Coleman, Jr.       61,149,152         1,048,172
      Robin B. Smith                61,121,831         1,075,493

     (b) Votes cast for or against and the number of abstentions regarding the ratification of the appointment of Arthur Andersen LLP as independent auditors of the Company to serve for 1996 were as follows:

      FOR                 61,984,210
      AGAINST                 67,552
      ABSTAIN                145,562

     (c) Votes cast for or against and the number of abstentions regarding the approval of the Executive Officer Incentive Plan were as follows:

     FOR                  59,220,616
     AGAINST               1,190,325
     ABSTAIN               1,786,383

Item 6.  Exhibits

           Exhibit Number                    Description of Exhibit
           --------------                    ----------------------

               10.15 Copy of $360,000,000 Credit Agreement, dated May 10, 1996, between Omnicom Finance Inc., Omnicom Finance Limited, ABN AMRO Bank N.V., Chase Securities Inc. and the financial institutions party thereto.

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


                                       Omnicom Group Inc.
                                         (Registrant)
                                       ----------------------------

Date  August 12, 1996                  /s/  Fred J. Meyer
                                       ----------------------------
                                       Fred J. Meyer
                                       Chief Financial Officer
                                       (Principal Financial Officer)

Date  August 12, 1996                  /s/  Jonathan E. Ramsden
                                       ----------------------------
                                       Jonathan E. Ramsden
                                       Controller
                                       (Principal Accounting Officer)