Form 10-Q
period 1996-09-30
OMNICOM GROUP INC
filed 1996-11-12
CIK 29989

CONFORMED COPY


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended:  September 30, 1996

Commission file number:  1-10551


                               Omnicom Group Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New York                                        13-1514814
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                        Identification No.)



      437 Madison Avenue, New York, New York                 10022
--------------------------------------------------------------------------------
    (Address of principal executive offices)               (Zip Code)


                                 (212) 415-3600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__   No ___


The number of shares of common stock of the Company issued and outstanding at October 31, 1996 is 80,693,000.

                       OMNICOM GROUP INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.        FINANCIAL INFORMATION

  Item 1.      Financial Statements:

               Consolidated Condensed Balance Sheets -
                  September 30, 1996, December 31, 1995 and
                  September 30, 1995                                        2

               Consolidated Condensed Statements of Income -
                  Three Months Ended September 30, 1996 and 1995
                  Nine Months Ended September 30, 1996 and 1995             3

               Consolidated Condensed Statements of Cash Flows -
                  Nine Months Ended September 30, 1996 and 1995             4

               Notes to Consolidated Condensed Financial
                  Statements                                                5-7

  Item 2.      Management's Discussion of Financial Condition
                  and Results of Operations                                 8-13

PART II.       OTHER INFORMATION

  Item 6.      Exhibits                                                     14

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                       OMNICOM GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                  Assets                                September 30,  December 31,   September 30,
                                                                             1996           1995           1995
                                                                        -----------    ------------   -------------
Current assets:
   Cash and cash equivalents                                            $   191,027    $   313,999    $   233,254
   Investments available-for-sale, at market, which approximates cost        15,742         21,474         20,838
   Accounts receivable, less allowance for doubtful accounts
     of $21,453, $23,352 and $23,082                                      1,448,804      1,503,212      1,367,225
   Billable production orders in process                                    186,565        106,115        157,470
   Prepaid expenses and other current assets                                221,592        161,235        163,790
                                                                        -----------    -----------    -----------
         Total current assets                                             2,063,730      2,106,035      1,942,577

Furniture, equipment and leasehold improvements, less
  accumulated depreciation and amortization of $300,069,
  $259,664 and $259,208                                                     212,623        200,473        198,694

Investments in affiliates                                                   196,142        200,216        187,630
Intangibles, less amortization of $187,632, $157,863 and $155,514           913,243        832,698        815,303
Deferred tax benefits                                                        65,550         70,242         78,663
Deferred charges and other assets                                           106,759        118,013        126,617
                                                                        -----------    -----------    -----------
         Total assets                                                   $ 3,558,047    $ 3,527,677    $ 3,349,484
                                                                        ===========    ===========    ===========
                 Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable                                                     $ 1,488,205    $ 1,734,500    $ 1,334,623
   Payable to banks                                                          61,143         21,031         81,900
   Other accrued liabilities                                                636,469        705,157        639,429
   Accrued taxes on income                                                   42,950         41,756         51,902
                                                                        -----------    -----------    -----------
         Total current liabilities                                        2,228,767      2,502,444      2,107,854

Long term debt                                                              428,139        290,379        513,100
Deferred compensation and other liabilities                                 109,152        122,623        134,423
Minority interests                                                           57,385         60,724         48,852

Shareholders' equity:
   Common stock                                                              43,144         39,921         39,922
   Additional paid-in capital                                               554,420        390,984        391,110
   Retained earnings                                                        374,646        299,704        264,924
   Unamortized restricted stock                                             (43,551)       (30,739)       (32,985)
   Cumulative translation adjustment                                        (26,519)       (26,641)       (18,731)
   Treasury stock                                                          (167,536)      (121,722)       (98,985)
                                                                        -----------    -----------    -----------
         Total shareholders' equity                                         734,604        551,507        545,255
                                                                        -----------    -----------    -----------
         Total liabilities and shareholders' equity                     $ 3,558,047    $ 3,527,677    $ 3,349,484
                                                                        ===========    ===========    ===========

The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (Dollars in Thousands, Except Per Share Data)

                                        Three Months Ended            Nine Months Ended
                                           September 30,                September 30,
                                      ----------------------    --------------------------
                                         1996         1995          1996          1995
                                      ---------    ---------    -----------    -----------
Revenues:
   Commissions and fees               $ 631,772    $ 537,666    $ 1,889,838    $ 1,607,015

Operating expenses
   Salaries and related costs           385,995      321,863      1,115,803        930,957
   Office and general expenses          186,173      169,959        552,118        492,936
                                      ---------    ---------    -----------    -----------
           Total operating expenses     572,168      491,822      1,667,921      1,423,893
                                      ---------    ---------    -----------    -----------
Operating profit                         59,604       45,844        221,917        183,122

Net interest expense:
   Interest and dividend income          (3,043)      (2,953)       (10,104)       (10,343)
   Interest paid or accrued               7,487       10,130         26,745         33,526
                                      ---------    ---------    -----------    -----------
           Net interest expense           4,444        7,177         16,641         23,183
                                      ---------    ---------    -----------    -----------
Income before income taxes               55,160       38,667        205,276        159,939

Income taxes:
   Federal                                9,255        7,539         35,192         23,014
   State and local                        3,722        2,870         10,707          8,654
   International                          9,259        5,058         37,034         33,183
                                      ---------    ---------    -----------    -----------
           Total income taxes            22,236       15,467         82,933         64,851
                                      ---------    ---------    -----------    -----------
Income after income taxes                32,924       23,200        122,343         95,088
Equity in affiliates                      3,509        3,736         10,585         12,090
Minority interests                       (4,200)      (3,258)       (16,829)       (14,784)
                                      ---------    ---------    -----------    -----------
           Net income                 $  32,233    $  23,678    $   116,099    $    92,394
                                      =========    =========    ===========    ===========

Earnings per share:
   Net income:
           Primary                    $    0.42    $    0.32    $      1.53    $      1.24
           Fully diluted              $    0.42    $    0.32    $      1.50    $      1.23

Dividends declared per common share   $    0.20    $   0.175    $      0.55    $     0.485


The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                  Nine Months Ended
                                                                    September 30,
                                                               ----------------------
                                                                  1996         1995
                                                               ---------    ---------
Cash flows from operating activities:
  Net income                                                   $ 116,099    $  92,394
  Adjustments to reconcile net income to net cash
       used for operating activities:
     Depreciation and amortization of tangible assets             36,736       33,802
     Amortization of intangible assets                            22,837       20,914
     Minority interests                                           16,829       14,784
     Earnings of affiliates in excess of dividends received         (418)      (3,423)
     Decrease(increase)in deferred tax benefits                    5,172      (11,900)
     Provision for losses on accounts receivable                   2,287        4,568
     Amortization of restricted shares                            10,100        7,895
     Decrease(increase)in accounts receivable                     94,964     (128,818)
     Increase in billable production                             (52,736)     (73,508)
     Increase in other current assets                            (58,975)      (5,184)
     Decrease in accounts payable                               (290,891)    (213,280)
     (Decrease)increase in other accrued liabilities             (90,360)      48,191
     Decrease in accrued income taxes                             (1,438)      (3,894)
     Other                                                          (110)         197
                                                               ---------    ---------
         Net cash used for operating activities                 (189,904)    (217,262)
                                                               ---------    ---------
Cash flows from investing activities:
    Capital expenditures                                         (37,855)     (37,102)
    Payments for purchases of equity interests in
     subsidiaries and affiliates, net of cash acquired          (117,761)     (87,217)
    Proceeds from sales of equity interests in
     subsidiaries and affiliates                                  49,934       12,259
    Payments for purchases of investments available-for-sale
     and other investments                                       (13,318)     (10,695)
    Proceeds from sales of investments available-for-sale
     and other investments                                        20,345       18,655
                                                               ---------    ---------
         Net cash used for investing activities                  (98,655)    (104,100)
                                                               ---------    ---------

Cash flows from financing activities:

    Net borrowings under lines of credit                          38,539       66,707
    Share transactions under employee stock plans                 12,482        5,676
    Proceeds from issuance of principal of debt obligations      252,502      291,415
    Dividends and loans to minority stockholders                 (18,297)     (14,434)
    Dividends paid                                               (38,532)     (33,044)
    Purchase of treasury shares                                  (85,812)      (8,780)
                                                               ---------    ---------
         Net cash provided by financing activities               160,882      307,540
                                                               ---------    ---------

Effect of exchange rate changes on cash and cash equivalents       4,705        5,279
                                                               ---------    ---------
  Net decrease in cash and cash equivalents                     (122,972)      (8,543)
Cash and cash equivalents at beginning of period                 313,999      241,797
                                                               ---------    ---------
Cash and cash equivalents at end of period                     $ 191,027    $ 233,254
                                                               =========    =========

Supplemental Disclosures:
      Income taxes paid                                        $  89,412    $  66,087
                                                               =========    =========
      Interest paid                                            $  28,834    $  30,300
                                                               =========    =========

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

2) These statements reflect all adjustments, consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the information contained therein. Certain reclassifications have been made to the September 30, 1995 reported amounts to conform them with the September 30, 1996 and December 31, 1995 presentation. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

3)     Results of operations  for  the  interim   periods  are  not  necessarily
     indicative of annual results.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(CONTINUED)
--------------------------------------------------------------------------------

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

       The number of shares used in the computations of primary and fully diluted earnings per share were as follows:

                                 Three Months                   Nine Months
                             Ended September 30,           Ended September 30,
                          ------------------------      ------------------------
                            1996           1995            1996          1995
                            ----           ----            ----          ----

     Primary             76,629,100     74,580,200      76,120,500    74,359,200
     Fully diluted       80,702,800     74,711,400      80,997,000    79,749,000

       Share amounts for 1995 have been adjusted to reflect a two-for-one stock split in the form of a 100% stock dividend effective December 15, 1995.

5) On May 31, 1996, the Company exchanged 1,206,853 shares of common stock for all of the outstanding shares of Ketchum Communications Holdings, Inc. ("Ketchum"). The combination has been accounted for as a pooling of interests, effective January 1, 1996. The assets, liabilities, shareholders' equity and results of operations of Ketchum are not material to the Company, and therefore the Company's prior year financial statements were not restated.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(CONTINUED)
--------------------------------------------------------------------------------

6) On July 12, 1996, the Company announced the redemption of its outstanding 4.5% / 6.25% Step-up Convertible Subordinated Debentures with a scheduled maturity in 2000. On or before the September 5, 1996 redemption date, debenture holders elected to convert all of their outstanding debentures into common stock of the Company. To complete the redemption, 5,238,678 shares of common stock were issued at a conversion price of $27.44 per share.

             Item 2. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Results of Operations

Third Quarter 1996 Compared To Third Quarter 1995

     Consolidated worldwide revenues from commission and fee income increased 17.5% in the third quarter of 1996 compared to the third quarter of 1995. Consolidated domestic revenues increased 25.4% in the third quarter of 1996 to $341.6 million compared to $272.3 million in the third quarter of 1995. Consolidated international revenues increased 9.3% in the third quarter of 1996 to $290.2 million compared to $265.4 million in the third quarter of 1995. Absent the effect of the net acquisitions of subsidiary companies and movements in international currency exchange rates, consolidated worldwide revenues increased 13.5% in the third quarter of 1996 as compared to the same period in 1995.

     Operating expenses increased 16.3% in the third quarter of 1996 as compared to the third quarter of 1995. Excluding the effect of the net acquisition activity and movements in international currency exchange rates mentioned above, operating expenses increased 12.1% over 1995 levels. This increase reflects normal salary increases and growth in client service expenditures to support the increased revenue base.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

     Net interest expense decreased by $2.7 million in the third quarter of 1996 as compared to the same period in 1995. This decrease primarily reflects lower average interest rates on borrowings and the conversion of the Step-Up Convertible Subordinated Debentures.

     Pretax profit margin was 8.7% in the third quarter of 1996 as compared to 7.2% in the same period in 1995. Operating margin, which excludes interest and dividend income and interest expense, was 9.4% in the third quarter of 1996 as compared to 8.5% in the same period in 1995.

     The effective income tax rate of 40.3% in the third quarter of 1996 was comparable to the effective income tax rate of 40.0% in the third quarter of 1995.

     The decrease in equity in affiliates is primarily due to the conversion of certain affiliates into partnerships or subsidiaries and the disposal of an affiliate during the prior quarter, partially offset by the effect of increased earnings at the Company's equity affiliates. The increase in minority interest expense is primarily due to greater earnings by companies where minority interests exist and additional minority interests resulting from acquisitions, partially offset by the acquisition of certain interests held by minority shareholders during the period.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

     Net income increased 36.1% in the third quarter of 1996 as compared to the same period in 1995. Absent the effect of net acquisitions and movements in international currency exchange rates, net income increased 31.6% in the third quarter of 1996 as compared to the third quarter of 1995.

Nine Months 1996 Compared to Nine Months 1995

     Consolidated worldwide commission and fee income increased 17.6% in the first nine months of 1996 compared to the first nine months of 1995. Consolidated domestic commission and fee income increased 25.3% in the first nine months of 1996 to $1,017.8 million compared to $812.1 million in the same period in 1995. Consolidated international commission and fee income increased 9.7% in the first nine months of 1996 to $872.0 million compared to $794.9 million in the same period in 1995. Absent the effect of movements in international currency exchange rates and net acquisitions of subsidiary companies made subsequent to the third quarter of 1995, consolidated worldwide commission and fee income increased 13.4% in the first nine months of 1996 versus the first nine months of 1995.

     Operating expenses increased by 17.1% in the first nine months of 1996 as compared to the same period in 1995. Excluding the effect of movements in international currency exchange rates and net acquisition activity, operating expenses increased 12.4% over 1995 levels.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

     Net interest expense decreased by $6.5 million in the first nine months of 1996 as compared to the same period in 1995. This decrease primarily reflects lower average interest rates on borrowings and the conversion of the Step-Up Convertible Subordinated Debentures.

     Pretax profit margin for the first nine months of 1996 was 10.9% as compared to 10.0% in the same period in 1995. Operating margin, which excludes interest and dividend income and interest expense, was 11.7% in the first nine months of 1996 as compared to 11.4% in the same period in 1995.

     The effective income tax rate of 40.4% in the first nine months of 1996 was comparable to the effective income tax rate of 40.5% in the first nine months of 1995.

     The decrease in equity in affiliates is primarily due to the conversion of certain affiliates into partnerships or subsidiaries and the disposal of an affiliate during the period, partially offset by the effect of increased earnings at the Company's affiliates. The increase in minority interest expense is primarily due to greater earnings by companies where minority interests exist and additional minority interests resulting from acquisitions, partially offset by the acquisition of certain interests held by minority shareholders during the period.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

     Net income increased 25.7% in the first nine months of 1996 as compared to the same period in 1995. Absent the effect of net acquisitions and movements in international currency exchange rates, net income increased 22.5% in the first nine months of 1996 as compared to the same period in 1995.

Capital Resources and Liquidity

     Cash and cash equivalents at September 30, 1996 decreased to $191.0 million from $314.0 million at December 31, 1995. The relationship between payables to the media and suppliers and receivables from clients, at September 30, 1996, is consistent with industry norms.

     The Company maintains relationships with a number of banks worldwide, which have extended unsecured committed lines of credit in amounts sufficient to meet the Company's cash needs. At September 30, 1996, the Company had $516.8 million in such unsecured committed lines of credit, comprised of a $360.0 million revolving credit agreement expiring June 30, 2001, and $156.8 million in lines of credit, principally outside of the United States. Of the $516.8 million in unsecured committed lines, $254.1 million remained available at September 30, 1996.

     Management believes the aggregate lines of credit available to the Company plus cash flows from operations will be adequate to support its anticipated requirements.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

     On March 1, 1996, the Company issued Deutsche Mark 100 million Floating Rate Bonds(approximately $68 million at the March 1, 1996 exchange rate). The bonds are unsecured, unsubordinated obligations of the Company and bear interest at a per annum rate equal to Deutsche Mark three month LIBOR plus 0.375%. The bonds will mature on March 1, 1999 and will be repaid at par.

     On July 12, 1996, the Company announced the redemption of its outstanding 4.5% / 6.25% Step-up Convertible Subordinated Debentures with a scheduled maturity in 2000. On or before the September 5, 1996 redemption date, debenture holders elected to convert all of their outstanding debentures into common stock of the Company. To complete the redemption, 5,238,678 shares of common stock were issued at a conversion price of $27.44 per share.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits

           Exhibit Number                        Description of Exhibit
           --------------                        ----------------------
                  27                             Financial Data Schedule (filed
                                                 in  electronic  format only)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 OMNICOM GROUP INC.
                                                   (Registrant)

Date     November 12, 1996                       /s/  Fred J. Meyer
    -----------------------                      ------------------
                                                  Fred J. Meyer
                                                  Chief Financial Officer
                                                 (Principal Financial
                                                  Officer)

Date     November 12, 1996                       /s/  Jonathan E. Ramsden
    -----------------------                      ------------------------
                                                  Jonathan E. Ramsden
                                                  Controller
                                                 (Principal Accounting
                                                  Officer)