Form 10-K405
period 1996-12-31
OMNICOM GROUP INC
filed 1997-03-26
CIK 29989

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 1996     Commission File Number: 1-10551

                                   ----------

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      At  March  14,  1997,  there  were  81,081,151   shares  of  Common  Stock
outstanding;   the   aggregate   market  value  of  the  voting  stock  held  by
nonaffiliates at March 14, 1997 was approximately $4,070,322,000.

      Indicate the number of shares outstanding of each of the registrant's classes of stock, as of the latest practicable date.

              Class                                Outstanding at March 14, 1997
   Common Stock, $.50 Par Value                              81,081,151
 Preferred Stock, $1.00 Par Value                               NONE

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's definitive proxy statement relating to its annual meeting of shareholders scheduled to be held on May 19, 1997 are incorporated by reference into Part III of this Report.

================================================================================

                               OMNICOM GROUP INC.
                           -----------------------
                       Index to Annual Report on Form 10-K

                          Year Ended December 31, 1996


                                                                                     PAGE
                                                                                     ----
PART I
Item 1.    Business ...............................................................    1
Item 2.    Properties..............................................................    5
Item 3.    Legal Proceedings.......................................................    5
Item 4.    Submission of Matters to a Vote of Security Holders.....................    5
Executive Officers of the Company..................................................    5


PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters...    7
Item 6.    Selected Financial Data.................................................    8
Item 7.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations................................................    8
Item 8.    Financial Statements and Supplementary Data.............................   11
Item 9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure.................................................   11

PART III

Item 10.   Directors and Executive Officers of the Registrant......................   12
Item 11.   Executive Compensation..................................................   12
Item 12.   Security Ownership of Certain Beneficial Owners and Management..........   12
Item 13.   Certain Relationships and Related Transactions..........................   12


      The  information  called for by Items 10, 11, 12 and 13, to the extent not included  in  this  document,  is  incorporated  herein  by  reference  to  such information to be included under the captions  "Election of Directors,"  "Common
Stock  Ownership  of  Management,"  "Directors'   Compensation"  and  "Executive
Compensation," in the Company's  definitive proxy statement which is expected to be filed by April 7, 1997.


PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K .......   13


                                     PART I
Item 1.  Business

      Omnicom Group Inc., through its wholly and partially-owned companies (hereinafter collectively referred to as the "Company" or the "Omnicom Group"), operates advertising agencies which plan, create, produce and place advertising in various media such as television, radio, newspaper and magazines. The Omnicom Group offers its clients such additional services as marketing consultation, consumer market research, design and production of merchandising and sales promotion programs and materials, direct mail advertising, corporate identification, public relations, and interactive marketing. The Omnicom Group offers these services to clients worldwide on a local, national, pan-regional or global basis. Operations cover the major regions of North America, the United Kingdom, Continental Europe, the Middle East, Africa, Latin America, the Far East and Australia. In 1996 and 1995, 51% and 53%, respectively, of the Omnicom Group's billings came from its non-U.S. operations.

     According to the unaudited industry-wide figures published in 1996 by the trade journal Advertising Age, Omnicom Group Inc. was ranked as the second largest advertising agency group worldwide.

      The Omnicom Group operates as three separate, independent agency networks: the BBDO Worldwide Network, the DDB Needham Worldwide Network and the TBWA International Network. The Omnicom Group also operates two independent agencies, Cline, Davis & Mann and Goodby, Silverstein & Partners, certain marketing service and specialty advertising companies through its Diversified Agency Services division ("DAS"), and certain interactive marketing companies through Communicade.

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

      The BBDO Worldwide Network operates internationally through subsidiaries in Austria, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, Italy, Malaysia, Mexico, the Netherlands, Peru, Poland, Portugal, Puerto Rico, Russia, Singapore, Spain, Sweden, Taiwan, Thailand and the United Kingdom; through affiliates located in Argentina, Australia, Chile, Costa Rica, Croatia, the Czech Republic, Egypt, El Salvador, Guatemala, Honduras, India, Israel, Kuwait, Lebanon, New Zealand, Nicaragua, Norway, Panama, the Philippines, Romania, Saudi Arabia, the Slovak Republic, Turkey, the United Kingdom, the United Arab Emirates and Venezuela; and through a joint venture in Japan. The BBDO Worldwide Network uses the services of associate agencies in Colombia, the Dominican Republic, Ecuador, Indonesia, Korea, Pakistan and Uruguay.

DDB Needham Worldwide Network

     The DDB Needham Worldwide Network operates in the United States through The DDB Needham Worldwide Communications Group, which is headquartered in New York and has full-service offices in New York, New York; Los Angeles and San Francisco, California; Dallas, Texas; Chicago, Illinois; and Seattle, Washington; and through Griffin Bacal Inc., which is headquartered in New York.

     The DDB Needham Worldwide Network operates internationally through subsidiaries in Australia, Austria, Belgium, Bulgaria, Canada, China, Colombia, the Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hong Kong, Hungary, Italy, Japan, Latvia, Mexico, the Netherlands, New Zealand, Norway, the Philippines, Poland, Portugal, Romania, Singapore, the Slovak Republic, Spain, Sweden, Taiwan, Thailand and the United Kingdom; and through affiliates located in Miami, Florida and in Brazil, Chile, Costa Rica, El Salvador, Germany, Guatemala, Honduras, India, Korea, Malaysia, Panama, Switzerland, Turkey and Venezuela. The DDB Needham Worldwide Network uses the services of associate agencies in Argentina, Bahrain, Bangladesh, Belize,
Bolivia, the Dominican Republic, Egypt, Guam, Indonesia, Ireland, Israel, Kuwait, Lebanon, Montenegro, Morocco, Nicaragua, Oman, Pakistan, Paraguay, Peru, Puerto Rico, Russia, Saudi Arabia, Serbia, Slovenia, South Africa, Trinidad, the United Arab Emirates, Uruguay and Vietnam. Griffin Bacal Inc. operates internationally through subsidiaries in Canada and the United Kingdom and through a branch in Mexico.

TBWA International Network

     The TBWA International Network operates in North America through TBWA Chiat/Day which is headquartered in New York and has full-service offices in New York, New York; Los Angeles, California; and St. Louis, Missouri; through Ketchum Advertising in Pittsburgh, Pennsylvania and San Francisco, California; through Graf Bertel Buczek in New York, New York; and through TBWA Chiat/Day Canada in Toronto, Canada. The TBWA International Network also operates in North America through its affiliate, TBWA Chiat/Day Mexico.

     The TBWA International Network operates internationally through subsidiaries in Australia, Belgium, Brazil, China, Denmark, France, Germany, Greece, Hong Kong, Italy, the Netherlands, Portugal, Singapore, South Africa, Spain, Thailand and the United Kingdom; and through affiliates located in Argentina, Chile, Hungary, the Netherlands, Norway, Poland, Sweden and Switzerland. The TBWA International Network uses the services of associate agencies in Austria, Cyprus, the Czech Republic, India, Israel, Japan, the Middle East, Norway, Russia, South Korea and Zimbabwe.

Diversified Agency Services

     DAS is the Omnicom Group's Marketing Services and Specialty Advertising Division. The DAS mission is to provide the best customer driven marketing communications coordinated for the clients' benefit. Marketing services include: promotion, public relations, public affairs, direct/database marketing, branding consultancy, graphic arts, sports marketing and directory advertising. Specialty advertising includes: financial, healthcare, multicultural and recruitment advertising. DAS also operates independent consumer advertising and media buying agencies.

     DAS agencies headquartered in the United States include: Gerstman & Meyers, Harrison & Star, Interbrand Schechter, Kallir, Philips, Ross, Ketchum Healthcare Communications, Lyons/Lavey/Nickel/Swift, Merkley Newman Harty, RC Communications, The Rodd Group and Shain Colavito Pensabene Direct in New York; Bernard Hodes Advertising, Doremus & Company, Gavin Anderson & Company Worldwide, Ketchum Public Relations Worldwide, Porter Novelli and Rapp Collins Worldwide, all in various cities and headquartered in New York; Alcone Marketing Group headquartered in Irvine, California; TLP in Dallas, Texas; Baxter, Gurian & Mazzei in Los Angeles, California; Clark & Weinstock in New York, New York and Washington, D.C.; Corbett HealthConnect in Chicago, Illinois; Creative Media in New York, New York and San Francisco, California; Millsport in Stamford, Connecticut; Optima Direct in Vienna, Virginia; Ketchum Directory Advertising, headquartered in Chicago, Illinois; The GMR Group in Fort Washington, Pennsylvania; and Rainoldi, Kerzner & Radcliffe in San Francisco, California.

     DAS operates in the United Kingdom through subsidiaries which include Colour Solutions, Countrywide Communications Group, CPM International, GPC Market Access Group, Granby Marketing Services, Interbrand, MacMillan Davies Hodes Advertising, MacMillan Davies Hodes Consultants, Paling Walters Targis, Premier Magazines, Product Plus International, Smythe Dorward Lambert, Specialist Publications, The Anvil Consultancy and WWAV Rapp Collins Group.

     In addition, DAS operates internationally with subsidiaries and affiliates in Argentina, Australia, Belgium, Brazil, Canada, Chile, China, Colombia, Costa Rica, France, Germany, Hong Kong, India, Indonesia, Ireland, Italy, Japan, Korea, Mexico, the Netherlands, Panama, Puerto Rico, Singapore, South Africa, Spain, Sweden, Switzerland and Taiwan.

Communicade

     The Omnicom Group has minority interests in six interactive marketing agencies in the United States: AGENCY.COM Ltd., Razorfish, Inc. and Think New Ideas, Inc., headquartered in New York; Red Sky Interactive and Organic Online, Inc., in San Francisco, California; and Interactive Solutions Inc., in Boston, Massachusetts.

Omnicom Group Inc.

     As the parent company of BBDO Worldwide, DDB Needham Worldwide, TBWA International, DAS, Communicade and two independent agencies, the Company, through its wholly-owned subsidiary Omnicom Management Inc., provides a common financial and administrative base for the operating groups. The Company oversees the operations of each group through regular meetings with their respective top-level management. The Company sets operational goals for each of the groups and evaluates performance through the review of monthly operational and financial reports. The Company provides its groups with centralized services designed to coordinate financial reporting and controls, tax, treasury and real estate planning, and to focus corporate development objectives. The Company also develops consolidated services for its agencies and their clients such as consolidated media buying arrangements.

Clients

     The clients of the Omnicom Group include major industrial, financial and service industry companies as well as smaller, local clients. Among its largest clients are Anheuser-Busch, Chrysler, Gillette, Hasbro, Henkel, Johnson & Johnson, Mars, McDonald's, Nissan, PepsiCo, Pfizer, Sony, Visa and Volkswagen.

     The Omnicom Group's ten largest clients accounted for approximately 20% of 1996 commissions and fees. The majority of these have been clients for more than ten years. The Omnicom Group's largest client accounted for less than 6% of 1996 commissions and fees.

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

      The Omnicom Group's advertising networks also generate revenues by arranging for the production of advertisements and commercials. Although, as a general matter, the Omnicom Group does not itself produce the advertisements and commercials, the Omnicom Group's creative and production staff directs and supervises the production company. Agencies bill the client for production costs plus a commission. In some circumstances, certain production work is done by the Omnicom Group's personnel.

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

      The Omnicom Group is continuously developing new methods of improving its research capabilities, to analyze specific client requirements and to assess the impact of advertising. In the United States, approximately 198 people on the Omnicom Group's staff were employed in research during the year and the Omnicom Group's domestic research expenditures approximated $34,816,000. Substantially all such expenses were incurred in connection with contemporaneous servicing of clients.

      The advertising business is highly competitive and accounts may shift agencies with comparative ease, usually on 90 days' notice. Clients may also reduce advertising budgets at any time for any reason. An agency's ability to compete for new clients is affected in some instances by the policy, which many advertisers follow, of not permitting their agencies to represent competitive accounts in the same market. As a result, increasing size may limit an agency's potential for securing certain new clients. In the vast majority of cases, however, the separate, independent identities of BBDO Worldwide, DDB Needham Worldwide, TBWA International, the independent agencies within the DAS Group and Communicade, and the other independent agencies have enabled the Omnicom Group to represent competing clients.

      BBDO Worldwide, DDB Needham Worldwide, TBWA International, DAS, Communicade and the independent agencies have sought, and as part of the Omnicom Group's operating segments will seek, new business by showing potential clients examples of advertising campaigns produced and by explaining the variety of related services offered. The Omnicom Group competes in the United States and internationally with a multitude of full service and special service agencies. In addition to the usual risks of the advertising agency business, international operations are subject to the risk of currency exchange fluctuations, exchange control restrictions and to actions of governmental authorities.

Employees

      The business success of the Omnicom Group is, and will continue to be, highly dependent upon the skills and creativity of its creative, research, media and account personnel and their relationships with clients. The Company believes its operating groups have established reputations for creativity and marketing expertise which attract, retain and stimulate talented personnel. There is substantial competition among advertising agencies for talented personnel and all agencies are vulnerable to adverse consequences from the loss of key individuals. Employees are generally not under employment contracts and are free to move to competitors of the Omnicom Group. The Company believes that its compensation arrangements for its key employees, which include stock options, restricted stock and retirement plans, are highly competitive with those of other advertising agencies. As of December 31, 1996, the Omnicom Group, excluding unconsolidated companies, employed approximately 22,700 persons, of which approximately 10,400 were employed in the United States and approximately 12,300 were employed in its international offices.

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

Domestic

     The Company's corporate office occupies approximately 32,000 sq. ft. of space at 437 Madison Avenue, New York, New York under a lease expiring in the year 2010.

     BBDO Worldwide occupies approximately 285,000 sq. ft. of space at 1285 Avenue of the Americas, New York, New York under a lease expiring in the year 2012, which includes options for additional growth of the agency.

     DDB Needham Worldwide occupies approximately 171,000 sq. ft. of space at 437 Madison Avenue, New York, New York under leases expiring in the year 2010, which include options for additional growth of the agency.

     TBWA Chiat/Day occupies approximately 58,000 sq. ft. of space at 180 Maiden Lane, New York, New York under a lease expiring in the year 2016, which includes options for additional growth of the agency.

     Offices in Atlanta, Boston, Chicago, Dallas, Detroit, Houston, Irvine, Los Angeles, Mahwah, Minneapolis, New York, Philadelphia, Pittsburgh, San Francisco, San Jose, Seattle, St. Louis and Washington, D.C. and at various other locations occupy approximately 2,877,000 sq. ft. of space under leases with varying expiration dates.

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

      No matters were submitted to a vote of security holders during 1996.

Executive Officers of the Company

      The individuals named below are Executive Officers of the Company and, except as indicated below, have held their current positions during the last five years:

             Name                                         Position                                      Age
            ------                                        --------                                      ---
Bruce Crawford............    Chairman of Omnicom Group                                                 68
John D. Wren..............    Chief Executive Officer & President of Omnicom Group and
                                Chairman & Chief Executive Officer of Diversified Agency Services       44
Fred J. Meyer ............    Chief Financial Officer of Omnicom Group                                  66
Dennis E. Hewitt..........    Treasurer of Omnicom Group                                                52
Barry J. Wagner...........    Secretary & General Counsel of Omnicom Group                              56
Jonathan E. Ramsden.......    Controller of Omnicom Group                                               32
Allen Rosenshine..........    Chairman & Chief Executive Officer of BBDO Worldwide                      58
James A. Cannon ..........    Vice Chairman & Chief Financial Officer of BBDO Worldwide                 58
Keith L. Reinhard.........    Chairman & Chief Executive Officer of DDB Needham
                                Worldwide                                                               62
William G. Tragos.........    Chairman & Chief Executive Officer of TBWA International                  62

     John D. Wren was appointed Chief Executive Officer of the Omnicom Group effective January 1, 1997, succeeding Bruce Crawford in the position. Mr. Wren was appointed President of the Omnicom Group and Chairman of Diversified Agency Services in September 1995. Mr. Wren was appointed Chief Executive Officer of Diversified Agency Services in May 1993. Mr. Wren had served as President of Diversified Agency Services since February 1992, having previously served as its Executive Vice President and General Manager.

     Fred J. Meyer joined the Company in April 1988 as Chief Financial Officer. Mr. Meyer was previously Senior Vice President and Chief Financial Officer of CBS Inc.

     Dennis E. Hewitt was promoted to Treasurer of the Company in January 1994. Mr. Hewitt joined the Company in May 1988 as Assistant Treasurer.

     Barry J. Wagner was promoted to Secretary & General Counsel of the Company in May 1995. Mr. Wagner was previously Assistant Secretary of the Company.

     Jonathan E. Ramsden was promoted to Controller of the Company in June 1996. Mr. Ramsden joined the Company in March 1996 after nine years with Arthur Andersen.

     Similar information with respect to the remaining Executive Officers of the Company, who are all directors of the Company, can be found in the Company's definitive proxy statement expected to be filed April 7, 1997.

     The Executive Officers of the Company are elected annually following the annual meeting of the shareholders of their respective employers.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Price Range of Common Stock and Dividend History

      The Company's Common Stock is listed on the New York Stock Exchange under the symbol "OMC". The table below shows the range of reported last sale prices on the New York Stock Exchange Composite Tape for the Company's common stock for the periods indicated and the dividends paid per share on the common stock for such periods; the reported last sale price on March 14, 1997 was $51.

                                                                 Dividends Paid
                                                                  Per Share of
                                            High        Low       Common Stock
                                            -----      -----      -------------
   1995
        First Quarter.....................  28 7/16     25            .155
        Second Quarter....................  30 13/16    27 1/16       .155
        Third Quarter.....................  33          29 5/16       .175
        Fourth Quarter....................  37 1/4      31 3/16       .175

   1996
        First Quarter.....................  45          35 5/8        .175
        Second Quarter....................  46 1/2      40 1/4        .175
        Third Quarter.....................  47 3/4      39 1/8        .20
        Fourth Quarter....................  51 1/2      44            .20

      The Company is not aware of any restrictions on its present or future ability to pay dividends. However, in connection with certain borrowing facilities entered into by the Company and its subsidiaries (see Note 7 of the Notes to Consolidated Financial Statements), the Company is subject to certain restrictions on the ratio of debt to cash flow, the ratio of total consolidated indebtedness to total consolidated capitalization and its ability to make investments in and loans to affiliates and unconsolidated subsidiaries.

      On January 28, 1997 the Board of Directors declared a regular quarterly dividend of $.20 per share of common stock, payable April 3, 1997 to holders of record on March 14, 1997.

      Approximate Number of Equity Security Holders

                                                           Approximate Number of
                                                              Record Holders
                 Title of Class                              on March 14, 1997
                 --------------                            ---------------------
      Common Stock, $.50 par value.......................           3,658
      Preferred Stock, $1.00 par value ..................           None

 Item 6.  Selected Financial Data

      The following table sets forth selected financial data of the Company and should be read in conjunction with the consolidated financial statements which begin on page F-1.


                                                      (Dollars in Thousands Except Per Share Amounts)
                                           --------------------------------------------------------------------
                                                1996         1995          1994          1993          1992
                                            ------------ ------------  ------------  ------------  ------------
   For the year:
      Commissions and fees................   $2,641,667     $2,257,536    $1,907,795   $1,688,960    $1,600,326
      Income before changes
         in accounting principles.........      176,329        139,955       111,495       65,568        59,650
      Net income..........................      176,329        139,955        83,486       65,568        56,250
      Earnings per common share before
         changes in accounting principles:
         Primary..........................         2.29           1.89          1.58         1.03          1.01
         Fully diluted....................         2.25           1.85          1.54         1.01          0.86
      Cumulative effect of changes in
         accounting principles:
         Primary..........................           --             --         (0.40)          --         (0.06)
         Fully diluted....................           --             --         (0.40)          --         (0.06)
      Earnings per common share after
         changes in accounting principles:
         Primary..........................         2.29           1.89          1.18         1.03          0.95
         Fully diluted....................         2.25           1.85          1.18         1.01          0.81
   Dividends declared per common
         share............................         0.75           0.66          0.62         0.62          0.60
   At year end:
      Total assets........................    4,055,943      3,527,677     3,040,211    2,465,408     2,266,733
      Long-term obligations:
         Long-term debt...................      204,744        290,379       199,487      301,044       324,133
         Deferred compensation and
           other liabilities..............      124,739        122,623       150,291      113,197       102,814


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      In 1996, domestic revenues from commissions and fees increased 23.9 percent. The effect of acquisitions, net of divestitures, accounted for a 7.4 percent increase. The remaining 16.5 percent increase was due to the growth of existing businesses, including net new business gains and higher net spending from existing clients.

      In 1995, domestic revenues from commissions and fees increased 12.8 percent. The effect of acquisitions, net of divestitures, accounted for a 1.5 percent increase. The remaining 11.3 percent increase was due to the growth of existing businesses, including net new business gains and higher net spending from existing clients.

      In 1994, domestic revenues from commissions and fees increased 7.0 percent. The effect of acquisitions, net of divestitures, accounted for a 1.2 percent increase. The remaining 5.8 percent increase was due to the growth of existing businesses, including net new business gains and higher net spending from existing clients.

      In 1996, international revenues increased 10.3 percent. The effect of acquisitions, net of divestitures, accounted for a 3.2 percent increase in international revenues. Changes in the foreign exchange value of the U.S. dollar decreased international revenues by 3.4 percent. The remaining 10.5 percent increase was due to the growth of existing businesses, including net new business gains and higher net spending from existing clients.

      In 1995, international revenues increased 24.3 percent. The effect of acquisitions, net of divestitures, accounted for a 5.9 percent increase in international revenues. The weakening of the U.S. dollar increased international revenues by 6.7 percent. The remaining 11.7 percent increase was due to the growth of existing businesses, including net new business gains and higher net spending from existing clients.

      In 1994, international revenues increased 20.2 percent. The effect of acquisitions, net of divestitures, accounted for an 8.5 percent increase in international revenues. The weakening of the U.S. dollar increased international revenues by 2.3 percent. The remaining 9.4 percent increase was due to the growth of existing businesses, including net new business gains and higher net spending from existing clients.

      In 1996, worldwide operating expenses increased 16.5 percent. Acquisitions, net of divestitures during the year, accounted for a 4.9 percent increase in worldwide operating expenses. Changes in the foreign exchange value of the U.S. dollar decreased worldwide operating expenses by 1.6 percent. The remaining 13.2 percent increase was caused by increases in employee compensation, including relatively higher levels of bonus and incentive compensation and severance payments, and growth in out-of-pocket expenditures to service the increased revenue base. Net foreign exchange gains did not significantly impact operating expenses for the year.

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

      In 1994, worldwide operating expenses increased 10.2 percent. Acquisitions, net of divestitures during the year, accounted for a 4.8 percent increase in worldwide operating expenses. The weakening of the U.S dollar increased worldwide operating expenses by 1.1 percent. The remaining 4.3 percent increase was caused by normal salary increases and growth in out-of-pocket expenditures to service the increased revenue base, partially offset by the elimination of special charges recorded in 1993 related to the restructuring of certain real estate operating leases, including the write off of fixed assets abandoned in conjunction with lease terminations. Net foreign exchange gains did not significantly impact operating expenses for the year.

      Net interest expense in 1996 decreased $6.9 million, due primarily to lower average interest rates on borrowings and the conversion of the 4.5%/6.25% Step-Up Convertible Subordinated Debentures in September 1996.

      Net interest expense in 1995 was comparable to net interest expense in 1994. The effect of higher average borrowings during the year was offset by the effect of higher average amounts of cash and marketable securities invested during the year.

      Net interest expense in 1994 decreased by $4.4 million. This decrease reflects lower average interest rates on borrowings, primarily due to the conversion of the Company's 7% Convertible Subordinated Debentures in October 1993 and the conversion of the Company's 6.5% Convertible Subordinated Debentures in July 1994, partially offset by lower average funds available for investment during the year and declining interest rates in certain countries.

      In 1996, the effective tax rate increased to 40.5 percent. This increase reflects an increase in the effective rate of state and local taxes.

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

      In 1996, consolidated net income increased 26.0 percent. This increase was the result of revenue growth and margin improvement. Operating margin, which excludes net interest expense, increased to 12.4 percent in 1996 from 12.0 percent in 1995 as a result of greater growth in commission and fee revenue than the growth in operating expenses. In 1996, the impact of acquisitions, net of divestitures, resulted in a 2.7 percent increase in consolidated net income, while changes in the foreign exchange value of the U.S. dollar decreased consolidated net income by 2.4 percent.

      In 1995, consolidated net income increased 25.5 percent compared to 1994 consolidated net income before the adoption of SFAS 112. This increase was the result of revenue growth, margin improvement, and an increase in equity income, partially offset by an increase in minority interest expense. Operating margin increased to 12.0 percent in 1995 from 11.3 percent in 1994 as a result of greater growth in commission and fee revenue than the growth in operating expenses. The increase in equity income was primarily due to increased earnings of the Company's existing equity affiliates. The increase in minority interest expense was caused by higher earnings from companies in which minority interests exist. In 1995, the impact of divestitures, net of acquisitions, resulted in a
4.4 percent decrease in consolidated net income, while the weakening of the U.S. dollar against several international currencies increased consolidated net income by 3.4 percent.

      In 1994, consolidated net income before the adoption of SFAS 112 increased by 70.0 percent. This increase was the result of revenue growth, margin improvement, an increase in equity income and a reduction in the effective tax rate. Operating margin increased to 11.3 percent in 1994 from 9.1 percent in 1993 as a result of greater growth in commission and fee revenue than the growth in operating expenses. The increase in equity income was primarily due to earnings from new equity affiliates and was also due to improved net income at companies which are less than 50 percent owned. In 1994, the impact of divestitures, net of acquisitions, resulted in a 2.3 percent decrease in consolidated net income, while the weakening of the U.S. dollar against several international currencies increased consolidated net income by 1.4 percent.

      At December 31, 1996, accounts receivable less allowance for doubtful accounts, increased by $52.2 million from December 31, 1995. At December 31, 1996, accounts payable and other accrued liabilities increased by $335.5 million and $97.3 million, respectively, from December 31, 1995. These increases were primarily due to an increased volume of activity resulting from business growth and acquisitions during the year and, in the case of accounts payable, differences in the timing of payments to media and other suppliers in 1996 compared to 1995.

      Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for
Postemployment Benefits". The cumulative after tax effect of the adoption of this statement decreased net income by $28.0 million.

      The Company's international operations are subject to the risk of currency exchange rate fluctuations. This risk is generally limited to the net income of the operations as the revenues and expenses of the operations are generally denominated in the same currency. When economically beneficial to do so, the Company or its international operations enter into hedging transactions to minimize the risk of adverse currency exchange rate fluctuations on the net income of the operation. The Company's major international markets are the United Kingdom, Germany, France, the Netherlands, Canada, Spain, and Australia. The Company's operations are also subject to the risk of interest rate fluctuations.

      As part of managing the Company's exposures to currency exchange and market interest rates, the Company periodically enters into derivative financial instruments. In order to minimize counterparty risk, the Company only enters into derivative contracts with major well-known banks that have credit ratings equal to or better than the Company's. Additionally, these contracts contain provisions for net settlement. As such, the contracts settle based on the spread between the currency rates and interest rates contained in the contracts and the current market rates. This minimizes the risk of an insolvent counterparty being unable to pay the Company and, at the same time, having the creditors of the counterparty demanding the notional principal amount from the Company.

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

      At December 31, 1996 and 1995, the Company had forward foreign exchange contracts outstanding with an aggregate notional principal amount of $301 million and $325 million, respectively, most of which were denominated in the Company's major international market currencies. These contracts predominantly hedge certain of the Company's intercompany receivables and payables which are recorded in a currency different from that in which they will settle. The terms of these contracts are generally three months or less.

      At December 31, 1996 no swap agreements were outstanding. At December 31, 1995, the Company had executed interest rate swap contracts with banks which became effective during 1996. These contracts consisted of: a $75 million notional principal amount U.S. dollar fixed to floating rate swap relating to a portion of the Company's intercompany interest cash flows; a Deutsche Mark 76.6 million notional principal amount (approximately $53.3 million at the December 31, 1995 exchange rate) floating to fixed rate swap and a $10 million notional principal amount U.S. dollar floating to fixed rate swap, both of which were to convert a portion of the Company's floating rate debt to a fixed rate. During 1996, these interest rate swap contracts were terminated.

     At December 31, 1996 and 1995, the Company had no other derivative contracts outstanding.

     The Company anticipates relatively favorable growth rates in its domestic and international markets.

Capital Resources and Liquidity

      Cash and cash equivalents increased $196.3 million during 1996 to $510.3 million at December 31, 1996. The Company's positive net cash flow provided by operating activities was maintained, in part, by a continued favorable relationship between the collection of accounts receivable and the payment of obligations to media and other suppliers. After annual cash outlays for dividends paid to shareholders and minority interests and the repurchase of the Company's common stock for employee programs, the balance of the cash flow, together with the proceeds from issuance of debt obligations, was used to fund acquisitions, make capital expenditures and repay debt obligations.

      On July 12, 1996, the Company issued a Notice of Redemption for the outstanding 4.5%/6.25% Step-Up Convertible Subordinated Debentures with a scheduled maturity in 2000. Prior to the September 5, 1996 redemption date, the debenture holders elected to convert all of their outstanding debentures into common stock of the Company at a conversion price of $27.44 per common share.

      On March 1, 1996, the Company issued Deutsche Mark 100 million Floating Rate Bonds (approximately $68 million at the March 1, 1996 exchange rate) due March 1, 1999. The bonds are unsecured, unsubordinated obligations of the Company and bear interest at a per annum rate equal to Deutsche Mark three month LIBOR plus 0.375%.

      On January 4, 1995, an indirect wholly-owned subsidiary of the Company issued Deutsche Mark 200 million Floating Rate Bonds due January 5, 2000. The bonds are unsecured, unsubordinated obligations of the issuer and are unconditionally and irrevocably guaranteed by the Company. The bonds bear interest at a per annum rate equal to Deutsche Mark three month LIBOR plus 0.65%.

      On June 1, 1994, the Company issued a Notice of Redemption for the outstanding $100 million of its 6.5% Convertible Subordinated Debentures due 2004. Prior to the July 27, 1994 redemption date, the debenture holders elected to convert all of their outstanding debentures into common stock of the Company at a conversion price of $14.00 per common share.

      The Company maintains relationships with a number of banks worldwide, which have extended unsecured committed lines of credit in amounts sufficient to meet the Company's cash needs. At December 31, 1996, the Company had $475 million in such unsecured committed lines of credit, comprised of a $360 million, five year revolving credit agreement expiring June 30, 2001, and $115 million in lines of credit, principally outside of the United States. Of the $475 million in unsecured committed lines, $5 million were used at December 31, 1996. Management believes the aggregate lines of credit available to the Company are adequate to support its short-term cash requirements for dividends, capital expenditures and maintenance of working capital.

      On January 3, 1997, the Company issued $218.5 million of 41/4% Convertible Subordinated Debentures with a scheduled maturity in 2007. The debentures are convertible into common stock of the Company at a conversion price of $63.00 per share subject to adjustment in certain events. Debenture holders have the right to require the Company to redeem the debentures on January 3, 2003 at a price of 112.418%, or upon the occurrence of a Fundamental Change, as defined in the indenture agreement, at the prevailing redemption price. The Company may redeem the debentures, as a whole or in part, on or after December 29, 2000 initially at 108.324% and at increasing prices thereafter to 112.418% until January 2, 2003 and 100% thereafter. Unless the debentures are redeemed, repaid or converted prior thereto, the debentures will mature on January 3, 2007 at their principal amount. The proceeds of this issuance are being used for general corporate purposes including working capital.

     The Company anticipates that the year end cash position, together with the future cash flows from operations and funds available under existing credit facilities (including the 41/4% Convertible Subordinated Debentures) will be adequate to meet its long-term cash requirements as presently contemplated.

Item 8.  Financial Statements and Supplementary Data

     The financial statements and supplementary data required by this item appear beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

      Information with respect to the directors of the Company and compliance with Section 16 rules is incorporated by reference to the Company's definitive proxy statement expected to be filed by April 7, 1997. Information regarding the Company's executive officers is set forth in Part I of this Form 10-K.


Item 11.  Executive Compensation

      Incorporated by reference to the Company's definitive proxy statement expected to be filed by April 7, 1997.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference to the Company's definitive proxy statement expected to be filed by April 7, 1997.


Item 13.  Certain Relationships and Related Transactions

      Incorporated by reference to the Company's definitive proxy statement expected to be filed by April 7, 1997.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K



                                                                                             Page
                                                                                             ----
(a)1. Financial Statements:
      Report of Management................................................................   F-1
      Report of Independent Public Accountants............................................   F-2
      Consolidated Statements of Income for the three years ended December 31, 1996.......   F-3
      Consolidated Balance Sheets at December 31, 1996 and 1995...........................   F-4
      Consolidated Statements of Shareholders' Equity for the three years
         ended December 31, 1996..........................................................   F-5
      Consolidated Statements of Cash Flows for the three years
         ended December 31, 1996..........................................................   F-6
      Notes to Consolidated Financial Statements..........................................   F-7
      Quarterly Results of Operations (Unaudited).........................................   F-20

   2. Financial Statement Schedules:
      Schedule II--Valuation and Qualifying Accounts  for the three years
         ended December 31, 1996 .........................................................   S-1

      All other schedules are omitted because they are not applicable.

   3. Exhibits:
      (3)(i) Articles of Incorporation (as amended on November 28, 1995 and as restated for filing purposes). Incorporated by reference to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

         (ii)   By-laws.
                Incorporated by reference to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1987.

      (4)       Instruments   Defining  the  Rights  of  Security   Holders,
                Including Indentures.

      4.1 Copy of Subscription Agreement dated December 14, 1994 by and among the Registrant, BBDO Canada Inc. and Morgan Stanley GmbH and the other Managers listed therein, in connection with the issuance of DM 200,000,000 Floating Rate Bonds of 1995 due January 5, 2000 of BBDO Canada Inc., including form of Guaranty by Registrant, filed as Exhibit
                4.2 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

      4.2 Paying Agency Agreement dated January 4, 1995 by and among the Registrant, BBDO Canada Inc. and Morgan Stanley GmbH in connection with the issuance of DM 200,000,000 Floating Rate Bonds of 1995 due January 5, 2000 of BBDO Canada Inc. filed as Exhibit 4.3 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

      4.3 Copy of Subscription Agreement dated February 27, 1996 by and among the Registrant, Morgan Stanley Bank AG and Morgan Stanley & Co. International in connection with the issuance of DM 100,000,000 Floating Rate Bonds of 1996 due March 1, 1999 filed as Exhibit 4.4 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

      4.4 Paying Agency Agreement dated March 1, 1996 by and among the Registrant, Morgan Stanley Bank AG and Morgan Stanley & Co. International in connection with the issuance of DM 100,000,000 Floating Rate Bonds of 1996 due March 1, 1999 filed as Exhibit 4.5 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

      4.5 Indenture dated January 3, 1997 between the Registrant and The Chase Manhattan Bank, as trustee, in connection with the issuance of 41/4% Convertible Subordinated Debentures due 2007 filed as Exhibit 4.2 to Omnicom Group Inc.'s Form S-3 Registration Statement No. 333-22589, is incorporated herein by reference.

      4.6       Form of Debentures  (included in Exhibit 4.5 above) filed as
                Exhibit 4.3 to Omnicom Group Inc.'s Form S-3 Registration Statement No. 333-22589, is incorporated herein by reference.

      4.7 Registration Rights Agreement dated as of January 3, 1997 between the Registrant and Morgan Stanley & Co. Incorporated related to the Registrant's 41/4% Convertible Subordinated Debentures due 2007 filed as Exhibit 4.4 to Omnicom Group Inc.'s Form S-3 Registration Statement No. 333-22589, is incorporated herein by reference.

       (10)     Material Contracts.

                Management  Contracts,   Compensatory  Plans,  Contracts  or
                Arrangements.

      10.1 Copy of Registrant's 1987 Stock Plan, filed as Exhibit 10.26 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1987, is incorporated herein by reference.

      10.2      Amendments to Registrant's 1987 Stock Plan, filed as Exhibit
                10.2 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

      10.3 Copy of Registrant's Profit-Sharing Retirement Plan dated May 16, 1988, filed as Exhibit 10.24 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1988, is incorporated herein by reference.

      10.4 Amendment to Registrant's Profit-Sharing Retirement Plan, listed as Exhibit 10.3 above, adopted February 4, 1991, filed as Exhibit 10.28 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1990, is incorporated herein by reference.

      10.5 Amendment to Registrant's Profit-Sharing Retirement Plan listed as Exhibit 10.3 above, adopted on December 7, 1992, filed as Exhibit 10.13 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

      10.6 Amendment to Registrant's Profit-Sharing Retirement Plan listed as Exhibit 10.3 above, adopted on July 1, 1993, filed as Exhibit 10.10 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

      10.7 Standard Form of the Registrant's 1988 Executive Salary Continuation Plan Agreement, filed as Exhibit 10.24 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.

      10.8 Standard Form of the Registrant's Indemnification Agreement with members of Registrant's Board of Directors, filed as
                Exhibit 10.25 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.

      10.9 Copy of DDB Needham Worldwide Joint Savings Plan, effective as of May 1, 1989, filed as Exhibit 10.26 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.

      10.10 Copy of Severance Agreement dated July 6, 1993, between Keith Reinhard and The DDB Needham Worldwide Communications Group, Inc. (then known as DDB Needham Worldwide, Inc.), filed as Exhibit 10.11 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

      10.11 Copy of Employment Agreement dated May 26, 1993, between William G. Tragos and TBWA International B.V., filed as
                Exhibit 10.13 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

      10.12 Copy of Deferred Compensation Agreement dated October 12, 1984, between William G. Tragos and TBWA Advertising Inc., filed as Exhibit 10.14 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

      10.13 Standard Form of Severance Compensation Agreement incorporated by reference to BBDO International Inc.'s Form S-1 Registration Statement filed with the Securities and Exchange Commission on September 28, 1973, is incorporated herein by reference.

                Other Material Contracts.

      10.14 Copy of $360,000,000 Credit Agreement, dated May 10, 1996, between Omnicom Finance Inc., Omnicom Finance Limited, ABN AMRO Bank N.V., Chase Securities Inc. and the financial institutions party thereto, filed as Exhibit 10.15 to Omnicom Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

      10.15 Copy of Amendment No. 1 dated December 27, 1996, to the Omnicom $360,000,000 Credit Agreement dated May 10, 1996, listed as Exhibit 10.14 above.

      (21)      Subsidiaries of the Registrant............................. S-2

      (23)      Consents of Experts and Counsel.

      23.1      Consent of Arthur Andersen LLP............................. S-15

      (24) Powers of Attorney from Bernard Brochand, Robert J. Callander, James A. Cannon, Leonard S. Coleman, Jr., John R. Murphy, John R. Purcell, Keith L. Reinhard, Allen Rosenshine, Gary L. Roubos, Quentin I. Smith, Jr., William
                G. Tragos and Egon P. S. Zehnder.

      (27)      Financial Data Schedule (filed in electronic format only).

(b) Reports on Form 8-K:

      No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1996.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Omnicom Group Inc.
Date: March 24, 1997
                                           By:         /s/ FRED J. MEYER
                                              ----------------------------------
                                                         Fred J. Meyer
                                                   Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



            Signature                         Title                   Date
            ---------                         -----                   ----

       /s/ BRUCE CRAWFORD             Chairman and Director       March 24, 1997
--------------------------------
        (Bruce Crawford)

         /s/ JOHN D. WREN            Chief Executive Officer      March 24, 1997
--------------------------------    and President and Director
         (John D. Wren)

        /s/ FRED J. MEYER             Chief Financial Officer     March 24, 1997
--------------------------------
         (Fred J. Meyer)

     /s/ JONATHAN E. RAMSDEN           Controller (Principal      March 24, 1997
--------------------------------        Accounting Officer)
      (Jonathan E. Ramsden)

       /s/ BARRY J. WAGNER                 Secretary and          March 24, 1997
--------------------------------          General Counsel
        (Barry J. Wagner)

      /s/ BERNARD BROCHAND*                  Director             March 24, 1997
--------------------------------
       (Bernard Brochand)

    /s/ ROBERT J. CALLANDER*                 Director             March 24, 1997
--------------------------------
      (Robert J. Callander)

      /s/ JAMES A. CANNON*                   Director             March 24, 1997
--------------------------------
        (James A. Cannon)

  /s/ LEONARD S. COLEMAN, JR.*               Director             March 24, 1997
--------------------------------
    (Leonard S. Coleman, Jr.)

       /s/ JOHN R. MURPHY*                   Director             March 24, 1997
--------------------------------
        (John R. Murphy)

       /s/ JOHN R. PURCELL *                 Director             March 24, 1997
--------------------------------
        (John R. Purcell)

     /s/ KEITH L. REINHARD*                  Director             March 24, 1997
--------------------------------
       (Keith L. Reinhard)

      /s/ ALLEN ROSENSHINE*                  Director             March 24, 1997
--------------------------------
       (Allen Rosenshine)

       /s/ GARY L. ROUBOS*                   Director             March 24, 1997
--------------------------------
        (Gary L. Roubos)

   /s/ QUENTIN I. SMITH, JR.*                Director             March 24, 1997
--------------------------------
     (Quentin I. Smith, Jr.)

     /s/ WILLIAM G. TRAGOS*                  Director             March 24, 1997
--------------------------------
       (William G. Tragos)

     /s/ EGON P.S. ZEHNDER*                  Director             March 24, 1997
--------------------------------
       (Egon P.S. Zehnder)

*By    /s/ BARRY J. WAGNER
--------------------------------
         Barry J. Wagner
        Attorney-in-fact

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

      The Audit Committee meets periodically with representatives of financial management, internal audit and the independent public accountants to assure that each is properly discharging their responsibilities. In order to ensure complete independence, the Audit Committee communicates directly and separately with the independent public accountants, internal audit and financial management to discuss the results of their audits, the adequacy of internal accounting controls and the quality of financial reporting.


             /s/ JOHN D. WREN                        /s/ FRED J. MEYER
--------------------------------------  ----------------------------------------
               John D. Wren                            Fred J. Meyer
  Chief Executive Officer and President          Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
  Shareholders of Omnicom Group Inc.:

      We have audited the accompanying consolidated balance sheets of Omnicom Group Inc. (a New York corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omnicom Group Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

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


                                                         ARTHUR ANDERSEN LLP
New York, New York
February 18, 1997

                       OMNICOM GROUP INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                  Years Ended December 31,
                                                   (Dollars in Thousands
                                                   Except Per Share Data)
                                          -------------------------------------
                                             1996          1995        1994
                                             ----          ----        ----
COMMISSIONS AND FEES...................   $2,641,667    $2,257,536   $1,907,795

OPERATING EXPENSES:
     Salaries and Related Costs........    1,555,553     1,305,087    1,102,944
     Office and General Expenses.......      759,541       681,544      588,747
                                          ----------    ----------   ----------
                                           2,315,094     1,986,631    1,691,691
                                          ----------    ----------   ----------
OPERATING PROFIT.......................      326,573       270,905      216,104

NET INTEREST EXPENSE:
     Interest and Dividend Income......      (12,725)      (15,019)     (13,295)
     Interest Paid or Accrued..........       34,067        43,271       40,485
                                          ----------    ----------   ----------
                                              21,342        28,252       27,190
                                          ----------    ----------   ----------

INCOME BEFORE INCOME TAXES
     AND CHANGE IN ACCOUNTING
     PRINCIPLE.........................      305,231       242,653      188,914

INCOME TAXES...........................      123,639        97,386       77,927
                                          ----------    ----------   ----------

INCOME AFTER INCOME TAXES AND BEFORE
   CHANGE IN ACCOUNTING PRINCIPLE......      181,592       145,267      110,987
EQUITY IN AFFILIATES...................       20,510        20,828       18,322
MINORITY INTERESTS.....................      (25,773)      (26,140)     (17,814)
                                          ----------    ----------   ----------
INCOME BEFORE CHANGE IN
   ACCOUNTING PRINCIPLE................      176,329       139,955      111,495
CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE................          --            --       (28,009)
                                          ----------    ----------   ----------
NET INCOME.............................   $  176,329    $  139,955   $   83,486
                                          ==========    ==========   ==========
NET INCOME PER COMMON SHARE:
   Income Before Change in
        Accounting Principle:
        Primary........................   $     2.29    $     1.89   $     1.58
        Fully Diluted..................   $     2.25    $     1.85   $     1.54

   Cumulative Effect of Change
     in Accounting Principle:
        Primary........................   $      --     $      --    $    (0.40)
        Fully Diluted..................   $      --     $      --    $    (0.40)

   Net Income:
        Primary........................   $     2.29    $     1.89   $     1.18
        Fully Diluted..................   $     2.25    $     1.85   $     1.18

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   A S S E T S

                                                                                          December 31,
                                                                                     (Dollars in Thousands)
                                                                                   ---------------------------
                                                                                      1996            1995
                                                                                      ----            ----
CURRENT ASSETS:
    Cash and cash equivalents....................................................    $ 510,267      $  313,999
    Investments available-for-sale, at market, which approximates cost...........       12,841          21,474
    Accounts receivable, less allowance for doubtful accounts of
        $25,642 and $23,352 (Schedule II)........................................    1,555,411       1,503,212
    Billable production orders in process, at cost...............................      156,667         106,115
    Prepaid expenses and other current assets....................................      189,799         161,235
                                                                                    ----------      ----------
    Total Current Assets.........................................................    2,424,985       2,106,035

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost, less
   accumulated depreciation and amortization of $301,102 and $259,664............      221,655         200,473
INVESTMENTS IN AFFILIATES  ......................................................      223,918         200,216
INTANGIBLES, less accumulated amortization of $198,880 and $157,863..............    1,000,312         832,698
DEFERRED TAX BENEFITS............................................................       79,828          70,242
DEFERRED CHARGES AND OTHER ASSETS ...............................................      105,245         118,013
                                                                                    ----------      ----------
                                                                                    $4,055,943      $3,527,677
                                                                                    ==========      ==========

                      L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y
CURRENT LIABILITIES:
    Accounts payable.............................................................   $2,070,026      $1,734,500
    Current portion of long-term debt............................................        4,160           2,934
    Bank loans ..................................................................        4,612          18,097
    Advance billings.............................................................      151,539         245,516
    Accrued taxes on income......................................................       66,409          41,756
    Other accrued taxes..........................................................       72,424          66,167
    Other accrued liabilities....................................................      477,753         380,407
    Dividends payable............................................................       16,153          13,067
                                                                                    ----------      ----------
    Total Current Liabilities....................................................    2,863,076       2,502,444
                                                                                    ----------      ----------
LONG-TERM DEBT  .................................................................      204,744         290,379
DEFERRED COMPENSATION AND OTHER LIABILITIES .....................................      124,739         122,623
MINORITY INTERESTS ..............................................................       62,706          60,724
COMMITMENTS AND CONTINGENT LIABILITIES (Note 10)
SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value, 7,500,000 shares authorized, none
        issued...................................................................           --          --
    Common stock, $.50 par value, 150,000,000 shares authorized,
        86,288,507 and 79,842,976 shares issued in 1996 and 1995, respectively...       43,144          39,921
    Additional paid-in capital...................................................      554,511         390,984
    Retained earnings............................................................      419,072         299,704
    Unamortized restricted stock.................................................      (39,445)        (30,739)
    Cumulative translation adjustment............................................        3,490         (26,641)
    Treasury stock, at cost, 5,859,936 and 5,184,814 shares in 1996 and
        1995, respectively.......................................................     (180,094)       (121,722)
                                                                                    ----------      ----------
        Total Shareholders' Equity...............................................      800,678         551,507
                                                                                    ----------      ----------
                                                                                    $4,055,943      $3,527,677
                                                                                    ==========      ==========

       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       OMNICOM GROUP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       Three Years Ended December 31, 1996
                             (Dollars in Thousands)


                                           Common Stock       Additional           Unamortized  Cumulative                 Total
                                       ---------------------   Paid-in   Retained  Restricted   Translation  Treasury  Shareholders'
                                        Shares     Par Value   Capital   Earnings     Stock     Adjustment     Stock      Equity
                                       ---------   ---------  ---------  --------  -----------  ----------   --------   ------------
Balance December 31, 1993...........  72,285,434    $36,142   $281,287   $166,222   $(21,807)   $(65,814)    $(68,110)   $327,920

Net income..........................                                       83,486                                          83,486

Dividends declared..................                                      (42,220)                                        (42,220)

Amortization of restricted shares ..                                                   9,535                                9,535

Share transactions under employee
   stock plans......................    (165,668)       (83)     2,952               (13,359)                  16,796       6,306

Shares issued for acquisitions .....                             1,103                                         11,932      13,035

Conversion of 6.5% Debentures ......   7,142,466      3,572     96,428                                                    100,000

Cumulative translation adjustment ..                                                              37,560                   37,560

Repurchases of shares...............                                                                          (67,456)    (67,456)

                                      ----------    -------   --------   --------   --------    --------    ---------    --------
Balance December 31, 1994...........  79,262,232     39,631    381,770    207,488    (25,631)    (28,254)    (106,838)    468,166

Net income..........................                                      139,955                                         139,955

Dividends declared..................                                      (47,739)                                        (47,739)

Amortization of restricted shares ..                                                  10,713                               10,713

Share transactions under employee
   stock plans......................     580,744        290      8,205               (15,821)                  17,111       9,785

Shares issued for acquisitions .....                             1,009                                          2,659       3,668

Cumulative translation adjustment ..                                                               1,613                    1,613

Repurchases of shares...............                                                                          (34,654)    (34,654)
                                      ----------    -------   --------   --------   --------    --------    ---------    --------
Balance December 31, 1995,
    as previously reported..........  79,842,976     39,921    390,984    299,704    (30,739)    (26,641)    (121,722)    551,507

Pooling of interests adjustment
   related to acquisition of
   Ketchum Communications
   Holdings, Inc. ..................   1,206,853        604      5,685        436                                           6,725
                                      ----------    -------   --------   --------   --------    --------    ---------    --------
Balance January 1, 1996,
   as restated......................  81,049,829     40,525    396,669    300,140    (30,739)    (26,641)    (121,722)    558,232

Net income..........................                                      176,329                                         176,329

Dividends declared..................                                      (57,397)                                        (57,397)

Amortization of restricted shares ..                                                  13,895                               13,895

Share transactions under employee
   stock plans......................                             7,329               (22,601)                  26,893      11,621

Shares issued for acquisitions .....                             9,382                                         17,808      27,190

Conversion of 4.5%/6.25% Step-Up
   Debentures.......................   5,238,678      2,619    141,131                                                    143,750

Cumulative translation adjustment ..                                                              30,131                   30,131

Repurchases of shares...............                                                                         (103,073)   (103,073)
                                      ----------    -------   --------   --------   --------    --------    ---------    --------
Balance December 31, 1996...........  86,288,507    $43,144   $554,511   $419,072   $(39,445)   $  3,490    $(180,094)   $800,678
                                      ==========    =======   ========   ========   ========    ========    =========    ========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Years Ended December 31,
                                                                                  (Dollars in Thousands)
                                                                          --------------------------------------
                                                                             1996         1995          1994
                                                                          ----------   ----------    ----------
Cash Flows From Operating Activities:
  Net income...........................................................     $176,329    $ 139,955     $  83,486
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of tangible assets.................       50,970       45,879        41,308
      Amortization of intangible assets................................       34,849       28,250        25,046
      Minority interests...............................................       25,773       26,140        17,549
      Earnings of affiliates in excess of dividends received...........       (5,068)      (5,682)      (10,484)
      (Increase) decrease in deferred tax benefits.....................       (4,081)       2,400        (3,272)
      Provision for losses on accounts receivable......................        7,911        6,024         9,788
      Amortization of restricted shares................................       13,895       10,713         9,535
      Decrease (increase) in accounts receivable.......................       31,511     (259,560)     (139,194)
      Increase in billable production..................................      (20,546)     (22,442)       (4,735)
      Increase in other current assets.................................      (21,132)      (7,040)      (27,166)
      Increase in accounts payable.....................................      243,885      180,850       258,371
      (Decrease) increase in other accrued liabilities.................      (68,426)     107,087        77,476
      Increase (decrease) in accrued taxes on income...................       20,718      (12,808)       17,752
      Other............................................................        7,437      (13,177)        4,703
                                                                            --------     --------      --------
Net Cash Provided by Operating Activities .............................      494,025      226,589       360,163
                                                                            --------     --------      --------
Cash Flows From Investing Activities:
   Capital expenditures................................................      (48,777)     (49,568)      (43,983)
   Purchases of equity interests in subsidiaries
      and affiliates, net of cash acquired.............................     (178,861)    (118,784)     (150,660)
   Sales of equity interests in subsidiaries and affiliates............       52,861       15,278           499
   Purchases of investments available-for-sale and
      other investments................................................      (14,840)     (14,200)       (8,154)
   Sales of investments available-for-sale and
      other investments................................................       25,775       21,496        24,165
                                                                            --------     --------      --------
Net Cash Used in Investing Activities .................................     (163,842)    (145,778)     (178,133)
                                                                            --------     --------      --------
Cash Flows From Financing Activities:
   Net (repayments) borrowings under lines of credit...................      (16,114)       6,883       (25,033)
   Proceeds from issuances of debt obligations.........................       78,752      135,162        36,161
   Repayment of principal of debt obligations..........................      (20,485)     (67,718)      (35,815)
   Share transactions under employee stock plans.......................       11,621        5,681         7,911
   Dividends and loans to minority stockholders........................      (24,154)     (15,498)       (8,062)
   Dividends paid......................................................      (54,311)     (45,935)      (41,307)
   Purchase of treasury shares........................................      (103,073)     (34,654)      (67,456)
                                                                            --------     --------      --------
Net Cash Used in Financing Activities ................................      (127,764)     (16,079)     (133,601)
   Effect of exchange rate changes on cash and cash
      equivalents......................................................       (6,151)       7,470        13,244
                                                                            --------     --------      --------
Net Increase in Cash and Cash Equivalents .............................      196,268       72,202        61,673
Cash and Cash Equivalents at Beginning of Period ......................      313,999      241,797       180,124
                                                                            --------     --------      --------
Cash and Cash Equivalents at End of Period ............................     $510,267    $ 313,999     $ 241,797
                                                                            ========     ========      ========
Supplemental Disclosures:
   Income taxes paid...................................................     $112,155    $ 109,241      $ 46,034
                                                                            ========     ========      ========
   Interest paid.......................................................     $ 34,640     $ 36,482      $ 37,895
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

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies

      Business. Omnicom Group Inc., through its wholly and partially-owned companies, operates advertising agencies which plan, create, produce and place advertising in various media such as television, radio, newspaper and magazines. Additional services such as marketing consultation, consumer market research, design and production of merchandising and sales promotion programs and materials, direct mail advertising, corporate identification, public relations, and interactive marketing are offered to clients. These services are offered to clients worldwide on a local, national, pan-regional or global basis. Operations cover the major regions of North America, the United Kingdom, Continental Europe, the Middle East, Africa, Latin America, the Far East and Australia.

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

      Restatements and Reclassifications. During 1995, the Company completed certain acquisitions which were accounted for under the pooling-of-interests method of accounting, as discussed in Note 2. Accordingly, the Company's consolidated financial statements and notes to consolidated financial statements include the operating results of these companies for all periods presented. On December 15, 1995, the Company completed a two-for-one stock split in the form of a 100% stock dividend; as such all prior year balances have been adjusted to give retroactive effect to the split. In addition, certain prior year amounts have been reclassified to conform with the 1996 presentation.

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

      Foreign Currency Translation. The Company's financial statements were prepared in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Under this method, net transaction gains of $1.5 million, $0.4 million and $4.0 million are included in 1996, 1995 and 1994 net income, respectively.

      Earnings Per Common Share. Primary earnings per share is based upon the weighted average number of common shares and common share equivalents outstanding during each year. Fully diluted earnings per share is based on the above and, if dilutive, adjusted for the assumed conversion of the Company's Convertible Subordinated Debentures and the assumed increase in net income for the after tax interest cost of these debentures. For the year ended December 31, 1996, the 4.5%/6.25% Step-Up Convertible Subordinated Debentures were assumed to be converted through September 5, 1996, when they were converted into common stock. For the year ended December 31, 1995 the 4.5%/6.25% Step-Up Convertible Subordinated Debentures were assumed to be converted for the full year. For the year ended December 31, 1994 the 4.5%/6.25% Step-Up Convertible Subordinated Debentures were assumed to be converted for the full year; and the 6.5% Convertible Subordinated Debentures were assumed to be converted through July 27, 1994, when they were converted into common stock. The number of shares used in the computations were as follows:

                                         1996           1995            1994
                                         ----           ----            ----
    Primary EPS computation .........  77,071,300     74,375,300     70,764,800
    Fully diluted EPS computation ...  80,747,400     79,913,100     79,925,700

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

      Depreciation of Furniture and Equipment and Amortization of Leasehold Improvements. Depreciation charges are computed on a straight-line basis or declining balance method over the estimated useful lives of furniture and equipment, up to 10 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the terms of the related lease or the useful lives of these assets.

      Intangibles. Intangibles represent acquisition costs in excess of the fair value of tangible net assets of purchased subsidiaries. The intangible values associated with the Company's business consist predominantly of two types: the value of the worldwide agency networks and the value of ongoing client relationships. The Company's worldwide agency networks have been operating for an average of over sixty years and intangibles associated with enhancing network value are intended to enhance the long term value of the networks. Client relationships in the advertising industry are typically long term in nature and the Company's largest clients have on average been clients for approximately thirty years. As such, intangibles are amortized on a straight-line basis principally over a period of forty years. Each year, the intangibles are written down if, and to the extent, they are determined to be impaired. Intangibles are considered to be impaired if the future anticipated undiscounted cash flows arising from the use of the intangibles is less than the net unamortized cost of the intangibles.

      Deferred Taxes. Deferred tax liabilities and tax benefits relate to the recognition of certain revenues and expenses in different years for financial statement and tax purposes and to differences between the tax and book basis of assets and liabilities recorded in connection with acquisitions.

      Cash Flows. The Company's cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments with original maturity dates of three months or less.

      The following supplemental schedule summarizes the fair value of non-cash assets acquired, cash paid, common shares issued and the liabilities assumed in conjunction with the acquisition of equity interests in subsidiaries and affiliates, for each of the three years ended December 31:

                                                   (Dollars in thousands)
                                                 1996        1995        1994
                                                 ----        ----        ----
     Fair value of non-cash assets acquired    $401,655    $129,425    $265,865
     Cash paid, net of cash acquired           (178,861)   (118,784)   (150,660)
     Common shares issued                       (33,915)     (3,668)    (13,035)
                                               --------    --------    --------
     Liabilities assumed                       $188,879    $  6,973    $102,170
                                               ========    ========    ========

      During 1996, the Company issued 5,238,678 shares of common stock upon conversion of $143,750,000 of its 4.5%/6.25% Step-Up Convertible Subordinated Debentures. During 1994, the Company issued 7,142,466 shares of common stock upon conversion of $100 million of its 6.5% Convertible Subordinated Debentures.

      Concentration of Credit Risk. The Company provides advertising and marketing services to a wide range of clients who operate in many industry sectors around the world. The Company grants credit to all qualified clients, but does not believe it is exposed to any undue concentration of credit risk to any significant degree.

      Derivative Financial Instruments. Derivative financial instruments consist principally of forward foreign exchange contracts and interest rate swaps. In order for derivative financial instruments to qualify for hedge accounting the following criteria must be met: (a) the hedging instrument must be designated as a hedge; (b) the hedged exposure must be specifically identifiable and expose the Company to risk; and (c) it must be highly probable that a change in fair

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value of the derivative financial instrument and an opposite change in the fair value of the hedged exposure will have a high degree of correlation. The majority of the Company's derivative activity relates to forward foreign exchange contracts. The Company executes these contracts in the same currency as the hedged exposure, whereby 100% correlation is achieved. Gains and losses on derivative financial instruments which are hedges of existing assets or liabilities are included in the carrying amount of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Interest received and/or paid arising from swap agreements which qualify as hedges are recognized in income when the interest is receivable or payable. Derivative financial instruments which do not qualify as hedges are revalued to the current market rate and any gains or losses are recorded in income in the current period.

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

2. Acquisitions

      In May 1996, the Company completed the acquisition of Ketchum Communications Holdings, Inc. ("Ketchum"). The acquisition was accounted for as a pooling-of-interests and accordingly, the results of operations of Ketchum have been included in the consolidated financial statements since January 1, 1996. Prior year consolidated financial statements were not restated as the impact on such years was not material. A total of 1,206,853 shares were issued in connection with this acquisition.

      In August 1995, the Company completed the acquisitions of Ross Roy Communications and Chiat/Day Holdings. Both transactions were accounted for under the pooling-of-interests method of accounting. Due to the aggregate materiality of these acquisitions, the Company's financial statements were restated to include the operating results of Ross Roy Communications and Chiat/Day Holdings for all periods prior to the acquisition date. A total of 2,556,646 shares were issued in connection with these acquisitions.

      During 1996, the Company made several other acquisitions within the advertising industry whose aggregate cost, in cash or by issuance of the Company's common stock, totaled $237.6 million for net assets, which included intangible assets of $208.2 million. Due to the nature of the advertising industry, companies acquired generally have minimal tangible net assets. The majority of the purchase price is paid for ongoing client relationships and to enhance the Company's worldwide agency networks and marketing service companies. Included in both figures are contingent payments related to prior year acquisitions totaling $78.7 million. Pro forma combined results of operations of the Company as if these acquisitions had occurred on January 1, 1995 do not materially differ from the reported amounts in the consolidated statements of income for each of the two years in the period ended December 31, 1996.

      Certain acquisitions entered into in 1996 and prior years require payments in future years if certain results are achieved. Formulas for these contingent future payments differ from acquisition to acquisition. Contingent future payments are not expected to be material to the Company's results of operations or financial position.

3. BANK LOANS AND LINES OF CREDIT

      Bank loans primarily comprised bank overdrafts of international subsidiaries which are treated as loans pursuant to bank agreements. The weighted average interest rate on the borrowings outstanding as of December 31, 1996 and 1995 was 6.6% and 6.5%, respectively. At December 31, 1996 and 1995, the Company had unsecured committed lines of credit aggregating $475 million and $374 million, respectively. The unused portion of credit lines was $470 million and $356 million at December 31, 1996 and 1995, respectively. The lines of credit are generally extended at the banks' lending rates to their most credit worthy borrowers. Material compensating balances are not required within the terms of these credit agreements.

      At December 31, 1995, the committed lines of credit included $250 million under a three year revolving credit agreement expiring June 30, 1997. As of May 10, 1996, the $250 million revolving credit agreement was replaced by a $360 million revolving credit agreement expiring June 30, 2001. Due to the long term

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

nature of this credit agreement, borrowings under the agreement would be classified as long term debt. There were no borrowings under these revolving credit agreements at December 31, 1996 and 1995.

      The revolving credit agreements include a facility for issuing commercial paper backed by a bank letter of credit. During the years ended December 31, 1996, 1995 and 1994, the Company issued commercial paper with an average original maturity of 26, 31 and 33 days, respectively. The Company had no commercial paper borrowings outstanding as of December 31, 1996, 1995 and 1994. The maximum outstanding during the year was $230 million, $210 million and $230 million, in 1996, 1995 and 1994, respectively. The gross amount of issuance and redemption during the year was $1,710 million, $1,211 million and $1,587 million in 1996, 1995 and 1994, respectively.

4. EMPLOYEE STOCK PLANS

      Under the terms of the Company's 1987 Stock Plan, as amended (the "1987 Plan"), 13,100,000 shares of common stock of the Company have been reserved for restricted stock awards and non-qualified stock options to key employees of the Company. The remaining number of such reserved shares was 2,629,000 at December 31, 1996.

      Stock Options. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," is effective for the Company's fiscal year ended December 31, 1996. As permitted by SFAS No. 123, the Company intends to continue to apply the accounting provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and to make annual pro forma disclosures of the effect of adopting the fair value method of accounting for employee stock options and similar instruments. During the initial periods of disclosure, the effects on net income may not be representative of the effects in future years due to the transitional provisions included in SFAS No. 123.

      Under the terms of the 1987 Plan, the option price may not be less than 100% of the market value of the stock at the date of the grant. Options become exercisable 30% on each of the first two anniversary dates of the grant date with the final 40% becoming exercisable three years from the grant date.

      A summary of the status of the Company's stock option plan for the three years ended December 31, 1996 is as follows:

                                                                          Years Ended December 31,
                                             ------------------------------------------------------------------------------------
                                                       1996                        1995                          1994
                                             -------------------------  ---------------------------   ---------------------------
                                                           Weighted                    Weighted                      Weighted
                                                            Average                     Average                       Average
                                             Shares     Exercise Price     Shares    Exercise Price      Shares    Exercise Price
                                             ------     --------------     ------    --------------      ------    --------------
     Shares under option,
        beginning of year................   2,962,400       $20.37       2,388,000        $17.50       2,144,800       $14.82
     Options granted.....................     940,000        39.59         830,000         26.35         610,000        24.22
     Options exercised...................    (523,500)       16.53        (255,600)        12.91        (366,800)       13.01
                                             --------                     --------                      --------
     Shares under option,
        end of year......................   3,378,900        26.32       2,962,400         20.37       2,388,000        17.50
                                            =========                    =========                     =========
     Options exercisable at
        year-end.........................   1,613,900                    1,507,400                     1,267,500

      The weighted average fair value of options granted during 1996 and 1995 was $9.30 and $6.79 per option, respectively. The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                      1996             1995
                                                      ----             ----
      Expected option lives....................      5 years          5 years
      Risk free interest rate..................   5.64% - 5.99%    5.95% - 7.14%
      Expected volatility......................   18.8% - 19.5%    20.9% - 25.7%
      Dividend yield...........................       1.7%             2.2%

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Using compensation cost for the Company's stock option plan, determined based on the estimated fair value at the grant date for options granted in 1996 and 1995 consistent with the provisions of SFAS No. 123, the effect on the Company's net income and income per share would have been as follows:

                                                           Dollars in Thousands
                                                           Except Per Share Data
                                                          ----------------------
                                                            1996         1995
                                                            ----         ----
    Net income, as reported...........................    $176,329      $139,955
    Net income, pro forma.............................     172,849       138,570
    Primary income per share, as reported.............      2.29          1.89
    Primary income per share, pro forma...............      2.25          1.87
    Fully diluted income per share, as reported.......      2.25          1.85
    Fully diluted income per share, pro forma.........      2.21          1.83

      The following table summarizes information about options outstanding and options exercisable at December 31, 1996:


                                          Options Outstanding                       Options Exercisable
                            -------------------------------------------------  -------------------------------
                                           Weighted Average
   Range Of Exercise           Options         Remaining     Weighted Average    Options       Weighted Average
   Prices (in dollars)       Outstanding   Contractual Life   Exercise Price    Exercisable     Exercise Price
     ---------------        ------------    --------------    ---------------  -------------    --------------
   10.16 to 11.53               120,000        3 years           $11.30           120,000           $11.30
   11.63 to 11.75               192,000        4 years            11.67           192,000            11.67
   11.75                        145,000        5 years            11.75           145,000            11.75
   17.53                        234,000        6 years            17.53           234,000            17.53
   20.03                        414,900        7 years            20.03           414,900            20.03
   24.22                        542,000        8 years            24.22           298,000            24.22
   25.88 to 32.41               791,000        9 years            26.37           210,000            26.43
   39.44 to 42.38               940,000       10 years            39.59               --               --
                              --------                                          ---------
                              3,378,900                                         1,613,900
                              =========                                         =========

      Restricted   Shares.  A  summary  of  changes  in  outstanding  shares  of restricted stock for the three years ended December 31, 1996 is as follows:

                                              Years Ended December 31,
                                     ------------------------------------------
                                       1996             1995             1994
                                       ----             ----             ----
     Beginning balance ...........  1,647,000        1,564,164        1,480,872
       Amount granted ............    568,308          612,168          629,160
       Amount vested .............   (515,112)        (490,422)        (461,206)
       Amount forfeited ..........    (42,438)         (38,910)         (84,662)
                                    ---------        ---------        ---------
     Ending balance ..............  1,657,758        1,647,000        1,564,164
                                    =========        =========        =========

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

      The charge to operations in connection with these restricted stock awards for the years ended December 31, 1996, 1995 and 1994 amounted to $13.9 million, $10.7 million and $9.5 million, respectively.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Segment Reporting

      The Company operates advertising agencies and offers its clients additional marketing services and specialty advertising through its wholly-owned and partially-owned businesses. A summary of the Company's operations by geographic area as of December 31, 1996, 1995 and 1994, and for the years then ended is presented below:

                                                                             (Dollars in Thousands)
                                                               ---------------------------------------------
                                                               United
                                                               States       International        Consolidated
                                                               ------       -------------        ------------
     1996
           Commissions and Fees...........................   $1,384,424       $1,257,243           $2,641,667
           Operating Profit ..............................      178,949          147,624              326,573
           Net Income ....................................       95,195           81,134              176,329
           Identifiable Assets............................    1,661,877        2,394,066            4,055,943

     1995
           Commissions and Fees...........................   $1,117,226       $1,140,310           $2,257,536
           Operating Profit ..............................      139,927          130,978              270,905
           Net Income ....................................       69,906           70,049              139,955
           Identifiable Assets............................    1,316,521        2,211,156            3,527,677

     1994
           Commissions and Fees...........................   $  990,774       $  917,021           $1,907,795
           Operating Profit...............................      125,762           90,342              216,104
           Net Income.....................................       41,381           42,105               83,486
           Identifiable Assets............................    1,169,966        1,870,245            3,040,211

6. Investments in Affiliates

      The Company has in excess of 65 unconsolidated affiliates accounted for under the equity method. The equity method is used when the Company has an ownership of less than 50% and exercises significant influence over the operating and financial policies of the affiliate. The following table summarizes the balance sheets and income statements of the Company's unconsolidated affiliates, primarily in Europe, Australia and Asia, as of December 31, 1996, 1995, 1994, and for the years then ended:

                                                                         (Dollars in Thousands)
                                                               ------------------------------------------
                                                                 1996            1995             1994
                                                                 ----            ----             ----
           Current assets.................................     $528,814       $1,399,700       $1,208,976
           Non-current assets.............................       91,559          147,093          146,899
           Current liabilities............................      422,886        1,400,349        1,196,807
           Non-current liabilities........................       28,796          149,781          162,328
           Minority interests.............................        2,134            8,015            9,699
           Gross revenues.................................      525,404          702,639          568,171
           Costs and expenses.............................      431,031          582,850          451,688
           Net income.....................................       57,352           79,262           86,001


      The decrease in the summarized balance sheets and income statements of the Company's unconsolidated affiliates in 1996 is due to the sale of the Company's minority interest in Aegis Group plc, partially offset by the growth of the Company's existing equity affiliates. The Company's equity in the net income of these affiliates amounted to $20.5 million, $20.8 million and $18.3 million for 1996, 1995 and 1994, respectively. The Company's equity in the net tangible assets of these affiliated companies was approximately $97.5 million, $76.7

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million and $65.8 million at December 31, 1996, 1995 and 1994, respectively. Included in the Company's investments in affiliates is the excess of acquisition costs over the fair value of tangible net assets acquired. These excess acquisition costs are amortized on a straight-line basis principally over a period of forty years.


7. Long-Term Debt

      Long-term debt outstanding as of December 31, 1996 and 1995 consisted of the following:

                                                                                     (Dollars in Thousands)

                                                                                     1996               1995
                                                                                     ----               ----
  Deutsche Mark 200 million Floating Rate Bonds, with a scheduled
     maturity in 2000, interest at DM three month LIBOR plus 0.65%...........      $129,880           $139,220
  Deutsche Mark 100 million Floating Rate Bonds, with a scheduled
     maturity in 1999, interest at DM three month LIBOR plus 0.375%..........        64,940              --
  4.5%/6.25% Step-Up Convertible Subordinated Debentures with a
     scheduled maturity in 2000..............................................         --               143,750
  Sundry notes and loans payable to banks and others at rates from
     5.2% to 25%, maturing at various dates through 2004.....................        14,084             10,343
                                                                                   --------           --------
                                                                                    208,904            293,313
  Less current portion.......................................................         4,160              2,934
                                                                                   --------           --------
    Total long-term debt.....................................................      $204,744           $290,379
                                                                                   ========           ========

      On July 12, 1996, the Company issued a Notice of Redemption for its 4.5%/6.25% Step-Up Convertible Subordinated Debentures with a scheduled maturity in 2000. Prior to the September 5, 1996 redemption date, the debenture holders elected to convert all of their outstanding debentures into common stock of the Company at a conversion price of $27.44 per common share.

      On March 1, 1996, the Company issued Deutsche Mark 100 million Floating Rate Bonds. The bonds are unsecured, unsubordinated obligations of the Company and bear interest at a per annum rate equal to Deutsche Mark three month LIBOR plus 0.375%. The bonds will mature on March 1, 1999 and will be repaid at par.

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

      On June 1, 1994, the Company issued a Notice of Redemption for its $100 million 6.5% Convertible Subordinated Debentures with a scheduled maturity in 2004. Prior to the July 27, 1994 redemption date, the debenture holders elected to convert all of their outstanding debentures into common stock of the Company at a conversion price of $14.00 per common share.

      On May 10, 1996, the $250 million revolving credit agreement was replaced by a $360 million revolving credit agreement. This $360 million revolving credit agreement is with a consortium of banks and expires on June 30, 2001. This credit agreement includes a facility for issuing commercial paper backed by a bank letter of credit. The agreement contains certain financial covenants regarding the ratio of total consolidated indebtedness to total consolidated capitalization, the ratio of debt to cash flow, and a limitation on investments in and loans to affiliates and unconsolidated subsidiaries. At December 31, 1996 the Company was in compliance with these covenants.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Aggregate maturities of long-term debt in the next five years are as follows:
                                                          (Dollars in Thousands)

           1997.............................................    $  4,160
           1998.............................................       5,363
           1999.............................................      67,468
           2000.............................................     130,595
           2001.............................................         415

8. Income Taxes

      Income before income taxes and the provision for taxes on income consisted of the amounts shown below:

                                                                    Years Ended December 31,
                                                                     (Dollars in Thousands)
                                                             ------------------------------------
                                                              1996           1995           1994
                                                              ----           ----           ----
   Income before income taxes:
     Domestic.....................................          $162,388       $107,536       $ 90,064
     International................................           142,843        135,117         98,850
                                                            --------       --------       --------
       Totals.....................................          $305,231       $242,653       $188,914
                                                            ========       ========       ========
   Provision for taxes on income:
     Current:
       Federal....................................          $ 49,394       $ 29,143       $ 31,500
       State and local............................            13,612          9,837          8,708
       International..............................            58,339         57,463         38,855
                                                            --------       --------       --------
                                                             121,345         96,443         79,063
                                                            --------       --------       --------
     Deferred:
       Federal....................................             2,072          2,089         (5,167)
       State and local............................              (120)        (1,481)        (1,285)
       International..............................               342            335          5,316
                                                            --------       --------       --------
                                                               2,294            943         (1,136)
                                                            --------       --------       --------
       Totals.....................................          $123,639       $ 97,386       $ 77,927
                                                            ========       ========       ========

      The Company's effective income tax rate varied from the statutory federal income tax rate as a result of the following factors:

                                                                   1996         1995          1994
                                                                   ----         ----          ----
      Statutory federal income tax rate.......................     35.0%        35.0%         35.0%
      State and local taxes on income, net of
        federal income tax benefit............................      2.9          2.2           2.6
      International subsidiaries' tax rates (less than)
        in excess of federal statutory rate...................     (0.1)         0.1           0.2
      Non-deductible amortization of goodwill.................      3.4          3.4           4.1
      Other...................................................     (0.7)        (0.6)         (0.7)
                                                                   ----         ----          ----
      Effective rate..........................................     40.5%        40.1%         41.2%
                                                                   ====         ====          ====

      Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of the Company's assets and liabilities. Deferred tax benefits result principally from recording certain expenses in the financial statements which are not currently deductible for tax purposes and from differences between the tax and book basis of assets and liabilites recorded in connection with acquisitions. Deferred tax liabilities result principally from expenses which are currently deductible for tax purposes, but have not yet been expensed in the financial statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Company has recorded deferred tax benefits as of December 31, 1996 and 1995 of $139.0 million and $125.1 million, respectively, related principally to tax deductible intangibles, restricted stock amortization, severance and compensation, leases and accrued expenses.

      The Company has recorded deferred tax liabilities as of December 31, 1996 and 1995 of $38.5 million and $33.2 million, respectively, related principally to furniture and equipment depreciation and tax lease recognition.

      Deferred tax benefits (liabilities) as of December 31, 1996 and 1995 consisted of the amounts shown below (dollars in millions):

                                                           1996         1995
                                                           ----         ----
      Deductible intangibles.........................     $ 46.5        $37.9
      Acquisition liabilities........................       15.9         16.1
      Lease reserves.................................        8.4          8.3
      Severance and compensation reserves............       26.9         28.8
      Tax loss carryforwards.........................        3.8          6.0
      Amortization and depreciation..................       (2.9)        (2.3)
      Other, net.....................................        1.9         (2.9)
                                                           -----        -----
                                                          $100.5        $91.9
                                                          ======        =====

      Net current deferred tax benefits as of December 31, 1996 and 1995 were $20.7 million and $21.7 million, respectively, and were included in prepaid expenses and other current assets. Net non-current deferred tax benefits as of December 31, 1996 and 1995 were $79.8 million and $70.2 million, respectively. The Company has concluded that it is probable that it will be able to realize these net deferred tax benefits in future periods.

      A provision has been made for additional  income and withholding  taxes on
the  earnings  of  international   subsidiaries  and  affiliates  that  will  be
distributed.

9. Employee Retirement Plans

      The Company's international and domestic subsidiaries provide retirement benefits for their employees primarily through defined contribution plans. Company contributions to the plans, which are determined by the boards of directors of the subsidiaries, have been in amounts up to 15% (the maximum amount deductible for federal income tax purposes) of total eligible compensation of participating employees. Expenses associated with these plans amounted to $49.8 million, $41.7 million and $36.6 million in 1996, 1995 and 1994, respectively.

      The Company's pension plans are primarily international. These plans are not required to report to governmental agencies pursuant to the Employee Retirement Income Security Act of 1974 (ERISA). Substantially all of these plans are funded by fixed premium payments to insurance companies which undertake legal obligations to provide specific benefits to the individuals covered. Pension expense amounted to $4.6 million, $4.4 million and $0.8 million in 1996, 1995 and 1994, respectively.

      Certain subsidiaries of the Company have executive retirement programs under which benefits will be paid to participants or their beneficiaries over 15 years beginning at age 65 or death. In addition, other subsidiaries have individual deferred compensation arrangements with certain executives which provide for payments over varying terms upon retirement, cessation of employment or death.

      Some of the Company's domestic subsidiaries provide life insurance and medical benefits for retired employees. Eligibility requirements vary by subsidiary, but generally include attainment of a specified combined age plus years of service factor. The expense related to these benefits was not material to the 1996, 1995 and 1994 consolidated results of operations.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


10. Commitments and Contingent Liabilities

      At December 31, 1996, the Company was committed under operating leases, principally for office space. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent expense was $201.1 million in 1996, $169.1 million in 1995 and $152.6 million in 1994 after reduction by rents received from subleases of $11.9 million, $11.1 million and $10.2 million, respectively. Future minimum base rents under terms of noncancellable operating leases, reduced by rents to be received from existing noncancellable subleases, are as follows:

                                                                          (Dollars in Thousands)
                                                             Gross Rent       Sublease Income       Net Rent
                                                             ----------       ---------------       --------
           1997...........................................     $165,530           10,065             155,465
           1998...........................................      141,952            6,184             135,768
           1999...........................................      119,477            5,372             114,105
           2000...........................................      101,477            4,361              97,116
           2001...........................................       94,189            3,675              90,514
           Thereafter.....................................      482,391            9,255             473,136

      The present value of the gross future minimum base rents under noncancellable operating leases is $792.3 million.
      Where appropriate, management has established reserves for the difference between the cost of leased premises that were vacated and anticipated sublease income.
      The Company is involved in various routine legal proceedings incidental to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings and unasserted claims in the aggregate will not have a material adverse effect on its results of operations, consolidated financial position or liquidity.

11. Fair Value of Financial Instruments

      The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996 and 1995. Amounts in parentheses represent liabilities.

                                                   1996                                   1995
                                       ---------------------------             ---------------------------
                                         (Dollars in Thousands)                  (Dollars in Thousands)
                                        Carrying           Fair                 Carrying           Fair
                                         Amount            Value                 Amount            Value
                                       ----------        ---------             ----------        ---------
Cash, cash equivalents and
  investments available-for-sale ...   $523,108           $523,108              $335,473          $335,473
Long-term investments...............      5,946              5,946                 7,520             7,520
Long-term debt......................   (208,904)          (208,904)             (293,313)         (346,860)
Financial Commitments:
  Interest rate swaps...............        --                 --                    --               (378)
  Forward foreign exchange
    contracts.......................        --                 206                   --               (251)
  Guarantees........................        --              (5,615)                  --             (7,688)
  Letters of credit.................        --              (8,730)                  --             (1,996)


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

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-term debt:

      The majority of the Company's long-term debt is primarily floating rate debt and consequently the carrying amount approximates fair value.

      In 1995, the fair value of the Company's long-term debt included convertible subordinated debentures. The fair value was determined by reference to quotations available in markets where that issue was traded. These quotations primarily reflected the conversion value of the debentures into the Company's common stock. These debentures were redeemed by the Company during 1996 as described in Note 7.

Financial Commitments:

      The estimated fair value of derivative positions are based upon quotations received from independent, third party banks and represent the net amount required to terminate the position, taking into consideration market rates and counterparty credit risk. The fair value of guarantees, principally related to affiliated companies, and letters of credit were based upon the face value of the underlying instruments.

12.  Financial Instruments and Market Risk

      The Company utilizes derivative financial instruments predominantly to reduce certain market risks to which the Company is exposed. These market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities of non-U.S. operations and the impact of changes in interest rates on debt. The Company's derivative activities are limited in volume and confined to risk management activities. Senior management at the Company actively participate in the quantification, monitoring and control of all significant risks. A reporting system is in place which evaluates the impact on the Company's earnings resulting from changes in interest rates, currency exchange rates and other relevant market risks. This system is structured to enable senior management to initiate prompt remedial action, if appropriate. Adequate segregation of duties exists with regard to the execution, recording and monitoring of derivative activities. Additionally, senior management reports periodically to the Audit Committee of the Board of Directors concerning derivative activities. Since 1993, the Audit Committee has established limitations on derivative activities. These limitations have been reviewed annually, most recently on March 20, 1997. The Audit Committee has reconfirmed, for the year 1997, the overall dollar limitations originally established in 1993.

      There were no swap agreements outstanding at December 31, 1996.

      At December 31, 1995 the following swap agreements were outstanding:

                                                Original
                                                Maturity          Aggregate          Company           Company
                                                  Date         Notional Amount      Receives            Pays
                                             --------------  ------------------  ---------------      ---------
                                                          (Amounts in Thousands)
U.S. dollar fixed to floating rate swap.....   January 1997         $75,000                 8.27%     U.S. Prime
Deutsche Mark ("DM") floating to
    fixed rate swap.........................   January 1997       DM 76,640        3 mo. DM LIBOR          3.79%
U.S. dollar floating to fixed rate swap.....   October 2006         $10,000        6 mo. US LIBOR          6.51%

      The $75 million swap related to a portion of the Company's intercompany interest cash flows. The DM 76.6 million (approximately $53.3 million at the December 31, 1995 exchange rate) and the $10 million swap agreements converted a portion of the Company's floating rate debt to a fixed rate. These swaps were terminated during 1996 at a $23 thousand charge to income.

      The Company enters into forward foreign exchange contracts predominantly to hedge intercompany receivables and payables which are recorded in a currency different from that in which they will settle. Gains and losses on these positions are deferred and included in the basis of the transaction upon settlement. The terms of these contracts are generally three months or less. At December 31, 1996 and 1995, the aggregate amount of intercompany receivables and payables subject to this hedge program was $287 million and $306 million, respectively. The table below summarizes by major currency the notional principal amounts of the Company's forward foreign exchange contracts outstanding at December 31, 1996 and 1995. The "buy" amounts represent the U.S. dollar equivalent of commitments to purchase the respective currency, and the "sell" amounts represent the U.S. dollar equivalent of commitments to sell the respective currency.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                              (Dollars in Thousands)
                                                             Notional Principal Amount
                                                             -------------------------
                                                     1996                                 1995
                                       --------------------------------     ---------------------------------
                Currency                Company Buys      Company Sells     Company Buys       Company Sells
                --------                ------------      -------------     ------------       -------------
   German Mark......................      $ 53,901          $  97,901         $  3,394           $ 39,063
   French Franc.....................        35,436                602           75,472             43,283
   Hong Kong Dollar.................           --              20,291            2,246             30,583
   Dutch Guilder....................        19,285                --             8,463              3,292
   U.S. Dollar......................        14,191                401            6,228             43,770
   Spanish Peseta...................        12,304                332            4,632              9,902
   Belgium Franc....................        10,764                 65            9,583                 81
   Greek Drachma....................           --               8,186              --               5,120
   Singapore Dollar.................         2,145              5,925              --               2,302
   Australian Dollar................         4,787                --            11,247                --
   Other............................         9,081              5,766           12,549             14,065
                                          --------           --------         --------           --------
         Total......................      $161,894           $139,469         $133,814           $191,461
                                          ========           ========         ========           ========

      The derivative financial instruments existing during December 31, 1996 and 1995 were entered into for the purpose of hedging certain specific currency and interest rate risks. As a result of these financial instruments, the Company reduced financial risk in exchange for foregoing any gain (reward) which might have occurred if the markets moved favorably. In using derivative financial instruments,  management  exchanged  the  risks  of the  financial  markets  for counterparty risk. In order to minimize counterparty risk the Company only enters into contracts with major well-known banks that have credit ratings equal to or better than the Company's. Additionally, these contracts contain provisions for net settlement. As such, the contracts settle based on the spread between the currency rates and interest rates contained in the contracts and the current market rates. This minimizes the risk of an insolvent counterparty being unable to pay the Company the notional principal amount owed to the Company and, at the same time, having the creditors of the counterparty demanding the notional principal amount from the Company.


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

      Effective January 1, 1994, the Company also adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This Statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. In compliance with SFAS No. 115, the Company classifies these investments as investments available-for-sale. At December 31, 1996, the Company's investments consisted principally of time deposits with financial institutions. These investments, with scheduled maturities of less than one year, are valued at estimated fair value, which approximates cost. These investments are generally redeemed at face value upon maturity and, as such, gains or losses on disposition are immaterial. There are no material unrealized holding gains or losses as of December 31, 1996.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


      In February 1997, the FASB issued SFAS No. 128, "Earnings per Share". Under SFAS No. 128, the presentation of Primary and Fully Diluted Earnings Per Share will be replaced by Basic and Diluted Earnings Per Share. Adoption of SFAS No. 128 is required for periods ending after December 15, 1997, at which time restatement for prior periods will be necessary. Had the provisions of SFAS No. 128 been in effect as of December 31, 1996, the Company would have reported the following earnings per share information:

                                                                           1996          1995           1994
                                                                           ----          ----           ----
Income Per Share Before Change in Accounting Principle:
      Basic............................................................    $2.33         $1.91         $ 1.59
      Diluted..........................................................    $2.25         $1.86         $ 1.54

Cumulative Effect of Change in Accounting Principle Per Share:
      Basic............................................................    $ --          $ --          $(0.40)
      Diluted..........................................................    $ --          $ --          $(0.40)

Net Income Per Share:
      Basic............................................................    $2.33         $1.91         $ 1.19
      Diluted..........................................................    $2.25         $1.86         $ 1.18

14. Subsequent Event

       On January 3, 1997, the Company issued $218,500,000 of 41/4% Convertible Subordinated Debentures with a scheduled maturity in 2007. The debentures are convertible into common stock of the Company at a conversion price of $63.00 per share subject to adjustment in certain events. Debenture holders have the right to require the Company to redeem the debentures on January 3, 2003 at a price of 112.418%, or upon the occurrence of a Fundamental Change, as defined in the indenture agreement, at the prevailing redemption price. The Company may redeem the debentures, as a whole or in part, on or after December 29, 2000 initially at 108.324% and at increasing prices thereafter to 112.418% until January 2, 2003 and 100% thereafter. Unless the debentures are redeemed, repaid or converted prior thereto, the debentures will mature on January 3, 2007 at their principal amount. The proceeds of this issuance are being used for general corporate purposes including working capital.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following table sets forth a summary of the unaudited quarterly results of operations for the two years ended December 31, 1996 and 1995, in thousands of dollars except for per share amounts. As discussed in the notes to consolidated financial statements, information for the first quarter of 1996 has been restated from the amounts originally reported as a result of the acquisition of Ketchum Communications Holdings, Inc. during 1996 which was accounted for under the pooling of interests method of accounting. Also, information for the first and second quarters of 1995 has been restated from the amounts originally reported as a result of certain acquisitions during 1995 which were accounted for under the pooling of interests method of accounting. In addition, the first, second and third quarters of 1995 have been restated to give retroactive effect to a two-for-one stock split completed on December 15, 1995.


                                                    First          Second          Third           Fourth
                                                    -----          ------          -----           ------
     Commissions & Fees
         1996..................................   $591,601        $666,465        $631,772        $751,829
         1995..................................    499,086         570,263         537,666         650,521

     Income Before Income Taxes
         1996..................................     55,015          95,101          55,160          99,955
         1995.................................      43,984          77,288          38,667          82,714

     Income Taxes
         1996..................................     22,271          38,426          22,236          40,706
         1995.................................      18,028          31,356          15,467          32,535

     Income After Income Taxes
         1996..................................     32,744          56,675          32,924          59,249
         1995..................................     25,956          45,932          23,200          50,179

     Equity in Affiliates
         1996..................................      3,053           4,023           3,509           9,925
         1995..................................      2,213           6,141           3,736           8,738

     Minority Interests
         1996..................................     (4,884)         (7,745)         (4,200)         (8,944)
         1995..................................     (2,984)         (8,542)         (3,258)        (11,356)

     Net Income
         1996..................................     30,913          52,953          32,233          60,230
         1995.................................      25,185          43,531          23,678          47,561

     Primary Earnings Per Share
         1996..................................       0.41            0.70            0.42            0.75
         1995.................................        0.34            0.58            0.32            0.64

     Fully Diluted Earnings Per Share
         1996..................................       0.41            0.68            0.42            0.75
         1995..................................       0.34            0.57            0.32            0.62

                                                                     Schedule II

                       OMNICOM GROUP INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                   For the Three Years Ended December 31, 1996

====================================================================================================================
                 Column A                     Column B     Column C                  Column D              Column E
--------------------------------------------------------------------------------------------------------------------
                                                           Additions                Deductions
                                                          ------------     -----------------------------
                                             Balance at     Charged         Removal of                      Balance
                                             Beginning      to Costs       Uncollectible     Translation   at End of
                Description                  of Period    and Expenses     Receivables(1)    Adjustments    Period
====================================================================================================================
                                                                      (Dollars in Thousands)
Valuation  accounts  deducted  from
  assets to which they apply--  allowance
  for doubtful accounts:
December 31, 1996........................     $23,352        $7,911           $5,211             $410       $25,642
December 31, 1995........................      23,528         6,024            6,964             (764)       23,352
December 31, 1994 (2)....................      19,986         9,788            6,852             (606)       23,528


----------
(1) Net of acquisition date balances in allowance for doubtful accounts of companies acquired of $985, $463 and $1,330 in 1996, 1995, and 1994, respectively.

(2) Information for 1994 has been restated from the amounts originally reported for certain acquisitions during 1995 which were accounted for under the pooling of interests method of accounting.