Form 10-Q
period 1997-03-31
OMNICOM GROUP INC
filed 1997-05-13
CIK 29989

CONFORMED COPY

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:  March 31, 1997

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


The number of shares of common stock of the Company issued and outstanding at April 30, 1997 is 81,724,000.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Consolidated Condensed Balance Sheets -
            March 31, 1997, December 31, 1996 and
            March 31, 1996                                                2

          Consolidated Condensed Statements of Income -
            Three Months Ended March 31, 1997 and 1996                    3

          Consolidated Condensed Statements of Cash Flows -
            Three Months Ended March 31, 1997 and 1996                    4

          Notes to Consolidated Condensed Financial
            Statements                                                    5-8

  Item 2. Management's Discussion of Financial Condition
            and Results of Operations                                     9-12

PART II.  OTHER INFORMATION

  Item 6. Exhibits                                                        13

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                       OMNICOM GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                   Assets                              March 31,     December 31,    March 31,
                                                          1997           1996           1996
                                                      -----------    -----------    -----------
Current assets:
  Cash and cash equivalents                           $   227,960    $   510,267    $   195,397
  Investments available-for-sale, at market,
    which approximates cost                                79,791         12,841         28,503
  Accounts receivable, less allowance for doubtful
    accounts of $24,411, $25,642 and $24,560            1,626,534      1,555,411      1,652,201
  Billable production orders in process                   178,349        156,667        165,870
  Prepaid expenses and other current assets               248,411        189,799        202,818
                                                      -----------    -----------    -----------
       Total current assets                             2,361,045      2,424,985      2,244,789

Furniture, equipment and leasehold improvements,
  less accumulated depreciation and amortization
  of $305,709, $301,102 and $284,475                      222,159        221,655        212,403
Investments in affiliates                                 231,045        223,918        216,276
Intangibles, less amortization of $201,182,
  $198,880 and $167,422                                 1,048,982      1,000,312        838,464
Deferred tax benefits                                      78,019         79,828         71,041
Deferred charges and other assets                         115,307        105,245        121,453
                                                      -----------    -----------    -----------
       Total assets                                   $ 4,056,557    $ 4,055,943    $ 3,704,426
                                                      ===========    ===========    ===========
    Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                    $ 1,695,768    $ 2,070,026    $ 1,615,140
  Payable to banks                                         31,394          8,772        172,472
  Other accrued liabilities                               706,700        717,869        616,056
  Accrued taxes on income                                  64,086         66,409         52,272
                                                      -----------    -----------    -----------
       Total current liabilities                        2,497,948      2,863,076      2,455,940

Long term debt                                            549,471        204,744        526,176
Deferred compensation and other liabilities               156,481        124,739        109,819
Minority interests                                         60,231         62,706         60,219

Shareholders' equity:
  Common stock                                             43,417         43,144         40,525
  Additional paid-in capital                              553,402        554,511        397,106
  Retained earnings                                       428,500        419,072        318,253
  Unamortized restricted stock                            (35,210)       (39,445)       (27,424)
  Cumulative translation adjustment                       (22,331)         3,490        (32,856)
  Treasury stock                                         (175,352)      (180,094)      (143,332)
                                                      -----------    -----------    -----------
       Total shareholders' equity                         792,426        800,678        552,272
                                                      -----------    -----------    -----------
       Total liabilities and shareholders' equity     $ 4,056,557    $ 4,055,943    $ 3,704,426
                                                      ===========    ===========    ===========

The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (Dollars in Thousands, Except Per Share Data)


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      1997               1996
                                                   ---------          ---------
Revenues:
  Commissions and fees                             $ 696,577          $ 591,601

Operating expenses:
  Salaries and related costs                         421,485            358,588
  Office and general expenses                        201,102            171,909
                                                   ---------          ---------
                                                     622,587            530,497
                                                   ---------          ---------

Operating profit                                      73,990             61,104

Net interest expense:
  Interest and dividend income                        (2,984)            (3,313)
  Interest paid or accrued                             7,333              9,402
                                                   ---------          ---------
       Net interest expense                            4,349              6,089
                                                   ---------          ---------

Income before income taxes                            69,641             55,015

Income taxes:
  Federal                                             11,449             10,299
  State and local                                      4,691              2,929
  International                                       12,126              9,043
                                                   ---------          ---------
       Total income taxes                             28,266             22,271
                                                   ---------          ---------

Income after income taxes                             41,375             32,744
Equity in affiliates                                   4,144              3,053
Minority interests                                    (5,451)            (4,884)
                                                   ---------          ---------
       Net income                                  $  40,068          $  30,913
                                                   =========          =========

Earnings per share:

       Primary                                     $    0.50          $    0.41
       Fully diluted                               $    0.50          $    0.41

Dividends declared per common share                $    0.20          $   0.175


The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                           Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                              1997       1996
                                                           ---------  ---------
Cash flows from operating activities:
  Net income                                               $  40,068  $  30,913
  Adjustments to reconcile net income to net cash
     used for operating activities:
   Depreciation and amortization of tangible assets           13,204     11,701
   Amortization of intangible assets                           8,882      7,213
   Minority interests                                          5,451      4,884
   Earnings of affiliates in excess of dividends received     (2,331)    (2,186)
   Decrease in deferred tax benefits                           4,747        391
   Provision for losses on accounts receivable                   515        948
   Amortization of restricted shares                           3,900      2,766
   Increase in accounts receivable                           (89,815)  (100,247)
   Increase in billable production                           (25,074)   (31,596)
   Increase in other current assets                          (61,631)   (38,250)
   Decrease in accounts payable                             (342,000)  (252,763)
   Decrease in other accrued liabilities                     (12,216)   (40,383)
   (Decrease)increase in accrued income taxes                 (2,589)     8,584
   Other                                                     (16,780)   (22,142)
                                                           ---------  ---------
       Net cash used for operating activities               (475,669)  (420,167)
                                                           ---------  ---------
Cash flows from investing activities:
  Capital expenditures                                       (17,542)   (13,662)
  Payments for purchases of equity interests in
   subsidiaries and affiliates, net of cash acquired         (69,255)   (28,542)
  Proceeds from sales of equity interests in
   subsidiaries and affiliates                                    54      2,136
  Payments for purchases of investments
   available-for-sale and other investments                  (65,542)    (6,262)
  Proceeds from sales of investments available-for-sale
   and other investments                                         999        863
                                                           ---------  ---------
       Net cash used for investing activities               (151,286)   (45,467)
                                                           ---------  ---------

Cash flows from financing activities:
  Net borrowings under lines of credit                        16,146    136,163
  Share transactions under employee stock plans                8,420      5,631
  Proceeds from issuance of principal of debt obligations    350,552    247,646
  Dividends and loans to minority stockholders                (5,218)    (3,696)
  Dividends paid                                             (15,846)   (12,825)
  Purchase of treasury shares                                 (4,232)   (26,499)
                                                           ---------  ---------
       Net cash provided by financing activities             349,822    346,420
                                                           ---------  ---------

Effect of exchange rate changes on
 cash and cash equivalents                                    (5,174)       612
                                                           ---------  ---------
  Net decrease in cash and cash equivalents                 (282,307)  (118,602)
Cash and cash equivalents at beginning of period             510,267    313,999
                                                           ---------  ---------
Cash and cash equivalents at end of period                 $ 227,960  $ 195,397
                                                           =========  =========

Supplemental Disclosures:
   Income taxes paid                                       $  29,328  $  13,350
                                                           =========  =========
   Interest paid                                           $   4,428  $   8,364
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

2) These statements reflect all adjustments, consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the information contained therein. Certain reclassifications have been made to the March 31, 1996 reported amounts to conform them with the March 31, 1997 and December 31, 1996 presentation. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

3)        Results  of  operations  for  interim   periods  are  not  necessarily
     indicative of annual results.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

4) Primary earnings per share is based upon the weighted average number of common shares and common share equivalents outstanding during each period. Fully diluted earnings per share is based on the above, and if dilutive, adjusted for the assumed conversion of convertible debentures and the assumed increase in net income for the after tax interest cost of such debentures. At March 31, 1997, the 4.25% Convertible Subordinated Debentures had been outstanding since January 3, 1997. At March 31, 1996, the 4.5%/6.25% Step-Up Convertible Subordinated Debentures were outstanding. The number of shares used in the computations of primary and fully diluted earnings per share were as follows:

                                                           Three Months
                                                          Ended March 31,
                                                    ---------------------------
                                                       1997             1996
                                                    ----------       ----------
     Primary EPS Computation                        80,598,700       75,192,200
     Fully Diluted EPS Computation                  80,663,800       80,697,400


          For purposes of computing fully diluted earnings per share on net income for the three months ended March 31, 1997, the Company's 4.25% Convertible Subordinated Debentures were not reflected in the computation as their inclusion would have been anti-dilutive.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

          In February 1997, the FASB issued SFAS No. 128, "Earnings per Share". Under SFAS No. 128, the presentation of Primary and Fully Diluted Earnings Per Share will be replaced by Basic and Diluted Earnings Per Share. Adoption of SFAS No. 128 is required for periods ending after December 15, 1997, at which time restatement for prior periods will be necessary. Had the provisions of SFAS No. 128 been in effect as of March 31, 1997, the Company would have reported the following earnings per share information:

                                                         Three Months
                                                        Ended March 31,
                                                   -----------------------
                                                    1997              1996
                                                   -----             -----
     Earnings per share:

     Basic                                         $0.50             $0.42
     Diluted                                       $0.50             $0.41

5) On February 28, 1997, the Company exchanged 544,487 shares of common stock for all of the outstanding shares of Cline Davis & Mann, Inc. and Gavin Anderson & Company (Japan), Inc. These combinations have been accounted for as poolings of interests. The assets, liabilities, shareholders' equity and results of operations of the companies acquired are not, either individually or in the aggregate, material to the Company and, therefore, the Company's prior year financial statements have not been restated.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

6) On May 31, 1996, the Company exchanged 1,206,853 shares of common stock for all of the outstanding voting shares of Ketchum Communications Holdings, Inc. The combination was accounted for as a pooling of interests. Accordingly, the March 31, 1996 balance sheet, results of operations and cash flows have been restated to reflect the combination as of January 1, 1996.

7) On January 3, 1997, the Company issued $218,500,000 of 4.25% Convertible Subordinated Debentures with a scheduled maturity in 2007. The debentures are convertible into common stock of the Company at a conversion price of $63.00 per share subject to adjustment in certain events. Debenture holders have the right to require the Company to redeem the debentures on January 3, 2003 at a price of 112.418%, or upon the occurrence of a Fundamental Change, as defined in the indenture agreement, at the prevailing redemption price. The Company may redeem the debentures, as a whole or in part, on or after December 29, 2000 initially at 108.324% and at increasing prices thereafter to 112.418% until January 2, 2003 and 100% thereafter. Unless the debentures are redeemed, repaid or converted prior thereto, the debentures will mature on January 3, 2007 at their principal amount. The proceeds of this issuance are being used for general corporate purposes including working capital.

             Item 2. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Results of Operations

First Quarter 1997 Compared to First Quarter 1996

     Consolidated worldwide revenues from commission and fee income increased 17.7% in the first quarter of 1997 compared to the first quarter of 1996. Consolidated domestic revenues increased 18.2% in the first quarter of 1997 to $381.7 million compared to $322.9 million in the first quarter of 1996. Consolidated international revenues increased 17.2% in the first quarter of 1997 to $314.9 million compared to $268.7 million in the first quarter of 1996. Absent the effect of the net acquisitions of subsidiary companies and movements in international currency exchange rates, consolidated worldwide revenues increased 13.4% in the first quarter of 1997 as compared to the same period in 1996.

     Operating expenses increased 17.4% in the first quarter of 1997 as compared to the first quarter of 1996. Excluding the effect of the net acquisition activity and movements in international currency exchange rates mentioned above, operating expenses increased 12.9% over 1996 levels. This increase reflects normal salary increases and growth in client service expenditures to support the increased revenue base.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

     Net interest expense decreased by $1.7 million in the first quarter of 1997 as compared to the same period in 1996. This decrease primarily reflects lower average interest rates on borrowings.

     Pretax profit margin was 10.0% in the first quarter of 1997 as compared to 9.3% in the same period in 1996. Operating margin, which excludes interest and dividend income and interest expense, was 10.6% in the first quarter of 1997 as compared to 10.3% in the same period in 1996.

     The effective income tax rate of 40.6% in the first quarter of 1997 was comparable to the effective income tax rate of 40.5% in the first quarter of 1996.

     The increase in equity in affiliates is indicative of greater profits earned by companies in which the Company owns less than a 50% equity interest.

     The increase in minority interest expense is primarily due to greater earnings by companies where minority interests exist.

     Net income increased 29.6% in the first quarter of 1997 as compared to the same period in 1996. Absent the effect of net acquisitions and movements in international currency exchange rates, net income increased 24.2% in the first quarter of 1997 as compared to the first quarter of 1996.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

Capital Resources and Liquidity

     Cash and cash equivalents at March 31, 1997 decreased to $228.0 million from $510.3 million at December 31, 1996. The relationship between payables to the media and suppliers and receivables from clients, at March 31, 1997, is consistent with industry norms.

     The Company maintains relationships with a number of banks worldwide, which have extended unsecured committed lines of credit in amounts sufficient to meet the Company's cash needs. At March 31, 1997, the Company had $505.1 million in such unsecured committed lines of credit, comprised of a $360.0 million revolving credit agreement expiring June 30, 2001, and $145.1 million in lines of credit, principally outside of the United States. Of the $505.1 million in unsecured committed lines, $363.2 million remained available at March 31, 1997.

     On January 3, 1997, the Company issued $218,500,000 of 4.25% Convertible Subordinated Debentures with a scheduled maturity in 2007. The debentures are convertible into common stock of the Company at a conversion price of $63.00 per share subject to adjustment in certain events. Debenture holders have the right to require the Company to redeem the debentures on January 3, 2003 at a price of 112.418%, or upon the occurrence of a Fundamental Change, as defined in the indenture agreement, at the prevailing redemption price. The Company may redeem the debentures, as a whole or in part, on or after December 29, 2000

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

initially at 108.324% and at increasing prices thereafter to 112.418% until January 2, 2003 and 100% thereafter. Unless the debentures are redeemed, repaid or converted prior thereto, the debentures will mature on January 3, 2007 at their principal amount. The proceeds of this issuance are being used for general corporate purposes including working capital.

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

                                     Omnicom Group Inc.
                                       (Registrant)

Date  May 12, 1997                   /s/ Fred J. Meyer
                                    --------------------------
                                     Fred J. Meyer
                                     Chief Financial Officer
                                    (Principal Financial
                                     Officer)


Date  May 12, 1997                   /s/ Jonathan E. Ramsden
                                    --------------------------
                                     Jonathan E. Ramsden
                                     Controller
                                    (Principal Accounting
                                     Officer)