Form 10-Q
period 1997-06-30
OMNICOM GROUP INC
filed 1997-08-13
CIK 29989

CONFORMED COPY

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:  June 30, 1997

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

The number of shares of common stock of the Company issued and outstanding at July 31, 1997 is 81,405,000.

                       OMNICOM GROUP INC. AND SUBSIDIARIES

                                      INDEX

                                                                     Page No.
                                                                     --------
PART I.       FINANCIAL INFORMATION

  Item 1.     Financial Statements:

              Consolidated Condensed Balance Sheets -
                 June 30, 1997, December 31, 1996 and
                 June 30, 1996                                           2

              Consolidated Condensed Statements of Income -
                 Three Months Ended June 30, 1997 and 1996
                 Six Months Ended June 30, 1997 and 1996                 3

              Consolidated Condensed Statements of Cash Flows -
                 Six Months Ended June 30, 1997 and 1996                 4

              Notes to Consolidated Condensed Financial
                 Statements                                             5-8

  Item 2.     Management's Discussion of Financial Condition
                 and Results of Operations                              9-14

PART II.      OTHER INFORMATION

  Item 4.     Submission of Matters to a Vote of Security
              Holders                                                    15

  Item 6.     Exhibits                                                   16

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                       OMNICOM GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)


                                  Assets                                          June 30,       December 31,      June 30,
                                                                                    1997            1996             1996
                                                                               -----------       ------------     ----------
Current assets:
   Cash and cash equivalents                                                   $   294,028       $  510,267       $  250,132
   Investments available-for-sale, at market, which approximates cost               95,471           12,841           21,887
   Accounts receivable, less allowance for doubtful accounts
     of $26,232, $25,642 and $23,159                                             1,685,742        1,555,411        1,614,465
   Billable production orders in process                                           200,731          156,667          171,147
   Prepaid expenses and other current assets                                       238,882          189,799          200,243
                                                                               -----------       ----------      -----------
         Total current assets                                                    2,514,854        2,424,985        2,257,874

Furniture, equipment and leasehold improvements, less
   accumulated depreciation and amortization of $317,156,
   $301,102 and $287,450                                                           228,883          221,655          211,334
Investments in affiliates                                                          236,615          223,918          197,239
Intangibles, less amortization of $214,605, $198,880 and $168,234                1,148,131        1,000,312          877,240
Deferred tax benefits                                                               73,410           79,828           68,180
Deferred charges and other assets                                                  139,598          105,245          109,259
                                                                               -----------      -----------      -----------
         Total assets                                                          $ 4,341,491      $ 4,055,943      $ 3,721,126
                                                                               ===========      ===========      ===========
                      Liabilities and Shareholders' Equity

Current liabilities:

   Accounts payable                                                            $ 1,903,841      $ 2,070,026      $ 1,716,675
   Payable to banks                                                                 28,640            8,772           30,318
   4.5%/6.25% Step-Up Convertible Subordinated Debentures                             --               --            143,750
   Other accrued liabilities                                                       729,713          717,869          598,960
   Accrued taxes on income                                                          77,333           66,409           62,529
                                                                               -----------       ----------      -----------
         Total current liabilities                                               2,739,527        2,863,076        2,552,232

Long term debt                                                                     545,014          204,744          400,141
Deferred compensation and other liabilities                                        143,461          124,739          111,309
Minority interests                                                                  71,964           62,706           62,368

Shareholders' equity:
   Common stock                                                                     43,417           43,144           40,525
   Additional paid-in capital                                                      569,110          554,511          406,801
   Retained earnings                                                               478,861          419,072          358,206
   Unamortized restricted stock                                                    (56,104)         (39,445)         (46,810)
   Cumulative translation adjustment                                               (34,558)           3,490          (26,031)
   Treasury stock                                                                 (159,201)        (180,094)        (137,615)
                                                                               -----------       ----------      -----------
         Total shareholders' equity                                                841,525          800,678          595,076
                                                                               -----------       ----------      -----------
         Total liabilities and shareholders' equity                            $ 4,341,491      $ 4,055,943      $ 3,721,126
                                                                               ===========       ==========      ===========

The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (Dollars in Thousands, Except Per Share Data)

                                               Three Months Ended June 30,             Six Months Ended June 30,
                                              ----------------------------          --------------------------------
                                                1997               1996                 1997                 1996
                                              ---------          ---------          -----------          -----------
Revenues:
   Commissions and fees                       $ 786,341          $ 666,465          $ 1,482,918          $ 1,258,066

Operating expenses:
   Salaries and related costs                   444,200            371,220              865,685              729,808
   Office and general expenses                  219,267            194,036              420,369              365,945
                                              ---------          ---------          -----------          -----------
           Total operating expenses             663,467            565,256            1,286,054            1,095,753
                                              ---------          ---------          -----------          -----------
Operating profit                                122,874            101,209              196,864              162,313

Net interest expense:
   Interest and dividend income                  (6,273)            (3,748)              (9,257)              (7,061)
   Interest paid or accrued                      11,234              9,856               18,567               19,258
                                              ---------          ---------          -----------          -----------
           Net interest expense                   4,961              6,108                9,310               12,197
                                              ---------          ---------          -----------          -----------
Income before income taxes                      117,913             95,101              187,554              150,116

Income taxes:
   Federal                                       17,491             15,638               28,940               25,937
   State and local                                5,771              4,055               10,462                6,984
   International                                 24,783             18,733               36,909               27,776
                                              ---------          ---------          -----------          -----------
           Total income taxes                    48,045             38,426               76,311               60,697
                                              ---------          ---------          -----------          -----------
Income after income taxes                        69,868             56,675              111,243               89,419
Equity in affiliates                              7,282              4,023               11,426                7,076
Minority interests                              (10,751)            (7,745)             (16,202)             (12,629)
                                              ---------          ---------          -----------          -----------
           Net income                         $  66,399          $  52,953          $   106,467          $    83,866
                                              =========          =========          ===========          ===========
Earnings per share:
   Net income:
           Primary                            $    0.81          $    0.70          $      1.31          $      1.11
           Fully diluted                      $    0.81          $    0.68          $      1.31          $      1.08

Dividends declared per common share           $    0.20          $   0.175          $      0.40          $      0.35


The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                  Six Months Ended
                                                                      June 30,
                                                               ----------------------
                                                                  1997         1996
                                                               ---------    ---------
Cash flows from operating activities:
  Net income                                                   $ 106,467    $  83,866
  Adjustments to reconcile net income to net cash
       used for operating activities:
     Depreciation and amortization of tangible assets             28,111       24,031
     Amortization of intangible assets                            18,781       14,807
     Minority interests                                           16,202       12,629
     Earnings of affiliates in excess of dividends received       (6,523)      (1,988)
     Decrease in deferred tax benefits                             9,776        1,567
     Provision for losses on accounts receivable                   3,160        2,119
     Amortization of restricted shares                             8,525        6,372
     Increase in accounts receivable                            (130,993)     (70,822)
     Increase in billable production                             (46,033)     (37,620)
     Increase in other current assets                            (33,198)     (37,413)
     Decrease in accounts payable                               (148,406)     (60,196)
     Decrease in other accrued liabilities                       (44,103)    (122,527)
     Increase in accrued income taxes                              8,867       18,245
     Other                                                       (26,634)     (10,422)
                                                               ---------    ---------
         Net cash used for operating activities                 (236,001)    (177,352)
                                                               ---------    ---------
Cash flows from investing activities:
    Capital expenditures                                         (31,502)     (25,384)
    Payments for purchases of equity interests in
     subsidiaries and affiliates, net of cash acquired          (181,271)     (86,559)
    Proceeds from sales of equity interests in
     subsidiaries and affiliates                                     320       45,341
    Payments for purchases of investments available-for-sale
     and other investments                                       (84,931)     (11,325)
    Proceeds from sales of investments available-for-sale
     and other investments                                         6,849       12,007
                                                               ---------    ---------
         Net cash used for investing activities                 (290,535)     (65,920)
                                                               ---------    ---------

Cash flows from financing activities:
    Net borrowings under lines of credit                          10,283        7,135
    Share transactions under employee stock plans                 20,971       12,715
    Proceeds from issuance of principal of debt obligations      346,330      227,886
    Dividends and loans to minority stockholders                  (6,389)      (9,953)
    Dividends paid                                               (31,743)     (25,576)
    Purchase of treasury shares                                  (11,043)     (37,938)
                                                               ---------    ---------
         Net cash provided by financing activities               328,409      174,269
                                                               ---------    ---------

Effect of exchange rate changes on cash and cash equivalents     (18,112)       5,136
                                                               ---------    ---------
  Net decrease in cash and cash equivalents                     (216,239)     (63,867)
Cash and cash equivalents at beginning of period                 510,267      313,999
                                                               ---------    ---------
Cash and cash equivalents at end of period                     $ 294,028    $ 250,132
                                                               =========    =========
Supplemental Disclosures:

      Income taxes paid                                        $  59,109    $  39,924
                                                               =========    =========
      Interest paid                                            $   8,662    $  20,361
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

2) These statements reflect all adjustments, consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the information contained therein. Certain reclassifications have been made to the June 30, 1996 reported amounts to conform them with the June 30, 1997 and December 31, 1996 presentation. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

3) Results of operations for interim periods are not necessarily indicative of annual results.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

4) Primary earnings per share is based upon the weighted average number of common shares and common share equivalents outstanding during each period. Fully diluted earnings per share is based on the above, and if dilutive, adjusted for the assumed conversion of convertible debentures and the assumed increase in net income for the after tax interest cost of such debentures. At June 30, 1997, the 4.25% Convertible Subordinated Debentures had been outstanding since January 3, 1997. At June 30, 1996, the 4.5%/6.25% Step-Up Convertible Subordinated Debentures were outstanding. The number of shares used in the computations of primary and fully diluted earnings per share were as follows:

                             Three Months                   Six Months
                             Ended June 30,                Ended June 30,
                         --------------------           -------------------
                         1997            1996           1997           1996
                         ----            ----           ----           ----
     Primary          81,634,000      75,793,600      81,263,500     75,706,700
     Fully diluted    85,223,400      81,111,200      81,456,000     81,089,400

    For purposes of computing fully diluted earnings per share on net income for the six months ended June 30, 1997, the Company's 4.25% Convertible Subordinated Debentures were not reflected in the computation as their inclusion would have been anti-dilutive.

    In February 1997, the FASB issued SFAS No. 128, "Earnings per Share". Under SFAS No. 128, the presentation of Primary and Fully Diluted Earnings Per

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

    Share will be replaced by Basic and Diluted Earnings Per Share. Adoption of SFAS No. 128 is required for periods ending after December 15, 1997, at which time restatement for prior periods will be necessary. Had the provisions of SFAS No. 128 been in effect as of June 30, 1997, the Company would have reported the following earnings per share information:

                                       Three Months             Six Months
                                      Ended June 30,           Ended June 30,
                                     ----------------        ----------------
                                     1997        1996        1997        1996
                                     ----        ----        ----        ----
Earnings per share:
Basic                               $ 0.83     $ 0.71      $ 1.33      $ 1.13
Diluted                             $ 0.81     $ 0.68      $ 1.31      $ 1.08

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

6) On January 3, 1997, the Company issued $218,500,000 of 4.25% Convertible Subordinated Debentures with a scheduled maturity in 2007. The debentures are convertible into common stock of the Company at a

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

    conversion price of $63.00 per share subject to adjustment in certain events. Debenture holders have the right to require the Company to redeem the debentures on January 3, 2003 at a price of 112.418%, or upon the occurrence of a Fundamental Change, as defined in the indenture agreement, at the prevailing redemption price. The Company may redeem the debentures, as a whole or in part, on or after December 29, 2000 initially at 108.324% and at increasing prices thereafter to 112.418% until January 2, 2003 and 100% thereafter. Unless the debentures are redeemed, repaid or converted prior thereto, the debentures will mature on January 3, 2007 at their principal amount. The proceeds of this issuance are being used for general corporate purposes including working capital.

             Item 2. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Results of Operations

Second Quarter 1997 Compared to Second Quarter 1996

     Consolidated worldwide revenues from commission and fee income increased 18.0% in the second quarter of 1997 compared to the second quarter of 1996. Consolidated domestic revenues increased 15.3% in the second quarter of 1997 to $406.9 million compared to $353.0 million in the second quarter of 1996. Consolidated international revenues increased 21.0% in the second quarter of 1997 to $379.4 million compared to $313.5 million in the second quarter of 1996. Absent the effect of the net acquisitions of subsidiary companies and movements in international currency exchange rates, consolidated worldwide revenues increased 12.6% in the second quarter of 1997 as compared to the same period in 1996.

     Operating expenses increased 17.4% in the second quarter of 1997 as compared to the second quarter of 1996. Excluding the effect of the net acquisition activity and movements in international currency exchange rates mentioned above, operating expenses increased 13.6% over 1996 levels. This increase reflects normal salary increases and growth in client service expenditures to support the increased revenue base.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------

     Net interest expense decreased by $1.1 million in the second quarter of 1997 as compared to the same period in 1996. This decrease primarily reflects higher average amounts of cash and marketable securities invested during the period partially offset by the effect of higher average borrowings during the quarter.

     Pretax profit margin was 15.0% in the second quarter of 1997 as compared to 14.3% in the same period in 1996. Operating margin, which excludes interest and dividend income and interest expense, was 15.6% in the second quarter of 1997 as compared to 15.2% in the same period in 1996.

     The effective income tax rate of 40.7% in the second quarter of 1997 approximated the effective income tax rate of 40.4% in the second quarter of 1996.

     The increase in equity in affiliates is indicative of greater profits earned by companies in which the Company owns less than a 50% equity interest. The increase in minority interest expense is primarily due to greater earnings by companies where minority interests exist and additional minority interests resulting from acquisitions.

     Net income increased 25.4% in the second quarter of 1997 as compared to the same period in 1996. Absent the effect of net acquisitions and movements in international currency exchange rates, net income increased 14.1% in the second quarter of 1997 as compared to the second quarter of 1996.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------

Six Months 1997 Compared to Six Months 1996

     Consolidated worldwide commission and fee income increased 17.9% in the first six months of 1997 compared to the first six months of 1996. Consolidated domestic commission and fee income increased 16.6% in the first six months of 1997 to $788.5 million compared to $676.3 million in the same period in 1996. Consolidated international commission and fee income increased 19.4% in the first six months of 1997 to $694.4 million compared to $581.8 million in the same period in 1996. Absent the effect of movements in international currency exchange rates and net acquisitions of subsidiary companies made subsequent to the second quarter of 1996, consolidated worldwide commission and fee income increased 12.9% in the first six months of 1997 versus the first six months of 1996.

     Operating expenses increased by 17.4% in the first six months of 1997 as compared to the same period in 1996. Excluding the effect of movements in international currency exchange rates and net acquisition activity, operating expenses increased 12.6% over 1996 levels.

     Net interest expense decreased by $2.9 million in the first six months of 1997 as compared to the same period in 1996. This decrease primarily reflects higher average amounts of cash and marketable securities invested during the period.

     Pretax profit margin for the first six months of 1997 was 12.6% as compared to 11.9% in the same period in 1996. Operating margin, which excludes interest and dividend income

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------

and interest expense, was 13.3% in the first six months of 1997 as compared to 12.9% in the same period in 1996.

     The effective income tax rate of 40.7% in the first six months of 1997 approximated the effective income tax rate of 40.4% in the first six months of 1996.

     The increase in equity in affiliates is indicative of greater profits earned by companies in which the Company owns less than a 50% equity interest. The increase in minority interest expense is primarily due to greater earnings by companies where minority interests exist and additional minority interests from acquisitions.

     Net income increased 26.9% in the first six months of 1997 as compared to the same period in 1996. Absent the effect of net acquisitions and movements in international currency exchange rates, net income increased 17.2% in the first six months of 1997 as compared to the same period in 1996.

Capital Resources and Liquidity

     Cash and cash equivalents at June 30, 1997 decreased to $294.0 million from $510.3 million at December 31, 1996. The relationship between payables to the media and suppliers and receivables from clients, at June 30, 1997, is consistent with seasonal and industry norms.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------

     The Company maintains relationships with a number of banks worldwide, which have extended unsecured committed lines of credit in amounts sufficient to meet the Company's cash needs. At June 30, 1997, the Company had $501.0 million in such unsecured committed lines of credit, comprised of a $360.0 million revolving credit agreement expiring June 30, 2001, and $141.0 million in lines of credit, principally outside of the United States. Of the $501.0 million in unsecured committed lines, $361.2 million remained available at June 30, 1997.

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

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------

     Management believes the aggregate lines of credit available to the Company plus cash flows from operations will be adequate to support its anticipated requirements.

                           PART II. OTHER INFORMATION

Item 4.  Submission of matters to a Vote of Security Holders

     The Annual Meeting of the Shareholders of the Company was held on May 19, 1997 in New York, New York, at which two matters were submitted to a vote of the share owners:

     (a) Votes cast for or where authority to vote for was withheld regarding the re-election of six Directors were as follows:

                                                                AUTHORITY
                                               FOR               WITHHELD
                                               ---              ---------
         (Term Expiring in 2000:)

         Robert J. Callander                68,065,341           333,556
         John R. Murphy                     68,089,696           309,221
         John R. Purcell                    68,079,484           319,413
         William G. Tragos                  68,059,370           339,527
         Quentin I. Smith, Jr.              68,073,935           324,962
         Egon P.S. Zehnder                  68,071,679           327,218

     (b) Votes cast for or against and the number of abstentions regarding the ratification of the appointment of Arthur Andersen LLP as independent auditors of the Company to serve for 1997 were as follows:

         FOR                               68,176,454
         AGAINST                               49,502
         ABSTAIN                              172,941

Item 6.  Exhibits

           Exhibit Number               Description of Exhibit
          ---------------               ----------------------
                 27                     Financial Data Schedule (filed
                                        in electronic format only)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Omnicom Group Inc.
                                                 (Registrant)

Date    August 13, 1997                     /s/  Fred J. Meyer
    ------------------------                ----------------------------------
                                            Fred J. Meyer
                                            Chief Financial Officer
                                            (Principal Financial Officer)

Date    August 13, 1997                     /s/  Jonathan E. Ramsden
    ------------------------                ----------------------------------
                                            Jonathan E. Ramsden
                                            Controller
                                            (Principal Accounting Officer)