Form 10-Q
period 1997-09-30
OMNICOM GROUP INC
filed 1997-11-12
CIK 29989

CONFORMED COPY

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:  September 30, 1997

Commission file number:  1-10551

                               Omnicom Group Inc.
             (Exact name of registrant as specified in its charter)

     New York                                                    13-1514814
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

437 Madison Avenue,                                                  10022
New York, New York                                                (Zip Code)
(Address of principal executive offices)

                                 (212) 415-3600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

The number of shares of common stock of the Company issued and outstanding at October 31, 1997 is 81,011,000.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.       FINANCIAL INFORMATION

  Item 1.     Financial Statements:

              Consolidated Condensed Balance Sheets -
                 September 30, 1997, December 31, 1996 and
                 September 30, 1996                                         2

              Consolidated Condensed Statements of Income -
                 Three Months Ended September 30, 1997 and 1996
                 Nine Months Ended September 30, 1997 and 1996              3

              Consolidated Condensed Statements of Cash Flows -
                 Nine Months Ended September 30, 1997 and 1996              4

              Notes to Consolidated Condensed Financial
                 Statements                                                5-8

  Item 2.     Management's Discussion of Financial Condition
                 and Results of Operations                                 9-14


PART II.      OTHER INFORMATION


  Item 6.     Exhibits                                                      15

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                       OMNICOM GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

              Assets                                                   September 30,   December 31,  September 30,
             --------                                                       1997           1996           1996
                                                                        -----------    -----------    -----------
Current assets:
   Cash and cash equivalents                                            $   238,253    $   510,267    $   191,027
   Investments available-for-sale, at market, which approximates cost        71,644         12,841         15,742
   Accounts receivable, less allowance for doubtful accounts
     of $27,139, $25,642 and $21,453                                      1,691,987      1,555,411      1,448,804
   Billable production orders in process                                    217,275        156,667        186,565
   Prepaid expenses and other current assets                                253,434        189,799        221,592
                                                                        -----------    -----------    -----------
         Total current assets                                             2,472,593      2,424,985      2,063,730

Furniture, equipment and leasehold improvements, less
  accumulated depreciation and amortization of $329,403,
  $301,102 and $300,069                                                     228,789        221,655        212,623
Investments in affiliates                                                   277,662        223,918        196,142
Intangibles, less amortization of $215,369, $198,880 and $187,632         1,161,287      1,000,312        913,243
Deferred tax benefits                                                        75,693         79,828         65,550
Deferred charges and other assets                                           172,055        105,245        106,759
                                                                        -----------    -----------    -----------
         Total assets                                                   $ 4,388,079    $ 4,055,943    $ 3,558,047
                                                                        ===========    ===========    ===========
       Liabilities and Shareholders' Equity
       ------------------------------------
Current liabilities:
   Accounts payable                                                     $ 1,838,341    $ 2,070,026    $ 1,488,205
   Payable to banks                                                         104,881          8,772         61,143
   Other accrued liabilities                                                750,439        717,869        636,469
   Accrued taxes on income                                                   78,331         66,409         42,950
                                                                        -----------    -----------    -----------
         Total current liabilities                                        2,771,992      2,863,076      2,228,767

Long term debt                                                              596,503        204,744        428,139
Deferred compensation and other liabilities                                 140,205        124,739        109,152
Minority interests                                                           59,583         62,706         57,385

Shareholders' equity:
   Common stock                                                              43,416         43,144         43,144
   Additional paid-in capital                                               570,159        554,511        554,420
   Retained earnings                                                        500,435        419,072        374,646
   Unamortized restricted stock                                             (51,368)       (39,445)       (43,551)
   Cumulative translation adjustment                                        (46,145)         3,490        (26,519)
   Treasury stock                                                          (196,701)      (180,094)      (167,536)
                                                                        -----------    -----------    -----------
         Total shareholders' equity                                         819,796        800,678        734,604
                                                                        -----------    -----------    -----------
         Total liabilities and shareholders' equity                     $ 4,388,079    $ 4,055,943    $ 3,558,047
                                                                        ===========    ===========    ===========

The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (Dollars in Thousands, Except Per Share Data)

                                               Three Months Ended                Nine Months Ended
                                                  September 30,                     September 30,
                                               -------------------               -------------------
                                               1997           1996               1997           1996
                                               ----           ----               ----           ----
Revenues:
   Commissions and fees                      $746,839       $631,772         $2,229,757     $1,889,838

Operating expenses:
   Salaries and related costs                 452,927        385,995          1,318,612      1,115,803
   Office and general expenses                214,028        186,173            634,397        552,118
                                             --------       --------         ----------     ----------
           Total operating expenses           666,955        572,168          1,953,009      1,667,921
                                             --------       --------         ----------     ----------

Operating profit                               79,884         59,604            276,748        221,917

Net interest expense:
   Interest and dividend income                (5,532)        (3,043)           (14,789)       (10,104)
   Interest paid or accrued                    12,356          7,487             30,923         26,745
                                             --------       --------         ----------     ----------
           Net interest expense                 6,824          4,444             16,134         16,641
                                             --------       --------         ----------     ----------

Income before income taxes                     73,060         55,160            260,614        205,276

Income taxes:
   Federal                                     10,557          9,255             39,497         35,192
   State and local                              4,935          3,722             15,397         10,707
   International                               14,387          9,259             51,296         37,034
                                             --------       --------         ----------     ----------
           Total income taxes                  29,879         22,236            106,190         82,933
                                             --------       --------         ----------     ----------

Income after income taxes                      43,181         32,924            154,424        122,343
Equity in affiliates                            4,601          3,509             16,027         10,585
Minority interests                             (6,291)        (4,200)           (22,493)       (16,829)
                                             --------       --------         ----------     ----------
           Net income                        $ 41,491       $ 32,233         $  147,958     $  116,099
                                             ========       ========         ==========     ==========

Earnings per share:
-------------------
   Net income:
           Primary                           $   0.51       $   0.42          $    1.82      $    1.53
           Fully diluted                     $   0.51       $   0.42          $    1.82      $    1.50

Dividends declared per common share          $   0.25       $   0.20          $    0.65      $    0.55

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                 ----------------------
                                                                    1997         1996
                                                                 ---------    ---------
Cash flows from operating activities:
  Net income                                                     $ 147,958    $ 116,099
  Adjustments to reconcile net income to net cash
     used for operating activities:
   Depreciation and amortization of tangible assets                 42,895       36,736
   Amortization of intangible assets                                29,421       22,837
   Minority interests                                               22,493       16,829
   Earnings of affiliates in excess of dividends received           (9,641)        (418)
   Decrease in deferred tax benefits                                 2,165        5,172
   Provision for losses on accounts receivable                       5,030        2,287
   Amortization of restricted shares                                12,924       10,100
   (Increase) decrease in accounts receivable                     (143,256)      94,964
   Increase in billable production                                 (62,714)     (52,736)
   Increase in other current assets                                (43,209)     (58,975)
   Decrease in accounts payable                                   (210,770)    (290,891)
   Decrease in other accrued liabilities                            (4,019)     (90,360)
   Increase (decrease) in accrued income taxes                       9,606       (1,438)
   Other                                                           (37,563)        (110)
                                                                 ---------    ---------
     Net cash used for operating activities                       (238,680)    (189,904)
                                                                 ---------    ---------

Cash flows from investing activities:
   Capital expenditures                                            (47,251)     (37,855)
   Payments for purchases of equity interests in
    subsidiaries and affiliates, net of cash acquired             (300,622)    (117,761)
   Proceeds from sales of equity interests in
    subsidiaries and affiliates                                        466       49,934
   Payments for purchases of investments available-for-sale
    and other investments                                          (88,526)     (13,318)
   Proceeds from sales of investments available-for-sale
    and other investments                                           34,056       20,345
                                                                 ---------    ---------
     Net cash used for investing activities                       (401,877)     (98,655)
                                                                 ---------    ---------

Cash flows from financing activities:
   Net borrowings under lines of credit                             76,784       38,539
   Share transactions under employee stock plans                    26,247       12,482
   Proceeds from issuance of principal of debt obligations         468,447      252,502
   Repurchase of debt obligations                                  (38,172)        --
   Dividends and loans to minority stockholders                    (27,934)     (18,297)
   Dividends paid                                                  (47,704)     (38,532)
   Purchase of treasury shares                                     (52,223)     (85,812)
                                                                 ---------    ---------
     Net cash provided by financing activities                     405,445      160,882
                                                                 ---------    ---------

Effect of exchange rate changes on cash and cash equivalents       (36,902)       4,705
                                                                 ---------    ---------
   Net decrease in cash and cash equivalents                      (272,014)    (122,972)
Cash and cash equivalents at beginning of period                   510,267      313,999
                                                                 ---------    ---------
Cash and cash equivalents at end of period                       $ 238,253    $ 191,027
                                                                 =========    =========

Supplemental Disclosures:
   Income taxes paid                                             $  96,750    $  89,412
                                                                 =========    =========
   Interest paid                                                 $  27,049    $  28,834
                                                                 =========    =========

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1) The consolidated condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

2) These statements reflect all adjustments, consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the information contained therein. Certain reclassifications have been made to the September 30, 1996 reported amounts to conform them with the September 30, 1997 and December 31, 1996 presentation. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

3)       Results  of  operations  for  interim   periods  are  not   necessarily
         indicative of annual results.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


4) Primary earnings per share is based upon the weighted average number of common shares and common share equivalents outstanding during each period. Fully diluted earnings per share is based on the above, and if dilutive, adjusted for the assumed conversion of convertible debentures and the assumed increase in net income for the after tax interest cost of such debentures. At September 30, 1997, the 4.25% Convertible Subordinated Debentures had been outstanding since January 3, 1997. In 1996, the 4.5%/6.25% Step-Up Convertible Subordinated Debentures had been outstanding until the September 5, 1996 redemption date. The number of shares used in the computations of primary and fully diluted earnings per share were as follows:

                            Three Months                      Nine Months
                         Ended September 30,              Ended September 30,
                         -------------------              -------------------
                         1996           1997              1996           1997
                         ----           ----              ----           ----
Primary               81,434,700     76,629,100        81,286,300     76,120,500
Fully diluted         81,564,300     80,702,800        81,527,500     80,997,000

         For purposes of computing fully diluted earnings per share on net income for the three months and nine months ended September 30, 1997, the Company's 4.25% Convertible Subordinated Debentures were not reflected in the computation as their inclusion would have been anti-dilutive.

         In February 1997, the FASB issued SFAS No. 128, "Earnings per Share". Under SFAS No. 128, the presentation of Primary and Fully Diluted Earnings Per Share will be replaced by Basic and Diluted Earnings Per Share. Adoption of SFAS No. 128 is required for periods ending after December 15, 1997, at which time restatement for prior periods will be necessary. Had the provisions of SFAS No. 128 been in effect as of September 30, 1997, the Company would have reported the following earnings per share information:

                               Three Months                 Nine Months
                            Ended September 30,         Ended September 30,
                            -------------------         -------------------
                             1997        1996            1997        1996
                             ----        ----            ----        ----
       Earnings per share:
       -------------------
       Basic                $ 0.52      $ 0.43          $ 1.85      $ 1.55
       Diluted              $ 0.51      $ 0.42          $ 1.82      $ 1.50

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

6) On January 3, 1997, the Company issued $218,500,000 of 4.25% Convertible Subordinated Debentures with a scheduled maturity in 2007. The debentures are

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

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

             Item 2. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations
Third Quarter 1997 Compared to Third Quarter 1996

         Consolidated worldwide revenues from commission and fee income increased 18.2% in the third quarter of 1997 compared to the third quarter of 1996. Consolidated domestic revenues increased 17.8% in the third quarter of 1997 to $402.3 million compared to $341.6 million in the third quarter of 1996. Consolidated international revenues increased 18.7% in the third quarter of 1997 to $344.5 million compared to $290.2 million in the third quarter of 1996. Absent the effect of the net acquisitions of subsidiary companies and movements in international currency exchange rates, consolidated worldwide revenues increased 14.5% in the third quarter of 1997 as compared to the same period in 1996.

         Operating expenses increased 16.6% in the third quarter of 1997 as compared to the third quarter of 1996. Excluding the effect of the net acquisition activity and movements in international currency exchange rates mentioned above, operating expenses increased 14.5% over 1996 levels. This increase reflects normal salary increases and growth in client service expenditures to support the increased revenue base.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         Net interest expense increased by $2.4 million in the third quarter of 1997 as compared to the same period in 1996. This increase primarily reflects higher average borrowings during the quarter partially offset by the effect of higher average amounts of cash and marketable securities invested during the quarter.

         Pretax profit margin was 9.8% in the third quarter of 1997 as compared to 8.7% in the same period in 1996. Operating margin, which excludes interest and dividend income and interest expense, was 10.7% in the third quarter of 1997 as compared to 9.4% in the same period in 1996.

         The effective income tax rate was 40.9% in the third quarter of 1997 as compared to the effective income tax rate of 40.3% in the third quarter of 1996. The increase primarily reflects higher effective tax rates at certain international subsidiaries.

         The increase in equity in affiliates is indicative of greater profits earned by companies in which the Company owns less than a 50% equity interest, partially offset by the conversion of certain affiliates into subsidiaries. The increase in minority interest expense is primarily due to greater earnings by companies where minority interests exist and additional minority interests resulting from acquisitions.

         Net income increased 28.7% in the third quarter of 1997 as compared to the same period in 1996. Absent the effect of net

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

acquisitions and movements in international currency exchange rates, net income increased 17.3% in the third quarter of 1997 as compared to the third quarter of 1996.

Nine Months 1997 Compared to Nine Months 1996

     Consolidated worldwide commission and fee income increased 18.0% in the first nine months of 1997 compared to the first nine months of 1996. Consolidated domestic commission and fee income increased 17.0% in the first nine months of 1997 to $1,190.9 million compared to $1,017.8 million in the same period in 1996. Consolidated international commission and fee income increased 19.1% in the first nine months of 1997 to $1,038.9 million compared to $872.0 million in the same period in 1996. Absent the effect of movements in international currency exchange rates and net acquisitions of subsidiary companies made subsequent to the third quarter of 1996, consolidated worldwide commission and fee income increased 13.4% in the first nine months of 1997 versus the first nine months of 1996.

     Operating expenses increased by 17.1% in the first nine months of 1997 as compared to the same period in 1996. Excluding the effect of movements in international currency exchange rates and net acquisition activity, operating expenses increased 13.3% over 1996 levels.

     Net interest expense decreased by $0.5 million in the first nine months of 1997 as compared to the same period in 1996. This decrease primarily reflects higher average amounts

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

of cash and marketable securities invested during the period offset by the effect of higher average borrowings during the period.

     Pretax profit margin for the first nine months of 1997 was 11.7% as compared to 10.9% in the same period in 1996. Operating margin, which excludes interest and dividend income and interest expense, was 12.4% in the first nine months of 1997 as compared to 11.7% in the same period in 1996.

     The effective income tax rate was 40.7% in the first nine months of 1997 as compared to the effective income tax rate of 40.4% in the first nine months of 1996. The increase primarily reflects higher effective tax rates at certain international subsidiaries.

     The increase in equity in affiliates is indicative of greater profits earned by companies in which the Company owns less than a 50% equity interest, partially offset by the conversion of certain affiliates into subsidiaries. The increase in minority interest expense is primarily due to greater earnings by companies where minority interests exist and additional minority interests resulting from acquisitions.

     Net income increased 27.4% in the first nine months of 1997 as compared to the same period in 1996. Absent the effect of net acquisitions and movements in international currency exchange rates, net income increased 18.3% in the first nine months of 1997 as compared to the same period in 1996.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Capital Resources and Liquidity

         Cash and cash equivalents at September 30, 1997 decreased to $238.3 million from $510.3 million at December 31, 1996. The relationship between payables to the media and suppliers and receivables from clients, at September 30, 1997, is consistent with seasonal and industry norms.

         The Company maintains relationships with a number of banks worldwide, which have extended unsecured committed lines of credit in amounts sufficient to meet the Company's cash needs. At September 30, 1997, the Company had $572.0 million in such unsecured committed lines of credit, comprised of a $360.0 million revolving credit agreement expiring June 30, 2001, and $212.0 million in lines of credit, principally outside of the United States. Of the $572.0 million in unsecured committed lines, $248.5 million remained available at September 30, 1997.

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

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

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

                                                 Omnicom Group Inc.
                                                 (Registrant)

Date  November 11, 1997                          /s/  Fred J. Meyer
    --------------------                         ------------------
                                                 Fred J. Meyer
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

Date  November 11, 1997                          /s/  Jonathan E. Ramsden
    --------------------                         ------------------------
                                                 Jonathan E. Ramsden
                                                 Controller
                                                 (Principal Accounting Officer)