Form 10-K405
period 1997-12-31
OMNICOM GROUP INC
filed 1998-03-26
CIK 29989

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

                                  ANNUAL REPORT

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 1997     Commission File Number: 1-10551

                              --------------------

                               OMNICOM GROUP INC.
             (Exact name of registrant as specified in its charter)

               New York                                      13-1514814
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

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

      At  March  16,  1998,  there  were  169,335,907  shares  of  Common  Stock
outstanding;   the   aggregate   market  value  of  the  voting  stock  held  by
nonaffiliates at March 16, 1998 was approximately $7,541,593,000.

      Indicate the number of shares outstanding of each of the registrant's classes of stock, as of the latest practicable date.

           Class                                 Outstanding at March 16, 1998
 Common Stock, $.50 Par Value                             169,335,907
 Preferred Stock, $1.00 Par Value                             NONE

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's definitive proxy statement relating to its annual meeting of shareholders scheduled to be held on May 18, 1998 are incorporated by reference into Part III of this Report.

================================================================================

                               OMNICOM GROUP INC.

                         ------------------------------

                       Index to Annual Report on Form 10-K
                          Year Ended December 31, 1997

                                                                            Page
                                                                            ----

PART I

Item 1.    Business..........................................................  1
Item 2.    Properties........................................................  4
Item 3.    Legal Proceedings.................................................  5
Item 4.    Submission of Matters to a Vote of Security Holders...............  5
Executive Officers of the Company............................................  6

PART II

Item 5.    Market for Registrant's Common Equity and Related
               Stockholder Matters...........................................  7
Item 6.    Selected Financial Data...........................................  8
Item 7.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations.........................................  8
Item 8.    Financial Statements and Supplementary Data....................... 12
Item 9.    Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure.......................................... 12

PART III

Item 10.   Directors and Executive Officers of the Registrant................ 12
Item 11.   Executive Compensation............................................ 12
Item 12.   Security Ownership of Certain Beneficial Owners and Management.... 12
Item 13.   Certain Relationships and Related Transactions.................... 12

      The information called for by Items 10, 11, 12 and 13, to the extent not included in this document, is incorporated herein by reference to such information to be included under the captions "Election of Directors," "Common Stock Ownership of Management," "Directors' Compensation" and "Executive Compensation," in the Company's definitive proxy statement which is expected to be filed by April 6, 1998.

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K ......................................... 13

                                     PART I

Item 1. Business

      Omnicom Group Inc., through its wholly and partially-owned companies (hereinafter collectively referred to as the "Company" or the "Omnicom Group"), operates advertising agencies which plan, create, produce and place advertising in various media such as television, radio, newspaper and magazines. The Omnicom Group offers its clients such additional services as marketing consultation, consumer market research, design and production of merchandising and sales promotion programs and materials, direct mail advertising, corporate identification, public relations, and interactive marketing. The Omnicom Group offers these services to clients worldwide on a local, national, pan-regional or global basis. Operations cover the major regions of North America, the United Kingdom, Continental Europe, the Middle East, Africa, Latin America, the Far East and Australia. In 1997 and 1996, 50% and 51%, respectively, of the Omnicom Group's billings came from its non-U.S. operations.

      According to the unaudited industry-wide figures published in 1997 by the trade journal Advertising Age, Omnicom Group Inc. was ranked as the second largest advertising agency group worldwide.

      The Omnicom Group operates as three separate, independent agency networks: the BBDO Worldwide Network, the DDB Needham Worldwide Network and the TBWA International Network. The Omnicom Group also operates several independent agencies, including Cline Davis & Mann and Goodby, Silverstein & Partners, certain marketing service and specialty advertising companies through its Diversified Agency Services division ("DAS"), and certain interactive marketing companies through Communicade.

      In March 1998, the Company completed its acquisition of The GGT Group plc, a UK headquartered advertising and marketing services group. The GGT Group's principal subsidiaries operate in France, the United Kingdom and the United States.

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

BBDO Worldwide Network

      The BBDO Worldwide Network operates in the United States through BBDO Worldwide which is headquartered in New York and has full-service offices in New York, New York; Los Angeles, California; Miami, Florida; Atlanta, Georgia;
Chicago, Illinois; Detroit, Michigan; and Minneapolis, Minnesota. The BBDO Worldwide Network operates internationally through subsidiaries in Austria, Belgium, Brazil, Canada, Chile, China, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, Italy, Malaysia, Mexico, the Netherlands, Peru, Poland, Portugal, Puerto Rico, Russia, Singapore, Spain, Sweden, Taiwan and Thailand; through affiliates located in Argentina, Australia, Colombia, Costa Rica, Croatia, Cyprus, the Czech Republic, Egypt, El Salvador, Guatemala, Honduras, India, Israel, Kuwait, Lebanon, New Zealand, Nicaragua, Norway, Panama, the Philippines, Romania, Saudi Arabia, the Slovak Republic, Turkey, the United Kingdom, the United Arab Emirates and Venezuela; and through a joint venture in Japan. The BBDO Worldwide Network uses the services of associate agencies in Albania, Bulgaria, the Dominican Republic, Ecuador, Estonia, Indonesia, Korea, Lithuania, Pakistan, Paraguay, Slovenia, South Africa, Switzerland, Uruguay and Yugoslavia.

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

      The DDB Needham Worldwide Network operates internationally through subsidiaries in Australia, Austria, Belgium, Brazil, Bulgaria, Canada, China, Colombia, Croatia, the Czech Republic, Denmark, Estonia, Finland, France,
Germany, Greece, Hong Kong, Hungary, Italy, Japan, Latvia, Mexico, the Netherlands, New Zealand, Norway, the Philippines, Portugal, Romania, Singapore, the Slovak Republic, Spain, Sweden, Taiwan, Thailand and the United Kingdom; and through affiliates located in Miami, Florida and in Argentina, Brazil, Chile, Costa Rica, El Salvador, Germany, Guatemala, Honduras, India, Korea, Malaysia, Panama, Poland, Switzerland, Turkey, Uruguay and Venezuela. The DDB Needham Worldwide Network uses the services of associate agencies in Honolulu, Hawaii; Austria, Bahrain, Bangladesh, Belarus, Belize, Bolivia, Cyprus, the Dominican Republic, Ecuador, Egypt, Georgia, Guam, Indonesia, Ireland, Israel, Jordan, Kuwait, Lebanon, Lithuania, Luxembourg, Monaco, Morocco, Nicaragua, Oman, Pakistan, Paraguay, Peru, Puerto Rico, Russia, Saudi Arabia, Slovenia, South Africa, Trinidad, Tunisia, Ukraine, the United Arab Emirates, Uruguay, Vietnam, the Former Yugoslav Republic of Macedonia and Yugoslavia. Griffin Bacal Inc. operates internationally through subsidiaries in Canada and the United Kingdom and through a branch in Mexico.

TBWA International Network

      The TBWA International Network operates in North America through TBWA Chiat/Day which is headquartered in New York and has full-service offices in New York, New York; and Los Angeles and San Francisco, California, through Ketchum Advertising in Pittsburgh, Pennsylvania; and through TBWA Chiat/Day Canada in Toronto, Canada. The TBWA International Network also operates in North America through its affiliate, TBWA Chiat/Day Mexico.

      The TBWA International Network operates internationally through subsidiaries in Austria, Australia, Belgium, Brazil, Bulgaria, Croatia, the Czech Republic, Denmark, France, Germany, Greece, Hong Kong, Hungary, India,
Italy, the Netherlands, Poland, Portugal, Romania, Singapore, the Slovak Republic, South Africa, Spain, Switzerland, Thailand and the United Kingdom; and through affiliates located in Argentina, Canada, Chile, China, the Czech Republic, Finland, Hungary, Israel, the Netherlands, Norway and Sweden. The TBWA International Network uses the services of associate agencies in Austria, Australia, Cyprus, Egypt, Ireland, Indonesia, Japan, Jordan, Kenya, Kuwait, Lebanon, Namibia, New Zealand, Russia, Saudi Arabia, Slovenia, South Korea, Syria, Taiwan, the United Arab Emirates and Zimbabwe.

Diversified Agency Services

      DAS is the Omnicom Group's Marketing Services and Specialty Communications Division. The DAS mission is to create breakthrough customer driven marketing communications and services that build clients' businesses. Marketing services include: branding consultancy (Interbrand), contract publishing (Premier Magazines, Specialist Publications), corporate and financial public relations (Gavin Anderson & Company), direct/database marketing (Rapp Collins Worldwide, Russ Reid), field marketing (CPM International), graphic arts (RC Communications), integrated communications (The FOCUS Agency, Integer Group), organizational communications (Smythe Dorward Lambert), promotional marketing (Alcone Marketing Group, The Anvil Consultancy, CaseoDunlap, Pathways Marketing Consultants, Product Plus International, TLP, Inc.), public affairs (GPC International), public relations (Copithorne & Bellows, Fleishman-Hillard, Ketchum Public Relations Worldwide, Porter Novelli International), reputation management (Clark & Weinstock), sports and event marketing (GMR Marketing, Millsport) and telemarketing (Optima Direct, InTelMark). Specialty communications include: corporate/financial advertising (Doremus & Company), directory advertising (Ketchum Directory Advertising), healthcare communications (Diversified Healthcare Communications Group, Health & Medical Communications Group, TARGIS Healthcare Communications Worldwide), managed care consultancy (GMR Group) and recruitment communications (Bernard Hodes Advertising, Macmillan Davies Hodes). DAS also operates independent consumer advertising (Merkley Newman Harty) and media buying (Creative Media) agencies.

      DAS has headquarter offices in New York, London and Hong Kong, and operates globally through its 62 companies in 22 strategic business units, with subsidiaries, affiliates and associates in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, China, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, Finland, France, Germany, Greece, Guatemala, Hungary, India, Indonesia, Ireland, Israel, Italy, Japan, Korea, Malaysia, Mexico, Myanmar, the Netherlands, New Zealand, Norway, Panama, Peru, the Philippines, Poland, Portugal, Puerto Rico, Russia, Singapore, the Slovak Republic, South Africa, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom, the United States, Venezuela and Vietnam.

Communicade

      Communicade has minority interests in six interactive marketing agencies in the United States: AGENCY.COM, Razorfish and Think New Ideas, headquartered in New York; Red Sky Interactive and Organic Online, in San Francisco, California; and Interactive Solutions, in Boston, Massachusetts. Communicade also operates through a wholly owned subsidiary, Eagle River Interactive, headquartered in Chicago, Illinois.

Omnicom Group Inc.

      As the parent company of BBDO Worldwide, DDB Needham Worldwide, TBWA International, DAS, Communicade and several independent agencies, the Company, through its wholly-owned subsidiary Omnicom Management Inc., provides a common financial and administrative base for the operating groups. The Company oversees the operations of each group through regular meetings with their respective top-level management. The Company sets operational goals for each of the groups and evaluates performance through the review of monthly operational and financial reports. The Company provides its groups with centralized services designed to coordinate financial reporting and controls, tax, treasury and real estate planning, and to focus corporate development objectives. The Company also develops consolidated services for its agencies and their clients such as consolidated media buying arrangements.

Clients

      The clients of the Omnicom Group include major industrial, financial and service industry companies as well as smaller, local clients. Among its largest clients are Anheuser-Busch, Chrysler, Henkel, Johnson & Johnson, Mars, McDonald's, Nissan, PepsiCo, Pfizer, SBC Communications, Sony, Tricon, Visa and Volkswagen.

      The Omnicom Group's ten largest clients accounted for approximately 20% of 1997 commission and fees. The majority of these have been clients for more than ten years. The Omnicom Group's largest client accounted for less than 6% of 1997 commission and fees.

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

      In many cases, fees are generated in lieu of commissions. Several different fee arrangements are used depending on client and individual agency needs. In general, fee charges relate to the cost of providing services plus a markup. The DAS division primarily charges fees for its various specialty services, which vary in type and scale, depending upon the service rendered and the client's requirements.

      Advertising agency revenues are dependent upon the marketing requirements of clients and tend to be highest in the second and fourth quarters of the fiscal year.

Other Information

      For additional information concerning the contribution of international operations to commissions and fees and net income see Note 5 of the Notes to Consolidated Financial Statements.

      The advertising business is highly competitive and accounts may shift agencies with comparative ease, usually on 90 days' notice. Clients may also reduce advertising budgets at any time for any reason. An agency's ability to compete for new clients is affected in some instances by the policy, which many advertisers follow, of not permitting their agencies to represent competitive accounts in the same market. As a result, increasing size may limit an agency's potential for securing certain new clients. In the vast majority of cases, however, the separate, independent identities of BBDO Worldwide, DDB Needham Worldwide, TBWA International, the independent agencies within DAS and Communicade, and the other independent agencies have enabled the Omnicom Group to represent competing clients.

      The Omnicom agencies have sought, and will seek, new business by showing potential clients examples of advertising campaigns produced and by explaining the variety of related services offered. The Omnicom Group competes in the United States and internationally with a multitude of full service and special service agencies. In addition to the usual risks of the advertising agency business, international operations are subject to the risk of currency exchange fluctuations, exchange control restrictions and to actions of governmental authorities.

Employees

      The business success of the Omnicom Group is, and will continue to be, highly dependent upon the skills and creativity of its creative, research, media and account personnel and their relationships with clients. The Company believes its operating groups have established reputations for creativity and marketing expertise which attract, retain and stimulate talented personnel. There is substantial competition among advertising agencies for talented personnel and all agencies are vulnerable to adverse consequences from the loss of key individuals. Employees are generally not under employment contracts and are free to move to competitors of the Omnicom Group. The Company believes that its compensation arrangements for its key employees, which include stock options, restricted stock and retirement plans, are highly competitive with those of other advertising agencies. As of December 31, 1997, the Omnicom Group, excluding unconsolidated companies, employed approximately 27,200 persons, of which approximately 11,900 were employed in the United States and approximately 15,300 were employed in its international offices.

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

Item 2. Properties

      Substantially all of the Company's offices are located in leased premises. The Company actively manages its lease obligations and, where appropriate, consolidates its leased premises. Management has obtained subleases for most of the premises vacated as a result of such consolidations. Where appropriate, management has established reserves for the difference between the cost of the leased premises that were vacated and anticipated sublease income.

Domestic

      The Company's corporate office occupies approximately 32,000 sq. ft. of space at 437 Madison Avenue, New York, New York under a lease expiring in the year 2010.

      BBDO Worldwide occupies approximately 285,000 sq. ft. of space at 1285 Avenue of the Americas, New York, New York under a lease expiring in the year 2012, which includes options for additional space to allow for the growth of the agency.

      DDB Needham Worldwide occupies approximately 251,000 sq. ft. of space at 437 Madison Avenue, New York, New York under leases expiring in the year 2010, which include options for additional space to allow for the growth of the agency.

      TBWA Chiat/Day occupies approximately 58,000 sq. ft. of space at 180 Maiden Lane, New York, New York under a lease expiring in the year 2016, which includes options for additional space to allow for the growth of the agency.

      Offices in Atlanta, Boston, Chicago, Dallas, Detroit, Houston, Irvine, Los Angeles, Mahwah, Minneapolis, New York, Philadelphia, Pittsburgh, San Francisco, San Jose, Seattle and Washington D.C. and at various other locations occupy approximately an aggregate of 3,320,000 sq. ft. of space under leases with varying expiration dates.

International

      The Company's international subsidiaries in Australia, Austria, Belgium, Brazil, Bulgaria, Canada, China, Croatia, the Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Norway, the Philippines, Poland, Portugal, Puerto Rico, Romania, Singapore, the Slovak Republic, South Africa, Spain, Sweden, Taiwan, Thailand and the United Kingdom occupy premises under leases with various expiration dates.

Item 3. Legal Proceedings

      The Company has no material pending legal proceedings, other than ordinary routine litigation incidental to its business.

Item 4. Submission of Matters to a Vote of Security Holders

      A Special Meeting of Shareholders of the Company was held on December 1, 1997 to consider and vote upon a proposal to approve an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock, par value $.50 per share, from 150,000,000 to 300,000,000 to allow the Company to issue additional shares for a two-for-one stock split in the form of a dividend declared by the Board of Directors in September 1997 contingent upon shareholder approval, among other corporate purposes. The proposal was approved with 70,083,831 affirmative votes being cast, 179,029 negative votes being cast and 97,104 abstentions.

      No other matters were submitted to a vote of security holders during the last quarter of 1997.

Executive Officers of the Company

      The individuals named below are Executive Officers of the Company and, except as indicated below, have held their current positions during the last five years:

         Name                          Position                              Age
        ------                         --------                             ----
Bruce Crawford.......  Chairman of Omnicom Group                             69
John D. Wren.........  Chief Executive Officer & President of
                         Omnicom Group and Chairman & Chief Executive
                         Officer of Diversified Agency Services              45
Fred J. Meyer .......  Chief Financial Officer of Omnicom Group              67
Dennis E. Hewitt.....  Treasurer of Omnicom Group                            53
Barry J. Wagner......  Secretary & General Counsel of Omnicom Group          57
Jonathan E. Ramsden..  Controller of Omnicom Group                           33
Allen Rosenshine.....  Chairman & Chief Executive Officer of
                         BBDO Worldwide                                      59
James A. Cannon .....  Vice Chairman & Chief Financial Officer
                         of BBDO Worldwide                                   59
Keith L. Reinhard....  Chairman & Chief Executive Officer of
                         DDB Needham Worldwide                               63
William G. Tragos....  Chairman & Chief Executive Officer of
                         TBWA International                                  63

      John D. Wren was appointed Chief Executive Officer of the Company effective January 1, 1997, succeeding Bruce Crawford in the position. Mr. Wren was appointed President of the Company and Chairman of Diversified Agency Services in September 1995. Mr. Wren was appointed Chief Executive Officer of Diversified Agency Services in May 1993. Mr. Wren had served as President of Diversified Agency Services since February 1992, having previously served as its Executive Vice President and General Manager.

      Fred J. Meyer joined the Company in April 1988 as Chief Financial Officer. Mr. Meyer was previously Senior Vice President and Chief Financial Officer of CBS Inc.

      Dennis E. Hewitt was promoted to Treasurer of the Company in January 1994. Mr. Hewitt joined the Company in May 1988 as Assistant Treasurer.

      Barry J. Wagner was promoted to Secretary and General Counsel of the Company in May 1995. Mr. Wagner was previously Assistant Secretary of the Company.

      Jonathan E. Ramsden was promoted to Controller of the Company in June 1996. Mr. Ramsden joined the Company in March 1996 after nine years with Arthur Andersen.

      Similar information with respect to the remaining Executive Officers of the Company, who are all directors of the Company, can be found in the Company's definitive proxy statement expected to be filed April 6, 1998.

      The Executive Officers of the Company are elected annually following the annual meeting of the shareholders of their respective employers.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Price Range of Common Stock and Dividend History

      The Company's Common Stock is listed on the New York Stock Exchange under the symbol "OMC". The table below shows the range of reported last sale prices on the New York Stock Exchange Composite Tape for the Company's common stock for the periods indicated and the dividends paid per share on the common stock for such periods; the reported last sales price on March 16, 1998 was $453/16. All sales prices and per share amounts give effect to the two-for-one stock split completed in December 1997.

                                                                  Dividends Paid
                                                                   Per Share of
                                          High        Low          Common Stock
                                          -----      -----         -------------
 1996
      First Quarter.....................  22 1/2      17 13/16         .0875
      Second Quarter....................  23 1/4      20 1/8           .0875
      Third Quarter.....................  23 7/8      19 9/16          .10
      Fourth Quarter....................  25 3/4      22               .10
 1997
      First Quarter.....................  26 7/16     22 5/16          .10
      Second Quarter....................  32 1/8      23 15/16         .10
      Third Quarter.....................  37 1/8      31 1/32          .125
      Fourth Quarter....................  42 3/8      33               .125

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

      On February 3, 1998 the Board of Directors declared a regular quarterly dividend of $0.125 per share of common stock, payable April 2, 1998 to holders of record on March 13, 1998.

      Approximate Number of Equity Security Holders

                                                      Approximate Number of
                                                          Record Holders
       Title of Class                                    on March 16, 1998
       --------------                                 ----------------------
Common Stock, $.50 par value.........................         3,365
Preferred Stock, $1.00 par value ....................          None

Item 6. Selected Financial Data

      The following table sets forth selected financial data of the Company and should be read in conjunction with the consolidated financial statements which begin on page F-1. All per share amounts give effect to the two-for-one stock split completed in December 1997.

                                                   (Dollars in Thousands Except Per Share Amounts)
                                        --------------------------------------------------------------------
                                             1997         1996          1995          1994          1993
                                         ------------ ------------  ------------  ------------  ------------
For the year:
   Commissions and fees................   $3,124,813     $2,641,667    $2,257,536   $1,907,795    $1,688,960
   Income before change
      in accounting principles.........      222,415        176,329       139,955      111,495        65,568
   Net income .........................      222,415        176,329       139,955       83,486        65,568
   Earnings per common share before
      change in accounting principles:
      Basic............................         1.40           1.17          0.95         0.80          0.52
      Diluted..........................         1.37           1.12          0.93         0.77          0.51
   Cumulative effect of change in
      accounting principles:
      Basic............................           --             --            --        (0.20)           --
      Diluted..........................           --             --            --        (0.20)           --
   Earnings per common share after
      change in accounting principles:
      Basic............................         1.40           1.17          0.95         0.60          0.52
      Diluted..........................         1.37           1.12          0.93         0.59          0.51
Dividends declared per common
      share............................         0.45          0.375          0.33         0.31          0.31
At year end:
   Total assets........................    4,965,743      4,055,943     3,527,677    3,040,211     2,465,408
   Long-term obligations:
      Long-term debt...................      341,665        204,744       290,379      199,487       301,044
      Deferred compensation and
        other liabilities..............      114,668        124,739       122,623      150,291       113,197

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      In 1997, domestic revenues from commissions and fees increased 16.8 percent. The effect of acquisitions, net of divestitures, accounted for a 2.7 percent increase. The remaining 14.1 percent increase was due to the growth of existing businesses, including net new business gains and higher net spending from existing clients.

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

      In 1997, international revenues increased 19.9 percent. The effect of acquisitions, net of divestitures, accounted for a 16.2 percent increase in international revenues. Changes in the foreign exchange value of the U.S. dollar decreased international revenues by 10.3 percent. The remaining 14.0 percent increase was due to the growth of existing businesses, including net new business gains and higher net spending from existing clients.

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

      In 1997, worldwide operating expenses increased 17.5 percent. Acquisitions, net of divestitures during the year, accounted for a 7.9 percent increase in worldwide operating expenses. Changes in the foreign exchange value of the U.S. dollar decreased worldwide operating expenses by 4.7 percent. The remaining 14.3 percent increase was caused by normal salary increases and growth in out-of-pocket expenditures to service the increased revenue base. Net foreign exchange gains did not significantly impact operating expenses for the year.

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

      In 1995, worldwide operating expenses increased 17.4 percent. Acquisitions, net of divestitures during the year, accounted for a 3.9 percent increase in worldwide operating expenses. The weakening of the U.S. dollar increased worldwide operating expenses by 3.2 percent. The remaining 10.3 percent increase was caused by normal salary increases and growth in out-of-pocket expenditures to service the increased revenue base. Net foreign exchange gains did not significantly impact operating expenses for the year.

      Net interest expense in 1997 increased $1.0 million. The effect of higher average borrowings during the year, resulting in part from the issuance of the 4 1/4% Convertible Subordinated Debentures, was offset by the effect of higher average amounts of cash and marketable securities invested during the year.

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

      In 1997, the effective tax rate increased to 41.0 percent. This increase primarily reflects higher tax rates at the Company's international subsidiaries.

      In 1996, the effective tax rate increased to 40.5 percent. This increase reflects an increase in the effective rate of state and local taxes.

      In 1995, the effective tax rate decreased to 40.1 percent. The decrease reflects a reduction in the effect of nondeductible goodwill amortization and a decrease in the effective rate of state and local taxes.

      In 1997, consolidated net income increased 26.1 percent. This increase was the result of revenue growth, margin improvement, and an increase in equity income, partially offset by an increase in minority interest expense. Operating margin, which excludes net interest expense, increased to 12.9 percent in 1997 from 12.4 percent in 1996 as a result of greater growth in commission and fee revenue than the growth in operating expenses. The increase in equity income was primarily due to greater profits earned by the Company's existing equity affiliates. The increase in minority interest expense was caused by higher earnings from companies in which minority interests exist and additional
minority  interests  resulting  from  acquisitions.   In  1997,  the  impact  of
acquisitions, net of divestitures, resulted in a 16.0 percent increase in consolidated net income, while changes in the foreign exchange value of the U.S. dollar decreased consolidated net income by 5.0 percent.

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

      In 1995, consolidated net income increased 25.5 percent compared to 1994 consolidated net income before the adoption of SFAS 112. This increase was the result of revenue growth, margin improvement, and an increase in equity income, partially offset by an increase in minority interest expense. Operating margin, increased to 12.0 percent in 1995 from 11.3 percent in 1994 as a result of greater growth in commission and fee revenue than the growth in operating expenses. The increase in equity income was primarily due to increased earnings of the Company's existing equity affiliates. The increase in minority interest expense was caused by higher earnings from companies in which minority interests exist. In 1995, the impact of divestitures, net of acquisitions, resulted in a
4.4 percent decrease in consolidated net income, while the weakening of the U.S. dollar against several international currencies increased consolidated net income by 3.4 percent.

      The Company anticipates relatively favorable growth rates in its domestic and international markets.

      At December 31, 1997, accounts receivable less allowance for doubtful accounts, increased by $353.1 million from December 31, 1996. At December 31, 1997, accounts payable and other accrued liabilities increased by $525.2 million and $108.6 million, respectively, from December 31, 1996. These increases were primarily due to an increased volume of activity resulting from business growth and acquisitions during the year and, in the case of accounts payable, differences in the timing of payments to media and other suppliers in 1997 as compared to 1996.

      Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for
Postemployment Benefits". The cumulative after tax effect of the adoption of this statement decreased net income by $28.0 million.

      The Company's international operations are subject to the risk of currency exchange rate fluctuations. This risk is generally limited to the net income of the operations as the revenues and expenses of the operations are generally denominated in the same currency. The Company or its international operations may in some cases enter into hedging transactions to minimize the risk of adverse currency exchange rate fluctuations on the net income of the operation. The Company's major international markets are the United Kingdom, Germany, France, the Netherlands, Canada, Spain, Brazil, and Australia. The Company's operations are also subject to the risk of interest rate fluctuations.

      As part of managing the Company's exposures to currency exchange and market interest rates, the Company periodically enters into derivative financial instruments. Derivative financial instruments are subject to market and counterparty risk. Market risk is the potential for loss resulting from changes in market conditions. The Company periodically determines the potential loss from market risk by performing a value-at-risk computation. Value-at-risk uses a statistical model that utilizes historic currency exchange and interest rate data to measure the potential impact on future earnings of the Company's existing portfolio of derivative financial instruments. The value-at-risk analysis performed on the Company's December 31, 1997 portfolio of derivative financial instruments indicated that the risk of loss was immaterial. Counterparty risk arises from the inability of a counterparty to meet its obligations. In order to minimize counterparty risk, the Company only enters into derivative contracts with major well-known banks that have credit ratings equal to or better than the Company's.

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

      At December 31, 1997 and 1996, the Company had forward foreign exchange contracts outstanding with an aggregate notional principal amount of $584 million and $301 million, respectively, most of which were denominated in the Company's major international market currencies. These contracts predominantly hedge certain of the Company's intercompany receivables and payables which are recorded in a currency different from that in which they will settle. The terms of these contracts are generally three months or less.

      At December 31, 1997 and 1996, the Company had no other derivative contracts outstanding.

Year 2000 Issue

      The Year 2000 issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Accordingly, any of the computer programs utilized by the Company, that have date sensitive software may cause system failures or miscalculations if data entry of "00" is recognized as a date other than 2000.

      The Company has determined that it is required to modify portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company is dependent on third-party computer systems and applications, particularly with respect to such critical tasks as accounting, billing and buying, planning and paying for media, as well as on its own computer systems and internally developed applications. The Company intends to modify or replace all affected systems for compliance, and is also monitoring the adequacy of the processes and progress of third-party vendors of systems that may be affected by the Year 2000 issue. The Company believes that with upgrades or modifications to existing software and conversion to new software, the impact of the Year 2000 issue can be overcome. However, if such upgrades, modifications and conversions are not made, or are not made in a timely manner, the Year 2000 issue could have a material impact on the Company's operations.

      The Company will utilize both internal and external resources to reprogram, or replace, and test software for Year 2000 compliance. The Company has a team of managers dedicated to addressing Year 2000 compliance for the Company, clients and vendors. The costs of the project have not yet been determined but are not expected to have a material adverse effect on the Company. Amounts incurred are expected to be expensed as incurred, unless new software is purchased which will be capitalized. The Company has not incurred significant costs to date.

Capital Resources and Liquidity

      Cash and cash equivalents increased $46.2 million during 1997 to $556.4 million at December 31, 1997. The Company's positive net cash flow provided by operating activities was maintained, in part, by a continued favorable relationship between the collection of accounts receivable and the payment of obligations to media and other suppliers. After annual cash outlays for dividends paid to shareholders and minority interests and the repurchase of the Company's common stock for employee programs, the balance of the cash flow, together with the proceeds from issuance of debt obligations, was used to fund acquisitions, make capital expenditures and repay debt obligations.

      On January 3, 1997, the Company issued $218.5 million of 4 1/4% Convertible Subordinated Debentures with a scheduled maturity in 2007. The debentures are convertible into common stock of the Company at a conversion price of $31.50 per share subject to adjustment in certain events. Debenture holders have the right to require the Company to redeem the debentures on January 3, 2003 at a price of 112.418%, or upon the occurrence of a Fundamental Change, as defined in the indenture agreement, at the prevailing redemption price. The Company may redeem the debentures, as a whole or in part, on or after December 29, 2000 initially at 108.324% and at increasing prices thereafter to 112.418% until January 2, 2003, and 100% thereafter. Unless the debentures are redeemed, repaid or converted prior thereto, the debentures will mature on January 3, 2007 at their principal amount.

      On July 12, 1996, the Company issued a Notice of Redemption for the outstanding 4.5%/6.25% Step-Up Convertible Subordinated Debentures issued on September 1, 1993 with a scheduled maturity in 2000. Prior to the September 5, 1996 redemption date, the debenture holders elected to convert all of their outstanding debentures into common stock of the Company at a conversion price of $13.72 per common share.

      On March 1, 1996, the Company issued Deutsche Mark 100 million Floating Rate Bonds (approximately $68 million at the March 1, 1996 exchange rate) due March 1, 1999. The bonds are unsecured, unsubordinated obligations of the Company and bear interest at a per annum rate equal to Deutsche Mark three month LIBOR plus 0.375%.

      On January 4, 1995, an indirect wholly-owned subsidiary of the Company issued Deutsche Mark 200 million Floating Rate Bonds due January 5, 2000. The bonds are unsecured, unsubordinated obligations of the issuer and are unconditionally and irrevocably guaranteed by the Company. The bonds bear interest at a per annum rate equal to Deutsche Mark three month LIBOR plus 0.65%. On August 18, 1997 and October 1, 1997,

Deutsche Mark 69 million and Deutsche Mark 20 million, respectively, of the Deutsche Mark 200 million Floating Rate Bonds were repurchased.

      The Company maintains relationships with a number of banks worldwide, which have extended unsecured committed lines of credit in amounts sufficient to meet the Company's cash needs. At December 31, 1997, the Company had $509 million in such unsecured committed lines of credit, comprised of a $360 million, five year revolving credit agreement expiring June 30, 2001, and $149 million in lines of credit, principally outside of the United States. Of the $509 million in unsecured committed lines, $14 million were used at December 31, 1997.

      On February  20, 1998,  the Company  amended and restated the $360 million revolving credit agreement originally entered into in 1996. The amended and restated $500 million revolving credit agreement is with a consortium of banks and expires on June 30, 2003. Management believes the aggregate lines of credit available to the Company are adequate to support its short-term cash requirements for dividends, capital expenditures and maintenance of working capital.

      On January 6, 1998, the Company issued $230.0 million of 2 1/4% Convertible Subordinated Debentures with a scheduled maturity in 2013. The debentures are convertible into common stock of the Company at a conversion price of $49.83 per share subject to adjustment in certain events. Debenture holders have the right to require the Company to redeem the debentures on January 6, 2004 at a price of 118.968%, or upon the occurrence of a Fundamental Change, as defined in the indenture agreement, at the prevailing redemption price. The Company may redeem the debentures, as a whole or in part, on or after December 31, 2001 initially at 112.841% and at increasing prices thereafter to 118.968% until January 6, 2004, and 100% thereafter. Unless the debentures are redeemed, repaid, or converted prior thereto, the debentures will mature on January 6, 2013 at their principal amount. The proceeds of this issuance will be used for general corporate purposes, including working capital.

      On March 4, 1998, the Company issued 4,000,000 shares of common stock for aggregate proceeds before expenses of $171.4 million. The proceeds of this issuance will be used for general corporate purposes, including the funding of the acquisition of The GGT Group plc.

      The Company anticipates that the year end cash position, together with future cash flows from operations, funds available under existing credit facilities (including the 2 1/4% Convertible Subordinated Debentures) and the proceeds from the issuance of 4,000,000 shares of common stock in March 1998 will be adequate to meet its long-term cash requirements as presently contemplated.

Item 8. Financial Statements and Supplementary Data

      The financial statements and supplementary data required by this item appear beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Information with respect to the directors of the Company and compliance with Section 16 rules is incorporated by reference to the Company's definitive proxy statement expected to be filed by April 6, 1998. Information regarding the Company's executive officers is set forth in Part I of this Form 10-K.

Item 11. Executive Compensation

      Incorporated by reference to the Company's definitive proxy statement expected to be filed by April 6, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference to the Company's definitive proxy statement expected to be filed by April 6, 1998.

Item 13. Certain Relationships and Related Transactions

      Incorporated by reference to the Company's definitive proxy statement expected to be filed by April 6, 1998.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                            Page
                                                                            ----

(a)1. Financial Statements:
      Report of Management................................................   F-1
      Report of Independent Public Accountants............................   F-2
      Consolidated Statements of Income for the three years
         ended December 31, 1997..........................................   F-3
      Consolidated Balance Sheets at December 31, 1997 and 1996...........   F-4
      Consolidated Statements of Shareholders' Equity for the three years
         ended December 31, 1997..........................................   F-5
      Consolidated Statements of Cash Flows for the three years
         ended December 31, 1997..........................................   F-6
      Notes to Consolidated Financial Statements..........................   F-7
      Quarterly Results of Operations (Unaudited).........................  F-20

   2. Financial Statement Schedules:

      Schedule II--Valuation and Qualifying Accounts (for the three years
         ended December 31, 1997).........................................   S-1
      All other schedules are omitted because they are not applicable.

   3. Exhibits:

      (3)(i) Articles of Incorporation (as amended on December 4, 1997 and as restated for filing purposes), filed as Exhibit 4.1 to Omnicom Group Inc.'s Registration Statement No. 333-46303, are incorporated herein by reference.

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

      4.5 Indenture dated January 3, 1997 between the Registrant and The Chase Manhattan Bank, as trustee, in connection with the issuance of 4 1/4% Convertible Subordinated Debentures due 2007 filed as Exhibit 4.2 to Omnicom Group Inc.'s Form S-3 Registration Statement No. 333-22589, is incorporated herein by reference.

      4.6           Form of Debentures  (included in Exhibit 4.5 above) filed as
                    Exhibit 4.3 to Omnicom Group Inc.'s Form S-3 Registration Statement No. 333-22589, is incorporated herein by reference.

      4.7 Registration Rights Agreement dated January 3, 1997 between the Registrant and Morgan Stanley & Co. Incorporated related to the Registrant's 4 1/4% Convertible Subordinated Debentures due 2007 filed as Exhibit 4.4 to Omnicom Group Inc.'s Form S-3 Registration Statement No. 333-22589, is incorporated herein by reference.

      4.8 Indenture dated January 6, 1998, between the Registrant and The Chase Manhattan Bank, as trustee, in connection with the issuance of 2 1/4% Convertible Subordinated Debentures due 2013 filed as Exhibit 4.1 to Omnicom Group Inc.'s Report on Form 8-K dated January 20, 1998, is incorporated herein by reference.

      4.9           Form of Debentures  (included in Exhibit 4.8 above) filed as
                    Exhibit 4.2 to Omnicom Group Inc.'s Report on Form 8-K dated January 20, 1998, is incorporated herein by reference.

      4.10 Registration Rights Agreement dated January 6, 1998, between the Registrant and Morgan Stanley & Co. Incorporated related to the Registrant's 2 1/4% Convertible Subordinated Debentures due 2013 filed as Exhibit 4.3 to Omnicom Group Inc.'s Report on Form 8-K dated January 20, 1998 is incorporated herein by reference.

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

      10.4 Amendment to Registrant's Profit-Sharing Retirement Plan listed as Exhibit 10.3 above, adopted February 4, 1991, filed as Exhibit 10.28 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1990, is incorporated herein by reference.

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

      10.12 Copy of Deferred Compensation Agreement dated October 12, 1984, between William G. Tragos and TBWA Chiat/Day Inc. (then known as TBWA Advertising Inc.), filed as Exhibit
                    10.14 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

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

      10.15 Copy of Amendment No. 1 dated December 27, 1996, to the Omnicom $360,000,000 Credit Agreement dated May 10, 1996, listed as Exhibit 10.14 above, filed as Exhibit 10.15 to Omnicom Group Inc.'s Annual Report on Form 10K for the year ended December 31, 1996, is incorporated herein by reference.

      10.16 Copy of $500,000,000 Amended and Restated Credit Agreement, dated as of May 10, 1996 amended and restated as of February 20, 1998, between Omnicom Finance Inc., Omnicom Finance Limited, ABN AMRO Bank N.V., Chase Securities Inc. and the financial institutions party thereto.

      (21)          Subsidiaries of the Registrant.

      (23)          Consents of Experts and Counsel.

      23.1          Consent of Arthur Andersen LLP.

      (24)          Powers  of  Attorney  from  Bernard   Brochand,   Robert  J.
                    Callander,  James A. Cannon,  Leonard S. Coleman, Jr., Susan
                    S. Denison, John R. Murphy, John R. Purcell, Keith L. Reinhard, Allen Rosenshine, Gary L. Roubos, Quentin I. Smith, Jr., William G. Tragos and Egon P. S. Zehnder.

      (27)          Financial Data Schedule (filed in electronic format only).

(b) Reports on Form 8-K:

      No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1997.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               OMNICOM GROUP INC.
Date: March 24, 1998
                                               By:    /s/ FRED J. MEYER
                                                  -----------------------------
                                                          Fred J. Meyer
                                                     Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                Date
              ---------                          -----                ----

         /s/ BRUCE CRAWFORD              Chairman and Director    March 24, 1998
-------------------------------------
            (Bruce Crawford)

         /s/ JOHN D. WREN               Chief Executive Officer   March 24, 1998
-------------------------------------  and President and Director
            (John D. Wren)

         /S/ FRED J. MEYER               Chief Financial Officer  March 24, 1998
-------------------------------------
            (Fred J. Meyer)

     /S/ JONATHAN E. RAMSDEN             Controller (Principal    March 24, 1998
-------------------------------------     Accounting Officer)
        (Jonathan E. Ramsden)

        /s/ BARRY J. WAGNER                   Secretary and       March 24, 1998
-------------------------------------        General Counsel
           (Barry J. Wagner)

        /s/ BERNARD BROCHAND*                    Director         March 24, 1998
-------------------------------------
           (Bernard Brochand)

       /s/ ROBERT J. CALLANDER*                  Director         March 24, 1998
-------------------------------------
          (Robert J. Callander)

        /s/ JAMES A. CANNON*                     Director         March 24, 1998
-------------------------------------
           (James A. Cannon)

    /s/ LEONARD S. COLEMAN, JR.*                 Director         March 24, 1998
-------------------------------------
       (Leonard S. Coleman, Jr.)

        /s/ SUSAN S. DENISON*                    Director         March 24, 1998
-------------------------------------
           (Susan S. Denison)

         /s/ JOHN R. MURPHY*                     Director         March 24, 1998
-------------------------------------
            (John R. Murphy)

        /s/ JOHN R. PURCELL*                     Director         March 24, 1998
-------------------------------------
           (John R. Purcell)

       /s/ KEITH L. REINHARD*                    Director         March 24, 1998
--- ----------------------------------
          (Keith L. Reinhard)

        /s/ ALLEN ROSENSHINE*                    Director         March 24, 1998
-------------------------------------
           (Allen Rosenshine)

        /s/ GARY L. ROUBOS*                      Director         March 24, 1998
-------------------------------------
           (Gary L. Roubos)

      /s/ QUENTIN I. SMITH, JR.*                 Director         March 24, 1998
-------------------------------------
         (Quentin I. Smith, Jr.)

       /s/ WILLIAM G. TRAGOS*                    Director         March 24, 1998
-------------------------------------
          (William G. Tragos)

       /s/ EGON P.S. ZEHNDER*                    Director         March 24, 1998
-------------------------------------
          (Egon P.S. Zehnder)

*By         BARRY J. WAGNER
-------------------------------------
            Barry J. Wagner
           Attorney-in-fact

                              REPORT OF MANAGEMENT

      The management of Omnicom Group Inc. is responsible for the integrity of the financial data reported by the Company and its subsidiaries. Management uses its best judgment to ensure that the financial statements present fairly, in all material respects, the consolidated financial position and results of operations of Omnicom Group Inc. and subsidiaries. These financial statements have been prepared in accordance with generally accepted accounting principles.

      The system of internal controls of the Company, augmented by a program of internal audits, is designed to provide reasonable assurance that assets are safeguarded and records are maintained to substantiate the preparation of accurate financial information. Underlying this concept of reasonable assurance is the premise that the cost of control should not exceed the benefits derived therefrom.

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


             JOHN D. WREN                                FRED J. MEYER
---------------------------------------        ---------------------------------
             John D. Wren                                 Fred J. Meyer
 Chief Executive Officer and President              Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
  Shareholders of Omnicom Group Inc.:

      We have audited the accompanying consolidated balance sheets of Omnicom Group Inc. (a New York corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omnicom Group Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

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

                                                        ARTHUR ANDERSEN LLP


New York, New York
February 18, 1998 (except for Note 14
as to which the date is March 24, 1998)

                       OMNICOM GROUP INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                              Years Ended December 31,
                                              (Dollars in Thousands
                                             Except Per Share Data)
                                  -----------------------------------------
                                     1997            1996            1995
                                     ----            ----            ----
COMMISSIONS AND FEES ..........   $ 3,124,813    $ 2,641,667    $ 2,257,536

OPERATING EXPENSES:
   Salaries and Related
      Costs ...................     1,835,118      1,555,553      1,305,087
   Office and General
      Expenses................        886,149        759,541        681,544
                                  -----------    -----------    -----------
                                    2,721,267      2,315,094      1,986,631
                                  -----------    -----------    -----------

OPERATING PROFIT ..............       403,546        326,573        270,905

NET INTEREST EXPENSE:
   Interest and Dividend
      Income...................       (20,811)       (12,725)       (15,019)
   Interest Paid or Accrued ...        43,112         34,067         43,271
                                  -----------    -----------    -----------
                                       22,301         21,342         28,252
                                  -----------    -----------    -----------

INCOME BEFORE INCOME TAXES ....       381,245        305,231        242,653

INCOME TAXES ..................       156,484        123,639         97,386
                                  -----------    -----------    -----------

INCOME AFTER INCOME TAXES .....       224,761        181,592        145,267
EQUITY IN AFFILIATES ..........        30,089         20,510         20,828
MINORITY INTERESTS ............       (32,435)       (25,773)       (26,140)
                                  -----------    -----------    -----------
NET INCOME ....................   $   222,415    $   176,329    $   139,955
                                  ===========    ===========    ===========
NET INCOME PER COMMON SHARE:
   Basic ......................   $      1.40    $      1.17    $      0.95
   Diluted ....................   $      1.37    $      1.12    $      0.93

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   A S S E T S
                                                            December 31,
                                                       (Dollars in Thousands)
                                                    ---------------------------
                                                         1997           1996
                                                         ----           ----
CURRENT ASSETS:
    Cash and cash equivalents .....................  $   556,436    $   510,267
    Investments available-for-sale, at market,
         which approximates cost ..................       87,668         12,841
    Accounts receivable, less allowance for
        doubtful accounts of $32,190 and $25,642
        (Schedule II) .............................    1,908,532      1,555,411
    Billable production orders in process,
        at cost ..................................       183,145        156,667
    Prepaid expenses and other current assets .....      252,617        189,799
                                                     -----------    -----------
    Total Current Assets ..........................    2,988,398      2,424,985
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
   at cost, less accumulated depreciation and
   amortization of $336,926 and $301,102 ..........      239,667        221,655
INVESTMENTS IN AFFILIATES .........................      281,264        223,918
INTANGIBLES, less accumulated amortization of
   $235,257 and $198,880 ..........................    1,234,539      1,000,312
DEFERRED TAX BENEFITS .............................       68,086         79,828
DEFERRED CHARGES AND OTHER ASSETS .................      153,789        105,245
                                                     -----------    -----------
                                                     $ 4,965,743    $ 4,055,943
                                                     ===========    ===========

      L I A B I L I T I E S   A N D  S H A R E H O L D E R S'  E Q U I T Y
CURRENT LIABILITIES:
    Accounts payable ..............................  $ 2,595,255    $ 2,070,026
    Current portion of long-term debt .............        3,358          4,160
    Bank loans ....................................       14,314          4,612
    Advance billings ..............................      185,591        151,539
    Accrued taxes on income .......................       80,489         66,409
    Other accrued taxes ...........................       93,390         72,424
    Other accrued liabilities .....................      586,342        477,753
    Dividends payable .............................       20,246         16,153
                                                     -----------    -----------
    Total Current Liabilities .....................    3,578,985      2,863,076
                                                     -----------    -----------
LONG-TERM DEBT ....................................      341,665        204,744
DEFERRED COMPENSATION AND OTHER LIABILITIES .......      114,668        124,739
MINORITY INTERESTS ................................       63,686         62,706
COMMITMENTS AND CONTINGENT LIABILITIES (Note 10)
SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value, 7,500,000
        shares authorized, none issued ............         --             --
    Common stock, $.50 par value, 300,000,000
        shares authorized, 173,836,221 and
        172,577,014 shares issued in 1997
        and 1996, respectively ....................       86,918         86,289
    Additional paid-in capital ....................      533,412        511,366
    Retained earnings .............................      555,038        419,072
    Unamortized restricted stock ..................      (46,745)       (39,445)
    Cumulative translation adjustment .............      (47,947)         3,490
    Treasury stock, at cost, 11,721,122
        and 11,719,872 shares in 1997 and
        1996, respectively ........................     (213,937)      (180,094)
                                                     -----------    -----------
        Total Shareholders' Equity ................      866,739        800,678
                                                     -----------    -----------
                                                     $ 4,965,743    $ 4,055,943
                                                     ===========    ===========

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       OMNICOM GROUP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       Three Years Ended December 31, 1997
                             (Dollars in Thousands)

                                                                                      Unamort-
                                            Common Stock      Additional               ized     Cumulative                Total
                                       ---------------------    Paid-in    Retained  Restricted Translation  Treasury  Shareholders'
                                       Shares       Par Value   Capital    Earnings    Stock     Adjustment    Stock      Equity
                                       -------    ----------   ---------   --------  ---------   ----------   -------    --------
Balance December 31, 1994............  158,524,464    $79,262   $342,139   $207,488   $(25,631)  $(28,254)  $(106,838)  $468,166

Net income...........................                                       139,955                                      139,955

Dividends declared...................                                       (47,739)                                     (47,739)

Amortization of restricted shares ...                                                   10,713                            10,713

Share transactions under employee
  stock plans.........................   1,161,488        581      7,914               (15,821)                17,111      9,785

Shares issued for acquisitions ......                              1,009                                        2,659      3,668

Cumulative translation adjustment ...                                                               1,613                  1,613

Repurchases of shares................                                                                         (34,654)   (34,654)

Balance December 31, 1995,             -----------   --------   --------   --------   --------   --------   ---------   --------
  as previously reported.............  159,685,952     79,843    351,062    299,704    (30,739)   (26,641)   (121,722)   551,507

Pooling of interests adjustment .....    2,413,706      1,207      5,082        436                                        6,725

Balance January 1, 1996,               -----------   --------   --------   --------   --------   --------   ---------   --------
   as restated ......................  162,099,658     81,050    356,144    300,140    (30,739)   (26,641)   (121,722)   558,232

Net income...........................                                       176,329                                      176,329

Dividends declared...................                                       (57,397)                                     (57,397)

Amortization of restricted shares ...                                                   13,895                            13,895

Share transactions under employee
  stock plans........................                              7,329               (22,601)                26,893     11,621

Shares issued for acquisitions ......                              9,382                                       17,808     27,190

Conversion of 4.5%/6.25% Step-Up
  Debentures.........................   10,477,356      5,239    138,511                                                 143,750

Cumulative translation adjustment ...                                                              30,131                 30,131

Repurchases of shares................                                                                        (103,073)  (103,073)

Balance December 31, 1996,             -----------   --------   --------   --------   --------   --------   ---------   --------
  as  previously reported............  172,577,014     86,289    511,366    419,072    (39,445)     3,490    (180,094)   800,678

Pooling of interests adjustments ....    1,088,974        544       (492)   (14,735)                                     (14,683)
                                       -----------   --------   --------   --------   --------   --------   ---------   --------
Balance January 1, 1997,
  as restated .......................  173,665,988     86,833    510,874    404,337    (39,445)     3,490    (180,094)   785,995

Net income...........................                                       222,415                                      222,415

Dividends declared...................                                       (71,714)                                     (71,714)

Amortization of restricted shares ...                                                   17,311                            17,311

Share transactions under employee
  stock plans........................                             16,321               (24,611)                35,606     27,316

Shares issued for acquisitions ......      170,233         85      6,217                                          313      6,615

Cumulative translation adjustment ...                                                             (51,437)               (51,437)

Repurchases of shares................                                                                         (69,762)   (69,762)
                                       -----------   --------   --------   --------   --------   --------   ---------   --------
Balance December 31, 1997............  173,836,221   $ 86,918   $533,412   $555,038   $(46,745)  $(47,947)  $(213,937)  $866,739
                                       ===========   ========   ========   ========   ========   ========   =========   ========

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Years Ended December 31,
                                                                          (Dollars in Thousands)
                                                                   ------------------------------------
                                                                      1997         1996          1995
                                                                   ---------    ---------    ----------
Cash Flows From Operating Activities:
Net income .....................................................   $ 222,415    $ 176,329    $ 139,955
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of tangible assets .........      63,837       50,970       45,879
      Amortization of intangible assets ........................      39,036       34,849       28,250
      Minority interests .......................................      32,435       25,773       26,140
      Earnings of affiliates in excess of dividends received ...     (15,654)      (5,068)      (5,682)
      Decrease (increase) in deferred tax benefits .............      15,629       (4,081)       2,400
      Provisions for losses on accounts receivable .............       9,981        7,911        6,024
      Amortization of restricted shares ........................      17,311       13,895       10,713
      (Increase) decrease in accounts receivable ...............    (381,811)      31,511     (259,560)
      Increase in billable production ..........................     (27,209)     (20,546)     (22,442)
      Increase in other current assets .........................     (45,893)     (21,132)      (7,040)
      Increase in accounts payable .............................     569,522      243,885      180,850
      Increase (decrease) in other accrued liabilities .........     123,053      (68,426)     107,087
      Increase (decrease) in accrued taxes on income ...........      10,374       20,718      (12,808)
     (Increase) decrease in advances to affiliates .............     (29,652)       2,151        4,951
     (Increase) decrease in deferred charges and other assets ..     (42,365)      10,869       14,812
      Other ....................................................     (27,253)      (5,583)     (32,940)
                                                                   ---------    ---------    ---------
Net Cash Provided by Operating Activities ......................     533,756      494,025      226,589
                                                                   ---------    ---------    ---------
Cash Flows From Investing Activities:
   Capital expenditures ........................................     (76,172)     (48,777)     (49,568)
   Purchases of equity interests in subsidiaries
      and affiliates, net of cash acquired .....................    (334,941)    (178,861)    (118,784)
   Sales of equity interests in subsidiaries and affiliates ....       6,705       52,861       15,278
   Purchases of investments available-for-sale and
      other investments ........................................    (112,037)     (14,840)     (14,200)
   Sales of investments available-for-sale
      and other investments ....................................     41,798       25,775       21,496
                                                                   ---------    ---------    ---------
Net Cash Used in Investing Activities ..........................    (474,647)    (163,842)    (145,778)
                                                                   ---------    ---------    ---------
Cash Flows From Financing Activities:
   Net borrowings (repayments) under lines of credit ...........       2,130      (16,114)       6,883
   Proceeds from issuances of debt obligations .................     245,961       78,752      135,162
   Repayment of principal of debt obligations ..................     (81,389)     (20,485)     (67,718)
   Share transactions under employee stock plans ...............      27,316       11,621        5,681
   Dividends and loans to minority stockholders ................     (33,179)     (24,154)     (15,498)
   Dividends paid ..............................................     (67,621)     (54,311)     (45,935)
   Purchase of treasury shares .................................     (69,762)    (103,073)     (34,654)
                                                                   ---------    ---------    ---------
Net Cash Provided by (Used in) Financing Activities ............      23,456     (127,764)     (16,079)
                                                                   ---------    ---------    ---------
   Effect of exchange rate changes on
      cash and cash equivalents................................      (36,396)      (6,151)       7,470
                                                                   ---------    ---------    ---------
Net Increase in Cash and Cash Equivalents ......................      46,169      196,268       72,202
Cash and Cash Equivalents at Beginning of Period ...............     510,267      313,999      241,797
                                                                   ---------    ---------    ---------
Cash and Cash Equivalents at End of Period .....................   $ 556,436    $ 510,267    $ 313,999
                                                                   =========    =========    =========
Supplemental Disclosures:
   Income taxes paid ...........................................   $ 133,797    $ 112,155    $ 109,241
                                                                   =========    =========    =========
   Interest paid ...............................................   $  34,920    $  34,640    $  36,482
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

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies

      Business. Omnicom Group, Inc., through its wholly and partially-owned companies, operates advertising agencies which plan, create, produce and place advertising in various media such as television, radio, newspaper and magazines. Additional services such as marketing consultation, consumer market research, design and production of merchandising and sales promotion programs and materials, direct mail advertising, corporate identification, public relations, and interactive marketing are offered to clients. These services are offered to clients worldwide on a local, national, pan-regional or global basis. Operations cover the major regions of North America, the United Kingdom, Continental Europe, the Middle East, Africa, Latin America, the Far East and Australia.

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

      Restatements and Reclassifications. All amounts presented give effect to a two-for-one stock split in the form of a 100% stock dividend completed in December 1997 and to a prior two-for-one stock split completed in December 1995. During 1995, the Company completed certain acquisitions which were accounted for under the pooling-of-interests method of accounting, as discussed in Note 2. Accordingly, the Company's consolidated financial statements and notes to consolidated financial statements include the operating results of these companies for all periods presented. In addition, certain prior year amounts have been reclassified to conform with the 1997 presentation.

      Investments Available-For-Sale. Investments available-for-sale consist principally of time deposits with financial institutions. These investments are generally redeemed at face value upon maturity and, as such, gains or losses on disposition are immaterial. There are no material unrealized holding gains or losses as of December 31, 1997.

      Billable Production. Billable production orders in process consist principally of costs incurred in producing advertisements and marketing communications for clients. Such amounts are generally billed to clients when costs are incurred for radio and television production and when print production is completed.

      Common Stock. During 1997, a wholly-owned subsidiary of the Company issued securities which are exchangeable into common stock of the Company at the holders' option. Common stock issued at December 31, 1997 includes 170,233 shares of common stock issuable on the exchange of these securities.

      Treasury Stock. The Company accounts for treasury share purchases at cost. The reissuance of treasury shares is accounted for at the average cost. Gains or losses on the reissuance of treasury shares are generally accounted for as additional paid-in capital.

      Foreign Currency Translation. The Company's financial statements were prepared in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Under this method, net transaction gains of $2.1 million, $1.5 million and $0.4 million are included in 1997, 1996 and 1995 net income, respectively.

      Earnings Per Common Share. The Company has adopted the provisions of SFAS No. 128, "Earnings per Share", under which it is required to present basic and diluted earnings per share information. Basic earnings per share is based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share is based on the above, common share equivalents outstanding, and if dilutive, adjusted for the assumed conversion of the Company's Convertible Subordinated Debentures and the assumed increase in net income for the after tax interest cost of these debentures. For the year ended December 31, 1997, the 41/4% Step-Up Convertible Subordinated Debentures were assumed to be

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

converted for the full year. For the year ended December 31, 1996, the 4.5%/6.25% Step-Up Convertible Subordinated Debentures were assumed to be converted through September 5, 1996, when they were converted into common stock. For the year ended December 31, 1995, the 4.5%/6.25% Step-Up Convertible Subordinated Debentures were assumed to be converted for the full year. The number of shares used in the computations were as follows:

                                            1997          1996          1995
                                            ----          ----          ----
Basic EPS computation................   159,418,700   151,329,300   146,570,900
Diluted EPS computation..............   169,483,500   161,383,400   159,228,000

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

      Intangibles. Intangibles represent acquisition costs in excess of the fair value of tangible net assets of purchased subsidiaries. The intangible values associated with the Company's business consist predominantly of two types: the value of the worldwide agency networks and the value of ongoing client relationships. The Company's worldwide agency networks have been operating for an average of over sixty years and intangibles associated with enhancing network value are intended to enhance the long term value of the networks. Client relationships in the advertising industry are typically long term in nature and the Company's largest clients have on average been clients for more than twenty-five years. As such, intangibles are amortized on a straight-line basis principally over a period of forty years. Each year, the intangibles are written down if, and to the extent, they are determined to be impaired. Intangibles are considered to be impaired if the future anticipated undiscounted cash flows arising from the use of the intangibles is less than the net unamortized cost of the intangibles.

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

      The following supplemental schedule summarizes the fair value of non-cash assets acquired, cash paid, common shares issued and the liabilities assumed in connection with the acquisition of equity interests in subsidiaries and affiliates, for each of the three years ended December 31:

                                                   (Dollars in thousands)
                                               1997        1996         1995
                                               ----        ----         ----
Fair value of non-cash assets acquired.....  $462,928    $277,005     $129,425
Cash paid, net of cash acquired............  (334,941)   (178,861)    (118,784)
Common shares issued.......................    (6,615)    (27,190)      (3,668)
                                             --------    --------     --------
Liabilities assumed........................  $121,372    $ 70,954     $  6,973
                                             ========    ========     ========

      During 1996, the Company issued 10,477,356 shares of common stock upon conversion of $143,750,000 of its 4.5%/6.25% Step-Up Convertible Subordinated Debentures.

      Concentration of Credit Risk The Company provides advertising and marketing services to a wide range of clients who operate in many industry sectors around the world. The Company grants credit to all qualified clients, but does not believe it is exposed to any undue concentration of credit risk to any significant degree.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

2. Acquisitions

      In February 1997, the Company completed the acquisitions of Cline Davis & Mann, Inc. and Gavin Anderson & Company (Japan), Inc. Both of these acquisitions were accounted for under the pooling-of-interests method of accounting and, accordingly, the results of operations of Cline Davis & Mann, Inc. and Gavin Anderson & Company (Japan), Inc. have been included in the consolidated financial statements since January 1, 1997. Prior year consolidated financial statements were not restated as the impact on such years was not material. A total of 1,088,974 shares of common stock were issued in connection with these acquisitions.

      In May 1996, the Company completed the acquisition of Ketchum Communications Holdings, Inc. ("Ketchum"). The acquisition was accounted for under the pooling-of-interests method of accounting and accordingly, the results of operations of Ketchum have been included in the consolidated financial statements since January 1, 1996. Prior year consolidated financial statements were not restated as the impact on such years was not material. A total of 2,413,706 shares were issued in connection with this acquisition.

      In August 1995, the Company completed the acquisitions of Ross Roy Communications and Chiat/Day Holdings. Both transactions were accounted for under the pooling-of-interests method of accounting. Due to the aggregate materiality of these acquisitions, the Company's financial statements were restated to include the operating results of Ross Roy Communications and Chiat/Day Holdings for all periods presented. A total of 5,113,292 shares were issued in connection with these acquisitions.

      During 1997, the Company made several other acquisitions within the advertising industry whose aggregate cost, in cash or by issuance of the Company's common stock, totaled $381.9 million for net assets, which included intangible assets of $351.9 million. Due to the nature of the advertising industry, companies acquired generally have tangible net liabilities or minimal tangible net assets. The majority of the purchase price is paid for ongoing client relationships and to enhance the Company's worldwide agency networks and marketing service companies. Included in both figures are contingent payments related to prior year acquisitions totaling $66.0 million. Pro forma combined results of operations of the Company as if these acquisitions had occurred on January 1, 1996 do not materially differ from the reported amounts in the consolidated statements of income for each of the two years in the period ended December 31, 1997.

      Certain acquisitions entered into in 1997 and prior years require payments in future years if certain results are achieved. Formulas for these contingent future payments differ from acquisition to acquisition. Contingent future payments are not expected to be material to the Company's results of operations or financial position.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Bank Loans and Lines of Credit

      Bank loans are primarily comprised of bank overdrafts of international subsidiaries which are treated as loans pursuant to bank agreements. The weighted average interest rate on the borrowings outstanding as of December 31, 1997 and 1996 was 9.9% and 6.6%, respectively. At December 31, 1997 and 1996, the Company had unsecured committed lines of credit aggregating $509 million and $475 million, respectively. The unused portion of credit lines was $495 million and $470 million at December 31, 1997 and 1996, respectively. The lines of credit are generally extended at the banks' lending rates to their most credit worthy borrowers. Compensating balances are not required within the terms of these credit agreements.

      At December 31, 1997 and 1996, the committed lines of credit included $360 million under a revolving credit agreement expiring June 30, 2001. Due to the long term nature of this credit agreement, borrowings under the agreement would be classified as long-term debt. There were no borrowings under this revolving credit agreement at December 31, 1997 and 1996.

      The revolving credit agreement includes a facility for issuing commercial paper backed by a bank letter of credit. During the years ended December 31, 1997, 1996 and 1995, the Company issued commercial paper with an average original maturity of 16, 26 and 31 days, respectively. The Company had no commercial paper borrowings outstanding as of December 31, 1997, 1996 and 1995. The maximum outstanding during the year was $235 million, $230 million and $210 million, in 1997, 1996 and 1995, respectively. The gross amount of issuance and redemption during the year was $2,017 million, $1,710 million and $1,211 million in 1997, 1996 and 1995, respectively.

4. Employee Stock Plans

      Under the terms of the Company's 1987 Stock Plan, as amended (the "1987 Plan"), 26,200,000 shares of common stock of the Company have been reserved for restricted stock awards and non-qualified stock options to key employees of the Company. The remaining number of such reserved shares was 2,912,000 at December 31, 1997.

      Stock Options. As permitted by SFAS No. 123, "Accounting for Stock Based Compensation," the Company intends to continue to apply the accounting provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and to make annual pro forma disclosures of the effect of adopting the fair value method of accounting for employee stock options and similar instruments. During the initial periods of disclosure, the effects on net income may not be representative of the effects in future years due to the transitional provisions included in SFAS No. 123.

      Under the terms of the 1987 Plan, the option price may not be less than 100% of the market value of the stock at the date of the grant. Options become exercisable 30% on each of the first two anniversary dates of the grant date with the final 40% becoming exercisable three years from the grant date.

      A summary of the status of the Company's stock option plan for the three years ended December 31, 1997 is as follows:


                                                             Years Ended December 31,
                                        ------------------------------------------------------------------------
                                                1997                    1996                       1995
                                        ----------------------  ----------------------   -----------------------
                                                   Weighted               Weighted                  Weighted
                                                    Average                Average                  Average
                                        Shares  Exercise Price  Shares  Exercise Price   Shares   Exercise Price
                                        ------   ------------   ------  --------------   ------   --------------
Shares under option,
   beginning of year................   6,757,800   $ 13.16     5,924,800   $ 10.19     4,776,000     $ 8.75
Options granted.....................   1,440,000     24.28     1,880,000     19.80     1,660,000      13.17
Options exercised...................  (1,330,000)     9.45    (1,047,000)     8.26      (511,200)      6.46
                                       ---------               ---------               ---------
Shares under option,
   end of year......................   6,867,800    16.21      6,757,800     13.16     5,924,800      10.19
                                       =========               =========               =========
Options exercisable at
   year-end.........................   3,447,800               3,227,800               3,014,800

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The weighted average fair value of options granted during 1997, 1996 and 1995 was $6.27, $4.65 and $3.40 per option, respectively. The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                       1997             1996            1995
                                       ----             ----            ----
Expected option lives............     5 years        5 years          5 years
Risk free interest rate..........      6.15%      5.64% - 5.99%    5.95% - 7.14%
Expected volatility..............      19.7%      18.8% - 19.5%    20.9% - 25.7%
Dividend yield...................      1.5%           1.7%             2.2%

      Using compensation cost for the Company's stock option plan, determined based on the estimated fair value at the grant date for options granted in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the effect on the Company's net income and income per share would have been as follows:

                                                  Dollars in Thousands
                                                  Except Per Share Data
                                           -------------------------------------
                                              1997           1996         1995
                                              ----           ----         ----
Net income, as reported...................  $222,415       $176,329    $ 139,955
Net income, pro forma.....................   217,260        172,849      138,570

Basic income per share, as reported.......      1.40           1.17         0.95
Basic income per share, pro forma.........      1.36           1.14         0.95

Diluted income per share, as reported.....      1.37           1.12         0.93
Diluted income per share, pro forma.......      1.34           1.10         0.92

      The following table summarizes information about options outstanding and options exercisable at December 31, 1997:

                                          Options Outstanding                       Options Exercisable
                          ------------------------------------------------------------------------------------
                                           Weighted Average
   Range of Exercise           Options         Remaining     Weighted Average    Options       Weighted Average
   Prices (in dollars)       Outstanding   Contractual Life   Exercise Price    Exercisable     Exercise Price
   -------------------       ------------    --------------    --------------- ---------------   --------------
   5.77                         110,000        2 years           $ 5.77           110,000           $ 5.77
   5.81 to 5.88                 230,000        3 years             5.84           230,000             5.84
   5.88                         120,000        4 years             5.88           120,000             5.88
   8.77                         274,000        5 years             8.77           274,000             8.77
   10.02                        459,800        6 years            10.02           459,800            10.02
   12.11                        964,000        7 years            12.11           964,000            12.11
   12.94 to 16.20             1,480,000        8 years            13.20           816,000            13.23
   19.72 to 21.19             1,790,000        9 years            19.80           474,000            19.81
   24.28                      1,440,000       10 years            24.28               --               --
                              ---------                                         ---------
                              6,867,800                                         3,447,800
                              =========                                         =========

      Restricted   Shares.  A  summary  of  changes  in  outstanding  shares  of restricted stock for the three years ended December 31, 1997 is as follows:

                                             Years Ended December 31,
                                     -------------------------------------------
                                       1997            1996             1995
                                       ----            ----             ----
Beginning balance.................   3,315,516       3,294,000        3,128,328
  Amount granted..................   1,105,838       1,136,616        1,224,336
  Amount vested...................  (1,123,882)     (1,030,224)        (980,844)
  Amount forfeited................    (160,122)        (84,876)         (77,820)
                                     ---------       ---------        ---------
Ending balance....................   3,137,350       3,315,516        3,294,000
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

      The charge to operations in connection with these restricted stock awards for the years ended December 31, 1997, 1996 and 1995 amounted to $17.3 million, $13.9 million and $10.7 million, respectively.

5. Segment Reporting

      The Company operates advertising agencies and offers its clients additional marketing services and specialty advertising through its wholly-owned and partially-owned businesses. A summary of the Company's operations by geographic area as of December 31, 1997, 1996 and 1995, and for the years then ended is presented below:

                                                 (Dollars in Thousands)
                                       -----------------------------------------
                                        United
                                        States     International   Consolidated
                                      ----------   -------------   -------------

1997
    Commissions and Fees...........   $1,616,768     $1,508,045       $3,124,813
    Operating Profit ..............      218,647        184,899          403,546
    Net Income ....................      124,732         97,683          222,415
    Identifiable Assets............    2,091,832      2,873,911        4,965,743
1996
    Commissions and Fees...........   $1,384,424     $1,257,243       $2,641,667
    Operating Profit ..............      178,949        147,624          326,573
    Net Income ....................       95,195         81,134          176,329
    Identifiable Assets............    1,661,877      2,394,066        4,055,943
1995
    Commissions and Fees...........   $1,117,226     $1,140,310       $2,257,536
    Operating Profit ..............      139,927        130,978          270,905
    Net Income ....................       69,906         70,049          139,955
    Identifiable Assets............    1,316,521      2,211,156        3,527,677

6. Investments in Affiliates

      The Company has in excess of 65 unconsolidated affiliates accounted for under the equity method. The equity method is used when the Company has an ownership of less than 50% and exercises significant influence over the operating and financial policies of the affiliate. The following table summarizes the balance sheets and income statements of the Company's unconsolidated affiliates, primarily in Europe and Australia, as of December 31, 1997, 1996, 1995, and for the years then ended:

                                                 (Dollars in Thousands)
                                     -------------------------------------------
                                         1997            1996           1995
                                          ---             ---            ---
Current assets......................    $589,664       $528,814      $1,399,700
Non-current assets..................      95,728         91,559         147,093
Current liabilities.................     500,633        422,886       1,400,349
Non-current liabilities.............      35,269         28,796         149,781
Minority interests..................       3,644          2,134           8,015
Gross revenues......................     538,647        525,404         702,639
Costs and expenses..................     446,528        431,031         582,850
Net income..........................      56,226         57,352          79,262

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The decrease in the summarized balance sheets and income statements of the Company's unconsolidated affiliates in 1996 as compared to 1995 is due to the sale of the Company's minority interest in Aegis Group plc, partially offset by the growth of the Company's existing equity affiliates. The Company's equity in the net income of these affiliates amounted to $30.1 million, $20.5 million and $20.8 million for 1997, 1996 and 1995, respectively. The Company's equity in the net tangible assets of these affiliated companies was approximately $105.5 million, $97.5 million, $76.7 million at December 31, 1997, 1996 and 1995, respectively. Included in the Company's investments in affiliates is the excess of acquisition costs over the fair value of tangible net assets acquired. These excess acquisition costs are being amortized on a straight-line basis principally over a period of forty years.

7. Long-Term Debt

      Long-term debt outstanding as of December 31, 1997 and 1996 consisted of the following:

                                                         (Dollars in Thousands)
                                                          1997          1996
                                                         ------        ------
Deutsche Mark Floating Rate Bonds, with
   a scheduled maturity in 2000, interest
   at DM three month LIBOR plus 0.65%...............   $ 61,738      $ 129,880
Deutsche Mark Floating Rate Bonds, with a
   scheduled maturity in 1999, interest at
   DM three month LIBOR plus 0.375%.................     55,620         64,940
41/4% Convertible Subordinated Debentures
   with a scheduled maturity in 2007................    218,500          --
Sundry notes and loans payable to banks and
   others at rates from 5.15% to 20.25%,
   maturing at various dates through 2003...........      9,165         14,084
                                                        -------       --------
                                                        345,023       208,904
Less current portion................................      3,358          4,160
                                                       --------       --------
  Total long-term debt..............................   $341,665       $204,744
                                                       ========       ========

      On January 3, 1997, the Company issued $218.5 million of 41/4% Convertible Subordinated Debentures with a scheduled maturity in 2007. The debentures are convertible into common stock of the Company at a conversion price of $31.50 per share subject to adjustment in certain events. Debenture holders have the right to require the Company to redeem the debentures on January 3, 2003 at a price of 112.418%, or upon the occurrence of a Fundamental Change, as defined in the indenture agreement, at the prevailing redemption price. The Company may redeem the debentures, as a whole or in part, on or after December 29, 2000 initially at 108.324% and at increasing prices thereafter to 112.418% until January 2, 2003, and 100% thereafter. Unless the debentures are redeemed, repaid or converted prior thereto, the debentures will mature on January 3, 2007 at their principal amount.

      On July 12, 1996, the Company issued a Notice of Redemption for its 4.5% / 6.25% Step-Up Convertible Subordinated Debentures issued on September 1, 1993 with a scheduled maturity in 2000. Prior to the September 5, 1996 redemption date, debenture holders elected to convert all of their outstanding debentures into common stock of the Company at a conversion price of $13.72 per common share.

      On March 1, 1996, the Company issued Deutsche Mark 100 million Floating Rate Bonds. The bonds are unsecured, unsubordinated obligations of the Company and bear interest at a per annum rate equal to Deutsche Mark three month LIBOR plus 0.375%. Unless redeemed earlier, the bonds will mature on March 1, 1999 and will be repaid at par.

      On January 4, 1995, an indirect wholly-owned subsidiary of the Company issued Deutsche Mark 200 million Floating Rate Bonds. The bonds are unsecured, unsubordinated obligations of the issuer and are unconditionally and irrevocably guaranteed by the Company. The bonds bear interest at a rate equal to Deutsche Mark three month LIBOR plus 0.65% and, subsequent to January 5, 1997 may be redeemed at the option of the issuer on any interest payment date at their principal amount plus any accrued but unpaid interest. On August 18, 1997 and October 1, 1997, Deutsche Mark 69 million and Deutsche Mark 20 million, respectively, of the Deutsche Mark 200 million Floating Rate Bonds were repurchased. Unless redeemed earlier, the remaining bonds will mature on January 5, 2000 and will be repaid at par.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      On May 10, 1996, the $250 million revolving credit agreement was replaced by a $360 million revolving credit agreement. This $360 million revolving credit agreement is with a consortium of banks expiring June 30, 2001. This credit agreement includes a facility for issuing commercial paper backed by a bank letter of credit. The agreement contains certain financial covenants regarding the ratio of total consolidated indebtedness to total consolidated capitalization, the ratio of debt to cash flow, and a limitation on investments in and loans to affiliates and unconsolidated subsidiaries. At December 31, 1997 the Company was in compliance with these covenants.

      Aggregate maturities of long-term debt in the next five years are as follows:

                                                         (Dollars in Thousands)
           1998.........................................       $  3,358
           1999.........................................         58,505
           2000.........................................         63,226
           2001.........................................            691
           2002.........................................            351
           Thereafter...................................        218,892

8. Income Taxes

      Income before income taxes and the provision for taxes on income consisted of the amounts shown below:

                                                  Years Ended December 31,
                                                  (Dollars in Thousands)
                                          --------------------------------------
                                            1997          1996            1995
                                            ----          ----            ----
Income before income taxes:
   Domestic...........................     $182,608      $162,388      $107,536
   International......................      198,637       142,843       135,117
                                           --------      --------      --------
         Total........................     $381,245      $305,231      $242,653
                                           ========      ========      ========
 Provision for taxes on income:
   Current:
         Federal......................     $ 47,145       $49,394     $  29,143
         State and local..............       17,221        13,612         9,837
         International................       78,438        58,339        57,463
                                           --------      --------      --------
                                            142,804       121,345        96,443
                                           --------      --------      --------
   Deferred:
         Federal......................        7,712         2,072         2,089
         State and local..............          541          (120)       (1,481)
         International................        5,427           342           335
                                           --------      --------      --------
                                             13,680         2,294           943
                                           --------      --------      --------
         Total........................     $156,484      $123,639      $ 97,386
                                           ========      ========      ========

      The Company's effective income tax rate varied from the statutory federal income tax rate as a result of the following factors:

                                                     1997        1996      1995
                                                     ----        ----      ----
Statutory federal income tax rate.................   35.0%       35.0%     35.0%
State and local taxes on income, net of
   federal income tax benefit.....................    3.0         2.9       2.2
International subsidiaries' tax rates in excess
   of (less than) federal statutory rate..........    1.2        (0.1)      0.1
Non-deductible amortization of goodwill...........    3.0         3.4       3.4
Other.............................................   (1.2)       (0.7)     (0.6)
                                                     ----        ----      ----
Effective rate....................................   41.0%       40.5%     40.1%
                                                     ====        ====      ====

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of the Company's assets and liabilities. Deferred tax benefits result principally from recording certain expenses in the financial statements which are not currently deductible for tax purposes and from differences between the tax and book basis of assets and liabilities recorded in connection with acquisitions. Deferred tax liabilities result principally from expenses which are currently deductible for tax purposes, but have not yet been expensed in the financial statements.

      The Company has recorded deferred tax benefits as of December 31, 1997 and 1996 of $142.1 million and $139.0 million, respectively, related principally to tax deductible intangibles, restricted stock amortization, severance and compensation, leases and accrued expenses.

      The Company has recorded deferred tax liabilities as of December 31, 1997 and 1996 of $49.7 million and $38.5 million, respectively, related principally to furniture and equipment depreciation and tax lease recognition.

      Deferred tax benefits (liabilities) as of December 31, 1997 and 1996 consisted of the amounts shown below (dollars in millions):

                                                           1997          1996
                                                           ----          ----
Deductible intangibles..................................   $41.4       $ 46.5
Acquisition liabilities.................................    18.9         15.9
Lease reserves..........................................     7.3          8.4
Severance and compensation reserves.....................    29.4         26.9
Tax loss carryforwards..................................     3.0          3.8
Amortization and depreciation...........................    (1.7)        (2.9)
Other, net..............................................    (5.9)         1.9
                                                           -----       ------
                                                           $92.4       $100.5
                                                           =====       ======

      Net current deferred tax benefits as of December 31, 1997 and 1996 were $24.3 million and $20.7 million, respectively, and were included in prepaid expenses and other current assets. Net non-current deferred tax benefits as of December 31, 1997 and 1996 were $68.1 million and $79.8 million, respectively. The Company has concluded that it is probable that it will be able to realize these net deferred tax benefits in future periods.

      A provision has been made for additional  income and withholding  taxes on
the  earnings  of  international   subsidiaries  and  affiliates  that  will  be
distributed.

9. Employee Retirement Plans

      The Company's international and domestic subsidiaries provide retirement benefits for their employees primarily through defined contribution plans. Company contributions to the plans, which are determined by the boards of directors of the subsidiaries, have been in amounts up to 15% (the maximum amount deductible for federal income tax purposes) of total eligible compensation of participating employees. Expenses associated with these plans amounted to $54.3 million, $49.8 million and $41.7 million in 1997, 1996 and 1995, respectively.

      The Company's pension plans are primarily international. These plans are not required to report to governmental agencies pursuant to the Employee Retirement Income Security Act of 1974 (ERISA). Substantially all of these plans are funded by fixed premium payments to insurance companies which undertake legal obligations to provide specific benefits to the individuals covered. Pension expense amounted to $5.3 million, $4.6 million and $4.4 million in 1997, 1996 and 1995, respectively.

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

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Some of the Company's domestic subsidiaries provide life insurance and medical benefits for retired employees. Eligibility requirements vary by subsidiary, but generally include attainment of a specified combined age plus years of service factor. The expense related to these benefits was not material to the 1997, 1996 and 1995 consolidated results of operations.

10. Commitments and Contingent Liabilities

      At December 31, 1997, the Company was committed under operating leases, principally for office space. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent expense was $235.9 million in 1997, $201.1 million in 1996 and $169.1 million in 1995 after reduction by rents received from subleases of $12.8 million, $11.9 million and $11.1 million, respectively. Future minimum base rents under terms of noncancellable operating leases, reduced by rents to be received from existing noncancellable subleases, are as follows:

                                           (Dollars in Thousands)
                              Gross Rent        Sublease Rent        Net Rent
                              ----------     -------------------    ----------

1998.......................     $183,425          $11,308             $172,117
1999.......................      171,566            9,168              162,398
2000.......................      142,254            8,228              134,026
2001.......................      122,569            7,171              115,398
2002.......................      107,762            5,523              102,239
Thereafter.................      651,198           18,654              632,544

      The  present   value  of  the  gross  future   minimum  base  rents  under
noncancellable operating leases is $990.6 million.

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

11. Fair Value of Financial Instruments

      The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996. Amounts in parentheses represent liabilities.

                                                 1997                                 1996
                                   -------------------------------     -------------------------------
                                        (Dollars in Thousands)               (Dollars in Thousands)
                                       Carrying            Fair           Carrying             Fair
                                        Amount             Value           Amount              Value
                                   ----------------     ----------     --------------       ----------
Cash, cash equivalents and
   investments available-for-sale...   $644,104           $644,104          $523,108          $523,108
Long-term investments...............      6,269              6,269             5,946             5,946
Long-term debt......................   (345,023)          (439,251)         (208,904)         (208,904)
Financial Commitments
   Forward foreign exchange
     contracts......................      _____             (3,430)            _____               206
   Guarantees.......................      _____             (5,604)            _____            (5,615)
   Letters of credit................      _____            (16,464)            _____            (8,730)

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Long-term debt:

      In 1997, a portion of the Company's long-term debt included floating rate debt, the carrying value of which approximates fair value. The Company's long-term debt also included convertible subordinated debentures. The fair value was determined by reference to quotations available in markets where that issue was traded. These quotations primarily reflected the conversion value of the debentures into the Company's common stock.

      In 1996, the majority of the Company's long-term debt was primarily floating rate debt and consequently the carrying amount approximates fair value.

Financial Commitments:

      The estimated fair values of derivative positions are based upon quotations received from independent, third party banks and represent the net amount required to terminate the position, taking into consideration market rates and counterparty credit risk. The fair values of guarantees, principally related to affiliated companies, and letters of credit were based upon the face value of the underlying instruments.

12. Financial Instruments and Market Risk

      The Company utilizes derivative financial instruments predominantly to reduce certain market risks to which the Company is exposed. These market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities of non-U.S. operations and the impact of changes in interest rates on debt. The Company's derivative activities are limited in volume and confined to risk management activities. Senior management at the Company actively participates in the quantification, monitoring and control of all significant risks. A reporting system is in place which evaluates the impact on the Company's earnings resulting from changes in interest rates, currency exchange rates and other relevant market risks. This system is structured to enable senior management to initiate prompt remedial action, if appropriate. Adequate segregation of duties exists with regard to the execution, recording and monitoring of derivative activities. Additionally, senior management reports periodically to the Audit Committee of the Board of Directors concerning derivative activities. Since 1993, the Audit Committee has established limitations on derivative activities which are reviewed annually. The Audit Committee reconfirmed, for the year 1997, the overall dollar limitations originally established in 1993, and will be requested to reconfirm the same limitations for 1998.

      There were no swap agreements outstanding at December 31, 1997 and 1996.

      The Company enters into forward foreign exchange contracts predominantly to hedge intercompany receivables and payables which are recorded in a currency different from that in which they will settle. Gains and losses on these positions are deferred and included in the basis of the transaction upon settlement. The terms of these contracts are generally three months or less. At December 31, 1997 and 1996, the aggregate amount of intercompany receivables and payables subject to this hedge program was $532 million and $287 million, respectively. The table below summarizes by major currency the notional principal amounts of the Company's forward foreign exchange contracts outstanding at December 31, 1997 and 1996. The "buy" amounts represent the U.S. dollar equivalent of commitments to purchase the respective currency, and the "sell" amounts represent the U.S. dollar equivalent of commitments to sell the respective currency.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                (Dollars in thousands)
                                                              Notional Principal Amount
                                                              -------------------------
                                                     1997                                 1996
                                       --------------------------------     ---------------------------------
                Currency                Company Buys      Company Sells     Company Buys        Company Sells
                --------                -------------     -------------     -------------       -------------
   U.S. Dollar......................      $160,704           $ 47,588           $ 14,191          $    401
   German Mark......................        98,820            154,143             53,901            97,901
   French Franc.....................        26,693              9,216             35,436               602
   Spanish Peseta...................        11,664              --                12,304               332
   Belgian Franc....................         8,140                712             10,764                65
   Dutch Guilder....................         5,884             12,238             19,285             --
   Italian Lira.....................         5,035              --                 2,384             --
   Swedish Krona....................         2,410              2,789              3,214              726
   Hong Kong Dollar.................         --                12,140              --               20,291
   Greek Drachma....................         --                 6,548              --                8,186
   Other............................         6,223             13,192             10,415            10,965
                                          --------           --------           --------          --------
   Total............................      $325,573           $258,566           $161,894          $139,469
                                          ========           ========           ========          ========

      The derivative financial instruments existing at December 31, 1997 and 1996 were entered into for the purpose of hedging certain specific currency and interest rate risks. As a result of these financial instruments, the Company reduced financial risk in exchange for foregoing any gain (reward) which might have occurred if the markets moved favorably. In using derivative financial instruments, management exchanged the risks of the financial markets for counterparty risk. In order to minimize counterparty risk the Company only enters into derivative contracts with major well-known banks that have credit ratings equal to or better than the Company's.

13. Adoption of New Accounting Principles

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. Adoption of SFAS No. 130 is required for fiscal years beginning after December 15, 1997.

      In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires disclosures regarding operating segments, products and services, geographic areas and major customers of an enterprise in both the complete set of financial statements and the condensed interim financial statements issued to shareholders. Adoption of SFAS No. 131 is required for fiscal years beginning after December 15, 1997.

      The Company will adopt the provisions of these standards in 1998.

14. Subsequent Events

      On January 6, 1998, the Company issued $230,000,000 of 21/4% Convertible Subordinated Debentures with a scheduled maturity in 2013. The debentures are convertible into common stock of the Company at a conversion price of $49.83 per share subject to adjustment in certain events. Debenture holders have the right to require the Company to redeem the debentures on January 6, 2004 at a price of 118.968%, or upon the occurrence of a Fundamental Change, as defined in the indenture agreement, at the prevailing redemption price. The Company may redeem the debentures, as a whole or in part, on or after December 31, 2001 initially at 112.841% and at increasing prices thereafter to 118.968% until January 6, 2004, and 100% thereafter. Unless the debentures are redeemed, repaid or converted prior thereto, the debentures will mature on January 6, 2013 at their principal amount. The proceeds of this issuance are being used for general corporate purposes, including working capital.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      On January 29, 1998, the Company announced that it had reached agreement on the terms of a recommended cash offer for The GGT Group plc ("GGT"), an advertising and marketing services group headquartered in the United Kingdom and operating primarily in France, the United Kingdom and the United States. The offer price of 200p for each share valued GGT's fully diluted ordinary share capital at 143 million pounds (approximately $235 million at the January 29, 1998 exchange rate). On March 24, 1998, the Company had received acceptances in respect of, or was the beneficial owner of, over 90% of GGT's ordinary share capital.

      On February 20, 1998, the Company amended and restated the $360 million revolving credit agreement originally entered into in 1996. The amended and restated $500 million revolving credit agreement is with a consortium of banks and expires on June 30, 2003.

      On March 4, 1998, the Company issued 4,000,000 shares of common stock for aggregate proceeds before expenses of $171,400,000. The proceeds of this issuance will be used for general corporate purposes, including the funding of the acquisition of The GGT Group plc.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   QUARTERLY RESULTS OF OPERATIONS (Unaudited)

      The following table sets forth a summary of the unaudited quarterly results of operations for the two years ended December 31, 1997 and 1996, in thousands of dollars except for per share amounts. The information set forth in the following table gives effect to the two-for-one stock split completed in December 1997. In addition, as discussed in the notes to the consolidated financial statements, information for the first quarter of 1996 has been restated from the amounts originally reported as a result of the acquisition of Ketchum Communications Holdings, Inc. during 1996 which was accounted for under the pooling-of-interests method of accounting.

                                    First       Second      Third       Fourth
                                     -----      ------       -----      -------
 Commissions & Fees
     1997....................      $696,577    $786,341    $746,839    $895,056
     1996....................       591,601     666,465     631,772     751,829

 Income Before Income Taxes
     1997....................        69,641     117,913      73,060     120,631
     1996....................        55,015      95,101      55,160      99,955

 Income Taxes
     1997....................        28,266      48,045      29,879      50,294
     1996....................        22,271      38,426      22,236      40,706

 Income After Income Taxes
     1997....................        41,375      69,868      43,181      70,337
     1996....................        32,744      56,675      32,924      59,249

 Equity in Affiliates
     1997....................         4,144       7,282       4,601      14,062
     1996....................         3,053       4,023       3,509       9,925

 Minority Interests
     1997....................        (5,451)    (10,751)     (6,291)     (9,942)
     1996....................        (4,884)     (7,745)     (4,200)     (8,944)

 Net Income
     1997....................        40,068      66,399      41,491      74,457
     1996....................        30,913      52,953      32,233      60,230

 Basic Earnings Per Share
     1997....................          0.25        0.41        0.26        0.47
     1996....................          0.21        0.36        0.21        0.38

 Diluted Earnings Per Share
     1997....................          0.25        0.40        0.26        0.45
     1996....................          0.21        0.34        0.21        0.37

                                                                     Schedule II

                      OMNICOM GROUP INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  For the Three Years Ended December 31, 1997

============================================================================================================
       Column A             Column B       Column C                  Column D                   Column E
------------------------------------------------------------------------------------------------------------
                                           Additions                Deductions
                                           ---------      -------------------------------
                           Balance at       Charged        Removal of                            Balance
                           Beginning        to Costs      Uncollectible       Translation       at End of
      Description          of Period      and Expenses    Receivables(1)      Adjustments         Period
------------------------------------------------------------------------------------------------------------
                                                      (Dollars in Thousands)
Valuation accounts
  deducted from
  assets to which
  they apply--
  allowance for
  doubtful accounts:
December 31, 1997......    $25,642          $9,981          $1,856              $1,577            $32,190
December 31, 1996......     23,352           7,911           5,211                 410             25,642
December 31, 1995 .....     23,528           6,024           6,964                (764)            23,352

----------
(1) Net of acquisition date balances in allowance for doubtful accounts of companies acquired of $2,013, $985 and $463 in 1997, 1996, and 1995, respectively.