Form 10-Q
period 1998-03-31
OMNICOM GROUP INC
filed 1998-05-15
CIK 29989

CONFORMED COPY

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:  March 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes [X]      No ___

The number of shares of common stock of the Company issued and outstanding at April 30, 1998 is 170,233,266.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                                      INDEX
                                                                        Page No.
                                                                        --------
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements:

            Consolidated Condensed Balance Sheets -
               March 31, 1998, December 31, 1997 and
               March 31, 1997                                             2

            Consolidated Condensed Statements of Income -
               Three Months Ended March 31, 1998 and 1997                 3

            Consolidated Condensed Statements of Cash Flows -
               Three Months Ended March 31, 1998 and 1997                 4

            Notes to Consolidated Condensed Financial
               Statements                                                 5-9

  Item 2.   Management's Discussion of Financial Condition
               and Results of Operations                                  10-14

PART II.    OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds                      15-16

  Item 6.   Exhibits                                                      16

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                       OMNICOM GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                     Assets                            March 31,    December 31,   March 31,
                                                         1998          1997          1997
                                                       ---------    ------------   ---------
Current assets:
   Cash and cash equivalents                          $  278,192    $  556,436   $  227,960
   Investments available-for-sale, at market,
     which approximates cost                              74,657        87,668       79,791
   Accounts receivable, less allowance for
     doubtful accounts of $40,964,
     $32,190 and $24,411                               2,195,307     1,908,532    1,626,534
   Billable production orders in process                 276,802       183,145      178,349
   Prepaid expenses and other current assets             345,052       252,617      248,411
                                                      ----------    ----------   ----------
         Total current assets                          3,170,010     2,988,398    2,361,045

Furniture, equipment and leasehold improvements
   at cost, less accumulated depreciation and
   amortization of $357,441, $336,926 and $305,709       298,602       239,667      222,159
Investments in affiliates                                282,982       281,264      231,045
Intangibles, less amortization of $241,808,
  $235,257 and $201,182                                1,765,905     1,234,539    1,048,982
Deferred tax benefits                                     82,948        68,086       78,019
Deferred charges and other assets                        143,471       153,789      115,307
                                                      ----------    ----------   ----------
         Total assets                                 $5,743,918    $4,965,743   $4,056,557
                                                      ==========    ==========   ==========
       Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable                                   $2,301,433    $2,595,255   $1,695,768
   Payable to banks                                      329,289        17,672       31,394
   Other accrued liabilities                           1,104,437       885,569      706,700
   Accrued taxes on income                                56,087        80,489       64,086
                                                      ----------    ----------   ----------
         Total current liabilities                     3,791,246     3,578,985    2,497,948

Long term debt                                           651,979       341,665      549,471
Deferred compensation and other liabilities              209,270       114,668      156,481
Minority interests                                        68,062        63,686       60,231
Shareholders' equity:
   Common stock                                           88,693        86,918       86,834
   Additional paid-in capital                            602,874       533,412      509,985
   Retained earnings                                     582,655       555,038      428,500
   Unamortized restricted stock                          (42,706)      (46,745)     (35,210)
   Cumulative translation adjustment                     (49,552)      (47,947)     (22,331)
   Treasury stock                                       (158,603)     (213,937)    (175,352)
                                                      ----------    ----------   ----------
         Total shareholders' equity                    1,023,361       866,739      792,426
                                                      ----------    ----------   ----------
         Total liabilities and shareholders' equity   $5,743,918    $4,965,743   $4,056,557
                                                      ==========    ==========   ==========

The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (Dollars in Thousands, Except Per Share Data)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1998              1997
                                                       ----              ----
Revenues:
  Commissions and fees                              $ 860,976         $ 696,577

Operating expenses:
  Salaries and related costs                          521,166           421,485
  Office and general expenses                         240,641           201,102
                                                    ---------         ---------
       Total operating expenses                       761,807           622,587
                                                    ---------         ---------
Operating profit                                       99,169            73,990


Net interest expense:
  Interest and dividend income                         (5,962)           (2,984)
  Interest paid or accrued                             13,474             7,333
                                                    ---------         ---------
       Net interest expense                             7,512             4,349
                                                    ---------         ---------

Income before income taxes                             91,657            69,641

Income taxes:
  Federal                                              15,345            11,449
  State and local                                       6,358             4,691
  International                                        16,300            12,126
                                                    ---------         ---------
       Total income taxes                              38,003            28,266
                                                    ---------         ---------

Income after income taxes                              53,654            41,375
Equity in affiliates                                    4,980             4,144
Minority interests                                     (7,731)           (5,451)
                                                    ---------         ---------
       Net income                                   $  50,903         $  40,068
                                                    =========         =========
Earnings per share:
Net income:
       Basic                                        $    0.31         $    0.25
       Diluted                                      $    0.31         $    0.25
Dividends declared per common share                 $   0.125         $    0.10

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                 OMNICOM GROUP INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       (Dollars in Thousands)

                                                           Three Months Ended
                                                                March 31,
                                                         ---------------------
                                                            1998          1997
                                                            -----         ----
Cash flows from operating activities:
  Net income                                             $  50,903     $ 40,068
  Adjustments to reconcile net income to net cash
     used for operating activities:
     Depreciation and amortization of tangible assets       16,525       13,204
     Amortization of intangible assets                      10,707        8,882
     Minority interests                                      7,731        5,451
     Earnings of affiliates in excess of
      dividends received                                    (2,567)      (2,331)
     Decrease in deferred tax benefits                       1,825        4,747
     Provision for losses on accounts receivable             1,709          515
     Amortization of restricted shares                       4,482        3,900
     Decrease (increase) in accounts receivable             21,338      (89,815)
     Increase in billable production                       (76,981)     (25,074)
     Increase in other current assets                      (18,115)     (61,631)
     Decrease in accounts payable                         (528,494)    (342,000)
     Decrease in other accrued liabilities                 (81,607)     (12,216)
     Decrease in accrued income taxes                      (30,019)      (2,589)
     Other                                                  (6,891)     (16,780)
                                                         ---------     ---------
         Net cash used for operating activities           (629,454)    (475,669)
                                                         ---------     ---------
Cash flows from investing activities:
    Capital expenditures                                   (22,109)     (17,542)
    Payments for purchases of equity interests in
     subsidiaries and affiliates, net of cash acquired (240,329) (69,255) Proceeds from sales of equity interests in
     subsidiaries and affiliates                               869           54
    Payments for purchases of investments available-
     for-sale and other investments                        (15,136)     (65,542)
    Proceeds from sales of investments available-
     for-sale and other investments                         27,785          999
                                                         ---------     ---------
         Net cash used for investing activities           (248,920)    (151,286)
                                                         ---------     ---------

Cash flows from financing activities:
    Net borrowings under lines of credit                    86,497       16,146
    Share transactions under employee stock plans             (659)       8,420
    Proceeds from shares issuance                          171,035         --
    Proceeds from issuance of principal of debt
     obligations                                           389,224      350,552
    Dividends and loans to minority stockholders            (8,266)      (5,218)
    Dividends paid                                         (19,875)     (15,846)
    Purchase of treasury shares                            (18,437)      (4,232)
                                                         ---------     ---------
         Net cash provided by financing activities         599,519      349,822
                                                         ---------     ---------
Effect of exchange rate changes on cash and
 cash equivalents                                              611       (5,174)
                                                         ---------     ---------
  Net decrease in cash and cash equivalents               (278,244)    (282,307)
Cash and cash equivalents at beginning of period           556,436      510,267
                                                         ---------     ---------
Cash and cash equivalents at end of period               $ 278,192     $227,960
                                                         =========     ========
Supplemental Disclosures:
      Income taxes paid                                  $  66,754     $ 29,328
                                                         =========     ========
      Interest paid                                      $  12,156     $  4,428
                                                         =========     ========

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

2) These statements reflect all adjustments, consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the information contained therein. Certain reclassifications have been made to the March 31, 1997 reported amounts to conform them with the March 31, 1998 and December 31, 1997 presentation. Also, all amounts presented give effect to a two-for-one stock split in the form of a 100% stock dividend completed in December 1997. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

3) Results of operations for interim periods are not necessarily indicative of annual results.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

4) Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on such average number of common shares outstanding, common share equivalents outstanding, and if dilutive, is adjusted for the assumed conversion of the Company's convertible subordinated debentures and the assumed increase in net income for the after tax interest cost of such debentures. At March 31, 1998, the 2.25% Convertible Subordinated Debentures had been outstanding since January 6, 1998 and the 4.25% Convertible Subordinated Debentures had been outstanding for the entire quarter. At March 31, 1997, the 4.25% Convertible Subordinated Debentures had been outstanding for the entire quarter. The number of shares used in the computations of basic and diluted earnings per share were as follows:

                                                           Three Months
                                                          Ended March 31,
                                                          ---------------
                                                     1998               1997
                                                     ----               ----

      Basic EPS Computation                      163,684,000         159,129,900
      Diluted EPS Computation                    166,784,000         161,197,300

            For purposes of computing diluted earnings per share on net income for the three months ended March 31, 1998, neither the Company's 4.25% Convertible Subordinated Debentures nor the Company's 2.25% Convertible Subordinated Debentures were reflected in the computation as their inclusion would have been anti-dilutive. For purposes of

                      OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

      computing diluted earnings per share on net income for the three months ended March 31, 1997, the Company's 4.25% Convertible Subordinated Debentures were not reflected in the computation, as their inclusion would have been anti-dilutive.

5) The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires presentation of information on comprehensive income and its components in financial statements. In the Company's case, comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income and its components for each of the quarters ended March 31, 1998, and March 31, 1997, were as follows:

                                                              Three Months
                                                             Ended March 31,
                                                         (Dollars in Thousands)
                                                         ----------------------
                                                          1998           1997
                                                          ----           ----
      Net Income                                        $ 50,903       $ 40,068
      Foreign Currency Translation Adjustments            (1,327)       (25,821)
                                                        --------       --------
      Total Comprehensive Income                        $ 49,576       $ 14,247
                                                        ========       ========

6) In January 1998, the Company completed the acquisitions of Fleishman-Hillard, Inc., GPC International Holdings Inc. and Palmer Jarvis Inc. These acquisitions have been accounted for under the pooling of interests method of

                      OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

      accounting. The number of shares issued or to be issued by the Company in connection with these acquisitions is 3,550,366. The assets, liabilities, shareholders' equity and results of operations of the companies acquired are not, either individually or in the aggregate, material to the Company and, therefore, the Company's prior year financial statements have not been restated.

7) On January 6, 1998, the Company issued $230,000,000 of 2.25% Convertible Subordinated Debentures with a scheduled maturity in 2013. The debentures are convertible into common stock of the Company at a conversion price of $49.83 per share subject to adjustment in certain events. Debenture holders have the right to require the Company to redeem the debentures on January 6, 2004 at a price of 118.968%, or upon the occurrence of a Fundamental Change, as defined in the indenture agreement, at the prevailing redemption price. The Company may redeem the debentures, as a whole or in part, on or after December 31, 2001 initially at 112.841% and at increasing prices thereafter to 118.968% until January 6, 2004, and 100% thereafter. Unless the debentures are redeemed, repaid or converted prior thereto, the debentures will mature on January 6, 2013 at their principal amount. The proceeds of this issuance are being used for general corporate purposes, including working capital.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

            On January 29, 1998, the Company announced that it had reached agreement on the terms of a recommended cash offer for The GGT Group plc ("GGT"), an advertising and marketing services group headquartered in the United Kingdom and operating primarily in France, the United Kingdom and the United States. The offer price of 200p for each share valued GGT's fully diluted ordinary share capital at (pound)143 million (approximately $235 million at the January 29, 1998 exchange rate). On March 31, 1998, the Company had received acceptances in respect of, or was the beneficial owner of, over 90% of GGT's ordinary share capital, as a result of which it has commenced a compulsory acquisition of the remaining outstanding shares.

            On March 4, 1998, the Company issued 4,000,000 shares of common stock for aggregate proceeds before expenses of $171,400,000. The proceeds of this issuance are being used for general corporate purposes, including the funding of the acquisition of The GGT Group plc.

             Item 2. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

First Quarter 1998 Compared to First Quarter 1997

      Consolidated worldwide revenues from commission and fee income increased 23.6% in the first quarter of 1998 compared to the first quarter of 1997. Consolidated domestic revenues increased 24.5% in the first quarter of 1998 to $475.2 million compared to $381.7 million in the first quarter of 1997. Consolidated international revenues increased 22.5% in the first quarter of 1998 to $385.8 million compared to $314.9 million in the first quarter of 1997. Absent the effect of the net acquisitions of subsidiary companies and movements in international currency exchange rates, consolidated worldwide revenues increased 15.4% in the first quarter of 1998 as compared to the same period in 1997.

      Operating  expenses  increased  22.4%  in the  first  quarter  of  1998 as compared to the first quarter of 1997. Excluding the effect of the net acquisition activity and movements in international currency exchange rates mentioned above, operating expenses increased 15.7% over 1997 levels. This increase reflects normal salary increases and growth in client service expenditures to support the increased revenue base.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

      Net interest expense increased by $3.2 million in the first quarter of 1998 as compared to the same period in 1997. This increase primarily reflects higher average borrowings during the period, resulting in part from the issuance of the 2.25% Convertible Subordinated Debentures, partially offset by the effect of higher average amounts of cash and marketable securities invested during the quarter.

      Pretax profit margin was 10.6% in the first quarter of 1998 as compared to 10.0% in the same period in 1997. Operating margin, which excludes interest and dividend income and interest expense, was 11.5% in the first quarter of 1998 as compared to 10.6% in the same period in 1997.

      The effective income tax rate was 41.5% in the first quarter of 1998 as compared to 40.6% in the first quarter of 1997. This increase reflects an increase in non-deductible goodwill amortization.

      The increase in equity in affiliates is the result of greater profits earned by companies in which the Company owns less than a 50% equity interest.

      The increase in minority interest expense is primarily due to new minorities resulting from acquisitions and greater earnings by companies where minority interests exist.

      Net income increased 27.0% in the first quarter of 1998 as compared to the same period in 1997. Absent the effect of net acquisitions and movements in international currency exchange

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

rates, net income increased 12.2% in the first quarter of 1998 as compared to the first quarter of 1997.

Capital Resources and Liquidity

         Cash and cash equivalents at March 31, 1998 decreased to $278.2 million from $556.4 million at December 31, 1997. The relationship between payables to the media and suppliers and receivables from clients, at March 31, 1998, is consistent with industry norms.

         The Company maintains relationships with a number of banks worldwide, which have extended unsecured committed lines of credit in amounts sufficient to meet the Company's cash needs. At March 31, 1998, the Company had $754.7 million in such unsecured committed lines of credit, comprised of a $500.0 million revolving credit agreement expiring June 30, 2003, and $254.7 million in lines of credit, principally outside of the United States. Of the $754.7 million in unsecured committed lines, $503.6 million remained available at March 31, 1998.

         On January 6, 1998, the Company issued $230,000,000 of 2.25% Convertible Subordinated Debentures with a scheduled maturity in 2013. The debentures are convertible into common stock of the Company at a conversion price of $49.83 per share subject to adjustment in certain events. Debenture holders have the right to require the Company to redeem the debentures on January 6, 2004 at a price of 118.968%, or upon the occurrence of a Fundamental Change, as defined in the indenture agreement, at the prevailing redemption price. The Company may

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

redeem the debentures, as a whole or in part, on or after December 31, 2001 initially at 112.841% and at increasing prices thereafter to 118.968% until January 6, 2004, and 100% thereafter. Unless the debentures are redeemed, repaid or converted prior thereto, the debentures will mature on January 6, 2013 at their principal amount. The proceeds of this issuance are being used for general corporate purposes, including working capital.

      On March 4, 1998, the Company issued 4,000,000 shares of common stock for aggregate proceeds before expenses of $171,400,000. The proceeds of this issuance are being used for general corporate purposes, including the funding of the acquisition of The GGT Group plc.

      Management believes the aggregate lines of credit available to the Company plus cash flows from operations will be adequate to support its anticipated requirements.

Year 2000 Issue

      The Year 2000 issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Accordingly, any of the computer programs utilized by the Company that have date sensitive software my cause system failures or miscalculations if data entry of "00" is recognized as a date other than 2000.

      The Company has determined that it is required to modify portions of its software so that its computer systems will

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

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

      The Company will utilize both internal and external resources to reprogram, or replace, and test software for Year 2000 compliance. The Company has a team of managers dedicated to addressing Year 2000 compliance for the Company, clients, and vendors. The costs of the project have not yet been determined but are not expected to have a material adverse effect on the Company. Amounts incurred are expected to be expensed as incurred, unless new software is purchased which will be capitalized. The Company has not incurred significant costs to date.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

      On January 6, 1998, the Company issued $230,000,000 aggregate principal amount of 2.25% Convertible Subordinated Debentures due 2013 within the United States only to "Qualified Institutional Buyers" (as defined in Rule 144A under the Securities Act of 1933, as amended (the "Securities Act")) in compliance with Rule 144A. Morgan Stanley & Co. Incorporated acted as the placement agent in the offering of debentures, and purchased the debentures at a purchase price of 98.2% of the principal amount thereof plus accrued interest. The sale of the debentures and the shares of the Company's common stock into which the debentures may be converted was not registered under the Securities Act; subsequently, the resale thereof by debenture holders was registered (File No. 333-47047).

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

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 27                          Financial Data Schedule (filed
                                          in electronic format only)

(b)   Reports on Form 8-K

      The Company filed the following reports on Form 8-K during the quarter for which this report is filed: a report dated January 20, 1998, to report the issuance of $230,000,000 aggregate principal amount of 2.25% Convertible Subordinated Debentures due 2013 and to file certain related exhibits; a report dated March 4, 1998, attaching the Company's press release issued February 19, 1998; and a report dated March 6, 1998, to file certain exhibits to be incorporated in the Company's Registration Statement on Form S-3 (File No. 333-46303).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Omnicom Group Inc.
                                                     (Registrant)

Date  May 14, 1998                                /s/ Fred J. Meyer
                                                  ------------------------------
                                                  Fred J. Meyer
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

Date  May 14, 1998                                /s/ Jonathan E. Ramsden
                                                  ------------------------------
                                                  Jonathan E. Ramsden
                                                  Controller
                                                  (Principal Accounting Officer)