Form 10-Q
period 1998-06-30
OMNICOM GROUP INC
filed 1998-08-14
CIK 29989

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:  June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

The number of shares of common stock of the Company issued and outstanding at July 31, 1998 is 169,718,100.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                                      INDEX

                                                                        Page No.
                                                                        --------

PART I. FINANCIAL INFORMATION

      Item 1.   Financial Statements:

                Consolidated Condensed Balance Sheets -
                   June 30, 1998, December 31, 1997 and
                   June 30, 1997                                           2

                Consolidated Condensed Statements of Income -
                   Three Months and Six Months
                   Ended June 30, 1998 and 1997                            3

                Consolidated Condensed Statements of Cash Flows -
                   Six Months Ended June 30, 1998 and 1997                 4

                Notes to Consolidated Condensed Financial
                   Statements                                              5-11

      Item 2.   Management's Discussion of Financial Condition
                   and Results of Operations                               12-19

PART II. OTHER INFORMATION

      Item 4.   Submission of Matters to a Vote
                   of Security Holders                                     20-21

      Item 6.   Exhibits                                                   21

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                       OMNICOM GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                            Assets                         June 30,     December 31,    June 30,
                            ------                           1998          1997           1997
                                                             ----          ----           ----
Current assets:
     Cash and cash equivalents                           $   337,918    $   556,436    $   294,028
     Investments available-for-sale, at market, which
       approximates cost                                      36,620         87,668         95,471
     Accounts receivable, less allowance for doubtful
       accounts of $38,703, $32,190 and $26,232            2,354,889      1,908,532      1,685,742
     Billable production orders in process                   298,160        183,145        200,731
     Prepaid expenses and other current assets               423,551        252,617        238,882
                                                         -----------    -----------    -----------
         Total current assets                              3,451,138      2,988,398      2,514,854

Furniture, equipment and leasehold improvements at
  cost, less accumulated depreciation and amortization
  of $364,452, $336,926 and $317,156                         306,677        239,667        228,883
Investments in affiliates                                    287,947        281,264        236,615
Intangibles, less amortization of $256,924, $235,257
  and $214,605                                             1,849,704      1,234,539      1,148,131
Deferred tax benefits                                         81,519         68,086         73,410
Deferred charges and other assets                            173,589        153,789        139,598
                                                         -----------    -----------    -----------
        Total assets                                     $ 6,150,574    $ 4,965,743    $ 4,341,491
                                                         ===========    ===========    ===========
       Liabilities and Shareholders' Equity
       ------------------------------------

Current liabilities:
     Accounts payable                                    $ 2,647,842    $ 2,595,255    $ 1,903,841
     Payable to banks                                         96,795         17,672         28,640
     Other accrued liabilities                             1,122,562        885,569        729,713
     Accrued taxes on income                                  63,061         80,489         77,333
                                                         -----------    -----------    -----------
        Total current liabilities                          3,930,260      3,578,985      2,739,527
Long term debt                                               837,924        341,665        545,014
Deferred compensation and other liabilities                  232,186        114,668        143,461
Minority interests                                            71,469         63,686         71,964

Shareholders' equity:
     Common stock                                             88,624         86,918         86,834
     Additional paid-in capital                              637,302        533,412        525,693
     Retained earnings                                       647,758        555,038        478,861
     Unamortized restricted stock                            (71,306)       (46,745)       (56,104)
     Cumulative translation adjustment                       (40,830)       (47,947)       (34,558)
     Treasury stock                                         (182,813)      (213,937)      (159,201)
                                                         -----------    -----------    -----------
        Total shareholders' equity                         1,078,735        866,739        841,525
                                                         -----------    -----------    -----------
        Total liabilities and shareholders' equity       $ 6,150,574    $ 4,965,743    $ 4,341,491
                                                         ===========    ===========    ===========

  The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (Dollars in Thousands, Except Per Share Data)

                                       Three Months Ended June 30,  Six Months Ended June 30,
                                       ---------------------------  -------------------------
                                           1998          1997         1998           1997
                                           ----          ----         ----           ----
Revenues:
   Commissions and fees                $ 1,051,510    $ 786,341    $ 1,912,486    $ 1,482,918

Operating expenses:
   Salaries and related costs              600,469      444,200      1,121,635        865,685
   Office and general expenses             276,224      219,267        516,865        420,369
                                       -----------    ---------    -----------    -----------
            Total operating expenses       876,693      663,467      1,638,500      1,286,054
                                       -----------    ---------    -----------    -----------
Operating profit                           174,817      122,874        273,986        196,864
Net interest expense:
   Interest and dividend income             (8,156)      (6,273)       (14,118)        (9,257)
   Interest paid or accrued                 18,742       11,234         32,216         18,567
                                       -----------    ---------    -----------    -----------
            Net interest expense            10,586        4,961         18,098          9,310
                                       -----------    ---------    -----------    -----------
Income before income taxes                 164,231      117,913        255,888        187,554

Income taxes:
   Federal                                  28,985       17,491         44,330         28,940
   State and local                           6,084        5,771         12,442         10,462
   International                            34,691       24,783         50,991         36,909
                                       -----------    ---------    -----------    -----------
            Total income taxes              69,760       48,045        107,763         76,311
                                       -----------    ---------    -----------    -----------
Income after income taxes                   94,471       69,868        148,125        111,243
Equity in affiliates                         5,278        7,282         10,258         11,426
Minority interests                         (13,757)     (10,751)       (21,488)       (16,202)
                                       -----------    ---------    -----------    -----------
            Net income                 $    85,992    $  66,399    $   136,895    $   106,467
                                       ===========    =========    ===========    ===========
Earnings per share:
-------------------
   Net income:
           Basic                       $      0.51    $    0.41    $      0.83    $      0.67
           Diluted                     $      0.50    $    0.40    $      0.81    $      0.66

Dividends declared per common share    $     0.125    $    0.10    $      0.25    $      0.20


  The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                 OMNICOM GROUP INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       (Dollars in Thousands)

                                                                  Six Months Ended
                                                                      June 30,
                                                                ---------------------
                                                                   1998         1997
                                                                ----------    -------
Cash flows from operating activities:
     Net income                                                 $ 136,895    $ 106,467
     Adjustments to reconcile net income to net cash
       used for operating activities:

     Depreciation and amortization of tangible assets              33,479       28,111
     Amortization of intangible assets                             24,772       18,781
     Minority interests                                            21,488       16,202
     Earnings of affiliates in excess of dividends received        (4,451)      (6,523)
     Decrease in deferred tax benefits                              3,957        9,776
     Provision for losses on accounts receivable                    3,907        3,160
     Amortization of restricted shares                              9,968        8,525
     Increase in accounts receivable                             (142,213)    (130,993)
     Increase in billable production                              (98,184)     (46,033)
     Increase in other current assets                             (85,912)     (33,198)
     Decrease in accounts payable                                (181,011)    (148,406)
     Decrease in other accrued liabilities                        (61,955)     (44,103)
     (Decrease) increase in accrued income taxes                  (24,095)       8,867
     Other                                                        (14,934)     (26,634)
                                                                ---------    ---------
         Net cash used for operating activities                  (378,289)    (236,001)
                                                                ---------    ---------

Cash flows from investing activities:
     Capital expenditures                                         (52,905)     (31,502)
     Payments for purchases of equity interests in
       subsidiaries and affiliates, net of cash acquired         (336,775)    (181,271)
     Proceeds from sales of equity interests in
       subsidiaries and affiliates                                  1,206          320
     Payments for purchases of investments available-for-sale
       and other investments                                      (42,819)     (84,931)
     Proceeds from sales of investments available-for-sale
       and other investments                                       93,611        6,849
                                                                ---------    ---------
         Net cash used for investing activities                  (337,682)    (290,535)
                                                                ---------    ---------

Cash flows from financing activities:
     Net (repayments) borrowings under lines of credit             (6,348)      10,283
     Share transactions under employee stock plans                 29,060       20,971
     Proceeds from issuance of shares                             171,035         --
     Proceeds from issuance of principal of debt obligations      551,841      359,269
     Repayment of principal of debt obligations                  (126,735)     (12,939)
     Dividends and loans to minority stockholders                 (18,665)      (6,389)
     Dividends paid                                               (40,738)     (31,743)
     Purchase of treasury shares                                  (71,921)     (11,043)
                                                                ---------    ---------
         Net cash provided by financing activities                487,529      328,409
                                                                ---------    ---------

Effect of exchange rate changes on cash and cash equivalents        9,924      (18,112)
                                                                ---------    ---------
     Net decrease in cash and cash equivalents                   (218,518)    (216,239)
Cash and cash equivalents at beginning of period                  556,436      510,267
                                                                ---------    ---------
Cash and cash equivalents at end of period                      $ 337,918    $ 294,028
                                                                =========    =========
Supplemental Disclosures:
     Income taxes paid                                          $ 127,330    $  59,109
                                                                =========    =========
     Interest paid                                              $  28,435    $   8,662
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

2) These statements reflect all adjustments, consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the information contained therein. Certain reclassifications have been made to the June 30, 1997 reported amounts to conform them with the June 30, 1998 and December 31, 1997 presentation. Also, all amounts presented give effect to a two-for-one stock split in the form of a 100% stock dividend completed in December 1997. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

3) Results of operations for interim periods are not necessarily indicative of annual results.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(CONTINUED)

--------------------------------------------------------------------------------

4) Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on such average number of common shares outstanding, common share equivalents outstanding, and if dilutive, is adjusted for the assumed conversion of the Company's convertible subordinated debentures and the assumed increase in net income for the after tax interest cost of such debentures. At June 30, 1998, the 2.25% Convertible Subordinated Debentures had been outstanding since January 6, 1998 and the 4.25% Convertible Subordinated Debentures had been outstanding for the entire six months. At June 30, 1997, the 4.25% Convertible Subordinated Debentures had been outstanding since January 3, 1997. The number of shares used in the computations of basic and diluted earnings per share were as follows:

                        Three Months                        Six Months
                        Ended June 30,                    Ended June 30,
                        --------------                    --------------
                    1998             1997              1998            1997
                    ----             ----              ----            ----
Basic EPS        167,156,400      160,268,100      165,177,600      159,635,700
Diluted EPS      182,294,000      170,205,600      175,643,000      162,527,900

            For purposes of computing diluted earnings per share for the six months ended June 30, 1998, the 2.25% Convertible Subordinated Debentures were not reflected in the computation, as their inclusion would have been anti-dilutive.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(CONTINUED)

--------------------------------------------------------------------------------

            For purposes of computing diluted earnings per share for the six months ended June 30, 1997, the 4.25% Convertible Subordinated Debentures were not reflected in the computation, as their inclusion would have been anti-dilutive.

5) The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires presentation of information on comprehensive income and its components in financial statements. In the Company's case, comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income and its components were as follows:

                                     Three Months              Six Months
                                    Ended June 30,           Ended June 30,
                                  -----------------        ------------------
                                     (Dollars in              (Dollars in
                                      Thousands)               Thousands)
                                  1998         1997        1998          1997
                                  ----         ----        ----          ----

Net Income                      $85,992       $66,399    $136,895      $106,467

Foreign Currency
  Translation Adjustments         8,722       (12,227)      7,395       (38,048)
                                -------       -------    --------      --------
Total Comprehensive Income      $94,714       $54,172    $144,290      $ 68,419
                                =======       =======    ========      ========

6) In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring

                       OMNICOM GROUP INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(CONTINUED)

--------------------------------------------------------------------------------

      that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

            SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. Once implemented, SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at a company's election, before January 1, 1998).

                       OMNICOM GROUP INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(CONTINUED)

--------------------------------------------------------------------------------

            The Company intends to adopt SFAS No. 133 for its fiscal year ending December 31, 2000. The adoption of the provisions of SFAS No. 133 would not have had a material effect on the Company's results of operations for the quarter or six months ending June 30, 1998 or on its financial position as of that date.

7) In January 1998, the Company completed the acquisitions of Fleishman-Hillard, Inc., GPC International Holdings Inc. and Palmer Jarvis Inc. These acquisitions have been accounted for under the pooling of interests method of accounting. The number of shares issued or to be issued by the Company in connection with these acquisitions is 3,550,366. The assets, liabilities, shareholders' equity and results of operations of the companies acquired are not, either individually or in the aggregate, material to the Company and, therefore, the Company's prior year financial statements have not been restated.

8) On January 6, 1998, the Company issued $230,000,000 of 2.25% Convertible Subordinated Debentures with a scheduled maturity in 2013. The debentures are convertible into common stock of the Company at a conversion price of $49.83 per share subject to adjustment in certain events. Debenture holders have the right to require the Company to redeem the debentures on January 6, 2004 at a price of 118.968%, or upon the occurrence of a

                       OMNICOM GROUP INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(CONTINUED)

--------------------------------------------------------------------------------

      Fundamental Change, as defined in the indenture agreement, at the prevailing redemption price. The Company may redeem the debentures, as a whole or in part, on or after December 31, 2001 initially at 112.841% and at increasing prices thereafter to 118.968% until January 6, 2004, and 100% thereafter. Unless the debentures are redeemed, repaid or converted prior thereto, the debentures will mature on January 6, 2013 at their principal amount. The proceeds of this issuance are being used for general corporate purposes, including working capital.

9) On January 29, 1998, the Company announced that it had reached agreement on the terms of a recommended cash offer for The GGT Group plc ("GGT"), an advertising and marketing services group headquartered in the United Kingdom and operating primarily in France, the United Kingdom and the United States. The offer price of 200p for each share of GGT valued GGT's fully diluted ordinary share capital at (pound)143 million (approximately $235 million at the January 29, 1998 exchange rate). The acquisition of the entire issued ordinary share capital of GGT was completed during the second quarter of 1998.

10) On March 4, 1998, the Company issued 4,000,000 shares of common stock for aggregate proceeds before expenses of $171,400,000. The proceeds of this issuance are being used for general corporate purposes, including the funding of the acquisition of GGT.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(CONTINUED)

--------------------------------------------------------------------------------

11) On June 24, 1998, the Company issued French Francs 1,000,000,000 (approximately $164 million at the June 24, 1998 exchange rate) of 5.2% Notes with a scheduled maturity in 2005. The proceeds of this issuance are being used for general corporate purposes.

             Item 2. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Results of Operations
---------------------

Second Quarter 1998 Compared to Second Quarter 1997
---------------------------------------------------

      Consolidated worldwide revenues from commission and fee income increased 33.7% in the second quarter of 1998 compared to the second quarter of 1997. Consolidated domestic revenues increased 35.2% in the second quarter of 1998 to $550.0 million compared to $406.9 million in the second quarter of 1997. Consolidated international revenues increased 32.1% in the second quarter of 1998 to $501.5 million compared to $379.4 million in the second quarter of 1997. Absent the effect of the net acquisitions of subsidiary companies and movements in international currency exchange rates, consolidated worldwide revenues increased 17.7% in the second quarter of 1998 compared to the same period in 1997.

      Operating expenses increased 32.1% in the second quarter of 1998 compared to the second quarter of 1997. Excluding the effect of the net acquisition activity and movements in international currency exchange rates mentioned above, operating expenses increased 15.6% over 1997 levels. This increase reflects normal salary increases and growth in client service expenditures to support the increased revenue base.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------

      Net interest expense increased by $5.6 million in the second quarter of 1998 as compared to the same period in 1997. This increase primarily reflects higher average borrowings during the period, resulting in part from the issuance of the 2.25% Convertible Subordinated Debentures, partially offset by the effect of higher average amounts of cash and marketable securities invested during the quarter.

      Pretax profit margin was 15.6% in the second quarter of 1998 as compared to 15.0% in the same period in 1997. Operating margin, which excludes interest and dividend income and interest expense, was 16.6% in the second quarter of 1998 as compared to 15.6% in the same period in 1997.

      The effective income tax rate was 42.5% in the second quarter of 1998 as compared to 40.7% in the second quarter of 1997. This increase primarily reflects an increase in non-deductible goodwill amortization.

      The reduction in equity in affiliates is the result of lower profits reported by certain companies in which the Company owns less than a 50% equity interest.

      The increase in minority interest expense is primarily due to new minorities resulting from acquisitions and greater earnings by companies where minority interests exist.

      Net income increased 29.5% in the second quarter of 1998 as compared to the same period in 1997. Absent the effect of

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------

net acquisitions and movements in international currency exchange rates, net income increased 15.5% in the second quarter of 1998 as compared to the second quarter of 1997.

Six Months 1998 Compared to Six Months 1997
-------------------------------------------

      Consolidated worldwide revenues from commission and fee income increased 29.0% in the first six months of 1998 compared to the same period in 1997. Consolidated domestic revenues increased 30.0% in the first six months of 1998 to $1,025.4 million compared to $788.5 million in the same period in 1997. Consolidated international revenues increased 27.8% in the first six months of 1998 to $887.1 million compared to $694.4 million in the same period in 1997. Absent the effect of the net acquisitions of subsidiary companies and movements in international currency exchange rates, consolidated worldwide revenues increased 16.9% in the first six months of 1998 compared to the first six months of 1997.

      Operating expenses increased 27.4% in the first six months of 1998 as compared to the same period in 1997. Excluding the effect of the net acquisition activity and movements in international currency exchange rates mentioned above, operating expenses increased 16.2% over 1997 levels. This increase reflects normal salary increases and growth in client service expenditures to support the increased revenue base.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------

      Net interest expense increased by $8.8 million in the first six months of 1998 as compared to the same period in 1997. This increase primarily reflects higher average borrowings during the period, resulting in part from the issuance of the 2.25% Convertible Subordinated Debentures, partially offset by the effect of higher average amounts of cash and marketable securities invested during the quarter.

      Pretax profit margin for the first six months of 1998 was 13.4% as compared to 12.6% in the same period in 1997. Operating margin, which excludes interest and dividend income and interest expense, was 14.3% in the first six months of 1998 as compared to 13.3% in the same period in 1997.

      The effective income tax rate was 42.1% in the first six months of 1998 as compared to 40.7% in the same period in 1997. This increase primarily reflects an increase in non-deductible goodwill amortization.

      The reduction in equity in affiliates is the result of lower profits reported by certain companies in which the Company owns less than a 50% equity interest.

      The increase in minority interest expense is primarily due to new minorities resulting from acquisitions and greater earnings by companies where minority interests exist.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------

      Net income increased 28.6% in the first six months of 1998 as compared to the same period in 1997. Absent the effect of net acquisitions and movements in international currency exchange rates, net income increased 15.4% in the first six months of 1998 as compared to the same period in 1997.

Capital Resources and Liquidity
-------------------------------

      Cash and cash equivalents at June 30, 1998 decreased to $337.9 million from $556.4 million at December 31, 1997. The relationship between payables to the media and suppliers and receivables from clients, at June 30, 1998, is consistent with industry norms.

      The Company maintains relationships with a number of banks worldwide, which have extended unsecured committed lines of credit in amounts sufficient to meet the Company's cash needs. At June 30, 1998, the Company had $647.0 million in such unsecured committed lines of credit, comprised of a $500.0 million revolving credit agreement expiring June 30, 2003, and $147.0 million in lines of credit, principally outside of the United States. Of the $647.0 million in unsecured committed lines, $463.8 million remained available at June 30, 1998.

      On January 6, 1998, the Company issued $230,000,000 of 2.25% Convertible Subordinated Debentures with a scheduled maturity in 2013. The debentures are convertible into common stock of the Company at a conversion price of $49.83 per share

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------

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

      On March 4, 1998, the Company issued 4,000,000 shares of common stock for aggregate proceeds before expenses of $171,400,000. The proceeds of this issuance are being used for general corporate purposes, including the funding of the acquisition of GGT.

      On June 24, 1998, the Company issued French Francs 1,000,000,000 (approximately $164 million at the June 24, 1998 exchange rate) of 5.2% Notes with a scheduled maturity in 2005. The proceeds of this issuance are being used for general corporate purposes.

      Management believes the aggregate lines of credit available to the Company plus cash flows from operations will be adequate to support its anticipated requirements.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------

Year 2000 Issue
---------------

      The Year 2000 issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Accordingly, any of the computer programs utilized by the Company that have date sensitive software may cause system failures or miscalculations if data entry of "00" is recognized as a date other than 2000.

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

                           PART II. OTHER INFORMATION

Item 4.  Submission of matters to a Vote of Security Holders

      The Annual Meeting of the Shareholders of the Company was held on May 18, 1998 in New York, New York, at which three matters were submitted to a vote of the share owners:

      (a) Votes cast for or where authority to vote for was withheld regarding the re-election of six Directors, five of which for a term expiring in 2001 and one of which for a term expiring in 1999, were as follows:

                                                               AUTHORITY
                                               FOR              WITHHELD
                                               ---              --------
         (Term Expiring in 2001)
       Bruce Crawford                       145,642,406         1,212,429
       Susan S. Denison                     145,620,158         1,234,677
       Keith L. Reinhard                    142,487,765         4,367,070
       Allen Rosenshine                     145,646,932         1,207,903
       John D. Wren                         145,649,302         1,205,533
         (Term Expiring in 1999)
       Gary L. Roubos                       145,638,268         1,216,567

      (b) Votes cast for or against and the number of abstentions regarding the confirmation of the appointment of Arthur Andersen LLP as independent auditors of the Company to serve for 1998 were as follows:

         FOR                                146,455,108
         AGAINST                                 85,554
         ABSTAIN                                314,173

--------------------------------------------------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders (continued)

         (c) Votes cast for or against and the number of abstentions regarding the approval of the 1998 Incentive Compensation Plan were as follows:

         FOR                                  124,398,374
         AGAINST                                6,724,422
         ABSTAIN                                1,177,542

Item 6.  Exhibits

   Exhibit
    Number                          Description of Exhibit
    ------                          ----------------------
     4.1      Copy  of  Fiscal  Agency   Agreement   dated  June  24,  1998,  in
              connection with the issuance of FRF 1,000,000,000 5.20% Notes due 2005.

     4.2 Copy of Subscription Agreement dated June 22, 1998 by and among Omnicom Group Inc., Morgan Stanley S.A. and Others, in connection with the issuance of FRF 1,000,000,000 5.20% Notes due 2005.

     4.3 Copy of Deed of Covenant dated June 24, 1998, in connection with the issuance of FRF 1,000,000,000 5.20% Notes due 2005.

    10.1 Copy of Omnicom Group Inc. 1998 Incentive Compensation Plan, filed as Exhibit A to Omnicom Group Inc.'s Proxy Statement dated April 6, 1998, is incorporated herein by reference.

    27        Financial Data Schedule (filed in electronic format only)

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Omnicom Group Inc.
                                            (Registrant)
                                            ------------------

Date August 14, 1998                        /s/ Fred J. Meyer
                                            ----------------------
                                            Fred J. Meyer
                                            Chief Financial Officer
                                            (Principal Financial
                                            Officer)

Date August 14, 1998                        /s/ Jonathan E. Ramsden
                                            ----------------------------
                                            Jonathan E. Ramsden
                                            Controller
                                            (Principal Accounting
                                            Officer)