Form 10-Q
period 1998-09-30
OMNICOM GROUP INC
filed 1998-11-13
CIK 29989

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:  September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares of common stock of the Company issued and outstanding at October 31, 1998 is 168,695,900.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                                      INDEX

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements:

               Consolidated Condensed Balance Sheets -
                  September 30, 1998, December 31, 1997 and
                  September 30, 1997                                       2

               Consolidated Condensed Statements of Income -
                  Three Months and Nine Months
                  Ended September 30, 1998 and 1997                        3

               Consolidated Condensed Statements of Cash Flows -
                  Nine Months Ended September 30, 1998 and 1997            4

               Notes to Consolidated Condensed Financial
                  Statements                                               5-11

      Item 2. Management's Discussion of Financial Condition
                 and Results of Operations                                12-21

PART II. OTHER INFORMATION

      Item 6. Exhibits                                                    22

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                       OMNICOM GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                            Assets                   September 30,   December 31, September 30,
                            ------                       1998            1997         1997
                                                      ----------     -----------   ----------
Current assets:
     Cash and cash equivalents                        $  313,234     $  556,436    $  238,253
     Investments available-for-sale, at
        market, which approximates cost                   34,271         87,668        71,644
     Accounts receivable, less allowance
        for doubtful accounts of
        $43,333, $32,190 and $27,139                   2,286,340      1,908,532     1,691,987
     Billable production orders in process               287,412        183,145       217,275
     Prepaid expenses and other current assets           428,201        252,617       253,434
                                                      ----------     ----------    ----------
         Total current assets                          3,349,458      2,988,398     2,472,593
Furniture, equipment and leasehold improvements
  at cost, less accumulated depreciation and
  amortization of $388,967, $336,926 and $329,403        301,528        239,667       228,789
Investments in affiliates                                324,422        281,264       277,662
Intangibles, less amortization of $277,484,
  $235,257 and $215,369                                1,927,443      1,234,539     1,161,287
Deferred tax benefits                                     90,941         68,086        75,693
Deferred charges and other assets                        230,545        153,789       172,055
                                                      ----------     ----------    ----------
         Total assets                                 $6,224,337     $4,965,743    $4,388,079
                                                      ==========     ==========    ==========
          Liabilities and Shareholders' Equity
          ------------------------------------

Current liabilities:
     Accounts payable                                 $2,404,932     $2,595,255    $1,838,341
     Payable to banks and current portion of
        long term debt                                   123,154         17,672       104,881
     Other accrued liabilities                         1,186,694        885,569       750,439
     Accrued taxes on income                              51,005         80,489        78,331
                                                      ----------     ----------    ----------
         Total current liabilities                     3,765,785      3,578,985     2,771,992
Long term debt                                           619,603        123,165       378,003
Convertible subordinated debentures                      448,500        218,500       218,500
Deferred compensation and other liabilities              245,780        114,668       140,205
Minority interests                                        77,292         63,686        59,583

Shareholders' equity:
     Common stock                                         88,656         86,918        86,832
     Additional paid-in capital                          643,682        533,412       526,743
     Retained earnings                                   680,782        555,038       500,435
     Unamortized restricted stock                        (64,873)       (46,745)      (51,368)
     Cumulative translation adjustment                   (55,366)       (47,947)      (46,145)
     Treasury stock                                     (225,504)      (213,937)     (196,701)
                                                      ----------     ----------    ----------
         Total shareholders' equity                    1,067,377        866,739       819,796
                                                      ----------     ----------    ----------
         Total liabilities and shareholders' equity   $6,224,337     $4,965,743    $4,388,079
                                                      ==========     ==========    ==========

The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (Dollars in Thousands, Except Per Share Data)

                                          Three Months Ended September 30,   Nine Months Ended September 30,
                                          --------------------------------   -------------------------------
                                               1998           1997              1998              1997
                                               ----           ----              ----              ----
Revenues:
   Commissions and fees                      $981,577       $746,839          $2,894,063       $2,229,757

Operating expenses:
   Salaries and related costs                 587,246        452,927           1,708,881        1,318,612
   Office and general expenses                283,311        214,028             800,176          634,397
                                             --------       --------          ----------       ----------
            Total operating expenses          870,557        666,955           2,509,057        1,953,009
                                             --------       --------          ----------       ----------
Operating profit                              111,020         79,884             385,006          276,748

Net interest expense:
   Interest and dividend income                (6,429)        (5,532)            (20,547)         (14,789)
   Interest paid or accrued                    17,935         12,356              50,151           30,923
                                             --------       --------          ----------       ----------
            Net interest expense               11,506          6,824              29,604           16,134
                                             --------       --------          ----------       ----------
Income before income taxes                     99,514         73,060             355,402          260,614

Income taxes:
   Federal                                     14,610         10,557              58,940           39,497
   State and local                              4,911          4,935              17,353           15,397
   International                               22,685         14,387              73,676           51,296
                                             --------       --------          ----------       ----------
            Total income taxes                 42,206         29,879             149,969          106,190
                                             --------       --------          ----------       ----------
Income after income taxes                      57,308         43,181             205,433          154,424
Equity in affiliates                            5,948          4,601              16,206           16,027
Minority interests                             (9,464)        (6,291)            (30,952)         (22,493)
                                             --------       --------          ----------       ----------
            Net income                       $ 53,792       $ 41,491          $  190,687       $  147,958
                                             ========       ========          ==========       ==========
Earnings per share:
   Net income:
           Basic                             $   0.32       $   0.26          $     1.15       $     0.93
           Diluted                           $   0.32       $   0.26          $     1.13       $     0.91

Dividends declared per common share          $  0.125       $  0.125          $    0.375       $    0.325


The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                          ---------------------
                                                             1998       1997
                                                          ---------   ---------
Cash flows from operating activities:
     Net income                                           $ 190,687   $ 147,958
     Adjustments to reconcile net income to net cash
       used for operating activities:
     Depreciation and amortization of tangible assets        55,531      42,895
     Amortization of intangible assets                       39,415      29,421
     Minority interests                                      30,952      22,493
     Earnings of affiliates in excess of
       dividends received                                    (5,874)     (9,641)
     Decrease in deferred tax benefits                        3,704       2,165
     Provision for losses on accounts receivable              6,135       5,030
     Amortization of restricted shares                       15,446      12,924
     Increase in accounts receivable                        (30,754)   (143,256)
     Increase in billable production                        (80,990)    (62,714)
     Increase in other current assets                       (72,912)    (43,209)
     Decrease in accounts payable                          (470,376)   (210,770)
     Decrease in other accrued liabilities                  (28,242)     (4,019)
     (Decrease) increase in accrued income taxes            (36,967)      9,606
     Other                                                  (29,935)    (37,563)
                                                          ---------   ---------
         Net cash used for operating activities            (414,180)   (238,680)
                                                          ---------   ---------

Cash flows from investing activities:
     Capital expenditures                                   (65,270)    (47,251)
     Payments for purchases of equity interests in
       subsidiaries and affiliates, net of cash acquired   (460,623)   (300,622)
     Proceeds from sales of equity interests in
       subsidiaries and affiliates                            4,147         466
     Payments for purchases of investments
       available-for-sale and other investments             (38,930)    (88,526)
     Proceeds from sales of investments
       available-for-sale and other investments              92,776      34,056
                                                          ---------   ---------
         Net cash used for investing activities            (467,900)   (401,877)
                                                          ---------   ---------

Cash flows from financing activities:
     Net borrowings under lines of credit                     8,090      76,784
     Share transactions under employee stock plans           46,815      26,247
     Proceeds from issuance of shares                       171,084        --
     Proceeds from issuance of principal of debt
         obligations                                        751,368     471,997
     Repayment of principal of debt obligations            (111,924)    (41,722)
     Dividends and loans to minority stockholders           (28,254)    (27,934)
     Dividends paid                                         (61,619)    (47,704)
     Purchase of treasury shares                           (128,334)    (52,223)
                                                          ---------   ---------
         Net cash provided by financing activities          647,226     405,445
                                                          ---------   ---------

Effect of exchange rate changes on cash and
     cash equivalents                                        (8,348)    (36,902)
                                                          ---------   ---------
     Net decrease in cash and cash equivalents             (243,202)   (272,014)
Cash and cash equivalents at beginning of period            556,436     510,267
                                                          ---------   ---------
Cash and cash equivalents at end of period                $ 313,234   $ 238,253
                                                          =========   =========

Supplemental Disclosures:
     Income taxes paid                                    $ 151,702   $  96,750
                                                          =========   =========
     Interest paid                                        $  44,309   $  27,049
                                                          =========   =========

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

===============================================================================

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

2) These statements reflect all adjustments, consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the information contained therein. Certain reclassifications have been made to the September 30, 1997 reported amounts to conform them with the September 30, 1998 and December 31, 1997 presentation. Also, all amounts presented give effect to a two-for-one stock split in the form of a 100% stock dividend completed in December 1997. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

3)        Results  of  operations  for  interim   periods  are  not  necessarily
     indicative of annual results.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(CONTINUED)

================================================================================

4) Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on such average number of common shares outstanding, common share equivalents outstanding, and if dilutive, is adjusted for the assumed conversion of the Company's convertible subordinated debentures and the assumed increase in net income for the after tax interest cost of such debentures. At September 30, 1998, the 2.25% Convertible Subordinated Debentures had been outstanding since January 6, 1998 and the 4.25% Convertible Subordinated Debentures had been outstanding for the entire nine months. At September 30, 1997, the 4.25% Convertible Subordinated Debentures had been outstanding since January 3, 1997. The number of shares used in the computations of basic and diluted earnings per share were as follows:

                             Three Months                   Nine Months
                          Ended September 30,           Ended September 30,
                          -------------------           -------------------
                         1998            1997           1998           1997
                         ----            ----           ----           ----
   Basic EPS          166,599,500    159,657,500     165,604,400     159,575,600
   Diluted EPS        169,915,300    162,869,500     175,845,400     162,572,500

          For purposes of computing diluted earnings per share for the three months ended September 30, 1998, neither the Company's 2.25% Convertible Subordinated Debentures nor the Company's 4.25% Convertible Subordinated Debentures were reflected in the computation, as their inclusion would have been anti-dilutive. For the purposes of computing diluted

                       OMNICOM GROUP INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(CONTINUED)

================================================================================

     earnings per share for the nine months ended September 30, 1998, the 2.25% Convertible Subordinated Debentures were not reflected in the computation, as their inclusion would have been anti-dilutive.

          For purposes of computing diluted earnings per share for the three and nine months ended September 30, 1997, the 4.25% Convertible Subordinated Debentures were not reflected in the computation, as their inclusion would have been anti-dilutive.

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

                                   Three Months               Nine Months
                                Ended September 30,        Ended September 30,
                                -------------------        -------------------
                              (Dollars in Thousands)     (Dollars in Thousands)
                                  1998        1997           1998        1997
                                  ----        ----           ----        ----
Net Income                     $ 53,792     $ 41,491      $ 190,687   $ 147,958
Foreign Currency
Translation Adjustments         (14,537)     (11,587)        (7,142)    (49,635)
                               --------     --------      ---------   ---------
Total Comprehensive Income     $ 39,255     $ 29,904      $ 183,545   $  98,323
                               ========     ========      =========   =========

                       OMNICOM GROUP INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(CONTINUED)

================================================================================

6)        In  June  1998,  the  Financial   Accounting  Standards  Board  issued
     Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

                       OMNICOM GROUP INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(CONTINUED)

================================================================================

     were issued, acquired, or substantively modified after December 31, 1997 (and, at a company's election, before January 1, 1998).

          The Company intends to adopt SFAS No. 133 for its fiscal year ending December 31, 2000. The adoption of the provisions of SFAS No. 133 would not have had a material effect on the Company's results of operations for the quarter or nine months ending September 30, 1998 or on its financial position as of that date.

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

                       OMNICOM GROUP INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(CONTINUED)

================================================================================

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

10) On March 4, 1998, the Company issued 4,000,000 shares of common stock for aggregate proceeds before expenses of

                       OMNICOM GROUP INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(CONTINUED)

================================================================================

     $171,400,000. The proceeds of this issuance are being used for general corporate purposes, including the funding of the acquisition of GGT.

11) On June 24, 1998, the Company issued French Francs 1,000,000,000 (approximately $164 million at the June 24, 1998 exchange rate) of 5.20% Notes with a scheduled maturity in 2005. The proceeds of this issuance are being used for general corporate purposes.

             Item 2. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Results of Operations
---------------------
Third Quarter 1998 Compared to Third Quarter 1997
-------------------------------------------------

      Consolidated worldwide revenues from commission and fee income increased 31.4% in the third quarter of 1998 compared to the third quarter of 1997. Consolidated domestic revenues increased 26.6% in the third quarter of 1998 to $509.2 million compared to $402.3 million in the third quarter of 1997. Consolidated international revenues increased 37.1% in the third quarter of 1998 to $472.4 million compared to $344.5 million in the third quarter of 1997. Absent the effect of the net acquisitions of subsidiary companies and movements in international currency exchange rates, consolidated worldwide revenues increased 14.9% in the third quarter of 1998 compared to the same period in 1997.

      Operating expenses increased 30.5% in the third quarter of 1998 compared to the third quarter of 1997. Excluding the effect of the net acquisition activity and movements in international currency exchange rates mentioned above, operating expenses increased 14.7% over 1997 levels. This increase reflects normal salary increases and growth in client service expenditures to support the increased revenue base.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------

      Net interest expense increased by $4.7 million in the third quarter of 1998 as compared to the same period in 1997. This increase primarily reflects higher average borrowings during the period, resulting in part from the issuance of the 2.25% Convertible Subordinated Debentures and the 5.20% French Francs Notes, partially offset by the effect of higher average amounts of cash and marketable securities invested during the period.

      Pretax profit margin was 10.1% in the third quarter of 1998 as compared to 9.8% in the same period in 1997. Operating margin, which excludes interest and dividend income and interest expense, was 11.3% in the third quarter of 1998 as compared to 10.7% in the same period in 1997.

      The effective income tax rate was 42.4% in the third quarter of 1998 as compared to 40.9% in the third quarter of 1997. This increase primarily reflects higher tax rates at the Company's international subsidiaries.

      The increase in equity in affiliates is the result of greater profits reported by certain companies in which the Company owns less than a 50% equity interest.

      The increase in minority interest expense is primarily due to new minorities resulting from acquisitions and greater earnings by companies where minority interests exist.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------

      Net income increased 29.6% in the third quarter of 1998 as compared to the same period in 1997. Absent the effect of net acquisitions and movements in international currency exchange rates, net income increased 14.3% in the third quarter of 1998 as compared to the third quarter of 1997.

Nine Months 1998 Compared to Nine Months 1997
---------------------------------------------

      Consolidated worldwide revenues from commission and fee income increased 29.8% in the first nine months of 1998 compared to the same period in 1997. Consolidated domestic revenues increased 28.8% in the first nine months of 1998 to $1,534.1 million compared to $1,190.9 million in the same period in 1997. Consolidated international revenues increased 30.9% in the first nine months of 1998 to $1,360.0 million compared to $1,038.9 million in the same period in 1997. Absent the effect of the net acquisitions of subsidiary companies and movements in international currency exchange rates, consolidated worldwide revenues increased 16.2% in the first nine months of 1998 compared to the first nine months of 1997.

      Operating expenses increased 28.5% in the first nine months of 1998 as compared to the same period in 1997. Excluding the effect of the net acquisition activity and movements in international currency exchange rates mentioned above, operating expenses increased 15.3% over 1997 levels.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------

This increase reflects normal salary increases and growth in client service expenditures to support the increased revenue base.

      Net interest expense increased by $13.5 million in the first nine months of 1998 as compared to the same period in 1997. This increase primarily reflects higher average borrowings during the period, resulting in part from the issuance of the 2.25% Convertible Subordinated Debentures and the 5.20% French Francs Notes, partially offset by the effect of higher average amounts of cash and marketable securities invested during the period.

      Pretax profit margin for the first nine months of 1998 was 12.3% as compared to 11.7% in the same period in 1997. Operating margin, which excludes interest and dividend income and interest expense, was 13.3% in the first nine months of 1998 as compared to 12.4% in the same period in 1997.

      The effective income tax rate was 42.2% in the first nine months of 1998 as compared to 40.7% in the same period in 1997. This increase primarily reflects higher tax rates at the Company's international subsidiaries.

      Income from equity in affiliates for the first nine months of 1998 was comparable to the same period in 1997.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------

      The increase in minority interest expense is primarily due to new minorities resulting from acquisitions and greater earnings by companies where minority interests exist.

      Net income increased 28.9% in the first nine months of 1998 as compared to the same period in 1997. Absent the effect of net acquisitions and movements in international currency exchange rates, net income increased 16.8% in the first nine months of 1998 as compared to the same period in 1997.

Capital Resources and Liquidity
-------------------------------

      Cash and cash equivalents at September 30, 1998 decreased to $313.2 million from $556.4 million at December 31, 1997. The relationship between payables to the media and suppliers and receivables from clients, at September 30, 1998, is consistent with industry norms.

      The Company maintains relationships with a number of banks worldwide, which have extended unsecured committed lines of credit in amounts sufficient to meet the Company's cash needs. At September 30, 1998, the Company had $707.5 million in such unsecured committed lines of credit, comprised of a $500.0 million revolving credit agreement expiring June 30, 2003, and $207.5 million in lines of credit, principally outside of the United States. Of the $707.5 million in unsecured committed lines, $324.7 million remained available at September 30, 1998.

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------

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

      On June 24, 1998, the Company issued French Francs 1,000,000,000 (approximately $164 million at the June 24, 1998 exchange rate) of 5.20% Notes with a scheduled maturity in 2005. The proceeds of this issuance are being used for general corporate purposes.

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

      The Company has developed a comprehensive plan to address Year 2000 issues. This plan has included the establishment of Omnicom 2000, a special purpose entity dedicated to ensuring that Omnicom companies are addressing and properly resolving Year 2000 compliance issues. Omnicom 2000 comprises an Executive Committee of senior executives from Omnicom and its principal subsidiaries, and a team of dedicated internal and external managers and consultants. The Company's comprehensive plan includes an assessment phase, a testing phase and an implementation phase.

      As part of its assessment phase, the Company has compiled a detailed inventory of systems and potential Year 2000 readiness issues at all of its principal locations. Based on this information, the Company has determined that it is required to modify portions of its software so that its

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------

computer systems will properly utilize dates beyond December 31, 1999. In addition, the Company is dependent on third-party computer systems and applications, particularly with respect to such critical tasks as accounting, billing and buying, planning and paying for media, as well as on its own computer systems and internally developed applications. The Company intends to modify or replace all affected systems, and is also evaluating the adequacy of the processes and progress of third-party vendors of systems that may be affected by the Year 2000 issue. The Company believes that it has identified all critical third-party vendors, and is currently testing and monitoring the Year 2000 readiness of such vendors. The Company envisages that the testing phase of its Year 2000 readiness plan will be substantially completed by March 1999, and that the implementation phase will be substantially completed by the middle of 1999.

      The Company believes that, through upgrades, modifications, and replacement of its existing hardware, software and non-IT systems, it will achieve Year 2000 readiness. However, if such upgrades, modifications and replacements are not made, or are not made in a timely manner, the Year 2000 issue could have a material impact on the Company's operations.

      Based on the Company's current estimates, incremental out-of-pocket costs of its Year 2000 program are expected to be immaterial in each of 1998 and 1999. These costs, a portion of which will be capitalizable, include third party consultants

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------

and replacement and remediation of existing computer software and hardware. Such costs do not include internal management time, the effects of which are not expected to be material to the Company's results of operations or financial condition. The Company will continue to refine its estimates of the costs of its Year 2000 efforts, through the update of reports from each location and through the completion of its annual capital expenditure budget review process. To the extent applicable, more detailed information on costs will be included in the Company's Annual Report on Form 10-K.

      At this stage of the process, the Company believes that it is difficult to specifically identify the cause of the most reasonable worst case Year 2000 scenario. Due to the decentralized nature of the Company's structure and systems, the Company believes that a reasonable worst case scenario would involve the failures of significant third parties (including entities with which the Company has no direct involvement) that continue for more than several days and affect a significant number of the Company's operating locations. The Company is considering various contingency plans in the event of such failures. The development of the Company's contingency plans will be ongoing and will reflect additional information with regard to third parties' Year 2000 readiness as it is received.

      The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes

                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------

available. While the Company anticipates continuity of its business activities, that continuity will be dependent upon its ability, and the ability of third parties with whom the Company relies on directly, or indirectly, to be Year 2000 compliant.

Forward-Looking Statements

      This "Management's Discussion of Financial Condition and Results of Operations" contains disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "will," "expect," "project," "estimate," "anticipate," "envisage," "plan" or "continue." These forward-looking statements are based upon the Company's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and anticipated actions and the Company's future financial condition and results. The uncertainties and risks include, but are not limited to, general economic conditions; the impact of competition in the marketing and communications industry; risks relating to acquisition activities; the complexity of integrated computer systems; and the success and expense of the remediation efforts of the Company, its subsidiaries and third parties in achieving Year 2000 compliance. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

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

                                                  Omnicom Group Inc.
                                                    (Registrant)

Date  November 13, 1998                        /s/  John D. Wren
                                               -----------------------------
                                               John D. Wren
                                               Chief Executive Officer
                                               and President

Date  November 13, 1998                        /s/  Jonathan E. Ramsden
                                               -----------------------------
                                               Jonathan E. Ramsden
                                               Controller
                                               (Principal Accounting Officer)