Form 10-K405
period 1998-12-31
OMNICOM GROUP INC
filed 1999-03-30
CIK 29989

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended: December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      At March 15, 1999, there were 178,128,121 shares of Common Stock, $.50 par value, outstanding; the aggregate market value of the voting stock held by nonaffiliates at March 15, 1999 was approximately $12,191,950,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's definitive proxy statement relating to its annual meeting of shareholders scheduled to be held on May 17, 1999 are incorporated by reference into Part III of this Report.

================================================================================

                               OMNICOM GROUP INC.

                                   ----------

                       Index to Annual Report on Form 10-K
                          Year Ended December 31, 1998

                                                                            Page
                                                                            ----

PART I

Item 1.  Business........................................................      1
Item 2.  Properties......................................................      3
Item 3.  Legal Proceedings...............................................      3
Item 4.  Submission of Matters to a Vote of Security Holders.............      3
Supplemental Item.  Executive Officers of the Registrant.................      4

PART II

Item 5.  Market for Registrant's Common Equity and
           Related Stockholder Matters...................................      5
Item 6.  Selected Financial Data.........................................      6
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................      6
Item 7A. Quantitative and Qualitative Disclosures About
           Market Risk...................................................     11
Item 8.  Financial Statements and Supplementary Data.....................     11
Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...........................     11

PART III

Item 10. Directors and Executive Officers of the Registrant..............     11
Item 11. Executive Compensation..........................................     11
Item 12. Security Ownership of Certain Beneficial Owners
           and Management................................................     11
Item 13. Certain Relationships and Related Transactions..................     11

      The information called for by Items 10, 11, 12 and 13, to the extent not included in this document, is incorporated herein by reference to such information to be included under the captions "Election of Directors," "Common Stock Ownership of Management," "Directors' Compensation" and "Executive Compensation," in the Company's definitive proxy statement which is expected to be filed by April 5, 1999.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K ..........................................     12

                                     PART I

Item 1.  Business

      Omnicom Group Inc., through its wholly and partially-owned companies (hereinafter collectively referred to as the "Company" or the "Omnicom Group"), provides corporate communications services to clients worldwide on a global, pan-regional, national and local basis. Operations cover the major regions of North America, the United Kingdom, Germany, France, the remainder of Continental Europe, Latin America, the Far East, Australia, the Middle East and Africa. In both 1998 and 1997, approximately 50% of the Omnicom Group's billings came from its non-U.S. operations. The communications services offered by the Company include advertising in various media such as television, radio, newspaper, magazines, outdoor, and the internet, as well as, public relations, specialty advertising, direct response and promotional marketing, strategic media planning and buying, and internet and digital media development.

      According to the unaudited industry-wide figures published in 1998 by the trade journal Advertising Age, Omnicom Group Inc. was ranked as the largest advertising agency group worldwide.

Corporate Communications Services

      The Omnicom Group companies provide a variety of advertising and marketing communication services to their clients, including: the creation and production of advertising, marketing consultation, strategic media planning and buying, financial and business-to-business advertising, directory advertising, healthcare communications, managed care consultancy, recruitment communications, branding consultancy, digital communications, contract publishing, design and image consultancy, direct/database marketing, field marketing, integrated promotional marketing, public affairs, corporate and financial public relations, reputation management, sports and event marketing, telemarketing, and internet and digital media development.

Brands

      The above services are provided to clients through numerous worldwide, national and regional independent agency brands. These brands include, among others, BBDO Worldwide, DDB Needham Worldwide, TBWA Worldwide, Adelphi Group, Alcone Marketing Group, Bernard Hodes Advertising, Brodeur Worldwide, Case*Dunlap, Clark & Weinstock, Claydon Heeley, Copithorne & Bellows, CPM International, Diversified Healthcare Communications Group, Doremus & Company, Fleishman-Hillard, Gavin Anderson & Company, GMR Marketing, Goodby, Silverstein & Partners, GPC International, Griffin Bacal, GSD&M, Health & Medical Communications Group, Integer Group, Interbrand, Ketchum, Ketchum Directory Advertising, Martin-Williams, Merkley Newman Harty, Moss Dragoti, Optimum Media Direction, Porter Novelli International, Rapp Collins Worldwide, TARGIS Healthcare Communications Worldwide, The Designory, TicToc and TLP, Inc. Additionally, through its wholly-owned subsidiary Communicade, Omnicom has significant minority equity investments in five interactive marketing agencies:
AGENCY.COM, Razorfish and Think New Ideas, headquartered in New York and Red Sky Interactive and Organic Online, in San Francisco, California.

Markets

      The Omnicom Group agency brands provide services to their clients on a global, pan-regional, national and local basis. These agencies operate throughout the major cities of the United States and through subsidiaries and affiliates in Argentina, Australia, Austria, Belgium, Brazil, Bulgaria, Canada, Chile, China, Colombia, Costa Rica, Croatia, Cyprus, the Czech Republic, Denmark, Egypt, El Salvador, Estonia, Finland, France, Germany, Greece, Guatemala, Honduras, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Kuwait, Latvia, Lebanon, Lithuania, Malaysia, Mexico, the Netherlands, New Zealand, Nicaragua, Norway, Panama, Peru, the Philippines, Poland, Portugal, Puerto Rico, Romania, Russia, Saudi Arabia, Singapore, the Slovak Republic, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom, Uruguay, Venezuela and other countries around the world.

      For financial information concerning domestic and foreign operations and segment reporting see Note 5 of the Notes to Consolidated Financial Statements.

Clients

      The clients of the Omnicom Group include major industrial, financial and service industry companies as well as smaller, pan-regional, national and local clients.

      The Omnicom Group's ten largest clients accounted for approximately 19% of 1998 commission and fees. The majority of these have been clients on average for more than twenty-five years. Twelve Omnicom Group agency brands provided services to the Company's largest client, which accounted for approximately 5% of 1998 commissions and fees.

Commissions and Fees

      Commissions charged on media billings are not uniform and are negotiated with the client. In accordance with industry practice, the media source typically bills the agency for the time or space purchased and the Omnicom Group companies bill their clients for this amount plus the commission.

      In many cases, fees are generated in lieu of commissions. Several different fee arrangements are used depending on the client and individual agency. In general, fee charges relate to the cost of providing services plus a markup.

      Revenues are dependent upon the marketing requirements of clients and tend to be highest in the second and fourth quarters of the calendar year.

Competitive Conditions

      The Company's business is highly competitive and accounts may shift agencies, usually on 90 days' notice. Clients may also reduce advertising and marketing budgets at any time. An agency's ability to compete for new clients is affected in some instances by the policy, which many advertisers and marketers follow, of not permitting their agencies to represent competitive accounts in the same market. As a result, increasing size may limit an agency's potential for securing certain new clients. In the vast majority of cases, however, Omnicom Group's consistent maintenance of separate, independent agency brands have enabled the Company to represent competing clients.

      The Omnicom agency brands have sought, and will seek, new business by showing potential clients examples of advertising and marketing campaigns and by explaining the variety of related services offered. The Omnicom Group competes in the United States and internationally with a multitude of full service and special service agencies. In addition to the usual risks of the Company's business, international operations are subject to the risk of currency exchange fluctuations, exchange control restrictions and to actions of governmental authorities.

Employees

      The business success of the Omnicom Group is, and will continue to be, highly dependent upon the skills and creativity of its creative, research, media and account personnel and their relationships with clients. The Company believes its agencies have established reputations for creativity and marketing expertise which attract, retain and stimulate talented personnel. There is substantial competition among advertising agencies for talented personnel and all agencies are vulnerable to adverse consequences from the loss of key individuals. Employees are generally not under employment contracts and are free to move to competitors. The Company believes that its compensation arrangements for its key employees, which in addition to base salaries and performance bonuses may include stock options, restricted stock and retirement plans, are highly competitive with those of other advertising agencies. As of December 31, 1998, the Omnicom Group, excluding unconsolidated companies, employed approximately 35,600 persons, of which approximately 15,300 were employed in the United States and approximately 20,300 were employed in its international offices.

Government Regulation

      The Company's business is subject to government regulation, both within and outside the United States. In the United States, federal, state and local governments and their agencies and various consumer groups have directly or indirectly affected or attempted to affect the scope, content and manner of presentation of advertising. The continued activity by government and by consumer groups regarding advertising may cause further change in domestic advertising practices in the coming years. While the Company is unable to estimate the effect of these developments on its U.S. business, management believes the total volume of advertising in general media in the United States will not be materially reduced due to future legislation or regulation, even though the form, content, and manner of presentation of advertising may be modified. In addition, the Company will continue to ensure that its management and operating personnel are aware of and are responsive to the possible implications of such developments.

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

Domestic

      The Company's corporate office occupies approximately 50,000 sq. ft. of space at 437 Madison Avenue, New York, New York under a lease expiring in the year 2010.

      Offices in Atlanta, Boston, Chicago, Coral Gables, Dallas, Detroit, Houston, Irvine, Kansas City, Los Angeles, Minneapolis, New York, Palo Alto, Philadelphia, Pittsburgh, San Francisco, San Jose, Seattle, Stamford, St. Louis and Washington D.C. and at various other locations occupy approximately an aggregate of 5,018,000 sq. ft. of space under leases with varying expiration dates.

International

      The Company's international subsidiaries in Australia, Austria, Belgium, Brazil, Bulgaria, Canada, Chile, China, Croatia, the Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hong Kong, Hungary, India, Ireland, Italy, Japan, Latvia, Malaysia, Mexico, the Netherlands, New Zealand, Norway, the Philippines, Poland, Portugal, Puerto Rico, Romania, Singapore, the Slovak
Republic, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Thailand and the United Kingdom occupy premises under leases with various expiration dates.

Item 3. Legal Proceedings

      The Company has no material pending legal proceedings, other than ordinary routine litigation incidental to its business.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the last quarter of 1998.

Supplemental Item. Executive Officers of the Registrant

      The individuals named below are Executive Officers of the Company and, except as indicated below, have held their current positions during the last five years:

             Name                                     Position                                        Age
             ----                                     --------                                        ---
Bruce Crawford................   Chairman of Omnicom Group                                             70
John D. Wren..................   Chief Executive Officer & President of Omnicom Group                  46
Randall J. Weisenburger.......   Executive Vice President and Chief Financial Officer                  40
Dennis E. Hewitt..............   Treasurer of Omnicom Group                                            54
Barry J. Wagner...............   Secretary & General Counsel of Omnicom Group                          58
Philip J. Angelastro..........   Controller of Omnicom Group                                           34
Allen Rosenshine..............   Chairman & Chief Executive Officer of BBDO Worldwide                  60
James A. Cannon...............   Vice Chairman & Chief Financial Officer of BBDO Worldwide             60
Keith L. Reinhard.............   Chairman & Chief Executive Officer of DDB Needham Worldwide           64

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

      Randall J. Weisenburger joined the Company in September 1998 and became its Executive Vice President and Chief Financial Officer on January 1, 1999. Mr. Weisenburger was previously with Wasserstein Perella & Co., where he was President and Chief Executive Officer of Wasserstein Perella Management Partners, its merchant banking subsidiary.

      Dennis E. Hewitt was promoted to Treasurer of the Company in January 1994. Mr. Hewitt joined the Company in May 1988 as Assistant Treasurer.

      Barry J. Wagner was promoted to Secretary and General Counsel of the Company in May 1995. Mr. Wagner was previously Assistant Secretary of the Company.

      Philip J. Angelastro was promoted to Controller of the Company effective February 1, 1999. Mr. Angelastro joined the Company in June 1997 as Vice President of Finance with Diversified Agency Services after being a Partner at Coopers & Lybrand LLP.

      Similar information with respect to the remaining Executive Officers of the Company, who are all directors of the Company, can be found in the Company's definitive proxy statement expected to be filed April 5, 1999.

                                                      PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Price Range of Common Stock and Dividend History

      The Company's Common Stock is listed on the New York Stock Exchange under the symbol "OMC". The table below shows the range of quarterly high and low sale prices reported on the New York Stock Exchange Composite Tape for the Company's common stock for the periods indicated and the dividends paid per share on the common stock for such periods; the reported last sales price on March 15, 1999 was $69 1/2. Certain sales prices and per share amounts give effect to the two-for-one stock split completed December 1997.

                                                                Dividends Paid
                                                                 Per Share of
                                         High         Low        Common Stock
                                         -----        ----       ------------
      1997
           First Quarter..............  26 7/16     22 5/16          .10
           Second Quarter.............  32 1/8      23 15/16         .10
           Third Quarter..............  37 1/8      31 1/32          .125
           Fourth Quarter.............  42 3/8      33               .125

      1998
           First Quarter..............  47 1/16     37 7/8           .125
           Second Quarter.............  49 7/8      45 1/2           .125
           Third Quarter..............  57 1/4      45               .125
           Fourth Quarter.............  58          38 9/16          .15

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

      On February 2, 1999 the Board of Directors declared a regular quarterly dividend of $0.15 per share of common stock, payable April 1, 1999 to holders of record on March 12, 1999.

      Approximate Number of Equity Security Holders

                                                           Approximate Number of
                                                              Record Holders
                  Title of Class                             on March 15, 1999
                  --------------                           ---------------------
     Common Stock, $.50 par value........................           3,696
     Preferred Stock, $1.00 par value ...................           None

Item 6. Selected Financial Data

      The following table sets forth selected financial data of the Company and should be read in conjunction with the consolidated financial statements which begin on page F-1. Certain per share amounts give effect to the two-for-one stock split completed December 1997.

                                                      (Dollars in Thousands Except Per Share Amounts)
                                          ------------------------------------------------------------------
                                             1998           1997          1996         1995          1994
                                          ----------     ----------    ----------   ----------    ----------
For the year:
   Commissions and fees................   $4,092,042     $3,124,813    $2,641,667   $2,257,536    $1,907,795
   Income before change
      in accounting principles.........      285,068        222,415       176,329      139,955       111,495
   Net income .........................      285,068        222,415       176,329      139,955        83,486
   Earnings per common share before
      change in accounting principles:
      Basic............................         1.72           1.40          1.17         0.95          0.80
      Diluted..........................         1.68           1.37          1.12         0.93          0.77
   Cumulative effect of change in
      accounting principles:
      Basic............................           --             --            --           --         (0.20)
      Diluted..........................           --             --            --           --         (0.20)
   Earnings per common share after
      change in accounting principles:
      Basic............................         1.72           1.40          1.17         0.95          0.60
      Diluted..........................         1.68           1.37          1.12         0.93          0.59
Dividends declared per common
      share............................        0.525           0.45         0.375         0.33          0.31
At year end:
   Total assets........................    6,910,060      4,965,743     4,055,943    3,527,677     3,040,211
   Long-term obligations:
      Long-term debt and convertible
        subordinated debentures........      715,864        341,665       204,744      290,379       199,487
      Deferred compensation and
        other liabilities..............      220,668        114,668       124,739      122,623       150,291

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      In 1998, domestic revenues from commissions and fees increased 29.8 percent. The effect of acquisitions, net of divestitures, accounted for a 12.5 percent increase. The remaining 17.3 percent increase was due to the growth of existing businesses, including net new business gains and higher net spending from existing clients.

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

      In 1998, international revenues increased 32.2 percent. The effect of acquisitions, net of divestitures, accounted for a 20.8 percent increase in international revenues. Changes in the foreign exchange value of the U.S. dollar decreased international revenues by 2.9 percent. The remaining 14.3 percent increase was due to the growth of existing businesses, including net new business gains and higher net spending from existing clients.

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

      In 1998, worldwide operating expenses increased 29.8 percent. Acquisitions, net of divestitures during the year, accounted for a 16.5 percent increase in worldwide operating expenses. Changes in the foreign exchange value of the U.S. dollar decreased worldwide operating expenses by 1.3 percent. The remaining 14.6 percent increase was caused by normal salary increases and growth in out-of-pocket expenditures to service the increased revenue base. Net foreign exchange gains did not significantly impact operating expenses for the year.

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

      Net interest expense in 1998 increased $17.7 million. This increase primarily reflects higher average borrowings during the year, resulting in part from the issuance of the 21/4% Convertible Subordinated Debentures and the 5.20% French franc Notes, partially offset by the effect of higher average amounts of cash and marketable securities invested during the year.

      Net interest expense in 1997 increased $1.0 million. The effect of higher average borrowings during the year, resulting in part from the issuance of the 41/4% Convertible Subordinated Debentures, was offset by the effect of higher average amounts of cash and marketable securities invested during the year.

      Net interest expense in 1996 decreased $6.9 million, due primarily to lower average interest rates on borrowings and the conversion of the 4.5%/6.25% Step-Up Convertible Subordinated Debentures in September 1996.

      In 1998, the effective tax rate increased to 41.5 percent. The increase primarily reflects higher effective tax rates at the Company's international subsidiaries.

      In 1997, the effective tax rate increased to 41.0 percent. This increase primarily reflects higher effective tax rates at the Company's international subsidiaries.

      In 1996, the effective tax rate increased to 40.5 percent. This increase reflects an increase in the effective rate of state and local taxes.

      In 1998, consolidated net income increased 28.2 percent. This increase was the result of revenue growth and margin improvement, partially offset by a decrease in equity income and an increase in minority interest expense. Operating margin, which excludes net interest expense, increased to 13.7 percent in 1998 from 12.9 percent in 1997 as a result of greater growth in commission and fee revenue than the growth in operating expenses. The decrease in equity income was primarily due to the conversion of certain affiliates into subsidiaries and to decreased earnings at certain of the Company's equity affiliates. The increase in minority interest expense was caused by higher earnings from companies in which minority interests exist and additional
minority  interests  resulting  from  acquisitions.   In  1998,  the  impact  of
acquisitions, net of divestitures, resulted in a 13.5 percent increase in consolidated net income, while changes in the foreign exchange value of the U.S. dollar decreased consolidated net income by 1.9 percent.

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

      At December 31, 1998, accounts receivable less allowance for doubtful accounts, increased by $666.4 million from December 31, 1997. At December 31, 1998, accounts payable and other accrued liabilities increased by $676.8 million and $366.9 million, respectively, from December 31, 1997. These increases were primarily due to an increased volume of activity resulting from business growth and acquisitions during the year and, in the case of accounts payable, differences in the timing of payments to media and other suppliers in 1998 as compared to 1997.

      The Company is subject to the risk of currency exchange rate fluctuations related to its international operations. This risk is generally limited to the net income of the operations as the revenues and expenses of the operations are generally denominated in the same currency. The Company or its international operations may in some cases enter into hedging transactions to minimize the risk of adverse currency exchange rate fluctuations on the net income of the operation. The Company's major international markets are Australia, Brazil, Canada, France, Germany, the Netherlands, Spain and the United Kingdom.

      As part of managing the Company's exposures to currency exchange and market interest rates, the Company periodically enters into derivative financial instruments. Derivative financial instruments are subject to market and counterparty risk. Market risk is the potential for loss resulting from changes in market conditions. The Company periodically determines the potential loss from market risk by performing a value-at-risk computation. Value-at-risk uses a statistical model that utilizes historic currency exchange and interest rate data to measure the potential impact on future earnings of the Company's existing portfolio of derivative financial instruments. The value-at-risk analysis performed on the Company's December 31, 1998 portfolio of derivative financial instruments indicated that the risk of loss was immaterial. Counterparty risk arises from the inability of a counterparty to meet its obligations. To minimize counterparty risk, the Company only enters into derivative contracts with major well-known banks that have credit ratings equal to or better than the Company's.

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

      At December 31, 1998 and 1997, the Company had forward foreign exchange contracts outstanding with an aggregate notional principal amount of $865 million and $584 million, respectively, most of which were denominated in the Company's major international market currencies. These contracts predominantly hedge certain of the Company's intercompany receivables and payables which are recorded in a currency different from that in which they will settle. The terms of these contracts are generally three months or less.

      At December 31, 1998, the Company had Japanese yen 16.3 billion aggregate notional principal amount of cross currency interest rate swaps. The swaps convert a portion of the Company's U.S. dollar floating rate debt into fixed rate Japanese yen debt and effectively hedge the Company's net investment in Japanese yen denominated assets.

      At December 31, 1998 and 1997, the Company had no other derivative contracts outstanding.

Year 2000 Issue

      The Year 2000 issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Accordingly, any of the computer programs utilized by the Company that have date sensitive software may cause system failures or miscalculations if data entry of "00" is recognized as a date other than 2000.

      The Company has developed a Year 2000 readiness plan to address Year 2000 issues. This plan has included the establishment of Omnicom 2000, a special purpose entity dedicated to ensuring that Omnicom companies are addressing and resolving Year 2000 compliance issues. Omnicom 2000 comprises an Executive Committee of senior executives from Omnicom and its principal subsidiaries, and a team of dedicated internal managers and consultants. Omnicom 2000 has also retained external managers and consultants to assist in project management and quality control. The Company's plan includes an assessment phase, a testing phase, an implementation phase and a contingency planning phase. Additionally, the Audit Committee of the Board of Directors meets periodically to review progress against the plan.

      As part of its assessment phase, the Company has compiled a detailed inventory of systems and potential Year 2000 readiness issues at all of its principal locations. Based on this information, the Company has determined that it is required to modify portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. In addition, the Company is dependent on third-party computer systems and applications, particularly with respect to such tasks as accounting, billing and buying, planning and paying for media. The Company is in the process of modifying or replacing affected systems, and is also evaluating the adequacy of the processes and progress of third-party vendors of systems that may be affected by the Year 2000 issue. The Company believes that it has identified critical third-party vendors, and it recently completed its testing of these critical vendors to determine their Year 2000 readiness. The Company has been working with and will continue to work with these and other vendors and believes they will be Year 2000 compliant. As a result of the above, the assessment phase is nearly complete. Additionally, the Company believes that the implementation phase of its Year 2000 readiness plan will be substantially completed by the middle of 1999. Contingency planning will continue throughout 1999.

      The Company believes that, through upgrades, modifications, and replacement of its existing hardware, software and non-IT systems, it will achieve Year 2000 readiness. However, if such upgrades, modifications and replacements are not made, or are not made in a timely manner, the Year 2000 issue could have a material impact on the Company's operations.

      The out-of-pocket costs incurred in 1998 for its Year 2000 program were not material to consolidated results of operations and are expected to be immaterial in 1999. These costs, the majority of which will not be capitalizable, include third party consultants and the replacement and remediation of existing computer software and hardware. Such costs do not include internal management time, the effects of which are also not expected to be material to the Company's results of operations or financial condition. The Company will continue to refine its estimates of the costs of its Year 2000 efforts, through progress reports from each location and through its capital expenditure budget review process.

      At this stage of the process, the Company believes that it is difficult to specifically identify the cause of the most reasonable worst case Year 2000 scenario. Due to the decentralized nature of the Company's structure and systems, the Company believes that a reasonable worst case scenario could involve the failures of significant third parties (including entities with which the Company has no direct involvement such as telecommunications companies and public utilities) that continue for more than several days and affect a significant number of the Company's operating locations. The Company is considering various contingency planning approaches in the event of such failures and is currently developing a plan for its operations to follow in the event of a Year 2000 failure. The development of the Company's contingency plans will be ongoing and will reflect additional information with regard to third parties' Year 2000 readiness as it is received.

      The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. While the Company anticipates continuity of its business activities, that continuity will be dependent upon its ability, and the ability of third parties with whom the Company relies on directly, or indirectly, to be Year 2000 compliant.

Capital Resources and Liquidity

      Cash and cash equivalents increased $91.6 million during 1998 to $648.0 million at December 31, 1998. The Company's positive net cash flow provided by operating activities was maintained. After annual cash outlays for dividends paid to shareholders and minority interests and the repurchase of the Company's common stock for employee programs, the balance of the cash flow, together with the proceeds from the issuance of debt obligations, was used to fund acquisitions, make capital expenditures and repay debt obligations.

      On June 24, 1998, the Company issued French franc 1 billion (approximately $164 million at the June 24, 1998 exchange rate) of 5.20% Notes with a scheduled maturity in 2005.

      On March 4, 1998, the Company issued 4,000,000 shares of common stock for aggregate proceeds before expenses of $171.4 million.

      On January 6, 1998, the Company issued $230.0 million of 21/4% Convertible Subordinated Debentures with a scheduled maturity in 2013. The debentures are convertible into common stock of the Company at a conversion price of $49.83 per share subject to adjustment in certain events. Debenture holders have the right to require the Company to redeem the debentures on January 6, 2004 at a price of 118.968%, or upon the occurrence of a Fundamental Change, as defined in the indenture agreement, at the prevailing redemption price. The Company may redeem the debentures, as a whole or in part, on or after December 31, 2001 initially at 112.841% and at increasing prices thereafter to 118.968% until January 6, 2004, and 100% thereafter. Unless the debentures are redeemed, repaid, or converted prior thereto, the debentures will mature on January 6, 2013 at their principal amount.

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

      On March 1, 1996, the Company issued Deutsche Mark 100 million Floating Rate Bonds (approximately $68 million at the March 1, 1996 exchange rate) due March 1, 1999. The bonds are unsecured, unsubordinated obligations of the Company and bear interest at a per annum rate equal to Deutsche Mark three month LIBOR plus 0.375%. The bonds matured on March 1, 1999 and were repaid at par.

      The Company maintains relationships with a number of banks worldwide, which have extended unsecured committed lines of credit in amounts sufficient to meet the Company's cash needs. At December 31, 1998, the Company had $701 million in such unsecured committed lines of credit, comprised of a $500 million revolving credit agreement expiring June 30, 2003, and $201 million in lines of credit, principally outside of the United States. Of the $701 million in unsecured committed lines, $35 million were used at December 31, 1998. Management believes the aggregate lines of credit available to the Company are adequate to support its short-term cash requirements including dividends, capital expenditures, acquisitions, debt repayments and maintenance of working capital.

      The Company anticipates that the year end cash position, together with the future cash flows from operations and funds available under existing credit facilities will be adequate to meet its long-term cash requirements as presently contemplated.

Forward Looking Statements

      This report contains disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "will," "expect," "project," "estimate," "anticipate," "envisage," "plan" or "continue." These forward-looking statements are based upon the Company's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and anticipated actions and the Company's future financial condition and results. The uncertainties and risks include, but are not limited to, general economic and business conditions; loss of significant customers; changes in levels of client advertising; the impact of competition; risks relating to acquisition activities; the complexity of integrated computer systems; and the success and expense of the remediation efforts of the Company, its subsidiaries and third parties in achieving Year 2000 compliance. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

      Information with respect to quantitative and qualitative disclosure about market risk is set forth under Item 7 in Part II of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

      The financial statements and supplementary data required by this item appear beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Information with respect to the directors of the Company and compliance with Section 16 rules is incorporated by reference to the Company's definitive proxy statement expected to be filed by April 5, 1999. Information regarding the Company's executive officers is set forth under the Supplemental Item in Part I of this Form 10-K.

Item 11. Executive Compensation

      Incorporated by reference to the Company's definitive proxy statement expected to be filed by April 5, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference to the Company's definitive proxy statement expected to be filed by April 5, 1999.

Item 13. Certain Relationships and Related Transactions

      Incorporated by reference to the Company's definitive proxy statement expected to be filed by April 5, 1999.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                            Page
                                                                            ----

(a)1. Financial Statements:

      Report of Management................................................  F-1
      Report of Independent Public Accountants............................  F-2
      Consolidated Statements of Income for the three
        years ended December 31, 1998.....................................  F-3
      Consolidated Balance Sheets at December 31,
        1998 and 1997.....................................................  F-4
      Consolidated Statements of Shareholders' Equity
        for the three years ended December 31, 1998.......................  F-5
      Consolidated Statements of Cash Flows for the three years
        ended December 31, 1998...........................................  F-6
      Notes to Consolidated Financial Statements..........................  F-7
      Quarterly Results of Operations (Unaudited).........................  F-21

   2. Financial Statement Schedules:

      Schedule II--Valuation and Qualifying Accounts (for the
        three years ended December 31, 1998)..............................  S-1

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

      4.10 Registration Rights Agreement dated January 6, 1998, between the Registrant and Morgan Stanley & Co. Incorporated related to the Registrant's 21/4% Convertible Subordinated Debentures due 2013 filed as Exhibit 4.3 to Omnicom Group Inc.'s Report on Form 8-K dated January 20, 1998 is incorporated herein by reference.

      4.11 Fiscal Agency Agreement dated June 24, 1998, in connection with the issuance of FRF 1,000,000,000 5.20 % Notes due 2005 filed as Exhibit 4.1 to Omnicom Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

      4.12 Subscription Agreement dated June 22, 1998 by and among Omnicom Group Inc., Morgan Stanley S.A. and Others, in connection with the issuance of FRF 1,000,000,000 5.20 % Notes due 2005 filed as Exhibit 4.2 to Omnicom Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

      4.13 Deed of the Covenant dated June 24, 1998, in connection with the issuance of FRF 1,000,000,000 5.20 % Notes due 2005 filed as Exhibit 4.3 to Omnicom Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

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

      10.3 Copy of Registrant's Profit-Sharing Retirement Plan dated May 16, 1988, as amended, filed as Exhibit 4.1 to Omnicom Group Inc.'s Form S-8 Registration Statement No. 333-74591, is incorporated herein by reference.

      10.4 Standard Form of the Registrant's 1988 Executive Salary Continuation Plan Agreement, filed as Exhibit 10.24 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.

      10.5 Standard Form of the Registrant's Indemnification Agreement with members of Registrant's Board of Directors, filed as
                  Exhibit 10.25 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.

      10.6 Copy of DDB Needham Worldwide Joint Savings Plan, effective as of May 1, 1989, filed as Exhibit 10.26 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.

      10.7 Copy of Severance Agreement dated July 6, 1993, between Keith Reinhard and The DDB Needham Worldwide Communications Group, Inc. (then known as DDB Needham Worldwide, Inc.), filed as
                  Exhibit 10.11 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

      10.8        Copy of  Employment  Agreement  dated  May 26,  1993,  between
                  William  G.  Tragos  and  TBWA  International  B.V.,  filed as
                  Exhibit 10.13 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

      10.9 Copy of Deferred Compensation Agreement dated October 12, 1984, between William G. Tragos and TBWAChiat/Day Inc. (then known as TBWA Advertising Inc.), filed as Exhibit 10.14 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

      10.10 Standard Form of Severance Compensation Agreement incorporated by reference to BBDO International Inc.'s Form S-1 Registration Statement filed with the Securities and Exchange Commission on September 28, 1973, is incorporated herein by reference.

      10.11 Omnicom Group Inc. 1998 Incentive Compensation Plan, filed as Exhibit A to Omnicom Group Inc.'s Proxy Statement dated April 6, 1998, is incorporated herein by reference.

                  Other Material Contracts.

      10.12 Copy of $500,000,000 Amended and Restated Credit Agreement, dated as of May 10, 1996 amended and restated as of February 20, 1998, between Omnicom Finance Inc., Omnicom Finance Limited, ABN AMRO Bank N.V., Chase Securities Inc. and the financial institutions party thereto, filed as Exhibit 10.16 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

      (21)        Subsidiaries of the Registrant

      (23)        Consents of Experts and Counsel.

      23.1        Consent of Arthur Andersen LLP

      (24) Powers of Attorney from Bernard Brochand, Robert J. Callander, James A. Cannon, Leonard S. Coleman, Jr., Bruce Crawford, Susan S. Denison, John R. Murphy, John R. Purcell, Keith L. Reinhard, Allen Rosenshine, Gary L. Roubos, Quentin I. Smith, Jr. and Egon P. S. Zehnder.

      (27)        Financial Data Schedule (filed in electronic format only).

(b) Reports on Form 8-K:

      No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1998.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              OMNICOM GROUP INC.

Date: March 29, 1999                          By: /s/ RANDALL J. WEISENBURGER
                                                  ------------------------------
                                                    Randall J. Weisenburger
                                                  Executive Vice President and
                                                    Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                         Title                   Date
             ---------                         -----                   ----

        /s/ BRUCE CRAWFORD*           Chairman and Director       March 29, 1999
----------------------------------
         (Bruce Crawford)

         /s/ JOHN D. WREN             Chief Executive Officer     March 29, 1999
----------------------------------   and President and Director
          (John D. Wren)

    /S/ RANDALL J. WEISENBURGER       Executive Vice President    March 29, 1999
----------------------------------   and Chief Financial Officer
     (Randall J. Weisenburger)

     /S/ PHILIP J. ANGELASTRO           Controller (Principal     March 29, 1999
----------------------------------       Accounting Officer)
      (Philip J. Angelastro)

       /s/ BERNARD BROCHAND*                  Director            March 29, 1999
----------------------------------
        (Bernard Brochand)

     /s/ ROBERT J. CALLANDER*                 Director            March 29, 1999
----------------------------------
       (Robert J. Callander)

       /s/ JAMES A. CANNON*                   Director            March 29, 1999
----------------------------------
         (James A. Cannon)

   /s/ LEONARD S. COLEMAN, JR.*               Director            March 29, 1999
----------------------------------
     (Leonard S. Coleman, Jr.)

       /s/ SUSAN S. DENISON*                  Director            March 29, 1999
----------------------------------
        (Susan S. Denison)

        /s/ JOHN R. MURPHY*                   Director            March 29, 1999
----------------------------------
         (John R. Murphy)

       /s/ JOHN R. PURCELL *                  Director            March 29, 1999
----------------------------------
         (John R. Purcell)

      /s/ KEITH L. REINHARD*                  Director            March 29, 1999
----------------------------------
        (Keith L. Reinhard)

       /s/ ALLEN ROSENSHINE*                  Director            March 29, 1999
----------------------------------
        (Allen Rosenshine)

        /s/ GARY L. ROUBOS*                   Director            March 29, 1999
----------------------------------
         (Gary L. Roubos)

    /s/ QUENTIN I. SMITH, JR.*                Director            March 29, 1999
----------------------------------
      (Quentin I. Smith, Jr.)

      /s/ EGON P.S. ZEHNDER*                  Director            March 29, 1999
----------------------------------
        (Egon P.S. Zehnder)

*By       BARRY J. WAGNER
----------------------------------
          Barry J. Wagner
          Attorney-in-fact

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

       The financial statements have been audited by independent public accountants. Their report expresses an independent informed judgment as to the fairness of management's reported operating results, cash flows and financial position. This judgment is based on the procedures described in the second paragraph of their report.

      The Audit Committee meets periodically with representatives of financial management, internal audit and the independent public accountants to assure that each is properly discharging their responsibilities. Additionally, the Audit Committee has met periodically to review progress against the Company's Year 2000 readiness plan. In order to ensure complete independence, the Audit Committee communicates directly and separately with the independent public accountants, internal audit and financial management to discuss the results of their audits, the adequacy of internal accounting controls and the quality of financial reporting.

            JOHN D. WREN                              RANDALL J. WEISENBURGER
-------------------------------------              -----------------------------
            John D. Wren                              Randall J. Weisenburger
Chief Executive Officer and President              Executive Vice President and
                                                     Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
  Shareholders of Omnicom Group Inc.:

      We have audited the accompanying consolidated balance sheets of Omnicom Group Inc. (a New York corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omnicom Group Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

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

                                                       ARTHUR ANDERSEN LLP

New York, New York
February 16, 1999

                       OMNICOM GROUP INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                               Years Ended December 31,
                                                (Dollars in Thousands
                                                Except Per Share Data)
                                      -----------------------------------------
                                          1998           1997           1996
                                          ----           ----           ----
COMMISSIONS AND FEES ..............   $ 4,092,042    $ 3,124,813    $ 2,641,667

OPERATING EXPENSES:
   Salaries and Related Costs .....     2,416,284      1,835,118      1,555,553
   Office and General Expenses ....     1,115,584        886,149        759,541
                                      -----------    -----------    -----------
                                        3,531,868      2,721,267      2,315,094
                                      -----------    -----------    -----------

OPERATING PROFIT ..................       560,174        403,546        326,573

NET INTEREST EXPENSE:
   Interest and Dividend Income ...       (29,577)       (20,811)       (12,725)
   Interest Paid or Accrued .......        69,602         43,112         34,067
                                      -----------    -----------    -----------
                                           40,025         22,301         21,342
                                      -----------    -----------    -----------

INCOME BEFORE INCOME TAXES ........       520,149        381,245        305,231

INCOME TAXES ......................       215,808        156,484        123,639
                                      -----------    -----------    -----------

INCOME AFTER INCOME TAXES .........       304,341        224,761        181,592
EQUITY IN AFFILIATES ..............        25,069         30,089         20,510
MINORITY INTERESTS ................       (44,342)       (32,435)       (25,773)
                                      -----------    -----------    -----------
NET INCOME ........................   $   285,068    $   222,415    $   176,329
                                      ===========    ===========    ===========
NET INCOME PER COMMON SHARE:
   Basic...........................   $      1.72    $      1.40    $      1.17
   Diluted.........................   $      1.68    $      1.37    $      1.12

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   A S S E T S

                                                               December 31,
                                                          (Dollars in Thousands)
                                                        ------------------------
                                                            1998         1997
                                                            ----         ----
CURRENT ASSETS:
    Cash and cash equivalents ........................  $  648,016   $  556,436
    Investments available-for-sale, at
        market, which approximates cost ..............      80,750       87,668
    Accounts receivable, less allowance for
        doubtful accounts of $57,475
        and $32,190 (Schedule II) ....................   2,574,897    1,908,532
    Billable production orders in process, at cost ...     245,873      183,145
    Prepaid expenses and other current assets ........     431,733      252,617
                                                        ----------   ----------
    Total Current Assets .............................   3,981,269    2,988,398
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
    at cost, less accumulated depreciation and
    amortization of $414,544 and $336,926 ............     326,550      239,667
INVESTMENTS IN AFFILIATES ............................     268,507      281,264
INTANGIBLES, less accumulated amortization of
   $282,516 and $235,257 .............................   2,031,058    1,234,539
DEFERRED TAX BENEFITS ................................     106,036       68,086
DEFERRED CHARGES AND OTHER ASSETS ....................     196,640      153,789
                                                        ----------   ----------
                                                        $6,910,060   $4,965,743
                                                        ==========   ==========

      L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y

CURRENT LIABILITIES:
    Accounts payable ................................   $3,272,015   $2,595,255
    Current portion of long-term debt ...............       65,101        3,358
    Bank loans ......................................       35,316       14,314
    Advance billings ................................      265,334      185,591
    Accrued taxes on income .........................       53,184       80,489
    Other accrued taxes .............................      126,883       93,390
    Other accrued liabilities .......................      953,210      586,342
    Dividends payable ...............................       25,310       20,246
                                                        ----------   ----------
    Total Current Liabilities .......................    4,796,353    3,578,985
                                                        ----------   ----------
LONG-TERM DEBT ......................................      267,367      123,165
CONVERTIBLE SUBORDINATED DEBENTURES .................      448,497      218,500
DEFERRED COMPENSATION AND OTHER LIABILITIES .........      220,668      114,668
MINORITY INTERESTS ..................................       90,707       63,686
COMMITMENTS AND CONTINGENT LIABILITIES (Note 10)
SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value,
        7,500,000 shares authorized,
        none issued .................................         --           --
    Common stock, $.50 par value, 300,000,000
        shares authorized, 177,291,763 and
        173,836,221 shares  issued in 1998
        and 1997, respectively ......................       88,646       86,918
    Additional paid-in capital ......................      643,782      533,412
    Retained earnings ...............................      750,226      555,038
    Unamortized restricted stock ....................      (58,060)     (46,745)
    Accumulated other comprehensive income ..........      (94,064)     (47,947)
    Treasury stock, at cost, 8,698,365 and
        11,721,122 shares in 1998 and 1997,
        respectively ................................     (244,062)    (213,937)
                                                        ----------   ----------
        Total Shareholders' Equity ..................    1,086,468      866,739
                                                        ----------   ----------
                                                        $6,910,060   $4,965,743
                                                        ==========   ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       Three Years Ended December 31, 1998
                             (Dollars in Thousands)

                                                                                                 Accumulated
                                             Common Stock      Additional           Unamortized     Other                  Total
                          Comprehensive  --------------------   Paid-in   Retained   Restricted Comprehensive Treasury Shareholders'
                             Income       Shares    Par Value   Capital   Earnings     Stock       Income      Stock      Equity
                          -------------  --------   ---------  ---------- --------  ----------- ------------- -------- -------------
Balance December 31,
  1995, as previously
  reported .............                159,685,952  $79,843   $ 351,062  $ 299,704  $ (30,739)   $(26,641)  $(121,722) $  551,507
Pooling of interests
  adjustment ...........                  2,413,706    1,207       5,082        436                                          6,725
                                       ------------  -------   ---------  ---------  ---------    --------   ---------  ----------
Balance January 1,
  1996, as restated ....                162,099,658   81,050     356,144    300,140    (30,739)    (26,641)   (121,722)    558,232
Comprehensive income:
  Net income ...........     176,329                                        176,329                                        176,329
  Other comprehensive
    income - foreign
    currency translation
    adjustments ........      30,131                                                                30,131                  30,131
                             -------
Comprehensive income ...     206,460
                             =======
Dividends declared .....                                                    (57,397)                                       (57,397)
Amortization of
  restricted shares ....                                                                13,895                              13,895
Share transactions
  under employee
  stock plans ..........                                           7,329               (22,601)                 26,893      11,621
Shares issued for
  acquisitions .........                                           9,382                                        17,808      27,190
Conversion of 4.5%/6.25%
  Step-Up Debentures ...                 10,477,356    5,239     138,511                                                   143,750
Repurchases of shares ..                                                                                      (103,073)   (103,073)
                                       ------------  -------   ---------  ---------  ---------    --------   ---------  ----------
Balance December 31,
  1996, as previously
  reported .............                172,577,014   86,289     511,366    419,072    (39,445)      3,490    (180,094)    800,678
Pooling of interests
  adjustment ...........                  1,088,974      544        (492)   (14,735)                                       (14,683)
                                       ------------  -------   ---------  ---------  ---------    --------   ---------  ----------
Balance January 1, 1997,
  as restated ..........                173,665,988   86,833     510,874    404,337    (39,445)      3,490    (180,094)    785,995
Comprehensive income:
  Net income ...........     222,415                                        222,415                                        222,415
  Other comprehensive
    income - foreign
    currency translation
    adjustments ........     (51,437)                                                              (51,437)                (51,437)
                             -------
Comprehensive income ...     170,978
                             =======
Dividends declared .....                                                    (71,714)                                       (71,714)
Amortization of
  restricted shares ....                                                                17,311                              17,311
Share transactions
  under employee
  stock plans ..........                                          16,321               (24,611)                 35,606      27,316
Shares issued for
  acquisitions .........                    170,233       85       6,217                                           313       6,615
Repurchases of shares ..                                                                                       (69,762)    (69,762)
                                       ------------  -------   ---------  ---------  ---------    --------   ---------  ----------
Balance December 31,
  1997, as previously
  reported .............                173,836,221   86,918     533,412    555,038    (46,745)    (47,947)   (213,937)    866,739
Pooling of interests
  adjustment ...........                  3,550,366    1,776     (26,285)    (2,455)                                       (26,964)
                                       ------------  -------   ---------  ---------  ---------    --------   ---------  ----------
Balance January 1, 1998,
  as restated ..........                177,386,587   88,694     507,127    552,583    (46,745)    (47,947)   (213,937)    839,775
Comprehensive income:
  Net income ...........     285,068                                        285,068                                        285,068
  Other comprehensive
    income - foreign
    currency translation
    adjustments ........     (46,117)                                                              (46,117)                (46,117)
                             -------
Comprehensive income ...     238,951
                             =======
Dividends declared .....                                                    (87,425)                                       (87,425)
Amortization of
  restricted shares ....                                                                21,489                              21,489
Share transactions
  under employee
  stock plans ..........                                          40,759               (32,804)                 43,012      50,967
Shares issued for
  acquisitions .........                     62,673       31       6,173                                         2,088       8,292
Issuance of new shares .                                          96,962                                        74,122     171,084
Repurchases/cancellations
  of shares ..                             (157,497)     (79)     (7,239)                                     (149,347)   (156,665)
                                       ------------  -------   ---------  ---------  ---------    --------   ---------  ----------
Balance December 31,
  1998 .................                177,291,763  $88,646   $ 643,782  $ 750,226  $ (58,060)   $(94,064)  $(244,062) $1,086,468
                                        ===========  =======   =========  =========  =========    ========   =========  ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Years Ended December 31,
                                                   (Dollars in Thousands)
                                            ------------------------------------
                                               1998        1997          1996
                                            ---------    ---------    ----------
Cash Flows From Operating Activities:
Net income ..............................   $ 285,068    $ 222,415    $ 176,329
  Adjustments to reconcile net income
      to net cash provided by
      operating activities:
      Depreciation and amortization
         of tangible assets .............      75,561       63,837       50,970
      Amortization of intangible assets .      57,374       39,036       34,849
      Minority interests ................      44,342       32,435       25,773
      Earnings of affiliates in excess
         of dividends received ..........     (12,143)     (15,654)      (5,068)
      Decrease (increase) in deferred
         tax benefits ...................      21,387       15,629       (4,081)
      Provisions for losses on
         accounts receivable ............      14,418        9,981        7,911
      Amortization of restricted shares .      21,489       17,311       13,895
      (Increase) decrease in accounts
         receivable .....................    (217,555)    (381,811)      31,511
      Increase in billable production
         orders in process ..............     (34,318)     (27,209)     (20,546)
      Increase in prepaid expenses
         and other current assets .......     (65,190)     (45,893)     (21,132)
      Increase in accounts payable ......     319,930      569,522      243,885
      Increase (decrease) in other
         accrued liabilities ............      70,367      123,053      (68,426)
      (Decrease) increase in accrued
         taxes on income ................     (39,326)      10,374       20,718
      (Increase) decrease in advances
         to affiliates ..................     (13,279)     (29,652)       2,151
      Decrease (increase) in deferred
         charges and other assets .......      15,175      (42,365)      10,869
      Other .............................     (71,935)     (27,253)      (5,583)
                                            ---------    ---------    ---------
Net Cash Provided by Operating
  Activities ............................     471,365      533,756      494,025
                                            ---------    ---------    ---------
Cash Flows From Investing
  Activities:
  Capital expenditures ..................     (89,739)     (76,172)     (48,777)
  Purchases of equity interests
      in subsidiaries and
      affiliates, net of cash acquired ..    (564,419)    (334,941)    (178,861)
  Sales of equity interests in
      subsidiaries and affiliates .......      78,099        6,705       52,861
  Purchases of investments
      available-for-sale and other
      investments .......................     (77,148)    (112,037)     (14,840)
  Sales of investments available-
      for-sale and other investments ....     101,735       41,798       25,775
                                            ---------    ---------    ---------
Net Cash Used in Investing Activities ...    (551,472)    (474,647)    (163,842)
                                            ---------    ---------    ---------
Cash Flows From Financing Activities:
  Proceeds from issuance of shares ......     171,084         --           --
  Net (repayments) borrowings
      under lines of credit .............      (7,719)       2,130      (16,114)
  Proceeds from issuances of
      debt obligations ..................     404,282      245,961       78,752
  Repayment of principal of
      debt obligations ..................    (134,606)     (81,389)     (20,485)
  Share transactions under
      employee stock plans ..............      50,967       27,316       11,621
  Dividends and loans to
      minority stockholders .............     (46,430)     (33,179)     (24,154)
  Dividends paid ........................     (82,361)     (67,621)     (54,311)
  Purchase of treasury shares ...........    (149,347)     (69,762)    (103,073)
                                            ---------    ---------    ---------
Net Cash Provided by (Used in)
  Financing Activities ..................     205,870       23,456     (127,764)
                                            ---------    ---------    ---------
  Effect of exchange rate changes
      on cash and cash equivalents ......     (34,183)     (36,396)      (6,151)
                                            ---------    ---------    ---------
Net Increase in Cash and
  Cash Equivalents ......................      91,580       46,169      196,268
Cash and Cash Equivalents at
  Beginning of Period ...................     556,436      510,267      313,999
                                            ---------    ---------    ---------
Cash and Cash Equivalents at
  End of Period .........................   $ 648,016    $ 556,436    $ 510,267
                                            =========    =========    =========
Supplemental Disclosures:
   Income taxes paid ....................   $ 200,246    $ 133,797    $ 112,155
                                            =========    =========    =========
   Interest paid ........................   $  55,904    $  34,920    $  34,640
                                            =========    =========    =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies

      Business. Omnicom Group, Inc., through its wholly and partially-owned companies, provides corporate communications services to clients worldwide on a global, pan-regional, national and local basis. Operations cover the major regions of North America, the United Kingdom, Continental Europe, Latin America, the Far East, Australia, the Middle East and Africa. The communications services offered by the Company include the creation and production of advertising, marketing consultation, strategic media planning and buying, financial and business-to-business advertising, directory advertising, healthcare communications, managed care consultancy, recruitment communications, branding consultancy, digital communications, contract publishing, design and image consultancy, direct/database marketing, field marketing, integrated promotional marketing, public affairs, corporate and financial public relations, reputation management, sports and event marketing, telemarketing, and internet and digital media development.

      Recognition of Commission and Fee Revenue. Substantially all revenues are derived from commissions for placement of advertisements in various media and from fees for manpower and for production of advertisements. Revenue is generally recognized when billed. Billings are generally rendered upon completion of the earnings process, including: upon presentation date for media, when manpower is used, when costs are incurred for radio and television production and when print production is completed.

      Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Omnicom Group Inc. and its domestic and international subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

      Restatements and Reclassifications. All prior year amounts give effect to a two-for-one stock split in the form of a 100% stock dividend completed in December 1997. In addition, certain prior year amounts have been reclassified to conform with the 1998 presentation.

      Investments Available-For-Sale. Investments available-for-sale consist principally of time deposits with financial institutions. These investments are generally redeemed at face value upon maturity and, as such, gains or losses on disposition are immaterial. There are no material unrealized holding gains or losses as of December 31, 1998.

      Billable Production. Billable production orders in process consist principally of costs incurred in providing communications services to clients. Such amounts are generally billed to clients when manpower is used, when costs are incurred for radio and television production and when print production is completed.

      Common Stock. Wholly-owned subsidiaries of the Company have issued securities which are exchangeable into common stock of the Company at the holders' option. Shares of common stock issuable on the exchange of these securities are included in common stock issued at December 31, 1998.

      Treasury Stock. The Company accounts for treasury share purchases at cost. The reissuance of treasury shares is accounted for at the average cost. Gains or losses on the reissuance of treasury shares are accounted for as additional paid-in capital.

      Foreign Currency Translation. The Company's financial statements were prepared in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Under this method, net transaction gains of $8.9 million, $2.1 million and $1.5 million are included in 1998, 1997 and 1996 net income, respectively.

      Earnings Per Common Share. Basic earnings per share is based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents which include outstanding options and restricted shares, and if dilutive, adjusted for the assumed conversion of the Company's Convertible Subordinated Debentures and the assumed increase in net income for the after tax interest cost of these debentures. In determining for the year ended December 31, 1998, if the Convertible Subordinated Debentures were dilutive, the 21/4% and 41/4% Convertible Subordinated Debentures were assumed to be converted for the full year. For the year ended December 31, 1997, the 41/4% Convertible Subordinated Debentures were assumed to be converted for the full year. For the year ended December 31, 1996, the 4.5%/6.25% Step-Up Convertible Subordinated Debentures were assumed to be

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

converted through September 5, 1996, when they were converted into common stock. For purposes of computing diluted earnings per share for the years ended
December  31,  1998,  1997 and  1996,  respectively,  3,223,200,  3,128,300  and
2,813,400 shares were assumed to have been outstanding related to common share equivalents and 6,936,500, 6,936,500 and 7,240,700 shares were assumed to have been converted related to the Company's convertible subordinated debentures. Additionally, the assumed increase in net income used in the computations was $9,627,900, $9,631,300 and $5,134,400 for the years ended December 31, 1998,
1997 and 1996, respectively. The number of shares used in the computations were as follows:

                                            1998          1997          1996
                                            ----          ----          ----
Basic EPS computation................    165,684,600   159,418,700   151,329,300
Diluted EPS computation..............    175,844,300   169,483,500   161,383,400

      For purposes of computing diluted earnings per share for the year ended December 31, 1998, the Company's 2 1/4% Convertible Subordinated Debentures were not reflected in the computation as their inclusion would have been anti-dilutive.

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

      Intangibles. Intangibles represent acquisition costs in excess of the fair value of tangible net assets of purchased subsidiaries. The intangible values associated with the Company's business consist predominantly of two types: the value of the worldwide agency networks and the value of ongoing client relationships. The Company's worldwide agency networks have been operating for an average of over sixty years and intangibles associated with enhancing network value are intended to enhance the long term value of the networks. Client relationships in the corporate communications services industry are typically long term in nature and the Company's largest clients have on average been clients for more than twenty-five years. As such, intangibles are amortized on a straight-line basis principally over a period of forty years. Each year, the intangibles are written down if, and to the extent, they are determined to be impaired. Intangibles are considered to be impaired if the future anticipated undiscounted cash flows arising from the use of the intangibles is less than the net unamortized cost of the intangibles.

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

      The following supplemental schedule summarizes the fair value of non-cash assets acquired, cash paid, common shares issued (valued at the then market value of the shares) and the liabilities assumed in connection with the acquisition of equity interests in subsidiaries and affiliates, for each of the three years ended December 31:

                                                   (Dollars in thousands)
                                              1998          1997         1996
                                              ----          ----         ----
Fair value of non-cash assets acquired    $ 1,566,370    $ 462,928    $ 277,005
Cash paid, net of cash acquired .......      (564,419)    (334,941)    (178,861)
Common shares issued ..................      (175,081)      (6,615)     (27,190)
                                          -----------    ---------    ---------
Liabilities assumed ...................   $   826,870    $ 121,372    $  70,954
                                          ===========    =========    =========

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      During 1996, the Company issued 10,477,356 shares of common stock upon conversion of $143,750,000 of its 4.5%/6.25% Step-Up Convertible Subordinated Debentures.

      Concentration of Credit Risk . The Company provides corporate communications services to a wide range of clients who operate in many industry sectors around the world. The Company grants credit to all qualified clients, but does not believe it is exposed to any undue concentration of credit risk to any significant degree.

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

2.  Acquisitions

      In January 1998, the Company completed the acquisitions of Fleishman-Hillard, Inc., GPC International Holdings Inc. and Palmer Jarvis Inc. These acquisitions were accounted for under the pooling-of-interests method of accounting and, accordingly, the results of operations of Fleishman-Hillard Inc., GPC International Holdings Inc. and Palmer Jarvis Inc. have been included in the consolidated financial statements since January 1, 1998. Prior year consolidated financial statements were not restated as the impact on such years was not material. The number of shares issued by the Company in connection with these acquisitions is 3,550,366.

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

      In May 1996, the Company completed the acquisition of Ketchum Communications Holdings, Inc. ("Ketchum"). The acquisition was accounted for under the pooling-of-interests method of accounting and, accordingly, the results of operations of Ketchum have been included in the consolidated financial statements since January 1, 1996. Prior year consolidated financial statements were not restated as the impact on such years was not material. A total of 2,413,706 shares were issued in connection with this acquisition.

      During 1998, the Company made several other acquisitions whose aggregate cost, in cash or by issuance of the Company's common stock, totaled $872.6 million for net assets, which included intangible assets of $833.5 million. Due to the nature of corporate communications services companies, the companies acquired by Omnicom Group generally have tangible net liabilities or minimal tangible net assets. The majority of the purchase price is paid for ongoing client relationships and to enhance the competitive position of the Company's worldwide agency brands. Included in both figures are payments of $102.3 million made in 1998 related to acquisitions completed in prior years.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Certain acquisitions completed in 1998 and prior years require payments in future years if certain results are achieved by the companies that were acquired. Formulas for these contingent future payments differ from acquisition to acquisition. Contingent future payments are not expected to be material to the Company's results of operations or financial position.

3.  Bank Loans and Lines of Credit

      Bank loans are primarily comprised of bank overdrafts of international subsidiaries which are treated as loans pursuant to bank agreements. The weighted average interest rate on the borrowings outstanding as of December 31, 1998 and 1997 was 6.8% and 9.9%, respectively. At December 31, 1998 and 1997, the Company had unsecured committed lines of credit aggregating $701.3 million and $509.4 million, respectively. The unused portion of credit lines was $666.0 million and $495.1 million at December 31, 1998 and 1997, respectively. The lines of credit are generally extended at lending rates that the banks grant to their most credit worthy borrowers. Material compensating balances are not required within the terms of these credit agreements.

      At December 31, 1997, the committed lines of credit included $360 million under a revolving credit agreement expiring June 30, 2001. As of February 20, 1998, the $360 million revolving credit agreement was replaced by a $500 million revolving credit agreement expiring June 30, 2003. Due to the long-term nature of these credit agreements, borrowings under the agreements would be classified as long-term debt. There were no borrowings under these revolving credit agreements at December 31, 1998 and 1997.

      The revolving credit agreement includes a facility for issuing commercial paper backed by a bank letter of credit. During the years ended December 31, 1998, 1997 and 1996, the Company issued commercial paper with an average original maturity of 11, 16 and 26 days, respectively. The Company had no commercial paper borrowings outstanding as of December 31, 1998, 1997 and 1996. The maximum outstanding during the year was $265 million, $235 million and $230 million, in 1998, 1997 and 1996, respectively. The gross amount of issuance and redemption during the year was $ 4,231 million, $2,017 million and $1,710 million in 1998, 1997 and 1996, respectively.

4.  Employee Stock Plans

      Effective March 24, 1998, the Company adopted the 1998 Incentive Compensation Plan (the "1998 Plan"). The maximum number of shares of common stock of the Company that may be granted in any calendar year, for restricted stock awards and non-qualified stock options to key employees under the 1998 Plan, is 1.5% of the total number of shares of common stock issued and outstanding on the first day of that calendar year. Any remaining reserved shares of common stock may be carried over to subsequent years. The remaining number of such reserved shares was 2,354,173 at December 31, 1998. Awards under the Company's 1987 Stock Plan, as amended, (the "1987 Plan") ceased to be made when the Company adopted the 1998 Plan.

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

      Pursuant to the 1987 Plan and 1998 Plan ("the Plans"), the price of options awarded may not be less than 100% of the market value of the stock at the date of the grant. Options become exercisable 30% on each of the first two anniversary dates of the grant date with the final 40% becoming exercisable three years from the grant date.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      A summary of the status of the Company's stock option plan for the three years ended December 31, 1998 is as follows:

                                                                Years Ended December 31,
                                        -----------------------------------------------------------------------
                                                 1998                   1997                    1996
                                        ----------------------   ----------------------  ----------------------
                                                   Weighted                 Weighted                Weighted
                                                    Average                  Average                Average
                                        Shares  Exercise Price   Shares  Exercise Price  Shares  Exercise Price
                                        ------  --------------   ------  --------------  ------  --------------
Shares under option,
   beginning of year................   6,867,800   $ 16.21      6,757,800    $ 13.16    5,924,800   $ 10.19
Options granted.....................   1,700,000     42.62      1,440,000      24.28    1,880,000     19.80
Options exercised...................  (1,377,000)    12.52     (1,330,000)      9.45   (1,047,000)     8.26
                                      ----------               ----------              ----------
Shares under option,
   end of year......................   7,190,800    23.16       6,867,800     16.21     6,757,800     13.16
                                      ==========               ==========              ==========
Options exercisable at
   year-end.........................   3,730,800                3,447,800               3,227,800

      The weighted average fair value of options granted during 1998, 1997 and 1996 was $11.45, $6.27 and $4.65 per option, respectively. The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                          1998           1997          1996
                                          ----           ----          ----
Expected option lives..............      5 years        5 years       5 years
Risk free interest rate............   4.66% - 5.75%      6.15%     5.64% - 5.99%
Expected volatility................  18.36% - 20.15%     19.7%     18.8% - 19.5%
Dividend yield.....................    0.9% - 1.0%       1.5%          1.7%

      Using compensation cost for the Company's stock option plan, determined based on the estimated fair value at the grant date for options granted in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the effect on the Company's net income and income per share would have been as follows:

                                    Dollars in Thousands Except Per Share Data
                                    --------------------------------------------
                                      1998             1997              1996
                                      ----             ----              ----
Net income, as reported...........  $285,068         $222,415          $176,329
Net income, pro forma.............   277,254          217,260           172,849
Basic income per share,
  as reported.....................      1.72             1.40              1.17
Basic income per share,
  pro forma.......................      1.67             1.36              1.14
Diluted income per share,
  as reported.....................      1.68             1.37              1.12
Diluted income per share,
  pro forma.......................      1.63             1.34              1.10

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table summarizes information about options outstanding and options exercisable at December 31, 1998:

                                     Options Outstanding                       Options Exercisable
                        ----------------------------------------------------------------------------------
                                      Weighted Average
Range of Exercise         Options         Remaining     Weighted Average    Options       Weighted Average
Prices (in dollars)     Outstanding   Contractual Life   Exercise Price    Exercisable     Exercise Price
-------------------     -----------   ----------------  ----------------   -----------    ----------------
5.77                        80,000        1 year            $ 5.77            80,000           $ 5.77
5.81                       140,000        2 years             5.81           140,000             5.81
5.88                        80,000        3 years             5.88            80,000             5.88
8.77                       214,000        4 years             8.77           214,000             8.77
10.02                      329,800        5 years            10.02           329,800            10.02
12.11                      614,000        6 years            12.11           614,000            12.11
12.94 to 16.20             980,000        7 years            13.20           980,000            13.20
19.72 to 21.19           1,646,000        8 years            19.81           894,000            19.82
24.28                    1,407,000        9 years            24.28           399,000            24.28
39.75 to 48.03           1,700,000       10 years            42.62                --               --
                         ---------                                         ---------
                         7,190,800                                         3,730,800
                         =========                                         =========

      Restricted   Shares.  A  summary  of  changes  in  outstanding  shares  of restricted stock for the three years ended December 31, 1998 is as follows:

                                              Years Ended December 31,
                                  ----------------------------------------------
                                     1998             1997              1996
                                     ----             ----              ----
Beginning balance...............   3,137,350        3,315,516         3,294,000
  Amount granted................     783,419        1,105,838         1,136,616
  Amount vested.................  (1,111,808)      (1,123,882)       (1,030,224)
  Amount forfeited..............    (105,349)        (160,122)          (84,876)
                                    --------         --------          --------
Ending balance..................   2,703,612        3,137,350         3,315,516
                                    ========         ========          ========

      All restricted shares granted under the Plans were sold at a price per share equal to their par value. The difference between par value and market value on the date of the sale is charged to shareholders' equity and then amortized to expense over the period of restriction. Under the Plans, the restricted shares become transferable to the employee in 20% annual increments provided the employee remains in the employ of the Company.

      Restricted shares may not be sold, transferred, pledged or otherwise encumbered until the restrictions lapse. Under most circumstances, the employee must resell the shares to the Company at par value if the employee ceases employment prior to the end of the period of restriction.

      The charge to operations in connection with these restricted stock awards for the years ended December 31, 1998, 1997 and 1996 amounted to $ 21.5 million, $17.3 million and $13.9 million, respectively.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.  Segment Reporting

      The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company's wholly-owned and partially-owned businesses operate within the corporate communications services operating segment. These businesses provide a variety of communications services to clients through several worldwide, national and regional independent agency brands. The businesses exhibit similar economic characteristics driven from their consistent efforts to create customer driven marketing communications and services that build their clients businesses. A summary of the Company's operations by geographic area as of December 31, 1998, 1997 and 1996, and for the years then ended is presented below:

                                                            (Dollars in Thousands)
                               ---------------------------------------------------------------------------------
                                 United     United                           Other      Other
                                 States     Kingdom    Germany     France    Europe  International  Consolidated
                               ----------  ---------  ---------  ---------  -------- -------------  ------------
1998
   Commissions and Fees......  $2,098,220  $463,595   $358,441    $306,734  $466,037   $399,015     $4,092,042
   Long-Lived Assets ........     156,092    53,167     11,916      17,245    35,530     52,600        326,550

1997
   Commissions and Fees......  $1,616,768  $330,327   $284,544    $172,395  $374,303   $346,476     $3,124,813
   Long-Lived Assets ........     128,563    40,028      9,125       8,712    26,336     26,903        239,667

1996
   Commissions and Fees......  $1,384,424  $277,208   $230,210    $172,278  $327,056   $250,491     $2,641,667
   Long-Lived Assets ........     119,580    39,454      4,712       9,867    26,846     21,196        221,655

6. Investments in Affiliates

      The Company has in excess of 65 unconsolidated affiliates accounted for under the equity method. The equity method is used when the Company has an ownership of less than 50% and exercises significant influence over the operating and financial policies of the affiliate. The following table summarizes the balance sheets and income statements of the Company's unconsolidated affiliates, primarily in Europe and Australia, as of December 31, 1998, 1997, 1996, and for the years then ended:

                                                    (Dollars in Thousands)
                                          --------------------------------------
                                             1998          1997           1996
                                             ----          ----           ----
Current assets ....................       $414,595       $589,664       $528,814
Non-current assets ................        101,139         95,728         91,559
Current liabilities ...............        341,020        500,633        422,886
Non-current liabilities ...........         45,987         35,269         28,796
Minority interests ................          2,327          3,644          2,134
Gross revenues ....................        376,818        538,647        525,404
Costs and expenses ................        317,933        446,528        431,031
Net income ........................         34,120         56,226         57,352

      The Company's equity in the net income of these affiliates amounted to $25.1 million, $30.1 million and $20.5 million for 1998, 1997 and 1996, respectively. The Company's equity in the net tangible assets of these affiliated companies was approximately $116.6 million, $105.5 million and $97.5 million at December 31, 1998, 1997 and 1996, respectively. Included in the Company's investments in affiliates is the excess of acquisition costs over the fair value of tangible net assets acquired. These excess acquisition costs are being amortized on a straight-line basis principally over a period of forty years. In 1998, the Company disposed of shares held in certain affiliates. The resulting impact of these sales was not material to the 1998 consolidated results of operations or financial position.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Long-Term Debt and Convertible Subordinated Debentures

      Long-term debt and convertible subordinated debentures outstanding as of December 31, 1998 and 1997 consisted of the following:

                                                          (Dollars in Thousands)
                                                           1998         1997
                                                           ----         ----
Deutsche Mark Floating Rate Bonds, with a
   scheduled maturity in 2000, interest
   at DM three month LIBOR plus 0.65% ................   $ 66,522     $ 61,738
Deutsche Mark Floating Rate Bonds, with a
   scheduled maturity in 1999, interest at
   DM three month LIBOR plus 0.375% ..................     59,930       55,620
French Franc 5.20% Notes with a scheduled
   maturity in  2005 .................................    178,600         --
Floating Rate Loan Notes, with a scheduled
   maturity in 2001 ..................................      2,033         --
Sundry notes and loans payable to banks
   and others at rates from 5.1% to 24%,
   maturing at various dates through 2018 ............     25,383        9,165
                                                         --------     --------
                                                          332,468      126,523
Less current portion .................................     65,101        3,358
                                                         --------     --------
 Total long-term debt ................................   $267,367     $123,165
                                                         ========     ========

41/4% Convertible Subordinated Debentures
   with a scheduled maturity in 2007 .................   $218,497     $218,500
21/4% Convertible Subordinated Debentures
   with a scheduled maturity in 2013 .................    230,000         --
                                                         --------     --------
   Total convertible subordinated debentures .........   $448,497     $218,500
                                                         ========     ========

      On June 24, 1998, the Company issued French franc 1 billion of 5.20% Notes. The Notes are unsecured, unsubordinated obligations of the Company. The Notes are subject to redemption in whole at their principal amount at the option of the Company at any time in the event of certain changes affecting taxation in the United States. Unless previously redeemed, or purchased and cancelled, the Notes will be redeemed at their principal amount on June 24, 2005.

      In March 1998, the Company issued floating rate Loan Notes in connection with the acquisition of the GGT Group plc. The Loan Notes are unsecured obligations and bear interest at a yearly rate offered in the London Inter-Bank Market for six month deposits of sterling. The Loan Notes are redeemable, at the option of the holder, in whole or in part at their nominal amount, together with accrued interest on any interest payment date after December 31, 1998. Under certain conditions, the Company may redeem the Loan Notes, at their nominal amount plus accrued interest on any interest payment date. Unless previously repaid, redeemed or purchased and cancelled, the Loan Notes will be repaid on June 30, 2001 at par.

      On January 6, 1998, the Company issued $230 million of 21/4% Convertible Subordinated Debentures with a scheduled maturity in 2013. The debentures are convertible into common stock of the Company at a conversion price of $49.83 per share subject to adjustment in certain events. Debenture holders have the right to require the Company to redeem the debentures on January 6, 2004 at a price of 118.968%, or upon the occurrence of a Fundamental Change, as defined in the indenture agreement, at the prevailing redemption price. The Company may redeem the debentures, as a whole or in part, on or after December 31, 2001 initially at 112.841% and at increasing prices thereafter to 118.968% until January 6, 2004, and 100% thereafter. Unless the debentures are redeemed, repaid or converted prior thereto, the debentures will mature on January 6, 2013 at their principal amount.

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

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      On March 1, 1996, the Company issued Deutsche Mark 100 million Floating Rate Bonds. The bonds are unsecured, unsubordinated obligations of the Company and bear interest at a per annum rate equal to Deutsche Mark three month LIBOR plus 0.375%. The bonds matured on March 1, 1999 and were repaid at par.

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

      On February 20, 1998, the $360 million revolving credit agreement was replaced by a $500 million revolving credit agreement. This $500 million revolving credit agreement is with a consortium of banks expiring June 30, 2003. This credit agreement includes a facility for issuing commercial paper backed by a bank letter of credit. The agreement contains certain financial covenants regarding the ratio of total consolidated indebtedness to total consolidated capitalization, the ratio of debt to cash flow, and a limitation on investments in and loans to affiliates and unconsolidated subsidiaries. At December 31, 1998 the Company was in compliance with these covenants.

      Aggregate maturities of long-term debt and convertible subordinated debentures in the next five years are as follows:

                                                        (Dollars in Thousands)
     1999.............................................       $ 65,101
     2000.............................................         69,960
     2001.............................................          4,142
     2002.............................................          2,072
     2003.............................................          2,061
     Thereafter.......................................        637,629

8. Income Taxes

      Income before income taxes and the provision for taxes on income consisted of the amounts shown below:

                                                  Years Ended December 31,
                                                   (Dollars in Thousands)
                                            ------------------------------------
                                               1998        1997          1996
                                               ----        ----          ----
Income before income taxes:
   Domestic ...........................     $263,058     $182,608     $ 162,388
   International ......................      257,091      198,637       142,843
                                            --------     --------     ---------
         Total ........................     $520,149     $381,245     $ 305,231
                                            ========     ========     =========
Provision for taxes on income:
   Current:
         Federal ......................     $ 65,180     $ 47,145     $  49,394
         State and local ..............       21,292       17,221        13,612
         International ................      118,785       78,438        58,339
                                            --------     --------     ---------
                                             205,257      142,804       121,345
                                            --------     --------     ---------
   Deferred:
         Federal ......................        8,876        7,712         2,072
         State and local ..............        1,853          541          (120)
         International ................         (178)       5,427           342
                                            --------     --------     ---------
                                              10,551       13,680         2,294
                                            --------     --------     ---------
         Total ........................     $215,808     $156,484     $ 123,639
                                            ========     ========     =========

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Company's effective income tax rate varied from the statutory federal income tax rate as a result of the following factors:

                                                         1998     1997     1996
                                                         ----     ----     ----
Statutory federal income tax rate ...................    35.0%    35.0%    35.0%
State and local taxes on income, net of
   federal income tax benefit .......................     2.9      3.0      2.9
International subsidiaries' tax rate differentials ..     1.8      1.2     (0.1)
Non-deductible amortization of goodwill .............     3.3      3.0      3.4
Other ...............................................    (1.5)    (1.2)    (0.7)
                                                         ----     ----     ----
Effective rate ......................................    41.5%    41.0%    40.5%
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

      The Company has recorded deferred tax benefits as of December 31, 1998 and 1997 of $200.3 million and $142.1 million, respectively, related principally to tax deductible intangibles, acquisition liabilities and compensation and severance accruals.

      The Company has recorded deferred tax liabilities as of December 31, 1998 and 1997 of $57.8 million and $49.7 million, respectively, related principally to furniture and equipment depreciation.

      Deferred tax benefits (liabilities) as of December 31, 1998 and 1997 consisted of the amounts shown below (dollars in millions):

                                                            1998         1997
                                                            ----         ----
Deductible intangibles ............................        $ 39.1       $41.4
Acquisition liabilities ...........................          29.9        18.9
Lease reserves ....................................          11.3         7.3
Compensation and severance reserves ...............          42.9        29.4
Tax loss carryforwards ............................           1.6         3.0
Financial instruments .............................          14.2        (5.2)
Amortization and depreciation .....................          (0.7)       (1.7)
Other, net ........................................           4.2        (0.7)
                                                           ------       -----
                                                            142.5       $92.4
                                                           ======       =====

      Net current deferred tax benefits as of December 31, 1998 and 1997 were $36.4 million and $24.3 million, respectively, and were included in prepaid expenses and other current assets. Net non-current deferred tax benefits as of December 31, 1998 and 1997 were $106.0 million and $68.1 million, respectively. The Company has concluded that it is probable that it will be able to realize these net deferred tax benefits in future periods.

      A provision has been made for additional  income and withholding  taxes on
the  earnings  of  international   subsidiaries  and  affiliates  that  will  be
distributed.

9.  Employee Retirement Plans

      The Company's international and domestic subsidiaries provide retirement benefits for their employees primarily through defined contribution plans. Company contributions to the plans, which are determined by the boards of directors of the subsidiaries, have been in amounts up to 15% (the maximum amount deductible for federal income tax purposes) of total eligible compensation of participating employees. Expenses related to the Company's contributions to these plans amounted to $68.2 million, $54.3 million and $49.8 million in 1998, 1997 and 1996, respectively.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Company's pension plans are primarily international. These plans are not required to report to governmental agencies pursuant to the Employee Retirement Income Security Act of 1974 (ERISA). Substantially all of these plans are funded by fixed premium payments to insurance companies which undertake legal obligations to provide specific benefits to the individuals covered. Pension expense amounted to $5.2 million, $5.3 million and $4.6 million in 1998, 1997 and 1996, respectively.

      Certain subsidiaries of the Company have executive retirement programs under which benefits will be paid to participants or their beneficiaries over 15 years beginning at age 65 or death. In addition, other subsidiaries have individual deferred compensation arrangements with certain executives which provide for payments over varying terms upon retirement, cessation of employment or death.

      Some of the Company's domestic subsidiaries provide life insurance and medical benefits for retired employees. Eligibility requirements vary by subsidiary, but generally include attainment of a specified combined age plus years of service factor. The costs related to these benefits were not material to the 1998, 1997 and 1996 consolidated results of operations or financial position.

10.  Commitments and Contingent Liabilities

      At December 31, 1998, the Company was committed under operating leases, principally for office space. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent expense was $302.4 million in 1998, $235.9 million in 1997 and $201.1 million in 1996 after reduction for rents received from subleases of $14.7 million, $12.8 million and $11.9 million, respectively. Future minimum base rents under terms of noncancellable operating leases, reduced by rents to be received from existing noncancellable subleases, are as follows:

                                               (Dollars in Thousands)
                                      Gross Rent    Sublease Rent      Net Rent
                                      ----------    -------------      --------
1999 .........................        $238,486         $13,871         $224,615
2000 .........................         218,354           9,855          208,499
2001 .........................         190,058           7,814          182,244
2002 .........................         168,926           6,022          162,904
2003 .........................         156,238           4,683          151,555
Thereafter ...................         877,836          18,145          859,691

      The  present   value  of  the  gross  future   minimum  base  rents  under
noncancellable operating leases is $1,240.4 million.

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

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  Fair Value of Financial Instruments

      The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1998 and 1997. Amounts in parentheses represent liabilities.

                                              1998                       1997
                                    ------------------------    ----------------------
                                     (Dollars in Thousands)     (Dollars in Thousands)
                                     Carrying       Fair         Carrying      Fair
                                      Amount        Value         Amount       Value
                                    ---------    -----------      ----------   ---------
Cash, cash equivalents and
   investments available-for-sale   $ 728,766    $   728,766    $ 644,104    $ 644,104
Long-term investments ...........      10,562         10,562        6,269        6,269
Long-term debt and convertible
   subordinated debentures ......    (780,965)    (1,068,423)    (345,023)    (439,251)
Financial Commitments
   Cross currency interest rate
      swaps .....................          --        (27,669)          --           --
   Forward foreign exchange
      contracts .................          --          2,514           --       (3,430)
   Guarantees ...................          --         (6,417)          --       (5,604)
   Letters of credit ............          --           (922)          --      (16,464)

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

Long-term debt:

      A portion of the Company's long-term debt included floating rate debt, the carrying value of which approximates fair value. The Company's long-term debt also included convertible subordinated debentures and fixed rate senior debt. The fair value of these instruments was determined by reference to quotations available in markets where these issues were traded. The quotations for the subordinated debentures primarily reflected the conversion value of the debentures into the Company's common stock.

Financial Commitments:

      The estimated fair values of derivative positions are based upon quotations received from independent, third party banks and represent the net amount required to terminate the position, taking into consideration market rates and counterparty credit risk. The fair values of guarantees principally related to affiliated companies, and letters of credit were based upon the face value of the underlying instruments.

12.  Financial Instruments and Market Risk

      The Company utilizes derivative financial instruments predominantly to reduce certain market risks to which the Company is exposed. These market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities of non-U.S. operations and the impact of changes in interest rates on debt. The Company's derivative activities are limited in volume and confined to risk management activities. Senior management at the Company actively participates in the quantification, monitoring and control of all significant risks. A reporting system is in place which evaluates the impact on the Company's earnings resulting from changes in interest rates, currency exchange rates and other relevant market risks. This system is structured to

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

enable senior management to initiate prompt remedial action, if appropriate. Adequate segregation of duties exists with regard to the execution, recording and monitoring of derivative activities. Additionally, senior management reports periodically to the Audit Committee of the Board of Directors concerning derivative activities. Since 1993, the Audit Committee established limitations on derivative activities which are reviewed annually.

      At December 31, 1998, the Company had Japanese yen 16.3 billion aggregate notional principal amount of cross currency interest rate swaps. The swaps convert a portion of the Company's U.S. dollar floating rate debt into fixed rate Japanese yen debt and effectively hedge the Company's net investment in Japanese yen denominated assets.

      There were no swap agreements outstanding at December 31, 1997.

      The Company enters into forward foreign exchange contracts predominantly to hedge intercompany receivables and payables which are recorded in a currency different from that in which they will settle. Gains and losses on these positions are deferred and included in the basis of the transaction upon settlement. The terms of these contracts are generally three months or less. At December 31, 1998 and 1997, the aggregate amount of intercompany receivables and payables subject to this hedge program was $628 million and $532 million, respectively. The table below summarizes by major currency the notional principal amounts of the Company's forward foreign exchange contracts outstanding at December 31, 1998 and 1997. The "buy" amounts represent the U.S. dollar equivalent of commitments to purchase the respective currency, and the "sell" amounts represent the U.S. dollar equivalent of commitments to sell the respective currency.

                                                             (Dollars in thousands)
                                                           Notional Principal Amount
                                                           -------------------------
                                                  1998                                 1997
                                    --------------------------------     ---------------------------------
             Currency                Company Buys      Company Sells     Company Buys        Company Sells
             --------                -------------     -------------     -------------       -------------
U.S. Dollar......................      $215,157           $ 45,010          $ 160,704          $ 47,588
German Mark......................       175,542            254,962             98,820           154,143
Japanese Yen.....................        20,365             20,272                  0                 0
French Franc.....................        15,535             32,284             26,693             9,216
Canadian Dollar..................        13,077              3,574                  0                70
Dutch Guilder....................         3,386              9,633              5,884            12,238
Danish Krone.....................         1,851              3,958                  0             3,461
Hong Kong Dollar.................         1,485              5,978                  0            12,140
Singapore Dollar.................         1,031              4,669              1,192             2,012
Norwegian Krone..................             0              8,120                  0             2,045
Greek Drachma....................             0              6,183                  0             6,548
Other............................        13,527              9,709             32,280             9,105
                                       --------           --------           --------          --------
Total............................      $460,956           $404,352           $325,573          $258,566
                                       ========           ========           ========          ========

      The derivative financial instruments existing during the years ended December 31, 1998 and 1997 were entered into for the purpose of hedging certain specific currency and interest rate risks. As a result of these financial instruments, the Company reduced financial risk in exchange for foregoing any gain (reward) which might have occurred if the markets moved favorably. In using derivative financial instruments, management exchanged the risks of the financial markets for counterparty risk. To minimize counterparty risk the Company only enters into derivative contracts with major well-known banks that have credit ratings equal to or better than the Company's.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Adoption of New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which the Company is required to adopt effective January 1, 2000. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Once implemented, SFAS No. 133 must be applied to
(a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997.

      The Company intends to adopt SFAS No. 133 for its fiscal year ending December 31, 2000. The impact of SFAS No. 133 on the Company's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, the future level forecasted and actual foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, the Company does not believe the effect of adopting SFAS No. 133 will be material to its financial position.

14. Subsequent Event

      On February 10, 1999, the Company completed the acquisition of Abbott Mead Vickers plc ("AMV"). AMV provides corporate communications services to clients principally in the United Kingdom. The Company issued approximately 9.6 million new shares of common stock in exchange for the 92.3% of AMV ordinary shares not already owned by the Company, at a fixed exchange ratio of .1347 common shares of the Company per AMV ordinary share. The transaction will be accounted for under the pooling-of-interests method of accounting.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   QUARTERLY RESULTS OF OPERATIONS (Unaudited)

      The following table sets forth a summary of the unaudited quarterly results of operations for the two years ended December 31, 1998 and 1997, in thousands of dollars except for per share amounts. The information set forth in the following table gives effect to the two-for-one stock split completed in December 1997.

                                First      Second         Third        Fourth
                                -----      ------         -----        ------
Commissions & Fees
    1998 .................   $ 860,976   $ 1,051,510    $ 981,577   $ 1,197,979
    1997 .................     696,577       786,341      746,839       895,056

Income Before Income Taxes
    1998 .................      91,657       164,231       99,514       164,747
    1997 .................      69,641       117,913       73,060       120,631

Income Taxes
    1998 .................      38,003        69,760       42,206        65,839
    1997 .................      28,266        48,045       29,879        50,294

Income After Income Taxes
    1998 .................      53,654        94,471       57,308        98,908
    1997 .................      41,375        69,868       43,181        70,337

Equity in Affiliates
    1998 .................       4,980         5,278        5,948         8,863
    1997 .................       4,144         7,282        4,601        14,062

Minority Interests
    1998 .................      (7,731)      (13,757)      (9,464)      (13,390)
    1997 .................      (5,451)      (10,751)      (6,291)       (9,942)

Net Income
    1998 .................      50,903        85,992       53,792        94,381
    1997 .................      40,068        66,399       41,491        74,457

Basic Earnings Per Share
    1998 .................        0.31          0.51         0.32          0.57
    1997 .................        0.25          0.41         0.26          0.47

Diluted Earnings Per Share
    1998 .................        0.31          0.50         0.32          0.55
    1997 .................        0.25          0.40         0.26          0.45

                                                                     Schedule II

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                   For the Three Years Ended December 31, 1998

    Column A                     Column B      Column C                Column D             Column E
-----------------------------------------------------------------------------------------------------
                                               Additions              Deductions
                                              ------------   ----------------------------
                                Balance at      Charged       Removal of                     Balance
                                Beginning       to Costs     Uncollectible    Translation   at End of
   Description                  of Period     and Expenses   Receivables(1)   Adjustments    Period
-----------------------------------------------------------------------------------------------------
                                                      (Dollars in Thousands)
Valuation accounts deducted
  from assets to which
  they apply-allowance
  for doubtful accounts:
December 31, 1998..........      $32,190        $14,418         $(9,739)        $(1,128)     $57,475
December 31, 1997..........       25,642          9,981           1,856           1,577       32,190
December 31, 1996 .........       23,352          7,911           5,211             410       25,642

----------
(1) Net of acquisition date balances in allowance for doubtful accounts of companies acquired of $13,076, $2,013 and $985 in 1998, 1997, and 1996,
      respectively.