Form 10-Q
period 1999-04-30
OMNICOM GROUP INC
filed 1999-05-17
CIK 29989

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 1999
                                                 --------------

                                      OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to ___________.

                         Commission File Number: 1-10551
                                                 -------

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

Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes X     No
                                          ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 178,881,900 (as of April 30,
1999)

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                                      INDEX


                                                                        Page No.
                                                                        --------


PART I. FINANCIAL INFORMATION


     Item 1.      Financial Statements.

                  Consolidated Condensed Balance Sheets -
                      March 31, 1999, December 31, 1998 and
                      March 31, 1998                                        2

                  Consolidated Condensed Statements of Income -
                      Three Months Ended March 31, 1999 and 1998            3

                  Consolidated Condensed Statements of Cash Flows -
                      Three Months Ended March 31, 1999 and 1998            4

                  Notes to Consolidated Condensed Financial
                      Statements                                            5-10

     Item 2.      Management's Discussion of Financial Condition
                      And Results of Operations.                           11-17

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk.                                          18

PART II.          OTHER INFORMATION

     Item 6.      Exhibits and Reports of Form 8-K.                         21

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                       OMNICOM GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                          Assets
                          ------                                                   March 31,         December 31,       March 31,
                                                                                     1999                1998             1998
                                                                                -------------       -------------    --------------
Current assets:
   Cash and cash equivalents                                                    $     310,673       $     648,781    $      283,221
   Investments available-for-sale, at market, which approximates cost                  47,674              68,610            74,657
   Accounts receivable, less allowance for doubtful accounts
     of $54,187, $58,240 and $41,400                                                2,758,269           2,688,649         2,308,817
   Billable production orders in process, at cost                                     282,386             255,294           282,349
   Prepaid expenses and other current assets                                          478,391             448,496           364,063
                                                                                -------------       -------------    --------------
         Total Current Assets                                                       3,877,393           4,109,830         3,313,107

Furniture, equipment and leasehold improvements at cost, less accumulated depreciation and amortization of $459,584
  $444,670 and $385,684                                                               374,024             375,649           331,727
Investments in affiliates                                                             312,440             262,392           226,233
Intangibles, less amortization of $304,340, $284,663 and $243,913                   2,049,154           2,071,724         1,796,995
Deferred tax benefits                                                                  94,610             104,875            82,828
Deferred charges and other assets                                                     202,615             199,056           146,283
                                                                                -------------       -------------    --------------
                                                                                $   6,910,236       $   7,123,526    $    5,897,173
                                                                                =============       =============    ==============
       Liabilities and Shareholders' Equity
       ------------------------------------
Current liabilities:
   Accounts payable                                                             $   2,824,329       $   3,366,086    $    2,403,590
   Payable to banks and current portion of long-term debt                             253,569             139,894           338,427
   Other accrued liabilities                                                        1,328,865           1,474,811         1,187,459
   Accrued taxes on income                                                             65,791              59,797            69,382
                                                                                -------------       -------------    --------------
         Total Current Liabilities                                                  4,472,554           5,040,588         3,998,858

Long term debt                                                                        662,293             268,913           203,479
Convertible subordinated debentures                                                   448,497             448,497           448,500
Deferred compensation and other liabilities                                           237,272             229,239           220,505
Minority interests                                                                     75,853              90,778            68,120

Shareholders' equity:
   Common stock                                                                        93,525              93,328            92,355
   Additional paid-in capital                                                         733,597             720,343           647,191
   Retained earnings                                                                  667,939             628,743           468,458
   Unamortized restricted stock                                                       (52,727)            (58,060)          (42,706)
   Accumulated other comprehensive income                                            (119,154)            (94,781)          (48,984)
   Treasury stock                                                                    (309,413)           (244,062)         (158,603)
                                                                                -------------       -------------    --------------
         Total Shareholders' Equity                                                 1,013,767           1,045,511           957,711
                                                                                -------------       -------------    --------------
         Total Liabilities and Shareholders' Equity                             $   6,910,236       $   7,123,526    $    5,897,173
                                                                                =============       =============    ==============

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (Dollars in Thousands, Except Per Share Data)

                                              Three Months Ended March 31,
                                            ---------------------------------
                                                 1999               1998
                                            -------------        ------------
Commissions and fees                        $   1,146,877        $    905,799

Operating expenses:
         Salaries and related costs               688,301             552,164
         Office and general expenses              324,006             251,988
                                            -------------        ------------
                                                1,012,307             804,152
                                            -------------        ------------

Operating profit                                  134,570             101,647

Net interest expense:
         Interest and dividend income              (7,225)             (6,927)
         Interest paid or accrued                  18,472              14,214
                                            -------------        ------------
                                                   11,247               7,287
                                            -------------        ------------

Income before income taxes                        123,323              94,360

Income taxes:
         Federal                                   20,079              15,330
         State and local                            7,476               6,355
         International                             22,960              17,696
                                            -------------        ------------
         Total income taxes                        50,515              39,381
                                            -------------        ------------

Income after income taxes                          72,808              54,979
Equity in affiliates                                  929               4,086
Minority  interests                                (8,175)             (7,741)
                                            -------------        ------------
         Net income                         $      65,562        $     51,324
                                            =============        ============


Net Income Per Common Share:
----------------------------

Net income:
     Basic                                      $    0.37            $  0.30
     Diluted                                    $    0.37            $  0.29

Dividends declared per common share             $    0.15            $  0.125

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                              Three Months Ended
                                                                                 March 31,
                                                                       -----------------------------
                                                                           1999              1998
                                                                       -----------       -----------
Cash flows from operating activities:
     Net income                                                        $    65,562       $    51,324
     Adjustments to reconcile net income to net cash
       used for operating activities:
     Depreciation and amortization of tangible assets                       22,889            18,544
     Amortization of intangible assets                                      16,849            10,915
     Minority interests                                                      8,175             7,741
     Earnings of affiliates less than
       (in excess of) dividends received                                       945            (1,673)
     Decrease in deferred tax benefits                                       1,065             1,771
     Provision for losses on accounts receivable                             2,344             1,754
     Amortization of restricted stock                                        5,273             4,482
     (Increase) decrease  in accounts receivable                          (140,594)            5,437
     Increase in billable production orders in process                     (20,605)          (74,093)
     Increase in prepaid expenses and other current assets                 (39,394)          (19,077)
     Decrease in accounts payable                                         (465,440)         (512,684)
     Decrease in other accrued liabilities                                (114,084)          (90,104)
     Increase (decrease) in accrued taxes on income                         10,211           (33,928)
     Other                                                                   1,719             2,295
                                                                       -----------       -----------
         Net cash used for operating activities                           (645,085)         (627,296)
                                                                       -----------       -----------
Cash flows from investing activities:
     Capital expenditures                                                  (27,163)          (25,295)
     Payments for purchases of equity interests in
       subsidiaries and affiliates, net of cash acquired                  (108,409)         (239,823)
     Proceeds from sales of equity interests in
       subsidiaries and affiliates                                             634               869
     Payments for purchases of investments available-for-sale
       and other investments                                               (21,278)          (15,136)
     Proceeds from sales of investments available-for-sale
       and other investments                                                37,518            27,785
                                                                       -----------       -----------
         Net cash used for investing activities                           (118,698)         (251,600)
                                                                       -----------       -----------
Cash flows from financing activities:
     Net borrowings under lines of credit                                  109,117            86,497
     Share transactions under employee stock plans                          13,484              (659)
     Proceeds from issuance of shares                                           --           171,035
     Proceeds from issuance of debt obligations                            476,778           391,045
     Repayments of principal of debt obligations                           (59,345)           (5,497)
     Dividends and loans to minority shareholders                          (16,473)           (8,426)
     Dividends paid                                                        (25,069)          (19,908)
     Purchase of treasury shares                                           (72,524)          (18,437)
                                                                       -----------       -----------
         Net cash provided by financing activities                         425,968           595,650
                                                                       -----------       -----------
Effect of exchange rate changes on cash and cash equivalents                  (293)            1,329
                                                                       -----------       -----------
     Net decrease in cash and cash equivalents                            (338,108)         (281,917)
Cash and cash equivalents at beginning of period                           648,781           565,138
                                                                       -----------       -----------
Cash and cash equivalents at end of period                             $   310,673       $   283,221
                                                                       ===========       ===========
Supplemental Disclosures:
     Income taxes paid                                                 $    35,205       $    75,257
                                                                       ===========       ===========
     Interest paid                                                     $    19,191       $    12,897
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

                       OMNICOM GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1) The consolidated condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. All prior period amounts included in these financial statements have been restated to reflect the effect of accounting for the acquisition of Abbott Mead Vickers Plc as a pooling-of-interests (see footnote number 8).

2) These statements reflect all adjustments, consisting of normal recurring accruals, which in the opinion of management, are necessary for a fair presentation of the information contained therein. Certain reclassifications have been made to the March 31, 1998 reported amounts to conform them with the March 31, 1999 and December 31, 1998 presentation. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

3) Results of operations for interim periods are not necessarily indicative of annual results.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

4) Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents which include outstanding options and restricted shares, and if dilutive, adjusted for the assumed conversion of the Company's 2.25% and 4.25% Convertible Subordinated Debentures (the "Debentures") and the assumed increase in net income for the after tax interest cost of the Debentures. In determining if the Debentures were dilutive at March 31, 1999 and 1998, the Debentures were assumed to be converted for the entire quarter. For purposes of computing diluted earnings per share for the three months ended March 31, 1999 and 1998, respectively, 178,357,000 and 174,388,000 common share equivalents were assumed to have been outstanding. Additionally, for the three months ended March 31, 1999 6,936,000 shares were assumed to have been converted related to the Debentures and the assumed increase in net income used in the computation was $2,385,000. The number of shares used in the computations of basic and diluted earnings per share were as follows:

                                                   Three Months
                                                   Ended March 31,
                                                   ---------------

                                                 1999            1998
                                                 ----            ----

         Basic EPS                           175,329,000       171,032,000
         Diluted EPS                         185,293,000       174,388,000

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

            For purposes of computing diluted earnings per share for the three months ended March 31, 1999, the Company's 2.25% Convertible Subordinated Debentures were not reflected in the computation, as their inclusion would have been anti-dilutive. For purposes of computing diluted earnings per share for the three months ended March 31, 1998, the Debentures were not reflected in the computation, as their inclusion would have been anti-dilutive.

5)          Total comprehensive income and its components were as follows:

                                                           Three Months
                                                          Ended March 31,
                                                      ---------------------
                                                      (Dollars in Thousands)
                                                        1999        1998
                                                      --------    ---------

      Net Income                                      $ 65,562    $ 51,324
      Other Comprehensive Income -
        Foreign Currency Translation
        Adjustments                                    (24,373)     (1,626)
                                                      --------    --------
      Comprehensive Income                            $ 41,189    $ 49,698
                                                      ========    ========

6) In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which the Company is required to adopt effective January 1, 2000. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

      in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Once implemented, SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997.

                   The Company intends to adopt SFAS No. 133 for its fiscal year ending December 31, 2000. The impact of SFAS No. 133 on the Company's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, the future level of forecasted and actual foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, the Company does not believe the effect of adopting SFAS No. 133 will be material to its financial position.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

7) The Company's wholly-owned and partially-owned businesses operate within the corporate communications services operating segment. These businesses provide a variety of communications services to clients through several worldwide, national and regional independent agency brands. The businesses exhibit similar economic characteristics driven from their consistent efforts to create customer driven marketing communications and services that build their clients businesses. A summary of the Company's operations by geographic area as of March 31, 1999 and 1998, and for the three months then ended is presented below:

                                                          (Dollars in Thousands)
                                       --------------------------------------------------------------------------------

                                         United     United                       Other        Other
                                         States    Kingdom  Germany   France     Europe    International   Consolidated
                                         ------    -------  -------   ------     ------    -------------   ------------

1999
     Commissions and Fees              $587,212   $164,751  $91,621  $83,895   $116,195      $103,203       $1,146,877
     Long-Lived Assets                  162,619     99,698   11,441   15,648     25,179        59,439          374,024

1998
     Commissions and Fees              $475,161   $137,824  $70,135  $41,766   $ 92,076      $ 88,837       $  905,799
     Long-Lived Assets                  164,961     82,942   10,136   14,569     26,226        32,893          331,727

8)          On February 10, 1999, the Company completed the acquisition of
      Abbott Mead Vickers plc ("AMV"). AMV provides corporate communications services to clients principally in the United Kingdom. The Company issued approximately 9.6 million shares of new common stock in exchange for the 92.3% of AMV ordinary shares not already owned by the Company, at a fixed exchange ratio of .1347 common shares of the Company per AMV ordinary share. The

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

      transaction was accounted for under the pooling-of-interests method of accounting. Accordingly, the Company's financial statements have been restated to include the operating results of AMV for all periods presented.

            For the three month period ended March 31, 1998, previously reported commissions and fees and net income for the company were $860,976,000 and $50,903,000, respectively. The amounts presented in the restated consolidated condensed financial statements reflect an increase from the previously reported amounts of $44,823,000 to commissions and fees and an increase of $421,000 to net income. These increases reflect the impact of including the operating results of AMV for the three month period ended March 31, 1998, net of adjustments to eliminate inter-company transactions between AMV and the Company and adjustments to conform AMV accounting methods to those used by the Company.

9) On April 30, 1999, the Company entered into a $750 million revolving credit agreement with a consortium of banks expiring on April 28, 2000. This revolving credit agreement includes a facility for issuing commercial paper.

Item 2. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS
--------------------------------------------------------------------------------

         Results of Operations
         ---------------------

         First Quarter 1999 Compared to First Quarter 1998
         -------------------------------------------------

            Consolidated worldwide revenues from commission and fee income increased 26.6% in the first quarter of 1999 to $1,146.9 million compared to $905.8 million in the first quarter of 1998. Consolidated domestic revenues increased 23.6% in the first quarter of 1999 to $587.2 million compared to $475.2 million in the first quarter of 1998. Consolidated international revenues increased 30.0% in the first quarter of 1999 to $559.7 million compared to $430.6 million in the first quarter of 1998. Absent the effect of acquisitions, net of divestitures and changes in the foreign exchange value of the U.S. dollar, consolidated worldwide revenues increased 14.1% in the first quarter of 1999 as compared to the same period in 1998.

            Worldwide operating expenses increased 25.9% in the first quarter of 1999 as compared to the first quarter of 1998. Absent the effect of acquisitions, net of divestitures and changes in the foreign exchange value of the U.S. dollar, operating expenses increased 13.7% over 1998 levels. This increase reflects normal salary increases and growth in client service expenditures to support the increased revenue base.

 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------



            Net interest expense increased by $4.0 million in the first quarter of 1999 as compared to the same period in 1998. This increase primarily reflects higher average borrowings during the period, partially offset by the effect of higher average amounts of cash and marketable securities invested during the period.

            Pretax profit margin was 10.8% in the first quarter of 1999 as compared to 10.4% in the same period in 1998. Operating margin, which excludes interest and dividend income and interest expense, was 11.7% in the first quarter of 1999 as compared to 11.2% in the same period in 1998.

            The effective income tax rate was 41.0% in the first quarter of 1999 as compared to 41.7% in the first quarter of 1998. This decrease primarily reflects a reduction in effective tax rates at the Company's international subsidiaries.

            The decrease in equity in affiliates is the result of the acquisition of additional ownership interests in certain affiliates that resulted in their consolidation in the March 31, 1999 financial statements and lower profits earned by certain companies in which the Company owns less than a 50% equity interest.

            The increase in minority interest expense is primarily due to new minorities resulting from acquisitions and

 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

      greater earnings by companies where minority interests exist.

            Net income increased 27.7% to $65.6 million in the first quarter of 1999 as compared to $51.3 million in the same period in 1998. Absent the effect of acquisitions, net of divestitures and changes in the foreign exchange value of the U.S. dollar, net income increased 13.9% in the first quarter of 1999 as compared to the first quarter of 1998.

      Capital Resources and Liquidity
      -------------------------------

            Cash and cash equivalents at March 31, 1999 decreased to $310.7 million from $648.8 million at December 31, 1998. The relationship between payables to the media and suppliers and receivables from clients, at March 31, 1999, is consistent with industry norms.

            The Company maintains relationships with a number of banks worldwide, which have extended unsecured committed lines of credit in amounts sufficient to meet the Company's cash needs. At March 31, 1999, the Company had $803.7 million in such unsecured committed lines of credit, comprised of a $500.0 million revolving credit agreement expiring June 30, 2003, and $303.7 million in lines of credit, principally outside of the United States. Of the $803.7 million in unsecured committed lines, $183.7 million remained available at March 31, 1999. Additionally, on April

 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

      30, 1999 the Company entered into a $750 million revolving credit agreement expiring on April 28, 2000.

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

 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

      phase. Additionally, the Audit Committee of the Board of Directors meets periodically to review progress against the plan.

            As part of its assessment phase, the Company compiled a detailed inventory of systems and potential Year 2000 readiness issues at all of its principal locations. Based on this information, the Company determined that it is required to modify portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. In addition, the Company is dependent on third-party computer systems and applications, particularly with respect to such tasks as accounting, billing, buying and planning and paying for media. The Company is in the process of modifying or replacing affected systems, and is also evaluating the adequacy of the processes and progress of third-party vendors of systems that may be affected by the Year 2000 issue. The Company believes that it has identified critical third-party vendors, and it recently completed its testing of these critical vendors to determine their Year 2000 readiness. The Company has been working with and will continue to work with these and other vendors and believes they will be Year 2000 compliant.

            The Company has completed the assessment phase and believes that the implementation phase of its Year 2000 readiness plan will be substantially completed by the middle

 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

      of 1999. Contingency planning will continue throughout 1999.

            The Company believes that, through upgrades, modifications, and replacement of its existing hardware, software and non-IT systems, it will achieve Year 2000 readiness. However, if such upgrades, modifications and replacements are not made, or are not made in a timely manner, the Year 2000 issue could have a material impact on the Company's operations.

            The out-of-pocket costs incurred in the first quarter of 1999 for its Year 2000 program were not material to consolidated results of operations and are expected to be immaterial for the year ended December 31, 1999. These costs, the majority of which will not be capitalizable, include third party consultants and the replacement and remediation of existing computer software and hardware. Such costs do not include internal management time, the effects of which are also not expected to be material to the Company's results of operations or financial condition. The Company will continue to refine its estimates of the costs of its Year 2000 efforts through progress reports from each location and through its capital expenditure budget review process.

            At this stage of the process, the Company believes that it is difficult to specifically identify the cause of the

 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

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

 Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

      Market Risk
      -----------

            The Company's market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities of non-U.S. operations and the impact of changes in interest rates on debt.

            The Company's 1998 Form 10-K provides a more detailed discussion of the market risks affecting its operations. As of March 31, 1999, no material change has occurred in the Company's market risks, as compared to the disclosure in its Form 10-K for the year ending December 31, 1998.

      Forward-Looking Statements
      --------------------------

            "Management's Discussion of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" set forth in this report contain disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "will," "expect," "project," "estimate," "anticipate," "envisage," "plan" or "continue." These forward-looking statements are based upon the Company's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and anticipated actions and the Company's future financial condition and results. The uncertainties and risks include, but are not limited to, general economic and business conditions; loss of significant customers; changes in levels of client advertising; the impact of competition; risks relating to acquisition activities; the complexity of integrated computer systems; and the success and expense of the remediation efforts of the Company, its subsidiaries and third parties in achieving Year 2000 compliance. As a consequence, current plans, anticipated actions and future financial
      condition   and   results  may
      differ from those expressed in any forward-looking statements made by or on behalf of the Company.

SIGNATURES:
-----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                           Omnicom Group Inc.
                                                              (Registrant)
                                                           ------------------


Date: May 17, 1999                              /s/  Randall J. Weisenburger
      ------------                              ----------------------------
                                                    Randall J. Weisenburger
                                                    Chief Financial Officer
                                                   (Principal Financial Officer)



Date: May 17, 1999                              /s/  Philip J. Angelastro
      ------------                              -------------------------
                                                     Philip J. Angelastro
                                                     Controller
                                                    (Chief Accounting
                                                     Officer)

                           PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

         Exhibit Number                     Description of Exhibit
         --------------                     ----------------------

         10.1 364-Day Credit Agreement, dated as of April 30, 1999, among Omnicom Finance Inc., Omnicom Finance Limited, the financial institutions party thereto, Citibank, N.A., as Administrative Agent, The Bank of Nova Scotia, as Documentation Agent, and Istituto Bancario San Paolo Di Torino Istituto Mobiliare Italiano S.p.A., as Syndication Agent (the "Credit Agreement").

         10.2 List of Contents of Exhibits to the Credit Agreement.

         10.3 Guaranty, dated as of April 30, 1999, made by Omnicom Group Inc.

         27                             Financial   Data   Schedule   (filed  in
                                        electronic format only)

(b) Reports on Form 8-K

         No reports on Form 8-K were filed during the first quarter of 1999.