Form 10-Q
period 1999-06-30
OMNICOM GROUP INC
filed 1999-08-12
CIK 29989

CONFORMED

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended:  June 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________ .

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 177,468,900 (as of July 31,
1999)                                               -----------

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements.

                  Consolidated Condensed Balance Sheets -
                      June 30, 1999, December 31, 1998 and
                      June 30, 1998                                        2

                  Consolidated Condensed Statements of Income -
                      Three Months and Six Months
                      Ended June 30, 1999 and 1998                         3

                  Consolidated Condensed Statements of Cash Flows -
                      Six Months Ended June 30, 1999 and 1998              4

                  Notes to Consolidated Condensed Financial
                      Statements                                           5-12

     Item 2.      Management's Discussion of Financial Condition
                      And Results of Operations.                           13-21

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk.                                         22

PART II.          OTHER INFORMATION

     Item 4.      Submission of Matters to a Vote of
                      Security Holders.                                    25

     Item 6.      Exhibits and Reports on Form 8-K.                        26

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                       OMNICOM GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                               June 30,           December 31,       June 30,
                                  Assets                                         1999                1998              1998
                                  ------                                       --------           ------------       --------

Current assets:
   Cash and cash equivalents                                                  $    306,690        $    648,781     $     337,918
   Investments available-for-sale, at market, which approximates cost               30,423              68,610            36,620
   Accounts receivable, less allowance for doubtful accounts
     of $53,244, $58,240 and $39,142                                             2,944,009           2,688,649         2,446,752
   Billable production orders in process, at cost                                  321,716             255,294           307,832
   Prepaid expenses and other current assets                                       484,584             448,496           440,246
                                                                              ------------        ------------     -------------
         Total Current Assets                                                    4,087,422           4,109,830         3,569,368

Furniture, equipment and leasehold improvements at cost, less accumulated depreciation and amortization of $477,969,
  $444,670 and $390,307                                                            380,573             375,649           345,480
Investments in affiliates                                                          321,832             262,392           233,354
Intangibles, less amortization of $314,408, $284,663 and $258,636                2,134,534           2,071,724         1,888,983
Deferred tax benefits                                                               72,180             104,875            81,037
Deferred charges and other assets                                                  230,054             199,056           186,926
                                                                              ------------        ------------     -------------
                                                                              $  7,226,595        $  7,123,526     $   6,305,148
                                                                              ============        ============     =============
       Liabilities and Shareholders' Equity
       ------------------------------------

Current liabilities:
   Accounts payable                                                           $  3,075,038        $  3,366,086     $   2,735,819
   Payable to banks and current portion of long-term debt                          279,595             139,894           139,387
   Other accrued liabilities                                                     1,325,238           1,474,811         1,184,212
   Accrued taxes on income                                                          58,137              59,797            79,523
                                                                              ------------        ------------     -------------
         Total Current Liabilities                                               4,738,008           5,040,588         4,138,941

Long term debt                                                                     699,821             268,913           389,424
Convertible subordinated debentures                                                448,495             448,497           448,500
Deferred compensation and other liabilities                                        231,094             229,239           245,304
Minority interests                                                                  77,177              90,778            71,526

Shareholders' equity:
   Common stock                                                                     93,544              93,328            92,337
   Additional paid-in capital                                                      789,404             720,343           681,698
   Retained earnings                                                               748,738             628,743           532,322
   Unamortized restricted stock                                                    (98,021)            (58,060)          (71,306)
   Accumulated other comprehensive income                                         (128,271)            (94,781)          (40,785)
   Treasury stock                                                                 (373,394)           (244,062)         (182,813)
                                                                              ------------        ------------     -------------
         Total Shareholders' Equity                                              1,032,000           1,045,511         1,011,453
                                                                              ------------        ------------     -------------
         Total Liabilities and Shareholders' Equity                           $  7,226,595        $  7,123,526     $   6,305,148
                                                                              ============        ============     =============


The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
                                        2





                                                                     OMNICOM GROUP INC. AND SUBSIDIARIES
                                                                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                                (Dollars in Thousands, Except Per Share Data)

                                                   Three Months Ended June 30,                       Six Months Ended June 30,
                                                   ---------------------------                       -------------------------
                                                   1999                   1998                       1999                1998
                                                   ----                   ----                       ----                ----

Commissions and fees                         $    1,270,369       $     1,094,160            $     2,417,246       $     1,999,959

Operating expenses:
   Salaries and related costs                       722,703               630,952                  1,411,004             1,183,116
   Office and general expenses                      337,170               285,412                    661,176               537,400
                                              -------------        --------------             --------------        --------------
                                                  1,059,873               916,364                  2,072,180             1,720,516
                                              -------------        --------------             --------------        --------------

Operating profit                                    210,496               177,796                    345,066               279,443

Net interest expense:
   Interest and dividend income                      (9,251)               (9,557)                   (16,476)              (16,484)
   Interest paid or accrued                          21,048                20,085                     39,520                34,299
                                              -------------        --------------             --------------        --------------
                                                     11,797                10,528                     23,044                17,815
                                              -------------        --------------             --------------        --------------

Income before income taxes                          198,699               167,268                    322,022               261,628

Income taxes                                         80,573                71,570                    131,088               110,951
                                              -------------        --------------             --------------        --------------

Income after income taxes                           118,126                95,698                    190,934               150,677
Equity in affiliates                                  2,849                 4,313                      3,778                 8,399
Minority interests                                  (13,833)              (13,755)                   (22,008)              (21,496)
                                              -------------        --------------             --------------        --------------
            Net income                        $     107,142        $       86,256             $      172,704        $      137,580
                                              =============        ==============             ==============        ==============
Net Income Per Common Share:
----------------------------

Net income:
           Basic                                $    0.61             $    0.50                $       0.98         $       0.80
           Diluted                              $    0.59             $    0.48                $       0.95         $       0.78

Dividends declared per common share             $    0.15             $    0.125               $       0.30         $       0.25



The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                 OMNICOM GROUP INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       (Dollars in Thousands)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                        -------------------------------
                                                                                             1999             1998
                                                                                        -------------     -------------
Cash flows from operating activities:

     Net income                                                                         $     172,704     $     137,580
     Adjustments to reconcile net income to net cash
       used for operating activities:
     Depreciation and amortization of tangible assets                                          46,445            37,354
     Amortization of intangible assets                                                         32,871            25,189
     Minority interests                                                                        22,008            21,496
     Earnings of affiliates less than (in excess of)
       dividends received                                                                       1,538            (3,910)
     Decrease in deferred tax benefits                                                         14,600             4,354
     Provision for losses on accounts receivable                                                3,817             3,957
     Amortization of restricted stock                                                          12,654             9,968
     Increase in accounts receivable                                                         (348,650)         (144,904)
     Increase in billable production orders in process                                        (60,814)          (99,320)
     Increase in prepaid expenses and other current assets                                    (27,491)          (84,499)
     Decrease in accounts payable                                                            (183,353)         (171,745)
     Decrease in other accrued liabilities                                                   (121,631)          (89,391)
     Increase (decrease) in accrued taxes on income                                             1,002           (24,967)
     Other                                                                                    (40,235)          (14,331)
                                                                                        -------------      ------------
         Net cash used for operating activities                                              (474,535)         (393,169)
                                                                                        -------------      ------------

Cash flows from investing activities:
     Capital expenditures                                                                     (58,687)          (65,028)
     Payments for purchases of equity interests in
       subsidiaries and affiliates, net of cash acquired                                     (250,038)         (345,814)
     Proceeds from sales of equity interests in
       subsidiaries and affiliates                                                              1,047             3,426
     Payments for purchases of investments available-for-sale
       and other investments                                                                  (39,906)          (42,819)
     Proceeds from sales of investments available-for-sale
       and other investments                                                                   71,951            93,611
                                                                                        -------------      ------------
         Net cash used for investing activities                                              (275,633)         (356,624)
                                                                                        -------------      ------------

Cash flows from financing activities:
     Net borrowings under lines of credit                                                     143,016            13,508
     Share transactions under employee stock plans                                             73,670            29,090
     Proceeds from issuance of shares                                                               -           171,035
     Proceeds from issuance of debt obligations                                               536,567           578,914
     Repayments of principal of debt obligations                                              (74,546)         (144,273)
     Dividends and loans to minority shareholders                                             (28,685)          (18,665)
     Dividends paid                                                                           (51,439)          (44,826)
     Purchase of treasury shares                                                             (198,581)          (71,921)
                                                                                         ------------      ------------
         Net cash provided by financing activities                                            400,002           512,862
                                                                                         ------------      ------------

Effect of exchange rate changes on cash and cash equivalents                                    8,075             9,711
                                                                                        -------------      ------------
     Net decrease in cash and cash equivalents                                               (342,091)         (227,220)
Cash and cash equivalents at beginning of period                                              648,781           565,138
                                                                                         ------------      ------------
Cash and cash equivalents at end of period                                               $    306,690      $    337,918
                                                                                         ============      ============

Supplemental Disclosures:
     Income taxes paid                                                                   $     93,139      $    130,705
                                                                                         ============      ============
     Interest paid                                                                       $     46,697      $     30,518
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

                       OMNICOM GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1) The consolidated condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. All prior period amounts included in these financial statements have been restated to reflect the effect of accounting for the acquisition of Abbott Mead Vickers plc as a pooling-of- interests (see footnote number 8).

2) These statements reflect all adjustments, consisting of normal recurring accruals, which in the opinion of management are necessary for a fair presentation of the information contained therein. Certain reclassifications have been made to the June 30, 1998 reported amounts to conform them with the June 30, 1999 and December 31, 1998 presentation. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

3) Results of operations for interim periods are not necessarily indicative of annual results.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

  4) Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents which include outstanding options and restricted shares, and if dilutive, adjusted for the assumed conversion of the Company's 2.25% and 4.25% Convertible Subordinated Debentures (the "Debentures") and the assumed increase in net income for the after tax interest cost of the Debentures. In determining if the Debentures were dilutive at June 30, 1999 and 1998, the Debentures were assumed to be converted for the entire period. For purposes of computing diluted earnings per share for the three months ended June 30, 1999 and 1998, respectively, 179,100,000 and 178,323,000 common share equivalents were assumed to have been outstanding. Additionally, for both the three months ended June 30, 1999 and 1998, 11,552,000 shares were assumed to have been converted related to the Debentures and the assumed increase in net income used in the computation was $4,488,000 and $4,494,000, respectively. For purposes of computing diluted earnings per share for the six months ended June 30, 1999 and 1998, respectively, 178,784,000 and 176,354,000 common share equivalents were assumed to have been outstanding. Additionally, for the six months ended June 30, 1999 and 1998, 11,552,000 and 6,937,000 shares were assumed to have been converted related to the Debentures, respectively, and the assumed increase in net income used in the computation was $8,987,000 and $4,826,000, respectively. The number of

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

          shares used in the computations of basic and diluted earnings per share were as follows:

                        Three Months                         Six Months
                       Ended June 30,                      Ended June 30,
                       --------------                      --------------
                    1999            1998               1999             1998
                    ----            ----               ----             ----

Basic EPS       175,806,000       174,233,000       175,558,000     172,530,000
Diluted EPS     190,652,000       189,875,000       190,336,000     183,291,000

                  For purposes of computing diluted earnings per share for the six months ended June 30, 1998, the Company's 2.25% Convertible Subordinated Debentures were not reflected in the computation, as their inclusion would have been anti-dilutive.

5)                Total comprehensive income and its components were as follows:

                                                      Three Months                              Six Months
                                                      Ended June 30,                          Ended June 30,
                                                  ---------------------                  ----------------------
                                                  (Dollars in Thousands)                 (Dollars in Thousands)

                                                1999                1998                  1999             1998
                                                ----                ----                  ----             ----

Net Income                                 $    107,142         $    86,256         $     172,704     $     137,580
Other Comprehensive Income:
  Foreign Currency Translation
  Adjustments                                    (9,117)              8,200               (33,490)             6,574
                                           ------------         -----------          ------------     --------------
Total Comprehensive Income                 $     98,025         $    94,456         $     139,214     $      144,154
                                           ============         ===========         =============     ==============


6) In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In June 1999, the

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

          FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -
          Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" ("SFAS No. 137") which delayed the effecive date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Additionally, SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

                  Consistent with the requirements of SFAS No. 137, the Company intends to adopt SFAS No. 133 for its fiscal year ending December 31, 2001. The impact of SFAS No. 133 on the Company's financial statements will depend on a variety of factors, including future interpretative guidance from the

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

          FASB, the future level of forecasted and actual foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, the Company does not believe the effect of adopting SFAS No. 133 will be material to its financial position.

7) The Company's wholly-owned and partially-owned businesses operate within the corporate communications services operating segment. These businesses provide a variety of communications services to clients through several worldwide, national and regional independent agency brands. The businesses exhibit similar economic characteristics driven from their consistent efforts to create customer driven marketing communications and services that build their clients' businesses. A summary of the Company's operations by geographic area as of June 30, 1999 and 1998, and for the three and six months then ended is presented below:

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

                                                                    (Dollars in Thousands)
                                         -----------------------------------------------------------------------------------
                                         United   United                          Other          Other
                                         States   Kingdom  Germany     France     Europe      International     Consolidated
                                         ------   -------  -------     ------     ------      -------------     ------------
Commissions and Fees -
   Three Months Ended June 30,
     1999                              $638,937   $171,470 $100,229   $91,641     $139,797       $128,295       $1,270,369
     1998                               550,248    161,498   85,555    82,716      117,822         96,321        1,094,160

Commissions and Fees -
   Six Months Ended June 30,
     1999                            $1,226,149   $336,221 $191,850   $175,536    $255,992       $231,498       $2,417,246
     1998                             1,025,409    299,322  155,690    124,482     209,898        185,158        1,999,959

Long-Lived Assets
     1999                              $166,860    $99,337  $11,776    $16,268     $34,426        $51,906         $380,573
     1998                               169,979     89,066   10,870     14,447      28,859         32,259          345,480



8) On February 10, 1999, the Company completed the acquisition of Abbott Mead Vickers plc ("AMV"). AMV provides corporate communications services to clients principally in the United Kingdom. The Company issued approximately 9.6 million shares of new common stock in exchange for the 92.3% of AMV ordinary shares not already owned by the Company, at a fixed exchange ratio of .1347 common shares of the Company per AMV ordinary share. The transaction was accounted for under the pooling-of-interests method of accounting. Accordingly, the Company's financial statements have been restated to include the operating results of AMV for all periods presented.

                  For the three month period ended June 30, 1998, previously reported commissions and fees and net income for the Company were $1,051,510,000 and $85,992,000,

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

         respectively. The amounts presented in the restated consolidated condensed financial statements reflect an increase from the previously reported amounts of $42,650,000 to commissions and fees and an increase of $264,000 to net income. These increases reflect the impact of including the operating results of AMV for the three month period ended June 30, 1998, net of adjustments to eliminate inter-company transactions between AMV and the Company and adjustments to conform AMV accounting methods to those used by the Company.

                   For the six month period ended June 30, 1998, previously reported commissions and fees and net income for the Company were $1,912,486,000 and $136,895,000, respectively. The amounts presented in the restated consolidated condensed financial statements reflect an increase from the previously reported amounts of $87,473,000 to commissions and fees and an increase of $685,000 to net income. These increases reflect the impact of including the operating results of AMV for the six month period ended June 30, 1998, net of adjustments to eliminate inter-company transactions between AMV and the Company and adjustments to conform AMV accounting methods to those used by the Company.

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

10) In April 1999, Razorfish, Inc., an affiliate of the Company, issued 3,450,000 shares of its common stock in an initial public offering. The Company, through a wholly- owned subsidiary, owns 7,958,333 shares of Razorfish, Inc.'s common stock. As a result of the initial public offering, the Company owns 32.4% of Razorfish, Inc.'s equity. Razorfish's proceeds from the offering, based on the offering price of $16.00 per share, totaled $55.2 million ($48.3 million net of expenses). Consistent with the Company's accounting policy, an after tax gain of $5,063,000 was recognized by the Company in shareholders' equity as a direct increase to additional paid-in capital.

Item 2.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         Results of Operations
         ---------------------
         Second Quarter 1999 Compared to Second Quarter 1998
         ---------------------------------------------------

                  Consolidated worldwide revenues from commission and fee income increased 16.1% in the second quarter of 1999 to $1,270.4 million compared to $1,094.2 million in the second quarter of 1998. Consolidated domestic revenues increased 16.2% in the second quarter of 1999 to $638.9 million compared to $550.0 million in the second quarter of 1998. Consolidated international revenues increased 16.0% in the second quarter of 1999 to $631.5 million compared to $544.2 million in the second quarter of 1998. Absent the effect of acquisitions, net of divestitures and changes in the foreign exchange value of the U.S. dollar, consolidated worldwide revenues increased 13.4% in the second quarter of 1999 as compared to the same period in 1998.

                  Worldwide operating expenses increased 15.7% in the second quarter of 1999 as compared to the second quarter of 1998. Absent the effect of acquisitions, net of divestitures and changes in the foreign exchange value of the U.S. dollar, operating expenses increased 13.6% over 1998 levels. This increase reflects normal salary increases and growth in client service expenditures to support the increased revenue base.

         MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

                  Net interest expense increased by $1.3 million in the second quarter of 1999 as compared to the same period in 1998. This increase primarily reflects higher average borrowings during the period and lower average amounts of cash and marketable securities invested during the period.

                  Pretax profit margin was 15.6% in the second quarter of 1999 as compared to 15.3% in the same period in 1998. Operating margin, which excludes interest and dividend income and interest expense, was 16.6% in the second quarter of 1999 as compared to 16.2% in the same period in 1998.

                  The effective income tax rate was 40.6% in the second quarter of 1999 as compared to 42.8% in the second quarter of 1998. This decrease primarily reflects a reduction in the Company's domestic effective tax rates.

                 The decrease in equity in affiliates is the result of the acquisition of additional ownership interests in certain affiliates that resulted in their consolidation in the June 30, 1999 financial statements and lower profits earned by certain companies in which the Company owns less than a 50% equity interest.

                  Minority interest expense is consistent with the prior period.

                  Net income increased 24.2% to $107.1 million in the second quarter of 1999 as compared to $86.3 million in the

         MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

          same period in 1998. Absent the effect of acquisitions, net of divestitures and changes in the foreign exchange value of the U.S. dollar, net income increased 18.8% in the second quarter of 1999 as compared to the second quarter of 1998.

Six Months 1999 Compared to Six Months 1998
-------------------------------------------

                  Consolidated worldwide revenues from commission and fee income increased 20.9% in the first six months of 1999 to $2,417.2 million compared to $2,000.0 million in the first six months of 1998. Consolidated domestic revenues increased 19.6% in the first six months of 1999 to $1,226.1 million compared to $1,025.4 million in the same period in 1998. Consolidated international revenues increased 22.2% in the first six months of 1999 to $1,191.1 million compared to $974.6 million in the same period in 1998. Absent the effect of acquisitions, net of divestitures and changes in the foreign exchange value of the U.S. dollar, consolidated worldwide revenues increased 13.7% in the first six months of 1999 as compared to the same period in 1998.

                  Worldwide operating expenses increased 20.4% in the first six months of 1999 as compared to the first six months of 1998. Absent the effect of acquisitions, net of divestitures and changes in the foreign exchange value of the U.S. dollar, operating expenses increased 13.7% over

         MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

         1998 levels. This increase reflects normal salary increases and growth in client service expenditures to support the increased revenue base.

                  Net interest expense increased by $5.2 million in the first six months of 1999 as compared to the same period in 1998. This increase primarily reflects higher average borrowings during the period and lower average amounts of cash and marketable securities invested during the period.

                  Pretax profit margin was 13.3% for the first six months of 1999 as compared to 13.1% in the same period in 1998. Operating margin, which excludes interest and dividend income and interest expense, was 14.3% for the first six months of 1999 as compared to 14.0% in the same period in 1998.

                  The effective income tax rate was 40.7% for the first six months of 1999 as compared to 42.4% for the same period in 1998. This decrease reflects a reduction in effective tax rates at both the Company's domestic and international subsidiaries.

                 The decrease in equity in affiliates is the result of the acquisition of additional ownership interests in certain affiliates that resulted in their consolidation in the June 30, 1999 financial statements and lower profits earned by certain companies in which the Company owns less than a 50% equity interest.

         MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------


                  The increase in minority interest expense is primarily due to new minorities resulting from acquisitions and greater earnings by companies where minority interests exist.

                  Net income increased 25.5% to $172.7 million in the first six months of 1999 as compared to $137.6 million in the same period in 1998. Absent the effect of acquisitions, net of divestitures and changes in the foreign exchange value of the U.S. dollar, net income increased 17.4% in the first six months of 1999 as compared to the first six months of 1998.

         Capital Resources and Liquidity
         -------------------------------

                  Cash and cash equivalents at June 30, 1999 decreased to $307.0 million from $648.8 million at December 31, 1998. The relationship between payables to the media and suppliers and receivables from clients, at June 30, 1999, is consistent with industry norms.

                  The Company maintains relationships with a number of banks worldwide, which have extended unsecured committed lines of credit in amounts sufficient to meet the Company's cash needs. At June 30, 1999, the Company had $1,480.0 million in such unsecured committed lines of credit, comprised of a $750.0 million revolving credit agreement expiring April 28, 2000, a $500.0 million revolving credit

         MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

          agreement expiring June 30, 2003, and $230.0 million in lines of credit, principally outside of the United States. Of the $1,480.0 million in unsecured committed lines, $782.1 million remained available at June 30, 1999.

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

         MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

         phase, an implementation phase and a contingency planning phase. Additionally, the Audit Committee of the Board of Directors meets periodically to review progress against the plan.

                  As part of its assessment phase, the Company compiled a detailed inventory of systems and potential Year 2000 readiness issues at all of its principal locations. Based on this information, the Company determined that it was required to modify portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. In addition, the Company is dependent on third-party computer systems and applications, particularly with respect to such tasks as accounting, billing, buying and planning and paying for media. The Company is in the process of modifying or replacing affected systems, and is also evaluating the adequacy of the processes and progress of third-party vendors of systems that may be affected by the Year 2000 issue. The Company believes that it has identified critical third-party vendors, and it recently completed its testing of these critical vendors to determine their Year 2000 readiness. The Company has been working with and will continue to work with these and other vendors and believes these vendors will be Year 2000 ready.

                  The Company has completed the assessment phase and believes that the implementation phase of its Year 2000 readiness plan will be substantially completed during the

         MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

         third quarter.  Contingency planning  will continue throughout 1999.

                  The Company believes that, through upgrades, modifications, and replacement of its existing hardware, software and non-IT systems, it will achieve Year 2000 readiness. However, if such upgrades, modifications and replacements are not made, or are not made in a timely manner, the Year 2000 issue could have a material impact on the Company's operations.

                 The out-of-pocket costs incurred in the first six months of 1999 for its Year 2000 program were not material to consolidated results of operations and are expected to be immaterial for the year ended December 31, 1999. These costs, the majority of which will not be capitalizable, include third party consultants and the replacement and remediation of existing computer software and hardware. Such costs do not include internal management time, the effects of which are also not expected to be material to the Company's results of operations or financial condition. The Company will continue to refine its estimates of the costs of its Year 2000 efforts through progress reports from each location and through its capital expenditure budget review process.

                  At this stage of the process, the Company believes that it is difficult to specifically identify the cause of the most reasonable worst case Year 2000 scenario. Due to the

         MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

          decentralized nature of the Company's structure and systems, the Company believes that a reasonable worst case scenario could involve the failures of significant third parties (including entities with which the Company has no direct involvement such as telecommunications companies and public utilities) that continue for more than several days and affect a significant number of the Company's operating locations. The Company is considering various contingency planning approaches in the event of such failures and has developed a model for its operations to follow in the event of a Year 2000 failure. The development of the Company's contingency plans is ongoing and will reflect additional information with regard to third parties' Year 2000 readiness as it is received.

                  The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. While the Company anticipates continuity of its business activities, that continuity will be dependent upon its ability, and the ability of third parties with whom the Company relies on directly, or indirectly, to be Year 2000 ready.

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

                  The Company's 1998 Form 10-K provides a more detailed discussion of the market risks affecting its operations. As of June 30, 1999, no material change has occurred in the Company's market risks, as compared to the disclosure in its Form 10-K for the year ending December 31, 1998.

         Forward-Looking Statements
         --------------------------

                  "Management's Discussion of Financial Condition and Results of
         Operations" and "Quantitative and Qualitative Disclosures About Market Risk" set forth in this report contain disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "might," "will," "expect," "project," "estimate," "anticipate," "envisage," "plan" or "continue." These forward-looking statements are based upon the Company's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and anticipated actions and the Company's future financial condition and results. The uncertainties and risks include, but are not limited to, general economic and business conditions; loss of significant customers; changes in levels of client advertising; the impact of competition; risks relating to acquisition activities; the complexity of integrated computer systems; and the success and expense of the remediation efforts of the Company, its subsidiaries and third parties in achieving Year 2000 compliance. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.


                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

         The Annual Meeting of the Shareholders of the Company was held on May 17, 1999 in New York, New York, at which three matters were submitted to a vote of the shareholders:

         (a) Votes cast for or where authority to vote for was withheld regarding the re-election of six Directors were as follows:

                                                  AUTHORITY
                              FOR                  WITHHELD
(Term Expiring in 2002)
Barnard Brochand           155,196,900               573,929
James A. Cannon            155,172,199               598,630
Leonard S. Coleman, Jr.    155,153,534               617,295
Peter Foy                  154,797,559               973,270
Thomas L. Harrison         155,206,789               564,040
Gary L. Roubos             155,173,977               596,852

         (b) Votes cast for or against and the number of abstentions regarding the confirmation of the appointment of Arthur Andersen LLP as independent auditors of the Company to serve for the year ending December 31, 1999 were as follows:

FOR               155,383,378
AGAINST                72,460
ABSTAIN               314,991

         (c) Votes cast for or against and the number of absentions regarding the approval of the Omnicom Group Inc. Employee Stock Purchase Plan were as follows:

FOR               154,207,487
AGAINST             1,022,001
ABSTAIN               541,341

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

         Exhibit Number                     Description of Exhibit
         --------------                     ----------------------

           27                               Financial Data Schedule (filed in
                                            electronic format only)


         (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the second quarter of 1999.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Omnicom Group Inc.
                                           (Registrant)
                                        --------------------------------

Date August 12, 1999                    /s/Randall J. Weisenburger
     -----------------------            --------------------------------
                                        Randall J. Weisenburger
                                        Chief Financial Officer
                                       (Principal Financial
                                        Officer)

Date August 12, 1999                    /s/Philip J. Angelastro
     -----------------------            -------------------------------
                                        Philip J. Angelastro
                                        Controller
                                       (Chief Accounting
                                        Officer)