Form 10-Q
period 1999-09-30
OMNICOM GROUP INC
filed 1999-11-12
CIK 29989

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 1999
                                               ------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ____________to___________.

              Commission File Number:   1-10551
                                        -------

                               Omnicom Group Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     New York                                          13-1514814
-------------------------------------------------------------------------------
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                      Identification No.)


 437 Madison Avenue, New York, New York                   10022
-------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


   (212) 415-3600
-------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


    Not  Applicable
-------------------------------------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 177,446,000(as of October 31,
1999)

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                                      INDEX



                                                                      Page No.
                                                                      --------

PART I.     FINANCIAL INFORMATION


   Item 1.  Financial Statements.

            Consolidated Condensed Balance Sheets -
               September 30, 1999, December 31, 1998 and
               September 30, 1998                                         2

            Consolidated Condensed Statements of Income -
               Three Months and Nine Months
               Ended September 30, 1999 and 1998                          3

            Consolidated Condensed Statements of Cash Flows -
               Nine Months Ended September 30, 1999 and 1998              4

            Notes to Consolidated Condensed Financial
               Statements                                                 5-12


   Item 2.  Management's Discussion of Financial Condition
               And Results of Operations.                                 13-21


   Item 3. Quantitative and Qualitative Disclosures About
               Market Risk.                                               22


PART II.    OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K.                             24

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                       OMNICOM GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)


                        Assets                                                      September 30,     December 31,     September 30,
                        ------                                                          1999              1998             1998
                                                                                     ---------         ---------        ----------
Current assets:
  Cash and cash equivalents                                                         $   296,015        $  648,781       $   313,234
  Investments available-for-sale, at market, which approximates cost                     41,142            68,610            34,271
  Accounts receivable, less allowance for doubtful accounts
   of $49,373, $58,240 and $43,777                                                    2,999,311         2,688,649         2,423,787
  Billable production orders in process, at cost                                        331,680           255,294           294,073
  Prepaid expenses and other current assets                                             566,941           448,496           444,330
                                                                                    -----------       -----------       -----------
      Total Current Assets                                                            4,235,089         4,109,830         3,509,695

Furniture, equipment and leasehold improvements at cost, less accumulated depreciation and amortization of $506,419,
  $444,670 and $416,577                                                                 390,334           375,649           346,695
Investments in affiliates                                                               333,558           262,392           268,127
Intangibles, less amortization of $340,788, $284,663 and $279,198                     2,214,221         2,071,724         1,971,616
Deferred tax benefits                                                                    76,057           104,875            90,941
Deferred charges and other assets                                                       212,550           199,056           242,837
                                                                                    -----------       -----------       -----------
                                                                                    $ 7,461,809       $ 7,123,526       $ 6,429,911
                                                                                    ===========       ===========       ===========
       Liabilities and Shareholders' Equity
       ------------------------------------

Current liabilities:
  Accounts payable                                                                  $ 3,055,543       $ 3,366,086       $ 2,497,319
  Payable to banks and current portion of long-term debt                                395,632           139,894           189,892
  Other accrued liabilities                                                           1,374,936         1,474,811         1,271,868
  Accrued taxes on income                                                                76,433            59,797            67,177
                                                                                    -----------       -----------       -----------
      Total Current Liabilities                                                       4,902,544         5,040,588         4,026,256

Long term debt                                                                          705,231           268,913           619,603
Convertible subordinated debentures                                                     448,488           448,497           448,500
Deferred compensation and other liabilities                                             248,201           229,239           256,542
Minority interests                                                                       97,055            90,778            77,350

Shareholders' equity:
  Common stock                                                                           93,544            93,328            92,369
  Additional paid-in capital                                                            788,627           720,343           688,167
  Retained earnings                                                                     792,825           628,743           567,460
  Unamortized restricted stock                                                          (93,199)          (58,060)          (64,873)
  Accumulated other comprehensive income                                               (101,386)          (94,781)          (55,959)
  Treasury stock                                                                       (420,121)         (244,062)         (225,504)
                                                                                    -----------       -----------       -----------
      Total Shareholders' Equity                                                      1,060,290         1,045,511         1,001,660
                                                                                    -----------       -----------       -----------
      Total Liabilities and Shareholders' Equity                                    $ 7,461,809        $7,123,526       $ 6,429,911
                                                                                    ===========       ===========       ===========


The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                                   OMNICOM GROUP INC. AND SUBSIDIARIES
                               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              (Dollars in Thousands, Except Per Share Data)


                                              Three Months Ended September 30,          Nine Months Ended September 30,
                                              --------------------------------          -------------------------------

                                                  1999                 1998                 1999                 1998
                                                  ----                 ----                 ----                 ----
Commissions and fees                          $ 1,210,880          $ 1,032,985          $ 3,628,126          $ 3,032,944

Operating expenses:
  Salaries and related costs                      734,260              619,909            2,145,264            1,803,025
  Office and general expenses                     329,460              294,381              990,636              831,781
                                              -----------          -----------          -----------          -----------
                                                1,063,720              914,290            3,135,900            2,634,806
                                              -----------          -----------          -----------          -----------

Operating profit                                  147,160              118,695              492,226              398,138

Net interest expense:
  Interest and dividend income                     (4,685)              (7,504)             (21,161)             (23,988)
  Interest paid or accrued                         20,591               19,610               60,111               53,909
                                              -----------          -----------          -----------          -----------
                                                   15,906               12,106               38,950               29,921
                                              -----------          -----------          -----------          -----------

Income before income taxes                        131,254              106,589              453,276              368,217

Income taxes                                       53,851               46,104              184,939              157,055
                                              -----------          -----------          -----------          -----------

Income after income taxes                          77,403               60,485              268,337              211,162
Equity in affiliates                                 (202)               4,960                3,576               13,359
Minority interests                                 (6,916)              (9,465)             (28,924)             (30,961)
                                              -----------          -----------          -----------          -----------
        Net income                            $    70,285          $    55,980          $   242,989          $   193,560
                                              ===========          ===========          ===========          ===========

Net Income Per Common Share:
---------------------------

Net income:
        Basic                                     $  0.40              $  0.32            $    1.39            $    1.12
        Diluted                                   $  0.39              $  0.32            $    1.35            $    1.09

Dividends declared per common share               $  0.15              $  0.125           $    0.45            $    0.375








The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                 OMNICOM GROUP INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       (Dollars in Thousands)


                                                               Nine Months Ended
                                                                  September 30,
                                                            ------------------------

                                                               1999        1998
                                                            ---------   ---------
Cash flows from operating activities:
   Net income                                               $ 242,989   $ 193,560
   Adjustments to reconcile net income to net cash
     used for operating activities:
   Depreciation and amortization of tangible assets            70,374      61,588
   Amortization of intangible assets                           50,552      40,042
   Minority interests                                          28,924      30,960
   Earnings of affiliates less than (in excess of)
     dividends received                                           573      (4,248)
   Decrease in deferred tax benefits                           10,382       3,626
   Provision for losses on accounts receivable                  3,070       6,135
   Amortization of restricted stock                            20,165      15,446
   Increase in accounts receivable                           (339,807)    (51,363)
   Increase in billable production orders in process          (64,664)    (78,868)
   Increase in prepaid expenses and other current assets     (108,398)    (70,747)
   Decrease in accounts payable                              (258,118)   (482,859)
   Decrease in other accrued liabilities                      (74,101)    (33,460)
   Increase (decrease) in accrued taxes on income               9,821     (38,320)
   Other                                                      (13,771)    (32,170)
                                                            ----------   --------
      Net cash used for operating activities                 (422,009)   (440,678)
                                                            ----------   --------

Cash flows from investing activities:
   Capital expenditures                                       (83,379)    (78,280)
   Payments for purchases of equity interests in
     subsidiaries and affiliates, net of cash acquired       (295,794)   (474,860)
   Proceeds from sales of equity interests in
     subsidiaries and affiliates                                1,108       1,919
   Payments for purchases of investments available-for-sale
     and other investments                                    (63,100)    (38,930)
   Proceeds from sales of investments available-for-sale
     and other investments                                     83,684      92,776
                                                            ---------    --------
      Net cash used for investing activities                 (357,481)   (497,375)
                                                            ----------   --------

Cash flows from financing activities:
   Net borrowings under lines of credit                       252,109      53,218
   Share transactions under employee stock plans               77,727      46,848
   Proceeds from issuance of shares                                 -     171,084
   Proceeds from issuance of debt obligations                 530,941     758,213
   Repayments of principal of debt obligations                (75,035)   (111,924)
   Dividends and loans to minority shareholders               (30,182)    (28,254)
   Dividends paid                                             (77,758)    (65,813)
   Purchase of treasury shares                               (252,786)   (128,334)
                                                             ---------   --------
      Net cash provided by financing activities               425,016     695,038
                                                             --------    --------

Effect of exchange rate changes on cash and cash equivalents    1,708      (8,889)
                                                             --------    --------
   Net decrease in cash and cash equivalents                 (352,766)   (251,904)
Cash and cash equivalents at beginning of period              648,781     565,138
                                                             --------    --------
Cash and cash equivalents at end of period                  $ 296,015   $ 313,234
                                                             ========    ========

Supplemental Disclosures:
   Income taxes paid                                        $ 126,687   $ 178,480
                                                             ========    ========
   Interest paid                                            $  70,066   $  48,067
                                                             ========    ========



The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


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

2) These statements reflect all adjustments, consisting of normal recurring accruals, which in the opinion of management are necessary for a fair presentation of the information contained therein. Certain reclassifications have been made to the September 30, 1998 reported amounts to conform them with the September 30, 1999 and December 31, 1998 presentation. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

3) Results of operations for interim periods are not necessarily indicative of annual results.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------


4) Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents which include outstanding options and restricted shares, and if dilutive, adjusted for the assumed conversion of the Company's 2.25% and 4.25% Convertible Subordinated Debentures (collectively, the "Debentures") and the assumed increase in net income for the after tax interest cost of the Debentures. In determining if the Debentures were dilutive at September 30, 1999 and 1998, the Debentures were assumed to be converted for the entire period. For purposes of computing diluted earnings per share for the three months ended September 30, 1999 and 1998, 178,071,000 and 177,541,000 common share equivalents, respectively, were assumed to have been outstanding. Additionally, for the three months ended September 30, 1999, 6,936,000 shares were assumed to have been converted related to the Debentures and the assumed increase in net income used in the computation was $2,396,000. For purposes of computing diluted earnings per share for the nine months ended September 30, 1999 and 1998, 178,532,000 and 176,550,000 common share equivalents, respectively, were assumed to have been outstanding. Additionally, for the nine months ended September 30, 1999 and 1998, 11,552,000 and 6,937,000 shares, respectively, were assumed to have been converted related to the Debentures, and the assumed increase in net income used in the computation was $13,469,000 and $7,225,000, respectively. The number of shares used in the computations of basic and diluted earnings per share were as follows:


                           Three Months                   Nine Months
                        Ended September 30,            Ended September 30,
                        -------------------            -------------------
                        1999         1998              1999          1998
                        ----         ----              ----          ----

Basic EPS           175,111,000    173,929,000      175,391,000    172,950,000
Diluted EPS         185,007,000    177,541,000      190,084,000    183,487,000


            For purposes of computing diluted earnings per share for the three months ended September 30, 1999, the Company's 2.25% Convertible Subordinated Debentures were not reflected in the computation, as their inclusion would have been anti-dilutive. For purposes of computing diluted earnings per share for the three months ended September 30, 1998, the Debentures were not reflected in the computation, as their inclusion would have been anti-dilutive.

            For purposes of computing diluted earnings per share for the nine months ended September 30, 1998, the Company's 2.25% Convertible Subordinated Debentures were not reflected in the computation, as their inclusion would have been anti-dilutive.

5)          Total comprehensive income and its components were as follows:

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

                                   Three Months                 Nine Months
                                 Ended September 30,        Ended September 30,
                              -----------------------     ----------------------
                               (Dollars in Thousands)     (Dollars in Thousands)

                                1999          1998           1999        1998
                                ----          ----           ----        ----

Net Income                   $  70,285     $ 55,980      $ 242,989   $  193,560
Other Comprehensive Income:
  Foreign Currency Translation
  Adjustments                   26,885      (15,175)        (6,605)      (8,601)
                               -------      -------       ---------   ---------
Total Comprehensive Income   $  97,170     $ 40,805      $ 236,384   $  184,959
                              ========      =======       ========    =========

6) In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" ("SFAS No. 137") which delayed the effecive date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Additionally, SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

      qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

7) The Company's wholly-owned and partially-owned businesses operate within the corporate communications services operating segment. These businesses provide a variety of communications services to clients through several worldwide, national and regional independent agency brands. The businesses exhibit similar economic characteristics driven from their consistent efforts to create customer driven marketing communications and services that build their

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------


      clients' businesses. A summary of the Company's operations by geographic area as of September 30, 1999 and 1998, and for the three and nine months then ended is presented below:



                                                                     (Dollars in Thousands)
                                        ---------------------------------------------------------------------------------
                                         United     United                            Other       Other
                                         States    Kingdom     Germany   France      Europe   International  Consolidated
                                        --------   -------     -------   -------    --------  -------------  ------------

Commissions and Fees -
   Three Months Ended September 30,
   1999                                 $608,673   $174,240    $98,946   $79,813    $125,317    $123,891     $1,210,880
   1998                                  509,152    166,723     80,469    76,517     107,072      93,052      1,032,985

Commissions and Fees -
   Nine Months Ended September 30,
   1999                               $1,832,113   $510,461   $290,796  $255,349    $381,309    $358,098     $3,628,126
   1998                                1,534,049    464,312    236,159   200,999     316,970     280,455      3,032,944

Long-Lived Assets
   1999                                 $165,721   $101,907    $11,887   $15,784     $37,320     $57,715       $390,334
   1998                                  155,816     96,772     11,202    14,916      32,565      35,424        346,695


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

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

            For the three month period  ended  September  30,  1998,  previously reported commissions and fees and net income for the Company were $981,577,000 and $53,792,000, respectively. The amounts presented in the restated consolidated condensed financial statements reflect an increase from the previously reported amounts of $51,408,000 to commissions and fees and an increase of $2,188,000 to net income. These increases reflect the impact of including the operating results of AMV for the three month period ended September 30, 1998, net of adjustments to eliminate inter-company transactions between AMV and the Company and adjustments to conform AMV accounting methods to those used by the Company.

             For the nine month period  ended  September  30,  1998,  previously reported commissions and fees and net income for the Company were $2,894,063,000 and $190,687,000, respectively. The amounts presented in the restated consolidated condensed financial statements reflect an increase from the previously reported amounts of $138,881,000 to commissions and fees and an increase of $2,873,000 to net income. These increases reflect the impact of including the operating results of AMV for the nine month period ended September 30, 1998, net of adjustments to eliminate inter-company transactions between

      AMV and the Company and adjustments to conform AMV accounting methods to those used by the Company.

9) On April 30, 1999, the Company entered into a $750 million revolving credit agreement with a consortium of banks expiring on April 28, 2000. This revolving credit agreement includes a facility for issuing commercial paper.

10) In April 1999, Razorfish, Inc., an affiliate of the Company, issued 3,450,000 shares of its common stock in an initial public offering. The Company, through a wholly-owned subsidiary, owns 7,958,333 shares of Razorfish, Inc.'s common stock. Immediately following the initial public offering, the Company owned 32.4% of Razorfish, Inc.'s equity. Razorfish's proceeds from the offering, based on the offering price of $16.00 per share, totaled $55.2 million ($48.3 million net of expenses). Consistent with the Company's accounting policy, an after tax gain of $5,063,000 was recognized by the Company in shareholders' equity as a direct increase to additional paid-in capital.

           Item 2. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
------------------------------------------------------------------------------


      Results of Operations
      ---------------------
      Third Quarter 1999 Compared to Third Quarter 1998
      -------------------------------------------------

            Consolidated worldwide revenues from commission and fee income increased 17.2% in the third quarter of 1999 to $1,210.9 million compared to $1,033.0 million in the third quarter of 1998. Consolidated domestic revenues increased 19.5% in the third quarter of 1999 to $608.7 million compared to $509.2 million in the third quarter of 1998. Consolidated international revenues increased 15.0% in the third quarter of 1999 to $602.2 million compared to $523.8 million in the third quarter of 1998. Absent the effect of acquisitions, net of divestitures and changes in the foreign exchange value of the U.S. dollar, consolidated worldwide revenues increased 12.5% in the third quarter of 1999 as compared to the same period in 1998.

            Worldwide operating expenses increased 16.3% in the third quarter of 1999 as compared to the third quarter of 1998. Absent the effect of acquisitions, net of divestitures and changes in the foreign exchange value of the U.S. dollar, operating expenses increased 12.7% over 1998 levels. This increase reflects normal salary increases and growth in client service expenditures to support the increased revenue base.

    MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)
-------------------------------------------------------------------------------

            Net interest expense increased by $3.8 million in the third quarter of 1999 as compared to the same period in 1998. This increase primarily reflects higher average borrowings during the period and lower average amounts of cash and marketable securities invested during the period.

            Pretax profit margin was 10.8% in the third quarter of 1999 as compared to 10.3% in the same period in 1998. Operating margin, which excludes interest and dividend income and interest expense, was 12.2% in the third quarter of 1999 as compared to 11.5% in the same period in 1998.

            The effective income tax rate was 41.0% in the third quarter of 1999 as compared to 43.3% in the third quarter of 1998. This decrease primarily reflects a reduction in the Company's domestic effective tax rates.

            The decrease in equity in affiliates is the result of the acquisition of additional ownership interests in certain affiliates that resulted in their consolidation in the September 30, 1999 financial statements and lower profits earned by certain companies in which the Company owns less than a 50% equity interest.

            The decrease in minority interest expense is primarily due to lower earnings by companies where minority interests exist.

    MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)
-------------------------------------------------------------------------------

            Net income increased 25.6% to $70.3 million in the third quarter of 1999 as compared to $56.0 million in the same period in 1998. Absent the effect of acquisitions, net of divestitures and changes in the foreign exchange value of the U.S. dollar, net income increased 20.2% in the third quarter of 1999 as compared to the third quarter of 1998.

      Nine Months 1999 Compared to Nine Months 1998
      ---------------------------------------------

            Consolidated worldwide revenues from commission and fee income increased 19.6% in the first nine months of 1999 to $3,628.1 million compared to $3,032.9 million in the first nine months of 1998. Consolidated domestic revenues increased 19.4% in the first nine months of 1999 to $1,832.1 million compared to $1,534.0 million in the same period in 1998. Consolidated international revenues increased 19.8% in the first nine months of 1999 to $1,796.0 million compared to $1,498.9 million in the same period in 1998. Absent the effect of acquisitions, net of divestitures and changes in the foreign exchange value of the U.S. dollar, consolidated worldwide revenues increased 12.8% in the first nine months of 1999 as compared to the same period in 1998.

            Worldwide operating expenses increased 19.0% in the first nine months of 1999 as compared to the first nine months of 1998. Absent the effect of acquisitions, net of divestitures and changes in the foreign exchange value of

    MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)
-------------------------------------------------------------------------------

      the U.S. dollar, operating expenses increased 12.8% over 1998 levels. This increase reflects normal salary increases and growth in client service expenditures to support the increased revenue base.

            Net interest expense increased by $9.0 million in the first nine months of 1999 as compared to the same period in 1998. This increase primarily reflects higher average borrowings during the period and lower average amounts of cash and marketable securities invested during the period.

            Pretax profit margin was 12.5% for the first nine months of 1999 as compared to 12.1% in the same period in 1998. Operating margin, which excludes interest and dividend income and interest expense, was 13.6% for the first nine months of 1999 as compared to 13.1% in the same period in 1998.

            The effective income tax rate was 40.8% for the first nine months of 1999 as compared to 42.7% for the same period in 1998. This decrease reflects a reduction in effective tax rates at both the Company's domestic and international subsidiaries.

            The decrease in equity in affiliates is the result of the acquisition of additional ownership interests in certain affiliates that resulted in their consolidation in the September 30, 1999 financial statements and lower profits

    MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)
-------------------------------------------------------------------------------

      earned by certain companies in which the Company owns less than a 50% equity interest.

            The decrease in minority interest expense is primarily due to lower earnings by companies where minority interests exist.

            Net income increased 25.5% to $243.0 million in the first nine months of 1999 as compared to $193.6 million in the same period in 1998. Absent the effect of acquisitions, net of divestitures and changes in the foreign exchange value of the U.S. dollar, net income increased 18.2% in the first nine months of 1999 as compared to the first nine months of 1998.

      Capital Resources and Liquidity
      -------------------------------

            Cash and cash equivalents at September 30, 1999 decreased to $296.0 million from $648.8 million at December 31, 1998. The relationship between payables to the media and suppliers and receivables from clients, at September 30, 1999, is consistent with industry norms.

            The Company maintains relationships with a number of banks worldwide, which have extended unsecured committed lines of credit in amounts sufficient to meet the Company's cash needs. At September 30, 1999, the Company had $1,589.5 million in such unsecured committed lines of credit, comprised of a $750.0 million revolving credit agreement

    MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)
-------------------------------------------------------------------------------

      expiring April 28, 2000, a $500.0 million revolving credit agreement expiring June 30, 2003, and $339.5 million in lines of credit, principally outside of the United States. Of the $1,589.5 million in unsecured committed lines, $777.6 million remained available at September 30, 1999.

            Management believes the aggregate lines of credit available to the Company, plus cash flows from operations will be adequate to support its anticipated requirements.

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

    MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)
-------------------------------------------------------------------------------

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

            The Company has completed the assessment phase. The testing and implementation phases of its Year 2000 readiness plan are

    MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)
-------------------------------------------------------------------------------

      substantially  complete.  Contingency  planning will  continue  throughout
      1999.

            The Company believes that, through upgrades, modifications, and replacement of its existing hardware, software and non-IT systems, it will achieve Year 2000 readiness. However, if such upgrades, modifications and replacements are not made, or are not made in a timely manner, the Year 2000 issue could have a material impact on the Company's operations.

            The out-of-pocket costs incurred in the first nine months of 1999 for its Year 2000 program were not material to consolidated results of operations and are expected to be immaterial for the year ended December 31, 1999. These costs, the majority of which will not be capitalizable, include third party consultants and the replacement and remediation of existing computer software and hardware. Such costs do not include internal management time, the effects of which are also not expected to be material to the Company's results of operations or financial condition. The Company will continue to refine its estimates of the costs of its Year 2000 efforts through progress reports from each location and through its capital expenditure budget review process.

            At this stage of the process, the Company believes that it is difficult to specifically identify the cause of the most reasonable worst case Year 2000 scenario. Due to the

    MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)
-------------------------------------------------------------------------------

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

       Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------------------


      Market Risk
      -----------

            The Company's market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities of non-U.S. operations and the impact of changes in interest rates on debt.

            The Company's 1998 Form 10-K provides a more detailed discussion of the market risks affecting its operations. As of September 30, 1999, no material change has occurred in the Company's market risks, as compared to the disclosure in its Form 10-K for the year ending December 31, 1998.

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



                        PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.


      (a) Exhibits.

      Exhibit Number                Description of Exhibit
      --------------                ----------------------

      27                            Financial Data Schedule (filed in
                                    electronic format only)


      (b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the third quarter of 1999.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Omnicom Group Inc.
                                          (Registrant)
                                       ------------------



Date  November 12, 1999             /s/   Randall J. Weisenburger
    --------------------            ------------------------------
                                    Randall J. Weisenburger
                                    Chief Financial Officer
                                    (Principal Financial Officer)



Date  November 12, 1999             /s/   Philip J. Angelastro
    --------------------            ------------------------------
                                    Philip J. Angelastro
                                    Controller
                                    (Chief Accounting
                                      Officer)