Form 10-K405
period 1999-12-31
OMNICOM GROUP INC
filed 2000-03-30
CIK 29989

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended: December 31, 1999

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

      At March 15, 2000, there were 176,930,039 shares of Common Stock, $.50 par value, outstanding; the aggregate market value of the voting stock held by nonaffiliates at March 15, 2000 was approximately $14,351,645,000

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's definitive proxy statement relating to its annual meeting of shareholders scheduled to be held on May 16, 2000 are incorporated by reference into Part III of this Report.

================================================================================

                               OMNICOM GROUP INC.
                               ------------------

                       Index to Annual Report on Form 10-K
                          Year Ended December 31, 1999

                                                                           Page
                                                                           ----


PART I

Item 1.    Business .....................................................    1
Item 2.    Properties ...................................................    3
Item 3.    Legal Proceedings ............................................    3
Item 4.    Submission of Matters to a Vote of Security Holders ..........    3
Supplemental Item. Executive Officers of the Registrant .................    4

PART II

Item 5.    Market for Registrant's Common Equity and
             Related Stockholder Matters ................................    5
Item 6.    Selected Financial Data ......................................    5
Item 7.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations ..............    6
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ...    9
Item 8.    Financial Statements and Supplementary Data ..................    9
Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure ........................    9

PART III

Item 10.   Directors and Executive Officers of the Registrant ...........   10
Item 11.   Executive Compensation .......................................   10
Item 12.   Security Ownership of Certain Beneficial
             Owners and Management ......................................   10
Item 13.   Certain Relationships and Related Transactions ...............   10

      The information called for by Items 10, 11, 12 and 13, to the extent not included in this document, is incorporated herein by reference to such information to be included under the captions "Election of Directors," "Common Stock Ownership of Management," "Directors' Compensation" and "Executive Compensation," in the Company's definitive proxy statement which is expected to be filed by April 11, 2000.

PART IV

Item 14.   Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K ....................................   11

                                     PART I

Item 1. Business

      Omnicom Group Inc., through its wholly and partially-owned companies (hereinafter collectively referred to as the "Company" or the "Omnicom Group"), provides corporate communications services to clients worldwide on a global, pan-regional, national and local basis. Operations cover the major regions of North America, the United Kingdom, Germany, France, the remainder of Continental Europe, Latin America, the Far East, Australia, the Middle East and Africa. In both 1999 and 1998, approximately 50% of the Omnicom Group's commissions and fees came from its non-U.S. operations. The corporate communications services offered by the Company include advertising in various media such as television, radio, newspaper, magazines, outdoor and the internet, as well as public relations, specialty advertising, direct response and promotional marketing, strategic media planning and buying, and internet and digital media development.

      According to the unaudited industry-wide figures published in 1999 by the trade journal Advertising Age, the Omnicom Group was ranked as the largest advertising agency group worldwide.

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

Brands

      The above services are provided to clients through numerous worldwide, national and regional independent agency brands. These brands include, among others, BBDO Worldwide, DDB Worldwide, TBWA Worldwide, Abbott Mead Vickers, Adelphi Group, Alcone Marketing Group, Bernard Hodes Advertising, Brodeur Worldwide, Case Dunlap, Clark & Weinstock, Claydon Heeley, CPM International, Diversified Healthcare Communications Group, Doremus & Company, Fleishman-Hillard, Gavin Anderson & Company, GMR Marketing, Goodby, Silverstein & Partners, GPC International, Griffin Bacal, GSD&M, Health & Medical Communications Group, Integer Group, Interbrand, InterOne Marketing Group, Ketchum, Ketchum Directory Advertising, M/A/R/C Inc., Martin-Williams, Merkley Newman Harty, Moss Dragoti, Optimum Media Direction, PhD, Porter Novelli International, Porter Novelli Convergence Group, Rapp Collins Worldwide, Steve Cram & Associates, TARGIS Healthcare Communications Worldwide, The Designory, TicToc, TLP, Inc., and Zimmerman & Partners Advertising. Additionally, through its wholly-owned subsidiary Communicade, the Company has minority equity investments in several interactive marketing agencies, including: AGENCY.COM, Ltd., Organic, Inc., Razorfish, Inc., Red Sky Interactive, Inc., Critical Mass and Answer Think Consulting Group, Inc.

Markets

      The Omnicom Group agency brands provide services to their clients on a global, pan-regional, national and local basis. These agencies operate throughout the major cities of the United States and through subsidiaries and affiliates in Argentina, Australia, Austria, Belgium, Brazil, Bulgaria, Canada, Chile, China, Colombia, Costa Rica, Croatia, Cyprus, the Czech Republic, Denmark, Dominican Republic, Egypt, El Salvador, Estonia, Finland, France, Germany, Greece, Guatemala, Honduras, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Kuwait, Latvia, Lebanon, Lithuania, Malaysia, Mexico, the Netherlands, New Zealand, Nicaragua, Norway, Panama, Peru, the Philippines, Poland, Portugal, Puerto Rico, Romania, Russia, Saudi Arabia, Singapore,the Slovak Republic, Slovenia, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom, Uruguay, Venezuela and other countries around the world.

      For financial information concerning domestic and foreign operations and segment reporting see Note 5 to the Consolidated Financial Statements.

Clients

      The clients of the Omnicom Group include major consumer products, industrial, financial and service industry companies, as well as smaller, pan-regional, national and local companies.

      The Omnicom Group's ten largest clients accounted for approximately 19% of 1999 commissions and fees. Twelve Omnicom Group agency brands provided services to the Company's largest client, which accounted for approximately 5% of the 1999 commissions and fees.

Commissions and Fees

      In most cases, fees are generated in lieu of commissions. Several different fee arrangements are used depending on the client and individual agency. In general, fee charges relate to the cost of providing services plus a markup.

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

Competitive Conditions

      The Company's business is highly competitive and accounts may shift agencies, usually on 90 days' notice. Clients may also reduce advertising and marketing budgets at any time. An agency's ability to compete for new clients is affected in some instances by the policy, which many advertisers and marketers follow, of not permitting their agencies to represent competitive accounts in the same market. As a result, increasing size may limit an agency's potential for securing certain new clients. In the vast majority of cases, however, the Omnicom Group's consistent maintenance of separate, independent agency brands have enabled the Company to represent competing clients.

      The Omnicom Group agency brands have sought, and will seek, new business by showing potential clients examples of advertising and marketing campaigns and by explaining the variety of related services offered. The Omnicom Group competes in the United States and internationally with a multitude of full service and special service agencies. In addition to the usual risks of the Company's business, international operations are subject to the risk of currency exchange fluctuations, exchange control restrictions and to actions of governmental authorities.

Employees

      The business success of the Omnicom Group is, and will continue to be, highly dependent upon the skills and creativity of its creative, research, media and account personnel and their relationships with clients. The Company believes its agencies have established reputations for creativity and marketing expertise which attract, retain and stimulate talented personnel. There is substantial competition among advertising agencies for talented personnel and all agencies are vulnerable to adverse consequences from the loss of key individuals. Employees are generally not under employment contracts and are free to move to competitors. The Company believes that its compensation arrangements for its key employees, which in addition to base salaries and performance bonuses may include stock options, restricted stock and retirement plans, are highly competitive with those of other advertising agencies. As of December 31, 1999, the Omnicom Group, excluding unconsolidated affiliates, employed approximately 43,000 persons, of which approximately 17,700 were employed in the United States and approximately 25,300 were employed in its international offices.

Government Regulation

      The Company's business is subject to government regulation, both within and outside the United States. In the United States, federal, state and local governments and their agencies and various consumer groups have directly or indirectly affected or attempted to affect the scope, content and manner of presentation of advertising. The continued activity by government and by consumer groups regarding advertising may cause further change in domestic advertising practices in the coming years. While the Company is unable to estimate the effect of these developments on its domestic business, management believes the total volume of advertising in general media in the United States will not be materially reduced due to future legislation or regulation, even though the scope, content and manner of presentation of advertising may be modified. In addition, the Company will continue to ensure that its management and operating personnel are aware of and are responsive to the possible implications of such developments.

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

      Offices in Atlanta, Boston, Chicago, Coral Gables, Dallas, Detroit, Houston, Irvine, Kansas City, Los Angeles, Minneapolis, New York, Palo Alto, Philadelphia, Pittsburgh, San Francisco, San Jose, Seattle, Stamford, St. Louis and Washington D.C. and at various other locations occupy approximately an aggregate of 5,645,000 sq. ft. of space under leases with varying expiration dates.

International

      The Company's international subsidiaries and affiliates in Australia, Austria, Belgium, Brazil, Bulgaria, Canada, Chile, China, Croatia, the Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hong Kong, Hungary, India, Ireland, Italy, Japan, Latvia, Malaysia, Mexico, the Netherlands, New Zealand, Norway, the Philippines, Poland, Portugal, Puerto Rico, Romania, Singapore, the Slovak Republic, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Thailand and the United Kingdom occupy premises under leases with various expiration dates.

Item 3. Legal Proceedings

      The Company has no material pending legal proceedings, other than ordinary routine litigation incidental to its business.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the last quarter of 1999.

Supplemental Item. Executive Officers of the Registrant

      The individuals named below are Executive Officers of the Company and, except as indicated below, have held their current position during the last five years:

        Name                                    Position                                           Age
        ----                                    --------                                           ---
Bruce Crawford ............ Chairman of Omnicom Group                                               71
John D. Wren .............. Chief Executive Officer & President of Omnicom Group                    47
Randall J. Weisenburger ... Executive Vice President and Chief Financial Officer of
                               Omnicom Group                                                        41
Dennis E. Hewitt .......... Treasurer of Omnicom Group                                              55
Barry J. Wagner ........... Secretary & General Counsel of Omnicom Group                            59
Philip J. Angelastro ...... Controller of Omnicom Group                                             35
Allen Rosenshine .......... Chairman & Chief Executive Officer of BBDO Worldwide                    61
James A. Cannon ........... Vice Chairman & Chief Financial Officer of BBDO Worldwide               61
Keith L. Reinhard ......... Chairman & Chief Executive Officer of DDB Worldwide                     65
Thomas L. Harrison ........ Chairman & Chief Executive Officer of Diversified Agency Services,
                               a division of the Corporation                                        52
Michael Greenlees ......... President and Chief Executive Officer of TBWA Worldwide                 53
Bernard Brochand .......... President, International Division of DDB Worldwide                      61

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

      Thomas L. Harrison has served as Chairman and Chief Executive Officer of the Diversified Agency Services division of the Corporation since May 1998, having previously served as its President since February 1997. He also has served as Chairman of the Diversified Healthcare Communications Group since its formation in 1994. From 1987 to 1994, Mr. Harrison served as Chairman and Chief Executive Officer of the Harrison & Star Business Group.

      Michael Greenlees has served as President and Chief Executive Officer of TBWA Worldwide since March 1998. Prior thereto, he was Chairman and Chief Executive Officer of GGT Group plc, which was acquired by the Company in February 1998.

      Bernard Brochand has served as President of the International Division of DDB Worldwide since February 1989.

      Similar information with respect to the remaining Executive Officers of the Company, who are all directors of the Company, can be found in the Company's definitive proxy statement expected to be filed April 11, 2000.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Price Range of Common Stock and Dividend History

      The Company's common stock is listed on the New York Stock Exchange under the symbol "OMC". The table below shows the range of quarterly high and low sale prices reported on the New York Stock Exchange Composite Tape for the Company's common stock for the periods indicated and the dividends paid per share on the common stock for such periods; the reported last sales price on March 15, 2000 was $81 3/4.

                                                               Dividends Paid
                                                                Per Share of
                                         High        Low        Common Stock
                                        ------      -----     ----------------
      1998

           First Quarter .............  47 1/16     37 7/8         .125
           Second Quarter ............  49 7/8      45 1/2         .125
           Third Quarter .............  57 1/4      45             .125
           Fourth Quarter ............  58          38 9/16        .15

      1999

           First Quarter .............  79 15/16    56 1/2         .15
           Second Quarter ............  85 1/8      67             .15
           Third Quarter .............  80 11/16    67 1/16        .15
           Fourth Quarter ............ 107 1/8      71 5/8         .175

      The Company is not aware of any restrictions on its present or future ability to pay dividends. However, in connection with certain borrowing facilities entered into by the Company and its subsidiaries (see Note 7 to the Consolidated Financial Statements), the Company is subject to certain restrictions on the ratio of debt to cash flow, the ratio of total consolidated indebtedness to total consolidated capitalization and its ability to make investments in and loans to affiliates and unconsolidated subsidiaries.

      On January 31, 2000 the Board of Directors declared a regular quarterly dividend of $0.175 per share of common stock, payable April 6, 2000 to holders of record on March 10, 2000.

      Approximate Number of Equity Security Holders

                                                           Approximate Number of
                                                             Record Holders
            Title of Class                                 on March 15, 2000
            --------------                                 ---------------------
      Common Stock, $.50 par value ....................            3,721
      Preferred Stock, $1.00 par value ................            None

Item 6. Selected Financial Data

      The following table sets forth selected financial data of the Company and should be read in conjunction with the consolidated financial statements which begin on page F-1. All prior years information has been restated to give effect to the accounting for the acquisition of Abbott Mead Vickers Group Limited (formerly known as Abbott Mead Vickers plc) under the pooling of interests method of accounting (see Note 2 to the Consolidated Financial Statements). Per share amounts for 1995 and 1996 have been restated to give effect to the two-for-one stock split completed December 1997.

                                                 (Dollars in Thousands Except Per Share Amounts)
                                        ---------------------------------------------------------------
                                          1999         1998          1997          1996          1995
                                        --------     --------      --------      --------      --------
For the year:
   Commissions and fees .............. $5,130,545   $4,290,946    $3,296,224   $2,775,873    $2,360,688
   Net income ........................    362,882      278,845       217,300      162,076       135,196
   Earnings per common share
      Basic ..........................       2.07         1.61          1.30         1.02          0.92
      Diluted ........................       2.01         1.57          1.28         0.99          0.89
Dividends declared per common
      share ..........................      0.625        0.525          0.45        0.375          0.33

                                                 (Dollars in Thousands Except Per Share Amounts)
                                        ---------------------------------------------------------------
                                          1999         1998          1997          1996          1995
                                        --------     --------      --------      --------      --------
At year end:
   Total assets ...................... $9,017,637   $7,121,968    $5,114,364   $4,192,156    $3,653,265
   Long-term obligations:
      Long-term debt and
        convertible subordinated
        debentures ...................    711,632      717,410       341,665      208,329       293,418
   Deferred compensation and
      other liabilities ..............    300,746      269,966       166,492      130,606       126,725

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      As discussed in Note 2 to the Consolidated Financial Statements, on February 10, 1999 the Company completed the acquisition of Abbott Mead Vickers Group Limited (formerly known as Abbott Mead Vickers plc) ("AMV"). The AMV acquisition was accounted for under the pooling-of-interests method of accounting. Accordingly, the Company's financial statements have been restated to include the financial results of AMV for all periods presented. The following discussion is made with respect to the restated financial statements.

      In 1999, domestic revenues from commissions and fees increased 20.7 percent. The effect of acquisitions, net of divestitures, accounted for a 6.1 percent increase. The remaining 14.6 percent increase was due to the growth of existing businesses, including net new business wins and higher net spending by existing clients.

      In 1998, domestic revenues from commissions and fees increased 29.8 percent. The effect of acquisitions, net of divestitures, accounted for a 12.5 percent increase. The remaining 17.3 percent increase was due to the growth of existing businesses, including net new business wins and higher net spending by existing clients.

      In 1999, international revenues increased 18.4 percent. The effect of acquisitions, net of divestitures, accounted for a 10.9 percent increase in international revenues. Changes in the translation of foreign currencies to the U.S. dollar decreased international revenues by 6.0 percent. The remaining 13.5 percent increase was due to the growth of existing businesses, including net new business wins and higher net spending by existing clients.

      In 1998, international revenues increased 30.6 percent. The effect of acquisitions, net of divestitures, accounted for an 18.7 percent increase in international revenues. Changes in the translation of foreign currencies to the U.S. dollar decreased international revenues by 2.5 percent. The remaining 14.4 percent increase was due to the growth of existing businesses, including net new business wins and higher net spending by existing clients.

      In 1999, worldwide operating expenses increased 18.2 percent. Acquisitions, net of divestitures during the year, accounted for a 7.3 percent increase in worldwide operating expenses. Changes in the translation of foreign currencies to the U.S. dollar decreased worldwide operating expenses by 2.8 percent. The remaining 13.7 percent increase was caused by normal salary increases and growth in out-of-pocket expenditures to service the increased revenue base. Net foreign exchange transaction gains did not significantly impact operating expenses for the year.

      In 1998, worldwide operating expenses increased 29.3 percent. Acquisitions, net of divestitures during the year, accounted for a 15.6 percent increase in worldwide operating expenses. Changes in the translation of foreign currencies to the U.S. dollar decreased worldwide operating expenses by 1.3 percent. The remaining 15.0 percent increase was caused by normal salary increases and growth in out-of-pocket expenditures to service the increased revenue base. Net foreign exchange transaction gains did not significantly impact operating expenses for the year.

      Net interest expense in 1999 increased $10 million. This increase primarily reflects higher average borrowings during the year and higher interest rates.

      Net interest expense in 1998 increased $19.3 million. This increase primarily reflects higher average borrowings during the year, resulting in part from the issuance of the 2 1/4% Convertible Subordinated Debentures and the 5.20% French Franc Notes, partially offset by the effect of higher average amounts of cash and marketable securities invested during the year.

      The 1999 effective tax rate decreased to 40.6 percent. The decrease reflects lower domestic and international effective tax rates.

      The effective tax rate for 1998 decreased to 42.0 percent from 42.6 percent and primarily reflects lower effective tax rates at the Company's international subsidiaries.

      In 1999, consolidated net income increased 30.1 percent. This increase was primarily the result of revenue growth and margin improvement, partially offset by a decrease in equity in affiliates and an increase in minority interest expense. In addition, in connection with the restatement of the prior year amounts, certain costs were recorded by AMV, including transaction costs associated with the merger. Operating margin, which excludes net interest expense, increased to 14.1 percent in 1999 from 13.1 percent in 1998, primarily as a result of greater growth in commission and fee revenue compared to the growth in operating expenses. Changes in the translation of foreign currencies to the U.S. dollar decreased consolidated net income by 4.2 percent. The decrease in equity in affiliates in 1999 was primarily the result of the acquisition of increased ownership interests in certain affiliates that resulted in their consolidation in the December 31, 1999 financial statements, as well as lower aggregate profits by companies accounted for under the equity method. The increase in minority interest expense in 1999 was caused by higher earnings from companies in which minority interests exists and an increase, as a result of acquisitions, in the number of consolidated companies with a minority interest, including the conversion of certain affiliates into subsidiaries.

      In 1998, consolidated net income increased 28.3 percent. This increase was the result of revenue growth and margin improvement, partially offset by a decrease in equity in affiliates and an increase in minority interest expense. Operating margin, which excludes net interest expense, increased to 13.1 percent in 1998 from 12.5 percent in 1997 as a result of greater growth in commission and fee revenue than the growth in operating expenses. Changes in the translation of foreign currencies to the U.S. dollar decreased consolidated net income by 1.9 percent. The decrease in equity in affiliates was primarily the result of the acquisition of increased ownership interests in certain affiliates that resulted in their consolidation in the December 31, 1998 financial statements, as well as lower aggregate profits by companies accounted for under the equity method. The increase in minority interest expense was caused by higher earnings from companies in which minority interests exist and an increase as a result of acquisitions during the year in the number of consolidated companies with a minority interest, including the conversion of certain affiliates into subsidiaries.

      At December 31, 1999, accounts receivable, net of allowance for doubtful accounts, increased by $667.0 million from December 31, 1998. At December 31, 1999, accounts payable increased by $746.9 million from December 31, 1998. These increases were primarily due to an increased volume of activity resulting from business growth and acquisitions during the year and, for accounts payable, differences in the timing of payments to media and other suppliers in 1999 as compared to 1998.

      The Company is subject to the risk of currency exchange rate fluctuations related to its international operations. This risk is generally limited to the net income of the operations as the revenues and expenses of the operations are generally denominated in the same currency. The Company or its international operations may in some cases enter into hedging transactions to minimize the risk of adverse currency exchange rate fluctuations. The Company's major international markets are Brazil, Canada, the Euro currency countries, Japan and the United Kingdom.

      As part of managing the Company's exposures to currency exchange and market interest rates, the Company periodically enters into derivative financial instruments. Derivative financial instruments are subject to market and counterparty risk. Market risk is the potential for loss resulting from changes in market conditions. The Company periodically determines the potential loss from market risk by performing a value-at-risk computation. Value-at-risk uses a statistical model that utilizes historic currency exchange and interest rate data to measure the potential impact on future earnings of the Company's existing portfolio of derivative financial instruments. The value-at-risk analysis performed on the Company's December 31, 1999 portfolio of derivative financial instruments indicated that the risk of loss was immaterial. Counterparty risk arises from the inability of a counterparty to meet its obligations. To minimize counterparty risk, the Company only enters into derivative contracts with major well-known financial institutions that have credit ratings equal to or better than the Company's.

      The Company's derivative activities are limited in volume and confined to risk management activities related to the Company's worldwide operations. A reporting system is in place which evaluates the impact on the Company's earnings resulting from changes in interest rates, currency exchange rates and other relevant market risks. This system is structured to enable senior management to initiate prompt remedial action, if appropriate, and results are periodically reviewed with the Audit Committee.

      At December 31, 1999 and 1998, the Company had forward foreign exchange contracts outstanding with an aggregate notional principal amount of $893 million and $865 million, respectively, most of which were denominated in the Company's major international market currencies. These contracts predominantly hedge certain intercompany receivables and payables which are not recorded in the respective company's functional currency. The terms of these contracts are generally three months or less.

      At December 31, 1999, the Company had Japanese yen 16.3 billion aggregate notional principal amount of cross currency interest rate swaps. The swaps convert a portion of the Company's U.S. dollar floating rate debt into fixed rate Japanese yen debt and effectively hedge the Company's net investment in Japanese yen denominated assets.

      At December 31, 1999 and 1998, the Company had no other derivative contracts outstanding.

Year 2000 Issue

      The Company did not experience any significant disruption to its operations related to computer system programming failures or errors associated with the year 2000. The out-of-pocket costs incurred in 1999 for its Year 2000 remediation program were not material to the consolidated results of operations for the year ended December 31, 1999. These costs, substantially all of which were expensed, include third party consultants and the replacement and remediation of existing computer software and hardware. Such costs do not include internal management time, the effects of which were not material to the Company's results of operations or financial condition.

Capital Resources and Liquidity

      Cash and cash equivalents decreased $72.4 million during 1999 to $576.4 million at December 31, 1999. The Company's positive net cash flow provided by operating activities was maintained. After annual cash outlays for dividends paid to shareholders and minority interests and the repurchase of the Company's common stock, primarily for employee programs, the balance of the cash flow, together with the proceeds from the issuance of debt obligations, was used to fund acquisitions, make capital expenditures and repay debt obligations.

      The Company maintains two revolving credit facilities with a consortium of banks. One facility, for $500 million, expires June 30, 2003 and the other, for $750 million, expires April 28, 2000 (commitments have been delivered to extend this facility until April 28, 2001). Under the terms of these facilities the Company may either borrow directly or issue commercial paper. During the year approximately $6,663 million of commercial paper was issued and $6,584 million was redeemed. The average term of the commercial paper was 21 days. At December 31, 1999, approximately $79 million of commercial paper was outstanding at interest rates ranging from 6.35% to 6.48%.

      On June 24, 1998, the Company issued French Franc 1 billion (approximately $164 million at the June 24, 1998 exchange rate) of 5.20% Notes with a scheduled maturity in 2005.

      On March 4, 1998, the Company issued 4,000,000 shares of common stock for aggregate proceeds before expenses of $171 million.

      On January 6, 1998, the Company issued $230 million of 2 1/4% Convertible Subordinated Debentures with a scheduled maturity in 2013. The debentures are convertible into common stock of the Company at a conversion price of $49.83 per share subject to adjustment in certain events. Debenture holders have the right to require the Company to redeem the debentures on January 6, 2004 at a price of 118.968%, or upon the occurrence of a Fundamental Change, as defined in the indenture agreement, at the prevailing redemption price. The Company may redeem the debentures, as a whole or in part, on or after December 31, 2001 initially at 112.841% and at increasing prices thereafter to 118.968% until January 6, 2004, and 100% thereafter. Unless the debentures are redeemed, repaid, or converted prior thereto, the debentures will mature on January 6, 2013 at their principal amount.

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

      On March 1, 1996, the Company issued Deutsche Mark 100 million Floating Rate Bonds due March 1, 1999. The bonds matured on March 1, 1999 and were repaid at par. The bonds were unsecured, unsubordinated obligations of the Company and bore interest at a per annum rate equal to Deutsche Mark three month LIBOR plus 0.375%.

      The Company maintains relationships with a number of banks worldwide, which have committed to lines of credit in amounts sufficient to meet the Company's cash needs. At December 31, 1999, the Company had $1,420.9 million in such committed lines of credit, comprised of a $750 million unsecured revolving credit agreement expiring on April 28, 2000 and a $500 million unsecured revolving credit agreement expiring June 30, 2003, as discussed above, and $170.9 million in lines of credit, principally outside of the United States. Of the $1,420.9 million in committed lines, $127.1 million were drawn at December 31, 1999. Management believes that the Company's operating cash flow combined with its available lines of credit (including the expected renewal of the $750 million revolving line of credit) are sufficient to support its foreseeable cash requirements including dividends, capital expenditures, acquisitions and maintenance of working capital.

Forward Looking Statements

      This report contains disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "will," "expect," "project," "estimate," "anticipate," "envisage," "plan" or "continue." These forward-looking statements are based upon the Company's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and anticipated actions and the Company's future financial condition and results. The uncertainties and risks include, but are not limited to, general economic and business conditions; loss of significant customers; changes in levels of client advertising; the impact of competition; risks relating to acquisition activities; and the complexity of integrated computer systems. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Information with respect to the directors of the Company and compliance with Section 16 rules is incorporated by reference to the Company's definitive proxy statement expected to be filed by April 11, 2000. Information regarding the Company's executive officers is set forth under the Supplemental Item in
Part I of this Form 10-K.

Item 11. Executive Compensation

      Incorporated by reference to the Company's definitive proxy statement expected to be filed by April 11, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference to the Company's definitive proxy statement expected to be filed by April 11, 2000.

Item 13. Certain Relationships and Related Transactions

      Incorporated by reference to the Company's definitive proxy statement expected to be filed by April 11, 2000.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1. Financial Statements:
                                                                           Page
                                                                           ----

      Report of Management ..............................................   F-1
      Report of Independent Public Accountants ..........................   F-2
      Consolidated Statements of Income for the three years
         ended December 31, 1999 ........................................   F-3
      Consolidated Balance Sheets at December 31, 1999 and 1998 .........   F-4
      Consolidated Statements of Shareholders' Equity
         for the three years ended December 31, 1999 ....................   F-5
      Consolidated Statements of Cash Flows for the three years
         ended December 31, 1999 ........................................   F-6
      Notes to Consolidated Financial Statements ........................   F-7
      Quarterly Results of Operations (Unaudited) .......................   F-22

   2. Financial Statement Schedules:

      Schedule II -- Valuation and Qualifying Accounts
         (for the three years ended December 31, 1999) ..................   S-1

      All other schedules are omitted because they are not applicable.

   3. Exhibits:

  Exhibit
  Number            Description
  -------           -----------
      (3)(i)        Certificate of Incorporation (as amended on December 4, 1997 and as restated for filing  purposes),  filed as Exhibit 4.1
                    to  Omnicom   Group  Inc.'s   Registration   Statement   No.
                    333-46303, are incorporated herein by reference.

         (ii)       By-laws.

                    Incorporated by reference to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1987.

      (4)           Instruments   Defining  the  Rights  of  Security   Holders,
                    Including Indentures.

      4.1 Subscription Agreement dated December 14, 1994 by and among the Registrant, BBDO Canada Inc. and Morgan Stanley GmbH and the other Managers listed therein, in connection with the issuance of DM 200,000,000 Floating Rate Bonds of 1995 due January 5, 2000 of BBDO Canada Inc., including form of Guaranty by Registrant, filed as Exhibit 4.2 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

      4.2 Paying Agency Agreement dated January 4, 1995 by and among the Registrant, BBDO Canada Inc. and Morgan Stanley GmbH in connection with the issuance of DM 200,000,000 Floating Rate Bonds of 1995 due January 5, 2000 of BBDO Canada Inc. filed as Exhibit 4.3 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

      4.3 Subscription Agreement dated February 27, 1996 by and among the Registrant, Morgan Stanley Bank AG and Morgan Stanley & Co. International in connection with the issuance of DM 100,000,000 Floating Rate Bonds of 1996 due March 1, 1999 filed as Exhibit 4.4 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

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

      4.7 Registration Rights Agreement dated January 3, 1997 between the Registrant and Morgan Stanley & Co. Incorporated related to the Registrant's 4 1/4% Convertible Subordinated Debentures due 2007 filed as Exhibit 4.4 to Omnicom Group Inc.'s Form S-3 Registration No. 333-22589, is incorporated herein by reference.

      4.8 Indenture dated January 6, 1998, between Registrant and The Chase Manhattan Bank, as trustee, in connection with the issuance of 2 1/4% Convertible Subordinated Debentures due 2013 filed as Exhibit 4.1 to Omnicom Group Inc.'s Report on Form 8-K dated January 20, 1998, is incorporated herein by reference.

      4.9           Form of Debentures  (included in Exhibit 4.8 above) filed as
                    Exhibit 4.2 to Omnicom Group Inc.'s Report on Form 8-K dated January 20, 1998, is incorporated herein by reference.

      4.10 Registration Rights Agreement dated January 6, 1998, between the Registrant and Morgan Stanley & Co. Incorporated related to the Registrant's 2 1/4% Convertible Subordinated Debentures due 2013 filed as Exhibit 4.3 to Omnicom Group Inc.'s Report on Form 8-K dated January 20, 1998, is incorporated herein by reference.

      4.11 Fiscal Agency Agreement dated June 24, 1998, in connection with the issuance of FRF 1,000,000,000 5.20% Notes due 2005 filed as Exhibit 4.1 to Omnicom Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

      4.12 Subscription Agreement dated June 22, 1998 by and among Omnicom Group Inc., Morgan Stanley S.A. and Others, in connection with the issuance of FRF 1,000,000,000 5.20% Notes due 2005 filed as Exhibit 4.2 to Omnicom Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

      4.13 Deed of the Covenant dated June 24, 1998, in connection with the issuance of FRF 1,000,000,000 5.20% Notes due 2005 filed as Exhibit 4.3 to Omnicom Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

      (10)          Material Contracts.

                    Management  Contracts,   Compensatory  Plans,  Contracts  or
                    Arrangements.

      10.1 Registrant's 1987 Stock Plan, filed as Exhibit 10.26 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1987, is incorporated herein by reference.

      10.2          Amendments to Registrant's 1987 Stock Plan, filed as Exhibit
                    10.2 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

      10.3 Standard Form of the Registrant's 1998 Executive Salary Continuation Plan Agreement, filed as Exhibit 10.24 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.

      10.4 Standard Form of the Registrant's Indemnification Agreement with members of Registrant's Board of Directors, filed as
                    Exhibit 10.25 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.

      10.5 Severance Agreement dated July 6, 1993, between Keith Reinhard and DDB Worldwide Communications Group, Inc. (then known as DDB Needham Worldwide, Inc.), filed as Exhibit
                    10.11 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

      10.6          Employment  Agreement dated May 26, 1993, between William G.
                    Tragos and TBWA International B.V., filed as Exhibit 10.13 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

      10.7 Deferred Compensation Agreement dated October 12, 1984, between William G. Tragos and TBWA Chiat/Day Inc. (then known as TBWA Advertising Inc.), filed as Exhibit 10.14 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

      10.8 Standard Form of Severance Compensation Agreement incorporated by reference to BBDO International Inc.'s Form S-1 Registration Statement filed with the Securities and Exchange Commission on September 28, 1973, is incorporated herein by reference.

      10.9 Omnicom Group Inc. 1998 Incentive Compensation Plan, filed as Exhibit A to Omnicom Group Inc.'s Proxy Statement dated April 6, 1998, is incorporated herein by reference.

      10.10         Omnicom Group Inc.  Restricted  Stock Plan for  Non-employee
                    Directors.

                    Other Material Contracts.

      10.11 $500,000,000 Amended and Restated Credit Agreement, dated as of May 10, 1996 amended and restated as of February 20, 1998, between Omnicom Finance Inc., Omnicom Finance Limited, ABN AMRO Bank N.V., Chase Securities Inc. and the financial institutions party thereto, filed as Exhibit 10.16 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

      10.12 364-Day Credit Agreement, dated as of April 30, 1999, among Omnicom Finance Inc., Omnicom Finance Limited, the financial institutions party thereto, Citibank, N.A., as
                    Administrative Agent, The Bank of Nova Scotia, as Documentation Agent, and Instituto Bancario San Paolo Di Torino Instituto Mobiliare Italiano S.p.A., as Syndication Agent (the "Credit Agreement"), filed as Exhibit 10.1 to Omnicom Group Inc.'s quarterly report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

      10.13 List of Contents of Exhibits to the Credit Agreement, filed as Exhibit 10.2 to Omnicom Group Inc.'s quarterly report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

      10.14 Guaranty, dated as of April 30, 1999, made by Omnicom Group Inc., filed as Exhibit 10.3 to Omnicom Group Inc.'s quarterly report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

      (21)          Subsidiaries of the Registrant

      (23)          Consents of Experts and Counsel.

      23.1          Consent of Arthur Andersen LLP.

      (24)          Powers  of  Attorney  from  Bernard   Brochand,   Robert  J.
                    Callander, James A. Cannon, Leonard S. Coleman, Jr., Bruce Crawford, Susan S. Denison, Peter Foy, Thomas L. Harrison, John R. Murphy, John R. Purcell, Keith L. Reinhard, Allen Rosenshine, Gary L. Roubos, Quentin I. Smith, Jr. and Egon P.S. Zehnder.

      (27)          Financial Data Schedule (filed in electronic format only).

(b) Reports on Form 8-K:

          No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1999.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            OMNICOM GROUP INC.

Date: March 29, 2000

                                            By: /s/ RANDALL J. WEISENBURGER
                                                ----------------------------
                                                    Randall J. Weisenburger
                                                Executive Vice President and
                                                  Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                            Title                            Date
              ---------                            -----                            ----

        /s/ BRUCE CRAWFORD*                Chairman and Director                 March 29, 2000
-----------------------------------
           (Bruce Crawford)

         /s/ JOHN D. WREN                  Chief Executive Officer               March 29, 2000
-----------------------------------       and President and Director
            (John D. Wren)

    /S/ RANDALL J. WEISENBURGER         Executive Vice President and             March 29, 2000
-----------------------------------        Chief Financial Officer
       (Randall J. Weisenburger)

     /S/ PHILIP J. ANGELASTRO               Controller (Principal                March 29, 2000
-----------------------------------          Accounting Officer)
        (Philip J. Angelastro)

       /s/ BERNARD BROCHAND*                      Director                       March 29, 2000
-----------------------------------
          (Bernard Brochand)

     /s/ ROBERT J. CALLANDER*                     Director                       March 29, 2000
-----------------------------------
        (Robert J. Callander)

       /s/ JAMES A. CANNON*                       Director                       March 29, 2000
-----------------------------------
          (James A. Cannon)

   /s/ LEONARD S. COLEMAN, JR.*                   Director                       March 29, 2000
-----------------------------------
      (Leonard S. Coleman, Jr.)

       /s/ SUSAN S. DENISON*                      Director                       March 29, 2000
-----------------------------------
          (Susan S. Denison)

          /s/ PETER FOY*                          Director                       March 29, 2000
-----------------------------------
             (Peter Foy)

      /s/ THOMAS L. HARRISON*                     Director                       March 29, 2000
-----------------------------------
         (Thomas L. Harrison)

        /s/ JOHN R. MURPHY*                       Director                       March 29, 2000
-----------------------------------
           (John R. Murphy)

      /s/ JOHN R. PURCELL *                       Director                       March 29, 2000
-----------------------------------
         (John R. Purcell)

      /s/ KEITH L. REINHARD*                      Director                       March 29, 2000
-----------------------------------
         (Keith L. Reinhard)

     /s/ ALLEN ROSENSHINE*                        Director                       March 29, 2000
-----------------------------------
        (Allen Rosenshine)

      /s/ GARY L. ROUBOS*                         Director                       March 29, 2000
-----------------------------------
         (Gary L. Roubos)

   /s/ QUENTIN I. SMITH, JR.*                     Director                       March 29, 2000
-----------------------------------
      (Quentin I. Smith, Jr.)

     /s/ EGON P.S. ZEHNDER*                       Director                       March 29, 2000
-----------------------------------
        (Egon P.S. Zehnder)

*By   /s/ BARRY J. WAGNER
-----------------------------------
          Barry J. Wagner
         Attorney-in-fact

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

      The Audit Committee meets periodically with representatives of financial management, internal audit and the independent public accountants to assure that each is properly discharging their responsibilities. Additionally, the Audit Committee met periodically to review progress against the Company's Year 2000 readiness plan. In order to ensure complete independence, the Audit Committee communicates directly and separately with the independent public accountants, internal audit and financial management to discuss the results of their audits, the adequacy of internal accounting controls and the quality of financial reporting.

            JOHN D. WREN                            RANDALL J. WEISENBURGER
-------------------------------------         ----------------------------------
            John D. Wren                            Randall J. Weisenburger
Chief Executive Officer and President            Executive Vice President and
                                                    Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
  Shareholders of Omnicom Group Inc.:

      We have audited the accompanying consolidated balance sheets of Omnicom Group Inc. (a New York corporation) and subsidiaries as of December 31, 1999 and 1998, and related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omnicom Group Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

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

                                                             ARTHUR ANDERSEN LLP

New York, New York
February 17, 2000

                       OMNICOM GROUP INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                              Years Ended December 31,
                                                                               (Dollars in Thousands
                                                                               Except Per Share Data)
                                                             -------------------------------------------------------------
                                                                 1999                   1998                     1997
                                                                 ----                   ----                     ----
COMMISSIONS AND FEES ....................................    $ 5,130,545              $ 4,290,946              $ 3,296,224

OPERATING EXPENSES:

   Salaries and Related Costs ...........................      3,054,018                2,558,694                1,955,586
   Office and General Expenses ..........................      1,352,397                1,170,045                  928,954
                                                             -----------              -----------              -----------
                                                               4,406,415                3,728,739                2,884,540
                                                             -----------              -----------              -----------

OPERATING PROFIT ........................................        724,130                  562,207                  411,684

NET INTEREST EXPENSE:

   Interest and Dividend Income .........................        (34,486)                 (34,072)                 (23,677)
   Interest Paid or Accrued .............................         84,908                   74,482                   44,783
                                                             -----------              -----------              -----------
                                                                  50,422                   40,410                   21,106
                                                             -----------              -----------              -----------

INCOME BEFORE INCOME TAXES ..............................        673,708                  521,797                  390,578

INCOME TAXES ............................................        273,247                  219,092                  166,539
                                                             -----------              -----------              -----------

INCOME AFTER INCOME TAXES ...............................        400,461                  302,705                  224,039
EQUITY IN AFFILIATES ....................................         15,368                   20,506                   25,742
MINORITY INTERESTS ......................................        (52,947)                 (44,366)                 (32,481
                                                             -----------              -----------              -----------
NET INCOME ..............................................    $   362,882              $   278,845              $   217,300
                                                             ===========              ===========              ===========
NET INCOME PER COMMON SHARE:

   Basic ................................................    $      2.07              $      1.61              $      1.30
   Diluted ..............................................    $      2.01              $      1.57              $      1.28

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                           December 31,
                                                                                      (Dollars in Thousands)
                                                                                    --------------------------
                                                                                       1999            1998
                                                                                    ----------      ----------
CURRENT ASSETS:
   Cash and cash equivalents ....................................................   $  576,427      $  648,781
   Short-term investments at market, which approximates cost ....................       24,522          68,610
   Accounts receivable, less allowance for doubtful accounts of $53,720
      and $55,764 (Schedule II) .................................................    3,358,304       2,691,340
   Billable production orders in process, at cost ...............................      299,209         255,294
   Prepaid expenses and other current assets ....................................      453,862         448,496
                                                                                    ----------      ----------
   Total Current Assets .........................................................    4,712,324       4,112,521
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost, less
   accumulated depreciation and amortization of $522,294 and $444,670 ...........      444,722         376,541
INVESTMENTS IN AFFILIATES .......................................................      386,549         257,394
INTANGIBLES, less accumulated amortization of $352,081 and $284,663 .............    2,428,385       2,073,037
DEFERRED TAX BENEFITS ...........................................................      120,346          98,154
LONG-TERM INVESTMENTS ...........................................................      785,406           4,998
DEFERRED CHARGES AND OTHER ASSETS ...............................................      139,905         199,323
                                                                                    ----------      ----------
 ................................................................................   $9,017,637      $7,121,968
                                                                                    ==========      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable .............................................................   $4,112,777      $3,365,844
   Current portion of long-term debt ............................................       82,621          83,454
   Bank loans ...................................................................       47,748          56,440
   Advance billings .............................................................      417,044         270,312
   Accrued taxes on income ......................................................       77,584          50,454
   Other accrued taxes ..........................................................      154,825         136,902
   Other accrued liabilities ....................................................    1,085,323       1,006,826
   Dividends payable ............................................................       31,141          25,450
                                                                                    ----------      ----------
   Total Current Liabilities ....................................................    6,009,063       4,995,682
                                                                                    ----------      ----------
LONG-TERM DEBT ..................................................................      263,149         268,913
CONVERTIBLE SUBORDINATED DEBENTURES .............................................      448,483         448,497
DEFERRED COMPENSATION AND OTHER LIABILITIES .....................................      300,746         269,966
DEFERRED INCOME TAXES ON UNREALIZED GAINS .......................................      320,176           2,622
MINORITY INTERESTS ..............................................................      123,122          90,778
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 10)
SHAREHOLDERS' EQUITY:

   Preferred stock, $1.00 par value, 7,500,000 shares authorized, none issued ...           --              --
   Common stock, $.50 par value, 300,000,000 shares authorized, 187,086,161
      and 186,654,985 shares issued in 1999 and 1998, respectively ..............       93,543          93,328
   Additional paid-in capital ...................................................      808,154         720,343
   Retained earnings ............................................................      882,051         628,742
   Unamortized restricted stock .................................................      (85,919)        (58,060)
   Accumulated other comprehensive income .......................................      285,234         (94,781)
   Treasury stock, at cost, 9,598,602 and 8,698,365 shares in 1999 and 1998,
      respectively ..............................................................     (430,165)       (244,062)
                                                                                    ----------      ----------
      Total Shareholders' Equity ................................................    1,552,898       1,045,510
                                                                                    ----------      ----------
                                                                                    $9,017,637      $7,121,968
                                                                                    ==========      ==========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       Three Years Ended December 31, 1999
                             (Dollars in Thousands)

                                                                                                           Accumulated
                                                 Common Stock         Additional            Unamortized       Other
                                Comprehensive  ---------------------   Paid-in    Retained  Restricted    Comprehensive
                                   Income        Shares    Par Value   Capital    Earnings     Stock          Income
                                -------------  ----------- ---------  ----------  --------  -----------   -------------
Balance December 31,
  1996, as restated .............              180,039,367   $90,021   $561,976   $315,756   $(39,445)      $  2,901
Pooling of interests
  adjustment ....................                1,088,974       544       (492)   (14,735)
                                               -----------   -------   --------   --------   --------       --------
Balance January 1,
  1997, as restated .............              181,128,341    90,565    561,484    301,021    (39,445)         2,901
Comprehensive income:
  Net income ....................    217,300                                       217,300
  Translation adjustments,
   net of taxes of $37,300 ......    (50,259)                                                                (50,259)
                                     -------
Comprehensive income ............    167,041
                                     =======
Dividends declared ..............                                                  (77,869)
Amortization of restricted
  shares                                                                                       17,311
Shares transactions under
  employee stock plans ..........                   21,480        11     16,540               (24,611)
Shares issued for
  acquisitions ..................                  107,358        53      3,690
Purchase of treasury shares
                                               -----------   -------   --------   --------   --------       --------
Balance December 31,
  1997, as restated .............              181,257,179    90,629    581,714    440,452    (46,745)        47,358)
Pooling of interests
  adjustments ...................                3,550,366     1,776    (26,285)    (2,455)
                                               -----------   -------   --------   --------   --------       --------
Balance January 1,
  1998, as restated .............              184,807,545    92,405    555,429    437,997    (46,745)       (47,358)
Comprehensive income:
  Net income ....................     278,845                                      278,845
  Translation adjustments,
   net of taxes of $34,340 ......     (47,423)                                                               (47,423)
                                     --------
  Comprehensive income ..........     231,422
                                     ========
Dividends declared ..............                                                  (88,100)
Amortization of
  restricted shares .............                                                              21,489
Shares transactions under
  employee stock plans ..........                    2,750         1     40,788               (32,804)
Shares issued for acquisitions ..                2,002,187     1,001     34,403
Issuance of new shares ..........                                        96,962
Purchase of treasury shares
Cancellation of shares ..........                 (157,497)      (79)    (7,239)
                                               -----------   -------   --------   --------   --------       --------
Balance December 31,
  1998 as restated ..............              186,654,985    93,328    720,343    628,742    (58,060)       (94,781)
Comprehensive income:
  Net income ....................     362,882                                      362,882
  Unrealized gain on
   investments, net of
   income taxes of
   $290,233 .....................     417,653                                                                417,653
Translation adjustments,
  net of taxes of $25,726 .......     (37,638)                                                               (37,638)
                                     --------
Comprehensive income ............     742,897
                                     ========
Dividends declared ..............                                                 (109,573)
Amortization of
  restricted shares .............                                                              27,812
Shares transactions under
  employee stock plans ..........                  306,381       152     58,197               (55,671)
Shares issued for
  acquisitions ..................                  127,069        64      7,136
Conversion of 4.25%
  debentures ....................                                            (5)
Purchase of treasury shares
Cancellation of shares ..........                   (2,274)       (1)      (177)
Gain on initial public
  offering of common
  stock of affiliates ...........                                        22,660
                                               -----------   -------   --------   --------   --------       --------
Balance December 31,
  1999 ..........................              187,086,161   $93,543   $808,154   $882,051   $(85,919)      $285,234
                                               ===========   =======   ========   ========   ========       ========


                                                             Total
                                                Treasury  Shareholders'
                                                  Stock      Equity
                                                --------  ------------
Balance December 31,
  1996, as restated .........................   $(180,094)  $  751,115
Pooling of interests
  adjustment ................................                  (14,683)
                                                ---------   ----------
Balance January 1,
  1997, as restated .........................    (180,094)     736,432
Comprehensive income:
  Net income ................................                  217,300
  Translation adjustments,
   net of taxes of $37,300 ..................                  (50,259)

Comprehensive income

Dividends declared ..........................                  (77,869)
Amortization of restricted
  shares ....................................                   17,311
Shares transactions under
  employee stock plans ......................      35,606       27,546
Shares issued for
  acquisitions ..............................         313        4,056
Purchase of treasury shares .................     (69,762)     (69,762)
                                                ---------   ----------
Balance December 31,
  1997, as restated .........................    (213,937)     804,755
Pooling of interests
  adjustments ...............................                  (26,964)
                                                ---------   ----------
Balance January 1,
  1998, as restated .........................    (213,937)     777,791
Comprehensive income:
  Net income ................................                  278,845
  Translation adjustments,
   net of taxes of $34,340 ..................                 (47,423)

  Comprehensive income

Dividends declared ..........................                  (88,100)
Amortization of
  restricted shares .........................                   21,489
Shares transactions under
  employee stock plans ......................      43,012       50,997
Shares issued for acquisitions ..............       2,088       37,492
Issuance of new shares ......................      74,122      171,084
Purchase of treasury shares .................    (149,347)    (149,347)
Cancellation of shares                                          (7,318)
                                                ---------   ----------
Balance December 31,
  1998 as restated ..........................    (244,062)   1,045,510
Comprehensive income:
  Net income ................................                  362,882
  Unrealized gain on
   investments, net of
   income taxes of
   $290,233 .................................                  417,653
Translation adjustments,
  net of taxes of $25,726 ...................                  (37,638)

Comprehensive income

Dividends declared ..........................                 (109,573)
Amortization of
  restricted shares .........................                   27,812
Shares transactions under
  employee stock plans ......................     100,037      102,715
Shares issued for
  acquisitions ..............................                    7,200
Conversion of 4.25%
  debentures ................................          19           14
Purchase of treasury shares .................    (286,159)    (286,159)
Cancellation of shares ......................                     (178)
Gain on initial public
  offering of common
  stock of affiliates .......................                   22,660
                                                ---------   ----------
Balance December 31,
  1999 ......................................   $ (430,165) $1,552,898
                                                ==========  ==========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                      OMNICOM GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Years Ended December 31,
                                                                                                  (Dollars in Thousands)
                                                                                        --------------------------------------------
                                                                                           1999             1998             1997
                                                                                        ----------       ----------       ----------
Cash flows from Operating Activities:
Net income ......................................................................       $ 362,882        $ 278,845        $ 217,300
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization of tangible assets .............................          97,080           84,210           70,928
   Amortization of intangible assets ............................................          70,823           58,248           39,731
   Minority interests ...........................................................          52,947           44,366           32,481
   Earnings of affiliates in excess of dividends received .......................          (8,333)          (6,869)         (10,840)
   (Increase) decrease in deferred tax benefits .................................         (33,064)          22,520           21,342
   Provisions for losses on accounts receivable .................................          14,399           15,586           10,491
   Amortization of restricted shares ............................................          27,812           21,489           17,311
   Increase in accounts receivable ..............................................        (645,093)        (238,174)        (379,958)
   Increase in billable production orders in process ............................         (13,246)         (35,113)         (27,983)
   Decrease (increase) in prepaid expenses and other current assets .............           9,889          (64,044)         (46,795)
   Increase in accounts payable .................................................         786,071          330,413          560,425
   Increase in other accrued liabilities ........................................         205,214           88,989          171,200
   (Decrease) increase in accrued taxes on income ...............................            (793)         (49,887)          13,441
   Increase in advances to affiliates ...........................................         (36,283)         (13,520)         (26,748)
   (Increase) decrease in deferred charges and other assets .....................          (2,753)          25,254          (49,605)
   Other ........................................................................          13,472          (87,329)         (16,975)
                                                                                        ---------        ---------        ---------
Net Cash Provided by Operating Activities .......................................         901,024          474,984          595,746
                                                                                        ---------        ---------        ---------
Cash Flows From Investing Activities:
   Capital expenditures .........................................................        (129,871)        (114,522)        (114,814)
   Purchases of equity interests in subsidiaries and affiliates,
      net of cash acquired ......................................................        (691,392)        (586,016)        (371,823)
   Sales of equity interests in subsidiaries and affiliates .....................          14,380           80,325            6,705
   Purchases of investments available-for-sale and other investments ............         (58,069)         (65,007)        (112,037)
   Sales of investments available-for-sale and other investments ................          96,891          101,735           41,798
                                                                                        ---------        ---------        ---------
Net Cash Used in Investing Activities ...........................................        (768,061)        (583,485)        (550,171)
                                                                                        ---------        ---------        ---------
Cash Flows From Financing Activities:
   Proceeds from issuance of shares .............................................            --            171,084             --
   Net (repayments) borrowings under lines of credit ............................         (15,748)          12,786            2,130
   Proceeds from issuances of debt obligations ..................................          83,924          411,605          254,652
   Repayment of principal of debt obligations ...................................         (75,642)        (134,606)         (81,389)
   Shares transactions under employee stock plans ...............................         102,715           50,997           27,546
   Dividends and loans from (to) affiliates and minority stockholders ...........          93,105          (46,431)         (39,061)
   Dividends paid ...............................................................        (103,882)         (88,623)         (72,753)
   Purchase of treasury shares ..................................................        (286,159)        (149,347)         (69,762)
                                                                                        ---------        ---------        ---------
Net Cash (Used In) Provided by Financing Activities .............................        (201,687)         227,465           21,363
                                                                                        ---------        ---------        ---------
   Effect of exchange rate changes on cash and cash equivalents .................          (3,630)         (35,321)         (30,924)
                                                                                        ---------        ---------        ---------
Net Increase in Cash and Cash Equivalents .......................................         (72,354)          83,643           36,014
Cash and Cash Equivalents at Beginning of Period ................................         648,781          565,138          529,124
                                                                                        ---------        ---------        ---------
Cash and Cash Equivalents at End of Period ......................................       $ 576,427        $ 648,781        $ 565,138
                                                                                        =========        =========        =========
Supplemental Disclosures:

   Income taxes paid ............................................................       $ 235,256        $ 223,921        $ 134,763
                                                                                        =========        =========        =========
   Interest paid ................................................................       $  78,835        $  60,784        $  36,590
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

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies

          Business. Omnicom Group Inc., through its wholly and partially-owned companies (hereinafter collectively referred to as the "Company" or the "Omnicom Group"), provides corporate communications services to clients worldwide on a global, pan-regional, national and local basis. Operations cover the major regions of North America, the United Kingdom, Germany, France, the remainder of Continental Europe, Latin America, the Far East, Australia, the Middle East and Africa. In both 1999 and 1998, approximately 50% of the Omnicom Group's commissions and fees came from its non-U.S. operations. The communications services offered by the Company include advertising in various media such as television, radio, newspaper, magazines, outdoor and the internet, as well as public relations, specialty advertising, direct response and promotional marketing, strategic media planning and buying, and internet and digital media development.

          Recognition of Commission and Fee Revenue. Substantially all revenues are derived from fees for manpower and for production of advertisements.
Additionally, revenues are derived from commissions for placement of advertisements in various media. Revenue is realized when the service is performed, in accordance with the terms of the contractual arrangement, and collection is reasonably assured. Billings are generally rendered upon completion of the earnings process, including: upon presentation date for media, when manpower is used, when costs are incurred for radio and television production and when print production is completed.

          Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Omnicom Group Inc. and its domestic and international subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

          Restatement and Reclassifications. As discussed in Note 2, on February 10, 1999 the Company completed the acquisition of Abbott Mead Vickers Group Limited (formerly known as Abbott Mead Vickers plc) ("AMV"). The AMV acquisition was accounted for as a pooling-of-interests. All prior year amounts have been restated to include the accounts of AMV. In addition, certain prior year amounts have been reclassified to conform with the 1999 presentation.

          Investments Available-For-Sale. Substantially all of the Company's investments are classified as available-for-sale. Investments available-for-sale, that consist principally of short-term investments and time deposits with financial institutions with original maturity dates between 3 months and one year, are classified as current assets. Strategic investments available-for-sale, which consist principally of publicly traded securities in interactive marketing agencies, are classified as long-term investments.

          Billable Production. Billable production orders in process consist principally of costs incurred in providing corporate communications services to clients. Such amounts are generally billed to clients when manpower is used, when costs are incurred for radio and television production and when print production is completed.

          Common Stock. Wholly-owned subsidiaries of the Company have issued securities which are exchangeable into common stock of the Company at the holders' option. Shares of common stock issuable on the exchange of these securities are included in common stock issued at December 31, 1999.

          Treasury Stock. The Company accounts for treasury share purchases at cost. The reissuance of treasury shares is accounted for at the average cost. Gains or losses on the reissuance of treasury shares are accounted for as additional paid-in capital.

          Foreign Currency Translation. The Company's financial statements were prepared in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Under this method, net transaction gains of $9.9 million, $15.2 million and $3.6 million are included in 1999, 1998 and 1997 net income, respectively.

          Earnings Per Common Share. Basic earnings per share is based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents which include outstanding options and restricted shares, and if dilutive, adjusted for the assumed conversion of the Company's 2 1/4% and 4 1/4% Convertible Subordinated Debentures (assumed to be converted for the full year) and the assumed increase in net income for the after tax interest cost of these debentures. For purposes of computing diluted earnings per share for the years ended December

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

31, 1999, 1998 and 1997, respectively, 3,046,904, 3,518,600 and 3,174,000 shares were assumed to have been outstanding related to common share equivalents and 11,551,936, and 6,936,500 shares in 1999 and 1998, respectively were assumed to have been converted related to the Company's convertible subordinated debentures. Additionally, the assumed increase in net income used in the computations was $17,968,000, $9,627,900 and $318,300 for the years ended December 31, 1999, 1998 and 1997, respectively. The number of shares used in the computations were as follows:

                                        1999             1998            1997
                                        ----             ----            ----
Basic EPS computation ..........     175,285,932     173,104,700     166,857,300
Diluted EPS computation ........     189,884,772     183,559,800     170,031,300

      For purposes of computing diluted earnings per share for the year ended December 31, 1998, the Company's 2 1/4% Convertible Subordinated Debentures and for the year ended December 31, 1997 the 4 1/4% Convertible Subordinated Debentures, were not reflected in the computation as inclusion would have been anti-dilutive.

      Gains and Losses on  Issuance  of Stock in  Affiliates  and  Subsidiaries.
Gains and losses on the issuance of stock in equity method affiliates and consolidated subsidiaries are recognized directly in the Company's shareholder's equity through an increase or decrease to additional paid-in capital, in the period in which the sale occurs.

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

      Intangibles. Intangibles represent acquisition costs in excess of the fair value of tangible net assets of purchased subsidiaries. The intangible values associated with the Company's business consist predominantly of two types: the value of the worldwide agency networks and agency brands and the value of ongoing client relationships. The Company's worldwide agency networks have been operating for an average of over 60 years and intangibles associated with enhancing network value are intended to enhance the long-term value of the networks. Client relationships in the corporate communications services industry are typically long-term in nature and the Company's largest clients have on average been clients for more than 25 years. As such, intangibles are amortized on a straight-line basis principally over a period of 40 years. Each year, the intangibles are written down if, and to the extent, they are determined to be impaired. Intangibles are considered to be impaired if the future anticipated undiscounted cash flows arising from the use of the intangibles is less than the net unamortized cost of the intangibles.

      Deferred Taxes. Deferred tax liabilities and tax benefits relate to the recognition of certain revenues and expenses in different years for financial statement and tax purposes and to differences between the tax and book basis of assets and liabilities recorded in connection with acquisitions, unrealized gains and losses on investments available for sale and the issuance of stock in affiliates.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Cash Flows. The Company's cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments with original maturity dates of three months or less.

      The following supplemental schedule summarizes the fair value of non-cash assets acquired, cash paid, common shares issued (valued at the then market value of the shares and excluding shares related to the AMV acquisition) and the liabilities assumed in connection with the acquisition of equity interests in subsidiaries and affiliates, for each of the three years ended December 31:

                                                            (Dollars in thousands)
                                                     1999            1998           1997
                                                     ----            ----           ----
        Fair value of non-cash assets acquired   $ 1,059,443    $ 1,586,331    $   473,800
        Cash paid, net of cash acquired ......      (691,392)      (586,016)      (371,823)
        Common shares issued .................        (7,200)      (175,180)        (7,214)
                                                 -----------    -----------    -----------
        Liabilities assumed ..................   $   360,851    $   825,135    $    94,763
                                                 ===========    ===========    ===========

      Concentration of Credit Risk. The Company provides corporate communications services to a wide range of clients who operate in many industry sectors around the world. The Company grants credit to all qualified clients, but does not believe it is exposed to any undue concentration of credit risk to any significant degree.

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

2. Acquisitions

      On February 10, 1999, the Company completed the acquisition of AMV. AMV provides corporate communications services to clients principally in the United Kingdom. The Company issued approximately 9.6 million shares of new common stock in exchange for the 92.3% of AMV ordinary shares not already owned by the Company, at a fixed exchange ratio of .1347 common shares of the Company per AMV ordinary share. The transaction was accounted for under the pooling-of-interests method of accounting. Accordingly, the Company's financial statements have been restated to include the operating results of AMV for all periods presented.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Selected financial information for the combining entities included in the consolidated statements of income for the years ended December 31, 1998 and 1997 are as follows (in thousands):

                                                  1998                  1997
                                                  ----                  ----
Commissions and fees
  Previously reported ................         $ 4,092,042          $ 3,124,813
  AMV ................................             198,904              171,411
                                               -----------          -----------
    Restated .........................         $ 4,290,946          $ 3,296,224
Net income
  Previously reported ................         $   285,068          $   222,415
  AMV ................................              (6,223)              (5,115)
                                               -----------          -----------
    Restated .........................         $   278,845          $   217,300
                                               ===========          ===========
      The restated results reflect the impact of including the operating results of AMV, net of adjustments to eliminate inter-company transactions between AMV and the Company, and to conform AMV accounting methods to those used by the Company.

      During 1999, the Company made several other acquisitions whose aggregate cost, in cash or by issuance of the Company's common stock, totaled $748.6 million for net assets, which included intangible assets of $489.3 million. Due to the nature of corporate communications services companies, the companies acquired by the Company generally have tangible net liabilities or minimal tangible net assets. Valuations of these companies are based on a number of factors, including the competitive position of each company's agency networks and agency brands. Included in both figures are payments of $137.0 million made in 1999 related to acquisitions completed in prior years.

      Certain acquisitions completed in 1999 and prior years require payments in future years if certain results are achieved by the companies that were acquired. Formulas for these contingent future payments vary from acquisition to acquisition. Contingent future payments are not expected to be material to the Company's results of operations or financial position.

      In January 1998, the Company completed the acquisitions of Fleishman-Hillard, Inc., GPC International Holdings Inc. and Palmer Jarvis Inc. These acquisitions were accounted for under the pooling-of-interests method of accounting and, accordingly, the results of operations of Fleishman-Hillard Inc., GPC International Holdings Inc. and Palmer Jarvis Inc. have been included in the consolidated financial statements since January 1, 1998. Prior year consolidated financial statements were not restated as the impact on such years was not material. The number of shares of common stock issued by the Company in connection with these acquisitions was 3,550,366.

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

      In May 1996, the Company completed the acquisition of Ketchum Communications Holdings, Inc. ("Ketchum"). The acquisition was accounted for under the pooling-of-interests method of accounting and, accordingly, the results of operations of Ketchum have been included in the consolidated financial statements since January 1, 1996. Prior year consolidated financial statements were not restated as the impact on such years was not material. A total of 2,413,706 shares of common stock were issued in connection with this acquisition.

3. Bank Loans and Lines of Credit

          Bank loans of $47.7 million and $56.4 million at December 31, 1999 and 1998, respectively, are primarily comprised of bank overdrafts of international subsidiaries, which are treated as unsecured loans pursuant to bank agreements. The weighted average interest rate on the borrowings outstanding as of

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 1999 and 1998 was 6.37% and 6.62%, respectively. At December 31, 1999 and 1998, the Company had unsecured committed lines of credit aggregating $1,420.9 million and $742.7 million, respectively. The unused portion of credit lines was $1,293.8 million and $686.4 million at December 31, 1999 and 1998, respectively. The lines of credit, including the credit facilities discussed below, are generally extended at lending rates that the banks grant to their most creditworthy borrowers.

      On April 30, 1999, the Company entered into a $750 million revolving credit agreement (the "$750 million credit facility"), with a consortium of banks expiring on April 28, 2000.

      The $750 million credit facility is used primarily to support the issuance of commercial paper. The Company had $79.4 million of commercial paper borrowings outstanding with interest rates ranging from 6.35% to 6.48% as of December 31, 1999, which matured on January 27, 2000. The gross amount of commercial paper issued and redeemed, under this facility, during the year ended December 31, 1999 was $4,617 million and $4,538 million, respectively. Commercial paper is included in long-term debt in the consolidated balance sheet, as it is the Company's intention to refinance these borrowings on a long-term basis through continued commercial paper borrowings supported by available bank facilities (see Note 7).

      On February 20, 1998, the Company established a $500 million revolving credit agreement (the "$500 million credit facility"), expiring on June 30, 2003. There were no borrowings under this credit facility at December 31, 1999 and 1998.

      The $500 million credit facility also allows for the issuance of commercial paper backed by a bank letter of credit issued under the terms of the credit facility. The Company had no commercial paper outstanding under this agreement as of December 31, 1999 and 1998. The gross amount of commercial paper issued and redeemed, during the year under this facility was $2,046 million, $4,231 million and $2,017 million in 1999, 1998 and 1997, respectively.

4. Employee Stock Plans

      Stock Options and Restricted Stock. Under the terms of the Company's 1998 Incentive Compensation Plan (the "1998 Plan"), 4,958,074 shares of common stock of the Company have been reserved as of December 31, 1999 for restricted stock awards and non-qualified stock options to key employees of the Company. The maximum number of shares of common stock of the Company that may be granted in any calendar year, under the 1998 Plan, is 1.5% of the total number of shares of common stock issued and outstanding on the first day of that calendar year. Any remaining reserved shares of common stock may be carried over to subsequent years. The remaining number of such reserved shares was 747,653 at December 31, 1999. Awards under the Company's 1987 Stock Plan, as amended (the "1987 Plan"), ceased to be made when the Company adopted the 1998 Plan.

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

      Pursuant to the 1987 Plan and 1998 Plan (the "Plans"), the price of options awarded may not be less than 100% of the market value of the stock at the date of the grant. Options become exercisable 30% on each of the first two anniversary dates of the grant date with the final 40% becoming exercisable three years from the grant date.

      ESPP. Effective September 1, 1999 the Company adopted the Omnicom Group Inc. Employee Stock Purchase Plan (the "ESPP"). The ESPP enables substantially all domestic employees to purchase full or fractional shares of the Company's common stock through payroll deductions of up to 10% of eligible compensation. The price an employee pays is 85% of the fair market value on the purchase date of that plan quarter. During 1999 employees purchased 63,408 shares, all of which were treasury shares, for which $4.8 million was paid to the Company. Under the ESPP 2,936,592 shares remain reserved at December 31, 1999.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      A summary of the status of the Company's stock option plan for the three years ended December 31, 1999 is as follows:

                                                       1999                        1998                         1997
                                            -------------------------   --------------------------  ---------------------------
                                                           Weighted                     Weighted                   Weighted
                                                           Average                      Average                    Average
                                             Shares    Exercise Price     Shares    Exercise Price   Shares     Exercise Price
                                             ------    --------------     ------    --------------    ------     --------------
     Shares under option,
        beginning of year ...............   7,190,800      $23.16       6,867,800      $16.21       6,757,800       $13.16
     Options granted ....................   3,467,234       74.65       1,700,000       42.62       1,440,000        24.28
     Options exercised ..................  (2,304,647)      16.44      (1,377,000)      12.52      (1,330,000)        9.45
     Options forfeited ..................     (54,000)      46.91              --                          --
                                            ---------      ------        --------      ------       ---------        -----
     Shares under option, end of year ...   8,299,387       46.37       7,190,800       23.16       6,867,800        16.21
     Options exercisable at                 =========       =====       =========       =====       =========        =====
        year-end ........................   3,270,887                   3,730,800                   3,447,800
                                            ---------                   ---------                   ---------

      The following table summarizes information about options outstanding and options exercisable at December 31, 1999:

                                          Options Outstanding                     Options Exercisable
                             ----------------------------------------------------------------------------------
                                           Weighted Average
   Range of Exercise           Options         Remaining     Weighted Average    Options       Weighted Average
   Prices (in dollars)       Outstanding   Contractual Life   Exercise Price    Exercisable     Exercise Price
   -------------------       -----------   ----------------   --------------    -----------     --------------
     5.81                       40,000         1 year            $ 5.81            40,000           $ 5.81
     8.77                      120,000         3 years             8.77           120,000             8.77
     10.02                     213,800         4 years            10.02           213,800            10.02
     12.11 to 26.27            288,194         5 years            12.51           288,194            12.51
     12.94 to 16.20            620,000         6 years            13.15           620,000            13.15
     19.72                     820,000         7 years            19.72           820,000            19.72
     24.28                   1,170,000         8 years            24.28           594,000            24.28
     39.75 to 66.40          1,717,128         9 years            44.05           562,128            46.98
     44.62 to 91.22          3,310,265        10 years            75.35            12,765            46.44
                             ---------                                          ---------
                             8,299,387                                          3,270,887
                             =========                                          =========

      Pro forma. The weighted average fair value of options granted during 1999, 1998 and 1997 was $20.91, $11.45 and $6.27 per option, respectively. The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                  1999               1998             1997
                                                  ----               ----             ----
      Expected option lives ..............       5 years            5 years          5 years
      Risk free interest rate ............    4.77% - 6.31%      4.66% - 5.75%        6.15%
      Expected volatility ................   18.25% - 21.2%     18.36% - 20.15%       19.7%
      Dividend yield .....................     0.7% - 0.8%        0.9% - 1.0%          1.5%

      Using compensation cost for grants of the Company's stock options and shares issued under the ESPP, determined based on the estimated fair value at the grant or issuance date in 1999, 1998 and 1997, consistent with the provisions of SFAS No. 123, the effect on the Company's net income and income per share would have been as follows:

                                                     Dollars in Thousands Except Per Share Data
                                                     -------------------------------------------
                                                      1999              1998             1997
                                                      ----              ----             ----
      Net income, as reported ....................   $362,882         $278,845          $217,300
      Net income, pro forma ......................    347,643          271,031           212,145
      Basic income per share, as reported ........       2.07             1.61              1.30
      Basic income per share, pro forma ..........       1.98             1.57              1.27
      Diluted income per share, as reported ......       2.01             1.57              1.28
      Diluted income per share, pro forma ........       1.93             1.53              1.26

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Restricted   Shares.  A  summary  of  changes  in  outstanding  shares  of restricted stock for the three years ended December 31, 1999 is as follows:

                                           1999             1998              1997
                                           ----             ----              ----
       Beginning balance                2,703,612        3,137,350         3,315,516
         Amount granted                   935,263          783,419         1,105,838
         Amount vested                   (983,251)      (1,111,808)       (1,123,882)
         Amount forfeited                 (53,343)        (105,349)         (160,122)
                                        ---------        ---------         ---------
       Ending balance                   2,602,281        2,703,612         3,137,350
                                        =========        =========         =========

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

      The charge to operations in connection with these restricted stock awards for the years ended December 31, 1999, 1998 and 1997 amounted to $27.8 million, $21.5 million and $17.3 million, respectively.

5. Segment Reporting

      The Company's wholly-owned and partially-owned businesses operate within the corporate communications services operating segment. These businesses provide a variety of communications services to clients through several worldwide, national and regional independent agency brands. The businesses exhibit similar economic characteristics driven from their consistent efforts to create customer driven marketing communications services that build their clients businesses. A summary of the Company's operations by geographic area as of December 31, 1999, 1998 and 1997, and for the years then ended is presented below:

                                                            (Dollars in Thousands)
                                ---------------------------------------------------------------------------------
                                United      United                             Other      Other
                                States      Kingdom    Germany     France     Europe  International  Consolidated
                                ------      -------    -------     ------     ------  -------------  ------------
1999
   Commissions and Fees      $2,532,917    $720,047    $431,739   $359,042    $554,767    $532,033   $5,130,545
   Long-Lived Assets            219,590     101,989      10,883     16,951      38,661      56,648      444,722
1998
   Commissions and Fees      $2,098,220    $659,658    $358,441   $306,734    $468,878    $399,015   $4,290,946
   Long-Lived Assets            156,092     100,242      11,916     17,245      38,446      52,600      376,541
1997
   Commissions and Fees      $1,616,768    $501,738    $284,544   $172,395    $374,303    $346,476   $3,296,224
   Long-Lived Assets            128,563      72,430       9,125      8,712      26,336      26,903      272,069

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investments in Affiliates

      The Company has in excess of 65 unconsolidated affiliates accounted for under the equity method. The equity method is used when the Company has an ownership of less than 50% and exercises significant influence over the operating and financial policies of the affiliate. The following table summarizes the balance sheets and income statements of the Company's unconsolidated affiliates, primarily in the United States, Europe and Australia, as of December 31, 1999, 1998 and 1997, and for the years then ended:

                                             (Dollars in Thousands)
                                       ----------------------------------
                                        1999         1998          1997
                                        ----         ----          ----
      Current assets ................. $912,791    $773,661      $442,023
      Non-current assets .............  241,385     156,459        75,072
      Current liabilities ............  692,927     657,247       348,753
      Non-current liabilities ........   65,978      87,258        26,741
      Minority interests .............    1,002       2,327         3,219
      Gross revenue ..................  522,103     510,730       374,196
      Costs and expenses .............  467,745     444,453       305,144
      Net income .....................   23,662      33,183        46,834

      The Company's equity in the net income of these affiliates amounted to $15.4 million, $20.6 million and $25.7 million for 1999, 1998 and 1997, respectively. The Company's equity in the net tangible assets of these affiliated companies was approximately $174.0 million, $110.5 million and $83.1 million at December 31, 1999, 1998 and 1997, respectively. Included in the Company's investments in affiliates is the excess of acquisition costs over the fair value of tangible net assets acquired. These excess acquisition costs are being amortized on a straight-line basis principally over a period of forty years. In 1999 and 1998, the Company disposed of shares held in certain affiliates. The resulting impact of these sales was not material to the 1999 and 1998 consolidated results of operations or financial position.

      In April 1999, Razorfish, Inc. (Razorfish), an affiliate of the Company, issued shares of its common stock in an initial public offering. The Company, through a wholly-owned subsidiary, owned 32.4% of Razorfish's equity immediately following the initial public offering. Consistent with the Company's accounting policy and based on an offering price of $16 per share, an after tax gain of $5.1 million was recognized by the Company in shareholders' equity as a direct increase to additional paid-in capital. During the fourth quarter of 1999, the Company's ownership interest in Razorfish was diluted below 20% and as a result the Company discontinued accounting for its investment under the equity method. The Company's investment in Razorfish is carried at market value. Substantially all of the Company's long-term investments on the consolidated Balance Sheet at December 31, 1999 are comprised of shares in Razorfish. Unrealized gains resulting from an increase in the market value of the Company's common stock shareholdings of Razorfish were recorded in comprehensive income since the date the equity method of accounting was discontinued.

      In December 1999, AGENCY.com Ltd (AGENCY), an affiliate of the Company, issued shares of its common stock in an initial public offering. The Company, through a wholly-owned subsidiary, owns 36% of AGENCY's equity. Based on an offering price of $26 per share, an after tax gain of $17.6 million was recognized by the Company in shareholders' equity as a direct increase to additional paid-in capital. The Company accounts for its investment in AGENCY under the equity method. At December 31, 1999, the fair market value of the Company's investment in AGENCY was $944 million, which amount substantially exceeded its carrying value.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Long-Term Debt and Convertible Subordinated Debentures

      Long-term debt and convertible subordinated debentures outstanding as of December 31, 1999 and 1998 consisted of the following:

                                                                   (Dollars in Thousands)
                                                                    --------------------
                                                                     1999        1998
                                                                     ----        ----
U.S. Dollar Commercial Paper with an average
   interest rate of 6.41% ......................................   $ 79,402         --
Deutsche Mark Floating Rate Bonds, with a scheduled maturity
   in 2000, interest at DM three month LIBOR, plus 0.65% .......     57,185   $ 66,522
Deutsche Mark Floating Rate Bonds, with a scheduled maturity
   in 1999, interest at DM three month LIBOR plus 0.375% .......       --       59,930
French Franc 5.20% Notes, with a scheduled maturity in 2005 ....    153,394    178,600
Floating Rate Loan Notes, with a scheduled maturity in 2001 ....      1,982      2,033
Sundry notes and loans payable to banks and others at rates from
4.1% to 26%, maturing at various dates through 2018 ............     53,807     45,282
                                                                   --------   --------
                                                                    345,770    352,367
Less current portion ...........................................     82,621     83,454
                                                                   --------   --------
  Total long-term debt .........................................   $263,149   $268,913
4 1/4% Convertible Subordinated Debentures with a scheduled
   maturity in 2007 ............................................   $218,483   $218,497
2 1/4% Convertible Subordinated Debentures with a scheduled
   maturity in 2013 ............................................    230,000    230,000
                                                                   --------   --------
   Total convertible subordinated debentures ...................   $448,483   $448,497
                                                                   ========   ========

      On April 30, 1999, the Company entered into a $750 million revolving credit agreement with a consortium of banks expiring on April 28, 2000. This credit agreement supports the facility for issuing commercial paper. The remaining borrowing capacity under this agreement at December 31, 1999 was $670.6 million.

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

      On February 20, 1998, the Company established a $500 million revolving credit agreement (the "$500 million credit facility"). This $500 million credit facility is with a consortium of banks expiring on June 30, 2003. This credit facility includes a facility for issuing commercial paper backed by a bank letter of credit. Because the Company has the ability and intent to refinance commercial paper on a long-term basis under the $500 million credit facility, commercial paper borrowings at December 31, 1999 has been classified as long-term. The credit facility contains certain financial covenants regarding the ratio of total consolidated indebtedness to total consolidated capitalization, the ratio of debt to cash flow, and a limitation on investments in and loans to affiliates and unconsolidated subsidiaries. At December 31, 1999 the Company was in compliance with these convenants.

      On January 6, 1998, the Company issued $230 million of 2 1/4% Convertible Subordinated Debentures with a scheduled maturity in 2013. The debentures are convertible into common stock of the Company at a conversion price of $49.83 per share subject to adjustment in certain events. Debenture holders have the right

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to require the Company to redeem the debentures on January 6, 2004 at a price of 118.968%, or upon the occurrence of a Fundamental Change, as defined in the indenture agreement, at the prevailing redemption price. The Company may redeem the debentures, as a whole or in part, on or after December 31, 2001 initially at 112.841% and at increasing prices thereafter to 118.968% until January 6, 2004, and 100% thereafter. Unless the debentures are redeemed, repaid or converted prior thereto, the debentures will mature on January 6, 2013 at their principal amount.

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

      On January 4, 1995, an indirect wholly-owned subsidiary of the Company issued Deutsche Mark 200 million Floating Rate Bonds. The bonds are unsecured, subordinated obligations of the issuer and are unconditionally and irrevocably guaranteed by the Company. The bonds bear interest at a rate equal to Deutsche Mark three month LIBOR plus 0.65% and, subsequent to January 5, 1997 may be redeemed at the option of the issuer on any interest payment date at their principal amount plus any accrued but unpaid interest. On August 18, 1997 and October 1, 1997, Deutsche Mark 69 million and Deutsche Mark 20 million, respectively, of the Deutsche Mark 200 million Floating Rate Bonds were repurchased. The remaining bonds matured on January 5, 2000 and were repaid at par.

      Aggregate maturities on long-term debt and convertible subordinated debentures in the next five years are as follows:

                                         (Dollars in Thousands)

           2000 .........................       $ 82,621
           2001 .........................          6,086
           2002 .........................          2,254
           2003 .........................         83,254
           2004 .........................          1,925
           Thereafter ...................        618,113

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes

      Income before income taxes and the provision for taxes on income consisted of the amounts shown below:

                                                Years Ended December 31,
                                                 (Dollars in Thousands)
                                             ----------------------------
                                             1999       1998        1997
                                             ----       ----        ----
     Income before incomes taxes:
        Domestic .......................   $314,338   $263,058   $182,608
        International ..................    359,370    258,739    207,970
                                           --------   --------   --------
              Total ....................   $673,708   $521,797   $390,578
                                           ========   ========   ========
     Provision for taxes on income:
        Current:
              Federal ..................   $ 80,401   $ 65,180   $ 47,145
              State and local ..........     30,577     21,292     17,221
              International ............    144,228    121,367     88,725
                                           --------   --------   --------
                                            255,206    207,839    153,091
                                           ========   ========   ========
        Deferred:
              Federal ..................      9,499      7,943      7,712
              State and local ..........        381      1,853        541
              International ............      8,161      1,457      5,195
                                           --------   --------   --------
                                             18,041     11,253     13,448
                                           --------   --------   --------
              Total ....................   $273,247   $219,092   $166,539
                                           ========   ========   ========

      The Company's effective income tax rate varied from the statutory federal income tax rate as a result of the following factors:

                                                           1999    1998    1997
                                                           ----    ----    ----
    Statutory federal income tax rate .................... 35.0%   35.0%   35.0%
    State and local taxes on income, net of federal
       income tax benefit ................................  3.0     2.9     3.0
    International subsidiaries' tax rate differentials ...  1.3     2.2     2.8
    Non-deductible amortization of goodwill ..............  3.2     3.4     3.0
    Other ................................................ (1.9)   (1.5)   (1.2)
                                                            ---     ---     ---
    Effective rate ....................................... 40.6%   42.0%   42.6%
                                                           ====    ====    ====

      Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of the Company's assets and liabilities. Deferred tax benefits result principally from recording certain expenses in the financial statements which are not currently deductible for tax purposes and from differences between the tax and book basis of assets and liabilities recorded in connection with acquisitions. Deferred tax liabilities result principally from non-cash, unrealized financial statement gains associated with investments and capital transactions related to initial public offerings of common stock by affiliates, and expenses which are currently deductible for tax purposes, but have not yet been expensed in the financial statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Deferred tax (liabilities) benefits as of December 31, 1999 and 1998 consisted of the amounts shown below (dollars in millions):

                                                                 1999      1998
                                                                 ----      ----
      Unrealized gains on investments in and capital
        transactions of, affiliates .........................  $(320.2)   $(2.6)
      Compensation and severance reserves ...................     52.7     42.9
      Acquisition liabilities ...............................     43.1     20.6
      Deductible intangibles ................................     37.1     39.1
      Lease reserves ........................................      4.9     11.3
      Financial instruments .................................      7.3     14.2
      Other, net ............................................      5.2      6.4
                                                               -------   ------
                                                               $(169.9)  $131.9
                                                               =======   ======

      Current deferred tax benefits as of December 31, 1999 and 1998 were $30.0 million and $36.3 million, respectively, and were included in prepaid expenses and other current assets. Non-current deferred tax benefits as of December 31, 1999 and 1998 were $120.3 million and $98.2 million, respectively. The Company has concluded that it is probable that it will be able to realize these deferred tax benefits in future periods.

      A provision has been made for additional  income and withholding  taxes on
the  earnings  of  international   subsidiaries  and  affiliates  that  will  be
distributed.

9. Employee Retirement Plans

      The Company's international and domestic subsidiaries provide retirement benefits for their employees primarily through defined contribution plans. Company contributions to the plans, which are determined by the board of directors of the subsidiaries, have been in amounts up to 15% (the maximum amount deductible for federal income tax purposes) of total eligible compensation of participating employees. Expenses related to the Company's contributions to these plans amounted to $77.2 million, $72.7 million and $59.2 million in 1999, 1998 and 1997, respectively.

      The Company's pension plans are primarily international. These plans are not required to report to governmental agencies pursuant to the Employee Retirement Income Security Act of 1974 ("ERISA"). Substantially all of these plans are funded by fixed premium payments to insurance companies which undertake legal obligations to provide specific benefits to the individuals covered. Pension expense amounted to $8.5 million, $5.2 million and $5.3 million in 1999, 1998 and 1997, respectively.

      Certain subsidiaries of the Company have executive retirement programs under which benefits will be paid to participants or to their beneficiaries over 15 years beginning at age 65 or death. In addition, other subsidiaries have individual deferred compensation arrangements with certain executives which provide for payments over varying terms upon retirement, cessation of employment or death. Some of the Company's domestic subsidiaries provide life insurance and medical benefits for retired employees. Eligibility requirements vary by subsidiary, but generally include attainment of a specified combined age plus years of service factor. The costs related to these benefits were not material to the 1999, 1998 and 1997 consolidated results of operations or financial position.

10. Commitments and Contingent Liabilities

      At December 31, 1999, the Company was committed under operating leases, principally for office space. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent expense was $341.6 million in 1999, $311.5 million in 1998 and $242.7 million in 1997 after reduction for rents received from subleases of $17.4 million, $14.7 million and
$12.8  million,   respectively.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum base rents under terms of noncancellable operating leases, reduced by rents to be received from existing noncancellable subleases, are as follows:

                                              (Dollars in Thousands)
                                  Gross Rent       Sublease Rent        Net Rent
                                  ----------   --------------------     --------
      2000 ......................  $267,719          $14,534            $253,185
      2001 ......................   251,577           11,713             239,864
      2002 ......................   229,331            9,358             219,973
      2003 ......................   205,559            8,107             197,452
      2004 ......................   192,817            7,448             185,369
      Thereafter ................ 1,096,480           20,539           1,075,941

      The  present   value  of  the  gross  future   minimum  base  rents  under
noncancellable operating leases is $1,338.2 million.

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

11. Fair Value of Financial Instruments

      The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1999 and 1998. Amounts in parentheses represent liabilities.

                                                       1999                        1998
                                              ----------------------      -----------------------
                                              (Dollars in Thousands)       (Dollars in Thousands)
                                              Carrying        Fair        Carrying         Fair
                                               Amount         Value        Amount          Value
                                              --------       -------      --------        -------
Cash, cash equivalents and
   short-term investments .................  $600,949       $600,949      $717,391       $717,391
Long-term investments .....................   785,406        785,406         4,998         11,316
Other investments .........................     6,419          6,419        10,562         10,562
Long-term debt and convertible
   subordinated debentures ................  (794,253)    (1,509,076)     (800,864)    (1,088,322)
Financial Commitments

   Cross currency interest rate swaps .....        --        (47,038)           --        (27,669)
   Forward foreign exchange contracts .....        --         (1,596)           --          2,514
   Guarantees .............................        --        (47,861)           --         (6,417)
   Letters of credit ......................        --        (14,002)           --           (922)

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Short-term investments:

      Short-term investments which consist primarily of short-term investments and investments in short-term interest bearing instruments with original maturity dates between three months and one year are carried at cost which approximates fair value.

Long-term investments:

      Long-term investments consist of available-for-sale securities, primarily in the Company's holdings in interactive marketing agencies that are publicly traded. The investments are carried at market value and the unrealized gains and losses on these securities are included in Shareholders' Equity.

Other investments:

      Included in deferred charges and other assets are other long-term investments carried at cost, which approximates estimated fair value.

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

12. Financial Instruments and Market Risk

      The Company utilizes derivative financial instruments predominantly to reduce certain market risks to which the Company is exposed. These market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities of non-U.S. operations and the impact of changes in interest rates on debt. The Company's derivative activities are limited in volume and confined to risk management activities. Senior management at the Company actively participates in the quantification, monitoring and control of all significant risks. A reporting system is in place which evaluates the impact on the Company's earnings resulting from changes in interest rates, currency exchange rates and other relevant market risks. This system is structured to enable senior management to initiate prompt remedial action, if appropriate. Additionally, senior management reports periodically to the Audit Committee of the Board of Directors concerning derivative activities. In 1993, the Audit Committee established limitations on derivative activities which are reviewed annually.

      At December 31, 1999 and 1998, the Company had Japanese yen 16.3 billion aggregate notional principal amount of cross currency interest rate swaps. The swaps convert a portion of the Company's U.S. dollar floating rate debt into fixed rate Japanese yen debt and effectively hedge the Company's net investment in Japanese yen denominated assets.

      The Company enters into forward foreign exchange contracts predominately to hedge intercompany receivables and payables which are recorded in a currency different from that in which they will settle. Gains and losses on these positions are deferred and included in the basis of the transaction upon settlement. The terms of these contracts are generally three months or less. At December 31, 1999 and 1998, the aggregate amount of intercompany receivables and payables subject to this hedge program was $773 million and $628 million, respectively. The table below summarizes by major currency the notional principal amounts of the Company's forward foreign exchange contracts outstanding at December 31, 1999 and 1998. The "buy" amounts represent the U.S. dollar equivalent of commitments to purchase the respective currency, and the "sell" amounts represent the U.S. dollar equivalent of commitments to sell the respective currency.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                (Dollars in thousands)
                                                               Notional Principal Amount
                                                          ---------------------------------
                                                      1999                                 1998
                                        -------------------------------       ------------------------------
            Currency                    Company Buys      Company Sells       Company Buys     Company Sells
            --------                    ------------      -------------       ------------     -------------
   U.S. Dollar                            $140,704           $ 90,416           $215,157          $ 45,010
   Euro                                    261,228            246,599            204,249           302,667
   Canadian Dollar                          52,296             60,485             13,077             3,574
   Swedish Krona                             4,027              1,463              1,621             2,432
   Hong Kong Dollar                          3,870              2,669              1,485             5,978
   Australian Dollar                         1,485                124                310                --
   Swiss Franc                                 618              3,902              1,810             1,489
   Singapore Dollar                          1,088              4,930              1,031             4,669
   Greek Drachma                                22              3,088                 --             6,183
   Norwegian Krone                              --              9,453                 --             8,120
   Danish Krone                                 --              4,177              1,851             3,958
   Czech Republic Koruna                        --                 68                 --                --
   Japanese Yen                                 --                 --             20,365            20,272
                                          --------           --------           --------          --------
   Total                                  $465,338           $427,374           $460,956          $404,352
                                          ========           ========           ========          ========

      Comparatives have been restated to reflect the rationalization of the 11 eurozone currencies as a result of the introduction of the euro.

      The derivative financial instrument existing during the years ended December 31, 1999 and 1998 were entered into for the purpose of hedging certain specific currency and interest rate risks. As a result of these financial instruments, the Company reduced financial risk in exchange for foregoing any gain (reward) which might have occurred if the markets moved favorably. In using derivative financial instruments, management exchanged the risks of the financial markets for counterparty risk. To minimize counterparty risk the Company only enters into derivative contracts with major well-known banks that have credit ratings equal to or better than the Company's.

13. Adoption of New Accounting Pronouncements

      In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which the Company is required to adopt effective January 1, 2001. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Once implemented, SFAS No. 133 must be applied to
(a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997.

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

                      OMNICOM GROUP INC. AND SUBSIDIARIES
                  Quarterly Results of Operations (Unaudited)

      The following table sets forth a summary of the unaudited quarterly results of operations for the two years ended December 31, 1999 and 1998, in thousands of dollars except for per share amounts. All prior years information has been restated to give effect to the accounting for the acquisition of Abbott Mead Vickers Group Limited under the pooling of interest method (see Note 2 to the Consolidated Financial Statements).


                              First           Second           Third          Fourth
                           ---------       ------------      ---------     ------------
Commissions & Fees
   1999 ................. $ 1,146,877      $ 1,270,369      $ 1,210,880      $ 1,502,419
   1998 .................     905,799        1,094,160        1,032,985        1,258,002

Income Before Income Taxes
   1999 .................     123,323          198,699          131,254          220,432
   1998 .................      94,360          167,268          106,589          153,580

Income Taxes
   1999 .................      50,515           80,573           53,851           88,308
   1998 .................      39,381           71,570           46,104           62,037

Income After Income Taxes
   1999 .................      72,808          118,126           77,403          132,124
   1998 .................      54,979           95,698           60,485           91,543

Equity in Affiliates
   1999 .................         929            2,849             (202)          11,792
   1998 .................       4,086            4,313            4,960            7,147

Minority Interests
   1999 .................      (8,175)         (13,833)          (6,916)         (24,023)
   1998 .................      (7,741)         (13,755)          (9,465)         (13,405)

Net Income
   1999 .................      65,562          107,142           70,285          119,893
   1998 .................      51,324           86,256           55,980           85,285

Basic Earnings Per Share
   1999 .................        0.37             0.61             0.40             0.69
   1998 .................        0.30             0.50             0.32             0.49

Diluted Earnings per Share
   1999 .................        0.37             0.59             0.39             0.66
   1998 .................        0.29             0.48             0.32             0.48

                                                                     Schedule II

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                   For the Three Years Ended December 31, 1999

------------------------------------------------------------------------------------------------------------
              Column A                   Column B      Column C                Column D            Column E
------------------------------------------------------------------------------------------------------------

                                                       Additions              Deductions
                                                      -----------      -------------------------
                                        Balance at      Charged      Removal of                     Balance
                                         Beginning     to Costs     Uncollectible    Translation   at End of
             Description                 of Period   and Expenses  Receivables(1)    Adjustments    Period
------------------------------------------------------------------------------------------------------------
                                                               (Dollars in Thousands)
Valuation accounts deducted from
  assets to which they apply --
  allowance for doubtful accounts:
December 31, 1999 .....................    $55,764      $14,399        $16,007          $ 436       $53,720
December 31, 1998 .....................     30,475       15,586         (8,573)        (1,130)       55,764
December 31, 1997 .....................     23,166       10,491          1,609          1,573        30,475

----------
(1) Net of acquisition date balances in allowance for doubtful accounts of companies acquired of $6.1 million, $13.1 million and $2.0 million in 1999, 1998 and 1997, respectively.

                                INDEX TO EXHIBITS

(3)(i) Certificate of Incorporation (as amended on December 4, 1997 and as restated for filing purposes), filed as Exhibit 4.1 to Omnicom Group Inc.'s Registration Statement No. 333-46303, are incorporated herein by reference.

   (ii)    By-laws.

           Incorporated by reference to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1987.

(4)        Instruments  Defining  the  Rights  of  Security  Holders,  Including
           Indentures.

4.1 Subscription Agreement dated December 14, 1994 by and among the Registrant, BBDO Canada Inc. and Morgan Stanley GmbH and the other Managers listed therein, in connection with the issuance of DM 200,000,000 Floating Rate Bonds of 1995 due January 5, 2000 of BBDO Canada Inc., including form of Guaranty by Registrant, filed as
           Exhibit 4.2 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

4.2 Paying Agency Agreement dated January 4, 1995 by and among the Registrant, BBDO Canada Inc. and Morgan Stanley GmbH in connection with the issuance of DM 200,000,000 Floating Rate Bonds of 1995 due January 5, 2000 of BBDO Canada Inc. filed as Exhibit 4.3 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

4.3 Subscription Agreement dated February 27, 1996 by and among the Registrant, Morgan Stanley Bank AG and Morgan Stanley & Co.
           International in connection with the issuance of DM 100,000,000 Floating Rate Bonds of 1996 due March 1, 1999 filed as Exhibit 4.4 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

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

4.7 Registration Rights Agreement dated January 3, 1997 between the Registrant and Morgan Stanley & Co. Incorporated related to the Registrant's 4 1/4% Convertible Subordinated Debentures due 2007 filed as Exhibit 4.4 to Omnicom Group Inc.'s Form S-3 Registration No. 333-22589, is incorporated herein by reference.

4.8 Indenture dated January 6, 1998, between Registrant and The Chase Manhattan Bank, as trustee, in connection with the issuance of 2 1/4% Convertible Subordinated Debentures due 2013 filed as Exhibit 4.1 to Omnicom Group Inc.'s Report on Form 8-K dated January 20, 1998, is incorporated herein by reference.

4.9        Form of  Debentures  (included in Exhibit 4.8 above) filed as Exhibit
           4.2 to Omnicom Group Inc.'s Report on Form 8-K dated January 20, 1998, is incorporated herein by reference.

4.10 Registration Rights Agreement dated January 6, 1998, between the Registrant and Morgan Stanley & Co. Incorporated related to the Registrant's 2 1/4% Convertible Subordinated Debentures due 2013 filed as Exhibit 4.3 to Omnicom Group Inc.'s Report on Form 8-K dated January 20, 1998, is incorporated herein by reference.

4.11 Fiscal Agency Agreement dated June 24, 1998, in connection with the issuance of FRF 1,000,000,000 5.20% Notes due 2005 filed as Exhibit
           4.1 to Omnicom Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

4.12 Subscription Agreement dated June 22, 1998 by and among Omnicom Group Inc., Morgan Stanley S.A. and Others, in connection with the issuance of FRF 1,000,000,000 5.20% Notes due 2005 filed as Exhibit 4.2 to Omnicom Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

4.13 Deed of the Covenant dated June 24, 1998, in connection with the issuance of FRF 1,000,000,000 5.20% Notes due 2005 filed as Exhibit
           4.3 to Omnicom Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

(10)       Material Contracts.

           Management Contracts, Compensatory Plans, Contracts or Arrangements.

10.1 Registrant's 1987 Stock Plan, filed as Exhibit 10.26 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1987, is incorporated herein by reference.

10.2 Amendments to Registrant's 1987 Stock Plan, filed as Exhibit 10.2 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

10.3 Standard Form of the Registrant's 1998 Executive Salary Continuation Plan Agreement, filed as Exhibit 10.24 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.

10.4 Standard Form of the Registrant's Indemnification Agreement with members of Registrant's Board of Directors, filed as Exhibit 10.25 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.

10.5 Severance Agreement dated July 6, 1993, between Keith Reinhard and DDB Worldwide Communications Group, Inc. (then known as DDB Needham Worldwide, Inc.), filed as Exhibit 10.11 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.6 Employment Agreement dated May 26, 1993, between William G. Tragos and TBWA International B.V., filed as Exhibit 10.13 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.7 Deferred Compensation Agreement dated October 12, 1984, between William G. Tragos and TBWA Chiat/Day Inc. (then known as TBWA
           Advertising Inc.), filed as Exhibit 10.14 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.8 Standard Form of Severance Compensation Agreement incorporated by reference to BBDO International Inc.'s Form S-1 Registration Statement filed with the Securities and Exchange Commission on September 28, 1973, is incorporated herein by reference.

10.9 Omnicom Group Inc. 1998 Incentive Compensation Plan, filed as Exhibit A to Omnicom Group Inc.'s Proxy Statement dated April 6, 1998, is incorporated herein by reference.

10.10      Omnicom Group Inc. Restricted Stock Plan for Non-employee Directors.

           Other Material Contracts.

10.11 $500,000,000 Amended and Restated Credit Agreement, dated as of May 10, 1996 amended and restated as of February 20, 1998, between Omnicom Finance Inc., Omnicom Finance Limited, ABN AMRO Bank N.V., Chase Securities Inc. and the financial institutions party thereto, filed as Exhibit 10.16 to Omnicom Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10.12 364-Day Credit Agreement, dated as of April 30, 1999, among Omnicom Finance Inc., Omnicom Finance Limited, the financial institutions party thereto, Citibank, N.A., as Administrative Agent, The Bank of Nova Scotia, as Documentation Agent, and Instituto Bancario San Paolo Di Torino Instituto Mobiliare Italiano S.p.A., as Syndication Agent (the "Credit Agreement"), filed as Exhibit 10.1 to Omnicom Group Inc.'s quarterly report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.13      List of  Contents  of  Exhibits  to the  Credit  Agreement,  filed as
           Exhibit 10.2 to Omnicom Group Inc.'s quarterly report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.14 Guaranty, dated as of April 30, 1999, made by Omnicom Group Inc., filed as Exhibit 10.3 to Omnicom Group Inc.'s quarterly report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

(21)       Subsidiaries of the Registrant

(23)       Consents of Experts and Counsel.

23.1       Consent of Arthur Andersen LLP.

(24)       Powers of Attorney from Bernard Brochand, Robert J. Callander,  James
           A. Cannon, Leonard S. Coleman, Jr., Bruce Crawford, Susan S. Denison, Peter Foy, Thomas L. Harrison, John R. Murphy, John R. Purcell, Keith
           L. Reinhard, Allen Rosenshine, Gary L. Roubos, Quentin I. Smith, Jr. and Egon P.S. Zehnder.

(27)       Financial Data Schedule (filed in electronic format only).