Form 10-Q
period 2000-03-31
OMNICOM GROUP INC
filed 2000-05-15
CIK 29989

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

   [ x ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended: March 31, 2000
                                        --------------
                                       OR

   [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ____________.

        Commission File Number: 1-10551
                                -------

                               OMNICOM GROUP INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New York                                            13-1514814
-------------------------------                         ----------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                          Identification Number)

437 Madison Avenue, New York, New York                          10022
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

                 (212) 415-3600
----------------------------------------------------
(Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. YES x NO --- ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 177,644,800 (as of April 30,
2000)

PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets -
             March 31, 2000 and December 31, 1999                          1

           Consolidated Condensed Statements of Income -
             Three Months Ended March 31, 2000 and 1999                    2

           Consolidated Condensed Statements of Cash Flows -
             Three Months Ended March 31, 2000 and 1999                    3

           Notes to Consolidated Condensed Financial Statements            4

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           7

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk      8

PART II.   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                9

           Signatures                                                     10

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                     (unaudited)
                                                                       March 31,    December 31,
                                                                         2000          1999
                                                                         ----          ----
                                      Assets
                                      ------
Current assets:
    Cash and cash equivalents ...................................    $  353,462     $  576,427
    Short-term investments at market, which approximates cost ...        39,421         24,522
    Accounts receivable, less allowance for doubtful accounts
       of $50,435 and $53,720 ...................................     3,163,812      3,358,304
    Billable production orders in process, at cost ..............       398,510        299,209
    Prepaid expenses and other current assets ...................       565,031        453,862
                                                                     ----------     ----------
           Total Current Assets .................................     4,520,236      4,712,324

    Furniture, equipment and leasehold improvements at cost, less accumulated depreciation and amortization of $542,911,
       and $522,254 .............................................       448,573        444,722
    Investments in affiliates ...................................       360,711        369,311
    Intangibles, less amortization of $363,377 and $352,081 .....     2,491,103      2,428,385
    Deferred tax benefits .......................................        81,934        120,346

    Long-term investments, at market.............................       669,521        802,644
    Deferred charges and other assets ...........................       231,168        139,905
                                                                     ----------     ----------
           Total Assets .........................................    $8,803,246     $9,017,637
                                                                     ==========     ==========

                       Liabilities and Shareholders' Equity
                       ------------------------------------

Current liabilities:
    Accounts payable ............................................    $3,182,275     $4,112,777
    Advance billings ............................................       431,180        417,044
    Bank loans ..................................................       261,685        130,369
    Accrued taxes and other liabilities..........................     1,176,020      1,317,732
    Dividends payable ...........................................        31,103         31,141
                                                                     ----------     ----------
         Total Current Liabilities ..............................     5,082,263      6,009,063
                                                                     ----------     ----------

Long-term debt ..................................................     1,101,728        263,149
Convertible subordinated debentures .............................       448,419        448,483
Deferred compensation and other liabilities .....................       311,121        300,746
Deferred income taxes on unrealized gains .......................       237,294        320,176
Minority interests ..............................................       121,357        123,122

Shareholders' equity:
    Common stock ................................................        93,543         93,543
    Additional paid-in capital ..................................       807,776        808,154
    Retained earnings ...........................................       995,084        882,051
    Unamortized restricted stock ................................       (78,103)       (85,919)
    Accumulated other comprehensive income ......................       181,737        285,234
    Treasury stock ..............................................      (498,973)      (430,165)
                                                                     ----------     ----------
         Total Shareholders' Equity .............................     1,501,064      1,552,898
                                                                     ----------     ----------
         Total Liabilities and Shareholders' Equity .............    $8,803,246     $9,017,637
                                                                     ==========     ==========

     The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (Dollars in Thousands, Except Per Share Data)
                                  (unaudited)


                                                   Three Months Ended March 31,
                                                       2000            1999
                                                       ----            ----

Commissions and fees ........................      $1,379,015     $1,146,877

Operating expenses:
    Salaries and related costs ..............         838,867       688,301
    Office and general expenses .............         376,461        324,006
                                                   ----------     ----------
                                                    1,215,328      1,012,307
                                                   ----------     ----------
Operating profit ............................         163,687        134,570

Gain on sale of Razorfish shares ............         110,044             --

Net interest expense:
    Interest and dividend income ............          (7,274)        (7,225)
    Interest paid or accrued ................          18,595         18,472
                                                   ----------     ----------
                                                       11,321         11,247
                                                   ----------     ----------
Income before income taxes ..................         262,410        123,323

Income taxes ................................         108,469         50,515
                                                   ----------     ----------

Income after income taxes ...................         153,941         72,808
Equity in affiliates ........................             876            929
Minority interests ..........................         (11,279)        (8,175)
                                                   ----------     ----------
      Net income ............................      $  143,538     $   65,562
                                                   ==========     ==========
Net Income Per Common Share:

Net income:
    Basic ...................................           $0.82          $0.37
    Diluted .................................           $0.78          $0.37

Dividends declared per common share .........          $0.175          $0.15

     The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (unaudited)

                                                                                Three Months Ended March 31,
                                                                                     2000          1999
                                                                                     ----          ----
Cash flows from operating activities:
    Net income ...............................................................    $ 143,538     $  65,562
    Adjustments to reconcile net income to net cash
       used for operating activities:
    Gain on sale of long-term investments ....................................     (110,044)          --
    Depreciation and amortization of tangible assets .........................       25,339        22,889
    Amortization of intangible assets ........................................       19,832        16,849
    Minority interests .......................................................       11,279         8,175
    Earnings of affiliates less than dividends received ......................          794           945
    Decrease in deferred tax benefits ........................................        1,759         1,065
    Provision for losses on accounts receivable ..............................        2,341         2,344
    Amortization of restricted stock .........................................        7,465         5,273
    Decrease (increase) in accounts receivable ...............................      171,051      (140,594)
    Increase in billable production orders in process ........................     (102,949)      (20,605)
    Increase in prepaid expenses and other current assets ....................     (113,490)      (39,394)
    Decrease in accounts payable .............................................     (882,291)     (465,440)
    Decrease in other accrued liabilities ....................................     (159,401)     (114,084)
    Increase in accrued taxes on income ......................................       36,943        10,211
    Decrease in advances to affiliates .......................................       40,916        21,019
    Other increases (decreases)...............................................        4,671       (19,300)
                                                                                  ---------     ---------
       Net cash used for operating activities ................................     (902,247)     (645,085)
                                                                                  ---------     ---------

Cash flows from investing activities:
    Capital expenditures .....................................................      (33,089)      (27,163)
    Payments for purchases of equity interests in subsidiaries and affiliates,
       net of cash acquired ..................................................     (129,065)     (108,409)
    Proceeds from sales of equity interests in subsidiaries and affiliates ...        6,017           634
    Payments for purchases of long-term investments and other assets .........     (132,602)      (21,278)
    Proceeds from sales of long-term investments and other assets ............      145,628        37,518
                                                                                  ---------     ---------
       Net cash used for investing activities ................................     (143,111)     (118,698)
                                                                                  ---------     ---------

Cash flows from financing activities:
    Net borrowings under lines of credit .....................................      192,527       109,117
    Share transactions under employee stock plans ............................       17,328        13,484

    Proceeds from issuance of debt obligations ...............................      934,336       476,778
    Repayments of principal of debt obligations ..............................     (146,019)      (59,345)
    Dividends and loans to affiliates and minority shareholders ..............      (55,112)      (16,473)
    Dividends paid ...........................................................      (30,677)      (25,069)
    Purchase of treasury shares ..............................................      (86,270)      (72,524)
                                                                                  ---------     ---------
       Net cash provided by financing activities .............................      826,113       425,968
                                                                                  ---------     ---------

Effect of exchange rate changes on cash and cash equivalents .................       (3,720)         (293)
                                                                                  ---------     ---------
       Net decrease in cash and cash equivalents .............................     (222,965)     (338,108)
Cash and cash equivalents at beginning of period .............................      576,427       648,781
                                                                                  ---------     ---------
Cash and cash equivalents at end of period ...................................    $ 353,462     $ 310,673
                                                                                  =========     =========

Supplemental Disclosures:
   Income taxes paid .........................................................    $  65,622     $  35,205
                                                                                  =========     =========
   Interest paid .............................................................    $  18,092     $  19,191
                                                                                  =========     =========

     The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The consolidated condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

2. These statements reflect all adjustments, consisting of normally recurring accruals, which in the opinion of management, are necessary for a fair presentation of the information contained therein. Certain reclassifications have been made to the March 31, 1999 and December 31, 1999 reported amounts to conform them with the March 31, 2000 presentation. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

3. Results of operations for interim periods are not necessarily indicative of annual results.

4. Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents which include outstanding options and restricted shares, and if dilutive, adjusted for the assumed conversion of the Company's 2.25% and 4.25% Convertible Subordinated Debentures (the "Debentures") and the assumed increase in net income for the after tax interest cost of the Debentures. In determining if the Debentures were dilutive at March 31, 2000 and 1999, the Debentures were assumed to be converted for the entire quarter. For purposes of computing diluted earnings per share for the three months ended March 31, 2000 and 1999, respectively, 177,484,000 and 178,357,000 common share equivalents were assumed to have been outstanding. Additionally, 11,552,000 and 6,936,000 shares, respectively were assumed to have been converted related to the Debentures and the assumed increase in net income used in the computation was $4,441,000 and $2,385,000, respectively. The number of shares used in the computations of basic and diluted earnings per share were as follows:

                                                Three Months
                                               Ended March 31,
                                               --------------
                                           2000               1999
                                           ----               ----
                Basic EPS              174,669,000        175,329,000
                Diluted EPS            189,036,000        185,293,000

            For purposes of computing diluted earnings per share for the three months ended March 31, 1999, the Company's 2.25% Convertible Subordinated Debentures were not reflected in the computation, as their inclusion would have been antidilutive.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5.          Total comprehensive income and its components were as follows:

                                                                  Three Months Ended
                                                                        March 31,
                                                                      ($ in 000's)
                                                               --------------------------
                                                                   2000         1999
                                                                   ----         ----
             Net income for the period                           $143,538     $ 65,562

             Unrealized loss on Long-Term
             Investments, net of income taxes of $8,910           (12,910)        --

             Reclassification to realized gain on sale of
             Razorfish shares, net of income taxes of $46,218     (63,826)        --

             Foreign currency translation adjustment,
             net of income taxes of $18,596 and
             $16,937 in 2000 and 1999, respectively               (26,761)     (24,373)
                                                                 --------     --------

             Comprehensive income for the period                 $ 40,041     $ 41,189
                                                                 ========     ========

            During the three month period ended March 31, 2000, the Company sold a portion of its ownership interest in Razorfish Inc. and realized a pre-tax gain of approximately $110 million. Included in net income for the period is $63,826,000 related to this transaction and comprehensive income for the period has been adjusted to reflect the reclassification of the gain from unrealized to realized.

            During the period certain interactive marketing agencies, in which the Company holds an ownership interest in, filed initial public offerings of their equity securities. Accordingly, the Company adjusted the carrying value of these holdings to reflect market value as of March 31, 2000 and recorded an unrealized pre-tax gain of $284 million in comprehensive income. These investments are included in Long-Term Investments on the accompanying March 31, 2000 balance sheet.

6. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which the Company is required to adopt effective January 1, 2001. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

                     OMNICOM GROUP INC. AND SUBSISIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

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

7. The Company's wholly-owned and partially-owned businesses operate within the corporate communications services operating segment. These businesses provide a variety of communications services to clients through several worldwide, national and regional independent agency brands. The businesses exhibit similar economic characteristics driven from their consistent efforts to create customer driven marketing communications and services that build their clients businesses. A summary of the Company's operations by geographic area as of March 31, 2000 and 1999, and for the three months then ended is presented below:

                                                                      Dollars in Thousands
                                   -----------------------------------------------------------------------------------
                                   United     United                              Other        Other
                                   States     Kingdom    Germany     France      Europe    International  Consolidated
    2000
    Commissions and Fees         $717,378    $188,902   $100,677    $89,037    $130,688      $152,333     $1,379,015
    Long-Lived Assets             225,809     102,393     10,259     16,599      34,447        59,066        444,464

    1999
    Commissions and Fees         $587,212    $164,751    $91,621    $83,895    $116,195      $103,203     $1,146,877
    Long-Lived Assets             162,619      99,698     11,441     15,648      25,179        59,439        374,024


8. On April 27, 2000, the Company extended its $750 million revolving credit facility ("the Facility"). The Facility was renewed under the same terms with an additional provision which allows the Company to convert all amounts outstanding under the Facility to a one-year term loan. The Facility, which allows for the issuance of commercial paper expires on April 26, 2001. In addition to the $750 million credit facility the Company has a $500 million 5-year revolving credit facility available which also allows for the issuance of commercial paper and expires on June 30, 2003.

            Amounts borrowed or issued under the Facilities at March 31, 2000 include commercial paper, which amounted to $622.7 million, and bank loans of $200 million, were classified as long-term debt. Amounts available under both credit facilities at March 31, 2000 were $427.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

First Quarter 2000 Compared to First Quarter 1999

      Consolidated worldwide revenues from commission and fee income increased 20.2% in the first quarter of 2000 to $1,379.0 million compared to $1,146.9 million in the first quarter of 1999. Consolidated domestic revenues increased 22.2% in the first quarter of 2000 to $717.4 million compared to $587.2 million in the first quarter of 1999. Consolidated international revenues increased 18.2% in the first quarter of 2000 to $661.6 million compared to $559.7 million in the first quarter of 1999. The effect of acquisitions, net of divestitures increased worldwide revenues by 9.2% and changes in the foreign exchange value of the U.S. dollar decreased worldwide revenues by 3.8%. The remaining 14.8% increase in consolidated worldwide revenues was due to the growth of existing businesses, including net new business wins.

      Worldwide operating expenses, including net interest expense increased 19.8% in the first quarter of 2000 compared to in the first quarter of 1999. The effect of acquisitions, net of divestitures, increased worldwide operating expenses by 9.2% and changes in the foreign exchange value of the U.S. dollar decreased worldwide operating expenses by 3.7%. The remaining increase of 14.3% reflects normal salary increases and growth in client services expenditures to support the increased revenue base.

      Net interest expense increased slightly in the first quarter of 2000 to $11.3 million as compared to $11.2 million in the same period in 1999. This reflected higher average interest rates during the period, substantially offset by the effect of higher average amounts of cash and marketable securities invested during the period.

      Excluding the gain on sale of Razorfish shares, pretax profit margin was 11.0% in the first quarter of 2000 as compared to 10.8% in the same period in 1999 and operating margin, which excludes interest and dividend income and interest expense, was 11.9% in the first quarter of 2000 as compared to 11.7% in the same period in 1999.

      The effective income tax rate was 41.3% in the first quarter of 2000 as compared to 41.0% in the first quarter of 1999. This increase is due principally to the impact of the gain on sale of Razorfish shares which resulted in a higher marginal tax rate.

      The decrease in equity in affiliates is the result of the acquisition of additional ownership interests in certain affiliates that resulted in their consolidation in the March 31, 2000 financial statements and lower profits earned by certain companies in which the Company owns less than a 50% equity interest.

      The increase in minority interest expense is primarily due to acquisitions and greater earnings by companies where minority interests exist.

      Including  the gain on sale of  Razorfish  shares,  net  income  increased
118.9% to $143.5 million and diluted earnings per share increased 110.8% to $0.78 in the first quarter of 2000. Excluding this gain, net income increased 21.6% to $79.7 million in the first quarter of 2000 as compared to $65.6 million in the same period in 1999 and diluted earnings per share increased 21.6% to $0.45 in the current quarter compared to $0.37 in the prior year period.

Capital Resources and Liquidity

      Cash and cash equivalents at March 31, 2000 decreased to $353.5 million from $576.4 million at December 31, 1999. The relationship between payables to the media and suppliers and receivables from clients, at March 31, 2000, is consistent with industry norms.

      On April 27, 2000 the Company renewed its $750 million revolving credit facility (the "Facility"). The Facility, which allows for the issuance of commercial paper, was renewed under the same terms, with an additional provision that allows the Company to convert all amounts outstanding at expiration of the Facility on April 26, 2001, into a one-year term loan.

      The Company maintains relationships with a number of banks worldwide, which have extended unsecured committed lines of credit in amounts sufficient to meet the Company's cash needs. At March 31, 2000, the Company had $1,705 million in such unsecured committed lines of credit, including the $750 million revolving credit facility renewed April 27, 2000, of which $564 million was available.

      Management believes the aggregate lines of credit available to the Company and cash flow from operations provide the Company with sufficient liquidity and are adequate to support foreseeable operating requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

      The Company's market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities of non-U.S. operations and the impact of changes in interest rates on debt.

      The Company's 1999 Form 10-K provides a more detailed discussion of the market risks affecting its operations. As of March 31, 2000, no material change had occurred in the Company's market risks, as compared to the disclosure in its Form 10-K for the year ending December 31, 1999.

Forward-Looking Statements

      "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" set forth in this report contain disclosures which are forward-looking statements. Forward-looking statements include all statements that do no relate solely to historical or current facts, and can be identified by the use of words such as "may," "will," "expect," "project," "estimate," "anticipate," "envisage," "plan" or "continue." These forward-looking statements are based upon the Company's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and anticipated actions and the company's future financial condition and results. The uncertainties and risks include, but are not limited to, general economic and business conditions; loss of significant customers; changes in levels of client advertising; the impact of competition; risks relating to acquisition activities; and the complexity of integrated computer systems. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

PART II. OTHER INFORMATION

Item 6. Exhibit and Reports on Form 8-K

(a) Exhibits

Exhibit Number        Description of Exhibit
--------------        ----------------------

     10.1             364-Day  Credit   Agreement,  dated as of  April 30, 1999,
                      amended  and   restated  April  27,  2000, among  Omnicom
                      Finance Inc., Omnicom Finance PLC, Omnicom Capital Inc., the financial institutions party thereto, Citibank, N.A., as Administrative Agent, The Bank of Nova Scotia, as Documentation Agent, and San Paolo IMI SPA, as Syndication Agent.

     27.              Financial Data Schedule (filed in electronic format only)

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Omnicom Group Inc.
                                                 (Registrant)
                                              ------------------

Date     May 15, 2000                         /s/ Randall J. Weisenburger
         ------------                         ----------------------------------
                                                  Randall J. Weisenburger
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

Date     May 15, 2000                         /s/ Philip J. Angelastro
         ------------                         ----------------------------------
                                                  Philip J. Angelastro
                                                  Controller
                                                  (Chief Accounting Officer)