Form 10-Q
period 2000-06-30
OMNICOM GROUP INC
filed 2000-08-14
CIK 29989

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

                                    ---------
(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the Quarterly Period Ended: June 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the transition period from _____________ to ____________

          Commission File Number: 1-10551

                               OMNICOM GROUP INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        New York                                               13-1514814
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (IRS Employer Identification
 incorporation or organization)                                 Number)

 437 Madison Avenue, New York, New York                           10022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 177,639,021 (as of July 31,2000)

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                                      INDEX

PART I.       FINANCIAL INFORMATION

                                                                                      Page No.
                                                                                      --------

   Item 1.    Financial Statements

              Consolidated Condensed Balance Sheets -
                  June 30, 2000 and December 31, 1999                                     1

              Consolidated Condensed Statements of Income -
                  Three Months and Six Months Ended June 30, 2000
                  and 1999                                                                2

              Consolidated Condensed Statements of Cash Flows -
                  Six Months Ended June 30, 2000 and 1999                                 3

              Notes to Consolidated Condensed Financial Statements                        4

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                   8

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk                 11

   Item 4.    Submission of Matters to a Vote of Security Holders                        12

PART II.      OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K                                           13

              Signatures                                                                 14

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                              (Unaudited)
                                                                                                 June 30,           December 31,
                                                                                                  2000                 1999
                                                                                                  ----                 ----
                                      Assets
                                      ------
Current assets:
    Cash and cash equivalents...................................................                 $437,808            $576,427
    Short-term investments at market, which approximates cost...................                   50,201              24,522
    Accounts receivable, less allowance for doubtful accounts
       of $49,415 and $53,720...................................................                3,366,496           3,358,304
    Billable production orders in process, at cost..............................                  442,750             299,209
    Prepaid expenses and other current assets...................................                  616,234             453,862
                                                                                                ---------           ---------
           Total Current Assets.................................................                4,913,489           4,712,324

    Furniture, equipment and leasehold improvements at cost, less accumulated depreciation and amortization of $541,495
       and $522,294.............................................................                  454,303             444,722
    Investments in affiliates...................................................                  384,572             369,311
    Intangibles, less amortization of $371,604 and $352,081.....................                2,674,593           2,428,385
    Deferred tax benefits.......................................................                  153,818             120,346
    Long-term investments, at market............................................                  384,624             802,644
    Deferred charges and other assets...........................................                  413,593             139,905
                                                                                                ---------           ---------
           Total Assets.........................................................                9,378,992          $9,017,637
                                                                                                =========          ==========

                       Liabilities and Shareholders' Equity
                       ------------------------------------

Current liabilities:
    Accounts payable............................................................               $3,571,872          $4,112,777
    Advance billings............................................................                  468,882             417,044
    Bank loans..................................................................                  438,772             130,369
    Accrued taxes and other liabilities.........................................                1,293,321           1,317,732
    Dividends payable...........................................................                   31,151              31,141
                                                                                                ---------           ---------
         Total Current Liabilities..............................................                5,803,998           6,009,063
                                                                                                =========           =========

Long-term debt..................................................................                1,186,378             263,149
Convertible subordinated debentures.............................................                  448,392             448,483
Deferred compensation and other liabilities.....................................                  300,393             300,746
Deferred income taxes on unrealized gains.......................................                  135,373             320,176
Minority interests..............................................................                  120,769             123,122

Shareholders' equity:
    Common stock................................................................                   93,543              93,543
    Additional paid-in capital..................................................                  850,351             808,154
    Retained earnings...........................................................                1,091,811             882,051
    Unamortized restricted stock................................................                 (138,789)            (85,919)
    Accumulated other comprehensive income......................................                  (29,348)            285,234
    Treasury stock..............................................................                 (483,879)           (430,165)
                                                                                                ---------           ---------
         Total Shareholders' Equity.............................................                1,383,689           1,552,898
                                                                                                ---------           ---------
         Total Liabilities and Shareholders' Equity.............................               $9,378,992          $9,017,637
                                                                                               ==========          ==========

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)


                                                             Three Months Ended June 30,          Six Months Ended June 30,

                                                              2000               1999               2000              1999
                                                              ----               ----               ----              ----

Commissions and fees.............................           $1,520,245         $1,270,369        $2,899,260         $2,417,246

Operating expenses:
    Salaries and related costs...................              858,013            722,703         1,696,880          1,411,004
    Office and general expenses..................              408,515            337,170           784,976            661,176
                                                            ----------         ----------        ----------         ----------
                                                             1,266,528          1,059,873         2,481,856          2,072,180
                                                            ----------         ----------        ----------         ----------

Operating profit.................................              253,717            210,496           417,404            345,066

Realized gain on sale of Razorfish shares........                   --                 --           110,044                 --

Net interest expense:
    Interest and dividend income.................               (8,751)            (9,251)          (16,025)           (16,476)
    Interest paid or accrued.....................               24,844             21,048            43,439             39,520
                                                            ----------         ----------        ----------         ----------
                                                                16,093             11,797            27,414             23,044
                                                            ----------         ----------        ----------         ----------

Income before income taxes.......................              237,624            198,699           500,034            322,022

Income taxes.....................................               96,256             80,573           204,724            131,088
                                                            ----------         ----------        ----------         ----------

Income after income taxes........................              141,368            118,126           295,310            190,934
Equity in affiliates.............................                2,629              2,849             3,505              3,778
Minority interests...............................              (16,610)           (13,833)          (27,890)           (22,008)
                                                            ----------         ----------        ----------         ----------
      Net income.................................             $127,387           $107,142          $270,925           $172,704
                                                            ==========         ==========        ==========         ==========

Net Income Per Common Share:

Net income:
    Basic........................................                $0.73              $0.61             $1.55              $0.98
    Diluted......................................                $0.70              $0.59             $1.48              $0.95

Dividends declared per common share..............               $0.175              $0.15             $0.35              $0.30

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                      Six Months Ended June 30
                                                                                       2000              1999
                                                                                       ----              ----
Cash flows from operating activities:
    Net income................................................................        $270,925          $172,704
    Adjustments to reconcile net income to net cash
       used for operating activities:
    Gain on sale of Razorfish shares..........................................        (110,044)               --
    Depreciation and amortization of tangible assets..........................          50,935            46,445
    Amortization of intangible assets.........................................          40,712            32,871
    Minority interests........................................................          27,890            22,008
    Earnings of affiliates less than dividends received.......................          10,820             1,538
    (Increase)/decrease in deferred tax benefits..............................          (5,834)           14,600
    Provision for losses on accounts receivable...............................           5,383             3,817
    Amortization of restricted stock..........................................          18,032            12,654
    Increase in accounts receivable...........................................         (60,476)         (348,650)
    Increase in billable production orders in process.........................        (148,429)          (60,814)
    Increase in prepaid expenses and other current assets.....................        (141,268)          (27,491)
    Decrease in accounts payable..............................................        (465,746)         (183,353)
    Decrease in other accrued liabilities.....................................         (30,983)         (121,631)
    Increase in accrued taxes on income.......................................          39,913             1,002
    Increase in deferred charges and other assets.............................         (88,375)          (40,235)
                                                                                     ---------          --------
       Net cash used for operating activities.................................        (586,545)         (474,535)
                                                                                     ---------          --------

Cash flows from investing activities:
    Capital expenditures......................................................         (69,251)          (58,687)
    Payments for purchases of equity interests in subsidiaries and affiliates,
       net of cash acquired...................................................        (475,278)         (250,038)
    Proceeds from sales of equity interests in subsidiaries and affiliates....           5,830             1,047
    Payments for purchases of long-term investments and other assets..........        (179,053)          (39,906)
    Proceeds from sales of long-term investments and other assets............          158,518            71,951
                                                                                     ---------          --------
       Net cash used for investing activities.................................        (559,234)         (275,633)
                                                                                     ---------          --------

Cash flows from financing activities:
    Net increase in short-term borrowings ....................................         442,594           143,016
    Share transactions under employee stock plans.............................          45,811            73,670
    Proceeds from issuance of long-term debt obligations......................         950,795           536,567
    Repayments of principal of long-term debt obligations.....................        (148,042)          (74,546)
    Dividends and loans to/from affiliates and minority shareholders..........         (94,952)          (28,685)
    Dividends paid............................................................         (61,154)          (51,439)
    Purchase of treasury shares...............................................        (128,221)         (198,581)
                                                                                     ---------          --------
       Net cash provided by financing activities..............................       1,006,831           400,002
                                                                                     ---------          --------

Effect of exchange rate changes on cash and cash equivalents..................             329             8,075
                                                                                     ---------          --------
       Net decrease in cash and cash equivalents..............................        (138,619)         (342,091)
Cash and cash equivalents at beginning of period..............................         576,427           648,781
                                                                                     ---------          --------
Cash and cash equivalents at end of period....................................        $437,808          $306,690
                                                                                     =========          ========

Supplemental Disclosures:
   Income taxes paid..........................................................        $120,161           $93,139
                                                                                     =========          ========
   Interest paid..............................................................         $61,369           $46,697
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

2. These statements reflect all adjustments, consisting of normally recurring accruals, which in the opinion of management, are necessary for a fair presentation of the information contained therein. Certain reclassifications have been made to the June 30, 1999 and December 31, 1999 reported amounts to conform them with the June 30, 2000 presentation. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

3. Results of operations for interim periods are not necessarily indicative of annual results.

4.             Basic  earnings  per  share is based  upon the  weighted  average number of common shares outstanding during the period. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents which include outstanding options and restricted shares, and if dilutive, adjusted for the assumed conversion of the Company's 2.25% and 4.25% Convertible Subordinated Debentures (the "Debentures") and the assumed increase in net income for the after tax interest cost of the Debentures. In determining if the Debentures were dilutive at June 30, 2000 and 1999, the Debentures were assumed to be converted for the entire periods. For purposes of computing diluted earnings per share for the three months ended June 30, 2000 and 1999, respectively, 178,106,000 and 179,100,000 common share equivalents were assumed to have been outstanding. Additionally, 11,549,000 and 11,552,000 shares, respectively, were assumed to have been converted related to the Debentures and the assumed increase in net income used in the computation was $4,487,000 and $4,488,000, respectively. For purposes of computing diluted earnings per share for the six months ended June 30, 2000 and 1999, respectively, 178,054,000 and 178,784,000 common share equivalents were assumed to have been outstanding. Additionally, 11,550,000 and 11,552,000 share, respectively, were assumed to have been converted related to the Debentures and the assumed increase in net income used in the computation was $8,993,000 and $8,987,000, respectively. The number of shares used in the computations of basic and diluted earnings per share were as follows:


                                      Three Months                         Six Months
                                      Ended June 30,                     Ended June 30,
                                      --------------                     --------------
                                  2000              1999             2000              1999
                                  ----              ----             ----              ----
          Basic EPS           175,050,000       175,806,000      174,861,000       175,558,000
          Diluted EPS         189,655,000       190,652,000      189,604,000       190,336,000

                      OMNICOM GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5.        Total comprehensive income and its components were as follows:


                                                                            ($ in 000's)
                                                            Three Months Ended             Six Months Ended
                                                                  June 30,                     June 30,
                                                                  --------                     --------
                                                            2000          1999           2000           1999
                                                            ----          ----           ----           ----

      Net income for the period                           $127,387      $107,142       $270,925       $172,704

      Unrealized loss on Long-Term
      Investments (a)                                     (169,732)           --       (182,642)            --

      Reclassification to realized gain on sale
      of Razorfish shares, net of income                        --            --        (63,826)            --
      taxes of $46,218

      Foreign currency translation adjustment (b)          (41,353)       (9,117)       (68,114)       (33,490)
                                                          --------       -------       --------       --------

      Comprehensive income (loss) for
           the period                                     $(83,698)      $98,025       $(43,657)      $139,214
                                                          --------       -------       --------       --------

      (a) net of income tax benefit of $117,948 and $126,858 for the three and six month periods ended June 30, 2000, respectively.

      (b) net of income tax benefit of $28,737 and $6,335 for the three month periods ended June 30, 2000 and 1999, respectively, and $47,333 and $23,272 for the six month periods ended June 30, 2000 and 1999, respectively.

               During the six month period ended June 30, 2000, the Company sold a portion of its ownership interest in Razorfish Inc. and realized a pre-tax gain of approximately $110 million. Included in net income for the period is $63,826,000 related to this transaction and comprehensive income for the period has been adjusted to reflect the reclassification of the gain from unrealized to realized.

               During the first quarter of the year 2000, certain interactive marketing agencies, in which the Company holds an ownership interest, filed initial public offerings of their equity securities. Accordingly, the Company adjusted the carrying value of these holdings to reflect market value and recorded an unrealized pre-tax gain of $284 million in comprehensive income for the three-month period ended March 31, 2000. During the second quarter of the year 2000 the market value of the Company's investments in interactive marketing agencies declined and the unrealized loss in value is included in Unrealized loss on Long Term Investments in arriving at comprehensive loss for the three and six month periods ended June 30, 2000. The market value of these investments is substantially greater than their historical cost at June 30, 2000.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

7. The Company's wholly-owned and partially-owned businesses operate within the corporate communications services operating segment. These businesses provide a variety of communications services to clients through several worldwide, national and regional independent agency brands. The businesses exhibit similar economic characteristics driven from their consistent efforts to create customer driven marketing communications and services that build their clients' businesses. A summary of the Company's operations by geographic area as of June 30, 2000 and 1999, and for the three and six months then ended is presented below:


                                                           (Dollars in Thousands)
                                 ----------------------------------------------------------------------------------
                                  United     United                          Other         Other
                                  ------     ------                          -----         -----
                                  States    Kingdom    Germany     France    Europe     International  Consolidated
                                  ------    -------    -------     ------    ------     -------------  ------------
     Commissions and Fees
     3 months Ended June 30:
       2000                      $805,396   $202,623   $106,537    $89,910   $149,730      $166,049     $1,520,245
       1999                       638,937    162,017     99,373     89,973    139,799       140,270      1,270,369

     Commissions and Fees
     6 months Ended June 30:
       2000                    $1,522,740   $391,525   $207,214   $178,947   $280,418      $318,416     $2,899,260
       1999                     1,226,149    326,768    190,994    173,868    255,994       243,473      2,417,246

     Long-Lived Assets
     at June 30:
       2000                      $236,239    $93,749    $10,177    $16,183    $37,676       $60,279       $454,303
       1999                       166,860     99,337     11,776     16,268     34,426        51,906        380,573

                      OMNICOM GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

8. On April 27, 2000, the Company extended its $750 million revolving credit facility (the "Facility"). The Facility was renewed under the same terms with an additional provision which allows the Company to convert all amounts outstanding under the Facility to a one-year term loan. Additionally, on July 31, 2000 the Facility was amended and increased to $1 billion. The Facility, which allows for the issuance of $750 million of commercial paper, expires on April 26, 2001. In addition to the $1 billion credit facility the Company has a $500 million 5-year revolving credit facility available which also allows for the issuance of commercial paper and expires on June 30, 2003 (together with the Facility, the "Facilities").

          Amounts borrowed or issued under the Facilities at June 30, 2000, which include commercial paper of $788.1 million, and bank loans of $200 million, were classified as long-term debt. Amounts available under the Facilities at June 30, 2000 were $261.9 million. The Company has additional unused, unsecured lines of credit which together with the lines of credit under the Facilities aggregate $479.9 million available at June 30, 2000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Second Quarter 2000 Compared to Second Quarter 1999
---------------------------------------------------

     Consolidated worldwide revenues from commission and fee income increased 19.7% in the second quarter of 2000 to $1,520.2 million compared to $1,270.4 million in the second quarter of 1999. Consolidated domestic revenues increased 26.1% in the second quarter of 2000 to $805.4 million compared to $638.9 million in the second quarter of 1999. Consolidated international revenues increased 13.2% in the second quarter of 2000 to $714.8 million compared to $631.5 million in the second quarter of 1999. The effect of acquisitions, net of divestitures, increased worldwide revenues by 7.2% and changes in the foreign exchange value of the U.S. dollar decreased worldwide revenues by 3.5%. The remaining 16% increase in consolidated worldwide revenues was due to the growth of existing businesses.

     Worldwide operating expenses, including net interest expense, increased 19.7% in the second quarter of 2000 compared to the second quarter of 1999. The effect of acquisitions, net of divestitures, increased worldwide operating expenses by 6.7% and changes in the foreign exchange value of the U.S. dollar decreased worldwide operating expenses by 3.6%. The remaining increase of 16.6% reflects primarily increased salaries and client services expenditures in support of an increased revenue base.

     Net interest expense increased in the second quarter of 2000 to $16.1 million as compared to $11.8 million in the same period in 1999. This reflected higher average interest rates during the period and increased borrowings primarily related to both acquisitions and share repurchases.

     Pretax profit margin was 15.6% in the second quarter of 2000, which was equal to the same period in 1999 and operating margin, which excludes interest and dividend income and interest expense, was 16.7% in the second quarter of 2000 as compared to 16.6% in the same period in 1999.

     The effective income tax rate was 40.5% in the second quarter of 2000 as compared to 40.6% in the second quarter of 1999. This decrease is due principally to lower effective tax rates at the Company's international subsidiaries.

     Equity in affiliates decreased to $2.6 million from $2.8 million in the second quarter of 1999. This decrease is primarily the result of the acquisition of additional ownership interests in certain affiliates that resulted in their consolidation in the June 30, 2000 financial statements and lower profits earned by certain affiliates in which the Company owns less than a 50% equity interest.

     Minority interest expense increased to $16.6 million from $13.8 in the second quarter of 1999. This increase is primarily due to acquisitions and greater earnings by companies where minority interests exist.

     Net income increased 18.9% to $127.4 million and diluted earnings per share increased 18.6% to $0.70 in the second quarter of 2000 as compared to $107.1 million and $0.59 per share, respectively, in the same period in the prior year.

Six Months 2000 Compared to Six Months 1999
-------------------------------------------

     Consolidated worldwide revenues from commission and fee income increase 19.9% in the first six months of 2000 to $2,899.3 million compared to $2,417.2 million in the first six months of 1999. Consolidated domestic revenues increased 24.2% in the first six months of 2000 to $1,522.7 million compared to $1.226.1 million in the same period in 1999. Consolidated international revenues increased 15.6% in the first six months of 2000 to $1,376.6 million compared to $1,191.1 million in the same period in 1999. The effect of acquisitions, net of divestitures, increased worldwide revenues by 7.7% and changes in the foreign exchange value of the U.S. dollar decreased worldwide revenue by 3.6%. The remaining 15.8% increase in consolidated worldwide revenues was due to the growth of existing businesses.

     Worldwide operating expenses, including net interest expense, increased 19.8% in the first six months of 2000 to $2,509.3 million compared to $2,095.2 million in the first six months of 1999. The effect of acquisitions, net of divestitures, increased worldwide operating expenses by 7.6% and changes in the foreign exchange value of the U.S. dollar decreased worldwide operating expenses by 3.7%. The remaining 15.9% reflects primarily increased salaries and client services expenditures in support of an increased revenue base.

     Net interest expense increased to $27.4 million in the first six months of 2000 compared to $23.0 million in the same period in 1999. This increase primarily reflects higher interest rates and higher average borrowings during the period.

     Excluding the gain on sale of Razorfish shares, pretax profit margin was 13.5% for the first six months of 2000 as compared to 13.3% in the same period in 1999. Operating margin, which excludes interest and dividend income and interest expense, was 14.4% for the first six months of 2000 as compared to 14.3% in the same period in 1999.

     The effective income tax rate was 40.9% for the first six months of 2000 as compared to 40.7% for the same period in 1999. This increase primarily reflects the impact of the gain on sale of Razorfish shares which resulted in a higher marginal tax rate.

     Equity in affiliates decreased to $3.5 million from $3.8 million in the six months of 1999. This decrease is primarily the result of the acquisition of additional ownership interests in certain affiliates that resulted in their consolidation in the June 30, 2000 financial statements and lower profits earned by certain affiliates in which the Company owns less than 50% equity interest.

     Minority interest expense increased to $27.9 million from $22 million in the six months of 1999. This increase is primarily due to acquisitions and greater earnings by companies where minority interests exist.

     Including the gain on sale of Razorfish shares, net income increased 56.9% to $270.9 million in the first six months of 2000 as compared to $172.7 million in the same period in 1999. Excluding this gain, net income increased 19.9% to $207.1 million in the first six months of 2000 compared to the same period in 1999 and diluted EPS increased 20.0% to $1.14 in the first six months of 2000 from $0.95 for the same period in 1999.

Capital Resources and Liquidity
-------------------------------

     Cash and cash equivalents at June 30, 2000 decreased to $437.8 million from $576.4 million at December 31, 1999. The relationship between payables to the media and suppliers and receivables from clients, at June 30, 2000, is consistent with industry norms.

     The Company maintains relationships with a number of banks worldwide, which have extended unsecured committed lines of credit in amounts sufficient to meet the Company's cash needs. At June 30, 2000, the Company had $1,873.9 million in such unsecured committed lines of credit of which $479.9 million was available.

      On April 27, 2000 the Company renewed its $750 million revolving credit facility (the "Facility"). The Facility, which allows for the issuance of $750 million of commercial paper, was renewed under the same terms, with an additional provision that allows the Company to convert all amounts outstanding at expiration of the Facility, on April 26, 2001, into a one-year term loan. On July 31, 2000 the Facility was amended and increased to $1 billion. In addition to the $1 billion facility the Company has a $500 million 5 year revolving credit facility available which also allows for the issuance of commercial paper, and expires on June 30, 2003.

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

     The Company's 1999 Form 10-K provides a more detailed discussion of the market risks affecting its operations. As of June 30, 2000, no material change had occurred in the Company's market risks, as compared to the disclosure in its Form 10-K for the year ending December 31, 1999.

FORWARD-LOOKING STATEMENTS
--------------------------

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

PART II.      OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

              The Annual Meeting of the Shareholders of the Company was held on May 16, 2000 in New York, New York, at which four matters were submitted to a vote of the shareholders:

          (a) Votes cast for or where authority to vote for was withheld regarding the election of seven Directors were as follows:

                                                Votes For     Authority Withheld
                                                ---------     -----------------
            Robert J. Callander                146,081,425          798,498
            Susan S. Denison                   146,081,487          798,436
            John R. Murphy                     146,079,861          800,062
            John R. Purcell                    146,076,694          803,229
            Richard I. Beattie                 146,079,053          800,870
            Michael Greenlees                  146,031,437          848,486
            Linda Johnson Rice                 145,607,323        1,272,600

          (b) Votes cast for or against and the number of abstentions regarding the confirmation of the appointment of Arthur Andersen LLP as independent auditors of the Company to serve for the year ending December 31, 2000 were as follows:

                   Votes For            Votes Against             Abstain
                   ---------            -------------             -------
                  146,425,872               65,959                388,092

          (c)  Votes cast for or against and the number of abstentions regarding
               approval  of  the  Amendment  to  the  Restated   Certificate  of
               Incorporation of Omnicom Group Inc. were as follows:

                   Votes For            Votes Against             Abstain
                   ---------            -------------             -------
                  89,778,135              56,476,777              625,011

          (d) Votes cast for or against and the number of abstentions regarding approval of the Amended and Restated Omnicom Group Inc. 1998 Incentive Compensation Plan were as follows:

                   Votes For            Votes Against             Abstain
                   ---------            -------------             -------
                  142,292,627             3,409,480              1,177,816

Item 6.   Exhibit and Reports on Form 8-K

(a) Exhibits

Exhibit Number                      Description of Exhibit
--------------                      ----------------------

3.1 Certificate of Amendment of the Certificate of Incorporation of Omnicom Group Inc.

10.1 Omnicom Group Inc. Amended and Restated 1998 Incentive Compensation Plan, filed as Exhibit B to Omnicom Group Inc.'s Proxy Statement dated April 11, 2000, is incorporated herein by reference.

10.2 Amendment No. 1 dated as of July 7, 2000 to $500,000,000 Amended and Restated Credit Agreement dated as of February 20, 1998 between Omnicom Finance, Inc, Omnicom Finance PLC, Omnicom Capital Inc., Omnicom Group Inc., ABN AMRO Bank N.V., New York Branch and the financial institutions party thereto.

10.3 Second Amendment and Restatement dated as of July 31, 2000 of the 364-Day Credit Agreement, dated as of April 30, 1999, amended and restated as of April 27, 2000 among Omnicom Finance Inc., Omnicom Finance PLC, Omnicom Capital Inc., the financial institutions party thereto, Citibank, N.A., The Bank of Nova Scotia and San Paolo IMI SPA, as Syndication Agent.

27.                 Financial Data Schedule (filed in electronic format only)

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the second quarter of 2000.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Omnicom Group Inc.
                                                   (Registrant)
                                               ------------------

Date     August 14, 2000                       /s/ Randall J. Weisenburger
         ---------------                       ---------------------------
                                                   Randall J. Weisenburger
                                                   Executive Vice President
                                                   and Chief Financial Officer
                                                  (Principal Financial Officer)

Date     August 14, 2000                       /s/ Philip J. Angelastro
         ---------------                       ---------------------------
                                                   Philip J. Angelastro
                                                   Controller
                                                  (Chief Accounting Officer)