Form 10-Q
period 2000-09-30
OMNICOM GROUP INC
filed 2000-11-14
CIK 29989

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended:      September 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _____________ to ____________

              Commission File Number:       1-10551


                               OMNICOM GROUP INC.
             (Exact name of registrant as specified in its charter)

            New York                                     13-1514814
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

   437 Madison Avenue, New York, New York                               10022  -
  (Address of principal executive offices)                            (Zip Code)

                                 (212) 415-3600
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days. YES  _X_     NO____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 177,060,126 (as of October 31,
2000)

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                                      INDEX

PART I. FINANCIAL INFORMATION



                                                                        Page No.
                                                                        --------
 Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets -
              September 30, 2000 and December 31, 1999                      1

          Consolidated Condensed Statements of Income -
              Three Months and Nine Months Ended
              September 30, 2000 and 1999                                   2

          Consolidated Condensed Statements of Cash Flows -
              Nine Months Ended September 30, 2000 and 1999                 3

          Notes to Consolidated Condensed Financial Statements              4

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         8

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk       11


PART II. OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                                 12

          Signatures                                                       13

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                    (Unaudited)
                                                                    September 30,  December 31,
                                                                        2000          1999
                                                                        ----          ----
                                    Assets
                                    ------
Current assets:
    Cash and cash equivalents ...................................   $  435,044    $  576,427
    Short-term investments at market, which approximates cost ...       48,109        17,491
    Accounts receivable, less allowance for doubtful accounts
       of $49,527 and $53,720 ...................................    3,506,944     3,358,304
    Billable production orders in process, at cost ..............      476,948       299,209
    Prepaid expenses and other current assets ...................      583,885       453,862
                                                                    ----------    ----------
           Total Current Assets .................................    5,050,930     4,705,293

    Furniture, equipment and leasehold improvements at cost, less accumulated depreciation and amortization of $544,496
       and $522,294 .............................................      460,227       444,722
    Investments in affiliates ...................................      397,596       367,755
    Intangibles, less amortization of $383,652 and $352,081 .....    2,698,514     2,414,941
    Deferred tax benefits .......................................      115,260       120,346
    Long-term investments, at market ............................      247,113       809,675
    Deferred charges and other assets ...........................      382,875       154,905
                                                                    ----------    ----------
           Total Assets .........................................   $9,352,515    $9,017,637
                                                                    ==========    ==========

                     Liabilities and Shareholders' Equity
                     ------------------------------------

Current liabilities:
    Accounts payable ............................................   $3,460,911    $4,112,777
    Advance billings ............................................      514,701       417,044
    Bank loans ..................................................      320,106       130,369
    Accrued taxes and other liabilities .........................    1,418,998     1,317,732
    Dividends payable ...........................................       30,867        31,141
                                                                    ----------    ----------
           Total Current Liabilities ............................    5,745,583     6,009,063
                                                                    ----------    ----------

Long-term debt ..................................................    1,440,202       263,149
Convertible subordinated debentures .............................      448,227       448,483
Deferred compensation and other liabilities .....................      289,147       300,746
Deferred income taxes on unrealized gains .......................       55,743       320,176
Minority interests ..............................................      120,436       123,122

Shareholders' equity:
    Common stock ................................................       28,076        93,543
    Additional paid-in capital ..................................      946,227       808,154
    Retained earnings ...........................................    1,146,955       882,051
    Unamortized restricted stock ................................     (127,949)      (85,919)
    Accumulated other comprehensive income ......................     (166,556)      285,234
    Treasury stock ..............................................     (573,576)     (430,165)
                                                                    ----------    ----------
         Total Shareholders' Equity .............................    1,253,177     1,552,898
                                                                    ----------    ----------
         Total Liabilities and Shareholders' Equity .............   $9,352,515    $9,017,637
                                                                    ==========    ==========

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)

                                         Three Months Ended September 30,  Nine Months Ended September 30,
                                               2000          1999                2000          1999
                                               ----          ----                ----          ----
Commissions and fees ....................   $1,452,523    $1,210,880          $4,351,783    $3,628,126

Operating expenses:
    Salaries and related costs ..........      886,495       734,260           2,583,375     2,145,264
    Office and general expenses .........      383,774       329,460           1,168,750       990,636
                                            ----------    ----------          ----------    ----------
                                             1,270,269     1,063,720           3,752,125     3,135,900
                                            ----------    ----------          ----------    ----------

Operating profit ........................      182,254       147,160             599,658       492,226

Realized gain on sale of Razorfish shares           --            --             110,044            --

Net interest expense:
    Interest and dividend income ........      (12,069)       (4,685)            (28,094)      (21,161)
    Interest paid or accrued ............       35,568        20,591              79,007        60,111
                                            ----------    ----------          ----------    ----------
                                                23,499        15,906              50,913        38,950
                                            ----------    ----------          ----------    ----------

Income before income taxes ..............      158,755       131,254             658,789       453,276

Income taxes ............................       64,552        53,851             269,276       184,939
                                            ----------    ----------          ----------    ----------

Income after income taxes ...............       94,203        77,403             389,513       268,337
Equity in affiliates ....................        3,107          (202)              6,612         3,576
Minority interests ......................      (11,646)       (6,916)            (39,536)      (28,924)
                                            ----------    ----------          ----------    ----------
      Net income ........................   $   85,664    $   70,285          $  356,589    $  242,989
                                            ==========    ==========          ==========    ==========

Net Income Per Common Share:

Net income:
    Basic ...............................        $0.49         $0.40               $2.04         $1.39
    Diluted .............................        $0.48         $0.39               $1.95         $1.35

Dividends declared per common share .....       $0.175         $0.15              $0.525         $0.45

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                              Nine Months Ended September 30,
                                                                                     2000          1999
                                                                                     ----          ----
Cash flows from operating activities:
    Net income ...............................................................   $  356,589    $ 242,989
    Adjustments to reconcile net income to net cash
       used for operating activities:
    Gain on sale of Razorfish shares .........................................     (110,044)          --
    Depreciation and amortization of tangible assets .........................       76,741       70,374
    Amortization of intangible assets ........................................       61,958       50,552
    Minority interests .......................................................       39,536       28,924
    Earnings of affiliates less than dividends received ......................        5,674          573
    Decrease in deferred tax benefits ........................................       13,510       10,382
    Provision for losses on accounts receivable ..............................       10,864        3,070
    Amortization of restricted stock .........................................       28,318       20,165
    Increase in accounts receivable ..........................................     (284,385)    (339,807)
    Increase in billable production orders in process ........................     (189,175)     (64,664)
    Increase in prepaid expenses and other current assets ....................     (147,712)    (108,398)
    Decrease in accounts payable .............................................     (501,539)    (258,118)
    Increase/(decrease) in other accrued liabilities .........................      190,819      (74,101)
    Increase in accrued taxes ................................................       40,507        9,821
    Increase in deferred charges and other assets ............................      (82,145)     (13,771)
                                                                                 ----------    ---------
       Net cash used for operating activities ................................     (490,484)    (422,009)
                                                                                 ----------    ---------

Cash flows from investing activities:
    Capital expenditures .....................................................     (109,753)     (83,379)
    Payments for purchases of equity interests in subsidiaries and affiliates,
       net of cash acquired ..................................................     (588,875)    (295,794)
    Proceeds from sales of equity interests in subsidiaries and affiliates ...       16,491        1,108
    Payments for purchases of long-term investments and other assets .........     (178,005)     (63,100)
    Proceeds from sales of long-term investments and other assets ............      166,102       83,684
                                                                                 ----------    ---------
       Net cash used for investing activities ................................     (694,040)    (357,481)
                                                                                 ----------    ---------

Cash flows from financing activities:
    Net increase in short-term borrowings ....................................      327,880      252,109
    Share transactions under employee stock plans ............................       72,788       77,727
    Proceeds from issuance of  long-term debt obligations ....................    1,219,814      530,941
    Repayments of principal of long-term debt obligations ....................     (150,592)     (75,035)
    Dividends and loans to/from affiliates and minority shareholders .........     (110,738)     (30,182)
    Dividends paid ...........................................................      (91,959)     (77,758)
    Purchase of treasury shares ..............................................     (225,876)    (252,786)
                                                                                 ----------    ---------
       Net cash provided by financing activities .............................    1,041,317      425,016
                                                                                 ----------    ---------

Effect of exchange rate changes on cash and cash equivalents .................        1,824        1,708
                                                                                 ----------    ---------
       Net decrease in cash and cash equivalents .............................     (141,383)    (352,766)
Cash and cash equivalents at beginning of period .............................      576,427      648,781
                                                                                 ----------    ---------
Cash and cash equivalents at end of period ...................................   $  435,044    $ 296,015
                                                                                 ==========    =========

Supplemental Disclosures:
   Income taxes paid .........................................................   $  151,121    $ 126,687
                                                                                 ==========    =========
   Interest paid .............................................................   $   86,770    $  70,066
                                                                                 ==========    =========

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

2. These statements reflect all adjustments, consisting of normally recurring accruals which, in the opinion of management, are necessary for a fair presentation of the information contained therein. Certain reclassifications have been made to the September 30, 1999 and December 31, 1999 reported amounts to conform them with the September 30, 2000 presentation. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

3. Results of operations for interim periods are not necessarily indicative of annual results.

4. Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents which include outstanding options and restricted shares, and if dilutive, adjusted for the assumed conversion of the Company's 2.25% and 4.25% Convertible Subordinated Debentures (the "Debentures") and the assumed increase in net income for the after tax interest cost of the Debentures. In determining if the Debentures were dilutive at September 30, 2000 and 1999, the Debentures were assumed to be converted for each entire period. For purposes of computing diluted earnings per share for the three months ended September 30, 2000 and 1999, respectively, 177,489,000 and 178,071,000 common share equivalents were assumed to have been outstanding; additionally, 11,542,000 and 6,936,000 shares, respectively, were assumed to have been converted related to the Debentures and the assumed increase in net income used in the computation was $4,452,000 and $2,396,000, respectively. For purposes of computing diluted earnings per share for the nine months ended September 30, 2000 and 1999, respectively, 177,898,000 and 178,532,000 common share equivalents were assumed to have been outstanding; additionally, 11,547,000 and 11,552,000 shares, respectively, were assumed to have been converted related to the Debentures and the assumed increase in net income used in the computation was $13,459,000 and $13,469,000, respectively. The number of shares used in the computations of basic and diluted earnings per share were as follows:

                               Three Months                  Nine Months
                            Ended September 30,          Ended September 30,
                            -------------------          -------------------
                            2000           1999          2000           1999
                            ----           ----          ----           ----
          Basic EPS     175,009,000    175,111,000   174,891,000    175,391,000
          Diluted EPS   189,031,000    185,007,000   189,445,000    190,084,000

                       OMNICOM GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5. Total comprehensive income and its components were as follows:

                                                                             ($ in 000's)
                                                           Three Months Ended           Nine Months Ended
                                                              September 30,               September 30,
                                                              -------------               -------------
                                                           2000          1999          2000           1999
                                                           ----          ----          ----           ----
      Net income for the period                         $ 85,664       $70,285      $ 356,589       $242,989

      Unrealized loss on Long-Term
      Investments (a)                                    (93,273)                    (275,915)

      Reclassification to realized gain on sale
      of Razorfish shares, net of income
      taxes of $46,218                                                                (63,826)

      Foreign currency translation adjustment (b)        (43,935)       26,885       (112,049)        (6,605)
                                                        --------       -------      ---------       --------

      Comprehensive (loss) income for
           the period                                   $(51,544)      $97,170      $ (95,201)      $236,384
                                                        ========       =======      =========       ========

      (a) net of income tax benefit of $64,816 and $191,735 for the three and nine-month periods ended September 30, 2000, respectively.

      (b) net of income taxes of $30,530 and $18,683 for the three-month periods ended September 30, 2000 and 1999, respectively, and $77,863 and $4,590 for the nine-month periods ended September 30, 2000 and 1999, respectively.

            During the nine-month period ended September 30, 2000, the Company sold a portion of its ownership interest in Razorfish Inc. and realized a pre-tax gain of approximately $110 million. Included in net income for the period is $63,826,000 related to this transaction and comprehensive income for the period has been adjusted to reflect the reclassification of the gain from unrealized to realized.

            During the first quarter of the year 2000, certain interactive marketing agencies, in which the Company holds an ownership interest, filed initial public offerings of their equity securities. Accordingly, the Company adjusted the carrying value of these holdings to reflect market value and recorded an unrealized pre-tax gain of $284 million in comprehensive income for the three-month period ended March 31, 2000. During the second and third quarters of the year 2000, the market value of the Company's investments in interactive marketing agencies, including those discussed above, declined and the unrealized loss in value is included in unrealized loss on Long-Term Investments in arriving at comprehensive loss for the three and nine-month periods ended September 30, 2000. Despite the loss in the current period included in Accumulated Comprehensive Income, due to the unrealized gains recorded in the prior year the carrying value, which reflects market value, of these investments is substantially greater than their historical cost at September 30, 2000.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

6. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, as amended by FASB No. 137 and 138, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which the Company is required to adopt effective January 1, 2001. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

            Additionally, in December 1999 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101 (SAB 101), which will become effective for the Company in the fourth quarter 2000. The Company is substantially in compliance with the provisions of SAB 101 and accordingly there will be no material impact on the Company's financial statements as a result of SAB 101.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

7. The Company's wholly-owned and partially-owned businesses operate within the corporate communications services operating segment. These businesses provide a variety of communications services to clients through several worldwide, national and regional independent agency brands. The businesses exhibit similar economic characteristics driven from their consistent efforts to create customer driven marketing communications and services that build their clients' businesses. A summary of the Company's operations by geographic area as of September 30, 2000 and 1999, and for the three and nine-months then ended is presented below:

                                                                 (Dollars in Thousands)
                                   ---------------------------------------------------------------------------------------
                                       United      United                            Other        Other
                                       States     Kingdom    Germany      France     Europe    International  Consolidated
                                       ------     -------    -------      ------     ------    -------------  ------------
      Commissions and Fees
      3 months Ended September 30:
        2000                           $775,698   $181,927   $105,458     $99,118    $124,714    $165,608    $1,452,523
        1999                           $608,670   $172,779    $98,359     $78,671    $125,314    $127,087    $1,210,880

      Commissions and Fees
      9 months Ended September 30:
        2000                         $2,298,438   $573,452   $312,672    $278,065    $405,132    $484,024    $4,351,783
        1999                         $1,832,114   $506,787   $290,795    $255,354    $381,308    $361,768    $3,628,126

      Long-Lived Assets
      at September 30:
        2000                           $245,163    $92,760     $9,126     $15,812     $34,855     $62,511      $460,227
        1999                           $165,721   $101,907    $11,887     $15,784     $37,320     $57,715      $390,334

8. On April 27, 2000, the Company extended its $750 million revolving credit facility (the "Facility"). The Facility was renewed under the same terms with an additional provision, which allows the Company to convert all amounts outstanding under the Facility to a one-year term loan. Additionally, on July 31, 2000 the Facility was amended and increased to $1 billion. The Facility, which allows for the issuance of $1 billion of commercial paper, expires on April 26, 2001. In addition to the $1 billion credit facility the Company has a $500 million 5-year revolving credit facility available which also allows for the issuance of commercial paper and expires on June 30, 2003 (together with the Facility, the "Facilities").

            Amounts borrowed or issued under the Facilities at September 30, 2000, which include commercial paper of $1,040.1 million and bank loans of $200 million, were classified as long-term debt. Amounts available under the Facilities at September 30, 2000 were $259.9 million. The Company has additional unused, unsecured lines of credit available which, together with the lines of credit under the Facilities, aggregated $318.8 million at September 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Third Quarter 2000 Compared to Third Quarter 1999

      Consolidated worldwide revenues from commission and fee income increased 20% in the third quarter of 2000 to $1,452.5 million compared to $1,210.9 million in the third quarter of 1999. Consolidated domestic revenues increased 27.4% in the third quarter of 2000 to $775.7 million compared to $608.7 million in the third quarter of 1999. Consolidated international revenues increased 12.4% in the third quarter of 2000 to $676.8 million compared to $602.2 million in the third quarter of 1999. The effect of acquisitions, net of divestitures, increased worldwide revenues by 10.0% and changes in the foreign exchange value of the U.S. dollar decreased worldwide revenues by 7.3%. The remaining 17.3% increase in consolidated worldwide revenues was due to the growth of existing businesses.

      Worldwide operating expenses, including net interest expense, increased 19.8% in the third quarter of 2000 to $1,293.8 million compared to $1,079.6 million in the third quarter of 1999 primarily as a result of increased salaries and client services expenditures in support of an increased revenue base. The effect of acquisitions, net of divestitures, increased worldwide operating expenses by 8.8% and changes in the foreign exchange value of the U.S. dollar decreased worldwide operating expenses by 7.0%.

      Net interest expense increased in the third quarter of 2000 to $23.5 million as compared to $15.9 million in the same period in 1999. This reflected higher average interest rates during the period and increased borrowings primarily as a result of acquisitions and share repurchases.

      Pretax profit margin improved to 10.9% in the third quarter of 2000 as compared to 10.8% in the same period in 1999 and operating margin, which excludes net interest expense, improved to 12.5 % in the third quarter of 2000 as compared to 12.2% in the same period in 1999.

      The effective income tax rate was 40.7% in the third quarter of 2000 as compared to 41.0% in the third quarter of 1999. This decrease is due principally to lower effective tax rates at the Company's international subsidiaries.

      Equity in affiliates increased to $3.1 million from $(.2) million in the third quarter of 1999. This increase is primarily the result of acquisitions and higher earnings of existing affiliates in which the Company owns less than a 50% equity interest.

      Minority interest expense increased to $11.6 million from $6.9 in the third quarter of 1999. This increase is primarily due to acquisitions and greater earnings by subsidiaries where minority interests exist.

      Net income increased 21.9% to $85.7 million and diluted earnings per share increased 23.1% to $0.48 in the third quarter of 2000 as compared to $70.3 million and $0.39 per share, respectively, in the same period in the prior year.

Nine Months 2000 Compared to Nine Months 1999

      Consolidated worldwide revenues from commission and fee income increased 20.0% in the first nine months of 2000 to $4,351.8 million compared to $3,628.1 million in the first nine months of 1999. Consolidated domestic revenues increased 25.5% in the first nine months of 2000 to $2,298.4 million compared to $1,832.1 million in the same period in 1999. Consolidated international revenues increased 14.3% in the first nine months of 2000 to $2,053.4 million compared to $1,796.0 million in the same period in 1999. The effect of acquisitions, net of divestitures, increased worldwide revenues by 8.5% and changes in the foreign exchange value of the U.S. dollar decreased worldwide revenue by 4.8%. The remaining 16.3% increase in consolidated worldwide revenues was due to the growth of existing businesses.

      Worldwide operating expenses, including net interest expense, increased 19.8% in the first nine months of 2000 to $3,803.0 million compared to $3,174.9 million in the first nine months of 1999 primarily as a result of increased salaries and client services expenditures in support of an increased revenue base. The effect of acquisitions, net of divestitures, increased worldwide operating expenses by 8.1% and changes in the foreign exchange value of the U.S. dollar decreased worldwide operating expenses by 4.8%.

      Net interest expense increased to $50.9 million in the first nine months of 2000 compared to $39.0 million in the same period in 1999. This increase reflects higher interest rates and higher average borrowings as a result of both acquisitions and share repurchases during the period.

      Excluding the gain on sale of Razorfish shares, pretax profit margin improved to 12.6% for the first nine months of 2000 as compared to 12.5% in the same period in 1999. Operating margin, which excludes net interest expense, was 13.8% for the first nine months of 2000 as compared to 13.6% in the same period in 1999.

      The effective income tax rate was 40.9% for the first nine months of 2000 as compared to 40.8% for the same period in 1999. This increase primarily reflects the impact of the gain on sale of Razorfish shares which resulted in a higher marginal tax rate.

      Equity in affiliates increased to $6.6 million from $3.6 million in the nine months of 1999. This increase is primarily the result of acquisitions and higher earnings of existing affiliates in which the Company owns less than a 50% equity interest.

      Minority interest expense increased to $39.5 million from $28.9 million in the nine months of 1999. This increase is primarily due to acquisitions and greater earnings by subsidiaries where minority interests exist.

      Including the gain on sale of Razorfish shares, net income increased 46.8% to $356.6 million in the first nine months of 2000 as compared to $243.0 million in the same period in 1999. Excluding this gain, net income increased 20.5% to $292.8 million in the first nine months of 2000 compared to the same period in 1999 and diluted earnings per share (EPS) increased 20.0% to $1.62 in the first nine months of 2000 from $1.35 for the same period in 1999.

Capital Resources and Liquidity

      Cash and cash equivalents at September 30, 2000 decreased to $435.0 million from $576.4 million at December 31, 1999. The relationship between payables to the media and suppliers and receivables from clients, at September 30, 2000, is consistent with industry norms.

      The Company maintains relationships with a number of banks worldwide, which have extended unsecured committed lines of credit in amounts sufficient to meet the Company's cash needs. At September 30, 2000, the Company had $1,997.8 million in such unsecured committed lines of credit of which $318.8 million was available.

      The Company has a $1 billion revolving credit facility (the "Facility"), which allows for the issuance of $1 billion of commercial paper. The Facility allows the Company to convert all amounts outstanding at expiration, on April 26, 2001, into a one-year term loan. In addition to the Facility the Company has a $500 million revolving credit facility available, which also allows for the issuance of commercial paper, and expires on June 30, 2003.

      During the fourth quarter 2000, the Company increased the amount of securities registered under shelf registration statements ("shelf filings") with the Securities Exchange Commission (SEC) from approximately $329 million to $1 billion. The shelf filings provide for the issuance of debt or equity securities, from time to time.

      In the fourth quarter of 2000 the Company intends to call its 4 1/4% Convertible Subordinated Debentures. The amount outstanding at September 30, 2000 was approximately $218 million. The Company expects that the entire amount will be redeemed through the issuance of approximately 6.9 million shares of common stock. These shares have been included in the computation of diluted EPS for all periods presented in the accompanying financial statements.

      Management believes the Company's ability to access the public capital markets, the aggregate lines of credit available to it and cash flow from operations provide the Company with sufficient liquidity and are adequate to support foreseeable operating requirements.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

Market Risk

      The Company's market risks consist primarily of the impact of changes in currency exchange rates on assets and liabilities of non-U.S. operations and the impact of changes in interest rates on debt.

      The Company's 1999 Form 10-K provides a more detailed discussion of the market risks affecting its operations. As of September 30, 2000, no material change had occurred in the Company's market risks, as compared to the disclosure in its Form 10-K for the year ending December 31, 1999.

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

                       OMNICOM GROUP INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION


Item 6. Exhibit and Reports on Form 8-K

(a) Exhibits

Exhibit Number       Description of Exhibit
--------------       ----------------------

    27.              Financial Data Schedule (filed in electronic format only)

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the third quarter of 2000.

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

                                               Omnicom Group Inc.
                                                   (Registrant)
                                               ------------------


Date November 14, 2000                         /s/ Randall J. Weisenburger
                                               ---------------------------------
                                                   Randall J. Weisenburger
                                                   Executive Vice President
                                                   and Chief Financial Officer
                                                   (Principal Financial Officer)


Date November 14, 2000                         /s/ Philip J. Angelastro
                                               ---------------------------------
                                                   Philip J. Angelastro
                                                   Controller
                                                   (Chief Accounting Officer)