Form 10-K
period 2000-12-31
OMNICOM GROUP INC
filed 2001-03-27
CIK 29989

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended: December 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                 Name of each Exchange
      Title of each class                         on which Registered
----------------------------------          --------------------------------
  Common Stock, $.15 Par Value                  New York Stock Exchange

        Securities Registered Pursuant to Section 12(g) of the Act: None

                                   ----------

      The registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) been subject to such filing requirements for the past 90 days.

      Disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein and will not be contained in the definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.

                                   ----------

      At March 15, 2001, 184,372,879 shares of Omnicom Common Stock, $.15 par value, were outstanding; the aggregate market value of the voting stock held by nonaffiliates at March 15, 2001 was $15,317,326,000.

      Certain portions of Omnicom's definitive proxy statement relating to its annual meeting of shareholders scheduled to be held on May 22, 2001 are incorporated by reference into Part III of this report.

================================================================================

                               OMNICOM GROUP INC.

                                   ----------

                         ANNUAL REPORT ON FORM 10-K FOR
                        THE YEAR ENDED DECEMBER 31, 2000

                         INDEX AND CROSS-REFERENCE SHEET
               PURSUANT TO INSTRUCTIONS G(4) AND H AND FORM 10-K

                                                                            Page
                                                                            ----
PART 1

Item 1.     Business.......................................................   1
Item 2.     Properties.....................................................   2
Item 3.     Legal Proceedings..............................................   2
Item 4.     Submission of Matters to a Vote of Security Holders............   2

PART II

Item 5.     Market for Registrant's Common Equity and Related
              Stockholder Matters..........................................   3
Item 6.     Selected Financial Data........................................   3
Items 7/7A. Management's Discussion and Analysis of Financial Condition
              and Results of Operations; Quantitative and Qualitative
              Disclosures about Market Risk ...............................   4
Item 8.     Financial Statements and Supplementary Data....................   6
Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure ....................................   6

PART III

Item 10.    Directors and Executive Officers of the Registrant.............   *
Item 11.    Executive Compensation.........................................   *
Item 12.    Security Ownership of Certain Beneficial Owners and Management.   *
Item 13.    Certain Relationships and Related Transactions.................   *

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
              Form 8-K.....................................................   8
            Index to Financial Statements .................................   8
            Index to Financial Statement Schedules.........................   8
            Exhibit Index..................................................   8
Signatures ................................................................  10
Management Report ......................................................... F-1
Report of Independent Public Accountants................................... F-2
Consolidated Financial Statements.......................................... F-3
Notes to Consolidated Financial Statements................................. F-7

----------
* The information called for by Items 10, 11, 12 and 13, to the extent not included in this document, is incorporated herein by reference to the information to be included under the captions "Election of Directors," "Management's Stock Ownership," "Director Compensation" and "Executive Compensation," in the Company's definitive proxy statement, which is expected to be filed by April 11, 2001.

                                     PART I

Introduction

      This report is both our 2000 annual report to shareholders and our 2000 annual report on Form 10K required under the federal securities laws. The specific items of Form 10-K are set forth in the index and cross-reference sheet appearing on the inside cover of this report.

      We are a holding company; our business is conducted through subsidiaries. For convenience of reference, however, the terms "Omnicom," "we" or "us" mean Omnicom Group Inc. and our subsidiaries unless the context indicates otherwise.

      Statements of our beliefs or expectations regarding future events are "forward-looking statements" within the meaning of the federal securities laws. These statements are subject to various risks and uncertainties, including as a result of the specific factors identified under the caption "Risks" on page 2 and elsewhere in this report. There can be no assurance that these beliefs or expectations will not change or be affected by actual future events.

1. Business

      General. We are one of the largest marketing and corporate communications companies in the world. Our company was formed through a 1986 combination of three marketing and corporate communications networks, BBDO, Doyle Dane Bernbach and Needham Harper. We have grown our holdings to over 1400 companies operating in more than 100 countries. Our companies provide an extensive range of marketing and corporate communications services, including advertising, media planning and buying, promotional marketing, sports and event marketing, direct marketing, database management, field marketing, digital and interactive marketing, public relations, marketing research, custom publishing, brand consultancy, directory and business-to-business advertising, healthcare communications, recruitment communications and other specialty communications.

      Marketing and corporate communications services are provided to clients through worldwide, national and regional independent agency brands. These brands include, among others, BBDO Worldwide, DDB Worldwide, TBWA Worldwide, Abbott Mead Vickers, Accel Healthcare, Adelphi Group Ltd., Alcone Marketing Group, Bernard Hodes Group, BGM-FMJ Healthcomm, Brodeur Worldwide, Clark & Weinstock, Claydon Heeley Jones Mason, Cline Davis & Mann, Cone, Corbett Healthcare Group, CPM International, Direct Partners, Doremus, Eden Communications Group, Fleishman-Hillard, Gavin Anderson & Company, GMR Marketing, Goodby, Silverstein & Partners, Griffin Bacal, GSD&M, Harrison & Star Business Group, Harrison Wilson & Associates, Horrow Sports Ventures, Integer Group, Interbrand, InterOne Marketing Group, Kaleidoscope, Ketchum, Ketchum Directory Advertising, KPR, Lieber Levett Koenig Farese Babcock, Lyons Lavey Nickel Swift, M/A/R/C Research, MarketStar Corporation, Martin/Williams, Matthews Media Group, Merkley Newman Harty, Millsport, Moss Dragoti, Optimum Media Direction, PhD, PentaMark Worldwide, Porter Novelli International, Pauffley, PGC Advertising, Premier Media Partners, Proximity Worldwide, QED Technologies, Rapp Collins Worldwide, Russ Reid Company, Targetbase, TARGIS Healthcare Communications Worldwide, Tequila, The Designory, The Marketing Arm, TicToc, TLP-Tracy Locke Partnership, Tribal DDB, U.S. Marketing & Promotions, Washington Speakers Bureau, Zimmerman & Partners Advertising and @tmosphere Interactive.

      Our total consolidated revenue is about evenly divided between U.S. and non-U.S. operations. For financial information concerning domestic and foreign operations and segment reporting, see Note 5 to the Consolidated Financial Statements at pages F-13 to F-14 of this report. For Financial information concerning acquisitions in 2000, see Note 2 to the Consolidated Financial Statements at page F-10 of this report.

      Clients. We had over 5,000 clients in 2000, many of which were served by more than one of our agency brands. Our 10 largest and 200 largest clients accounted for 18% and 48%, respectively, of our 2000 consolidated revenue. Fourteen of our agencies provided services to our largest client in 2000. This client accounted for 5.2% of our 2000 consolidated revenue.

      Employees. We employed 56,000 people at December 31, 2000. About 38% of these people were employed in our U.S. operations.

      Risks. We face risks typical of marketing and corporate communications services companies and other services businesses generally, including risks arising out of changes in general economic conditions, competitive factors, client communication requirements, the hiring and retention of human resources and other factors. In addition, our international operations are subject to the risk of currency fluctuations, exchange controls and similar risks discussed in
Item 7 on page 5. For financial information on our operations by geographic area, see Note 5 to the Consolidated Financial Statements at pages F-13 to F-14 of this report. Revenue is dependent upon marketing and corporate communication requirements of clients and tends to be highest in the second and fourth quarters of the calendar year.

      Government agencies and consumer groups have directly or indirectly affected or attempted to affect the scope, content and manner of presentation of advertising. We presently believe the total volume of advertising in general media will not be materially affected by future legislation or regulation, although the scope, content and manner of presentation of advertising will continue to be affected.

2. Properties

      We maintain office space in many of the major cities around the world, including our corporate headquarters in New York City. Certain of our leases are subject to rent reviews under escalation clauses and require payment of expenses. Our consolidated rent expense was $429.0 million in 2000, $341.6 million in 1999 and $311.5 million in 1998, after reduction for rents received from subleases of $19.9 million, $17.4 million and $14.7 million, respectively. Substantially all of these properties are leased. See Note 10 to the Consolidated Financial Statements on pages F-18 to F-19 of this report for a discussion of our lease commitments, including our leased properties.

3. Legal Proceedings

      We are involved from time to time in various legal proceedings in the ordinary course of business. We do not presently expect that these proceedings will have a material adverse effect on our financial position or results of operations.

4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our shareholders during the last quarter of 2000.

                                     PART II

5. Market for Registrant's Common Equity and Related Stockholder Matters

      Our common shares are listed on the New York Stock Exchange under the symbol "OMC". On March 15, 2001, we had 4,197 holders of record of our common shares. The table below shows the range of quarterly high and low closing prices reported on the New York Stock Exchange Composite Tape for our common shares and the dividends paid per share for these periods.

                                                                 Dividends Paid
Period                                           High       Low    Per Share
------                                           ----       ---    ---------
Q1 1999 ................................       $ 79.94    $56.50    $0.15
Q2 1999 ................................         85.13     67.00     0.15
Q3 1999 ................................         80.69     67.06     0.15
Q4 1999 ................................        107.13     71.63     0.175
Q1 2000 ................................       $ 99.63    $79.88    $0.175
Q2 2000 ................................         97.25     82.13     0.175
Q3 2000 ................................         90.44     70.00     0.175
Q4 2000 ................................         92.25     72.69     0.175
Q1 2001 (through March 15) .............       $ 94.51    $78.69    $0.175

      We are subject to a number of financial tests under the terms of our debt and are in compliance with those tests as of December 31, 2000. We are not aware of any restrictions on our ability to continue to pay dividends.

      In February 2001, we completed the issuance and sale to Merrill Lynch & Co., as initial purchaser, of $850 million aggregate principal amount of Liquid Yield Option Notes due 2031, or LYONs, for net cash proceeds of $830.2 million. Merrill Lynch & Co. resold the LYONs to a limited number of qualified institutional buyers. The sale of the LYONs was effected pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933 and Rule 144A under that Act in reliance upon the representations of Merrill Lynch.

6. Selected Financial Data

      The following selected financial data should be read in conjunction with our consolidated financial statements which begin on page F-1. Information below and in the next section of this report has been restated to give effect to our accounting for our 1999 acquisition of Abbott Mead Vickers ("AMV") under the pooling of interests method of accounting. See Note 2 to the Consolidated Financial Statements page F-10 of this report. Per share amounts for 1996 have been restated to give effect to our two-for-one stock split completed in December 1997.

                                                (Dollars in Thousands Except Per Share Amounts)
                                       -----------------------------------------------------------------
                                          2000            1999         1998         1997         1996
                                       ----------      ----------   ----------   ----------   ----------
For the year:
   Revenue .........................   $6,154,230      $5,130,545   $4,290,946   $3,296,224   $2,775,873
   Net income ......................      498,795(a)      362,882      278,845      217,300      162,076
   Earnings per common share,
      excluding Razorfish gain
      Basic ........................         2.49            2.07         1.61         1.30         1.02
      Diluted ......................         2.40            2.01         1.57         1.28         0.99
   Earnings per common share,
      including Razorfish gain
      Basic ........................         2.85
      Diluted ......................         2.73
Dividends declared per common share          0.70           0.625        0.525         0.45        0.375
At year end:
   Total assets ....................   $9,891,499      $9,017,637   $7,121,968   $5,114,364   $4,192,156
   Long-term obligations:
      Long-term debt and convertible
        subordinated debentures ....    1,245,387         711,632      717,410      341,665      208,329
      Deferred compensation and
        other liabilities ..........      296,921         300,746      269,966      166,492      130,606

----------
(a)   Includes $63.8 million after-tax gain on sale of Razorfish shares.

7/7A. Management's Discussion and Analysis of Financial Condition and Results of
      Operations; Quantitative and Qualitative Information about Market Risk

Results of Operations

      Revenue: In 2000, our consolidated worldwide revenue increased 20.0% to $6,154.2 million from $5,130.5 million in 1999, reflecting the growth in both domestic and international operations described below. In 1999, our consolidated worldwide revenue increased 19.6% to $5,130.5 million from $4,290.9 million in 1998. These increases reflecting the growth in both our domestic and international operations described below.

      Our 2000 domestic revenue increased 28.6% to $3,258.2 million from $2,532.9 million in 1999. The effect of acquisitions, net of divestitures, accounted for a 10.7% increase. The remaining 17.9% increase was due to net new business wins and higher net revenue from existing clients. Our 1999 domestic revenue increased 20.7% as compared to 1998. The effect of acquisitions, net of divestitures, accounted for 6.1% increase. The remaining 14.6% increase was due to net new business wins and higher net revenue from existing clients.

      Our 2000 international revenue increased 11.5% to $2,896.0 million from $2,597.6 million in 1999. The effect of acquisitions, net of divestitures, accounted for a 7.1% increase. Changes in translation of foreign currencies to the US dollar decreased international revenue by 11.0% as compared to 1999, driven primarily by decreases in the value of the Euro and the British pound relative to the US dollar. The remaining 15.4% increase was due to net new business wins and higher net revenue from existing clients. Our 1999 international revenue increased 18.4% as compared to 1998. The effect of acquisitions, net of divestitures, accounted for a 10.9% increase in international revenue. Changes in the translation of foreign currencies to the U.S. dollar decreased international revenue by 6.0% as compared to 1998. The remaining 13.5% increase was due to net new business wins and higher net revenue from existing clients.

      Operating Expenses and Net Interest Expense: Our 2000 worldwide operating expenses increased 19.7% to $5,276.1 million from $4,406.4 million in 1999, primarily as a result of increased operating costs in support of our increased revenue base. Net interest expense increased to $76.5 million from $50.4 million in 1999, due principally to increased interest rates and higher average borrowings as compared to 1999. Higher average borrowings related primarily to acquisitions and share repurchases during the year. Changes in translation of foreign currencies to the US dollar decreased worldwide expenses, including net interest expense, by 5.6% as compared to 1999.

      Our 1999 worldwide operating expenses increased 18.2% to $4,406.4 million from $3,728.7 million in 1998, primarily as a result of increased operating expenses. Our net interest expense in 1999 increased to $50.4 million from $40.4 million in 1998. This increase primarily reflects higher average borrowings during the year and higher interest rates. Changes in the translation of foreign currencies to the U.S. dollar decreased worldwide expenses, including net interest expense, by 2.8% as compared to 1998.

      Income Before Income Taxes ("Pretax Margin") and Operating Margin:
Operating margin, which excludes net interest expense, improved to 14.3% as compared to 14.1% in 1999, reflecting improved operating leverage and continued emphasis on cost controls and corporate purchasing efficiencies. Additionally, we sold a portion of our investment in Razorfish, Inc. in the first quarter of 2000, resulting in a $110.0 million pretax gain ($63.8 million after tax). Excluding the Razorfish gain, our pretax margin for the year 2000 was 13.0% compared to 13.1% in 1999.

      Our operating margin increased to 14.1% in 1999 from 13.1% in 1998, primarily as a result of improved operating leverage. In addition, 1998 included transaction costs incurred by AMV. Our 1999 pretax margin was 13.1% compared to 12.2% in 1998.

      Income Taxes: Our consolidated effective income tax rate was 40.5% in 2000 as compared to 40.6% in 1999. The decrease was primarily attributable to lower effective tax rates at our international operations, partially offset by an increase in our domestic effective tax rate resulting from a higher marginal tax rate on the sale of Razorfish shares. Our 1999 consolidated effective tax rate decreased to 40.6% from 42.0% in 1998. The decrease reflects lower international effective tax rates.

      Equity in Affiliates and Minority Interests: In 2000, equity in affiliates decreased to $10.9 million from $15.4 million in 1999. The decrease resulted from increased ownership positions in some of our affiliates that resulted in the subsequent consolidation of their income in our 2000 financial statements and non-cash losses from restructuring actions taken by one of our affiliated companies.

      In 1999, equity in affiliates decreased to $15.4 million from $20.5 million in 1998, primarily as a result of increased ownership positions in some of our affiliates that resulted in their subsequent consolidation in our 1999 financial statements. Lower aggregate profits by the remaining affiliate companies accounted for by the equity method also contributed to the decrease.

      The increase in minority interest of $1.6 million in 2000 and $8.6 million in 1999 was primarily due to acquisitions, including increased ownership positions in some of our affiliates that resulted in their subsequent consolidation and greater earnings by subsidiaries where minority interests are held by third parties.

      Earnings Per Share (EPS): Including the gain on sale of Razorfish shares, our consolidated net income increased 37.5% to $498.8 million from $362.9 million in 1999 and our diluted earnings per share increased 35.8% to $2.73. Excluding the Razorfish gain, our net income increased 19.9% to $435 million and our diluted EPS increased 19.4% to $2.40. The effect of translation of foreign currency to the US dollar on diluted EPS was a decrease of $0.10 per share.

      Our 1999 consolidated net income increased 30.1% to $362.9 million from $278.8 million in 1998. Diluted EPS increased 28.0% to $2.01 from $1.57 in 1998. The effect of translation of foreign currency to the US dollar on diluted EPS was a decrease of $0.06 per share.

      Changes in the translation of foreign currencies to the U.S. dollar decreased our consolidated net income, including Razorfish, by 3.7%, and 3.2% in 2000 and 1999, respectively.

      Quantitative and Qualitative Disclosures Regarding Market Risk: Our results of operations are subject to the risk of currency exchange rate fluctuations related to our international operations. This economic risk is generally limited to the net income of the operations as the revenue and expenses of the operations are generally denominated in the same currency. Our major international markets are the United Kingdom, Euro currency countries, Brazil, Canada and Japan. We are also subject to interest rate risk on our commercial paper borrowings. In some cases we enter into hedging transactions to mitigate the risk of adverse currency exchange and interest rate fluctuations.

      We periodically purchase derivative financial instruments as part of managing exposures to currency exchange and market interest rates. Derivative financial instruments are subject to market and counterparty risk. Market risk is the potential for loss resulting from changes in market conditions. We periodically determine the potential loss from market risk by performing a value-at-risk computation. Value-at-risk analysis is a statistical model that utilizes historic currency exchange and interest rate data to measure the potential impact on future earnings of our existing portfolio of derivative financial instruments. The value-at-risk analysis we performed on our December 31, 2000 portfolio of derivative financial instruments indicated that the risk of loss was immaterial. Counterparty risk arises from the inability of a counterparty to meet its obligations. To mitigate counterparty risk, we enter into derivative contracts with major financial institutions that have credit ratings at least equal to our own.

      Our derivative activities are limited in volume and confined to risk management activities related to our worldwide operations. We have established a reporting system to evaluate the effects of changes in interest rates, currency exchange rates and other relevant market risks. This system is designed to enable us to initiate remedial action, if appropriate, and results are periodically reviewed with our audit committee. See Note 12 to the Consolidated Financial Statements on pages F-20 to F-21 of this report for disclosure of the fair value of each type of derivative.

      At December 31, 2000, we had forward foreign exchange contracts outstanding with an aggregate notional principal amount of $254 million, most of which were denominated in our major international market currencies. These contracts predominantly hedge certain intercompany receivables and payables which are not recorded in the respective company's functional currency. The terms of these contracts are generally three months or less. At December 31, 2000, we had Japanese yen 16.3 billion aggregate notional principal amount of cross currency interest rate swaps. The swaps hedge our net investment in Japanese yen denominated assets. At December 31, 2000, we had no other derivative contracts outstanding.

Capital Resources and Liquidity

      We had cash and cash equivalents totalling $516.8 million and $576.4 million at December 31, 2000 and 1999, respectively. Net cash provided by our operating activities was $685.9 million in 2000 compared to $972.6 million in 1999, reflecting revenue and net income growth offset by a decline in the increase to accounts payable and an increase in prepaid expenses related primarily to an increase in current deferred tax assets. Our operating cash flows are impacted by the spending patterns of clients.

      Cash flows used in our investing activities in 2000 were $1,034.6 million and included $884.3 million used for acquisitions and investments, net of cash acquired and proceeds from sales of investments, and $150.3 million used for capital expenditures.

      Cash flows from our financing activities in 2000 were $282.1 million and included net borrowings of $731.5 million and proceeds from employee stock plans of $50.0 million, offset by dividends paid to shareholders, and net loans to affiliates and minority interests totalling $262.3 million and payments to repurchase stock totalling $237.1 million.

      In February 2001, we completed the issuance of $850 million aggregate principal amount of Liquid Yield Option Notes ("LYONs") due February 7, 2031. The net proceeds from the LYONs offering were $830.2 million. The LYONs are unsecured, unsubordinated zero-coupon securities that may be converted into our common shares, subject to specified conditions relating to the price of our common shares. The initial conversion price is $110.01 per share subject to antidilutive adjustment. We may be required to purchase the LYONs after February 7, 2002 using, at our election, cash or common stock or a combination of both and we have the option of redeeming the LYONs after February 7, 2006 for cash. In addition, we may be obligated to pay contingent cash interest after February 7, 2006, if our stock price reaches specified thresholds, equal to the amount of dividends we pay to common shareholders during specified six-month periods.

      In the fourth quarter of 2000, we redeemed our 4 1/4% Convertible Subordinate Debentures, which had a scheduled maturity in 2007. The debentures were convertible into our common stock at a conversion price of $31.50 per share, subject to adjustments in certain events. Prior to redemption, substantially all of the bondholders exercised the conversion rights and 6.9 million of our common shares were issued. The conversion had no impact to diluted earnings per share for the year. These debentures were issued in 1997.

      We maintain two revolving credit facilities with consortiums of banks. One facility, for $500 million, expires June 30, 2003 and the other, for $1 billion, expires April 26, 2001. We have the option at maturity to extend and convert the $1 billion facility to a one-year term loan. We intend to renew this facility for an additional year and we have notified the banks of our request, which we believe will be accepted. Under the terms of these facilities, we may either borrow directly or issue commercial paper. During 2000, we issued $13.4 billion of commercial paper and we redeemed $12.6 billion of commercial paper. The average term of the commercial paper was 21 days. At December 31, 2000, $831.5 million of commercial paper was outstanding at interest rates ranging from 6.65% to 6.80%.

      From time to time we have completed other financings when we have felt that conditions in the capital markets were favorable. Information about our other debt is included in Notes 3 and 7 of our Notes to Consolidated Financial Statements at pages F-11 and F-16 to F-17 of this report. Last year, we increased the amount of securities registered under shelf registration statements with the SEC to $1 billion in the aggregate. The shelf filings provide for the issuance of debt or equity securities from time to time, either directly or in acquisitions.

      We believe that our operating cash flow combined with our access to the capital markets and available lines of credit are sufficient to support our foreseeable cash requirements, including dividends, capital expenditures, acquisitions and working capital.

8. Financial Statements and Supplementary Data

      Our financial statements and supplementary data are included at the end of this report beginning on page F-1 of this report. See the index appearing on page 8 of this report.

9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

                                    PART III

Executive Officers Our executive officers are:

           Name                                    Position                                     Age
        ----------                                ------------                                 ------
Bruce Crawford...........  Chairman                                                              72
John D. Wren.............  President and Chief Executive Officer                                 48
Randall J. Weisenburger..  Executive Vice President and Chief Financial Officer                  42
Peter Mead...............  Vice Chairman                                                         62
Barry J. Wagner..........  Secretary and General Counsel                                         60
Robert Profusek..........  Executive Vice President                                              50
Philip J. Angelastro.....  Controller                                                            36
Allen Rosenshine.........  Chairman and Chief Executive Officer of BBDO Worldwide                62
James A. Cannon..........  Vice Chairman and Chief Financial Officer of BBDO Worldwide           62
Keith L. Reinhard........  Chairman and Chief Executive Officer of DDB Worldwide                 66
Thomas L. Harrison.......  Chairman and Chief Executive Officer of Diversified Agency Services   53

      All of the executive officers have held their present positions at Omnicom for at least five years except as specified below.

      John Wren was appointed Chief Executive Officer of the Company effective January 1, 1997, succeeding Bruce Crawford in the position. He had previously been President of the Company and Chairman of our Diversified Agency Services Division.

      Randall Weisenburger joined the Company in September 1998 and became Executive Vice President and Chief Financial Officer on January 1, 1999. Mr. Weisenburger was previously President and Chief Executive Officer of Wasserstein Perella Management Partners, a merchant bank.

      Peter Mead was appointed Vice Chairman on May 16, 2000. He had previously been Group Chief Executive of Abbot Mead Vickers plc and Joint Chairman of AMV BBDO.

      Philip Angelastro was promoted to Controller February 1, 1999. Mr. Angelastro joined the Company in June 1997 as Vice President of Finance of Diversified Agency Services after being a Partner at Coopers & Lybrand LLP.

      Robert Profusek joined the Company on May 15, 2000 as Executive Vice President and assumed oversight responsibilities for corporate administrative matters in March 2001. He previously headed the transactional practice group of Jones, Day, Reavis & Pogue, a global law firm.

      Thomas Harrison has served as Chairman and Chief Executive Officer of the Diversified Agency Services since May 1998, having previously served as its President since February 1997. He also has served as Chairman of the Diversified Healthcare Communications Group since its formation in 1994.

      Additional information about our directors and executive officers appears under the captions "Election of Directors," "Management's Stock Ownership," "Director Compensation" and "Executive Compensation" in our 2001 proxy statement.

                                     PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements:
                                                                           Page
                                                                           ----
   Management Report ....................................................  F-1
   Report of Independent Public Accountants .............................  F-2
   Consolidated Statements of Income for the Three Years Ended
     December 31, 2000 ..................................................  F-3
   Consolidated Balance Sheets at December 31, 2000 and 1999 ............  F-4
   Consolidated Statements of Shareholders' Equity for the
     Three Years Ended December 31, 2000 ................................  F-5
   Consolidated Statements of Cash Flows for the Three
     Years Ended December 31, 2000 ......................................  F-6
   Notes to Consolidated Financial Statements ...........................  F-7
   Quarterly Results of Operations (Unaudited) ..........................  F-23

(a)(2) Financial Statement Schedules:

   Schedule II -- Valuation and Qualifying Accounts (for the
     three years ended December 31, 2000)................................  S-1

All other schedules are omitted because they are not applicable.

(a)(3) Exhibits:

Exhibit
Numbers      Description
-------      -----------

(3)(i) Certificate of Incorporation (Exhibit 4.1 to our Registration Statement No. 333-46303 and incorporated herein by reference).

   (ii) Amendment to Certificate of Incorporation (Exhibit A to our 2000 Proxy Statement filed on April 11, 2000 and incorporated herein by reference).

   (iii) By-laws (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1987).

4.1 Subscription Agreement, dated December 14, 1994, in connection with our issuance of DM 200,000,000 Floating Rate Bonds due January 5, 2000 of BBDO Canada Inc., including form of Guaranty by us (Exhibit
             4.2 to our Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K") and incorporated herein by reference).

4.2 Paying Agency Agreement, dated January 4, 1995, in connection with the issuance of DM 200,000,000 Floating Rate Bonds due January 5, 2000 by BBDO Canada Inc. (Exhibit 4.3 to the 1994 10-K and incorporated herein by reference).

4.3 Indenture, dated January 3, 1997, between The Chase Manhattan Bank, as trustee, and us in connection with the issuance of our 4 1/4% Convertible Subordinated Debentures due 2007 (Exhibit 4.2 to our Form S-3 Registration Statement No. 333-22589 (the "4 1/4% Convert Registration Statement") and incorporated herein by reference).

4.4 Form of Debentures (included in Exhibit 4.3 above) (Exhibit 4.3 to our 4 1/4% Convert Registration Statement and incorporated herein by reference).

4.5 Registration Rights Agreement, dated January 3, 1997, related to our 4 1/4% Convertible Subordinated Debentures due 2007 (Exhibit
             4.4 to our 4 1/4% Convert Registration Statement and incorporated herein by reference).

4.6 Indenture, dated January 6, 1998, between The Chase Manhattan Bank, as trustee, and us in connection with our issuance of 21/4% Convertible Subordinated Debentures due 2013 (Exhibit 4.1 to our Report on Form 8-K, dated January 20, 1998 (the "1-20-98 8-K") and incorporated herein by reference).

4.7 Form of Debentures (included in Exhibit 4.8 above) (Exhibit 4.2 to our 1-20-98 8-K and incorporated herein by reference).

4.8 Registration Rights Agreement, dated January 6, 1998, related to our 21/4% Convertible Subordinated Debentures due 2013 (Exhibit 4.3 to our 1-20-98 8-K and incorporated herein by reference).

4.9 Fiscal Agency Agreement, dated June 24, 1998, in connection with our issuance of 1,000,000,000 5.20% Notes due 2005 (the "5.20%
             Notes") (Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 ("the 6-30-98 10Q") and incorporated herein by reference).

4.10 Subscription Agreement, dated June 22, 1998, in connection with our issuance of the 5.20% Notes (Exhibit 4.2 to our 6-30-98 10-Q and incorporated herein by reference).

4.11 Deed of Covenant, dated June 24, 1998, in connection with our issuance of the 5.20% Notes (Exhibit 4.3 to the 6-30-98 10-Q and incorporated herein by reference).

4.12 Indenture, dated February 7, 2001, between Chase Manhattan Bank, as trustee, and us in connection with our issuance of $850,000,000 Liquid Yield Option Notes due 2031 (Exhibit 4.1 to our Registration Statement No. 333-55386 and incorporated herein by reference).

10.1 Amendment No. 1, dated July 7, 2000, to $500,000,000 Amended and Restated Credit Agreement, dated as of February 20, 1998, among Omnicom Finance Inc., Omnicom Finance PLC, Omnicom Capital Inc., Omnicom Group Inc., ABN AMRO Bank N.V., New York Branch and the financial institutions party thereto (Exhibit 10-2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2000 (the "6-30-00 10-Q") and incorporated herein by reference).

10.2 Second Amendment and Restatement, dated as of July 31, 2000, of the 364-Day Credit Agreement, dated as of April 30, 1999, amended and restated as of April 27, 2000, among Omnicom Finance Inc., Omnicom Finance PLC, Omnicom Capital Inc., the financial institutions party thereto, Citibank, N.A., The Bank of Nova Scotia and San Paolo IMI SPA, as syndication agent (Exhibit 10-3 to our 6-30-00 10-Q and incorporated herein by reference).

10.3 List of Contents of Exhibits to the 364-Day Credit Agreement, dated as of April 30, 1999 (Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended March 31, 1999 (the "3-31-99 10-Q") and incorporated herein by reference).

10.4         Guaranty, dated as of April 30, 1999, made by Omnicom Group Inc.
             (Exhibit 10.3 to our 3-31-99 10-Q and incorporated herein by reference).

10.5 Amended and Restated 1998 Incentive Compensation Plan, (Exhibit B to our Proxy Statement, dated April 11, 2000, and incorporated herein by reference).

10.6 Restricted Stock Plan for Non-employee Directors (Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31,
             1999).

10.7 Standard form of our Executive Salary Continuation Plan Agreement (Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.8 Standard form of the our Director Indemnification Agreement (Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).

10.9 Severance Agreement, dated July 6, 1993, between Keith Reinhard and DDB Worldwide Communications Group, Inc. (Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

21.1         Subsidiaries of the Registrant.

23.1         Consent of Arthur Andersen LLP.

24.1 Powers of Attorney from Richard I. Beattie, Bernard Brochand, Robert J. Callander, James A. Cannon, Leonard S. Coleman, Jr., Bruce Crawford, Susan S. Denison, Peter Foy, Michael Greenlees,Thomas L. Harrison, John R. Murphy, John R. Purcell, Keith L. Reinhard, Linda Johnson Rice, Allen Rosenshine and Gary L. Roubos.

(b)  Reports on Form 8-K:

      We did not file any reports on Form 8-K during the fourth quarter of 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           OMNICOM GROUP INC.
March 26, 2001
                                           By: /s/ RANDALL J. WEISENBURGER
                                               ----------------------------
                                                 Randall J. Weisenburger
                                               Executive Vice President and
                                                 Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                       Title                       Date
       -----------------                 --------                    ---------
    /s/ BRUCE CRAWFORD             Chairman and Director          March 26, 2001
------------------------------
      (Bruce Crawford)

      /s/ JOHN D. WREN             Chief Executive Officer        March 26, 2001
------------------------------   and President and Director
       (John D. Wren)

 /s/ RANDALL J. WEISENBURGER    Executive Vice President and      March 26, 2001
------------------------------     Chief Financial Officer
  (Randall J. Weisenburger)

  /s/ PHILIP J. ANGELASTRO          Controller (Principal         March 26, 2001
------------------------------       Accounting Officer)
   (Philip J. Angelastro)

   /s/ RICHARD I. BEATTIE*                Director                March 26, 2001
------------------------------
    (Richard I. Beattie)

                                          Director
------------------------------
     (Bernard Brochand)

  /s/ ROBERT J. CALLANDER*                Director                March 26, 2001
------------------------------
    (Robert J. Callander)

    /s/ JAMES A. CANNON*                  Director                March 26, 2001
------------------------------
      (James A. Cannon)

/s/ LEONARD S. COLEMAN, JR.*              Director                March 26, 2001
------------------------------
  (Leonard S. Coleman, Jr.)

    /s/ SUSAN S. DENISON*                 Director                March 26, 2001
------------------------------
     (Susan S. Denison)

       /s/ PETER FOY*                     Director                March 26, 2001
------------------------------
         (Peter Foy)

   /s/ MICHAEL GREENLESS                  Director                March 26, 2001
------------------------------
     (Michael Greenless)

   /s/ THOMAS L. HARRISON*                Director                March 26, 2001
------------------------------
    (Thomas L. Harrison)

                                          Director
------------------------------
      (John R. Murphy)

    /s/ JOHN R. PURCELL*                  Director                March 26, 2001
------------------------------
      (John R. Purcell)

   /s/ KEITH L. REINHARD*                 Director                March 26, 2001
------------------------------
     (Keith L. Reinhard)

   /s/ LINDA JOHNSON RICE*                Director                March 26, 2001
------------------------------
    (Linda Johnson Rice)

    /s/ ALLEN ROSENSHINE*                 Director                March 26, 2001
------------------------------
     (Allen Rosenshine)

     /s/ GARY L. ROUBOS*                  Director                March 26, 2001
------------------------------
      (Gary L. Roubos)

*By  /s/ BARRY J. WAGNER                                          March 26, 2001
   ---------------------------
      Barry J. Wagner
     Attorney-in-fact

                                MANAGEMENT REPORT

      Omnicom Group Inc. management is responsible for the integrity of the financial data reported by Omnicom. Management uses its best judgement to ensure that the financial statements present fairly, in all material respects, Omnicom's consolidated financial position and results of operations. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

      Omnicom's system of internal controls, augmented by a program of internal audits, is designed to provide reasonable assurance that assets are safeguarded and records are maintained to substantiate the preparation of financial information in accordance with accounting principles generally accepted in the United States. Underlying this concept of reasonable assurance is the premise that the cost of control should not exceed the benefits derived therefrom.

      The financial statements have been audited by independent public accountants. Their report expresses the independent accountant's judgement as to the fairness of management's reported operating results, cash flows and financial position. This judgement is based on the procedures described in the second paragraph of their report.

      Omnicom's Audit Committee meets periodically with representatives of financial management, internal audit and the independent public accountants to assure that each group believes they are properly discharging their responsibilities. To aid in ensuring independence, the Audit Committee communicates directly and separately with the independent public accountants, internal audit and financial management to discuss the results of their audits, the adequacy of internal accounting controls and the quality of financial reporting.

          /s/ JOHN D. WREN                    /s/ RANDALL J. WEISENBURGER
-------------------------------------   ----------------------------------------
            John D. Wren                         Randall J. Weisenburger
Chief Executive Officer and President          Executive Vice President and
                                                 Chief Financial Officer

February 15, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
  Shareholders of Omnicom Group Inc.:

      We have audited the accompanying consolidated balance sheets of Omnicom Group Inc. (a New York corporation) and subsidiaries as of December 31, 2000 and 1999, and related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omnicom Group Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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

                                                             ARTHUR ANDERSEN LLP

New York, New York
February 15, 2001

                       OMNICOM GROUP INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                      Years Ended December 31,
                                                        (Dollars in Thousands
                                                       Except Per Share Data)
                                            -----------------------------------------
                                               2000           1999           1998
                                            -----------    -----------    -----------
REVENUE .................................   $ 6,154,230    $ 5,130,545    $ 4,290,946

OPERATING EXPENSES:
   Salaries and related costs ...........     3,633,357      3,054,018      2,558,694
   Office and general expenses ..........     1,642,783      1,352,397      1,170,045
                                            -----------    -----------    -----------
                                              5,276,140      4,406,415      3,728,739
                                            -----------    -----------    -----------

OPERATING PROFIT ........................       878,090        724,130        562,207

REALIZED GAIN ON SALE OF RAZORFISH SHARES       110,044           --             --

NET INTEREST EXPENSE ....................        76,517         50,422         40,410
                                            -----------    -----------    -----------

INCOME BEFORE INCOME TAXES ..............       911,617        673,708        521,797

INCOME TAXES ............................       369,140        273,247        219,092
                                            -----------    -----------    -----------

INCOME AFTER INCOME TAXES ...............       542,477        400,461        302,705
EQUITY IN AFFILIATES ....................        10,914         15,368         20,506
MINORITY INTERESTS ......................       (54,596)       (52,947)       (44,366)
                                            -----------    -----------    -----------
NET INCOME ..............................   $   498,795    $   362,882    $   278,845
                                            ===========    ===========    ===========
NET INCOME PER COMMON SHARE:
   Basic ................................   $      2.85    $      2.07    $      1.61
   Diluted ..............................   $      2.73    $      2.01    $      1.57

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      OMNICOM GROUP INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   A S S E T S

                                                                       December 31,
                                                                  (Dollars in Thousands)
                                                               --------------------------
                                                                  2000           1999
                                                               -----------    -----------
CURRENT ASSETS:
   Cash and cash equivalents ...............................   $   516,817    $   576,427
   Short-term investments at market, which approximates cost        59,722         41,760
   Accounts receivable, less allowance for doubtful
      accounts of $72,745 and $53,720 (Schedule II) ........     3,857,182      3,358,304
   Billable production orders in process, at cost ..........       403,565        299,209
   Prepaid expenses and other current assets ...............       529,597        453,862
                                                               -----------    -----------
   Total Current Assets ....................................     5,366,883      4,729,562
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost,
   less accumulated depreciation and amortization of
   $557,210 and $522,294 ...................................       483,105        444,722
INVESTMENTS IN AFFILIATES ..................................       432,664        367,755
INTANGIBLES, less accumulated amortization of $410,396
   and $352,081 ............................................     2,948,821      2,414,941
DEFERRED TAX BENEFITS ......................................       136,196        120,346
LONG-TERM INVESTMENTS AVAILABLE-FOR-SALE ...................        79,554        785,406
DEFERRED CHARGES AND OTHER ASSETS ..........................       444,276        154,905
                                                               -----------    -----------
                                                               $ 9,891,499    $ 9,017,637
                                                               ===========    ===========

           L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y

CURRENT LIABILITIES:
   Accounts payable ........................................   $ 4,351,039    $ 4,112,777
   Current portion of long-term debt .......................        29,307         82,621
   Bank loans ..............................................        72,813         47,748
   Advance billings ........................................       630,502        417,044
   Accrued taxes on income .................................       159,238         77,584
   Other accrued taxes .....................................       167,898        154,825
   Other accrued liabilities ...............................     1,183,199      1,085,323
   Dividends payable .......................................        31,056         31,141
                                                               -----------    -----------
   Total Current Liabilities ...............................     6,625,052      6,009,063
                                                               -----------    -----------
LONG-TERM DEBT .............................................     1,015,419        263,149
CONVERTIBLE SUBORDINATED DEBENTURES ........................       229,968        448,483
DEFERRED COMPENSATION AND OTHER LIABILITIES ................       296,921        300,746
DEFERRED INCOME TAXES ON UNREALIZED GAINS ..................        37,792        320,176
MINORITY INTERESTS .........................................       137,870        123,122
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 10)
SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 7,500,000 shares
      authorized, none issued ..............................          --             --
   Common stock, $.15 and $.50 par value in 2000 and 1999,
      respectively, 1,000,000,000 and 300,000,000 shares
      authorized in 2000 and 1999, respectively, 194,102,812
      and 187,086,161 shares issued in 2000 and 1999,
      respectively .........................................        29,115         93,543
   Additional paid-in capital ..............................     1,166,076        808,154
   Retained earnings .......................................     1,258,568        882,051
   Unamortized restricted stock ............................      (119,796)       (85,919)
   Accumulated other comprehensive (loss) income ...........      (232,063)       285,234
   Treasury stock, at cost, 10,023,674 and 9,598,602
      shares in 2000 and 1999, respectively ................      (553,423)      (430,165)
                                                               -----------    -----------
      Total Shareholders' Equity ...........................     1,548,477      1,552,898
                                                               -----------    -----------
                                                               $ 9,891,499    $ 9,017,637
                                                               ===========    ===========

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      OMNICOM GROUP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       Three Years Ended December 31, 2000
                             (Dollars in Thousands)

                                                                                                            Accumulated
                                                      Common Stock       Additional            Unamortized     Other
                                  Comprehensive  ----------------------   Paid-in    Retained   Restricted  Comprehensive  Treasury
                                      Income       Shares     Par Value   Capital    Earnings     Stock        Income        Stock
                                  -------------  -----------  ---------  ----------  --------   ----------  -------------  --------
Balance December 31, 1997
  as restated ....................               181,257,179  $ 90,629  $  581,714  $  440,452  $ (46,745)   $ (47,358)   $(213,937)
Pooling of interests
  adjustments ....................                 3,550,366     1,776     (26,285)     (2,455)
                                                 -----------  --------  ----------  ----------  ---------    ---------    ---------
Balance of January 1, 1998,
  as restated ....................               184,807,545    92,405     555,429     437,997    (46,745)     (47,358)    (213,937)
Comprehensive income:
  Net income .....................     278,845                                         278,845
  Translation adjustments,
   net of taxes of $34,340             (47,423)                                                                (47,423)
                                       -------
Comprehensive income .............     231,422
                                       =======
Dividends declared ...............                                                     (88,100)
Amortization of restricted
  shares .........................                                                                 21,489
Shares transactions under
  employee stock plans ...........                     2,750         1      40,788                (32,804)                   43,012
Shares issued for acquisitions ...                 2,002,187     1,001      34,403                                            2,088
Issuance of new shares ...........                                          96,962                                           74,122
Purchase of treasury shares ......                                                                                         (149,347)
Cancellation of shares ...........                  (157,497)      (79)     (7,239)
                                                 -----------  --------  ----------  ----------  ---------    ---------    ---------
Balance December 31, 1998
  as restated ....................               186,654,985    93,328     720,343     628,742    (58,060)     (94,781)    (244,062)
Comprehensive income:
  Net income .....................     362,882                                         362,882
  Unrealized gain on
   investments, net of income
   taxes of $290,233                   417,653                                                                 417,653
  Translation adjustments,
   net of taxes of $25,726             (37,638)                                                                (37,638)
                                       -------
Comprehensive income .............     742,897
                                       =======
Dividends declared ...............                                                    (109,573)
Amortization of restricted
  shares .........................                                                                 27,812
Shares transactions under
  employee stock plans ...........                   306,381       152      58,197                (55,671)                  100,037
Shares issued for acquisitions ...                   127,069        64       7,136
Conversion of 4.25%
  debentures .....................                                              (5)                                              19
Purchase of treasury shares ......                                                                                         (286,159)
Cancellation of shares ...........                    (2,274)       (1)       (177)
Gain on initial public offering of
  common stock of affiliates .....                                          22,660
                                       -------   -----------  --------  ----------  ----------  ---------    ---------    ---------
Balance December 31, 1999 ........               187,086,161    93,543     808,154     882,051    (85,919)     285,234     (430,165)
Comprehensive Income:
  Net Income .....................     498,795                                         498,795
  Unrealized loss on
   investments net of taxes
   of $251,589                        (372,764)                                                               (372,764)
  Translation adjustments,
   net of taxes of $54,912             (80,707)                                                                (80,707)
  Reclassification adjustment
   for gain on sale of securities
   net of taxes of $46,218             (63,826)                                                                (63,826)
                                       -------
Comprehensive (loss) .............     (18,502)
                                       =======
Dividends Declared ...............                                                    (122,278)
Amortization of restricted
  shares .........................                                                                 39,098
Shares transactions under
  employee stock plans ...........                                          65,521                (72,975)                  107,291
Shares issued for acquisitions ...                    81,508        12      10,080                                            5,939
Conversion of 4.25%
  debentures .....................                 6,935,143     1,040     216,841                                              594
Purchase of treasury shares ......                                                                                         (237,082)
Adjustment for change in
  par value ......................                             (65,480)     65,480
                                                 -----------  --------  ----------  ----------  ---------    ---------    ---------
Balance December 31, 2000 ........               194,102,812  $ 29,115  $1,166,076  $1,258,568  $(119,796)   $(232,063)   $(553,423)
                                                 ===========  ========  ==========  ==========  =========    =========    =========
                                        Total
                                     Shareholders'
                                       Equity
                                    -------------
Balance December 31, 1997
  as restated ....................   $  804,755
Pooling of interests
  adjustments ....................      (26,964)
                                     ----------
Balance of January 1, 1998,
  as restated ....................      777,791
Comprehensive income:
  Net income .....................      278,845
  Translation adjustments,
   net of taxes of $34,340              (47,423)

Comprehensive income .............

Dividends declared ...............      (88,100)
Amortization of restricted
  shares .........................       21,489
Shares transactions under
  employee stock plans ...........       50,997
Shares issued for acquisitions ...       37,492
Issuance of new shares ...........      171,084
Purchase of treasury shares ......     (149,347)
Cancellation of shares ...........       (7,318)
                                     ----------
Balance December 31, 1998
  as restated ....................    1,045,510
Comprehensive income:
  Net income .....................      362,882
  Unrealized gain on
   investments, net of income
   taxes of $290,233                    417,653
  Translation adjustments,
   net of taxes of $25,726              (37,638)

Comprehensive income .............

Dividends declared ...............     (109,573)
Amortization of restricted
  shares .........................       27,812
Shares transactions under
  employee stock plans ...........      102,715
Shares issued for acquisitions ...        7,200
Conversion of 4.25%
  debentures .....................           14
Purchase of treasury shares ......     (286,159)
Cancellation of shares ...........         (178)
Gain on initial public offering of
  common stock of affiliates .....       22,660
                                     ----------
Balance December 31, 1999 ........    1,552,898
Comprehensive Income:
  Net Income .....................      498,795
  Unrealized loss on
   investments net of taxes
   of $251,589                         (372,764)
  Translation adjustments,
   net of taxes of $54,912              (80,707)
  Reclassification adjustment
   for gain on sale of securities
   net of taxes of $46,218              (63,826)

Comprehensive (loss) .............

Dividends Declared ...............     (122,278)
Amortization of restricted
  shares .........................       39,098
Shares transactions under
  employee stock plans ...........       99,837
Shares issued for acquisitions ...       16,031
Conversion of 4.25%
  debentures .....................      218,475
Purchase of treasury shares ......     (237,082)
Adjustment for change in
  par value ......................
                                     ----------
Balance December 31, 2000 ........   $1,548,477
                                     ==========

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      OMNICOM GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31,

                                                                                     (Dollars in Thousands)
                                                                            -----------------------------------------
                                                                                2000          1999           1998
                                                                            -----------    -----------    -----------
Cash Flows from Operating Activities:
Net income ..............................................................   $   498,795    $   362,882    $   278,845
   Adjustments to reconcile net income to net cash provided by operating activities:
   Gain on sale of Razorfish shares .....................................      (110,044)            --             --
   Depreciation and amortization of tangible assets .....................       103,903         97,080         84,210
   Amortization of intangible assets ....................................        82,669         70,823         58,248
   Minority interests ...................................................        54,596         52,947         44,366
   Earnings of affiliates less than (in excess) of dividends received ...        33,430         (8,333)        (6,869)
   Decrease (increase) in deferred tax benefits .........................        18,382        (33,005)        22,520
   Tax benefit on employee stock plans ..................................        49,837         68,260         30,686
   Provisions for losses on accounts receivable .........................        25,989         14,399         15,586
   Amortization of restricted shares ....................................        39,098         27,812         21,489
   Increase in accounts receivable ......................................      (513,646)      (648,009)      (238,174)

         Increase in billable production orders in process ..............       (97,736)       (13,246)       (35,113)
   (Increase) decrease in prepaid expenses and other current assets .....      (124,854)         9,886        (64,044)
   Increase in accounts payable .........................................       277,295        786,608        330,413
   Increase in other accrued liabilities ................................       298,210        212,015         88,989
   Increase (decrease) in accrued taxes on income .......................        79,604           (793)       (49,887)
   Increase in deferred charges and other assets ........................       (29,649)       (26,772)       (75,595)
                                                                            -----------    -----------    -----------
Net Cash Provided by Operating Activities ...............................       685,879        972,554        505,671
                                                                            -----------    -----------    -----------
Cash Flows From Investing Activities:
   Capital expenditures .................................................      (150,289)      (130,349)      (114,522)
   Payment for purchases of equity interests in
      subsidiaries and affiliates, net of cash acquired .................      (795,686)      (694,184)      (586,016)
   Proceeds from sales of equity interests in subsidiaries and affiliates        20,564         14,380         80,325
   Purchases of long-term investments and other assets ..................      (292,939)       (59,213)       (65,007)
   Proceeds from sales of long-term investments and other assets ........       183,776         96,891        101,735
                                                                            -----------    -----------    -----------
Net Cash Used in Investing Activities ...................................    (1,034,574)      (772,475)      (583,485)
                                                                            -----------    -----------    -----------
Cash Flows From Financing Activities:
   Proceeds from issuance of shares .....................................            --             --        171,084
   Net increase (decrease) in short-term borrowings .....................        24,543        (15,748)        12,786
   Proceeds from issuances of long-term debt obligations ................       792,995         92,578        411,605
   Repayment of principal of long-term debt obligations .................       (85,988)       (85,713)      (134,606)
   Shares transactions under employee stock plans .......................        50,001         34,456         20,310
   Dividends and loans (to) from affiliates and minority stockholders ...      (140,056)        93,105        (46,431)
   Dividends paid .......................................................      (122,278)      (103,882)       (88,623)
   Purchase of treasury shares ..........................................      (237,082)      (286,159)      (149,347)
                                                                            -----------    -----------    -----------
Net Cash Provided by (Used In) Financing Activities .....................       282,135       (271,363)       196,778
                                                                            -----------    -----------    -----------
   Effect of exchange rate changes on cash and cash equivalents .........         6,950         (1,070)       (35,321)
                                                                            -----------    -----------    -----------
Net (Decrease) Increase in Cash and Cash Equivalents ....................       (59,610)       (72,354)        83,643
Cash and Cash Equivalents at Beginning of Period ........................       576,427        648,781        565,138
                                                                            -----------    -----------    -----------
Cash and Cash Equivalents at End of Period ..............................   $   516,817    $   576,427    $   648,781
                                                                            ===========    ===========    ===========
Supplemental Disclosures:
   Income taxes paid ....................................................   $   227,492    $   235,256    $   223,921
                                                                            ===========    ===========    ===========
   Interest paid ........................................................   $   118,077    $    78,835    $    60,784
                                                                            ===========    ===========    ===========

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies

      Business. Omnicom Group Inc., (the "Company") is one of the largest Marketing and Corporate Communications companies in the world. The Company was formed through a 1986 combination of three marketing and corporate communications networks BBDO, Doyle Dane Bernbach and Needham Harper. The Company has since grown its holdings to over 1400 companies operating in more than 100 countries. The Company provides an extensive range of marketing and corporate communications services, including advertising, media planning and buying, promotional marketing, sports and event marketing, direct marketing, database management, field marketing, digital and interactive marketing, marketing research, public relations, custom publishing, brand consultancy, directory and business-to-business advertising, healthcare communications and recruitment communications and other specialty communications.

      Revenue Recognition. Substantially all revenue is derived from fees for services and for production of advertisements. Additionally, revenue is derived from commissions for placement of advertisements in various media. Revenue is realized when the service is performed, in accordance with the terms of the contractual arrangement, and collection is reasonably assured. Billings are generally rendered upon completion of the earnings process, including upon presentation date for media, when services are rendered, when costs are incurred for radio and television production and when print production is completed.

      The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. During the fourth quarter of 2000, the Company completed a comprehensive review of its revenue recognition policies and determined that they are in compliance with SAB 101.

      Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Omnicom Group Inc. and its domestic and international subsidiaries. All significant intercompany balances and transactions have been eliminated.

      Restatement and Reclassifications. As discussed in Note 2, on February 10, 1999, the Company completed the acquisition of Abbott Mead Vickers Group Limited (formerly known as Abbott Mead Vickers plc ("AMV")). The AMV acquisition was accounted for as a pooling of interests. Information prior to 1999 has been restated to include the accounts of AMV. In addition, certain prior year amounts have been reclassified to conform with the 2000 presentation.

      Investments Available for Sale. Investments available for sale are comprised of the following three categories of investments.

      Short-term investments and time deposits with financial institutions, which consist principally of investments with original maturity dates between 3 months and one year and are therefore classified as current assets.

      Long-term investments in public companies, which are comprised of minority ownership interests in certain public marketing and corporate communications services companies where the Company does not exercise significant influence over the operating and financial policies of the investee. The Company accounts for these investments under the cost method. The original cost of these investments is adjusted and they are recorded on the balance sheet, in long-term investments, at market value, with any unrealized gains or losses recorded to comprehensive income. The Company periodically evaluates these investments to determine if there have been any non-temporary declines in value. A variety of factors are considered when determining if a decline in market value below book value is non-temporary, including, among other things, the financial condition and prospects of the investee, as well as the Company's investment intent.

      Long-term investments in private companies are primarily comprised of preferred equity interests in non-public marketing and corporate communications services companies where the Company does not exercise significant influence over the operating and financial policies of the investee. These minority interests are accounted for under the cost method and are included in other assets. These investments are periodically

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

evaluated to determine if there have been any non-temporary declines below book value. A variety of factors are considered when determining if a decline in fair value below book value is non-temporary, including among other things, the preference position of our interest, the financial condition and prospects of the investee, as well as the Company's investment intent.

      Billable Production. Billable production orders in process consist principally of costs incurred in providing corporate communications services to clients. Such amounts are generally billed to clients when services are rendered, when costs are incurred for radio and television production and when print production is completed.

      Common Stock. Wholly owned subsidiaries of the Company have issued securities which are exchangeable into common stock of the Company at the holders' option. Shares of common stock issuable on the exchange of these securities are included in common stock issued at December 31, 2000. During 2000, the par value of common stock was decreased from $.50 to $.15 per share and the authorized shares of common stock was increased from 300 million shares to 1 billion shares.

      Treasury Stock. The Company accounts for treasury share purchases at cost. The reissuance of treasury shares is accounted for at the average cost. Gains or losses on the reissuance of treasury shares are accounted for as additional paid-in capital.

      Foreign Currency Translation. The Company's financial statements were prepared in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Under this method, net transaction gains of $1.7 million, $9.9 million and $15.2 million are included in 2000, 1999 and 1998 net income, respectively.

      Earnings Per Common Share. Basic earnings per share is based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents which include outstanding options and restricted shares and, if dilutive, adjustments for the assumed conversion of the Company's 21/4% and 4 1/4% Convertible Subordinated Debentures (assumed to be converted for the full year) and the assumed increase in net income for the after tax interest cost of these debentures. For purposes of computing diluted earnings per share for the years ended December 31, 2000, 1999 and 1998, respectively, 2,688,589, 3,046,904 and 3,518,600 shares were assumed to have been outstanding related to common share equivalents and 11,468,018, 11,551,936 and 6,936,500 shares in 2000 1999, and 1998, respectively were assumed to have been converted related to the Company's convertible subordinated debentures. Additionally, the assumed increase in net income used in the computations was $17,939,255, $17,968,000 and $9,627,900 for the years ended December 31, 2000, 1999 and 1998, respectively. The number of shares used in the computations were as follows:

                                  2000             1999             1998
                                ---------        ---------        ---------
Basic EPS computation.......   174,880,952      175,285,932       173,104,700
Diluted EPS computation.....   189,037,559      189,884,772       183,559,800

      The 4 1/4% Convertible Subordinate Debentures were redeemed in the fourth quarter 2000 (see Note 7). For purposes of computing diluted earnings per share for the year ended December 31, 1998, the Company's 21/4% Convertible Subordinated Debentures were not reflected in the computation as inclusion would have been anti-dilutive.

      Gains and Losses on Issuance of Stock in Affiliates and Subsidiaries. Gains and losses on the issuance of stock in equity method affiliates and consolidated subsidiaries are recognized directly in the Company's shareholder's equity through an increase or decrease to additional paid-in capital in the period in which the sale occurs.

      Severance Agreements. Arrangements with certain present and former employees provide for continuing payments for periods up to 10 years after cessation of their full-time employment in consideration for agreements by the employees not to compete and to render consulting services in the post-employment period. Such payments, which are determined, subject to certain conditions and limitations, by earnings in subsequent periods, are expensed in such periods.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

      Intangibles. The intangible values associated with the Company's business consist predominantly of the value of the Company's existing worldwide agency networks and agency brands and the value of the Company's existing ongoing client relationships. Intangibles are amortized on a straight-line basis over a period not to exceed 40 years. The intangibles are written down if, and to the extent, they are determined to be impaired. Intangibles are considered to be impaired if the future anticipated undiscounted cash flows arising from the use of the intangibles is less than the net unamortized cost of the intangibles. The Company's worldwide agency networks have been operating for an average of over 60 years. Client relationships in the corporate communications services industry are typically long-term in nature and the Company's largest clients have on average been clients for more than 30 years. From time to time the Company makes acquisitions consistent with its strategy of enhancing the value of its worldwide agency networks and brands and enhancing and expanding its current ongoing client relationships. The intangibles that result from these acquisitions represent acquisition costs in excess of fair value of tangible net assets acquired and consist primarily of the know-how, reputation, experience and geographic location of the purchased businesses.

      Deferred Taxes. Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of the Company's assets and liabilities. Deferred tax benefits result principally from recording certain expenses in the financial statements which are not currently deductible for tax purposes and from differences between the tax and book basis of assets and liabilities recorded in connection with acquisitions. Deferred tax liabilities result principally from non-cash, unrealized financial statement gains associated with investments and capital transactions including initial public offerings of common stock by affiliates, and expenses which are currently deductible for tax purposes, but have not yet been expensed in the financial statements.

      Cash Flows. The Company's cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments with original maturity dates of three months or less.

      The following supplemental schedule summarizes the fair value of non-cash assets acquired, cash paid, common shares issued, valued at the then market value of the shares, (1999 excludes shares related to the AMV acquisition) and the liabilities assumed in connection with the acquisition of equity interests in subsidiaries and affiliates, for each of the three years ended December 31:

                                                 (Dollars in Thousands)
                                            2000          1999          1998
                                         ----------    ----------    ----------
Fair value of non-cash assets acquired   $1,122,385    $1,059,443    $1,586,331
Cash paid, net of cash acquired ......     (795,686)     (694,184)     (586,016)
Common shares issued .................      (16,031)       (7,200)     (175,180)
                                         ----------    ----------    ----------
Liabilities assumed ..................   $  310,668    $  358,059    $  825,135
                                         ==========    ==========    ==========

      Concentration of Credit Risk. The Company provides marketing and corporate communications services to a wide range of clients who operate in many industry sectors around the world. The Company grants credit to all qualified clients, but does not believe it is exposed to any undue concentration of credit risk to any material extent.

      Derivative Financial Instruments. Derivative financial instruments consist principally of forward foreign exchange contracts and interest rate swaps. For derivative financial instruments to qualify for hedge accounting the following criteria must be met: (1) the hedging instrument must be designated as a hedge;
(2) the hedged exposure must be specifically identifiable and expose the Company to risk; and (3) it must be highly probable that a change in fair value of the derivative financial instrument and an opposite change in the fair value of the hedged exposure will have a high degree of correlation. The majority of the Company's derivative activity relates to forward foreign exchange contracts. The Company executes these contracts in the same currency as the hedged exposure, whereby 100% correlation is achieved. Gains and losses on derivative financial

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

instruments which are hedges of existing assets or liabilities are included in the carrying amount of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Interest received and/or paid arising from swap agreements which qualify as hedges are recognized in income when the interest is receivable or payable. Derivative financial instruments which do not qualify as hedges are revalued to the current market rate and any gains or losses are recorded in income in the current period.

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2. Acquisitions

      During 2000, the Company made acquisitions whose aggregate cost, in cash or by issuance of the Company's common stock and the assumption of net liabilities, totaled $849.8 million for net assets, which included intangible assets, of $790.6 million. Due to the nature of marketing and corporate communications services companies, the companies acquired by the Company generally have minimal tangible net assets. Valuations of these companies are based on a number of factors, including geographic location, service offerings, competitive position and reputation and fit within one of our existing strategic platforms. Included in both figures are payments of $183.9 million made in 2000 related to acquisitions completed in prior years.

      Certain acquisitions completed in 2000 and prior years require payments in future years if certain results are achieved by the companies that were acquired. Formulas for these contingent future payments vary from acquisition to acquisition.

      On February 10, 1999, the Company completed the acquisition of AMV. AMV provides marketing and corporate communications services to clients principally in the United Kingdom. The Company issued 9.6 million shares of common stock in exchange for the 92.3% of AMV ordinary shares not already owned by the Company, at a fixed exchange ratio of .1347 common shares of the Company per AMV ordinary share. The transaction was accounted for under the pooling-of-interests method of accounting. Accordingly, the Company's financial statements have been restated to include the operating results of AMV for all periods presented.

      Selected financial information for the combining entities included in the consolidated statement of income for the year ended December 31, 1998 is as follows (in thousands):
                                                                        1998
                                                                    ------------
Revenue
  Previously reported ................................              $ 4,092,042
  AMV ................................................                  198,904
                                                                    -----------
    Restated .........................................              $ 4,290,946
                                                                    ===========
Net income
  Previously reported ................................              $   285,068
  AMV ................................................                   (6,223)
                                                                    -----------
    Restated .........................................              $   278,845
                                                                    ===========

      The restated results reflect the impact of including the operating results of AMV, net of adjustments to eliminate inter-company transactions between AMV and the Company, and to conform AMV accounting methods to those used by the Company.

      In January 1998, the Company completed the acquisitions of Fleishman-Hillard, Inc., GPC International Holdings Inc. and Palmer Jarvis Inc. These acquisitions were accounted for under the pooling-of-interests method of accounting and, accordingly, the results of operations of Fleishman-Hillard Inc., GPC International Holdings Inc. and Palmer Jarvis Inc. have been included in the consolidated financial statements since January 1, 1998. Prior year consolidated financial statements were not restated as the impact on such years was not material. 3,550,366 shares of common stock were issued by the Company in these acquisitions.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Bank Loans and Lines of Credit

      Bank loans of $72.8 million and $47.7 million at December 31, 2000 and 1999, respectively, are primarily comprised of bank overdrafts of international subsidiaries, which are treated as unsecured loans pursuant to bank agreements. The weighted average interest rate on the borrowings outstanding as of December 31, 2000 and 1999 was 6.1% and 6.37%, respectively.

      At December 31, 2000 and 1999, the Company had committed unsecured lines of credit aggregating $1,871.7 million and $1,420.9 million, respectively. The unused portion of credit lines was $967.4 million and $1,293.8 million at December 31, 2000 and 1999, respectively. The lines of credit, including the credit facilities discussed below, are generally extended at lending rates that the banks grant to their most creditworthy borrowers.

      On April 27, 2000, the Company extended its $750 million revolving credit facility (Facility), which was subsequently amended to $1 billion on July 31, 2000. The Facility, which is used primarily to support the issuance of commercial paper, expires on April 26, 2001; however, the Company may elect to convert all amounts outstanding under the Facility to a one-year term loan. The Company had $831.5 million of commercial paper borrowings outstanding with interest rates ranging from 6.65% to 6.8% as of December 31, 2000, with various maturity dates through February 20, 2001. The gross amount of commercial paper issued and redeemed, under this facility during the year ended December 31, 2000 was $11.9 billion and $11 billion, respectively. Commercial paper is included in long-term debt in the consolidated balance sheet, as it is the Company's intention to refinance these borrowings on a long-term basis through continued commercial paper borrowings supported by available bank facilities (see Note 7) or other long-term financing.

      On February 20, 1998, the Company established a $500 million revolving credit agreement ($500 Million Credit Facility), expiring on June 30, 2003. There were no borrowings under it at December 31, 2000 and 1999. The $500 Million Credit Facility also allows for the issuance of commercial paper backed by a bank letter of credit issued under the facility. The Company had no commercial paper outstanding under this facility as of December 31, 2000 and 1999. The gross amount of commercial paper issued and redeemed during the year under this facility was $1,523 million, $2,046 million and $4,231 million in 2000, 1999 and 1998, respectively.

      The credit facilities contain certain financial covenants regarding the ratio of total consolidated indebtedness to total consolidated capitalization, the ratio of debt to cash flow and a limitation on investments in and loans to affiliates and unconsolidated subsidiaries. At December 31, 2000 the Company was in compliance with these covenants.

4. Employee Stock Plans

      Stock Options and Restricted Stock. Under the terms of the Company's 1998 Incentive Compensation Plan, amended and restated on May 16, 2000 (the "1998 Plan"), 8,250,000 shares of common stock of the Company were reserved, 2,250,000 for restricted stock awards and 6,000,000 for stock option awards to key employees of the Company. As of December 31, 2000, 2,250,000 restricted shares and 5,860,000 non-qualified stock options were available for future grants.

      Pursuant to the 1998 Plan, the price of options awarded may not be less than 100% of the market value of the stock at the date of the grant. Options become exercisable 30% on each of the first two anniversary dates of the grant date with the final 40% becoming exercisable three years from the grant date.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      A summary of the status of the 1998 Plan for the three years ended December 31, 2000 is as follows:

                                                       2000                    1999                      1998
                                               -----------------------   ----------------------  ------------------------
                                                           Weighted                  Weighted                 Weighted
                                                           Average                   Average                   Average
                                               Shares   Exercise Price   Shares  Exercise Price  Shares    Exercise Price
                                               ------   --------------   ------  --------------  ------    --------------
Shares under option,  beginning of year .     8,299,387     $46.37     7,190,800     $23.16     6,867,800     $16.21
Options granted .........................     2,452,500      78.31     3,467,234      74.65     1,700,000      42.62
Options exercised .......................    (1,204,749)     23.15    (2,304,647)     16.44    (1,377,000)     12.52
Options forfeited .......................            --         --       (54,000)     46.91            --
                                              ---------     ------     ---------     ------     ---------     ------
Shares under option, end of year ........     9,547,138     $57.50     8,299,387     $46.37     7,190,800     $23.16
                                              =========     ======     =========     ======     =========     ======
Options exercisable at year-end .........     4,142,888                3,270,887                3,730,800
                                              =========                =========                =========

      The following table summarizes information about options outstanding and options exercisable at December 31, 2000:

                                       Options Outstanding                      Options Exercisable
                           ----------------------------------------------   ----------------------------
                                         Weighted Average
  Range of Exercise          Options         Remaining    Weighted Average    Options   Weighted Average
 Prices (in dollars)       Outstanding   Contractual Life  Exercise Price   Exercisable  Exercise Price
 -------------------       -----------    --------------   --------------   ----------   --------------
$10.02                        183,800         3 years         $10.02          183,800         $10.02
 12.11 to 26.27               280,361         4 years          12.13          280,361          12.13
 12.94                        340,000         5 years          12.94          340,000          12.94
 19.72                        590,000         6 years          19.72          590,000          19.72
 24.28                        913,500         7 years          24.28          913,500          24.28
 39.75 to 66.40             1,497,251         8 years          43.61          837,251          44.39
 44.62 to 91.22             3,344,726         9 years          75.30          997,976          74.15
 78.32 to 84.00             2,397,500        10 years          78.57               --             --
                            ---------                                       ---------
                            9,547,138                                       4,142,888
                            =========                                       =========

      ESPP. Effective September 1, 1999 the Company adopted the Omnicom Group Inc. Employee Stock Purchase Plan (the "ESPP"). The ESPP enables substantially all domestic employees to purchase full or fractional shares of the Company's common stock through payroll deductions of up to 10% of eligible compensation. The price an employee pays is 85% of the fair market value on the purchase date of that plan quarter. During 2000 and 1999 employees purchased 311,171 and 63,408 shares, respectively, all of which were treasury shares, for which $22.3 and $4.8 million was paid, respectively, to the Company. Under the ESPP, 2,625,421 shares remain reserved at December 31, 2000.

      Pro Forma. As permitted by SFAS No. 123, "Accounting for Stock Based Compensation," the Company intends to continue to apply the accounting provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and to make annual pro forma disclosures of the effect of adopting the fair value method of accounting for employee stock options and similar instruments. The pro forma effects on net income for 1999 and 1998 as so calculated were not representative of the effects as calculated in accordance with SFAS 123 for the year 2000 due to the transitional provisions included in SFAS No. 123.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The weighted average fair value of options granted during 2000, 1999 and 1998 was $24.85, $20.91 and $11.45 per option, respectively. The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and with the following assumptions (without adjusting for the risk of forfeiture and lack of liquidity):

                                  2000              1999              1998
                                ---------         ---------         ---------
Expected option lives......      5 years           5 years           5 years
Risk free interest rate....   4.96% - 6.67%     4.77% - 6.31%     4.66% - 5.75%
Expected volatility........  21.88% - 26.49%   18.25% - 21.2%    18.36% - 20.15%
Dividend yield.............    0.6% - 0.9%       0.7% - 0.8%       0.9% - 1.0%

      Using compensation cost for grants of the Company's stock options and shares issued under the ESPP, determined based on the estimated fair value at the grant or issuance date in 2000, 1999 and 1998, consistent with the provisions of SFAS No. 123, the effect on the Company's net income and income per share would have been as follows:

                                                     Dollars in Thousands
                                                    Except Per Share Data
                                             -----------------------------------
                                               2000         1999          1998
                                             --------     --------      --------
Net income, as reported...................   $498,795     $362,882      $278,845
Net income, pro forma.....................    475,650      347,643       271,031

Basic income per share, as reported.......       2.85         2.07          1.61
Basic income per share, pro forma.........       2.72         1.98          1.57

Diluted income per share, as reported.....       2.73         2.01          1.57
Diluted income per share, pro forma.......       2.62         1.93          1.53

       Restricted Shares. A summary of changes in outstanding shares of restricted stock for the three years ended December 31, 2000 is as follows:

                                     2000             1999              1998
                                 ----------        ----------        ----------
Beginning balance ........        2,602,281         2,703,612         3,137,350
  Amount granted .........          904,429           935,263           783,419
  Amount vested ..........         (906,197)         (983,251)       (1,111,808)
  Amount forfeited .......         (107,008)          (53,343)         (105,349)
                                 ----------        ----------        ----------
Ending balance ...........        2,493,505         2,602,281         2,703,612
                                 ==========        ==========        ==========

      All restricted shares were sold at a price per share equal to their par value. The difference between par value and market value on the date of the grant is charged to shareholders' equity and then amortized to expense over the period of restriction. The restricted shares vest in 20% annual increments provided the employee remains in the employ of the Company.

      Restricted shares may not be sold, transferred, pledged or otherwise encumbered until the restrictions lapse. Under most circumstances, the employee must resell the shares to the Company at par value if the employee ceases employment prior to the end of the period of restriction.

      The charge to operations in connection with these restricted stock awards for the years ended December 31, 2000, 1999 and 1998 amounted to $39.1 million, $27.8 million and $21.5 million, respectively.

5. Segment Reporting

      The Company's wholly and partially owned businesses operate within the marketing and corporate communications services operating segment. These businesses provide a variety of communications services to clients under worldwide, national and regional independent agency brands. The businesses exhibit similar economic characteristics driven from their consistent efforts to create customer driven marketing and corporate

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

communications services that build their clients' businesses. A summary of the Company's operations by geographic area as of December 31, 2000, 1999 and 1998 and for the years then ended is presented below:

                                                            (Dollars in Thousands)
                                ---------------------------------------------------------------------------------
                                United      United                             Other      Other
                                States      Kingdom    Germany     France     Europe  International  Consolidated
                                ------      -------    -------     ------     ------  -------------  ------------
2000
   Revenue.................. $3,258,193    $819,081    $436,527   $387,569    $583,142    $669,718   $6,154,230
   Long-Lived Assets........    254,654      93,653       9,963     17,059      43,555      64,221      483,105
1999
   Revenue.................. $2,532,917    $720,047    $431,739   $359,042    $554,767    $532,033   $5,130,545
   Long-Lived Assets........    219,590     101,989      10,883     16,951      38,661      56,648      444,722
1998
   Revenue.................. $2,098,220    $659,658    $358,441   $306,734    $468,878    $399,015   $4,290,946
   Long-Lived Assets........    156,092     100,242      11,916     17,245      38,446      52,600      376,541

6. Equity and Cost Based Investments

      Equity Investments in Marketing and Corporate Communications Companies. The Company has in excess of 75 unconsolidated affiliates accounted for under the equity method. The companies offer marketing and corporate communications services similar to those offered by the Company. The equity method is used when the Company has an ownership of less than 50% but exercises significant influence over the operating and financial policies of the affiliate. The following table summarizes the balance sheets and income statements of the Company's unconsolidated affiliates, primarily in the United States, Europe and Australia, as of December 31, 2000, 1999 and 1998 and for the years then ended:

                                                  (Dollars in Thousands)
                                          --------------------------------------
                                             2000          1999           1998
                                          --------       --------       --------
Current assets ....................       $926,792       $912,791       $773,661
Non-current assets ................        302,073        241,385        156,459
Current liabilities ...............        682,719        692,927        657,247
Non-current liabilities ...........         62,955         65,978         87,258
Minority interests ................          7,796          1,002          2,327
Gross revenue .....................        816,717        522,103        510,730
Costs and expenses ................        740,267        467,745        444,453
Net income ........................         45,076         23,662         33,183

      The Company's equity in the net income of these affiliates amounted to $10.9 million, $15.4 million and $20.5 million for 2000, 1999 and 1998, respectively. The Company's equity in the net tangible assets of these affiliated companies was $205.2 million, $174.0 million and $110.5 million at December 31, 2000, 1999 and 1998, respectively. Included in the Company's investments in affiliates is the excess of acquisition costs over the fair value of tangible net assets acquired. These excess acquisition costs are being amortized on a straight-line basis over a period not to exceed 40 years. In 2000, 1999 and 1998, the Company disposed of shares held in certain affiliates. The resulting impact of these disposals was not material to the Company's consolidated results of operations or financial position.

      The Company, through a wholly owned subsidiary, made an initial investment in Agency.com Ltd. ("Agency") in September 1996. The Company owns 36% of Agency and accounts for its investment under the equity method. In December 1999, Agency issued shares of its common stock in an initial public offering. Based on an offering price of $26 per share, an after tax gain of $17.6 million was recognized by the Company in shareholders' equity as a direct increase to additional paid-in capital. During the month of December 2000 and at December 31, 2000, for the first time the market value of the Company's investment of $51.2 million was below its book value, including the effect of recording the non-cash gain in shareholders equity described above. The market value has fluctuated (both increasing and decreasing) since then and was below our book value on March 15, 2001. Based on management's consideration of the factors described in Footnote 1, Investments

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Available for Sale, it was determined that there has not been a non-temporary decline in the fair value of this investment below its book value. Accordingly, no adjustment to the December 31, 2000 book value was recorded.

      Long-Term Investments Available for Sale. The Company's Long-Term Investments Available for Sale consist of certain public marketing and corporate communication companies. During the year ended December 31, 2000, the Company sold a portion of its ownership interest in Razorfish Inc. ("Razorfish"), which was recorded under the cost method of accounting and included in Long-Term Investments at December 31, 2000 and 1999. As a result of the sale, the Company realized a pre-tax gain of approximately $110 million. Included in net income for the year ended December 31, 2000 is $63.8 million ($0.33 per diluted share) related to this transaction and comprehensive income was adjusted to reflect the reclassification of the gain from unrealized to realized.

      Razorfish issued shares of its common stock in an initial public offering in April 1999. The Company owned 32.4% of Razorfish's equity immediately following the initial public offering. Consistent with the Company's accounting policy and based on an offering price of $16 per share, an after-tax gain of $5.1 million was recognized by the Company in shareholders' equity as a direct increase to additional paid-in capital. During the fourth quarter of 1999, the Company's ownership interest in Razorfish was diluted below 20%. Given that the Company no longer exercised significant influence and as a result of the dilution of its ownership below 20%, the Company discontinued accounting for its investment under the equity method. Substantially, all of the Company's long-term investments at December 31, 1999 were comprised of shares of Razorfish Inc., carried at market value.

      During 2000, certain other companies in which the Company had investments completed initial public offerings of their equity securities. Accordingly, the Company adjusted the carrying value of these holdings to reflect the market value and recorded an unrealized gain to comprehensive income. During the balance of the year, the market value of these companies declined thereby reducing the total value of the Company's Long-Term Investments and Accumulated Comprehensive Income. At December 31, 2000, the aggregate market value of these investments was below their aggregate original cost. The aggregate market value of these investments has fluctuated (both increasing and decreasing) since then and was below our aggregate book value on March 15, 2001. Based on management's consideration of the factors described in Footnote 1, Investments Available for Sale, it was determined there has not been a non-temporary decline in the fair value of these investments below its book value. Accordingly, no adjustment to the December 31, 2000 book value was recorded.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Long-Term Debt and Convertible Subordinated Debentures

      Long-term debt and convertible subordinated debentures outstanding as of December 31, 2000 and 1999 consisted of the following:

                                                          (Dollars in Thousands)
                                                         -----------------------
                                                            2000          1999
                                                         ----------     --------
U.S. Dollar commercial paper with an average
  interest rate of 6.75% and 6.41% in 2000
  and 1999, respectively ...........................     $  831,486     $ 79,402
Deutsche Mark Floating Rate Bonds matured
  on January 5, 2000, interest at DM three
  month LIBOR, plus 0.65% ..........................             --       57,185
French Franc 5.20% Notes, with a scheduled
  maturity in 2005 .................................        143,714      153,394
Floating Rate Loan Notes, with a scheduled
  maturity in 2001 .................................              9        1,982
Other notes and loans payable to banks and
  others at rates from 4% to 26%, maturing
  at various dates through 2018 ....................         69,517       53,807
                                                         ----------     --------
                                                          1,044,726      345,770
Less current portion ...............................         29,307       82,621
                                                         ----------     --------
 Total long-term debt ..............................     $1,015,419     $263,149
                                                         ==========     ========
4 1/4% Convertible Subordinated Debentures,
  redeemed on December 29, 2000 ....................             --     $218,483
2 1/4% Convertible Subordinated Debentures
  with a scheduled maturity in 2013 ................        229,968      230,000
                                                         ----------     --------
 Total convertible subordinated debentures .........     $  229,968     $448,483
                                                         ==========     ========

      For the years ended December 31, 2000, 1999 and 1998, the Company incurred gross interest expense on its borrowings of $116.7 million, $84.9 million and $74.5 million, respectively.

      Commercial paper is issued under the Company's credit facility described in Note 3.

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

      In March 1998, the Company issued floating rate Loan Notes in connection with the acquisition of the GGT Group plc. The Loan Notes are unsecured obligations and bear interest at a yearly rate offered in the London Inter-Bank Market for six-month sterling deposits. The Loan Notes are redeemable, at the option of the holder, in whole or in part at their nominal amount, together with accrued interest on any interest payment date after December 31, 1998. A substantial portion of the Loan Notes were redeemed by the Company during 2000. Unless previously repaid, redeemed, or purchased and cancelled, the remaining balance will be repaid on June 30, 2001 at par.

      On January 6, 1998, the Company issued $230 million of 21/4% Convertible Subordinated Debentures with a scheduled maturity in 2013. The debentures are convertible into common stock of the Company at a conversion price of $49.83 per share subject to adjustment in certain events. Debenture holders have the right to require the Company to redeem the debentures on January 6, 2004 at a price of 118.968%, or upon the occurrence of a Fundamental Change, as defined in the indenture, at the prevailing redemption price. The Company may redeem the debentures, as a whole or in part, on or after December 31, 2001 initially at 112.841% and at increasing prices thereafter to 118.968% until January 6, 2004, and 100% thereafter. Unless the debentures are redeemed, repaid or converted prior thereto, the debentures will mature on January 6, 2013 at their principal amount.

      On January 3, 1997, the Company issued $218.5 million of 41/4 Convertible Subordinated Debentures with a scheduled maturity in 2007. The debentures were redeemed by the Company on December 29, 2000 at a conversion price of $31.50 per share and approximately 6.9 million shares were issued.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      On January 4, 1995, a subsidiary of the Company issued Deutsche Mark 200 million Floating Rate Bonds. On August 18, 1997 and October 1, 1997, Deutsche Mark 69 million and Deutsche Mark 20 million, respectively, of the Deutsche Mark 200 million Floating Rate Bonds were repurchased. The remaining bonds matured on January 5, 2000 and were repaid at par.

      Aggregate maturities on long-term debt and convertible subordinated debentures in the next five years are as follows:

                                                         (Dollars in Thousands)

       2001................................................     $ 29,307
       2002................................................      842,495
       2003................................................       12,509
       2004................................................          813
       2005................................................          807
       Thereafter..........................................      388,763

8. Income Taxes

      Income before income taxes and the provision for taxes on income consisted of the amounts shown below:

                                                  Years Ended December 31,
                                                  (Dollars in Thousands)
                                            ------------------------------------
                                              2000          1999          1998
                                            --------      --------      --------
Income before incomes taxes:
  Domestic ...........................      $534,913      $314,338      $263,058
  International ......................       376,704       359,370       258,739
                                            --------      --------      --------
     Total ...........................      $911,617      $673,708      $521,797
                                            ========      ========      ========
Provision for taxes on income:
  Current:
     Federal .........................      $153,786      $ 80,401      $ 65,180
     State and local .................        36,391        30,577        21,292
     International ...................       159,389       144,228       121,367
                                            --------      --------      --------
                                             349,566       255,206       207,839
                                            ========      ========      ========
   Deferred:
     Federal .........................        16,326         9,499         7,943
     State and local .................         2,402           381         1,853
     International ...................           846         8,161         1,457
                                            --------      --------      --------
                                              19,574        18,041        11,253
                                            --------      --------      --------
     Total ...........................      $369,140      $273,247      $219,092
                                            ========      ========      ========

      The Company's effective income tax rate varied from the statutory federal income tax rate as a result of the following factors:

                                                     2000       1999       1998
                                                     ----       ----       ----
Statutory federal income tax rate .............      35.0%      35.0%      35.0%
State and local taxes on income, net of
  federal  income tax benefit .................       3.0        3.0        2.9
International subsidiaries' tax rate
  differentials ...............................       1.1        1.3        2.2
Non-deductible amortization of goodwill .......       2.6        3.2        3.4
Other .........................................      (1.2)      (1.9)      (1.5)
                                                     ----       ----       ----
Effective rate ................................      40.5%      40.6%      42.0%
                                                     ====       ====       ====

      Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of the Company's assets and liabilities. Deferred tax benefits result principally from recording certain expenses in the financial statements which are not currently deductible for tax purposes and from differences between the tax and book basis of assets and liabilities recorded in connection with acquisitions. Deferred tax liabilities result principally from non-cash, unrealized financial statement gains associated with investments and

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

capital transactions including initial public offerings of common stock by affiliates, and expenses which are currently deductible for tax purposes, but have not yet been expensed in the financial statements.

      Deferred tax benefits (liabilities) as of December 31, 2000 and 1999 consisted of the amounts shown below (dollars in millions):

                                                             2000        1999
                                                             ----        ----
   Unrealized gains on investments in and capital
      transactions of, affiliates ......................    $(37.8)    $(320.2)
   Compensation and severance reserves .................      73.3        52.7
   Acquisition liabilities .............................      76.2        43.1
   Deductible intangibles ..............................      18.7        37.1
   Lease reserves ......................................       3.1         4.9
   Financial instruments ...............................       6.5         7.3
   Other, net ..........................................       4.8         5.2
                                                            ------      ------
                                                            $144.8     $(169.9)
                                                            ======      ======

      Current deferred tax benefits as of December 31, 2000 and 1999 were $46.4 million and $30.0 million, respectively, and were included in prepaid expenses and other current assets. Non-current deferred tax benefits as of December 31, 2000 and 1999 were $136.2 million and $120.3 million, respectively. The Company has concluded that it is probable that it will be able to realize these deferred tax benefits in future periods.

      A provision has been made for additional income and withholding taxes on the earnings of international subsidiaries and affiliates that will be distributed.

9. Employee Retirement Plans

      The Company's international and domestic subsidiaries provide retirement benefits for their employees primarily through defined contribution plans. Company contributions to the plans, which are determined by the board of directors of the subsidiaries, have been in amounts up to 15% (the maximum amount deductible for federal income tax purposes) of total eligible compensation of participating employees. Expenses related to the Company's contributions to these plans amounted to $82.0 million, $77.2 million and $72.7 million in 2000, 1999 and 1998, respectively.

      The Company's pension plans are primarily international. These plans are not required to report to governmental agencies pursuant to the Employee Retirement Income Security Act of 1974. Substantially all of these plans are funded by fixed premium payments to insurance companies which undertake legal obligations to provide specific benefits to the individuals covered. Pension expense amounted to $11.1 million, $8.5 million and $5.2 million in 2000, 1999 and 1998, respectively.

      Certain subsidiaries of the Company have executive retirement programs under which benefits will be paid to participants or to their beneficiaries over 15 years beginning at age 65 or death. In addition, other subsidiaries have individual deferred compensation arrangements with certain executives which provide for payments over varying terms upon retirement, cessation of employment or death. Some of the Company's domestic subsidiaries provide life insurance and medical benefits for retired employees. Eligibility requirements vary by subsidiary, but generally include attainment of a specified combined age plus years of service factor. The costs related to these benefits were not material to the 2000, 1999 and 1998 consolidated results of operations or financial position.

10. Commitments and Contingent Liabilities

      At December 31, 2000, the Company was committed under operating leases, principally for office space. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent expense was $429.0 million in 2000, $341.6 million in 1999 and $311.5 million in 1998 after reduction for rents received from subleases of $19.9 million, $17.4 million and $14.7 million, respectively. Future minimum base rents under terms of noncancellable operating leases, reduced by rents to be received from existing noncancellable subleases, are as follows:

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                            (Dollars in Thousands)
                                   Gross Rent     Sublease Rent     Net Rent
                                   ----------    --------------    ----------
   2001.........................   $  310,927       $12,356       $  298,571
   2002.........................      279,472        10,547          268,925
   2003.........................      243,391         8,831          234,560
   2004.........................      207,478         6,940          200,538
   2005.........................      186,323         4,912          181,411
   Thereafter...................    1,018,498        10,720        1,007,778

      The  present   value  of  the  gross  future   minimum  base  rents  under
noncancellable operating leases is $1,468 million.

      Where appropriate, management has established reserves for the difference between the cost of leased premises that were vacated and anticipated sublease income.

      The Company is involved in various routine legal proceedings incidental to the ordinary course of its business. The Company does not presently expect that these proceedings will have a material adverse effect on its consolidated financial position or results of operations.

11. Fair Value of Financial Instruments

      The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2000 and 1999. Amounts in parentheses represent liabilities.

                                                 2000                       1999
                                     --------------------------    ------------------------
                                        (Dollars in Thousands)       (Dollars in Thousands)
                                       Carrying        Fair         Carrying        Fair
                                        Amount         Value         Amount         Value
                                     -----------    -----------    ---------    -----------
Cash, cash equivalents and
  short-term investments .........   $   576,539    $   576,539    $ 618,187    $   618,187
Long-term investments ............        79,554         79,554      785,406        785,406
Other investments ................       149,239        149,239       21,419         21,419
Long-term debt and convertible
  subordinated debentures ........    (1,274,694)    (1,439,019)    (794,253)    (1,509,076)
Cross currency interest rate swaps       (31,682)       (31,682)     (47,038)       (47,038)
Financial Commitments
   Forward foreign exchange
     contracts ...................            --         (2,799)          --         (1,596)
   Guarantees ....................            --        (78,271)          --        (47,861)
   Letters of credit .............            --         (2,358)          --        (14,002)

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

Long-term investments:

      Long-term investments consist of available-for-sale securities, primarily in the Company's holdings in marketing and corporate communications companies that are publicly traded. The investments are carried at market value and the unrealized gains and losses on these securities are included in Shareholders' Equity.

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

Financial Commitments:

      The estimated fair values of derivative positions are based upon quotations received from independent, third party banks and represent the net amount required to terminate the position, taking into consideration market rates and counterparty credit risk. The fair values of guarantees and letters of credit were based upon the face value of the underlying instruments.

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

      At December 31, 2000 and 1999, the Company had Japanese yen 16.3 billion aggregate notional principal amount of cross currency interest rate swaps. The swaps effectively hedge the Company's net investment in Japanese yen denominated assets.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Company enters into forward foreign exchange contracts predominately to hedge intercompany receivables and payables which are recorded in a currency different from that in which they will settle. Gains and losses on these positions are deferred and included in the basis of the transaction upon settlement. The terms of these contracts are generally three months or less. At December 31, 2000 and 1999, the aggregate amount of intercompany receivables and payables subject to this hedge program was $254 million and $773 million, respectively. The table below summarizes by major currency the notional principal amounts of the Company's forward foreign exchange contracts outstanding at December 31, 2000 and 1999. The "buy" amounts represent the U.S. dollar equivalent of commitments to purchase the respective currency, and the "sell" amounts represent the U.S. dollar equivalent of commitments to sell the respective currency.

                                        (Dollars in thousands)
                                      Notional Principal Amount
                        --------------------------------------------------------
                                    2000                        1999
                        ---------------------------  ---------------------------
        Currency        Company Buys  Company Sells  Company Buys  Company Sells
        --------        ------------  -------------  ------------  -------------
U.S. Dollar............   $35,714       $ 22,224        $140,704     $ 90,416
Euro...................    24,423         94,757         261,228      246,599
Canadian Dollar........        --         14,805          52,296       60,485
Swedish Krona..........     3,140          3,663           4,027        1,463
Hong Kong Dollar.......     5,783          3,929           3,870        2,669
Australian Dollar......       281          5,146           1,485          124
Swiss Franc............       807          3,811             618        3,902
Singapore Dollar.......     3,487          5,083           1,088        4,930
Greek Drachma..........     1,107          1,669              22        3,088
Norwegian Krone........        --         10,728              --        9,453
Danish Krone...........        --         12,686              --        4,177
Czech Republic Koruna..        --             --              --           68
Japanese Yen...........        --          1,057              --           --
                          -------       --------        --------     --------
  Total................   $74,742       $179,558        $465,338     $427,374
                          =======       ========        ========     ========

      The derivative financial instrument existing during the years ended December 31, 2000 and 1999 were entered into for the purpose of hedging certain specific currency and interest rate risks. As a result of these financial instruments, the Company reduced financial risk in exchange for foregoing any gain (reward) which might have occurred if the markets moved favorably. In using derivative financial instruments, management exchanged the risks of the financial markets for counterparty risk. To minimize counterparty risk the Company only enters into derivative contracts with major well-known banks that have credit ratings equal to or better than the Company's.

13. Adoption of New Accounting Pronouncements

      In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which the Company was required to adopt effective January 1, 2001. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 must be applied to (1) derivative instruments and (2) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Company has adopted SFAS No. 133 effective January 1, 2001. The impact of SFAS No. 133 on the Company's financial statements is not material to the Company's consolidated financial position or results of operations.

14. Subsequent Events

      In February 2001, the Company completed the issuance of $850 million of aggregate principal amount of Liquid Yield Option Notes (LYONs) due February 7, 2031. The net proceeds from the LYONs offering were $830.2 million. The LYONs are unsecured, unsubordinated zero-coupon securities that may be converted into common shares, subject to specified conditions relating to the price of common shares. The conversion price is $110.01 per share subject to antidilutive adjustment. The Company may be required to purchase the LYONs after February 7, 2002 using, at the Company's election, cash or common stock or a combination of both and the Company has the option of redeeming the LYONs after February 7, 2006 for cash. In addition, the Company may be obligated to pay contingent cash interest, if the Company's stock price reaches specified thresholds, equal to the amount of dividends it pays to common shareholders during the relevant period.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   Quarterly Results of Operations (Unaudited)

      The following table sets forth a summary of the Company's unaudited quarterly results of operations for the years ended December 31, 2000 and 1999, in thousands of dollars except for per share amounts. During the first quarter of 2000, the Company sold a portion of its ownership interest in Razorfish Inc. As a result of the sale, the Company realized a pre-tax gain of $110 million. Included in net income for the first quarter is $63,826,000 related to this transaction.

                                First       Second        Third       Fourth
                                -----       ------        -----       ------
Revenue
    2000                     $1,379,014   $1,520,245   $1,452,523   $1,802,448
    1999                      1,146,877    1,270,369    1,210,880    1,502,419

Realized Gain on Sale of
    Razorfish Shares
    2000                        110,044           --           --           --
    1999                             --           --           --           --

Income Before Income Taxes
    2000                        262,410      237,624      158,755      252,828
    1999                        123,323      198,699      131,254      220,432

Income Taxes
    2000                        108,468       96,256       64,552       99,864
    1999                         50,515       80,573       53,851       88,308

Income After Income Taxes
    2000                        153,942      141,368       94,203      152,964
    1999                         72,808      118,126       77,403      132,124

Equity in Affiliates
    2000                            876        2,629        3,107        4,302
    1999                            929        2,849         (202)      11,792

Minority Interests
    2000                        (11,281)     (16,610)     (11,646)     (15,059)
    1999                         (8,175)     (13,833)      (6,916)     (24,023)

Net Income
    2000                        143,537      127,387       85,664      142,207
    1999                         65,562      107,142       70,285      119,893

Basic Earnings Per Share
    2000                           0.82(A)      0.73         0.49         0.81
    1999                           0.37         0.61         0.40         0.69

Diluted Earnings per Share
    2000                           0.78(A)      0.70         0.48         0.78
    1999                           0.37         0.59         0.39         0.66

----------
(A) These amounts include the realized gain on sale of Razorfish shares. Excluding this gain, the basic and diluted earnings per share amounts in the first quarter of 2000 were $0.46 and $0.45, respectively.