Form 10-Q
period 2001-03-31
OMNICOM GROUP INC
filed 2001-05-14
CIK 29989

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended: March 31, 2001
                                            --------------

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____________ to ____________

            Commission File Number: 1-10551
                                    -------

                               OMNICOM GROUP INC.
================================================================================
             (Exact name of registrant as specified in its charter)

          New York                                       13-1514814
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing
requirements for the past 90 days.      YES X     NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 185,220,561 (as of April 30,
2001)

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                                      INDEX

PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

   Item 1. Financial Statements

           Consolidated Condensed Balance Sheets -
             March 31, 2001 and December 31, 2000                          1

           Consolidated Condensed Statements of Income -
             Three Months Ended March 31, 2001 and 2000                    2

           Consolidated Condensed Statements of Cash Flows -
             Three Months Ended March 31, 2001 and 2000                    3

           Notes to Consolidated Condensed Financial Statements            4

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             9

   Item 3. Quantitative and Qualitative Disclosures About Market Risk     12


PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                               13

           Signatures                                                     14

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                      (Unaudited)
                                                                                        March 31,     December 31,
                                                                                          2001            2000
                                                                                          ----            ----
                                      Assets
                                      ------
Current assets:
    Cash and cash equivalents ..................................................      $   420,705     $   516,817
    Short-term investments at market, which approximates cost ..................           37,466          59,722
    Accounts receivable, less allowance for doubtful accounts
       of $64,639 and $72,745 ..................................................        3,355,318       3,857,182
    Billable production orders in process, at cost .............................          434,418         403,565
    Prepaid expenses and other current assets ..................................          547,169         529,597
                                                                                      -----------     -----------
           Total Current Assets ................................................        4,795,076       5,366,883

    Furniture, equipment and leasehold improvements at cost, less accumulated depreciation and amortization of $558,202
       and $557,210 ............................................................          482,321         483,105
    Investments in affiliates ..................................................          405,630         432,664
    Intangibles, less amortization of $420,134 and $410,396 ....................        2,916,547       2,948,821
    Deferred tax benefits ......................................................          108,061         136,196
    Long-term investments, available-for-sale ..................................           33,915          79,554
    Deferred charges and other assets ..........................................          485,679         444,276
                                                                                      -----------     -----------
           Total Assets ........................................................      $ 9,227,229     $ 9,891,499
                                                                                      ===========     ===========

                       Liabilities and Shareholders' Equity
                       ------------------------------------

Current liabilities:
    Accounts payable ...........................................................      $ 3,227,592     $ 4,351,039
    Current portions of long-term debt .........................................           30,697          29,307
    Bank loans .................................................................          143,788          72,813
    Advance billings ...........................................................          518,958         630,502
    Accrued taxes on income ....................................................           58,482         159,238
    Other accrued taxes ........................................................          165,047         167,898
    Other accrued liabilities ..................................................          955,279       1,183,199
    Dividends payable ..........................................................           32,246          31,056
                                                                                      -----------     -----------
         Total Current Liabilities .............................................        5,132,089       6,625,052
                                                                                      -----------     -----------

Long-term debt .................................................................        1,053,927       1,015,419
Convertible debentures .........................................................        1,079,895         229,968
Deferred compensation and other liabilities ....................................          297,894         296,921
Deferred income taxes on unrealized gains ......................................           32,701          37,792
Minority interests .............................................................          119,034         137,870

Shareholders' equity:
    Common stock ...............................................................           29,115          29,115
    Additional paid-in capital .................................................        1,120,116       1,166,076
    Retained earnings ..........................................................        1,322,029       1,258,568
    Unamortized restricted stock ...............................................         (108,072)       (119,796)
    Accumulated other comprehensive loss .......................................         (310,012)       (232,063)
    Treasury stock .............................................................         (541,487)       (553,423)
                                                                                      -----------     -----------
         Total Shareholders' Equity ............................................        1,511,689       1,548,477
                                                                                      -----------     -----------
         Total Liabilities and Shareholders' Equity ............................      $ 9,227,229     $ 9,891,499
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

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                     2001             2000
                                                     ----             ----

Revenue ....................................      $1,601,134       $1,379,015

Operating expenses:
    Salaries and related costs .............         944,865          838,867
    Office and general expenses ............         464,985          376,461
                                                  ----------       ----------
                                                   1,409,850        1,215,328
                                                  ----------       ----------
Operating profit ...........................         191,284          163,687

Gain on sale of Razorfish shares ...........              --          110,044

Net interest expense .......................          20,309           11,321
                                                  ----------       ----------

Income before income taxes .................         170,975          262,410

Income taxes ...............................          67,723          108,469
                                                  ----------       ----------

Income after income taxes ..................         103,252          153,941
Equity in affiliates .......................             410              876
Minority interests .........................          (8,382)         (11,279)
                                                  ----------       ----------
      Net income ...........................      $   95,280       $  143,538
                                                  ==========       ==========

Net Income Per Common Share:

Net income:
    Basic ..................................      $     0.52       $     0.82
    Diluted ................................      $     0.52       $     0.78

Dividends declared per common share ........      $    0.175       $    0.175

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                                      Three Months Ended March 31,
                                                                                      ----------------------------
                                                                                          2001             2000
                                                                                          ----             ----
Cash flows from operating activities:
     Net income ...................................................................   $    95,280      $   143,538
     Adjustments to reconcile net income to net cash used for operating activities:
     Loss (Gain) on sale of long-term investments .................................         3,500         (110,044)
     Depreciation and amortization of tangible assets .............................        26,670           25,339
     Amortization of intangible assets ............................................        23,236           19,832
     Minority interests ...........................................................         8,382           11,279
     Earnings of affiliates less than dividends received ..........................         3,274              794
     Decrease in deferred tax benefits ............................................        16,566            1,759
     Tax benefit on employee stock plans ..........................................         6,738            9,655
     Provisions for losses on accounts receivable .................................         1,879            2,341
     Amortization of restricted stock .............................................        10,027            7,465
     Decrease in accounts receivable ..............................................       410,080          171,051
     Increase in billable production orders in process ............................       (38,135)        (102,949)
     Increase in prepaid expenses and other current assets ........................       (23,187)        (113,490)
     Decrease in accounts payable .................................................    (1,021,226)        (882,291)
     Decrease in other accrued liabilities ........................................      (300,187)        (159,401)
     (Decrease) increase in accrued taxes on income ...............................       (99,907)          36,943
     (Increase) decrease in advances to affiliates ................................       (17,726)          40,916
     (Increase) decrease in deferred charges and other ............................       (19,054)           4,671
                                                                                      -----------      -----------
        Net cash used for operating activities ....................................      (913,790)        (892,592)
                                                                                      -----------      -----------

Cash flows from investing activities:
     Capital expenditures .........................................................       (34,579)         (33,089)
     Payments for purchases of equity interests in subsidiaries and
        affiliates, net of cash acquired ..........................................       (83,469)        (129,065)
     Proceeds from sales of equity interests in subsidiaries and affiliates .......          --              6,017
     Purchases of long-term investments and other assets ..........................          --           (132,602)
     Proceeds from sales of long-term investments and other assets ................        63,247          145,628
                                                                                      -----------      -----------
        Net cash used for investing activities ....................................       (54,801)        (143,111)
                                                                                      -----------      -----------

Cash flows from financing activities:
     Net increase in short-term borrowings ........................................        80,120          192,527
     Share transactions under employee stock plans ................................        21,009            7,673
     Proceeds from issuance of convertible debentures and
        long-term debt obligations ................................................       913,409          934,336
     Repayments of principal of long-term debt obligations ........................       (11,954)        (146,019)
     Dividends from and loans (to) affiliates and minority shareholders ...........       (29,401)         (55,112)
     Dividends paid ...............................................................       (30,628)         (30,677)
     Purchase of treasury shares ..................................................       (60,149)         (86,270)
                                                                                      -----------      -----------
        Net cash provided by financing activities .................................       882,406          816,458
                                                                                      -----------      -----------

Effect of exchange rate changes on cash and cash equivalents ......................        (9,927)          (3,720)
                                                                                      -----------      -----------
        Net decrease in cash and cash equivalents .................................       (96,112)        (222,965)
Cash and cash equivalents at beginning of period ..................................       516,817          576,427
                                                                                      -----------      -----------
Cash and cash equivalents at end of period ........................................   $   420,705      $   353,462
                                                                                      ===========      ===========

Supplemental Disclosures:
     Income taxes paid ............................................................   $   113,592      $    65,622
                                                                                      ===========      ===========
     Interest paid ................................................................   $    24,604      $    18,092
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

2. These statements reflect all adjustments, consisting of normally recurring accruals, which in the opinion of management are necessary for a fair presentation, in all material respects, of the information contained therein. Certain reclassifications have been made to the March 31, 2000 and December 31, 2000 reported amounts to conform them with the March 31, 2001 presentation. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

3. Results of operations for interim periods are not necessarily indicative of annual results.

4. Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents which include outstanding options and restricted shares and, if dilutive, adjusted for the assumed conversion of the Company's Convertible Subordinated Debentures (the "Debentures") and the assumed increase in net income for the after tax interest cost of the Debentures. In December 2000, the 4 1/4% Convertible Subordinated Debentures were called for redemption and subsequently converted by holders into shares of common stock. The additional shares are included in shares outstanding at March 31, 2001. In determining if the Debentures were dilutive at March 31, 2001 and 2000, the Debentures were assumed to have been converted for the entire quarter. For purposes of computing diluted earnings per share for the three months ended March 31, 2001 and 2000, respectively, 183,809,000 and 177,484,000 common share equivalents were assumed to have been outstanding. Additionally, 4,614,000 and 11,552,000 shares, respectively were assumed to have been converted related to the Debentures and the assumed increase in net income used in the computation was $2,088,000 and $4,441,000, respectively. The number of shares used in the computations of basic and diluted earnings per share were as follows:

                                                      Three Months
                                                     Ended March 31,
                                               ---------------------------
                                                  2001            2000
                                                  ----            ----

                   Basic EPS                   181,842,000     174,669,000
                   Diluted EPS                 188,423,000     189,036,000

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

5.    Total comprehensive income and its components were as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                               ($ in 000's)
                                                           -------------------
                                                              2001      2000
                                                              ----      ----

    Net income for the period ............................ $ 95,280   $143,538

    Unrealized loss on long-term investments,
    net of income taxes of $6,314 and $8,910 in
    2001 and 2000, respectively ..........................   (9,471)   (12,910)

    Reclassification to realized gain on sale of
    Razorfish shares, net of income taxes of $46,218 .....       --    (63,826)

    Reclassification to realized loss on sale of certain
    marketable securities, net of income tax benefit
    of $1,400 ............................................    2,100       --

    Foreign currency translation adjustment, net of
    income taxes of $47,052 and $18,596
    in 2001 and 2000, respectively .......................  (70,578)   (26,761)
                                                           --------   --------

    Comprehensive income for the period .................. $ 17,331   $ 40,041
                                                           ========   ========


            During the three months ended March 31, 2001, the Company sold its minority interests in several public companies that it held as investments. The Company realized a pre-tax loss of $3,500,000 related to this transaction and comprehensive income for the period has been adjusted to reflect the reclassification of this loss from unrealized to realized.

            During the three months ended March 31, 2001, the market value of the Company's investments in certain public marketing and corporate communication companies declined. Accordingly, the Company adjusted the carrying value of these investments to reflect the market value as of March 31, 2001 and recorded an unrealized pre-tax loss of $15,785,000 in comprehensive income.

            During the three months ended March 31, 2000, the Company sold a portion of its ownership interest in Razorfish Inc. and realized a pre-tax gain of approximately $110 million. Included in net income for the period is $63,826,000 related to this transaction and comprehensive income for the period has been adjusted to reflect the reclassification of the gain from unrealized to realized.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

            In May 2001, the Company contributed to a new holding company the equity of an entity that held its investments in several public and private companies which had been classified as long term investments. The investments were primarily companies in the e-services industry. The Company received 8.5% cumulative preferred stock for its contribution. The common stock of the new holding company is owned by a private equity fund. No gain or loss was recognized in the transaction.

6. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") (as amended by SFAS 138), which the Company adopted effective January 1, 2001. SFAS No. 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Derivatives that are not cash flow hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

            The Company recorded a $2.9 million after tax charge ($4.9 million pre-tax) for the cumulative effect of adopting, effective January 1, 2001, SFAS No. 133. The charge resulted from the Company's accounting for a hedge of its Yen net investments. The Company utilized a cross currency contract (the "Contract") to hedge its Yen net investment. Consistent with the Company's policy with respect to derivative instruments and hedging activities and in accordance with SFAS No. 133, when the spot rate is declared as the underlying hedge of a net investment, any ineffectiveness is recorded in operating income or expense. During the first quarter of 2001, the Company terminated the portion of the Contract which gave rise to the ineffectiveness and recorded an additional after tax charge of $300,000 ($500,000 pre-tax). As a result of the termination of part of the Contract, no measurable ineffectiveness will result for the remaining term.

            The Company also uses forward contracts to hedge its foreign currency intercompany receivables and payables. The term of these forward contracts, on average, is typically 30 days. These contracts are marked to market through earnings and the changes in market value are offset by the changes in the spot value of the foreign currency receivable or payable. This accounting is similar to the accounting applied prior to adopting SFAS 133, as amended. The changes in value are included in operating income or expense and were not material.

7. The Company's wholly and partially owned businesses operate within the marketing and corporate communications services operating segment. These businesses provide a variety of communications services to clients through several worldwide, national and regional independent agency brands. The businesses exhibit similar economic characteristics driven

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

      from their  consistent  efforts to create  customer  driven  marketing and
      corporate   communications   and  services   that  build  their   clients'
      businesses.

            A summary of the Company's operations by geographic area as of March 31, 2001 and 2000, and for the three months then ended is presented below:

                                                                     (Dollars in Thousands)
                                       -------------------------------------------------------------------------------------
                                       United     United                                Other       Other
                                       States     Kingdom      Germany      France      Europe   International  Consolidated
                                       ------     -------      -------      ------      ------   -------------  ------------
      2001
        Revenue                       $896,597   $195,655     $108,972     $97,230     $143,833     $158,848     $1,601,135
        Long-Lived Assets              250,990     97,368       10,124      15,483       35,925       72,431        482,321

      2000
        Revenue                       $717,378   $188,902     $100,677     $89,037     $130,688     $152,333     $1,379,015
        Long-Lived Assets              225,809    102,393       10,259      16,599       34,447       59,066        448,573


8. On April 26, 2001, the Company extended its 364-day revolving credit facility. The facility was renewed under substantially the same terms as had previously been in effect, including a provision which allows the Company to convert all amounts outstanding at expiration on April 25, 2002, into a one-year term loan. The Company also has a $500 million 5-year revolving credit facility, which expires on June 30, 2003. Both facilities allow for the issuance of commercial paper, and on a combined basis, the Company can issue $1.0 billion in commercial paper.

            Amounts outstanding under the revolving credit facilities at March 31, 2001 include loans of $300.0 million, and $559.0 million of commercial paper, both classified as long-term debt.

            The Company also had short-term bank loans of $143.8 at March 31, 2001, primarily comprised of bank overdrafts of international subsidiaries, which are treated as unsecured loans pursuant to bank agreements.

            At March 31, 2001, the Company had committed unsecured credit lines aggregating $1,843.0 million. The unused portion of credit lines was $840.2 at March 31, 2001.

9. In February 2001, the Company completed the issuance of $850 million of aggregate principal amount of Liquid Yield Option Notes (LYONs) due February 7, 2031. The net proceeds from the LYONs offering were $830.2 million. The LYONs are unsecured, unsubordinated zero-coupon securities that may be converted into common shares, subject to specified conditions relating to the price of our common shares. The initial conversion price is $110.01 per share subject to antidilutive adjustments.

            The Company may be required to redeem the LYONs after February 7, 2002 with cash or common stock or a combination of both, at the Company's election. Additionally, the Company has the option of redeeming the LYONs after February 7, 2006 for cash.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

            Furthermore, after February 7, 2006, the Company may be obligated to pay contingent cash interest equal to the amount of dividends it pays to common shareholders during the relevant period, if the Company's stock price reaches specified thresholds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

First Quarter 2001 Compared to First Quarter 2000

      Consolidated worldwide revenue increased 16.1% in the first quarter of 2001 to $1,601.1 million compared to $1,379.0 million in the first quarter of 2000. Consolidated domestic revenue increased 25.0% in the first quarter of 2001 to $896.6 million compared to $717.4 million in the first quarter of 2000. Consolidated international revenue increased 6.5% in the first quarter of 2001 to $704.5 million compared to $661.6 million in the first quarter of 2000. The effect of acquisitions, net of divestitures, increased worldwide revenue by 6.6% and changes in the foreign exchange value of the U.S. dollar decreased worldwide revenue by 4.3%. The remaining 13.8% increase in consolidated worldwide revenue was due to the growth of existing businesses, including net new business wins.

      Worldwide operating expenses, including net interest expense, increased 16.6% in the first quarter of 2001 compared to the first quarter of 2000. The effect of acquisitions, net of divestitures, increased worldwide operating expenses by 6.9% and changes in the foreign exchange value of the U.S. dollar decreased worldwide operating expenses by 4.3%. The remaining increase of 14.0% reflects normal salary increases and growth in client services expenditures to support the increased revenue base and the cumulative effect of adopting SFAS 133.

      Net interest expense increased in the first quarter of 2001 to $20.3 million as compared to $11.3 million in the same period in 2000. This increase reflects increased debt levels used primarily to fund acquisitions and share repurchases, offset by reductions in interest expense resulting from the conversion of our 4.25% Convertible Subordinated Debenture at the end of last year and lower overall interest rates.

      The operating margin, which excludes net interest expense, was 11.9% in the first quarter of 2001 as compared to 11.9% in the same period in 2000. Excluding the gain on sale of Razorfish shares, pretax profit margin was 10.7% in the first quarter of 2001 as compared to 11.0% in the same period in 2000.

      The effective income tax rate was 39.6% in the first quarter of 2001 as compared to 41.3% in the first quarter of 2000. This decrease is due to continued efforts to reduce our effective tax rate and to the impact of the gain on sale of Razorfish shares last year, which resulted in a higher marginal tax rate for the first quarter of 2000.

      The decrease in equity in affiliates is the result of the acquisition of additional ownership interests in certain affiliates that resulted in their consolidation in the March 31, 2001 financial statements and lower profits earned by certain companies in which we own less than a 50% equity interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITIONS AND RESULTS OF OPERATIONS  (Continued)

      The decrease in minority interest expense is primarily due to the acquisition of additional ownership interests and lower earnings by companies where minority interests exist.

      Excluding the gain on sale of Razorfish shares, net income increased 19.6% to $95.3 million and diluted earnings per share increased 15.6% to $0.52 in the first quarter of 2001. Including this gain, net income decreased 33.6% to $95.3 million in the first quarter of 2001 as compared to $143.5 million in the same period in 2000 and diluted earnings per share decreased 33.3% to $0.52 in the current quarter compared to $0.78 in the prior year period.

Capital Resources and Liquidity

      Cash and cash equivalents at March 31, 2001 decreased to $420.7 million from $516.8 million at December 31, 2000. The relationship between payables to the media and suppliers and receivables from clients, at March 31, 2001, is consistent with industry norms.

      On April 26, 2001, we renewed our 364-day revolving credit facility. The facility, which supports the issuance of commercial paper, was renewed under substantially the same terms as previously existed, including a provision that allows us to convert all amounts outstanding at expiration on April 25, 2002, into a one-year term loan. Together with our $500 million revolving credit facility, we can issue $1.0 billion in commercial paper.

      We also maintain relationships with a number of banks worldwide. At March 31, 2001, we had $1,843.0 million in such unsecured committed lines of credit, of which $840.2 million was available.

      In February 2001, we completed the issuance of $850 million aggregate principal amount of Liquid Yield Option Notes ("LYONs") due February 7, 2031. The net proceeds from the LYONs offering were $830.2 million. The LYONs are unsecured, unsubordinated zero-coupon securities that may be converted into our common shares, subject to specified conditions relating to the price of our common shares. The initial conversion price is $110.01 per share subject to antidilutive adjustment. We may be required to redeem the LYONs after February 7, 2002 with cash or common stock or a combination of both, at our election. Additionally, we have the option of redeeming the LYONs after February 7, 2006 for cash. Furthermore, we may be obligated to pay contingent cash interest after February 7, 2006 equal to the amount of dividends we pay to common shareholders during specified six-month periods, if our stock price reaches specified thresholds.

      Management believes the aggregate lines of credit available and cash flow from operations provide us with sufficient liquidity and are adequate to support foreseeable operating requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITIONS AND RESULTS OF OPERATIONS  (Continued)

Long-Term Investments

      We have investments available-for-sale, which are comprised of certain minority interests in public marketing and corporate communication companies that specialize in digital media and other interactive services. The market value of the public companies are subject to a high degree of market volatility. This volatility is reflected in unrealized gains and losses recorded in shareholders' equity as accumulated other comprehensive income.

      During the quarter ended March 31, 2001, we sold our minority interests in certain public companies that we held as investments.

      In May 2001, we contributed to a new holding company the equity of an entity that held our investments in several public and private companies which had been classified as long term investments. The investments were primarily companies in the e-services industry. We received 8.5% cumulative preferred stock for its contribution. The common stock of the new holding company is owned by a private equity fund. No gain or loss was recognized in the transaction.

      Management continually monitors the value of these investments to determine whether an other than temporary impairment has occurred. As of the quarter ended March 31, 2001, the carrying value of these investments approximated their fair value.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK

Market Risk

      Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities of non-U.S. operations and the impact of changes in interest rates on debt.

      Our 2000 Form 10-K provides a more detailed discussion of the market risks affecting our operations. As of March 31, 2001, no material change had occurred in our market risks, as compared to the disclosure in our Form 10-K for the year ending December 31, 2000.

Forward-Looking Statements

      "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" set forth in this report contain disclosures which are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include all statements that do no relate solely to historical or current facts, and can be identified by the use of words such as "may," "will," "expect," "project," "estimate," "anticipate," "envisage," "plan" or "continue." These forward-looking statements are based upon our current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and anticipated actions and our future financial condition and results. The uncertainties and risks include, but are not limited to, changes in general economic conditions, competitive factors, client communication requirements, the hiring and retention of human resources and other factors. In addition, our international operations are subject to the risk of currency fluctuations, exchange controls and similar risks discussed in
Item 3 above. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by us or on our behalf.

PART II. OTHER INFORMATION

Item 6. Exhibit and Reports on Form 8-K

(a) Exhibits

Exhibit Number                Description of Exhibit
--------------                ----------------------

   10.1 364-Day Credit Agreement, dated as of April 30, 1999, amended and restated April 26, 2001, among Omnicom Finance Inc., Omnicom Finance PLC, Omnicom Capital Inc., the financial institutions party thereto, Citibank, N.A., as Administrative Agent, The Bank of Nova Scotia, as Documentation Agent, The Chase Manhattan Bank, Fleet National Bank and San Paolo IMI SPA as Syndication Agents.


(b) Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of 2001.

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

                                               Omnicom Group Inc.
                                                   (Registrant)
                                               ------------------

May 14, 2001                                   /s/ Randall J. Weisenburger
                                               ---------------------------------
                                                   Randall J. Weisenburger
                                                   Executive Vice President
                                                   and Chief Financial Officer
                                                   (Principal Financial Officer)

May 14, 2001                                   /s/ Philip J. Angelastro
                                               ---------------------------------
                                                   Philip J. Angelastro
                                                   Controller
                                                   (Chief Accounting Officer)