Form 10-Q
period 2001-06-30
OMNICOM GROUP INC
filed 2001-08-14
CIK 29989

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended: June 30, 2001
                                      -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

      Commission File Number: 1-10551
                              -------

                               OMNICOM GROUP INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  New York                                 13-1514814
--------------------------------------------------------------------------------
       (State or other jurisdiction                      (IRS Employer
     of incorporation or organization)               Identification Number)

   437 Madison Avenue, New York, New York                    10022
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 185,606,569 (as of July 31,
2001)

                                      INDEX

                                                                         Page
                                                                         ----
PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets -
               June 30, 2001 and December 31, 2000                         1

           Consolidated Condensed Statements of Income -
               Three Months and Six Months Ended June 30, 2001 and 2000    2

           Consolidated Condensed Statements of Cash Flows -
               Six Months Ended June 30, 2001 and 2000                     3

           Notes to Consolidated Condensed Financial Statements            4

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       9

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk     13

PART II. OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders            14

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                     (Unaudited)
                                                       June 30,     December 31,
                                                         2001          2000
                                                     -----------    -----------
                      Assets
                      ------
Current assets:
  Cash and cash equivalents ......................   $   425,245    $   516,817
  Short-term investments at market, which
     approximates cost ...........................        31,938         59,722
  Accounts receivable, less allowance for
     doubtful accounts of $70,813 and $72,745 ....     3,659,398      3,857,182
  Billable production orders in process,
     at cost .....................................       441,174        403,565
  Prepaid expenses and other current assets ......       577,491        529,597
                                                     -----------    -----------
        Total Current Assets .....................     5,135,246      5,366,883
                                                     -----------    -----------
  Furniture, equipment and leasehold
     improvements at cost, less accumulated
     depreciation and amortization of
     $583,162 and $557,210 .......................       522,676        483,105
  Investments in affiliates ......................       290,293        432,664
  Intangibles, net of accumulated
     amortization of $441,572 and $410,396 .......     3,128,429      2,948,821
  Deferred tax benefits ..........................        64,852         98,404
  Deferred charges and other assets ..............       684,103        523,831
                                                     -----------    -----------
        Total Assets .............................   $ 9,825,599    $ 9,853,708
                                                     ===========    ===========
         Liabilities and Shareholders' Equity
         ------------------------------------
Current liabilities:
  Accounts payable ...............................   $ 3,745,647    $ 4,351,039
  Current portion of long-term debt ..............        59,575         29,307
  Bank loans .....................................        64,833         72,813
  Advance billings ...............................       488,514        630,502
  Accrued taxes on income ........................       110,946        159,239
  Other accrued taxes ............................       174,550        167,898
  Other accrued liabilities ......................       886,842      1,183,199
  Dividends payable ..............................        37,054         31,056
                                                     -----------    -----------
        Total Current Liabilities ................     5,567,961      6,625,053
                                                     -----------    -----------

Long-term debt ...................................     1,020,459      1,015,419
Convertible debentures ...........................     1,079,828        229,968
Deferred compensation and other
  liabilities ....................................       333,812        296,921
Minority interests ...............................       154,354        137,870

Shareholders' equity:
  Common stock ...................................        29,115         29,115
  Additional paid-in capital .....................     1,148,378      1,166,076
  Retained earnings ..............................     1,436,812      1,258,568
  Unamortized restricted stock ...................      (154,608)      (119,796)
  Accumulated other comprehensive loss ...........      (295,660)      (232,063)
  Treasury stock .................................      (494,852)      (553,423)
                                                     -----------    -----------
        Total Shareholders' Equity ...............     1,669,185      1,548,477
                                                     -----------    -----------
        Total Liabilities and
          Shareholders' Equity ...................   $ 9,825,599    $ 9,853,708
                                                     ===========    ===========

      The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                        Three Months Ended June 30,   Six Months Ended June 30,
                                                           2001            2000          2001           2000
                                                           ----            ----          ----           ----
Revenue .............................................   $1,746,788      $1,520,245    $3,347,921     $2,899,260

Operating expenses:
     Salaries and related costs......................      982,151         858,013     1,927,016      1,696,880
     Office and general expenses.....................      473,531         408,515       938,515        784,976
                                                        ----------      ----------    ----------     ----------
                                                         1,455,682       1,266,528     2,865,531      2,481,856
                                                        ----------      ----------    ----------     ----------

Operating profit.....................................      291,106         253,717       482,390        417,404

Realized gain on sale of Razorfish shares............           --              --            --        110,044

Net interest expense.................................       19,439          16,093        39,748         27,414
                                                        ----------      ----------    ----------     ----------

Income before income taxes...........................      271,667         237,624       442,642        500,034

Income taxes.........................................      107,613          96,256       175,336        204,724
                                                        ----------      ----------    ----------    -----------

Income after income taxes............................      164,054         141,368       267,306        295,310
Equity in affiliates.................................        2,880           2,629         3,290          3,505
Minority interests...................................      (15,568)        (16,610)      (23,950)       (27,890)
                                                        ----------      ----------    ----------     ----------

        Net income...................................   $  151,366      $  127,387    $  246,646     $  270,925
                                                        ==========      ==========    ==========     ==========

Net Income Per Common Share:

        Basic........................................   $     0.83      $     0.73    $     1.35     $     1.55
        Diluted......................................   $     0.81      $     0.70    $     1.32     $     1.48

Dividends Declared Per Common Share..................   $    0.200      $    0.175    $    0.375     $    0.350

      The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                Six Months
                                                              Ended June 30,
                                                             2001        2000
                                                          ---------   ---------
Cash flows from operating activities:
  Net income ...........................................  $ 246,646   $ 270,925
  Adjustments to reconcile net income to net cash
     used for operating activities:
  Depreciation and amortization of tangible assets .....     55,965      50,935
  Amortization of intangible assets ....................     47,230      40,712
  Minority interests ...................................     23,950      27,890
  Earnings of affiliates less than dividends received ..     15,777      10,820
  Tax benefit on employee stock plans ..................      8,297      24,749
  Provisions for losses on accounts receivable .........      8,712       5,383
  Amortization of restricted stock .....................     22,646      18,032
  Gain on sale of Razorfish shares .....................         --    (110,044)
  Decrease/(increase) in accounts receivable ...........    108,524     (60,476)
  Increase in billable production orders in process ....    (46,319)   (148,429)
  Increase in prepaid expenses and other current assets     (54,605)   (141,268)
  Decrease in accounts payable .........................   (485,248)   (465,746)
  Decrease in other accrued liabilities ................   (391,278)    (30,983)
  (Decrease)/increase in accrued and deferred
     taxes on income ...................................     (1,483)     34,079
  Increase in deferred charges and other assets, net....    (81,637)    (88,375)
                                                          ---------   ---------
     Net cash used for operating activities ............   (522,823)   (561,796)
                                                          ---------   ---------

Cash flows from investing activities:
  Capital expenditures .................................    (85,862)    (69,251)
  Payments for purchases of equity interests in
     subsidiaries and affiliates, net of cash
     acquired ..........................................   (299,400)   (475,278)
  Proceeds from sales of equity interests in
     subsidiaries and affiliates .......................      3,882       5,830
  Purchases of long-term investments and other assets ..    (56,840)   (179,053)
  Proceeds from sales of long-term investments and
     other assets ......................................     98,489     158,518
                                                          ---------   ---------
     Net cash used for investing activities ............   (339,731)   (559,234)
                                                          ---------   ---------

Cash flows from financing activities:
  Net (decrease)/increase in short-term borrowings .....     (3,775)    442,594
  Share transactions under employee stock plans ........     35,199      21,062
  Net proceeds from issuance of convertible
     debentures and long-term debt obligations .........    926,933     950,795
  Repayments of principal of long-term debt
     obligations .......................................    (21,625)   (148,042)
  Repayments of loans to related parties ...............    (22,084)    (94,952)
  Dividends paid .......................................    (62,403)    (61,154)
  Purchase of treasury shares ..........................    (60,149)   (128,221)
                                                          ---------   ---------
     Net cash provided by financing activities .........    792,096     982,082
                                                          ---------   ---------
Effect of exchange rate changes on cash and
  cash equivalents .....................................    (21,114)        329
                                                          ---------   ---------
Net decrease in cash and cash equivalents ..............    (91,572)   (138,619)
Cash and cash equivalents at beginning of period .......    516,817     576,427
                                                          ---------   ---------
Cash and cash equivalents at end of period .............  $ 425,245   $ 437,808
                                                          =========   =========

Supplemental Disclosures:
     Income taxes paid .................................  $ 162,612   $ 120,161
                                                          =========   =========
     Interest paid .....................................  $  41,849   $  61,369
                                                          =========   =========

      The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The consolidated condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations.

2. These statements reflect all adjustments, consisting of normally recurring accruals, which in the opinion of management are necessary for a fair presentation, in all material respects, of the information contained therein. Certain reclassifications have been made to the June 30, 2000 and December 31, 2000 reported amounts to conform them with the June 30, 2001 presentation. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

3. Results of operations for interim periods are not necessarily indicative of annual results.

4. Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents which include outstanding options and restricted shares and, if dilutive, adjusted for the assumed conversion of the Company's Convertible Subordinated Debentures (the "Debentures") and the assumed increase in net income for the after tax interest cost of the Debentures. In December 2000, the 4 1/4% Convertible Subordinated Debentures were called for redemption and subsequently converted by holders into shares of common stock. The additional shares are included in shares outstanding at June 30, 2001. In determining if the remaining Debentures outstanding were dilutive at June 30, 2001 and 2000, the Debentures were assumed to have been converted for the entire period. For purposes of computing diluted earnings per share for the three months ended June 30, 2001 and 2000, respectively, 185,430,000 and 178,106,000 common shares and common share equivalents were assumed to have been outstanding. Additionally, 4,612,000 and 11,549,000 shares, respectively were assumed to have been converted related to the Debentures and the assumed increase in net income used in the computation was $2,255,000 and $4,487,000, respectively. For purposes of computing diluted earnings per share for the six months ended June 30, 2001 and 2000, respectively, 184,974,000 and 178,054,000 common shares and common share equivalents were assumed to have been outstanding. Additionally, 4,613,000 and 11,550,000 shares, respectively, were assumed to have been converted related to the Debentures and the assumed increase in net income used in the computation was $4,488,000 and $8,993,000, respectively. The number of shares used in the computations of basic and diluted earnings per share were as follows:

                                Three Months                 Six Months
                               Ended June 30,               Ended June 30,
                        --------------------------    --------------------------
                           2001           2000           2001           2000
                           ----           ----           ----           ----
      Basic EPS         182,824,000    175,050,000    182,332,000    174,861,000
      Diluted EPS       190,042,000    189,655,000    189,587,000    189,604,000

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

5.    Total comprehensive income (loss) and its components were as follows:

                                                                         (Dollars in Thousands)
                                                       Three Months Ended June 30,    Six Months Ended June 30,
                                                       ---------------------------    -------------------------
                                                          2001         2000              2001         2000
                                                          ----         ----              ----         ----
      Net income for the period                         $151,366     $127,387          $246,646     $270,925

      Unrealized gain (loss) on long-term
      investments and reclassification to
      cost basis investments (a)                          26,308     (169,732)           16,838     (182,642)

      Reclassification to realized gain on sale
      of Razorfish shares, net of income taxes
      of $46,218                                              --           --                --      (63,826)

      Reclassification to realized loss on sale of
      certain marketable securities, net of income
      tax benefit of $1,400                                   --           --             2,100           --

      Foreign currency translation adjustment (b)        (11,957)     (41,353)          (82,535)     (68,114)
                                                        --------     --------          --------     ---------
      Comprehensive income (loss) for the period        $165,717     $(83,698)         $183,049     $(43,657)
                                                        ========     ========          ========     =========

      (a) Net of income taxes of $17,539 and $117,948 for the three-month periods ended June 30, 2001 and 2000, respectively, and $11,225 and $126,858 for the six-month periods ended June 30, 2001 and 2000 respectively.

      (b) Net of income tax benefit of $7,971 and $28,737 for the three-month periods ended June 30, 2001 and 2000, respectively, and $55,023 and $47,333 for the six-month periods ended June 30, 2001, and 2000 respectively.

            During the six months ended June 30, 2000, the Company sold a portion of its ownership interest in Razorfish Inc. and realized a pre-tax gain of approximately $110 million. Included in net income for the period is $63,826,000 related to this transaction and comprehensive income for the period has been adjusted to reflect the reclassification of the gain from unrealized to realized.

6. The Company's wholly and partially owned businesses operate within the marketing and corporate communications services operating segment. These businesses provide a variety of communications services to clients through several worldwide, national and regional independent agency brands. The businesses exhibit similar economic characteristics driven from their consistent efforts to create customer driven marketing and corporate communications and services that build their clients' businesses.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

      A summary of the Company's operations by geographic area as of June 30, 2001 and 2000, and for the three months then ended is presented below:

                                                       (Dollars in Thousands)
                           -------------------------------------------------------------------------------
                           United      United                                Other       Other
                           States      Kingdom     Germany     France       Europe   International   Total
                           ------      -------     -------     ------       ------   -------------   -----
Revenue
3 Months Ended June 30,
   2001                   $ 925,343   $ 202,080    $107,064    $ 108,617   $ 162,970    $240,714   $1,746,788
   2000                     805,396     202,623     106,537       89,910     149,730     166,049    1,520,245

Revenue
6 Months Ended June 30,
   2001                  $1,821,942   $ 397,729    $216,036    $ 205,848   $ 306,804    $399,562   $3,347,921
   2000                   1,522,740     391,525     207,214      178,947     280,418     318,416    2,899,260

Long-lived Assets
At June 30,
   2001                   $ 278,027   $  96,317    $ 10,482    $  15,997   $  39,838    $ 82,015   $  522,676
   2000                     236,239      93,749      10,177       16,183      37,676      60,279      454,303

7. In May 2001, the Company contributed to a new holding company investments in several companies, primarily in the e-services industry, and cash. Upon contribution, the investments were reclassified from long-term investments and investments in affiliates to cost basis investments and included in other assets in the accompanying balance sheet. No gain or loss was recognized on the transaction.

            Management continually monitors the value of its investments to determine whether an other than temporary impairment has occurred. As of the period ended June 30, 2001, the carrying value of the Company's investments approximated its fair value.

8. The Company extended its 364-day, $1 billion revolving credit facility. The facility, which supports the issuance of commercial paper, was renewed under substantially the same terms as had previously been in effect, including a provision which allows the Company to convert all amounts outstanding at expiration on April 25, 2002, into a one-year term loan. The Company also has a $500 million 5-year revolving credit facility, which expires on June 30, 2003.

            Amounts outstanding under these revolving credit facilities at June 30, 2001 were $841.8 million which was classified as long-term debt.

            The Company also had short-term bank loans of $64.8 million at June 30, 2001, primarily comprised of bank overdrafts of international subsidiaries which are treated as unsecured loans pursuant to bank agreements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

            At June 30, 2001, the Company had committed unsecured credit lines aggregating $1,912.7 million. The unused portion of credit lines was $1,006.0 million at June 30, 2001.

9. In February 2001, the Company completed the issuance of $850 million of aggregate principal amount of Liquid Yield Option Notes (LYONs) due February 7, 2031. The net proceeds from the LYONs offering were $830.2 million. The LYONs are unsecured, unsubordinated zero-coupon securities that may be converted into common shares, subject to specified conditions relating to the price of the Company's common shares. The initial conversion price is $110.01 per share subject to antidilutive adjustments.

            The Company may be required to redeem the LYONs after February 7, 2002 with cash or common stock or a combination of both, at the Company's election. Additionally, the Company has the option of redeeming the LYONs after February 7, 2006 for cash.

            After February 7, 2006, the Company may be obligated to pay contingent cash interest equal to the amount of dividends the Company pays to common shareholders during the relevant period, if the Company's stock price reaches specified thresholds.

10. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") (as amended by SFAS 138), which the Company adopted effective January 1, 2001. SFAS No. 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative used as a hedge is required to be immediately recognized in earnings.

            In the first quarter of the year, the Company recorded a $2.9 million after tax charge ($4.9 million pre-tax) for the cumulative effect of adopting, effective January 1, 2001, SFAS No. 133. The charge resulted from the Company's accounting for a hedge of its net yen investments. The Company utilized a cross currency contract to hedge its net yen investments. Consistent with the Company's policy with respect to derivative instruments and hedging activities and in accordance with SFAS No. 133, when the spot rate is declared as the underlying hedge of a net investment, any ineffectiveness is recorded in operating income or expense. During the first quarter of 2001, the Company terminated the portion of the contract that gave rise to the ineffectiveness. As a result, no measurable ineffectiveness will result for the remaining term.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

            The Company also uses forward contracts to hedge its foreign currency intercompany receivables and payables. The term of these forward contracts is typically 30 days. These contracts are marked to market through earnings and the changes in market value are offset by the changes in the spot value of the foreign currency receivable or payable. This accounting is similar to the accounting applied prior to adopting SFAS
      133. The changes in value are included in operating income or expense and were not material.

11. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Accounting Standards No. 142, "Goodwill and Other Intangibles" ("SFAS No. 142"). SFAS No. 141 became effective June 30, 2001 and requires that all business combinations be accounted for using the purchase method of accounting. The Company does not believe the effect of adopting SFAS No. 141 will be material to its financial statements.

            SFAS No. 142 ends the requirement to amortize goodwill and clarifies the requirement to write down goodwill to market value when it is determined to be impaired. SFAS No. 142 is effective on January 1, 2002. However, it contains certain transition provisions that are applicable to transactions, effective July 1, 2001. The Company records a significant amount of goodwill amortization expense and is in the process of analyzing the impact of adopting SFAS No. 142. The transition provisions which, became effective July 1, 2001, are not expected to be material to the Company's results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

Second Quarter 2001 Compared to Second Quarter 2000

      Consolidated worldwide revenue increased 14.9% in the second quarter of 2001 to $1,746.8 million compared to $1,520.2 million in the second quarter of 2000. Consolidated domestic revenue increased 14.9% in the second quarter of 2001 to $925.3 million compared to $805.4 million in the second quarter of 2000. Consolidated international revenue increased 14.9% in the second quarter of 2001 to $821.5 million compared to $714.8 million in the second quarter of 2000. The effect of acquisitions, net of divestitures, increased worldwide revenue by 7.3% and changes in the foreign exchange value of the U.S. dollar decreased worldwide revenue by 4.5%. The remaining 12.1% increase in consolidated worldwide revenue was due to the growth of existing businesses, including net new business wins.

      Worldwide operating expenses, including net interest expense, increased 15.0% in the second quarter of 2001 compared to the second quarter of 2000. The effect of acquisitions, net of divestitures, increased worldwide operating expenses by 7.6% and changes in the foreign exchange value of the U.S. dollar decreased worldwide operating expenses by 4.6%. The remaining increase of 12.0% reflects normal salary increases and growth in client services expenditures to support the increased revenue base.

      Net interest expense increased in the second quarter of 2001 to $19.4 million as compared to $16.1 million in the same period in 2000. This increase primarily reflects increased debt levels used primarily to fund acquisitions and share repurchases, offset by reductions in interest expense resulting from the conversion of our 4 1/4% Convertible Subordinated Debentures at the end of last year and lower overall interest rates.

      Operating margin, which excludes net interest expense, was 16.7% in the second quarter of 2001 as compared to 16.7% in the same period in 2000. Pretax profit margin was 15.6% in the second quarter of 2001 as compared to 15.6% in the same period in 2000.

      The effective income tax rate was 39.6% in the second quarter of 2001 as compared to 40.5% in the second quarter of 2000. This decrease is due to the Company's continuing implementation of tax planning efforts to reduce our effective tax rate.

      The increase in equity in affiliates is primarily the result of higher profits earned by certain companies in which we own less than a 50% equity interest and the disposition of certain companies with net losses.

      The decrease in minority interest expense is primarily due to the acquisition of additional ownership interests.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITIONS AND RESULTS OF OPERATIONS (Continued)

      Net income increased 18.8% to $151.4 million and diluted earnings per share increased 15.7% to $0.81 in the second quarter of 2001, as compared to $127.4 million and $0.70 per share, respectively, in the same period in 2000.

Six Months 2001 Compared to Six Months 2000

      Consolidated worldwide revenue increased 15.5% in the first six months of 2001 to $3,347.9 million compared to $2,899.3 million in the first six months of 2000. Consolidated domestic revenue increased 19.7% in the first six months of 2001 to $1,821.9 million compared to $1,522.7 million in the same period in 2000. Consolidated international revenue increased 10.8% in the first six months of 2001, to $1,526.0 million compared to $1,376.6 million in the same period in 2000. The effect of acquisitions, net of divestitures, increased worldwide revenues by 7.0% and changes in the foreign exchange value of the U.S. dollar decreased worldwide revenue by 4.4%. The remaining 12.9% increase in consolidated worldwide revenues was due to the growth of existing businesses.

      Worldwide operating expenses, including net interest expense, increased 15.8% in the first six months of 2001. The effect of acquisitions, net of divestitures, increased worldwide operating expenses by 7.3% and changes in the foreign exchange value of the U.S. dollar decreased worldwide operating expenses by 4.5%. The remaining increase of 13.0% primarily reflects increased salaries and client services expenditures in support of an increased revenue base, as well as the cumulative effect of adopting SFAS 133.

      Net interest expense increased to $39.7 million in the first six months of 2001 compared to $27.4 million in the same period in 2000. This increase primarily reflects increased debt levels used primarily to fund acquisitions and share repurchases, offset by reductions in interest expense resulting from the conversion of our 4 1/4% Convertible Subordinated Debentures at the end of last year and lower overall interest rates.

      Operating margin, which excludes net interest expense, was 14.4% for the first six months of 2001 as compared to 14.4% in the same period in 2000. Pretax profit margin was 13.2% for the first six months of 2001, as compared to 13.5% in the same period in 2000.

      The effective income tax rate was 39.6% for the first six months of 2001 as compared to 40.9% for the same period in 2000. The decrease is due to continued tax planning efforts to reduce our effective rate and to the impact of the gain on the sale of Razorfish shares last year, which resulted in a higher rate in the first six months of 2000.

      The decrease in equity in affiliates is primarily the result of the acquisition of additional ownership interests in certain affiliates that resulted in their consolidation in the June 30, 2001 financial statements and lower profits for the six month period earned by certain affiliates in which the Company owns less than a 50% equity interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITIONS AND RESULTS OF OPERATIONS (Continued)

      The decrease in minority interest expense is primarily due to acquisitions of additional ownership interests.

      Excluding the gain on sale of Razorfish shares, net income increased 19.1% to $246.6 million in the first six months of 2001 as compared to $207.1 million in the same period in 2000 and diluted earnings per share increased 15.8% to $1.32 in the first six months of 2001 as compared to $1.14 in the same period in 2000. Including this gain, net income decreased 9.0% to $246.6 million in the first six months of 2001 as compared to $270.9 million in the same period in 2000 and diluted EPS decreased 10.8% from $1.48 for the same period in 2000.

Capital Resources and Liquidity

      Cash and cash equivalents at June 30, 2001 decreased to $425.2 million from $516.8 million at December 31, 2000. The relationship between payables to the media and suppliers and receivables from clients, at June 30, 2001, is consistent with industry norms.

      On April 26, 2001, we renewed our $1 billion, 364-day revolving credit facility, which supports the issuance of commercial paper. This facility was renewed under substantially the same terms as previously existed, including a provision that allows us to convert all amounts outstanding at expiration on April 25, 2002, into a one-year term loan. The Company also has a $500 million 5-year revolving credit facility which expires June 30, 2003. Amounts outstanding under these revolving credit facilities at June 30, 2001 was $841.8 million which was classified as long-term debt.

      We also maintain relationships with a number of banks worldwide. At June 30, 2001, we had $1,912.7 million in such unsecured committed lines of credit, of which $1,006.0 million was available.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Long-Term Investments

      As of December 31, 2000, the Company had investments available for sale, which were comprised of certain minority interests in public marketing and corporate communication companies that specialize in digital media and other interactive services.

      During the first quarter ended March 31, 2001, we sold our minority interests in certain public companies that we held as investments.

      In May 2001, the Company contributed to a new holding company investments in several companies, primarily in the e-services industry, and cash. Upon contribution, the investments were reclassified from long-term investments and investments in affiliates to cost basis investments and included in other assets in the accompanying balance sheet. No gain or loss was recognized on the transaction.

      Management continually monitors the value of its investments to determine whether an other than temporary impairment has occurred. As of the period ended June 30, 2001, the carrying value of the Company's investments approximated its fair value.

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Accounting Standards No. 142, "Goodwill and Other Intangibles" ("SFAS No. 142"). SFAS No. 141 became effective June 30, 2001 and requires that all business combinations be accounted for using the purchase method of accounting. The Company does not believe the effect of adopting SFAS No. 141 will be material to its financial statements.

      SFAS No. 142 ends the requirement to amortize goodwill and clarifies the requirement to write down goodwill to market value when it is determined to be impaired. SFAS No. 142 is effective on January 1, 2002. However, it contains certain transition provisions that are applicable to transactions effective July 1, 2001. The Company records a significant amount of goodwill amortization expense and is in the process of analyzing the impact of adopting SFAS No. 142. The transition provisions which became effective July 1, 2001 are not expected to be material to results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK

Market Risk

      Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities of non-U.S. operations and the impact of changes in interest rates on debt.

      Our 2000 Form 10-K provides a more detailed discussion of the market risks affecting our operations. As of June 30, 2001, no material change had occurred in our market risks, as compared to the disclosure in our Form 10-K for the year ending December 31, 2000.

Forward-Looking Statements

      This report contains various statements that are "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements are statements of expectations or beliefs as to future events and other statements that do not relate solely to historical or current facts. These forward-looking statements are based upon our current plans or expectations and are subject to a number of uncertainties and risks. The uncertainties and risks include, but are not limited to, our future financial condition and results of operations, changes in general economic conditions, competitive factors, and changes to client communication requirements. Actual future events can be expected to differ from our current expectations and beliefs and those differences may be in actual currency fluctuations, exchange controls and similar risks discussed in the above and our Annual Report on Form 10-K for last year.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      Omnicom held its annual meeting of the shareholders on May 22, 2001. At the meeting, votes cast regarding the election of five Directors were as follows:

                                           Votes For             Votes Against
                                           ---------             -------------
      John D. Wren                         156,579,831             1,034,165
      Bruce Crawford                       156,561,243             1,052,753
      Richard I. Beattie                   156,560,133             1,053,863
      Keith L. Reinhard                    156,575,415             1,038,581
      Allen Rosenshine                     156,581,123             1,032,873

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, Omnicom has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August xx, 2001                            /s/ Randall J. Weisenburger
                                           ------------------------------------
                                              Randall J. Weisenburger
                                              Executive Vice President
                                              and Chief Financial Officer
                                              (Principal Financial Officer)

                                           /s/ Philip J. Angelastro
                                           ------------------------------------
                                               Philip J. Angelastro
                                               Controller
                                               (Chief Accounting Officer)