Form 10-Q
period 2001-09-30
OMNICOM GROUP INC
filed 2001-11-14
CIK 29989

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended: September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 185,848,637 (as of October 31,
2001)

                                      INDEX

                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

              Consolidated Condensed Balance Sheets -
                  September 30, 2001 and December 31, 2000                   1

              Consolidated Condensed Statements of Income -
                  Three Months and Nine Months Ended September 30,
                  2001 and 2000                                              2

              Consolidated Condensed Statements of Cash Flows -
                  Nine Months Ended September 30, 2001 and 2000              3

              Notes to Consolidated Condensed Financial Statements           4

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  9

      Item 3. Quantitative and Qualitative Disclosures About
              Market Risk                                                   14

PART II. OTHER INFORMATION

              Signatures                                                    15

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                 (Unaudited)
                                                                                 September 30,   December 31,
                                                                                     2001            2000
                                                                                     ----            ----
                                     Assets
                                     ------
Current assets:
     Cash and cash equivalents.................................................  $   421,145      $  516,817
     Short-term investments at market, which approximates cost.................       27,551          59,722
     Accounts receivable, less allowance for doubtful accounts
        of $68,811 and $72,745.................................................    3,732,470       3,857,182
     Billable production orders in process, at cost............................      415,636         403,565
     Prepaid expenses and other current assets.................................      608,519         529,597
                                                                                 -----------      ----------
                  Total Current Assets.........................................    5,205,321       5,366,883
                                                                                 -----------      ----------

     Furniture, equipment and leasehold improvements at cost,
        less accumulated depreciation and amortization of
        $625,106 and $557,210..................................................      554,648         483,105
     Investments in affiliates.................................................      234,151         432,664
     Intangibles, net of accumulated amortization of $478,249 and $410,396.....    3,457,226       2,948,821
     Deferred tax benefits.....................................................      105,920          98,404
     Other assets .............................................................      803,852         523,831
                                                                                 -----------      ----------
                  Total Assets.................................................  $10,361,118      $9,853,708
                                                                                 ===========      ==========

                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities:
     Accounts payable..........................................................  $ 3,798,970      $4,351,039
     Current portion of long-term debt.........................................       35,662          29,307
     Bank loans   .............................................................       73,830          72,813
     Advance billings..........................................................      510,047         630,502
     Accrued taxes and other liabilities.......................................    1,208,500       1,510,336
     Dividends payable.........................................................       36,154          31,056
                                                                                 -----------      ----------
                  Total Current Liabilities....................................    5,663,163       6,625,053
                                                                                 -----------      ----------

Long-term debt    .............................................................    1,260,483       1,015,419
Convertible debentures.........................................................    1,079,825         229,968
Deferred compensation and other liabilities....................................      372,015         296,921
Minority interests.............................................................      176,333         137,870

Shareholders' equity:
     Common stock .............................................................       29,115          29,115
     Additional paid-in capital................................................    1,156,144       1,166,076
     Retained earnings.........................................................    1,492,480       1,258,568
     Unamortized restricted stock..............................................     (139,325)       (119,796)
     Accumulated other comprehensive loss......................................     (251,969)       (232,063)
     Treasury stock............................................................     (477,146)       (553,423)
                                                                                 -----------      ----------
                  Total Shareholders' Equity...................................    1,809,299       1,548,477
                                                                                 -----------      ----------
                  Total Liabilities and Shareholders' Equity...................  $10,361,118      $9,853,708
                                                                                 ===========      ==========

           The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                    Three Months                  Nine Months
                                                 Ended September 30,          Ended September30,
                                                 -------------------          ------------------
                                                2001            2000         2001            2000
                                                ----            ----         ----            ----

Revenue .................................    $1,571,012     $1,452,523     $4,918,933     $4,351,783

Operating expenses:
     Salaries and related costs .........       927,972        886,495      2,854,988      2,583,375
     Office and general expenses ........       460,830        383,774      1,399,345      1,168,750
                                            -----------    -----------    -----------    -----------
                                              1,388,802      1,270,269      4,254,333      3,752,125
                                            -----------    -----------    -----------    -----------

Operating profit ........................       182,210        182,254        664,600        599,658

Realized gain on sale of Razorfish shares            --             --             --        110,044

Net interest expense ....................        18,120         23,499         57,868         50,913
                                            -----------    -----------    -----------    -----------

Income before income taxes ..............       164,090        158,755        606,732        658,789

Income taxes ............................        64,340         64,552        239,675        269,276
                                            -----------    -----------    -----------    -----------

Income after income taxes ...............        99,750         94,203        367,057        389,513
Equity in affiliates ....................         2,521          3,107          5,811          6,612
Minority interests ......................        (9,916)       (11,646)       (33,867)       (39,536)
                                            -----------    -----------    -----------    -----------

        Net income ......................   $    92,355    $    85,664    $   339,001    $   356,589
                                            ===========    ===========    ===========    ===========


Net Income Per Common Share:

        Basic ...........................        $0.50          $0.49          $1.86          $2.04
        Diluted .........................        $0.50          $0.48          $1.83          $1.95

Dividends Declared Per Common Share .....        $0.200         $0.175         $0.575         $0.525

           The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                    Nine Months Ended September 30,
                                                                                    -------------------------------
                                                                                          2001           2000
                                                                                          ----           ----
Cash flows from operating activities:
     Net income ...................................................................   $   339,001    $   356,589
     Adjustments to reconcile net income to net cash used for operating activities:
     Depreciation and amortization of tangible assets .............................        85,027         76,741
     Amortization of intangible assets ............................................        72,547         61,958
     Minority interests ...........................................................        33,773         39,536
     Earnings of affiliates less than dividends received ..........................        17,619          5,674
     Tax benefit on employee stock plans ..........................................        14,432         26,090
     Provisions for losses on accounts receivable .................................         9,375         10,864
     Amortization of restricted stock .............................................        36,215         28,318
     Gain on sale of Razorfish shares .............................................            --       (110,044)
     Decrease/(increase) in accounts receivable ...................................       138,314       (284,385)
     Increase in billable production orders in process ............................        (9,418)      (189,175)
     Increase in prepaid expenses and other current assets ........................       (67,620)      (147,712)
     Decrease in accounts payable .................................................      (507,111)      (501,539)
     (Decrease)/increase in accrued taxes, advance billings and other liabilities .      (412,509)       244,836
     Increase in other assets, net ................................................      (159,172)       (82,145)
                                                                                      -----------    -----------
        Net cash used for operating activities ....................................      (409,527)      (464,394)
                                                                                      -----------    -----------

Cash flows from investing activities:
     Capital expenditures .........................................................      (131,515)      (109,753)
     Payments for purchases of equity interests in subsidiaries and
        affiliates, net of cash acquired ..........................................      (565,673)      (588,875)
     Proceeds from sales of equity interests in subsidiaries and affiliates .......         8,778         16,491
     Purchases of long-term and short-term investments ............................       (58,699)      (178,005)
     Proceeds from sales of long-term and short-term investments ..................       106,116        166,102
                                                                                      -----------    -----------
        Net cash used for investing activities ....................................      (640,993)      (694,040)
                                                                                      -----------    -----------

Cash flows from financing activities:
     Net increase in short-term borrowings ........................................         3,406        327,880
     Share transactions under employee stock plans ................................        56,142         46,698
     Net proceeds from issuance of convertible debentures and
        long-term debt obligations ................................................     1,123,063      1,219,814
     Repayments of principal of long-term debt obligations ........................       (27,242)      (150,592)
     Repayments of loans to related parties .......................................       (12,644)      (110,738)
     Dividends paid ...............................................................       (99,990)       (91,959)
     Purchase of treasury shares ..................................................       (60,149)      (225,876)
                                                                                      -----------    -----------
        Net cash provided by financing activities .................................       982,586      1,015,227
                                                                                      -----------    -----------

Effect of exchange rate changes on cash and cash equivalents ......................       (27,738)         1,824
                                                                                      -----------    -----------

Net decrease in cash and cash equivalents .........................................       (95,672)      (141,383)
Cash and cash equivalents at beginning of period ..................................       516,817        576,427
                                                                                      -----------    -----------
Cash and cash equivalents at end of period ........................................   $   421,145    $   435,044
                                                                                      ===========    ===========

Supplemental Disclosures:
     Income taxes paid ............................................................   $   185,405    $   151,121
                                                                                      ===========    ===========
     Interest paid ................................................................   $    60,673    $    86,770
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

2. These statements reflect all adjustments, consisting of normally recurring accruals, which in the opinion of management are necessary for a fair presentation, in all material respects, of the information contained therein. Certain reclassifications have been made to the September 30, 2000 and December 31, 2000 reported amounts to conform them with the September 30, 2001 presentation. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

3. Results of operations for interim periods are not necessarily indicative of annual results.

4. Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents which include outstanding options and restricted shares and, if dilutive, adjusted for the assumed conversion of the Company's Convertible Subordinated Debentures (the "Debentures") and the assumed increase in net income for the after tax interest cost of the Debentures. In December 2000, the 4 1/4% Convertible Subordinated Debentures were called for redemption and subsequently converted by holders into shares of common stock. The additional shares are included in shares outstanding at September 30, 2001. In determining if the remaining Debentures outstanding were dilutive at September 30, 2001 and 2000, the Debentures were assumed to have been converted for the entire period. For purposes of computing diluted earnings per share for the three months ended September 30, 2001 and 2000, respectively, 185,019,000 and 177,489,000 common shares and common share equivalents were assumed to have been outstanding. Additionally, 4,612,000 and 11,542,000 shares, respectively were assumed to have been converted related to the Debentures and the assumed increase in net income used in the computation was $2,499,000 and $4,452,000, respectively. For purposes of computing diluted earnings per share for the nine months ended September 30, 2001 and 2000, respectively, 184,960,000 and 177,898,000 common shares and common share equivalents were assumed to have been outstanding. Additionally, 4,613,000 and 11,547,000 shares, respectively, were assumed to have been converted related to the Debentures and the assumed increase in net income used in the computation was $7,462,000 and $13,459,000, respectively. The number of shares used in the computations of basic and diluted earnings per share were as follows:

                        Three Months                     Nine Months
                      Ended September 30,             Ended September 30,
                      -------------------             -------------------
                      2001          2000              2001          2000
                      ----          ----              ----          ----
Basic EPS         183,272,000   175,009,000       182,626,000   174,891,000
Diluted EPS       189,631,000   189,031,000       189,573,000   189,445,000

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

5.    Total comprehensive income (loss) and its components were as follows:

                                                            (Dollars in Thousands)
                                                   Three Months              Nine Months
                                                 Ended September 30,      Ended September 30,
                                                 -------------------      -------------------
                                                  2001        2000         2001         2000
                                                  ----        ----         ----         ----
Net income for the period                      $  92,355   $  85,664    $ 339,001    $ 356,589

Unrealized gain (loss) on long-term
investments and reclassification to
cost basis investments (a)                            --     (93,273)      16,838     (275,915)

Reclassification to realized gain on sale
of Razorfish shares, net of income taxes
of $46,218                                            --          --           --      (63,826)

Reclassification to realized loss on sale of
certain marketable securities, net of income
tax benefit of $1,400                                 --          --        2,100           --

Foreign currency translation adjustment (b)       43,691     (43,935)     (38,844)    (112,049)
                                               ---------   ---------    ---------    ---------

Comprehensive income (loss) for the period     $ 136,046   $ (51,544)   $ 319,095    $ (95,201)
                                               =========   =========    =========    =========

      (a) Net of income taxes of $64,816 for the three-month periods ended September 30, 2000 and $11,225 and $191,735 for the nine-month periods ended September 30, 2001 and 2000, respectively.

      (b) Net of income taxes of $29,127 and $30,530 for the three-month periods ended September 30, 2001 and 2000, respectively, and $25,896 and $77,863 for the nine-month periods ended September 30, 2001 and 2000, respectively.

            During the nine months ended September 30, 2000, the Company sold a portion of its ownership interest in Razorfish Inc. and realized a pre-tax gain of approximately $110 million. Included in net income for the period is $63,826,000 related to this transaction and comprehensive income for the period has been adjusted to reflect the reclassification of the gain from unrealized to realized.

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

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

            A summary of the Company's operations by geographic area as of September 30, 2001 and 2000, and for the three months then ended is presented below:

                                                             (Dollars in Thousands)
                              ----------------------------------------------------------------------------------
                                 United      United                            Other       Other
                                 States      Kingdom     Germany    France     Europe   International   Total
                                 ------      -------     -------    ------     ------   -------------   -----
Revenue
3 Months Ended September 30,
  2001                        $  831,090   $181,303     $106,450   $102,318   $154,791   $195,060     $1,571,012
  2000                           775,698    181,927      105,458     99,118    124,714    165,608      1,452,523

Revenue
9 Months Ended September 30,
  2001                        $2,653,032   $579,030     $322,486   $308,169   $461,596   $594,620     $4,918,933
  2000                         2,298,438    573,452      312,672    278,065    405,132    484,024      4,351,783

Long-lived Assets
At September 30,
  2001                        $  301,680   $ 97,502     $ 10,497   $ 17,583   $ 44,974   $ 82,412     $  554,648
  2000                           245,163     92,760        9,126     15,812     34,855     62,511        460,227

7. In May 2001, the Company and an unrelated third party formed a new holding company. The Company contributed investments in several companies, primarily in the e-services industry. The co-investor contributed cash. Upon contribution to the holding company, the Company reclassified its investments from long-term investments and investments in affiliates to cost basis investments and included them in other assets in the accompanying balance sheet. No gain or loss was recognized on the transaction. The Company holds a preferred equity interest and the co-investor holds the common equity interest in the holding company.

            Management continually monitors the value of its investments to determine whether an other than temporary impairment has occurred. As of the period ended September 30, 2001, the carrying value of the Company's investments approximated its fair value.

8. In the second quarter 2001, the Company extended its 364-day, $1 billion revolving credit facility. The facility, which supports the issuance of commercial paper, was renewed under substantially the same terms as had previously been in effect, including a provision which allows the Company to convert all amounts outstanding at expiration on April 25, 2002 into a one-year term loan. The Company also has a $500 million 5-year revolving credit facility which expires on June 30, 2003.

            Amounts outstanding under these revolving credit facilities at September 30, 2001 were $1,028.1 million which was classified as long-term debt.

            The Company also had short-term bank loans of $73.8 million at September 30, 2001, primarily comprised of bank overdrafts of international subsidiaries which are treated as unsecured loans pursuant to bank agreements.

            At September 30, 2001, the Company had committed unsecured credit lines including the 364-day, $1 billion revolving credit facility and the $500 million, 5-year revolving credit facility aggregating $1,988.9 million. The unused portion of credit lines was $887.0 million at September 30, 2001.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

9. In February 2001, the Company completed the issuance of $850 million aggregate principal amount of Liquid Yield Option Notes (LYONs) due February 7, 2031. The net proceeds from the LYONs offering were $830.2 million. The LYONs are unsecured, unsubordinated zero-coupon securities that may be converted into common shares, subject to specified conditions relating to the price of the Company's common shares. The LYONs had an issue price of $1,000 per LYON and each LYON can be converted into 9.09 shares of the Company's common stock, which yields an equivalent conversion price of $110.01 per share subject to antidilutive adjustments.

            The Company may be required to redeem the LYONs on February 7th of each year until maturity, with cash or common stock or a combination of both, at the Company's election. Additionally, the Company has the option of redeeming the LYONs after February 7, 2006 for cash.

            After February 7, 2006, if the Company's stock price reaches specified thresholds, the Company may be obligated to pay contingent cash interest equal to the amount of dividends the Company pays to common shareholders during the relevant period.

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

            The Company also uses forward contracts to hedge its foreign currency intercompany receivables and payables. The term of these forward contracts is typically 30 days. These contracts are marked to market through earnings and the changes in market value are offset by the changes in the spot value of the foreign currency receivable or payable. This

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

      accounting  is similar to the  accounting  applied  prior to adopting SFAS
      133. The changes in value are included in operating income or expense and were not material to results of operations for the three and nine month periods ended September 30, 2001.

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

            SFAS No. 142 ends the requirement to amortize goodwill and intangible assets with indefinite lives, establishes requirements to identify intangible assets that will continue to be amortized and clarifies the requirement to write down goodwill and intangible assets to fair value based on a determination of impairment. SFAS No. 142 is effective on January 1, 2002. However, it contains certain transition provisions which became effective July 1, 2001. The transition provisions were not material to the Company's results of operations for the three month period ended September 30, 2001 and are not expected to be material to the Company's results of operations for the remainder of the year.

            The Company has a significant amount of goodwill and is in the process of analyzing the impact of adopting SFAS No. 142. During 2002, the Company will perform the first of the required impairment tests of goodwill and intangible assets. In addition, the FASB is in the process of clarifying certain aspects of the new rules. Accordingly, the effect of adopting SFAS No. 142 on the earnings and financial position of the Company has not yet been determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

Third Quarter 2001 Compared to Third Quarter 2000

      Consolidated worldwide revenue increased 8.2% in the third quarter of 2001 to $1,571.0 million compared to $1,452.5 million in the third quarter of 2000. Consolidated domestic revenue increased 7.1% in the third quarter of 2001 to $831.1 million compared to $775.7 million in the third quarter of 2000. Consolidated international revenue increased 9.3% in the third quarter of 2001 to $739.9 million compared to $676.8 million in the third quarter of 2000. The effect of acquisitions, net of divestitures, increased worldwide revenue by 5.7% and changes in the foreign exchange value of the U.S. dollar decreased worldwide revenue by 2.0%. The remaining 4.5% increase in consolidated worldwide revenue was due to the growth of existing businesses, including net new business wins.

      Worldwide operating expenses, including net interest expense, increased 8.8% in the third quarter of 2001 to $1,406.9 million compared to $1,293.8 million in the third quarter of 2000. The effect of acquisitions, net of divestitures, increased worldwide operating expenses by 6.0% and changes in the foreign exchange value of the U.S. dollar decreased worldwide operating expenses by 2.0%. The remaining increase of 4.8% primarily reflects increased client services expenditures to support the increased revenue base.

      Net interest expense decreased in the third quarter of 2001 to $18.1 million as compared to $23.4 million in the same period in 2000. The reduction in interest expense is the result of the conversion of our 4 1/4% Convertible Subordinated Debentures at the end of last year and lower overall interest rates compared to the prior year period.

      Operating margin, which excludes net interest expense, was 11.6% in the third quarter of 2001 as compared to 12.5% in the same period in 2000. Pretax profit margin was 10.4% in the third quarter of 2001 as compared to 10.9% in the same period in 2000. The decrease in operating margin and pretax profit margin was driven primarily by lower than expected revenue growth in the third quarter which management believes was due, in part, to the tragic events of September 11, 2001.

      The effective income tax rate was 39.2% in the third quarter of 2001 as compared to 40.7% in the third quarter of 2000. This decrease is due to the Company's continuing implementation of tax planning efforts.

      The decrease in equity in affiliates is primarily the result of lower profits for the three month period earned by certain affiliates in which the Company owns less than a 50% equity interest and the acquisition of additional ownership interests in certain affiliates that resulted in their consolidation in the September 30, 2001 financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

      The decrease in minority interest expense is primarily due to lower earnings and the acquisition of additional ownership interests.

      Net income increased 7.8% to $92.4 million and diluted earnings per share increased 4.2% to $0.50 in the third quarter of 2001, as compared to $85.7 million and $0.48 per share, respectively, in the same period in 2000.

Nine Months 2001 Compared to Nine Months 2000

      Consolidated worldwide revenue increased 13.0% in the first nine months of 2001 to $4,918.9 million compared to $4,351.8 million in the first nine months of 2000. Consolidated domestic revenue increased 15.4% in the first nine months of 2001 to $2,653.0 million compared to $2,298.4 million in the same period in 2000. Consolidated international revenue increased 10.3% in the first nine months of 2001, to $2,265.9 million compared to $2,053.4 million in the same period in 2000. The effect of acquisitions, net of divestitures, increased worldwide revenues by 6.6% and changes in the foreign exchange value of the U.S. dollar decreased worldwide revenue by 3.6%. The remaining 10.0% increase in consolidated worldwide revenues was due to the growth of existing businesses.

      Worldwide operating expenses, including net interest expense, increased 13.4% in the first nine months of 2001 to $4,312.2 million, compared to $3,803.0 million in the first nine months of 2000. The effect of acquisitions, net of divestitures, increased worldwide operating expenses by 6.5% and changes in the foreign exchange value of the U.S. dollar decreased worldwide operating expenses by 3.6%. The remaining increase of 10.5% primarily reflects increased salaries and client services expenditures in support of an increased revenue base, as well as the cumulative effect of adopting SFAS 133.

      Net interest expense increased to $57.9 million in the first nine months of 2001 compared to $50.9 million in the same period in 2000. This increase primarily reflects increased debt levels used primarily to fund acquisitions and share repurchases, offset by reductions in interest expense resulting from the conversion of our 4 1/4% Convertible Subordinated Debentures at the end of last year and lower overall interest rates.

      Operating margin, which excludes net interest expense, was 13.5% for the first nine months of 2001 as compared to 13.8% in the same period in 2000. Pretax profit margin was 12.3% for the first nine months of 2001, as compared to 12.6% in the same period in 2000, excluding the realized gain on sale of Razorfish shares. The decrease in operating margin and pretax profit margin was driven primarily by lower than expected revenue growth in the third quarter of 2001, which management believes was due, in part, to the tragic events of September 11, 2001.

      The effective income tax rate was 39.5% for the first nine months of 2001 as compared to 40.9% for the same period in 2000. The decrease is due to continued tax planning efforts

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

and to the impact of the gain on the sale of Razorfish shares last year, which resulted in a higher rate in the first three months of 2000.

      The decrease in equity in affiliates is primarily the result of the acquisition of additional ownership interests in certain affiliates that resulted in their consolidation in the September 30, 2001 financial statements and lower profits for the nine month period earned by certain affiliates in which the Company owns less than a 50% equity interest.

      The decrease in minority interest expense is primarily due to lower earnings and acquisitions of additional ownership interests.

      Excluding the gain on sale of Razorfish shares, net income increased 15.8% to $339.0 million in the first nine months of 2001 as compared to $292.8 million in the same period in 2000 and diluted earnings per share increased 13.0% to $1.83 in the first nine months of 2001 as compared to $1.62 in the same period in 2000. Including this gain, net income decreased 4.9% to $339.0 million in the first nine months of 2001 as compared to $356.6 million in the same period in 2000 and diluted EPS decreased 6.2% from $1.95 for the same period in 2000.

Capital Resources and Liquidity

      Cash and cash equivalents at September 30, 2001 decreased to $421.1 million from $516.8 million at December 31, 2000. The relationship between payables to the media and suppliers and receivables from clients, at September 30, 2001, is consistent with industry norms and our experience in prior periods.

      On April 26, 2001, we renewed our $1 billion, 364-day revolving credit facility, which supports the issuance of commercial paper. This facility was renewed under substantially the same terms as previously existed, including a provision that allows us to convert all amounts outstanding at expiration on April 25, 2002, into a one-year term loan. The Company also has a $500 million 5-year revolving credit facility which expires June 30, 2003. Amounts outstanding under these revolving credit facilities at September 30, 2001 were $1,028.1 million which was classified as long-term debt.

      At September 30, 2001, the Company had committed unsecured credit lines including the 364-day, $1 billion revolving credit facility and the $500 million, 5-year revolving credit facility aggregating $1,988.9 million. The unused portion of credit lines was $887.0 million at September 30, 2001.

      In February 2001, the Company completed the issuance of $850 million aggregate principal amount of Liquid Yield Option Notes (LYONs) due February 7, 2031. The net proceeds from the LYONs offering were $830.2 million. The LYONs are unsecured, unsubordinated zero-coupon securities that may be converted into common shares, subject to specified conditions relating to the price of the Company's common shares. The LYONs had an issue price of $1000 per LYON and each LYON can be converted into 9.09 shares of the Company's common stock, which yields an equivalent conversion price of $110.01 per share subject to antidilutive adjustments.

      The Company may be required to redeem the LYONs on February 7th of each year until maturity, with cash or common stock or a combination of both, at the Company's election. Additionally, the Company has the option of redeeming the LYONs after February 7, 2006 for cash.

      After February 7, 2006, if the Company's stock price reaches specified thresholds, the Company may be obligated to pay contingent cash interest equal to the amount of dividends the Company pays to common shareholders during the relevant period.

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

      In May 2001, the Company and an unrelated third party formed a new holding company. The Company contributed investments in several companies, primarily in the e-services industry. The co-investor contributed cash. Upon contribution to the holding company, the Company reclassified its investments from long-term investments and investments in affiliates to cost basis investments and included them in other assets in the accompanying balance sheet. No gain or loss was recognized on the transaction. The Company holds a preferred equity interest and the co-investor holds the common equity interest in the holding company.

      Management continually monitors the value of its investments to determine whether an other than temporary impairment has occurred. As of the period ended September 30, 2001, the carrying value of the Company's investments approximated its fair value.

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

      SFAS No. 142 ends the requirement to amortize goodwill and intangible assets with indefinite lives, establishes requirements to identify intangible assets that will continue to be amortized and clarifies the requirement to write down goodwill and intangible assets to fair value based on a determination of impairment. SFAS No. 142 is effective on January 1, 2002. However, it contains certain transition provisions which

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

became effective July 1, 2001. The transition provisions were not material to the Company's results of operations for the three month period ended September 30, 2001 and are not expected to be material to the Company's results of operations for the remainder of the year.

      The Company has a significant amount of goodwill and is in the process of analyzing the impact of adopting SFAS No. 142. During 2002, the Company will perform the first of the required impairment tests of goodwill and intangible assets. In addition, the FASB is in the process of clarifying certain aspects of the new rules. Accordingly, the effect of adopting SFAS No. 142 on the earnings and financial position of the Company has not yet been determined.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

      Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities of non-U.S. operations and the impact of changes in interest rates on debt.

      Our 2000 Form 10-K provides a more detailed discussion of the market risks affecting our operations. As of September 30, 2001, no material change had occurred in our market risks, as compared to the disclosure in our Form 10-K for the year ending December 31, 2000.

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

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Omnicom has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2001                            /s/ Randall J. Weisenburger
                                             -----------------------------------
                                                Randall J. Weisenburger
                                                Executive Vice President
                                                and Chief Financial Officer
                                                (Principal Financial Officer)

                                             /s/ Philip J. Angelastro
                                             -----------------------------------
                                                Philip J. Angelastro
                                                Controller
                                                (Chief Accounting Officer)