Form 10-K
period 2001-12-31
OMNICOM GROUP INC
filed 2002-03-28
CIK 29989

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended: December 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                         Name of each Exchange
    Title of each class                                   on which Registered
----------------------------                            -----------------------
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

                                   ----------

      At March 26, 2002, 188,732,914 shares of Omnicom Common Stock, $.15 par value, were outstanding; the aggregate market value of the voting stock held by nonaffiliates at March 26, 2002 was $16,920,464,000.

      Certain portions of Omnicom's definitive proxy statement relating to its annual meeting of shareholders scheduled to be held on May 21, 2002 are incorporated by reference into Part III of this report.

================================================================================

                               OMNICOM GROUP INC.

                                   ----------

                         ANNUAL REPORT ON FORM 10-K FOR
                        THE YEAR ENDED DECEMBER 31, 2001

                         INDEX AND CROSS-REFERENCE SHEET
                PURSUANT TO INSTRUCTIONS G(4) AND H AND FORM 10-K

                                                                            Page
                                                                            ----
PART I

Item 1.       Business ...................................................     1
Item 2.       Properties .................................................     2
Item 3.       Legal Proceedings ..........................................     3
Item 4.       Submission of Matters to a Vote of Security Holders ........     3

PART II

Item 5.       Market for Registrant's Common Equity and Related
                Stockholder Matters ......................................     4
Item 6.       Selected Financial Data ....................................     4
Items 7/7A.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations; Critical
                Accounting Policies; and Quantitative and
                Qualitative Disclosures about Market Risk ................     5
Item 8.       Financial Statements and Supplementary Data ................    12
Item 9.       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure ......................    12

PART III

Item 10.      Directors and Executive Officers of the Registrant .........    13
Item 11.      Executive Compensation .....................................    13
Item 12.      Security Ownership of Certain Beneficial Owners
                and Management ...........................................    13
Item 13.      Certain Relationships and Related Transactions .............    13

PART IV

Item 14.      Exhibits, Financial Statement Schedules and
                Reports on Form 8-K ......................................    14
              Index to Financial Statements ..............................    14
              Index to Financial Statement Schedules .....................    14
              Exhibit Index ..............................................    14
Signatures ...............................................................    16
Management Report ........................................................   F-1
Report of Independent Public Accountants .................................   F-2
Consolidated Financial Statements ........................................   F-3
Notes to Consolidated Financial Statements ...............................   F-7

----------
* The information called for by Items 10, 11, 12 and 13, to the extent not included in this document, is incorporated herein by reference to the information to be included under the captions "Election of Directors," "Management's Stock Ownership," "Director Compensation" and "Executive Compensation" in Omnicom's definitive proxy statement, which is expected to be filed by April 10, 2002.

                                     PART I

Introduction

      This report is both our 2001 annual report to shareholders and our 2001 annual report on Form 10-K required under the federal securities laws. The specific items of Form 10-K are set forth in the index and cross-reference sheet appearing on the inside cover of this report.

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

1. Business

      Our Business: We are one of the largest marketing and corporate communications companies in the world. Our company was formed through a 1986 combination of three marketing and corporate communications networks, BBDO, Doyle Dane Bernbach and Needham Harper.

      Since then, we have grown our strategic holdings to over 1,500 subsidiary agencies operating in more than 100 countries. Our agencies provide an extensive range of marketing and corporate communications services, including:

                   advertising
                   brand consultancy
                   crisis communications
                   custom publishing
                   database management
                   digital and interactive marketing
                   direct marketing
                   directory and business-to-business advertising employee communications environmental design field marketing healthcare communications marketing research media planning and buying multi-cultural marketing non-profit marketing promotional marketing public affairs public relations recruitment communications specialty communications sports and event marketing

      Marketing and corporate communications services are provided to clients through global, pan-regional and national independent agency brands. Our brands include:

                   BBDO Worldwide
                   DDB Worldwide
                   TBWA Worldwide
                   AWE
                   Abbott Mead Vickers
                   Accel Healthcare
                   Adelphi Group
                   Alcone Marketing Group
                   Arnell Group
                   Bernard Hodes Group
                   Brodeur Worldwide
                   Carlson and Partners
                   Clark & Weinstock
                   Claydon Heeley Jones Mason
                   Cline Davis & Mann
                   Cone
                   Corbett Healthcare Group
                   CPM
                   Davie-Brown
                   Dieste, Harmel & Partners
                   Direct Partners
                   Doremus
                   Eden Communications Group
                   Element 79 Partners
                   Fleishman-Hillard
                   Footsteps
                   Gavin Anderson & Company
                   Goodby, Silverstein & Partners
                   Grizzard
                   GSD&M
                   Harrison & Star Business Group
                   Horrow Sports Ventures
                   ICON
                   Integrated Merchandising Services
                   Integer Group
                   Interbrand
                   Kaleidoscope
                   Ketchum
                   Ketchum Directory Advertising
                   KPR
                   Lieber Levett Koenig Farese Babcock
                   Live Web
                   Lyons Lavey Nickel Swift
                   M/A/R/C Research
                   MarketStar
                   Martin/Williams
                   Merkley Newman Harty & Partners
                   Millsport
                   Moss Dragoti
                   New Solutions
                   Novus
                   OMD Worldwide
                   PhD
                   PentaMark Worldwide
                   Porter Novelli International
                   Pauffley
                   PGC Advertising
                   Proximity Worldwide
                   Radiate Sports & Entertainment Group
                   Rapp Collins Worldwide
                   Russ Reid Company
                   Smythe Dorward Lambert
                   Targetbase
                   TARGIS Healthcare Communications
                     Worldwide
                   Tequila
                   The Designory
                   The Marketing Arm
                   TicToc
                   Tracy Locke Partnership
                   The Promotion Network
                   Tribal DDB
                   U.S. Marketing & Promotions
                   Washington Speakers Bureau
                   Wolff Olins
                   Zimmerman & Partners Advertising
                   @tmosphere Interactive
                   1 Health Communications

      The various components of our business and material factors affecting us in 2001 are discussed in our "Management's Discussion and Analysis of Financial Conditions and Results of Operations" which begins on page 5 of this report.

      Geographic Regions: Our total consolidated revenue is about evenly divided between U.S. and non-U.S. operations. For financial information concerning domestic and foreign operations and segment reporting, see note 5 to our consolidated financial statements at pages F-12 of this report. For financial information concerning our acquisitions in 2001, see note 2 to our consolidated financial statements on page F-10 of this report.

      Our Clients: We had over 5,000 clients in 2001, many of which were served by more than one of our agency brands. Our 10 largest and 200 largest clients in the aggregate accounted for 17% and 48%, respectively, of our 2001 consolidated revenue. Our largest client was served by 20 of our agency brands last year. This client accounted for 5.4% of our 2001 consolidated revenue. No other client accounted for more than 2.5% of our consolidated revenue.

      Our Employees: We employed over 57,000 people at December 31, 2001. We are not party to any significant collective bargaining agreements. See our management discussion and analysis at page 5 of this report for a discussion of the effect of salary and related costs on our 2001 results of operations.

      Risks: We face risks typical of marketing and corporate communications services companies and other services businesses generally, including risks arising out of changes in general economic conditions, competitive factors, client communication requirements, and the hiring and retention of key employees. In addition, due to our international operations, we are subject to translation risk associated with currency fluctuations, exchange controls and similar risks discussed in our management discussion and analysis at pages 5 to 12 of this report. For financial information on our operations by geographic area, see note 5 to our consolidated financial statements at page F-12 of this report.

      Our revenue is dependent upon marketing and corporate communication requirements of our clients and tends to be highest in the second and fourth quarters of the calendar year. See our management discussion and analysis beginning on page 5 of this report for a discussion of the effect of market conditions, September 11th and other factors on our 2001 results of operations.

      Government agencies and consumer groups have from time to time directly or indirectly affected or attempted to affect the scope, content and manner of presentation of advertising and other marketing communications. We believe the total volume of advertising and marketing communications will not be materially affected by future legislation or regulation, although the scope, content and manner of presentation will likely continue to change.

2. Properties

      We maintain office space in many of the major cities around the world, including our principal corporate offices in New York City. Substantially all of our office space is leased. Certain of our leases are subject to rent reviews under various escalation clauses and certain of our leases require our payment of various operating expenses, which may also be subject to escalation. Our consolidated rent expense was $305.4 million in 2001, $258.9 million in 2000 and $237.1 million in 1999, after reduction for rents received from subleases of $8.0 million, $7.2 million and $13.8 million, respectively. Our obligations for future minimum base rents under terms of noncancellable real estate and other operating leases, reduced by rents to be received from existing noncancellable subleases, are (in millions):

                                                       Net Rent
                                                       --------
              2002 .................................    $343.4
              2003 .................................     300.0
              2004 .................................     255.0
              2005 .................................     212.0
              2006 .................................     191.4
              Thereafter ...........................     988.2

      See note 10 to our consolidated financial statements on page F-18 of this report for a discussion of our lease commitments, including our leased properties.

3. Legal Proceedings

      We are involved from time to time in various legal proceedings in the ordinary course of business. We do not presently expect that these proceedings will have a material adverse effect on our financial position or results of operations.

4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our shareholders during the last quarter of 2001.

                                     PART II

5. Market for Registrant's Common Equity and Related Stockholder Matters

      Our common shares are listed on the New York Stock Exchange under the symbol "OMC". On March 26, 2002, we had 3,756 holders of record of our common shares. The table below shows the range of quarterly high and low sales prices reported on the New York Stock Exchange Composite Tape for our common shares and the dividends paid per share for these periods.

                                                                  Dividends Paid
         Period                                 High      Low       Per Share
         ------                                 ----      ---     --------------
         Q1 2000............................  $100.94   $75.50        $0.175
         Q2 2000............................    99.19    81.69         0.175
         Q3 2000............................    91.00    68.13         0.175
         Q4 2000............................    93.00    70.13         0.175
         Q1 2001............................  $ 95.45   $76.69        $0.175
         Q2 2001............................    98.20    78.00         0.200
         Q3 2001............................    89.20    59.10         0.200
         Q4 2001............................    90.69    61.25         0.200
         Q1 2002*...........................  $ 97.35   $83.66        $0.200

         * through March 26th, 2002

      We are subject to a number of financial tests under the terms of our credit facilities and were in compliance with those tests as of December 31, 2001. We are not aware of any restrictions on our ability to continue to pay dividends. See note 3 of the notes to our consolidated financial statements for a description of our borrowing facilities at page F-10 of this report.

      Since the beginning of last year, we sold $850.0 million of convertible notes due in 2031 and $900.0 million of convertible notes due in 2032 in separate transactions. For information about these transactions see notes 4 and 14 to our consolidated financial statements at pages F-11 to F-12 and F-22. We initially sold the $850.0 million of convertible notes in 2001 to Merrill Lynch, Pierce, Fenner & Smith Incorporated for net cash proceeds of $830.2 million and the $900.0 million of convertible notes in 2002 to J.P. Morgan Securities Inc., Goldman Sach & Co. and Salomon Smith Barney Inc. for net cash proceeds of $905.0 million. The investment banks, in both transactions, resold them to a small number of qualified institutional buyers in transactions exempt from registrations under the federal securities laws because they did not involve public offerings.

6. Selected Financial Data

      The following selected financial data should be read in conjunction with our consolidated financial statements and related notes which begin on page F-1, as well as our management discussion and analysis which begins on page 5 of this report.

                                                                  (Dollars in Thousands Except Per Share Amounts)
                                              --------------------------------------------------------------------------------------
                                                 2001              2000                 1999              1998              1997
                                              -----------       -----------          -----------       -----------       -----------
For the year:
  Revenue .............................       $ 6,889,406       $ 6,154,230          $ 5,130,545       $ 4,290,946       $ 3,296,224
  Net income ..........................           503,142           498,795(a)           362,882           278,845           217,300
  Earnings per common share,
    excluding Razorfish gain
    Basic .............................              2.75              2.49                 2.07              1.61              1.30
    Diluted ...........................              2.70              2.40                 2.01              1.57              1.28
Earnings per common share,
  including Razorfish gain
    Basic .............................                                2.85
    Diluted ...........................                                2.73
Dividends declared per common
    share .............................             0.775             0.700                0.625             0.525             0.450
At year end:
  Total assets ........................       $10,617,414       $ 9,853,707          $ 9,017,637       $ 7,121,968       $ 5,114,364
  Long-term obligations:
    Long-term debt ....................           490,105         1,105,419              263,149           268,913           123,165
    Convertible debentures ............           850,000           229,968              448,483           448,497           218,500
    Deferred compensation and
      other liabilities ...............           296,980           296,921              300,746           269,966           166,492

----------
(a)   Includes $63.8 million after-tax gain on sale of Razorfish shares.

7/7A. Management's Discussion and Analysis of Financial Condition and Results of
      Operations; Critical Accounting Policies; and Quantitative and Qualitative Information about Market Risk

Financial Results from Operations-- 2001 Compared with 2000

      Revenue: Our consolidated worldwide revenue for 2001 increased 11.9% to $6,889.4 million from $6,154.2 million in 2000. This is a result of growth in our domestic operations of 14.1% to $3,717.0 million from $3,258.2 million in 2000, and growth in our international operations of 9.5% to $3,172.4 million from $2,896.0 million in 2000.

      Foreign exchange impacts reduced our international revenue by $174.0 million during the year, reducing our international growth by 6.0% and our overall growth by 2.8%. The most significant impacts came from the Euro and the British Pound as these markets represented 70.0% of our international operations. The effect of acquisitions, net of divestitures, increased our worldwide revenue by 6.3%, domestic revenue by 6.8% and international revenue by 5.7%. The balance of the increase in revenue represents net new business wins and additional revenue from expanding the scope of services provided to existing clients.

      In addition to expanding our client base, expanding the scope of services and the extension of additional services to clients, several market trends continued to affect our business. These trends include clients increasingly expanding the focus of their brand strategies from a national market to the global market. And, in an effort to gain greater efficiency and effectiveness from their marketing dollars, clients are increasingly requiring greater coordination of their traditional advertising and marketing activities and tending to concentrate these activities with a smaller number of service providers.

      Due to a variety of factors, including the trends mentioned above, in the normal course of business, our agencies both gain and lose clients each year. The net result in 2001 and historically each year for Omnicom as a whole, was an overall gain in new business. Due to our multiple independent agency structure and the breadth of our service offerings and geographic reach, our agencies have more than 5,000 active client relationships in the aggregate. Our single largest client in 2001 represented 5.4% of worldwide revenue and no other client represented more than 2.5%. Our 10 largest and 200 largest clients represented 17.0% and 48.0% of our worldwide revenue, respectively.

      Revenue from our domestic operations increased in 2001 by 14.1% over 2000. Excluding foreign exchange impacts, revenue from our international operations, increased by 15.5% over 2000, primarily the result of the strong performance of our agencies in the E.U. and other international markets and several acquisitions in Asia. Additional geographic information relating to our business is contained in note 5 to our consolidated financial statements at page F-12 of this report.

      Driven by clients' continuous demand for more effective and efficient branding activities, we strive to provide through various client centric agency networks that are organized to meet specific client objectives, an extensive range of marketing and corporate communications services. These services include advertising, brand consultancy, crisis communications, custom publishing, database management, digital and interactive marketing, direct marketing, directory and business-to-business advertising, employee communications, environmental design, field marketing, healthcare communications, marketing research, media planning and buying, multi-cultural marketing, non-profit marketing, promotional marketing, public affairs, public relations, recruitment communications, sports and event marketing, and other specialty communications. In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue by marketing discipline and group them into the following four categories: traditional media advertising, customer relationship management (CRM), public relations and specialty communications.

      Traditional media advertising revenue represented 43.6%, or $3,006.3 million, of our worldwide revenue during 2001, as compared to 44.2%, or $2,718.9 million, in 2000. The remainder of our revenue, 56.4%, or $3,883.1 million, in 2001 and 55.8%, or $3,435.4 million, in 2000, was related to our other marketing and corporate communication services. The breakdown of this revenue was 30.8% CRM, 14.3% public relations and 11.3% specialty communications. Revenue for these services in 2001 increased when compared to 2000 by 16.5% for CRM, 4.3% for public relations and 15.9% for specialty communications.

      September 11th and Market Conditions: The tragic events of September 11th adversely impacted our business. We experienced disruptions in client spending patterns related to the cancellation and postponement of activities. As a result, operating margins deteriorated during the third quarter. This decline occurred primarily because we had only a limited ability to adjust our cost structure in response to the sudden reduction in revenues.

      We do not believe September 11th permanently impacted any of our agencies. While the specific effects of September 11th began to dissipate over the remainder of 2001, overall economic conditions remained weak. We believe that the diversity of our clients across industries, the broad range of services our agencies provide, the diversity of our geographic locations and the flexibility of certain elements of our cost structure mitigated much of the economic impact on our business as a whole.

      Operating Expenses: Our 2001 worldwide operating expense increased 12.2% to $5,921.2 million from $5,276.1 million in 2000.

      The most significant component of our cost structure is salary and related costs, which increased by $316.2 million to $3,949.6 million in 2001 from $3,633.4 the prior year. These expenses function as a semi-variable component of our cost structure due to our ability to adjust workforce levels and incentive compensation to mitigate fluctuations in the performance of our individual agencies. Accordingly, to compensate for the impact of September 11th and weak economic conditions, in 2001 we reduced these costs as a percentage of revenue to 57.3% from 59.0% in 2000.

      Our remaining operating expenses, which primarily consist of occupancy costs, depreciation, amortization and client service costs, increased by $328.9 million to $1,971.6 million in 2001 from $1,642.7 the prior year. These costs are generally less variable and are adjusted in response to business trends over time. As a result, these expenses increased as a percentage of revenue to 28.6% in 2001 from 26.7% in 2000.

      In the first quarter of 2001, we recorded a $2.9 million after tax charge ($4.9 million pre-tax) for the cumulative effect of adopting, effective January 1, 2001, a new accounting principle applicable to financial instruments, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The charge resulted from our accounting for a hedge of our net Yen investments. We utilized cross currency interest rate swap contracts to hedge our net Yen investments. Consistent with our policy with respect to derivative instruments and hedging activities, and in accordance with SFAS No. 133, when the spot rate is declared as the underlying hedge of a net investment, any ineffectiveness is recorded in operating income or expense. During the first quarter of 2001, the Company replaced the contract with a floating rate cross currency swap contract. As a result, minimal ineffectiveness will result for the remaining term of up to five years.

      Operating Margin: Our operating margin declined for the year to 14.1% from 14.3% in 2000 (exclusive of a gain of $110.0 million pre-tax and $63.8 million after-tax, on a portion of our investment in Razorfish, Inc.). The reduction was primarily the result of the effects of September 11th and subsequent further weakening of economic conditions. Including the Razorfish gain in 2000, our operating margin was 16.1%.

      Net Interest Expense: Our net interest expense for 2001 decreased to $72.8 million from $76.5 million in 2000. This decrease resulted from the conversion of our 4 1/4% convertible subordinated debentures at the end of 2000 and the general lowering of short-term interest rates as the year progressed. These benefits were partially offset by increased borrowings used to fund acquisitions and stock repurchases completed during the year. In 2002, we expect the conversion of our 2 1/4% convertible subordinated debentures, which occurred at the end of 2001, to further reduce reported interest expense.

      Income Taxes: Our consolidated effective income tax rate was 39.3% in 2001 as compared to 40.3% in 2000 (exclusive of the tax impact of the Razorfish gain). The decrease was primarily attributable to the implementation of various planning and restructuring initiatives designed to reduce the tax inefficiency of our holding company structure, as well as the lowering of statutory rates in several international markets. Including the Razorfish gain in 2000, our consolidated effective income tax rate was 40.5%.

      Equity in Affiliates and Minority Interests: In 2001, our equity in affiliates increased by 15.6% to $12.6 million from $10.9 million in 2000. The increase resulted from new acquisitions of affiliated companies and increased ownership of existing affiliated companies, partially offset by increased ownership in certain affiliates that resulted in their consolidation during the year and lower earnings of certain affiliates.

      In 2001, minority interests decreased by 3.3% to $52.8 million from $54.6 million in 2000. The decrease was primarily due to lower earnings of certain subsidiaries, partially offset by our taking increased ownership positions in certain affiliates that resulted in their subsequent consolidation and the related recognition of their minority interests.

      Earnings Per Share (EPS): Our net income for 2001 increased by 15.7% to $503.1 million from $435.0 million in 2000 (exclusive of the Razorfish gain) and our diluted EPS increased by 12.5% to $2.70 from $2.40. While our net income in 2001 was positively impacted by the conversion of the 4 1/4% Convertible Subordinated Debentures at the end of 2000, the shares associated with the conversion of these debentures were included in computing diluted EPS for both 2001 and 2000. Foreign exchange impacts had the effect of reducing diluted EPS in 2001 versus 2000 by $0.06. Including the Razorfish gain, our net income increased by 1.0% to $503.1 million from $498.8 million in 2000 and our diluted EPS decreased by 1.1% to $2.70 from $2.73 in 2000.

Financial Results from Operations-- 2000 Compared with 1999

      Revenue: Our consolidated worldwide revenue for 2000 increased 20.0% to $6,154.2 million from $5,130.5 million in 1999. This was a result of growth in domestic operations of 28.6% to $3,258.2 million from $2,532.9 million in 1999, and growth in international operations of 11.5% to $2,896.0 million from $2,597.6 million in 1999.

      Foreign exchange impacts reduced our international revenue by $285.5 million during the year, reducing our international growth by 11.0 % and overall growth by 5.6%. The most significant impacts came from the Euro and the British Pound as these markets represented 72% of our international business. The effect of acquisitions, net of divestitures, increased our worldwide revenue by 8.9%, our domestic revenue by 10.8% and our international revenue by 7.1%. The balance of the increase represents net new business wins and additional revenue from expanding the scope of services to existing clients.

      Revenue from our domestic operations increased in 2000 by 28.6% over 1999. Excluding foreign exchange impacts, revenue from our international operations increased by 22.5% over 1999, primarily the result of the strong performance by our agencies based in the E.U. and several acquisitions in the United Kingdom and France. Additional geographic information relating to our business is contained in note 5 to our consolidated financial statements at page F-12 of this report.

      Traditional media advertising revenue represented 44.2%, or $2,718.9 million, of our worldwide revenue during 2000 as compared to 46.7%, or $2,396.5, million in 1999. The remainder of our revenue, 55.8%, or $3,435.4 million, in 2000 and 53.3%, or $2,734.1 million, in 1999, was related to our other marketing and corporate communication services. The breakdown of this revenue was 29.6% CRM, 15.3% public relations and 10.9% specialty communications. Revenue for these services in 2000 increased when compared to 1999 by 28.3% for CRM, 24.6% for public relations and 20.4% specialty communications.

      Operating Expenses: Our 2000 worldwide operating expenses increased 19.7% to $5,276.1 million from $4,406.4 million in 1999. The most significant component of our cost structure was salary and related costs, which increased by $579.4 million to $3,633.4 million in 2000 from $3,054.0 in 1999. Salary and related costs represented about 59.0% of our total revenue in each of 2000 and 1999. The remaining operating expenses, primarily consisting of occupancy costs, depreciation, amortization and client service costs, increased to 26.7% of our total revenue to $1,642.7 in 2000 from 26.4% in 1999.

      Net Interest Expense: Our net interest expense for 2000 increased to $76.5 million from $50.4 million in 1999. This increase was due to an increase in interest rates and higher average borrowings during 2000. The higher average borrowings were the result of acquisition payments and share repurchases during the year.

      Operating Margin: Our operating margin increased to 14.3% (exclusive of a gain of $110.0 million pre-tax and $63.8 million after-tax on a portion of our investment in Razorfish), as compared to 14.1% in 1999. We were able to improve our operating margin in 2000 by enhancing our operating leverage and through our continued emphasis on cost control and corporate purchasing efficiencies. Including the Razorfish gain in 2000, operating margins were 16.1%.

      Income Taxes: Our consolidated effective income tax rate was 40.3% in 2000 (excluding the tax impact of the Razorfish gain) as compared to 40.6% in 1999. The decrease was primarily attributable to the implementation of various planning and restructuring initiatives designed to reduce the tax inefficiency of our holding company structure, as well as the lowering of statutory rates in several international markets. Including the tax impact of the Razorfish gain, our consolidated effective income tax rate was 40.5%.

      Equity in Affiliates and Minority Interests: In 2000, our equity in affiliates decreased by 29.2% to $10.9 million from $15.4 million in 1999. This decrease resulted from our taking an increased ownership position in certain affiliates that resulted in the subsequent consolidation of their income in our 2000 financial statements and non-cash losses from restructuring actions taken by one of our affiliated companies.

      In 2000, minority interests increased by 3.1% to $54.6 million from $52.9 million in 1999. The increase was primarily due to acquisitions, including increased ownership positions in some of our affiliates that resulted in their subsequent consolidation and higher earnings at subsidiaries where minority interests are held by third parties.

      Earnings Per Share (EPS): Our net income for 2000 increased by 19.9% from $362.9 million in 1999 (excluding the Razorfish gain) and diluted EPS increased by 19.4% to $2.40 (excluding the Razorfish gain) from $2.01. Foreign exchange impacts reduced EPS by $0.10. Including the Razorfish gain, our consolidated net income increased by 37.5% to $498.8 million in 2000 from $362.9 million in 1999 and our diluted EPS increased to $2.73 from $2.01 in 1999.

Critical Accounting Policies and New Accounting Pronouncements

      We are a holding company. Our business is conducted through more than 1,500 subsidiary agencies operating in more than 100 countries. Our agencies provide a broad range of marketing and corporate communications services to more than 5000 clients representing nearly every industry sector.

      We have prepared the following supplemental summary of accounting policies to assist in better understanding our financial statements and the related management discussion and analysis. Readers are encouraged to consider this supplement together with our consolidated financial statements and the related notes to our consolidated financial statements for a more complete understanding of accounting policies discussed below.

      Estimates: Readers are reminded that the preparation of financial statements in conformity with generally accepted accounting principles, or "GAAP," requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during a reporting period. Actual results can differ from those estimates, and it is possible that the differences could be material.

      Revenue: A small portion of our contractual arrangements with clients includes performance incentive provisions designed to link a portion of our revenue to our performance relative to both quantitative and qualitative goals. This revenue has historically been less than 2.0% of our annual consolidated revenue. We recognize this portion of revenue when the specific quantitative goals are achieved, or when our performance against qualitative goals is determined by our clients. Additional information about revenue appears in note 1 to our consolidated financial statements on pages F-7 to F-10 of this report.

      Acquisitions: We have historically made and expect to continue to make acquisitions. In making these acquisitions, the price we pay is determined by various factors, including our prior experience and judgement. The amount we paid for acquisitions, including cash, stock and assumption of net liabilities totaled $844.7 million in 2001 and $849.8 million in 2000. These acquisitions were accounted for as purchases.

      Most of our acquisitions have been relatively small transactions made consistent with our strategy of building our various agency brands through the extension of their service capabilities and geographic reach. The intangibles that result from these acquisitions principally result from the purchased companies know-how, reputation, experience and geographic location. These intangibles have been amortized on a straight-line basis over a period not to exceed 40 years and have been written down if, and to the extent, they have been determined to be impaired.

      Additional information about acquisitions appears in notes 1 and 2 to our consolidated financial statements on pages F-7 to F-10 of this report and information about changes in GAAP relative to accounting for acquisitions is described in New Accounting Pronouncements on pages F-21 to F-22 of this report.

      Other Investments: Management continually monitors the value of its investments to determine whether an other than temporary impairment has occurred. A variety of factors are considered when making this determination including the current market value of the investment and the financial condition and prospects of the investee.

      In May 2001, the Company received a non-voting non-participating preferred stock interest in a newly formed company, Seneca Investments LLC, in exchange for its contribution of Communicade, the Company's subsidiary that conducted its e-services industry investment activities. The common shareholder of Seneca, who owns all the common stock, is an established private equity investment firm. We did not recognize a gain or loss on Seneca's formation, and management believes that the carrying value of our Seneca investment approximated its fair value at December 31, 2001. Additional information about Seneca is contained in note 6 to our consolidated financial statements at pages F-13 to F-14 of this report.

      New Accounting Pronouncements: In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). The FASB also issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS
143) in June 2001, and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), in August 2001.

      SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS 141 superseded Accounting Pronouncement Bulletin ("APB") Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001. Given that all of our acquisitions in 2000 and 2001 were accounted for under the purchase method, the adoption of SFAS 141 on July 1, 2001 and the cessation of goodwill amortization on post July 1, 2001 acquisitions as required by SFAS 142, as discussed below, was not material to our 2001 consolidated results of operations or financial position.

      SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets. Effective January 1, 2002, companies are no longer required to amortize goodwill and other intangible assets that have indefinite lives, but these assets will be subject to periodic testing for impairment. Additionally, goodwill acquired in a business combination for which the acquisition date was after June 30, 2001 is no longer required to be amortized. Had the cessation of goodwill amortization expense been in effect on January 1, 2001, diluted EPS would have been increased by an amount estimated at $0.42 to $0.47.

      We expect to complete the required impairment testing by the end of the second quarter of 2002 and are currently evaluating the effect that such adoption may have on our future consolidated results of operations and financial position. However, at this time we do not expect that the results of the impairment testing will be material to our 2002 consolidated results of operations or financial position.

      SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, and we plan to adopt SFAS 143 effective January 1, 2003. The impact of SFAS 143 on our financial statements will depend on a variety of factors, including interpretative guidance from the FASB. However, we do not expect that the adoption will have a material impact on our consolidated results of operations or financial position.

      SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001, and we intend to adopt SFAS 144 effective January 1, 2002. We do not expect that the adoption will have a material impact on our consolidated results of operations or financial position.

Quantitative and Qualitative Disclosures Regarding Market Risk

      Our results of operations are subject to the risk of currency exchange rate fluctuations related to our international operations. Our net income is subject to risk from the translation of the revenue and expenses of our foreign operations, which are generally denominated in the local currency. There are also economic risks associated with intercompany cash movements when we move money across different currency markets. While our agencies operate in more than 100 countries and invoice clients in more than 70 different currencies, our major international markets are the E.U., the United Kingdom, Japan, Brazil and Canada.

      We periodically purchase derivative financial instruments as part of managing our exposure to currency exchange fluctuations. Derivative financial instruments are also subject to counterparty risk. Counterparty risk arises from the inability of a counterparty to meet its obligations. To mitigate counterparty risk, we enter into derivative contracts with major well-known banks and financial institutions that have credit ratings at least equal to our own. Generally, we use forward exchange contracts with maturities ranging up to 90 days to hedge our foreign currency assets and liabilities. To a lesser extent to hedge our net Yen investments we have in place several currency and interest rate swaps with various maturity dates ranging up to five years.

      Our derivative activities are limited in volume and confined to risk management activities related to our international operations. We have established a centralized reporting system to evaluate the effects of changes in interest rates, currency exchange rates and other relevant market risks. We periodically determine the potential loss from market risk by performing a value-at-risk computation. Value-at-risk analysis is a statistical model that utilizes historic currency exchange and interest rate data to measure the potential impact on future earnings of our existing portfolio of derivative financial instruments. The value-at-risk analysis we performed on our December 31, 2001 portfolio of derivative financial instruments indicated that the risk of loss was immaterial. This overall system is designed to enable us to initiate remedial action, if appropriate.

      At December 31, 2001, we had numerous forward foreign exchange contracts outstanding with an aggregate notional principal of $387 million, most of which were denominated in our major international market currencies. These contracts predominantly hedged certain intercompany cash movements which were not recorded in the respective company's functional currency. The terms of these contracts were generally 90 days or less. Additionally, at December 31, 2001, we had several cross currency interest rate swaps in place with an aggregate notational principal amount of 16,300 million Yen with maturities up to five years. See note 12 to our consolidated financial statements at pages F-20 to F-21 of this report for information about the fair value of each type of derivative.

Liquidity and Capital Resources

      Liquidity: We had cash and cash equivalents totaling $472.2 million and $516.8 million at December 31, 2001 and 2000, respectively. Net cash provided by our operating activities was $775.6 million in 2001 compared to $685.9 million in 2000. Our operating cash flows in 2001, which are impacted by our clients' spending patterns, reflected revenue and net income growth and an increase in the cash provided resulting from a decrease in accounts receivable, partially offset by a decrease in cash provided resulting from decreases in accounts payable and decreases in accrued taxes, advance billings and other liabilities which include accruals for incentive compensation. At December 31, 2001 and 2000, our current liabilities exceeded our current assets by $1,410.0 million and $1,258.2 million, respectively. This occurs primarily because we generally require payment from our clients before paying vendors for media and other pass-through expenditures.

      Net cash flows used in our investing activities in 2001 were $947.9 million, including $818.8 million used for acquisitions, net of cash acquired, and $149.4 million used for capital expenditures. Of the $818.8 million used for acquisitions and investments, $156.8 million related to acquisitions completed in prior years.

      Net cash flows from our financing activities in 2001 were $170.8 million, including net borrowings of $354.7 million and proceeds from option exercise payments and employee stock purchase plan contributions of $65.4 million, offset by dividends paid to shareholders of $135.7 million, repayments of deposits received from affiliates of $53.5 million and payments to repurchase stock of $60.1 million.

      Capital Resources: We maintain two revolving credit facilities with two consortia of banks. In the second quarter 2001, we extended our 364-day, $1.0 billion revolving credit facility. This facility, which primarily supports our issuance of commercial paper, was renewed under substantially the same terms as had previously been in effect, including a provision which allows us to convert all amounts outstanding at its expiration on April 25, 2002 into a one-year term loan. During 2001, we issued $45.3 billion of commercial paper and we redeemed $45.9 billion. The average term of the commercial paper issued was eight days. At December 31, 2001, $269.6 million of our commercial paper was outstanding at interest rates ranging from 2.2% to 2.7% under the $1 billion credit facility. We also have a $500 million five-year revolving credit facility which expires on June 30, 2003. No borrowings were outstanding under this revolving credit facility at December 31, 2001.

      We had short-term bank loans of $169.1 million at December 31, 2001, primarily comprised of bank overdrafts by our international subsidiaries which are treated as unsecured loans pursuant to the subsidiaries' bank agreements.

      In February 2001, we issued $850.0 million aggregate principal amount of zero-coupon notes due 2031. These notes are senior, unsecured zero-coupon securities that are convertible into 7.7 million common shares, implying a conversion price of $110.01 per common share, subject to normal anti-dilution adjustments. These notes are convertible at the specified ratio only upon the occurrence of certain events, including if our common shares trade above certain levels, if we effect extraordinary transactions or if our long-term debt ratings are downgraded by least three notches from their current level to Baa3 or lower by Moody's Investors Services, Inc. or BBB or lower by Standard & Poor's Ratings Services. These events would not, however, result in an adjustment of the number of shares issuable upon conversion. Holders of the notes due 2031 have the right to put the notes back to us for, at our election, cash, stock or a combination of both, in February of each year and we have the right to redeem the notes for cash beginning in 2006. There are no events that accelerate the noteholders' put rights. Beginning in February 2006, if the market price of our common shares exceeds certain thresholds, we may be required to pay contingent cash interest on the notes equal to the amount of dividends that would be paid on the common shares into which the notes are contingently convertible.

      In March 2002, we issued $900.0 million aggregate principal amount of zero-coupon notes due 2032. The notes are senior, unsecured zero-coupon securities that are convertible into 8.2 million common shares, implying a conversion price of $110.01 per common share, subject to normal anti-dilution adjustments. These notes are convertible at the specified ratio only upon the occurrence of certain events including if our common shares trade above certain levels, if we effect extraordinary transactions or if our long-term debt ratings are downgraded at least three notches from their current level to Baa3 or lower by Moody's Investors Services, Inc. or BBB or lower by Standard & Poor's Ratings Services. These events would not, however, result in an adjustment of the number of shares issuable upon conversion. Holders of the notes due 2032 have the right to put the notes back to us for, at our election, cash, stock or a combination of both, in July of each year beginning in July 2003 and we have the right to redeem the notes for cash beginning in 2007. There are no events that accelerate the noteholders' put rights. Beginning in August 2007, if the market price of our common shares exceeds certain thresholds, we may be required to pay contingent cash interest on the notes equal to the amount of dividends that would be paid on the common shares into which the notes are contingently convertible.

      On December 31, 2001, we redeemed our 2 1/4% Convertibled Subordinate Debentures, which had a scheduled maturity in 2013. The debentures were convertible into 4.6 million common shares. Prior to redemption, substantially all of the bondholders exercised their conversion rights. These debentures were issued in 1998.

      We believe that our operating cash flow combined with our available lines of credit and our access to the capital markets are sufficient to support our foreseeable cash requirements, including working capital, capital expenditures, acquisitions and dividends.

      Additional information about our indebtedness is included in notes 3 and 4 of our consolidated financial statements at pages F-10 to F-12 of this report.

      Contractual and Commercial Obligations: We enter into numerous contractual and commercial undertakings in the normal course of our business. The following table summarizes information about certain of our obligations as of December 31, 2001. The table should be read together with note 3 (bank loans and lines of credit), note 4 (long-term debt and convertible debentures), note 10 (commitments and contingent liabilities), note 11(fair value of financial instruments) and note 12 (financial instruments and market risk) to our consolidated financial statements at pages F-10 to F-20 of this report.

                                                               Due in          Due in           Due
                                                             less than 1       1 to 5         after 5        Total
                                                                Year            Years          Years          Due
                                                             -----------     ----------     ----------     ----------
                                                                                    (in thousands)
Contractual Obligations at
  December 31, 2001
Long-term debt .....................................          $ 40,444       $  486,448      $    3,657    $  530,549
Senior convertible notes ...........................                --               --         850,000       850,000
Lease obligations ..................................           343,446          958,505         988,226     2,290,177
                                                              --------       ----------      ----------    ----------
Total contractual cash obligations .................          $383,890       $1,444,953      $1,841,883    $3,670,726
                                                              ========       ==========      ==========    ==========

                                                               Due in          Due in           Due
                                                             less than 1       1 to 5          after 5       Total
                                                                Year            Years           Years         Due
                                                             -----------     ----------      ----------    ----------
                                                                                    (in thousands)
Other Commercial Commitments at
  December 31, 2001
Lines of credit .........................................      $169,056       $    --         $    --       $169,056
Guarantees and letters of credit ........................            --        27,515              --         27,515
                                                               --------       -------         -------       --------
Total commercial commitments ............................      $169,056       $27,515         $    --       $196,571
                                                               ========       =======         =======       ========

      In the normal course of business, our agencies enter into various media commitments on behalf of our clients. These commitments are included in our accounts payable balance when the media services are delivered by the providers. Historically, we have not experienced significant losses for media commitments entered into on behalf of our clients and we believe that we do not have any substantial exposure to potential losses of this nature in the future.

      In addition, we have various commitments related to acquisitions completed in the current and prior years that may require additional future purchase price payments that would result in additional intangible assets on our balance sheet. These payments are contingent upon the businesses achieving minimum predetermined performance goals. Formulas for these contingent future payments vary from acquisition to acquisition. These commitments are not reflected on the balance sheet because they are highly contingent upon future events. The payments made in 2001, 2000 and 1999 for acquisitions completed in prior years were $156.8 million, $183.9 million and $137.0 million, respectively.

8. Financial Statements and Supplementary Data

      Our financial statements and supplementary data are included at the end of this report beginning on page F-1 of this report. See the index appearing on page 14 of this report.

9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Executive Officers

      The executive officers of Omnicom Group Inc. are:

            Name                                           Position                                     Age
            ----                                           --------                                    -----
Bruce Crawford.............   Chairman                                                                   73
John D. Wren...............   President and Chief Executive Officer                                      49
Philip J. Angelastro.......   Senior Vice President and Controller                                       37
James A. Cannon............   Vice Chairman and Chief Financial Officer of BBDO Worldwide                63
Jean-Marie Dru.............   President and Chief Executive Officer of TBWA Worldwide                    55
Thomas L. Harrison.........   Chairman and Chief Executive Officer of Diversified Agency Services        54
Peter Mead.................   Vice Chairman                                                              62
Robert Profusek............   Executive Vice President                                                   51
Keith L. Reinhard..........   Chairman and Chief Executive Officer of DDB Worldwide                      67
Allen Rosenshine...........   Chairman and Chief Executive Officer of BBDO Worldwide                     63
Barry J. Wagner............   Secretary and General Counsel                                              61
Randall J. Weisenburger....   Executive Vice President and Chief Financial Officer                       43

      All of the executive officers have held their present positions at Omnicom for at least five years except as specified below.

      Philip Angelastro was promoted to Senior Vice President in January 2002 and was made Controller on February 1, 1999. Mr. Angelastro joined the Company in June 1997 as Vice President of Finance of Diversified Agency Services after being a Partner at Coopers & Lybrand LLP.

      Jean-Marie Dru was appointed President and Chief Executive Officer of TBWA Worldwide in March 2001. He had previously been President International of TBWA Worldwide. Mr. Dru was co-founder and Chairman of BDDP Group, which merged with TBWA in 1998. Prior to BDDP, he was CEO of Young & Rubicam Paris.

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

      Robert Profusek joined the Company on May 15, 2000 as Executive Vice President. He previously headed the transactional practice group of Jones, Day, Reavis & Pogue, a global law firm.

      Randall Weisenburger joined the Company in September 1998 and became Executive Vice President and Chief Financial Officer on January 1, 1999. Mr. Weisenburger was previously President and Chief Executive Officer of Wasserstein Perella Management Partners.

      Additional information about our directors and executive officers appears under the captions "Election of Directors," "Management's Stock Ownership," "Director Compensation" and "Executive Compensation" in our 2002 proxy statement.

                                     PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements:                                                Page
                                                                            ----
       Management Report ................................................   F-1
       Report of Independent Public Accountants .........................   F-2
       Consolidated Statements of Income for the Three
         Years Ended December 31, 2001 ..................................   F-3
       Consolidated Balance Sheets at December 31, 2001 and 2000 ........   F-4
       Consolidated Statements of Shareholders' Equity for
         the Three Years Ended December 31, 2001 ........................   F-5
       Consolidated Statements of Cash Flows for the Three
         Years Ended December 31, 2001 ..................................   F-6
       Notes to Consolidated Financial Statements .......................   F-7
       Quarterly Results of Operations (Unaudited) ......................   F-23

(a)(2) Financial Statement Schedules:
       Schedule II -- Valuation and Qualifying Accounts (for
         the three years ended December 31, 2001) .......................   S-1

       All other schedules are omitted because they are not applicable.

(a)(3) Exhibits:

       Exhibit
       Numbers      Description
       ------       --------
       (3)(i)       Certificate of Incorporation (Exhibit 4.1 to our
                    Registration Statement No. 333-46303 and incorporated herein by reference).

         (ii) Amendment to Certificate of Incorporation (Exhibit A to our 2000 Proxy Statement filed on April 11, 2000 and incorporated herein by reference).

         (iii) By-laws (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1987).

       4.1 Fiscal Agency Agreement, dated June 24, 1998, in connection with our issuance of 1,000,000,000 5.20% Notes due 2005 (the "5.20% Notes") (Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 ("the 6-30-98 10Q") and incorporated herein by reference).

       4.2 Subscription Agreement, dated June 22, 1998, in connection with our issuance of the 5.20% Notes (Exhibit 4.2 to our 6-30-98 10-Q and incorporated herein by reference).

       4.3 Deed of Covenant, dated June 24, 1998, in connection with our issuance of the 5.20% Notes (Exhibit 4.3 to the 6-30-98 10-Q and incorporated herein by reference).

       4.4 Indenture, dated February 7, 2001, between Chase Manhattan Bank, as trustee, and us in connection with our issuance of $850,000,000 Liquid Yield Option Notes due 2031 (Exhibit 4.1 to our Registration Statement on Form S-3 (Reg. No. 333-55386) and incorporated herein by reference).

       4.5          Form of Liquid Yield Option Notes due 2031 (included in
                    Exhibit 4.4 above)

       4.6 Indenture between Omnicom Group Inc. and JP Morgan Chase Bank, dated as of March 6, 2002 in connection with our issuance of $900,000,000 zero coupon zero yield convertible notes due 2032.

       4.7 Form of Zero Coupon Zero Yield Convertible Notes due 2032 (included in Exhibit 4.6)

       4.8 Registration Rights Agreement, dated March 1, 2002, by and between Omnicom Group Inc. and J.P. Morgan Securities Inc., Goldman Sachs & Co. and Salomon Smith Barney Inc.

      10.1 Amendment No. 1, dated July 7, 2000, to $500,000,000 Amended and Restated Credit Agreement, dated as of February 20, 1998, among Omnicom Finance Inc., Omnicom Finance PLC, Omnicom Capital Inc., Omnicom Group Inc., ABN AMRO Bank N.V., New

                    York Branch, and the financial institutions party thereto (Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2000 (the "6-30-00 10-Q") and incorporated herein by reference).

       10.2         364-Credit Agreement, dated as of April 30, 1999 (Exhibit
                    10.2 to our quarterly report in Form 10-Q for the quarter ended March 31, 1999 (the "3-31-99 10-Q")) amended and restated April 26, 2001, among Omnicom Finance Inc., Omnicom Finance PLC, Omnicom Capital Inc., the financial institutions party thereto, Citibank, N.A., as Administrative Agent, The Bank of Nova Scotia, as Documentation Agent. The Chase Manhattan Bank, Fleet National Bank and San Paolo IMI SPA as Syndication Agents.

       10.3 List of Contents of Exhibits to the 364-Day Credit Agreement, dated as of April 30, 1999 (Exhibit 10.2 to our "3-31-99 10-Q" and incorporated herein by reference).

       10.4 Guaranty, dated as of April 30, 1999, made by Omnicom Group Inc. (Exhibit 10.3 to our 3-31-99 10-Q and incorporated herein by reference).

       10.5 Amended and Restated 1998 Incentive Compensation Plan, (Exhibit B to our Proxy Statement, dated April 11, 2000, and incorporated herein by reference).

       10.6         Restricted Stock Plan for Non-employee Directors (Exhibit
                    10.10 to our Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

       10.7 Standard form of our Executive Salary Continuation Plan Agreement (Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

       10.8 Standard form of the Director Indemnification Agreement (Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).

       10.9 Severance Agreement, dated July 6, 1993, between Keith Reinhard and DDB Worldwide Communications Group, Inc. (Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

       10.10 Long-Term Shareholder Value Plan, dated March 19, 2002, (Exhibit Ref 4.4 to our Registration Statement on Form S-8 No. 333-84498 and incorporated herein by reference).

       21.1         Subsidiaries of the Registrant.

       23.1         Consent of Arthur Andersen LLP.

       24.1         Powers of Attorney from Bernard Brochand, Robert J.
                    Callander, James A. Cannon, Leonard S. Coleman, Jr., Bruce Crawford, Susan S. Denison, Jean-Marie Dru, Peter Foy, Michael Greenlees, Thomas L. Harrison, John R. Murphy, John
                    R. Purcell, Keith L. Reinhard, Linda Johnson Rice, Allen Rosenshine and Gary L. Roubos.

       99.1 Letter to SEC pursuant to Temporary Note 3T to Article 3 of Regulation S-X.

(b)  Reports on Form 8-K:

     We did not file any reports on Form 8-K during the fourth quarter of 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OMNICOM GROUP INC.

March 26, 2002                            By: /s/ RANDALL J. WEISENBURGER
                                              ----------------------------------
                                                    Randall J. Weisenburger
                                                 Executive Vice President and
                                                    Chief Financial Officer

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

                 Signature                                 Title                            Date
             -----------------                           --------                         ---------

           /s/ BRUCE CRAWFORD                       Chairman and Director              March 26, 2002
------------------------------------------
            (Bruce Crawford)

            /s/ JOHN D. WREN                       Chief Executive Officer             March 26, 2002
------------------------------------------       and President and Director
             (John D. Wren)

       /s/ RANDALL J. WEISENBURGER              Executive Vice President and           March 26, 2002
------------------------------------------         Chief Financial Officer
        (Randall J. Weisenburger)

        /s/ PHILIP J. ANGELASTRO            Senior Vice President and Controller       March 26, 2002
------------------------------------------     (Principal Accounting Officer)
         (Philip J. Angelastro)

------------------------------------------                Director
           (Bernard Brochand)

        /s/ ROBERT J. CALLANDER*                          Director                     March 26, 2002
------------------------------------------
          (Robert J. Callander)

          /s/ JAMES A. CANNON*                            Director                     March 26, 2002
------------------------------------------
            (James A. Cannon)

      /s/ LEONARD S. COLEMAN, JR.*                        Director                     March 26, 2002
------------------------------------------
        (Leonard S. Coleman, Jr.)

          /s/ SUSAN S. DENISON*                           Director                     March 26, 2002
------------------------------------------
           (Susan S. Denison)

           /s/ JEAN-MARIE DRU*                            Director                     March 26, 2002
------------------------------------------
            (Jean-Marie Dru)

             /s/ PETER FOY*                               Director                     March 26, 2002
------------------------------------------
               (Peter Foy)

------------------------------------------                Director
           (Michael Greenlees)

         /s/ THOMAS L. HARRISON*                          Director                     March 26, 2002
------------------------------------------
          (Thomas L. Harrison)

           /s/ JOHN R. MURPHY*                            Director                     March 26, 2002
------------------------------------------
            (John R. Murphy)

          /s/ JOHN R. PURCELL*                            Director                     March 26, 2002
------------------------------------------
            (John R. Purcell)

         /s/ KEITH L. REINHARD*                           Director                     March 26, 2002
------------------------------------------
           (Keith L. Reinhard)

------------------------------------------                Director
          (Linda Johnson Rice)

          /s/ ALLEN ROSENSHINE*                           Director                     March 26, 2002
------------------------------------------
           (Allen Rosenshine)

           /s/ GARY L. ROUBOS*                            Director                     March 26, 2002
------------------------------------------
            (Gary L. Roubos)

*By        /s/ BARRY J. WAGNER                        Attorney-in-fact                 March 26, 2002
    --------------------------------------
             Barry J. Wagner

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

     Omnicom's system of internal controls, augmented by a program of internal audits, is designed to provide reasonable assurance that assets are safeguarded and records are maintained to substantiate the preparation of financial information in accordance with accounting principles generally accepted in the United States. Underlying this concept of reasonable assurance is the premise that the cost of controls should not exceed the benefits derived therefrom.

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

February 18, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
  Shareholders of Omnicom Group Inc.:

     We have audited the accompanying consolidated balance sheets of Omnicom Group Inc. (a New York corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omnicom Group Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on page S-1 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             Arthur Andersen LLP

New York, New York
February 18, 2002 (except with respect to the matter discussed in Note 14, as to which the date is March 20, 2002)

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                Years Ended December 31,
                                                 (Dollars in Thousands
                                                 Except Per Share Data)
                                      -----------------------------------------
                                         2001           2000           1999
                                      -----------    -----------    -----------
REVENUE ...........................   $ 6,889,406    $ 6,154,230    $ 5,130,545

OPERATING EXPENSES:
  Salaries and related costs ......     3,949,644      3,633,357      3,054,018
  Office and general expenses .....     1,971,578      1,642,783      1,352,397
                                      -----------    -----------    -----------
                                        5,921,222      5,276,140      4,406,415
                                      -----------    -----------    -----------

OPERATING PROFIT ..................       968,184        878,090        724,130

REALIZED GAIN ON SALE OF
  RAZORFISH SHARES ................            --        110,044             --

NET INTEREST EXPENSE ..............        72,799         76,517         50,422
                                      -----------    -----------    -----------

INCOME BEFORE INCOME TAXES ........       895,385        911,617        673,708

INCOME TAXES ......................       352,128        369,140        273,247
                                      -----------    -----------    -----------

INCOME AFTER INCOME TAXES .........       543,257        542,477        400,461
EQUITY IN AFFILIATES ..............        12,667         10,914         15,368
MINORITY INTERESTS ................       (52,782)       (54,596)       (52,947)
                                      -----------    -----------    -----------
NET INCOME ........................   $   503,142    $   498,795    $   362,882
                                      ===========    ===========    ===========
NET INCOME PER COMMON SHARE:
  Basic ...........................   $      2.75    $      2.85    $      2.07
  Diluted .........................   $      2.70    $      2.73    $      2.01

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   A S S E T S

                                                           December 31,
                                                      (Dollars in Thousands)
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents ....................   $    472,151    $    516,817
  Short-term investments at market,
    which approximates cost ....................         44,848          59,722
  Accounts receivable, less allowance
    for doubtful accounts of $79,183
    and $72,745 (Schedule II) ..................      3,720,790       3,857,182
  Billable production orders in
    process, at cost ...........................        382,750         403,565
  Prepaid expenses and other current assets ....        613,285         529,597
                                                   ------------    ------------
  Total Current Assets .........................      5,233,824       5,366,883
FURNITURE, EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS, at cost, less accumulated
  depreciation and amortization of
  $618,661 and $557,210 ........................        547,801         483,105
INVESTMENTS IN AFFILIATES ......................        186,156         432,664
GOODWILL AND OTHER INTANGIBLES, less
  accumulated amortization of $497,500
  and $410,396 .................................      3,934,512       2,988,809
DEFERRED TAX BENEFITS ..........................        100,418          98,404
OTHER ASSETS ...................................        614,703         483,842
                                                   ------------    ------------
                                                   $ 10,617,414    $  9,853,707
                                                   ============    ============

     L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y

CURRENT LIABILITIES:
   Accounts payable ............................   $  4,303,152    $  4,351,039
   Advance billings ............................        640,750         630,502
   Current portion of long-term debt ...........         40,444          29,307
   Bank loans ..................................        169,056          72,813
   Accrued taxes ...............................        366,820         327,136
   Other accrued liabilities ...................      1,123,565       1,214,255
                                                   ------------    ------------
   Total Current Liabilities ...................      6,643,787       6,625,052
                                                   ------------    ------------
LONG-TERM DEBT .................................        490,105       1,015,419
CONVERTIBLE DEBENTURES .........................        850,000         229,968
DEFERRED COMPENSATION AND OTHER LIABILITIES ....        296,980         296,921
MINORITY INTERESTS .............................        158,123         137,870
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 10)
SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 7,500,000
    shares authorized, none issued .............             --              --
  Common stock, $0.15 par value, 1,000,000,000
    shares authorized, 198,669,254 and
    194,102,812 shares issued in 2001 and
    2000, respectively .........................         29,800          29,115
  Additional paid-in capital ...................      1,400,138       1,166,076
  Retained earnings ............................      1,619,874       1,258,568
  Unamortized restricted stock .................       (125,745)       (119,796)
  Accumulated other comprehensive (loss) income        (295,358)       (232,063)
Treasury stock, at cost, 8,040,688 and
  10,023,674 shares in 2001 and
  2000, respectively ...........................       (450,290)       (553,423)
                                                   ------------    ------------
      Total Shareholders' Equity ...............      2,178,419       1,548,477
                                                   ------------    ------------
                                                   $ 10,617,414    $  9,853,707
                                                   ============    ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       Three Years Ended December 31, 2001
                             (Dollars in Thousands)

                                                                                                                 Accumulated
                                                      Common Stock         Additional              Unamortized      Other
                                  Comprehensive ------------------------    Paid-in     Retained    Restricted  Comprehensive
                                     Income       Shares       Par Value    Capital     Earnings      Stock     (Loss) Income
                                  ------------- -----------    ---------   ----------  ----------  -----------  -------------
Balance December 31, 1998 ......                186,654,985     $ 93,328   $  720,343  $  628,742  $ (58,060)    $ (94,781)
Comprehensive income:
Net income .....................    $362,882                                              362,882
Unrealized gain on
  investments, net of income
  taxes of $290,233 ............     417,653                                                                       417,653
Translation adjustments,
  net of taxes of $25,726 ......     (37,638)                                                                      (37,638)
                                     -------
Comprehensive income ...........     742,897
                                     =======
Dividends declared .............                                                         (109,573)
Amortization of restricted
  shares .......................                                                                      27,812
Shares transactions under
  employee stock plans .........                    306,381          152       58,197                (55,671)
Shares issued for acquisitions..                    127,069           64        7,136
Conversion of 4.25%
  debentures ...................                                                   (5)
Purchase of treasury shares ....
Cancellation of shares .........                     (2,274)          (1)        (177)
Gain on initial public
  offering of common
  stock of affiliates ..........                                               22,660
                                     -------    -----------    --------    ----------  ----------  ---------     ---------
Balance December 31, 1999 ......                187,086,161       93,543      808,154     882,051    (85,919)      285,234
Comprehensive Income:
  Net Income ...................     498,795                                              498,795
  Unrealized loss on
    investments net of taxes
    of $251,589 ................    (372,764)                                                                     (372,764)
  Translation adjustments,
    net of taxes of $54,912 ....     (80,707)                                                                      (80,707)
Reclassification adjustment
  for gain on sale of securities
  net of taxes of $46,218 ......     (63,826)                                                                      (63,826)
                                     -------
Comprehensive (loss) ...........     (18,502)
                                     =======
Dividends Declared .............                                                         (122,278)
Amortization of restricted
  shares .......................                                                                      39,098
Shares transactions under
  employee stock plans .........                                               65,521                (72,975)
Shares issued for acquisitions .                     81,508           12       10,080
Conversion of 4.25%
  debentures ...................                  6,935,143        1,040      216,841
Purchase of treasury shares ....
Adjustment for change in
  par value ....................                                 (65,480)      65,480
                                                -----------    --------    ----------  ----------  ---------     ---------
Balance December 31, 2000 ......                194,102,812       29,115    1,166,076   1,258,568   (119,796)     (232,063)
Comprehensive Income:
  Net Income ...................     503,142                                              503,142
  Unrealized gain on
    investments net of taxes
    of $11,518 .................      18,976                                                                        18,976
Translation adjustments,
  net of taxes of $49,939 ......     (82,271)                                                                      (82,271)
                                    --------
Comprehensive income ...........    $439,847
                                    ========
Dividends Declared .............                                                         (141,836)
Amortization of restricted
  shares .......................                                                                      47,078
Shares transactions under
  employee stock plans .........                                               28,477                (53,027)
Shares issued for acquisitions .                     25,538            4        3,891
Conversion of 2.25%
  debentures ...................                  4,614,443          692      254,995
Purchase of treasury shares ....                                              (49,200)
Cancellation of shares .........                    (73,539)         (11)      (4,101)
                                                -----------     --------   ----------  ----------  ---------     ---------
Balance December 31, 2001 ......                198,669,254     $ 29,800   $1,400,138  $1,619,874  $(125,745)    $(295,358)
                                                ===========     ========   ==========  ==========  =========     =========


                                                   Total
                                    Treasury   Shareholders'
                                     Stock        Equity
                                   ----------  -------------
Balance December 31, 1998 ......   $(244,062)   $1,045,510
Comprehensive income:
Net income .....................                   362,882
Unrealized gain on
  investments, net of income
  taxes of $290,233 ............                   417,653
Translation adjustments,
  net of taxes of $25,726 ......                   (37,638)
Comprehensive income ...........
Dividends declared .............                  (109,573)
Amortization of restricted
  shares .......................                    27,812
Shares transactions under
  employee stock plans .........     100,037       102,715
Shares issued for acquisitions..                     7,200
Conversion of 4.25%
  debentures ...................          19            14
Purchase of treasury shares ....    (286,159)     (286,159)
Cancellation of shares .........                      (178)
Gain on initial public
  offering of common
  stock of affiliates ..........                    22,660
                                   ---------    ----------
Balance December 31, 1999 ......    (430,165)    1,552,898
Comprehensive Income:
  Net Income ...................                   498,795
  Unrealized loss on
    investments net of taxes
    of $251,589 ................                  (372,764)
  Translation adjustments,
    net of taxes of $54,912 ....                   (80,707)
Reclassification adjustment
  for gain on sale of securities
  net of taxes of $46,218 ......                   (63,826)
Comprehensive (loss) ...........
Dividends Declared .............                  (122,278)
Amortization of restricted
  shares .......................                    39,098
Shares transactions under
  employee stock plans .........     107,291        99,837
Shares issued for acquisitions .       5,939        16,031
Conversion of 4.25%
  debentures ...................         594       218,475
Purchase of treasury shares ....    (237,082)     (237,082)
Adjustment for change in
  par value ....................
                                   ---------    ----------
Balance December 31, 2000 ......    (553,423)    1,548,477
Comprehensive Income:
  Net Income ...................                   503,142
  Unrealized gain on
    investments net of taxes
    of $11,518 .................                    18,976
Translation adjustments,
  net of taxes of $49,939 ......                   (82,271)
Comprehensive income ...........
Dividends Declared .............                  (141,836)
Amortization of restricted
  shares .......................                    47,078
Shares transactions under
  employee stock plans .........     106,583        82,033
Shares issued for acquisitions .       3,441         7,336
Conversion of 2.25%
  debentures ...................         (54)      255,633
Purchase of treasury shares ....     (10,949)      (60,149)
Cancellation of shares .........       4,112
                                   ---------    ----------
Balance December 31, 2001 ......   $(450,290)   $2,178,419
                                   =========    ==========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Years Ended December 31,
                                                                                            (Dollars in Thousands)
                                                                                 -----------------------------------------
                                                                                    2001           2000           1999
                                                                                 -----------    -----------    -----------
Cash Flows from Operating Activities:
Net income ...................................................................   $   503,142    $   498,795    $   362,882
    Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization of tangible assets .........................       114,661        103,903         97,080
    Amortization of goodwill and other intangible assets .....................        96,305         82,669         70,823
    Minority interests .......................................................        52,782         54,596         52,947
    Earnings of affiliates less than (in excess of) dividends received .......        15,711         33,430         (8,333)
    Tax benefit on employee stock plans ......................................        16,640         49,837         68,260
    Provisions for losses on accounts receivable .............................        30,739         25,989         14,399
    Amortization of restricted shares ........................................        47,078         39,098         27,812
    Gain on sale of Razorfish shares .........................................            --       (110,044)            --
    Decrease (increase) in accounts receivable ...............................       200,836       (513,646)      (648,009)
    Decrease (increase) in billable production orders in process .............        23,117        (97,736)       (13,246)
    (Increase) decrease in prepaid expenses and other current assets .........       (33,021)      (124,854)         9,886
    Increase in other assets, net ............................................       (55,282)       (29,649)       (26,772)
    (Decrease) increase in accounts payable ..................................       (88,866)       277,295        786,608
    (Decrease) increase in accrued taxes, advance billings
       and other liabilities .................................................      (148,282)       396,196        178,217
                                                                                 -----------    -----------    -----------
Net Cash Provided by Operating Activities ....................................       775,560        685,879        972,554
                                                                                 -----------    -----------    -----------
Cash Flows From Investing Activities:
    Capital expenditures .....................................................      (149,423)      (150,289)      (130,349)
    Payment for purchases of equity interests in
       subsidiaries and affiliates, net of cash acquired .....................      (818,819)      (795,686)      (694,184)
    Purchases of long-term and short-term investments ........................      (105,916)      (292,939)       (59,213)
    Proceeds from sales of investments .......................................       126,306        204,340        111,271
                                                                                 -----------    -----------    -----------
Net Cash Used in Investing Activities ........................................      (947,852)    (1,034,574)      (772,475)
                                                                                 -----------    -----------    -----------
Cash Flows From Financing Activities:
    Net increase (decrease) in short-term borrowings .........................        76,789         24,543        (15,748)
    Net proceeds from issuances of convertible debentures
       and long-term debt obligations ........................................     1,144,369        792,995         92,578
    Repayments of principal of long-term debt obligations ....................      (866,445)       (85,988)       (85,713)
    Share transactions under employee stock plans ............................        65,392         50,001         34,456
    (Repayments to) deposits from affiliates .................................       (53,479)      (140,056)        93,105
    Dividends paid ...........................................................      (135,676)      (122,278)      (103,882)
    Purchase of treasury shares ..............................................       (60,149)      (237,082)      (286,159)
                                                                                 -----------    -----------    -----------
Net Cash Provided by (Used In) Financing Activities ..........................       170,801        282,135       (271,363)
                                                                                 -----------    -----------    -----------
    Effect of exchange rate changes on cash and cash equivalents .............       (43,175)         6,950         (1,070)
                                                                                 -----------    -----------    -----------
Net Decrease in Cash and Cash Equivalents ....................................       (44,666)       (59,610)       (72,354)
Cash and Cash Equivalents at Beginning of Period .............................       516,817        576,427        648,781
                                                                                 -----------    -----------    -----------
Cash and Cash Equivalents at End of Period ...................................   $   472,151    $   516,817    $   576,427
                                                                                 ===========    ===========    ===========
Supplemental Disclosures:
    Income taxes paid ........................................................   $   233,827    $   227,492    $   235,256
                                                                                 -----------    -----------    -----------
    Interest paid ............................................................   $    84,693    $   118,077    $    78,835
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

     Revenue Recognition. Substantially all revenue is derived from fees for services. Additionally, we earn commissions from the placement of advertisements in various media. Revenue is realized when the service is performed, in accordance with the terms of the contractual arrangement, and upon completion of the earnings process, including when services are rendered, upon presentation date for media, when costs are incurred for radio and television production and when print production is completed and collection is reasonably assured.

     A small portion of our contractual arrangements with clients includes performance incentive provisions which allow us to earn additional revenues as a result of our performance relative to both quantitative and qualitative goals. The Company recognizes the incentive portion of revenue under these arrangements when specific quantitative goals are achieved, or when performance against qualitative goals is determined by the Company's clients.

     The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company's revenue recognition policies are in compliance with SAB 101.

     Billable Production. Billable production orders in process consist principally of costs incurred on behalf of clients when providing corporate communications services to clients. Such amounts are generally invoiced to clients at various times over the course of the production process.

     Investments Available for Sale. Investments available for sale are comprised of the following two categories of investments.

     Short-term investments and time deposits with financial institutions, which consist principally of investments with original maturity dates between three months and one year and are therefore classified as current assets.

     Long-term investments are included in other assets in the Company's balance sheet and are comprised of minority ownership interests in certain publicly traded marketing and corporate communications services companies where the Company does not exercise significant influence over the operating and financial policies of the investee. The Company accounts for these investments under the cost method. The book value of these investments is adjusted to market value with any unrealized gains or losses recorded to comprehensive income. The Company periodically evaluates these investments to determine if there have been any non-temporary declines in value. A variety of factors are considered when determining if a decline in market value below book value is non-temporary, including, among others, the financial condition and prospects of the investee, as well as the Company's investment intent.

     Cost-Based Investments. Cost-based long-term investments are primarily comprised of preferred equity interests in non-public marketing and corporate communications services companies where the Company does not exercise significant influence over the operating and financial policies of the investee. These minority interests are accounted for under the cost method and are included in the Company's other assets account. These investments are periodically evaluated to determine if there have been any non-temporary declines below book value. A variety of factors are considered when determining if a decline in fair value below book value is non-temporary, including, among others, the financial condition and prospects of the investee, as well as the Company's investment intent.

     Common Stock. During 2000, the par value of common stock was decreased from $.50 to $.15 per share and the number of authorized common shares was increased from 300 million shares to 1 billion shares.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Treasury Stock. The Company accounts for treasury share purchases at cost. The reissuance of treasury shares is accounted for at the average cost. Gains or losses on the reissuance of treasury shares are accounted for as additional paid-in capital and do not affect reported results of operations.

     Foreign Currency Translation. The Company's financial statements were prepared in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Substantially all of the Company's foreign subsidiaries use their local currency as their functional currency in accordance with SFAS 52. Accordingly, the currency impacts of the translation of the balance sheets of the Company's foreign subsidiaries to U.S. dollar statements are included as translation adjustments in other accumulated comprehensive income. The income statements of foreign subsidiaries are translated at average exchange rates for the year. Net foreign currency transaction gains included in net income were $1.1 million in 2001, $1.7 million in 2000 and $9.9 million in 1999.

     Earnings Per Common Share. Basic earnings per share is based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents which include outstanding options and restricted shares and adjustments for the assumed conversion of the Company's 2 1/4% and 4 1/4% Convertible Subordinated Debentures. For purposes of computing diluted earnings per share for the years ended December 31, 2001, 2000 and 1999, respectively, 2,821,850, 2,688,589 and 3,046,904 shares were assumed to have been outstanding related to common share equivalents and 4,599,909, 11,468,018 and 11,551,936 shares in 2001, 2000 and 1999, respectively were assumed to have been converted related to the Company's convertible subordinated debentures. Additionally, the assumed increase in net income related to the after tax interest cost of convertible debentures and the after tax compensation expense related to dividends on restricted shares used in the computations was $9,728,117, $17,939,255 and $17,968,000 for the years ended December 31, 2001, 2000 and
1999, respectively. The number of shares used in the computations were as follows:

                                            2001          2000          1999
                                         -----------   -----------   -----------
      Basic EPS computation............  182,867,900   174,881,000   175,285,900
      Diluted EPS computation..........  190,289,700   189,037,600   189,884,800

     The Company's 2 1/4% Convertible Subordinated Debentures were converted in the fourth quarter of 2001 and its 4 1/4% Convertible Subordinated Debentures were converted in the fourth quarter of 2000 (see Note 4).

      Gains and Losses on Issuance of Stock in Affiliates and Subsidiaries. Gains and losses on the issuance of stock in equity method affiliates and consolidated subsidiaries are recognized directly in the Company's shareholders' equity through an increase or decrease to additional paid-in capital in the period in which the sale occurs and do not affect reported results of operations.

     Severance Agreements. Arrangements with certain present and former employees provide for continuing payments for periods up to 10 years after cessation of their full-time employment in consideration for agreements by the employee not to compete with the Company and to render consulting services during the post-employment period. Such payments, the amounts of which are also subject to certain limitations, including the Company's operating performance during the post-employment period, are expensed in such periods.

     Depreciation of Furniture and Equipment and Amortization of Leasehold Improvements. Depreciation charges are computed on a straight-line basis over the estimated useful lives of furniture and equipment, up to 10 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the terms of the related lease or the useful life of these assets.

     Goodwill and Other Intangibles. The intangible values associated with the Company's business consist predominantly of the value of the Company's agency brands and worldwide networks and the value of the Company's client relationships, know-how, reputation and experience. Intangibles are amortized on a straight-line basis over a period not to exceed 40 years. The intangibles are written down if, and to the extent, they are determined to be impaired. Intangibles are considered to be impaired if the future anticipated undiscounted cash flows arising from the use of the intangibles is less than the net unamortized cost of the intangibles. The Company's worldwide agency networks have been operating for an average of over 60 years. Relationships with

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

significant clients in the corporate communications services industry are typically long-term in nature and the Company's largest clients have on average been clients for more than 30 years. The Company makes acquisitions consistent with its strategy of building its various agency brands through the extension of their service capabilities and geographic reach. The intangibles that result from these acquisitions represent acquisition costs in excess of the fair value of tangible net assets acquired and consist primarily of the know-how, reputation, experience and the geographic coverage of the purchased businesses. In accordance with SFAS 142 -- Goodwill and Other Intangible Assets (see Note
13), goodwill acquired resulting from a business combination for which the acquisition date was after June 30, 2001 is no longer amortized. Additionally, certain intangible assets are required to be valued and amortized over their estimated useful lives. Beginning in 2002, goodwill and other intangible assets with indefinite lives will no longer be amortized, but are to be periodically tested for impairment in accordance with SFAS 142 (see Note 13).

     Deferred Taxes. Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of the Company's assets and liabilities. Deferred tax benefits result principally from recording certain expenses in the financial statements which are not currently deductible for tax purposes and from differences between the tax and book basis of assets and liabilities recorded in connection with acquisitions. Deferred tax liabilities result principally from deductions recorded for tax purposes, in excess of that recorded in the financial statements and non-cash, unrealized financial statement gains associated with investments and capital transactions including initial public offerings of common stock by affiliates.

     Cash Flows. The Company's cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments with original maturity dates of three months or less.

     The following supplemental schedule summarizes the fair value of non-cash assets acquired, cash paid, common shares issued, which are valued at the then market value of the shares, and the liabilities assumed in connection with the acquisition of equity interests in subsidiaries and affiliates, for each of the years specified below:

                                                   (Dollars in Thousands)
                                              2001         2000         1999
                                           ----------   ----------   ----------
Fair value of non-cash assets acquired...  $1,207,806   $1,122,385   $1,059,443
Cash paid, net of cash acquired..........    (818,819)    (795,686)    (694,184)
Value of common shares issued............      (7,336)     (16,031)      (7,200)
                                           ----------   ----------   ----------
Liabilities assumed......................  $  381,651   $  310,668   $  358,059
                                           ==========   ==========   ==========

     Concentration of Credit Risk. The Company provides marketing and corporate communications services to over 5,000 clients who operate in nearly every industry sector and in more than 100 countries. The Company grants credit to qualified clients in the ordinary course of business. Due to the diversified nature of the Company's client base, the Company does not believe that we are exposed to a concentration of credit risk.

     Derivative Financial Instruments. The Company adopted Statement Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.

     Derivatives that are not hedges must be adjusted to fair value through the consolidated statement of income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative used as a hedge is required to be immediately recognized in the statement of income.

     The Company's derivative financial instruments consist principally of forward foreign exchange contracts and interest rate and cross-currency swaps. For derivative financial instruments to qualify for hedge accounting

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the following criteria must be met: (1) the hedging instrument must be designated as a hedge; (2) the hedged exposure must be specifically identifiable and expose the Company to risk; and (3) it must be highly probable that a change in fair value of the derivative financial instrument and an opposite change in the fair value of the hedged exposure will have a high degree of correlation.

     The majority of the Company's derivative activity relates to forward foreign economic exchange contracts. The Company executes these contracts in the same currency as the hedged exposure, whereby 100% correlation is achieved based on spot rates. Gains and losses on derivative financial instruments which are hedges of foreign currency assets or liabilities are recorded at market value and changes in market value are recognized in the statement of income in the current period. Gains and losses on derivative financial instruments which are hedges of net investments, are recorded to accumulated comprehensive income as translation adjustments to the extent of change in the spot exchange rate. The remaining difference is recorded in the statement of income in the current period. Derivative financial instruments which do not qualify as hedges are recorded in the balance sheet as either an asset or liability and are revalued to the current market rate and any gains or losses are recorded in the statement of income in the current period.

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

     Reclassifications. Certain prior year amounts have been reclassified to conform with the 2001 presentation.

2. Acquisitions

     During 2001, the Company made 39 acquisitions whose aggregate cost, in cash or by issuance of the Company's common stock and the assumption of net liabilities, totaled $844.7 million, including intangible assets of $839.1 million. Valuations of these companies were based on a number of factors, including geographic coverage, service offerings, competitive position and reputation.

     Most of our acquisitions have been relatively small transactions made consistent with our strategy of building our various agency brands through the extension of their service capabilities and geographic reach. The intangibles that result from these acquisitions principally result from the purchased companies know-how, reputation, experience and geographic coverage. These intangibles have been amortized on a straight-line basis over a period not to exceed 40 years.

     Certain acquisitions completed in 2001 and prior years require payments in future years contingent upon the future performance of the acquired businesses and their ability to achieve certain predetermined goals. Formulas for these contingent future payments vary from acquisition to acquisition. Included in the aggregate cost of $844.7 million are payments of $156.8 million made in 2001 related to acquisitions completed in prior years.

3. Bank Loans and Lines of Credit

     Bank loans of $169.1 million and $72.8 million at December 31, 2001 and 2000, respectively, are primarily comprised of the bank overdrafts of our international subsidiaries, which are treated as unsecured loans pursuant to our bank agreements. The weighted average interest rate on the borrowings outstanding as of December 31, 2001 and 2000 was 4.6% and 6.1%, respectively.

     At December 31, 2001 and 2000, the Company had committed lines of credit aggregating $1,832.8 million and $1,871.7 million, respectively. The unused portion of these credit lines was $1,394.1 million and $967.4 million at December 31, 2001 and 2000, respectively. The lines of credit, including the credit facilities discussed below, are generally extended to us on terms that the banks grant to their most creditworthy borrowers.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In the second quarter 2001, the Company extended its 364-day, $1 billion revolving credit facility (the "$1 billion credit facility"). The facility, which primarily supports the issuance of commercial paper, was renewed under substantially the same terms as had previously been in effect, including a provision which allows the Company to convert all amounts outstanding at the expiration on April 25, 2002 into a one-year term loan.

     The Company had $269.6 million of commercial paper borrowings outstanding supported by the $1 billion facility with interest rates ranging from 2.2% to 2.7% as of December 31, 2001, with various maturity dates through January 30, 2002. Commercial paper is included in long-term debt in the consolidated balance sheet, as it is the Company's intention to refinance these borrowings on a long-term basis through continued commercial paper borrowings supported by the available bank facilities (see note 4) or other long-term financing.

     On February 20, 1998, the Company established a $500 million revolving credit agreement (the "$500 million credit facility"), expiring on June 30, 2003. There were no borrowings under this credit facility at December 31, 2001 and 2000.

     The gross amount of commercial paper issued and redeemed under the Company's commercial paper programs during 2001 was $45.3 billion and $45.9 billion, respectively, and during 2000 $13.4 billion was issued and $12.5 billion was redeemed.

     The credit facilities contain financial covenants limiting the ratio of total consolidated indebtedness to total consolidated capitalization, the ratio of debt to cash flow and investments in and loans to affiliates and unconsolidated subsidiaries. At December 31, 2001, the Company was in compliance with these covenants.

4. Long-Term Debt and Convertible Debentures

     Long-term debt and convertible debentures outstanding as of December 31, 2001 and 2000 consisted of the following:

                                                          (Dollars in Thousands)
                                                            2001         2000
                                                         ----------   ----------
U.S. Dollar commercial paper with an average interest
  rate of 2.5% and 6.8% in 2001 and 2000, respectively   $  269,618   $  831,486
French Franc 5.20% Notes, due in 2005 ................      135,603      143,714
Floating Rate Loan Notes, due in 2001 ................           --            9
Other notes and loans at rates from 2.9% to 6.6%,
  due through 2006 ...................................      125,328       69,517
                                                         ----------   ----------
                                                            530,549    1,044,726
Less current portion .................................       40,444       29,307
                                                         ----------   ----------
    Total long-term debt .............................   $  490,105   $1,015,419
                                                         ==========   ==========
Zero-Coupon Convertible Notes due 2031 ...............   $  850,000   $       --
2 1/4% Convertible Subordinated Debentures, due 2013..           --      229,968
                                                         ----------   ----------
    Total convertible debentures .....................   $  850,000   $  229,968
                                                         ==========   ==========

     For the years ended December 31, 2001, 2000 and 1999, the Company incurred gross interest expense on its borrowings of $90.9 million, $116.7 million and $84.9 million, respectively.

     Commercial paper is issued under the Company's credit facilities described in Note 3.

     On June 24, 1998, the Company issued French Franc 1 billion of 5.2% notes. The notes are unsecured, obligations of the Company. Unless previously redeemed, or purchased and cancelled, the notes mature on June 24, 2005.

     In March 1998, the Company issued $178.6 million aggregate principal amount unsecured floating rate loan notes. A substantial portion of these notes were redeemed by the Company during 2000. The remaining balance was repaid in 2001.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The $850.0 million aggregate principal amount of zero-coupon notes due 2031 were issued by the Company in February 2001. These notes are senior, unsecured zero-coupon securities that are convertible into 7.7 million common shares, implying a conversion price of $110.01 per common share, subject to normal anti-dilution adjustments. These notes are convertible at the specified ratio only upon the occurrence of certain events, including if the Company's common shares trade above certain levels, if the Company effects extraordinary transactions or if the Company's long-term debt ratings are downgraded by least three notches from their current level to Baa3 or lower by Moody's Investors Services, Inc. or BBB or lower by Standard & Poor's Ratings Services. These events would not, however, result in an adjustment of the number of shares issuable upon conversion. Holders of the notes due 2031 have the right to put the notes back to the Company for, at the Company's election, cash, stock or a combination of both, in February of each year and the Company has the right to redeem the notes for cash beginning in 2006. There are no events that accelerate the noteholders' put rights. Beginning in February 2006, if the market price of the Company's common shares exceeds certain thresholds, the Company may be required to pay contingent cash interest on the notes equal to the amount of dividends that would be paid on the common shares into which the notes are contingently convertible.

     On January 6, 1998, the Company issued $230.0 million of 2 1/4% convertible subordinated debentures with a scheduled maturity in 2013. The debentures were redeemed by the Company on December 31, 2001 upon the issuance of 4.6 million common shares.

     On January 3, 1997, the Company issued $218.5 million of 4 1/4% convertible subordinated debentures with a scheduled maturity in 2007. The debentures were redeemed on December 29, 2000 upon the issuance of 6.9 million common shares.

     Aggregate stated maturities of long-term debt and convertible debentures are as follows:

                                                          (Dollars in Thousands)
     2002.................................................       $ 40,444
     2003.................................................        301,453
     2004.................................................         16,169
     2005.................................................          7,632
     2006.................................................        161,194
     Thereafter...........................................        853,657

5. Segment Reporting

     The Company's wholly and partially owned businesses operate within the marketing and corporate communications services operating segment. These businesses provide communications services to clients on a global, pan-regional and national basis. The businesses have similar cost structures, and are subject to the same general economic and competitive risks. A summary of the Company's revenue and long-lived assets by geographic area for the years then ended, and as of December 31, 2001, 2000 and 1999 is presented below:

                                                                            (Dollars in Thousands)
                                             ---------------------------------------------------------------------------------------
                                               United            United              Euro              Other
                                               States            Kingdom          Denominated       International       Consolidated
                                             ----------         ----------        -----------       -------------       ------------
2001
   Revenue ..........................        $3,717,011         $805,188           $1,413,795         $953,412           $6,889,406
   Long-Lived Assets ................           310,556           93,355               61,555           82,335              547,801
2000
   Revenue ..........................        $3,258,193         $811,401           $1,284,977         $799,659           $6,154,230
   Long-Lived Assets ................           254,654           93,653               59,562           75,236              483,105
1999
   Revenue ..........................        $2,532,917         $720,047           $1,204,688         $672,893           $5,130,545
   Long-Lived Assets ................           219,590          101,989               61,876           61,267              444,722

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Equity and Cost Based Investments

     Equity Investments. The Company has 111 unconsolidated affiliates accounted for under the equity method. The affiliates offer marketing and corporate communications services similar to those offered by the Company. The equity method is used when the Company has an ownership of less than 50% but exercises significant influence over the operating and financial policies of the affiliate. The following table summarizes the balance sheets and income statements of the Company's unconsolidated affiliates, as of December 31, 2001, 2000 and 1999 and for the years then ended:

                                                      (Dollars in Thousands)
                                                  ------------------------------
                                                    2001       2000       1999
                                                  --------   --------   --------
      Current assets............................  $582,257   $926,792   $912,791
      Non-current assets........................   142,128    302,073    241,385
      Current liabilities.......................   443,461    682,719    692,927
      Non-current liabilities...................   108,212     62,955     65,978
      Minority interests........................     4,734      7,796      1,002
      Gross revenue.............................   378,423    816,717    522,103
      Costs and expenses........................   316,132    740,267    467,745
      Net income................................    43,773     45,076     23,662

     The Company's equity interest in the net income of these affiliates was $12.7 million, $10.9 million and $15.4 million for 2001, 2000 and 1999, respectively. The Company's equity interest in the net assets of these affiliated companies was $116.8 million, $205.2 million and $174.0 million at December 31, 2001, 2000 and 1999, respectively. In addition, the Company's total investment in affiliates includes the excess of acquisition costs over the fair value of tangible net assets acquired. These excess acquisition costs are being amortized on a straight-line basis over a period not to exceed 40 years.

     In 2001, 2000 and 1999, the Company disposed of shares held in certain affiliates. The resulting impact of these disposals was not material to the Company's consolidated results of operations or financial position.

     Cost Based Investments. The Company's cost based investments at December 31, 2001 were primarily comprised of preferred stock interests representing equity interests of less than 20% in various marketing and corporate communications services companies. This method is used when the Company owns less than a 20% equity interest and does not exercise significant influence over the operating and financial policies of the investee.

     The total cost basis of these investments, which are included in other assets on the Company's balance sheet, as of December 31, 2001 and 2000 was $318.8 million and $238.5 million, respectively. The following is a summary of significant transactions involving cost based investments in the past three years.

     2001. In May 2001, the Company received a non-voting non-participating preferred stock interest in a newly formed company, Seneca Investments LLC, in exchange for its contribution of Communicade, the Company's subsidiary that conducted its e-services industry investment activities. The common shareholder of Seneca, who owns all the common stock, is an established private equity investment firm. Upon formation, no debt was assumed by Seneca and no distributions were made to shareholders. The Company has no commitment obligating it to advance funds or provide other capital to Seneca. The preferred stock is nonvoting (except on certain extraordinary events) and is entitled to preferential dividends at a rate of 8.5% compounded semiannually and is redeemable on the 10th anniversary of issuance or earlier upon the occurrence of certain extraordinary events. Unpaid dividends accrue on a cumulative basis. No dividends were paid by Seneca or accrued by the Company in 2001. Seneca had no outstanding indebtedness at December 31, 2001.

     The transaction was accounted for in accordance with SFAS 140, Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities, and resulted in no gain or loss being recognized by the Company on Seneca's formation. Management believes that the carrying value of its preferred investment in Seneca of $280 million at December 31, 2001 approximated its fair value.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      2000. In 2000, the Company sold a portion of its ownership interest in Razorfish Inc., which was recorded under the cost method of accounting and included in other assets at December 31, 2000 and 1999. As a result of the sale, the Company realized a pre-tax gain of $110.0 million. Included in consolidated net income for the year ended December 31, 2000 is $63.8 million ($0.33 per diluted share) related to this transaction and comprehensive income was adjusted to reflect the reclassification of the gain from unrealized to realized. The remaining shares were owned by Communicade at the time of Seneca's formation.

     During 2000, certain companies in which the Company had investments completed initial public offerings. Accordingly, the Company adjusted the carrying value of its equity holdings to reflect the market value and recorded an unrealized gain to comprehensive income. During the balance of the year, the market value of these companies declined thereby reducing the total value of the Company's cost based investments and accumulated comprehensive income. At December 31, 2000, the aggregate market value of these investments was below their aggregate original cost. Based on management's consideration of the factors described in Footnote 1, Investments Available for Sale, it was determined there had not been a non-temporary decline in the fair value of these investments below their book value. Accordingly, no adjustment to the December 31, 2000 book value was recorded.

     1999. Razorfish completed an initial public offering in April 1999. The Company owned 32.4% of Razorfish's equity immediately following their initial public offering and accounted for this investment under the equity method. Consistent with the Company's accounting policy and based on its offering price of $16 per share, an after-tax gain of $5.1 million was recognized by the Company in shareholders' equity as a direct increase to additional paid-in capital. During the fourth quarter of 1999, the Company's ownership interest in Razorfish was diluted below 20%. Given that the Company no longer exercised significant influence and as a result of the dilution of its ownership below 20%, the Company discontinued accounting for its investment under the equity method.

     In 1999, the Company owned 36% of Agency.com and accounted for its investment under the equity method. In December 1999, Agency.com completed an initial public offering. Based on its offering price of $26 per share, an after tax gain of $17.6 million was recognized by the Company in shareholders' equity as a direct increase to additional paid-in capital. The Agency.com shares were owned by Communicade at the time of Seneca's formation.

7. Employee Stock Plans

     The Company's current incentive compensation plan was adopted in 1998 (the "1998 Plan") and amended in 2000. Under the Plan, 8,250,000 shares of common stock of the Company were reserved for options and other awards, of which up to 2,250,000 were for restricted stock awards. As of December 31, 2001, 3,929,849 were available for future grants, of which 1,592,349 were available for restricted stock awards. Pursuant to the plan, the exercise price of options awarded may not be less than 100% of the market price of the stock at the date of grant. Options become exercisable 30% on each of the first two anniversary dates of the grant date with the final 40% becoming exercisable three years from the grant date.

     Under the terms of the Company's long-term shareholder value plan, 9,000,000 shares of common stock were reserved for stock option awards to key employees of the Company at an exercise price that is no less than 100% of the market price of the stock at the date of the grant. The options can become exercisable after the sixth anniversary date of grant. The shares can become exercisable prior to this anniversary date in increments of one-third if the market value for the Company's common stock increases compared to the market price on the date of grant by at least 50%, 75% and 100%, respectively. At December 31, 2001, options for 3,267,275 million shares were available for future grants.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The status of the Company's 1998 incentive compensation plan, the long term shareholder value plan and all prior incentive compensation plans for the past three years is as follows:

                                                    2001                         2000                           1999
                                       ---------------------------   ---------------------------   ----------------------------
                                                       Weighted                     Weighted                        Weighted
                                                        Average                      Average                         Average
                                         Shares     Exercise Price     Shares     Exercise Price     Shares      Exercise Price
                                       ----------   --------------   ----------   --------------   ----------    --------------
Shares under option,
  beginning of year ..................  9,547,138      $ 57.50        8,299,387       $ 46.37       7,190,800     $     23.16
Options granted under:
  incentive compensation plans .......  3,542,500        81.10        2,452,500         78.31       3,467,234           74.65
  long term shareholder value plan ...  5,732,725        66.84               --            --              --              --
Options exercised .................... (1,058,540)       39.83       (1,204,749)        23.15      (2,304,647)          16.44
Options forfeited ....................    (20,000)       42.69               --            --         (54,000)          46.91
                                       ----------      -------        ---------       -------       ---------     -----------
Shares under option, end of year ..... 17,743,823      $ 66.30        9,547,138       $ 57.50       8,299,387     $     46.37
                                       ==========      =======        =========       =======       =========     ===========
Options exercisable at year-end ......  5,456,848                     4,142,888                     3,270,887
                                       ==========                     =========                     =========

     The following table summarizes the information above about options outstanding and options exercisable at December 31, 2001:

                                         Options Outstanding                        Options Exercisable
                           ------------------------------------------------   -----------------------------
                                         Weighted Average
 Range of Exercise           Options         Remaining     Weighted Average     Options    Weighted Average
Prices (in dollars)        Outstanding   Contractual Life   Exercise Price    Exercisable   Exercise Price
-------------------        -----------    --------------    ---------------   -----------  ----------------
$10.02                        123,800         1 year            $10.02           123,800         $10.02
 12.11 to 26.27               280,361         2 years            12.13           280,361          12.13
 12.94                        340,000         3 years            12.94           340,000          12.94
 19.72                        360,000         4 years            19.72           360,000          19.72
 24.28                        739,500         5 years            24.28           739,500          24.28
 39.75 to 66.40             1,166,161         6 years            43.64         1,166,161          43.64
 44.62 to 91.22             3,106,276         7 years            76.02         1,765,276          75.30
 78.32 to 84.00             2,377,500         8 years            78.57           681,750          78.58
 62.35 to 87.16             9,250,225         9 years            72.27                --             --
                           ----------                                          ---------
                           17,743,823                                          5,456,848
                           ==========                                          =========

     Pro Forma. As permitted by SFAS No. 123, "Accounting for Stock Based Compensation", the Company intends to continue to apply the accounting provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and to make annual pro forma disclosures of the effect of adopting the fair value method of accounting for employee stock options and similar instruments.

     The weighted average fair value, calculated on the basis summarized below, of each option granted was as follows; 2001: $21.45, 2000: $24.85 and 1999:
$20.91. The fair value of each option grant has been determined as of the date of grant using the Black-Scholes option valuation model and with the following assumptions (without adjusting for the risk of forfeiture and lack of liquidity):

                                     2001             2000             1999
                                ---------------  ---------------  --------------
Expected option lives........       5 years          5 years          5 years
Risk free interest rate......     4.0% - 4.9%      5.0% - 6.7%      4.8% - 6.3%
Expected volatility..........   28.58% - 30.79%  21.88% - 26.49%  18.36% - 21.2%
Dividend yield...............     0.9% - 1.4%      0.6% - 0.9%      0.7% - 0.8%

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Using compensation cost for grants of the Company's stock options and shares issued under the employee stock purchase plan ("ESPP"), determined based on the fair value at the grant or issuance date in 2001, 2000 and 1999, consistent with the provisions of SFAS No. 123, the effect on the Company's net income and net income per share would have been as follows:

                                                         Dollars in Thousands Except Per Share Data
                                                   --------------------------------------------------------
                                                                   Excluding        Including
                                                                 The Razorfish    the Razorfish
                                                                     Gain             Gain
                                                      2001           2000             2000           1999
                                                    --------     -------------    -------------    --------
Net income, as reported........................     $503,142       $434,969         $498,795       $362,882
Net income, pro forma..........................      455,702        411,824          475,650        347,643
Basic net income per share, as reported........         2.75           2.49             2.85           2.07
Basic net income per share, pro forma..........         2.49           2.36             2.72           1.98
Diluted net income per share, as reported......         2.70           2.40             2.73           2.01
Diluted net income per share, pro forma........         2.47           2.29             2.62           1.93

      Restricted Shares. Changes in outstanding shares of restricted stock for the three years ended December 31, 2001 were as follows:

                                             2001          2000         1999
                                          ---------     ---------     ---------
Restricted shares at beginning of year    2,493,505     2,602,281     2,703,612
  Number granted .....................      649,915       904,429       935,263
  Number vested ......................     (830,822)     (906,197)     (983,251)
  Number forfeited ...................      (85,576)     (107,008)      (53,343)
                                          ---------     ---------     ---------
Restricted shares at end of year .....    2,227,022     2,493,505     2,602,281
                                          =========     =========     =========

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

      The charge to operations in connection with these restricted stock awards for the years ended December 31, 2001, 2000 and 1999 amounted to $47.1 million, $39.1 million and $27.8 million, respectively.

      ESPP. The Company has an employee stock purchase plan that enables employees to purchase the Company's common stock through payroll deductions over each plan quarter at 85% of the market price on the last trading day of the plan quarter. Purchases are limited to 10% of eligible compensation as defined by the plan. During 2001, 2000 and 1999 employees purchased 323,269, 311,171 and 63,408 shares, respectively, all of which were treasury shares, for which $23.7 million, $22.3 million and $4.8 million respectively, was paid to the Company. For this plan, 2,302,152 shares remain reserved at December 31, 2001.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes

      Income before income taxes and the provision for taxes on income consisted of the amounts shown below:

                                                 Years Ended December 31,
                                                  (Dollars in Thousands)
                                          -------------------------------------
                                            2001           2000          1999
                                          --------       --------      --------
Income before incomes taxes:
  Domestic ..........................     $588,322       $534,913      $314,338
  International .....................      307,063        376,704       359,370
                                          --------       --------      --------
    Total ...........................     $895,385       $911,617      $673,708
                                          ========       ========      ========

Provision for taxes on income:
  Current:
    Federal .........................     $155,414       $153,786      $ 80,401
    State and local .................       32,214         36,391        30,577
    International ...................      123,770        159,389       144,228
                                          --------       --------      --------
                                           311,398        349,566       255,206
                                          --------       --------      --------

  Deferred:
    Federal .........................       39,643         16,326         9,499
    State and local .................        7,178          2,402           381
    International ...................       (6,091)           846         8,161
                                          --------       --------      --------
                                            40,730         19,574        18,041
                                          --------       --------      --------
    Total ...........................     $352,128       $369,140      $273,247
                                          ========       ========      ========

      The Company's effective income tax rate varied from the statutory federal income tax rate as a result of the following factors:

                                                        2001     2000     1999
                                                        ----     ----     ----
Statutory federal income tax rate ...................   35.0%    35.0%    35.0%
Non-deductible amortization of goodwill .............    2.9      2.6      3.2
State and local taxes on income, net of federal
  income tax benefit ................................    2.8      3.0      3.0
International subsidiaries' tax rate differentials ..   (0.2)     1.1      1.3
Other ...............................................   (1.2)    (1.2)    (1.9)
                                                        ----     ----     ----
Effective rate ......................................   39.3%    40.5%    40.6%
                                                        ====     ====     ====

      The 2000 effective tax rate, exclusive of the sale of Razorfish shares, was 40.3%.

      Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of the Company's assets and liabilities. Deferred tax assets result principally from recording certain expenses in the financial statements which are not currently deductible for tax purposes and from differences between the tax and book basis of assets and liabilities recorded in connection with acquisitions. Deferred tax liabilities result principally from non-cash, unrealized financial statement gains associated with investments and capital transactions, including initial public offerings of common stock by affiliates, and expenses which are currently deductible for tax purposes, but have not yet been expensed in the financial statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Deferred tax assets (liabilities) as of December 31, 2001 and 2000 consisted of the amounts shown below (dollars in millions):

                                                              2001        2000
                                                             ------      ------
Unrealized gains on investments in and capital
  transactions of, affiliates ..........................     $(40.2)     $(37.8)
Imputed interest .......................................      (20.8)        0.0
Basis differences arising from acquisitions ............       83.3        76.2
Compensation and severance .............................       83.2        73.3
Deductible intangibles .................................        9.5        18.7
Amortization and depreciation of tangible assets .......        8.5         4.0
Lease accruals .........................................        6.0         3.1
Other, net .............................................       25.0         7.3
                                                             ------      ------
                                                             $154.5      $144.8
                                                             ======      ======

      Current deferred tax assets as of December 31, 2001 and 2000 were $54.1 million and $46.4 million, respectively, and were included in prepaid expenses and other current assets. Non-current deferred tax assets as of December 31, 2001 and 2000 were $100.4 million and $98.4 million, respectively. The Company has concluded that it is probable that it will be able to realize these deferred tax assets in future periods.

      A provision has been made for additional income and withholding taxes on the earnings of international subsidiaries and affiliates that will be distributed.

9. Employee Retirement Plans

      The Company's international and domestic subsidiaries provide retirement benefits for their employees primarily through defined contribution plans. Company contributions to the plans, which are determined by the boards of directors of the subsidiaries, have generally been in amounts up to 15% (the maximum amount deductible for U.S. federal income tax purposes) of total eligible compensation of participating employees. Expenses related to the Company's contributions to these plans in 2001 were $69.2 million, in 2000 were $82.0 million and in 1999 were $77.2 million.

      The Company's pension plans are primarily related to non-U.S. businesses. These plans are not subject to the Employee Retirement Income Security Act of 1974. Substantially all of these plans are funded by fixed premium payments to insurance companies which undertake to provide specific benefits to the individuals covered. Pension expense recorded for these plans in 2001 was $14.9 million, in 2000 was $11.1 million and in 1999 was $8.5 million.

      Certain subsidiaries of the Company have executive retirement programs under which benefits will be paid to participants or to their beneficiaries over 15 years beginning at age 65 or death. In addition, other subsidiaries have individual deferred compensation arrangements with certain executives which provide for payments over varying terms upon retirement, cessation of employment or death. Some of the Company's domestic subsidiaries provide life insurance and medical benefits for retired employees. Eligibility requirements vary by subsidiary, but generally include attainment of a specified combined age plus a years of service factor. The costs related to these benefits were not material to the 2001, 2000, and 1999 consolidated results of operations or financial position. The Company's obligation with respect to these programs is included in deferred compensation and other liabilities on the balance sheet.

10. Commitments and Contingent Liabilities

      At December 31, 2001, the Company was committed under operating leases, principally for office space in many of the major cities around the world. Certain leases are subject to rent reviews with various escalation

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

clauses and require payment of various operating expenses which may also be subject to escalation clauses. Rent expense for the years ended December 31, 2001, 2000 and 1999 was reported as follows:

                                                (Dollars in Thousands)
                                        2001            2000            1999
                                      --------        --------        --------
Office Rent ....................      $313,449        $266,195        $251,070
Third Party Sublease ...........        (8,046)         (7,280)        (13,871)
                                      --------        --------        --------
Total Office Rent ..............       305,403         258,915         237,199
Equipment Rent .................       147,338         127,901         104,383
                                      --------        --------        --------
Total Rent .....................      $452,741        $386,816        $341,582
                                      ========        ========        ========

      Future minimum base rents under terms of noncancellable operating leases, reduced by rents to be received from existing noncancellable subleases, are as follows:

                                              (Dollars in Thousands)
                                    Gross Rent      Sublease Rent       Net Rent
                                    ----------      -------------       --------
2002 .......................         $356,062         $(12,616)         $343,446
2003 .......................          311,100          (11,070)          300,030
2004 .......................          264,294           (9,280)          255,014
2005 .......................          218,481           (6,432)          212,049
2006 .......................          198,972           (7,560)          191,412
Thereafter .................          996,689           (8,463)          988,226

      The present value of the gross future minimum base rents under noncancellable operating leases is $1,527 million. Where appropriate, management has established liabilities for the difference between the cost of leased premises that were vacated and anticipated sublease income.

      The Company is involved in various routine legal proceedings incidental to the ordinary course of its business. The Company does not presently expect that these proceedings will have a material adverse effect on its consolidated financial position or results of operations.

11. Fair Value of Financial Instruments

      The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 2001 and 2000. Amounts in parentheses represent liabilities.

                                                      2001                          2000
                                            --------------------------    --------------------------
                                             (Dollars in Thousands)         (Dollars in Thousands)
                                             Carrying         Fair         Carrying         Fair
                                              Amount          Value         Amount          Value
                                            -----------    -----------    -----------    -----------
Cash, cash equivalents and short-term
  investments ...........................   $   516,999    $   516,999    $   576,539    $   576,539
Other investments .......................       318,807        318,807        238,494        238,494
Long-term debt and convertible debentures    (1,380,549)    (1,399,022)    (1,274,694)    (1,439,019)
Financial Commitments
  Cross currency interest rate swaps ....       (11,626)       (11,626)       (31,682)       (31,682)
  Forward foreign exchange contracts ....            --           (749)            --         (2,799)
  Guarantees ............................            --        (19,435)            --        (78,271)
  Letters of credit .....................            --         (8,080)            --         (2,358)

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

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

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other investments:

      Other investments are carried at cost, which approximates fair value. The Company's investment in Seneca represents $280.0 million of the balance at December 31, 2001. Refer to note 6 for additional information about this investment.

Long-term debt and convertible debentures:

      A portion of the Company's long-term debt includes floating rate debt, the carrying value of which approximates fair value. The Company's long-term debt also includes convertible debentures and fixed rate senior debt. The fair value of these instruments was determined by reference to quotations available in markets where these issues were traded.

Financial commitments:

      The estimated fair values of derivative positions are based upon quotations received from independent, third party banks and represent the net amount required to terminate the positions, taking into consideration market rates and counterparty credit risk. The fair values of guarantees and letters of credit are based upon the face value of the underlying instruments.

12. Financial Instruments and Market Risk

      The Company adopted Statement Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that derivative instruments which meet the SFAS 133 definition of a derivative (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.

      Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative used as a hedge is required to be immediately recognized in the Company's statement of income.

      In the first quarter of 2001, the Company recorded a $2.9 million after tax charge in earnings ($4.9 million pre-tax) for the cumulative effect of adopting SFAS No. 133. The charge resulted from the Company's accounting for a hedge of its net Yen investments. The Company utilized cross currency interest rate swap contracts to hedge its net Yen investments. Consistent with the Company's policy with respect to derivative instruments and hedging activities and in accordance with SFAS No. 133, the Company designated the change in Yen spot rates as the hedged risk in its net Yen investments. Since the contract was a hedge of the Yen net investments, the change in the fair value of the contract attributable to changes in spot rates, which was the effective portion of the hedge, was recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the net Yen investment are recorded. All other changes in the fair value of the contract were recorded currently in operating income or expense as ineffectiveness. During the first quarter of 2001, the Company replaced the contract with a floating rate cross currency swap contract. As a result, minimal ineffectiveness will result for the remaining term.

      The Company's derivative activities are limited in volume and confined to risk management activities related to our international operations. The Company has established a centralized reporting system to evaluate the effects of changes in interest rates, currency exchange rates and other relevant market risks. The Company periodically determines the potential loss from market risk by performing a value-at-risk computation. Value-at-risk analysis is a statistical model that utilizes historic currency exchange and interest rate data to measure the potential impact on future earnings of the Company's existing portfolio of derivative financial instruments. The value-at-risk analysis the Company performed on the Company's December 31, 2001 portfolio of derivative financial instruments indicated that the risk of loss was immaterial. Counterparty risk arises from the inability of

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a counterparty to meet its obligations. To mitigate counterparty risk, the Company enters into derivative contracts with major well-known banks and financial institutions that have credit ratings at least equal to that of the Company. This system is designed to enable the Company to initiate remedial action, if appropriate.

      At December 31, 2001 and 2000, the Company had Japanese Yen 16,300 million aggregate notional principal amount of cross currency interest rate swaps with maturities of up to five years. The swaps effectively hedge the Company's net investment in Japanese Yen denominated assets.

      The Company enters into forward foreign exchange contracts primarily to hedge intercompany cash movements between subsidiaries operating in different currency markets. Changes in market value of the forward contracts are included in the income statement and are offset by the corresponding change in value of the underlying asset or liability being hedged. The terms of these contracts are generally ninety days or less. At December 31, 2001 and 2000, the aggregate amount of intercompany receivables and payables subject to this hedge program was $387 million and $254 million, respectively. The table below summarizes by major currency the notional principal amounts of the Company's forward foreign exchange contracts outstanding at December 31, 2001 and 2000. The "buy" amounts represent the U.S. dollar equivalent of commitments to purchase the respective currency, and the "sell" amounts represent the U.S. dollar equivalent of commitments to sell the respective currency. Refer to note 11 for a discussion of the value of these instruments.

                                            (Dollars in thousands)
                                           Notional Principal Amount
                                 -----------------------------------------------
                                          2001                     2000
                                 ---------------------     ---------------------
                                  Company      Company      Company      Company
                                   Buys         Sells        Buys         Sells
                                 --------     --------     --------     --------
U.S. Dollar ................     $ 94,323     $  4,182      $35,714     $ 22,224
Euro .......................        8,940      177,255       24,423       94,757
Canadian Dollar ............       11,927        6,290           --       14,805
Swedish Krona ..............        2,923        5,534        3,140        3,663
Hong Kong Dollar ...........        6,757        5,152        5,783        3,929
Australian Dollar ..........        1,860        2,411          281        5,146
Swiss Franc ................          716        2,333          807        3,811
Singapore Dollar ...........        4,527        4,056        3,487        5,083
Greek Drachma ..............           --           --        1,107        1,669
Norwegian Kroner ...........           --       14,310           --       10,728
Danish Kroner ..............        7,220       14,800           --       12,686
Japanese Yen ...............           --       11,516           --        1,057
                                 --------     --------      -------     --------
  Total ....................     $139,193     $247,839      $74,742     $179,558
                                 ========     ========      =======     ========

      The derivative financial instrument existing during the years ended December 31, 2001 and 2000 were entered into for the purpose of hedging certain specific currency risks. As a result of these financial instruments, the Company reduced financial risk in exchange for foregoing any gain (reward) which might have occurred if the markets moved favorably. In using derivative financial instruments, management exchanged the risks of the financial markets for counterparty risk. To minimize counterparty risk the Company only enters into derivative contracts with major well-known banks and financial institutions that have credit ratings equal to or better than the Company's credit rating.

13. New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS
141), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). The FASB also issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS
143), in June 2001, and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), in August 2001.

      SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 superseded Accounting Pronouncement Bulletin ("APB") Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Preacquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001. Given that all of the Company's acquisitions in 2000 and 2001 were accounted for under the purchase method, the adoption of SFAS 141 on July 1, 2001 and the cessation of goodwill amortization on post July 1, 2001 acquisitions as required by SFAS 142, as discussed below, was not material to the Company's 2001 results of operations and financial position.

      SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets. Effective January 1, 2002 companies are no longer required to amortize goodwill and other intangibles that have indefinite lives, but these assets will be subject to periodic testing for impairment. Additionally, goodwill acquired in a business combination for which the acquisition date was after June 1, 2001 is no longer required to be amortized. The Company will adopt SFAS 142 effective January 1, 2002. The Company is currently evaluating the effect that such adoption may have on our future consolidated results of operations and financial position. The Company expects to complete the required impairment testing by the end of the second quarter of 2002. However, at this time the Company does not expect that the results of the impairment testing will be material to the Company's 2002 results of operations and financial position.

      SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. Consistent with the requirements, the Company plans to adopt SFAS 143 effective January 1, 2003. The impact of SFAS 143 on the Company's financial statements will depend on a variety of factors, including interpretative guidance from the FASB. However, the Company does not expect that the adoption will have a material impact on the Company's consolidated results of operations and financial position.

      SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. Consistent with the requirements of SFAS 144, the Company intends to adopt SFAS 144 effective January 1, 2002. The Company does not expect that the adoption will have a material impact on the Company's consolidated results of operations and financial position.

14. Subsequent Events

      In March 2002, the Company issued $900.0 million aggregate principal amount of zero-coupon notes due 2032. The notes are senior, unsecured zero-coupon securities that are convertible into 8.2 million common shares, implying a conversion price of $110.01 per common share, subject to normal anti-dilution adjustments. These notes are convertible at the specified ratio only upon the occurrence of certain events including if the Company's common shares trade above certain levels, if the Company effects extraordinary transactions or if the Company's long-term debt ratings are downgraded at least three notches from their current level to Baa3 or lower by Moody's Investors Services, Inc. or BBB or lower by Standard & Poor's Ratings Services. These events would not, however, result in an adjustment of the number of shares issuable upon conversion. Holders of the notes due 2032 have the right to put the notes back to the Company for, at the Company's election, cash, stock or a combination of both, in July of each year beginning in July 2003 and the Company has the right to redeem the notes for cash beginning in 2007. There are no events that accelerate the noteholders' put rights. Beginning in August 2007, if the market price of the Company's common shares exceeds certain thresholds, the Company may be required to pay contingent cash interest on the notes equal to the amount of dividends that would be paid on the common shares into which the notes are contingently convertible.

      The net proceeds of the issuance of these notes were $905.0 million. The Company used $280.6 million of these proceeds to repurchase 3.0 million of the Company's common shares. The balance of the net proceeds were initially applied by the Company to reduce short-term borrowings pending use for working capital and other general corporate purposes.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   Quarterly Results of Operations (Unaudited)

      The following table sets forth a summary of the Company's unaudited quarterly results of operations for the years ended December 31, 2001 and 2000, in thousands of dollars except for per share amounts. During the first quarter of 2000, the Company sold a portion of its ownership interest in Razorfish Inc. As a result of the sale, the Company realized a pre-tax gain of $110 million. Included in net income for the first quarter is $63.8 million related to this transaction.

                                                   Quarter
                              -------------------------------------------------
                                First        Second       Third        Fourth
                              ----------   ----------   ----------   ----------
Revenue
    2001 ...................  $1,601,133   $1,746,788   $1,571,012   $1,970,473
    2000 ...................   1,379,014    1,520,245    1,452,523    1,802,448
Realized Gain on Sale of
    Razorfish Shares
    2001 ...................          --           --           --           --
    2000 ...................     110,044           --           --           --
Income Before Income Taxes
    2001 ...................     170,975      271,667      164,090      288,653
    2000 ...................     262,410      237,624      158,755      252,828
Income Taxes
    2001 ...................      67,723      107,613       64,340      112,452
    2000 ...................     108,468       96,256       64,552       99,864
Income After Income Taxes
    2001 ...................     103,252      164,054       99,750      176,201
    2000 ...................     153,942      141,368       94,203      152,964
Equity in Affiliates
    2001 ...................         408        2,880        2,521        6,858
    2000 ...................         876        2,629        3,107        4,302
Minority Interests
    2001 ...................      (8,380)    (15,568)       (9,916)     (18,918)
    2000 ...................     (11,281)    (16,610)      (11,646)     (15,059)
Net Income
    2001 ...................      95,280      151,366       92,355      164,141
    2000 ...................     143,537      127,387       85,664      142,207
Basic Net Income Per Share
    2001 ...................        0.52         0.83         0.50         0.89
    2000 ...................        0.82(1)      0.73         0.49         0.81
Diluted Net Income Per Share
    2001 ...................        0.52         0.81         0.50         0.87
    2000 ...................        0.78(1)      0.70         0.48         0.78

----------
(1) These amounts include the realized gain on sale of Razorfish shares. Excluding this gain, the basic and diluted earnings per share amounts in the first quarter of 2000 were $0.46 and $0.45, respectively.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                                                                     Schedule II

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                   For the Three Years Ended December 31, 2001


                                                                           (Dollars in Thousands)
===============================================================================================================================
                                                Column A         Column B           Column C       Column D          Column E
-------------------------------------------------------------------------------------------------------------------------------
                                                                Additions                Deductions
                                                               -----------      -----------------------------
                                               Balance at        Charged          Removal of                         Balance
                                               Beginning         to Costs        Uncollectible    Translation       at End of
             Description                       of Period       and Expenses     Receivables (1)   Adjustments         Period
-------------------------------------------------------------------------------------------------------------------------------
                                                                           (Dollars in Thousands)
Valuation accounts deducted from
  assets to which they apply --
  allowance for doubtful accounts:
December 31, 2001 .........................      $72,745          $30,739          $23,764          $   537          $79,183
December 31, 2000 .........................       53,720           25,989            5,224            1,740           72,745
December 31, 1999 .........................       55,764           14,399           16,007              436           53,720

----------
(1) Net of acquisition date balances in allowance for doubtful accounts of companies acquired of $3.1 million, $7.7 million and $6.1 million in 2001, 2000 and 1999, respectively.