Form 10-Q
period 2002-03-31
OMNICOM GROUP INC
filed 2002-05-15
CIK 29989

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

   (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended: March 31, 2002
                                            --------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 187,076,062 (as of April 30,
2002)

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                                      INDEX

PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
  Item 1.      Financial Statements

               Consolidated Condensed Balance Sheets -
                   March 31, 2002 and December 31, 2001                    1

               Consolidated Condensed Statements of Income -
                   Three Months Ended March 31, 2002 and 2001              2

               Consolidated Condensed Statements of Cash Flows -
                   Three Months Ended March 31, 2002 and 2001              3

               Notes to Consolidated Condensed Financial Statements        4

  Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         9

  Item 3.      Quantitative and Qualitative Disclosures About Market
               Risk                                                       13

PART II. OTHER INFORMATION

  Item 6.      Exhibits and Reports on Form 8-K                           14

               Signatures                                                 15

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                  (Unaudited)
                                                                                   March 31,       December 31,
                                                                                     2002              2001
                                                                                  -----------      ------------
                                     Assets

Current assets:
     Cash and cash equivalents.................................................   $   501,711      $   472,151
     Short-term investments at market, which approximates cost.................        47,808           44,848
     Accounts receivable, less allowance for doubtful accounts
        of $71,189 and $79,183.................................................     3,752,013        3,720,790
     Billable production orders in process, at cost............................       487,529          382,750
     Prepaid expenses and other current assets.................................       655,118          613,285
                                                                                  -----------      -----------
                  Total Current Assets.........................................     5,444,179        5,233,824
                                                                                  -----------      -----------
     Furniture, equipment and leasehold improvements at cost,
        less accumulated depreciation and amortization of
        $627,062 and $618,661..................................................       556,811          547,801
     Investments in affiliates.................................................       185,176          186,156
     Goodwill, net of accumulated amortization
        of $490,425 and $495,715...............................................     3,956,545        3,859,162
     Other intangibles, net of accumulated amortization
        of $41,636 and $38,769.................................................        73,649           75,350
     Deferred tax benefits.....................................................        95,509          100,418
     Other assets .............................................................       656,968          614,703
                                                                                  -----------      -----------
                  Total Assets.................................................   $10,968,837      $10,617,414
                                                                                  ===========      ===========

                      Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable..........................................................   $ 3,819,643      $ 4,303,152
     Advance billings..........................................................       598,069          640,750
     Current portion of long-term debt.........................................        77,259           40,444
     Bank loans   .............................................................       205,187          169,056
     Accrued taxes and other liabilities.......................................     1,295,730        1,490,385
                                                                                  -----------      -----------
                  Total Current Liabilities....................................     5,995,888        6,643,787
                                                                                  -----------      -----------
Long-term debt.................................................................       859,771          490,105
Convertible notes .............................................................     1,750,000          850,000
Deferred compensation and other liabilities....................................       287,775          296,980
Minority interests.............................................................       160,799          158,123

Shareholders' equity:
     Common stock .............................................................        29,800           29,800
     Additional paid-in capital................................................     1,406,914        1,400,138
     Retained earnings.........................................................     1,711,300        1,619,874
     Unamortized restricted stock..............................................      (112,229)        (125,745)
     Accumulated other comprehensive loss......................................      (324,582)        (295,358)
     Treasury stock............................................................      (796,599)        (450,290)
                                                                                  -----------      -----------
                  Total Shareholders' Equity...................................     1,914,604        2,178,419
                                                                                  -----------      -----------
                  Total Liabilities and Shareholders' Equity...................   $10,968,837      $10,617,414
                                                                                  ===========      ===========

           The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                      2002           2001
                                                      ----           ----

REVENUE                                            $1,732,426     $1,601,134

OPERATING EXPENSES:
    Salaries and related costs..................    1,013,691        944,865
    Office and general expenses.................      489,876        464,985
                                                   ----------     ----------
                                                    1,503,567      1,409,850
                                                   ----------     ----------
OPERATING PROFIT................................      228,859        191,284

NET INTEREST EXPENSE:
    Interest expense............................       13,852         23,908
    Interest income.............................       (2,529)        (3,599)
                                                   ----------     ----------
                                                       11,323         20,309
                                                   ----------     ----------
INCOME BEFORE INCOME TAXES......................      217,536        170,975

INCOME TAXES....................................       79,858         67,723
                                                   ----------     ----------
INCOME AFTER INCOME TAXES.......................      137,678        103,252

EQUITY IN AFFILIATES............................        2,522            410

MINORITY INTERESTS..............................      (11,634)        (8,382)
                                                   ----------     ----------
        NET INCOME..............................   $  128,566     $   95,280(a)
                                                   ==========     ==========
NET INCOME PER COMMON SHARE:

        Basic...................................   $     0.69     $     0.52(a)
        Diluted.................................   $     0.68     $     0.52(a)

DIVIDENDS DECLARED PER COMMON SHARE.............   $    0.200     $    0.175

---------------

(a) Three Months Ended March 31, 2001 adjusted to exclude goodwill amortization:

      Adjusted Net Income....................................     $  115,330

      Adjusted Net Income Per Common Share  -  basic.........     $     0.63
      Adjusted Net Income Per Common Share  -  diluted.......     $     0.62

           The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                                      Three Months Ended March 31,
                                                                                      -----------------------------
                                                                                         2002                2001
                                                                                         ----                ----
Cash flows from operating activities:
Net income .....................................................................      $ 128,566          $   95,280
    Adjustments to reconcile net income to net cash provided
        by operating activities:
    Loss on sale of long-term investments.......................................             --               3,500
    Depreciation tangible assets................................................         30,244              26,670
    Amortization of goodwill....................................................             --              23,042
    Amortization of intangible assets...........................................          3,309               2,933
    Minority interests..........................................................         11,634               8,382
    Earnings of affiliates less than dividends received.........................          1,082               3,274
    Tax benefit on employee stock plans.........................................         10,775               6,738
    Provisions for losses on accounts receivable................................          1,168               1,879
    Amortization of restricted shares...........................................         15,554              10,027
    (Increase) decrease in accounts receivable..................................        (33,976)            410,080
    Increase in billable production orders in process...........................       (105,538)            (38,135)
    Increase in prepaid expenses and other current assets.......................        (46,150)            (23,187)
    Increase in other assets, net...............................................        (41,377)            (39,519)
    Decrease in accounts payable................................................       (477,737)         (1,021,226)
    Decrease in accrued taxes, advance billings and other liabilities...........       (255,742)           (383,528)
                                                                                      ---------          ----------
        Net cash used for operating activities..................................       (758,188)           (913,790)
                                                                                      ---------          ----------
Cash flows from investing activities:
    Capital expenditures........................................................        (32,266)            (34,579)
    Payments for purchases of equity interests in subsidiaries and
        affiliates, net of cash acquired........................................       (106,892)            (83,469)
    Net (purchases) sales of short-term investments.............................         (2,153)             32,157
    Proceeds from sale of long-term investments.................................             --              31,090
                                                                                      ---------          ----------
        Net cash used for investing activities..................................       (141,311)            (54,801)
                                                                                      ---------          ----------
Cash flows from financing activities:
    Net increase in short-term borrowings.......................................         36,625              80,120
    Net proceeds from issuance of convertible debentures and
        long-term debt obligations..............................................      1,310,438             913,409
    Repayments of principal of long-term debt obligations.......................        (13,842)            (11,954)
    Dividends paid..............................................................        (36,810)            (30,628)
    Purchase of treasury shares.................................................       (368,780)            (60,149)
    Other.......................................................................          9,666              (8,392)
                                                                                      ---------          ----------
        Net cash provided by financing activities...............................        937,297             882,406
                                                                                      ---------          ----------
Effect of exchange rate changes on cash and cash equivalents....................         (8,238)             (9,927)
                                                                                      ---------          ----------
        Net increase (decrease) in cash and cash equivalents....................         29,560             (96,112)
Cash and cash equivalents at beginning of period................................        472,151             516,817
                                                                                      ---------          ----------
Cash and cash equivalents at end of period......................................      $ 501,711          $  420,705
                                                                                      =========          ==========
Supplemental disclosures:
    Income taxes paid...........................................................      $ 140,218          $  113,592
                                                                                      =========          ==========
    Interest paid...............................................................      $   9,037          $   24,604
                                                                                      =========          ==========

           The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. We have prepared the consolidated condensed interim financial statements included herein without audit pursuant to Securities and Exchange
      Commission rules. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to these rules.

2. The accompanying financial statements reflect all adjustments, consisting of normally recurring accruals, which in the opinion of management are necessary for a fair presentation, in all material respects, of the information contained therein. Certain reclassifications have been made to the March 31, 2001 and December 31, 2001 reported amounts to conform them to the March 31, 2002 presentation. These statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2001.

3. Results of operations for interim periods are not necessarily indicative of annual results.

4. Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents which include outstanding options and restricted shares. No adjustments were made for zero-coupon convertible notes because the conversion criteria have not been met. For purposes of computing diluted earnings per share, 2,819,000 common share equivalents were assumed to be outstanding for the three months ended March 31, 2002 and 1,967,000 common share equivalents were assumed to have been outstanding for the comparable period last year. In December 2001, our 2 1/4% convertible subordinated debentures were called for redemption and subsequently converted by holders into shares of common stock. The additional shares are included in shares outstanding at March 31, 2002 and were assumed to have been converted for the March 31, 2001 computation.

            The assumed increase in net income related to the after tax compensation expense related to dividends on restricted shares was $271,000 for the three months ended March 31, 2002 and the increase in net income related to the after tax interest cost of the convertible debentures and the after tax compensation expense related to dividends on restricted shares was $2,088,000 for the three months ended March 31, 2001. The number of shares used in our EPS computations were:

                                                      Three Months
                                                      Ended March 31,
                                              ----------------------------
                                                  2002             2001
                                                  ----             ----

      Basic EPS Computation                   186,671,000      181,842,000
      Diluted EPS Computation                 189,490,000      188,423,000

                       OMNICOM GROUP INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

5.    Total comprehensive income and its components were:

                                                          Three Months Ended
                                                               March 31,
                                                             ($ in 000's)
                                                       ------------------------
                                                          2002          2001
                                                          ----          ----

Net income for the period ..........................   $ 128,566    $  95,280

Unrealized loss on long-term investments,
net of income taxes of $6,314 in 2001 ..............           0       (9,471)

Reclassification to realized loss on sale of certain
marketable securities, net of income taxes
of $1,400 ..........................................           0        2,100

Foreign currency translation adjustment, net of
income taxes of $16,943 and $47,052
in 2002 and 2001, respectively .....................     (29,224)     (70,578)
                                                       ---------    ---------

Comprehensive income for the period ................   $  99,342    $  17,331
                                                       =========    =========

6. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), in June 2001 and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), in August 2001.

            SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets. Effective January 1, 2002, companies are no longer required to amortize goodwill and other intangibles that have indefinite lives, but these assets will be subject to periodic testing for impairment. The required test for impairment is to be completed no later than June 30, 2002. We stopped amortizing goodwill in accordance with SFAS 142 effective January 1, 2002, and expect to complete the required impairment testing by the end of the second quarter of 2002. At this time, we do not expect that the results of the impairment testing will be material to our 2002 results of operations and financial position.

            Had we stopped recording amortization of goodwill as of January 1, 2001, net income for the three months ended March 31, 2001 would have increased from $95.3 million to $115.3 million as shown in the following table.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

                                                                              As Reported           Adjusted
Three Months Ended March 31,                               2002                   2001                 2001(a)
                                                       -----------            -----------          -----------
Revenue    ........................................    $ 1,732,426            $1,601,134           $ 1,601,134

Operating expenses:
    Salaries and related costs.....................      1,013,691               944,865               944,865
    Office and general expenses....................        489,876               464,985               442,314
                                                       -----------            ----------           -----------
                                                         1,503,567             1,409,850             1,387,179
                                                       -----------            ----------           -----------

Operating profit...................................        228,859               191,284               213,955

Net interest expense:
    Interest expense...............................         13,852                23,908                23,908
    Interest income................................         (2,529)               (3,599)               (3,599)
                                                       -----------            ----------           -----------
                                                            11,323                20,309                20,309
                                                       -----------            ----------           -----------

Income before income taxes.........................        217,536               170,975               193,646

Income taxes.......................................         79,858                67,723                71,536
                                                       -----------            ----------           -----------

Income after income taxes..........................        137,678               103,252               122,110
Equity in affiliates...............................          2,522                   410                 1,895
Minority interests.................................        (11,634)               (8,382)               (8,675)
                                                       -----------            ----------           -----------

        Net income.................................    $   128,566            $   95,280           $   115,330
                                                       ===========            ==========           ===========

Net Income Per Common Share:

        Basic......................................       $   0.69              $   0.52             $    0.63
        Diluted....................................       $   0.68              $   0.52             $    0.62

Dividends Declared Per Common Share................       $  0.200              $  0.175             $   0.175

      (a)   Excludes amortization of goodwill and related tax impact.

            SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. We adopted SFAS 144 effective January 1, 2002. The adoption had no material impact on our consolidated results of operations and financial position.

      In July 2000, the Emerging Issues Task Force of the FASB ("EITF") released Issue 99-19 - Reporting Revenue Gross as a Principal versus Net as an Agent. This Issue summarized the EITF's views on when revenue should be recorded at the gross amount billed because it has earned revenue from the sale of goods or services, or the net amount retained because it has earned a fee or commission. Additionally, in January 2002, the EITF released Issue 01-14 - Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. This Issue summarized the EITF's views on when out-of-pocket expenses should be characterized as revenue. The Company's revenue recognition policies are in compliance with EITF 99-19 and 01-14. In substantially all of our businesses we act as an agent and record revenue for reimbursements when the fee or commission is earned.

7. Our wholly and partially owned businesses operate within the marketing and corporate communications services operating segment. These businesses provide a variety of communications services to clients on a global, pan-regional and national basis. By

                       OMNICOM GROUP INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

      geographic location, the businesses have similar cost structures and are subject to the same general economic and competitive risks.

            Our revenue and long-lived assets by geographic area for the three months ended March 31, 2002 and 2001 is summarized in the following table.

                                                                 (Dollars in Thousands)
                                      ----------------------------------------------------------------------------
                                        United          United           Euro           Other
                                        States          Kingdom       Denominated    International    Consolidated
                                      -----------      ---------       ---------      ---------       -----------
2002
    Revenue.......................    $ 1,022,129      $ 182,903       $ 319,894      $ 207,500       $ 1,732,426
    Long-Lived Assets.............        329,468         89,375          63,248         74,720           556,811

2001
    Revenue.......................    $   896,597      $ 195,655       $ 320,396      $ 188,486       $ 1,601,134
    Long-Lived Assets.............        250,990         97,368          53,564         80,398           482,320

8. On April 26, 2002, we extended our 364-day revolving credit facility with a consortium of banks for which Citibank N.A. acts as administrative agent and Salomon Smith Barney Inc. acts as lead arranger. The consortium consists of 23 banks, with Salomon Smith Barney Inc. acting as lead arranger. The other significant lending institutions include The Bank of Nova Scotia, JPMorgan Chase Bank, Fleet National Bank, HSBC Bank USA and San Paolo IMI S.p.A. The facility was increased from $1.0 billion to $1.6 billion under substantially the same terms as had previously been in effect, including a provision which allows us to convert all amounts outstanding at expiration on April 25, 2003, into a one-year term loan. The facility allows for the issuance of up to $1.6 billion of commercial paper. We may increase the amount of the facility up to $1.8 billion, subject to obtaining additional commitments. We also have a $500 million 5-year revolving credit facility, which expires on June 30, 2003, with a similar consortium of 13 banks of which ABN AMRO Bank acts as agent.

            Amounts outstanding under the revolving credit facilities at March 31, 2002 include loans of $300.0 million and $404.3 million of commercial paper, both classified as long-term debt.

            We also had short-term bank loans of $205.2 million at March 31, 2002, primarily comprised of bank overdrafts of international subsidiaries which are treated as unsecured loans pursuant to bank agreements.

            At  March  31,  2002,  we  had  committed   unsecured  credit  lines
      aggregating $2,243.4 million. The unused portion of our credit lines was $1,334.0 million at March 31, 2002.

9. In March 2002, we issued $900.0 million aggregate principal amount of zero-coupon, zero-accretion convertible notes due 2032. The notes are senior unsecured securities that are convertible into 8.2 million common shares, implying a conversion price of $110.01 per common share, subject to normal anti-dilution adjustments. These notes are convertible at

                       OMNICOM GROUP INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

      the specified ratio only upon the occurrence of certain events, including if our common shares trade above certain levels, if we effect extraordinary transactions or if our long-term debt ratings are downgraded at least three notches from their current level to Baa3 or lower by Moody's Investors Services, Inc. or BBB or lower by Standard & Poor's Ratings Services. These events would not, however, result in an adjustment of the number of shares issuable upon conversion. Holders of these notes have the right to put the notes back to us for, at our election, cash, stock or a combination of both in July of each year beginning in July 2003 and we have the right to redeem the notes for cash beginning in 2007. There are no events that accelerate the noteholders' put rights. Beginning in August 2007, if the market price of our common shares exceeds certain thresholds, we may be required to pay contingent cash interest on the notes equal to the amount of dividends that would be paid on the common shares into which the notes are contingently convertible.

            The net proceeds of the issuance of these notes were $905.0 million. We used $280.6 million of these proceeds to repurchase 3.0 million of our common shares. We applied the balance of the net proceeds to reduce our short-term borrowings pending use for working capital and other general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

      As discussed and presented in footnote 6 to our first quarter financial statements, beginning in 2002, due to a change in generally accepted accounting principles, we are no longer required to amortize goodwill and other intangible assets that have indefinite lives. To make the discussion of periods below comparable, 2001 net income information has been adjusted to eliminate goodwill amortization.

First Quarter 2002 Compared to First Quarter 2001

      Revenue: Our consolidated worldwide revenue in the first quarter of 2002 increased 8.2% to $1,732.4 million from $1,601.1 million in the first quarter of 2001. The effect of acquisitions, net of divestitures, increased worldwide revenue by 5.6%. Internal growth increased worldwide revenue by 3.7% and foreign exchange negatively impacted worldwide growth by 1.1%.

      Our domestic operations grew 14.0% to $1,022.1 million from $896.6 million in the first quarter of 2001. The effect of acquisitions, net of divestitures, increased domestic revenue by 7.4%. The balance of the increase in domestic revenue of 6.6% represents additional revenue from expanding the scope of services provided to existing clients, as well as revenue generated as a result of our net new business wins.

      Revenue from our international operations grew 0.8% to $710.3 million from $704.5 million in the first quarter of 2001. The effect of acquisitions, net of divestitures, increased international revenue by 3.3% for the quarter. The primary driver of this acquisition growth resulted from our acquisition in the second quarter of 2001 of an additional equity interest in one of our affiliates located in Japan. As a result, our ownership increased to a majority position.

      Foreign exchange impacts further reduced our international revenue by $17.5 million during the quarter ended March 31, 2002, reducing our international growth by 2.5%. The most significant impacts resulted from the strengthening of the US dollar against the Euro, the Japanese Yen and the British Pound, as our operations in these markets represented over 75.0% of our international revenue.

      In an effort to monitor the changing needs of our clients and to aide in our efforts to expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories: traditional media advertising, CRM, public relations and specialty communications. Traditional media advertising revenue represented 44.9%, or $777.8 million, of our worldwide revenue during the first quarter of 2002. The remainder of our revenue, 55.1%, or $954.6 million was related to our other marketing and corporate communications services. The breakdown of this revenue was 30.2% CRM, 13.1% public relations and 11.8% specialty communications. Revenue for these services in the first

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITIONS AND RESULTS OF OPERATIONS (Continued)

quarter of 2002 increased when compared to the first quarter of 2001 by 14.6% for CRM, decreased by 9.3% for public relations and increased by 12.8% for specialty communications.

      Operating Expenses: Our March 31, 2002 worldwide operating expenses increased $116.4 million or 8.4% to $1,503.6 million from $1,387.2 million in the first quarter of 2001.

      Salary and related costs increased by $68.8 million or 7.3% in the first quarter of 2002. Salary and related costs represented about 67.4% of our total operating costs in the first quarter of 2002. These costs function as a semi-variable component of our cost structure due to our ability to adjust workforce levels and incentive compensation to mitigate fluctuations in the performance of our individual agencies. As a result, these expenses decreased as a percentage of revenue to 58.5% in the first quarter of 2002 from 59.0% in the first quarter of 2001. The decrease in cost as a percentage of revenue was primarily the result of reduced staffing levels and reduced incentive compensation.

      Office and general expenses increased by $47.6 million or 10.8% in the first quarter of 2002. Office and general expenses primarily consist of occupancy costs, general office service costs, technology costs, depreciation and bad debt expense. These costs represented about 32.5% of our total operating costs in the first quarter of 2002. These costs are generally less variable than salary and related costs and generally take longer to adjust in response to changes in the level of business at each agency. Primarily as a result of a greater than normal amount of change in individual agency business levels, both positive and negative, these expenses increased as a percentage of revenue to 28.3% in the first quarter of 2002 from 27.6% in the first quarter of 2001.

      Our operating margin was 13.2% in the first quarter of 2002, slightly lower than our 13.4% margin in the same period in 2001.

      Net Interest Expense: Our net interest expense decreased in the first quarter of 2002 to $11.3 million as compared to $20.3 million in the same period in 2001. Our gross interest expense decreased by $10.1 million to $13.8 million. Of this decrease $3.2 million was attributable to the conversion of our 2 1/4% convertible notes in December of 2001; the balance of the reduction was attributable to the issuance in February 2001 of the $850 million zero-coupon notes and the general lowering of short-term interest rates as compared to the prior year. The decrease in our interest income is the result of lower interest rates earned on cash balances during the first quarter of 2002.

      Income Taxes: Our consolidated effective income tax rate was 36.7% in the first quarter of 2002 as compared to 36.9% in the first quarter of 2001. This decrease was attributable to the continued implementation of various planning and restructuring initiatives designed to reduce the tax inefficiency of our holding company structure, as well as lower statutory rates in several international markets.

      Equity in Affiliates and Minority Interests: In the first quarter of 2002, our equity in affiliates increased to $2.5 million from $1.9 million in the first quarter of 2001. This increase is

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITIONS AND RESULTS OF OPERATIONS (Continued)

primarily the result of higher profits earned and reduced losses by certain companies in which we own less than a 50% equity interest.

      In the first quarter of 2002, minority interest expense increased to $11.6 million from $8.4 million in the first quarter of 2001, primarily due to higher earnings by companies where minority interests exist and the acquisition of additional entities in which there is a third party minority interest.

      Earnings Per Share (EPS): Our net income in the first quarter of 2002, increased 11.5% to $128.6 million from $115.3 million in the first quarter of 2001 and diluted earnings per share increased 9.7% to $0.68 in the first quarter of 2002, as compared to $0.62 in the prior year period.

Liquidity and Capital Resources

      Liquidity: Consistent with our historical trends in the first quarter of the year, we had negative cash flow from operations of $758.2 million including payments of accrued incentive compensation, tax payments and payments to the media on behalf of clients. This occurred primarily as a result of a significant reduction in our year-end current liabilities. We funded these liabilities by drawing down on available credit facilities.

      Capital Resources: We maintain two revolving credit facilities with two consortia of banks. In the second quarter 2002, we extended our 364-day revolving credit facility increasing the amount from $1.0 billion to $1.6 billion. Six banks, Citibank N.A., JPMorgan Chase Bank, Fleet National Bank, The Bank of Nova Scotia, HSBC Bank USA and San Paolo IMI S.p.A. provide over half of the lending capacity on this facility. Refer to Exhibit 10.1 of this filing for the 364-day agreement and complete list of participating banks. This facility, which supports the issuance of commercial paper, was renewed under substantially the same terms as had previously been in effect, including a provision that allows us to convert all amounts outstanding at its expiration on April 25, 2003, into a one-year term loan. We also have a $500 million 5-year revolving credit facility, which expires on June 30, 2003, with a similar consortium of 13 banks of which ABN AMRO Bank acts as agent.

      We had short-term bank loans of $205.2 million and $169.1 million at March 31, 2002, and December 31, 2001, respectively primarily comprised of bank overdrafts by our international subsidiaries which are treated as unsecured loans pursuant to the subsidiaries' bank agreements.

      In March 2002, we issued $900 million aggregate principal amount of zero-coupon, zero-accretion convertible notes due 2032. The notes are senior unsecured securities that are convertible into 8.2 million common shares, implying a conversion price of $110.01 per common share, subject to normal anti-dilution adjustments. These notes are convertible at the specified ratio only upon the occurrence of certain events, including if our common shares trade above certain levels, if we effect extraordinary transactions or if our long-term debt ratings are downgraded at least three notches from their current level to Baa3 or lower by Moody's

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Investors Services, Inc., or BBB or lower by Standard & Poor's Ratings Services. These events would not, however, result in an adjustment of the number of shares issuable upon conversion. Holders of the notes due 2032 have the right to put the notes back to us for, at our election, cash, stock or a combination of both in July of each year beginning in July 2003 and we have the right to redeem the notes for cash beginning in 2007. There are no events that accelerate the noteholders' put rights. Beginning in August 2007, if the market price of our common shares exceeds certain thresholds, we may be required to pay contingent cash interest on the notes equal to the amount of dividends that would be paid on the common shares into which the notes are contingently convertible.

      The net proceeds of the issuance of these notes were $905.0 million. We used $280.6 million of these proceeds to repurchase 3.0 million of our common shares. We applied the balance of the net proceeds to reduce our short-term borrowings pending use for working capital and other general corporate purposes.

      We believe that our operating cash flow combined with our available lines of credit and our access to the capital markets are sufficient to support our foreseeable cash requirements, including working capital, capital expenditures, acquisitions and dividends.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK

Market Risk

      Our results of operations are subject to the risk of currency exchange rate fluctuations related to our international operations. Our net income is subject to risk from the translation of the revenue and expenses of our foreign operations, which are generally denominated in the local currency. The effects of currency exchange rate fluctuation on our first quarter operations is discussed above. We do not hedge these exposures against the US dollar in the normal course of our business. We do, however, conduct global treasury operations to improve liquidity and manage third party interest expense centrally. As an integral part of these operations, we enter into short-term forward foreign exchange contracts to hedge intercompany cash movements between subsidiaries operating in different currency markets. While our agencies operate in more than 100 countries and invoice clients in more than 70 different currencies, our major international markets are the E.U., the United Kingdom, Japan, Brazil and Canada.

      Our 2001 Form 10-K provides a more detailed discussion of the market risks affecting our operations. As of March 31, 2002, no material change had occurred in our market risks, as compared to the disclosure in our Form 10-K for the year ending December 31, 2001.

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

PART II. OTHER INFORMATION

Item 6. Exhibit and Reports on Form 8-K

(a) Exhibits

      10.1 364-Day Credit Agreement, dated as of April 30, 1999, amended and restated April 25, 2002, among Omnicom Finance Inc.,
                  Omnicom Finance PLC, Omnicom Capital Inc., the financial institutions party thereto, Citibank N.A., as Administrative Agent, Salomon Smith Barney Inc., as Lead Arranger, The Bank of Nova Scotia, as Documentation Agent, and JPMorgan Chase Bank, Fleet National Bank and San Paolo IMI S.p.A. as Syndication Agents.

      10.2        Omnicom Group Inc. Guaranty for the 364-day Credit Facility.

      10.3 Amendment No. 2, dated April 25, 2002, to $500,000,000 Amended and Restated Credit Agreement, dated February 25, 1998 among Omnicom Finance Inc., Omnicom Finance PLC, Omnicom Capital Inc., Omnicom Group Inc., ABN AMRO Bank N.V., New York Branch, and the financial institutions party thereto.

      10.4        Guaranty for the $500 million credit agreement.

(b) Reports on Form 8-K

      During the first quarter of 2002, we filed a report on Form 8-K dated, March 1, 2002, reporting under Item 5 information about our sale of zero-coupon, zero-accretion convertible notes due 2032.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            OMNICOM GROUP INC.

May 15, 2002                                /s/ Randall J. Weisenburger
                                            ---------------------------------
                                                Randall J. Weisenburger
                                                Executive Vice President
                                                and Chief Financial Officer
                                                (Principal Financial Officer)

May 15, 2002                                /s/ Philip J. Angelastro
                                            ------------------------------------
                                                Philip J. Angelastro
                                                Senior Vice President of Finance
                                                and Controller
                                                (Principal Accounting Officer)