Form 10-Q
period 2002-06-30
OMNICOM GROUP INC
filed 2002-08-14
CIK 29989

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------
                                    FORM 10-Q
                                   ----------
(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended: June 30, 2002
                                           ---------------

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
--------------------------------------------------------------------------------
  (State or other jurisdiction of                      (IRS Employer
  incorporation or organization)                    Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 187,984,268 (as of July 31,
2002)

                                      INDEX

                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets -
              June 30, 2002 (unaudited) and
              December 31, 2001                                              1

            Consolidated Condensed Statements of
              Income (unaudited) -
              Three Months and Six Months Ended
              June 30, 2002 and 2001                                         2

            Consolidated Condensed Statements of
              Cash Flows (unaudited) -
              Six Months Ended June 30, 2002 and 2001                        3

            Notes to Unaudited Consolidated Condensed
              Financial Statements                                           4

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 12

   Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                             22

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings                                               23

   Item 4.  Submission of Matters to a Vote of
              Security Holders                                              24

   Item 6.  Exhibits and Reports on Form 8-K                                24

SIGNATURES                                                                  26

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                   June 30, 2002   December 31,
                                                    (Unaudited)        2001
                                                   -------------   ------------
                                     Assets

Current assets:
     Cash and cash equivalents .................   $   409,971    $   472,151
     Short-term investments at market,
       which approximates cost .................        44,421         44,848
     Accounts receivable, less allowance
       for doubtful accounts of $78,311
       and $79,183 .............................     4,055,363      3,720,790
     Billable production orders in
       process, at cost ........................       499,641        382,750
     Prepaid expenses and other
       current assets ..........................       680,150        613,285
                                                   -----------    -----------
               Total Current Assets ............     5,689,546      5,233,824
                                                   -----------    -----------
     Furniture, equipment and leasehold
       improvements at cost, less
       accumulated depreciation and
       amortization of $673,474 and
       $618,661 ................................       557,901        547,801
     Investments in affiliates .................       179,148        186,156
     Goodwill, net of accumulated
       amortization of $514,369 and
       $495,715 ................................     4,290,769      3,859,162
     Intangibles, net of accumulated
       amortization of $46,431 and
       $38,769 .................................        89,733         75,350
     Deferred tax benefits .....................        90,748        100,418
     Other assets ..............................       677,708        614,703
                                                   -----------    -----------

               Total Assets ....................   $11,575,553    $10,617,414
                                                   ===========    ===========

                      Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable ..........................   $ 4,361,927    $ 4,303,152
     Advance billings ..........................       549,011        640,750
     Current portion of long-term debt .........        62,173         40,444
     Bank loans ................................       103,593        169,056
     Accrued taxes and other liabilities .......     1,251,873      1,490,385
                                                   -----------    -----------
               Total Current Liabilities .......     6,328,577      6,643,787
                                                   -----------    -----------

Long-term debt .................................       806,063        490,105
Convertible notes ..............................     1,750,000        850,000
Deferred compensation and other liabilities ....       301,917        296,980
Minority interests .............................       182,260        158,123

Shareholders' equity:
     Common stock ..............................        29,800         29,800
     Additional paid-in capital ................     1,437,955      1,400,138
     Retained earnings .........................     1,861,489      1,619,874
     Unamortized restricted stock ..............      (166,591)      (125,745)
     Accumulated other comprehensive loss ......      (218,285)      (295,358)
     Treasury stock ............................      (737,632)      (450,290)
                                                   -----------    -----------
               Total Shareholders' Equity ......     2,206,736      2,178,419
                                                   -----------    -----------
               Total Liabilities and
                 Shareholders' Equity ..........   $11,575,553    $10,617,414
                                                   ===========    ===========

           The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)

                                     Three Months Ended June 30,   Six Months Ended June 30,
                                         2002          2001             2002         2001
                                     ------------  ------------    -------------  -----------
REVENUE ...........................   $1,916,569    $1,746,788       $3,648,995    $3,347,921

OPERATING EXPENSES:
     Salary and service costs .....    1,204,608     1,058,996        2,369,331     2,102,144
     Office and general expenses ..      381,471       396,686          720,315       763,387
                                      ----------    ----------       ----------    ----------
                                       1,586,079     1,455,682        3,089,646     2,865,531
                                      ----------    ----------       ----------    ----------

OPERATING PROFIT ..................      330,490       291,106          559,349       482,390

NET INTEREST EXPENSE:
     Interest expense .............       10,658        22,548           24,510        46,455
     Interest income ..............       (4,716)       (3,109)          (7,245)       (6,707)
                                      ----------    ----------       ----------    ----------
                                           5,942        19,439           17,265        39,748
                                      ----------    ----------       ----------    ----------
INCOME BEFORE INCOME TAXES ........      324,548       271,667          542,084       442,642

INCOME TAXES ......................      122,014       107,613          201,872       175,336
                                      ----------    ----------       ----------    ----------
INCOME AFTER INCOME TAXES .........      202,534       164,054          340,212       267,306

EQUITY IN AFFILIATES ..............        3,454         2,880            5,976         3,290

MINORITY INTERESTS ................      (18,673)      (15,568)         (30,307)      (23,950)
                                      ----------    ----------       ----------    ----------
        NET INCOME ................   $  187,315    $  151,366(a)    $  315,881    $  246,646(a)
                                      ==========    ==========       ==========    ==========
NET INCOME PER COMMON SHARE:

        Basic .....................   $     1.01    $     0.83(a)    $     1.70    $     1.35(a)
        Diluted ...................   $     1.00    $     0.81(a)    $     1.67    $     1.32(a)

DIVIDENDS DECLARED PER COMMON SHARE   $    0.200    $    0.200       $    0.400    $    0.375

----------
(a) Three Months Ended and Six Months Ended June 30, 2001, adjusted to exclude goodwill amortization:

Adjusted Net Income ..............................     $171,451     $286,782

Adjusted Net Income Per Common Share - basic .....     $   0.94     $   1.57
Adjusted Net Income Per Common Share - diluted ...     $   0.91     $   1.54

           The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                        2002           2001
                                                     -----------   -----------
Cash flows from operating activities:
     Net income ..................................   $  315,881    $  246,646
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
     Depreciation of tangible assets .............       59,866        55,965
     Amortization of goodwill ....................           --        45,780
     Amortization of intangible assets ...........        7,297         1,450
     Minority interests ..........................       30,307        23,950
     Earnings of affiliates less than
       dividends received ........................        3,212        15,777
     Tax benefit on employee stock plans .........       12,243         8,297
     Provisions for losses on accounts
       receivable ................................        2,892         8,712
     Amortization of restricted stock ............       31,924        22,646
     (Increase)/decrease in accounts
       receivable ................................     (161,371)      108,524
     Increase in billable production
       orders in process .........................     (101,347)      (46,319)
     Increase in prepaid expenses and
       other current assets ......................      (37,615)      (54,605)
     Increase in other assets, net ...............      (22,203)      (81,637)
     Decrease in accounts payable ................     (101,221)     (485,248)
     Decrease in accrued taxes, advanced
       billings and other liabilities ............     (432,662)     (392,761)
                                                     ----------    ----------
       Net cash used for operating activities ....     (392,797)     (522,823)
                                                     ----------    ----------
Cash flows from investing activities:
     Capital expenditures ........................      (62,011)      (85,862)
     Payments for purchases of equity
       interests in subsidiaries and
        affiliates, net of cash acquired .........     (278,938)     (299,400)
     Proceeds from sales of short-term
       investments and other, net ................          164        45,531
                                                     ----------    ----------
       Net cash used for investing activities ....     (340,785)     (339,731)
                                                     ----------    ----------
Cash flows from financing activities:
     Net decrease in short-term borrowings .......      (73,708)       (3,775)
     Net proceeds from issuance on
       convertible debentures and
       long-term debt obligations ................    1,503,689       926,933
     Repayments of principal of long-term
       debt obligations ..........................     (309,073)      (21,625)
     Dividends paid ..............................      (73,964)      (62,403)
     Purchase of treasury shares .................     (368,819)      (60,149)
     Other .......................................       14,611        13,115
                                                     ----------    ----------
        Net cash provided by financing
          activities .............................      692,736       792,096
                                                     ----------    ----------
Effect of exchange rate changes on cash
  and cash equivalents ...........................      (21,334)      (21,114)
                                                     ----------    ----------
Net decrease in cash and cash
  equivalents ....................................      (62,180)      (91,572)
Cash and cash equivalents at
  beginning of period ............................      472,151       516,817
                                                     ----------    ----------
Cash and cash equivalents at
  end of period ..................................   $  409,971    $  425,245
                                                     ==========    ==========
Supplemental Disclosures:
     Income taxes paid ...........................   $  243,546    $  162,612
                                                     ==========    ==========
     Interest paid ...............................   $   24,379    $   41,849
                                                     ==========    ==========

           The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              (Dollars in Thousands, except for per share amounts)

1. We have prepared the consolidated condensed interim financial statements included herein without audit pursuant to Securities and Exchange
      Commission rules. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, or "GAAP", have been condensed or omitted pursuant to these rules. All dollar amounts in these footnotes are in thousands (unless otherwise specifically indicated by the word "millions").

2. The accompanying financial statements reflect all adjustments, consisting of normally recurring accruals, which in the opinion of management are necessary for a fair presentation, in all material respects, of the information contained therein. Certain reclassifications have been made to the June 30, 2001 and December 31, 2001 reported amounts to conform them to the June 30, 2002 presentation. These reclassifications include changing the income statement line item from "Salary and related costs" to a new category entitled "Salary and service costs", and reallocating certain items previously shown in "Office and general expenses" to this new category. We have regrouped certain direct service costs such as freelance labor, travel, entertainment, reproduction, client service costs and other expenses from "Office and general expenses" into "Salary and service costs" in order to better segregate the expense items between those that are more closely related to directly serving clients versus those expenses, such as facilities, overhead, depreciation and other administrative expenses, which in nature are not directly related to servicing clients. These statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2001, which we refer to later in this report as our "2001 10-K".

3. Results of operations for interim periods are not necessarily indicative of annual results.

4. Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents which include outstanding options and restricted shares. No adjustments to diluted earnings per share were made for the zero-coupon convertible notes because the conversion criteria have not been met. For purposes of computing diluted earnings per share, 2,414,000 common share equivalents were assumed to be outstanding for the three months ended June 30, 2002 and 2,606,000 common share equivalents were assumed to have been outstanding for the comparable period last year. For the purposes of computing diluted earnings per share, 2,828,000 common share equivalents were assumed to be outstanding for the six months ended June 30, 2002 and 2,643,000 common share equivalents were assumed to have been outstanding for the comparable period last year. In December 2001, our $230.0 million aggregate principal amount of 2 1/4% convertible subordinated debentures were called for redemption and subsequently converted by holders into 4,612,000 shares of common stock. The additional shares are included in shares outstanding at June 30, 2002 and were assumed to have been converted for the June 30, 2001 computation.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
              (Dollars in Thousands, except for per share amounts)

            The assumed increase in net income related to the after-tax compensation expense related to dividends on restricted shares used in the computation was $187.5 for the three months ended June 30, 2002 and the assumed increase in net income related to the after-tax interest cost of the convertible debentures and the after-tax compensation expense related to dividends on restricted shares used in the computation was $2,255.4 for the three months ended June 30, 2001. The assumed increase in net income related to the after-tax compensation expense related to dividends on restricted shares used in the computation was $375.1 for the six months ended June 30, 2002 and the increase in net income related to the after-tax interest of the convertible debentures and the after-tax compensation expense related to dividends on restricted shares used in the computation was $4,487.8 for the six months ended June 30, 2001.

      The number of shares used in our EPS computations were:

                               Three Months                  Six Months
                               Ended June 30,               Ended June 30,
                        --------------------------    --------------------------
                           2002            2001           2002          2001
                        -----------    -----------    -----------    -----------
Basic EPS               185,705,000    182,824,000    186,227,000    182,332,000
Diluted EPS             188,119,000    190,042,000    189,056,000    189,587,000

5.    Total comprehensive income and its components were:

                                               Three Months Ended June 30,   Six Months Ended June 30,
                                               ---------------------------   -------------------------
                                                    2002          2001          2002           2001
                                               -------------  ------------   -----------    ----------
Net income for the period                         $187,315      $151,366       $315,881      $246,646

Unrealized gain on long-term
investments and reclassification to
cost basis investments (a)                              --        26,308             --        16,838

Reclassification to realized loss on sale of
certain marketable securities, net of income
taxes of $1,400                                         --            --             --         2,100

Foreign currency translation adjustment (b)        106,297       (11,957)        77,073       (82,535)
                                                  --------      --------       --------      --------
Comprehensive income for the period               $293,612      $165,717       $392,954      $183,049
                                                  ========      ========       ========      ========

----------
(a) Net of income taxes of $17,539 for the three-month period ended June 30, 2001 and $11,225 for the six-month period ended June 30, 2001.

(b) Net of income tax benefit of $64,051 and net of income tax expense of $7,971 for the three-month periods ended June 30, 2002 and 2001, respectively, and net of income tax benefit of $45,655 and net of income tax expense of $55,023 for the six-month periods ended June 30, 2002, and 2001, respectively.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
              (Dollars in Thousands, except for per share amounts)

6. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), in June 2001 and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), in August 2001.

            Effective January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets", and no longer amortizes goodwill and other intangibles with indefinite lives. These assets are subject to periodic testing for impairments at least annually. Substantially all of our assets subject to the impairment test consisted of goodwill. We completed the impairment test required by SFAS 142 in the second quarter of 2002 by comparing the fair value of our reporting units to their carrying values. We also reassessed the useful lives of other intangibles that are amortized. As of January 1, 2002, we concluded that the fair values of the reporting units exceeded the carrying values of the reporting units, and therefore no impairment charge was recognized in the results of operations and financial position upon adoption and no changes were made to the useful lives of our other intangibles.

            The following summary table presents the impact of the elmimination of goodwill amortization as required by the adoption of SFAS 142 on operating income, profit before tax ("PBT"), equity in affiliates, minority interest and earnings per share ("EPS") had the statement been in effect at the beginning of 2001.

                             Three Months Ended June 30,           Six Months Ended June 30,
                          2002              2001                 2002               2001
                        --------  -------------------------    --------  --------------------------
                                  as adjusted   as reported              as adjusted    as reported

Operating Income        $330,490     $314,215     $291,106     $559,349     $528,171     $482,390
PBT                      324,548      294,776      271,667      542,084      488,423      442,642
Equity in Affiliates       3,454        3,864        2,880        5,976        5,759        3,290
Minority Interest        (18,673)     (15,898)     (15,568)     (30,307)     (24,572)     (23,950)

Diluted EPS             $   1.00     $   0.91     $   0.81     $   1.67     $   1.54     $   1.32

      As of June 30, 2002, the components of our intangible assets were as follows:

                                                 June 30, 2002                        December 31, 2001
                                     ------------------------------------    ------------------------------------
                                     Gross                        Net            Gross                    Net
                                     Carry        Accumulated     Book           Carry   Accumulated      Book
                                     Value       Amortization     Value          Value   Amortization     Value
                                     -----       ------------    --------       -------  ------------    --------
Intangible assets subject to
SFAS 142 impairment tests:

Goodwill                           $4,805,138      $514,369    $4,290,769     $4,354,877   $ 495,715   $3,859,162

Other intangible assets
  subject to amortization:

Purchased and internally
  developed software                  121,357        42,529        78,828        103,497      35,289       68,208
Client lists                           14,807         3,902        10,905         10,622       3,480        7,142
                                    ---------      --------    ----------     ----------   ---------   ----------
Total                               $ 136,164      $ 46,431    $   89,733     $  114,119   $  38,769   $   75,350
                                    =========      ========    ==========     ==========   =========   ==========

                       OMNICOM GROUP INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
              (Dollars in Thousands, except for per share amounts)

            The  other   intangible   assets  continue  to  be  amortized  on  a
      straight-line basis over, on average, an eight-year period.

            Had we stopped recording amortization of goodwill as of January 1, 2001, net income for the three months ended June 30, 2001 would have increased from $151.3 million to $171.5 million as shown in the following table.

                                                     As Adjusted    As Reported
Three Months Ended June 30,               2002         2001 (a)         2001
                                      -----------    -----------    -----------
Revenue ...........................   $ 1,916,569    $ 1,746,788    $ 1,746,788

Operating expenses:
    Salary and service costs ......     1,204,608      1,058,996      1,058,996
    Office and general expenses ...       381,471        373,577        396,686
                                      -----------    -----------    -----------
                                        1,586,079      1,432,573      1,455,682
                                      -----------    -----------    -----------

Operating profit ..................       330,490        314,215        291,106

Net interest expense:
    Interest expense ..............        10,658         22,548         22,548
    Interest income ...............        (4,716)        (3,109)        (3,109)
                                      -----------    -----------    -----------
                                            5,942         19,439         19,439
                                      -----------    -----------    -----------

Income before income taxes ........       324,548        294,776        271,667

Income taxes ......................       122,014        111,291        107,613
                                      -----------    -----------    -----------

Income after income taxes .........       202,534        183,485        164,054
Equity in affiliates ..............         3,454          3,864          2,880
Minority interests ................       (18,673)       (15,898)       (15,568)
                                      -----------    -----------    -----------
    Net income ....................   $   187,315    $   171,451    $   151,366
                                      ===========    ===========    ===========

Net Income Per Common Share:
    Basic .........................   $      1.01    $      0.94    $      0.83
    Diluted .......................   $      1.00    $      0.91    $      0.81

Dividends Declared Per Common Share   $     0.200    $     0.200    $     0.200

----------
(a)   Excludes amortization of goodwill and related tax impact.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
              (Dollars in Thousands, except for per share amounts)

            Had we stopped recording amortization of goodwill as of January 1, 2001, net income for the six months ended June 30, 2001 would have increased from $246.6 million to $286.8 million as shown in the following table.

                                                     As Adjusted    As Reported
Six Months Ended June 30,                 2002         2001 (a)         2001
                                      -----------    -----------    -----------
Revenue ...........................   $ 3,648,995    $ 3,347,921    $ 3,347,921

Operating expenses:
    Salary and service costs ......     2,369,331      2,102,144      2,102,144
    Office and general expenses ...       720,315        717,606        763,387
                                      -----------    -----------    -----------
                                        3,089,646      2,819,750      2,865,531
                                      -----------    -----------    -----------

Operating profit ..................       559,349        528,171        482,390

Net interest expense:
    Interest expense ..............        24,510         46,455         46,455
    Interest income ...............        (7,245)        (6,707)        (6,707)
                                      -----------    -----------    -----------
                                           17,265         39,748         39,748
                                      -----------    -----------    -----------

Income before income taxes ........       542,084        488,423        442,642

Income taxes ......................       201,872        182,828        175,336
                                      -----------    -----------    -----------

Income after income taxes .........       340,212        305,595        267,306
Equity in affiliates ..............         5,976          5,759          3,290
Minority interests ................       (30,307)       (24,572)       (23,950)
                                      -----------    -----------    -----------
    Net income ....................   $   315,881    $   286,782    $   246,646
                                      ===========    ===========    ===========

Net Income Per Common Share:
    Basic .........................   $      1.70    $      1.57    $      1.35
    Diluted .......................   $      1.67    $      1.54    $      1.32

Dividends Declared Per Common Share   $     0.400    $     0.375    $     0.375

----------
(a)   Excludes amortization of goodwill and related tax impact.

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

                       OMNICOM GROUP INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
              (Dollars in Thousands, except for per share amounts)

      adopted SFAS 144 effective January 1, 2002. The adoption had no material impact on our consolidated results of operations and financial position.

            In July 2000, the Emerging Issues Task Force of the FASB ("EITF") released Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. This Issue summarized the EITF's views on when revenue should be recorded at the gross amount billed because it has earned revenue from the sale of goods or services, or the net amount retained because it has earned a fee or commission. Additionally, in January 2002, the EITF released Issue 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. This Issue summarized the EITF's views on when out-of-pocket expenses should be characterized as revenue. The Company's revenue recognition policies are in compliance with EITF 99-19 and EITF 01-14. In substantially all of our businesses we act as an agent and record revenue for reimbursements when the fee or commission is earned.

7. Our wholly and partially owned businesses operate within the marketing and corporate communications services operating segment. These businesses provide a variety of communications services to clients on a global, pan-regional and national basis. By geographic location, the businesses have similar cost structures and are subject to the same general economic and competitive risk.

            Our revenue and long-lived assets by geographic area as of June 30, 2002 and 2001, is summarized in the following table.

                    United       United        Euro          Other
                    States       Kingdom    Denominated  International   Total
                    ------       -------    -----------  -------------   -----
Revenue
3 Months Ended June 30,
   2002           $1,117,548   $  195,272   $  360,269   $  243,480   $1,916,569
   2001              925,343      202,082      339,652      279,711    1,746,788

Revenue
6 Months Ended June 30,
   2002           $2,139,678   $  378,174   $  680,167   $  450,976   $3,648,995
   2001            1,821,942      397,729      660,045      468,205    3,347,921

Long-lived Assets
At June 30,
   2002           $  317,293   $   93,388   $   72,595   $   74,625   $  557,901
   2001              278,027       96,317       55,331       93,001      522,676

8. On April 26, 2002, we extended our 364-day revolving credit facility with a consortium of banks for which Citibank N.A. acts as administrative agent and Salomon Smith Barney Inc. acts as lead arranger. The consortium consists of 23 banks. Other significant lending institutions include The Bank of Nova Scotia, JPMorgan Chase Bank, Fleet National Bank, HSBC Bank USA and San Paolo IMI S.p.A. The facility was increased from $1.0 billion to $1.6 billion under substantially the same terms as had previously been in effect,

                       OMNICOM GROUP INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
              (Dollars in Thousands, except for per share amounts)

      including a provision which allows us to convert all amounts outstanding at expiration on April 25, 2003, into a one-year term loan. The facility, which can be drawn down at any time, also supports the issuance of up to $1.5 billion of commercial paper and subject to obtaining additional commitments may be increased up to $1.8 billion. At June 30, 2002, we had issued and outstanding $621.0 million of commercial paper which is classified as long-term debt.

            We also have a $500 million 5-year revolving credit facility, which expires on June 30, 2003, with a similar consortium of 13 banks for which ABN AMRO Bank acts as agent. Other significant lending institutions include Bank of America, HSBC, JPMorgan Chase and Wachovia. No amounts were outstanding under this facility at June 30, 2002.

            We also had  short-term  bank  loans of $103.6  million  at June 30,
      2002,   primarily  comprised  of  unsecured  overdrafts  of  international subsidiaries  which are classified as bank loans.

            We had a total of $1,750.0 million aggregate principal amount of zero-coupon zero-accretion 30-year notes outstanding as further described in Note 9.

            At June 30, 2002, the unused portion of our committed credit facilities was $1,479.0 million.

9. In March 2002, we issued $900.0 million aggregate principal amount of zero-coupon zero-accretion convertible notes due 2032. The notes are senior unsecured securities that are convertible into 8.2 million common shares, implying a conversion price of $110.01 per common share, subject to normal anti-dilution adjustments. These notes are convertible at the specified ratio only upon the occurrence of certain events, including if our common shares trade above certain levels, if we effect extraordinary transactions or if our long-term debt ratings are downgraded at least three notches from their current level to Baa3 or lower by Moody's
      Investors Services, Inc. or BBB or lower by Standard & Poor's Ratings Services. These events would not, however, result in an adjustment of the number of shares issuable upon conversion. Holders of these notes have the right to put the notes back to us for, at our election, cash, stock or a combination of both in August of each year beginning in August 2003 and we have the right to redeem the notes for cash beginning in 2007. There are no events that accelerate the noteholders' put rights. Beginning in August 2007, if the market price of our common shares exceeds certain thresholds, we may be required to pay contingent cash interest on the notes equal to the amount of dividends that would be paid on the common shares into which the notes are contingently convertible.

            The net proceeds of the issuance of these notes were $905.0 million. We used a portion of these proceeds to repurchase 3.0 million of our common shares. We applied the balance of the net proceeds to reduce our short-term borrowings pending use for working capital and other general corporate purposes.

            These notes are substantially similar to the $850 aggregate principal amount of zero-coupon zero-accretion notes due 2031 that we issued in 2001. The noteholder put dates for those notes is in February 2003 and each February thereafter.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
              (Dollars in Thousands, except for per share amounts)

10. Our operating companies completed acquisitions and made investments in other agencies in the first six months of this year. The aggregate revenue of the acquired businesses included in our consolidated revenue was $142.8 million for the second quarter and $233.6 million for the first six months of the year. These acquisitions and investments are consistent with our strategy of pursuing business transactions that are expected to expand relationships with existing clients, expand the geographic reach of our networks or increase service offerings to meet client requirements.

            During the first six months of this year, the aggregate consideration for acquisitions including assumed liabilities was $312.1 million. As is typical in our business, many of the acquisitions were structured as "earn-outs," or transactions in which the ultimate purchase price payable is determined in part by reference to the future financial performance of the acquired business. Included in the above amount, we paid $147.4 million and issued $14.6 million of loan notes in the first six months of the year for transactions closed in prior periods.

11. On June 13, 2002, a lawsuit was filed against us and certain of our senior executives in the federal court in the Southern District of New York on behalf of a purported class of purchasers of our common shares during the period April 25, 2000 to June 11, 2002. The complaint alleges, among other things, that our press releases and SEC filings during the alleged class period contained materially false and misleading statements or omitted to state material information. The complaint seeks an unspecified amount of money damages plus attorneys' fees and other costs. Ten other complaints were subsequently filed in the same court, each making similar allegations and referencing the same class period.

            In addition to the proceedings described above, a shareholder derivative action was filed on June 28, 2002 by a plaintiff stockholder, purported on our behalf alleging breaches of fiduciary duty, disclosure failures, abuse of control and gross mismanagement in connection with the formation of Seneca Investments LLC, including as a result of open-market sales of our common shares by our chairman and two former employee directors. The complaint seeks the imposition of a constructive trust on profits received in the stock sales, an unspecified amount of money damages and attorneys' fees and other costs.

            We are also subject to numerous lawsuits and other claims in the ordinary course of business.

            Management presently expects that the matters referred to above will not individually or in the aggregate have a material adverse effect on our financial position or results of operations. However, the outcome of any of these matters is inherently uncertain and may be affected by future events. Accordingly, there can be no assurance as to the ultimate effect of these matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      As discussed and presented in footnote 2 to our second quarter financial statements, beginning in 2002 and as required by SFAS 142, we are no longer amortizing goodwill and other intangible assets that have indefinite lives due to a change in generally accepted accounting principles. To make the discussion of periods comparable, 2001 income statement information in the discussion that follows has been adjusted to eliminate goodwill amortization. In addition, certain reclassifications have been made to the June 30, 2001 and December 31, 2001 reported amounts to conform them to the June 30, 2002 presentation, including changing the income statement line item from "Salary and related costs" to a new category entitled "Salary and service costs", and reallocating certain items previously shown in "Office and general expenses" to this new category as described in Note 2 of the notes to our second quarter financial statements.

Second Quarter 2002 Compared to Second Quarter 2001

      Revenue: Our consolidated worldwide revenue in the second quarter of 2002 increased 9.7% to $1,916.6 million from $1,746.8 million in the second quarter of 2001. The effect of acquisitions, net of disposals, increased worldwide revenue by $142.8 million, or 8.2%. Internal/organic growth increased worldwide revenue by $25.7 million, or 1.5%, and foreign exchange impacts increased worldwide revenue by $1.3 million, or 0.1%. The components of total revenue growth are summarized below ($'s in millions):

                                          Total                Domestic           International
                                     ---------------       ---------------        -------------
                                        $         %            $        %           $        %
                                     --------    ---       --------    ---        ------    ---
Second Quarter 2001...............   $1,746.8     --         $925.3      --       $821.4      --

Components of Revenue Changes:
Foreign exchange impact...........        1.3    0.1%            --      --          1.3     0.2%
Acquisitions......................      142.8    8.2%         122.8    13.3%        20.1     2.5%
Organic...........................       25.7    1.5%          69.4     7.5%       (43.7)   (5.3)%
                                     --------    ---       --------    ----       ------    ----
Second Quarter 2002...............   $1,916.6    9.7%      $1,117.5    20.8%      $799.1    (2.8)%
                                     ========    ===       ========    ====       ======    ====

The components and percentages are calculated as follows:

      o The foreign exchange impact component shown in the table is calculated by first converting the current period's local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $1,915.3 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $1,916.6 million less $1,915.3 million for the Total column in the table).

      o The acquisition component shown in the table is calculated by aggregating the applicable prior period revenue of the acquired businesses. Netted against this number is the revenue of any business included in the prior period reported revenue that was disposed of subsequent to the prior period.

      o     The  organic   component   shown  in  the  table  is  calculated  by
            subtracting both the foreign exchange and acquisition revenue components from total revenue growth.

      o The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $1,746.8 million for the Total column in the table).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Several fundamental trends continue to affect our business, including our clients increasingly expanding the focus of their brand strategies from national markets to the global market. Additionally, in an effort to gain greater efficiency and effectiveness from their marketing dollars, clients are increasingly requiring greater coordination of their traditional advertising and marketing activities and concentrating these activities with a smaller number of service providers. These factors affect the geographic and service mix of our business and the impact for the second quarter of 2002 is summarized below.

      The components of revenue and revenue growth (declines) for the second quarter of 2002 compared to the second quarter of 2001 in our primary geographic markets are summarized below ($'s in millions):

                                           $ Revenue        % Growth
                                           ---------        --------
      United States....................    $ 1,117.5          20.8%
      United Kingdom...................        195.3          (3.4)%
      Euro Markets.....................        360.3           6.1%
      Other............................        243.5         (13.0)%
                                           ---------         -----
      Total............................    $ 1,916.6           9.7%
                                           =========         =====

      As indicated, foreign exchange impacts increased our international revenue by $1.3 million during the quarter ended June 30, 2002. The most significant impacts resulted from the strengthening of the Euro and the British Pound against the US dollar, as our operations in these markets represented over 70.0% of our international revenue, partially offset by the strengthening of the US dollar against the Japanese Yen and Brazilian Real.

      We monitor revenue across a broad range of disciplines and group them into the following four categories: traditional media advertising, customer relationship management ("CRM"), public relations and specialty communications. Traditional media advertising revenue represented 42.9%, or $821.8 million, of our worldwide revenue during the second quarter of 2002. The remainder of our revenue, 57.1%, or $1,094.8 million, was related to our other marketing and corporate communications services. The breakdown of this revenue was CRM: 30.7%, or $589.0 million; public relations: 12.8%, or $245.9 million; and specialty communication: 13.6%, or $259.9 million. Revenue for these services in the second quarter of 2002 when compared to the second quarter of 2001 increased by $76.6 million, or 15.0% for CRM, decreased by $29.5 million, or 10.7%, for public relations and increased by $54.8 million, or 26.7%, for specialty communications.

      Operating Expenses: Our second quarter 2002 worldwide operating expenses increased $153.5 million, or 10.7%, to $1,586.1 million from $1,432.6 million in the second quarter of 2001, consistent with the percentage increase in revenues over the same period.

      Salary and service costs, which are comprised of direct service costs and salary related costs, increased by $145.6 million, or 13.8%, and represent 75.9% of total operating expenses in the second quarter of 2002. These expenses increased as a percentage of revenue to 62.9% in the second quarter of 2002 from 60.6% in the second quarter of 2001. Salaries and incentive

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

compensation costs decreased as a percentage of revenue in the second quarter primarily as a result of continuing efforts to align staffing with current work levels on a location by location basis. This was off-set by increased direct service costs resulting from greater utilization of freelance labor. In addition, as a result of the increase in our revenues as well as changes in the mix of our revenues in the quarter on a period-over-period basis, other direct costs increased as a percentage of revenue in 2002 compared to the second quarter of 2001.

      Office and general expenses increased by $7.9 million, or 2.1%, in the second quarter of 2002. Office and general expenses primarily consist of occupancy costs, general office service costs, technology costs, depreciation and amortization and bad debt expense. These costs represented about 24.1% of our total operating costs in the second quarter of 2002, versus 26.1% in the second quarter of 2001. This decrease is primarily the result of our efforts to better align costs with business levels on a location by location basis.

      For the foregoing reasons, our operating margin decreased to 17.2% in the second quarter of 2002, from 18.0% in the same period in 2001.

      Net Interest Expense: Our net interest expense decreased in the second quarter of 2002 to $5.9 million, compared to $19.4 million in the same period in 2001. Our gross interest expense decreased by $11.9 million to $10.7 million. Of this decrease, $3.2 million was attributable to the conversion of our $230 million aggregate principal amount 2 1/4% convertible notes in December of 2001. The balance of the reduction was attributable to generally lower short-term interest rates as compared to the prior year, the issuance in February 2001 of the $850 million zero-coupon convertible notes as to which substantially all of the related debt issuance costs were amortized in the prior year and the issuance in March 2002 of the $900.0 million zero-coupon convertible notes. This was partially offset by increased daily average outstanding debt levels resulting primarily from our repurchase of common stock. Interest income increased slightly primarily as a result of higher daily average cash balances.

      Income Taxes: Our consolidated effective income tax rate was 37.6% in the second quarter of 2002, as compared to 37.8% in the second quarter of 2001. This decrease was attributable to the continued implementation of various tax planning initiatives designed to reduce the tax inefficiency of our holding company structure.

      Equity in Affiliates and Minority Interests: In the second quarter of 2002, our equity in affiliates was essentially flat compared to the same period of 2001. In the second quarter of 2002, minority interest expense increased to $18.7 million from $15.9 million in the same period in 2001, primarily due to higher earnings by companies where minority interests exist and the acquisition of additional entities in which there is a third party minority interest.

      Earnings Per Share (EPS): For the foregoing reasons, our net income in the second quarter of 2002 increased 9.2% to $187.3 million from $171.5 million in the second quarter of 2001. Our diluted earnings per share increased 9.9% to $1.00 in the second quarter of 2002, compared to $0.91 in the prior year period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months 2002 Compared to Six Months 2001

      Revenue: Our consolidated worldwide revenue in the first six months of 2002 increased by $301.1 million, or 9.0% to $3,649.0 million from $3,347.9 million in the first six months of 2001. The effect of acquisitions, net of disposals, increased worldwide revenue by $233.6 million, or 7.0%. Internal/organic growth increased worldwide revenue by $83.7 million, or 2.5%; and foreign exchange impacts decreased worldwide revenue by $16.2 million, or 0.5%. The components of total revenue growth are summarized below ($'s in millions):

                                          Total                Domestic           International
                                     ---------------       ---------------        -------------
                                        $         %            $        %           $        %
                                     --------    ---       --------    ---        ------    ---
Six Months Ended June 30, 2001.....  $3,347.9     --       $1,822.0     --        $1,526.0     --

Components of Revenue Changes:
Foreign exchange impact............     (16.2)  (0.5)%           --     --           (16.2)  (1.1)%
Acquisitions.......................     233.6    7.0%         189.5   10.4%           44.1    2.9%
Organic............................      83.7    2.5%         128.2    7.0%          (44.5)  (2.9)%
                                     --------    ---       --------   ----        --------   ----
Six Months Ended June 30, 2002.....  $3,649.0    9.0%      $2,139.7   17.4%       $1,509.4   (1.1)%
                                     ========    ===       ========   ====        ========   ====

The components and percentages are calculated as follow:

      o The foreign exchange impact shown in the table component is calculated by first converting the current period's local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $3,665.2 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $3,649.0 million less $3,665.2 million for the Total column in the table).

      o The acquisition component shown in the table is calculated by aggregating the applicable prior period revenue of the acquired businesses. Netted against this number is the revenue of any business included in the prior period reported revenue that was disposed of subsequent to the prior period.

      o     The  organic   component   shown  in  the  table  is  calculated  by
            subtracting both the foreign exchange and acquisition revenue components from total revenue growth.

      o The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base (in this case $3,347.9 million for the Total column in the table).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      The components of revenue and revenue growth (declines) for the six months 2002 compared to the six months 2001 in our primary geographic markets are summarized below ($'s in millions):

                                          $ Revenue        % Growth
                                          ---------        --------
      United States....................   $2,139.7          17.4%
      United Kingdom...................      378.2          (4.9)%
      Euro Markets.....................      680.2           3.0%
      Other............................      450.9          (3.7)%
                                          --------          ------
      Total............................   $3,649.0           9.0%
                                          ========          ======

      As indicated, foreign exchange impacts further reduced our international revenue by $16.2 million during the six months ended June 30, 2002, reducing our international growth by 1.1%. The most significant impacts resulted from the strengthening in the first half of the US dollar against the Japanese Yen and Brazilian Real, partially offset by the strengthening in the second quarter of 2002 compared to the second quarter of 2001, of the Euro and the British Pound against the US dollar as our operations in these markets represented over 70.0% of our international revenue.

      Traditional media advertising revenue represented 43.8%, or $1,599.6 million, of our worldwide revenue during the first six months of 2002. The remainder of our revenue, 56.2%, or $2,049.4 million, was related to our other marketing and corporate communications services. The breakdown of this revenue was CRM: 30.5%, or $1,111.6 million; public relations: 13.0%, or $473.3 million; and specialty communications: 12.7%, or $464.5 million. Revenue for these services in the first six months of 2002 when compared to the first six months of 2001 increased by $143.1 million, or 14.8%, for CRM, decreased by $52.9 million, or 10.1%, for public relations and increased by $78.0 million, or 20.2%, for specialty communications.

      Operating Expenses: Our first half 2002 worldwide operating expenses increased $269.8 million, or 9.6%, to $3,089.6 million from $2,819.8 million in the first six months of 2001, essentially the same percentage increase as in revenues over the same period.

      Salary and service costs, which are comprised of direct service costs and salary related costs, increased by $267.2 million, or 12.7%, and represent 76.7% of total operating expenses in the first six months of 2002. These expenses increased as a percentage of revenue to 64.9% in the first six months of 2002 from 62.8% in the first six months of 2001. Salaries and incentive compensation costs decreased as a percentage of revenue in the first six months of 2002 primarily as a result of continuing efforts to align staffing with current work levels on a location by location basis. This was off-set by increased direct service costs resulting from greater utilization of freelance labor. In addition, as a result of the increase in our revenues as well as changes in the mix of our revenues in the first six months on a period-over-period basis, other direct costs increased as a percentage of revenue in the first half of 2002 compared to the first half of 2001.

      Office and general expenses increased by $2.7 million, or 0.4%, in the first six months of 2002. Office and general expenses, similar to the second quarter alone, represented about 23.3%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

of our total operating costs in the first six months of 2002 versus 25.4% for the first six months of 2001. This decrease is primarily the result of our efforts to better align costs with business levels on a location by location basis.

      For the foregoing reasons, our operating margin decreased to 15.3% in the first six months of 2002, from 15.8% in the same period in 2001.

      Net Interest Expense: Our net interest expense decreased in the first six months of 2002 to $17.3 million, as compared to $39.7 million in the same period in 2001. Our gross interest expense decreased by $22.0 million to $24.5 million. Of this decrease, $6.4 million was attributable to the conversion of our 2 1/4% convertible notes in December of 2001; the balance of the reduction was attributable to generally lower short-term interest rates as compared to the prior year, the issuance in February 2001 of $850 million zero-coupon convertible notes as to which substantially all of the related debt issuance costs were amortized in the prior year and the issuance in March 2002 of the $900.0 million zero-coupon convertible notes. This was partially offset by increased daily average outstanding debt levels resulting primarily from our repurchase of common stock. Interest income increased slightly primarily as a result of higher daily average cash balances.

      Income Taxes: Our consolidated effective income tax rate was 37.2% in the first six months of 2002, as compared to 37.4% in the first six months of 2001. This decrease was attributable to the continued implementation of various tax planning initiatives designed to reduce the tax inefficiency of our holding company structure.

      Equity in Affiliates and Minority Interests: In the first six months of 2002, our equity in affiliates was essentially flat compared to the same period of 2001. In the first six months of 2002, minority interest expense increased to $30.3 million from $24.6 million in the same period in 2001, primarily due to higher earnings by companies where minority interests exist and the acquisition of additional entities in which there is a third party minority interest.

      Earnings Per Share (EPS): For the foregoing reasons, our net income in the first six months of 2002 increased 10.1% to $315.8 million from $286.8 million in the first six months of 2001. Our diluted earnings per share increased 8.4% to $1.67 in the first six months of 2002, compared to $1.54 in the prior year period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies and New Accounting Pronouncements

      We have prepared the following summary of critical accounting policies to assist in better understanding our financial statements and the related management's discussion and analysis of those results. Readers are encouraged to consider this information together with our discussion of critical accounting policies in the MD&A in our 2001 10-K, as well as our consolidated financial statements and the related notes included in our 2001 10-K, for a more complete understanding of all of our accounting policies.

      Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during a reporting period. Actual results can differ from those estimates or assumptions, and the differences could be material.

      A fair value approach is used when evaluating cost based investments, which consist of ownership interests in non-public companies, to determine if an other than temporary impairment has occurred and in testing goodwill for impairment under SFAS 142. The primary approach utilized to determine fair values is a discounted cash flow methodology. When available and as appropriate, we also use comparative market multiples to supplement the discounted cash flow analysis. Numerous estimates and assumptions necessarily have to be made when completing a discounted cash flow valuation, including estimates and assumptions regarding interest rates, appropriate discount rates, capital structure, revenue growth, operating margins, tax rates, working capital requirements and capital expenditures. Estimates and assumptions also need to be made when determining the appropriate comparative market multiples to be used. Actual results of operations, cash flows and other factors used in a discounted cash flow valuation will likely differ from the estimates utilized and the comparative market multiples used are subject to change based on future public market conditions; and these differences and changes could be material.

      Effective January 1, 2002, we adopted SFAS 142, "Goodwill and Other Intangible Assets", and no longer amortize goodwill and other intangibles with indefinite lives. These assets are subject to periodic testing for impairments at least annually. Substantially all of our assets subject to the impairment test consisted of goodwill. We completed the impairment test required by SFAS 142 in the second quarter of 2002, by comparing the fair value of our reporting units to their carrying values and reassessed the useful lives of other intangibles. As of January 1, 2002 we concluded that the fair values of the reporting units exceeded the carrying values of the reporting units. Therefore, no impairment charge was recognized in the results of operation and financial position upon adoption and no changes were made to the useful lives of our other intangibles.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contingent Acquisition Obligations

      As is typical in our business, many of our acquisitions are structured as "earn-outs". We estimate that the amount of contingent future earn-out payments, assuming that the acquired businesses performed over the relevant earn-out periods at their current profit levels, that we will be required to make for prior acquisitions is $418.2 million as of June 30, 2002. The ultimate amounts payable are dependent upon future results, and in accordance with GAAP, we have not recorded a liability for these items on our balance sheet. Actual results can differ from these estimates and the actual amounts that we pay will be different from these estimates. These differences could be material. We estimate these obligations are as follows:

                                 ($ in millions)
       Q3 & Q4                                      There-
        2002        2003      2004        2005       after        Total
        ----        ----      ----        ----       -----        -----
       $122.1      $130.8    $100.2       $45.9      $19.2       $418.2

      In addition, owners of interests in certain of our subsidiaries or affiliates have the right in certain circumstances to require us to purchase additional ownership stakes which we estimate assuming that the subsidiaries and affiliates peformed over the relevant periods at their current profit levels, could require us in future periods to pay an additional aggregate of $165.4 million, $84.5 million of which relates to currently exercisable rights. The ultimate amount payable in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. The actual amounts that we pay will be different from these estimates. These differences could be material. We estimate the obligations that exist for these agreements are as follows:

                                                       ($ in millions)
                                           -------------------------------------
                                            Currently   Not Currently
                                           Exercisable   Exercisable       Total
                                           -----------   -----------       -----
Subsidiary agencies                           $ 73.2        $ 78.8        $152.0
Affiliated agencies                             11.3           2.1          13.4
                                              ------        ------        ------
       Total                                  $ 84.5        $ 80.9        $165.4
                                              ======        ======        ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

      Liquidity: At June 30, 2002, our cash and cash equivalents and short-term investments totaled $454.4 million and we had $1,479.0 million available to us under committed credit facilities. We also had $415.0 million available under uncommitted credit facilities.

      Consistent with our historical trends in the first half of the year, we had negative cash flow from operations of $392.8 million, primarily as a result of payments of accrued incentive compensation, tax payments and payments to the media on behalf of clients, as well as seasonal year-end reductions of our current liabilities and, increases in accounts receivable and billable production orders at June 30, 2002 compared to December 31, 2001. Cash used for acquisition-related expenditures was $278.9 million. In addition, we issued $900.0 million aggregate principal amount of convertible debt in March 2002 and we repurchased $368.8 million of common stock. This resulted in an overall decrease in cash and cash equivalents of $62.2 million for the six month period.

      Capital Resources: We maintain two revolving credit facilities with two consortia of banks. On April 26, 2002, we extended our 364-day revolving credit facility with a consortium of banks for which Citibank N.A. acts as administrative agent and Salomon Smith Barney Inc. acts as lead arranger. The consortium consists of 23 banks. Other significant lending institutions include The Bank of Nova Scotia, JPMorgan Chase Bank, Fleet National Bank, HSBC Bank USA and San Paolo IMI S.p.A. The facility was increased from $1.0 billion to $1.6 billion under substantially the same terms as had previously been in effect, including a provision which allows us to convert all amounts outstanding at expiration on April 25, 2003, into a one-year term loan. The facility, which can be drawn down at any time, also supports the issuance of up to $1.5 billion of commercial paper, and subject to obtaining additional commitments may be increased up to $1.8 billion. At June 30, 2002, we had issued and outstanding $621.0 million of commercial paper which is classified as long-term debt.

      We also have a $500 million 5-year revolving credit facility, which expires on June 30, 2003, with a similar consortium of 13 banks for which ABN AMRO Bank acts as agent. Other significant lending institutions include Bank of America, HSBC, JPMorgan Chase and Wachovia. No amounts were outstanding under this facility at June 30, 2002.

      We had a total of $1,750.0 million aggregate principal amount of zero-coupon zero-accretion 30-year notes outstanding, as well as, short-term bank loans of $103.6 million at June 30, 2002.

      In March 2002, we issued $900 million aggregate principal amount of zero-coupon, zero-accretion convertible notes due 2032. The notes are senior unsecured securities that are convertible into 8.2 million common shares, implying a conversion price of $110.01 per common share, subject to normal anti-dilution adjustments. These notes are convertible at the specified ratio only upon the occurrence of certain events, including if our common shares trade above certain levels, if we effect extraordinary transactions or if our long-term debt ratings are downgraded at least three notches from their current level to Baa3 or lower by Moody's

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Investors Services, Inc., or BBB or lower by Standard & Poor's Ratings Services. These events would not, however, result in an adjustment of the number of shares issuable upon conversion. Holders of the notes due 2032 have the right to put the notes back to us for, at our election, cash, stock or a combination of both in August of each year beginning in August 2003 and we have the right to redeem the notes for cash beginning in 2007. There are no events that accelerate the noteholders' put rights. Beginning in August 2007, if the market price of our common shares exceeds certain thresholds, we may be required to pay contingent cash interest on the notes equal to the amount of dividends that would be paid on the common shares into which the notes are contingently convertible.

      Below is a summary of our debt position (in millions) as of June 30, 2002.

Debt:
    Bank loans (due less than 1 year) .............................       $  103
    $500 Million Revolver - due June 30, 2003 .....................           --
    Commercial paper issued .......................................          621
    (supported by a $1.6 Billion 364 Day Facility)
    5.20 % Euro Notes - due June 24, 2005 .........................          151
    Convertible Notes - due February 7, 2031 ......................          850
    Convertible Notes - due July 31, 2032 .........................          900
    Loan Notes and Sundry - various through 2012 ..................           97
                                                                          ------
Total Debt ........................................................       $2,722
                                                                          ======

      The holders of our convertible notes have the right to cause us to repurchase up to the entire $850.0 million aggregate face of the notes in February 2003 and the remaining $900.0 million aggregate face amount of the notes in August of 2003.

      We believe that our operating cash flow combined with our available lines of credit and our access to the capital markets are sufficient to support our foreseeable cash requirements, including working capital, capital expenditures, future acquisitions, earn-outs and other contingent payments, dividends, debt maturities and possible debt repurchase obligations.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

      Our results of operations are subject to the risk of currency exchange rate fluctuations related to our international operations. Our net income is subject to risk from the translation of the revenue and expenses of our foreign operations, which are generally denominated in the local currency. The effects of currency exchange rate fluctuation on our second quarter and first half results of operations are discussed on pages 13 and 16 of this report. We do not hedge these exposures against the US dollar in the normal course of our business. We do, however, conduct global treasury operations to improve liquidity and manage third party interest expense centrally. As an integral part of these operations, we enter into short-term forward foreign exchange contracts to hedge intercompany cash movements between subsidiaries operating in different currency markets. While our agencies operate in more than 100 countries and invoice clients in more than 70 different currencies, our major international markets are the E.U., the United Kingdom, Japan, Brazil and Canada.

      Our 2001 10-K provides a more detailed discussion of the market risks affecting our operations. As of June 30, 2002, no material change had occurred in our market risks, as compared to the disclosure in our 2001 10-K.

Forward-Looking Statements

      "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" set forth in this report contain disclosures which are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include all statements that do no relate solely to historical or current facts, and in some instances are identifiable by the use of words such as "may," "will," "expect," "project," "estimate," "anticipate," "envisage," "plan" or "continue." These forward-looking statements are based upon our current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and anticipated actions and our future financial condition and results. The uncertainties and risks include, but are not limited to, changes in general economic conditions, competitive factors, client communication requirements, the hiring and retention of human resources and other factors. In addition, our international operations are subject to the risk of currency fluctuations, exchange controls and similar risks discussed above. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by us or on our behalf.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      On June 13, 2002, a lawsuit was filed against us and certain of our senior executives in the federal court in the Southern District of New York on behalf of a purported class of purchasers of our common shares during the period April 25, 2000 to June 11, 2002. The executives named as defendants are our chairman, chief executive officer, chief financial officer and controller. The complaint alleges, among other things, that our press releases and SEC reports during the alleged class period contained materially false and misleading statements or omitted to state material information relating to (1) our calculation of the organic component of period-to-period revenue growth, (2) the formation of Seneca Investments LLC in May 2001, and (3) the characterization of acquisition payments and the existence and amount of our future obligations in respect of acquisitions. The complaint seeks an unspecified amount of money damages plus attorneys' fees and other costs. Ten other complaints were subsequently filed in the same court, each making similar allegations and referencing the same class period. All of the cases are at a preliminary stage. Management believes that the allegations in the complaints in these lawsuits are without merit and we presently intend to vigorously defend the cases.

      In addition to the proceedings described above, a shareholder derivative action was filed on June 28, 2002 in New York state court in New York City by a plaintiff shareholder, proportedly on our behalf, against current and certain former directors alleging breaches of fiduciary duty, disclosure failures, abuse of control and gross mismanagement in connection with the formation of Seneca, including as a result of open-market sales of our common shares by our chairman and two former employee directors during the period August 2001 to May 2002. The complaint seeks the imposition of a constructive trust on profits received in the stock sales, an unspecified amount of money damages and attorneys' fees and other costs.

      The cases follow the publication of several press reports about us in June 2002. We have received requests from the Staff of the Securities and Exchange Commission for information on topics referred to in those reports. We have fully cooperated and intend to continue to cooperate in any SEC inquiry into these matters.

      We also are subject to numerous lawsuits and other claims in the ordinary course of business.

      Management presently expects that the matters referred to in this Item 1 will not individually or in the aggregate have a material adverse effect on our financial position or results of operations. However, the outcome of any of these matters is inherently uncertain and may be affected by future events. Accordingly, there can be no assurance as to the ultimate effect of these matters.

Item 4. Submission of Matters to a Vote of Security Holders

      We held our annual shareholders' meeting on May 21, 2002. At the meeting, votes cast regarding the election of four Directors to serve in the class of Directors whose term expires in 2005 were as follows:

                                            Votes For            Votes Withheld
                                            ---------            --------------
      Robert Charles Clark                 152,181,951             1,545,866
      Leonard S. Coleman, Jr.              152,564,719             1,163,098
      Peter Foy                            152,624,878             1,102,939
      Gary L. Roubos                       152,796,417               931,400

      Votes cast regarding the approval of the Omnicom Group Inc. Equity Incentive Plan were as follows:

           Votes For            Votes Against           Votes Withheld
           ---------            -------------           --------------
          142,118,350             9,941,157                1,668,310

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    Number     Description
    ------     -----------
    10.7a      Thomas Harrison (Chief Executive Officer of Diversified Agency
               Services) Executive Salary Continuation Plan Agreement

    10.7b      Peter Mead (Vice Chairman) Executive Salary Continuation Plan
               Agreement

    10.7c Keith L. Reinhard (Chairman and Chief Executive Officer of DDB Worldwide) Executive Salary Continuation Plan Agreement

    10.7d Allen Rosenshine (Chairman and Chief Executive Officer of BBDO Worldwide) Executive Salary Continuation Plan Severance Compensation Agreement

    10.7e John Wren (Chief Executive Officer of Omnicom) Executive Salary Continuation Plan Agreement

    10.7f Michael Greenlees (former Chairman and CEO of TBWA Worldwide) Employment Agreement, Executive Salary Continuation Plan Agreement and Note

(b) Reports on Form 8-K

    On June 5, 2002, we filed a Current Report on Form 8-K disclosing under
    Item 5 changes in the composition of our Board of Directors.

    On June 13, 2002, we filed a Current Report on Form 8-K disclosing under
    Item 4 changes in our certifying accountants.

    On June 21, 2002, we filed a Current Report on Form 8-K disclosing under
    Item 4 changes in the certifying accountants for our employee retirement savings plan.

    On July 8, 2002, we filed a Current Report on Form 8-K to furnish under
    Item 9 (Regulation FD disclosure) the text of materials used in investor presentations.

    On August 6, 2002, we filed a Current Report on Form 8-K to furnish under
    Item 9 (Regulation FD disclosure) the text of materials used in investor presentations.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Omnicom has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2002                          /s/ Randall J. Weisenburger
                                         ---------------------------------------
                                             Randall J. Weisenburger
                                             Executive Vice President
                                             and Chief Financial Officer
                                             (Principal Financial Officer)

August 14, 2002                          /s/ Philip J. Angelastro
                                         ---------------------------------------
                                             Philip J. Angelastro
                                             Senior Vice President, Finance
                                             and Controller
                                             (Chief Accounting Officer)