Form 10-Q
period 2002-09-30
OMNICOM GROUP INC
filed 2002-11-14
CIK 29989

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended: September 30, 2002

                                       OR

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 188,063,843 (as of October 31,
2002)

                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Condensed Balance Sheets --
            September 30, 2002 (unaudited) and December 31, 2001               1

          Consolidated Condensed Statements of Income (unaudited) --
            Three Months and Nine Months Ended September 30, 2002 and 2001     2

          Consolidated Condensed Statements of Cash Flows (unaudited) --
            Nine Months Ended September 30, 2002 and 2001                      3

          Notes to Unaudited Consolidated Condensed Financial Statements       4

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           13

  Item 3. Quantitative and Qualitative Disclosures About Market Risk          23

  Item 4. Controls and Disclosure                                             24

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                                   25

  Item 6. Exhibits and Reports on Form 8-K                                    25

SIGNATURES                                                                    26

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                   September 30,
                                                        2002        December 31,
                                                    (Unaudited)        2001
                                                   ------------     ------------
                      Assets

Current assets:
  Cash and cash equivalents ....................   $    357,649    $    472,151
  Short-term investments at market,
    which approximates cost ....................         34,994          44,848
  Accounts receivable, less allowance
    for doubtful accounts of $75,481
    and $79,183 ................................      3,704,876       3,720,790
  Billable production orders in process,
    at cost ....................................        533,280         382,750
  Prepaid expenses and other current assets ....        683,251         613,285
                                                   ------------    ------------
        Total Current Assets ...................      5,314,050       5,233,824
                                                   ------------    ------------

  Furniture, equipment and leasehold
    improvements at cost, less
    accumulated depreciation and
    amortization of $675,789 and $618,661 ......        547,033         547,801
  Investments in affiliates ....................        172,944         186,156
  Goodwill, net of accumulated amortization
    of $514,871 and $495,715 ...................      4,372,454       3,859,162
  Intangibles, net of accumulated
    amortization of $64,259 and $44,511 ........         94,794          88,026
  Deferred tax benefits ........................         93,938         100,418
  Other assets .................................        627,094         602,027
                                                   ------------    ------------

        Total Assets ...........................   $ 11,222,307    $ 10,617,414
                                                   ============    ============

      Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable .............................   $  4,062,253    $  4,303,152
  Advance billings .............................        557,210         640,750
  Current portion of long-term debt ............         31,208          40,444
  Bank loans ...................................         95,126         169,056
  Accrued taxes and other liabilities ..........      1,181,646       1,490,385
                                                   ------------    ------------
        Total Current Liabilities ..............      5,927,443       6,643,787
                                                   ------------    ------------

Long-term debt .................................        758,709         490,105
Convertible notes ..............................      1,750,000         850,000
Deferred compensation and other liabilities ....        306,876         296,980
Minority interests .............................        171,174         158,123

Shareholders' equity:
  Common stock .................................         29,800          29,800
  Additional paid-in capital ...................      1,436,161       1,400,138
  Retained earnings ............................      1,950,717       1,619,874
  Unamortized restricted stock .................       (153,407)       (125,745)
  Accumulated other comprehensive loss .........       (223,198)       (295,358)
  Treasury stock ...............................       (731,968)       (450,290)
                                                   ------------    ------------
        Total Shareholders' Equity .............      2,308,105       2,178,419
                                                   ------------    ------------

        Total Liabilities and
          Shareholders' Equity .................   $ 11,222,307    $ 10,617,414
                                                   ============    ============

           The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                    Three Months Ended                    Nine Months Ended
                                                                       September 30,                        September 30,
                                                               ----------------------------         ----------------------------
                                                                  2002              2001               2002              2001
                                                               -----------      -----------         -----------      -----------
REVENUE ..................................................     $ 1,768,459      $ 1,571,012         $ 5,417,454      $ 4,918,933

OPERATING EXPENSES:
     Salary and service costs ............................       1,195,574        1,016,141           3,589,962        3,135,205
     Office and general expenses .........................         361,494          372,661           1,056,752        1,119,128
                                                               -----------      -----------         -----------      -----------
                                                                 1,557,068        1,388,802           4,646,714        4,254,333
                                                               -----------      -----------         -----------      -----------

OPERATING PROFIT .........................................         211,391          182,210             770,740          664,600

NET INTEREST EXPENSE:
     Interest expense ....................................          10,365           24,288              34,874           70,743
     Interest income .....................................          (4,801)          (6,168)            (12,045)         (12,875)
                                                               -----------      -----------         -----------      -----------
                                                                     5,564           18,120              22,829           57,868
                                                               -----------      -----------         -----------      -----------
INCOME BEFORE INCOME TAXES ...............................         205,827          164,090             747,911          606,732

INCOME TAXES .............................................          69,696           64,340             271,568          239,675
                                                               -----------      -----------         -----------      -----------
INCOME AFTER INCOME TAXES ................................         136,131           99,750             476,343          367,057

EQUITY IN AFFILIATES .....................................           2,436            2,521               8,412            5,811

MINORITY INTERESTS .......................................         (12,463)          (9,916)            (42,770)         (33,867)
                                                               -----------      -----------         -----------      -----------
        NET INCOME .......................................     $   126,104      $    92,355(a)      $   441,985      $   339,001(a)
                                                               ===========      ===========         ===========      ===========

NET INCOME PER COMMON SHARE:

        Basic ............................................     $      0.68      $      0.50(a)      $      2.37      $      1.86(a)
        Diluted ..........................................     $      0.68      $      0.50(a)      $      2.36      $      1.83(a)

DIVIDENDS DECLARED PER COMMON SHARE ......................     $     0.200      $     0.200         $     0.600      $     0.575

----------
(a) Three Months Ended and Nine Months Ended September 30, 2001, adjusted to exclude goodwill amortization:

      Adjusted Net Income ............................     $114,037   $400,819

      Adjusted Net Income Per Common Share - basic ...     $   0.62   $   2.19
      Adjusted Net Income Per Common Share - diluted .     $   0.61   $   2.15

           The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                 Nine Months Ended
                                                                    September 30,
                                                             --------------------------
                                                                 2002           2001
                                                             -----------    -----------
Cash flows from operating activities:
     Net income ..........................................   $   441,985    $   339,001
     Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation of tangible assets .....................        89,965         85,027
     Amortization of goodwill ............................            --         71,454
     Amortization of intangible assets ...................        15,441          5,915
     Minority interests ..................................        42,770         33,773
     Earnings of affiliates less than dividends received .         4,174         17,619
     Tax benefit on employee stock plans .................        12,235         14,432
     Provisions for losses on accounts receivable ........         7,634          9,375
     Amortization of restricted stock ....................        45,378         36,215
     Decrease in accounts receivable .....................       152,801        138,314
     Increase in billable production orders in process ...      (136,566)        (9,418)
     Increase in prepaid expenses and other current assets       (42,728)       (67,620)
     Decrease / (increase) in other assets, net ..........        42,954       (163,994)
     Decrease in accounts payable ........................      (373,580)      (507,111)
     Decrease in accrued taxes, advanced billings
       and other liabilities .............................      (535,135)      (412,509)
                                                             -----------    -----------
        Net cash used for operating activities ...........      (232,672)      (409,527)
                                                             -----------    -----------

Cash flows from investing activities:
     Capital expenditures ................................       (91,281)      (131,515)
     Payments for purchases of equity interests
       in subsidiaries and affiliates, net of
       cash acquired .....................................      (342,523)      (565,673)
     Proceeds from sales of short-term investments
       and other, net ....................................        12,607         56,195
                                                             -----------    -----------
        Net cash used for investing activities ...........      (421,197)      (640,993)
                                                             -----------    -----------

Cash flows from financing activities:
     Net (decrease) / increase in short-term borrowings ..      (100,764)         3,406
     Net proceeds from issuance on convertible debentures
        and long-term debt obligations ...................     1,190,456      1,123,063
     Repayments of principal of long-term debt obligations       (73,802)       (27,242)
     Dividends paid ......................................      (110,958)       (99,990)
     Purchase of treasury shares .........................      (368,819)       (60,149)
     Other ...............................................        (1,622)        43,498
                                                             -----------    -----------
        Net cash provided by financing activities ........       534,491        982,586
                                                             -----------    -----------

Effect of exchange rate changes on cash and cash
  equivalents ............................................         4,876        (27,738)
                                                             -----------    -----------

Net decrease in cash and cash equivalents ................      (114,502)       (95,672)
Cash and cash equivalents at beginning of period .........       472,151        516,817
                                                             -----------    -----------
Cash and cash equivalents at end of period ...............   $   357,649    $   421,145
                                                             ===========    ===========

Supplemental Disclosures:
     Income taxes paid ...................................   $   280,513    $   185,405
                                                             ===========    ===========
     Interest paid .......................................   $    32,358    $    60,673
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

2. The accompanying financial statements reflect all adjustments, consisting of normally recurring accruals, which in the opinion of management are necessary for a fair presentation, in all material respects, of the information contained therein. Certain reclassifications have been made to the September 30, 2001 and December 31, 2001 reported amounts to conform them to the September 30, 2002 presentation. These reclassifications include changing the income statement line item from "Salary and related costs" to a new category entitled "Salary and service costs", and reallocating certain items previously shown in "Office and general expenses" to this new category. We have regrouped certain direct service costs such as freelance labor, travel, entertainment, reproduction, client service costs and other expenses from "Office and general expenses" into "Salary and service costs" in order to better segregate the expense items between those that are more closely related to directly serving clients versus those expenses, such as facilities, overhead, depreciation and other administrative expenses, which in nature are not directly related to servicing clients. These statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2001, which we refer to later in this report as our "2001 10-K".

3. Results of operations for interim periods are not necessarily indicative of annual results.

4. Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents which include outstanding options and restricted shares. No adjustments to diluted earnings per share were made for our Zero Coupon Zero Yield Convertible Notes due 2032 or our Liquid Yield Option Notes due 2031 because the conversion criteria applicable to each series of notes have not been met. For purposes of computing diluted earnings per share for the three months ended September 30, 2002, 786,000 common share equivalents were assumed to be outstanding for the current period and 1,746,000 common share equivalents were assumed to have been outstanding for the comparable period last year. For the purposes of computing diluted earnings per share for the nine months ended September 30, 2002, 1,816,000 common share equivalents were assumed to be outstanding for current period and 2,334,000 common share equivalents were assumed to have been outstanding for the comparable period last year. In December 2001, our $230.0 million aggregate principal amount of 2 1/4% convertible subordinated debentures were called for redemption and subsequently converted by holders into 4,612,000 shares of common stock. The additional shares are included in shares

                       OMNICOM GROUP INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

      outstanding at September 30, 2002 and were assumed to have been converted for the September 30, 2001 computation.

            The assumed increase in net income related to the after-tax compensation expense related to dividends on restricted shares used in the computation was $252.0 for the three months ended September 30, 2002 and the assumed increase in net income related to the after-tax interest cost of the convertible debentures and the after-tax compensation expense related to dividends on restricted shares used in the computation was $2,499.0 for the three months ended September 30, 2001. The assumed increase in net income related to the after-tax compensation expense related to dividends on restricted shares used in the computation was $757.0 for the nine months ended September 30, 2002 and the increase in net income related to the after-tax interest of the convertible debentures and the after-tax compensation expense related to dividends on restricted shares used in the computation was $7,462.0 for the nine months ended September 30, 2001.

      The weighted average number of shares used in our EPS computations were:

                            Three Months Ended            Nine Months Ended
                               September 30,                 September 30,
                        --------------------------    --------------------------
                            2002           2001          2002           2001
                        -----------    -----------    -----------    -----------
Basic EPS               185,865,000    183,272,000    186,107,000    182,626,000
Diluted EPS             186,652,000    189,631,000    187,923,000    189,573,000

5.    Total comprehensive income and its components were:

                                                                                             (Dollars in Thousands)
                                                                          Three Months Ended                Nine Months Ended
                                                                            September 30,                      September 30,
                                                                     ---------------------------         --------------------------
                                                                       2002               2001             2002              2001
                                                                     ---------          --------         --------         ---------
Net income for the period                                            $ 126,104          $ 92,355         $441,985         $ 339,001

Unrealized gain on long-term
investments and reclassification to
cost basis investments (a)                                                  --                --               --            16,838

Reclassification to realized loss on sale of
certain marketable securities, net of income
taxes of $1,400                                                             --                --               --             2,100

Foreign currency translation adjustment (b)                             (4,913)           43,691           72,160           (38,844)
                                                                     ---------          --------         --------         ---------

Comprehensive income for the period                                  $ 121,191          $136,046         $514,145         $ 319,095
                                                                     =========          ========         ========         =========

----------

(a) Net of income taxes of $11,225 for the nine-month period ended September 30, 2001.

(b) Net of income taxes of $3,275 and $29,127 for the three-month period ended September 30, 2002 and 2001, respectively, and $48,107 and $25,896 for the nine-month periods ended September 30, 2002, and 2001, respectively.

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

            Effective January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets", and no longer amortizes goodwill and other intangibles with indefinite lives. These assets are subject to periodic testing for impairments at least annually. Substantially all of our assets subject to the impairment test consisted of goodwill. We completed the impairment test required by SFAS 142 in the second quarter of 2002 by comparing the fair value of our reporting units to their carrying values. We also reassessed the useful lives of other intangibles that are amortized. As of January 1, 2002, we concluded that the fair values of the reporting units exceeded the carrying values of the reporting units, and therefore upon adoption no impairment charge was recognized in our results of operations and financial position and no changes were made to the useful lives of our other intangibles.

            The following summary table presents the impact of the elimination of goodwill amortization as required by the adoption of SFAS 142 on operating income, profit before tax ("PBT"), equity in affiliates, minority interest and earnings per share ("EPS") had the statement been in effect at the beginning of 2001.

                                                              (Dollars in Thousands, except per share amounts)
                                                Three Months Ended September 30,               Nine Months Ended September 30,
                                          -------------------------------------------     ------------------------------------------
                                             2002                    2001                   2002                     2001
                                          ---------      ----------------------------     ---------     ----------------------------
                                                         as adjusted      as reported                   as adjusted      as reported
Operating Income                          $ 211,391       $ 206,427       $ 182,210       $ 770,740       $ 734,598       $ 664,600
PBT                                         205,827         188,307         164,090         747,911         676,730         606,732
Equity in Affiliates                          2,436           3,112           2,521           8,412           8,871           5,811
Minority Interest                           (12,463)        (10,283)         (9,916)        (42,770)        (34,855)        (33,867)

Diluted EPS                               $    0.68       $    0.61       $    0.50       $    2.36       $    2.15       $    1.83


            As of September 30, 2002, the components of our intangible assets were as follows:

                                                                            (Dollars in Thousands)
                                                          September 30, 2002                            December 31, 2001
                                              ----------------------------------------      ----------------------------------------
                                                 Gross                         Net           Gross                           Net
                                                 Carry       Accumulated      Book           Carry         Accumulated      Book
                                                 Value      Amortization      Value          Value        Amortization      Value
                                              ----------    ------------   ----------      ----------     ------------    ----------
Intangible assets subject to
SFAS 142 impairment tests:
Goodwill                                      $4,887,325      $514,871      $4,372,454      $4,354,877      $495,715      $3,859,162

Other intangible assets
subject to amortization:

Purchased and internally
developed software                               144,346        60,364          83,982         121,915        41,031          80,884

Client lists                                      14,707         3,895          10,812          10,622         3,480           7,142
                                              ----------      --------      ----------      ----------      --------      ----------
Total                                         $  159,053      $ 64,259      $   94,794      $  132,537      $ 44,511      $   88,026
                                              ==========      ========      ==========      ==========      ========      ==========

                       OMNICOM GROUP INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

            The  other   intangible   assets  continue  to  be  amortized  on  a
      straight-line basis over, on average, an eight-year period.

            Had we stopped recording amortization of goodwill as of January 1, 2001, net income for the three months ended September 30, 2001 would have increased from $92,355 to $114,037 as shown in the following table.

                                              (Dollars in Thousands,
                                             except per share amounts)

                                                     As Adjusted     As Reported
Three Months Ended September 30,          2002         2001(a)          2001
                                      -----------    -----------    -----------
Revenue ...........................   $ 1,768,459    $ 1,571,012    $ 1,571,012

Operating expenses:
    Salary and service costs ......     1,195,574      1,016,141      1,016,141
    Office and general expenses ...       361,494        348,444        372,661
                                      -----------    -----------    -----------
                                        1,557,068      1,364,585      1,388,802
                                      -----------    -----------    -----------

Operating profit ..................       211,391        206,427        182,210

Net interest expense:
    Interest expense ..............        10,365         24,288         24,288
    Interest income ...............        (4,801)        (6,168)        (6,168)
                                      -----------    -----------    -----------
                                            5,564         18,120         18,120
                                      -----------    -----------    -----------

Income before income taxes ........       205,827        188,307        164,090

Income taxes ......................        69,696         67,099         64,340
                                      -----------    -----------    -----------

Income after income taxes .........       136,131        121,208         99,750
Equity in affiliates ..............         2,436          3,112          2,521
Minority interests ................       (12,463)       (10,283)        (9,916)
                                      -----------    -----------    -----------

    Net income ....................   $   126,104    $   114,037    $    92,355
                                      ===========    ===========    ===========

Net Income Per Common Share:

    Basic .........................   $      0.68    $      0.62    $      0.50
    Diluted .......................   $      0.68    $      0.61    $      0.50

Dividends Declared Per Common Share   $     0.200    $     0.200    $     0.200

----------
(a)   Excludes amortization of goodwill and related tax impact.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

            Had we stopped recording amortization of goodwill as of January 1, 2001, net income for the nine months ended September 30, 2001 would have increased from $339,001 to $400,819 as shown in the following table.

                                              (Dollars in Thousands,
                                             except per share amounts)

                                                     As Adjusted     As Reported
Nine Months Ended September 30,           2002         2001(a)          2001
                                      -----------    -----------    -----------
Revenue ...........................   $ 5,417,454    $ 4,918,933    $ 4,918,933

Operating expenses:
    Salary and service costs ......     3,589,962      3,135,205      3,135,205
    Office and general expenses ...     1,056,752      1,049,130      1,119,128
                                      -----------    -----------    -----------
                                        4,646,714      4,184,335      4,254,333
                                      -----------    -----------    -----------

Operating profit ..................       770,740        734,598        664,600

Net interest expense:
    Interest expense ..............        34,874         70,743         70,743
    Interest income ...............       (12,045)       (12,875)       (12,875)
                                      -----------    -----------    -----------
                                           22,829         57,868         57,868
                                      -----------    -----------    -----------

Income before income taxes ........       747,911        676,730        606,732

Income taxes ......................       271,568        249,927        239,675
                                      -----------    -----------    -----------

Income after income taxes .........       476,343        426,803        367,057
Equity in affiliates ..............         8,412          8,871          5,811
Minority interests ................       (42,770)       (34,855)       (33,867)
                                      -----------    -----------    -----------

    Net income ....................   $   441,985    $   400,819    $   339,001
                                      ===========    ===========    ===========

Net Income Per Common Share:

    Basic .........................   $      2.37    $      2.19    $      1.86
    Diluted .......................   $      2.36    $      2.15    $      1.83

Dividends Declared Per Common Share   $     0.600    $     0.575    $     0.575

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

7. Our wholly and partially owned businesses operate within the marketing and corporate communications services operating segment. These businesses provide a variety of communications services to clients on a global, pan-regional and national basis. On a regional basis, we believe that the businesses have similar cost structures and are subject to the same general economic and competitive risk.

            Our revenue and long-lived assets by geographic area as of September 30, 2002 and 2001, is summarized in the following table.

                             (Dollars in Thousands)

                    United       United        Euro        Other
                    States       Kingdom   Denominated  International    Total
                    ------       -------   -----------  -------------    -----
Revenue
3 Months Ended
September 30,
  2002            $  991,446    $206,350    $  345,442    $225,221    $1,768,459
  2001               831,090     181,303       331,416     227,203     1,571,012

Revenue
9 Months Ended
September 30,
  2002            $3,131,124    $584,526    $1,025,608    $676,196    $5,417,454
  2001             2,653,032     579,030       991,465     695,406     4,918,933

Long-lived Assets
At September 30,
  2002            $  311,177    $ 87,225    $   69,426    $ 79,205    $  547,033
  2001               301,680      97,502        67,359      88,107       554,648

8. At September 30, 2002, we had a $1,600.0 million 364-day revolving credit facility with a consortium of banks for which Citibank N.A. acts as administrative agent and Salomon Smith Barney Inc. acts as lead arranger. The consortium consists of 23 banks. Other significant lending institutions include The Bank of Nova Scotia, JPMorgan Chase Bank, Fleet National Bank, HSBC Bank USA and San Paolo IMI S.p.A. In April 2002, the facility was extended on substantially the same terms as had previously been in effect, including a provision which allows us to convert all amounts outstanding at expiration on April 25, 2003, into a one-year term loan. The facility, which can be drawn down at any time, also supports the issuance of up to $1,500.0 million of commercial paper.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

      At September 30, 2002, we had issued and outstanding $200.0 million of commercial paper which is classified as long-term debt.

            We also have a $500.0 million 5-year revolving credit facility, which expires on June 30, 2003, with a similar consortium of 13 banks for which ABN AMRO Bank acts as agent. Other significant lending institutions include Bank of America, HSBC, JPMorgan Chase and Wachovia. We had $374.0 million outstanding under this facility at September 30, 2002.

            We also had short-term  bank loans of $95.0 million at September 30,
      2002,   primarily  comprised  of  unsecured  overdrafts  of  international subsidiaries which are classified as bank loans.

            We had a total of $1,750.0 million aggregate principal amount of Liquid Yield Option and Zero Coupon Zero Yield 30-year notes outstanding as further described in Note 9.

            At September 30, 2002, the unused portion of our committed credit facilities was $1,526.0 million.

9. In March 2002, we issued $900.0 million aggregate principal amount of Zero Coupon Zero Yield Convertible Notes due 2032. The notes are senior unsecured securities that are convertible into 8.2 million common shares, implying a conversion price of $110.01 per common share, subject to normal anti-dilution adjustments. These notes are convertible at the specified ratio only upon the occurrence of certain events, including if our common shares trade above certain levels, if we effect extraordinary transactions or if our long-term debt ratings are downgraded at least three notches from their current level to Baa3 or lower by Moody's Investors Services, Inc. or BBB or lower by Standard & Poor's Ratings Services. These events would not, however, result in an adjustment of the number of shares issuable upon conversion. Holders of these notes have the right to put the notes back to us for, at our election, cash, stock or a combination of both in August of each year beginning in August 2003 and we have the right to redeem the notes for cash beginning in 2007. There are no events that accelerate the noteholders' put rights. Beginning in August 2007, if the market price of our common shares exceeds certain thresholds, we may be required to pay contingent cash interest on the notes equal to the amount of dividends that would be paid on the common shares into which the notes are contingently convertible.

            The net proceeds of the issuance of these notes were $905.0 million. We used a portion of these proceeds to repurchase 3.0 million of our common shares. We applied the balance of the net proceeds to reduce our short-term borrowings pending use for working capital and other general corporate purposes.

            These  notes  are  substantially   similar  to  the  $850.0  million
      aggregate principal amount of Liquid Yield Option Notes due 2031 that we issued in February 2001. These

                       OMNICOM GROUP INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

      notes are convertible at the specified ratio only upon the occurrence of certain events, including if our common shares trade above certain levels, if we effect extraordinary transactions or if our long-term debt ratings are downgraded at least three notches from their current level to Baa3 or lower by Moody's Investors Services, Inc. or BBB or lower by Standard & Poor's Ratings Services. These events would not, however, result in an adjustment of the number of shares issuable upon conversion. The noteholder put dates for the 2031 notes are in February 2003 and each February thereafter.

10. Our operating companies completed acquisitions and made investments in other agencies over the last twelve-month period. The revenue from these acquired businesses impacts comparability to prior period revenues for twelve months following the date of acquisition. The revenue of the acquired businesses is calculated by aggregating the applicable prior period revenue of the acquired businesses. Netted against this number is the revenue of any business included in the prior period revenue that was disposed of subsequent to the prior period. The aggregate revenue of the acquired businesses was $76.2 million for the third quarter and $309.8 million for the first nine months of the year. These acquisitions and investments are consistent with our strategy of pursuing business transactions that are expected to expand relationships with existing clients, expand the geographic reach of our networks or increase service offerings to meet client requirements.

            During the first nine months of this year, the aggregate consideration for acquisitions, including assumed liabilities, was $385.2 million. As is typical in our business, certain of the acquisitions were structured as "earn-outs," or transactions in which the ultimate purchase price payable is determined in part by reference to the future financial performance of the acquired business. Included in the above amount is $181.9 million related to transactions closed in prior periods.

11. On June 13, 2002, a lawsuit was filed against us and certain of our senior executives in the federal court in the Southern District of New York on behalf of a purported class of purchasers of our common shares during the period April 25, 2000 to June 11, 2002. The complaint alleges, among other things, that our press releases and SEC filings during the alleged class period contained materially false and misleading statements or omitted to state material information. The complaint seeks an unspecified amount of money damages plus attorneys' fees and other costs. Eleven other complaints were subsequently filed in the same court, each making similar allegations and referencing the same class period.

            In addition to the proceedings described above, a shareholder derivative action was filed on June 28, 2002 by a plaintiff stockholder, purportedly on our behalf alleging breaches of fiduciary duty, disclosure failures, abuse of control and gross mismanagement in connection with the formation of Seneca Investments LLC, including as a result of open-market sales of our common shares by our chairman and two former employee directors. The complaint seeks the imposition of a constructive trust on profits received in the stock sales, an unspecified amount of money damages and attorneys' fees and other costs and are expected to be consolidated and a lead plaintiff appointed in accordance with

                       OMNICOM GROUP INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

      applicable procedures. A motion has been filed to dismiss this action. Subsequently, the parties agreed to stay further proceedings in this case pending additional developments in the class action cases described above.

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

12. On November 14, 2002, we entered into a new 3-year $800.0 million revolving credit facility which matures November 14, 2005 and a new $1,000.0 million 364-day revolving credit facility which matures on November 13, 2003. These facilities replaced the existing facilities that are described in Note 8 which were due to mature in the second quarter of 2003. Both facilities provide for credit support of the Company's existing $1,500.0 million commercial paper program. The new facilities have substantially the same terms as had previously been in effect. The 364-day facility continues to include a provision which allows the Company to convert all amounts outstanding at expiration of the facility into a one-year term loan. The consortium of banks providing the new facilities had previously participated in the facilities that were replaced.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      As discussed and presented in footnote 6 of the notes to our third quarter financial statements, beginning in 2002 and as required by SFAS 142, we are no longer amortizing goodwill and other intangible assets that have indefinite lives due to a change in generally accepted accounting principles. To make the discussion of periods comparable, 2001 income statement information in the discussion that follows has been adjusted to eliminate goodwill amortization. In addition, certain reclassifications have been made to the September 30, 2001 and December 31, 2001 reported amounts to conform them to the September 30, 2002 presentation, including changing the income statement line item from "Salary and related costs" to a new category entitled "Salary and service costs", and reallocating certain items previously shown in "Office and general expenses" to this new category as described in footnote 2 of the notes to our third quarter financial statements.

Third Quarter 2002 Compared to Third Quarter 2001

      Revenue: Our consolidated worldwide revenue in the third quarter of 2002 increased 12.6% to $1,768.5 million from $1,571.0 million in the third quarter of 2001. The effect of acquisitions, net of disposals, increased worldwide revenue by $76.2 million, or 4.9%. Internal/organic growth increased worldwide revenue by $74.9 million, or 4.7%, and foreign exchange impacts increased worldwide revenue by $46.4 million, or 3.0%. The components of total revenue growth by category are summarized below ($ in millions):

                                        Total                Domestic             International
                                 -------------------    -------------------    --------------------
                                     $         %           $           %           $          %
                                 --------   --------    --------   --------    --------    --------
Third Quarter 2001 ...........   $1,571.0         --    $  831.1         --    $  739.9          --

Components of Revenue Changes:
Foreign exchange impact ......       46.4        3.0%         --         --        46.4         6.3%
Acquisitions .................       76.2        4.9%       56.8        6.8%       19.4         2.6%
Organic ......................       74.9        4.7%      103.6       12.5%      (28.7)       (3.9)%
                                 --------   --------    --------   --------    --------    --------
Third Quarter 2002 ...........   $1,768.5       12.6%   $  991.5       19.3%   $  777.0         5.0%
                                 ========   ========    ========   ========    ========    ========

The components and percentages are calculated as follows:

      o The foreign exchange impact component shown in the table is calculated by first converting the current period's local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $1,722.1 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $1,768.5 million less $1,722.1 million for the Total column in this table).

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

      o The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $1,571.0 million for the Total column in the table).

      The present state of the global economy continues to create a difficult business climate. While U.S. media companies have experienced some recent improvement in advertising sales, this has not resulted in a similar improvement for our businesses. Although management believes that the recent improvements reported by U.S. media companies are a positive sign, management also believes that the overall demand for advertising and marketing services in the near term will continue to be challenging. However, several long-term trends continue to positively affect our business, including our clients increasingly expanding the focus of their brand strategies from national markets to the global market. Additionally, in an effort to gain greater efficiency and effectiveness from their marketing dollars, clients are increasingly requiring greater coordination of their traditional advertising and marketing activities and concentrating these activities with a smaller number of service providers. All of these factors affect the geographic and service mix of our business period to period. Further, any comparison of current period results to the prior year, especially when comparing the third quarter of 2002 to the third quarter of 2001, needs to be made in the context of the events of September 11, which had a significant adverse impact on our business in the third quarter of 2001. The adverse impact of September 11 was less significant in the fourth quarter of 2001 and management believes that the fourth quarter of 2001 also benefited from other short-term economic stimuli. The impact of these factors on our business and the results of operations for the third quarter and nine months of 2002 is more fully discussed below.

      The components of revenue and revenue growth (declines), for the third quarter of 2002 compared to the third quarter of 2001, in our primary geographic markets are summarized below ($ in millions):

                                                 $ Revenue          % Growth
                                                 ---------          --------
      United States ....................          $  991.5              19.3%
      United Kingdom ...................             206.4              13.8%
      Euro Markets .....................             345.4               4.2%
      Other ............................             225.2              (0.9)%
                                                  --------          --------
      Total ............................          $1,768.5              12.6%
                                                  ========          ========

      As indicated, foreign exchange impacts increased our international revenue by $46.4 million during the quarter ended September 30, 2002. The most significant impacts resulted from the strengthening of the Euro and the British Pound against the U.S. dollar, as our operations in these markets represented over 70.0% of our international revenue. This was partially offset by the strengthening of the U.S. dollar against the Brazilian Real.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      We monitor revenue across a broad range of disciplines and group them into the following four categories: traditional media advertising, customer relationship management ("CRM"), public relations and specialty communications. Traditional media advertising revenue represented 42.4%, or $749.4 million, of our worldwide revenue during the third quarter of 2002. The remainder of our revenue, 57.6%, or $1,019.1 million, was related to our other marketing and corporate communications services. The breakdown of this other revenue was CRM:
33.9%, or $599.0 million; public relations: 12.4%, or $220.7 million; and specialty communication: 11.3%, or $199.4 million. Revenue in the third quarter of 2002 when compared to the third quarter of 2001 increased by $51.1 million, or 7.3% for traditional media advertising, by $100.8 million, or 20.2% for CRM, by $18.1 million, or 9.0%, for public relations and by $27.3 million, or 15.9%, for specialty communications.

      Operating Expenses: Our third quarter 2002 worldwide operating expenses increased $192.5 million, or 14.1%, to $1,557.1 million from $1,364.6 million in the third quarter of 2001 as described below.

      Salary and service costs, which are comprised of direct service costs and salary related costs, increased by $179.4 million, or 17.7%, and represent 76.8% of total operating expenses in the third quarter of 2002 versus 74.5% in the third quarter of 2001. These expenses increased as a percentage of revenue to 67.6% in the third quarter of 2002 from 64.7% in the third quarter of 2001. Salaries and incentive compensation costs decreased as a percentage of revenue in the third quarter primarily as a result of continuing efforts to align staffing with current work levels on a location by location basis. This was off-set by increased direct service costs resulting primarily from increased severance related costs and greater utilization of freelance labor. In addition, as a result of the increase in our revenues as well as changes in the mix of our revenues in the quarter on a period-over-period basis, other direct costs increased as a percentage of revenue in the third quarter of 2002 compared to the third quarter of 2001.

      Office and general expenses increased by $13.1 million, or 3.7%, in the third quarter of 2002. Office and general expenses primarily consist of occupancy costs, general office service costs, technology costs, depreciation and amortization and bad debt expense. These costs represented about 23.2% of our total operating costs in the third quarter of 2002, versus 25.5% in the third quarter of 2001. This decrease is primarily the result of our efforts to better align costs with business levels on a location by location basis.

      For the foregoing reasons, our operating margin decreased to 12.0% in the third quarter of 2002, from 13.1% in the same period in 2001.

      Net Interest Expense: Our net interest expense decreased in the third quarter of 2002 to $5.6 million, compared to $18.1 million in the same period in 2001. Our gross interest expense decreased by $13.9 million to $10.4 million. Of this decrease, $3.2 million was attributable to the conversion of $230 million aggregate principal amount of our 2 1/4% convertible notes in December of 2001. The balance of the reduction was attributable to generally lower short-term interest rates as compared to the prior year, the issuance in February 2001 of the $850.0 million

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquid Yield Option Notes as to which substantially all of the related debt issuance costs were amortized in prior periods and the issuance in March 2002 of the $900.0 million principal Zero Coupon Zero Yield Convertible Notes. This was partially off-set by increased daily average outstanding debt levels resulting primarily from our repurchase of common stock in the first quarter of 2002.

      Income Taxes: Our consolidated effective income tax rate was 33.9% in the third quarter of 2002, as compared to 35.6% in the third quarter of 2001. This reduction reflects the realization of our recently implemented tax planning initiatives.

      Earnings Per Share (EPS): For the foregoing reasons, our net income in the third quarter of 2002 increased 10.6% to $126.1 million from $114.0 million in the third quarter of 2001. Our diluted earnings per share increased 11.5% to $0.68 in the third quarter of 2002, compared to $0.61 in the prior year period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months 2002 Compared to Nine Months 2001

      Revenue: Our consolidated worldwide revenue in the first nine months of 2002 increased by $498.6 million, or 10.1% to $5,417.5 million from $4,918.9 million in the first nine months of 2001. The effect of acquisitions, net of disposals, increased worldwide revenue by $309.8 million, or 6.3%. Internal/organic growth increased worldwide revenue by $158.6 million, or 3.2%; and foreign exchange impacts increased worldwide revenue by $30.2 million, or 0.6%. The components of total revenue growth by category are summarized below ($ in millions):

                                        Total                Domestic              International
                                 -------------------    -------------------    --------------------
                                    $           %          $          %            $          %
                                 --------   --------    --------   --------    --------    --------
Nine Months Ended
September 30, 2001 ...........   $4,918.9         --    $2,653.0         --    $2,265.9          --

Components of Revenue Changes:
Foreign exchange impact ......       30.2        0.6%         --         --%       30.2         1.3%
Acquisitions .................      309.8        6.3%      246.4        9.3%       63.4         2.8%
Organic ......................      158.6        3.2%      231.7        8.7%      (73.2)       (3.2)%
                                 --------   --------    --------   --------    --------    --------

Nine Months Ended
September 30, 2002 ...........   $5,417.5       10.1%   $3,131.1       18.0%   $2,286.4         0.9%
                                 ========   ========    ========   ========    ========    ========

The components and percentages are calculated as follows:

      o The foreign exchange impact shown in the table component is calculated by first converting the current period's local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $5,387.3 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $5,417.5 million less $5,387.3 million for the Total column in the table).

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

      o The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base (in this case $4,918.9 million for the Total column in the table).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         The components of revenue and revenue growth (declines), for the nine months 2002 compared to the nine months 2001, in our primary geographic markets are summarized below ($ in millions):

                                                 $ Revenue           % Growth
                                                 ---------           --------
      United States ....................          $3,131.1              18.0%
      United Kingdom ...................             584.5               0.9%
      Euro Markets .....................           1,025.6               3.4%
      Other ............................             676.3              (2.8)%
                                                  --------          --------
      Total ............................          $5,417.5              10.1%
                                                  ========          ========

      As indicated, foreign exchange impacts increased our international revenue by $30.2 million during the nine months ended September 30, 2002, increasing our international growth by 1.3%. The most significant impact resulted from the strengthening in the second and third quarters of 2002 compared to the second and third quarters of 2001, of the Euro and the British Pound against the U.S. dollar as our operations in these markets represented over 70.0% of our international revenue, partially offset by the strengthening of the U.S. dollar against the Brazilian Real.

      Traditional media advertising revenue represented 43.4%, or $2,349.1 million, of our worldwide revenue during the first nine months of 2002. The remainder of our revenue, 56.6%, or $3,068.4 million, was related to our other marketing and corporate communications services. The breakdown of this other revenue was CRM: 31.6%, or $1,710.6 million; public relations: 12.8%, or $694.0 million; and specialty communications: 12.2%, or $663.8 million. Revenue in the first nine months of 2002 when compared to the first nine months of 2001 increased by $184.0 million, or 8.5% for traditional media advertising, by $243.9 million, or 16.6%, for CRM, decreased by $34.7 million, or 4.8%, for public relations and increased by $105.3 million, or 18.9%, for specialty communications.

      Operating Expenses: During the first nine months of 2002 worldwide operating expenses increased $462.4 million, or 11.1%, to $4,646.7 million from $4,184.3 million in the first nine months of 2001 as described below.

      Salary and service costs, which are comprised of direct service costs and salary related costs, increased by $454.8 million, or 14.5%, and represent 77.3% of total operating expenses in the first nine months of 2002 versus 74.9% in the first nine months of 2001. These expenses increased as a percentage of revenue to 66.3% in the first nine months of 2002 from 63.7% in the first nine months of 2001. Salaries and incentive compensation costs decreased as a percentage of revenue in the first nine months of 2002 primarily as a result of continuing efforts to align staffing with current work levels on a location by location basis. This was off-set by increased direct service costs resulting primarily from increased severance related costs and greater utilization of freelance labor. In addition, as a result of the increase in our revenues as well as changes in the mix of our revenues in the first nine months on a period-over-period basis, other direct costs increased as a percentage of revenue in the first nine months of 2002 compared to the first nine months of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Office and general expenses increased by $7.6 million, or 0.7%, in the first nine months of 2002. Office and general expenses, similar to the third quarter alone, represented about 22.7% of our total operating costs in the first nine months of 2002 versus 25.1% for the first nine months of 2001. This decrease is primarily the result of our efforts to better align costs with business levels on a location by location basis.

      For the foregoing reasons, our operating margin decreased to 14.2% in the first nine months of 2002, from 14.9% in the same period in 2001.

      Net Interest Expense: Our net interest expense decreased in the first nine months of 2002 to $22.8 million, as compared to $57.9 million in the same period in 2001. Our gross interest expense decreased by $35.9 million to $34.9 million. Of this decrease in gross interest expense, $9.6 million was attributable to the conversion of our $230.0 million aggregate principal amount 2 1/4% convertible notes in December of 2001; the balance of the reduction was attributable to generally lower short-term interest rates as compared to the prior year, the issuance in February 2001 of $850.0 million Liquid Yield Option notes as to which substantially all of the related debt issuance costs were amortized in prior periods and the issuance in March 2002 of the $900.0 million principal Zero Coupon Zero Yield Convertible notes. This was partially offset by increased daily average outstanding debt levels resulting primarily from our repurchase of common stock in the first quarter of 2002.

      Income Taxes: Our consolidated effective income tax rate was 36.3% in the first nine months of 2002, as compared to 36.9% in the first nine months of 2001. This decrease was primarily due to the realization of our tax planning initiatives implemented during the third quarter of 2002.

      Earnings Per Share (EPS): For the foregoing reasons, our net income in the first nine months of 2002 increased 10.3% to $442.0 million from $400.8 million in the first nine months of 2001. Our diluted earnings per share increased 9.8% to $2.36 in the first nine months of 2002, compared to $2.15 in the prior year period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies and New Accounting Pronouncements

      To assist in better understanding our financial statements and the related management's discussion and analysis of those results, readers are encouraged to review our summary of critical accounting policies and new accounting pronouncements included in Item 2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and consider this information together with our discussion of critical accounting policies in the MD&A in our 2001 10-K, as well as our consolidated financial statements and the related notes included in our 2001 10-K for a more complete understanding of all of our accounting policies.

Contingent Acquisition Obligations

      As is typical in our business, certain of our acquisitions are structured as "earn-outs". We utilize earn-out structures in an effort to minimize the risk to the Company associated with potential future negative changes in the performance of the acquired entity. We estimate that the amount of contingent future earn-out payments, assuming that the acquired businesses perform over the relevant earn-out periods at their current profit levels, that we will be required to make for prior acquisitions is $452.3 million as of September 30, 2002. The ultimate amounts payable are dependent upon future results, and in accordance with GAAP, we have not recorded a liability for these items on our balance sheet. Actual results can differ from these estimates and the actual amounts that we pay will be different from these estimates. These obligations change from period to period as a result of earn-out payments made during the current period, changes in the previous estimate of the acquired entities' performances, changes in foreign exchange rates and the addition of new contingent obligations resulting from acquisitions with earn-out structures that were completed in the current period. These differences could be material. We estimate these obligations are as follows:

                                 ($ in millions)
    ------------------------------------------------------------------------
     Q4                                                   There-
    2002          2003           2004         2005        after        Total
    ----          ----           ----         ----        -----        -----

   $154.9        $144.0         $72.1        $56.5        $24.8        $452.3

      In addition, owners of interests in certain of our subsidiaries or affiliates have the right in certain circumstances to require us to purchase additional ownership stakes which we estimate, assuming that the subsidiaries and affiliates perform over the relevant periods at their current profit levels, could require us in future periods to pay an additional aggregate of $206.3 million, $96.4 million of which relates to currently exercisable rights. The ultimate amount payable in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. The actual amounts that we pay will be different from these estimates. These differences could be material. We estimate the obligations that exist for these agreements are as follows:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                                                      ($ in millions)
                                         ---------------------------------------
                                          Currently    Not Currently
                                         Exercisable    Exercisable        Total
                                         -----------    -----------        -----

Subsidiary agencies .............          $ 81.1         $103.8          $184.9
Affiliated agencies .............            15.3            6.1            21.4
                                           ------         ------          ------
       Total ....................          $ 96.4         $109.9          $206.3
                                           ======         ======          ======

Liquidity and Capital Resources

      Liquidity: At September 30, 2002, our cash and cash equivalents and short-term investments totaled $392.6 million and we had $1,526.0 million available to us under committed credit facilities. We also had $368.0 million available under uncommitted credit facilities.

      Consistent with our historical trends in the first nine months of the year, we had negative cash flow from operations of $232.7 million. This compares to a decrease of $409.5 million in the comparable nine-month period last year. This is primarily as a result of payments of accrued incentive compensation, tax payments and payments to the media on behalf of clients, as well as seasonal year-end reductions of our current liabilities and increases in billable production orders partially off-set by a decrease in accounts receivable at September 30, 2002 compared to December 31, 2001. Cash used for acquisition-related expenditures was $342.5 million. In addition, we issued $900.0 million aggregate principal amount of Zero Coupon Zero Yield notes in March 2002 and we repurchased $368.8 million of common stock with a portion of the proceeds. This resulted in an overall decrease in cash and cash equivalents of $114.5 million for the nine month period ended September 30, 2002.

      Capital Resources: We maintain two revolving credit facilities with two consortia of banks. We have a $1,600.0 million 364-day revolving credit facility with a consortium of banks for which Citibank N.A. acts as administrative agent and Salomon Smith Barney Inc. acts as lead arranger. The consortium consists of 23 banks. Other significant lending institutions include The Bank of Nova Scotia, JPMorgan Chase Bank, Fleet National Bank, HSBC Bank USA and San Paolo IMI S.p.A. The facility, which can be drawn down at any time, also supports the issuance of up to $1,500.0 million of commercial paper, and subject to obtaining additional commitments may be increased up to $1,800.0 million. At September 30, 2002, we had issued and outstanding $200.0 million of commercial paper all of which is classified as long-term debt. We have the right to convert all amounts outstanding at expiration on April 25, 2003, into a one-year term loan.

      We also have a $500.0 million 5-year revolving credit facility, which expires on June 30, 2003, with a similar consortium of 13 banks for which ABN AMRO Bank acts as agent. Other significant lending institutions include Bank of America, HSBC, JP Morgan Chase and Wachovia. We had $374.0 million outstanding under this facility at September 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      At September 30, 2002, we had a total of $1,750.0 million aggregate principal amount of convertible notes outstanding, including $850.0 million Liquid Yield Option 30-year notes, which were issued in February 2001, and $900.0 million Zero Coupon Zero Yield 30-year notes, which were issued in March 2002, as well as, short-term bank loans of $95.0 million. The holders of our Liquid Yield Option notes have the right to cause us to repurchase up to the entire $850.0 million aggregate face of the notes in February 2003 and the holders of our Zero Coupon Zero Yield notes have the right to cause us to repurchase up to the entire $900.0 million aggregate face of the notes in August of 2003.

      Below is a summary of our debt position as of September 30, 2002 ($ in millions):

      Debt:
        Bank loans (due less than 1 year).............................  $   95.0
        $500 Million Revolver - due June 30, 2003.....................     374.0
        Commercial paper issued under 364 Day Facility................     200.0
        5.20 % Euro Notes - due June 24, 2005.........................     151.0
        Convertible Notes - due February 7, 2031......................     850.0
        Convertible Notes - due July 31, 2032.........................     900.0
        Loan Notes and Sundry - various through 2012..................      65.0
                                                                        --------
     Total Debt.......................................................  $2,635.0
                                                                        ========

On November 14, 2002, we entered into a new 3-year $800.0 million revolving credit facility which matures November 14, 2005 and a new $1,000.0 million 364-day revolving credit facility which matures on November 13, 2003. These facilities replaced the existing facilities that are described in Note 8 which were due to mature in the second quarter of 2003. Both facilities provide for credit support of the Company's existing $1,500.0 million commercial paper program. The new facilities have substantially the same terms as had previously been in effect. The 364-day facility continues to include a provision which allows the Company to convert all amounts outstanding at expiration of the facility into a one-year term loan. The consortium of banks providing the new facilities had previously participated in the facilities that were replaced.

      We believe that our operating cash flow combined with availability under our revolving credit facilities and our access to the capital markets are sufficient to support our foreseeable cash requirements, including working capital, capital expenditures, future acquisitions, earn-outs and other contingent payments, dividends, debt maturities and possible debt repurchase obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

      Our results of operations are subject to the risk of currency exchange rate fluctuations related to our international operations. Our net income is subject to risk from the translation of the revenue and expenses of our foreign operations, which are generally denominated in the local currency. The effects of currency exchange rate fluctuation on our third quarter and first nine months results of operations are discussed on pages 13 and 17 of this report. We do not hedge these exposures against the U.S. dollar in the normal course of our business. We do, however, conduct global treasury operations to improve liquidity and manage third party interest expense centrally. As an integral part of these operations, we enter into short-term forward foreign exchange contracts to hedge intercompany cash movements between subsidiaries operating in different currency markets. While our agencies operate in more than 100 countries and invoice clients in more than 70 different currencies, our major international markets are the E.U., the United Kingdom, Japan, Brazil and Canada.

      Our 2001 10-K provides a more detailed discussion of the market risks affecting our operations. As of June 30, 2002, no material change had occurred in our market risks, as compared to the disclosure in our 2001 10-K.

Forward-Looking Statements

      "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" set forth in this report contain disclosures which are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include all statements that do not relate solely to historical or current facts, and in some instances are identifiable by the use of words such as "may," "will," "expect," "project," "estimate," "anticipate," "envisage," "plan" or "continue." These forward-looking statements are based upon our current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and anticipated actions and our future financial condition and results. The uncertainties and risks include, but are not limited to, changes in general economic conditions, competitive factors, client communication requirements, the hiring and retention of human resources and other factors. In addition, our international operations are subject to the risk of currency fluctuations, exchange controls and similar risks discussed above. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by us or on our behalf.

ITEM 4. CONTROLS AND DISCLOSURE

      We maintain disclosure controls and procedures designed to ensure that information required to be included in our SEC reports is recorded, analyzed and reported within applicable time periods. During the 90-day period prior to the filing of this report, we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that they believe that our disclosure controls and procedures are effective to ensure recording, analysis and reporting of information required to be included in our SEC reports on a timely basis. There have been no significant changes in our internal controls or other factors that could be reasonably expected to significantly affect the effectiveness of these controls since that evaluation was completed.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      See Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and note 11 to our financial statements included in this report for a description of certain pending litigation to which we are a party.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      99.1 Certification pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

      On July 8, 2002,  we filed a Current  Report on Form 8-K to furnish  under
      Item 9 (Regulation FD disclosure) the text of materials used in investor presentations.

      On August 6, 2002, we filed a Current  Report on Form 8-K to furnish under
      Item 9 (Regulation FD disclosure) the text of materials used in investor presentations.

      On August 14, 2002, we filed a Current Report on Form 8-K without qualification, the certifications required to be filed by the executive officer and principal financial officer pursuant to the SEC's order dated June 27, 2002.

      On October 29, 2002,  we filed a Current  Report on Form 8-K to file under
      Item 5 and to furnish under Item 9 (Regulation FD Disclosure) the text of materials used in investor presentations and our third quarter earnings release.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Omnicom has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2002                           /s/ Randall J. Weisenburger
                                            ------------------------------------
                                               Randall J. Weisenburger
                                               Executive Vice President
                                               and Chief Financial Officer
                                               (Principal Financial Officer)

November 14, 2002                           /s/ Philip J. Angelastro
                                            ------------------------------------
                                               Philip J. Angelastro
                                               Senior Vice President, Finance
                                               and Controller
                                               (Chief Accounting Officer)

                                  CERTIFICATION

I, John Wren, certify that:

      1. I have  reviewed  this  quarterly  report on Form 10-Q of Omnicom Group
Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002             /s/ John D. Wren
                                    --------------------------------------------
                                                    John D. Wren
                                        Chief Executive Officer and President

                                  CERTIFICATION

I, Randall Weisenburger, certify that:

      1. I have  reviewed  this  quarterly  report on Form 10-Q of Omnicom Group
Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002          /s/ Randall J. Weisenburger
                                 --------------------------------------------
                                            Randall J. Weisenburger
                                         Executive Vice President and
                                            Chief Financial Officer