Form 10-K
period 2002-12-31
OMNICOM GROUP INC
filed 2003-03-27
CIK 29989

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended: December 31, 2002
                                       OR

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes X No

                                   ----------

     At March 17, 2003, 188,601,495 shares of Omnicom Common Stock, $.15 par value, were outstanding; the aggregate market value of the voting stock held by nonaffiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $8,321,783,000.

     Certain portions of Omnicom's definitive proxy statement relating to its annual meeting of shareholders scheduled to be held on May 20, 2003 are incorporated by reference into Part III of this report.

================================================================================

                               OMNICOM GROUP INC.
                               ------------------

                         ANNUAL REPORT ON FORM 10-K FOR
                        THE YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

Item 1.       Business ....................................................    1
Item 2.       Properties ..................................................    3
Item 3.       Legal Proceedings ...........................................    4
Item 4.       Submission of Matters to a Vote of Security Holders .........    4

PART II

Item 5.       Market for Registrant's Common Equity and Related
                Stockholder Matters .......................................    5
Item 6.       Selected Financial Data .....................................    6
Items 7/7A.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations: Critical Accounting Policies;
                and Quantitative and Qualitative Disclosures about Market
                Risk ......................................................    7
Item 8.       Financial Statements and Supplementary Data .................   20
Item 9.       Changes and Disagreements with Accountants on Accounting
                and Financial Disclosure ..................................   20

PART III

Item 10.      Directors and Executive Officers of the Registrant ..........   21
Item 11.      Executive Compensation ......................................    *
Item 12.      Security Ownership of Certain Beneficial Owners and
                Management ................................................    *
Item 13.      Certain Relationships and Related Transaction ...............    *
Item 14.      Controls and Disclosure .....................................   21

PART IV

Item 15.      Exhibits, Financial Statement Schedules and Reports
                on Form 8-K ...............................................   22
              Index to Financial Statements ...............................   22
              Index to Financial Statements Schedules .....................   22
              Exhibit Index ...............................................   22
Signatures ................................................................   24
Certifications of Senior Executive Officers ...............................   25
Management Report .........................................................  F-1
Independent Auditor's Report ..............................................  F-2
Consolidated Financial Statements .........................................  F-4
Notes to Consolidated Financial Statements ................................  F-8
----------
* The information called for by Items 10, 11, 12 and 13, to the extent not included in this document, is incorporated herein by reference to the information to be included under the captions "Election of Directors", "Management's Stock Ownership", "Director Compensation" and "Executive Compensation" in Omnicom's definitive proxy statement, which is expected to be filed by April 11, 2003.

                                     PART I

Introduction

      This report is both our 2002 annual report to shareholders and our 2002 annual report on Form 10-K required under federal securities laws.

      We are a holding company. Our business is conducted through subsidiaries. For simplicity, however, the terms "Omnicom", "we", "our" and "us" each refer to Omnicom Group Inc. and our subsidiaries unless the context indicates otherwise.

      Statements of our beliefs or expectations regarding future events are "forward-looking statements" within the meaning of the federal securities laws. These statements are subject to various risks and uncertainties, including as a result of the specific factors identified under the captions "Risks and Competitive Conditions" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 and 7 and elsewhere in this report. There can be no assurance that these beliefs or expectations will not change or be affected by actual future events.

1. Business

      Our Business: We are one of the largest marketing and corporate communications companies in the world. Our company was formed through a 1986 combination of three marketing and corporate communications networks, BBDO, Doyle Dane Bernbach and Needham Harper.

      Since then, we have grown our strategic holdings to over 1,500 subsidiary agencies operating in virtually all markets worldwide. Our agencies provide an extensive range of marketing and corporate communications services, including:

     advertising                                 investor relations
     brand consultancy                           marketing research
     crisis communications                       media planning and buying
     custom publishing                           multi-cultural marketing
     database management                         non-profit marketing
     digital and interactive marketing           organizational communications
     direct marketing                            package design
     directory advertising                       product placement
     entertainment marketing                     promotional marketing
     environmental design                        public affairs
     experiential marketing                      public relations
     field marketing                             real estate advertising and
     financial/corporate business-to-business      marketing
       advertising                               recruitment communications
     graphic arts                                reputation consulting
     healthcare communications                   retail marketing
     instore design                              sports and event marketing

      Marketing and corporate communications services are provided to clients through global, pan-regional and national independent agency brands. Our brands include:

     BBDO Worldwide                         Ketchum
     DDB Worldwide                          Ketchum Directory Advertising
     TBWA Worldwide                         KPR
     OMD Worldwide                          Lieber Levett Koenig Farese Babcock
     AWE                                    Lyons Lavey Nickel Swift
     Accel Healthcare                       M/A/R/C Research
     Adelphi Group                          Marketing Advantage
     Alcone Marketing Group                 MarketStar
     Anderson DDB                           Martin/Williams
     ARA Group                              Matthews Media Group
     Arnell Group                           Merkley Newman Harty & Partners
     atmosphere                             MicroMedia
     Auditoire                              Millsport
     BDDP & Fils                            Moss Dragoti
     Bernard Hodes Group                    National In-Store
     Brodeur Worldwide                      New Solutions
     Carlson and Partners                   Nouveau Monde
     Changing Our World                     Novus
     Clark & Weinstock                      Organic
     Claydon Heeley Jones Mason             Paris Venise Design
     Clemenger Communications Limited       Pentamark
     Cline, Davis & Mann                    PGC Advertising
     Cone                                   PhD
     Corbett Healthcare Group               Porter Novelli International
     CPM                                    Proximity Worldwide
     Davie-Brown                            Radiate Sports & Entertainment Group
     del Rivero Messianu                    Rapp Collins Worldwide
     Dieste, Harmel & Partners              Russ Reid Company
     Direct Partners                        Salesforce
     Doremus                                Screen
     Eden Communications Group              Sellbytel
     Eigen Fabrikaat                        Serino Coyne
     Element 79 Partners                    Spike DDB
     European Communication Consultants     Spot Plus
     FKGB                                   Staniforth
     Fame                                   Steiner Sports Marketing
     Fleishman-Hillard                      Targetbase
     Gavin Anderson & Company               TARGIS Healthcare Communications
     Generator                                Worldwide
     Goodby, Silverstein & Partners         Tequila
     Grizzard Communications                Textuel
     GSD&M                                  The Ant Farm
     Gutenberg On-Line                      The Designory
     Harrison & Star Business Group         The Marketing Arm
     Heye & Partner                         TicToc
     Horrow Sports Ventures                 TPG
     ICON                                   Tracy Locke Partnership
     Integrated Merchandising Services      The Promotion Network
     Integer Group                          Tribal DDB
     Interbrand                             U.S. Marketing & Promotions
     InterOne                               Washington Speakers Bureau
     InterScreen                            Wolff Olins
     Jump                                   Zimmerman & Partners Advertising
     Kaleidoscope


      The various components of our business and material factors that affected us in 2002 are discussed in our "Management's Discussion and Analysis of Financial Conditions and Results of Operations" of this report. None of our acquisitions in 2002, 2001 or 2000 were material to our consolidated financial position or results of operations. For information concerning our acquisitions, see note 2 to our consolidated financial statements on page F-11 of this report.

      Geographic Regions: Our total consolidated revenue is about evenly divided between U.S. and non-U.S. operations. For financial information concerning domestic and foreign operations and segment reporting, see note 5 to our consolidated financial statements at page F-15 of this report.

      Our Clients: We had over 5,000 clients in 2002, many of which were served by more than one of our agency brands. Our 10 largest and 200 largest clients in the aggregate accounted for 17.9% and 50.7%, respectively, of our 2002 consolidated revenue. Our largest client was served by 41 of our agency brands. This client accounted for 5.0% of our 2002 consolidated revenue. No other client accounted for more than 2.4% of our 2002 consolidated revenue.

      Our Employees: We employed approximately 57,600 people at December 31, 2002. We are not party to any significant collective bargaining agreements. See our management discussion and analysis beginning on page 7 of this report for a discussion of the effect of salary and service costs on our 2002 results of operations.

      Risks and Competitive Conditions: The marketing and corporate communications businesses which we are in are highly competitive. We face risks typical of marketing and corporate communications services companies and other services businesses generally, including risks arising out of geographical factors, changes in general and regional economic conditions, competitive factors, client communication requirements and the hiring and retention of key employees. In general, the financial and technological barriers to entry are low, with the key competitive considerations for keeping existing business and winning new business being the quality and effectiveness of the services offered, including our ability to efficiently provide our services to clients. While many of our client relationships are long-standing, companies often put their advertising, marketing services and public and corporate communications business up for competitive review from time to time. In addition, an important aspect of our competitiveness is our ability to retain key employees and management personnel.

      Our revenue is dependent upon the marketing and corporate communication requirements of our clients and tends to be lowest in the first and third quarters of the calendar year as a result of the post-holiday slowdown in client spending at the beginning of January and lower client spending in August primarily as a result of the vacation season. See our management discussion and analysis beginning on page 7 of this report for a discussion of the effect of market conditions and other factors on our 2002 results of operations.

      Directly or indirectly, government agencies and consumer groups have from time to time affected or attempted to affect the scope, content and manner of presentation of advertising and other marketing communications through regulations and other governmental action. We believe the total volume of advertising and marketing communications will not be materially affected by future legislation or regulation, although the scope, content and manner of presentation will likely continue to change.

      In addition, due to our international operations, we are subject to translation risk associated with currency fluctuations, exchange controls and political and other risks as discussed in our management discussion and analysis at pages 7 to 20 of this report. For financial information on our operations by geographic area, see note 5 to our consolidated financial statements at page F-15 of this report.

2. Properties

      We maintain office space in many major cities around the world. This space is primarily used for office and administrative purposes by our employees in performing professional services. Our principal corporate offices are at 437 Madison Avenue, New York and Greenwich, Connecticut. We also maintain executive offices in London, England.

      Our office space is utilized for performing professional services and is in suitable and well-maintained condition for our current operations. Substantially all of our office space is leased from third parties with varying expiration dates ranging from one to 19 years. Certain of our leases are subject to rent reviews under various escalation clauses and certain of our leases require our payment of various operating expenses, which may also be subject to escalation. Our consolidated rent expense was $311.3 million in 2002, $305.4 million in 2001 and $258.9 million in 2000, after reduction for rents received from subleases of $15.5 million, $8.0 million and $7.2 million, respectively. Our obligations for future minimum base rents under terms of non-cancelable real estate lease, reduced by rents to be received from existing non-cancelable subleases, and other operating leases, which include primarily office furniture and computer and technology equipment, are (in millions):

                                                       Net Rent
                                                       --------
                 2003 ..............................    $381.7
                 2004 ..............................     312.2
                 2005 ..............................     249.0
                 2006 ..............................     208.6
                 2007 ..............................     170.5
                 Thereafter ........................     825.3

      See note 10 to our consolidated financial statements on page F-21 of this report for a discussion of our lease commitments and our management discussion and analysis for the impact of leases on our operating expenses.

3. Legal Proceedings

      On June 13, 2002, a lawsuit was filed against us and certain of our senior executives in the federal court in the Southern District of New York on behalf of a purported class of purchasers of our common shares. The complaint alleges, among other things, that our press releases and SEC reports during the alleged class period contained materially false and misleading statements or omitted to state material information. In addition to the proceedings described above, a shareholder derivative action was filed on June 28, 2002 in New York state court in New York City by a plaintiff shareholder, purportedly on our behalf, alleging breaches of fiduciary duty, disclosure failures, abuse of control and gross mismanagement in connection with the formation of Seneca Investments LLC.

      Management presently expects to defend these cases vigorously. Currently, we are unable to determine the outcome of these cases and the effect on our financial position or results of operations. The outcome of any of these matters is inherently uncertain and may be affected by future events. Accordingly, there can be no assurance as to the ultimate effect of these matters.

      We are also involved from time to time in various legal proceedings in the ordinary course of business. We do not presently expect that these proceedings will have a material adverse effect on our consolidated financial position or results of operations.

      For additional information concerning our legal proceedings, including the class action and derivative action described above, see note 14 to our consolidated financial statements on page F-25 of this report, which is incorporated into this section by reference.

4. Submission of Matters to a Vote of Security Holders

      Our annual shareholders meeting has historically been held in the second quarter of the year. No matters were submitted to a vote of our shareholders during the last quarter of 2002.

                                     PART II

5. Market for Registrant's Common Equity and Related Stockholder Matters

      Our common shares are listed on the New York Stock Exchange under the symbol "OMC". On March 17, 2003, we had 3,777 holders of record of our common shares. The table below shows the range of quarterly high and low sales prices reported on the New York Stock Exchange Composite Tape for our common shares and the dividends paid per share for these periods.

                                                                  Dividends Paid
      Period                              High           Low        Per Share
      ------                              ----           ---      --------------
      Q1 2001.........................    $95.45       $76.69         $0.175
      Q2 2001.........................     98.20        78.00          0.200
      Q3 2001.........................     89.20        59.10          0.200
      Q4 2001.........................     90.69        61.25          0.200

      Q1 2002.........................    $96.30       $82.76         $0.200
      Q2 2002.........................     94.10        36.27          0.200
      Q3 2002.........................     65.61        38.54          0.200
      Q4 2002.........................     70.29        48.10          0.200

      Q1 2003*........................    $68.25       $46.50         $0.200

      * through March 17, 2003

6. Selected Financial Data

      The following selected financial data should be read in conjunction with our consolidated financial statements and related notes which begin on page F-1, as well as our management's discussion and analysis which begins on page 7 of this report.

                                              (Dollars in Thousands Except Per Share Amounts)
                                       --------------------------0------------------------------------
                                        2002          2001          2000          1999          1998
                                      --------      --------      --------      --------      --------
For the year:
   Revenue .......................   $ 7,536,299   $ 6,889,406   $ 6,154,230   $ 5,130,545   $ 4,290,946
   Operating Profit ..............     1,104,115       968,184       878,090       724,130       562,207
   Net Income ....................       643,459       503,142       498,795       362,882       278,845
   Income After Income Taxes .....       697,987       543,257       542,477       400,461       302,705
   Earnings per common share:
      Basic ......................          3.46          2.75          2.85          2.07          1.61
      Diluted ....................          3.44          2.70          2.73          2.01          1.57
   Dividends declared per common
     share .......................         0.800         0.775         0.700         0.625         0.525
At year end:
   Cash and short-term investments   $   695,881   $   516,999   $   576,539   $   600,949   $   717,391
   Total assets ..................    11,819,802    10,617,414     9,853,707     9,017,637     7,121,968
   Long-term obligations:
      Long-term debt .............       197,861       490,105     1,015,419       263,149       268,913
      Convertible notes ..........     1,747,037       850,000       229,968       448,483       448,497
      Deferred compensation and
        other liabilities ........       293,638       296,980       296,921       300,746       269,966


      As discussed in footnote 13 of the notes to our consolidated financial statements, as required by SFAS 142, beginning with our 2002 results, goodwill and other intangible assets that have indefinite lives due to a change in generally accepted accounting principles are not amortized. To make our results for each period more directly comparable, in the table that follows, we adjusted our historical results for periods prior to 2002 to eliminate goodwill amortization for all periods, as well as a non-recurring gain on the sale of Razorfish shares in 2000, and the related tax impacts.

                                           (Dollars in Thousands Except Per Share Amounts)
                                         --------------------------------------------------
                                         2002        2001        2000      1999        1998
                                         ----        ----        ----      ----        ----
As adjusted:
   Net Income .......................   $643,459   $503,142   $498,795   $362,882   $278,845
   Add-back goodwill amortization,
      net of income taxes ...........         --     83,065     76,518     66,490     54,112
   Less: gain on sale of Razorfish
      shares, net of income taxes ...         --         --     63,826         --         --
                                        --------   --------   --------   --------   --------
   Net Income, excluding goodwill
      amortization and Razorfish gain   $643,459   $586,207   $511,487   $429,372   $332,957
   Earnings per common share,
      excluding goodwill amortization
      and Razorfish gain
      Basic .........................        3.46      3.21       2.93       2.45       1.92
      Diluted .......................        3.44      3.13       2.80       2.36       1.87

7/7 A. Management's Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies; and Quantitative and Qualitative Information about Market Risk

      As discussed in footnote 13 of the notes to our consolidated financial statements, as required by SFAS 142, beginning with our 2002 results goodwill and other intangible assets that have indefinite lives due to a change in generally accepted accounting principles are not amortized. To make the discussion of periods comparable, 2001 and 2000 income statement information in the discussion that follows has been adjusted to eliminate goodwill amortization as presented in the following table and the table on page 11. In addition, certain reclassifications have been made to the 2001 and 2000 reported amounts to conform them to the 2002 presentation, including changing the income statement line item from "Salary and related costs" to a new category entitled "Salary and service costs", and reallocating certain items previously shown in "Office and general expenses" to this new category. We have regrouped certain direct service costs such as freelance labor, travel, entertainment, reproduction, client service costs and other expenses from "Office and general expenses" into "Salary and service costs" in order to better segregate the expense items between those that are more closely related to directly serving clients versus those expenses, such as facilities, overhead, depreciation and other administrative expenses, which in nature are not directly related to servicing clients.

      Furthermore, to provide better comparability period to period, in our Financial Results from Operations - 2001 Compared with 2000 starting on page 11, we have excluded the $63.8 million after-tax gain recorded in the year 2000 on sale of Razorfish shares.

Financial Results from Operations-- 2002 Compared with 2001

                                 (Dollars in Millions, except per share amounts)
                                                             2001
                                            ------------------------------------
Twelve Months Ended                            As        Goodwill        As
  December 31,                    2002      Reported   Amortization  Adjusted(a)
                                  ----      --------   ------------  -----------
Revenue .....................   $7,536.3    $6,889.4      $  --       $6,889.4
Operating expenses:
  Salary and service costs ..    4,952.9     4,420.9         --        4,420.9
  Office and general expenses    1,479.3     1,500.3       94.8        1,405.5
                                --------    --------      -----       --------
                                 6,432.2     5,921.2       94.8        5,826.4

Operating profit ............    1,104.1       968.2         --        1,063.0
Net interest expense:
  Interest expense ..........       45.5        90.9         --           90.9
  Interest income ...........      (15.0)      (18.1)        --          (18.1)
                                --------    --------      -----       --------
                                    30.5        72.8         --           72.8

Income before taxes .........    1,073.6       895.4       94.8          990.2
Income taxes ................      375.6       352.1       13.0          365.1
Income after income taxes ...      698.0       543.3       81.8          625.1
Equity in affiliates ........       13.8        12.6        2.8           15.4
Minority interests ..........      (68.3)      (52.8)      (1.5)         (54.3)
                                --------    --------      -----       --------
  Net income ................   $  643.5    $  503.1      $83.1       $  586.2
                                ========    ========      =====       ========
Net Income Per Common Share:
  Basic .....................   $   3.46    $   2.75        --        $   3.21
  Diluted ...................       3.44        2.70        --            3.13
Dividends Declared Per Common
  Share .....................   $  0.800    $  0.775        --        $  0.775

----------
   (a) Excludes amortization of goodwill and related tax impact.

      Revenue: Our 2002 consolidated worldwide revenue increased 9.4% to $7,536.3 million from $6,889.4 million in 2001. The effect of acquisitions, net of disposals, increased 2002 worldwide revenue by $362.5 million. Internal/organic growth increased worldwide revenue by $193.1 million, and foreign exchange impacts increased worldwide revenue by $91.3 million. The components of total 2002 revenue growth in the U.S. ("domestic") and the remainder of the world ("international") are summarized below ($ in millions):


                                                     Total                Domestic            International
                                             --------------------   --------------------   ------------------
                                                  $          %           $          %          $         %
                                              --------   --------    --------   --------   --------  --------
   December 31, 2001.....................     $6,889.4      --       $3,717.0      --      $3,172.4     --

   Components of Revenue Changes:

   Foreign exchange impact...............         91.3     1.3%                                91.3    2.9%
   Acquisitions..........................        362.5     5.3%         269.1     7.3%         93.4    2.9%
   Organic...............................        193.1     2.8%         298.5     8.0%       (105.4)  (3.4)%
                                              --------     ---        -------    ----      --------    ---
   December 31, 2002.....................     $7,536.3     9.4%      $4,284.6    15.3%     $3,251.7    2.4%
                                              ========     ===        =======    ====      ========    ===

      The components and percentages are calculated as follows:

      o The foreign exchange impact component shown in the table is calculated by first converting the current period's local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $7,445.0 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $7,536.3 million less $7,445.0 million for the Total column in the table).

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

      o The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $6,889.4 million for the Total column in the table).

      The components of revenue and revenue growth for 2002 compared to 2001, in our primary geographic markets are summarized below ($ in millions):

                                                 $ Revenue      % Growth
                                                 ---------      ---------
    United States ...........................    $4,284.6         15.3%
    Euro Markets ............................     1,458.6          3.2%
    United Kingdom ..........................       814.1          1.1%
    Other ...................................       979.0          2.7%
                                                 --------          ---
    Total ...................................    $7,536.3          9.4%
                                                 ========          ===

      As indicated, foreign exchange impacts increased our international revenue by $91.3 million for 2002. The most significant impacts resulted from the strengthening of the Euro and the British Pound against the U.S. dollar, as our operations in these markets represented approximately 70.0% of our international revenue. This was partially offset by the strengthening of the U.S. dollar against the Brazilian Real. Additional geographic information relating to our business is contained in note 5 to our consolidated financial statements at page F-15 of this report.

      The current geopolitical uncertainty combined with the prolonged weak economic conditions have created a challenging business climate. Management believes that the recent improvements reported by U.S. media companies are a positive sign. However, management also believes that the overall demand for advertising and other marketing and corporate communications services in the near term will continue to be more unpredictable as clients maintain caution until the current political tensions moderate.

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

      All of these factors affect the geographic and service mix of our business period to period. Further, any comparison of current period results to the prior year needs to be made in the context of the events of September 11, 2001, which had a significant adverse impact on our business in the third quarter of 2001. The adverse impact of September 11, 2001, was less significant in the fourth quarter of 2001 and management believes that the fourth quarter of 2001 also benefited from other short-term economic stimuli and delayed spending from the third quarter of 2001. The impact of these factors on our business and our 2002 and 2001 results of operations is more fully discussed below.

      Due to a variety of factors, in the normal course, our agencies both gain and lose business from clients each year. The net result in 2002 and historically each year for Omnicom as a whole, was an overall gain in new business. Due to our multiple independent agency structure and the breadth of our service offerings and geographic reach, our agencies have more than 5,000 active client relationships in the aggregate. Revenue from our single largest client in 2002 increased by 2.4%. This client represented 5.0% of worldwide revenue in 2002 and 5.4% in 2001 and no other client represented more than 2.5% in 2002 and 2001. Our ten largest and 200 largest clients represented 17.9% and 50.7% of our 2002 worldwide revenue, respectively and 17.0% and 48.0% of our 2001 worldwide revenue.

      Driven by clients' continuous demand for more effective and efficient branding activities, we strive to provide an extensive range of marketing and corporate communications services through various client centric networks that are organized to meet specific client objectives. These services include advertising, brand consultancy, crisis communications, custom publishing, database management, digital and interactive marketing, direct marketing, directory advertising, entertainment marketing, environmental design, experiential marketing, field marketing, financial/corporate business-to-business advertising, graphic arts, healthcare communications, instore design, investor relations, marketing research, media planning and buying, multi-cultural marketing, non-profit marketing, organizational communications, package design, product placement, promotional marketing, public affairs, public relations, real estate advertising and marketing, recruitment communications, reputation consulting, retail marketing and sports and event marketing. In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories: traditional media advertising, customer relationship management referred to as CRM, public relations and specialty communications.

      Traditional media advertising revenue represented 43.5%, or $3,276.4 million, of our worldwide revenue during 2002 as compared to 43.6%, or $3,006.3 million in 2001. The remainder of our 2002 revenue, 56.5%, or $4,259.9 million, was related to our other marketing and corporate communications services. The breakdown of this other revenue was CRM: 32.1%, or $2,421.8 million; specialty communications: 12.2%, or $917.1 million; and public relations: 12.2%, or $921.0 million. When compared to 2001, revenue in 2002 increased by $270.1 million, or 9.0% for traditional media advertising; by $300.8 million, or 14.2% for CRM; and by $137.1 million, or by 17.6%, for specialty communications; and decreased by $61.1 million, or 6.2%, for public relations.

      Operating Expenses: Our 2002 worldwide operating expense increased $605.8 million, or 10.4%, to $6,432.2 million from $5,826.4 million in 2001, as described below.

      Salary and service costs, which are comprised of direct service costs and salary related costs, increased by $532.0 million, or 12.0%, and represented 77.0% of total operating expenses in 2002 versus 75.9% in 2001. These expenses increased as a percentage of revenue to 65.7% in 2002 from 64.2% in 2001. Salaries and incentive compensation costs, which include bonuses, decreased as a percentage of revenue in 2002 primarily as a result of continuing efforts to align permanent staffing with current work levels on a location by location basis, as well as our attempts to increase the variability of our cost structure by relying more upon freelance labor for project work as necessary. This was offset by increased direct service costs resulting in, as mentioned above, greater utilization of freelance labor, changes in the mix of our revenues and increased severance related costs.

      Office and general expenses increased by $73.8 million, or 5.3%, in 2002. Office and general expenses represented 23.0% of our total operating costs in 2002 versus 24.1% in 2001. Additionally, as a percentage of revenue office and general expenses decreased in 2002 to 19.6% from 20.4%. This decrease was primarily the result of our efforts to better align costs with business levels on a location by location basis.

      For the foregoing reasons, our operating margin decreased to 14.7% in 2002, from 15.4% in 2001.

      Net Interest Expense: Our net interest expense decreased in 2002 to $30.5 million, as compared to $72.8 million in 2001. Our gross interest expense decreased by $45.4 million to $45.5 million. Of this decrease in gross interest expense, $12.4 million was attributable to the conversion of our $230.0 million aggregate principal amount 2 1/4% convertible notes in December of 2001. The balance of the reduction was attributable to generally lower short-term interest rates as compared to the prior year, the issuance in February 2001 of $850.0 million Liquid Yield Option notes as to which substantially all of the related debt issuance costs were amortized in prior periods and the issuance in March 2002 of the $900.0 million aggregate principal amount of Zero Coupon Zero Yield Convertible notes of which $530.0 million was used to reduce existing interest bearing bank debt thereby reducing interest expense. The reduction in gross interest expense was partially offset by increased daily average outstanding debt levels resulting from our repurchase of common stock in the first quarter of 2002.

      On February 3, 2003, we offered to pay holders of the Liquid Yield Option notes due in 2031, $30 per $1,000 principal amount of notes as an incentive to the holders not to exercise their put right. We paid $25.4 million to qualified noteholders on February 21, 2003. As a result, we expect interest expense to increase by $23.3 million in 2003 compared to 2002. In addition, depending on future market conditions, we may make a similar offer to holders of the Zero Coupon Zero Yield Convertible notes in July 2003. We cannot determine at this time if such an offer will be made or, if one is made, the amount that may be offered. If an offer is made and a payment results, our interest expense would further increase in the second-half of 2003 compared to 2002.

      See "Liquidity and Capital Resources" for a discussion of our indebtedness and related matters.

      Income Taxes: Our consolidated effective income tax rate was 35.0% in 2002 as compared to 36.9% (on an as adjusted basis) in 2001. This reduction reflects the realization of our ongoing focus on tax planning initiatives.

      Minority Interests: In 2002, minority interests increased to $68.3 million from $54.3 million in 2001. The increase was primarily due to increased earnings compared to 2001 in companies in which we do not own a 100% interest and an increase in the number of entities in which a minority interest is held.

      Earnings Per Share (EPS): For the foregoing reasons, our net income for 2002 increased by 9.8% to $643.5 million from $586.2 million in 2001 and our diluted EPS increased by 9.9% to $3.44 from $3.13. While our net income in 2002 was positively impacted by the conversion of the 2 1/4% Convertible Subordinated Debentures at the end of 2001, the conversion of these debentures were included in computing basic and diluted EPS in 2002 and diluted EPS in 2001.

Financial Results from Operations-- 2001 Compared with 2000

                                                       (Dollars in Millions, except per share amounts)
                                                                                    2000
                                                             ---------------------------------------------------
                                              As adjusted       As           Goodwill     Razorfish       As
Twelve Months Ended December 31,                2001(a)      Reported      Amortization     Gain      Adjusted(b)
                                              -----------    --------      ------------   ---------    ---------
Revenue ...................................    $6,889.4      $6,154.2         $  --         $  --      $6,154.2
Operating Expenses:
  Salary and service costs ................     4,420.9       3,847.7            --            --       3,847.7
  Office and general expenses .............     1,405.5       1,428.4          81.7            --       1,346.7
                                               --------      --------         -----         -----      --------
                                                5,826.4       5,276.1          81.7            --       5,194.4

Operating profit ..........................     1,063.0         878.1          81.7            --         959.8
Realized gain .............................          --         110.0            --         110.0            --
Net interest expense:
  Interest expense ........................        90.9         116.7            --            --         116.7
  Interest income .........................       (18.1)        (40.2)           --            --         (40.2)
                                               --------      --------         -----         -----      --------
                                                   72.8          76.5            --            --          76.5

Income before taxes .......................       990.2         911.6          81.7         110.0         883.3
Income taxes ..............................       365.1         369.1           5.7          46.2         328.6

Income after taxes ........................       625.1         542.5          76.0          63.8         554.7
Equity in affiliates ......................        15.4          10.9           1.9            --          12.8
Minority interests ........................       (54.3)        (54.6)         (1.4)           --         (56.0)
                                               --------      --------         -----         -----      --------
  Net income ..............................      $586.2        $498.8         $76.5         $63.8        $511.5
                                               ========      ========         =====         =====      ========

Net Income Per Common Share:

  Basic ...................................       $3.21         $2.85            --            --         $2.93
  Diluted .................................        3.13          2.73            --            --          2.80
Dividends Declared Per Common Share .......     $ 0.775       $ 0.700            --            --       $ 0.700

----------
(a)   As presented in our 2002 vs 2001 discussion on page 7 of this report.

(b) Excludes amortization of goodwill and gain on sale of Razorfish shares and their related tax impacts.

      Revenue: Our 2001 consolidated worldwide revenue increased 11.9% to $6,889.4 million from $6,154.2 million in 2000. The effect of acquisitions, net of disposals, increased 2001 worldwide revenue by $385.0 million. Internal/organic growth increased 2001 worldwide revenue by $524.2 million, and foreign exchange impacts decreased worldwide revenue by $174.0 million. The components of 2001 total revenue growth in the U.S. ("domestic") and the remainder of the world ("international") are summarized below ($ in millions):

                                                     Total                Domestic            International
                                             ---------------------  ---------------------  ------------------
                                                  $          %           $          %          $         %
                                             ----------  --------    ---------  --------   --------- --------
   December 31, 2000.....................     $6,154.2      --       $3,258.2      --      $2,896.0     --

   Components of Revenue Changes:
   Foreign exchange impact...............       (174.0)   (2.8)%                             (174.0)  (6.0)%
   Acquisitions..........................        385.0     6.3%         220.4     6.8%        164.6    5.7%
   Organic...............................        524.2     8.5%         238.4     7.3%        285.8    9.8%
                                              --------    -----      --------    -----     --------    ----
   December 31, 2001.....................     $6,889.4    11.9%      $3,717.0    14.1%     $3,172.4    9.5%
                                              ========    =====      ========    =====     ========    ====

      The components and percentages are calculated as follows:

      o The foreign exchange impact component shown in the table is calculated by first converting the current period's local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $7,063.4 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $6,889.4 million less $7,063.4 million for the Total column in the table).

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

      o The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $6,154.2 million for the Total column in the table).

      The components of revenue and revenue growth (declines), for 2001 compared to 2000, in our primary geographic markets are summarized below ($ in millions):

                                               $ Revenue      % Growth
                                               ---------      --------
      United States.........................    $3,717.0        14.1%
      Euro Markets..........................     1,413.8        10.0%
      United Kingdom........................       805.2        (0.1)%
      Other.................................       953.4        19.2%
                                                -------         ----
      Total.................................    $6,889.4        11.9%
                                                ========        ====

      As indicated, foreign exchange impacts reduced our international revenue by $174.0 million during the year, reducing our international growth by 6.0% and our overall growth by 2.8%. The most significant impacts came from the Euro and the British Pound as these markets represented 70.0% of our international operations. The effect of acquisitions, net of divestitures, increased our worldwide revenue by 6.3%, domestic revenue by 6.8% and international revenue by 5.7%. The balance of the increase in revenue represents net new business wins and additional revenue from expanding the scope of services provided to existing clients. Additional geographic information relating to our business is contained in note 5 to our consolidated financial statements at page F-15 of this report.

      In addition to expanding our client base, expanding the scope of services and the extension of additional services to clients, several market trends affected our business. These trends included clients increasingly expanding the focus of their brand strategies from a national market to the global market. And, in an effort to gain greater efficiency and effectiveness from their marketing dollars, clients required greater coordination of their traditional advertising and marketing activities and tended to concentrate these activities with a smaller number of service providers.

      Due to a variety of factors, including the trends mentioned above, in the normal course of business, our agencies both gain and lose clients each year. The net result in 2001 and historically each year for Omnicom as a whole, was an overall gain in new business. Due to our multiple independent agency structure and the breadth of our service offerings and geographic reach, our agencies have more than 5,000 active client relationships in the aggregate. Our single largest client in 2001 represented 5.4% of worldwide revenue and no other client represented more than 2.5%. Our ten largest and 200 largest clients represented 17.0% and 48.0% of our worldwide revenue, respectively.

      As previously stated, we monitor revenue across a broad range of disciplines and group them into the following four categories: traditional media advertising, customer relationship management ("CRM"), public relations and specialty communications. Traditional media advertising revenue represented 43.6%, or $3,006.3 million, of our worldwide revenue during 2001, as compared to 44.2%, or $2,718.9 million, in 2000. The remainder of our revenue, 56.4%, or $3,883.1 million, was related to our other marketing and corporate communications services. The breakdown of this other revenue was CRM: 30.8%, or $2,121.0 million; public relations: 14.3%, or $982.1 million; and specialty communications: 11.3%, or $779.9 million. When compared to 2000, revenue in 2001 increased by $287.4 million, or 10.6% for traditional media advertising; by $300.5 million, or 16.5% for CRM; by $40.5 million, or 4.3%, for public relations; and by $106.7 million, or by 15.9%, for specialty communications.

      September 11th and Market Conditions: The tragic events of September 11th adversely impacted our business. We experienced disruptions in client spending patterns related to the cancellation and postponement of activities. As a result, operating margins deteriorated during the third quarter of 2001. This decline occurred primarily because we had only a limited ability to adjust our cost structure in response to the sudden reduction in revenues.

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

      Operating Expenses: Our 2001 worldwide operating expense increased 12.2% to $5,826.4 million from $5,194.4 million in 2000.

      Salary and service costs, which are comprised of direct service costs and salary related costs, increased by $573.2 million, or 14.9%, and represents 75.9% of total operating expenses in 2001 versus 74.1% in 2000. These expenses increased as a percentage of revenue to 64.2% in 2001 from 62.5% in 2000. Salaries and incentive compensation costs decreased as a percentage of revenue in 2001 primarily as a result of continuing efforts to align staffing with current work levels on a location by location basis. This was off-set by increased direct service costs resulting primarily from increased severance related costs and greater utilization of freelance labor. In addition, as a result of the increase in our revenues, as well as changes in the mix of our revenues on a period-over-period basis, other direct costs increased as a percentage of revenue in 2001 compared to 2000.

      Office and general expenses increased by $58.8 million, or 4.4%, in 2001. Office and general expenses represented about 24.1% of our total operating costs in 2001 versus 25.9% in 2000. This decrease is primarily the result of our efforts to better align costs with business levels on a location by location basis.

      For the foregoing reasons, our operating margin decreased to 15.4% in 2001 from 15.6% in 2000.

      Net Interest Expense: Our net interest expense for 2001 decreased to $72.8 million from $76.5 million in 2000. Our gross interest expense decreased by $25.8 million to $90.9 million. This decrease resulted from the conversion of our 4 1/4% convertible subordinated debentures at the end of 2000 and the general lowering of short-term interest rates as the year progressed. These benefits were partially offset by increased borrowings used to fund acquisitions and stock repurchases completed during the year.

      Income Taxes: On an as adjusted basis, our consolidated effective income tax rate was 36.9% in 2001 as compared to 37.2% in 2000. This reduction reflects the initial realization of our recently implemented tax planning initiatives.

      Equity in Affiliates: In 2001, our equity in affiliates increased to $15.4 million from $12.8 million in 2000. The increase resulted from new acquisitions of affiliated companies and increased ownership of existing affiliated companies, partially offset by increased ownership in certain affiliates that resulted in their consolidation during the year and lower earnings of certain affiliates.

      Earnings Per Share (EPS): Our net income for 2001 increased by 14.6% to $586.2 million from $511.5 million in 2000 and our diluted EPS increased by 11.8% to $3.13 from $2.80. While our net income in 2001 was positively impacted by the conversion of the 4 1/4% Convertible Subordinated Debentures at the end of 2000, the shares associated with the conversion of these debentures were included in computing diluted EPS for both 2001 and 2000.

Critical Accounting Policies and New Accounting Pronouncements

      We are a holding company. Our business is conducted through more than 1,500 subsidiary agencies operating in more than 100 countries. Our agencies provide a broad range of marketing and corporate communications services to more the 5,000 clients representing nearly every industry sector.

      Critical Accounting Policies: We have prepared the following supplemental summary of accounting policies to assist in better understanding our financial statements and the related management discussion and analysis. Readers are encouraged to consider this supplement together with our consolidated financial statements and the related notes to our consolidated financial statements for a more complete understanding of accounting policies discussed below.

      Estimates: Readers are reminded that the preparation of our financial statements in conformity with generally accepted accounting principles, or "GAAP", requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including valuation allowances for receivables and deferred tax assets, accruals for bonus compensation and the disclosure of contingent liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during a reporting period. We evaluate these estimates on an ongoing basis and we base our estimates on historical experience, current conditions and various other assumptions we believe are reasonable under the circumstances. Actual results can differ from those estimates, and it is possible that the differences could be material.

      A fair value approach is used when evaluating cost based investments, which consist of ownership interests in non-public companies, to determine if an other than temporary impairment has occurred and in testing goodwill for impairment under SFAS 142. The primary approach utilized to determine fair values is a discounted cash flow methodology. When available and as appropriate, we also use comparative market multiples to supplement the discounted cash flow analysis. Numerous estimates and assumptions necessarily have to be made when completing a discounted cash flow valuation, including estimates and assumptions regarding interest rates, appropriate discount rates and capital structure. Additionally, estimates must be made regarding revenue growth, operating margins, tax rates, working capital requirements and capital expenditures. Estimates and assumptions also need to be made when determining the appropriate comparative market multiples to be used. Actual results of operations, cash flows and other factors used in a discounted cash flow valuation will likely differ from the estimates used and it is possible that differences and changes could be material. Additional information about valuation of cost based investments and impairment testing under SFAS 142, appears in notes 1 and 6, and 2 and 13, respectively to our consolidated financial statements.

      Revenue: Substantially all revenue is derived from fees for services. Additionally, we earn commissions based upon the placement of advertisements in various media. Revenue is realized when the service is performed, in accordance with terms of the arrangement with our clients, and upon completion of the earnings process, including when services are rendered, upon presentation date for media, when costs are incurred for radio and television production and when print production is completed and collection is reasonably assured.

      In the majority of our businesses we record revenue at the net amount retained when the fee or commission is earned. In the delivery of certain services to our clients, we incur costs on their behalf for which we are reimbursed. Substantially all of our reimbursed costs relate to purchases on behalf of our clients of media and production services. We normally have no latitude in establishing the reimbursement price for these expenses and invoice our clients for these expenses in an amount equal to the amount of costs incurred. These reimbursed costs, which are a multiple of our revenue, are significant. However, the majority of these costs are incurred on behalf of our largest clients and we have not historically experienced significant losses in connection with the reimbursement of these costs by clients.

      A small portion of our contractual arrangements with clients includes performance incentive provisions designed to link a portion of our revenue to our performance relative to both quantitative and qualitative goals. We recognize this portion of revenue when the specific quantitative goals are achieved, or when our performance against qualitative goals is determined by our clients. Additional information about revenue appears in note 1 to our consolidated financial statements on pages F-8 to F-11 of this report.

      Acquisitions and Goodwill: We have historically made and expect to continue to make selective acquisitions. In making acquisitions, the price we pay is determined by various factors, including service offerings, competitive position, reputation and geographic coverage, as well as our prior experience and judgment. The amount we paid for acquisitions, including cash, stock and assumption of net liabilities totaled $680.1 million in 2002 and $844.7 million in 2001.

      Our acquisition strategy is to continue to build upon the core capabilities of our various strategic business platforms and agency brands through the expansion of their service capabilities and/or their geographic reach. In executing our acquisition strategy, one of the primary drivers in identifying and executing a specific transaction is the existence of, or the ability to, expand our existing client relationships. As a result, a significant portion of an acquired company's revenues are often from clients that are already our clients. In addition, due to the nature of marketing services communications companies, the companies we acquire have minimal tangible and identifiable intangible net assets. Accordingly, a substantial portion of the purchase price is allocated to goodwill. Historically, goodwill and other identifiable intangibles have been amortized on a straight-line basis over a period not to exceed 40 years and have been written down if, and to the extent, they have been determined to be impaired. Beginning in 2002, and as required by SFAS 142, we are no longer amortizing goodwill and other intangible assets that have indefinite lives. However, we perform an annual impairment test in order to assess the reported value of the acquired intangibles.

      A summary of our contingent purchase price obligations, sometimes referred to as earn-outs, and obligations to purchase additional interests in certain subsidiary and affiliate companies is set forth on page 20 of this report. The contingent purchase price obligations and obligations to purchase additional interests in certain subsidiary and affiliate companies are based on future performance. Contingent purchase price obligations are accrued, in accordance with GAAP, when the contingency is resolved and payment is certain.

      Additional information about acquisitions and goodwill appears in notes 1 and 2 to our consolidated financial statements on pages F-10 and F-11 of this report and information about changes in GAAP relative to accounting for acquisitions and goodwill is described below in New Accounting Pronouncements and in note 13 to our consolidated financial statements at page F-23 of this report.

      Other Investments: Management continually monitors the value of its investments to determine whether an other than temporary impairment has occurred. A variety of factors are considered when making this determination including the fair value of the investment and the financial condition and prospects of the investee.

      At December 31, 2002, we held a non-voting, non-participating preferred stock interest in Seneca Investments LLC, a holding company with investments primarily in the e-services industry. Management believes that the fair value of our Seneca investment exceeded our carrying value at December 31, 2002 and that an other than temporary impairment has not occurred. The primary approach utilized to determine fair value is a discounted cash flow methodology. We also used comparative market multiples to supplement the discounted cash flow analysis. As part of the valuation process, management also hired an independent, third party valuation firm to perform a fair value analysis as of December 31, 2002. In addition, we considered the ability for Seneca to continue to conduct its operations as well as its financial prospects. Certain companies owned by Seneca have profitable operations and are leaders in their industry. We also consider our Seneca investment to be long-term and we have no current plans or intentions of disposing of our investment. Additional information about Seneca is contained in note 6 to our consolidated financial statements at pages F-15 to F-16 of this report.

      Employee Stock-based Compensation: We account for employee stock option grants in accordance with Accounting Principles Board Opinion 25 - Accounting for Stock Issued to Employees ("APB 25"). We issue stock option awards with an exercise price equal to the quoted market price on the grant date and therefore we do not record any expense in our statement of income. In accordance with SFAS No. 123, "Accounting for Stock Based Compensation" we have elected to make annual pro forma disclosures (see note 7 to our consolidated financial statements) of the effect of our reported net income and earnings per share as if we adopted the fair value method of accounting for stock options. The FASB is currently re-evaluating the accounting for stock-based compensation under APB 25 and SFAS 123 and whether to require that the theoretical fair value of employee stock options be treated as an expense. We are evaluating our current method of accounting for stock options and we are monitoring the FASB's consideration of the matter, which will include a review of the valuation and measurement concepts in SFAS 123. However, beginning in the first quarter of 2003, we will include the pro forma disclosure requirements of SFAS 123, as recently amended by SFAS 148, in all of our future interim financial statements. We will continue to monitor the developments at the FASB for future guidance in the area of accounting for stock-based compensation. The FASB has indicated that it expects to issue an exposure draft during 2003 that could become effective in 2004.

      New Accounting Pronouncements: Several new accounting pronouncements were issued recently and impact our financial statements as discussed below.

      SFAS 141 -- Business Combinations requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS 141 superseded Accounting Pronouncement Bulletin ("APB") Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001.

      SFAS 142 - Goodwill and Other Intangible Assets addresses the financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets. Effective January 1, 2002, we adopted SFAS 142, "Goodwill and Other Intangible Assets", and no longer amortize goodwill and other intangibles with indefinite lives. These assets are subject to periodic testing for impairments at least annually. Substantially all of our assets subject to the impairment test consisted of goodwill.

We completed the annual impairment test required by SFAS 142 in the second quarter of 2002 by comparing the fair value of our reporting units to their carrying values. We also reassessed the useful lives of other intangibles that are amortized. As of January 1, 2002, we concluded that the fair values of the reporting units exceeded the carrying values of the reporting units. Therefore, no impairment charge was recognized in 2002 and no changes were made to the useful lives of our intangibles. Additional information about SFAS 142 is contained in note 13 to our consolidated financial statements on page F-23 of this report.

      SFAS 144 -- Accounting for the Impairment or Disposal of Long-Lived Assets establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Effective January 1, 2002, the Company adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Adoption of SFAS 144 has not resulted in an impairment charge.

      SFAS 146 -- Accounting for Costs Associated with Exit or Disposal Activities requires costs associated with exit or disposal activities be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal costs that are initiated after December 31, 2002. We plan to adopt SFAS 146 effective January 1, 2003. The impact of SFAS 146 on our financial statements will depend on a variety of factors, including interpretative guidance from the FASB. However, we do not expect that the adoption will have a material impact on our consolidated results of operations or financial position.

      SFAS 148 -- Accounting for Stock-Based Compensation -- Transition and Disclosure --- An Amendment of FASB No. 123 was issued as an amendment to FASB No. 123, Accounting for Stock-Based Compensation and provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (in accordance with SFAS 123). We have applied the accounting provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and we have made the annual pro forma disclosures of the effect of adopting the fair value method of accounting for employee stock options and similar instruments as required by SFAS 123 and permitted under SFAS 148. SFAS 148 also requires pro forma disclosure to be provided on a quarterly basis. We will begin the quarterly disclosures for the first quarter of 2003 and will continue to closely monitor developments in the area of accounting for stock-based compensation.

      FASB Interpretation No. 45 -- Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others (FIN 45). FIN 45 sets forth the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. If the initial recognition and measurement issues were in effect at December 31, 2002, we would have recorded both an asset and a liability of an equal amount of $11.3 million related to certain real estate lease guarantees and letters of credit. Additional information appears in note 11 to our consolidated financial statements on pages F-21 and F-22 of this report.

      FASB Interpretation No. 46 -- Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in the FIN 46 and is based on the concept that companies that control another entity through interests, other than voting interests, should consolidate the controlled entity. The consolidation requirements apply immediately to FIN 46 interests held in variable interest entities created after January 31, 2003, and to interests held in variable interest entities that existed prior to February 1, 2003 and remain in existence as of July 1, 2003. Additionally, FIN 46 would require certain disclosure in our 2002 financial statements if it was reasonably possible that we will consolidate or disclose information about variable interest entities in existence as of July 1, 2003. The application of FIN 46 did not result in additional disclosure in our 2002 financial statements and is not expected to have a material impact on our 2003 consolidated results of operations or financial position.

      The Emerging Issues Task Force ("EITF") of the FASB also released interpretive guidance covering several topics that impact our financial statements. These topics include revenue arrangements with multiple deliverables (EITF 00-21), customer relationship intangible assets acquired (EITF 02-17) and vendor rebates (EITF 02-16). The application of this guidance did not have a material impact on our consolidated results of operations or financial position.

Liquidity and Capital Resources

      Liquidity: We had cash and cash equivalents totaling $667.0 million and $472.2 million and short-term investments totaling $28.9 million and $44.8 million at December 31, 2002 and 2001, respectively. Net cash provided by our operating activities was $1,000.6 million in 2002 compared to $775.6 million in 2001. Our operating cash flows in 2002 reflect net income and cash provided from decreases in prepaid expenses and other current assets and accounts receivable, partially offset by cash utilized due to a net decrease in accounts payable and other liabilities which include accruals for incentive compensation. At December 31, 2002 and 2001, our current liabilities exceeded our current assets by $1,202.5 million and $1,410.0 million respectively. This occurred primarily because accounts payable, which includes payables to vendors for media and other pass-through costs, were in excess of accounts receivable because we generally require payment from our clients before paying vendors for media, production costs and other pass-through expenditures.

      Net cash flows used in our investing activities in 2002 were $683.1 million, including $586.3 million used for acquisitions, net of cash acquired, and $117.2 million used for capital expenditures. Of the $586.3 million used for acquisitions and investments, $324.8 million related to acquisitions completed in prior years.

      Net cash flows used in our financing activities in 2002 were $119.8 million, including repayments of short-term borrowings of $127.7 million, repayments of long-term debt of $340.0 million, dividends paid to shareholders of $148.4 million and payments to repurchase stock of $371.7 million, offset by borrowings of $900.0 million.

      Capital Resources: We maintain two revolving credit facilities with two consortia of banks. On November 14, 2002, we entered into a new 3-year $800.0 million revolving credit facility which matures November 14, 2005. In addition, we entered into a new $1,025.0 million 364-day revolving credit facility which matures on November 13, 2003. These facilities replaced the existing facilities which were due to mature in the second quarter of 2003. The company is an active participant in the commercial paper market with a $1,500.0 million program. Each of our bank credit facilities mentioned above are available to provide credit support for issuances under this program. As of December 31, 2002, we had no borrowings outstanding under these credit facilities. The new facilities are substantially the same as the facilities they replaced. The 364-day facility continues to include a provision which allows the Company to convert all amounts outstanding at expiration of the facility into a one-year term loan. The consortium of banks under the 364-day credit facility consists of 19 banks for which Citibank N.A. acts as agent. Other significant lending institutions include JPMorgan Chase Bank, HSBC Bank USA, San Paolo IMI S.p.A., Barclays, Wachovia and Societe Generale. A similar consortium of 15 banks provides support under the 3-year revolving credit facility for which Citibank N.A. acts as administrative agent and ABN AMRO Bank acts as syndication agent. Other significant lending institutions include HSBC Bank USA, JPMorgan Chase Bank, Wachovia and Societe Generale. These facilities provide us with the ability to classify up to $1,825.0 million of our borrowings due within one year as long-term debt, as it is our intention to keep the borrowings outstanding on a long-term basis.

      During 2002, we issued $32.8 billion of commercial paper and we redeemed $33.1 billion. The average term of the commercial paper issued was 5.6 days. At December 31, 2002, the Company had no commercial paper outstanding.

      We had short-term bank loans of $50.4 million at December 31, 2002, primarily comprised of bank overdrafts by our international subsidiaries which are treated as unsecured loans pursuant to the subsidiaries' bank agreements.

      At December 31, 2002, we had a total of $1,750.0 million aggregate principal amount of convertible notes outstanding, including $850.0 million Liquid Yield Option 30-year notes, which were issued in February 2001, and $900.0 million Zero Coupon Zero Yield 30-year notes, which were issued in March 2002. The holders of our Liquid Yield Option notes have the right to cause us to repurchase up to the entire aggregate face amount of the notes then outstanding for par value in February of each year and the holders of our Zero Coupon Zero Yield notes have the right to cause us to repurchase up to the entire aggregate face amount of the notes then outstanding for par value in August of each year. These notes are convertible, at a specified ratio, only upon the occurrence of certain events, including if our common shares trade above certain levels, if we effect extraordinary transactions or if our long-term debt ratings are downgraded by at least three notches from their December 31, 2002 level of A to BBB or lower by Standard & Poor's Ratings Services, or from their December 31, 2002 level of A3 to Baa3 or lower by Moody's Investors Services, Inc. The notes are convertible at the specified ratio if our long-term debt ratings are downgraded by at least two notches from their March 14, 2003 level of A- to BBB or lower by Standard & Poor's Investors Services, Inc., and Baa1 to Baa3 or lower by Moody's Investors Services, Inc. These events would not, however, result in an adjustment of the number of shares issuable upon conversion. On February 3, 2003, we offered to pay holders of the Liquid Yield Option notes due in 2031, $30 in cash per $1,000 principal amount of notes. On February 7, 2003, we repurchased for cash, $2.9 million of these notes from holders who tendered their notes in lieu of the cash payment, reducing the outstanding aggregate face amount of the Liquid Yield Option notes to $847.0 million. We paid $25.4 million to qualified noteholders on February 21, 2003. Additional information about the notes appears in notes 4 and 15 to our consolidated financial statements on pages F-13 to F-25 of this report.

      At December 31, 2002, we had approximately $160.0 million of Euro-denominated bonds outstanding. The bonds pay a fixed rate of 5.2% to maturity in June 2005. The bonds serve as a hedge of our investment in Euro-denominated net assets. While an increase in the value of the euro against the dollar will result in a greater liability for interest and principal, there will be a corresponding increase in the dollar value of our euro-denominated net assets.

      Below is a summary of our debt position as of December 31, 2002 ($ in millions):

         Debt:
           Bank loans (due in less than 1 year)................  $   50.4
           $800.0 Million Revolver-- due November 14, 2005.....        --
           Commercial paper issued under 364-day Facility .....        --
           5.20% Euro notes-- due June 24, 2005................     160.0
           Convertible notes-- due February 7, 2031............     850.0
           Convertible notes-- due July 31, 2032...............     900.0
           Loan notes and sundry-- various through 2012........      70.1
                                                                 --------
           Total Debt..........................................  $2,030.5
                                                                 ========

      On December 31, 2001, we redeemed our 2 1/4% Convertible Subordinate Debentures, which had a scheduled maturity in 2013. The debentures were convertible into 4.6 million common shares. Prior to redemption, substantially all of the bondholders exercised their conversion rights.

      We believe that our operating cash flow combined with our available lines of credit and our access to the capital markets are sufficient to support our foreseeable cash requirements, including working capital, capital expenditures, dividends and acquisitions.

      Additional information about our indebtedness is included in notes 3 and 4 of our consolidated financial statements at pages F-12 to F-14 of this report.

Quantitative and Qualitative Disclosures Regarding Market Risk

      Our results of operations are subject to the risk of currency exchange rate fluctuations related to our international operations. Our net income is subject to risk from the translation of the revenue and expenses of our foreign operations, which are generally denominated in the local currency. The effects of currency exchange rate fluctuation on our results of operations are discussed on pages F-22 and F-23 of this report. We do not hedge these exposures against the U.S. dollar in the normal course of our business. We do, however, conduct global treasury operations to improve liquidity and manage third party interest expense centrally. As an integral part of these operations, we enter into short-term forward foreign exchange contracts to hedge intercompany cash movements between subsidiaries operating in different currency markets. To the extent that our treasury centers require liquidity, they can access local currency lines of credit, our committed bank facilities or dollar-denominated commercial paper. A foreign treasury center borrowing dollar-denominated commercial paper will enter into a short-term foreign exchange contract to hedge its position. Outside of major markets, our subsidiaries generally borrow funds directly in their local currency. In addition, we periodically enter into cross-currency interest rate swaps to hedge our net yen investments. While our agencies conduct business in more than 70 different currencies, our major non-U.S. currency markets are the European Monetary Union (EMU), the United Kingdom, Japan, Brazil and Canada.

      At December 31, 2002, we had foreign exchange contracts outstanding with an aggregate notional principal of $791.7 million, most of which were denominated in our major international market currencies. Additionally, at December 31, 2002, we had several cross-currency interest rate swaps in place with an aggregate notional principal amount of 19,100 million Yen maturing in 2005. See note 12 to our consolidated financial statements at pages F-22 to F-23 of this report for information about the fair value of each type of derivative instrument.

      The forward foreign exchange and swap contracts discussed above are subject to counterparty risk. Counterparty risk is the capacity of a counterparty to meet its obligations upon settlement. To mitigate counterparty risk, we only enter into contracts with major well-known banks and financial institutions that have credit ratings at least equal to our own.

      These hedging activities are limited in volume and confined to risk management activities related to our international operations. We have established a centralized reporting system to evaluate the effects of changes in interest rates, currency exchange rates and other relevant market risks. We periodically determine the potential loss from market risk by performing a value-at-risk computation. Value-at-risk analysis is a statistical model that utilizes historic currency exchange and interest rate data to measure the potential impact on future earnings of our existing portfolio of derivative financial instruments. The value-at-risk analysis we performed on our December 31, 2002 portfolio of derivative financial instruments indicated that the risk of loss was immaterial. This overall system is designed to enable us to initiate remedial action, if appropriate.

      We maintain two revolving credit facilities aggregating $1,825.0 million with two consortia of banks. We are an active participant in the commercial paper market with a $1,500.0 million program. Our bank credit facilities mentioned above are available to provide credit support for issuances under this program.

      The majority of our long-term debt consists of convertible notes. The holders of these convertible notes have the annual right to cause us to repurchase up to the entire aggregate face amount. We may offer the holders of our notes a cash payment to induce them to not put the notes to us in advance of an annual put date. As a result, our interest expense could increase based on market factors at the time. On February 3, 2003, we offered to pay holders of the Liquid Yield Option notes due in 2031, $30 per $1,000 principal amount as an incentive to the holders not to exercise their put right. In addition, on February 7, 2003, we repurchased for cash, notes from holders who tendered their notes for $2.9 million, reducing the outstanding amount of the Liquid Yield Option notes due 2031 to $847.0 million.

      We enter into numerous contractual and commercial undertakings in the normal course of our business. The following table summarizes information about certain of our obligations as of December 31, 2002. The table should be read together with note 3 (bank loans and lines of credit), note 4 (long-term debt and convertible notes), note 10 (commitments and contingent liabilities), note 11 (fair value of financial instruments) and note 12 (financial instruments and market risk) to our consolidated financial statements at pages F-8 to F-25 of this report.

                                              Due in           Due in              Due
                                            Less than 1        1 to 5            after 5           Total
                                               Year             Years             Years             Due
                                             ---------        ---------         ---------        ---------
Contractual Obligations at
  December 31, 2002                                                  (in millions)
Long-term debt...........................      $ 32.4          $  197.9         $     --          $  230.3
Convertible notes........................         2.9                --          1,747.0           1,749.9
Lease obligations........................       381.7             940.2            825.3           2,147.2
                                               ------          --------         --------          --------
Total....................................      $417.0          $1,138.1         $2,572.3          $4,125.4
                                               ======          ========         ========          ========


                                              Due in           Due in              Due
                                            Less than 1        1 to 5            after 5           Total
                                               Year             Years             Years             Due
                                             ---------        ---------         ---------        ---------
Other Commercial Commitments at
  December 31, 2002                                                  (in millions)
Lines of Credit..........................      $ --              $ --             $ --             $ --
Guarantees and letters of credit.........       3.3               7.1              0.9              11.3
                                               ----              ----             ----             -----
Total....................................      $3.3              $7.1             $0.9             $11.3
                                               ====              ====             ====             =====

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

Contingent Acquisition Obligations

      Certain of our acquisitions are structured with additional contingent purchase price obligations. We utilize contingent purchase price structures in an effort to minimize the risk to the Company associated with potential future negative changes in the performance of the acquired entity. We estimate that the amount of future contingent purchase price payments, assuming that the acquired businesses perform over the relevant future periods at their current profit levels, that we will be required to make for prior acquisitions is $471.3 million as of December 31, 2002. The ultimate amounts payable are dependent upon future results, are subject to changes in foreign currency exchange rates and, in accordance with GAAP, we have not recorded a liability for these items on our balance sheet. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. These obligations change from period to period as a result of payments made during the current period, changes in the previous estimate of the acquired entities' performance and changes in foreign currency exchange rates. These differences could be material. We estimate these contingent purchase price obligations as of December 31, 2002, on an annual basis, are as follows:

                                ($ in millions)
        ------------------------------------------------------------------------
                                                            There-
        2003         2004         2005          2006        after         Total
       -------      -------      -------       -------     -------       -------
       $220.3       $121.1        $82.1         $29.2       $18.6        $471.3

      In addition, owners of interests in certain of our subsidiaries or affiliates have the right in certain circumstances to require us to purchase additional ownership stakes in these subsidiaries or affiliates which we estimate, assuming that the subsidiaries and affiliates perform over the relevant periods at their current profit levels, could require us in future periods to pay an additional aggregate of $234.5 million, $134.4 million of which are currently exercisable. The ultimate amount payable in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. The actual amounts that we pay are likely to be different from these estimates. These differences could be material. We estimate the obligations that exist for these agreements as of December 31, 2002 are as follows:

                                                     ($ in millions)
                                         ---------------------------------------
                                          Currently   Not Currently
                                         Exercisable   Exercisable       Total
                                         ----------    ----------       --------
     ($ in millions)
Subsidiary agencies ...............       $  115.4       $   94.0       $  209.4
Affiliated agencies ...............           19.0            6.1           25.1
                                          --------       --------       --------
Total .............................       $  134.4       $  100.1       $  234.5
                                          ========       ========       ========

      If these rights are exercised, there would likely be an increase in our net income as a result of our increased ownership and the reduction of minority interest expense.

8. Financial Statements and Supplementary Data

      Our financial statements and supplementary data are included at the end of this report beginning on page F-1 of this report. See the index appearing on page 22 of this report.

9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

10. Executive Officers

      The executive officers of Omnicom Group Inc. as of March 15, 2003 are:

           Name                               Position                     Age
           ----                               --------                     ---
Bruce Crawford.............  Chairman                                      74
John D. Wren...............  President and Chief Executive Officer         50
Philip J. Angelastro.......  Senior Vice President of Finance and
                                Controller                                 38
Jean-Marie Dru.............  President and Chief Executive Officer
                                of TBWA Worldwide                          56
Thomas L. Harrison.........  Chairman and Chief Executive Officer of
                                Diversified Agency Services                55
Peter Mead.................  Vice Chairman                                 63
Keith L. Reinhard..........  Chairman of DDB Worldwide                     68
Allen Rosenshine...........  Chairman and Chief Executive Officer of
                                BBDO Worldwide                             64
Barry J. Wagner............  Secretary and General Counsel                 62
Randall J. Weisenburger....  Executive Vice President and Chief
                                Financial Officer                          44

      All of the executive officers have held their present positions at Omnicom for at least five years except as specified below.

      Philip Angelastro was promoted to Senior Vice President of Finance in January 2002 and was made Controller on February 1, 1999. Mr. Angelastro joined the Company in June 1997 as Vice President of Finance of Diversified Agency Services after being a Partner at Coopers & Lybrand LLP.

      Jean-Marie Dru was appointed President and Chief Executive Officer of TBWA Worldwide in March 2001. He had previously been President International of TBWA Worldwide. Mr. Dru was co-founder and Chairman of BDDP Group, which merged with TBWA in 1998.

      Thomas Harrison has served as Chairman and Chief Executive Officer of Diversified Agency Services since May 1998, having previously served as its President since February 1997. He also has served as Chairman of the Diversified Healthcare Communications Group since its formation in 1994.

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

      Additional information about our directors and executive officers appears under the captions "Election of Directors", "Management's Stock Ownership", "Director Compensation" and "Executive Compensation" in our 2003 proxy statement.

14. Controls and Disclosure

      We maintain disclosure controls and procedures designed to ensure that information required to be included in our SEC reports is recorded, analyzed and reported within applicable time periods. During the 90-day period prior to the filing of this report, we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that they believe that our disclosure controls and procedures are effective to ensure recording, analysis and reporting of information required to be included in our SEC reports on a timely basis. There have been no significant changes in our internal controls or others factors that could be reasonably expected to significantly affect the effectiveness of these controls since that evaluation was completed.

                                     PART IV

15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements:                                                Page
                                                                            ----
       Management Report ................................................   F-1
       Report of Independent Public Accountants .........................   F-2
       Consolidated Statements of Income for the Three Years Ended
          December 31, 2002 .............................................   F-3
       Consolidated Balance Sheets at December 31, 2002 and 2001 ........   F-4
       Consolidated Statements of Shareholders' Equity for the Three
          Years Ended December 31, 2002 .................................   F-5
       Consolidated Statements of Cash Flows for the Three Years Ended
          December 31, 2002 .............................................   F-6
       Notes to Consolidated Financial Statements .......................   F-7
       Quarterly Results of Operations (Unaudited) ......................   F-26

(a)(2) Financial Statement Schedules:
       Schedule II - Valuation and Qualifying Accounts (for the three
          years ended December 31, 2002) ................................   S-1
       All other schedules are omitted because they are not applicable.

(a)(3) Exhibits:

       Exhibit
       Numbers       Description
       -------       -----------
       (3)(i)        Certificate of Incorporation (Exhibit 4.1 to our
                     Registration Statement No. 333-46303 and incorporated by reference).

         (ii) Amendment to Certificate of Incorporation (Exhibit A to our Proxy Statement filed on April 11, 2000 ("2000 Proxy Statement") and incorporated by reference).

         (iii) By-laws (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1987).

       4.1 Fiscal Agency Agreement, dated June 24, 1998, in connection with our issuance of 1,000,000,000 5.20% Notes due 2005 (the "5.20% Notes") (Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (the "6-30-98 10-Q") and incorporated herein by reference).

       4.2 Subscription Agreement, dated June 22, 1998, in connection with our issuance of the 5.20% notes (Exhibit 4.2 to our 6-30-98 10-Q and incorporated by reference).

       4.3 Deed of Covenant, dated June 24, 1998, in connection with our issuance of the 5.20% notes (Exhibit 4.3 to the 6-30-98 10-Q and incorporated by reference).

       4.4 Indenture, dated February 7, 2001, between JPMorgan Chase Manhattan Bank, as trustee, and us in connection with our issuance of $850,000,000 Liquid Yield Option notes due 2031 (Exhibit 4.1 to our Registration Statement on Form S-3 (Registration Statement No. 333-55386 and incorporated by reference).

       4.5           Form of Liquid Yield Option notes due 2031 (included in
                     Exhibit 4.4 above).

       4.6 Indenture, dated March 6, 2002, between JPMorgan Chase Bank as trustee and us in connection with our issuance of $900,000,000 Zero Coupon Zero Yield Convertible notes due 2032 (Exhibit 4.6 to our Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated by reference).

       4.7 Form of Zero Coupon Zero Yield Convertible notes due 2032 (included in Exhibit 4.6).

      10.1 $800,000,000 Credit Agreement, dated November 14, 2002, among Omnicom Finance Inc., Omnicom Capital Inc., Omnicom Finance PLC, Omnicom Group Inc., Salomon Smith Barney Inc. and ABN AMRO Incorporated, as lead arrangers for the institutions party thereto.

      10.2 364-Credit Agreement, dated November 14, 2002, among Omnicom Finance Inc., Omnicom Capital Inc., Omnicom Finance PLC, the financial institutions party thereto, Citibank, N.A., as Administrative Agent and Salomon Smith Barney Inc., as Lead Arranger, ABN AMRO Bank N.V., as syndication agent, HSBC Bank USA, Wachovia Bank, National Association and Societe Generale, as documentation agents.

      10.3 List of Contents of Exhibits to the $800,000,000 Credit Agreement dated November 14, 2002.

      10.4 List of Contents of Exhibits to the 364-Day Credit Agreement, dated November 14, 2002.

      10.5 Guaranty, dated November 14, 2002, made by Omnicom Group Inc. for the $800,000,000 Credit Agreement.

      10.6 Guaranty, dated November 14, 2002, made by Omnicom Group Inc. for the 364-Day Credit Agreement.

      10.7 Amended and Restated 1998 Incentive Compensation Plan (Exhibit B to our 2000 Proxy Statement and incorporated by reference).

      10.8           Restricted Stock Plan for Non-employee Directors (Exhibit
                     10.10 to our Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated by reference).

      10.9 Standard form of our Executive Salary Continuation Plan Agreement (Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated by reference).

      10.10 Standard form of the Director Indemnification Agreement (Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated by reference).

      10.11 Severance Agreement, dated July 6, 1993, between Keith Reinhard and DDB Worldwide Communications Group, Inc. (Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated by reference).

      10.12 Long-Term Shareholder Value Plan, dated March 19, 2002 (Exhibit 4.4 to our Registration Statement on Form S-8 No. 333-84498 and incorporated by reference).

      10.13 Executive Salary Continuation Plan Agreement - Thomas Harrison (Exhibit 10.7A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the "6-30-02 10-Q") and incorporated by reference).

      10.14 Executive Salary Continuation Plan Agreement - Peter Mead (Exhibit 10.7B to our 6-30-02 10-Q and incorporated by reference).

      10.15          Executive Salary Continuation Plan Agreement - Keith L.
                     Reinhard (Exhibit 10.7C to our 6-30-02 10-Q and incorporated by reference).

      10.16 Executive Salary Continuation Plan Severance Compensation Agreement - Allen Rosenshine (Exhibit 10.7D to our 6-30-02 10-Q and incorporated by reference).

      10.17 Executive Salary Continuation Plan Agreement - John Wren (Exhibit 10.7E to our 6-30-02 10-Q and incorporated by reference).

      10.18 Employment Agreement, Executive Salary Continuation Plan Agreement and Note - Michael Greenlees (Exhibit 10.7F to our 6-30-02 10-Q and incorporated by reference).

      10.19          Equity Incentive Plan, dated May 22, 2002.

      21.1           Subsidiaries of the Registrant.

      23.1           Consent of KPMG LLP.

      24.1           Powers of Attorney from Leonard S. Coleman, Jr., Errol M.
                     Cook, Bruce Crawford, Susan S. Denison, Michael A. Henning, John R. Murphy, John R. Purcell, Linda Johnson Rice and Gary L. Roubos.

      99.1           Certification of Annual Report on Form 10-K.

(b)   Reports on Form 8-K

       On October 29, 2002, we filed a Current Report on Form 8-K to file under
Item 5 our third quarter earnings release and to furnish under Item 9 (Regulation FD Disclosure) the text of materials used in our investor presentation.

       On December 31, 2002, we filed a Current Report on Form 8-K describing under Item 9 changes to the Board of Directors effective December 31, 2002.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OMNICOM GROUP INC.

March 26, 2003

                                      By: /s/ RANDALL J. WEISENBURGER
                                          --------------------------------------
                                                     Randall J. Weisenburger
                                                  Executive Vice President and
                                                     Chief Financial Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                         Title                     Date
           ---------                         -----                     ----

     /s/ BRUCE CRAWFORD*             Chairman and Director        March 26, 2003
----------------------------
      (Bruce Crawford)

      /s/ JOHN D. WREN              Chief Executive Officer       March 26, 2003
----------------------------      and President and Director
       (John D. Wren)

 /s/ RANDALL J. WEISENBURGER     Executive Vice President and     March 26, 2003
----------------------------        Chief Financial Officer
  (Randall J. Weisenburger)

  /s/ PHILIP J. ANGELASTRO   Senior Vice President and Controller March 26, 2003
----------------------------    (Principal Accounting Officer)
   (Philip J. Angelastro)

                                            Director
----------------------------
   (Robert Charles Clark)

/s/ LEONARD S. COLEMAN, JR.*                Director              March 26, 2003
----------------------------
  (Leonard S. Coleman, Jr.)

     /s/ ERROL M. COOK*                     Director              March 26, 2003
----------------------------
       (Errol M. Cook)

    /s/ SUSAN S. DENISON*                   Director              March 26, 2003
----------------------------
     (Susan S. Denison)

   /s/ MICHAEL A. HENNING*                  Director              March 26, 2003
----------------------------
    (Michael A. Henning)

     /s/ JOHN R. MURPHY*                    Director              March 26, 2003
----------------------------
      (John R. Murphy)

    /s/ JOHN R. PURCELL*                    Director              March 26, 2003
----------------------------
      (John R. Purcell)

   /s/ LINDA JOHNSON RICE*                  Director              March 26, 2003
----------------------------
    (Linda Johnson Rice)

     /s/ GARY L. ROUBOS*                    Director              March 26, 2003
----------------------------
      (Gary L. Roubos)


       The undersigned, by signing his name below, does hereby sign this report pursuant to powers of attorney signed by the persons identified by asterisks above.

                                        By:       /s/ BARRY J. WAGNER
                                           ----------------------------------
                                                  (Barry J. Wagner,
                                                  Attorney-in-fact)

                                  CERTIFICATION

I, John D. Wren, certify that:

      1.    I have reviewed this annual report on Form 10-K of Omnicom Group
            Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003                             /s/ JOHN D. WREN
                                      ----------------------------------------
                                                    John D. Wren
                                       Chief Executive Officer and President

CERTIFICATION

I, Randall J. Weisenburger, certify that:

      1.    I have reviewed this annual report on Form 10-K of Omnicom Group
            Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:March 26, 2003                            /s/ RANDALL J. WEISENBURGER
                                           ------------------------------------
                                                 Randall J. Weisenburger
                                              Executive Vice President and
                                                 Chief Financial Officer

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

      Omnicom's Audit Committee meets periodically with representatives of financial management, internal audit and the independent public accountants as part of its oversight functions. To aid in ensuring independence, the Audit Committee communicates directly and separately with the independent public accountants, internal audit and financial management to discuss their respective activities.

           /s/ JOHN D. WREN                       /s/ RANDALL J. WEISENBURGER
---------------------------------------        ---------------------------------
             John D. Wren                           Randall J. Weisenburger
 Chief Executive Officer and President            Executive Vice President and
                                                    Chief Financial Officer

February 21, 2003

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
  Shareholders of Omnicom Group Inc.:

      We have audited the accompanying consolidated balance sheet of Omnicom Group Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the related 2002 financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of Omnicom Group Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The consolidated financial statements and related financial statement schedules of Omnicom Group Inc. and subsidiaries as of December 31, 2001 and 2000 and for the years then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and related financial statement schedules in their report dated February 18, 2002 (except with respect to the matter discussed in Note 14, as to which the date is March 20, 2002).

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omnicom Group Inc. and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2002 financial statement schedule on page S-1, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 13 to the consolidated financial statements, Omnicom Group Inc. changed its method of accounting for goodwill and other intangibles in 2002.

                                                                    /s/ KPMG LLP

New York, New York
February 21, 2003

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omnicom Group Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

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

                                                             ARTHUR ANDERSEN LLP

New York, New York
February 18, 2002 (except with respect to the matter discussed in Note 14, as to which the date is March 20, 2002)

THIS IS A COPY OF A REPORT ISSUED BY ARTHUR ANDERSEN LLP, OUR FORMER INDEPENDENT AUDITORS, AS OF THE DATES INDICATED ABOVE, AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP SINCE THOSE DATES.

                       OMNICOM GROUP INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                       Years Ended December 31,
                                                         (Dollars in Thousands
                                                        Except Per Share Data)
                                            --------------------------------------------
                                               2002            2001              2000
REVENUE .................................   $ 7,536,299    $ 6,889,406       $ 6,154,230

OPERATING EXPENSES:
   Salary and service costs .............     4,952,929      4,420,929         3,847,765
   Office and general expenses ..........     1,479,255      1,500,293         1,428,375
                                            -----------    -----------       -----------
                                              6,432,184      5,921,222         5,276,140
                                            -----------    -----------       -----------
OPERATING PROFIT ........................     1,104,115        968,184           878,090

REALIZED GAIN ON SALE OF RAZORFISH SHARES            --             --           110,044

NET INTEREST EXPENSE:
   Interest expense .....................        45,509         90,922           116,681
   Interest income ......................       (15,017)       (18,123)          (40,164)
                                            -----------    -----------       -----------
                                                 30,492         72,799            76,517
                                            -----------    -----------       -----------
INCOME BEFORE INCOME TAXES ..............     1,073,623        895,385           911,617

INCOME TAXES ............................       375,637        352,128           369,140
                                            -----------    -----------       -----------
INCOME AFTER INCOME TAXES ...............       697,986        543,257           542,477

EQUITY IN AFFILIATES ....................        13,811         12,667            10,914

MINORITY INTERESTS ......................       (68,338)       (52,782)          (54,596)
                                            -----------    -----------       -----------
NET INCOME ..............................   $   643,459    $   503,142       $   498,795
                                            ===========    ===========       ===========

NET INCOME PER COMMON SHARE:
   Basic ................................   $      3.46    $      2.75(a)    $      2.85(a)
   Diluted ..............................   $      3.44    $      2.70(a)    $      2.73(a)

----------
(a)   Years Ended December 31, 2001 and 2000, adjusted to exclude goodwill amortization:

Adjusted Net Income                                        $   586,208       $   575,313

Adjusted Net Income Per Common Share - basic               $      3.21       $      3.30
Adjusted Net Income Per Common Share - diluted             $      3.13       $      3.13

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                      OMNICOM GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,
                                                                                    (Dollars in Thousands)
                                                                                ----------------------------
                                                                                    2002            2001
                                                                                ------------    ------------
                                  A S S E T S
CURRENT ASSETS:
   Cash and cash equivalents ................................................   $    666,951    $    472,151
   Short-term investments at market, which approximates cost ................         28,930          44,848
   Accounts receivable, less allowance for doubtful accounts
      of $75,575 and $79,183 ................................................      3,966,550       3,720,790
   Billable production orders in process, at cost ...........................        371,816         382,750
   Prepaid expenses and other current assets ................................        602,819         613,285
                                                                                ------------    ------------
   Total Current Assets .....................................................      5,637,066       5,233,824
                                                                                ------------    ------------
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost, less
   accumulated depreciation and amortization of $717,294 and $611,756 .......        557,735         537,955
INVESTMENTS IN AFFILIATES ...................................................        137,303         186,156
GOODWILL ....................................................................      4,850,829       3,859,162
INTANGIBLES, net of accumulated amortization of $88,132 and $57,804 .........         97,730          93,682
DEFERRED TAX BENEFITS .......................................................         42,539         100,418
OTHER ASSETS ................................................................        496,600         606,217
                                                                                ------------    ------------
   TOTAL ASSETS .............................................................   $ 11,819,802    $ 10,617,414
                                                                                ============    ============
      L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y
CURRENT LIABILITIES:
   Accounts payable .........................................................   $  4,833,681    $  4,303,152
   Advance billings .........................................................        648,577         640,750
   Current portion of long-term debt ........................................         35,256          40,444
   Bank loans ...............................................................         50,394         169,056
   Accrued taxes ............................................................        294,420         366,821
   Other liabilities ........................................................        977,196       1,123,564
                                                                                ------------    ------------
   Total Current Liabilities ................................................      6,839,524       6,643,787
                                                                                ------------    ------------
LONG-TERM DEBT ..............................................................        197,861         490,105
CONVERTIBLE NOTES ...........................................................      1,747,037         850,000
DEFERRED COMPENSATION AND OTHER LIABILITIES .................................        293,638         296,980
MINORITY INTERESTS ..........................................................        172,815         158,123
SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 7,500,000 shares authorized, none issued
   Common stock, $0.15 par value, 1,000,000,000 shares authorized,
      198,600,891 and 198,669,254 shares issued in 2002 and 2001,
      respectively ..........................................................         29,790          29,800
   Additional paid-in capital ...............................................      1,419,910       1,400,138
   Retained earnings ........................................................      2,114,506       1,619,874
   Unamortized restricted stock .............................................       (136,357)       (125,745)
   Accumulated other comprehensive loss .....................................       (154,142)       (295,358)
   Treasury stock, at cost 10,199,215 and 8,040,688 shares
      in 2002 and 2001, respectively ........................................       (704,780)       (450,290)
                                                                                ------------    ------------
   Total Shareholders' Equity ...............................................      2,568,927       2,178,419
                                                                                ------------    ------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY: ..............................   $ 11,819,802    $ 10,617,414
                                                                                ============    ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       Three Years Ended December 31, 2002
                             (Dollars in Thousands)

                                                                                                Accumulated
                                            Common Stock        Additional         Unamortized     Other                   Total
                        Comprehensive  ----------------------    Paid-in   Retained Restricted Comprehensive Treasury  Shareholders'
                           Income      Shares       Par Value    Capital   Earnings    Stock   (Loss) Income   Stock       Equity
                        -------------  ------       ---------   ---------- -------- ---------- ------------- --------  -------------
Balance December 31,
  1999                               187,086,161     $93,543    $ 808,154  $ 882,051  $ (85,919) $285,234   $(430,165)   $1,552,898
Comprehensive Income:
  Net Income ............. $498,795                                          498,795                                        498,795
  Unrealized loss on
  investments net of
  taxes of $251,589 ...... (372,764)                                                             (372,764)                 (372,764)
Translation adjustments,
  net of taxes of
  $54,912 ................  (80,707)                                                              (80,707)                  (80,707)
Reclassification
  adjustment for gain on
  sale of securities ne
  of taxes of $46,218 ....  (63,826)                                                              (63,826)                  (63,826)
                           --------
Comprehensive (loss) .....  (18,502)
                           ========
Dividends Declared .......                                                  (122,278)                                      (122,278)
Amortization of
  restricted shares ......                                                               39,098                              39,098
Shares transactions
  under employee stock
  plans ..................                                         65,521               (72,975)              107,291        99,837
Shares issued for
  acquisitions ...........                81,508          12       10,080                                       5,939        16,031
Conversion of 4.25%
  debentures .............             6,935,143       1,040      216,841                                         594       218,475
Purchase of treasury
  shares                                                                                                     (237,082)     (237,082)
Adjustment for change
  in par value ...........                           (65,480)     65,480                                                         --
                                     -----------     -------   ---------- ----------  ---------  ---------  ---------    ----------
Balance December 31,
  2000 ...................           194,102,812      29,115    1,166,076  1,258,568   (119,796) (232,063)   (553,423)    1,548,477
Comprehensive Income:
Net Income ...............  503,142                                          503,142                                        503,142
Unrealized gain on
  investments net of
  taxes of $11,518 .......   18,976                                                                18,976                    18,976
Translation adjustments,
  net of taxes of
  $49,939 ................  (82,271)                                                              (82,271)                  (82,271)
                           --------
Comprehensive income .....  439,847
                           ========
Dividends Declared .......                                                  (141,836)                                      (141,836)
Amortization of
  restricted shares ......                                                               47,078                              47,078
Shares transactions
  under employee stock
  plans ..................                                         28,477               (53,027)              106,583        82,033
Shares issued for
  acquisitions ...........                25,538           4        3,891                                       3,441         7,336
Conversion of 2.25%
  debentures .............             4,614,443         692      254,995                                         (54)      255,633
Purchase of treasury
  shares .................                                        (49,200)                                    (10,949)      (60,149)
Cancellation of
  shares .................               (73,539)        (11)      (4,101)                                      4,112            --
                                     -----------     -------   ---------- ----------  ---------  ---------  ---------    ----------
Balance December 31,
  2001 ...................           198,669,254      29,800    1,400,138  1,619,874   (125,745) (295,358)   (450,290)    2,178,419
Comprehensive Income:
Net Income ...............  643,459                                          643,459                                        643,459
Translation adjustments,
  net of taxes of
  $(91,791) ..............  141,216                                                               141,216                   141,216
                           --------
Comprehensive income ..... $784,675
                           ========
Dividends Declared .......                                                  (148,827)                                      (148,827)
Amortization of
  restricted shares ......                                                               54,487                              54,487
Shares transactions under
  employee stock plans ...                                         25,767               (65,099)               89,696        50,364
Shares issued for
  acquisitions ...........                                         (1,289)                                     22,762        21,473
Purchase of treasury
  shares .................                                                                                   (371,664)     (371,664)
Cancellation of shares ...               (68,363)        (10)      (4,706)                                      4,716            --
                                     -----------     -------   ---------- ----------  ---------  ---------  ---------    ----------
Balance December 31,
  2002 ...................           198,600,891     $29,790   $1,419,910 $2,114,506  $(136,357) $(154,142) $(704,780)   $2,568,927
                                     ===========     =======   ========== ==========  =========  =========  =========    ==========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                      OMNICOM GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Years Ended December 31,
                                                                                (Dollars in Thousands)
                                                                       -----------------------------------------
                                                                           2002           2001          2000
                                                                       -----------    -----------    -----------
Cash Flows from Operating Activities:
Net income .........................................................   $   643,459    $   503,142    $   498,795
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation of tangible assets ............................       119,987        114,661        103,903
        Amortization of goodwill ...................................            --         95,581         81,690
        Amortization of intangible assets ..........................        30,332         17,853         10,588
        Minority interests .........................................        68,338         52,782         54,596
        Earnings of affiliates less than dividends received ........         3,374         15,711         33,430
        Tax benefit on employee stock plans ........................        14,341         16,640         49,837
        Amortization of restricted stock ...........................        54,487         47,078         39,098
        Gain on sale of Razorfish shares ...........................            --             --       (110,044)
        Provisions for losses on accounts receivable ...............        21,846         30,739         25,989
        Decrease (increase) in accounts receivable .................        25,602        200,836       (513,646)
        Decrease (increase) in billable production orders in process        33,967         23,117        (97,736)
        Decrease (increase) in prepaid expenses and other
          current assets ...........................................        62,120        (33,021)      (124,854)
        (Increase) in other assets, net ............................       (13,592)       (72,411)       (39,258)
        Increase in accrued taxes ..................................         3,521         37,028         97,986
        (Decrease) increase in other liabilities ...................      (320,208)      (185,310)       298,210
        Increase (decrease) in accounts payable ....................       253,027        (88,866)       277,295
                                                                       -----------    -----------    -----------
Net Cash Provided by Operating Activities ..........................     1,000,601        775,560        685,879
                                                                       -----------    -----------    -----------
Cash Flows from Investing Activities:

   Capital expenditures ............................................      (117,198)      (149,423)      (150,289)
   Payment for purchases of equity interests in
      subsidiaries and affiliates, net of cash acquired ............      (586,349)      (818,819)      (795,686)
   Purchases of long-term and short-term investments ...............       (15,890)      (105,916)      (292,939)
   Proceeds from sales of investments ..............................        36,303        126,306        204,340
                                                                       -----------    -----------    -----------
Net Cash Used in Investing Activities ..............................      (683,134)      (947,852)    (1,034,574)
                                                                       -----------    -----------    -----------
Cash Flows From Financing Activities:
   Net (decrease) increase in short-term borrowings ................      (127,703)        76,789         24,543
   Net proceeds from issuance of convertible notes
      and long-term debt obligations ...............................       900,000      1,144,369        792,995
   Repayments of principal of long-term debt obligations ...........      (339,950)      (866,445)       (85,988)
   Dividends paid ..................................................      (148,411)      (135,676)      (122,278)
   Purchase of treasury shares .....................................      (371,664)       (60,149)      (237,082)
   Other ...........................................................       (32,061)        11,913        (90,055)
                                                                       -----------    -----------    -----------
Net Cash (Used In) Provided by Financing Activities ................      (119,789)       170,801        282,135
                                                                       -----------    -----------    -----------
   Effect of exchange rate changes on cash and cash equivalents ....        (2,878)       (43,175)         6,950
                                                                       -----------    -----------    -----------
Net Increase (Decrease) in Cash and Cash Equivalents ...............       194,800        (44,666)       (59,610)
Cash and Cash Equivalents at Beginning of Period ...................       472,151        516,817        576,427
                                                                       -----------    -----------    -----------
Cash and Cash Equivalents at End of Period .........................   $   666,951    $   472,151    $   516,817
                                                                       ===========    ===========    ===========
Supplemental Disclosures:

   Income taxes paid ...............................................   $   338,638    $   233,287    $   227,492

   Interest paid ...................................................   $    42,423    $    84,693    $   118,077

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

      Revenue Recognition. Substantially all revenue is derived from fees for services. Additionally, we earn commissions based upon the placement of advertisements in various media. Revenue is realized when the service is performed, in accordance with the terms of each client arrangement, and upon completion of the earnings process, including when services are rendered, upon presentation date for media, when costs are incurred for radio and television production and when print production is completed and collection is reasonably assured.

      A small portion of our contractual arrangements with clients includes performance incentive provisions which allow us to earn additional revenues as a result of our performance relative to both quantitative and qualitative goals. We recognize the incentive portion of revenue under these arrangements when specific quantitative goals are achieved, or when performance against qualitative goals is determined by our clients.

      The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Our revenue recognition policies are in compliance with SAB 101. Also, in July 2000, the Emerging Issues Task Force of the FASB ("EITF") released Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. This Issue summarized the EITF's views on when revenue should be recorded at the gross amount billed because it has earned revenue from the sale of goods or services, or the net amount retained because it has earned revenue from the sale of goods or services, or the net amount retained because it has earned a fee or commission. Additionally, in January 2002, the EITF released Issue 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. This Issue summarized the EITF's views on when out-of-pocket expenses should be characterized as revenue. Our revenue recognition policies are in compliance with SAB 101, EITF 99-19 and EITF 01-14. In the majority of our businesses we act as an agent and record revenue equal to the net amount retained, when the fee or commission is earned.

      Billable Production. Billable production orders in process consist principally of costs incurred on behalf of clients when providing corporate communications services to clients. Such amounts are generally invoiced to clients at various times over the course of the production process.

      Investments Available for Sale. Investments available for sale are comprised of the following two categories of investments:

      Short-term investments and time deposits with financial institutions, which consist principally of investments with original maturity dates between three months and one year and are therefore classified as current assets.

      Long-term investments are included in other assets in our balance sheet and are comprised of minority ownership interests in certain marketing and corporate communications services companies where we do not exercise significant influence over the operating and financial policies of the investee. We account for these investments under the cost method. During 2001 and 2000, we held minority investments in several publicly traded marketing and corporate communication companies and the book value of these investments was adjusted to market value with any unrealized gains or losses recorded to comprehensive income. We periodically evaluate our cost based investments to determine if there have been any non-temporary declines in value. A variety of factors are considered when determining if a decline in market value below book value is other than temporary, including, among others, the financial condition and prospects of the investee, as well as our investment intent.

      Cost-Based Investments. Cost-based long-term investments are primarily comprised of preferred equity interests in non-public marketing and corporate communications services companies where we do not exercise

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

significant influence over the operating and financial policies of the investee. These minority interests are accounted for under the cost method and are included in our other assets account. These investments are periodically evaluated to determine if there have been any other than temporary declines below book value. A variety of factors are considered when determining if a decline in fair value below book value is other than temporary, including, among others, the financial condition and prospects of the investee, as well as our investment intent.

      Equity Method Investments. The equity method is used to account for investments in entities in which we have an ownership of less than 50% and have significant influence over the operating and financial policies of the affiliate. Prior to the adoption of SFAS No. 142, the excess of cost of the stock of those affiliates over our share of their net assets at the acquisition date was recognized as goodwill and was being amortized on a straight-line basis over a period not to exceed 40 years. Subsequent to the adoption of SFAS No. 142, equity method goodwill is not amortized. We periodically evaluate these investments to determine if there have been any other than temporary declines in value.

      Common Stock. During 2000, the par value of common stock was decreased from $.50 to $.15 per share and the number of authorized common shares was increased from 300 million shares to 1 billion shares.

      Treasury Stock. We account for treasury share purchases at cost. The reissuance of treasury shares is accounted for at the average cost. Gains or losses on the reissuance of treasury shares are accounted for as additional paid-in capital and do not affect reported results of operations.

      Foreign Currency Translation. Our financial statements were prepared in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". All of our foreign subsidiaries use their local currency as their functional currency in accordance with SFAS
52. Accordingly, the currency impacts of the translation of the balance sheets of our foreign subsidiaries to U.S. dollar statements are included as translation adjustments in other accumulated comprehensive income. The income statements of foreign subsidiaries are translated at average exchange rates for the year. Net foreign currency transaction gains included in net income were $0.6 million in 2002, $1.1 million in 2001 and $1.7 million in 2000.

      Earnings Per Common Share. Basic earnings per share is based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents which include outstanding options and restricted shares and adjustments for the assumed conversion of our 2 1/4% and 4 1/4% Convertible Subordinated Debentures. For purposes of computing diluted earnings per share for the years ended December 31, 2002, 2001 and 2000, respectively, 1,509,203, 2,821,850 and 2,688,589 shares were assumed to have been outstanding related to common share equivalents and 4,599,909 and 11,468,018 shares in 2001 and 2000, respectively were assumed to have been converted related to our convertible subordinated debentures. Additionally, the assumed increase in net income related to the after tax interest costs of convertible debentures and the after tax compensation expense related to dividends on restricted shares used in the computations was $975,269, $9,728,117 and $17,939,255 for the years ended December 31, 2002, 2001 and 2000, respectively. The number of shares used in the computations were as follows:

                                       2002             2001            2000
                                   -----------      -----------      -----------
Basic EPS computation...........   186,093,600      182,867,900      174,881,000
Diluted EPS computation.........   187,602,800      190,289,700      189,037,600

      The Company's 2 1/4% Convertible Subordinated Debentures were converted in the fourth quarter of 2001 and its 4 1/4% Convertible Subordinated Debentures were converted in the fourth quarter of 2000 (see Note 4).

      Gains and Losses on Issuance of Stock in Affiliates and Subsidiaries. Gains and losses on the issuance of stock in equity method affiliates and consolidated subsidiaries are recognized directly in our shareholders' equity through an increase or decrease to additional paid-in capital in the period in which the sale occurs and do not affect reported results of operations.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Salary Continuation Agreements. Arrangements with certain present and former employees provide for continuing payments for periods up to 10 years after cessation of their full-time employment in consideration for agreements by the employee not to compete with us and to render consulting services during the post-employment period. Such payments, the amounts of which are also subject to certain limitations, including our operating performance during the post-employment period, represent the fair value of the services rendered and are expensed in such periods.

      Depreciation of Furniture and Equipment and Amortization of Leasehold Improvements. Depreciation charges are computed on a straight-line basis over the estimated useful lives of furniture of seven to ten years and equipment of three to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the terms of the related lease or the estimated useful life of these assets.

      Goodwill and Other Intangibles. In accordance with SFAS 142 - Goodwill and Other Intangible Assets, goodwill acquired resulting from a business combination for which the acquisition date was after June 30, 2001 is no longer amortized, but is periodically tested for impairment. Additionally, in accordance with SFAS 141 - Business Combinations, we allocate the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values including other identifiable intangible assets, as applicable, such as trade names, customer relationships and client lists. Information about acquisitions can be found in Note 2.

      Historically and before the effective date of SFAS 142, intangibles were amortized on a straight-line basis over a period not to exceed 40 years. The intangibles were written down if and to the extent they were determined to be impaired. Under SFAS 142, we no longer amortize goodwill and intangibles with indefinite lives and we are required to perform an annual impairment test on goodwill balances and intangibles with indefinite lives. The initial test for impairment required us to assess whether there was an indication that goodwill was impaired as of the date of adoption of SFAS 142. To accomplish this, we identified our reporting units and determined the carrying value of each unit, including goodwill and other intangible assets. We then determined the fair value of each reporting unit and compared it to its carrying value. In performing this test in accordance with SFAS 142, we aggregated the components of the reporting units to the level where operating decisions are made. We completed our initial SFAS 142 impairment test during the second quarter of 2002. We perform the annual impairment test during the second quarter of each year, unless certain events, as defined in SFAS 142, trigger an earlier evaluation for impairment.

      Deferred Taxes. Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of our assets and liabilities. Deferred tax benefits result principally from recording certain expenses in the financial statements which are not currently deductible for tax purposes and from differences between the tax and book basis of assets and liabilities recorded in connection with acquisitions. Deferred tax liabilities result principally from deductions recorded for tax purposes, in excess of that recorded in the financial statements and non-cash, unrealized financial statement gains in prior years associated with investments and capital transactions including initial public offerings of common stock by affiliates.

      Employee Stock Options. Options are accounted for in accordance with Accounting Principles Board Opinion 25 - Accounting for Stock Issued to Employees ("APB 25"). APB 25 is based upon an intrinsic value method of accounting for stock-based compensation. Under this method, compensation cost is measured as the excess, if any, of the quoted market price of the stock issuance at the measurement date over the amount to be paid by the employee. It has been our policy to issue stock awards at the quoted market price. Information about our specific awards and stock plans can be found in Note 7.

      Cash Flows. Our cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase.

      Concentration of Credit Risk. We provide marketing and corporate communications services to over 5,000 clients who operate in nearly every industry sector. We grant credit to qualified clients in the ordinary course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 5.0% of our 2002 consolidated revenue and no other client accounted for more than 2.5% of our 2002 consolidated revenue.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Derivative Financial Instruments. We adopted Statement Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.

      Our derivative financial instruments consist principally of forward foreign exchange contracts and cross- currency interest rate swaps. For derivative financial instruments to qualify for hedge accounting the following criteria must be met: (1) the hedging instrument must be designated as a hedge;
(2) the hedged exposure must be specifically identifiable and expose us to risk; and (3) it must be highly probable that a change in fair value of the derivative financial instrument and an opposite change in the fair value of the hedged exposure will have a high degree of correlation.

      If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative used as hedge is required to be immediately recognized in the statement of income.

      The majority of our activity relates to forward foreign exchange contracts. We execute these contracts in the same currency as the hedged exposure, whereby 100% correlation is achieved based on spot rates. Gains and losses on derivative financial instruments which are hedges of foreign currency assets or liabilities are recorded at market value and changes in market value are recognized in the statement of income in the current period. Gains and losses on derivative financial instruments which are hedges of net investments, are recorded to accumulated comprehensive income as translation adjustments to the extent of change in the spot exchange rate. The remaining difference is recorded in the statement of income in the current period.

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassifications. Certain prior year amounts have been reclassified to conform with the 2002 presentation. These reclassifications include changing the income statement line item from "Salary and related costs" to a new category entitled "Salary and service costs", and reallocating certain items previously shown in "Office and general expenses" to this new category. We have regrouped certain direct service costs such as freelance labor, travel, entertainment, reproduction, client service costs and other expenses from "Office and general expenses" into "Salary and service costs" in order to better segregate the expense items between those that are more closely related to directly serving clients versus those expenses, such as facilities, overhead, depreciation and other administrative expenses, which in nature are not directly related to servicing clients.

2. Acquisitions

      During 2002, we completed 40 acquisitions of new subsidiaries and made additional investments in companies in which we already had an ownership interest. In addition, we made contingent purchase price payments related to acquisitions completed in prior years. The aggregate cost of these transactions, including cash payments, the assumption of liabilities and the issuance of common stock, for 2002 was as follows (dollars in thousands):

      New and existing subsidiaries .........................  $355,232
      Contingent purchase price payments ....................   324,811
                                                               --------
                                                               $680,043
                                                               ========

      In addition, in December 2002, we acquired all of the common stock of Organic, Inc. in a non-cash transaction. Refer to note 6 for additional information.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Valuations of these companies were based on a number of factors, including service offerings, competitive position, reputation and geographic coverage. Consistent with our acquisition strategy and past practice, most acquisitions completed in 2002 include an initial payment at the time of closing and provide for additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. These contingent purchase price obligations are accrued when the contingency is resolved and payment is certain.

      Our acquisition strategy is to continue to build upon the core capabilities of our various strategic business platforms (agency brands) through the expansion of their service capabilities and/or their geographic reach. In executing our acquisition strategy, one of the primary drivers in identifying and executing a specific transaction is the existence of or the ability to expand an existing client relationship. As a result, a significant portion of an acquired company's revenues are often from clients that are already our clients. In addition, due to the nature of marketing services communication companies, the companies we acquire have minimal tangible and identifiable intangible net assets. Accordingly, upon completion of our SFAS 141 purchase accounting procedures, substantially all of the above purchase price was allocated to goodwill as of December 31, 2002. In some cases the process of allocating purchase price to other intangible assets has not been completed for transactions completed during the later part of the year and could result in a re-allocation of purchase price to software, trade names, client relationships, client contracts or other intangible assets from goodwill. This re-allocation will be recorded in the 2003 financial statements. We do not believe that the amounts that may be re-allocated to other intangibles will have a material impact on our consolidated results of operations and financial position.

      As of December 31, 2002, the components of our intangible assets were as follows:

                                                               (Dollars in Thousands)
                                              December 31, 2002                      December 31, 2001
                                       -------------------------------       -------------------------------
                                       Gross                      Net         Gross                     Net
                                       Carry     Accumulated     Book         Carry     Accumulated    Book
                                       Value    Amortization     Value        Value    Amortization    Value
                                       -----    ------------     -----        -----    ------------    -----
Intangible assets subject to
  SFAS 142 impairment tests:
Goodwill                             $5,382,478   $531,649    $4,850,829    $4,354,877    $495,715   $3,859,162

Other intangible assets
  subject to amortization:
Purchased and internally
  developed software                    170,357     84,489        85,868       140,864      54,323       86,541
Customer related and other               15,505      3,643        11,862        10,622       3,481        7,141
                                     ----------   --------     ---------    ----------    --------    ---------
Total                                $  185,862   $ 88,132     $  97,730    $  151,486    $ 57,804    $  93,682
                                     ==========   ========     =========    ==========    ========    =========

      The other intangible assets continue to be amortized on a straight-line basis over, on average, an eight-year period.

3. Bank Loans and Lines of Credit

      Bank loans of $50.4 million and $169.1 million at December 31, 2002 and 2001, respectively, are primarily comprised of the bank overdrafts of our international subsidiaries, which are treated as unsecured loans pursuant to our bank agreements. The weighted average interest rate on these bank loans as of December 31, 2002 and 2001 was 5.4% and 4.6% respectively.

      At December 31, 2002 and 2001, we had committed and uncommitted lines of credit aggregating $2,277.2 million and $1,832.8 million, respectively. The unused portion of these credit lines was $2,226.8 million and $1,394.1 million at December 31, 2002 and 2001, respectively. The lines of credit, including the credit facilities discussed below, are generally extended to us on terms that the banks grant to their most creditworthy borrowers.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      On November 14, 2002, we entered into a new 3-year $800.0 million revolving credit facility which matures November 14, 2005. In addition, we entered into a new $1,025.0 million 364-day revolving credit facility which matures on November 13, 2003. These facilities replaced the existing facilities which were due to mature in the second quarter of 2003. Both facilities provide for credit support of our existing $1,500.0 million commercial paper program. The new facilities are substantially the same as the facilities they replaced except for the maturity dates and the size of the facilities. The 364-day facility continues to include a provision which allows us to convert all amounts outstanding at expiration of the facility into a one-year term loan. The consortium of banks under the 364-day credit facility consists of 19 banks for which Citibank N.A. acts as agent. Other significant lending institutions include JPMorgan Chase Bank, HSBC Bank USA, San Paolo IMI S.p.A., Barclays, Wachovia and Societe Generale. A similar consortium of 15 banks provides support under the 3-year revolving credit facility for which Citibank N.A. acts as administrative agent and ABN AMRO Bank acts as syndication agent. Other significant lending institutions include HSBC Bank USA, JPMorgan Chase, Wachovia and Societe Generale. These facilities provide us with the ability to classify up to $1,825.0 million of our borrowings due within one year as long-term debt, as it is our intention to keep the borrowings outstanding on a long-term basis.

      We are an active participant in the commercial paper market with a $1,500.0 million program. Each of our bank credit facilities mentioned above are available to provide credit support for issuances under this program. As of December 31, 2002, we had no commercial paper borrowings outstanding. We had $269.6 million of commercial paper borrowings outstanding as of December 31, 2001, with various maturities through January 30, 2002 which is included in long-term debt in the consolidated balance sheet.

      The gross amount of commercial paper issued and redeemed under our commercial paper programs during 2002 was $32.8 billion and $33.1 billion, respectively. During 2001, $45.3 billion of commercial paper was issued and $45.9 billion was redeemed.

      The credit facilities contain financial covenants limiting the ratio of total consolidated indebtedness to total consolidated EBITDA (EBITDA is defined as: earnings before interest, taxes, depreciation and amortization) to 3.0 times. In addition, we are required to maintain a minimum ratio of EBITDA to interest expense of 5.0 times. At December 31, 2002, our ratio of debt to EBITDA was 1.6 times and our ratio of EBITDA to interest expense was 27.6 times and we were in compliance with these covenants.

4. Long-Term Debt and Convertible Notes

      Long-term debt and convertible notes outstanding as of December 31, 2002 and 2001 consisted of the following:

                                                          (Dollars in Thousands)
                                                            2002         2001
                                                         ----------   ----------
U.S. Dollar commercial paper with an average interest
  rate of 2.5% .......................................           --   $  269,618
5.20% Euro Notes, due in 2005 ........................   $  159,950      135,603
Other notes and loans at rates from 3.0% to 8.1%,
  due through 2012 ...................................       70,251      125,328
                                                         ----------   ----------
                                                            230,201      530,549
Less current portion .................................       32,340       40,444
                                                         ----------   ----------
  Total long-term debt ...............................   $  197,861   $  490,105
                                                         ==========   ==========
Liquid Yield Option notes due 2031 ...................   $  849,953   $  850,000
Zero Coupon Zero Yield Convertible notes due 2032 ....      900,000           --
                                                         ----------   ----------
                                                          1,749,953      850,000
Less current portion .................................        2,916           --
                                                         ----------   ----------
  Total long-term convertible notes ..................   $1,747,037   $  850,000
                                                         ==========   ==========

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      For the years ended December 31, 2002, 2001 and 2000, we incurred gross interest expense on our borrowings of $45.5 million, $90.9 million, and $116.7 million, respectively.

      On June 24, 1998, we issued 152.4 million 5.20% Euro notes. The notes are senior unsecured obligations of the Company. Unless previously redeemed, or purchased and cancelled, the notes mature on June 24, 2005.

      The $850.0 million aggregate principal amount of Liquid Yield Option notes due 2031 were issued by us in February 2001. These notes are senior unsecured zero-coupon securities that are convertible into 7.7 million common shares, implying a conversion price of $110.01 per common share, subject to normal anti-dilution adjustments. These notes are convertible at a specified ratio only upon the occurrence of certain events, including if our common shares trade above certain levels, if we effect extraordinary transactions or if our long-term debt ratings are downgraded by at least three notches from their December 31, 2002 level of A to BBB or lower by Standard & Poor's Ratings Services, or from their December 31, 2002 level of A3 to Baa3 or lower by Moody's Investors Services, Inc. The notes are convertible at the specified ratio if our long-term debt ratings are downgraded by at least two notches from their March 14, 2003 level of A- to BBB or lower by Standard & Poor's Investors Services, Inc., and Baa1 to Baa3 or lower by Moody's Investors Services, Inc. These events would not, however, result in an adjustment of the number of shares issuable upon conversion. Holders of the notes due 2031 have the right to put the notes back to us, at our election, for cash, stock or a combination of both, in February of each year and we have the right to redeem the notes for cash beginning in 2006. There are no events that accelerate the noteholders' put rights. Beginning in February 2006, if the market price of our common shares exceeds certain thresholds, we may be required to pay contingent cash interest on the notes equal to the amount of dividends that would be paid on the common shares into which the notes are contingently convertible. See note 15 for additional information about these notes.

      The $900.0 million aggregate principal amount of Zero Coupon Zero Yield Convertible notes were issued by us in March 2002. The notes are senior unsecured zero-coupon securities that are convertible into 8.2 million common shares, implying a conversion price of $110.01 per common share, subject to normal anti-dilution adjustments. These notes are convertible at a specified ratio only upon the occurrence of certain events, including if our common shares trade above certain levels, if we effect extraordinary transactions or if our long-term debt ratings are downgraded at least three notches from their December 31, 2002 level of A to BBB or lower by Standard & Poor's Ratings Services, or from their December 31, 2002 level of A3 to Baa3 or lower by Moody's Investors Services, Inc. The notes are convertible at the specified ratio if our long-term debt ratings are downgraded by at least two notches from their March 14, 2003 level of A- to BBB or lower by Standard & Poor's Investors Services, Inc., and Baa1 to Baa3 or lower by Moody's Investors Services, Inc. These events would not, however, result in an adjustment of the number of shares issuable upon conversion. Holders of these notes have the right to put the notes back to us for, at our election, for cash, stock or a combination of both in August of each year beginning in August 2003 and we have the right to redeem the notes for cash beginning in 2007. There are no events that accelerate the noteholders' put rights. Beginning in August 2007, if the market price of our common shares exceeds certain thresholds, we may be required to pay contingent cash interest on the notes equal to the amount of dividends that would be paid on the common shares into which the notes are contingently convertible.

      Aggregate stated maturities of long-term debt and convertible notes are as follows:

                                                          (Dollars in Thousands)
           2003.........................................        $  35,256
           2004.........................................           13,188
           2005.........................................           21,313
           2006.........................................          161,470
           2007.........................................              107
           Thereafter...................................        1,748,820

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Segment Reporting

      Our wholly and partially owned businesses operate within the marketing and corporate communications services industry. These agencies are organized into strategic platforms, client centric networks, geographic regions and operating groups. Our businesses provide communications services to similar type clients on a global, pan-regional and national basis. The businesses have similar cost structures, and are subject to the same general economic and competitive risks. Given these similarities, we have aggregated their results into one reporting segment. A summary of our revenue and long-lived assets by geographic area for the years then ended, and as of December 31, 2002, 2001 and 2000 is presented below:

                                                            (Dollars in Thousands)
                                 ---------------------------------------------------------------------
                                   United         Euro           United         Other
                                   States      Denominated       Kingdom    International Consolidated
                                 -----------  ------------      ---------   ------------   -----------
2002
   Revenue ....................  $4,284,630     $1,458,558       $814,134      $978,977     $7,536,299
   Long-Lived Assets ..........     319,730         75,198         86,866        75,941        557,735
2001
   Revenue ....................  $3,717,011     $1,413,795       $805,188      $953,412     $6,889,406
   Long-Lived Assets ..........     310,556         61,555         93,355        72,489        537,955
2000
   Revenue ....................  $3,258,193     $1,284,977       $811,401      $799,659     $6,154,230
   Long-Lived Assets ..........     254,654         59,562         93,653        75,236        483,105

6. Equity and Cost Based Investments

      Equity Investments. We have 100 unconsolidated affiliated companies accounted for under the equity method. The affiliate companies offer marketing and corporate communications services similar to those offered by our operating companies. The equity method is used when we have an ownership of less than 50% but exercise significant influence over the operating and financial policies of the affiliate. The following table summarizes the balance sheets and income statements of our unconsolidated affiliates, as of December 31, 2002 and 2001 and for the years then ended:

                                                      (Dollars in Thousands)
                                                    ---------------------------
                                                      2002              2001
                                                    ---------         ---------
      Current assets.............................    $502,685         $582,257
      Non-current assets.........................     101,280          142,128
      Current liabilities........................     369,344          443,461
      Non-current liabilities....................      55,747          108,212
      Minority interests.........................       2,214            4,734
      Gross revenue..............................     399,446          378,423
      Costs and expenses.........................     329,825          316,132
      Net income.................................      42,188           43,773

      Our equity interest in the net income of these affiliated companies was $13.8 million and $12.7 million for 2002 and 2001, respectively. Our equity interest in the net assets of these affiliated companies was $77.2 million and $116.8 million at December 31, 2002 and 2001, respectively. Owners of interests in certain of our affiliated companies have the right in certain circumstances to require us to purchase additional ownership stakes at fair value. The terms of these rights vary for each arrangement and the ultimate amount payable in the future also varies based upon the future earnings of the affiliated companies, changes in the applicable foreign currency exchange rates and the timing of when these rights are exercised.

      Cost Based Investments. Our cost based investments at December 31, 2002 were primarily comprised of preferred stock interests representing equity interests of less than 20% in various service companies. This method is used when we own less than a 20% equity interest and do not exercise significant influence over the operating and financial policies of the investee.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The total cost basis of these investments, which are included in other assets on our balance sheet, as of December 31, 2002 and 2001 was $224.5 million and $318.8 million, respectively.

      In May 2001, we received a non-voting non-participating preferred stock interest in a newly formed company, Seneca Investments LLC ("Seneca"), in exchange for our contribution of Communicade, our subsidiary that conducted its e-services industry investment activities. All of Communicade's investments at that time were comprised of minority interests in e-services industry businesses. The common shareholder of Seneca, who owns all of the common stock is an established private equity investment firm. We do not have a commitment obligating us to advance funds or provide other capital to Seneca. The preferred stock is nonvoting, except on certain extraordinary events, including Seneca's issuance of senior securities or dividends on junior securities in violation of the preference; related party transactions involving Seneca's management or common stockholders other than management compensation, fees and other payments in the ordinary course of business; changes in control or conversion of Seneca into a partnership for tax purposes; and changes in Seneca's governing documents adversely affecting preferred shareholders' rights. The preferred stock is entitled to preferential cumulative dividends at a rate of 8.5% compounded semiannually and is redeemable on the 10th anniversary of issuance or earlier upon the occurrence of certain extraordinary events. Unpaid dividends accrue on a cumulative basis. No dividends were paid by Seneca in 2002 and 2001. The transaction was accounted for in accordance with SFAS 140, Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities, and resulted in no gain or loss being recognized by us on Seneca's formation.

      In December 2002, we acquired all of the common stock of Organic, Inc. from Seneca. The transaction was effected by the redemption of $99.0 million of the preferred stock and the assumption of $7.2 million of liabilities. At December 31, 2002, substantially all of the purchase price was allocated to goodwill. We are currently performing a valuation of the intangible assets of Organic and upon completion, some portion of the purchase price may be assigned to intangible assets other than goodwill in the 2003 financial statements. The transaction closed in December 2002 and we do not believe that any amounts that may be allocated to other intangibles in 2003 would have had a material impact on our 2002 consolidated results of operations and financial position had the allocation been completed at December 31, 2002.

      Management believes that the fair value of our Seneca investment exceeded our carrying value of $181.0 million at December 31, 2002 and that an other than temporary impairment has not occurred. In arriving at this conclusion, a discounted cash flow analysis of Seneca was utilized, supported by an independent third-party valuation.

7. Employee Stock Plans

      We adopted a new equity incentive compensation plan in 2002 (the "Equity Incentive Plan"). Under the Equity Incentive Plan, 7,700,000 common shares were reserved for options and other awards, of which up to 1,200,000 were for restricted stock awards. As of December 31, 2002, 7,671,851 shares were available for future grants, of which 1,200,000 shares were available for restricted stock awards. Pursuant to the Equity Incentive Plan, the exercise price of options awarded may not be less than 100% of the market price of the stock at the date of grant and the option term cannot be longer than seven years from the date of grant. The terms of each option and the times at which each option will be exercisable will be determined by the Compensation Committee of the Board of Directors. It is anticipated that the full vesting period for options will be no shorter than three years, and that some of the options granted will have vesting schedules like those under the long-term shareholder value plan described below. Current year option grants become exercisable 30% on each of the first two anniversary dates of the grant date with the final 40% becoming exercisable three years from the grant date. The restricted shares typically vest in 20% annual increments provided the employee remains in our employ.

      Our prior incentive compensation plan was adopted in 1998 (the "1998 Plan") and amended in 2000. Under the 1998 Plan, 8,250,000 common shares were reserved for options and other awards, of which up to 2,250,000 were for restricted stock awards. As a result of the adoption of the Equity Incentive Plan during 2002, no new awards may be granted under Omnicom's the 1998 Plan, except with respect to shares relating to awards

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that are forfeited or cancelled. Therefore, as of December 31, 2002, no shares were available for future option grants under the 1998 Plan, while 120,000 shares remained available for restricted stock awards. Pursuant to the 1998 Plan, the exercise price of options awarded may not be less than 100% of the market price of the stock at the date of grant. Options become exercisable 30% on each of the first two anniversary dates of the grant date with the final 40% becoming exercisable three years from the grant date.

      Under the terms of our long-term shareholder value plan ("LTSV"), 9,000,000 common shares were reserved for option awards to key employees of the Company at an exercise price that is no less than 100% of the market price of the stock at the date of the grant. The options become exercisable after the sixth anniversary date of grant. The shares can become exercisable prior to this anniversary date in increments of one-third if the market value for the Company's common stock increases compared to the market price on the date of grant by at least 50%, 75% and 100%, respectively. At December 31, 2002, options for 3,281,642 shares were available for future grants.

      Options included under all prior incentive compensation plans, all of which were approved by our shareholders, for the past three years are:

                                                     2002                   2001                  2000
                                             ----------------------  --------------------- ---------------------
                                                        Weighted               Weighted              Weighted
                                                         Average                Average               Average
                                             Shares  Exercise Price  Shares Exercise Price Shares Exercise Price
                                             ------  --------------  ------ -------------- ------ --------------
Shares under option,
   beginning of year ....................  17,743,823    $66.30     9,547,138    $57.50   8,299,387     $46.37
Options granted under:
   1998 Plan ............................   2,259,607     91.80     3,542,500     81.10   2,452,500      78.31
   LTSV Plan ............................          --        --     5,732,725     66.84          --         --
   Equity Incentive Plan ................      28,149     60.39            --        --          --         --
Options exercised .......................    (634,917)    44.56    (1,058,540)    39.83  (1,207,749)     23.15
Options forfeited .......................    (269,167)    81.69       (20,000)    42.69          --         --
                                           ----------    ------    ----------    ------   ---------     ------
Shares under option, end of year ........  19,127,495    $69.80    17,743,823    $66.30   9,547,138     $57.50
                                           ==========    ======    ==========    ======   =========     ======
Options exercisable at year-end .........   9,413,333               5,456,848             4,142,888
                                           ==========              ==========             =========

      The following table summarizes the information above about options outstanding and options exercisable at December 31, 2002:


                                              Options Outstanding                      Options Exercisable
                                 ----------------------------------------------   ----------------------------
                                               Weighted Average
        Range of Exercise          Options         Remaining   Weighted Average     Options   Weighted Average
       Prices (in dollars)       Outstanding   Contractual Life Exercise Price    Exercisable  Exercise Price
       -------------------       -----------    --------------  --------------    ----------   --------------
      $10.02                         48,800        1 year           $10.02           48,800        $10.02
       12.11 to 26.27               280,361        1-2 years         12.13          280,361         12.13
       12.94                        340,000        2-3 years         12.94          340,000         12.94
       19.72                        360,000        3-4 years         19.72          360,000         19.72
       24.28                        549,500        4-5 years         24.28          549,500         24.28
       39.75 to 66.40             1,099,676        5-6 years         43.59        1,099,676         43.59
       44.62 to 91.22             3,005,855        6-7 years         76.37        2,977,706         76.53
       78.32 to 84.00             2,263,000        7-8 years         78.50        1,339,000         78.51
       62.35 to 87.16             9,010,496        8-9 years         72.36        2,407,983         70.43
       85.84 to 93.55             2,169,807        9-10 years        91.80           10,307         86.09
                                 ----------                                       ---------
                                 19,127,495                                       9,413,333
                                 ==========                                       =========

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Pro Forma. As permitted by SFAS No. 123, "Accounting for Stock Based Compensation", we intend to continue to apply the accounting provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and to make annual pro forma disclosures of the effect of adopting the fair value method of accounting for employee stock options and similar instruments.

      The weighted average fair value, calculated on the basis summarized below, of each option granted was as follows; 2002: $28.01; 2001: $21.45 and 2000:
$24.85. The fair value of each option grant has been determined as of the date of grant using the Black-Scholes option valuation model and with the following assumptions (without adjusting for the risk of forfeiture and lack of liquidity):

                                 2002               2001              2000
                            --------------     --------------    --------------
Expected option lives ....     5 years            5 years            5 years
Risk free interest rate ..   2.4% - 4.7%        4.0% - 4.9%       5.0% - 6.7%
Expected volatility ......  28.20% - 35.30%    28.58% - 30.79%   21.88% - 26.49%
Dividend yield ...........    0.9% - 1.3%        0.9% - 1.4%       0.6% - 0.9%

      Using compensation cost for grants of the Company's stock options and shares issued under the employee stock purchase plan ("ESPP"), determined based on the fair value at the grant or issuance date in 2002, 2001 and 2000, consistent with the provision of SFAS No. 123, the effect on our net income and net income per share would have been as follows:


                                                         Dollars in Thousands Except Per Share Data
                                                  -----------------------------------------------------------
                                                                                          2000
                                                                            ---------------------------------
                                                                               As       Razorfish       As
                                                  2002          2001        Reported      Gain       Adjusted
                                                  ----          ----        --------      ----       --------
Net income, as reported .......................  $643,459     $503,142      $498,795     $63,826     $434,969
Net income, pro forma .........................   583,638      455,702       475,650      63,826      411,824
Stock-based employee compensation cost,
   net of tax, as reported ....................    32,692       26,604        22,810          --       22,810
Additional stock-based employee
   compensation cost, net of tax,
   pro forma ..................................    59,821       47,440        23,145          --       23,145
Basic net income per share, as reported .......      3.46         2.75          2.85          --         2.49
Basic net income per share, pro forma .........      3.14         2.49          2.72          --         2.36
Diluted net income per share, as reported .....      3.44         2.70          2.73          --         2.40
Diluted net income per share, pro forma .......      3.12         2.47          2.62          --         2.29

      These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized / expensed over the vesting period, additional options may be granted in future years, awards may be forfeited or cancelled and the fair value of future awards may differ from the current fair values.

      Restricted Shares. Changes in outstanding shares of restricted stock for the three years ended December 31, 2002 were as follows:

                                             2002          2001          2000
                                          ---------     ---------     ---------
Restricted shares at beginning of year    2,227,022     2,493,505     2,602,281
  Number granted .....................      769,964       649,915       904,429
  Number vested ......................     (806,626)     (830,822)     (906,197)
  Number forfeited ...................     (119,516)      (85,576)     (107,008)
                                          ---------     ---------     ---------
Restricted shares at end of year .....    2,070,844     2,227,022     2,493,505
                                         ==========    ==========    ==========

      All restricted shares were sold at a price per share equal to their par value. The difference between par value and market value on the date of the grant is charged to shareholders' equity and then amortized to expense over the period of restriction. The restricted shares typically vest in 20% annual increments provided the employee remains in our employ.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Restricted shares may not be sold, transferred, pledged or otherwise encumbered until the restrictions lapse. Under most circumstances, the employee must resell the shares to us at par value if the employee ceases employment prior to the end of the period of restriction.

      The charge to operations in connection with these restricted stock awards for the years ended December 31, 2002, 2001 and 2000 amounted to $54.5 million, $47.1 million and $39.1 million, respectively.

      ESPP. We have an employee stock purchase plan that enables employees to purchase our common stock through payroll deductions over each plan quarter at 85% of the market price on the last trading day of the plan quarter. Purchases are limited to 10% of eligible compensation as defined by ERISA. During 2002, 2001 and 2000, employees purchased 349,181 shares, 323,269 shares and 311,171 shares, respectively, all of which were treasury shares, for which $22.5 million, $23.7 million and $22.3 million, respectively, was paid to us. For this plan, 1,952,971 shares remain reserved at December 31, 2002.

8. Income Taxes

      Income before income taxes and the provision for taxes on income consisted of the amounts shown below:

                                                 Years Ended December 31,
                                                  (Dollars in Thousands)
                                       -----------------------------------------
                                           2002           2001          2000
                                       -----------    -----------    -----------
Income before income taxes:
  Domestic .........................   $   700,209    $   588,322    $   534,913
  International ....................       373,414        307,063        376,704
                                       -----------    -----------    -----------
    Total ..........................   $ 1,073,623    $   895,385    $   911,617
                                       ===========    ===========    ===========
Provision for taxes on income:
  Current:
    Federal ........................   $   154,567    $   155,414    $   153,786
    State and local ................        35,104         32,214         36,391
    International ..................       136,854        123,770        159,389
                                       -----------    -----------    -----------
    Total Current ..................       326,525        311,398        349,566
                                       -----------    -----------    -----------
  Deferred:
    Federal ........................        58,985         39,643         16,326
    State and local ................         4,262          7,178          2,402
    International ..................       (14,135)        (6,091)           846
                                       -----------    -----------    -----------
    Total Deferred .................        49,112         40,730         19,574
                                       -----------    -----------    -----------
    Total ..........................   $   375,637    $   352,128    $   369,140
                                       ===========    ===========    ===========

      Our effective income tax rate varied from the statutory federal income tax rate as a result of the following factors:

                                                         2002     2001     2000
                                                         ----     ----     ----
Statutory federal income tax rate ...................    35.0%    35.0%    35.0%
Non-deductible amortization of goodwill .............      --      2.9      2.6
State and local taxes on income,
  net of federal income tax benefit .................     2.4      2.8      3.0
International subsidiaries' tax rate differentials ..    (0.9)    (0.2)     1.1
Other ...............................................    (1.5)    (1.2)    (1.2)
                                                         ----     ----     ----
Effective rate ......................................    35.0%    39.3%    40.5%
                                                         ====     ====     ====

      Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of our assets and liabilities. Deferred tax assets result principally from recording certain expenses in the financial statements which are not currently deductible for tax purposes and from differences between the tax and book basis of assets and liabilities recorded in connection with acquisitions. Deferred tax liabilities

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

result principally from non-cash, unrealized financial statement gains associated with investments and capital transactions, including initial public offerings of common stock by affiliates, and expenses which are currently deductible for tax purposes, but have not yet been expensed in the financial statements.

      Deferred tax assets (liabilities) as of December 31, 2002 and 2001 consisted of the amounts shown below (dollars in thousands):


                                                                2002         2001
                                                             ---------    ---------
Deferred tax assets:
  Compensation and severance .............................   $ 115,748    $  83,263
  Basis differences arising from acquisitions ............      67,738       83,286
  Basis differences from short term assets and liabilities      40,852       26,395
  Tax loss carryforwards .................................      54,446       34,906
  Other ..................................................       8,876        2,666
                                                             ---------    ---------
Total deferred tax assets ................................     287,660      230,516
  Valuation allowance ....................................     (42,334)     (24,501)
                                                             ---------    ---------
Total deferred tax assets net of valuation allowance .....   $ 245,326    $ 206,015
                                                             =========    =========
Deferred tax liabilities:
  Unrealized gain on investments and capital transaction
    of affiliates ........................................      40,556       40,233
  Basis differences arising from tangible and deductible
    intangible assets ....................................      14,077      (18,056)
  Financial instruments ..................................      69,643       29,306
                                                             ---------    ---------
Total deferred tax liabilities ...........................   $ 124,276    $  51,483
                                                             =========    =========

      Net current deferred tax assets as of December 31, 2002 and 2001 were $78.5 million and $54.1 million, respectively, and were included in prepaid expenses and other current assets. Net non-current deferred tax assets as of December 31, 2002 and 2001 were $42.5 million and $100.4 million, respectively. We have concluded that it is more likely than not that we will be able to realize these deferred tax assets in future periods.

      A provision has been made for additional income and withholding taxes on the earnings of international subsidiaries and affiliates that will be distributed.

9. Employee Retirement Plans

      Our international and domestic subsidiaries provide retirement benefits for their employees primarily through defined contribution plans. Company contributions to the plans, which are determined by the boards of directors of the subsidiaries, have generally been in amounts up to 15% (the maximum amount deductible for U.S. federal income tax purposes) of total eligible compensation of participating employees. Expenses related to the Company's contributions to these plans in 2002 were $63.8 million, in 2001 were $69.2 million and in 2000 were $82.0 million.

      Our pension plans are primarily related to non-U.S. businesses. These plans are not subject to the Employee Retirement Income Security Act of 1974. Substantially all of these plans are funded by fixed premium payments to insurance companies which undertake to provide specific benefits to the individuals covered. Pension expense recorded for these plans in 2002 was $12.4 million, in 2001 was $14.9 million and in 2000 was $11.1 million.

      Certain of our subsidiaries have executive retirement programs under which benefits will be paid to participants or to their beneficiaries over periods up to 15 years beginning after cessation of full-time employment, at age 65 or death. In addition, other subsidiaries have individual deferred compensation arrangements with certain executives which provide for payments over varying terms upon retirement, cessation of employment or death. The costs related to these benefits, which are accrued during the employee's service period with us, were not material to the 2002, 2001 and 2000 consolidated results of operations or financial

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

position. Our obligation with respect to these programs is included in deferred compensation and other liabilities on the balance sheet.

10. Commitments and Contingent Liabilities

      At December 31, 2002, we were committed under operating leases, principally for office space in many of the major cities around the world. Certain leases are subject to rent reviews with various escalation clauses and require payment of various operating expenses which may also be subject to escalation clauses. Rent expense for the years ended December 31, 2002, 2001 and 2000 was reported as follows:

                                              (Dollars in Thousands)
                                         2002            2001           2000
                                      ---------       ---------       ---------
Office Rent ....................      $ 326,815       $ 313,449       $ 266,195
Third Party Sublease ...........        (15,534)         (8,046)         (7,280)
                                      ---------       ---------       ---------
Total Office Rent ..............        311,281         305,403         258,915
Equipment Rent .................        152,146         147,338         127,901
                                      ---------       ---------       ---------
Total Rent .....................      $ 463,427       $ 452,741       $ 386,816
                                      =========       =========       =========

      Future minimum office and equipment base rents under terms of non-cancelable operating leases, reduced by rents to be received from existing non-cancelable subleases, are as follows:

                     (Dollars in Thousands)

                                       Gross           Sublease            Net
                                       Rent              Rent             Rent
                                       ----              ----             ----
2003 .......................         $395,730         $(14,045)         $381,685
2004 .......................          323,231          (11,063)          312,168
2005 .......................          256,887           (7,891)          248,996
2006 .......................          213,985           (5,401)          208,584
2007 .......................          174,586           (4,079)          170,507
Thereafter .................          840,908          (15,642)          825,266

      The present value of the gross future minimum base rents under non-cancelable operating leases is $1,564.4 million.

      See note 14 for a discussion of legal proceedings to which we are subject.

11. Fair Value of Financial Instruments

      The following table presents the carrying amounts and fair values of our financial instruments at December 31, 2002 and 2001. Amounts in parentheses represent liabilities.

                                                  2002                          2001
                                       ---------------------------   ---------------------------
                                         (Dollars in Thousands)        (Dollars in Thousands)
                                         Carrying         Fair        Carrying         Fair
                                          Amount          Value        Amount          Value
                                       ------------   ------------  ------------   ------------
Cash, cash equivalents and
  short-term investments ...........   $   695,881    $   695,881    $   516,999    $   516,999
Other investments ..................       224,478        224,478        318,807        318,807
Long-term debt and convertible notes    (1,944,898)    (1,953,251)    (1,340,105)    (1,399,022)
Financial Commitments

  Cross-currency interest rate swaps       (27,556)       (27,556)       (11,626)       (11,626)
  Forward foreign exchange contracts        (3,747)        (3,747)          (749)          (749)
  Guarantees .......................            --         (8,449)            --        (19,435)
  Letters of credit ................            --         (2,854)            --         (8,080)

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

Other investments:

      Other investments are carried at cost, which approximates fair value. Our investment in Seneca represents $181.0 million of the balance at December 31, 2002. Refer to note 6 for additional information about this investment.

Long-term debt and convertible notes:

      A portion of our long-term debt includes floating rate debt, the carrying value of which approximates fair value. Our long-term debt also includes convertible notes and fixed rate debt. The fair value of these instruments was determined by reference to quotations available in markets where these issues were traded.

Financial commitments:

      The estimated fair values of derivative positions are based upon quotations received from independent, third party banks and represent the net amount required to terminate the positions, taking into consideration market rates and counterparty credit risk. The fair values of guarantees and letters of credit are based upon the stated value of the underlying instruments. The guarantees, which relate to real estate leases, were issued by us for affiliated companies. The letters of credit represent guarantees issued by us on behalf of our operating companies for activities in the normal course of business.

12. Financial Instruments and Market Risk

      We adopted Statement Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and hedging Activities", on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that derivative instruments which meet the SFAS 133 definition of a derivative (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.

      Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative used as a hedge is required to be immediately recognized in our statement of income.

      In the first quarter of 2001, we recorded a $2.9 million after tax charge in earnings ($4.9 million pre-tax) for the cumulative effect of adopting SFAS No. 133. The charge resulted from our accounting for a hedge in our net Yen investments. We utilized cross-currency interest rate swap contracts to hedge our net Yen investments. Consistent with our policy with respect to derivative instruments and hedging activities and in accordance with SFAS No. 133, we designated the change in Yen spot rates as the hedged risk in our net Yen investments. Since the contract was a hedge of our net Yen investments, the change in the fair value of the contract attributable to changes in spot rates, which was the effective portion of the hedge, was recorded as an offset in the cumulative translation account, the same account in which translation gains and losses on the net Yen investment are recorded. All other changes in the fair value of the contract were recorded currently in operating income or expense as ineffectiveness. During the first quarter of 2001, we replaced the contract with a floating rate cross-currency swap contract. As a result, minimal ineffectiveness will result for the remaining term.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Our derivative activities are limited in volume and confined to risk management activities related to our international operations. We have established a centralized reporting system to evaluate the effects of changes in interest rates, currency exchange rates and other relevant market risks. We periodically determine the potential loss from market risk by performing a value-at-risk computation. Value-at-risk analysis is a statistical model that utilizes historic currency exchange and interest rate data to measure the potential impact on future earnings of our existing portfolio of derivative financial instruments. The value-at-risk analysis we performed on our December 31, 2002 portfolio of derivative financial instruments indicated that the risk of loss was immaterial. Counterparty risk arises from the inability of a counterparty to meet its obligations. To mitigate counterparty risk, we entered into derivative contracts with major well-known banks and financial institutions that have credit ratings at least equal to our credit rating. This system is designed to enable us to initiate remedial action, if appropriate.

      At December 31, 2002 and 2001, we had Japanese Yen 19.1 billion and 16.3 billion, respectively, aggregate notional principal amount of cross-currency interest rate swaps which mature in 2005. The swaps effectively hedge our net investment in Japanese Yen denominated assets.

      We routinely enter into forward foreign exchange contracts to hedge intercompany cash movements between subsidiaries with different functional currencies. Changes in market value of the forward contracts are included in the income statement and are offset by the corresponding change in value of the underlying asset or liability being hedged. The terms of these contracts are generally ninety days or less. At December 31, 2002 and 2001, the aggregate amount of intercompany receivables and payables subject to this hedge program was $791.7 million and $657.1 million, respectively. The table below summarizes by major currency the notional principal amounts of the Company's forward foreign exchange contracts outstanding at December 31, 2002 and 2001. The "buy" amounts represent the U.S. dollar equivalent of commitments to purchase the respective currency, and the "sell" amounts represent the U.S. dollar equivalent of commitments to sell the respective currency. Refer to note 11 for a discussion of the value of these instruments.

                                          (Dollars in Thousands)
                                         Notional Principal Amount
                            ---------------------------------------------------
                                     2002                         2001
                            -----------------------     -----------------------
                            Company        Company        Company       Company
                             Buys           Sells          Buys          Sells
                            --------      --------      --------      --------
U.S. Dollar ............    $ 32,058      $ 43,575      $100,613      $ 16,109
British Pound ..........     271,074        92,970       182,267        66,773
Euro ...................       3,941       160,657         9,006       178,565
Japanese Yen ...........      20,734         3,346            --        12,477
Other ..................      66,369        96,988        36,165        55,103
                            --------      --------      --------      --------
  Total ................    $394,176      $397,536      $328,051      $329,027
                            ========      ========      ========      ========

      The foreign currency and yen swap contracts existing during the years ended December 31, 2002 and 2001 were entered into for the purpose of hedging certain specific currency risks. As a result of these financial instruments, we reduced financial risk in exchange for foregoing any gain (reward) which might have occurred if the markets moved favorably. In using these contracts, management exchanged the risks of the financial markets for counterparty risk. To minimize counterparty risk, we only enter into these contracts with major well-known banks and financial institutions that have credit ratings equal to or better than our credit rating.

13. New Accounting Pronouncements

      The following pronouncements were issued by the FASB in 2001 and 2002 and impact our financial statements as discussed below: Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141); Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142); Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143); Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144); Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146); and Statement of Financial

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB No. 123 (SFAS 148).

      SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 superseded Accounting Pronouncement Bulletin ("APB") Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001. Given that all of our acquisitions in 2000 and 2001 were accounted for under the purchase method, the adoption of SFAS 141 on July 1, 2001 and the cessation of goodwill amortization on post July 1, 2001 acquisitions as required by SFAS 142, as discussed below, was not material to our 2001 results of operations and financial position.

      SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets. Effective January 1, 2002, companies are no longer required to amortize goodwill and other intangibles that have indefinite lives, but these assets will be subject to periodic testing for impairment. Additionally, goodwill acquired in a business combination for which the acquisition date was after June 1, 2001 is no longer required to be amortized. We adopted SFAS 142 effective January 1, 2002. We completed the initial impairment test during the second quarter of 2002 and we expect to complete the next annual impairment test by the end of the second quarter of 2003. At this time we do not expect that the results of the impairment testing will be material to our results of operations and financial position.

      The following summary table presents the impact of the elimination of goodwill amortization as required by the adoption of SFAS 142 on operating income, profit before tax ("PBT"), equity in affiliates, minority interest and earnings per share ("EPS") had the statement been in effect at the beginning of 2001.

                                (Dollars in Thousands, except per share amounts)
                                      2002                    2001
                                  -----------     ----------------------------
                                                  as adjusted      as reported
Operating profit ...............  $ 1,104,115     $ 1,062,974     $   968,184
Income before Income Taxes .....    1,073,623         990,175         895,385
Equity in Affiliates ...........       13,811          15,444          12,667
Minority Interest ..............      (68,338)        (54,266)        (52,782)
Diluted EPS ....................  $      3.44     $      3.13     $      2.70

      SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Effective January 1, 2002, we adopted SFAS 144. The adoption did not result in an impairment charge.

      SFAS 146 requires costs associated with exit or disposal activities be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal costs that are initiated after December 31, 2002. We plan to adopt SFAS 146 effective January 1, 2003. We do not expect that the adoption will have a material impact on our consolidated results of operations or financial position.

      SFAS 148 is issued as an amendment to FASB No. 123, Accounting for Stock-Based Compensation and provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (in accordance with SFAS 123). We have applied the accounting provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and we have made the annual pro forma disclosures of the effect of adopting the fair value method of accounting for employee stock options and similar instruments as required by SFAS 123 and permitted under SFAS 148. SFAS 148 also requires pro forma disclosure to be provided on a quarterly basis. We plan on adopting the quarterly disclosure requirement during the first quarter of 2003, and will continue to closely monitor developments in the area of accounting for stock-based compensation.

      FIN 45 sets forth the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. If the initial recognition and measurement issues were in effect at December 31, 2002, we would have recorded

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

both an asset and a liability of an equal amount of $11.3 million related to certain real estate lease guarantees and letters of credit. Additional information appears in note 11 to our consolidated financial statements on pages F-21 and F-22 of this report.

      FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in the FIN 46 and is based on the concept that companies that control another entity through interests, other than voting interests, should consolidate the controlled entity. The consolidation requirements apply immediately to FIN 46 interests held in variable interest entities created after January 31, 2003, and to interests held in variable interest entities that existed prior to February 1, 2003 and remain in existence as of July 1, 2003. Additionally, FIN 46 would require certain disclosure in our 2002 financial statements if it was reasonably possible that we will consolidate or disclose information about variable interest entities in existence as of July 1, 2003. The application of FIN 46 did not result in additional disclosure in our 2002 financial statements and is not expected to have a material impact on our 2003 consolidated results of operations or financial position.

      The Emerging Issues Task Force ("EITF") of the FASB also released interpretive guidance covering several topics that impact our financial statements. These topics include revenue arrangements with multiple deliverables (EITF 00-21), customer relationship intangible assets acquired (EITF 02-17) and vendor rebates (EITF 02-16). The application of this guidance did not have a material impact on our consolidated results of operations or financial position.

14. Legal Proceedings

      On June 13, 2002, a lawsuit was filed against us and certain of our senior executives in the federal court in the Southern District of New York on behalf of a purported class of purchasers of our common shares during the period April 25, 2000 to June 11, 2002. The complaint alleges, among other things, that our press releases and SEC filings during the alleged class period contained materially false and misleading statements or omitted to state material information relating to among other things our calculation of our growth rate, accounting for acquisitions and our future acquisition obligations and our transfer of our Communicade subsidiary to Seneca Investments LLC. The complaint seeks an unspecified amount of money damages plus attorneys' fees and other costs. Eleven other complaints were subsequently filed in the same court, each making similar allegations and referencing the same class period. All but two of the complaints have been consolidated into a single proceeding, and the remaining two are expected to be included as well, with one or more lead plaintiffs to be appointed in accordance with applicable procedures.

      In addition to the proceedings described above, a shareholder derivative action was filed on June 28, 2002 by a plaintiff stockholder, purportedly on our behalf, alleging breaches of fiduciary duty, disclosure failures, abuse of control and gross mismanagement in connection with the formation of Seneca Investments LLC, including as a result of open-market sales of our common shares by our chairman and two former employee directors. The complaint seeks the imposition of a constructive trust on profits received in the stock sales, an unspecified amount of money damages and attorneys' fees and other costs. A motion has been filed to dismiss this action. Subsequently, the parties agreed to stay further proceedings in this case pending additional developments in the class action cases described above.

      Management presently expects to defend these cases vigorously. Currently, we are unable to determine the outcome of these cases and the effect on our financial position or results of operations. The outcome of any of these matters is inherently uncertain and may be affected by future events. Accordingly, there can be no assurance as to the ultimate effect of these matters.

      We are also involved from time to time in various legal proceedings in the ordinary course of business. We do not presently expect that these proceedings will have a material adverse effect on our consolidated financial position or results of operations.

15. Subsequent Events (Unaudited)

      On February 3, 2003, we offered to pay holders of the Liquid Yield Option notes due in 2031, $30 per $1,000 principal amount of notes as an incentive to the holders not to exercise their put right. In addition, on February 7, 2003, we repurchased for cash, notes from holders who tendered their notes for $2.9 million, reducing the aggregate amount of the notes due 2031 to $847.0 million.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   Quarterly Results of Operations (Unaudited)

      The following table sets forth a summary of the Company's unaudited quarterly results of operations for the years ended December 31, 2002 and 2001, in thousands of dollars except for per share amounts. The 2001 amounts have been adjusted to exclude goodwill amortization.


                                                      Quarter
                               --------------------------------------------------------
                                   First         Second         Third          Fourth
                               -----------    -----------    -----------    -----------
Revenue
   2002 ....................   $ 1,732,426    $ 1,916,569    $ 1,768,459    $ 2,118,845
   2001 ....................     1,601,133      1,746,788      1,571,012      1,970,473

Income Before Income Taxes
   2002 ....................       217,536        324,548        205,827        325,712
   2001 ....................       170,975        271,667        164,090        288,653

Income Taxes
   2002 ....................        79,858        122,014         69,696        104,069
   2001 ....................        67,723        107,613         64,340        112,452

Income After Taxes
   2002 ....................       137,678        202,534        136,131        221,643
   2001 ....................       103,252        164,054         99,750        176,201

Equity in Affiliates
   2002 ....................         2,522          3,454          2,436          5,399
   2001 ....................           410          2,880          2,521          6,858

Minority Interests
   2002 ....................       (11,634)       (18,673)       (12,463)       (25,568)
   2001 ....................        (8,382)       (15,568)        (9,916)       (18,918)

Net Income
   2002 ....................       128,566        187,315        126,104        201,474
   2001 ....................        95,280        151,366         92,355        164,141

Basic Net Income Per Share
   2002 ....................          0.69           1.01           0.68           1.08
   2001 ....................          0.52           0.83           0.50           0.89

Diluted Net Income Per Share
   2002 ....................          0.68           1.00           0.68           1.08
   2001 ....................          0.52           0.81           0.50           0.87

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                                                                     Schedule II

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                   For the Three Years Ended December 31, 2002
                             (Dollars in Thousands)

================================================================================================================
                                             Column A      Column B        Column C      Column D      Column E
----------------------------------------------------------------------------------------------------------------

                                            Balance at      Charged       Removal of    Translation     Balance
                                             Beginning     to Costs      Uncollectable  Adjustments    at End of
             Description                     of Period   and Expenses   Receivables (1)  (increase)     Period
----------------------------------------------------------------------------------------------------------------
Valuation accounts deducted from
  Assets to which they apply --
  Allowance for doubtful accounts:
December 31, 2002 .........................    $79,183      $21,846        $30,113        $(4,659)      $75,575
December 31, 2001 .........................     72,745       30,739         23,764            537        79,183
December 31, 2000 .........................     53,720       25,989          5,224          1,740        72,745

----------------------------------------------------------------------------------------------------------------

(1) Net of acquisition date balances in allowance for doubtful accounts of companies acquired of $2.0 million, $3.1 million and $7.7 million in 2002, 2001 and 2000, respectively.

                                                                    EXHIBIT 21.1

                           SUBSIDIARIES OF REGISTRANT

Significant Subsidiaries

                                                                   Percentage of Voting   Number       Number
                                                     Jurisdiction of Securities Owned      of US      of Non-US
                      Company                         Incorporation    by Registrant   subsidiaries subsidiaries
                     --------                         ------------- ------------------  -----------  ----------
Omnicom Capital Inc. ...........................      Connecticut           100%             0              0
Omnicom Finance Inc. ...........................       Delaware             100%             0              0
Omnicom Europe Limited .........................    United Kingdom          100%             3            384
Omnicom Holdings Inc. ..........................       Delaware             100%             1              0
BBDO Worldwide Inc. ............................       New York             100%            15            331
DDB Worldwide Communications Group, Inc. .......       New York             100%            12            221
TBWA Worldwide Inc. ............................       New York             100%            20            233
DAS Holdings Inc. ..............................       Delaware             100%            10              2
Omnicom Media Group Holdings Inc. ..............       Delaware             100%             4              7
Fleishman-Hillard Inc. .........................       Delaware             100%             7             16
Ketchum Inc. ...................................       Delaware             100%             3              3
InterOne Marketing Group, Inc. .................       Michigan             100%             1              1
Bernard Hodes Group, Inc .......................       Delaware             100%             2              0
Rapp Partnership Holdings Inc. .................       Delaware             100%             5              0
Cline, Davis & Mann, Inc. ......................       New York             100%             0              0
Zimmerman and Partners Advertising .............       Delaware             100%             8              0

Other Agencies


                                                                 Percentage of Voting
                                                Jurisdiction of    Security Owned by
                      Company                    Incorporation        Registrant
                     --------                    ------------     ------------------
Accel Healthcare                                   Delaware                63%
Adelphi Group                                   United Kingdom            100%
Alcone Marketing Group                            California              100%
Anderson DDB                                        Canada                100%
ARA Group                                         Netherlands             100%
Arnell Group                                       Delaware               100%
atmosphere                                         Delaware                90%
Auditoire                                           France                100%
AWE                                                Delaware               100%
Brodeur Worldwide                                Massachusetts            100%
Carlson and Partners                               New York               100%
Changing Our World                                 Delaware               100%
Clark & Weinstock                                  Delaware               100%
Claydon Heeley Jones Mason                      United Kingdom            100%
Cone                                             Massachusetts            100%
Corbett Healthcare Group                           Illinois               100%
CPM                                             United Kingdom            100%
Davie-Brown                                       California              100%
del Rivero Messianu                                Delaware                80%
Dieste, Harnel & Partners                            Texas                100%
Direct Partners                                    Delaware               100%
Doremus                                            Delaware               100%
Eden Communications Group                          Delaware               100%
Element 79 Partners                                Delaware                80%
Gavin Anderson & Company                           Delaware               100%
Generator                                           Canada                100%
Goodby, Silverstein & Partners                    California              100%
Grizzard Communications                            Delaware               100%
GSD&M                                                Texas                100%
Harrison & Star Business Group                     New York               100%
Heye & Partner                                      Germany               100%
Horrow Sports Ventures                              Florida                80%
ICON                                              Connecticut              51%
Integer Group                                      Colorado               100%
Integrated Merchandising Services                  Delaware               100%
Interbrand                                         New York               100%
InterScreen                                         Germany               100%
Jump                                                France                 90%
Kaleidoscope                                       New York               100%
Ketchum Directory Advertising                      Delaware               100%
KPR                                                New York               100%
Lieber Levett Koenig Farese Babcock                New York               100%
Lyons Lavey Nickel Swift                           New York               100%
M/A/R/C Research                                     Texas                100%
Market Star                                          Utah                 100%
Martin/Williams                                    Minnesota              100%
Matthews Media Group                               Maryland               100%
Merkley Newman Harty & Partners                    Delaware               100%
MicroMedia                                          Finland               100%
Millsport                                          Delaware                60%
Moss Dragoti                                          N/A                  N/A
National In-Store                                   Florida               100%
New Solutions                                   United Kingdom            100%
Novus                                              Delaware               100%
OMD USA Inc.                                       Delaware               100%

Other Agencies

                                                                 Percentage of Voting
                                                Jurisdiction of    Security Owned by
                      Company                    Incorporation        Registrant
                     --------                    ------------     ------------------
Organic                                            Delaware               100%
Paris Venise Design                                 France                100%
PGC Advertising                                      Texas                100%
PhD                                             United Kingdom            100%
Porter Novelli Inc.                                Delaware               100%
Radiate Sports & Entertainment Group               Delaware               100%
Russ Reid Company                                  Illinois                50%
Salesforce                                         Australia              100%
Screen                                              Germany               100%
Sellbytel                                           Germany              76.3%
Serino Coyne                                       New York                80%
Staniforth                                      United Kingdom            100%
Steiner Sports Marketing                           New York               100%
TARGIS Healthcare Communications Worldwide          Germany                85%
Tequila                                            Delaware               100%
The Ant Farm                                      California               90%
The Designory                                     California              100%
The Marketing Arm                                  Delaware               100%
The Promotion Network                                Texas                 51%
TicToc                                             Delaware                85%
TPG                                                Delaware               100%
Tracy Locke Partnership                              Texas                100%
Tribal DDB                                         Delaware               100%
U.S. Marketing & Promotions                        Delaware               100%
Washington Speakers Bureau                         Delaware               100%
Wolff Olins                                     United Kingdom            100%