Form 10-Q
period 2003-03-31
OMNICOM GROUP INC
filed 2003-05-15
CIK 29989

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended: March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing
requirements for the past 90 days. YES  X     NO ___
                                       ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined  in  Rule  12  b-2  of  the   Exchange   Act).   YES  X     NO ___
                                                             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 188,520,800 (as of April 30,
2003)

                       OMNICOM GROUP INC. AND SUBSIDIAIRES
                                      INDEX

PART I.      FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
  Item 1.    Financial Statements

             Consolidated Condensed Balance Sheets -
                  March 31, 2003 and December 31, 2002.....................    1

             Consolidated Condensed Statements of Income -
                  Three Months Ended March 31, 2003 and 2002...............    2

             Consolidated Condensed Statements of Cash Flows -
                  Three Months Ended March 31, 2003 and 2002...............    3

             Notes to Consolidated Condensed Financial Statements..........    4

  Item 2.    Management's Discussion and Analysis of Financial Condition
             And Results of Operations.....................................    8

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk....   15

  Item 4.    Controls and Procedures.......................................   16

PART II.     OTHER INFORMATION

 Item 6.     Exhibits and Reports on Form 8-K..............................   17

             Signatures....................................................   18

             Certifications of Senior Executive Officers...................   19

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                       (Unaudited)
                                                                        March 31,       December 31,
                                                                          2003             2002
                                                                          ----             ----
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ....................................   $    354,563         666,951
     Short-term investments at market, which approximates cost ....         26,085          28,930
     Accounts receivable, less allowance for doubtful accounts
        of $68,966 and $75,575 ....................................      4,027,396       3,966,550
     Billable production orders in process, at cost ...............        492,023         371,816
     Prepaid expenses and other current assets ....................        673,749         602,819
                                                                      ------------    ------------
                  Total Current Assets ............................      5,573,816       5,637,066
                                                                      ------------    ------------

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost,
     less accumulated depreciation and amortization of
     $731,292 and $717,294 ........................................        559,371         557,735
INVESTMENTS IN AFFILIATES .........................................        141,734         137,303
GOODWILL ..........................................................      4,900,160       4,850,829
INTANGIBLES, net of accumulated amortization of $92,377 and $88,132        103,316          97,730
DEFERRED TAX BENEFITS .............................................         45,591          42,539
OTHER ASSETS ......................................................        491,126         496,600
                                                                      ------------    ------------
                  TOTAL ASSETS ....................................   $ 11,815,114    $ 11,819,802
                                                                      ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable .............................................   $  4,260,470    $  4,833,681
     Advance billings .............................................        670,820         648,577
     Current portion of long-term debt ............................          6,069          35,256
     Bank loans ...................................................         95,906          50,394
     Accrued taxes and other liabilities ..........................      1,221,008       1,271,616
                                                                      ------------    ------------
                  Total Current Liabilities .......................      6,254,273       6,839,524
                                                                      ------------    ------------

LONG-TERM DEBT ....................................................        633,034         197,861
CONVERTIBLE NOTES .................................................      1,747,037       1,747,037
DEFERRED COMPENSATION AND OTHER LIABILITIES .......................        303,686         293,638
MINORITY INTERESTS ................................................        179,049         172,815

SHAREHOLDERS' EQUITY:
     Common stock .................................................         29,790          29,790
     Additional paid-in capital ...................................      1,415,345       1,419,910
     Retained earnings ............................................      2,205,801       2,114,506
     Unamortized restricted stock .................................       (124,206)       (136,357)
     Accumulated other comprehensive loss .........................       (136,699)       (154,142)
     Treasury stock ...............................................       (691,996)       (704,780)
                                                                      ------------    ------------
                  Total Shareholders' Equity ......................      2,698,035       2,568,927
                                                                      ------------    ------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......   $ 11,815,114    $ 11,819,802
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

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                 -------------------------------
                                                    2003                  2002
                                                    ----                  ----

REVENUE ..................................       $ 1,937,245        $ 1,732,426

OPERATING EXPENSES:
    Salary and service costs .............         1,340,759          1,172,538
    Office and general expenses ..........           373,132            331,029
                                                 -----------        -----------

                                                   1,713,891          1,503,567
                                                 -----------        -----------

OPERATING PROFIT .........................           223,354            228,859

NET INTEREST EXPENSE:
    Interest expense .....................            11,220             13,852
    Interest income ......................            (2,952)            (2,529)
                                                 -----------        -----------

                                                       8,268             11,323
                                                 -----------        -----------

INCOME BEFORE INCOME TAXES ...............           215,086            217,536

INCOME TAXES .............................            75,211             79,858
                                                 -----------        -----------

INCOME AFTER INCOME TAXES ................           139,875            137,678

EQUITY IN AFFILIATES .....................             2,486              2,522

MINORITY INTERESTS .......................           (13,777)           (11,634)
                                                 -----------        -----------

        NET INCOME .......................       $   128,584        $   128,566
                                                 ===========        ===========


NET INCOME PER COMMON SHARE:

        Basic.............................       $  0. 69             $    0.69
        Diluted...........................       $  0. 69             $    0.68


DIVIDENDS DECLARED PER COMMON SHARE.......       $  0.200             $   0.200

           The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                                 2003          2002
                                                                                 ----          ----
Cash flows from operating activities:
Net income ...............................................................   $   128,584    $   128,566
     Adjustments to reconcile net income to net cash provided
        by operating activities:
     Depreciation tangible assets ........................................        29,948         30,244
     Amortization of intangible assets ...................................         7,613          3,309
     Minority interests ..................................................        13,777         11,634
     Earnings of affiliates less than dividends received .................         1,251          1,082
     Tax benefit on employee stock plans .................................         1,065         10,775
     (Reductions) provisions for losses on accounts receivable ...........          (851)         1,168
     Amortization of restricted shares ...................................         9,776         15,554
     Increase in accounts receivable .....................................       (18,948)       (33,976)
     Increase in billable production orders in process ...................      (117,565)      (105,538)
     Increase in prepaid expenses and other current assets ...............       (65,050)       (46,150)
     Decrease (increase) in other assets, net ............................         8,801        (41,377)
     Net decrease in advance billings, accrued taxes and other liabilities       (48,532)      (255,742)
     Decrease in accounts payable ........................................      (613,663)      (477,737)
                                                                             -----------    -----------
        Net cash used for operating activities ...........................      (663,794)      (758,188)
                                                                             -----------    -----------
Cash flows from investing activities:
     Capital expenditures ................................................       (28,988)       (32,266)
     Payments for purchases of equity interests in subsidiaries and
        affiliates, net of cash acquired .................................       (22,044)      (106,892)
     Purchases of short-term investments .................................        (1,748)       (12,553)
     Proceeds from sale of short-term investments ........................         5,043         10,400
                                                                             -----------    -----------
        Net cash used in investing activities ............................       (47,737)      (141,311)
                                                                             -----------    -----------
Cash flows from financing activities:
     Net increase in short-term borrowings ...............................        43,448         36,625
     Net proceeds from issuance of debt and convertible debentures .......       427,354      1,310,438
     Repayments of principal of long-term debt obligations ...............       (29,677)       (13,842)
     Dividends paid ......................................................       (37,211)       (36,810)
     Purchase of treasury shares .........................................          --         (368,780)
     Other, net ..........................................................         2,726          9,666
                                                                             -----------    -----------
        Net cash provided by financing activities ........................       406,640        937,297
                                                                             -----------    -----------
Effect of exchange rate changes on cash and cash equivalents .............        (7,497)        (8,238)
                                                                             -----------    -----------
        Net (decrease) increase in cash and cash equivalents .............      (312,388)        29,560
Cash and cash equivalents at beginning of period .........................       666,951        472,151
                                                                             -----------    -----------
Cash and cash equivalents at end of period ...............................   $   354,563    $   501,711
                                                                             ===========    ===========

Supplemental disclosures:
     Income taxes paid ...................................................   $   115,483    $   140,218
     Interest paid .......................................................   $    11,044    $     9,037

           The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIAIRES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. We have prepared the consolidated condensed interim financial statements included herein without audit pursuant to Securities and Exchange Commission rules. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to these rules.

2. The accompanying financial statements reflect all adjustments, consisting of normally recurring accruals, which in the opinion of management are necessary for a fair presentation, in all material respects, of the information contained therein. Certain reclassifications have been made to the March 31, 2002 and December 31, 2002 reported amounts to conform them to the March 31, 2003 presentation. These statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2002.

3. Results of operations for interim periods are not necessarily indicative of annual results.

4. Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents which include outstanding options and restricted shares, some of which were not dilutive for the periods presented. No adjustments were made for our zero-coupon convertible notes because the conversion criteria have not been met. For purposes of computing diluted earnings per share, 773,000 and 2,819,000 common share equivalents were assumed to be outstanding for the three months ended March 31, 2003 and 2002, respectively.

          The assumed increase in net income related to the after tax compensation expense related to dividends on restricted shares was $240,000 and $271,000 for the three months ended March 31, 2003 and 2002, respectively. The number of shares used in our EPS computations were:

                                                           Three Months
                                                           Ended March 31,
                                                 -------------------------------
                                                    2003                   2002
                                                    ----                   ----
     Basic EPS Computation                      186,556,000         186,671,000
     Diluted EPS Computation                    187,329,000         189,490,000

                       OMNICOM GROUP INC. AND SUBSIDIAIRES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

5.   Total comprehensive income and its components were:

                                                       (in thousands of dollars)
                                                       -------------------------
                                                          Three Months Ended
                                                                 March 31,
                                                         -----------------------
                                                           2003          2002
                                                           ----          ----

Net income for the period ...........................    $ 128,584    $ 128,566

Foreign currency translation adjustment, net of
income taxes of $9,392 and $16,943
in 2003 and 2002, respectively ......................       17,443      (29,224)
                                                         ---------    ---------
Comprehensive income for the period .................    $ 146,027    $  99,342
                                                         =========    =========

6.   The  following  pronouncements  were  issued  by the  Financial  Accounting
     Standards Board ("FASB") in 2002: Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146); and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB No. 123 (SFAS 148).

          SFAS 146 requires costs associated with exit or disposal activities be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal costs that are initiated after December 31, 2002. We adopted SFAS 146 effective January 1, 2003. The adoption did not have an impact on our consolidated results of operations or financial position.

          SFAS 148 was issued as an amendment to FASB No. 123, Accounting for Stock-Based Compensation, and provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (in accordance with SFAS
     123). We have applied the accounting provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and we have made the annual pro forma disclosures of the effect of adopting the fair value method of accounting for employee stock options and similar instruments as required under SFAS 123 and SFAS 148. We have adopted the quarterly disclosure requirement as required under SFAS 148 during the first quarter of 2003 as set forth in note 7 below. This disclosure requirement did not have an impact on our consolidated results of operations or financial position. The FASB recently indicated that they will issue a new accounting standard that will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. We will continue to monitor the progress of the FASB with regard to the issuance of this standard.

          FIN 45 sets forth the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair

                       OMNICOM GROUP INC. AND SUBSIDIAIRES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

     value of the obligation undertaken. The application of FIN 45 did not have an impact on, or result in additional disclosure, in our March 31, 2003 consolidated results of operations or financial position.

          FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in FIN 46 and is based on the concept that companies that control another entity through interests, other than voting interests, should consolidate the controlled entity. The consolidation requirements apply immediately to FIN 46 interests held in variable interest entities created after January 31, 2003, and to interests held in variable interest entities that existed prior to February 1, 2003 and remain in existence as of July 1, 2003. The application of FIN 46 did not have an impact on, or result in additional disclosure in, our March 31, 2003 consolidated results of operations or financial position.

7. The table below summarizes the quarterly pro forma effect of adopting the fair value method of accounting for employee stock options and similar instruments.

                                                       (in thousands of dollars,
                                                       except per share amounts)
                                                       -------------------------
                                                       1st Quarter   1st Quarter
                                                          2003          2002
                                                       -----------   -----------

Net income, as reported ............................    $128,584     $128,566
Net income, pro forma ..............................     115,154      102,441
Stock-based employee compensation cost,
       net of tax, as reported .....................       8,095        7,554
Additional stock-based employee compensation cost,
       net of tax, pro forma .......................      13,430       26,125

Basic net income per share, as reported ............        0.69         0.69
Basic net income per share, pro forma ..............        0.62         0.55

Diluted net income per share, as reported ..........        0.69         0.68
Diluted net income per share, pro forma ............        0.62         0.55

                       OMNICOM GROUP INC. AND SUBSIDIAIRES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

8. All of our wholly and partially owned businesses operate within the marketing and corporate communications services industry. These agencies are organized into strategic platforms, client centric networks, geographic regions and operating groups. Our businesses provide communications services to similar type clients on a global, pan-regional and national basis. The businesses have similar cost structures, and are subject to the same general economic and competitive risks. Given these similarities, we aggregate their results into one reportable segment.

          A summary of our revenue and long-lived assets by geographic area for the three months ended March 31, 2003 and 2002 is summarized in the following table.

                                     (in thousands of dollars)
                       ---------------------------------------------------------
                       United        Euro     United      Other
                       States    Denominated  Kingdom International Consolidated
                       ------    -----------  ------- ------------- ------------
2003
Revenue ...........  $1,099,575   $388,051   $210,911    $238,708    $1,937,245
Long-Lived Assets .     317,125     80,839     82,633      78,774       559,371

2002
Revenue ...........  $1,022,129   $319,894   $182,903    $207,500    $1,732,426
Long-Lived Assets .     329,468     63,248     89,375      74,720       556,811

9. Amounts outstanding under our revolving credit facilities at March 31, 2003 include loans of $100.0 million. Additionally, $350.4 million of commercial paper was outstanding. Both are classified as long-term debt.

          We also had short-term bank loans of $95.9 million at March 31, 2003, comprised of domestic borrowings and bank overdrafts of our international subsidiaries which are unsecured loans.

          At March 31, 2003, we had committed unsecured credit lines aggregating $1,893.0 million. The unused portion of our credit lines was $1,410.0 million at March 31, 2003.

10. On February 3, 2003, we offered to pay holders of our Liquid Yield Option Notes due in 2031, $30 per $1,000 principal amount of notes as an incentive to the holders not to exercise their put right. We paid $25.4 million to qualified noteholders on February 21, 2003, which is being amortized ratably over the next year. In addition, on February 7, 2003, we repurchased for cash, notes from holders who exercised their put right for $2.9 million, reducing the aggregate amount outstanding of the notes due 2031 to $847.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Results of Operations

First Quarter 2003 Compared to First Quarter 2002

     Revenue: Our first quarter of 2003 consolidated worldwide revenue increased 11.8% to $1,937.2 million from $1,732.4 million in 2002. The effect of acquisitions, net of disposals, increased worldwide revenue by $52.7 million in the first quarter of 2003. Internal/organic growth increased worldwide revenue by $44.8 million, and foreign exchange impacts increased worldwide revenue by $107.3 million. The components of the first quarter 2003 revenue growth in the U.S. ("domestic") and the remainder of the world ("international") are summarized below ($ in millions):

                                               Total                  Domestic            International
                                        -----------------        -----------------       ---------------
                                             $         %             $          %          $          %
                                        --------      ---        --------      ---       ------      ---

March 31, 2002.......................   $1,732.4      --         $1,022.2      --        $710.2      --

Components of Revenue Changes:

Foreign exchange impact..............      107.3      6.2%            --       --         107.3     15.1%
Acquisitions.........................       52.7      3.0%           33.4     3.3%         19.3      2.7%
Organic..............................       44.8      2.6%           44.0     4.3%          0.8      0.1%
                                         -------      ---         -------     ---        ------      ---

March 31, 2003.......................   $1,937.2      11.8%      $1,099.6     7.6%       $837.6     17.9%
                                        ========      ====       ========     ===        ======     ====

The components and percentages are calculated as follows:

     o The foreign exchange impact component shown in the table is calculated by first converting the current period's local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $1,829.9 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $1,937.2 million less $1,829.9 million for the Total column in the table).

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

     o The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $1,732.4 million for the Total column in the table).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

     The components of revenue and revenue growth for the first quarter of 2003 compared to the first quarter of 2002, in our primary geographic markets are summarized below ($ in millions):

                                                  $ Revenue    % Growth
                                                  ---------    --------
         United States.......................     $1,099.6       7.6%
         Euro Markets........................        388.1      21.3%
         United Kingdom......................        210.9      15.3%
         Other...............................        238.6      15.0%
                                                   -------      ----

         Total...............................     $1,937.2      11.8%
                                                  ========      ====

     As indicated, foreign exchange impacts increased our international revenue by $107.3 million during the quarter ended March 31, 2003. The most significant impacts resulted from the continued strength of the Euro and the British Pound against the U.S. dollar, as our operations in these markets represented approximately 70.0% of our international revenue.

     The current geopolitical uncertainty combined with the prolonged weak economic conditions have created a challenging business climate. As a result, management believes that the overall demand for advertising and other marketing and corporate communications services in the near term will continue to be difficult to predict.

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

     Driven by clients' continuous demand for more effective and efficient branding activities, we strive to provide an extensive range of marketing and corporate communications services through various client centric networks that are organized to meet specific client objectives. These services include advertising, brand consultancy, crisis communications, custom publishing, database management, digital and interactive marketing, direct marketing, directory advertising, entertainment marketing, environmental design, experiential marketing, field marketing, financial/corporate business to business advertising, graphic arts, healthcare communications, instore design, investor relations, marketing research, media planning and buying, multi-cultural marketing, non-profit marketing, organizational communications, package design, product placement, promotional marketing, public affairs, public relations, real estate advertising and marketing, recruitment communications, reputation consulting, retail marketing and sports and event marketing. In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories: traditional media advertising, customer relationship management referred to as CRM, public relations and specialty communications as summarized below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

                                                                      (Dollars in millions)
                                          -------------------------------------------------------------------
                                          1st Quarter   % of      1st Quarter   % of          $          %
                                             2003      Revenue       2002      Revenue      Growth     Growth
                                          ---------    -------     --------    -------      ------     ------
Traditional media advertising             $  859.7     44.4%       $  777.8     44.9%       $ 81.9     10.5%
CRM                                          631.3     32.6%          522.7     30.2%        108.6     20.8%
Public relations                             225.0     11.6%          227.4     13.1%         (2.4)    (1.1)%
Specialty communications                     221.2     11.4%          204.5     11.8%         16.7      8.2%
                                          --------                 --------                 ------
                                          $1,937.2                 $1,732.4                 $204.8
                                          ========                 ========                 ======

         Operating Expenses: Our first quarter of 2003 worldwide operating expense increased $210.3 million, or 14.0%, to $1,713.9 million from $1,503.6 million in the first quarter of 2002, as described below.

     Salary and service costs, which are comprised of direct service costs and salary related costs, increased by $168.2 million, or 14.3%, and represented 78.2% of total operating expenses in the first quarter of 2003 versus 78.0% in the first quarter of 2002. These expenses increased as a percentage of revenue to 69.2% in the first quarter of 2003 from 67.7% in the first quarter of 2002. Salary related costs including incentive compensation and bonuses, decreased as a percentage of revenue in the first quarter of 2003 primarily as a result of reductions in incentive compensation and our continuing efforts to align permanent staffing with current work levels on a location by location basis, as well as our continued attempts to increase the variability of our cost structure by relying more upon freelance labor. This was offset by increased direct service costs including greater utilization of freelance labor, increased severance related costs and changes in the mix of our revenues.

     Office and general expenses increased by $42.1 million, or 12.7%, in the first quarter of 2003. Office and general expenses represented 21.8% of our total operating costs in the first quarter of 2003 versus 22.0% in the first quarter of 2002. Additionally, as a percentage of revenue office and general expenses increased marginally in the first quarter of 2003 to 19.3% from 19.1%. This relatively consistent year-over-year performance results from our continued efforts to better align costs with business levels on a location-by-location basis.

     For the foregoing reasons, our operating margin decreased by $5.5 million, or 2.4% to $223.4 million or 11.5% of revenue in the first quarter of 2003, from $228.9 million or 13.2% of revenue in the first quarter of 2002.

     Net Interest Expense: Our net interest expense decreased in the first quarter of 2003 to $8.3 million as compared to $11.3 million in the same period in 2002. Our gross interest expense decreased by $2.6 million to $11.2 million. This decrease resulted from the issuance in March 2002 of the $900.0 million Zero Coupon Zero Yield Convertible Notes, generally lower short-term interest rates and cash management efforts during the quarter. This was partially offset by additional interest costs associated with our payment of $30 per $1,000 principal amount of our Liquid Yield Option Notes due 2031 as an incentive to the holders not to exercise their put right. We paid $25.4 million to qualified noteholders on February 21, 2003, which is being amortized ratably over the next year. As a result of the payment made, we expect interest

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

expense to increase by $23.3 million for the full-year 2003 compared to 2002. In addition, depending on future market conditions, we may make a similar offer to holders of the Zero Coupon Zero Yield Convertible Notes due 2032 in July 2003. We cannot determine at this time if such an offer will be made or, if one is made, the amount that may be offered or actually paid. If an offer is made and a payment results, our interest expense would further increase in the second-half of 2003 compared to 2002.

     Income Taxes: Our consolidated effective income tax rate was 35.0% in the first quarter of 2003, which is consistent with our full year rate for 2002, but is less than the 36.7% rate in the first quarter of 2002. This reduction reflects the realization of our ongoing focus on tax planning.

     Minority Interests: In the first quarter of 2003, minority interest expense increased slightly to $13.8 million from $11.6 million in the first quarter of 2002, primarily due to higher earnings by companies where minority interests exist.

     Earnings Per Share (EPS): For the foregoing reasons, our net income in the first quarter of 2003, increased marginally to $128.6 million. Diluted earnings per share increased 1.4% to $0.69 in the first quarter of 2003, as compared to $0.68 in the prior year period.

Critical Accounting Policies and New Accounting Pronouncements

     To assist in better understanding our financial statements and the related management's discussion and analysis of those results, readers are encouraged to consider this information together with our discussion of critical accounting policies in the MD&A in our 2002 10-K, as well as our consolidated financial statements and the related notes included in our 2002 10-K for a more complete understanding of all of our accounting policies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Contingent Acquisition Obligations

     Certain of our acquisitions are structured with additional contingent purchase price obligations. We utilize contingent purchase price structures in an effort to minimize the risk to the Company associated with potential future negative changes in the performance of the acquired entity. We estimate that the amount of future contingent purchase price payments, assuming that the acquired businesses perform over the relevant future periods at their current profit levels, that we will be required to make for prior acquisitions is $490.2 million as of March 31, 2003. The ultimate amounts payable are dependent upon future results, are subject to changes in foreign currency exchange rates and, in accordance with GAAP, we have not recorded a liability for these items on our balance sheet since the definitive amount is not determinable or distributable. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. Our obligations change from period to period as a result of payments made during the current period, changes in the previous estimate of the acquired entities' performance, changes in foreign currency exchange rates and other factors. These differences could be material. We estimate these contingent purchase price obligations as of March 31, 2003, are as follows:

                                 ($ in millions)
     ----------------------------------------------------------------
     Remainder                                     There-
       2003         2004       2005       2006      after       Total
       ----         ----       ----       ----      -----       -----
      $231.5      $129.2      $82.6      $28.7      $18.2      $490.2

     In addition, owners of interests in certain of our subsidiaries or affiliates have the right in certain circumstances to require us to purchase additional ownership stakes in these subsidiaries or affiliates which we estimate, assuming that the subsidiaries and affiliates perform over the relevant periods at their current profit levels, could require us in future periods to pay an additional aggregate of $242.2 million, $124.5 million of which are currently exercisable. The ultimate amount payable in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. The actual amounts that we pay are likely to be different from these estimates. These differences could be material. We estimate the obligations that exist for these agreements as of March 31, 2003 are as follows:

                                                  ($ in millions)
                                     ----------------------------------------
                                      Currently    Not Currently
                                     Exercisable    Exercisable       Total
                                     -----------   -------------     ------
     Subsidiary agencies                $111.6        $102.8         $214.4
     Affiliated agencies                  12.9          14.9           27.8
                                        ------        ------         ------
          Total                         $124.5        $117.7         $242.2
                                        ======        ======         ======

If these rights were to be exercised, there would be an increase in our net income as a result of our increased ownership and the corresponding reduction in minority interest expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

     Liquidity: We had cash and cash equivalents totaling $354.6 million and $667.0 million and short-term investments totaling $26.1 million and $28.9 million at March 31, 2003 and December 31, 2002, respectively. Consistent with our historical trends in the first quarter of the year, we had negative cash flow from operations of $663.8 million, including tax payments and payments to vendors and to the media on behalf of clients. This resulted in a significant reduction in our year-end current liabilities. We funded these liabilities with cash on hand and by drawing down on available credit facilities.

     Capital Resources: We maintain two revolving credit facilities with two consortia of banks, a three-year revolving credit facility which increased from $800.0 million to $835.0 million and matures November 14, 2005 and a $1,025.0 million 364-day revolving credit facility with a maturity date of November 13, 2003. We are also an active participant in the commercial paper market with a $1,500.0 million program. Each of our bank credit facilities provide credit support for issuances under this program. As of March 31, 2003, we had $450.4 million borrowings outstanding under these credit facilities. The 364-day facility includes a provision which allows us to convert all amounts outstanding at expiration of the facility into a one-year term loan. The consortium of banks under the 364-day credit facility consists of 19 banks for which Citibank N.A. acts as agent. Other significant lending institutions include JPMorgan Chase Bank, HSBC Bank USA, San Paolo IMI S.p.A., Barclays, Wachovia and Societe Generale. A similar consortium of 16 banks provides support under the three-year revolving credit facility for which Citibank N.A. acts as administrative agent and ABN AMRO Bank acts as syndication agent. Other significant lending institutions include HSBC Bank USA, JPMorgan Chase Bank, Wachovia and Societe Generale. These facilities provide us with the ability to classify up to $1,860.0 million of our borrowings due within one year as long-term debt, as it is our intention to keep the borrowings outstanding on a long-term basis.

     We had short-term bank loans of $95.9 million and $50.4 million at March 31, 2003, and December 31, 2002, respectively comprised of domestic borrowings and bank overdrafts of our international subsidiaries which are unsecured loans.

     At March 31, 2003, we had a total of $1,747.0 million aggregate principal amount of convertible notes outstanding, including $847.0 million Liquid Yield Option Convertible Notes due 2031, which were issued in February 2001 and $900.0 million Zero Coupon Zero Yield Convertible Notes due 2032, which were issued in March 2002. The holders of our Liquid Yield Option notes have the right to cause us to repurchase up to the entire aggregate face amount of the notes then outstanding for par value in February of each year and the holders of our Zero Coupon Zero Yield Convertible Notes have the right to cause us to repurchase up to the entire aggregate face amount of the notes then outstanding for par value in August of each year. Both series of notes are convertible, at a specified ratio, only upon the occurrence of certain events, including if our common shares trade above certain levels, if we effect extraordinary transactions or if our long-term debt ratings are downgraded by at least two notches from their March 31, 2003 level of A- to BBB or lower by Standard & Poor's Investors Services, Inc., and Baa1 to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Baa3 or lower by Moody's Investors Services, Inc. These events would not, however, result in an adjustment of the number of shares issuable upon conversion. On February 3, 2003, we offered to pay holders of the Liquid Yield Option Notes due in 2031, $30 in cash per $1,000 principal amount of notes. On February 7, 2003, we repurchased for cash, $2.9 million of these notes from holders who tendered their notes in lieu of the cash payment, reducing the outstanding aggregate face amount of the Liquid Yield Option Notes to $847.0 million. We paid $25.4 million to qualified noteholders who did not tender their notes on February 21, 2003.

     At March 31, 2003, we had approximately $166.4 million of Euro-denominated bonds outstanding. The bonds pay a fixed rate of 5.2% to maturity in June 2005. The bonds serve as a hedge of our investment in Euro-denominated net assets. While an increase in the value of the euro against the dollar will result in a greater liability for interest and principal, there will be a corresponding increase in the dollar value of our euro-denominated net assets.

     Below is a summary of our debt position as of March 31, 2003 ($ in millions):

     Debt:
         Bank loans (due in less than 1 year)........................   $   95.9
         $835.0 Million Revolver  -  due November 14, 2005...........      100.0
         Commercial paper issued under 364-day Facility..............      350.4
         5.20% Euro notes  -  due June 24, 2005......................      166.4
         Convertible notes  -  due February 7, 2031..................      847.0
         Convertible notes  -  due July 31, 2032.....................      900.0
         Loan notes and sundry  -  various through 2012..............       22.3
                                                                        --------

     Total Debt......................................................   $2,482.0
                                                                        ========

     We believe that our operating cash flow combined with our available lines of credit and our access to the capital markets are sufficient to support our foreseeable cash requirements, including working capital, capital expenditures, dividends and acquisitions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

     Our operations are subject to the risk of currency exchange rate fluctuations related to our international operations. While our agencies conduct business in more than 70 different currencies, our major non-U.S. currency markets are the European Monetary Union (EMU), the United Kingdom, Japan, Brazil and Canada. Our net income is subject to risk from the translation of the revenue and expenses of our foreign operations, which are generally denominated in the local currency. The effects of currency exchange rate fluctuations on our first quarter operations were positive as discussed above.

     We do not hedge our exposure against the US dollar in the normal course of our business. We do, however, conduct global treasury operations to improve liquidity and manage third-party interest expense centrally. As an integral part of these operations, we enter into short-term forward foreign exchange contracts to hedge intercompany cash movements between subsidiaries operating in different currency markets. To the extent that our treasury centers require liquidity, they can access local currency lines of credit, our committed bank facilities or dollar-denominated commercial paper. A foreign treasury center borrowing U.S.
dollar-denominated commercial paper will generally enter into a short-term exchange contract to hedge its position.

     Outside of major markets, our subsidiaries generally borrow funds directly in their local currency. In addition, we periodically enter into cross-currency interest rate swaps to hedge our net yen investments.

     Our 2002 Form 10-K provides a more detailed discussion of the market risks affecting our operations. As of March 31, 2003, no material change had occurred in our market risks from the disclosure contained in that 10-K.

Forward-Looking Statements

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" set forth in this report contain disclosures which are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "will," "expect," "project," "estimate," "anticipate," "envisage," "plan" or "continue." These forward-looking statements are based upon our current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and anticipated actions and our future financial condition and results. The uncertainties and risks include, but are not limited to, changes in general economic conditions, competitive factors, client communication requirements, the hiring and retention of human resources and other factors. In addition, our international operations are subject to the risk of currency fluctuations, exchange controls and similar risks discussed above. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by us or on our behalf, and those differences could be material.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

Item 6. Exhibit and Reports on Form 8-K

(a) Exhibits

      99.1 Certification pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

      On February 25, 2003, we filed a Current Report on Form 8-K to furnish under Item 9 (Regulation FD Disclosure) our press release announcing our operating results for 2002 and the fourth quarter of 2002 and the text of materials used in the related call at which such results were discussed.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         OMNICOM GROUP INC.



May 15, 2003                             /s/ Randall J. Weisenburger
                                         ---------------------------------------
                                            Randall J. Weisenburger
                                            Executive Vice President
                                            and Chief Financial Officer
                                            (on behalf of Omnicom Group Inc.
                                            and as Principal Financial Officer)

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


Date:    May 15, 2003                  /s/ John D. Wren
                                       -----------------------------------------
                                                      John D. Wren
                                         Chief Executive Officer and President

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


Date:    May 15, 2003                    /s/ Randall J. Weisenburger
                                         ---------------------------------------
                                                   Randall J. Weisenburger
                                                Executive Vice President and
                                                   Chief Financial Officer