Form 10-Q
period 2003-06-30
OMNICOM GROUP INC
filed 2003-08-08
CIK 29989

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended: June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act). YES X NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 190,036,900 (as of July 31,
2003)

                       OMNICOM GROUP INC. AND SUBSIDIAIRES
                                      INDEX

PART I.     FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
  Item 1.   Financial Statements

            Consolidated Condensed Balance Sheets  -
                 June 30, 2003 and December 31, 2002........................   1

            Consolidated Condensed Statements of Income  -  Three Months
                 and Six Months Ended June 30, 2003 and 2002................   2

            Consolidated Condensed Statements of Cash Flows  -
                 Six Months Ended June 30, 2003 and 2002....................   3

            Notes to Consolidated Condensed Financial Statements............   4

  Item 2.   Management's Discussion and Analysis of Financial Condition
            And Results of Operations.......................................   9

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk......  20

  Item 4.   Controls and Procedures.........................................  21

PART II.    OTHER INFORMATION

  Item 4.   Submission of Matters to a Vote of Security Holders.............  22

  Item 6.   Exhibits and Reports on Form 8-K................................  22

            Signatures......................................................  24

            Certifications of Senior Executive Officers.....................  25

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                       (Unaudited)
                                                                        June 30,        December 31,
                                                                          2003              2002
                                                                          ----              ----
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .....................................   $    523,032    $    666,951
     Short-term investments at market, which approximates cost .....         20,547          28,930
     Accounts receivable, less allowance for doubtful accounts
        of $69,307 and $75,575 .....................................      4,176,515       3,966,550
     Billable production orders in process, at cost ................        519,676         371,816
     Prepaid expenses and other current assets .....................        679,263         602,819
                                                                       ------------    ------------
                  Total Current Assets .............................      5,919,033       5,637,066
                                                                       ------------    ------------
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost,
     less accumulated depreciation and amortization of
     $770,449 and $717,294 .........................................        569,110         557,735
INVESTMENTS IN AFFILIATES ..........................................        147,006         137,303
GOODWILL ...........................................................      5,462,458       4,850,829
INTANGIBLES, net of accumulated amortization of $106,044 and $88,132         99,832          97,730
DEFERRED TAX BENEFITS ..............................................         54,413          42,539
OTHER ASSETS .......................................................        337,843         496,600
                                                                       ------------    ------------

                  TOTAL ASSETS .....................................   $ 12,589,695    $ 11,819,802
                                                                       ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable ..............................................   $  4,543,047    $  4,833,681
     Advance billings ..............................................        678,551         648,577
     Current portion of long-term debt .............................         20,403          35,256
     Bank loans ....................................................         64,889          50,394
     Accrued taxes and other liabilities ...........................      1,262,638       1,271,616
                                                                       ------------    ------------
                  Total Current Liabilities ........................      6,569,528       6,839,524
                                                                       ------------    ------------

LONG-TERM DEBT .....................................................        184,430         197,861
CONVERTIBLE NOTES ..................................................      2,339,310       1,747,037
DEFERRED COMPENSATION AND OTHER LIABILITIES ........................        326,895         293,638
MINORITY INTERESTS .................................................        183,991         172,815

SHAREHOLDERS' EQUITY:
     Common stock ..................................................         29,790          29,790
     Additional paid-in capital ....................................      1,384,244       1,419,910
     Retained earnings .............................................      2,359,122       2,114,506
     Unamortized restricted stock ..................................       (155,432)       (136,357)
     Accumulated other comprehensive loss ..........................        (23,311)       (154,142)
     Treasury stock ................................................       (608,872)       (704,780)
                                                                       ------------    ------------
                  Total Shareholders' Equity .......................      2,985,541       2,568,927
                                                                       ------------    ------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......   $ 12,589,695    $ 11,819,802
                                                                       ============    ============

           The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)

                                      Three Months Ended June 30,   Six Months Ended June 30,
                                      ---------------------------   -------------------------
                                        2003             2002        2003             2002
                                        ----             ----        ----             ----
REVENUE ...........................   $ 2,149,508    $ 1,916,569    $ 4,086,753    $ 3,648,995

OPERATING EXPENSES:
     Salary and service costs .....     1,409,367      1,221,850      2,748,764      2,394,388
     Office and general expenses ..       403,496        364,229        777,989        695,258
                                      -----------    -----------    -----------    -----------

                                        1,812,863      1,586,079      3,526,753      3,089,646
                                      -----------    -----------    -----------    -----------

OPERATING PROFIT ..................       336,645        330,490        560,000        559,349

NET INTEREST EXPENSE:
     Interest expense .............        16,164         10,658         27,385         24,510
     Interest income ..............        (3,212)        (4,716)        (6,164)        (7,245)
                                      -----------    -----------    -----------    -----------

                                           12,952          5,942         21,221         17,265
                                      -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES ........       323,693        324,548        538,779        542,084

INCOME TAXES ......................       110,555        122,014        185,766        201,872
                                      -----------    -----------    -----------    -----------

INCOME AFTER INCOME TAXES .........       213,138        202,534        353,013        340,212

EQUITY IN AFFILIATES ..............         1,865          3,454          4,351          5,976

MINORITY INTERESTS ................       (24,256)       (18,673)       (38,033)       (30,307)
                                      -----------    -----------    -----------    -----------

        NET INCOME ................   $   190,747    $   187,315    $   319,331    $   315,881
                                      ===========    ===========    ===========    ===========
NET INCOME PER COMMON SHARE:

        Basic .....................         $1.02          $1.01          $1.71          $1.70
        Diluted ...................         $1.02          $1.00          $1.70          $1.67

DIVIDENDS DECLARED PER COMMON SHARE         $0.20          $0.20          $0.40          $0.40

           The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                              Six Months Ended June 30,
                                                                              -------------------------
                                                                                2003            2002
                                                                                ----            ----
Cash flows from operating activities:
Net income ...............................................................   $   319,331    $   315,881
     Adjustments to reconcile net income to net cash provided
        by operating activities:
     Depreciation tangible assets ........................................        60,233         59,866
     Amortization of intangible assets ...................................        16,185          7,297
     Minority interests ..................................................        38,033         30,307
     Earnings of affiliates less than dividends received .................         1,924          3,212
     Tax benefit on employee stock plans .................................         5,624         12,243
     Provisions for losses on accounts receivable ........................         2,251          2,892
     Amortization of restricted shares ...................................        23,836         31,924
     Increase in accounts receivable .....................................       (58,724)      (161,371)
     Increase in billable production orders in process ...................      (138,069)      (101,347)
     Increase in prepaid expenses and other current assets ...............       (60,969)       (37,615)
     Increase in other assets, net .......................................        (1,680)       (22,203)
     Net decrease in advance billings, accrued taxes and other liabilities      (127,194)      (432,662)
     Decrease in accounts payable ........................................      (444,050)      (101,221)
                                                                             -----------    -----------
        Net cash used for operating activities ...........................      (363,269)      (392,797)
                                                                             -----------    -----------
Cash flows from investing activities:
     Capital expenditures ................................................       (60,119)       (62,011)
     Payments for purchases of equity interests in subsidiaries and
        affiliates, net of cash acquired .................................      (173,391)      (278,938)
     Purchases of short-term investments .................................        (2,402)       (10,849)
     Proceeds from sale of short-term investments ........................        12,330         11,013
                                                                             -----------    -----------
        Net cash used in investing activities ............................      (223,582)      (340,785)
                                                                             -----------    -----------
Cash flows from financing activities:
     Net increase (decrease) in short-term borrowings ....................        10,382        (73,708)
     Net proceeds from issuance of new convertibles and debt .............       586,500      1,503,689
     Repayments of principal of long-term debt obligations ...............       (41,461)      (309,073)
     Dividends paid ......................................................       (74,716)       (73,964)
     Purchase of treasury shares .........................................            --       (368,819)
     Other, net ..........................................................       (29,303)        14,611
                                                                             -----------    -----------
        Net cash provided by financing activities ........................       451,402        692,736
                                                                             -----------    -----------

Effect of exchange rate changes on cash and cash equivalents .............        (8,470)       (21,334)
                                                                             -----------    -----------
        Net Decrease in cash and cash equivalents ........................      (143,919)       (62,180)
Cash and cash equivalents at beginning of period .........................       666,951        472,151
                                                                             -----------    -----------
Cash and cash equivalents at end of period ...............................   $   523,032    $   409,971
                                                                             ===========    ===========
Supplemental disclosures:
     Income taxes paid ...................................................   $   130,186    $   243,546
     Interest paid .......................................................   $    43,501    $    24,379

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

2. The accompanying financial statements reflect all adjustments, consisting of normally recurring accruals, which in the opinion of management are necessary for a fair presentation, in all material respects, of the information contained therein. Certain reclassifications have been made to the June 30, 2002 and December 31, 2002 reported amounts to conform them to the June 30, 2003 presentation. These statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2002.

3. Results of operations for interim periods are not necessarily indicative of annual results.

4. Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents which include outstanding options and restricted shares, some of which were not dilutive for the periods presented. No adjustments were made for our $2.3 billion aggregate principal amount of convertible notes because the conversion criteria have not been met. For purposes of computing diluted earnings per share, 953,000 and 2,414,000 common share equivalents were assumed to be outstanding for the three months ended June 30, 2003 and 2002, respectively, and 793,000 and 2,828,000 common share equivalents were assumed to be outstanding for the six months ended June 30, 2003 and 2002, respectively.

          The assumed increase in net income related to the after tax compensation expense related to dividends on restricted shares was $302,000 and $187,500 for the three months ended June 30, 2003 and 2002, respectively and $604,000 and $375,100 for the six months ended June 30, 2003 and 2002, respectively.

     The number of shares used in our EPS computations were:

                                 Three Months                 Six Months
                                Ended June 30,              Ended June 30,
                          -------------------------   --------------------------
                              2003         2002          2003          2002
                              ----         ----          ----          ----
Basic EPS Computation     187,172,000   185,705,000   186,864,000   186,227,000
Diluted EPS Computation   188,125,000   188,119,000   187,658,000   189,056,000

                       OMNICOM GROUP INC. AND SUBSIDIAIRES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

5.   Total comprehensive income and its components were:


                                                                   (in thousands of dollars)
                                                        ------------------------------------------------
                                                        Three Months Ended           Six Months Ended
                                                             June 30,                     June 30,
                                                        -------------------        ---------------------
                                                        2003         2002             2003        2002
                                                        ----         ----             ----        ----
     Net income for the period....................    $ 190,747    $ 187,315       $ 319,331   $ 315,881

     Foreign currency translation adjustment,  net
     of income taxes of $61,055 and $64,051 and
     $70,447 and $45,655 for the three  months
     and six months ended June 30, 2003 and 2002,
     respectively.................................      113,388      106,297         130,831      77,073
                                                      ---------    ---------       ---------   ---------
     Comprehensive income for the period..........    $ 304,135    $ 293,612       $ 450,162   $ 392,954
                                                      =========    =========       =========   =========

6.   The  following  pronouncements  were  issued  by the  Financial  Accounting
     Standards Board ("FASB") in 2002: Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146); Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB No. 123 (SFAS 148); Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity (SFAS 150).

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

          SFAS 148 was issued as an amendment to FASB No. 123, Accounting for Stock-Based Compensation, and provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (in accordance with SFAS
     123). We have applied the accounting provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and we have made the annual pro forma disclosures of the effect of adopting the fair value method of accounting for employee stock options and similar instruments as required under SFAS 123 and SFAS 148. We have adopted the quarterly disclosure requirement as required under SFAS 148 as set forth in note 7 below. This disclosure requirement did not have an impact on our consolidated results of operations or financial position. The FASB recently indicated that they will issue a new accounting standard that will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. We will continue to monitor the progress of the FASB with regard to the issuance of this standard.

          SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in

                       OMNICOM GROUP INC. AND SUBSIDIAIRES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

     some circumstances). While adoption is not required until the third quarter of 2003, we believe that the application will not have an impact on, or result in additional disclosure in, our consolidated results of operations or financial position.

          The following FASB Interpretations ("FINs") were issued in 2002 and 2003: FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34; and FIN 46, Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51.

          FIN 45 sets forth the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The application of FIN 45 did not have an impact on, or result in additional disclosure, in our June 30, 2003 consolidated results of operations or financial position.

          FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in FIN 46 and is based on the concept that companies that control another entity through interests, other than voting interests, should consolidate the controlled entity. The consolidation requirements apply immediately to FIN 46 interests held in variable interest entities created after January 31, 2003, and to interests held in variable interest entities that existed prior to February 1, 2003 and remain in existence as of July 1, 2003. The application of FIN 46 did not have an impact on, or result in additional disclosure in, our June 30, 2003 consolidated results of operations or financial position.

7. The table below summarizes the quarterly pro forma effect of adopting the fair value method of accounting for employee stock options and similar instruments for the three months and six months ended June 30, 2003 and 2002.


                                                       Three Months Ended June 30,     Six Months Ended June 30,
                                                           2003          2002             2003          2002
                                                       -----------   -----------       -----------   -----------
                                                           (in thousands of dollars, except per share amounts)

     Net income, as reported..........................  $ 190,747     $ 187,315         $ 319,331     $ 315,881
     Net income, pro forma............................    180,081       171,856           295,235       274,297
     Stock-based employee compensation cost,
         net of tax, as reported......................      9,030         8,619            17,125        16,173
     Additional stock-based employee compensation
          cost, net of tax, pro forma.................     10,666        15,459            24,096        41,584

     Basic net income per share, as reported..........       1.02          1.01              1.71          1.70
     Basic net income per share, pro forma............       0.96          0.93              1.58          1.47

     Diluted net income per share, as reported........       1.02          1.00              1.70          1.67
     Diluted net income per share, pro forma..........       0.96          0.92              1.58          1.47

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

          A summary of our revenue and long-lived assets by geographic area as of June 30, 2003 and 2002 is set forth in the following table.


                                                           (in thousands of dollars)
                                  ---------------------------------------------------------------------------
                                   United           Euro          United            Other
                                   States       Denominated      Kingdom        International        Total
                                   ------       -----------      -------        -------------        -----
     Revenue
     3 Months Ended June 30,
        2003                     $1,182,273     $  446,856      $  232,093       $  288,286        $2,149,508
        2002                      1,117,548        360,269         195,272          243,480         1,916,569

     Revenue
     6 Months Ended June 30,
        2003                     $2,281,848     $  834,228      $  443,683       $  526,994        $4,086,753
        2002                      2,139,678        680,167         378,174          450,976         3,648,995

     Long-lived Assets
     At June 30,
        2003                     $  315,622     $   82,657      $   86,375       $   84,456        $  569,110
        2002                        317,293         72,595          93,388           74,625           557,901

9. At June 30, 2003, we had unsecured committed credit lines of $64.9 million, which were fully drawn and are reflected as short-term bank loans. These unsecured loans were comprised of domestic borrowings and bank overdrafts of our international subsidiaries. In addition, we had unsecured committed revolving credit facilities of $1,875.0 million. There were no drawings under the revolving credit facilities and no commercial paper outstanding as of June 30, 2003.

10. In June 2003, we issued $600.0 million aggregate principal amount of Zero Coupon Zero Yield Convertible Notes due 2033. The notes are senior unsecured obligations that are convertible into 5.8 million common shares, implying a conversion price of $103.00 per common share, subject to normal anti-dilution adjustments. These notes are convertible at the specified ratio only upon the occurrence of certain events, including if our common shares trade above certain levels, if we effect extraordinary transactions or if our long-term debt ratings are downgraded from their current level to Ba1 or lower by Moody's Investors Services, Inc. ("Moody's") or BBB- or lower by Standard & Poor's Ratings Services ("S&P"). The occurrence of these events will not result in an adjustment of the number of shares issuable upon conversion. Holders of these notes have the right to put the notes back to us for, at our election, cash, stock or a combination of both on June 15, 2006, 2008, 2010, 2013, 2018, 2023 and on each June 15 annually thereafter through June 15, 2032 and we have a right to redeem the notes for cash beginning on June 15, 2010. There are no

                       OMNICOM GROUP INC. AND SUBSIDIAIRES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

      events that accelerate the noteholders' put rights. Beginning in June 2010, if the market price of our common shares exceeds certain thresholds, we may be required to pay contingent cash interest on the notes.

     The net proceeds of the issuance of these notes were $586.5 million which was used to pay down short-term bank loans and our outstanding commercial paper.

11. On February 21, 2003, we paid $25.4 million to qualified noteholders of our Liquid Yield Option Notes due in 2031, equal to $30 per $1,000 principal amount of notes as an incentive to the holders not to exercise their put right. This payment is being amortized ratably over a 12-month period. In addition, on February 7, 2003, we repurchased for cash, notes from holders who exercised their put right for $2.9 million, reducing the aggregate amount outstanding of the notes due 2031 to $847.0 million.

12. In June 2003, we acquired all of the common stock of AGENCY.COM from Seneca Investments LLC ("Seneca"). The transaction was effected by the redemption of our preferred stock in Seneca, including cumulative dividends, with a value of $181.0 million and the assumption of $15.8 million of liabilities. The redemption of the preferred stock was applied against our remaining carrying value in the preferred stock using the cost recovery method. The remaining shares of preferred stock are entitled to cumulative dividends at a rate of 8.5% compounded semiannually. Unpaid dividends accrue on a cumulative basis. No cash dividends have been paid by Seneca or accrued by the Company in 2003 and prior. Any future dividends will not be recognized until they are realized.

     At June 30, 2003, substantially all of the purchase price was allocated to goodwill. We are currently performing a valuation of the intangible assets of AGENCY.COM, and upon completion, some portion of the purchase price may be assigned to intangible assets other than goodwill. The transaction closed in June 2003 and we do not believe that any amounts that may be allocated to other intangibles will have a material impact on our June 30, 2003 interim results of operations and financial position had the allocation been completed at June 30, 2003.

13. On August 6, 2003, we paid $6.7 million to qualified noteholders holders of our Zero Coupon Zero Yield Convertible Notes due in 2032, equal to $7.50 per $1,000 principal amount of notes as an incentive to the holders not to exercise their put right. This payment is being amortized ratably over a 12-month period. In addition, on August 1, 2003, we repurchased for cash, notes from holders who exercised their put right for $7.7 million, reducing the aggregate amount outstanding of the notes due 2032 to $892.3 million. In addition, for those holders who did not exercise their put right the no call period on the notes has been extended for the period ended July 31, 2007 to July 31, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

Second Quarter 2003 Compared to Second Quarter 2002

     Revenue: Our second quarter of 2003 consolidated worldwide revenue increased 12.2% to $2,149.5 million from $1,916.6 million in the second quarter of 2002. The effect of acquisitions, net of disposals, increased worldwide revenue by $56.7 million in the second quarter of 2003. Internal/organic growth increased worldwide revenue by $49.9 million, and foreign exchange impacts increased worldwide revenue by $126.3 million. The components of the second quarter 2003 revenue growth in the U.S. ("domestic") and the remainder of the world ("international") are summarized below ($ in millions):


                                                    Total                   Domestic                 International
                                            --------------------       -------------------       -------------------
                                                  $           %             $           %             $            %
                                            -----------      ---       ----------      ---       -----------      ---

     Second Quarter ended June 30, 2002...   $  1,916.6       --        $  1,117.5      --        $    799.1       --

     Components of Revenue Changes:

     Foreign exchange impact..............        126.3      6.6%               --      --             126.3     15.8%
     Acquisitions.........................         56.7      3.0%             32.1     2.9%             24.6      3.0%
     Organic..............................         49.9      2.6%             32.7     2.9%             17.2      2.2%
                                              ---------     ----        ----------     ---        ----------     ----

     Second Quarter ended June 30, 2003...   $  2,149.5     12.2%       $  1,182.3     5.8%       $    967.2     21.0%
                                             ==========     ====        ==========     ===        ==========     ====

The components and percentages are calculated as follows:

     o The foreign exchange impact component shown in the table is calculated by first converting the current period's local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $2,023.2 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $2,149.5 million less $2,023.2 million for the Total column in the table).

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

     o The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $1,916.6 million for the Total column in the table).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

     The components of revenue and revenue growth for the second quarter of 2003 compared to the second quarter of 2002, in our primary geographic markets are summarized below ($ in millions):

                                                    $ Revenue      % Growth
                                                    ---------      --------
           United States.......................     $1,182.3         5.8%
           Euro Markets........................        446.8        24.0%
           United Kingdom......................        232.1        18.9%
           Other...............................        288.3        18.4%
                                                    --------        ----

           Total...............................     $2,149.5        12.2%
                                                    ========        ====

     As indicated, foreign exchange impacts increased our international revenue by $126.3 million during the quarter ended June 30, 2003. The most significant impacts resulted from the continued strength of the Euro and the British Pound against the U.S. dollar, as our operations in these markets represented approximately 70.0% of our international revenue.

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


                                                                     (Dollars in millions)
                                          ------------------------------------------------------------------------
                                                                  Three Months Ended June 30,
                                          ------------------------------------------------------------------------
                                             2003       % of           2002       % of             $          %
                                            Revenue    Revenue       Revenue     Revenue         Growth     Growth
                                            -------    -------       -------     -------         ------     ------
Traditional media advertising             $   944.2     43.9%       $   821.8     42.9%         $ 122.4     14.9%
CRM                                           693.3     32.3%           589.0     30.7%           104.3     17.7%
Public relations                              249.3     11.6%           245.9     12.8%             3.4      1.4%
Specialty communications                      262.7     12.2%           259.9     13.6%             2.8      1.1%
                                          ---------                 ---------                   -------
                                          $ 2,149.5                 $ 1,916.6                   $ 232.9
                                          =========                 =========                   =======

     Operating Expenses: Our second quarter of 2003 worldwide operating expense increased $226.8 million, or 14.3%, to $1,812.9 million from $1,586.1 million in the second quarter of 2002, as described below.

     Salary and service costs, which are comprised of direct service costs and salary and related costs, increased by $187.5 million, or 15.3%, and represented 77.7% of total operating expenses in the second quarter of 2003 versus 77.0% in the second quarter of 2002. These expenses increased as a percentage of revenue to 65.6% in the second quarter of 2003 from 63.8% in the second quarter of 2002. The increases were primarily the result of changes in the mix of our revenues, greater utilization of freelance labor, increased severance costs and increased investment in key personnel. This increase was offset by reductions in incentive compensation and bonuses and our continuing efforts to align permanent staffing with current work levels on a location-by-location basis, as well as our continued attempts to increase the variability of our cost structure.

     Office and general expenses increased by $39.3 million, or 10.8%, in the second quarter of 2003. Office and general expenses represented 22.3% of our total operating costs in the second quarter of 2003 versus 23.0% in the second quarter of 2002. Additionally, as a percentage of revenue, office and general expenses decreased marginally in the second quarter of 2003 to 18.8% from 19.0%. This relatively consistent year-over-year performance results from our continued efforts to better align costs with business levels on a location-by-location basis.

     For the foregoing reasons, our operating margin decreased to 15.7% in the second quarter of 2003, from 17.2% in the second quarter of 2002.

     Net Interest Expense: Our net interest expense increased in the second quarter of 2003 to $13.0 million as compared to $5.9 million in the same period in 2002. Our gross interest expense increased by $5.5 million to $16.2 million. This increase resulted from additional interest costs associated with our payment on February 21, 2003, of $30 per $1,000 principal amount of our Liquid Yield Option Notes due 2031 as an incentive to the holders not to exercise their put right. This payment to qualified noteholders amounted to $25.4 million which is being amortized ratably over a 12-month period. This was partially offset by generally lower short-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

term interest rates and cash management efforts during the quarter and the issuance in June 2003 of the $600.0 million Zero Coupon Zero Yield Convertible Notes due 2033.

     In addition, on August 6, 2003 we paid $6.7 million to qualified noteholders of the Zero Coupon Zero Yield Convertible Notes dues 2032 as an incentive to the holders not to exercise their put right. This payment is being amortized ratably over a twelve-month period.

     As a result of the amortization of the February and August payments, we expect interest expense to increase by $23.3 million for the full-year 2003 compared to 2002.

     Income Taxes: Our consolidated effective income tax rate was 34.2% in the second quarter of 2003, which is less than the 37.6% rate in the second quarter of 2002 and is slightly less than our full year rate for 2002 of 35.0%. This reduction reflects the realization of our ongoing focus on tax planning.

     Earnings Per Share (EPS): For the foregoing reasons, our net income in the second quarter of 2003, increased to $190.7 million. Diluted earnings per share increased 2.0% to $1.02 in the second quarter of 2003, as compared to $1.00 in the prior year period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Six Months 2003 Compared to Six Months 2002

         Revenue: Our consolidated worldwide revenue in the first six months of 2003 increased 12.0% to $4,086.8 million from $3,649.0 million in 2002. The effect of acquisitions, net of disposals, increased worldwide revenue by $109.5 million. Internal/organic growth increased worldwide revenue by $94.7 million, and foreign exchange impacts increased worldwide revenue by $233.6 million. The components of total 2003 revenue growth in the U.S. ("domestic") and the remainder of the world ("international") are summarized below ($ in millions):


                                               Total                   Domestic                 International
                                       --------------------       -------------------       -------------------
                                             $           %             $           %             $            %
                                       -----------      ---       ----------      ---       -----------      ---

Six Months ended June 30, 2002.......   $  3,649.0      --         $  2,139.6      --        $  1,509.4      --

Components of Revenue Changes:

Foreign exchange impact..............        233.6      6.4%              --       --             233.6     15.5%
Acquisitions.........................        109.5      3.0%             65.6     3.1%             43.9      2.9%
Organic..............................         94.7      2.6%             76.6     3.6%             18.1      1.2%
                                         ---------      ---         ---------     ---        ----------      ---

Six Months ended June 30, 2003.......   $  4,086.8      12.0%      $  2,281.8     6.7%       $  1,805.0     19.6%
                                        ==========      ====       ==========     ===        ==========     ====

The components and percentages are calculated as follows:

o The foreign exchange impact component shown in the table is calculated by first converting the current period's local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $3,853.2 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $4,086.8 million less $3,853.2 million for the Total column in the table).

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

o The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $3,649.0 million for the Total column in the table).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

     The components of total revenue and revenue growth for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, in our primary geographic markets are summarized below ($ in millions):

                                              $ Revenue            % Growth
                                              ---------            --------
     United States.......................     $  2,281.8              6.6%
     Euro Markets........................          834.2             22.7%
     United Kingdom......................          443.7             17.3%
     Other...............................          527.1             16.9%
                                              ----------             ----
     Total...............................     $  4,086.8             12.0%
                                              ==========             ====

     As indicated, foreign exchange impacts increased our international revenue by $233.6 million during the six months ended June 30, 2003. The most significant impacts resulted from the continued strength of the Euro and the British Pound against the U.S. dollar, as our operations in these markets represented approximately 70.0% of our international revenue.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

                                                               (Dollars in millions)
                                   ------------------------------------------------------------------------
                                                             Six Months Ended June 30,
                                   ------------------------------------------------------------------------
                                      2003       % of           2002       % of             $          %
                                     Revenue    Revenue       Revenue     Revenue        Growth      Growth
                                     -------    -------       -------     -------        ------      ------
Traditional media advertising      $ 1,803.9     44.1%       $ 1,599.6     43.8%       $   204.3     12.8%
CRM                                  1,324.5     32.4%         1,111.6     30.5%           212.9     19.2%
Public relations                       474.4     11.6%           473.3     13.0%             1.1      0.2%
Specialty communications               484.0     11.9%           464.5     12.7%            19.5      4.2%
                                   ---------                 ---------                 ---------
                                   $ 4,086.8                 $ 3,649.0                 $   437.8
                                   =========                 =========                 =========

     Operating Expenses: Our first half of 2003 worldwide operating expense increased $437.2 million, or 14.2%, to $3,526.8 million from $3,089.6 million in the second quarter of 2002, as described below.

     Salary and service costs, which are comprised of direct service costs and salary and related costs, increased by $354.4 million, or 14.8%, and represented 77.9% of total operating expenses in the first half of 2003 versus 77.5% in the first half of 2002. These expenses increased, both in absolute terms and as a percentage of revenue to 67.3% in the first half of 2003 from 65.6% in the first half of 2002. The increases were primarily as a result of changes in the mix of our revenues, greater utilization of freelance labor, increased severance costs and increased investment in key personnel. This increase was offset by reductions in incentive compensation and bonuses and our continuing efforts to align permanent staffing with current work levels on a location by location basis, as well as our continued attempts to increase the variability of our cost structure.

     Office and general expenses increased by $82.7 million, or 11.9%, in the first half of 2003. Office and general expenses represented 22.1% of our total operating costs in the first half of 2003 versus 22.5% in the first half of 2002. Additionally, as a percentage of revenue office and general expenses decreased marginally in the first half of 2003 to 19.0% from 19.1%. This relatively consistent year-over-year performance results from our continued efforts to better align costs with business levels on a location-by-location basis.

     For the foregoing reasons, our operating margin decreased to 13.7% in the first half of 2003, from 15.3% in the first half of 2002.

     Net Interest Expense: Our net interest expense increased in the first half of 2003 to $21.2 million as compared to $17.3 million in the same period in 2002. Our gross interest expense increased by $2.9 million to $27.4 million. This increase resulted from the additional interest costs associated with our payment on February 21, 2003, of $30 per $1,000 principal amount of our Liquid Yield Option Notes due 2031 as an incentive to the holders not to exercise their put right. This payment to qualified noteholders amounted to $25.4 million and is being amortized ratably over the 12-month period. This was partially offset by generally lower short-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

term interest rates and cash management efforts during the quarter and the issuance in June 2003 of the $600.0 million Zero Coupon Zero Yield Convertible Notes due 2033.

     In addition, on August 6, 2003 we paid $6.7 million to qualified noteholders of the Zero Coupon Zero Yield Convertible Notes dues 2032 as an incentive to the holders not to exercise their put right. This payment is being amortized ratably over a twelve-month period.

     As a result of the amortization of the February and August payments, we expect interest expense to increase by $23.3 million for the full-year 2003 compared to 2002.

     Income Taxes: Our consolidated effective income tax rate was 34.5% in the first half of 2003, which is less than the 37.2% rate in the first half of 2002 and which is slightly less than our full year rate for 2002 of 35.0%. This reduction reflects the realization of our ongoing focus on tax planning.

     Earnings Per Share (EPS): For the foregoing reasons, our net income in the first half of 2003, increased to $319.3 million. Diluted earnings per share increased 1.8% to $1.70 in the first half of 2003, as compared to $1.67 in the prior year period.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Contingent Acquisition Obligations

      Certain of our acquisitions are structured with additional contingent purchase price obligations. We utilize contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity. The amount of future contingent purchase price payments that we would be required to pay for prior acquisitions, assuming that the acquired businesses perform over the relevant future periods at their current profit levels, is approximately $375 million as of June 30, 2003. The ultimate amounts payable cannot be predicted with reasonable certainty because they are dependent upon future results, are subject to changes in foreign currency exchange rates and, in accordance with GAAP, we have not recorded a liability for these items on our balance sheet since the definitive amount is not determinable or distributable. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. Our obligations change from period to period as a result of payments made during the current period, changes in the previous estimate of the acquired entities' performance, changes in foreign currency exchange rates and other factors. These differences could be material. The contingent purchase price obligations as of June 30, 2003, calculated using the assumptions above, are as follows:

                               ($ in millions)
       ---------------------------------------------------------------------
       Remainder                                           There-
         2003        2004         2005        2006         after       Total
         ----        ----         ----        ----         -----       -----

         $115        $104         $89         $37           $30        $375

      In addition, owners of interests in certain of our subsidiaries or affiliates have the right in certain circumstances to require us to purchase additional ownership stakes in these subsidiaries or affiliates. Assuming that the subsidiaries and affiliates perform over the relevant periods at their current profit levels, the aggregate amount we could be required to pay in future periods is approximately $257 million, $129 million of which are currently exercisable. The ultimate amount payable in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. The actual amounts that we pay are likely to be different from these estimates. These differences could be material. The obligations that exist for these agreements as of June 30, 2003, calculated using the assumptions above, are as follows:

                                                ($ in millions)
                                  ---------------------------------------
                                   Currently     Not Currently
                                  Exercisable     Exercisable       Total
                                  -----------     -----------       -----

       Subsidiary agencies           $ 114           $ 118          $ 232
       Affiliated agencies              15              10             25
                                      ----           -----          -----

            Total                    $ 129           $ 128          $ 257
                                      ====           =====          =====

If these rights were to be exercised, there would be an increase in our net income as a result of our increased ownership and the corresponding reduction in minority interest expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

     Liquidity: We had cash and cash equivalents totaling $523.0 million and $667.0 million and short-term investments totaling $20.5 million and $28.9 million at June 30, 2003 and December 31, 2002, respectively. Consistent with our historical trends in the first half of the year, we had negative cash flow from operations of $363.3 million, including tax payments and payments to vendors and to the media on behalf of clients. This resulted in a significant reduction to our year-end current liabilities. We funded these liabilities with cash on hand and by drawing down on available credit facilities. As discussed below, during June 2003 we issued $600.0 million of Zero Coupon Zero Yield Convertible Notes which were used to pay down our outstanding credit facilities prior to June 30, 2003.

     Capital Resources: We maintain two revolving credit facilities with two consortia of banks, a three-year revolving $835.0 million credit facility with a maturity date of November 14, 2005 and a $1,040.0 million 364-day revolving credit facility with a maturity date of November 13, 2003. We are also an active participant in the commercial paper market with a $1,500.0 million program. Each of our bank credit facilities provide credit support for issuances under this program. As of June 30, 2003, we had no borrowings outstanding under these credit facilities. The 364-day facility includes a provision which allows us to convert all amounts outstanding at expiration of the facility into a one-year term loan. The consortium of banks under the 364-day credit facility consists of 20 banks for which Citibank N.A. acts as agent. Other significant lending institutions include JPMorgan Chase Bank, HSBC Bank USA, San Paolo IMI S.p.A., Barclays, Wachovia and Societe Generale. A similar consortium of 16 banks provides support under the three-year revolving credit facility for which Citibank N.A. acts as administrative agent and ABN AMRO Bank acts as syndication agent. Other significant lending institutions include HSBC Bank USA, JPMorgan Chase Bank, Wachovia and Societe Generale. These facilities provide us with the ability to classify up to $1,875.0 million of our borrowings due within one year as long-term debt, as it is our intention to keep the borrowings outstanding on a long-term basis.

     We had short-term bank loans of $64.9 million and $50.4 million at June 30, 2003 and December 31, 2002, respectively, comprised of domestic borrowings and bank overdrafts of our international subsidiaries which are unsecured loans.

     At June 30, 2003, we had a total of $2,347.0 million aggregate principal amount of convertible notes outstanding, including $847.0 million Liquid Yield Option Convertible Notes due 2031, which were issued in February 2001, $900.0 million Zero Coupon Zero Yield Convertible Notes due 2032, which were issued in March 2002, and $600.0 million Zero Coupon Zero Yield Convertible Notes due 2033, which were issued in June 2003. The holders of our Liquid Yield Option Convertible Notes due 2031 have the right to cause us to repurchase up to the entire aggregate face amount of the notes then outstanding for par value in February of each year. The holders of our Zero Coupon Zero Yield Convertible Notes due 2032 have the right to cause us to repurchase up to the entire aggregate face amount of the notes then outstanding for par value in August of each year. The holders of our Zero Coupon Zero Yield Convertible Notes

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

due 2033 have the right to cause us to repurchase up to the entire aggregate face amount of the notes then outstanding for par value on June 15, 2006, 2008, 2010, 2013, 2018, 2023 and on each June 15 annually thereafter through June 15, 2032. The $847.0 million Liquid Yield Option Convertible Notes due 2031 and the $900.0 million Zero Coupon Zero Yield Convertible Notes due 2032 are convertible, at specified ratios, only upon the occurrence of certain events, including if our common shares trade above certain levels, if we effect extraordinary transactions or if our long-term debt ratings are downgraded to BBB or lower by S&P, and to Baa3 or lower by Moody's or to BBB- or lower by S&P and Ba1 or lower by Moody's for the $600.0 million Zero Coupon Zero Yield Convertible Notes due 2033. These events would not, however, result in an adjustment of the number of shares issuable upon conversion.

      On February 21, 2003, we paid $25.4 million to qualified noteholders of our Liquid Yield Option Notes due in 2031, equal to $30 per $1,000 principal amount of notes as an incentive to the holders not to exercise their put right. This payment is being amortized ratably over a 12-month period. In addition, on February 7, 2003, we repurchased for cash, notes from holders who exercised their put right for $2.9 million, reducing the aggregate amount outstanding of the notes due 2031 to $847.0 million.

      On August 6, 2003, we paid $6.7 million to qualified noteholders of our Zero Coupon Zero Yield Convertible Notes due 2032, equal to $7.50 per $1,000 principal amount of notes as an incentive to the holders not to exercise their put right. This payment is being amortized ratably over a 12-month period.

     At June 30, 2003, we had Euro-denominated bonds outstanding equal to $175.0 million. The bonds pay a fixed rate of 5.2% to maturity in June 2005. The bonds serve as a hedge of our investment in Euro-denominated net assets. While an increase in the value of the euro against the dollar will result in a greater liability for interest and principal, there will be a corresponding increase in the dollar value of our euro-denominated net assets.

     Below is a summary of our debt position as of June 30, 2003 ($ in millions):

     Debt:
         Bank loans (due in less than 1 year).........................  $   64.9
         $835.0 Million Revolver  -  due November 14, 2005............       0.0
         Commercial paper issued under 364-day Facility...............       0.0
         5.20% Euro notes  -  due June 24, 2005.......................     175.0
         Convertible notes  -  due February 7, 2031...................     847.0
         Convertible notes  -  due July 31, 2032......................     900.0
         Convertible notes  -  due June 15, 2033......................     600.0
         Loan notes and sundry  -  various through 2012...............      22.1
                                                                        --------
     Total Debt.......................................................  $2,609.0
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

     Our operations are subject to the risk of currency exchange rate fluctuations related to our international operations. While our agencies conduct business in more than 70 different currencies, our major non-U.S. currency markets are the European Monetary Union (EMU), the United Kingdom, Japan, Brazil and Canada. Our net income is subject to risk from the translation of the revenue and expenses of our foreign operations, which are generally denominated in the local currency. The effects of currency exchange rate fluctuations on our first six months of operations were positive as discussed above.

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

     Our Annual Report on Form 10-K for the year ended December 31, 2002 provides a more detailed discussion of the market risks affecting our operations. As of June 30, 2003, no material change had occurred in our market risks from the disclosure contained in that 10-K.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     We held our annual shareholders' meeting on May 20, 2003. At the meeting, votes were cast for the following proposals as follows:

     To declassify Board of Director terms:

          Votes For              Votes Against           Votes Withheld
          ---------              -------------           --------------
         155,562,355                972,930                 1,322,865

     To elect the following Directors:

                                               Votes For       Votes Withheld
                                               ---------       --------------
    Errol M. Cook                             157,088,153          769,997
    Susan S. Denison                          157,489,256          368,894
    Michael A. Henning                        157,506,709          351,441
    John R. Murphy                            157,510,278          347,872
    John R. Purcell                           157,474,176          383,974
    Linda Johnson Rice                        151,472,982        6,385,168

     To approve an amendment to the Omnicom Group Inc. Equity Incentive Plan:

          Votes For              Votes Against           Votes Withheld
          ---------              -------------           --------------
         139,264,143              16,939,074                1,654,933

     To act upon a shareholder proposal to amend the Bylaws of Omnicom Group
Inc.:

         Votes For               Votes Against           Votes Withheld
         ---------               -------------           --------------
         8,416,412                129,460,491              19,981,250

Item 6. Exhibit and Reports on Form 8-K

(a)      Exhibits

 3.1 Restated Certificate of Incorporation of Omnicom Group Inc. filed with the Secretary of State of New York on May 20, 2003.

 3.2  Amended and Restated By-laws of Omnicom Group Inc.

10.1 Amendment to the Revolving Credit Agreement, dated April 30, 2003 among Omnicom Finance Inc., Omnicom Capital Inc., Omnicom Finance PLC, Omnicom Group Inc. and UBS AG.

10.2 Amendment to the 364-Day Credit Agreement, dated June 30, 2003 among Omnicom Finance Inc., Omnicom Capital Inc., Omnicom Finance plc, Omnicom Group Inc. and Fifth Third Center.

31.1 Certification of Chief Executive Officer and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 Certification of the Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) under the Exchange Act of 1934, as amended, and 18 U.S.C.ss.1350.

(b)  Reports on Form 8-K

     On April 29, 2003, we filed a Current Report on Form 8-K to furnish under
     Item 9 (Regulation FD Disclosure) our press release announcing our operating results for the first quarter of 2003 and the text of materials used in the related call at which such results were discussed.

     On June 11, 2003, we filed a Current Report on Form 8-K to file under Item 5 our press release announcing the completion of the offering of the Zero Coupon Zero Yield Notes due 2033.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         OMNICOM GROUP INC.


August 8, 2003                                  /s/ Randall J. Weisenburger
                                         ---------------------------------------
                                            Randall J. Weisenburger
                                            Executive Vice President
                                            and Chief Financial Officer
                                            (on behalf of Omnicom Group Inc.
                                             and as Principal Financial Officer)