Form 10-Q
period 2003-09-30
OMNICOM GROUP INC
filed 2003-11-07
CIK 29989

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------
(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended: September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 190,000,900 (as of October 31,
2003)

                       OMNICOM GROUP INC. AND SUBSIDIAIRES

                                      INDEX

PART I.    FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets  -
             September 30, 2003 and December 31, 2002....................   1

           Consolidated Condensed Statements of Income - Three Months
             and Nine Months Ended September 30, 2003 and 2002...........   2

           Consolidated Condensed Statements of Cash Flows  -
             Nine Months Ended September 30, 2003 and 2002...............   3

           Notes to Consolidated Condensed Financial Statements..........   4

  Item 2.  Management's Discussion and Analysis of Financial Condition
              And Results of Operations..................................   9

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk....  21

  Item 4.  Controls and Procedures.......................................  22

PART II.   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K..............................  23

           Signatures....................................................  24

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                              (Unaudited)
                                                                             September 30,     December 31,
                                                                                 2003              2002
                                                                                 ----              ----
                                     ASSETS
                                     ------
CURRENT ASSETS:
     Cash and cash equivalents ..........................................     $   563,890      $   666,951
     Short-term investments at market, which approximates cost ..........          23,822           28,930
     Accounts receivable, less allowance for doubtful accounts
        of $71,374 and $75,575 ..........................................       4,034,880        3,966,550
     Billable production orders in process, at cost .....................         596,821          371,816
     Prepaid expenses and other current assets ..........................         695,846          602,819
                                                                              -----------      -----------
                  Total Current Assets ..................................       5,915,259        5,637,066
                                                                              -----------      -----------

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost,
     less accumulated depreciation and amortization of
     $809,817 and $717,294 ..............................................         572,378          557,735
INVESTMENTS IN AFFILIATES ...............................................         145,374          137,303
GOODWILL ................................................................       5,581,450        4,850,829
INTANGIBLES, net of accumulated amortization of $110,652 and $88,132 ....          88,696           97,730
DEFERRED TAX BENEFITS ...................................................          42,216           42,539
OTHER ASSETS ............................................................         335,324          496,600
                                                                              -----------      -----------

                  TOTAL ASSETS ..........................................     $12,680,697      $11,819,802
                                                                              ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
     Accounts payable ...................................................     $ 4,468,728      $ 4,833,681
     Advance billings ...................................................         707,374          648,577
     Current portion of long-term debt ..................................          11,810           35,256
     Bank loans .........................................................          52,873           50,394
     Accrued taxes and other liabilities ................................       1,280,590        1,271,616
                                                                              -----------      -----------
                  Total Current Liabilities .............................       6,521,375        6,839,524
                                                                              -----------      -----------

LONG-TERM DEBT ..........................................................         185,014          197,861
CONVERTIBLE NOTES .......................................................       2,339,310        1,747,037
DEFERRED COMPENSATION AND OTHER LIABILITIES .............................         328,525          293,638
MINORITY INTERESTS ......................................................         189,056          172,815

SHAREHOLDERS' EQUITY:
     Common stock .......................................................          29,790           29,790
     Additional paid-in capital .........................................       1,382,025        1,419,910
     Retained earnings ..................................................       2,456,938        2,114,506
     Unamortized restricted stock .......................................        (139,868)        (136,357)
     Accumulated other comprehensive loss ...............................         (10,089)        (154,142)
     Treasury stock .....................................................        (601,379)        (704,780)
                                                                              -----------      -----------
                  Total Shareholders' Equity ............................       3,117,417        2,568,927
                                                                              -----------      -----------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............     $12,680,697      $11,819,802
                                                                              ===========      ===========

  The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)

                                          Three Months Ended September 30,    Nine Months Ended September 30,
                                          --------------------------------    ------------------------------
                                                2003            2002               2003            2002
                                                ----            ----               ----            ----

REVENUE ................................     $2,028,603      $1,768,459         $6,115,356      $5,417,454

OPERATING EXPENSES:
     Salary and service costs ..........      1,394,888       1,195,574          4,143,652       3,589,962
     Office and general expenses .......        399,304         361,494          1,177,293       1,056,752
                                             ----------      ----------         ----------      ----------

                                              1,794,192       1,557,068          5,320,945       4,646,714
                                             ----------      ----------         ----------      ----------

OPERATING PROFIT .......................        234,411         211,391            794,411         770,740

NET INTEREST EXPENSE:
     Interest expense ..................         15,418          10,365             42,803          34,874
     Interest income ...................         (3,885)         (4,801)           (10,049)        (12,045)
                                             ----------      ----------         ----------      ----------

                                                 11,533           5,564             32,754          22,829
                                             ----------      ----------         ----------      ----------

INCOME BEFORE INCOME TAXES .............        222,878         205,827            761,657         747,911

INCOME TAXES ...........................         75,510          69,696            261,276         271,568
                                             ----------      ----------         ----------      ----------

INCOME AFTER INCOME TAXES ..............        147,368         136,131            500,381         476,343

EQUITY IN AFFILIATES ...................          3,996           2,436              8,348           8,412

MINORITY INTERESTS .....................        (16,095)        (12,463)           (54,128)        (42,770)
                                             ----------      ----------         ----------      ----------

        NET INCOME .....................     $  135,269      $  126,104         $  454,601      $  441,985
                                             ==========      ==========         ==========      ==========

NET INCOME PER COMMON SHARE:

        Basic ..........................          $0.72           $0.68              $2.43           $2.37
        Diluted ........................          $0.72           $0.68              $2.42           $2.36

DIVIDENDS DECLARED PER COMMON SHARE ....          $0.20           $0.20              $0.60           $0.60

  The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                  Nine Months Ended September 30,
                                                                                  -------------------------------
                                                                                       2003               2002
                                                                                       ----               ----
Cash flows from operating activities:
Net income ....................................................................     $ 454,601      $  441,985
     Adjustments to reconcile net income to net cash provided
        by operating activities:
     Depreciation tangible assets .............................................        92,050          89,965
     Amortization of intangible assets ........................................        22,819          15,441
     Minority interests .......................................................        54,128          42,770
     Earnings of affiliates less than dividends received ......................         1,440           4,174
     Tax benefit on employee stock plans ......................................         8,946          12,235
     Provisions for losses on accounts receivable .............................         6,349           7,634
     Amortization of restricted shares ........................................        38,087          45,378
     Decrease in accounts receivable ..........................................       117,978         152,801
     Increase in billable production orders in process ........................      (211,807)       (136,566)
     Increase in prepaid expenses and other current assets ....................       (73,739)        (42,728)
     Decrease in other assets, net ............................................         9,142          42,954
     Net decrease in advance billings, accrued taxes and other liabilities ....       (83,812)       (535,135)
     Decrease in accounts payable .............................................      (551,309)       (373,580)
                                                                                    ---------      ----------
        Net cash used for operating activities ................................      (115,127)       (232,672)
                                                                                    ---------      ----------

Cash flows from investing activities:
     Capital expenditures .....................................................       (95,576)        (91,281)
     Payments for purchases of equity interests in subsidiaries and
        affiliates, net of cash acquired ......................................      (271,095)       (342,523)
     Purchases of short-term investments ......................................        (4,196)        (11,669)
     Proceeds from sale of short-term investments .............................        11,656          24,276
                                                                                    ---------      ----------
        Net cash used in investing activities .................................      (359,211)       (421,197)
                                                                                    ---------      ----------

Cash flows from financing activities:
     Decrease in short-term borrowings ........................................        (2,315)       (100,764)
     Net proceeds from issuance of new convertibles and long-term debt ........       602,074       1,190,456
     Repayments of principal of long-term debt obligations ....................       (67,165)        (73,802)
     Dividends paid ...........................................................      (111,812)       (110,958)
     Purchase of treasury shares ..............................................       (25,928)       (368,819)
     Other, net ...............................................................       (18,313)         (1,622)
                                                                                    ---------      ----------
        Net cash provided by financing activities .............................       376,541         534,491
                                                                                    ---------      ----------

Effect of exchange rate changes on cash and cash equivalents ..................        (5,264)          4,876
                                                                                    ---------      ----------
        Net Decrease in cash and cash equivalents .............................      (103,061)       (114,502)
Cash and cash equivalents at beginning of period ..............................       666,951         472,151
                                                                                    ---------      ----------

Cash and cash equivalents at end of period ....................................     $ 563,890      $  357,649
                                                                                    =========      ==========

Supplemental disclosures:
     Income taxes paid ........................................................     $ 229,556      $   280,513
     Interest paid ............................................................     $  53,712      $    32,358

  The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIAIRES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. We have prepared the consolidated condensed interim financial statements included herein without audit pursuant to Securities and Exchange
      Commission rules. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to these rules.

2. The accompanying financial statements reflect all adjustments, consisting of normally recurring accruals, which in the opinion of management are necessary for a fair presentation, in all material respects, of the information contained therein. Certain reclassifications have been made to the September 30, 2002 and December 31, 2002 reported amounts to conform them to the September 30, 2003 presentation. These statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2002.

3. Results of operations for interim periods are not necessarily indicative of annual results.

4. Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents which include outstanding options and restricted shares, some of which were not dilutive for the periods presented. No adjustments were made for our $2.3 billion aggregate principal amount of convertible notes because the conversion criteria have not been met. For purposes of computing diluted earnings per share, 1,821,000 and 786,000 common share equivalents were assumed to be outstanding for the three months ended September 30, 2003 and 2002, respectively, and 1,101,000 and 1,816,000 common share equivalents were assumed to be outstanding for the nine months ended September 30, 2003 and 2002, respectively.

            The assumed increase in net income related to the after tax compensation expense related to dividends on restricted shares was $281,000 and $252,000 for the three months ended September 30, 2003 and 2002, respectively and $843,000 and $757,000 for the nine months ended September 30, 2003 and 2002, respectively.

      The number of shares used in our EPS computations were:

                                 Three Months               Nine Months
                              Ended September 30,        Ended September 30,
                           -------------------------   ----------------------
                              2003           2002         2003          2002
                              ----           ----         ----          ----

Basic EPS Computation      187,499,000   185,865,000   187,076,000   186,107,000
Diluted EPS Computation    189,320,000   186,652,000   188,177,000   187,923,000

                       OMNICOM GROUP INC. AND SUBSIDIAIRES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

5.    Total comprehensive income and its components were:

                                                                        (in thousands of dollars)
                                                                        -------------------------
                                                              Three Months Ended          Nine Months Ended
                                                                 September 30,              September 30,
                                                             ---------------------      ---------------------
                                                               2003         2002          2003         2002
                                                               ----         ----          ----         ----

Net income for the period ..............................     $135,269     $126,104      $454,601     $441,985

Foreign currency translation adjustment, net of
income taxes of $7,119 and $3,275 and
$77,567 and $48,107 for the three months and
nine months ended September 30, 2003 and 2002,
respectively ...........................................       13,222       (4,913)      144,053       72,160
                                                             --------     --------      --------     --------

Comprehensive income for the period ....................     $148,491     $121,191      $598,654     $514,145
                                                             ========     ========      ========     ========

6. The following pronouncements were issued by the Financial Accounting Standards Board ("FASB") in 2002 with effective dates in 2003: Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146); Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB No. 123 (SFAS 148); Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity (SFAS 150).

            SFAS 146 requires costs associated with exit or disposal activities be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal costs that are initiated after December 31, 2002. We adopted SFAS 146 effective January
      1, 2003. The adoption did not have a significant impact on our consolidated results of operations or financial position.

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

            SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that

                       OMNICOM GROUP INC. AND SUBSIDIAIRES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

      an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). We adopted SFAS 150 effective July 1, 2003. The adoption did not have an impact on, or result in additional disclosure in, our September 30, 2003 consolidated results of operations or financial position.

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

            FIN 45 sets forth the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The application of FIN 45 did not have an impact on, or result in additional disclosure, in our September 30, 2003 consolidated results of operations or financial position.

            FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in FIN 46 and is based on the concept that companies that control another entity through interests, other than voting interests, should consolidate the controlled entity. The consolidation requirements apply immediately to FIN 46 interests held in variable interest entities created after January 31, 2003. For interests held in variable interest entities that existed prior to February 1, 2003, implementation has been delayed to December 31, 2003. The application of FIN 46 did not have an impact on, or result in additional disclosure in, our September 30, 2003 consolidated results of operations or financial position.

7. The table below summarizes the quarterly pro forma effect of adopting the fair value method of accounting for employee stock options and similar instruments for the three months and nine months ended September 30, 2003 and 2002.

                                                           Three Months Ended September 30,    Nine Months Ended September 30,
                                                                 2003            2002               2003            2002
                                                               --------        --------           --------        --------
                                                                   (in thousands of dollars, except per share amounts)
                                                                   ---------------------------------------------------

Net income, as reported ...............................        $135,269        $126,104           $454,601        $441,985
Net income, pro forma .................................         124,729         110,508            419,861         385,104
Stock-based employee compensation cost,
    net of tax, as reported ...........................           9,483           7,900             26,608          24,074
Additional stock-based employee compensation cost,
    net of tax, pro forma .............................          10,538          15,584             34,732          56,883

Basic net income per share, as reported ...............            0.72            0.68               2.43            2.37
Basic net income per share, pro forma .................            0.67            0.59               2.24            2.07

Diluted net income per share, as reported .............            0.72            0.68               2.42            2.36
Diluted net income per share, pro forma ...............            0.67            0.59               2.24            2.07

                       OMNICOM GROUP INC. AND SUBSIDIAIRES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

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

            A summary of our revenue and long-lived assets by geographic area as of September 30, 2003 and 2002 is set forth in the following table.

                                                                (in thousands of dollars)
                                         ---------------------------------------------------------------------------
                                           United           Euro           United           Other
                                           States        Denominated       Kingdom      International        Total
                                           ------        -----------       -------      -------------        -----
       Revenue
       3 Months Ended September 30,
          2003                           $1,111,099     $  411,551        $223,471        $282,482        $2,028,603
          2002                              991,446        346,455         205,336         225,222         1,768,459

       Revenue
       9 Months Ended September 30,
          2003                           $3,392,877     $1,245,782        $667,150        $809,547        $6,115,356
          2002                            3,131,124      1,026,621         583,512         676,197         5,417,454

       Long-lived Assets
       at September 30,
          2003                           $ 308,119      $   88,259        $ 86,030        $ 89,970        $  572,378
          2002                             311,177          69,426          87,225          79,205           547,033

9. At September 30, 2003, we had unsecured committed credit lines of $52.9 million, which were fully drawn and are reflected as short-term bank loans. These unsecured loans were comprised of local borrowings and bank overdrafts of our international subsidiaries. In addition, we had unsecured committed revolving credit facilities of $1,875.0 million. There were no drawings under the revolving credit facilities and no commercial paper outstanding as of September 30, 2003.

10. In June 2003, we issued $600.0 million aggregate principal amount of Zero Coupon Zero Yield Convertible Notes due 2033. The notes are senior unsecured obligations that are convertible into 5.8 million common shares, implying a conversion price of $103.00 per common share, subject to normal anti-dilution adjustments. These notes are convertible at the specified ratio only upon the occurrence of certain events, including if our common shares trade above certain levels, if we effect extraordinary transactions or if our long-term debt ratings are downgraded from their current level to Ba1 or lower by Moody's Investors Services, Inc. ("Moody's") or BBB- or lower by Standard & Poor's Ratings Services ("S&P"). The occurrence of these events will not result in an adjustment of the number of shares issuable upon conversion. Holders of these notes have the right to put the notes back to us for, at our election, cash, stock or a combination of both on June 15, 2006, 2008, 2010, 2013, 2018, 2023 and on each June 15 annually thereafter through June 15, 2032 and we have a right to redeem the notes for cash beginning on June 15, 2010. There are no events that accelerate the noteholders' put rights. Beginning in June 2010, if the market

                       OMNICOM GROUP INC. AND SUBSIDIAIRES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

      price of the notes exceeds certain thresholds, we may be required to pay contingent cash interest on the notes.

      The net proceeds of the issuance of these notes were $586.5 million which was used to pay down short-term bank loans and our outstanding commercial paper. The issuance costs of $13.5 million are being amortized over a period through the first put date of June 2006.

11. On February 21, 2003, we paid $25.4 million to qualified noteholders of our Liquid Yield Option Notes due in 2031, equal to $30 per $1,000 principal amount of notes as an incentive to the holders not to exercise their put right. This payment is being amortized over the 12-month period ended February 2004. In addition, on February 7, 2003, we repurchased for cash, notes from holders who exercised their put right for $2.9 million, reducing the aggregate amount outstanding of the notes due 2031 to $847.0 million.

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

      Substantially all of the purchase price was allocated to goodwill. We are currently performing a valuation of the intangible assets of AGENCY.COM, and upon completion, some portion of the purchase price may be assigned to intangible assets other than goodwill. We do not believe that any amounts that may be allocated to other intangibles would have had a material impact on our September 30, 2003 interim results of operations and financial position had the allocation been completed.

13. On August 6, 2003, we paid $6.7 million to qualified noteholders of our Zero Coupon Zero Yield Convertible Notes due in 2032, equal to $7.50 per $1,000 principal amount of notes as an incentive to the holders not to exercise their put right. This payment is being amortized over the 12-month period ended August 2004. In addition, on August 1, 2003, we repurchased for cash, notes from holders who exercised their put right for $7.7 million, reducing the aggregate amount outstanding of the notes due 2032 to $892.3 million. For those holders who did not exercise their put right, the no call period on the notes was extended from July 31, 2007 to July 31, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

Third Quarter 2003 Compared to Third Quarter 2002

      Revenue: Our third quarter of 2003 consolidated worldwide revenue increased 14.7% to $2,028.6 million from $1,768.5 million in the third quarter of 2002. The effect of acquisitions, net of disposals, increased worldwide revenue by $87.2 million in the third quarter of 2003. Internal/organic growth increased worldwide revenue by $92.7 million, and foreign exchange impacts increased worldwide revenue by $80.2 million. The components of the third quarter 2003 revenue growth in the U.S. ("domestic") and the remainder of the world ("international") are summarized below ($ in millions):

                                                        Total                 Domestic           International
                                                  -----------------      -----------------      ---------------
                                                     $           %          $           %          $         %
                                                  --------     ----      --------     ----      ------     ----

Third Quarter ended September 30, 2002 ......     $1,768.5       --      $  991.5       --      $777.0       --

Components of Revenue Changes:

Foreign exchange impact .....................         80.2      4.6%           --       --        80.2     10.4%
Acquisitions ................................         87.2      4.9%         53.5      5.4%       33.7      4.3%
Organic .....................................         92.7      5.2%         66.1      6.7%       26.6      3.4%
                                                  --------     ----      --------     ----      ------     ----

Third Quarter ended September 30, 2003 ......     $2,028.6     14.7%     $1,111.1     12.1%     $917.5     18.1%
                                                  ========     ====      ========     ====      ======     ====

The components and percentages are calculated as follows:

      o The foreign exchange impact component shown in the table is calculated by first converting the current period's local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $1,948.4 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $2,028.6 million less $1,948.4 million for the Total column in the table).

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

      o The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $1,768.5 million for the "Total" column in the table).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

      The components of revenue and revenue growth for the third quarter of 2003 compared to the third quarter of 2002, in our primary geographic markets are summarized below ($ in millions):

                                          $ Revenue      % Growth
                                          ---------      --------

             United States..........       $1,111.1        12.1%
             Euro Markets...........          411.6        18.8%
             United Kingdom.........          223.5         8.8%
             Other..................          282.4        25.4%
                                           --------        ----

             Total..................       $2,028.6        14.7%
                                           ========        ====

      As indicated, foreign exchange impacts increased our international revenue by $80.2 million during the quarter ended September 30, 2003. The most significant impacts resulted from the continued strength of the Euro and the British Pound against the U.S. dollar, as our operations in these markets represented approximately 70.0% of our international revenue.

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

      Driven by our clients' continuous demand for more effective and efficient branding activities, we strive to provide an extensive range of marketing and corporate communications services through various client centric networks that are organized to meet specific client objectives. These services include advertising, brand consultancy, crisis communications, custom publishing, database management, digital and interactive marketing, direct marketing, directory advertising, entertainment marketing, environmental design, experiential marketing, field marketing, financial/corporate business to business advertising, graphic arts, healthcare communications, instore design, investor relations, marketing research, media planning and buying, multi-cultural marketing, non-profit marketing, organizational communications, package design, product placement, promotional marketing, public affairs, public relations, real estate advertising and marketing, recruitment communications, reputation consulting, retail marketing and sports and event marketing. In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories: traditional media advertising, customer relationship management referred to as CRM, public relations and specialty communications as summarized below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

                                                                   (Dollars in millions)
                                          -----------------------------------------------------------------------
                                                             Three Months Ended September 30,

                                            2003        % of           2002        % of           $          %
                                           Revenue     Revenue        Revenue     Revenue       Growth     Growth
                                           -------     -------        -------     -------       ------     ------
Traditional media advertising             $  844.5      41.6%        $  749.4      42.4%        $ 95.1      12.7%
CRM                                          717.7      35.4%           599.0      33.9%         118.7      19.8%
Public relations                             232.1      11.4%           220.7      12.4%          11.4       5.2%
Specialty communications                     234.3      11.6%           199.4      11.3%          34.9      17.5%
                                          --------                   --------                   ------

                                          $2,028.6                   $1,768.5                   $260.1      14.7%
                                          ========                   ========                   ======      =====

      Operating Expenses: Our 2003 third quarter worldwide operating expenses increased $237.1 million, or 15.2%, to $1,794.2 million from $1,557.1 million in the third quarter of 2002. As a percentage of revenue, operating expenses increased marginally to 88.4% in the third quarter of this year, compared to 88.0% in the comparable period last year.

      Salary and service costs represent the largest part of operating expenses. As a percentage of operating expenses, they were 77.7% in the third quarter of 2003 and 76.8% in the third quarter of 2002. These costs are comprised of direct service costs and salary and related costs. Most of, or 84.1% of the $237.1 million increase in operating expenses this quarter resulted from increases in salary and service costs. This $199.3 million increase in salary and service costs was attributable to increased revenue levels, greater utilization of freelance labor, continued investment in new and key personnel, increased severance costs, as well as an increase in incentive compensation. As a result, salary and service costs as a percentage of revenues increased period-to-period from 67.6% in the third quarter of 2002 to 68.8% in the third quarter of 2003.

      The increased costs in salary and service costs have been partially offset by certain benefits achieved from our continuing efforts to align permanent staffing with current work levels on a location-by-location basis.

      Office and general expenses represented 22.3% and 23.2% of our operating expenses in the third quarter of 2003 and 2002, respectively. These costs are comprised of office and equipment rent, depreciation and amortization, professional fees and other overhead expenses. As a percentage of revenue, office and general expenses decreased in the third quarter of 2003 to 19.7% from 20.4%. This year-over-year decrease resulted from our continuing efforts to better align these costs with business levels on a location-by-location basis, as well as from increased revenue levels.

      We expect our efforts to control operating expenses will continue, but we anticipate that it will remain difficult. Accordingly, we continue to look for ways to increase the variability of our cost structure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

      For the foregoing reasons, our operating margin decreased to 11.6% in the third quarter of 2003, from 12.0% in the third quarter of 2002.

      Net Interest Expense: Our net interest expense increased in the third quarter of 2003 to $11.5 million compared to $5.6 million in the same period in 2002. Our gross interest expense increased by $5.1 million to $15.4 million. This increase resulted from additional interest costs associated with our payments, on February 21, 2003, of $30 per $1,000 principal amount of our Liquid Yield Option Notes due 2031 and, on August 6, 2003, of $7.50 per $1,000 principal amount of our Zero Coupon Zero Yield Convertible Notes due 2032 as incentives to the holders not to exercise their put rights. These payments to qualified noteholders due 2031 of $25.4 million and to noteholders due 2032 of $6.7 million are being amortized ratably over 12-month periods. This increase was partially offset by marginally lower short-term interest rates and cash management efforts during the quarter.

      The amortization of the February and August payments impacts interest expense by $22.9 million for the full-year 2003 compared to 2002.

      Income Taxes: Our consolidated effective income tax rate was 33.9% in the third quarter of 2003, which is similar to the rate in the third quarter of 2002.

      Earnings Per Share (EPS): For the foregoing reasons, our net income in the third quarter of 2003, increased 7.3% to $135.3 million. Diluted earnings per share increased 5.9% to $0.72 in the third quarter of 2003, as compared to $0.68 in the prior year period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Nine Months 2003 Compared to Nine Months 2002

      Revenue: Our consolidated worldwide revenue in the first nine months of 2003 increased 12.9% to $6,115.4 million from $5,417.5 million in 2002. The effect of acquisitions, net of disposals, increased worldwide revenue by $196.6 million. Internal/organic growth increased worldwide revenue by $187.5 million, and foreign exchange impacts increased worldwide revenue by $313.8 million. The components of total 2003 revenue growth in the U.S. ("domestic") and the remainder of the world ("international") are summarized below ($ in millions):

                                                        Total                  Domestic             International
                                                  -----------------       -----------------       -----------------
                                                     $           %           $          %            $           %
                                                  --------     ----       --------     ---        --------     ----

     Nine Months ended September 30, 2002....     $5,417.5       --       $3,131.1      --        $2,286.4       --

     Components of Revenue Changes:

     Foreign exchange impact.................        313.8      5.8%            --      --           313.8     13.7%
     Acquisitions............................        196.6      3.6%         119.0     3.8%           77.6      3.4%
     Organic.................................        187.5      3.5%         142.8     4.6%           44.7      2.0%
                                                  --------     ----       --------     ---        --------     ----

     Nine Months ended September 30, 2003.        $6,115.4     12.9%      $3,392.9     8.4%       $2,722.5     19.1%
                                                  ========     ====       ========     ===        ========     ====

The components and percentages are calculated as follows:

      o The foreign exchange impact component shown in the table is calculated by first converting the current period's local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $5,801.6 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $6,115.4 million less $5,801.6 million for the Total column in the table).

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

      o The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $5,417.5 million for the "Total" column in the table).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

      The components of revenue and revenue growth for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, in our primary geographic markets are summarized below ($ in millions):

                                                  $ Revenue     % Growth
                                                  ---------     --------

             United States...................     $3,392.9         8.4%
             Euro Markets....................      1,245.8        21.3%
             United Kingdom..................        667.2        14.3%
             Other...........................        809.5        19.7%
                                                   -------        ----

             Total...........................     $6,115.4        12.9%
                                                  ========        ====

      As indicated, foreign exchange impacts increased our international revenue by $313.8 million during the nine months ended September 30, 2003. The most significant impacts resulted from the continued strength of the Euro and the British Pound against the U.S. dollar, as our operations in these markets represented approximately 70.0% of our international revenue.

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

      Driven by our clients' continuous demand for more effective and efficient branding activities, we strive to provide an extensive range of marketing and corporate communications services through various client centric networks that are organized to meet specific client objectives. These services include advertising, brand consultancy, crisis communications, custom publishing, database management, digital and interactive marketing, direct marketing, directory advertising, entertainment marketing, environmental design, experiential marketing, field marketing, financial/corporate business to business advertising, graphic arts, healthcare communications, instore design, investor relations, marketing research, media planning and buying, multi-cultural marketing, non-profit marketing, organizational communications, package design, product placement, promotional marketing, public affairs, public relations, real estate advertising and marketing, recruitment communications, reputation consulting, retail marketing and sports and event marketing. In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories: traditional media advertising, customer relationship management referred to as CRM, public relations and specialty communications as summarized below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

                                                                   (Dollars in millions)
                                          -----------------------------------------------------------------------
                                                                Nine Months Ended September 30,

                                            2003        % of           2002        % of           $          %
                                           Revenue     Revenue        Revenue     Revenue       Growth     Growth
                                           -------     -------        -------     -------       ------     ------
Traditional media advertising             $2,648.4      43.3%        $2,349.1      43.4%        $299.3      12.7%
CRM                                        2,042.2      33.4%         1,710.6      31.6%         331.6      19.4%
Public relations                             706.5      11.6%           694.0      12.8%          12.5       1.8%
Specialty communications                     718.3      11.7%           663.8      12.2%          54.5       8.2%
                                          --------                   --------                   ------

                                          $6,115.4                   $5,417.5                   $697.9      12.9%
                                          ========                   ========                   ======      =====

      Operating Expenses: During the first nine months of 2003 worldwide operating expenses increased $674.2 million, or 14.5%, to $5,320.9 million from $4,646.7 million in the first nine months of 2002. As a percentage of revenue, operating expenses were 87.0% in the first nine months of this year, compared to 85.8% in the comparable nine months last year.

      Salary and service costs represent the largest part of operating expenses. As a percentage of operating expenses, they were 77.9% in the first nine months of 2003 and 77.3% in the first nine months of 2002. These costs are comprised of direct service costs and salary and related costs. The majority, or 82.1% of the $674.2 million increase in operating expenses during the first nine months resulted from increases in salary and service costs. This $553.7 million increase in salary and service costs was attributable to increased revenue levels, greater utilization of freelance labor, continued investment in new and key personnel and increased severance costs. As a result, salary and service costs as a percentage of revenues increased period-to-period from 66.3% in the first nine months of 2002 to 67.8% in the first nine months of 2003.

      The increased costs in salary and service costs have been partially offset by certain benefits achieved from our continuing efforts to align permanent staffing with current work levels on a location-by-location basis.

      Office and general expenses represented 22.1% and 22.7% of our operating expenses in the first nine months of 2003 and 2002, respectively. These costs are comprised of office and equipment rent, depreciation and amortization, professional fees and other overhead expenses. As a percentage of revenue, office and general expenses decreased in the first nine months of 2003 to 19.3% from 19.5%. This year-over-year improvement in performance resulted from our continuing efforts to better align these costs with business levels on a location-by-location basis, as well as from increased revenue levels.

      We expect our efforts to control operating expenses will continue, but we anticipate that it will remain difficult. Accordingly, we continue to look for ways to increase the variability of our cost structure.

      For the foregoing reasons, our operating margin decreased to 13.0% in the first nine months of 2003, from 14.2% in the first nine months of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

      Net Interest Expense: Our net interest expense increased in the first nine months of 2003 to $32.8 million compared to $22.8 million in the same period in 2002. Our gross interest expense increased by $42.8 million to $34.9 million. This increase resulted from the additional interest costs associated with our payments, on February 21, 2003, of $30 per $1,000 principal amount of our Liquid Yield Option Notes due 2031 and, on August 6, 2003 of $7.50 per $1,000 principal amount of our Zero Coupon Zero Yield Convertible Notes due 2032 as incentives to the holders not to exercise their put rights. These payments to qualified noteholders amounted to $25.4 million and $6.7 million, respectively, and are being amortized ratably over 12-month periods. This increase was partially offset by marginally lower short-term interest rates and cash management efforts during the first nine months.

      The amortization of the February and August payments impacts interest expense by $22.9 million for the full-year 2003 compared to 2002.

      Income Taxes: Our consolidated effective income tax rate was 34.3% in the first nine months of 2003, which is slightly less than our full year rate for 2002 of 35.0%. This reduction reflects the realization of our ongoing focus on tax planning.

      Earnings Per Share (EPS): For the foregoing reasons, our net income in the first nine months of 2003, increased 2.9% to $454.6 million. Diluted earnings per share increased 2.5% to $2.42 in the first nine months of 2003, as compared to $2.36 in the prior year period.

Critical Accounting Policies and New Accounting Pronouncements

      To assist in better understanding our financial statements and the related management's discussion and analysis of those results, readers are encouraged to consider our discussion of critical accounting policies in the MD&A section of our 2002 Form 10-K, as well as our consolidated financial statements and the related notes included in our 2002 Form 10-K for a more complete understanding of all of our accounting policies. There have been no material changes in them since then.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Contingent Acquisition Obligations

      Certain of our acquisitions are structured with additional contingent purchase price obligations. We utilize contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity. The amount of future contingent purchase price payments that we would be required to pay for prior acquisitions, assuming that the acquired businesses perform over the relevant future periods at their current profit levels, is approximately $324 million as of September 30, 2003. The ultimate amounts payable cannot be predicted with reasonable certainty because they are dependent upon future results and are subject to changes in foreign currency exchange rates. In accordance with GAAP, we have not recorded a liability for these items on our balance sheet since the definitive amount is not determinable or distributable. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. Our obligations change from period to period as a result of payments made during the current period, changes in the previous estimate of the acquired entities' performance, changes in foreign currency exchange rates and other factors. These differences could be material. The contingent purchase price obligations as of September 30, 2003, calculated using the assumptions above, are as follows:

                               ($ in millions)
     ------------------------------------------------------------------
     Remainder                                       There-
       2003        2004        2005       2006       after        Total
       ----        ----        ----       ----       -----        -----
       $29         $114        $104        $41        $36          $324

      In addition, owners of interests in certain of our subsidiaries or affiliates have the right in certain circumstances to require us to purchase additional ownership stakes in these subsidiaries or affiliates. Assuming that the subsidiaries and affiliates perform over the relevant periods at their current profit levels, the aggregate amount we could be required to pay in future periods is approximately $257 million, $119 million of which are currently exercisable. The ultimate amount payable in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised. The actual amounts that we pay are likely to be different from these estimates. These differences could be material. The obligations that exist for these agreements as of September 2003, calculated using the assumptions above, are as follows:

                                                ($ in millions)
                                   ---------------------------------------
                                    Currently      Not Currently
                                   Exercisable      Exercisable      Total
                                   -----------      -----------      -----

     Subsidiary agencies               $111             $128          $239
     Affiliated agencies                  8               10            18
                                       ----             ----          ----

          Total                        $119             $138          $257
                                       ====             ====          ====

If these rights were to be exercised, there would be an increase in our net income as a result of our increased ownership and the corresponding reduction in minority interest expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

      Liquidity: We had cash and cash equivalents totaling $563.9 million and $667.0 million and short-term investments totaling $23.8 million and $28.9 million at September 30, 2003 and December 31, 2002, respectively. Consistent with our historical trends in the first nine months of the year, we had negative cash flow from operations of $115.1 million, as a result of a significant reduction in our year-end current liabilities, primarily due to tax payments, payments to vendors and to the media on behalf of clients. We funded these liabilities with cash on hand and by drawing down on available credit facilities. As discussed below, during June 2003 we issued $600.0 million of Zero Coupon Zero Yield Convertible Notes. The net proceeds of which were used to pay down our outstanding credit facilities prior to June 30, 2003.

      Capital Resources: We maintain two revolving credit facilities with two consortia of banks, a three-year revolving $835.0 million credit facility with a maturity date of November 14, 2005 and a $1,040.0 million 364-day revolving credit facility with a maturity date of November 13, 2003. We are also an active participant in the commercial paper market with a $1,500.0 million program. Each of our bank credit facilities provide credit support for issuances under this program. As of September 30, 2003, we had no borrowings outstanding under these credit facilities. The 364-day revolving credit facility includes a provision which allows us to convert all amounts outstanding at expiration of the facility into a one-year term loan. The consortium of banks under the 364-day credit facility consists of 20 banks for which Citibank N.A. acts as agent. Other significant lending institutions include JPMorgan Chase Bank, HSBC Bank USA, San Paolo IMI S.p.A., Barclays, Wachovia and Societe Generale. A similar consortium of 16 banks provides support under the three-year revolving credit facility for which Citibank N.A. acts as administrative agent and ABN AMRO Bank acts as syndication agent. Other significant lending institutions include HSBC Bank USA, JPMorgan Chase Bank, Wachovia and Societe Generale. These facilities provide us with the ability to classify up to $1,875.0 million of our borrowings due within one year as long-term debt, as it is our intention to keep the borrowings outstanding on a long-term basis.

      We have received written commitments from a consortia of banks to renew the 364-day revolving credit facility. The renewal will be effective November 13, 2003. The facility will be renewed under the same terms as the current facility, however, the amount of the facility has been increased to $1,200.0 million.

      We had short-term bank loans of $52.9 million and $50.4 million at September 30, 2003 and December 31, 2002, respectively, comprised of local borrowings and bank overdrafts of our international subsidiaries which are unsecured loans.

      At September 30, 2003, we had a total of $2,339.3 million aggregate principal amount of convertible notes outstanding, including $847.0 million Liquid Yield Option Convertible Notes due 2031, which were issued in February 2001, $892.3 million Zero Coupon Zero Yield Convertible Notes due 2032, which were issued in March 2002, and $600.0 million Zero Coupon Zero Yield Convertible Notes due 2033, which were issued in June 2003. The holders of our

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Liquid Yield Option Convertible Notes due 2031 have the right to cause us to repurchase up to the entire aggregate face amount of the notes then outstanding for par value in February of each year. The holders of our Zero Coupon Zero Yield Convertible Notes due 2032 have the right to cause us to repurchase up to the entire aggregate face amount of the notes then outstanding for par value in August of each year. The holders of our Zero Coupon Zero Yield Convertible Notes due 2033 have the right to cause us to repurchase up to the entire aggregate face amount of the notes then outstanding for par value on June 15, 2006, 2008, 2010, 2013, 2018, 2023 and on each June 15 annually thereafter through June 15, 2032. The Liquid Yield Option Convertible Notes due 2031, the Zero Coupon Zero Yield Convertible Notes due 2032 and the Zero Coupon Zero Yield Notes due 2033 are convertible, at specified ratios, only upon the occurrence of certain events, including if our common shares trade above certain levels, if we effect extraordinary transactions or, in the case of the Liquid Yield Option Convertible Notes due 2031 and the Zero Coupon Zero Yield Convertible Notes due 2032, if our long-term debt ratings are downgraded to BBB or lower by S&P, and to Baa3 or lower by Moody's or, in the case of the Zero Coupon Zero Yield Notes due 2033, to BBB- or lower by S&P and Ba1 or lower by Moody's. These events would not, however, result in an adjustment of the number of shares issuable upon conversion and would not accelerate the holder's right to cause us to repurchase the notes.

      On February 21, 2003, we paid $25.4 million to qualified noteholders of our Liquid Yield Option Notes due in 2031, equal to $30 per $1,000 principal amount of notes as an incentive to the holders not to exercise their put right. This payment is being amortized over the 12-month period ended February 2004. On February 7, 2003, we repurchased for cash, notes from holders who exercised their put right for $2.9 million, reducing the aggregate amount outstanding of the notes due 2031 to $847.0 million.

      On August 6, 2003, we paid $6.7 million to qualified noteholders of our Zero Coupon Zero Yield Convertible Notes due in 2032, equal to $7.50 per $1,000 principal amount of notes as an incentive to the holders not to exercise their put right. This payment is being amortized over the 12-month period ended August 2004. On August 1, 2003, we repurchased for cash, notes from holders who exercised their put right for $7.7 million, reducing the aggregate amount outstanding of the notes due 2032 to $892.3 million.

      At September 30, 2003, we had Euro-denominated bonds outstanding equal to
(euro)152.4 million or $177.7 million. The bonds pay a fixed rate of 5.2% to maturity in June 2005. The bonds serve as a hedge of our investment in Euro-denominated net assets. While an increase in the value of the euro against the dollar will result in a greater liability for interest and principal, there will be a corresponding increase in the dollar value of our euro-denominated net assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

      Our debt as of September 30, 2003 ($ in millions) was as follows:

      Debt:

         Bank loans (due in less than 1 year)....................    $   52.9
         $835.0 Million Revolver  -  due November 14, 2005.......          --
         Commercial paper issued under 364-day Facility..........          --
         5.20% Euro notes  -  due June 24, 2005 ((euro)152.4)....       177.7
         Convertible notes  -  due February 7, 2031..............       847.0
         Convertible notes  -  due July 31, 2032.................       892.3
         Convertible notes  -  due June 15, 2033.................       600.0
         Loan notes and sundry  -  various through 2012..........        19.1
                                                                     --------

     Total Debt..................................................    $2,589.0
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

      Our operations are subject to the risk of currency exchange rate fluctuations related to our international operations. While our agencies conduct business in more than 70 different currencies, our major non-U.S. currency markets are the European Monetary Union (EMU), the United Kingdom, Japan, Brazil and Canada. Our net income is subject to risk from the translation of the revenue and expenses of our foreign operations, which are generally denominated in the local currency. The effects of currency exchange rate fluctuations on our first nine months of operations were positive as discussed above.

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

      Our Annual Report on Form 10-K for the year ended December 31, 2002 provides a more detailed discussion of the market risks affecting our operations. As of September 30, 2003, no material change had occurred in our market risks from the disclosure contained in that 10-K.

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

      32.1 Certification of the Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) under the Exchange Act of 1934, as amended, and 18 U.S.C. ss. 1350.

(b)   Reports on Form 8-K

      On July 29, 2003, we filed a Current Report on Form 8-K to furnish under
      Item 9 (Regulation FD Disclosure) and Item 12, our press release announcing our operating results for the second quarter of 2003 and the text of materials used in the related call at which such results were discussed.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             OMNICOM GROUP INC.

November 7, 2003                             /s/ Randall J. Weisenburger
                                             -----------------------------------
                                             Randall J. Weisenburger
                                             Executive Vice President
                                             and Chief Financial Officer
                                             (on behalf of Omnicom Group Inc.
                                             and as Principal Financial Officer)