Form 10-K
period 2003-12-31
OMNICOM GROUP INC
filed 2004-03-15
CIK 29989

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended: December 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

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

                                   ----------

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

      Indicate by check mark whether the registrant is an accelerated  filer (as
defined in Exchange Act Rule 12b-2): Yes [X]   No [_]

                                   ----------

      At March 1, 2004, 190,531,541 shares of Omnicom Common Stock, $.15 par value, were outstanding; the aggregate market value of the voting stock held by nonaffiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $13,173,641,000.

      Certain portions of Omnicom's definitive proxy statement relating to its annual meeting of shareholders scheduled to be held on May 25, 2004 are incorporated by reference into Part III of this report.

================================================================================

                               OMNICOM GROUP INC.
                               ------------------

                         ANNUAL REPORT ON FORM 10-K FOR
                        THE YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

Item 1.      Business.......................................................   1
Item 2.      Properties.....................................................   3
Item 3.      Legal Proceedings..............................................   4
Item 4.      Submission of Matters to a Vote of Security Holders............   4

PART II

Item 5.      Market for Registrant's Common Equity and Related
               Stockholder Matters..........................................   5
Item 6.      Selected Financial Data........................................   6
Items 7/7A.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations: Critical
               Accounting Policies; and Quantitative and Qualitative
               Disclosures about Market Risk................................   8
Item 8.      Financial Statements and Supplementary Data....................  24
Item 9.      Changes and Disagreements with Accountants on Accounting
               and Financial Disclosure.....................................  24
Item 9A.     Controls and Disclosure........................................  24

PART III

Item 10.     Directors and Executive Officers of the Registrant.............  25
Item 11.     Executive Compensation.........................................  *
Item 12.     Security Ownership of Certain Beneficial Owners and
               Management...................................................  *
Item 13.     Certain Relationships and Related Transactions.................  *

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on
               Form 8-K.....................................................  26
             Index to Financial Statements..................................  26
             Index to Financial Statements Schedules........................  26
             Exhibit Index..................................................  26
Signatures..................................................................  29
Management Report   ........................................................ F-1
Independent Auditors' Report................................................ F-2
Consolidated Financial Statements........................................... F-4
Notes to Consolidated Financial Statements.................................. F-8
Certifications of Senior Executive Officers................................. S-7

----------
* The information called for by Items 10, 11, 12 and 13, to the extent not included in this document, is incorporated herein by reference to the information to be included under the captions "Election of Directors", "Stock Ownership", "Director Compensation" and "Executive Compensation" in Omnicom's definitive proxy statement, which is expected to be filed by April 23, 2004.

                                     PART I

Introduction

      This report is both our 2003 annual report to shareholders and our 2003 annual report on Form 10-K required under federal securities laws.

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

1. Business

      Our Business: We are one of the largest advertising, marketing and corporate communications companies in the world. Our company was formed through a 1986 combination of three advertising, marketing and corporate communications networks, BBDO, Doyle Dane Bernbach and Needham Harper.

      Since then, we have grown our strategic holdings to over 1,500 subsidiary agencies operating in all major markets worldwide. Our agencies provide an extensive range of advertising, marketing and corporate communications services, including:

      advertising
      brand consultancy
      crisis communications
      custom publishing
      database management
      digital and interactive marketing
      direct marketing
      directory advertising
      entertainment marketing
      environmental design
      experiential marketing
      field marketing
      financial / corporate business-to-business advertising graphic arts healthcare communications instore design investor relations marketing research media planning and buying multi-cultural marketing non-profit marketing organizational communications package design product placement promotional marketing public affairs public relations real estate advertising and marketing recruitment communications reputation consulting retail marketing sports and event marketing

      Advertising, marketing and corporate communications services are provided to clients through global, pan-regional and national independent agency brands. Our brands include:

      BBDO Worldwide
      DDB Worldwide
      TBWA Worldwide
      OMD Worldwide
      Adelphi Group
      AGENCY.COM
      Alcone Marketing Group
      Anderson DDB
      ARA Group
      Arnell Group
      Atmosphere BBDO
      Auditoire
      BDDP & Fils
      Bernard Hodes Group
      Brand Architecture International
      Brodeur Worldwide
      Carlson and Partners
      Carre Bleu Marine
      Changing Our World
      Clark & Weinstock
      Claydon Heeley Jones Mason
      Clemenger Communications Limited
      Cline, Davis & Mann
      Cone
      Corbett Accel Healthcare Group
      CPM
      Creative Juice
      Davie-Brown Entertainment
      del Rivero Messianu
      Dieste, Harmel & Partners
      Direct Partners
      Doremus
      Eigen Fabrikaat
      Element 79 Partners
      Etcetera Groep
      European Communication Consultants
      FitzGerald Communications
      FKGB
      Fleishman-Hillard
      Full Circle Entertainment
      G1
      Gavin Anderson & Company
      Goodby, Silverstein & Partners
      Grizzard Communications
      GSD&M
      Hall & Partners Group
      Harrison & Star Business Group
      Health Science Communications
      Heye & Partner
      Horrow Sports Ventures
      ICON
      Integrated Merchandising Services
      Integer Group
      Interbrand
      InterScreen
      i\tec
      Jump
      Kaleidoscope
      Ketchum
      Ketchum Directory Advertising
      KPR
      Lieber Levett Koenig Farese Babcock
      Lyons Lavey Nickel Swift
      M/A/R/C Research
      Marketing Advantage
      MarketStar
      Martin/Williams
      Matthews Media Group
      MBA
      Mercury Public Affairs
      Merkley & Partners
      MicroMedia
      Millsport
      Moss Dragoti
      Multi-M
      National In-Store
      New Solutions
      Nouveau Monde
      Novus
      Organic
      Paris Venise Design
      Pentamark
      PGC Advertising
      PhD
      Porter Novelli International
      Proximity Worldwide
      Radiate Sports & Entertainment Group
      Rapp Collins Worldwide
      Russ Reid Company
      Salesforce
      Screen
      Sellbytel
      Serino Coyne
      Siegel & Gale
      Spike DDB
      Spot Plus
      Staniforth
      Steiner Sports Marketing
      Targetbase
      TARGIS
      Tequila
      Textuel
      The Ant Farm
      The Designory
      The Marketing Arm
      The Promotion Network
      TPG
      Tracy Locke Partnership
      Tribal DDB
      Washington Speakers Bureau
      Wolff Olins
      Zimmerman & Partners Advertising

      The various components of our business and material factors that affected us in 2003 are discussed in our "Management's Discussion and Analysis of Financial Conditions and Results of Operations" of this report. None of our acquisitions in 2003, 2002 or 2001 were material to our consolidated financial position or results of operations. For information concerning our acquisitions, see note 2 to our consolidated financial statements.

      Geographic Regions: Our total consolidated revenue is about evenly divided between U.S. and non-U.S. operations. For financial information concerning domestic and foreign operations and segment reporting, see note 5 to our consolidated financial statements.

      Our Clients: We had over 5,000 clients in 2003, many of which were served by more than one of our agency brands. Our 10 largest and 250 largest clients in the aggregate accounted for 18.7% and 53.8%, respectively, of our 2003 consolidated revenue. Our largest client was served by 50 of our agency brands. This client accounted for 4.7% of our 2003 consolidated revenue. No other client accounted for more than 2.9% of our 2003 consolidated revenue.

      Our Employees: We employed approximately 58,500 people at December 31, 2003. We are not party to any significant collective bargaining agreements. See our management discussion and analysis beginning on page 7 of this report for a discussion of the effect of salary and service costs on our historical results of operations.

      Risks and Competitive Conditions: We face the risks normally associated with global services businesses. The operational and financial performance of our businesses are typically tied to overall economic and regional market conditions, competition for client assignments and talented staff, new business wins and losses and the risks associated with extensive international operations. We do not believe that our international operations as a whole present any material risk to our overall business because they invoice clients and pay expenses in their local currency. However, there are some risks of doing business abroad, including those of currency fluctuations, political instability and exchange controls, which do not affect domestic-focused firms as discussed in our management's discussion and analysis starting on page 7. For financial information on our operations by geographic area, see note 5 to our consolidated financial statements.

      The particular businesses in which we participate are highly competitive. Typically, the financial and technological barriers to entry are low, with the key competitive considerations for keeping existing business and winning new business being the quality and effectiveness of the services offered, including our ability to efficiently serve clients, particularly large international clients, on a broad geographic basis. While many of our client relationships are long-standing, companies put their advertising, marketing services and public and corporate communications businesses up for competitive review from time to time. To the extent that we are not able to remain competitive or to keep key clients, our business and financial results could be adversely affected.

      Our ability to retain existing clients and to attract new clients may, in some cases, be limited by clients' policies on, or perceptions of, conflicts of interest arising out of other client relationships. In addition, an important aspect of our competitiveness is our ability to retain key employee and management personnel. Our continuing ability to attract and retain these employees may have a material effect on our business and financial results.

      Our revenue is dependent upon the advertising, marketing and corporate communication requirements of our clients and tends to be lowest in the first and third quarters of the calendar year as a result of the post-holiday slowdown in client activity at the beginning of January and a slowdown in client activity in August primarily as a result of the vacation season. See our management discussion and analysis beginning on page 7 of this report for a discussion of the effect of market conditions and other factors on our historical results of operations.

      Directly or indirectly, government agencies and consumer groups have from time to time affected or attempted to affect the scope, content and manner of presentation of advertising, marketing and corporate communications services through regulations and other governmental action. We believe the total volume of advertising, marketing and corporate communications services will not be materially affected by future legislation or regulation, however the scope, content and manner of presentation may continue to change.

2. Properties

      We maintain office space in many major cities around the world. This space is primarily used for office and administrative purposes by our employees in performing professional services. Our principal corporate offices are at 437 Madison Avenue, New York, New York and One East Weaver Street, Greenwich, Connecticut. We also maintain executive offices in London, England.

      Our office space is utilized for performing professional services and is in suitable and well-maintained condition for our current operations. Substantially all of our office space is leased from third parties with varying expiration dates ranging from one to 19 years. Certain of our leases are subject to rent reviews or contain various escalation clauses and certain of our leases require our payment of various operating expenses, which may also be subject to escalation. In addition, leases are denominated in the local currency of the operating entity and are therefore subject to changes in foreign exchange rates. Our consolidated rent expense was $335.5 million in 2003, $311.3 million in 2002 and $305.4 million in 2001, after reduction for rents received from subleases of $17.3 million, $15.5 million and $8.0 million, respectively. Our obligations for future minimum base rents under terms of non-cancelable real estate leases and other operating leases, which include primarily office furniture and computer and technology equipment, reduced by rents receivable from non-cancelable subleases are (in millions):

                                                                Net Rent
                                                                --------
      2004 .................................................     $435.9
      2005 .................................................      362.7
      2006 .................................................      288.4
      2007 .................................................      231.3
      2008 .................................................      190.9
      Thereafter............................................      949.3

      See note 10 to our consolidated financial statements of this report for a discussion of our lease commitments and our management discussion and analysis for the impact of leases on our operating expenses.

3. Legal Proceedings

      Beginning on June 13, 2002, several proposed class actions were filed against us and certain senior executives in the United States District Court for the Southern District of New York. The actions have since been consolidated under the caption In re Omnicom Group Inc. Securities Litigation, No. 02-CV4483
(RCC) on behalf of a proposed class of purchasers of our common stock between February 20, 2001 and June 11, 2002. The consolidated complaint alleges among other things that our public filings and other public statements during that period contained false and misleading statements or omitted to state material information relating to (1) our calculation of the organic growth component of period-to-period revenue growth, (2) our valuation of certain internet investments made by our Communicade Group, which we contributed to Seneca Investments LLC in 2001, and (3) the existence and amount of certain contingent future obligations in respect of acquisitions. The complaint seeks an unspecified amount of compensatory damages plus costs and attorneys' fees. Defendants have moved to dismiss the complaint. The court has not yet decided the motion. In addition to the proceedings described above, a shareholder derivative action was filed on June 28, 2002 in New York State Court in New York City by a plaintiff shareholder, purportedly on our behalf, alleging breaches of fiduciary duty, disclosure failures, abuse of control and gross mismanagement in connection with the formation of Seneca Investments LLC.

      Management presently expects to defend these cases vigorously. Currently, we are unable to determine the outcome of these cases and the effect on our financial position or results of operations. The outcome of any of these matters is inherently uncertain and may be affected by future events. Accordingly, we cannot assure investors as to the ultimate effect of these matters on our financial position or results of operations.

      We are also involved from time to time in various routine legal proceedings in the ordinary course of business. We do not presently expect that these proceedings will have a material adverse effect on our consolidated financial position or results of operations.

      For additional information concerning our legal proceedings, including the class action and derivative action described above, see note 14 to our consolidated financial statements, which is incorporated into this section by reference.

4. Submission of Matters to a Vote of Security Holders

      Our annual shareholders meeting has historically been held in the second quarter of the year. No matters were submitted to a vote of our shareholders during the last quarter of 2003.

                                     PART II

5. Market for Registrant's Common Equity and Related Stockholder Matters

      Our common shares are listed on the New York Stock Exchange under the symbol "OMC". On March 1, 2004, we had 3,633 holders of record of our common shares. The table below shows the range of quarterly high and low sales prices reported on the New York Stock Exchange Composite Tape for our common shares and the dividends paid per share for these periods.

                                                                  Dividends Paid
Period                                   High            Low        Per Share
------                                   ----          ------     --------------
Q1 2002.........................         $96.30        $82.76         $0.20
Q2 2002.........................          94.10         36.27          0.20
Q3 2002.........................          65.61         38.54          0.20
Q4 2002.........................          70.29         48.10          0.20

Q1 2003.........................         $68.25        $46.50         $0.20
Q2 2003.........................          76.43         53.15          0.20
Q3 2003.........................          81.18         69.61          0.20
Q4 2003.........................          87.60         71.80          0.20

Q1 2004*........................         $88.50        $76.85         $0.20

*     through March 1, 2004

6. Selected Financial Data

      The following selected financial data should be read in conjunction with our consolidated financial statements and related notes which begin on page F-1, as well as our management's discussion and analysis which begins on page 7 of this report.

                                                                    (Dollars in thousands except per share amounts)
                                                 -----------------------------------------------------------------------------------
                                                    2003              2002              2001              2000              1999
                                                 -----------       -----------       -----------       -----------       -----------
For the year:
   Revenue ...............................       $ 8,621,404       $ 7,536,299       $ 6,889,406       $ 6,154,230       $ 5,130,545
   Operating Profit ......................         1,164,675         1,104,115           968,184           878,090           724,130
   Income After Income Taxes .............           740,922           697,987           543,257           542,477           400,461
   Net Income ............................           675,883           643,459           503,142           498,795           362,882
   Net Income per common share:
      Basic ..............................              3.61              3.46              2.75              2.85              2.07
      Diluted ............................              3.59              3.44              2.70              2.73              2.01
   Dividends declared per common
      share ..............................             0.800             0.800             0.775             0.700             0.625
At year end:
   Cash, cash equivalents and
      short-term investments .............       $ 1,548,935       $   695,881       $   516,999       $   576,539       $   600,949
   Total assets ..........................        14,499,456        11,819,802        10,617,414         9,853,707         9,017,637
   Long-term obligations:
      Long-term debt .....................           197,291           197,861           490,105         1,015,419           263,149
      Convertible notes ..................         2,339,304         1,747,037           850,000           229,968           448,483
      Deferred compensation and
        other liabilities ................           342,894           293,638           296,980           296,921           300,746

      As discussed in footnote 13 of the notes to our consolidated financial statements, as required by statements of Financial Accounting Standards 142 -- "Goodwill and Other Intangibles" ("SFAS 142"), beginning with our 2002 results, goodwill and other intangible assets that have indefinite lives due to a change in generally accepted accounting principles ("GAAP") are not amortized. To make our results for the periods prior to 2002 more directly comparable in the table that follows, we adjusted our historical results for periods prior to 2002 to eliminate goodwill amortization for all periods, as well as a non-recurring gain on the sale of Razorfish shares in 2000, and the related tax impacts. As a result of these exclusions, this presentation is a non-GAAP financial measure. We believe that by excluding the items noted above, the table below presents selected financial data using amounts that are more comparable year-to-year and thus more meaningful for purposes of this analysis.

                                                                       (Dollars in thousands except per share amounts)
                                                        ----------------------------------------------------------------------------
                                                          2003             2002             2001             2000             1999
                                                        --------         --------         --------         --------         --------
Net Income, as adjusted:
   Net Income, as reported, GAAP ..............         $675,883         $643,459         $503,142         $498,795         $362,882
   Add-back goodwill amortization,
      net of income taxes .....................               --               --           83,065           76,518           66,490
   Less: gain on sale of Razorfish
      shares, net of income taxes .............               --               --               --           63,826               --
                                                        --------         --------         --------         --------         --------
   Net Income, excluding goodwill
      amortization and Razorfish gain .........         $675,883         $643,459         $586,207         $511,487         $429,372
                                                        ========         ========         ========         ========         ========
   Basic Net Income per share:
      as reported, GAAP .......................            $3.61            $3.46            $2.75            $2.85            $2.07
      as adjusted .............................            $3.61            $3.46            $3.21            $2.93            $2.45
   Diluted Net Income per share:
      as reported, GAAP .......................            $3.59            $3.44            $2.70            $2.73            $2.01
      as adjusted .............................            $3.59            $3.44            $3.13            $2.80            $2.36

      The following is a reconciliation of the "as reported" to "as adjusted" Net Income per share on a basic and diluted basis.

                                                                          (Dollars in thousands except per share amounts)
                                                                --------------------------------------------------------------------
                                                                  2003           2002           2001           2000           1999
                                                                --------       --------       --------       --------       --------
Basic Net Income per share, as adjusted:
   Net Income per common share:
   Basic, as reported, GAAP .............................       $   3.61       $   3.46       $   2.75       $   2.85       $   2.07
   Add-back goodwill amortization
      per common share, net of
      income taxes ......................................             --             --           0.46           0.44           0.38
   Less: gain on sale of Razorfish
      shares, per common share, net
      of income taxes ...................................             --             --             --           0.36             --
                                                                --------       --------       --------       --------       --------
   Net Income per common share,
      excluding goodwill amortization
      and Razorfish gain:
        Basic ...........................................       $   3.61       $   3.46       $   3.21       $   2.93       $   2.45
                                                                ========       ========       ========       ========       ========
Diluted Net Income per share, as adjusted:
   Net Income per common share:
      Diluted, as reported, GAAP ........................       $   3.59       $   3.44       $   2.70       $   2.73       $   2.01
   Add-back goodwill amortization
      per common share, net of
      income taxes ......................................             --             --           0.43           0.41           0.35
   Less: gain on sale of Razorfish
      shares, per common share, net
      of income taxes ...................................             --             --             --           0.34             --
                                                                --------       --------       --------       --------       --------
   Net Income per common share,
      excluding goodwill amortization
      and Razorfish gain:
        Diluted .........................................       $   3.59       $   3.44       $   3.13       $   2.80       $   2.36
                                                                ========       ========       ========       ========       ========

7/7A. Management's Discussion and Analysis of Financial Condition and Results of
      Operations; Critical Accounting Policies; and Quantitative and Qualitative Information about Market Risk

Executive Summary

      We are a holding company. We own industry-leading advertising, marketing and corporate communications companies that span more than 30 marketing disciplines, 100 countries, 1,500 subsidiary agencies and 5,000 clients. On a global, pan-regional and local basis, our agencies provide traditional media advertising services as well as marketing services including customer relationship management, public relations and specialty communications. We continually seek to grow our business with our existing clients by maintaining a client-centered approach, as well as expanding our existing business relationships into new markets and new clients. In addition, we pursue selective acquisitions of complementary companies with strong, entrepreneurial management teams that either currently serve or have the ability to serve our existing client base.

      During the past few years, overall industry and margin growth continued to be affected by geopolitical unrest, lagging economic conditions, lack of consumer confidence and cautious client spending. All of these factors contributed to a difficult business environment and industry-wide margin contraction. Our diversified portfolio of companies, both from a geographical and a service offerings perspective, has allowed us to perform ahead of the industry in general. During this period we have continued to invest in our businesses and our personnel, and have taken action to reduce costs at some of our companies to deal with the changing economic circumstances.

      Several long-term trends continue to positively affect our business, including our clients increasingly expanding the focus of their brand strategies from national markets to pan-regional and global markets. Additionally, in an effort to gain greater efficiency and effectiveness from their marketing dollars, clients are increasingly requiring greater coordination of their traditional advertising and marketing activities and concentrating these activities with a smaller number of service providers.

      Although the overall business environment has been difficult, as a result of the diversity and balance of our portfolio of companies and service offerings, we continued to grow our revenues. However, as a result of changes in our business mix, increased severance costs incurred, under-utilization of staff, increased professional fees and increased amortization of other intangible assets, our margins were lower in 2003 and in 2002 than our historical performance. We are hopeful that with continuing improvements in the U.S. economy, combined with the cost-reduction actions taken by our companies, margins should begin to stabilize.

      Given our size and breadth, we manage the business by monitoring several financial and non-financial performance indicators. The key indicators that we review focus on the areas of revenues and operating expenses.

      Revenue growth is analyzed by reviewing the components and mix of the growth, including: growth by major geographic location; growth by major marketing discipline; growth from currency changes; growth from acquisition and growth from our largest clients.

      In recent years, our revenue has been divided almost evenly between domestic and international operations. In 2003, our overall revenue growth was 14.4%, of which 6.2% was related to changes in foreign exchange rates and 3.6% was related to acquired entities. The remainder, 4.6%, was organic growth.

      In 2003, traditional media advertising represented about 44% of the total revenue and grew by 14.1%. Marketing services represented about 56% of total revenue and grew by 14.6% over the previous year.

      We believe that our ability to increase revenues as a result of our client-centered approach to the business is demonstrated most clearly in our relationships with our largest clients. While consolidated revenues on a U.S. dollar basis increased 14.4% in 2003, revenue from our ten largest clients increased 19.3%. By expanding the breadth of our relationships with these clients we not only increase revenues, but we also enhance the overall consistency and stability of our operations, which in turn drives our financial performance.

      We measure operating expenses in two distinct cost categories, salary and service costs, and office and general expenses. Because we are a service business, we monitor these costs on a percentage of revenue basis. Salary and service costs tend to fluctuate in conjunction with changes in revenues, whereas office and general expenses, which are not directly related to servicing clients, tend to decrease as revenues increase because a significant portion of these expenses are relatively fixed in nature. Over the past three years, salary and service costs have grown from 64.2% of revenue to 67.7% of revenue, while office and general expenses have declined from 21.8% of revenue to 18.8% of revenue.

      Our net income for 2003 increased by 5.0% to $675.9 million from $643.5 million in 2002 and our diluted EPS increased by 4.4% to $3.59 from $3.44.

      The following year-over-year analysis gives further details and insight into the changes in our financial performance.

      Financial Results from Operations -- 2003 Compared with 2002

                                                         (Dollars in millions,
                                                       except per share amounts)
Twelve Months Ended December 31,                        2003             2002
                                                     ---------        ---------
Revenue ......................................       $ 8,621.4        $ 7,536.3
Operating expenses:
   Salary and service costs ..................         5,839.0          4,952.9
   Office and general expenses ...............         1,617.7          1,479.3
                                                     ---------        ---------
                                                       7,456.7          6,432.2
                                                     ---------        ---------

Operating profit .............................         1,164.7          1,104.1

Net interest expense:
   Interest expense ..........................            57.9             45.5
   Interest income ...........................           (15.1)           (15.0)
                                                     ---------        ---------
                                                          42.8             30.5
                                                     ---------        ---------

Income before income taxes ...................         1,121.9          1,073.6

Income taxes .................................           380.9            375.6
                                                     ---------        ---------

Income after income taxes ....................           741.0            698.0

Equity in earnings of affiliates .............            15.1             13.8
Minority interests ...........................           (80.2)           (68.3)
                                                     ---------        ---------
   Net income ................................       $   675.9        $   643.5
                                                     =========        =========

Net Income Per Common Share:
   Basic .....................................       $    3.61        $    3.46
   Diluted ...................................            3.59             3.44

Dividends Declared Per Common Share ..........       $    0.80        $    0.80

      Revenue: When comparing performance between years, we discuss non-GAAP financial measures such as the impact that foreign currency rate changes, acquisitions/dispositions and organic growth have on reported revenues. As we derive significant revenue from international operations, changes in foreign currency rates between the years impact reported results. Reported results are also impacted by our acquisition and disposition activity and organic growth. Accordingly, we provide this information to supplement the discussion of changes in revenue period-to-period.

      Our 2003 consolidated worldwide revenue increased 14.4% to $8,621.4 million from $7,536.3 million in 2002. The effect of acquisitions, net of disposals, increased 2003 worldwide revenue by $271.7 million. Organic growth increased worldwide revenue by $347.8 million, and foreign exchange impacts increased worldwide revenue by $465.6 million. The components of total 2003 revenue growth in the U.S. ("domestic") and the remainder of the world ("international") are summarized below ($ in millions):

                                                             Total                     Domestic                    International
                                                     --------------------         --------------------         --------------------
                                                         $            %               $             %             $              %
                                                     --------        ----         --------        ----         --------        ----
December 31, 2002 ...........................        $7,536.3          --         $4,284.6          --         $3,251.7          --

Components of Revenue Changes:
Foreign exchange impact .....................           465.6         6.2%              --          --            465.6        14.3%
Acquisitions ................................           271.7         3.6%           174.7         4.1%            97.0         3.0%
Organic .....................................           347.8         4.6%           261.5         6.1%            86.2         2.7%
                                                     --------        ----         --------        ----         --------        ----
December 31, 2003 ...........................        $8,621.4        14.4%        $4,720.9        10.2%        $3,900.5        20.0%
                                                     ========        ====         ========        ====         ========        ====

      The components and percentages are calculated as follows:

      o The foreign exchange impact component shown in the table is calculated by first converting the current period's local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $8,155.8 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $8,621.4 million less $8,155.8 million for the Total column in the table).

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

      o The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $7,536.3 million for the Total column in the table).

      During the past few years, geopolitical unrest, lagging economic conditions, lack of consumer confidence and cautious client spending have continued to affect overall industry growth. However, our diversified portfolio of companies, both from a geographical and service offerings perspective, has allowed us to perform ahead of the industry in general and we have continued to grow our revenues.

      The components of revenue and revenue growth for 2003 compared to 2002, in our primary geographic markets are summarized below ($ in millions):

                                                   $ Revenue       % Growth
                                                   ---------       --------
      United States .....................          $4,720.9          10.2%
      Euro Markets ......................           1,789.9          22.6%
      United Kingdom ....................             941.9          15.9%
      Other .............................           1,168.7          19.4%
                                                   --------          ----
      Total .............................          $8,621.4          14.4%
                                                   ========          ====

      As indicated, foreign exchange impacts increased our international revenue by $465.6 million for 2003. The most significant impacts resulted from the continued strengthening of the Euro and the British Pound against the U.S. dollar, as our operations in these markets represented approximately 70.0% of our international revenue. Additional geographic information relating to our business is contained in note 5 to our consolidated financial statements.

      Due to a variety of factors, in the normal course, our agencies both gain and lose business from clients each year. The net result in 2003, and historically each year for Omnicom as a whole, was an overall gain in new business. Due to our multiple independent agency structure and the breadth of our service offerings and geographic reach, our agencies have more than 5,000 active client relationships in the aggregate. Revenue from our single largest client in 2003 increased by 7.9%. This client represented 4.7% of worldwide revenue in 2003 and 5.0% in 2002 and no other client represented more than 2.9% in 2003 or 2002. Revenue from our ten largest and 250 largest clients grew by more than 19.0% and 15.0%, respectively. Our ten largest and 250 largest clients represented 18.7% and 53.8% of our 2003 worldwide revenue, respectively and 17.9% and 53.4% of our 2002 worldwide revenue.

      Driven by clients' continuous demand for more effective and efficient branding activities, we strive to provide an extensive range of advertising, marketing and corporate communications services through various client centric networks that are organized to meet specific client objectives. These services include advertising, brand consultancy, crisis communications, custom publishing, database management, digital and interactive marketing, direct marketing, directory advertising, entertainment marketing, environmental design, experiential marketing, field marketing, financial / corporate business-to-business advertising, graphic arts, healthcare communications, instore design, investor relations, marketing research, media planning and buying, multi-cultural marketing, non-profit marketing, organizational communications, package design, product placement, promotional marketing, public affairs, public relations, real estate advertising and marketing, recruitment communications, reputation consulting, retail marketing and sports and event marketing. In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories: traditional media advertising, customer relationship management, referred to as CRM, public relations and specialty communications as summarized below.

                                                                              (Dollars in millions)
                                                 ----------------------------------------------------------------------------
                                                                         Twelve Months Ended December 31,
                                                         2003                        2002                     2003 vs 2002
                                                 --------------------       -----------------------        ------------------
                                                               % of                          % of            $            %
                                                 Revenue      Revenue       Revenue         Revenue        Growth      Growth
                                                 -------      -------       -------         -------        ------      ------
Traditional media advertising ............       $3,739.7       43.4%       $3,276.4          43.5%       $  463.3      14.1%
CRM ......................................        2,918.6       33.8%        2,421.8          32.1%          496.8      20.5%
Public relations .........................          955.1       11.1%          921.0          12.2%           34.1       3.7%
Specialty communications .................        1,008.0       11.7%          917.1          12.2%           90.9       9.9%
                                                 --------                   --------                      --------      ----
                                                 $8,621.4                   $7,536.3                      $1,085.1      14.4%
                                                 ========                   ========                      ========      ====

      Operating Expenses: Our 2003 worldwide operating expense increased $1,024.5 million, or 15.9%, to $7,456.7 million from $6,432.2 million in 2002, as shown below.

                                                                          (Dollars in millions)
                                           ---------------------------------------------------------------------------------
                                                      2003                                2002                2003 vs 2002
                                           ----------------------------       ----------------------------  ----------------
                                                                 % of                              % of
                                                       % of    Total Op.                  % of   Total Op.    $         %
                                           Revenue    Revenue    Costs        Revenue   Revenue    Costs    Growth    Growth
                                           -------    -------  --------       -------   -------  ---------  ------    ------
Revenue ..............................    $8,621.4                           $7,536.3                      $1,085.1    14.4%
Operating expenses:
  Salary and service costs ...........     5,839.0     67.7%     78.3%        4,952.9    65.7%     77.0%      886.1    17.9%
  Office and general expenses ........     1,617.7     18.8%     21.7%        1,479.3    19.6%     23.0%      138.4     9.4%
                                          --------     ----      ----        --------    ----      ----       -----    ----
Total Operating Costs ................     7,456.7     86.5%                  6,432.2    85.3%              1,024.5    15.9%

Operating profit .....................    $1,164.7     13.5%                 $1,104.1    14.7%             $   60.6     5.5%
                                          ========                           ========                      ========

      Salary and service costs represent the largest part of operating expenses. During 2003, we have continued to invest in our businesses and their personnel, and have taken action to reduce costs at some of our companies to deal with the changing economic circumstances. As a percentage of operating expenses, salary and service costs were 78.3% in 2003 and 77.0% in 2002. These costs are comprised of direct service costs and salary and related costs. Most, or 86.5%, of the $1,024.5 million increase in operating expenses in 2003 resulted from increases in salary and service costs. The $886.1 million increase in salary and service costs was attributable to increased revenue levels, including changes in the mix of our revenues which resulted in greater utilization of freelance labor. In addition, although we incurred increased severance costs and did not reach optimal utilization levels for our staff, we continued to make investments in new key personnel. Furthermore, we increased incentive compensation where performance dictated. As a result, salary and service costs as a percentage of revenues increased year-to-year from 65.7% in 2002 to 67.7% in 2003.

      Office and general expenses represented 21.7% and 23.0% of our operating expenses in 2003 and 2002, respectively. These costs are comprised of office and equipment rent, depreciation and amortization of other intangibles, professional fees and other overhead expenses. As a percentage of revenue, office and general expenses decreased in 2003 from 19.6% to 18.8%. This year-over-year decrease, which was offset by increases in professional fees and amortization of other intangible assets, resulted from our continuing efforts to better align these costs with business levels on a location-by-location basis, as well as from increased revenue levels.

      For the foregoing reasons, as well as changes in our business mix, our operating margin decreased from 14.7% in 2002 to 13.5% in 2003.

      We expect our efforts to control operating expenses will continue, but we anticipate that it will remain difficult. Accordingly, we continue to look for ways to increase the variability of our cost structure. We are hopeful that with the continuing improvements in the U.S. economy combined with the cost reduction actions taken by our companies, margins should begin to stabilize.

      Net Interest Expense: Our net interest expense increased in 2003 to $42.8 million, as compared to $30.5 million in 2002. Our gross interest expense increased by $12.4 million to $57.9 million. This increase resulted from the additional interest costs associated with our payments on February 21, 2003, of $30 per $1,000 principal amount of our Liquid Yield Option Notes due 2031 and, on August 6, 2003, of $7.50 per $1,000 principal amount of our Zero Coupon Zero Yield Convertible Notes due 2032 as incentives to the holders not to exercise their put rights. These payments to qualified noteholders amounted to $25.4 million and $6.7 million, respectively, and are being amortized ratably over 12-month periods. In addition, interest expense relative to the (Euro)152.4 million 5.20% Euro note increased by $2.2 million due to the change in the value of the Euro relative to the U.S. dollar in 2003. These increases were partially offset by marginally lower short-term interest rates and cash management efforts during the course of the year.

      The amortization of the February and August 2003 payments increased interest expense by $25.4 million for the full-year 2003 compared to 2002. These payments will also impact 2004 by approximately $6.7 million.

      See "Liquidity and Capital Resources" for a discussion of our indebtedness and related matters.

      Income Taxes: Our consolidated effective income tax rate was 34.0% in 2003 as compared to 35.0% in 2002. This reduction reflects the realization of our ongoing focus on tax planning initiatives including a reduction of the inefficiencies of our international and state tax structures.

Financial Results from Operations -- 2002 Compared with 2001

      Certain reclassifications have been made to the 2002 and 2001 reported amounts to conform them to the 2003 presentation. In addition, as discussed in footnote 13 of the notes to our consolidated financial statements, as required by SFAS 142, beginning with our 2002 results goodwill and other intangible assets that have indefinite lives are not amortized. In addition to discussing 2002 and 2001 on a reported basis and to make the discussion of periods comparable, our 2001 income statement information in the discussion that follows has been adjusted to eliminate goodwill amortization as presented in the following table. As a result of these adjustments, this presentation is a non-GAAP financial measure. We believe that the table below presents selected financial data that is more comparable year-to-year and thus more meaningful for purposes of analysis.

                                                                                   (Dollars in millions, except per share amounts)
                                                                                                          2001
                                                                                   -------------------------------------------------
                                                                                      GAAP                                Non-GAAP
                                                                                       As              Goodwill              As
Twelve Months Ended December 31,                                  2002              Reported         Amortization        Adjusted(a)
                                                               ----------          ----------        ------------        -----------
Revenue ..............................................         $  7,536.3          $  6,889.4          $       --        $  6,889.4
Operating expenses:
   Salary and service costs ..........................            4,952.9             4,420.9                  --           4,420.9
   Office and general expenses .......................            1,479.3             1,500.3                94.8           1,405.5
                                                               ----------          ----------          ----------        ----------
                                                                  6,432.2             5,921.2                94.8           5,826.4
                                                               ----------          ----------          ----------        ----------
Operating profit .....................................            1,104.1               968.2                94.8           1,063.0
Net interest expense:
   Interest expense ..................................               45.5                90.9                  --              90.9
   Interest income ...................................              (15.0)              (18.1)                 --             (18.1)
                                                               ----------          ----------          ----------        ----------
                                                                     30.5                72.8                  --              72.8
                                                               ----------          ----------          ----------        ----------
Income before income taxes ...........................            1,073.6               895.4                94.8             990.2
Income taxes .........................................              375.6               352.1                13.0             365.1
                                                               ----------          ----------          ----------        ----------

Income after income taxes ............................              698.0               543.3                81.8             625.1

Equity in earnings of affiliates .....................               13.8                12.6                 2.8              15.4
Minority interests ...................................              (68.3)              (52.8)               (1.5)            (54.3)
                                                               ----------          ----------          ----------        ----------
   Net income ........................................         $    643.5          $    503.1          $     83.1        $    586.2
                                                               ==========          ==========          ==========        ==========
Net Income Per Common Share:
   Basic .............................................              $3.46               $2.75                0.46             $3.21
   Diluted ...........................................               3.44                2.70                0.43              3.13
Dividends Declared Per Common Share ..................             $0.800              $0.775                  --            $0.775

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

                                                       Total                     Domestic                    International
                                                --------------------        --------------------         ---------------------
                                                    $             %            $              %             $               %
                                                --------        ----        --------        ----         --------         ----
December 31, 2001 ........................      $6,889.4          --        $3,717.0          --         $3,172.4           --

Components of Revenue Changes:
Foreign exchange impact ..................          91.3         1.3%             --          --             91.3          2.9%
Acquisitions .............................         362.5         5.3%          269.1         7.3%            93.4          2.9%
Organic ..................................         193.1         2.8%          298.5         8.0%          (105.4)        (3.4)%
                                                --------        ----        --------        ----         --------         ----
December 31, 2002 ........................      $7,536.3         9.4%       $4,284.6        15.3%        $3,251.7          2.4%
                                                ========        ====        ========        ====         ========         ====

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

      The components of revenue and revenue growth for 2002 compared to 2001, in our primary geographic markets are summarized below ($ in millions):

                                                     $ Revenue       % Growth
                                                     ---------       --------
United States ...........................             $4,284.6           15.3%
Euro Markets ............................              1,458.6            3.2%
United Kingdom ..........................                814.1            1.1%
Other ...................................                979.0            2.7%
                                                      --------         ------
Total ...................................             $7,536.3            9.4%
                                                      ========         ======

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

      Comparisons of 2002 results to the prior year needs to be made in the context of the events of September 11, 2001, which had a significant adverse impact on our business in the third quarter of 2001. The adverse impact of September 11, 2001, was less significant in the fourth quarter of 2001 and management believes that the fourth quarter of 2001 also benefited from other short-term economic stimuli and delayed spending from the third quarter of 2001. The impact of these factors on our business and our 2002 and 2001 results of operations is more fully discussed below.

      Due to our multiple independent agency structure and the breadth of our service offerings and geographic reach, our agencies have more than 5,000 active client relationships in the aggregate. Revenue from our single largest client in 2002 increased by 2.4%. This client represented 5.0% of worldwide revenue in 2002 and 5.4% in 2001 and no other client represented more than 2.5% in 2002 and 2001. Our ten largest and 250 largest clients represented 17.9% and 53.4% of our 2002 worldwide revenue, respectively and 17.0% and 50.6% of our 2001 worldwide revenue.

      In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories: traditional media advertising, customer relationship management referred to as CRM, public relations and specialty communications as summarized below.

                                                                   (Dollars in millions)
                                              -----------------------------------------------------------------
                                                             Twelve Months Ended December 31,
                                                     2002                    2001                2002 vs 2001
                                              -----------------        -----------------        ---------------
                                                         % of                     % of            $        %
                                              Revenue   Revenue        Revenue   Revenue        Growth   Growth
                                              -------   -------        -------   -------        ------   ------
Traditional media advertising..........       $3,276.4   43.5%         $3,006.3   43.6%         $270.1    9.0%
CRM   .................................        2,421.8   32.1%          2,121.0   30.8%          300.8   14.2%
Public relations.......................          921.0   12.2%            982.1   14.3%          (61.1)  (6.2)%
Specialty communications...............          917.1   12.2%            780.0   11.3%          137.1   17.6%
                                              --------                 --------                 ------
                                              $7,536.3                 $6,889.4                 $646.9    9.4%
                                              ========                 ========                 ======

      Operating Expenses: Our 2002 worldwide operating expense increased $511.0 million, or 8.6% to $6,432.2 million from $5,921.2 million, or on an as adjusted basis by $605.8 million, or 10.4%, from $5,826.4 million in 2001, as described below.

                                                                    (Dollars in millions)
                                          --------------------------------------------------------------------------
                                                     2002              2001 - GAAP - as reported      2002 vs 2001
                                          --------------------------   --------------------------   ----------------
                                                              % of                         % of
                                                     % of   Total Op.             % of   Total Op.    $         %
                                          Revenue   Revenue   Costs    Revenue   Revenue   Costs    Growth    Growth
                                          -------   ------- --------   -------   ------- --------   ------    ------
Revenue.............................     $7,536.3                     $6,889.4                      $646.9     9.4%
Operating expenses:
  Salary and service costs..........      4,952.9    65.7%    77.0%    4,420.9    64.2%    74.7%     532.0    12.0%
  Office and general expenses.......      1,479.3    19.6%    23.0%    1,500.3    21.8%    25.3%     (21.0)   (1.4)%
                                         --------    ----     ----    --------    ----     ----     ------    ----
Total Operating Costs...............      6,432.2    85.3%             5,921.2    85.9%              511.0     8.6%

Operating profit....................     $1,104.1    14.7%              $968.2    14.1%             $135.9    14.0%
                                         ========                       ======                      ======

      Salary and service costs, which are comprised of direct service costs and salary related costs, increased by $532.0 million, or 12.0%, and represented 77.0% of total operating expenses in 2002 versus 74.7% in 2001. These expenses increased as a percentage of revenue to 65.7% in 2002 from 64.2% in 2001. Salaries and incentive compensation costs, which include bonuses, decreased as a percentage of revenue in 2002 primarily as a result of continuing efforts to align permanent staffing with current work levels on a location-by-location basis, as well as our attempts to increase the variability of our cost structure by relying more upon freelance labor for project work as necessary. This was offset by increased direct service costs resulting in greater utilization of freelance labor, changes in the mix of our revenues and increased severance related costs.

      Office and general expenses decreased by $21.0 million, or 1.4%, in 2002. Office and general expenses represented 23.0% of our total operating costs in 2002 versus 25.3% in 2001. Additionally, as a percentage of revenue, office and general expenses decreased in 2002 to 19.6% from 21.8%. This decrease was the result of our efforts to better align costs with business levels on a location-by-location basis and the elimination of goodwill amortization in 2002, as a result of adopting SFAS 142 which represented $94.8 million in 2001.

      On an as adjusted, non-GAAP basis, office and general expenses increased by $73.8 million, or 5.3%, in 2002. Office and general expenses represented 23.0% of our total operating costs in 2002 versus 24.1% in 2001. Additionally, as a percentage of revenue, office and general expenses decreased in 2002 to 19.6% from 20.4%. These decreases were primarily the result of our efforts to better align costs with business levels on a location-by-location basis.

      For the foregoing reasons, our operating margin increased to 14.7% in 2002, from 14.1% on an as reported basis in 2001. However, on an as adjusted, non-GAAP basis, excluding goodwill amortization expense in 2001 our margins decreased from 15.4%.

      Net Interest Expense: Our net interest expense decreased in 2002 to $30.5 million, as compared to $72.8 million in 2001. Our gross interest expense decreased by $45.4 million to $45.5 million. Of this decrease in gross interest expense, $12.4 million was attributable to the conversion of our $230.0 million aggregate principal amount 2.25% convertible notes in December of 2001. The balance of the reduction was attributable to generally lower short-term interest rates as compared to the prior year, the issuance in February 2001 of $850.0 million Liquid Yield Option notes as to which substantially all of the related debt issuance costs were amortized in prior periods and the issuance in March 2002 of the $900.0 million aggregate principal amount of Zero Coupon Zero Yield Convertible notes of which $530.0 million was used to reduce existing interest bearing bank debt thereby reducing interest expense. The reduction in gross interest expense was partially offset by increased daily average outstanding debt levels resulting from our repurchase of common stock in the first quarter of 2002.

      See "Liquidity and Capital Resources" for a discussion of our indebtedness and related matters.

      Income Taxes: Our consolidated effective income tax rate was 35.0% in 2002 as compared to 39.3% in 2001. The rate declined by 2.4% directly as a result of the cessation of the amortization of goodwill in 2002. The remainder of reduction in the tax rate reflects the realization of our ongoing focus on tax planning initiatives.

      Earnings Per Share (EPS): For the foregoing reasons, our net income for 2002 increased by 27.9% to $643.5 million from $503.1 million in 2001 and our diluted EPS increased by 27.4% to $3.44 from $2.70. While our net income in 2002 was positively impacted by the conversion of the 2.25% Convertible Subordinated Debentures at the end of 2001, the conversion of these debentures were included in computing basic and diluted EPS in 2002 and diluted EPS in 2001.

      On an as adjusted, non-GAAP basis, our net income for 2002 increased by 9.8% to $643.5 million from $586.2 million in 2001 and our diluted EPS increased by 9.9% to $3.44 from $3.13.

Critical Accounting Policies and New Accounting Pronouncements

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

      Estimates: The preparation of our financial statements in conformity with generally accepted accounting principles in the United States of America, or "GAAP", requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including valuation allowances for receivables and deferred tax assets, accruals for bonus compensation and the disclosure of contingent liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during a reporting period. We evaluate these estimates on an ongoing basis and we base our estimates on historical experience, current conditions and various other assumptions we believe are reasonable under the circumstances. Actual results can differ from those estimates, and it is possible that the differences could be material.

      A fair value approach is used in testing goodwill for impairment under SFAS 142 and when evaluating cost based investments, which consist of ownership interests in non-public companies, to determine if an other than temporary impairment has occurred. The primary approach utilized to determine fair values is a discounted cash flow methodology. When available and as appropriate, we also use comparative market multiples to supplement the discounted cash flow analysis. Numerous estimates and assumptions necessarily have to be made when completing a discounted cash flow valuation, including estimates and assumptions regarding interest rates, appropriate discount rates and capital structure. Additionally, estimates must be made regarding revenue growth, operating margins, tax rates, working capital requirements and capital expenditures. Estimates and assumptions also need to be made when determining the appropriate comparative market multiples to be used. Actual results of operations, cash flows and other factors used in a discounted cash flow valuation will likely differ from the estimates used and it is possible that differences and changes could be material. Additional information about impairment testing under SFAS 142 and valuation of cost based investments appears in notes 2 and 13, and notes 1 and 6, respectively to our consolidated financial statements.

      Acquisitions and Goodwill: We have historically made and expect to continue to make selective acquisitions. In making acquisitions, the price we pay is determined by various factors, including service offerings, competitive position, reputation and geographic coverage, as well as our prior experience and judgment. The amount we paid for acquisitions, including cash, stock and assumption of net liabilities totaled $472.3 million in 2003 and $680.1 million in 2002.

      Our acquisition strategy is to continue to build upon the core capabilities of our various strategic business platforms and agency brands through the expansion of their service capabilities and/or their geographic reach. In executing our acquisition strategy, one of the primary drivers in identifying and executing a specific transaction is the existence of, or the ability to, expand our existing client relationships. As a result, a significant portion of an acquired company's revenues are often derived from existing clients. Additional key factors we consider include the competitive position, reputation and specialized know-how of acquisition targets. In addition, due to the nature of advertising, marketing and corporate communications services companies, the companies we acquire frequently have minimal tangible net assets and identifiable intangible assets which primarily consist of customer relationships. Accordingly, a substantial portion of the purchase price is allocated to goodwill. We perform an annual impairment test in order to assess that the fair value of our reporting units exceeds their carrying value, inclusive of goodwill.

      A summary of our contingent purchase price obligations, sometimes referred to as earn-outs, and obligations to purchase additional interests in certain subsidiary and affiliate companies is set forth in the "Liquidity and Capital Resources" section of this report. The contingent purchase price obligations and obligations to purchase additional interests in certain subsidiary and affiliate companies are based on future performance. Contingent purchase price obligations are accrued, in accordance with GAAP, when the contingency is resolved and payment is certain.

      Additional information about acquisitions and goodwill appears in notes 1 and 2 to our consolidated financial statements of this report and information about changes in GAAP relative to accounting for acquisitions and goodwill is described below in the "New Accounting Pronouncements" section and in note 13 to our consolidated financial statements.

      Revenue: Substantially all revenue is derived from fees for services. Additionally, we earn commissions based upon the placement of advertisements in various media. Revenue is realized when the service is performed, in accordance with terms of the arrangement with our clients and upon completion of the earnings process. This includes when services are rendered, generally upon presentation date for media, when costs are incurred for radio and television production and when print production is completed and collection is reasonably assured.

      In the majority of our businesses, we record revenue at the net amount retained when the fee or commission is earned. In the delivery of certain services to our clients, we incur costs on their behalf for which we are reimbursed. Substantially all of our reimbursed costs relate to purchases on behalf of our clients of media and production services. We normally have no latitude in establishing the reimbursement price for these expenses and invoice our clients for these expenses in an amount equal to the amount of costs incurred. These reimbursed costs, which are a multiple of our revenue, are significant. However, the majority of these costs are incurred on behalf of our largest clients and we have not historically experienced significant losses in connection with the reimbursement of these costs by clients.

      A small portion of our contractual arrangements with clients includes performance incentive provisions designed to link a portion of our revenue to our performance relative to both quantitative and qualitative goals. We recognize this portion of revenue when the specific quantitative goals are achieved, or when our performance against qualitative goals is determined by our clients. Additional information about revenue appears in note 1 to our consolidated financial statements.

      Employee Stock-based Compensation: In accordance with SFAS No. 123, "Accounting for Stock Based Compensation" (SFAS 123), we have elected to account for employee stock option grants in accordance with Accounting Principles Board Opinion 25 -- "Accounting for Stock Issued to Employees" ("APB 25") and make annual pro forma disclosures (see note 7 to our consolidated financial statements) of the effect on our reported net income and earnings per share as if we adopted the fair value method of accounting for stock options for the relevant periods. Also in accordance with APB 25 we issue stock option awards with an exercise price equal to the quoted market price on the grant date and therefore we historically have not recorded any expense in our income statement.

      SFAS 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123" ("SFAS 148"), was issued as an amendment to FASB No. 123, and provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. We continue to apply the accounting provisions of APB 25.

We adopted the quarterly disclosure requirement as required under SFAS 148 as set forth in our Form 10-Q filings during the 2003 year. Adopting this disclosure requirement did not have an impact on our consolidated results of operations or financial position. The FASB recently concluded that the fair value of stock options will need to be expensed and indicated that they will limit the transition methods for implementing SFAS 123 to the modified prospective method. The FASB is also considering alternative valuation methodologies. We will continue to monitor the progress of the FASB with regard to their guidance and the adoption of these standards.

      We plan to adopt the fair value method of accounting for stock-based compensation during the first quarter of 2004 utilizing the modified prospective method and the restatement approach. We expect the effect will be to reduce net income and earnings per share in future periods. The impact on our net income and earnings per share for prior periods will be consistent with the pro forma disclosures included in note 7 to our financial statements.

New Accounting Pronouncements:

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

      SFAS 150 -- Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of SFAS 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of July 1, 2003. On October 29, 2003, the FASB voted to indefinitely defer the effective date of SFAS 150 through the issuance FASB Staff Position 150-3 for mandatorily redeemable instruments as they relate to minority interests in consolidated entities. We adopted SFAS 150 in the third quarter of 2003, as modified by FSP 150-3. The adoption did not have a material impact on our consolidated results of operations or financial position. We will continue to closely monitor developments in the area of accounting for certain financial investments with characteristics of both liabilities and equity.

      FASB Interpretation No. 45 -- Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others (FIN 45). FIN 45 sets forth the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. If the initial recognition and measurement issues were in effect at December 31, 2002, we would have recorded both an asset and a liability equal to $11.3 million related to certain real estate lease guarantees and letters of credit. Additional information appears in note 11 to our consolidated financial statements.

      FASB Interpretation No. 46 -- Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in FIN 46, and is based on the concept that companies that control another entity through interests, other than voting interests, should consolidate the controlled entity. The consolidation requirements apply immediately to FIN 46 interests held in variable interest entities created after January 31, 2003, and to interests held in variable interest entities that existed prior to February 1, 2003 and remain in existence as of July 1, 2003. The FASB subsequently issued FIN 46R in December 2003 which modified certain provisions of FIN 46. The effective date of FIN 46R applies to the first reporting period after March 15, 2004. The application of FIN 46 as originally issued and as revised by the issuance of FIN 46R are not expected to have an impact on, or result in additional disclosure in our consolidated results of operations or financial position.

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

Liquidity and Capital Resources

Cash Requirements, including contractual obligations

      Our principal non-discretionary funding requirement is our working capital requirement. In addition, as discussed below, we have contractual obligations related to our debt and convertible notes, our recurring business operations primarily related to lease obligations, as well as certain contingent acquisition obligations related to acquisitions made in prior years. Historically, substantially all of our non-discretionary cash requirements have been funded from operating cash flow.

      Our principal discretionary cash requirements include dividend payments to our shareholders, purchases of treasury stock, payments for strategic acquisitions and capital expenditures. In 2003 and 2002, our discretionary spending was funded from operating cash flow. However, in any given year, depending on the level of discretionary activity, we may use other sources of funding available to finance these activities.

      We have a seasonal working capital cycle. Working capital requirements are lowest at year-end and highest during the second and third quarters, the difference being approximately $1.0 billion during these periods in 2003 and 2002. This occurs because in the majority of our businesses we act as agent on behalf of our clients, including when we place media and incur production costs on their behalf. We generally require collection from our clients prior to our payment for the media and production cost obligations and these obligations are greatest at the end of the year. This pattern was similar during the past three years. During the year we manage liquidity through our credit facilities as discussed below under "Cash Management".

      Contractual Obligations and Other Commercial Commitments: We enter into numerous contractual and commercial undertakings in the normal course of our business. The following table summarizes information about certain of our obligations as of December 31, 2003 and should be read together with note 3 (bank loans and lines of credit), note 4 (long-term debt and convertible notes), note 10 (commitments and contingent liabilities), note 11 (fair value of financial instruments) and note 12 (financial instruments and market risk) to our consolidated financial statements.

                                                      Due in         Due in           Due
                                                    Less than 1      1 to 5         after 5         Total
                                                       Year           Years          Years           Due
                                                     --------       --------        --------       --------
Contractual Obligations at
  December 31, 2003                                                      (in millions)
Long-term debt ...............................       $   12.4       $  195.7        $    1.6       $  209.7
Convertible notes ............................             --             --         2,339.3        2,339.3
Lease obligations ............................          435.9        1,073.3           949.3        2,582.5
                                                     --------       --------        --------       --------
Total ........................................       $  448.3       $1,269.0        $3,290.2       $5,131.5
                                                     ========       ========        ========       ========

      As more fully described on pages 21 and 22, the holders of the convertible notes included in the table above have the right to cause us to repurchase up to the entire aggregate face amount of the notes then outstanding for par value at certain dates in the future. If these rights were exercised at the earliest possible future date, as set forth in note 4 to our consolidated financial statements, $1,739.3 million of the convertible notes could be due in less than one year, and $600.0 million could be due in the "1 to 5 Years" category above.

                                       Due in      Due in     Due
                                     Less than 1   1 to 5   after 5    Total
                                        Year        Years    Years      Due
                                     -----------   ------   -------    -----
Other Commercial Commitments at
  December 31, 2003                                  (in millions)
Lines of Credit ................        $ --        $ --       $ --      $ --
Guarantees and letters of credit         0.1         0.7        0.1       0.9
                                        ----        ----       ----      ----
Total ..........................        $0.1        $0.7       $0.1      $0.9
                                        ====        ====       ====      ====

      In the normal course of business, our agencies enter into various contractual media commitments on behalf of our clients at levels substantially exceeding our revenue. These commitments are included in our accounts payable balance when the media services are delivered by the providers. Historically, we have not experienced significant losses for media commitments entered into on behalf of our clients and we believe that we do not have any substantial exposure to potential losses of this nature in the future as we receive payment in advance and we monitor the credit worthiness of our clients. In the event that we are committed to the media services and our client has not paid us, we believe that the risk of material loss is minimal because we believe that we have reasonable options available to substantially mitigate any potential losses.

Contingent Acquisition Obligations

      Certain of our acquisitions are structured with additional contingent purchase price obligations. We utilize contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity during the post acquisition transition period. The amount of future contingent purchase price payments that we would be required to pay for prior acquisitions, assuming that the acquired businesses perform over the relevant future periods at their current profit levels, is approximately $462 million as of December 31, 2003. The ultimate amounts payable cannot be predicted with reasonable certainty because they are dependent upon future results and are subject to changes in foreign currency exchange rates. In accordance with GAAP, we have not recorded a liability for these items on our balance sheet since the definitive amount is not determinable or distributable. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. Our obligations change from period to period as a result of payments made during the current period, changes in the previous estimate of the acquired entities' performance, changes in foreign currency exchange rates and other factors. These differences could be significant. The contingent purchase price obligations as of December 31, 2003, calculated assuming that the acquired businesses perform over the relevant future periods at their current profit levels, are as follows:

                             ($ in millions)
------------------------------------------------------------------------------
                                                       There-
 2004         2005         2006          2007           after           Total
------       ------       ------        ------         -------         -------
 $175         $152          $54           $37            $44            $462

      In addition, owners of interests in certain of our subsidiaries or affiliates have the right in certain circumstances to require us to purchase additional ownership stakes in these subsidiaries or affiliates. Assuming that the subsidiaries and affiliates perform over the relevant periods at their current profit levels, the aggregate amount we could be required to pay in future periods is approximately $294 million, $178 million of which relate to obligations that are currently exercisable. The ultimate amount payable in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses, the timing of when these rights are exercised and changes in foreign currency exchange rates and other factors. The actual amounts that we pay are likely to be different from these estimates. These differences could be significant. The obligations that exist for these agreements as of December 31, 2003, calculated using the assumptions above, are as follows:

                                                ($ in millions)
                                    ----------------------------------------
                                     Currently    Not Currently
                                    Exercisable    Exercisable         Total
                                    -----------    -----------         -----
Subsidiary agencies ...........        $154            $105            $259
Affiliated agencies ...........          24              11              35
                                       ----            ----            ----
Total .........................        $178            $116            $294
                                       ====            ====            ====

      If these rights are exercised, there would likely be an increase in our net income as a result of our increased ownership and the reduction of minority interest expense.

Sources and Uses of Cash

      Although our cash requirements in 2003 and 2002 were funded by operating cash flow, during the past three years, we have opportunistically accessed the capital markets by issuing convertible debt of $600 million, $900 million and $850 million in 2003, 2002 and 2001, respectively. The proceeds were used for general corporate purposes, including the repayment of maturing debt, the purchase of treasury shares and the funding of selected investing activities.

      At year-end 2003, we had $1,528.7 million in cash and cash equivalents. In addition, we had $2.0 billion in unused committed credit facilities available for immediate use to fund our cash needs. These credit facilities are more fully described in note 3 in the accompanying financial statements.

      Our operating cash flow and access to the capital markets could be impacted by macroeconomic factors outside our control. Additionally, liquidity could be impaired by short and long-term debt ratings assigned by independent rating agencies, which are based on our performance as measured by credit ratios.

      Standard and Poor's Rating Service currently rates our long-term debt A-, Moody's Investor Service rates our long-term debt Baa1 and Fitch Rating rates our long-term debt A-. Our short-term ratings are A2, P2 and F2 by the respective agencies. Neither our outstanding convertible bonds nor our bank credit facilities contain provisions that require acceleration of cash payments should our ratings be downgraded.

      Our committed bank facilities, described in detail in note 3, contain only two financial covenants, relating to cash flow and interest coverage, which the company met by a significant margin as of December 31, 2003.

      We believe that our financial condition is strong and that our cash balances, operational cash flows, unused committed borrowing capacity and access to capital markets, taken together, are sufficient to support our foreseeable cash requirements, including working capital, capital expenditures, dividends and acquisitions.

Cash Management

      We manage our cash and liquidity centrally through treasury centers in North America, Europe and Asia/Pacific. Each day, operations with excess funds invest these funds with their regional treasury center. Likewise, operations that require funding will borrow funds from their regional treasury center. The treasury centers then aggregate the net position of all of our operating companies. The net position is either invested with or borrowed from third party providers. To the extent that our treasury centers require liquidity, they have the ability to access local currency lines of credit, our $2.0 billion committed bank facilities, or our U.S. dollar-denominated commercial paper. This enables us to reduce our consolidated debt levels and minimize interest expense as well as centrally manage our exposure to foreign exchange.

      While our cash on hand balance at December 31, 2003 increased $861.8 million from the prior year, we manage our net debt position, which we define as total debt outstanding less cash on hand, centrally through our treasury centers as discussed above. Our net debt outstanding at December 31, 2003 decreased $292.2 million as compared to the prior year-end.

Debt Instruments, Guarantees and Related Covenants

      We maintain two revolving credit facilities with two consortia of banks totaling $2,035.0 million as described in note 3 to our consolidated financial statements. These credit facilities are available to provide credit support for issuances under our $1,500.0 million commercial paper program. We fund our daily borrowing needs by issuing commercial paper. During 2003, we issued and redeemed $19.6 billion and the average term was 5.9 days. As of December 31, 2003, we had no commercial paper or bank loans outstanding under these credit facilities. We had short-term bank loans of $42.4 million at December 31, 2003, primarily comprised of bank overdrafts by our international subsidiaries, which are treated as unsecured loans pursuant to the subsidiaries' bank agreements.

      Our credit facilities contain financial covenants that restrict our ability to incur indebtedness as defined in the agreements. The credit facilities contain financial covenants limiting the ratio of total consolidated indebtedness to total consolidated EBITDA (EBITDA for these purposes being defined as earnings before interest, taxes, depreciation and amortization) to
3.0 times. In addition, we are required to maintain a minimum ratio of EBITDA to interest expense of 5.0 times. At December 31, 2003, we were in compliance with these covenants, as our ratio of debt to EBITDA was 2.0 times and our ratio of EBITDA to interest expense was 22.9 times.

      At December 31, 2003, we had a total of $2,339.3 million aggregate principal amount of convertible notes outstanding, including $847.0 million Liquid Yield Option Notes due 2031, which were issued in February 2001, $892.3 million Zero Coupon Zero Yield Convertible Notes due 2032, which were issued in March 2002 and $600.0 million Zero Coupon Zero Yield Convertible Notes dues 2033, which were issued in June 2003.

      The holders of our Liquid Yield Option Notes due 2031 have the right to cause us to repurchase up to the entire aggregate face amount of the notes then outstanding for par value in February of each year. The holders of our Zero Coupon Zero Yield Convertible Notes due 2032 have the right to cause us to repurchase up to the entire aggregate face amount of the notes then outstanding for par value in August of each year. The holders of our

Zero Coupon Zero Yield Convertible Notes due 2033 have the right to cause us to repurchase up to the entire aggregate face amount of the notes then outstanding for par value on June 15, 2006, 2008, 2010, 2013, 2018, 2023 and on each June 15 annually thereafter through June 15, 2032. The Liquid Yield Option Notes due 2031, the Zero Coupon Zero Yield Convertible Notes due 2032 and the Zero Coupon Zero Yield Convertible Notes due 2033 are convertible, at specified ratios, only upon the occurrence of certain events, including if our common shares trade above certain levels, if we effect extraordinary transactions or, in the case of the Liquid Yield Option Notes due 2031 and the Zero Coupon Zero Yield Convertible Notes due 2032, if our long-term debt ratings are downgraded to BBB or lower by Standard & Poor's Ratings Services, or Baa3 or lower by Moody's Investors Services, Inc. or in the case of the Zero Coupon Zero Yield Convertible Notes due 2033, to BBB- or lower by S&P, and Ba1 or lower by Moody's. These events would not, however, result in an adjustment of the number of shares issuable upon conversion and would not accelerate the holder's right to cause us to repurchase the notes. For additional information about the terms of these notes, see note 4 to our consolidated financial statements.

      On February 21, 2003, we paid $25.4 million to qualified noteholders of our Liquid Yield Option Notes due 2031, equal to $30 per $1,000 principal amount of notes, as an incentive to the holders not to exercise their put right. This payment is being amortized over the 12-month period ended February 2004. On February 7, 2003, we repurchased for cash, notes from holders who exercised their put right for $2.9 million, reducing the aggregate amount outstanding of the notes due 2031 to $847.0 million.

      On August 6, 2003, we paid $6.7 million to qualified noteholders of our Zero Coupon Zero Yield Convertible Notes dues 2032, equal to $7.50 per $1,000 principal amount of notes, as an incentive to the holders not to exercise their put right. This payment is being amortized over the 12-month period ended August 2004. On August 1, 2003, we repurchased for cash, notes from holders who exercised their put right for $7.7 million, reducing the aggregate amount outstanding of the notes due 2032 to $892.3 million.

      On February 6, 2004, we repurchased for cash, notes from holders who exercised their put right for $0.006 million principal amount of Liquid Yield Option Notes due 2031.

      At December 31, 2003, we had Euro-denominated bonds outstanding of
(Euro)152.4 million or $192.0 million. The bonds pay a fixed rate of 5.2% to maturity in June 2005. The bonds serve as a hedge of our investment in Euro-denominated net assets. While an increase in the value of the euro against the dollar will result in a greater liability for interest and principal, there will be a corresponding increase in the dollar value of our Euro-denominated net assets.

      Our outstanding debt and amounts available under these facilities as of December 31, 2003 ($ in millions) were as follows:

                                                             Debt      Available
                                                          Outstanding   Credit
                                                          -----------  --------
Bank loans (due in less than 1 year) .....................  $   42.4         --
$835.0 million revolver -- due November 14, 2005 .........        --   $  835.0
Commercial paper issued under 364-day facility ...........        --    1,200.0
(euro)152.4 million 5.20% Euro notes -- due June 24, 2005      192.0         --
Convertible notes -- due February 7, 2031 ................     847.0         --
Convertible notes -- due July 31, 2032 ...................     892.3         --
Convertible notes -- due June 15, 2033 ...................     600.0         --
Loan notes and sundry -- various through 2012 ............      17.7         --
                                                            --------   --------
Total ....................................................  $2,591.4   $2,035.0
                                                            ========   ========

      Additional information about our indebtedness is included in notes 3 and 4 of our consolidated financial statements.

Quantitative and Qualitative Disclosures Regarding Market Risk

      Foreign Exchange: Our results of operations are subject to risk from the translation to the U.S. dollar of the revenue and expenses of our foreign operations, which are generally denominated in the local currency. The effects of currency exchange rate fluctuation on the translation of our results of operations are discussed in note

12 of our consolidated financial statements. For the most part, our revenues and the expenses incurred related to those revenues are denominated in the same currency. This minimizes the impact that fluctuations in exchange rates will have on profit margins.

      While our agencies conduct business in more than 70 different currencies, our major-non-U.S. currency markets are the European Monetary Union (EMU), the United Kingdom, Japan, Brazil and Canada. Outside of major markets, our subsidiaries generally borrow funds directly in their local currency. As an integral part of our treasury operations, we enter into short-term forward foreign exchange contracts which hedge the intercompany cash movements between subsidiaries operating in different currency markets from that of our treasury centers from which they borrow or invest. In the limited number of instances where operating expenses and revenues are not denominated in the same currency, amounts are promptly settled or hedged in the foreign currency market with forward contracts. At December 31, 2003, we had foreign exchange contracts outstanding with an aggregate notional principal of $1,251.0 million, most of which were denominated in our major international market currencies with maturities ranging from 2 to 365 days with an average duration of less than 30 days.

      Additionally, at December 31, 2003 we had cross-currency interest rate swaps in place with an aggregate notional principal amount of 19,100.0 million Yen maturing in 2005. See note 12 to our consolidated financial statements for information about the fair value of each type of derivative instrument.

      The forward foreign exchange and swap contracts discussed above were entered into for the purpose of hedging certain specific currency risks. As a result of these financial instruments, we reduced financial risk in exchange for foregoing any gain (reward) which might have occurred if the markets moved favorably. In using these contracts, we exchanged the risks of the financial markets for counterparty risk. To minimize counterparty risk, we only enter into these contracts with major well-known banks and financial institutions that have credit ratings equal to or better than our credit rating.

      These hedging activities are confined to risk management activities related to our international operations. We have established a centralized reporting system to evaluate the effects of changes in interest rates, currency exchange rates and other relevant market risks. We periodically determine the potential loss from market risk by performing a value-at risk computation. Value-at-risk analysis is a statistical model that utilizes historic currency exchange and interest rate data to measure the potential impact on future earnings of our existing portfolio of derivative financial instruments. The value-at-risk analysis we performed on our December 31, 2003 portfolio of derivative financial instruments indicated that the risk of loss was immaterial. This overall system is designed to enable us to initiate remedial action, if appropriate.

      Debt Instruments: Our bank credit facilities mentioned above are available to provide credit support, including issuances of commercial paper. We currently have a 364-day facility with a one-year term out option and a 3-year facility. Accordingly we classify outstanding borrowings under these facilities as long-term debt. We normally replace our 364-day facility each year with a new 364-day facility with similar provisions. We also plan to renew the 3-year facility with a new multi-year facility with similar terms. Our ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication.

      Our bank syndicates typically include large global banks such as Citibank, JP Morgan Chase, HSBC, ABN Amro, Societe Generale, Barclays, Bank of America and BBVA. We also include large regional banks in the U.S. such as Wachovia, Fleet, US Bancorp, Northern Trust, PNC and Wells Fargo. We also include banks that have a major presence in countries where we conduct business such as Sumitomo in Japan, San Paolo in Italy, Scotia in Canada and Westpac in Australia.

      Our other long-term debt consists principally of convertible notes. The holders of these convertible notes have the right to cause us to repurchase up to the entire aggregate face amount. We may offer the holders of our notes a cash payment or other incentives, such as extending the no-call period of the note to induce them to not put the notes to us in advance of a put date. If we were to decide to pay a cash incentive, our interest expense could increase based on market factors at the time.

      Since our existing convertible notes do not pay or accrue interest, our interest expense could increase if notes are put. The extent, if any, of the increase in interest expense will depend on the portion of the amount repurchased that was refinanced, when we refinance, the type of instrument we use to refinance and the term of the instrument.

      The one-time payments made in 2003 to qualified noteholders, as described above under "Debt Instruments, Guarantees and Related Covenants", are one method of keeping the convertible notes outstanding and preserving our liquidity. We can also preserve liquidity by satisfying some of or the entire put obligation with common equity, provided we notify the noteholders in advance of their put that we intend to do so. If a put were to be satisfied in cash, we expect to have sufficient unused credit commitments to fund the put, while still preserving ample capacity under these commitments to meet cash requirements for the normal course of our business operations after the put event.

      Our credit commitments support either the issuance of commercial paper or bank loans, and we would likely fund the put initially using some combination of these instruments. We would then evaluate all funding alternatives available to us to restore our credit capacity and liquidity to the level prior to any such put. We believe the funding alternatives would include substantially all forms of debt, equity and convertible instruments available to us by accessing the public or private capital markets. Our evaluation would likely include the expected cash flows from the normal course of our business operations and the credit capacity to fund additional potential puts on the remaining outstanding convertible notes.

      If we were to replace the convertible notes with another form of debt on a dollar-for-dollar basis, it would have no impact on either our debt to capital ratios or our debt to EBITDA ratio. However, an increase in interest expense would negatively impact our coverage ratios, such as EBITDA to interest expense, if the replacement debt were to be interest bearing. Currently our coverage ratios applicable to our current rating levels are well above the thresholds since the majority of our long-term debt does not pay or accrue interest. Based on present expectations of our future operating cash flows and expected access to debt and equity capital markets, we believe any increase in interest expense and reduction in coverage ratios would still place us comfortably within an acceptable range. Thus, we do not expect any negative impact on our credit ratings if the convertible notes are put in the near future.

8. Financial Statements and Supplementary Data

      Our financial statements and supplementary data are included at the end of this report beginning on page F-1 of this report. See the index appearing on page 26 of this report.

9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

9A. Controls and Disclosure

      We maintain disclosure controls and procedures designed to ensure that information required to be included in our SEC reports is recorded, analyzed and reported within applicable time periods. During the 90-day period prior to the filing of this report, we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that they believe that our disclosure controls and procedures are effective to ensure recording, analysis and reporting of information required to be included in our SEC reports on a timely basis. There have been no significant changes in our internal controls or others factors that could be reasonably expected to significantly affect the effectiveness of these controls since the date that evaluation was completed.

                                    PART III

10. Executive Officers

      The executive officers of Omnicom Group Inc. as of March 1, 2004 are:

           Name                                         Position                                           Age
           ----                                         --------                                           ---
Bruce Crawford................   Chairman                                                                   75
John D. Wren..................   President and Chief Executive Officer                                      51
Randall J. Weisenburger.......   Executive Vice President and Chief Financial Officer                       45
Philip J. Angelastro..........   Senior Vice President of Finance and Controller                            39
Jean-Marie Dru................   President and Chief Executive Officer of TBWA Worldwide                    57
Thomas L. Harrison............   Chairman and Chief Executive Officer of Diversified Agency Services        56
Kenneth R. Kaess, Jr..........   President and Chief Executive Officer of DDB Worldwide                     49
Peter Mead....................   Vice Chairman                                                              64
Michael J. O'Brien............   Senior Vice President, General Counsel and Secretary                       42
Keith L. Reinhard.............   Chairman of DDB Worldwide                                                  69
Allen Rosenshine..............   Chairman and Chief Executive Officer of BBDO Worldwide                     65

      All of the executive officers have held their present positions at Omnicom for at least five years except as specified below.

      Philip Angelastro was promoted to Senior Vice President of Finance in January 2002 and was appointed Controller on February 1, 1999. Mr. Angelastro joined the Company in June 1997 as Vice President of Finance of Diversified Agency Services after being a Partner at Coopers & Lybrand LLP.

      Jean-Marie Dru was appointed President and Chief Executive Officer of TBWA Worldwide in March 2001. He had previously been President International of TBWA Worldwide. Mr. Dru was co-founder and Chairman of BDDP Group, which merged with TBWA in 1998.

      Ken Kaess has been Chief Executive Officer and President of DDB Worldwide since January 2001, and President since December 1999. Prior to that he was President of DDB North America.

      Peter Mead was appointed Vice Chairman on May 16, 2000. He had previously been Group Chief Executive of Abbot Mead Vickers plc and Joint Chairman of AMV BBDO.

      Michael O'Brien joined Omnicom in November 2003 and was appointed Senior Vice President, General Counsel and Secretary in December 2003. Prior to that, he was a partner in the law firm of Goodwin Procter LLP (since April 2002). Prior to that, he was a partner in the law firm of O'Sullivan LLP.

      Additional information about our directors and executive officers appears under the captions "Election of Directors", "Stock Ownership", "Director Compensation" and "Executive Compensation" in our 2004 proxy statement.

                                     PART IV

15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements:
                                                                            Page
                                                                            ----
       Management Report ..............................................     F-1
       Report of Independent Public Accountants .......................     F-2
       Consolidated Statements of Income for the
          Three Years Ended December 31, 2003 .........................     F-4
       Consolidated Balance Sheets at December 31, 2003 and 2002 ......     F-5
       Consolidated Statements of Shareholders' Equity for the
          Three Years Ended December 31, 2003 .........................     F-6
       Consolidated Statements of Cash Flows for the Three Years
          Ended December 31, 2003 .....................................     F-7
       Notes to Consolidated Financial Statements .....................     F-8
       Quarterly Results of Operations (Unaudited) ....................     F-28

(a)(2) Financial Statement Schedules:
       Schedule II -- Valuation and Qualifying Accounts
          (for the three years ended December 31, 2003)................     S-1

All other schedules are omitted because they are not applicable.

(a)(3) Exhibits:

       Exhibit
       Numbers      Description
       -------      -----------
       (3)(i)       Restated Certificate of Incorporation (Exhibit 3.1 to our
                    Quarterly Report on Form 10-Q for the quarter ended June 30,
                    2003 and incorporated by reference).

         (ii) By-laws (Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003) and incorporated by reference (File No. 1-10551).

       4.1 Fiscal Agency Agreement, dated June 24, 1998, in connection with our issuance of 1,000,000,000 5.20% Notes due 2005 (the "5.20% Notes") (Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (the "6-30-98 10-Q") (File No. 1-10551) and incorporated herein by reference).

       4.2 Subscription Agreement, dated June 22, 1998, in connection with our issuance of the 5.20% notes (Exhibit 4.2 to our 6-30-98 10-Q and incorporated by reference).

       4.3 Deed of Covenant, dated June 24, 1998, in connection with our issuance of the 5.20% notes (Exhibit 4.3 to the 6-30-98 10-Q and incorporated by reference).

       4.4 Indenture, dated February 7, 2001, between JPMorgan Chase Manhattan Bank, as trustee, and us in connection with our issuance of $850,000,000 Liquid Yield Option notes due 2031 (the "2031 Indenture") (Exhibit 4.1 to our Registration Statement on Form S-3) (Registration Statement No. 333-55386 and incorporated by reference).

       4.5          Form of Liquid Yield Option notes due 2031 (included in
                    Exhibit 4.4 above).

       4.6 First Supplemental Indenture to the 2031 Indenture, dated as of February 13, 2004, between us, Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank (Exhibit 4.3 to our Registration Statement on Form S-3 (File No. 112840) and incorporated herein by reference).

       4.7 Indenture, dated March 6, 2002, between JPMorgan Chase Bank as trustee and us in connection with our issuance of $900,000,000 Zero Coupon Zero Yield Convertible notes due 2032 (the "2032 Indenture") (Exhibit 4.6 to our Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated by reference).

       4.8 Form of Zero Coupon Zero Yield Convertible notes due 2032 (included in Exhibit 4.7).

       4.9 First Supplemental Indenture to the 2032 Indenture, dated as of February 13, 2004, between us, Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank (Exhibit 4.3 to our Registration Statement on Form S-3 (File No. 112841) and incorporated herein by reference).

       4.10 Indenture, dated as of June 30, 2003, between JPMorgan Chase Bank, as trustee, and us in connection with our issuance of $600,000,000 Zero Coupon Zero Yield Convertible Notes due 2033 (the "2033 Indenture") (Exhibit 4.1 to Registration Statement 333-108611 and incorporated by reference).

       4.11 Form of the Zero Coupon Zero Yield Convertible Notes due 2033 (included in 4.10 above).

       4.12 First Supplemental Indenture, to the 2033 Indenture, dated as of November 5, 2003, between JPMorgan Chase Bank, as trustee, and us, Omnicom Capital Inc. and Omnicom Finance Inc. (Exhibit 4.4 to Registration Statement 333-108611 and incorporated by reference).

       10.1 Credit Agreement, dated November 14, 2002, among Omnicom Finance Inc., Omnicom Capital Inc., Omnicom Finance PLC, us, Salomon Smith Barney Inc. and ABN AMRO Incorporated, as lead arrangers for the institutions party thereto (Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference).

       10.2 364-day Credit Agreement, dated November 13, 2003, among Omnicom Finance Inc., Omnicom Capital Inc., Omnicom Finance PLC, the financial institutions party thereto, Citibank, N.A., as Administrative Agent and Salomon Smith Barney Inc., as Lead Arranger, ABN AMRO Bank N.V., as syndication agent, HSBC Bank USA, Wachovia Bank, National Association and Societe Generale, as documentation agents (Exhibit 10.1 to our Periodic Report on Form 8-K filed on December 2, 2003 and incorporated by reference).

       10.3 Amendment to the Credit Agreement, dated as of April 30, 2003, among Omnicom Finance Inc., Omnicom Capital Inc., Omnicom Finance PLC, collectively as borrowers, us, as guarantor and UBS AG as lender (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30,
                    2003).

       10.4 Amended and Restated 1998 Incentive Compensation Plan (Exhibit B to our Proxy Statement filed on April 10, 2000 and incorporated by reference).

       10.5         Restricted Stock Plan for Non-employee Directors (Exhibit
                    10.10 to our Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated by reference).

       10.6 Standard form of our Executive Salary Continuation Plan Agreement (Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated by reference).

       10.7 Standard form of the Director Indemnification Agreement (Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated by reference).

       10.8 Severance Agreement, dated July 6, 1993, between Keith Reinhard and DDB Worldwide Communications Group, Inc. (Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated by reference).

       10.9 Long-Term Shareholder Value Plan (Exhibit 4.4 to our Registration Statement on Form S-8 dated March 19, 2002, (File No. 333-84498) and incorporated by reference).

       10.10 Executive Salary Continuation Plan Agreement -- Thomas Harrison (Exhibit 10.7A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the "6-30-02 10-Q") and incorporated by reference).

       10.11 Executive Salary Continuation Plan Agreement -- Peter Mead (Exhibit 10.7B to our 6-30-02 10-Q and incorporated by reference).

       10.12        Executive Salary Continuation Plan Agreement -- Keith L.
                    Reinhard (Exhibit 10.7C to our 6-30-02 10-Q and incorporated by reference).

       10.13 Executive Salary Continuation Plan Severance Compensation Agreement -- Allen Rosenshine (Exhibit 10.7D to our 6-30-02 10-Q and incorporated by reference).

       10.14 Executive Salary Continuation Plan Agreement -- John Wren (Exhibit 10.7E to our 6-30-02 10-Q and incorporated by reference).

       10.15 Equity Incentive Plan (Exhibit 4.3 to our Registration Statement on Form S-8 dated August 18, 2003 (File No. 333-108063) and incorporated by reference).

       12.1         Ratio of Earnings to Fixed Charges.

       21.1         Subsidiaries of the Registrant.

       23.1         Consent of KPMG LLP.

       31.1 Certification of Chief Executive Officer and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

       31.2 Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

       32.1 Certification of the Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C ss.1350.

(b) Reports on Form 8-K

      On October 28, 2003, we filed a Current Report on Form 8-K to furnish under Item 9 (Regulation FD Disclosure) and Item 12 (Results of Operations and Financial Condition) our press release announcing our operating results for the third quarter of 2003 and the text of materials used in the related call at which such results were discussed.

      On December 2, 2003, we filed a Current Report on Form 8-K to file under
Item 5 and Item 7 of our 364-day revolving credit facility.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OMNICOM GROUP INC.
March 15, 2004
                                          BY:  /s/ RANDALL J. WEISENBURGER
                                             --------------------------------
                                                 Randall J. Weisenburger
                                                 Executive Vice President
                                               and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                       Title                        Date
      -----------------                 --------                     ---------

    /s/ BRUCE CRAWFORD             Chairman and Director          March 15, 2004
----------------------------
     (Bruce Crawford)

     /s/ JOHN D. WREN             Chief Executive Officer         March 15, 2004
----------------------------    and President and Director
      (John D. Wren)

/s/ RANDALL J. WEISENBURGER    Executive Vice President and       March 15, 2004
----------------------------      Chief Financial Officer
 (Randall J. Weisenburger)

 /s/ PHILIP J. ANGELASTRO          Senior Vice President          March 15, 2004
----------------------------          and Controller
  (Philip J. Angelastro)      (Principal Accounting Officer)

 /s/ ROBERT CHARLES CLARK                Director                 March 15, 2004
----------------------------
  (Robert Charles Clark)

/s/ LEONARD S. COLEMAN, JR.              Director                 March 15, 2004
----------------------------
 (Leonard S. Coleman, Jr.)

     /s/ ERROL M. COOK                   Director                 March 15, 2004
----------------------------
      (Errol M. Cook)

   /s/ SUSAN S. DENISON                  Director                 March 15, 2004
----------------------------
    (Susan S. Denison)

  /s/ MICHAEL A. HENNING                 Director                 March 15, 2004
----------------------------
   (Michael A. Henning)

    /s/ JOHN R. MURPHY                   Director                 March 15, 2004
----------------------------
     (John R. Murphy)

    /s/ JOHN R. PURCELL                  Director                 March 15, 2004
----------------------------
     (John R. Purcell)

  /s/ LINDA JOHNSON RICE                 Director                 March 15, 2004
----------------------------
   (Linda Johnson Rice)

    /s/ GARY L. ROUBOS                   Director                 March 15, 2004
----------------------------
     (Gary L. Roubos)

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

      Omnicom's system of internal controls, augmented by a program of internal audits, is designed to provide reasonable assurance that assets are safeguarded and records are maintained to substantiate the preparation of financial information in accordance with accounting principles generally accepted in the United States. Omnicom also maintains disclosure controls to ensure that information required to be included in its SEC reports is recorded, analyzed and reported within applicable time periods. Underlying this concept of reasonable assurance is the premise that the cost of controls should not exceed the benefits derived therefrom.

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

          /s/ JOHN D. WREN                       /s/ RANDALL J. WEISENBURGER
-------------------------------------      -------------------------------------
            John D. Wren                           Randall J. Weisenburger
Chief Executive Officer and President           Executive Vice President and
                                                   Chief Financial Officer

February 13, 2004

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Omnicom Group Inc.:

      We have audited the accompanying consolidated balance sheets of Omnicom Group Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the related 2003 and 2002 financial statement schedules. These consolidated financial statements and financial statement schedules are the responsibility of Omnicom Group Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits. The consolidated financial statements and related financial statement schedule of Omnicom Group Inc. and subsidiaries as of and for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and related financial statement schedule in their report dated February 18, 2002 (except with respect to the matter discussed in Note 14, as to which the date is March 20, 2002).

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omnicom Group Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2003 and 2002 financial statement schedules on page S-1, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

      As discussed in Note 13 to the consolidated financial statements, Omnicom Group Inc. changed its method of accounting for goodwill and other intangibles in 2002.

                                                                    /s/ KPMG LLP
New York, New York
February 13, 2004

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

                       OMNICOM GROUP INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                            Years Ended December 31,
                                             (Dollars in Thousands
                                             Except Per Share Data)
                                   -----------------------------------------
                                       2003           2002           2001
                                   -----------    -----------    -----------
REVENUE ........................   $ 8,621,404    $ 7,536,299    $ 6,889,406

OPERATING EXPENSES:
   Salary and service costs ....     5,839,006      4,952,929      4,420,929
   Office and general expenses .     1,617,723      1,479,255      1,500,293
                                   -----------    -----------    -----------
                                     7,456,729      6,432,184      5,921,222
                                   -----------    -----------    -----------

OPERATING PROFIT ...............     1,164,675      1,104,115        968,184

NET INTEREST EXPENSE:
   Interest expense ............        57,932         45,509         90,922
   Interest income .............       (15,106)       (15,017)       (18,123)
                                   -----------    -----------    -----------
                                        42,826         30,492         72,799
                                   -----------    -----------    -----------

INCOME BEFORE INCOME TAXES .....     1,121,849      1,073,623        895,385

INCOME TAXES ...................       380,927        375,637        352,128
                                   -----------    -----------    -----------

INCOME AFTER INCOME TAXES ......       740,922        697,986        543,257

EQUITY IN EARNINGS OF AFFILIATES        15,104         13,811         12,667

MINORITY INTERESTS .............       (80,143)       (68,338)       (52,782)
                                   -----------    -----------    -----------

NET INCOME .....................   $   675,883    $   643,459    $   503,142
                                   ===========    ===========    ===========

NET INCOME PER COMMON SHARE:
   Basic .......................   $      3.61    $      3.46    $      2.75(a)
   Diluted .....................   $      3.59    $      3.44    $      2.70(a)

----------
 (a) Year Ended December 31, 2001, adjusted to exclude goodwill amortization:

Adjusted Net Income ............                                      $  586,208

Adjusted Net Income Per
  Common Share - basic .........                                      $     3.21
Adjusted Net Income Per
  Common Share - diluted .......                                      $     3.13

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                       (Dollars in Thousands)
                                                    ---------------------------
                                                        2003           2002
                                                    ------------   ------------
                                   A S S E T S
CURRENT ASSETS:
   Cash and cash equivalents ....................   $  1,528,710   $    666,951
   Short-term investments at market, which
      approximates cost .........................         20,225         28,930
   Accounts receivable, less allowance for
      doubtful accounts of $69,657 and $75,575 ..      4,529,995      3,966,550
   Billable production orders in process, at cost        440,436        371,816
   Prepaid expenses and other current assets ....        766,579        602,819
                                                    ------------   ------------
   Total Current Assets .........................      7,285,945      5,637,066
                                                    ------------   ------------
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
   at cost, less accumulated depreciation and
   amortization of $817,108 and $717,294 ........        596,796        557,735
INVESTMENTS IN AFFILIATES .......................        151,181        137,303
GOODWILL ........................................      5,886,176      4,850,829
INTANGIBLES, net of accumulated amortization
   of $127,774 and $88,132 ......................        121,443         97,730
DEFERRED TAX BENEFITS ...........................        144,092        166,815
OTHER ASSETS ....................................        313,823        496,600
                                                    ------------   ------------
   TOTAL ASSETS .................................   $ 14,499,456   $ 11,944,078
                                                    ============   ============

     L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y
CURRENT LIABILITIES:
   Accounts payable .............................   $  5,513,301   $  4,833,681
   Advance billings .............................        775,232        648,577
   Current portion of long-term debt ............         12,379         35,256
   Bank loans ...................................         42,408         50,394
   Accrued taxes ................................        221,664        294,420
   Other liabilities ............................      1,197,474        977,196
                                                    ------------   ------------
   Total Current Liabilities ....................      7,762,458      6,839,524
                                                    ------------   ------------
LONG-TERM DEBT ..................................        197,291        197,861
CONVERTIBLE NOTES ...............................      2,339,304      1,747,037
DEFERRED COMPENSATION AND OTHER LIABILITIES .....        342,894        293,638
LONG TERM DEFERRED TAX LIABILITY ................        204,104        124,276
MINORITY INTERESTS ..............................        187,346        172,815
SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 7,500,000
      shares authorized, none issued
   Common stock, $0.15 par value, 1,000,000,000
      shares authorized, 198,663,916 and
      198,600,891 shares issued in 2003
      and 2002, respectively ....................         29,800         29,790
   Additional paid-in capital ...................      1,380,934      1,419,910
   Retained earnings ............................      2,640,623      2,114,506
   Unamortized restricted stock .................       (123,820)      (136,357)
   Accumulated other comprehensive income (loss)         109,694       (154,142)
   Treasury stock, at cost, 8,239,072 and
      10,199,215 shares in 2003 and 2002,
      respectively ..............................       (571,172)      (704,780)
                                                    ------------   ------------
   Total Shareholders' Equity ...................      3,466,059      2,568,927
                                                    ------------   ------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...   $ 14,499,456   $ 11,944,078
                                                    ============   ============

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       Three Years Ended December 31, 2003
                             (Dollars in Thousands)

                                                                                          Un-     Accumulated              Total
                                               Common Stock     Additional             amortized   Other Comp-             Share-
                             Comprehensive --------------------  Paid-in     Retained  Restricted  rehensive   Treasury    holders'
                                Income      Shares    Par Value  Capital     Earnings     Stock   (Loss)Income  Stock      Equity
                             ------------- --------   --------- ----------  ---------- ---------- ------------ --------  ----------
Balance December 31, 2000 ...             194,102,812  $29,115  $1,166,076  $1,258,568  $(119,796) $(232,063) $(553,423) $1,548,477
Comprehensive Income:
  Net Income ................  $503,142                                        503,142                                      503,142
  Unrealized gain on
  investments net of taxes
  of $11,518 ................    18,976                                                               18,976                 18,976
Translation adjustments,
  net of taxes of $49,939 ...   (82,271)                                                             (82,271)               (82,271)
                               --------
Comprehensive income ........   439,847
                               ========
Dividends Declared ..........                                                 (141,836)                                    (141,836)
Amortization of restricted
  shares ....................                                                              47,078                            47,078
Shares transactions under
  employee stock plans ......                                       28,477                (53,027)              106,583      82,033
Shares issued for
  acquisitions ..............                  25,538        4       3,891                                        3,441       7,336
Conversion of 2.25%
  debentures ................               4,614,443      692     254,995                                          (54)    255,633
Purchase of treasury shares .                                      (49,200)                                     (10,949)    (60,149)
Cancellation of shares ......                 (73,539)     (11)     (4,101)                                       4,112          --
                                          -----------  -------  ----------  ----------  ---------  ---------  ---------  ----------
Balance December 31, 2001 ...             198,669,254   29,800   1,400,138   1,619,874   (125,745)  (295,358)  (450,290)  2,178,419
Comprehensive Income:
Net Income ..................   643,459                                        643,459                                      643,459
Translation adjustments,
  net of taxes of $(91,791) .   141,216                                                              141,216                141,216
                               --------
Comprehensive income ........   784,675
                               ========
Dividends Declared ..........                                                 (148,827)                                    (148,827)
Amortization of restricted
  shares ....................                                                              54,487                            54,487
Shares transactions under
  employee stock plans ......                                       25,767                (65,099)               89,696      50,364
Shares issued for
  acquisitions ..............                                       (1,289)                                      22,762      21,473
Purchase of treasury shares .                                                                                  (371,664)   (371,664)
Cancellation of shares ......                 (68,363)     (10)     (4,706)                                       4,716          --
                                          -----------  -------  ----------  ----------  ---------  ---------  ---------  ----------
Balance December 31, 2002 ...             198,600,891   29,790   1,419,910   2,114,506   (136,357)  (154,142)  (704,780)  2,568,927
Comprehensive Income:
Net Income ..................   675,883                                        675,883                                      675,883
Translation adjustments,
  net of taxes of $(142,065)    263,836                                                              263,836                263,836
                               --------
Comprehensive income.........  $939,719
                               ========
Dividends Declared ..........                                                 (149,766)                                    (149,766)
Amortization of restricted
  shares ....................                                                              60,268                            60,268
Shares transactions under
  employee stock plans ......                                      (41,627)               (47,731)              146,072      56,714
Shares issued for
  acquisitions ..............                  79,940       13       4,853                                       11,259      16,125
Purchase of treasury shares .                                                                                   (25,928)    (25,928)
Cancellation of shares ......                 (16,915)      (3)     (2,202)                                       2,205          --
                                          -----------  -------  ----------  ----------  ---------  ---------  ---------  ----------
Balance December 31, 2003 ...             198,663,916  $29,800  $1,380,934  $2,640,623  $(123,820) $ 109,694  $(571,172) $3,466,059
                                          ===========  =======  ==========  ==========  =========  =========  =========  ==========

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Years Ended December 31,
                                                                                                (Dollars in Thousands)
                                                                                      ---------------------------------------------
                                                                                          2003            2002              2001
                                                                                      -----------      -----------      -----------
Cash Flows from Operating Activities:
Net income ......................................................................     $   675,883      $   643,459      $   503,142
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation of tangible assets .........................................         124,394          119,987          114,661
        Amortization of goodwill ................................................              --               --           95,581
        Amortization of intangible assets .......................................          36,529           30,332           17,853
        Minority interests ......................................................          80,143           68,338           52,782
        Earnings of affiliates less than dividends received .....................             843            3,374           15,711
        Tax benefit on employee stock plans .....................................          15,710           14,341           16,640
        Amortization of restricted stock ........................................          60,268           54,487           47,078
        Provisions for losses on accounts receivable ............................          12,941           21,846           30,739
        (Increase) decrease in accounts receivable ..............................        (207,702)          25,602          200,836
        (Increase) decrease in billable production orders in process ............         (49,486)          33,967           23,117
        (Increase) decrease in prepaid expenses and other
          current assets ........................................................        (116,756)          62,120          (33,021)
        Decrease (increase) in other assets, net ................................          19,168          (13,592)         (72,411)
        Increase (decrease) in advanced billings ................................          91,757          (14,853)          17,564
        (Decrease) in accrued taxes and other liabilities .......................         (18,607)        (301,834)        (165,846)
        Increase (decrease) in accounts payable .................................         329,157          253,027          (88,866)
                                                                                      -----------      -----------      -----------
Net Cash Provided by Operating Activities .......................................       1,054,242        1,000,601          775,560
                                                                                      -----------      -----------      -----------
Cash Flows from Investing Activities:
   Capital expenditures .........................................................        (141,108)        (117,198)        (149,423)
   Payment for purchases of equity interests in
      subsidiaries and affiliates, net of cash acquired .........................        (410,028)        (586,349)        (818,819)
   Purchases of investments .....................................................          (3,580)         (15,890)        (105,916)
   Proceeds from sales of investments ...........................................          25,905           36,303          126,306
                                                                                      -----------      -----------      -----------
Net Cash Used in Investing Activities ...........................................        (528,811)        (683,134)        (947,852)
                                                                                      -----------      -----------      -----------
Cash Flows From Financing Activities:
   Net (decrease) increase in short-term borrowings .............................         (15,535)        (127,703)          76,789
   Net proceeds from issuance of convertible notes
      and long-term debt obligations ............................................         796,296          900,000        1,144,369
   Repayments of principal of long-term debt obligations ........................        (234,120)        (339,950)        (866,445)
   Dividends paid ...............................................................        (149,323)        (148,411)        (135,676)
   Purchase of treasury shares ..................................................         (25,928)        (371,664)         (60,149)
   Other ........................................................................         (16,801)         (32,061)          11,913
                                                                                      -----------      -----------      -----------
Net Cash Provided by (Used In) Financing Activities .............................         354,589         (119,789)         170,801
                                                                                      -----------      -----------      -----------
   Effect of exchange rate changes on cash and cash equivalents .................         (18,261)          (2,878)         (43,175)
                                                                                      -----------      -----------      -----------
Net Increase (Decrease) in Cash and Cash Equivalents ............................         861,759          194,800          (44,666)
Cash and Cash Equivalents at Beginning of Year ..................................         666,951          472,151          516,817
                                                                                      -----------      -----------      -----------
Cash and Cash Equivalents at End of Year ........................................     $ 1,528,710      $   666,951      $   472,151
                                                                                      ===========      ===========      ===========
Supplemental Disclosures:
   Income taxes paid ............................................................     $   344,029      $   338,638      $   233,287
   Interest paid ................................................................     $    56,902      $    42,423      $    84,693

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

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

      Revenue Recognition. Substantially all revenue is derived from fees for services. Additionally, we earn commissions based upon the placement of advertisements in various media. Revenue is realized when the service is performed in accordance with the terms of each client arrangement and upon completion of the earnings process. This includes when services are rendered, upon presentation date for media, when costs are incurred for radio and television production and when print production is completed and collection is reasonably assured.

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

      Our revenue recognition policies are in compliance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin ("SAB") 101, "Revenue and Recognition in Financial Statements" as updated by SAB 104, "Revenue Recognition". SAB 101 and 104 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Also, in July 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") released Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". This Issue summarized the EITF's views on when revenue should be recorded at the gross amount billed because it has earned revenue from the sale of goods or services, or the net amount retained because it has earned a fee or commission. Additionally, in January 2002, the EITF released Issue 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. This Issue summarized the EITF's views on when out-of-pocket expenses should be characterized as revenue. Our revenue recognition policies are in compliance with SAB 101, SAB 104, EITF 99-19 and EITF 01-14. In the majority of our businesses, we act as an agent and record revenue equal to the net amount retained, when the fee or commission is earned.

      Billable Production. Billable production orders in process consist principally of costs incurred on behalf of clients when providing advertising, marketing and corporate communications services to clients. Such amounts are invoiced to clients at various times over the course of the production process.

      Investments Available for Sale. Investments available for sale are comprised of the following two categories of investments:

      Short-term investments and time deposits with financial institutions consist principally of investments with original maturity dates between three months and one year and are therefore classified as current assets.

      Long-term investments are included in other assets in our balance sheet and are comprised of minority ownership interests in certain marketing and corporate communications services companies where we do not exercise significant influence over the operating and financial policies of the investee. We account for these investments under the cost method. During 2001, we held minority investments in several publicly traded marketing and corporate communication companies and the book value of these investments was adjusted to market value with any unrealized gains or losses recorded to comprehensive income. We periodically evaluate our cost based investments to determine if there have been any other than temporary declines in value. A variety of factors are considered when determining if a decline in market value below book value is other than temporary, including, among others, the financial condition and prospects of the investee, as well as our investment intent.

      Cost-Based Investments. Cost-based long-term investments are primarily comprised of preferred equity interests in non-public marketing and corporate communications services companies where we do not exercise significant influence over the operating and financial policies of the investee. These minority interests are

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accounted for under the cost method and are included in our other assets account. These investments are periodically evaluated to determine if there have been any other than temporary declines below book value. A variety of factors are considered when determining if a decline in fair value below book value is other than temporary, including, among others, the financial condition and prospects of the investee, as well as our investment intent.

      Equity Method Investments. The equity method is used to account for investments in entities in which we have an ownership of less than 50% and have significant influence over the operating and financial policies of the affiliate. Prior to the adoption of SFAS 142, "Goodwill and Other Intangible Assets", the excess of cost of the stock of those affiliates over our share of their net assets at the acquisition date was recognized as goodwill and was being amortized on a straight-line basis over a period not to exceed 40 years. Subsequent to the adoption of SFAS 142, equity method goodwill is not amortized. We periodically evaluate these investments to determine if there have been any other than temporary declines in value.

      Treasury Stock. We account for treasury share purchases at cost. The reissuance of treasury shares is accounted for at the average cost. Gains or losses on the reissuance of treasury shares are accounted for as additional paid-in capital and do not affect reported results of operations.

      Foreign Currency Translation. Our financial statements were prepared in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". All of our foreign subsidiaries use their local currency as their functional currency in accordance with SFAS
52. Accordingly, the currency impacts of the translation of the balance sheets of our foreign subsidiaries to U.S. dollar statements are included as translation adjustments in other accumulated comprehensive income. The income statements of foreign subsidiaries are translated at average exchange rates for the year. Net foreign currency transaction gains included in net income were $4.7 million in 2003, $0.6 million in 2002 and $1.1 million in 2001.

      Earnings Per Common Share. Basic earnings per share is based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents which include outstanding options and restricted shares. For purposes of computing diluted earnings per share for the years ended December 31, 2003, 2002 and 2001, respectively, 1,398,200, 1,509,200 and 2,821,800 shares were assumed to have been outstanding related to common share equivalents. The Company's 2.25% Convertible Subordinated Debentures were converted in the fourth quarter of 2001 into 4,599,900 shares. Additionally, the assumed increase in net income related to the after tax interest costs of convertible debentures and the after tax compensation expense related to dividends on restricted shares used in the computations was $1,114.2 thousand, $975.3 thousand and $9,728.1 thousand for the years ended December 31, 2003, 2002 and 2001, respectively. The number of shares used in the computations were as follows:

                                      2003            2002          2001
                                   -----------    -----------    -----------
Basic EPS computation ..........   187,258,200    186,093,600    182,867,900
Diluted EPS computation ........   188,656,400    187,602,800    190,289,700

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

      Goodwill and Other Intangibles. In accordance with SFAS 142, "Goodwill and Other Intangible Assets", goodwill acquired resulting from a business combination for which the acquisition date was after June 30, 2001 is no longer amortized, but is periodically tested for impairment. Additionally, in accordance with SFAS 141, "Business Combinations", we allocate the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values including other identifiable intangible assets, as applicable, such as trade names, customer relationships and client lists. Information about acquisitions can be found in note 2.

      Historically and before the effective date of SFAS 142, intangibles were amortized on a straight-line basis over a period not to exceed 40 years. The intangibles were written down if and to the extent they were determined to be impaired. Under SFAS 142, we no longer amortize goodwill and intangibles with indefinite lives and we are required to perform an annual impairment test on goodwill balances and intangibles with indefinite lives. The initial test for impairment required us to assess whether there was an indication that goodwill was impaired as of the date of adoption of SFAS 142. To accomplish this, we identified our reporting units and determined the carrying value of each unit, including goodwill and other intangible assets. We then determined the fair value of each reporting unit and compared it to its carrying value. In performing this test in accordance with SFAS 142, we aggregated the components of the reporting units to the level where operating decisions are made. We completed our initial SFAS 142 impairment test during the second quarter of 2002 and a subsequent annual test was performed during the second quarter of 2003 and concluded that there was no impairment at either date. We plan on performing the annual impairment test during the second quarter of each year, unless certain events, as defined in SFAS 142, trigger the need for an earlier evaluation for impairment.

      Deferred Taxes. Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of our assets and liabilities. Deferred tax benefits result principally from recording certain expenses in the financial statements which are not currently deductible for tax purposes and from differences between the tax and book basis of assets and liabilities recorded in connection with acquisitions. Deferred tax liabilities result principally from deductions recorded for tax purposes in excess of that recorded in the financial statements and non-cash unrealized gains in prior years associated with investments and capital transactions resulting in a higher book basis in the common stock of certain subsidiaries as compared to their tax basis.

      Employee Stock Options. Options are accounted for in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). APB 25 is based upon an intrinsic value method of accounting for stock-based compensation. Under this method, compensation cost is measured as the excess, if any, of the quoted market price of the stock issuance at the measurement date over the amount to be paid by the employee. It has been our policy to issue stock awards at the quoted market price. We have adopted the quarterly disclosure requirement as required under SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an Amendment of FASB Statement No. 123". This disclosure requirement did not have an impact on our consolidated results of operations or financial position. The FASB recently indicated that they will issue a new accounting standard that will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. We will continue to monitor the progress of the FASB with regard to the issuance of this standard. Information about our specific awards and stock plans can be found in note 7 and information regarding a recent development can be found in note 15.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Information about the historical pro forma impact on net income and earnings per share is summarized below and in note 7.

      Using compensation cost for grants of the Company's stock options and shares issued under the employee stock purchase plan ("ESPP"), determined based on the fair value at the grant or issuance date in 2003, 2002 and 2001, consistent with the provision of SFAS No. 123, the effect on our net income and net income per share would have been as follows:

                                                     Dollars in Thousands
                                                    Except Per Share Data
                                             ---------------------------------
                                                2003        2002        2001
                                             ---------   ---------   ---------
Net income, as reported ..................   $ 675,883   $ 643,459   $ 503,142
Net income, pro forma ....................     630,906     570,452     455,702
Stock-based employee compensation cost,
  net of tax, as reported ................      36,161      32,692      26,604
Additional stock-based employee
  compensation cost, net of tax, pro forma      44,977      73,007      47,440
Basic net income per share, as reported ..        3.61        3.46        2.75
Basic net income per share, pro forma ....        3.37        3.07        2.49
Diluted net income per share, as reported         3.59        3.44        2.70
Diluted net income per share, pro forma ..        3.37        3.07        2.47

      These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized, or expensed, over the vesting period, additional options may be granted in future years, awards may be forfeited or cancelled and the fair value of future awards may differ from the current fair values.

      Cash Flows. Our cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase.

      Concentration of Credit Risk. We provide marketing and corporate communications services to over 5,000 clients who operate in nearly every industry sector. We grant credit to qualified clients in the ordinary course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 4.7% of our 2003 consolidated revenue and no other client accounted for more than 2.9% of our 2003 consolidated revenue.

      Derivative Financial Instruments. We adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.

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

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

      Reclassifications. Certain prior amounts have been reclassified to conform with the 2003 presentation. These reclassifications include changing the income statement line item from "Salary and related costs" to a new category entitled "Salary and service costs", and reallocating certain items previously shown in "Office and general expenses" to this new category. We have regrouped certain direct service costs such as freelance labor, travel, entertainment, reproduction, client service costs and other expenses from "Office and general expenses" into "Salary and service costs" in order to better segregate the expense items between those that are more closely related to directly serving clients versus those expenses, such as facilities, overhead, depreciation and other administrative expenses, which in nature are not directly related to servicing clients.

2. Acquisitions

      During 2003, we completed 13 acquisitions of new subsidiaries and made additional investments in companies in which we already had an ownership interest. In addition, we made contingent purchase price payments related to acquisitions completed in prior years. The aggregate cost of these transactions, including cash payments, the assumption of liabilities and the issuance of common stock, for 2003 was as follows (dollars in thousands):

      New and existing subsidiaries ......................        $236,364
      Contingent purchase price payments .................         235,916
                                                                  --------
                                                                  $472,280
                                                                  ========

      In addition, in June 2003, we acquired all of the common stock of AGENCY.COM in a non-cash transaction. Refer to note 6 for additional information.

      Valuations of these companies were based on a number of factors, including service offerings, competitive position, reputation, specialized know-how and geographic coverage. Consistent with our acquisition strategy and past practice, most acquisitions completed in 2003 include an initial payment at the time of closing and provide for additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. These contingent purchase price obligations are accrued when the contingency is resolved and payment is certain.

      Our acquisition strategy is to continue to build upon the core capabilities of our various strategic business platforms (agency brands) through the expansion of their service capabilities and/or their geographic reach. In executing our acquisition strategy, one of the primary drivers in identifying and executing a specific transaction is the existence of or the ability to expand an existing client relationship. As a result, a significant portion of an acquired company's revenues are often from clients that are already our clients. Additional key factors we consider include the competitive position, reputation and specialized know-how of acquisition targets. In addition, due to the nature of advertising, marketing and corporate communications services companies, the companies we acquire have minimal tangible net assets and identifiable intangible net assets which primarily consists of customer relationships. Accordingly, upon completion of our SFAS 141 purchase accounting procedures, a substantial portion of the purchase price was allocated to goodwill as of December 31, 2003.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      As of December 31, 2003 and 2002, the components of our intangible assets were as follows:

                                                                       (Dollars in Thousands)
                                                      December 31, 2003                      December 31, 2002
                                              --------------------------------        ------------------------------
                                              Gross                       Net         Gross                     Net
                                              Carry     Accumulated      Book         Carry     Accumulated    Book
                                              Value    Amortization      Value        Value    Amortization    Value
                                              -----    ------------      -----        -----    ------------    -----
Intangible assets subject to
   SFAS 142 impairment tests:
Goodwill ...............................    $6,467,011    $580,835    $5,886,176    $5,382,478    $531,649    $4,850,829
Other intangible assets
   subject to amortization:
Purchased and internally
   developed software ..................       188,192     114,483        73,709       168,789      83,724        85,065
Customer related and other .............        61,025      13,291        47,734        17,073       4,408        12,665
                                            ----------    --------    ----------    ----------    --------    ----------
Total ..................................    $  249,217    $127,774    $  121,443    $  185,862    $ 88,132    $   97,730
                                            ==========    ========    ==========    ==========    ========    ==========

      The other intangible assets are amortized on a straight-line basis ranging from 5 to 10 years.

3. Bank Loans and Lines of Credit

      Bank loans of $42.4 million and $50.4 million at December 31, 2003 and 2002, respectively, are primarily comprised of the bank overdrafts of our international subsidiaries, which are treated as unsecured loans pursuant to our bank agreements. The weighted average interest rate on these bank loans as of December 31, 2003 and 2002 was 5.2% and 5.4% respectively.

      At December 31, 2003 and 2002, we had committed and uncommitted lines of credit aggregating $2,468.2 million and $2,277.2 million, respectively. The unused portion of these credit lines was $2,425.8 million and $2,226.8 million at December 31, 2003 and 2002, respectively. The lines of credit, including the credit facilities discussed below, are generally extended to us on terms that the banks grant to their most creditworthy borrowers.

      During 2003 we amended our 3-year $800.0 million revolving credit facility which matures November 14, 2005 to include an additional $35.0 million. In addition, on November 13, 2003, we entered into a $1,200.0 million 364-day revolving credit facility which matures on November 12, 2004. The 364-day facility replaced a similar facility that expired November 13, 2003 and continues to include a provision which allows us to convert all amounts outstanding at expiration of the facility into a one-year term loan.

      The 3-year credit facility consists of 16 banks for which Citibank N.A. acts as administrative agent and ABN AMRO Bank acts as syndication agent. The 364-day credit facility consists of 24 banks for which Citibank N.A. acts as agent. Other significant lending institutions include HSBC Bank USA, JPMorgan Chase Bank, Wachovia, Societe Generale and Barclays.

      These credit facilities provide support for our $1,500.0 million commercial paper program. The gross amount of commercial paper issued and redeemed under our commercial paper program during 2003 was $19.6 billion, with an average term of 5.9 days. During 2002, $32.8 billion of commercial paper was issued with an average term of 5.6 days and $33.1 billion was redeemed. As of December 31, 2003 and 2002, we had no commercial paper borrowings outstanding.

      The credit facilities contain financial covenants limiting the ratio of total consolidated indebtedness to total consolidated EBITDA (EBITDA for purposes of this covenant being defined as earnings before interest, taxes, depreciation and amortization) to 3.0 times. In addition, we are required to maintain a minimum ratio of EBITDA to interest expense of 5.0 times. At December 31, 2003, our ratio of debt to EBITDA was 2.0 times and our ratio of EBITDA to interest expense was 22.9 times and we were in compliance with these covenants.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Long-Term Debt and Convertible Notes

      Long-term debt and convertible notes outstanding as of December 31, 2003 and 2002 consisted of the following:

                                                          (Dollars in Thousands)
                                                             2003         2002
                                                         ----------   ----------
Euro 152.4 million 5.20% Euro Notes, due
  June 24, 2005 ......................................   $  192,010   $  159,950
Other notes and loans at rates from 3.4% to 10.3%,
  due through 2018 ...................................       17,654       70,251
                                                         ----------   ----------
                                                            209,664      230,201
Less current portion .................................       12,373       32,340
                                                         ----------   ----------
  Total long-term debt ...............................   $  197,291   $  197,861
                                                         ==========   ==========
Convertible notes -- due February 7, 2031 ............   $  847,037   $  849,953
Convertible notes -- due July 31, 2032 ...............      892,273      900,000
Convertible notes -- due June 15, 2033 ...............      600,000           --
                                                        ----------   ----------
                                                          2,339,310    1,749,953
Less current portion .................................            6        2,916
                                                         ----------   ----------
  Total convertible notes ............................   $2,339,304   $1,747,037
                                                         ==========   ==========

      For the years ended December 31, 2003, 2002 and 2001, we incurred gross interest expense on our borrowings of $57.9 million, $45.5 million and $90.9 million, respectively. The 2003 expense of $57.9 million was impacted by $25.4 million related to the amortization of the cash payments to noteholders as an incentive not to exercise their put rights of $25.4 million and $6.7 million made on February 21, 2003 and on August 6, 2003 to qualified noteholders of Convertible Notes due 2031 and 2032, respectively.

      On June 24, 1998, we issued (Euro)152.4 million 5.20% notes. The notes are senior unsecured obligations of the Company. Unless previously redeemed, or purchased and cancelled, the notes mature on June 24, 2005.

      The $847.0 million aggregate principal amount of Liquid Yield Option notes due February 7, 2031 were issued by us in February 2001. These notes are senior unsecured zero-coupon securities that are convertible into 7.7 million common shares, implying a conversion price of $110.01 per common share, subject to normal anti-dilution adjustments. These notes are convertible at a specified ratio only upon the occurrence of certain events, including if our common shares trade above certain levels, if we effect extraordinary transactions or if our long-term debt ratings are downgraded by at least two notches from their December 31, 2003 level of A- to BBB or lower by Standard & Poor's Ratings Services ("S&P"), or from their December 31, 2003 level of Baa1 to Baa3 or lower by Moody's Investors Services, Inc. ("Moody's"). These events would not, however, result in an adjustment of the number of shares issuable upon conversion. Holders of these notes have the right to put the notes back to us, for cash, stock or a combination of both at our election, in February of each year and we have agreed not to redeem the notes for cash before February 7, 2009. There are no events that accelerate the noteholders' put rights. Beginning in February 2006, if the market price of our common shares exceeds certain thresholds, we may be required to pay contingent cash interest on the notes equal to the amount of dividends that would be paid on the common shares into which the notes are contingently convertible.

      The $892.3 million aggregate principal amount of Zero Coupon Zero Yield Convertible notes due July 31, 2032 were issued by us in March 2002. The notes are senior unsecured zero-coupon securities that are convertible into 8.1 million common shares, implying a conversion price of $110.01 per common share, subject to normal anti-dilution adjustments. These notes are convertible at a specified ratio only upon the occurrence of certain events, including if our common shares trade above certain levels, if we effect extraordinary transactions or if our long-term debt ratings are downgraded at least two notches from their December 31, 2003 level of A- to BBB or lower by S&P, or from their December 31, 2003 level of Baa1 to Baa3 or lower by Moody's. These events would not, however, result in an adjustment of the number of shares issuable upon conversion. Holders of these notes have the right to put the notes back to us for cash, stock or a combination of both at our election, in August of each year and we have agreed not to redeem the notes for cash before July 31, 2009. There are no

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

events that accelerate the noteholders' put rights. Beginning in August 2007, if the market price of our common shares exceeds certain thresholds, we may be required to pay contingent cash interest on the notes equal to the amount of dividends that would be paid on the common shares into which the notes are contingently convertible.

      In June 2003, we issued $600.0 million aggregate principal amount of Zero Coupon Zero Yield Convertible notes due June 15, 2033. The notes are senior unsecured obligations that are convertible into 5.8 million common shares, implying a conversion price of $103.00 per common share, subject to normal anti-dilution adjustments. These notes are convertible at the specified ratio only upon the occurrence of certain events, including if our common shares trade above certain levels, if we effect extraordinary transactions or if our long-term debt ratings are downgraded from their current level to Ba1 or lower by Moody's or BBB- or lower by S&P. The occurrence of these events will not result in an adjustment of the number of shares issuable upon conversion. Holders of these notes have the right to put the notes back to us for cash, stock or a combination of both at our election, on June 15, 2006, 2008, 2010, 2013, 2018, 2023 and on each June 15 annually thereafter through June 15, 2032 and we have a right to redeem the notes for cash beginning on June 15, 2010. There are no events that accelerate the noteholders' put rights. Beginning in June 2010, if the market price of the notes exceeds certain thresholds, we may be required to pay contingent cash interest on the notes.

      The net proceeds of the issuance of the $600.0 million Zero Coupon Zero Yield Convertible notes due 2033 were $586.5 million which was used to pay down short-term bank loans and our outstanding commercial paper. The issuance costs of $13.5 million are being amortized over a period through the first put date of June 2006.

      Aggregate stated maturities of long-term debt and convertible notes are as follows:

                                                          (Dollars in Thousands)
      2004 .......................................              $   12,379
      2005 .......................................                 194,190
      2006 .......................................                     923
      2007 .......................................                     428
      2008 .......................................                      89
      2009 .......................................                      77
      Thereafter .................................               2,340,888

5. Segment Reporting

      Our wholly and partially owned businesses operate within the advertising, marketing and corporate communications services industry. These agencies are organized into strategic platforms, client centric networks, geographic regions and operating groups. Our businesses provide communications services to similar type clients on a global, pan-regional and national basis. The businesses have similar cost structures, and are subject to the same general economic and competitive risks. Given these similarities, we have aggregated their results into one reporting segment. A summary of our revenue and long-lived assets by geographic area for the years then ended, and as of December 31, 2003, 2002 and 2001 is presented below:

                                                               (Dollars in Thousands)
                                          -------------------------------------------------------------------
                                          United         Euro           United         Other
                                          States      Denominated       Kingdom    International Consolidated
                                          ------      -----------       -------    ------------- ------------
2003
   Revenue..........................    $4,720,828     $1,789,952       $941,941    $1,168,683     $8,621,404
   Long-Lived Assets................       309,192         98,413         95,549        93,642        596,796
2002
   Revenue..........................    $4,284,630     $1,458,558       $814,134      $978,977     $7,536,299
   Long-Lived Assets................       319,730         75,198         86,866        75,941        557,735
2001
   Revenue..........................    $3,717,011     $1,413,795       $805,188      $953,412     $6,889,406
   Long-Lived Assets................       310,556         61,555         93,355        72,489        537,955

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Equity and Cost Based Investments

      Equity Investments. We have 90 unconsolidated affiliated companies accounted for under the equity method. The affiliated companies offer marketing and corporate communications services similar to those offered by our operating companies. The equity method is used when we own less than 50% of the common stock but exercise significant influence over the operating and financial policies of the affiliate. The following table summarizes the balance sheets and income statements of our unconsolidated affiliates, as of December 31, 2003 and 2002 and for the years then ended:

                                                    (Dollars in Thousands)
                                                   -----------------------
                                                     2003           2002
                                                   --------       --------
      Current assets .......................       $591,499       $502,685
      Non-current assets ...................        115,376        101,280
      Current liabilities ..................        464,407        369,344
      Non-current liabilities ..............         52,998         55,747
      Minority interests ...................          5,930          2,214
      Gross revenue ........................        493,207        399,446
      Costs and expenses ...................        442,384        329,825
      Net income ...........................         46,930         42,188

      Our equity interest in the net income of these affiliated companies was $15.1 million and $13.8 million for 2003 and 2002, respectively. Our equity interest in the net assets of these affiliated companies was $96.0 million and $77.2 million at December 31, 2003 and 2002, respectively. Owners of interests in certain of our affiliated companies have the right in certain circumstances to require us to purchase additional ownership stakes at fair value. The terms of these rights vary for each arrangement and the ultimate amount payable in the future also varies based upon the future earnings of the affiliated companies, changes in the applicable foreign currency exchange rates and the timing of when these rights are exercised.

      Cost Based Investments. Our cost based investments at December 31, 2003 were primarily comprised of preferred stock interests representing equity interests of less than 20% in various service companies. This method is used when we own less than a 20% equity interest and do not exercise significant influence over the operating and financial policies of the investee.

      The total cost basis of these investments, which are included in other assets on our balance sheet, as of December 31, 2003 and 2002 was $27.1 million and $224.5 million, respectively.

      In May 2001, we received a non-voting, non-participating preferred stock interest in a newly formed company, Seneca Investments LLC ("Seneca"), in exchange for our contribution of Communicade, our subsidiary that conducted e-services industry investment activities. All of Communicade's investments at that time were comprised of minority interests in e-services industry businesses. The common shareholder of Seneca, who owns all of the common stock, is an established private equity investment firm. We do not have a commitment obligating us to advance funds or provide other capital to Seneca. The preferred stock is nonvoting, except on certain extraordinary events, including Seneca's issuance of senior securities or dividends on junior securities in violation of the preference; related party transactions involving Seneca's management or common stockholders other than management compensation, fees and other payments in the ordinary course of business; changes in control or conversion of Seneca into a partnership for tax purposes; and changes in Seneca's governing documents adversely affecting preferred shareholders' rights. The preferred stock is entitled to preferential cumulative dividends at a rate of 8.5% compounded semiannually and is redeemable on the 10th anniversary of issuance or earlier upon the occurrence of certain extraordinary events. Unpaid dividends accrue on a cumulative basis. The transaction was accounted for in accordance with SFAS 140, Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities, and resulted in no gain or loss being recognized by us on Seneca's formation.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      In December 2002, we acquired all of the common stock of Organic, Inc. from Seneca. The transaction was effected by the redemption of $99.0 million of the preferred stock and the assumption of $7.2 million of liabilities.

      In June 2003, we acquired all of the common stock of AGENCY.COM from Seneca. The transaction was effected by the redemption of $181.0 million of the preferred stock and the assumption of $15.8 million of liabilities.

      The redemptions of the preferred stock were applied against our remaining carrying value in the preferred stock using the cost recovery method bringing our carrying value to zero. No cash dividends have been paid by Seneca or accrued by us in 2003 and prior. Any future dividends will not be recognized until they are realized.

7. Employee Stock Plans

      We adopted a new equity incentive compensation plan in 2002 ("Equity Incentive Plan"). Under the Equity Incentive Plan, 9.2 million common shares are reserved for options and other awards, of which 3.3 million were for restricted stock awards. Pursuant to the Equity Incentive Plan, the exercise price of options awarded may not be less than 100% of the market price of the stock at the date of grant and the option term cannot be longer than seven years from the date of grant. The terms of each option and the times at which each option will be exercisable will be determined by the Compensation Committee of the Board of Directors. It is anticipated that the full vesting period for options will be no shorter than three years, and that some of the options granted will have vesting schedules like those under the long-term shareholder value plan described below. Current year option grants become exercisable 30% on each of the first two anniversary dates of the grant date with the final 40% becoming exercisable three years from the grant date. The restricted shares typically vest in 20% annual increments provided the employee remains in our employ.

      Our prior incentive compensation plan was adopted in 1998 ("1998 Plan") and amended in 2000. Under the 1998 Plan, 8,250,000 common shares were reserved for options and other awards, of which up to 2,250,000 were for restricted stock awards. As a result of the adoption of the Equity Incentive Plan during 2002, no new awards may be granted under Omnicom's 1998 Plan, except with respect to shares relating to awards that are forfeited or cancelled. Therefore, as of December 31, 2003, no shares were available for future option grants under the 1998 Plan. Pursuant to the 1998 Plan, the exercise price of options awarded may not be less than 100% of the market price of the stock at the date of grant. Options become exercisable 30% on each of the first two anniversary dates of the grant date with the final 40% becoming exercisable three years from the grant date.

      Under the terms of our long-term shareholder value plan ("LTSV Plan"), 9,000,000 common shares were reserved for option awards to key employees of the Company at an exercise price that is no less than 100% of the market price of the stock at the date of the grant. The options become exercisable after the sixth anniversary date of grant. The options can become exercisable prior to this anniversary date in increments of one-third if the market value for the Company's common stock increases compared to the market price on the date of grant by at least 50%, 75% and 100%, respectively. As a result of the adoption of the Equity Incentive Plan during 2002, no new awards may be granted under Omnicom's LTSV Plan. Therefore, as of December 31, 2003, no options were available for future grants under the LTSV Plan.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Options included under all prior incentive compensation plans, all of which were approved by our shareholders, for the past three years are:

                                                        2003                          2002                           2001
                                              -------------------------    --------------------------     -------------------------
                                                            Weighted                      Weighted                      Weighted
                                                            Average                        Average                      Average
                                              Shares     Exercise Price    Shares      Exercise Price     Shares     Exercise Price
                                              ------     --------------    ------      --------------     ------     --------------
Shares under option,
 beginning of year ....................     19,157,495       $69.83       17,743,823       $66.30        9,547,138       $57.50
Options granted under:
 1998 Plan ............................             --           --        2,289,607        91.82        3,542,500        81.10
 LTSV Plan ............................             --           --               --           --        5,732,725        66.84
 Equity Incentive Plan ................        617,500        47.85           28,149        60.39               --           --
Options exercised .....................       (899,943)       38.89         (634,917)       44.56       (1,058,540)       39.83
Options forfeited .....................       (197,957)       67.43         (269,167)       81.69          (20,000)       42.69
                                           -----------       ------      -----------       ------      -----------       ------
Shares under option, end of year ......     18,677,095       $70.62       19,157,495       $69.83       17,743,823       $66.30
                                           ===========       ======      ===========       ======      ===========       ======
Options exercisable at year-end .......     10,972,492                     9,413,333                     5,456,848
                                           ===========                   ===========                   ===========

      The following table summarizes the information above about options outstanding and options exercisable at December 31, 2003:

                                        Options Outstanding                      Options Exercisable
                           -----------------------------------------------  ----------------------------
                                         Weighted Average                               Weighted Average
  Range of Exercise          Options         Remaining    Weighted Average    Options
 Prices (in dollars)       Outstanding   Contractual Life  Exercise Price   Exercisable  Exercise Price
 -------------------       -----------   ---------------- ----------------  ----------- ----------------
$12.11 to 26.27               120,361       1 year             12.15          120,361          12.15
 12.94                        340,000       1-2 years          12.94          340,000          12.94
 19.72                        360,000       2-3 years          19.72          360,000          19.72
 24.28                        390,000       3-4 years          24.28          390,000          24.28
 39.75 to 66.40               818,997       4-5 years          43.74          818,997          43.74
 44.62 to 91.22             2,786,855       5-6 years          77.20        2,767,149          77.32
 47.74 to 84.00             2,870,500       6-7 years          71.91        2,253,000          78.51
 62.35 to 87.16             8,808,575       7-8 years          72.53        3,261,229          74.14
 85.84 to 93.55             2,181,807       8-9 years          91.85          661,756          91.78
                           ----------                                      ----------
                           18,677,095                                      10,972,492
                           ==========                                      ==========

      Pro Forma. As permitted by SFAS No. 123, "Accounting for Stock Based Compensation", we are applying the accounting provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and are making annual pro forma disclosures of the effect of adopting the fair value method of accounting for employee stock options and similar instruments.

      The weighted average fair value, calculated on the basis summarized below, of each option granted was as follows; 2003: $9.87; 2002: $28.01 and 2001:
$21.45. The fair value of each option grant has been determined as of the date of grant using the Black-Scholes option valuation model and with the following assumptions (without adjusting for the risk of forfeiture and lack of liquidity):

                                  2003            2002               2001
                                  ----            ----               ----
Expected option lives........   3.5 years        5 years            5 years
Risk free interest rate......     2.1%         2.4% - 4.7%        4.0% - 4.9%
Expected volatility..........    29.00%      28.20% - 35.30%    28.58% - 30.79%
Dividend yield...............     1.7%         0.9% - 1.3%        0.9% - 1.4%

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Using compensation cost for grants of the Company's stock options and shares issued under the employee stock purchase plan ("ESPP"), determined based on the fair value at the grant or issuance date in 2003, 2002 and 2001, consistent with the provision of SFAS No. 123, the effect on our net income and net income per share would have been as follows:

                                                      Dollars in Thousands
                                                     Except Per Share Data
                                              ----------------------------------
                                                 2003        2002        2001
                                              ---------   ---------   ---------
Net income, as reported ..................    $ 675,883   $ 643,459   $ 503,142
Net income, pro forma ....................      630,906     570,452     455,702
Stock-based employee compensation cost,
  net of tax, as reported ................       36,161      32,692      26,604
Additional stock-based employee
  compensation cost, net of tax, pro forma       44,977      73,007      47,440
Basic net income per share, as reported ..         3.61        3.46        2.75
Basic net income per share, pro forma ....         3.37        3.07        2.49
Diluted net income per share, as reported          3.59        3.44        2.70
Diluted net income per share, pro forma ..         3.37        3.07        2.47

      These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized, or expensed, over the vesting period, additional options may be granted in future years, awards may be forfeited or cancelled and the fair value of future awards may differ from the current fair values.

      Restricted Shares. Changes in outstanding shares of restricted stock for the three years ended December 31, 2003 were as follows:

                                            2003          2002          2001
                                         ----------    ----------    ----------
Restricted shares at beginning of year    2,070,844     2,227,022     2,493,505
  Number granted .....................    1,093,128       769,964       649,915
  Number vested ......................     (708,719)     (806,626)     (830,822)
  Number forfeited ...................      (85,905)     (119,516)      (85,576)
                                         ----------    ----------    ----------
Restricted shares at end of year .....    2,369,348     2,070,844     2,227,022
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

      Restricted shares may not be sold, transferred, pledged or otherwise encumbered until the forfeiture restrictions lapse. Under most circumstances, the employee must resell the shares to us at par value if the employee ceases employment prior to the end of the period of restriction.

      The charge to operations in connection with these restricted stock awards for the years ended December 31, 2003, 2002 and 2001 amounted to $60.3 million, $54.5 million and $47.1 million, respectively.

      ESPP. We have an employee stock purchase plan that enables employees to purchase our common stock through payroll deductions over each plan quarter at 85% of the market price on the last trading day of the plan quarter. Purchases are limited to 10% of eligible compensation as defined by ERISA. During 2003, 2002 and 2001, employees purchased 315,566 shares, 349,181 shares and 323,269 shares, respectively, all of which were treasury shares, for which $18.1 million, $22.5 million and $23.7 million, respectively, was paid to us. For this plan, 1,637,405 shares remain reserved at December 31, 2003.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes

      Income before income taxes and the provision for taxes on income consisted of the amounts shown below:

                                                Years Ended December 31,
                                                 (Dollars in Thousands)
                                        ---------------------------------------
                                            2003           2002         2001
                                        -----------    -----------    ---------
Income before income taxes:
  Domestic ..........................   $   702,196    $   700,209    $ 588,322
  International .....................       419,653        373,414      307,063
                                        -----------    -----------    ---------
    Total ...........................   $ 1,121,849    $ 1,073,623    $ 895,385
                                        ===========    ===========    =========
Provision for taxes on income:
  Current:
    Federal .........................   $   143,280    $   154,567    $ 155,414
    State and local .................        14,386         35,104       32,214
    International ...................       139,422        136,854      123,770
                                        -----------    -----------    ---------
    Total Current ...................       297,088        326,525      311,398
                                        ===========    ===========    =========
Deferred:
  Federal ...........................        91,913         58,985       39,643
  State and local ...................         2,610          4,262        7,178
  International .....................       (10,684)       (14,135)      (6,091)
                                        -----------    -----------    ---------
  Total Deferred ....................        83,839         49,112       40,730
                                        -----------    -----------    ---------
  Total .............................   $   380,927    $   375,637    $ 352,128
                                        ===========    ===========    =========

      Our effective income tax rate varied from the statutory federal income tax rate as a result of the following factors:

                                                   2003       2002       2001
                                                  ------     ------     ------
Statutory federal income tax rate .............     35.0%      35.0%      35.0%
Non-deductible amortization of goodwill .......       --         --        2.9
State and local taxes on income,
  net of federal income tax benefit ...........      1.0        2.4        2.8
International subsidiaries' tax rate
  differentials ...............................     (1.8)      (0.9)      (0.2)
Other .........................................     (0.2)      (1.5)      (1.2)
                                                  ------     ------     ------
Effective rate ................................     34.0%      35.0%      39.3%
                                                  ======     ======     ======

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

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Deferred tax assets and liabilities as of December 31, 2003 and 2002 consisted of the amounts shown below (dollars in thousands):

                                                            2003         2002
                                                         ---------    ---------
Deferred tax assets:
  Compensation and severance .........................   $ 119,833    $ 115,748
  Basis differences arising from acquisitions ........      71,250       67,738
  Basis differences from short term assets
    and liabilities ..................................      25,328       40,852
  Tax loss carryforwards .............................      76,858       54,446
  Other ..............................................          --        8,876
                                                         ---------    ---------
Total deferred tax assets ............................     293,269      287,660
  Valuation allowance ................................     (44,336)     (42,334)
                                                         ---------    ---------
Total deferred tax assets net of valuation allowance .   $ 248,933    $ 245,326
                                                         =========    =========
Deferred tax liabilities:
  Unrealized gain on investments and capital
    transactions of affiliates .......................      39,615       40,556
  Basis differences arising from tangible
    and deductible intangible assets .................      42,370       14,077
  Financial instruments ..............................     109,862       69,643
  Other ..............................................      12,257           --
                                                         ---------    ---------
Total deferred tax liabilities .......................   $ 204,104    $ 124,276
                                                         =========    =========

      Net current deferred tax assets as of December 31, 2003 and 2002 were $104.8 million and $78.5 million, respectively, and were included in prepaid expenses and other current assets. At December 31, 2003, we had non-current deferred tax assets of $144.1 million and long-term deferred tax liabilities of $204.1 million and at December 31, 2002, we had non-current deferred tax assets of $166.8 million and long-term deferred tax liabilities of $124.3 million. We have concluded that it is more likely than not that we will be able to realize our deferred tax assets in future periods.

      A provision has been made for additional income and withholding taxes on the earnings of international subsidiaries and affiliates that will be distributed.

9. Employee Retirement Plans

      Our international and domestic subsidiaries provide retirement benefits for their employees primarily through defined contribution plans. Company contributions to the plans, which are determined by the boards of directors of the subsidiaries, have generally been in amounts up to 15% (the maximum amount deductible for U.S. federal income tax purposes) of total eligible compensation of participating employees. Expenses related to the Company's contributions to these plans in 2003 were $65.3 million, in 2002 were $63.8 million and in 2001 were $69.2 million.

      Our pension plans are primarily related to non-U.S. businesses. These plans are not subject to the Employee Retirement Income Security Act of 1974. Substantially all of these plans are funded by fixed premium payments to insurance companies which undertake to provide specific benefits to the individuals covered. Pension expense recorded for these plans in 2003 was $7.3 million, in 2002 was $12.4 million and in 2001 was $14.9 million.

      Certain of our subsidiaries have executive retirement programs under which benefits will be paid to participants or to their beneficiaries over periods up to 15 years beginning after cessation of full-time employment, at age 65 or death. In addition, other subsidiaries have individual deferred compensation arrangements with certain executives which provide for payments over varying terms upon retirement, cessation

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of employment or death. The costs related to these benefits, which are accrued during the employee's service period with us, were not material to the 2003, 2002 and 2001 consolidated results of operations or financial position. Our obligation with respect to these programs is included in deferred compensation and other liabilities on the balance sheet.

10. Commitments and Contingent Liabilities

      At December 31, 2003, we were committed under operating leases, principally for office space in many of the major cities around the world. Certain leases are subject to rent reviews with various escalation clauses and require payment of various operating expenses which may also be subject to escalation clauses. Rent expense for the years ended December 31, 2003, 2002 and 2001 was reported as follows:

                                                 (Dollars in Thousands)
                                         2003            2002            2001
                                      ---------       ---------       ---------
Office Rent ....................      $ 352,840       $ 326,815       $ 313,449
Third Party Sublease ...........        (17,339)        (15,534)         (8,046)
                                      ---------       ---------       ---------
Total Office Rent ..............        335,501         311,281         305,403
Equipment Rent .................        152,431         152,146         147,338
                                      ---------       ---------       ---------
Total Rent .....................      $ 487,932       $ 463,427       $ 452,741
                                      =========       =========       =========

      Future minimum office and equipment base rents under terms of non-cancelable operating leases, reduced by rents to be received from existing non-cancelable subleases, are as follows:

                                                 (Dollars in Thousands)
                                       Gross          Sublease            Net
                                       Rent              Rent             Rent
                                     --------         --------          --------
2004 .......................         $458,002         $(22,117)         $435,885
2005 .......................          380,595          (17,870)          362,725
2006 .......................          303,026          (14,653)          288,373
2007 .......................          241,144           (9,797)          231,347
2008 .......................          197,439           (6,520)          190,919
Thereafter .................          965,136          (15,873)          949,263

      See note 14 for a discussion of legal proceedings to which we are subject.

11. Fair Value of Financial Instruments

      The following table presents the carrying amounts and fair values of our financial instruments at December 31, 2003 and 2002. Amounts in parentheses represent liabilities.

                                                                         2003                                 2002
                                                            -------------------------------         ---------------------------
                                                                 (Dollars in Thousands)                (Dollars in Thousands)
                                                             Carrying              Fair              Carrying              Fair
                                                              Amount               Value              Amount               Value
                                                            -----------         -----------         -----------         -----------
Cash, cash equivalents and
  short-term investments ...........................        $ 1,548,935         $ 1,548,935         $   695,881         $   695,881
Other investments ..................................             27,112              27,112             224,478             224,478
Long-term debt and convertible notes ...............         (2,536,601)         (2,582,253)         (1,947,814)         (1,953,251)
Financial Commitments
  Cross-currency interest rate swaps ...............            (44,765)            (44,765)            (27,556)            (27,556)
  Forward foreign exchange contracts ...............             (1,019)             (1,019)             (3,747)             (3,747)
  Guarantees .......................................                 --                (925)                 --              (8,449)
  Letters of credit ................................                 --                  --                  --              (2,854)

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

Other investments:

      Other investments are carried at cost, which approximates fair value. Our investment in Seneca represented $181.0 million of the balance at December 31, 2002 and zero at December 31, 2003. Refer to note 6 for additional information about this investment.

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

      Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative used as a hedge is required to be immediately recognized in our statement of income.

      Our derivative activities are confined to risk management activities related to our international operations. We enter into short-term forward foreign exchange contracts which hedge our intercompany cash movements between subsidiaries operating in different currency markets from that of our treasury centers from which they borrow or invest. In the limited number of instances where operating expenses and revenues are not denominated in the same currency, amounts are promptly settled or hedged in the foreign currency market with forward contracts. Changes in market value of the forward contracts are included in the income statement and are offset by the corresponding change in value of the underlying asset or liability being hedged. The terms of these contracts are generally 90 days or less. At December 31, 2003 and 2002, the aggregate amount of intercompany receivables and payables subject to this hedge program was $1,251.0 million and $791.7 million, respectively. The table below summarizes by major currency the notional principal amounts of the Company's

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

forward foreign exchange contracts outstanding at December 31, 2003 and 2002. The "buy" amounts represent the U.S. dollar equivalent of commitments to purchase the respective currency, and the "sell" amounts represent the U.S. dollar equivalent of commitments to sell the respective currency. Refer to note 11 for a discussion of the value of these instruments.

      At December 31, 2003 and 2002, we had Japanese Yen 19.1 billion aggregate notional principal amount of cross-currency interest rate swaps which mature in 2005. The swaps effectively hedge our net investment in Japanese Yen denominated assets.

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

      We have established a centralized reporting system to evaluate the effects of changes in interest rates, currency exchange rates and other relevant market risks. We periodically determine the potential loss from market risk by performing a value-at-risk computation. Value-at-risk analysis is a statistical model that utilizes historic currency exchange and interest rate data to measure the potential impact on future earnings of our existing portfolio of derivative financial instruments. The value-at-risk analysis we performed on our December 31, 2003 portfolio of derivative financial instruments indicated that the risk of loss was immaterial. Counterparty risk arises from the inability of a counterparty to meet its obligations. To mitigate counterparty risk, we entered into derivative contracts with major well-known banks and financial institutions that have credit ratings at least equal to our credit rating. This system is designed to enable us to initiate remedial action, if appropriate.

                                         (Dollars in Thousands)
                                        Notional Principal Amount
                           ----------------------------------------------------
                                    2003                         2002
                           -----------------------      -----------------------
                           Company        Company       Company        Company
                             Buys          Sells          Buys          Sells
                           --------       --------      --------       --------
U.S. Dollar.............   $ 41,223       $103,870      $ 32,058       $ 43,575
British Pound...........    460,079        160,811       271,074         92,970
Euro....................      8,078        273,500         3,941        160,657
Japanese Yen............     74,671             --        20,734          3,346
Other...................     41,205         87,581        66,369         96,988
                           --------       --------      --------       --------
Total...................   $625,256       $625,762      $394,176       $397,536
                           ========       ========      ========       ========

      The foreign currency and Yen swap contracts existing during the years ended December 31, 2003 and 2002 were entered into for the purpose of hedging certain specific currency risks. As a result of these financial instruments, we reduced financial risk in exchange for foregoing any gain (reward) which might have occurred if the markets moved favorably. In using these contracts, management exchanged the risks of the financial markets for counterparty risk. To minimize counterparty risk, we only enter into these contracts with major well-known banks and financial institutions that have credit ratings equal to or better than our credit rating.

13. New Accounting Pronouncements

      The following pronouncements were issued by the FASB in 2001, 2002 and 2003, and impact our financial statements as discussed below: Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141); Statement of Financial Accounting Standards No. 142, Goodwill and Other

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets (SFAS 142); Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143); Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144); Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146); Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB No. 123 (SFAS 148); and Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity (SFAS 150).

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

      SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets. Effective January 1, 2002, companies are no longer required to amortize goodwill and other intangibles that have indefinite lives, but these assets will be subject to periodic testing for impairment. Additionally, goodwill acquired in a business combination for which the acquisition date was after June 1, 2001 is no longer required to be amortized. We adopted SFAS 142 effective January 1, 2002. We completed the initial impairment test during the second quarter of 2002 and a subsequent impairment test by the end of the second quarter of 2003 and concluded that there was no impairment at either date. The results of the impairment testing did not impact our results of operations and financial position.

      The following summary table presents the impact of the elimination of goodwill amortization as required by the adoption of SFAS 142 on operating income, profit before tax ("PBT"), equity in affiliates, minority interest and earnings per share ("EPS") had the statement been in effect at the beginning of 2001.

                                                      (Dollars in Thousands,
                                                    except per share amounts)
                                                               2001
                                                  ------------------------------
                                                  as adjusted        as reported
Operating Profit .........................         $1,062,974          $968,184
Income before Income Taxes ...............            990,175           895,385
Equity in Affiliates .....................             15,444            12,667
Minority Interest ........................            (54,266)          (52,782)
Diluted EPS ..............................             $ 3.13             $2.70

      SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Effective January 1, 2002, we adopted SFAS 144. The adoption did not result in an impairment charge.

      SFAS 146 requires costs associated with exit or disposal activities be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal costs that are initiated after December 31, 2002. We adopted SFAS 146 effective January 1, 2003. The adoption did not have a material impact on our consolidated results of operations or financial position.

      SFAS 148 is issued as an amendment to FASB No. 123, Accounting for Stock-Based Compensation, and provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (in accordance with SFAS 123). We have applied the accounting provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and we have made the annual pro forma disclosures of the effect of adopting the fair value method of accounting for employee stock options and similar instruments as required by SFAS 123 and permitted under SFAS 148. Also under SFAS 148, we adopted quarterly pro forma disclosures during 2003. This disclosure requirement did not have

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

an impact on our consolidated results of operations or financial position. The FASB recently indicated that they will issue a new accounting standard that will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. We will continue to monitor the progress of the FASB with regard to the issuance of this standard.

      SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). We adopted the standard in the third quarter of 2003, as modified by FSP 150-3. The adoption did not have an impact on, or result in additional disclosure in, our December 31, 2003 consolidated results of operations or financial position. We will continue to closely monitor developments in the area of accounting for certain capital investments with characteristics of both liabilities and equity.

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

      FIN 45 sets forth the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The application of FIN 45 did not have an impact on, or result in additional disclosure, in our December 31, 2003 consolidated results of operations or financial position.

      FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in FIN 46 and is based on the concept that companies that control another entity through interests, other than voting interests, should consolidate the controlled entity. The consolidation requirements apply immediately to FIN 46 interests held in variable interest entities created after January 31, 2003 and to interests held in variable interest entities that existed prior to February 1, 2003 and remain in existence as of July 1, 2003. The FASB subsequently issued FIN 46R in December 2003 which modified certain provisions of FIN 46. The effective date of FIN 46R applies to the first reporting period after March 15, 2004. The application of FIN 46 as originally issued and as revised by the issuance of FIN 46R are not expected to have an impact on, or result in additional disclosure in consolidated results of operations or financial position.

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

14. Legal Proceedings

      Beginning on June 13, 2002, several proposed class actions were filed against us and certain senior executives in the United States District Court for the Southern District of New York. The actions have since been consolidated under the caption In re Omnicom Group Inc. Securities Litigation, No. 02-CV4483
(RCC) on behalf of a proposed class of purchasers of our common stock between February 20, 2001 and June 11, 2002. The consolidated complaint alleges among other things that our public filings and other public statements during that period contained false and misleading statements or omitted to state material information relating to (1) our calculation of the organic growth component of period-to-period revenue growth, (2) our valuation of certain internet investments, made by our Communicade Group, which we contributed to Seneca Investments LLC in 2001, and (3) the existence and amount of certain contingent future obligations in respect of acquisitions. The complaint seeks an unspecified amount of compensatory damages plus costs and attorneys' fees. Defendants have moved to dismiss the complaint. The court has not yet decided the motion.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      In addition to the proceedings described above, a shareholder derivative action was filed in New York State Court on June 28, 2002 by a plaintiff stockholder, purportedly on our behalf, alleging breaches of fiduciary duty, disclosure failures, abuse of control and gross mismanagement in connection with the formation of Seneca Investments LLC, including as a result of open-market sales of our common shares by our chairman and two former employee directors. The complaint seeks the imposition of a constructive trust on profits received in the stock sales, an unspecified amount of money damages and attorneys' fees and other costs. A motion has been filed to dismiss this action. Subsequently, the parties agreed to stay further proceedings in this case pending additional developments in the class action cases described above.

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

15. Subsequent Event

      We plan to adopt the fair value method of accounting for stock-based compensation during the first quarter of 2004 utilizing the modified prospective method and the restatement approach. We expect the effect will be to reduce net income and earnings per share in future periods. The impact on our net income and earnings per share for prior periods will be consistent with the pro forma disclosures included in note 7 to our financial statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   Quarterly Results of Operations (Unaudited)

      The following table sets forth a summary of the Company's unaudited quarterly results of operations for the years ended December 31, 2003 and 2002, in thousands of dollars except for per share amounts.

                                                  Quarter
                              -------------------------------------------------
                                First        Second       Third         Fourth
                              ----------   ----------   ----------   ----------
Revenue
    2003 ...................  $1,937,245   $2,149,508   $2,028,603   $2,506,047
    2002 ...................   1,732,426    1,916,569    1,768,459    2,118,845

Income Before Income Taxes
    2003 ...................     215,086      323,693      222,878      360,192
    2002 ...................     217,536      324,548      205,827      325,712

Income Taxes
    2003 ...................      75,211      110,555       75,510      119,651
    2002 ...................      79,858      122,014       69,696      104,069

Income After Income Taxes
    2003 ...................     139,875      213,138      147,368      240,541
    2002 ...................     137,678      202,534      136,131      221,643

Equity in Earnings
  of Affiliates
    2003 ...................       2,486        1,865        3,996        6,757
    2002 ...................       2,522        3,454        2,436        5,399

Minority Interests
    2003 ...................     (13,777)     (24,256)     (16,095)     (26,015)
    2002 ...................     (11,634)     (18,673)     (12,463)     (25,568)

Net Income
    2003 ...................     128,584      190,747      135,269      221,283
    2002 ...................     128,566      187,315      126,104      201,474

Basic Net Income Per Share
    2003 ...................        0.69         1.02         0.72         1.18
    2002 ...................        0.69         1.01         0.68         1.08

Diluted Net Income Per Share
    2003 ...................        0.69         1.02         0.72         1.17
    2002 ...................        0.68         1.00         0.68         1.08

                                                                     Schedule II

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                   For the Three Years Ended December 31, 2003
                             (Dollars in Thousands)

================================================================================================================
                                             Column A      Column B        Column C      Column D      Column E
----------------------------------------------------------------------------------------------------------------
                                                                                        Translation
                                            Balance at      Charged       Removal of    Adjustments     Balance
                                             Beginning     to Costs      Uncollectable   (increase)    at End of
             Description                     of Period   and Expenses   Receivables (1)   decrease      Period
----------------------------------------------------------------------------------------------------------------
Valuation accounts deducted from
  Assets to which they apply --
  Allowance for doubtful accounts:
December 31, 2003........................      $75,575      $12,941        $24,637        $(5,778)      $69,657
December 31, 2002........................       79,183       21,846         30,113         (4,659)       75,575
December 31, 2001........................       72,745       30,739         23,764            537        79,183

----------
(1) Net of acquisition date balances in allowance for doubtful accounts of companies acquired of $0.6 million, $2.0 million and $3.1 million in 2003, 2002 and 2001, respectively.