Form 10-Q
period 2004-03-31
OMNICOM GROUP INC
filed 2004-05-07
CIK 29989

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------
                                    FORM 10-Q
                                   ----------

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended: March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 189,045,500 (as of April 30,
2004)

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                                      INDEX




PART I.        FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
     Item 1.   Financial Statements

               Consolidated Condensed Balance Sheets -
                    March 31, 2004 and December 31, 2003.....................  1

               Consolidated Condensed Statements of Income -
                    Three Months Ended March 31, 2004 and 2003...............  2

               Consolidated Condensed Statements of Cash Flows -
                    Three Months Ended March 31, 2004 and 2003...............  3

               Notes to Consolidated Condensed Financial Statements..........  4


     Item 2.   Management's Discussion and Analysis of Financial Condition
               And Results of Operations.....................................  8


     Item 3.   Quantitative and Qualitative Disclosures About Market Risk.... 17


     Item 4.   Controls and Procedures....................................... 18

PART II.       OTHER INFORMATION

     Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases
               of Equity Securities...........................................19

     Item 6.   Exhibits and Reports on Form 8-K.............................. 19

               Signatures.................................................... 20

               Certifications of Senior Executive Officers

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars in Millions)


                                                                                  (Unaudited)
                                                                                   March 31,       December 31,
                                                                                     2004              2003
                                                                                  -----------      ------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.................................................  $     519.3       $   1,528.7
     Short-term investments at market, which approximates cost.................         25.0              20.2
     Accounts receivable, less allowance for doubtful accounts
        of $64.1 and $69.7.....................................................      4,722.9           4,530.0
     Billable production orders in process, at cost............................        546.6             440.4
     Prepaid expenses and other current assets.................................        806.2             766.6
                                                                                 -----------       -----------
                  Total Current Assets.........................................      6,620.0           7,285.9
                                                                                 -----------       -----------
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost,
     less accumulated depreciation and amortization of $842.4 and $817.1.......        619.2             596.8
INVESTMENTS IN AFFILIATES......................................................        147.8             151.2
GOODWILL ......................................................................      5,933.1           5,886.2
INTANGIBLES, net of accumulated amortization of $135.6 and $127.8..............        115.9             121.4
DEFERRED TAX BENEFITS..........................................................        256.5             264.6
OTHER ASSETS...................................................................        345.8             313.9
                                                                                 -----------       -----------

                  TOTAL ASSETS.................................................  $  14,038.3       $  14,620.0
                                                                                 ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable..........................................................  $   4,977.3       $   5,513.3
     Advance billings..........................................................        775.3             775.2
     Current portion of long-term debt.........................................          5.1              12.4
     Bank loans................................................................         61.8              42.4
     Accrued taxes.............................................................        131.6             221.7
     Other liabilities.........................................................      1,171.7           1,197.5
                                                                                 -----------       -----------
                  Total Current Liabilities....................................      7,122.8           7,762.5
                                                                                 -----------       -----------

LONG-TERM DEBT.................................................................        208.4             197.3
CONVERTIBLE NOTES .............................................................      2,339.3           2,339.3
DEFERRED COMPENSATION AND OTHER LIABILITIES....................................        332.6             342.9
LONG TERM DEFERRED TAX LIABILITY...............................................        234.8             204.1
MINORITY INTERESTS.............................................................        180.7             187.3

SHAREHOLDERS' EQUITY:
     Common stock .............................................................         29.8              29.8
     Additional paid-in capital................................................      1,809.2           1,815.7
     Retained earnings.........................................................      2,512.6           2,419.0
     Unamortized stock compensation............................................       (184.6)           (216.4)
     Accumulated other comprehensive income....................................        135.4             109.7
     Treasury stock............................................................       (682.7)           (571.2)
                                                                                 -----------       -----------
                  Total Shareholders' Equity...................................      3,619.7           3,586.6
                                                                                 -----------       -----------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................  $  14,038.3       $  14,620.0
                                                                                 ===========       ===========

           The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              (Dollars in Millions)
                                   (Unaudited)



                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                      2004              2003
                                                      ----              ----
REVENUE ........................................    $2,231.4          $1,937.2

OPERATING EXPENSES:
    Salary and service costs....................     1,593.6           1,362.0
    Office and general expenses.................       408.5             373.0
                                                    --------          --------
                                                     2,002.1           1,735.0
                                                    --------          --------
OPERATING PROFIT................................       229.3             202.2

NET INTEREST EXPENSE:
    Interest expense............................        13.7              11.2
    Interest income.............................        (3.3)             (2.9)
                                                     -------          --------
                                                        10.4               8.3
                                                     -------          --------
INCOME BEFORE INCOME TAXES......................       218.9             193.9

INCOME TAXES....................................        73.6              67.1
                                                     -------          --------
INCOME AFTER INCOME TAXES.......................       145.3             126.8

EQUITY IN AFFILIATES............................         2.5               2.5

MINORITY INTERESTS..............................       (12.2)            (13.8)
                                                    --------          --------
        NET INCOME..............................    $  135.6          $  115.5
                                                    ========          ========
NET INCOME PER COMMON SHARE:
        Basic...................................    $   0.72          $   0.62
        Diluted.................................    $   0.72          $   0.62

DIVIDENDS DECLARED PER COMMON SHARE.............    $  0.225          $  0.200

           The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                              2004                2003
                                                                              ----                ----
Cash flows from operating activities:
Net income  .............................................................  $    135.6           $   115.5
     Adjustments to reconcile net income to net cash provided
        by operating activities:
     Depreciation of tangible assets.....................................        34.7                29.9
     Amortization of intangible assets...................................        10.5                 7.6
     Minority interests..................................................        12.2                13.8
     Earnings of affiliates less than dividends received.................         1.7                 1.3
     Net gain on investment activity.....................................       (13.1)                --
     Tax benefit on employee stock plans.................................         5.1                 1.1
     Amortization of stock compensation..................................        31.7                34.7
     Provisions (reductions) for losses on accounts receivable...........         0.8                (0.9)
     Changes in assets and liabilities providing (requiring)
        cash net of acquisitions:
     Increase in accounts receivable.....................................      (192.1)              (18.9)
     Increase in billable production orders in process...................      (106.5)             (117.6)
     Increase in prepaid expenses and other current assets...............       (41.1)              (65.1)
     Net change in other assets and liabilities..........................       (78.0)              (18.4)
     (Decrease) increase in advanced billings............................        (2.0)               20.4
     Net decrease in accrued taxes.......................................       (42.3)              (53.5)
     Decrease in accounts payable........................................      (543.6)             (613.7)
                                                                           ----------           ---------
        Net cash used for operating activities...........................      (786.4)             (663.8)
                                                                           ----------           ---------
Cash flows from investing activities:
     Capital expenditures................................................       (45.4)              (29.0)
     Payments for purchases of equity interests in subsidiaries and
        affiliates, net of cash acquired.................................       (31.6)              (22.0)
     Purchases of short-term investments.................................        (6.9)               (1.7)
     Proceeds from sale of short-term investments........................         2.8                 5.0
                                                                            ---------           ---------
        Net cash used in investing activities............................       (81.1)              (47.7)
                                                                            ---------           ---------
Cash flows from financing activities:
     Increase in short-term borrowings...................................        20.2                43.4
     Proceeds from issuance of debt......................................         1.7               427.4
     Repayments of principal of long-term debt obligations...............       (10.5)              (29.7)
     Dividends paid......................................................       (37.6)              (37.2)
     Purchase of treasury shares.........................................      (141.1)                --
     Other, net..........................................................         6.4                 2.7
                                                                            ---------           ---------
        Net cash (used) provided by financing activities.................      (160.9)              406.6
                                                                            ---------           ---------

Effect of exchange rate changes on cash and cash equivalents.............        19.0                (7.5)
                                                                            ---------           ---------
        Net decrease in cash and cash equivalents........................    (1,009.4)             (312.4)
Cash and cash equivalents at beginning of period.........................     1,528.7               667.0
                                                                            ---------           ---------

Cash and cash equivalents at end of period...............................   $   519.3           $   354.6
                                                                            =========           =========

Supplemental disclosures:
     Income taxes paid...................................................   $    51.2           $   115.5
     Interest paid.......................................................   $    11.3           $    33.6

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

2. The accompanying financial statements reflect all adjustments, consisting of normally recurring accruals, which in the opinion of management are necessary for a fair presentation, in all material respects, of the information contained therein. Certain reclassifications have been made to the March 31, 2003 and December 31, 2003 reported amounts to conform them to the March 31, 2004 presentation. These statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2003.

3. Results of operations for interim periods are not necessarily indicative of annual results.

4. In accordance with SFAS No. 123, "Accounting for Stock Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123", we elected, effective January 1, 2004, to account for stock-based employee compensation using the fair value method. As a result, the fair value of stock-based employee compensation, including unvested employee stock options issued and outstanding, were recorded as an expense in the current period utilizing the retroactive restatement method as set forth in SFAS 148. Accordingly, our results for the quarter ended March 31, 2003 have been restated as if we had used the fair value method to account for stock-based employee compensation. Results for the three months ended March 31, 2004 and 2003 included $31.6 million and $34.7 million, respectively, of pre-tax stock-based employee compensation costs. Also, in connection with the restatement, the December 31, 2003 balance sheet presented reflects an increase in the deferred tax benefit of $120.5 million, an increase in additional paid-in capital of $434.7 million, an increase in unamortized stock compensation of $92.6 million and a decrease in retained earnings of $221.6 million.

            The table below presents a reconciliation of net income and earnings per share, as reported to the restated results for the quarter ended March 31, 2003.

                                                    (Dollars in Millions,
                                                  Except Per Share Amounts)
                                                -------------------------------
                                                                Earnings Per
                                                                Common Share
                                                             ------------------
                                                Net Income    Basic    Diluted
                                                ----------    ------    -------
        As Reported, March 31, 2003...........   $  128.6    $  0.69    $ 0.69

        Less:  fair value of stock
        option issued per
        common share, net of taxes............       13.1       0.07      0.07
                                                 --------    -------    ------
        Restated, March 31, 2003..............   $  115.5    $  0.62    $ 0.62
                                                 ========    =======    ======

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

5. Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents which include outstanding options and restricted shares. No adjustments were made for any series of our zero-coupon convertible notes because the conversion criteria have not been met. For purposes of computing diluted earnings per share, 928,000 common share equivalents were assumed to be outstanding for the three months ended March 31, 2004.

            The assumed increase in net income related to the after tax compensation expense related to dividends on restricted shares was $274.8 thousand and $240.0 thousand for the three months ended March 31, 2004 and 2003, respectively.

            The number of shares used in our EPS computations were:

                                                         Three Months
                                                        Ended March 31,
                                                  ------------------------------
                                                    2004              2003
                                                    ----              ----
               Basic EPS Computation              187,852,000       186,556,000
               Diluted EPS Computation            188,780,000       186,556,000

6.    Total comprehensive income and its components were:

                                                          (Dollars in Millions)
                                                          ---------------------
                                                            Three Months Ended
                                                                  March 31,
                                                          ---------------------
                                                           2004          2003
                                                           ----          ----
              Net income for the period.................. $135.6        $115.5

              Foreign currency translation adjustment,
              net of income taxes of $13.9 and $9.4
              in 2004 and 2003, respectively.............   25.7          17.4
                                                          ------         -----
              Comprehensive income for the period........ $161.3        $132.9
                                                          ======        ======

7. All of our wholly and partially owned businesses operate within the advertising, marketing and corporate communications services industry. These agencies are organized into strategic platforms, client centric networks, geographic regions and operating groups. Our businesses provide communications services to similar type clients on a global, pan-regional and national basis. The businesses have similar cost structures, and are subject to the same general economic and competitive risks. Given these similarities, we have aggregated their results into one reporting segment. A summary of our revenue and long-lived assets by geographic area for the three months ended March 31, 2004 and 2003 is presented below:

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)


                                                                   (Dollars in Millions)
                                          -----------------------------------------------------------------
                                          United       Euro         United       Other
                                          States    Denominated    Kingdom   International    Consolidated
                                          ------    -----------    -------   -------------    ------------
        2004
           Revenue....................   $1,221.2     $455.8        $251.1       $303.3         $2,231.4
           Long-Lived Assets..........      335.2      101.0          93.0         90.0            619.2

        2003
           Revenue....................   $1,099.6     $388.1        $210.9       $238.6         $1,937.2
           Long-Lived Assets..........      317.1       80.9          82.6         78.8            559.4

8. Bank loans at March 31, 2004 of $61.8 million are primarily comprised of bank overdrafts of our international subsidiaries which are treated as unsecured loans pursuant to our bank agreements. In January 2004, in connection with the purchase of an office building we assumed a mortgage of $17.1 million which is included in our long-term debt. In addition, we had unsecured committed revolving credit facilities of $2,035.0 million. There were no drawings under the revolving credit facilities and no commercial paper was outstanding as of March 31, 2004.

9. Included in operating income for the three months ended March 31, 2004 is a pre-tax net gain of $13.1 million arising from investment activity described below.

            In March 2004, in connection with Seneca Investments LLC's ("Seneca") recapitalization, we agreed to exchange our remaining preferred stock in Seneca for a $24.0 million senior secured note and 40% of Seneca's outstanding common stock. The note, which is due in March 2007, bears interest at a rate of 6.25% per annum. Prior to Seneca's recapitalization, we were accounting for our investment under the cost recovery method. We will now account for this investment using the equity method. The recapitalization transaction was required to be recorded at fair value and, accordingly, we recorded a net pre-tax gain of $24.0 million. This gain was partially offset by losses of $10.9 million on other cost-based investments.

10. The following pronouncement was issued by the Financial Accounting Standards Board ("FASB") in, or with effective dates in, 2004: Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB No. 123 (SFAS 148), which we adopted January 1, 2004, as discussed in Note 4.

            In March 2004, the FASB issued for exposure a Proposed Statement of Financial Accounting Standards entitled "Share-Based Payment - an amendment of SFAS No. 123 and 95". The proposal requires that the fair value of employee stock-based compensation be expensed. Although the proposal differs from SFAS 123, as amended by SFAS 148, its requirements will only apply to new grants of stock or options to employees. We will continue to monitor the progress of the FASB with regard to the final requirements of this new standard.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

            The following FASB  Interpretation  ("FIN") has an effective date in
      2004:  FIN  46,   Consolidation  of  Variable   Interest   Entities  -  An
      Interpretation of ARB No. 51, as amended by FIN 46R.

            FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in FIN 46, and is based on the concept that companies that control another entity through interests, other than voting interests, should consolidate the controlled entity. The FASB subsequently issued FIN 46R in December 2003 that modified certain provisions of FIN 46. FIN 46R must be applied to the first reporting period after March 15, 2004 and did not have an impact on, or result in additional disclosure in our financial statements.

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

      Revenue growth is analyzed by reviewing the components and mix of the growth, including growth by major geographic location, growth by major marketing discipline, growth from currency changes and growth from acquisition.

      Our revenue has been divided almost evenly between our domestic and international operations. In the first quarter of 2004, our overall revenue growth was 15.2%, of which 6.7% was related to changes in foreign exchange rates and 2.7% was related to acquired entities. The remainder, 5.8%, was organic growth.

      In the first quarter of 2004, traditional media advertising represented about 44% of the total revenue and grew by 13.9%. Marketing services represented about 56% of total revenue and grew by 16.2%.

      We measure operating expenses in two distinct cost categories, salary and service costs, and office and general expenses. Because we are a service business, we monitor these costs on a percentage of revenue basis. On an annual basis, salary and service costs tend to fluctuate in conjunction with changes in revenues, whereas office and general expenses, which are not directly related to servicing clients, tend to decrease as revenues increase because a significant portion of these expenses are relatively fixed in nature. During the first quarter of 2004, salary and service costs increased from 70.3% of revenue to 71.4% of revenue. Office and general expenses decreased from 19.3% of revenue to 18.3% of revenue. Included in office and general expenses was a pre-tax net gain of $13.1 million related to investment activity during the quarter. Excluding this gain, office and general expenses were 18.9% of revenue. This gain was also offset by $9.9 million of costs incurred in connection with the disposal of two non-strategic businesses.

      Our net income for the first quarter of 2004 increased by 17.4% to $135.6 million from $115.5 million in the first quarter of 2003, and our diluted EPS increased by 16.1% to $0.72 from $0.62.

      In   accordance   with  SFAS  No.   123,   "Accounting   for  Stock  Based
Compensation",   as  amended  by  SFAS  No.  148,  "Accounting  for  Stock-Based
Compensation  - Transition and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Disclosure, an amendment of FASB Statement No. 123", we elected, effective January 1, 2004, to account for stock-based employee compensation using the fair value method. As a result, the fair value of stock-based employee compensation, including unvested employee stock options issued and outstanding, were recorded as an expense in the current period utilizing the retroactive restatement method as set forth in SFAS 148. Accordingly, our results for the quarter ended March 31, 2003 have been restated as if we had used the fair value method to account for stock-based employee compensation. Results for the three months ended March 31, 2004 and 2003 included $31.6 million and $34.7 million, respectively, of pre-tax stock-based employee compensation costs. Also, in connection with the restatement, the December 31, 2003 balance sheet presented reflects an increase in the deferred tax benefit of $120.5 million, an increase in additional paid-in capital of $434.7 million, an increase in unamortized stock compensation of $92.6 million and a decrease in retained earnings of $221.6 million.

      The following quarter-over-quarter analysis gives further information about the changes in our financial performance.

Results of Operations:  First Quarter 2004 Compared to First Quarter 2003

      Revenue: Our first quarter of 2004 consolidated worldwide revenue increased 15.2% to $2,231.4 million from $1,937.2 million in the comparable period last year. The effect of foreign exchange impacts increased worldwide revenue by $129.8 million. Acquisitions, net of disposals, increased worldwide revenue by $52.2 million in the first quarter of 2004 and organic growth increased worldwide revenue by $112.2 million. The components of the first quarter 2004 revenue growth in the U.S. ("domestic") and the remainder of the world ("international") are summarized below ($ in millions):


                                                    Total                  Domestic             International
                                             -----------------        -----------------       ----------------
                                                 $          %             $           %           $         %
                                             --------      ---        --------      ---       --------     ---
     March 31, 2003.......................   $1,937.2      --         $1,099.6      --        $  837.6      --

     Components of Revenue Changes:

     Foreign exchange impact..............      129.8      6.7%            --       --           129.8     15.5%
     Acquisitions.........................       52.2      2.7%           43.6     4.0%            8.6      1.0%
     Organic..............................      112.2      5.8%           78.0     7.1%           34.2      4.1%
                                             --------      ----       --------    ----        --------     ----
     March 31, 2004.......................   $2,231.4      15.2%      $1,221.2    11.1%       $1,010.2     20.6%
                                             ========      ====       ========    ====        ========     ====

The components and percentages are calculated as follows:

      o The foreign exchange impact component shown in the table is calculated by first converting the current period's local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $2,101.6 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

            revenue in constant currency (in this case $2,231.4 million less $2,101.6 million for the Total column in the table).

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

      o The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $1,937.2 million for the Total column in the table).

      The components of revenue and revenue growth in our primary geographic markets for the first quarter of 2004 compared to the first quarter of 2003 are summarized below ($ in millions):

                                                       $ Revenue       % Growth
                                                       ---------       --------
              United States.......................      $ 1,221.2        11.1%
              Euro Denominated Markets............          455.8        17.7%
              United Kingdom......................          251.1        18.7%
              Other...............................          303.3        27.1%
                                                        ---------        ----
              Total...............................      $ 2,231.4        15.2%
                                                        =========        ====

      As indicated, foreign exchange impacts increased our international revenue by $129.8 million during the quarter ended March 31, 2004. The most significant impacts resulted from the continued period-over-period strengthening of the Euro and the British Pound against the U.S. dollar, as our operations in these markets represented approximately 70.0% of our international revenue.

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

direct marketing, directory advertising, entertainment marketing, environmental design, experiential marketing, field marketing, financial/corporate business-to-business advertising, graphic arts, healthcare communications, instore design, investor relations, marketing research, media planning and buying, multi-cultural marketing, non-profit marketing, organizational communications, package design, product placement, promotional marketing, public affairs, public relations, real estate advertising and marketing, recruitment communications, reputation consulting, retail marketing and sports and event marketing. In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories: traditional media advertising, customer relationship management (referred to as CRM), public relations and specialty communications as summarized below.


                                                                      (Dollars in Millions)
                                          -------------------------------------------------------------------
                                          1st Quarter  % of       1st Quarter   % of          $          %
                                             2004     Revenue        2003      Revenue      Growth     Growth
                                          ---------   -------      --------    -------      ------     ------
Traditional media advertising             $  977.3     43.8%       $  858.1     44.3%       $119.2     13.9%
CRM                                          750.1     33.6%          630.2     32.5%        119.9     19.0%
Public relations                             239.2     10.7%          221.9     11.5%         17.3      7.8%
Specialty communications                     264.8     11.9%          227.0     11.7%         37.8     16.6%
                                          --------                 --------                 ------
                                          $2,231.4                 $1,937.2                 $294.2     15.2%
                                          ========                 ========                 ======

      Certain reclassifications have been made to the first quarter 2003 amounts in the table above to conform the numbers to the first quarter 2004 amounts presented.

      Operating Expenses: Our first quarter of 2004 worldwide operating expense increased $267.1 million, or 15.4%, to $2,002.1 million from $1,735.0 million in the first quarter of 2003, as shown below.


                                                                        (Dollars in Millions)
                                     ------------------------------------------------------------------------------------------
                                                                    Three Months Ended March 31,
                                     ------------------------------------------------------------------------------------------
                                                  2004                                  2003                     2004 vs 2003
                                     -------------------------------       -----------------------------      -----------------
                                                      %       % of                       %       % of
                                                     of     Total Op.                   of      Total Op.        $        %
                                       Revenue     Revenue   Costs         Revenue    Revenue    Costs         Growth   Growth
                                       -------     -------   -----         -------    -------    -----         ------   ------
Revenue ...........................   $ 2,231.4                            $1,937.2                           $ 294.2    15.2%

Operating expenses:
    Salary and service costs.......     1,593.6     71.4%    79.6%          1,362.0     70.3%    78.5%          231.6    17.0%
    Office and general expenses....       408.5     18.3%    20.4%            373.0     19.3%    21.5%           35.5     9.5%
                                      ---------     ----     ----          --------     -----    ----       ---------    ----
Total Operating Costs..............     2,002.1     89.7%                   1,735.0     89.6%                   267.1    15.4%

Operating profit...................   $   229.3     10.2%                  $  202.2     10.4%               $    27.1    13.4%
                                      =========                            ========                         =========

      Salary and service costs, which are comprised of direct service costs and salary related costs, increased by $231.6 million, or 17.0%, and represented 79.6% of total operating expenses in the first quarter of 2004 versus 78.5% in the first quarter of 2003. These expenses also increased as a percentage of revenue to 71.4% in the first quarter of 2004 from 70.3% in the first quarter of 2003 as a result of increased incentive compensation costs and increases in direct service costs, including increases in costs relating to new business initiatives

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

and recruitment costs, as well as changes in the mix of our revenues. This was partially offset by our continued efforts to increase the variability of our cost structure on a location-by-location basis and the positive impact in the first quarter of 2004 of previous severance actions.

      Office and general expenses increased by $35.5 million, or 9.5%, in the first quarter of 2004 compared to the same period in 2003. Office and general expenses decreased as a percentage of our total operating costs in the first quarter of 2004 to 20.4% versus 21.5% in the prior period. Additionally, as a percentage of revenue, office and general expenses decreased in the first quarter of 2004 to 18.3% from 19.3%.

      Included in office and general expense was a net gain of $13.1 million related to investment activity during the quarter. In March 2004, in connection with Seneca's recapitalization, we agreed to exchange our remaining preferred stock in Seneca for a $24.0 million senior secured note and 40% of Seneca's outstanding common stock. The note, which is due in March 2007, bears interest at a rate of 6.25% per annum. The recapitalization transaction was required to be recorded at fair value and accordingly, we recorded a pre-tax net gain of $24.0 million. This gain was offset by losses of $10.9 million on other cost-based investments.

      Excluding the net gain of $13.1 million, office and general expenses were 18.9% of revenue in the first quarter of 2004 and operating margin decreased to 9.7% of revenue compared to 10.4% of revenue in the first quarter of 2003. This decrease in operating margin resulted primarily from $9.9 million of costs incurred in connection with the disposal of two non-strategic businesses.

      Net Interest Expense: Our net interest expense in the first quarter of 2004 was $10.4 million, up slightly from $8.3 million in the same period in 2003. The increase in our gross interest expense of $13.7 million was attributed to incurring additional amortization expense primarily related to the two interest payments made in 2003 on certain of our convertible notes. In addition, interest expense relative to the (euro)152.4 million 5.20% Euro note increased due to the foreign currency change of the Euro relative to the U.S. dollar in the first quarter of 2004. These increases were partially offset by increased levels of cash on hand over the prior period and continued cash management efforts during the course of the quarter.

      Income Taxes: Our consolidated effective income tax rate was 33.6% in the first quarter of 2004, which is consistent with our full year rate for 2003, but is less than the 34.6% rate in the first quarter of 2003. This reduction from the first quarter of 2003 reflects the realization of our ongoing focus on tax planning initiatives, including a reduction of the inefficiencies of our international and state tax structures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

      Earnings Per Share (EPS): For the foregoing reasons, our net income in the first quarter of 2004, increased $20.1 million, or by 17.4% to $135.6 million from $115.5 million in the first quarter of 2003. Diluted earnings per share increased 16.1% to $0.72 in the first quarter of 2004, as compared to $0.62 in the prior year period.

Critical Accounting Policies

      To assist in better understanding our financial statements and the related management's discussion and analysis of those results, readers are encouraged to consider this information together with our discussion of our critical accounting policies under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 Form 10-K"), as well as our consolidated financial statements and the related notes included in our 2003 Form 10-K, for a more complete understanding of all of our accounting policies.

Contingent Acquisition Obligations

      Certain of our acquisitions are structured with additional contingent purchase price obligations. We utilize contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period. The amount of future contingent purchase price payments that we would be required to pay for prior acquisitions, assuming that the acquired businesses perform over the relevant future periods at their current profit levels, is approximately $435.0 million as of March 31, 2004. The ultimate amount payable cannot be predicted with reasonable certainty because it is dependent upon future results of operations of subject businesses and subject to changes in foreign currency exchange rates. In accordance with GAAP, we have not recorded a liability for these items on our balance sheet since the definitive amount is not determinable or distributable. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. Our obligations change from period to period as a result of payments made during the current period, changes in the previous estimate of the acquired entities' performance, changes in foreign currency exchange rates and other factors. These differences could be significant. The contingent purchase price obligations as of March 31, 2004, calculated assuming that the acquired businesses perform over the relevant future periods at their current profit levels, are as follows:

                              (Dollars in Millions)
       ---------------------------------------------------------------------
       Remainder                                          There-
          2004         2005        2006        2007       after       Total
          ----         ----        ----        ----       -----        -----
         $ 162        $ 155        $ 47        $ 42        $ 29        $ 435

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

their current profit levels, the aggregate amount we could be required to pay in future periods is approximately $258.0 million, $159.0 million of which relate to obligations that are currently exercisable. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses, the timing of the exercise of these rights, changes in foreign currency exchange rates and other factors. The actual amount that we pay is likely to be different from this estimates, and the difference could be significant. The obligations that exist for these agreements as of March 31, 2004, calculated using the assumptions above, are as follows:

                                             (Dollars in Millions)
                                 --------------------------------------------
                                 Currently        Not Currently
                                 Exercisable       Exercisable          Total
                                 -----------       -----------          -----
     Subsidiary agencies         $ 135                $  92             $ 227
     Affiliated agencies            24                    7                31
                                 -----                -----             -----
          Total                  $ 159                $  99             $ 258
                                 =====                =====             =====

If these rights are exercised, there would likely be an increase in our net income as a result of our increased ownership and a reduction of minority interest expense.

Liquidity and Capital Resources

      Our principal non-discretionary funding requirement is our working capital requirement. In addition, we have contractual obligations related to our debt and convertible notes, our recurring business operations primarily related to lease obligations, as well as certain contingent acquisition obligations related to acquisitions made in prior years.

      Our principal discretionary cash requirements include dividend payments to
our   shareholders,   purchases  of  treasury  stock,   payments  for  strategic
acquisitions and capital expenditures.

      We have a seasonal working capital cycle. Working capital requirements are lowest at year-end and higher during the quarters. This occurs because in the majority of our businesses we act as agent on behalf of our clients, including when we place media and incur production costs on their behalf. We generally require collection from our clients prior to our payment for the media and production costs obligations and these obligations are greatest at the end of the year.

      Historically, on an annual basis, our discretionary and non-discretionary spending has been funded from operating cash flow. However, during the year we manage liquidity by utilizing our credit facilities discussed below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

      Liquidity: We had cash and cash equivalents totaling $519.3 million and $1,528.7 million and short-term investments totaling $25.0 million and $20.2 million at March 31, 2004 and December 31, 2003, respectively. Consistent with our historical trends in the first quarter of the year, we had negative cash flow from operations of $786.4 million, including tax payments and payments to vendors and to the media on behalf of clients. This resulted in a significant reduction in our year-end current liabilities. We funded these liabilities with cash on hand and by drawing down on available credit facilities.

      Capital Resources: We maintain two revolving credit facilities with two consortia of banks, a three-year $835.0 million revolving credit facility which matures November 14, 2005, and a $1,200.0 million 364-day revolving credit facility with a maturity date of November 12, 2004. We are also an active participant in the commercial paper market with a $1,500.0 million program. Each of our bank credit facilities provide credit support for issuances under this program. As of March 31, 2004, we had no borrowings outstanding under these credit facilities. The 364-day facility includes a provision which allows us to convert all amounts outstanding at expiration of the facility into a one-year term loan. The consortium under the 364-day credit facility consists of 24 banks for which Citibank N.A. acts as agent. Other significant lending institutions include HSBC Bank USA, JPMorgan Chase Bank, Wachovia, Societe Generale and Barclays. A similar consortium of 16 banks provides support under the three-year revolving credit facility for which Citibank N.A. acts as administrative agent and ABN AMRO Bank acts as syndication agent. These facilities provide us with the ability to classify up to $2,035.0 million of our borrowings due within one year as long-term debt, as it is our intention to keep the borrowings outstanding on a long-term basis.

      We had short-term bank loans of $61.8 million and $42.4 million at March 31, 2004 and December 31, 2003, respectively, which are comprised of domestic borrowings and bank overdrafts of our international subsidiaries and are treated as unsecured loans pursuant to our bank agreements.

      At March 31, 2004, we had a total of $2,339.3 million aggregate principal amount of convertible notes outstanding, including $847.0 million Liquid Yield Option Notes due 2031, which were issued in February 2001, $892.3 million Zero Coupon Zero Yield Convertible Notes due 2032, which were issued in March 2002, and $600.0 million Zero Coupon Zero Yield Convertible Notes due 2033, which were issued in June 2003.

      At  March  31,  2004,  we  had   Euro-denominated   bonds  outstanding  of
(euro)152.4 million or $187.7 million. The bonds pay a fixed rate of 5.2% to maturity in June 2005. While an increase in the value of the Euro against the U.S. dollar will result in a greater liability for interest and principal, there will be a corresponding increase in the dollar value of our Euro-denominated net assets.

      Our outstanding debt and amounts available under these facilities as of March 31, 2004 ($ in millions) were as follows:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

                                                              Debt     Available
                                                          Outstanding   Credit
                                                          -----------  ---------
    Bank loans (due in less than 1 year).................  $   61.8          --
    $835.0 Million Revolver - due November 14, 2005......        --    $  835.0
    Commercial paper issued under 364-day Facility.......        --     1,200.0
    (euro)152.4 million 5.20% Euro
      notes - due June 24, 2005..........................     187.7          --
    Convertible notes - due February 7, 2031.............     847.0          --
    Convertible notes - due July 31, 2032................     892.3          --
    Convertible notes - due June 15, 2033................     600.0          --
    Loan notes and sundry - various through 2012.........      25.8          --
                                                           --------    --------
Total....................................................  $2,614.6    $2,035.0
                                                           ========    ========

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

      Our 2003 Form 10-K provides a more detailed discussion of the market risks affecting our operations. As of March 31, 2004, no material change had occurred in our market risks from the disclosure contained in that 10-K.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2004 by Omnicom Group Inc. or any "affiliated purchaser" of Omnicom Group Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.


                                                                     (c) Total Number
                                                                    of Shares Purchased        (d) Maximum Number
                                    (a) Total        (b) Average   As Part of Publicly of      of Shares that May
                                    Number of         Price Paid       Announced Plans       Yet Be Purchased Under
                               Shares Purchased(1)    Per Share           or Programs        the Plans or Programs
                               -------------------    ---------        ---------------       -----------------------
      January 1, 2004 through
      January 31, 2004               435,000            $83.44                    --                        --

      February 1, 2004 through
      February 29, 2004            1,243,100            $81.00                    --                        --

      March 1, 2004 through
      March 31 2004                   53,500            $76.31                    --                        --
                                   ---------            ------              --------                  --------
      Total                        1,731,600            $81.47                    --                        --
                                   =========            ======              ========                  ========

      (1) The shares purchased below have been purchased in the open market for general corporate purposes.

Item 6. Exhibit and Reports on Form 8-K

(a)   Exhibits

      31.1 Certification of Chief Executive Office and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

      31.2 Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

      32.1 Certification of the Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) under the Exchange Act of 1934, as amended, and 18 U.S.C. ss. 1350.

(b)   Reports on Form 8-K

      On February 17, 2004, we furnished a Current Report on Form 8-K to furnish under Item 9. Regulation FD Disclosure and Item 12. Results of Operations and Financial Condition, our earnings release reporting our financial results and the fiscal quarter and twelve months ended December 31, 2003 and the text of materials used in the related call at which such results were discussed.

      On March 15, 2004, we furnished a Current Report on Form 8-K to furnish under Item 9. Regulation FD Disclosure and Item 12. Results of Operations and Financial Condition, the effect of the adoption of SFAS 123 on our historical financial statements for the years ended December 31, 2003 and 2002, and for each of our fiscal quarters ended in 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            OMNICOM GROUP INC.


May 7, 2004                                 /s/ Randall J. Weisenburger
                                            -----------------------------------
                                            Randall J. Weisenburger
                                            Executive Vice President
                                            and Chief Financial Officer
                                            (on behalf of Omnicom Group Inc.
                                            and as Principal Financial Officer)