Form 10-Q
period 2004-06-30
OMNICOM GROUP INC
filed 2004-08-09
CIK 29989

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------
                                    FORM 10-Q
                                   ----------

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended: June 30, 2004

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined  in  Rule  12  b-2  of  the   Exchange   Act).   YES  _X_  NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 187,253,300 (as of July 30,
2004)

                       OMNICOM GROUP INC. AND SUBSIDIAIRES
                                      INDEX

PART I.       FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
     Item 1.  Financial Statements

              Consolidated Condensed Balance Sheets  -
                   June 30, 2004 and December 31, 2003....................  1

              Consolidated Condensed Statements of Income - Three Months
                   and Six Months Ended June 30, 2004 and 2003............  2

              Consolidated Condensed Statements of Cash Flows  -
                   Six Months Ended June 30, 2004 and 2003................  3

              Notes to Consolidated Condensed Financial Statements........  4


     Item 2.  Management's Discussion and Analysis of Financial Condition
              And Results of Operations...................................  9

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.. 23

     Item 4.  Controls and Procedures..................................... 24

PART II.      OTHER INFORMATION

     Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases
               of Equity Securities....................................... 25

     Item 4.  Submission of Matters to a Vote of Security Holders......... 25

     Item 6.  Exhibits and Reports on Form 8-K............................ 26

              Signatures.................................................. 27

              Certifications of Senior Executive Officers

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars in Millions)

                                                                          (Unaudited)
                                                                            June 30,    December 31,
                                                                              2004          2003
                                                                              ----          ----
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .........................................   $     658.2  $   1,528.7
     Short-term investments at market, which approximates cost .........          20.2         20.2
     Accounts receivable, less allowance for doubtful accounts
        of $62.5 and $69.7 .............................................       4,736.5      4,530.0
     Billable production orders in process, at cost ....................         602.3        440.4
     Prepaid expenses and other current assets .........................         868.2        766.6
                                                                           -----------  -----------
                  Total Current Assets .................................       6,885.4      7,285.9
                                                                           -----------  -----------
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost,
     less accumulated depreciation and amortization of $844.2 and $817.1         607.7        596.8
INVESTMENTS IN AFFILIATES ..............................................         150.9        151.2
GOODWILL ...............................................................       6,052.7      5,886.2
INTANGIBLES, net of accumulated amortization of $144.1 and $127.8 ......         113.2        121.4
DEFERRED TAX BENEFITS ..................................................         260.6        264.6
OTHER ASSETS ...........................................................         346.8        313.9
                                                                           -----------  -----------
                  TOTAL ASSETS .........................................   $  14,417.3  $  14,620.0
                                                                           ===========  ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ..................................................   $   5,327.4  $   5,513.3
     Advance billings ..................................................         837.8        775.2
     Current portion of long-term debt .................................         190.5         12.4
     Bank loans ........................................................          41.4         42.4
     Accrued taxes .....................................................         136.8        221.7
     Other liabilities .................................................       1,106.1      1,197.5
                                                                           -----------  -----------
                  Total Current Liabilities ............................       7,640.0      7,762.5
                                                                           -----------  -----------
LONG-TERM DEBT .........................................................          20.1        197.3
CONVERTIBLE NOTES ......................................................       2,339.3      2,339.3
DEFERRED COMPENSATION AND OTHER LIABILITIES ............................         319.9        342.9
LONG TERM DEFERRED TAX LIABILITY .......................................         269.8        204.1
MINORITY INTERESTS .....................................................         177.6        187.3

SHAREHOLDERS' EQUITY:
     Common stock ......................................................          29.8         29.8
     Additional paid-in capital ........................................       1,819.3      1,815.7
     Retained earnings .................................................       2,676.6      2,419.0
     Unamortized stock compensation ....................................        (223.2)      (216.4)
Accumulated other
comprehensive income ...................................................         107.6        109.7
     Treasury stock ....................................................        (759.5)      (571.2)
                                                                           -----------  -----------
                  Total Shareholders' Equity ...........................       3,650.6      3,586.6
                                                                           -----------  -----------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........   $  14,417.3  $  14,620.0
                                                                           ===========  ===========

           The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              (Dollars in Millions)
                                   (Unaudited)

                                            Three Months            Six Months
                                           Ended June 30,          Ended June 30,
                                      ----------------------  ----------------------
                                         2004        2003        2004        2003
                                      ----------  ----------  ----------  ----------
REVENUE ...........................   $  2,407.8  $  2,149.5  $  4,639.2  $  4,086.8

OPERATING EXPENSES:
     Salary and service costs .....      1,653.6     1,426.7     3,247.2     2,787.2
     Office and general expenses ..        410.5       403.5       818.9       778.0
                                      ----------  ----------  ----------  ----------
                                         2,064.1     1,830.2     4,066.1     3,565.2
                                      ----------  ----------  ----------  ----------
OPERATING PROFIT ..................        343.7       319.3       573.1       521.6

NET INTEREST EXPENSE:
     Interest expense .............         10.8        16.2        24.5        27.4
     Interest income ..............         (3.5)       (3.3)       (6.8)       (6.2)
                                      ----------  ----------  ----------  ----------
                                             7.3        12.9        17.7        21.2
                                      ----------  ----------  ----------  ----------
INCOME BEFORE INCOME TAXES ........        336.4       306.4       555.4       500.4

INCOME TAXES ......................        113.1       104.0       186.7       171.1
                                      ----------  ----------  ----------  ----------
INCOME AFTER INCOME TAXES .........        223.3       202.4       368.7       329.3

EQUITY IN AFFILIATES ..............          4.9         1.9         7.3         4.4

MINORITY INTERESTS ................        (22.1)      (24.3)      (34.3)      (38.1)
                                      ----------  ----------  ----------  ----------
        NET INCOME ................   $    206.1  $    180.0  $    341.7  $    295.6
                                      ==========  ==========  ==========  ==========
NET INCOME PER COMMON SHARE:

        Basic .....................        $1.10       $0.96       $1.82       $1.58
        Diluted ...................        $1.10       $0.96       $1.81       $1.58


DIVIDENDS DECLARED PER COMMON SHARE       $0.225       $0.20       $0.45       $0.40


           The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                                                    Six Months Ended June 30,
                                                                                   ---------------------------
                                                                                     2004              2003
                                                                                     ----              ----
Cash flows from operating activities:
Net income  ....................................................................   $  341.7          $  295.6
     Adjustments to reconcile net income to net cash provided
        by operating activities:
     Depreciation of tangible assets............................................       66.2              60.2
     Amortization of intangible assets..........................................       20.4              16.2
     Minority interests.........................................................       34.3              38.0
     Earnings of affiliates (in excess of) less than dividends received.........       (1.9)              1.9
     Net gain on investment activity............................................      (13.1)              --
     Tax benefit on employee stock plans........................................        8.4               5.6
     Amortization of stock compensation.........................................       61.6              67.1
     Provisions for losses on accounts receivable...............................        4.6               2.3
     Changes in assets and liabilities providing (requiring)
        cash net of acquisitions:
     Increase in accounts receivable............................................     (248.3)            (58.7)
     Increase in billable production orders in process..........................     (164.2)           (138.1)
     Increase in prepaid expenses and other current assets......................     (109.1)            (61.0)
     Net change in other assets and liabilities.................................     (168.5)           (166.5)
     Increase in advanced billings..............................................       64.9              16.3
     Net (decrease) increase in accrued and deferred taxes......................       (2.8)              1.9
     Decrease in accounts payable...............................................     (158.1)           (444.1)
                                                                                   --------           -------
        Net cash used for operating activities..................................     (263.9)           (363.3)
                                                                                   --------           -------
Cash flows from investing activities:
     Capital expenditures.......................................................      (78.1)            (60.1)
     Payments for purchases of equity interests in subsidiaries and
        affiliates, net of cash acquired........................................     (158.7)           (173.4)
     Purchases of short-term investments........................................       (8.3)             (2.4)
     Proceeds from sale of short-term investments...............................       10.0              12.3
                                                                                    -------           -------
        Net cash used in investing activities...................................     (235.1)           (223.6)
                                                                                    -------           -------
Cash flows from financing activities:
     (Decrease) increase in short-term borrowings...............................       (0.1)             10.4
     Proceeds from issuance of debt.............................................        2.8             586.5
     Repayments of principal of long-term debt obligations......................      (12.7)            (41.5)
     Dividends paid.............................................................      (79.7)            (74.7)
     Purchase of treasury shares................................................     (286.8)              --
     Other, net.................................................................      (17.1)            (29.3)
                                                                                    -------           -------
        Net cash (used) provided by financing activities........................     (393.6)            451.4
                                                                                    -------           -------
Effect of exchange rate changes on cash and cash equivalents....................       22.1              (8.5)
                                                                                    -------           -------
        Net decrease in cash and cash equivalents...............................     (870.5)           (144.0)
Cash and cash equivalents at beginning of period................................    1,528.7             667.0
                                                                                    -------           -------
Cash and cash equivalents at end of period......................................   $  658.2          $  523.0
                                                                                    =======          ========
Supplemental disclosures:
     Income taxes paid..........................................................   $  114.8          $  130.2
     Interest paid..............................................................   $   26.5          $   43.5

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

2. The accompanying financial statements reflect all adjustments, consisting of normally recurring accruals, which in the opinion of management are necessary for a fair presentation, in all material respects, of the information contained therein. Certain reclassifications have been made to the June 30, 2003 and December 31, 2003 reported amounts to conform them to the June 30, 2004 presentation. These statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2003.

3. Results of operations for interim periods are not necessarily indicative of annual results.

4. In accordance with SFAS No. 123, "Accounting for Stock Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123", we elected, effective January 1, 2004, to account for stock-based employee compensation using the fair value method. As a result, the fair value of stock-based employee compensation, including unvested employee stock options issued and outstanding, were recorded as an expense in the current period utilizing the retroactive restatement method as set forth in SFAS 148. Accordingly, our results for the quarter and the six months ended June 30, 2003 have been restated as if we had used the fair value method to account for stock-based employee compensation. Pre-tax stock-based employee compensation costs for the three months ended June 30, 2004 and 2003 were $30.0 million and $32.4 million, respectively, and for the six months ended June 30, 2004 and 2003 were $61.6 million and $67.1 million, respectively. Also, in connection with the restatement, our December 31, 2003 balance sheet presented reflects an increase in the deferred tax benefit of $120.5 million, an increase in additional paid-in capital of $434.7 million, an increase in unamortized stock compensation of $92.6 million and a decrease in retained earnings of $221.6 million.

            The table below presents a reconciliation of net income and earnings per share, as reported, to the restated results for the quarter and the six months ended June 30, 2003.

                       OMNICOM GROUP INC. AND SUBSIDIARIES


                                                            (Dollars in Millions, Except Per Share Amounts)
                                                            -----------------------------------------------
                                                                               Earnings Per Common Share
                                                                               -------------------------
                                                             Net Income          Basic          Diluted
                                                             ----------          -----          -------

      As reported, quarter ended June 30, 2003..............  $ 190.7           $ 1.02          $ 1.02

      Less fair value of stock options issued,
      net of taxes..........................................     10.7             0.06            0.06
                                                              -------           ------          ------

      Restated, quarter ended June 30, 2003.................  $ 180.0           $ 0.96          $ 0.96
                                                              =======           ======          ======

      As reported, six months ended June 30, 2003...........  $ 319.3           $ 1.71          $ 1.71

      Less fair value of stock options issued,
      net of taxes..........................................     23.7             0.13            0.13
                                                              -------           ------          ------

      Restated, six months ended June 30, 2003..............  $ 295.6           $ 1.58          $ 1.58
                                                              =======           ======          ======

5. Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents which include outstanding options and restricted shares. No adjustments were made for any series of our zero-coupon convertible notes because the conversion criteria have not been met. For purposes of computing diluted earnings per share, 1,314,000 and 1,443,000 common share equivalents were assumed to be outstanding for the three months and six months ended June 30, 2004, respectively.

            The assumed increase in net income related to the after tax compensation expense related to dividends on restricted shares was $224.0 thousand and $302.0 thousand for the three months ended June 30, 2004 and 2003, respectively, and $424.0 thousand and $604.0 thousand for the six months ended June 30, 2004 and 2003, respectively.

            The number of shares used in our EPS computations were:


                                           Three Months                         Six Months
                                          Ended June 30,                      Ended June 30,
                                    ----------------------------       ----------------------------
                                      2004              2003             2004              2003
                                      ----              ----             ----              ----
      Basic EPS Computation         186,846,000      187,172,000       187,349,000      186,864,000
      Diluted EPS Computation       188,160,000      187,172,000       188,792,000      186,864,000

                       OMNICOM GROUP INC. AND SUBSIDIARIES

6.    Total comprehensive income and its components were:


                                                                       (Dollars in Millions)
                                                        ---------------------------------------------
                                                            Three Months                Six Months
                                                           Ended June 30,             Ended June 30,
                                                        -------------------        ------------------
                                                          2004         2003         2004        2003
                                                          ----         ----         ----        ----
      Net income for the period......................   $ 206.1    $  180.0        $ 341.7    $ 295.6

      Foreign currency translation adjustment, net
      of income taxes of $15.0 and $(61.1) and $1.1
      and $(70.4) for the three months and six months
      ended June 30, 2004 and 2003, respectively.....     (27.9)      113.4           (2.1)     130.8
                                                        -------    --------        -------    -------

      Comprehensive income for the period............   $ 178.2    $  293.4        $ 339.6    $ 426.4
                                                        =======    ========        =======    =======


7. All of our wholly and partially owned businesses operate within the advertising, marketing and corporate communications services industry. These agencies are organized into strategic platforms, client centric networks, geographic regions and operating groups. Our businesses provide communications services to similar type clients on a global, pan-regional and national basis. The businesses have similar cost structures, and are subject to the same general economic and competitive risks. Given these similarities, we have aggregated their results into one reporting segment. A summary of our revenue and long-lived assets by geographic area as of June 30, 2004 and 2003 is presented below:


                                                               (in millions of dollars)
                                    United        Euro        United          Other
                                    States    Denominated     Kingdom     International    Consolidated
                                    ------    -----------     -------     -------------    ------------
      Revenue
      3 Months Ended June 30,
         2004                     $ 1,312.2     $ 503.8       $ 261.4        $ 330.4        $ 2,407.8
         2003                       1,182.3       446.9         232.1          288.2          2,149.5

      Revenue
      6 Months Ended June 30,
         2004                     $ 2,533.4     $ 959.6       $ 512.4        $ 633.8        $ 4,639.2
         2003                       2,281.8       834.2         443.7          527.1          4,086.8

      Long-lived Assets
      At June 30,
         2004                     $   330.0     $ 100.2       $  92.1        $  85.4        $   607.7
         2003                         315.6        82.7          86.4           84.4            569.1


8. Bank loans at June 30, 2004 of $41.4 million are primarily comprised of bank overdrafts of our international subsidiaries which are treated as unsecured loans pursuant to our bank agreements. In January 2004, in connection with the purchase of an office building, we assumed a mortgage of $17.1 million which is included in our long-term debt.

            On May 24, 2004, we amended and extended our existing revolving credit facilities with a consortium of banks, resulting in a five-year $1,500.0 million revolving credit facility which matures May 24, 2009, and a $500.0 million 364-day revolving credit facility with a maturity date of May 23, 2005. These facilities amended our previous three-year $835.0 million and $1,200.0 million, 364-day revolving credit

                       OMNICOM GROUP INC. AND SUBSIDIARIES
      facilities. We are also an active participant in the commercial paper market with a $1,500.0 million program. Each of our bank credit facilities provides credit support for commercial paper issued under this program. As of June 30, 2004, no commercial paper was outstanding and we had no other borrowings outstanding under these credit facilities. The 364-day facility includes a provision which allows us to convert all amounts outstanding at expiration of the facility into a one-year term loan. The consortium consists of 27 banks, each committing a pro rata amount to the five-year and 364-day facilities. Citibank N.A. acts as administrative agent, ABN Amro acts as syndication agent and JPMorgan Chase Bank and HSBC Bank USA act as co-documentation agents for the facilities. Other significant lending institutions include Societe Generale, Bank of America, Wachovia and Sumitomo Mitsui. These facilities provide us with the ability to classify our borrowings that could come due within one year as long-term debt, as it is our intention to keep the borrowings outstanding on a long-term basis.

9. Included in operating income for the six months ended June 30, 2004 is a pre-tax net gain of $13.1 million arising from investment activity described below.

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

            In March 2004, the FASB issued for exposure a Proposed Statement of Financial Accounting Standards entitled "Share-Based Payment - an amendment of SFAS No. 123 and 95". The proposal requires that the fair value of employee stock-based compensation be expensed. Although the proposal differs from SFAS 123, as amended by SFAS 148, its requirements will only apply to newly granted stock or options to employees or previously granted awards that are either modified or settled after January 1, 2004. We will continue

                       OMNICOM GROUP INC. AND SUBSIDIARIES
      to monitor the progress of the FASB with regard to the final requirements of this new standard.

            The Emerging Issues Task Force ("EITF") of the FASB released issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share." EITF No. 03-6 is required to be adopted in financial periods beginning after March 31, 2004, and the adoption of EITF No. 03-6 did not have an impact on our consolidated results of operation or financial position.

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

11. On July 29, 2004, we offered to pay holders of our Zero Coupon Zero Yield Notes due 2032, $27.50 per $1,000 principal amount of notes as an incentive to the holders who do not put their notes to us for repurchase and who consent to certain amendments to the indenture under which the notes were issued. None of the notes were put to us for repurchase. Under the amendments, we would pay cash, not stock as originally provided for in the indenture, to noteholders for the initial principal amount of notes surrendered for conversion. The remainder of the conversion value would be paid in cash or shares, at our election. In addition, the method by which contingent cash interest is determined will be amended. Only consenting noteholders will be bound by the amendments to the indenture. If all noteholders consent, the total payment will be $24.5 million, which we will amortize ratably over the next 12 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

      We  are  a  holding  company  which  owns  industry-leading   advertising,
marketing and corporate communications companies that span more than 30 marketing disciplines, 100 countries, 1,500 subsidiary agencies and 5,000 clients. On a global, pan-regional and local basis, our agencies provide traditional media advertising services as well as marketing services including customer relationship management, public relations and specialty communications.

      Given our size and breadth, we manage the business by monitoring several financial and non-financial performance indicators. The key indicators that we review focus on the areas of revenues and operating expenses.

      Revenue growth is analyzed by reviewing the components and mix of the growth, including growth by major geographic location, by major marketing discipline, from currency changes and from acquisition.

      Our revenue has historically been derived almost evenly from our domestic and international operations. For the three months ended June 30, 2004, our overall revenue growth was 12.0%, of which 3.5% was related to changes in foreign exchange rates and 2.5% was related to acquired entities. The remainder of our growth, 6.0%, was organic growth. For the first six months of 2004, our overall revenue growth was 13.5%, of which 5.0% was related to changes in foreign exchange rates and 2.6% was related to acquired entities. The remainder of our growth, 5.9%, was organic growth.

      For the three months ended June 30, 2004 and for the first six months of 2004, traditional media advertising represented about 44% of the total revenue and grew by 12.3% and 13.1%, respectively. For the three months ended June 30, 2004 and in the first six months of 2004, marketing services represented about 56% of total revenue and grew by 11.8% and 13.9%, respectively.

      We measure operating expenses in two distinct cost categories: salary and service costs, and office and general expenses. Because we are a service business, we monitor these costs on a percentage of revenue basis. On an annual basis, salary and service costs tend to fluctuate in conjunction with changes in revenues, whereas office and general expenses, which are not directly related to servicing clients, normally tend to decrease as a percentage as revenues increase because a significant portion of these expenses are relatively fixed in nature. During the second quarter of 2004, salary and service costs increased from 66.4% of revenue to 68.7% of revenue. Office and general expenses decreased from 18.8% of revenue to 17.0% of revenue. During the first six months of 2004, salary and service costs increased from 68.2% of revenue to 70.0% of revenue. Office and general expenses decreased from 19.0% of revenue to 17.7% of revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Our net income for the second quarter of 2004 increased by 14.5% to $206.1 million from $180.0 million in the second quarter of 2003, and our diluted EPS increased by 14.6% to $1.10 from $0.96. Our net income for the first six months of 2004 increased by 15.6% to $341.7 million from $295.6 million in the first six months of 2003, and our diluted EPS increased by 14.6% to $1.81 from $1.58.

      In accordance with SFAS No. 123, "Accounting for Stock Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123", we elected to account for stock-based employee compensation using the fair value method effective January 1, 2004. As a result, the fair value of stock-based employee compensation, including unvested employee stock options issued and outstanding, were recorded as an expense in the current period utilizing the retroactive restatement method as set forth in SFAS 148. Accordingly, our results for the quarter ended June 30, 2003 and the six months ended June 30, 2003 have been restated as if we had used the fair value method to account for stock-based employee compensation. Results of pre-tax stock-based employee compensation costs for the three months ended June 30, 2004 and 2003 included $30.0 million and $32.4 million, respectively, and for the six months ended June 30, 2004 and 2003 included $61.6 million and $67.1 million, respectively. Also, in connection with the restatement, the December 31, 2003 balance sheet presented above reflects an increase in the deferred tax benefit of $120.5 million, an increase in additional paid-in capital of $434.7 million, an increase in unamortized stock compensation of $92.6 million and a decrease in retained earnings of $221.6 million.

      The following analysis gives further information about the changes in our financial performance on a quarterly and six-month year-to-date basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations:  Second Quarter 2004 Compared to Second Quarter 2003

      Revenue: Our second quarter of 2004 consolidated worldwide revenue increased 12.0% to $2,407.8 million from $2,149.5 million in the comparable period last year. The effect of foreign exchange impacts increased worldwide revenue by $75.3 million. Acquisitions, net of disposals, increased worldwide revenue by $54.7 million in the second quarter of 2004 and organic growth increased worldwide revenue by $128.3 million. The components of the second quarter 2004 revenue growth in the U.S. ("domestic") and the remainder of the world ("international") are summarized below ($ in millions):

                                                    Total                   Domestic                 International
                                            --------------------       -------------------       -------------------
                                                  $           %             $           %             $            %
                                            -----------       -        ----------       -        -----------       -
     Second Quarter ended June 30, 2003...   $  2,149.5      --         $  1,182.2      --        $    967.3      --

     Components of Revenue Changes:

     Foreign exchange impact..............         75.3      3.5%              --       --              75.3      7.8%
     Acquisitions.........................         54.7      2.5%             45.8     3.9%              8.9      0.9%
     Organic..............................        128.3      6.0%             84.2     7.1%             44.1      4.6%
                                              ---------      ---         ---------    ----        ----------     ----
     Second Quarter ended June 30, 2004...   $  2,407.8      12.0%      $  1,312.2    11.0%       $  1,095.6     13.3%
                                             ==========      ====       ==========    ====        ==========     ====

The components and percentages are calculated as follows:

      o The foreign exchange impact component shown in the table is calculated by first converting the current period's local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $2,332.5 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $2,407.8 million less $2,332.5 million for the Total column in the table).

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

      o The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $2,149.5 million for the Total column in the table).

      The components of revenue and revenue growth in our primary geographic markets for the second quarter of 2004 compared to the second quarter of 2003 are summarized below ($ in millions):

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                                                 $ Revenue     % Growth
                                                 ---------     --------
           United States.......................  $1,312.2       11.0%
           Euro Denominated Markets............     503.8       12.7%
           United Kingdom......................     261.4       12.6%
           Other...............................     330.4       13.3%
                                                  -------       ----
           Total...............................  $2,407.8       12.0%
                                                 ========       ====

      As indicated, foreign exchange impacts increased our international revenue by $75.3 million during the quarter ended June 30, 2004. The most significant impacts resulted from the continued period-over-period strengthening of the Euro and the British Pound against the U.S. dollar, as our operations in these markets represented approximately 70.0% of our international revenue.

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

      Driven by our clients' continuous demand for more effective and efficient branding activities, we strive to provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. These services include advertising, brand consultancy, crisis communications, custom publishing, database management, digital and interactive marketing, direct marketing, directory advertising, entertainment marketing, environmental design, experiential marketing, field marketing, financial/corporate business-to-business advertising, graphic arts, healthcare communications, instore design, investor relations, marketing research, media planning and buying, multi-cultural marketing, non-profit marketing, organizational communications, package design, product placement, promotional marketing, public affairs, public relations, real estate advertising and marketing, recruitment communications, reputation consulting, retail marketing and sports and event marketing. In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories: traditional media advertising, customer relationship management (referred to as CRM), public relations and specialty communications, as summarized below.


                                                               (Dollars in Millions)
                                   -----------------------------------------------------------------------
                                   2nd Quarter   % of        2nd Quarter   % of             $          %
                                      2004      Revenue         2003      Revenue        Growth     Growth
                                   ---------    -------       --------    -------        ------     ------
Traditional media advertising       $1,059.9     44.0%        $  943.7     43.9%        $  116.2     12.3%
CRM                                    808.7     33.6%           733.3     34.1%            75.4     10.3%
Public relations                       263.1     10.9%           238.2     11.1%            24.9     10.5%
Specialty communications               276.1     11.5%           234.3     10.9%            41.8     17.8%
                                    --------                  --------                  --------
                                    $2,407.8                  $2,149.5                  $  258.3     12.0%
                                    ========                  ========                  ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Certain  reclassifications  have  been  made to the  second  quarter  2003 amounts in the table above to conform the numbers to the second quarter 2004 amounts presented.

      Operating Expenses: Our second quarter 2004 worldwide operating expenses increased $233.9 million, or 12.8%, to $2,064.1 million from $1,830.2 million in the second quarter of 2003, as shown below.


                                                                        (Dollars in Millions)
                                     --------------------------------------------------------------------------------------
                                                                     Three Months Ended June 30,
                                     --------------------------------------------------------------------------------------
                                                2004                                   2003                  2004 vs 2003
                                     --------------------------------    -----------------------------    -----------------
                                                       %       % of                     %       % of
                                                      of     Total Op.                  of    Total Op.       $        %
                                       Revenue      Revenue    Costs      Revenue    Revenue    Costs      Growth    Growth
                                     ----------     -------   -----       -------    -------    -----     -------    ------
Revenue ...........................   $ 2,407.8                          $2,149.5                         $ 258.3     12.0%

Operating expenses:
    Salary and service costs.......     1,653.6      68.7%    80.1%       1,426.7     66.4%     78.0%       226.9     15.9%
    Office and general expenses....       410.5      17.0%    19.9%         403.5     18.8%     22.0%         7.0      1.7%
                                      ---------      ----     ----       --------     -----     ----      -------     ----
Total Operating Costs..............     2,064.1      85.7%                1,830.2     85.1%                 233.9     12.8%

Operating profit...................   $   343.7      14.3%               $  319.3     14.9%               $  24.4      7.6%
                                      =========                          ========                         =======

      Salary and service costs, which are comprised of direct service costs and salary related costs, increased by $226.9 million, or 15.9%, and represented 80.1% of total operating expenses in the second quarter of 2004 versus 78.0% in the second quarter of 2003. These expenses also increased as a percentage of revenue to 68.7% in the second quarter of 2004 from 66.4% in the second quarter of 2003 primarily as a result of increased incentive compensation costs as well as increases in direct service costs, including increases in costs relating to new business initiatives and recruitment costs, and changes in the mix of our revenues. This was partially offset by our continued efforts to increase the variability of our cost structure on a location-by-location basis.

      Office and general expenses, which are comprised of office and equipment rent, depreciation and amortization of other intangibles, professional fees and other overhead expenses, increased by $7.0 million, or 1.7%, in the second quarter of 2004 compared to the same period in 2003. Office and general expenses decreased as a percentage of our total operating costs in the second quarter of 2004 to 19.9% versus 22.0% in the prior period. Additionally, as a percentage of revenue, office and general expenses decreased in the second quarter of 2004 to 17.0% from 18.8% in the second quarter of 2003, as these expenses are relatively fixed in nature and do not necessarily change relative to our revenue growth or changes in our salary and services costs.

      Net Interest Expense: Our net interest expense in the second quarter of 2004 was $7.3 million, down from $12.9 million in the same period in 2003. The decrease of $5.4 million in our gross interest expense was attributed to ratably amortizing the $25.4 million interest payment made in February 2003 related to our convertible notes due 2031 over the 12-month period ended in February 2004. No such payment was made in February 2004. In addition, year-over-year interest cost savings resulted from the issuance of $600.0 million convertible notes in June 2003 at a zero percent interest rate. This was partially offset by additional amortization expense related to the $6.7 million interest payment made in August 2003 related to our convertible notes

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

due 2032. Furthermore, interest expense relative to the (euro)152.4 million 5.20% Euro note increased due to the foreign currency change of the Euro relative to the U.S. dollar in the second quarter of 2004.

      On July 29, 2004, we offered to pay holders of our Zero Coupon Zero Yield Convertible Notes due 2032 $27.50 per $1,000 principal amount of notes as an incentive to the holders which have not exercised their put right on August 2, 2004, and who, prior to the close of business on August 9, 2004, delivered a consent to amend the indenture under which the notes were issued. We expect to make a $24.5 million interest payment on August 10, 2004, or as soon as practicably possible, and it will be amortized ratably over the next 12 months and, accordingly, we expect interest expense to increase in the second half of 2004 compared to the first half of 2004.

      Income Taxes: Our consolidated effective income tax rate was 33.6% in the second quarter of 2004, which is consistent with our full year rate for 2003, but is less than the 33.9% rate in the second quarter of 2003. This reduction from the second quarter of 2003 reflects the realization of our ongoing focus on tax planning initiatives, including increasing the efficiencies of our international and state tax structures.

      Earnings Per Share (EPS): For the foregoing reasons, our net income in the second quarter of 2004, increased $26.1 million, or by 14.5% to $206.1 million from $180.0 million in the second quarter of 2003. Diluted earnings per share increased 14.6% to $1.10 in the second quarter of 2004, as compared to $0.96 in the prior year period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations:  First Six Months 2004 Compared to First Six Months 2003

      Revenue: Our first six months of 2004 consolidated worldwide revenue increased 13.5% to $4,639.2 million from $4,086.8 million in the comparable period last year. The effect of foreign exchange impacts increased worldwide revenue by $205.1 million. Acquisitions, net of disposals, increased worldwide revenue by $106.9 million in the first six months of 2004 and organic growth increased worldwide revenue by $240.4 million. The components of the first six months of 2004 revenue growth in the U.S. ("domestic") and the remainder of the world ("international") are summarized below ($ in millions):

                                                    Total                   Domestic                 International
                                            --------------------       -------------------       -------------------
                                                  $           %             $           %             $            %
                                            -----------       -        ----------       -        -----------       -
     Six Months ended June 30, 2003.......   $  4,086.8      --         $  2,281.8      --        $  1,805.0      --

     Components of Revenue Changes:

     Foreign exchange impact..............        205.1      5.0%              --       --             205.1     11.4%
     Acquisitions.........................        106.9      2.6%             89.4     3.9%             17.5      1.0%
     Organic..............................        240.4      5.9%            162.2     7.1%             78.2      4.3%
                                              ---------      ---         ---------     ---        ----------      ---
     Six Months ended June 30, 2004.......   $  4,639.2      13.5%      $  2,533.4    11.0%       $  2,105.8     16.7%
                                             ==========      ====       ==========    ====        ==========     ====

The components and percentages are calculated as follows:

      o The foreign exchange impact component shown in the table is calculated by first converting the current period's local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $4,434.1 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $4,639.2 million less $4,434.1 million for the Total column in the table).

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

      o The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $4,086.8 million for the Total column in the table).

      The components of revenue and revenue growth in our primary geographic markets for the first six months of 2004 compared to the first six months of 2003 are summarized below ($ in millions):

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                                                   $ Revenue    % Growth
                                                   ---------    --------

             United States.......................  $2,533.4      11.0%
             Euro Denominated Markets............     959.6      15.0%
             United Kingdom......................     512.4      15.5%
             Other...............................     633.8      20.2%
                                                    -------      ----
             Total...............................  $4,639.2      13.5%
                                                   ========      ====

      As indicated, foreign exchange impacts increased our international revenue by $205.1 million during the first six months ended June 30, 2004. The most significant impacts resulted from the continued period-over-period strengthening of the Euro and the British Pound against the U.S. dollar, as our operations in these markets represented approximately 70.0% of our international revenue.

      In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories: traditional media advertising, customer relationship management (referred to as CRM), public relations and specialty communications, as summarized below.


                                                                      (Dollars in Millions)
                                          ------------------------------------------------------------------------
                                          Six Months    % of        Six Months    % of            $          %
                                             2004      Revenue         2003      Revenue       Growth     Growth
                                          ---------    -------       --------    -------       ------     ------
Traditional media advertising              $2,037.1     43.9%        $1,801.8     44.1%       $ 235.3     13.1%
CRM                                         1,558.8     33.6%         1,363.6     33.4%         195.2     14.3%
Public relations                              502.4     10.8%           460.0     11.2%          42.4      9.2%
Specialty communications                      540.9     11.7%           461.4     11.3%          79.5     17.2%
                                           --------                  --------                 ------
                                           $4,639.2                  $4,086.8                 $ 552.4     13.5%
                                           ========                  ========                 =======

      Certain reclassifications have been made to the first six months of 2003 amounts in the table above to conform the numbers to the first six months of 2004 amounts presented.

      Operating Expenses: Our first six months of 2004 worldwide operating expense increased $500.9 million, or 14.0%, to $4,066.1 million from $3,565.2 million in the first six months of 2003, as shown below.


                                                                        (Dollars in Millions)
                                     --------------------------------------------------------------------------------------
                                                                     Six Months Ended June 30,
                                     --------------------------------------------------------------------------------------
                                                2004                                   2003                  2004 vs 2003
                                     --------------------------------    -----------------------------    -----------------
                                                       %       % of                     %       % of
                                                      of     Total Op.                  of    Total Op.       $        %
                                       Revenue      Revenue    Costs      Revenue    Revenue    Costs      Growth    Growth
                                     ----------     -------   -----       -------    -------    -----     -------    ------
Revenue ...........................   $ 4,639.2                          $ 4,086.8                        $ 552.4     13.5%

Operating expenses:
    Salary and service costs.......     3,247.2     70.0%     79.9%        2,787.2    68.2%     78.2%       460.0     16.5%
    Office and general expenses....       818.9     17.7%     20.1%          778.0    19.0%     21.8%        40.9      5.3%
                                      ---------     ----      ----        --------    ----      ----    ---------     -----
Total Operating Costs..............     4,066.1     87.6%                  3,565.2    87.2%                 500.9     14.0%

Operating profit...................   $   573.1     12.4%                 $  521.6    12.8%             $    51.5      9.9%
                                      =========                           ========                      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Salary and service costs, which are comprised of direct service costs and salary related costs, increased by $460.0 million, or 16.5%, and represented 79.9% of total operating expenses in the first six months of 2004 versus 78.2% in the first six months of 2003. These expenses also increased as a percentage of revenue to 70.0% in the first six months of 2004 from 68.2% in the first six months of 2003, primarily, as a result of increased incentive compensation costs as well as increases in direct service costs, including increases in costs relating to new business initiatives and recruitment costs, and changes in the mix of our revenues. This was partially offset by our continued efforts to increase the variability of our cost structure on a location-by-location basis and the positive impact in the first quarter of 2004 of previous severance actions.

      Office and general expenses, which are comprised of office and equipment rent, depreciation and amortization of other intangibles, professional fees and other overhead expenses, increased by $40.9 million, or 5.3%, in the first six months of 2004 compared to the same period in 2003. Office and general expenses decreased as a percentage of our total operating costs in the first six months of 2004 to 20.1% versus 21.8% in the prior period. Additionally, as a percentage of revenue, office and general expenses decreased in the first six months of 2004 to 17.7% from 19.0% in the first six months of 2003 as these expenses are relatively fixed in nature and do not necessarily change relative to our revenue growth or changes in our salary and service costs.

      Included in office and general expense was a net gain of $13.1 million related to investment activity during the first quarter. In March 2004, in connection with Seneca's recapitalization, we agreed to exchange our remaining preferred stock in Seneca for a $24.0 million senior secured note and 40% of Seneca's outstanding common stock. The note, which is due in March 2007, bears interest at a rate of 6.25% per annum. The recapitalization transaction was required to be recorded at fair value and, accordingly, we recorded a pre-tax net gain of $24.0 million. This gain was offset by losses of $10.9 million on other cost-based investments.

      Excluding the net gain of $13.1 million, office and general expenses were 17.9% of revenue in the first six months of 2004 compared to 19.0% of revenue in the first six months of 2003 and operating margin decreased to 12.1% of revenue from 12.8% of revenue. This decrease in operating margin resulted primarily from $9.9 million of costs incurred in connection with the disposal of two non-strategic businesses.

      Net Interest Expense: Our net interest expense in the first six months of 2004 was $17.7 million, down from $21.2 million in the same period in 2003. Our gross interest expense also decreased by $2.9 million which is attributed to ratably amortizing the $25.4 million interest payment made in February 2003 related to our convertible notes due 2031 over the preceding twelve-month period ended in February 2004. No such payment was made in February 2004. Interest cost savings also resulted from the issuance of $600.0 million convertible notes in June 2003 at a zero percent interest rate. This was partially offset by additional amortization expense related to the $6.7 million interest payment made in 2003 related to our convertible notes due 2032. In addition, interest expense relative to the (euro)152.4 million 5.20% Euro note increased due to the foreign currency change of the Euro relative to the U.S. dollar in the first half of 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Income Taxes: Our consolidated effective income tax rate was 33.6% in the first six months of 2004, which is consistent with our full year rate for 2003, but is less than the 34.2% rate in the first six months of 2003. This reduction from the first half of 2003 reflects the realization of our ongoing focus on tax planning initiatives, including increasing the efficiencies of our international and state tax structures.

      Earnings Per Share (EPS): For the foregoing reasons, our net income in the first six months of 2004, increased $46.1 million, or by 15.6% to $341.7 million from $295.6 million in the first six months of 2003. Diluted earnings per share increased 14.6% to $1.81 in the first six months of 2004, as compared to $1.58 in the prior year period.

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

Proposed Accounting Pronouncements

      On June 30, 2004, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a tentative conclusion with regard to EITF Issue 04-8, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share. As currently drafted, this tentative conclusion is expected to be finalized in the Fall of 2004 and it would be effective beginning with our December 31, 2004 financials. The tentative conclusion applies to all contingently convertible debt instruments including our Convertible Notes due 2031, 2032 and 2033.

      The tentative conclusion requires companies to account for contingently convertible debt using the "if converted" method set forth in Statement of Financial Accounting Standard No. 128 for purposes of calculating diluted EPS. Therefore, contingently convertible debt would be included in the diluted EPS calculation as if the debt had been converted into common stock.

      The tentative conclusion, which is subject to change before it is finalized, requires retroactive application and as a result, we would be required to restate diluted EPS for prior periods. If adopted in its current form, the application would result in a reduction of our diluted EPS.

Contingent Acquisition Obligations

      Certain of our acquisitions are structured with additional contingent purchase price obligations. We utilize contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period. The amount of future contingent purchase price payments that we would be required to pay for prior acquisitions, assuming that the acquired businesses perform over the relevant future periods at their current profit levels, is approximately $365 million as of June 30, 2004. The ultimate amount payable cannot be predicted with reasonable certainty because it is dependent upon future results of operations of subject businesses and subject to changes in foreign currency exchange rates. In accordance with GAAP, we have not recorded a liability for these items on our balance sheet since the definitive

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

amount is not determinable or distributable. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. Our obligations change from period to period as a result of payments made during the current period, changes in the previous estimate of the acquired entities' performance, changes in foreign currency exchange rates and other factors. These differences could be significant. The contingent purchase price obligations as of June 30, 2004, calculated assuming that the acquired businesses perform over the relevant future periods at their current profit levels, are as follows:

                               (Dollars in Millions)
       -------------------------------------------------------------------
       Remainder                                           There-
         2004         2005        2006         2007        after     Total
         ----         ----        ----         ----        -----     -----
      $    72      $  157      $    55      $    53      $   28      $ 365

      In addition, owners of interests in certain of our subsidiaries or affiliates have the right in certain circumstances to require us to purchase additional ownership stakes in those companies. Assuming that the subsidiaries and affiliates perform over the relevant periods at their current profit levels, the aggregate amount we could be required to pay in future periods is approximately $253 million, $151 million of which relate to obligations that are currently exercisable. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses, the timing of the exercise of these rights, changes in foreign currency exchange rates and other factors. The actual amount that we pay is likely to be different from this estimate, and the difference could be significant. The obligations that exist for these agreements as of June 30, 2004, calculated using the assumptions above, are as follows:

                                             (Dollars in Millions)
                                 --------------------------------------------
                                  Currently       Not Currently
                                 Exercisable       Exercisable        Total
                                 -----------       -----------        -----
      Subsidiary agencies         $   127           $    93          $   220
      Affiliated agencies              24                 9               33
                                  -------           -------          -------
           Total                  $   151           $   102          $   253
                                  =======           =======          =======

If these rights were exercised, there would likely be an increase in our net income as a result of our increased ownership and a reduction of minority interest expense.

Liquidity and Capital Resources

      Our principal non-discretionary funding requirement is our working capital requirements. In addition, we have contractual obligations related to our debt and convertible notes, our recurring business operations primarily related to lease obligations, as well as certain contingent acquisition obligations related to acquisitions made in prior years.

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

      Liquidity: We had cash and cash equivalents totaling $658.2 million and $1,528.7 million at June 30, 2004 and December 31, 2003, respectively. We also had short-term investments totaling $20.2 million at both June 30, 2004 and December 31, 2003. Consistent with our historical trends in the first six months of the year, we had negative cash flow from operations of $263.9 million. We funded this deficit primarily with cash on hand and by managing our working capital.

      Capital Resources: On May 24, 2004, we amended and extended our existing revolving credit facilities with a consortium of banks, resulting in a five-year $1,500.0 million revolving credit facility which matures May 24, 2009, and a $500.0 million 364-day revolving credit facility with a maturity date of May 23, 2005. These facilities amended our previous three-year, $835.0 million and $1,200 million, 364-day revolving credit facilities. We are also an active participant in the commercial paper market with a $1,500.0 million program. Each of our bank credit facilities provide credit support for issuances under this program. As of June 30, 2004, no commercial paper was outstanding and we had no other borrowings outstanding under these credit facilities. The 364-day facility includes a provision which allows us to convert all amounts outstanding at expiration of the facility into a one-year term loan. The consortium consists of 27 banks, each committing a pro rata amount to the five-year and 364-day facilities.  Citibank  N.A.  acts as  administrative  agent,  ABN  Amro  acts as
syndication   agent  and   JPMorgan   Chase  Bank  and  HSBC  Bank  USA  act  as
co-documentation agents for the facilities. Other significant lending institutions include Societe Generale, Bank of America, Wachovia and Sumitomo Mitsui. These facilities provide us with the ability to classify our borrowings that could come due within one year as long-term debt, as it is our intention to keep the borrowings outstanding on a long-term basis.

      We had short-term bank loans of $41.4 million and $42.4 million at June 30, 2004 and December 31, 2003, respectively, which are comprised of domestic borrowings and bank overdrafts of our international subsidiaries and are treated as unsecured loans pursuant to our bank agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      At June 30, 2004, we also had a total of $2,339.3 million aggregate principal amount of convertible notes outstanding, including $847.0 million Liquid Yield Option Notes due 2031, which were issued in February 2001, $892.3 million Zero Coupon Zero Yield Convertible Notes due 2032, which were issued in March 2002, and $600.0 million Zero Coupon Zero Yield Convertible Notes due 2033, which were issued in June 2003.

      On July 29, 2004, we offered to pay holders of our Zero Coupon Zero Yield Notes due 2032, $27.50 per $1,000 principal amount of notes as an incentive to the holders who do not put their notes to us for repurchase and who consent to certain amendments to the indenture under which the notes were issued. None of the notes were put to us for repurchase. Under the amendments, we would pay cash, not stock as originally provided for in the indenture, to noteholders for the initial principal amount of notes surrendered for conversion. The remainder of the conversion value would be paid in cash or shares, at our election. In addition, the method by which contingent cash interest is determined will be amended. Only consenting noteholders will be bound by the amendments to the indenture. If all noteholders consent, the total payment will be $24.5 million, which we will amortize ratably over the next 12 months.

      At June 30, 2004, we had Euro-denominated bonds outstanding of (euro)152.4 million or $186.0 million. The bonds pay a fixed rate of 5.2% to maturity in June 2005. While an increase in the value of the Euro against the U.S. dollar will result in a greater liability for interest and principal, there will be a corresponding increase in the dollar value of our Euro-denominated net assets.

      Our outstanding debt and amounts available under these facilities as of June 30, 2004 ($ in millions) were as follows:

                                                                                        Debt           Available
                                                                                    Outstanding         Credit
                                                                                    -----------         ------
         Bank loans (due in less than 1 year)...................................     $     41.4               --
         $1,500.0 Million Revolver  -  due May 24, 2009.........................             --       $  1,500.0
         $500.0 Million - due May 23, 2005......................................             --            500.0
         (euro)152.4 million 5.20% Euro notes  -  due June 24, 2005.............          186.0               --
         Convertible notes  -  due February 7, 2031.............................          847.0               --
         Convertible notes  -  due July 31, 2032................................          892.3               --
         Convertible notes  -  due June 15, 2033................................          600.0               --
         Loan notes and sundry  -  various through 2012.........................           24.6               --
                                                                                     ----------      -----------
     Total......................................................................     $  2,591.3       $  2,000.0
                                                                                     ==========       ==========

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

      Our 2003 Annual Report on Form 10-K for the year ended December 31, 2003, provides a more detailed discussion of the market risks affecting our operations. As of June 30, 2004, no material change had occurred in our market risks from the disclosure contained in that 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES

      We maintain disclosure controls and procedures designed to ensure that information required to be included in our SEC reports is recorded, processed, summarized, analyzed and reported within applicable time periods. During the 90-day period prior to the filing of this report, we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that they believe that our disclosure controls and procedures were effective to ensure recording, processing, summarizing, analysis and reporting of information required to be included in our SEC reports on a timely basis. There have been no significant changes in our internal controls or other factors that could be reasonably expected to materially affect the effectiveness of these controls since that evaluation was completed.

PART II.          OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 30, 2004 by us or any of our "affiliated purchasers".


                                                                              (c)
                                                                         Total Number                 (d)
                                      (a)                (b)          of Shares Purchased        Maximum Number
                                     Total             Average        As Part of Publicly      of Shares that May
                                   Number of         Price Paid         Announced Plans     Yet Be Purchased Under
      During the month:        Shares Purchased(1)    Per Share           or Programs        the Plans or Programs
      ----------------         ----------------       ---------        ---------------       -----------------------
      April 2004                          --            $   --                --                      --

      May 2004                       629,600            $79.26                --                      --

      June 2004                    1,207,100            $79.41                --                      --
                                ------------            ------          --------                --------
      Total                        1,836,700            $79.36                --                      --
                                ============            ======          ========                ========

(1) The shares were purchased in the open market for general corporate purposes.

Item 4. Submission of Matters to a Vote of Security Holders

      We held our annual shareholders' meeting on May 25, 2004. At the meeting, votes were cast for the following proposals as follows:

      To elect the following Directors:

                                            Votes For          Votes Withheld
                                            ---------          --------------
          John D. Wren                     143,419,590            2,020,108
          Bruce Crawford                   143,400,708            2,038,990
          Robert Charles Clark             143,461,248            1,978,650
          Leonard S. Coleman, Jr.          141,702,558            3,737,140
          Errol M. Cook                    143,472,934            1,966,764
          Susan S. Denison                 144,235,898            1,203,800
          Michael A. Henning               143,489,232            1,950,466
          John R. Murphy                   142,930,053            2,509,645
          John R. Purcell                  143,254,517            2,185,181
          Linda Johnson Rice               143,674,436            1,765,262
          Gary L. Roubos                   143,290,832            2,148,866

      To ratify the appointment of KPMG as our independent auditors for the fiscal year 2004:

                    Votes For              Votes Against         Votes Withheld
                    ---------              -------------         --------------

                   143,624,968               1,021,205               793,524

      To approve our Director Equity Plan:

                    Votes For              Votes Against         Votes Withheld
                    ---------              -------------         --------------

                   117,868,813               7,683,412              1,137,469

Item 6. Exhibit and Reports on Form 8-K

(a) Exhibits

      10.1 364-day Credit Agreement, dated May 24, 2004, among Omnicom Group Inc, Omnicom Capital Inc., Omnicom Finance PLC, the financial institutions party thereto, Citibank, N.A., as administrative agent, ABN Amro Bank N.V., as syndication agent and JPMorgan Chase Bank and HSBC Bank USA as co-documentation agents.

      10.2 5-year Credit agreement, dated May 24, 2004, among Omnicom Group Inc, Omnicom Capital Inc., Omnicom Finance PLC, the financial institutions party thereto, Citibank, N.A., as administrative agent, ABN Amro Bank N.V., as syndication agent and JPMorgan Chase Bank and HSBC Bank USA as co-documentation agents.

      10.3  Executive Salary Continuation Plan Agreement - Kenneth R. Kaess.

      31.1 Certification of Chief Executive Office and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

      31.2 Certification of Executive Vice President and Chief Financial Officer required by Rule 13a -14(a) under the Securities Exchange Act of 1934, as amended.

      32.1 Certification of the Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) under the Exchange Act of 1934, as amended, and 18 U.S.C. ss. 1350.

(b) Reports on Form 8-K

      On April 27, 2004, we furnished a Current Report on Form 8-K under Item 9 (Regulation FD Disclosure) and Item 12 (Results of Operations and Financial Condition), our press release announcing our financial results and the first quarter ended March 31, 2004 and the text of materials used in the related call at which such results were discussed.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          OMNICOM GROUP INC.

August 9, 2004                            /s/ Randall J. Weisenburger
                                          ------------------------------------
                                          Randall J. Weisenburger
                                          Executive Vice President
                                          and Chief Financial Officer
                                          (on behalf of Omnicom Group Inc.
                                          and as Principal Financial Officer)