Form 10-Q
period 2004-09-30
OMNICOM GROUP INC
filed 2004-11-05
CIK 29989

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended: September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 186,326,700 (as of October 29,
2004)

                       OMNICOM GROUP INC. AND SUBSIDIAIRES
                                      INDEX

PART I.     FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

   Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets -
               September 30, 2004 and December 31, 2003......................  1

            Consolidated Condensed Statements of Income - Three Months
               and Nine Months Ended September 30, 2004 and 2003.............  2

            Consolidated Condensed Statements of Cash Flows -
               Nine Months Ended September 30, 2004 and 2003.................  3

            Notes to Consolidated Condensed Financial Statements.............  4

   Item 2.  Management's Discussion and Analysis of Financial Condition
               And Results of Operations..................................... 10

   Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk................................................... 25

   Item 4.  Controls and Procedures.......................................... 26

PART II.    OTHER INFORMATION

   Item 2.  Changes in Securities, Use of Proceeds and Issuer
               Purchases of Equity Securities................................ 27

   Item 6.  Exhibits and Reports on Form 8-K................................. 27

            Signatures....................................................... 29

            Certifications of Senior Executive Officers

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars in Millions)

                                                                               (Unaudited)
                                                                              September 30,    December 31,
                                                                                  2004             2003
                                                                              -------------    ------------

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents .............................................    $   429.1       $ 1,528.7
     Short-term investments at market, which approximates cost .............         24.2            20.2
     Accounts receivable, less allowance for doubtful accounts
        of $63.5 and $69.7 .................................................      4,514.4         4,530.0
     Billable production orders in process, at cost ........................        653.9           440.4
     Prepaid expenses and other current assets .............................        875.8           766.6
                                                                                ---------       ---------
                  Total Current Assets .....................................      6,497.4         7,285.9
                                                                                ---------       ---------

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost,
     less accumulated depreciation and amortization of $867.1 and $817.1 ...        601.3           596.8
INVESTMENTS IN AFFILIATES ..................................................        151.1           151.2
GOODWILL ...................................................................      6,159.5         5,886.2
INTANGIBLES, net of accumulated amortization of $154.7 and $127.8 ..........        107.8           121.4
DEFERRED TAX BENEFITS ......................................................        264.3           264.6
OTHER ASSETS ...............................................................        348.1           313.9
                                                                                ---------       ---------

                  TOTAL ASSETS .............................................    $14,129.5       $14,620.0
                                                                                =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ......................................................    $ 4,926.1       $ 5,513.3
     Advance billings ......................................................        890.5           775.2
     Current portion of long-term debt .....................................        192.2            12.4
     Bank loans ............................................................         33.4            42.4
     Accrued taxes .........................................................        139.5           221.7
     Other liabilities .....................................................      1,152.0         1,197.5
                                                                                ---------       ---------
                  Total Current Liabilities ................................      7,333.7         7,762.5
                                                                                ---------       ---------

LONG-TERM DEBT .............................................................         19.8           197.3
CONVERTIBLE NOTES ..........................................................      2,339.3         2,339.3
DEFERRED COMPENSATION AND OTHER LIABILITIES ................................        320.9           342.9
LONG TERM DEFERRED TAX LIABILITY ...........................................        296.2           204.1
MINORITY INTERESTS .........................................................        174.7           187.3

SHAREHOLDERS' EQUITY:
     Common stock ..........................................................         29.8            29.8
     Additional paid-in capital ............................................      1,817.4         1,815.7
     Retained earnings .....................................................      2,780.6         2,419.0
     Unamortized stock compensation ........................................       (200.9)         (216.4)
     Accumulated other comprehensive income ................................        122.8           109.7
     Treasury stock ........................................................       (904.8)         (571.2)
                                                                                ---------       ---------
                  Total Shareholders' Equity ...............................      3,644.9         3,586.6
                                                                                ---------       ---------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............    $14,129.5       $14,620.0
                                                                                =========       =========

      The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              (Dollars in Millions)
                                   (Unaudited)

                                           Three Months Ended September 30,      Nine Months Ended September 30,
                                           --------------------------------      -------------------------------
                                                 2004           2003                   2004           2003
                                               --------       --------               --------       --------

REVENUE ...............................        $2,319.0       $2,028.6               $6,958.1       $6,115.4

OPERATING EXPENSES:
     Salary and service costs .........         1,659.5        1,412.2                4,906.7        4,199.4
     Office and general expenses ......           412.1          399.3                1,230.9        1,177.3
                                               --------       --------               --------       --------
                                                2,071.6        1,811.5                6,137.6        5,376.7
                                               --------       --------               --------       --------

OPERATING PROFIT ......................           247.4          217.1                  820.5          738.7

NET INTEREST EXPENSE:
     Interest expense .................            12.3           15.4                   36.8           42.8
     Interest income ..................            (3.5)          (3.9)                 (10.2)         (10.0)
                                               --------       --------               --------       --------
                                                    8.8           11.5                   26.6           32.8
                                               --------       --------               --------       --------

INCOME BEFORE INCOME TAXES ............           238.6          205.6                  793.9          705.9

INCOME TAXES ..........................            80.3           68.9                  266.9          240.0
                                               --------       --------               --------       --------

INCOME AFTER INCOME TAXES .............           158.3          136.7                  527.0          465.9

EQUITY IN AFFILIATES ..................             3.2            4.0                   10.5            8.3

MINORITY INTERESTS ....................           (16.2)         (16.1)                 (50.5)         (54.1)
                                               --------       --------               --------       --------

        NET INCOME ....................        $  145.3       $  124.6               $  487.0       $  420.1
                                               ========       ========               ========       ========

NET INCOME PER COMMON SHARE:
        Basic .........................        $   0.79       $   0.66               $   2.61       $   2.25
        Diluted .......................        $   0.79       $   0.66               $   2.60       $   2.25

DIVIDENDS DECLARED PER COMMON SHARE ...        $  0.225       $   0.20               $  0.675       $   0.60

      The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                                                 Nine Months Ended September 30,
                                                                                      2004              2003
                                                                                   ---------          -------
Cash flows from operating activities:
Net income  ....................................................................   $   487.0          $ 420.1
     Adjustments to reconcile net income to net cash provided
        by operating activities:
     Depreciation of tangible assets............................................        98.1             92.1
     Amortization of intangible assets..........................................        30.7             22.8
     Minority interests.........................................................        50.5             54.1
     Earnings of affiliates (in excess of) less than dividends received.........        (4.0)             1.4
     Net gain on investment activity............................................       (13.1)             --
     Tax benefit on employee stock plans........................................         9.9              9.0
     Amortization of stock compensation.........................................        89.6            100.1
     Provisions for losses on accounts receivable...............................         8.7              6.4
     Changes in assets and liabilities providing (requiring)
        cash net of acquisitions:
     (Decrease) increase in accounts receivable.................................        (0.6)           118.0
     Increase in billable production orders in process..........................      (211.0)          (211.8)
     Increase in prepaid expenses and other current assets......................      (113.1)           (73.7)
     Net change in other assets and liabilities.................................      (131.4)          (120.3)
     Increase in advanced billings..............................................       113.2             42.9
     Net increase (decrease) in accrued and deferred taxes......................        16.8            (18.7)
     Decrease in accounts payable...............................................      (583.9)          (551.3)
                                                                                   ---------          -------
        Net cash used for operating activities..................................      (152.6)          (108.9)
                                                                                   ---------          -------

Cash flows from investing activities:
     Capital expenditures.......................................................      (103.3)           (95.6)
     Payments for purchases of equity interests in subsidiaries and
        affiliates, net of cash acquired........................................      (241.3)          (271.1)
     Purchases of short-term investments........................................       (13.3)            (4.2)
     Proceeds from sale of short-term investments...............................        10.9             11.7
                                                                                   ---------          -------
        Net cash used in investing activities...................................      (347.0)          (359.2)
                                                                                   ---------          -------

Cash flows from financing activities:
     Decrease in short-term borrowings..........................................        (8.6)            (2.3)
     Proceeds from issuance of debt.............................................         2.4            602.1
     Repayments of principal of long-term debt obligations......................       (14.5)           (67.2)
     Dividends paid.............................................................      (121.6)          (111.8)
     Purchase of treasury shares................................................      (446.5)           (25.9)
     Other, net.................................................................       (27.2)           (24.6)
                                                                                   ---------          -------
        Net cash (used) provided by financing activities........................      (616.0)           370.3
                                                                                   ---------          -------

Effect of exchange rate changes on cash and cash equivalents....................        16.0             (5.3)
                                                                                   ---------          -------
        Net decrease in cash and cash equivalents...............................    (1,099.6)          (103.1)
Cash and cash equivalents at beginning of period................................     1,528.7            667.0
                                                                                   ---------          -------

Cash and cash equivalents at end of period......................................   $   429.1          $ 563.9
                                                                                   =========          =======

Supplemental disclosures:
     Income taxes paid..........................................................   $   168.4          $ 229.6
     Interest paid..............................................................   $    32.0          $  53.7

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

2. The accompanying financial statements reflect all adjustments, consisting of normally recurring accruals, which in the opinion of management are necessary for a fair presentation, in all material respects, of the information contained therein. Certain reclassifications have been made to the September 30, 2003 and December 31, 2003 reported amounts to conform them to the September 30, 2004 presentation. These statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2003.

3. Results of operations for interim periods are not necessarily indicative of annual results.

4. In accordance with SFAS No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," we elected, effective January 1, 2004, to account for stock-based employee compensation using the fair value method. As a result, the fair value of stock-based employee compensation, including unvested employee stock options issued and outstanding, were recorded as an expense in the current period utilizing the retroactive restatement method as set forth in SFAS 148. Accordingly, our results for the quarter and the nine months ended September 30, 2003 have been restated as if we had used the fair value method to account for stock-based employee compensation. Pre-tax stock-based employee compensation costs for the three months ended September 30, 2004 and 2003 were $28.0 million and $33.1 million, respectively, and for the nine months ended September 30, 2004 and 2003 were $89.6 million and $100.1 million, respectively. Also, in connection with the restatement, our December 31, 2003 balance sheet reflects an increase in the deferred tax benefit of $120.5 million, an increase in additional paid-in capital of $434.7 million, an increase in unamortized stock compensation of $92.6 million and a decrease in retained earnings of $221.6 million.

            The table below presents a reconciliation of net income and earnings per share, as reported, to the restated results for the quarter and the nine months ended September 30, 2003.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

                                                       (Dollars in Millions, Except Per Share Amounts)
                                                       -----------------------------------------------
                                                                          Earnings Per Common Share
                                                                          -------------------------
                                                         Net Income         Basic         Diluted
                                                         ----------         -----         -------

As reported, quarter ended September 30, 2003.........     $135.3           $0.72          $0.72

Less fair value of stock options issued,
net of taxes..........................................       10.7            0.06           0.06
                                                           ------           -----          -----

Restated, quarter ended September 30, 2003............     $124.6           $0.66          $0.66
                                                           ======           =====          =====

As reported, nine months ended September 30, 2003.....     $454.6           $2.43          $2.42

Less fair value of stock options issued,
net of taxes..........................................       34.5            0.18           0.17
                                                           ------           -----          -----

Restated, nine months ended September 30, 2003........     $420.1           $2.25          $2.25
                                                           ======           =====          =====

5. Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents which include outstanding options and restricted shares. No adjustments were made for any series of our zero-coupon convertible notes because the conversion criteria had not been met. For purposes of computing diluted earnings per share, 520,000 and 384,000 common share equivalents were assumed to be outstanding for the three months ended September 30, 2004 and 2003, respectively, and 1,257,000 and 142,000 common share equivalents were assumed to be outstanding for the nine months ended September 30, 2004 and 2003, respectively.

            The assumed increase in net income related to the after tax compensation expense related to dividends on restricted shares was $318.0 thousand and $281.0 thousand for the three months ended September 30, 2004 and 2003, respectively, and $917.0 thousand and $843.0 thousand for the nine months ended September 30, 2004 and 2003, respectively.

            The number of shares used in our EPS computations were:

                                             Three Months                         Nine Months
                                          Ended September 30,                 Ended September 30,
                                          -------------------                 -------------------
                                          2004             2003              2004             2003
                                          ----             ----              ----             ----
Basic EPS Computation                 184,080,000      187,499,000       186,259,000      187,076,000
Diluted EPS Computation               184,600,000      187,883,000       187,516,000      187,218,000

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

6.    Total comprehensive income and its components were:

                                                                 (Dollars in Millions)
                                                                 ---------------------
                                                       Three Months             Nine Months
                                                    Ended September 30,     Ended September 30,
                                                    -------------------     -------------------
                                                      2004      2003          2004      2003
                                                     ------    ------        ------    ------

Net income for the period......................      $145.3    $124.6        $487.0    $420.1

Foreign currency translation adjustment,
net of income taxes of $8.2 and $7.1
and $7.0 and $77.6 for the three months
and nine months ended September 30, 2004
and 2003, respectively.........................        15.2      13.2          13.1     144.1
                                                     ------    ------        ------    ------

Comprehensive income for the period............      $160.5    $137.8        $500.1    $564.2
                                                     ======    ======        ======    ======

7. All of our wholly and partially owned businesses operate within the advertising, marketing and corporate communications services industry. These agencies are organized into strategic platforms, client centric networks, geographic regions and operating groups. Our businesses provide communications services to similar type clients on a global, pan-regional and national basis. The businesses have similar cost structures, and are subject to the same general economic and competitive risks. Given these similarities, we have aggregated their results into one reporting segment. A summary of our revenue and long-lived assets by geographic area as of September 30, 2004 and 2003 is presented below:

                                                         (in millions of dollars)
                                  ---------------------------------------------------------------------
                                  United          Euro           United        Other
                                  States       Denominated      Kingdom    International   Consolidated
                                  ------       -----------      -------    -------------   ------------
Revenue
3 Months Ended September 30,
   2004                          $1,261.3        $  471.3        $255.5        $330.9        $2,319.0
   2003                           1,105.6           412.1         227.8         283.1         2,028.6

Revenue
9 Months Ended September 30,
   2004                          $3,781.6        $1,430.7        $777.4        $968.4        $6,958.1
   2003                           3,385.5         1,246.3         671.5         812.1         6,115.4

Long-lived Assets
At September 30,
   2004                          $  324.5        $   99.4        $ 89.4        $ 88.0        $  601.3
   2003                             308.1            88.3          86.0          90.0           572.4

8. Bank loans at September 30, 2004 of $33.4 million are primarily comprised of bank overdrafts of our international subsidiaries which are treated as unsecured loans pursuant to our bank agreements. In January 2004, in connection with the purchase of an office building, we assumed a mortgage of $17.1 million which is included in our long-term debt.

            On May 24, 2004, we amended and extended our existing revolving credit facilities with a consortium of banks, resulting in a five-year $1,500.0 million revolving credit facility which matures May 24, 2009, and a $500.0 million 364-day revolving credit facility with a maturity date of May 23, 2005. These facilities amended our previous three-year $835.0 million and $1,200.0 million, 364-day revolving credit

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

      facilities, respectively. We are also an active participant in the commercial paper market with a $1,500.0 million program. Each of our bank credit facilities provides credit support for commercial paper issued under this program. As of September 30, 2004, no commercial paper was outstanding and we had no other borrowings outstanding under these credit facilities. The 364-day facility includes a provision which allows us to convert all amounts outstanding at expiration of the facility into a one-year term loan. The consortium consists of 27 banks, each committing a pro rata amount to the five-year and 364-day credit facilities. Citibank N.A. acts as administrative agent, ABN Amro acts as syndication agent and JPMorgan Chase Bank and HSBC Bank USA act as co-documentation agents for the facilities. Other significant lending institutions include Societe Generale, Bank of America, Wachovia and Sumitomo Mitsui. These facilities provide us with the ability to classify our borrowings under our revolving credit facilities or commercial paper issued that could come due within one year as long-term debt, as it is our intention to keep the borrowings outstanding on a long-term basis.

9. Included in operating income for the nine months ended September 30, 2004 is a pre-tax net gain of $13.1 million arising from investment activity described below.

            In March 2004, in connection with Seneca Investments LLC's ("Seneca") recapitalization, we agreed to exchange our remaining preferred stock in Seneca for a $24.0 million senior secured note and 40% of Seneca's outstanding common stock. The note, which is due in March 2007, bears interest at a rate of 6.25% per annum. Prior to Seneca's recapitalization, we were accounting for our investment under the cost recovery method. We now account for our investment using the equity method. The recapitalization transaction was required to be recorded at fair value and, accordingly, we recorded a net pre-tax gain of $24.0 million. This gain was partially offset by losses of $10.9 million on other cost-based investments.

10. In 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB No. 123". We adopted SFAS 123 effective January 1, 2004, as discussed in Note 4.

            In March 2004, the FASB issued for exposure a Proposed Statement of Financial Accounting Standards entitled "Share-Based Payment - an amendment of SFAS No. 123 and 95". The proposal requires that the fair value of employee stock-based compensation be expensed. Although the proposal differs from SFAS 123, as amended by SFAS 148, the new requirements will generally apply to newly granted stock or options to employees, or previously granted awards that are either modified or settled after January 1, 2004. In

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

      October 2004, the FASB delayed the proposed effective date of the exposure draft to any interim or annual period beginning after June 15, 2005. We will continue to monitor the progress of the FASB with regard to the final requirements of this new standard.

            Effective for reporting periods beginning after March 31, 2004, the Emerging Issues Task Force ("EITF") of the FASB released issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share." The adoption of EITF No. 03-6 did not have an impact on our consolidated results of operation or financial position.

            On October 13, 2004, the FASB Board ratified EITF 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." Adoption of EITF No. 04-8 is required for fiscal years ended after December 15, 2004. Assuming no changes are made prior to December 31, 2004 to our Liquid Yield Option Notes due 2031 and our Zero Coupon Zero Yield Notes due 2033, we estimate that EITF 04-8, which requires the use of the "if converted" method for these notes, would have reduced our Diluted EPS for the nine months ended September 30, 2004 by approximately 4.2% and it could reduce diluted EPS in future periods. The rule change will not effect the manner in which we calculate diluted EPS with respect to our 2032 Zero Coupon Convertible Notes, which as discussed in note 11 below, were recently amended.

            FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51", as amended by FIN 46R was required to be adopted in the first reporting period ending after March 15, 2004. FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in FIN 46, and is based on the concept that companies that control another entity through interests, other than voting interests, should consolidate the controlled entity. The FASB subsequently issued FIN 46R in December 2003 that modified certain provisions of FIN 46. The adoption of FIN 46 and FIN 46R did not have an impact on, or result in additional disclosure in our financial statements.

11. On August 12, 2004, we paid holders of our Zero Coupon Zero Yield Notes due 2032, $27.50 per $1,000 principal amount of notes as an incentive to the holders to not put their notes to us for repurchase. Additionally, the holders of the notes due 2032 consented to certain amendments to the indenture under which the notes were issued. None of the notes were put to us for repurchase and all noteholders consented to the amendments. The total payment to the noteholders of $24.5 million is being amortized ratably through the next put date. Under the amendments, we will pay cash, not shares of our common stock as originally provided for in the indenture, to noteholders for the initial principal amount of notes surrendered for conversion. The remainder of the conversion value will be paid in cash or shares of our common stock, at our election. We also amended the method by which contingent cash interest is determined. As a result of

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

      this amendment the potential dilution from the 2032 notes will be included in our diluted EPS calculation using the "treasury stock" method and, as a result, will not be dilutive until the weighted average share price of our stock is greater than the $110.01 conversion price of the bonds.

            On October 21, 2004, we offered to pay holders of our Zero Coupon Zero Yield Notes due 2033, $2.50 per $1,000 principal amount of notes as an incentive to the holders who consented to an amendment to the indenture under which the notes were issued. Under the amendments, we would pay cash, not shares of common stock as originally provided for in the indenture, to noteholders for the initial principal amount of notes surrendered for conversion. The remainder of the conversion value would be paid in cash or shares, at our election. Only consenting noteholders will be bound by the amendments to the indenture. On November 4, 2004, the consent period expired and 73% of the noteholders consented to the amendments. We are in the process of amending the notes for which we have received consents. The total payment to consenting noteholders will be $1.1 million which we will amortize ratably through the next put date.

            Holders of our Liquid Yield Option Notes due 2031, Zero Coupon Zero Yield Notes due 2032 and Zero Coupon Zero Yield Notes due 2033, are permitted to require us to purchase their notes on dates specified in the indentures pursuant to which the respective notes were issued. On November 4, 2004, we waived our right to pay with shares of our common stock, for those notes being put to us for repurchase. We must now pay cash if these notes are put to us for repurchase.

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

Our revenue has historically been derived almost evenly from our domestic and international operations. For the three months ended September 30, 2004, our overall revenue growth was 14.3%, of which 4.0% was related to changes in foreign exchange rates and 1.9% was related to acquired entities. The remainder of our growth, 8.4%, was organic growth. For the first nine months of 2004, our overall revenue growth was 13.8%, of which 4.7% was related to changes in foreign exchange rates and 2.4% was related to acquired entities. The remainder of our revenue growth, 6.7%, was organic growth. However, we believe that between 1.5% to 2% of this growth in the quarter could be the result of clients shifting their marketing programs forward into the third quarter from the fourth quarter primarily related to the Olympics, rather than as a result of an increase in their annual spending plans.

      For the three months ended September 30, 2004 and for the first nine months of 2004, traditional media advertising represented about 42% and 43%, respectively, of our total revenue and grew by 10.7% and 12.3%, respectively. For the three months ended September 30, 2004 and in the first nine months of 2004, marketing services represented about 58% and 57%, respectively, of total revenue and grew by 17.0% and 14.9%, respectively.

      We measure operating expenses in two distinct cost categories: salary and service costs, and office and general expenses. Because we are a service business, we monitor these costs on a percentage of revenue basis. On an annual basis, salary and service costs tend to fluctuate in conjunction with changes in revenues, whereas office and general expenses, which are not directly related to servicing clients, normally tend to decrease as a percentage of revenues as revenues increase because a significant portion of these expenses are relatively fixed in nature. During the third quarter of 2004, salary and service costs increased from 69.6% of revenue to 71.6% of revenue. Office and general expenses decreased from 19.7% of revenue to 17.8% of revenue. During the first nine months of 2004, salary and service costs increased from 68.7% of revenue to 70.5% of revenue. Office and general expenses decreased from 19.3% of revenue to 17.7% of revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (Continued)

      Our net income for the third quarter of 2004 increased by 16.6% to $145.3 million from $124.6 million in the third quarter of 2003, and our diluted EPS increased by 19.7% to $0.79 from $0.66. Our net income for the first nine months of 2004 increased by 15.9% to $487.0 million from $420.1 million in the first nine months of 2003, and our diluted EPS increased by 15.6% to $2.60 from $2.25.

      In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123", we elected to account for stock-based employee compensation using the fair value method effective January 1, 2004. As a result, the fair value of stock-based employee compensation, including unvested employee stock options issued and outstanding, were recorded as an expense in the current period utilizing the retroactive restatement method as set forth in SFAS 148. Accordingly, our results for the quarter ended September 30, 2003 and the nine months ended September 30, 2003 have been restated as if we had used the fair value method to account for stock-based employee compensation. Results of pre-tax stock-based employee compensation costs for the three months ended September 30, 2004 and 2003 included $28.0 million and $33.1 million, respectively, and for the nine months ended September 30, 2004 and 2003 included $89.6 million and $100.1 million, respectively. Also, in connection with the restatement, the December 31, 2003 balance sheet presented above reflects an increase in the deferred tax benefit of $120.5 million, an increase in additional paid-in capital of $434.7 million, an increase in unamortized stock compensation of $92.6 million and a decrease in retained earnings of $221.6 million.

      The following analysis gives further information about the changes in our financial performance on a quarterly and nine-month year-to-date basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations: Third Quarter 2004 Compared to Third Quarter 2003

      Revenue: Our third quarter of 2004 consolidated worldwide revenue increased 14.3% to $2,319.0 million from $2,028.6 million in the comparable period last year. The effect of foreign exchange impacts increased worldwide revenue by $82.0 million. Acquisitions, net of disposals, increased worldwide revenue by $37.8 million in the third quarter of 2004 and organic growth increased worldwide revenue by $170.6 million. The components of the third quarter 2004 revenue growth in the U.S. ("domestic") and the remainder of the world ("international") are summarized below ($ in millions):

                                                    Total                  Domestic            International
                                              -----------------       -----------------      ----------------
                                                  $          %            $          %           $          %
                                              --------     ----       --------     ----      --------     ----
Third Quarter ended September 30, 2003 ...    $2,028.6       --       $1,105.6       --      $  923.0       --

Components of Revenue Changes:

Foreign exchange impact...................        82.0      4.0%            --       --          82.0      8.9%
Acquisitions..............................        37.8      1.9%          33.3      3.0%          4.5      0.5%
Organic...................................       170.6      8.4%         122.4     11.1%         48.2      5.2%
                                              --------     ----       --------     ----      --------     ----

Third Quarter ended September 30, 2004 ...    $2,319.0     14.3%      $1,261.3     14.1%     $1,057.7     14.6%
                                              ========     ====       ========     ====      ========     ====

The components and percentages are calculated as follows:

      o The foreign exchange impact component shown in the table is calculated by first converting the current period's local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $2,237.0 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $2,319.0 million less $2,237.0 million for the Total column in the table).

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

      o The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $2,028.6 million for the Total column in the table).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (Continued)

      The components of revenue and revenue growth in our primary geographic markets for the third quarter of 2004 compared to the third quarter of 2003 are summarized below ($ in millions):

                                              $ Revenue       % Growth
                                              ---------       --------
            United States..................    $1,261.3         14.1%
            Euro Denominated Markets.......       471.3         14.4%
            United Kingdom.................       255.5         12.2%
            Other..........................       330.9         16.9%
                                               --------         ----

            Total..........................    $2,319.0         14.3%
                                               ========         ====

      As indicated, foreign exchange impacts increased our international revenue by $82.0 million during the quarter ended September 30, 2004. The most significant impacts resulted from the continued period-over-period strengthening of the Euro and the British Pound against the U.S. dollar, as our operations in these markets represented approximately 70.0% of our international revenue.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (Continued)

                                                                    (Dollars in Millions)
                                         --------------------------------------------------------------------------
                                         3rd Quarter     % of        3rd Quarter     % of           $           %
                                             2004       Revenue          2003       Revenue      Growth      Growth
                                         -----------    -------      -----------    -------      ------      ------
Traditional media advertising             $  967.8       41.8%        $  874.1       43.1%       $ 93.7      10.7%
CRM                                          826.3       35.6%           701.9       34.6%        124.4      17.7%
Public relations                             257.8       11.1%           226.2       11.1%         31.6      14.0%
Specialty communications                     267.1       11.5%           226.4       11.2%         40.7      18.0%
                                          --------                    --------                   ------
                                          $2,319.0                    $2,028.6                   $290.4      14.3%
                                          ========                    ========                   ======

      Certain reclassifications have been made to the third quarter 2003 amounts in the tables above to conform the numbers to the third quarter 2004 amounts presented.

      Operating Expenses: Our third quarter 2004 worldwide operating expenses increased $260.1 million, or 14.4%, to $2,071.6 million from $1,811.5 million in the third quarter of 2003, as shown below.

                                                                           (Dollars in Millions)
                                          ---------------------------------------------------------------------------------------
                                                                     Three Months Ended September 30,
                                          ---------------------------------------------------------------------------------------
                                                        2004                            2003                       2004 vs 2003
                                          -----------------------------     -----------------------------      ------------------
                                                        %       % of                      %       % of
                                                       of     Total Op.                  of     Total Op.         $          %
                                              $      Revenue    Costs           $      Revenue    Costs        Growth      Growth
                                          --------   -------  ---------     --------   -------  ---------      ------      ------
Revenue ...........................       $2,319.0                          $2,028.6                           $290.4      14.3%

Operating expenses:
    Salary and service costs.......        1,659.5    71.6%     80.1%        1,412.2    69.6%     78.0%         247.3      17.5%
    Office and general expenses....          412.1    17.8%     19.9%          399.3    19.7%     22.0%          12.8       3.2%
                                          --------    ----      ----        --------    ----      ----         ------      ----
Total Operating Costs..............        2,071.6    89.3%                  1,811.5    89.3%                   260.1      14.4%

Operating profit...................       $  247.4    10.7%                 $  217.1    10.7%                  $ 30.3      14.0%
                                          ========                          ========                           ======

      Salary and service costs, which are comprised of direct service costs and salary related costs, increased by $247.3 million, or 17.5%, and represented 80.1% of total operating expenses in the third quarter of 2004 versus 78.0% in the third quarter of 2003. These expenses also increased as a percentage of revenue to 71.6% in the third quarter of 2004 from 69.6% in the third quarter of 2003 primarily as a result of increased incentive compensation costs as well as increases in direct service costs, including increases in costs relating to new business initiatives and recruitment costs. This was partially offset by a reduction in severance costs and is consistent with our continued efforts to increase the variability of our cost structure on a location-by-location basis.

      Office and general expenses, which are comprised of office and equipment rent, depreciation and amortization of other intangibles, professional fees and other overhead expenses, increased by $12.8 million, or 3.2%, in the third quarter of 2004 compared to the same period in 2003. Office and general expenses decreased as a percentage of our total operating costs in the third quarter of 2004 to 19.9% versus 22.0% in the prior period. Additionally, as a percentage of revenue, office and general expenses decreased in the third quarter of 2004 to 17.8% from 19.7% in the third quarter of 2003, because these expenses are relatively fixed in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (Continued)

nature and do not necessarily change relative to our revenue growth or changes in our salary and services costs.

      Net Interest Expense: Our net interest expense in the third quarter of 2004 was $8.8 million, down from $11.5 million in the same period in 2003. The decrease in our gross interest expense of $3.1 million, was attributed to ratably amortizing the $25.4 million interest payment made in February 2003 related to our convertible notes due 2031 over the 12-month period ended in February 2004. No such payment was made in February 2004. This was partially offset by additional amortization expense related to the $6.7 million interest payment made in August 2003 and the $24.5 million interest payment made in August 2004, related to our convertible notes due 2032. Furthermore, interest expense relative to our (euro)152.4 million 5.20% Euro notes increased due to the foreign currency change of the Euro relative to the U.S. dollar in the second quarter of 2004.

      The $24.5 million interest payment made in August 2004 was paid to holders of our convertible notes due 2032 as an incentive to retain and not put their notes to us for repurchase. Additionally, the noteholders consented to certain amendments to the indenture under which the notes were issued. The $24.5 million interest payment was paid on August 12, 2004 and is being amortized ratably over the next 12 months and accordingly, interest expense will increase in the fourth quarter of 2004 compared to the fourth quarter of 2003.

      Income Taxes: Our consolidated effective income tax rate was 33.6% in the third quarter of 2004, which is comparable to our full-year and third quarter rate for 2003.

      Earnings Per Share (EPS): For the foregoing reasons, our net income in the third quarter of 2004 increased $20.7 million, or by 16.6% to $145.3 million from $124.6 million in the third quarter of 2003. Diluted earnings per share increased 19.7% to $0.79 in the third quarter of 2004, as compared to $0.66 in the prior year period for the reasons described above, as well as the impact of our purchase of treasury shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations: First Nine Months 2004 Compared to First Nine Months 2003

      Revenue: Our first nine months of 2004 consolidated worldwide revenue increased 13.8% to $6,958.1 million from $6,115.4 million in the comparable period last year. The effect of foreign exchange impacts increased worldwide revenue by $287.1 million. Acquisitions, net of disposals, increased worldwide revenue by $144.7 million in the first nine months of 2004 and organic growth increased worldwide revenue by $410.9 million. The components of the first nine months of 2004 revenue growth in the U.S. ("domestic") and the remainder of the world ("international") are summarized below ($ in millions):

                                                 Total                 Domestic             International
                                           ----------------        ----------------       ----------------
                                               $         %             $         %            $         %
                                           --------    ----        --------    ----       --------    ----
Nine Months ended September 30, 2003...    $6,115.4      --        $3,385.5      --       $2,729.9      --

Components of Revenue Changes:
Foreign exchange impact................       287.1     4.7%             --      --          287.1    10.5%
Acquisitions...........................       144.7     2.4%          112.1     3.3%          32.6     1.2%
Organic................................       410.9     6.7%          283.9     8.4%         127.0     4.7%
                                           --------    ----        --------    ----       --------    ----

Nine Months ended September 30, 2004...    $6,958.1    13.8%       $3,781.6    11.7%      $3,176.6    16.4%
                                           ========    ====        ========    ====       ========    ====

The components and percentages are calculate d as follows:

      o The foreign exchange impact component shown in the table is calculated by first converting the current period's local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $6,671.0 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $6,958.1 million less $6,671.0 million for the Total column in the table).

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

      o The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $6,115.4 million for the Total column in the table).

      The components of revenue and revenue growth in our primary geographic markets for the first nine months of 2004 compared to the first nine months of 2003 are summarized below ($ in millions):

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (Continued)

                                               $ Revenue      % Growth
                                               ---------      --------
            United States...................    $3,781.6        11.7%
            Euro Denominated Markets........     1,430.7        14.8%
            United Kingdom..................       777.4        15.8%
            Other...........................       968.4        19.3%
                                                --------        ----
            Total...........................    $6,958.1        13.8%
                                                ========        ====

      As indicated, foreign exchange impacts increased our international revenue by $287.1 million during the first nine months ended September 30, 2004. The most significant impacts resulted from the continued period-over-period strengthening of the Euro and the British Pound against the U.S. dollar, as our operations in these markets represented approximately 70.0% of our international revenue.

      In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories: traditional media advertising, customer relationship management (referred to as CRM), public relations and specialty communications, as summarized below.

                                                                   (Dollars in Millions)
                                         -------------------------------------------------------------------------
                                         Nine Months      % of       Nine Months    % of           $           %
                                            2004        Revenue         2003       Revenue      Growth      Growth
                                         -----------    -------      -----------   -------      ------      ------
Traditional media advertising             $3,004.9       43.2%        $2,675.9      43.8%       $329.0      12.3%
CRM                                        2,385.1       34.3%         2,065.6      33.8%        319.5      15.5%
Public relations                             760.1       10.9%           686.2      11.2%         73.9      10.8%
Specialty communications                     808.0       11.6%           687.7      11.2%        120.3      17.5%
                                          --------                    --------                  ------      ----
                                          $6,958.1                    $6,115.4                  $842.7      13.8%
                                          ========                    ========                  ======      ====

      Certain reclassifications have been made to the first nine months of 2003 amounts in the tables above to conform the numbers to the first nine months of 2004 amounts presented.

      Operating Expenses: Our first nine months of 2004 worldwide operating expense increased $760.9 million, or 14.2%, to $6,137.6 million from $5,376.7 million in the first nine months of 2003, as shown below.

                                                                          (Dollars in Millions)
                                                                     Nine Months Ended September 30,
                                        ------------------------------------------------------------------------------------------
                                                     2004                                2003                      2004 vs 2003
                                        ------------------------------      ------------------------------      ------------------
                                                      %        % of                       %        % of
                                                     of      Total Op.                   of      Total Op.         $          %
                                            $      Revenue     Costs            $      Revenue     Costs        Growth      Growth
                                        --------   -------   ---------      --------   -------   ---------      ------      ------
Revenue ...........................     $6,958.1                            $6,115.4                            $842.7       13.8%
Operating expenses:
    Salary and service costs.......      4,906.7    70.5%      79.9%         4,199.4    68.7%      78.1%         707.3       16.8%
    Office and general expenses....      1,230.9    17.7%      20.1%         1,177.3    19.3%      21.9%          53.6        4.6%
                                        --------    ----       ----         --------    ----       ----         ------       ----
Total Operating Costs..............      6,137.6    88.2%                    5,376.7    87.9%                    760.9       14.2%

Operating profit...................     $  820.5    11.8%                   $  738.7    12.1%                   $ 81.8       11.1%
                                        ========                            ========                            ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (Continued)

      Salary and service costs increased by $707.3 million, or 16.8%, and represented 79.9% of total operating expenses in the first nine months of 2004 versus 78.1% in the first nine months of 2003. These expenses also increased as a percentage of revenue to 70.5% in the first nine months of 2004 from 68.7% in the first nine months of 2003, primarily, as a result of increased incentive compensation costs as well as increases in direct service costs, including increases in costs relating to new business initiatives and recruitment costs, and changes in the mix of our revenues. This was partially offset by a reduction in severance costs and is consistent with our continued efforts to increase the variability of our cost structure on a location-by-location basis and the positive impact in the first quarter of 2004 of previous cost actions.

      Office and general expenses increased by $53.6 million, or 4.6%, in the first nine months of 2004 compared to the same period in 2003. Office and general expenses decreased as a percentage of our total operating costs in the first nine months of 2004 to 20.1% versus 21.9% in the prior period. Additionally, as a percentage of revenue, office and general expenses decreased in the first nine months of 2004 to 17.7% from 19.3% in the first nine months of 2003 because these expenses are relatively fixed in nature.

      Included in office and general expense was a net gain of $13.1 million related to investment activity during the first quarter of 2004. In March 2004, in connection with Seneca's recapitalization, we agreed to exchange our remaining preferred stock in Seneca for a $24.0 million senior secured note and 40% of Seneca's outstanding common stock. The note, which is due in March 2007, bears interest at a rate of 6.25% per annum. The recapitalization transaction was required to be recorded at fair value and, accordingly, we recorded a pre-tax net gain of $24.0 million. This gain was partially offset by losses of $10.9 million on other cost-based investments.

      Excluding the net gain of $13.1 million, office and general expenses were 17.9% of revenue in the first nine months of 2004 compared to 19.3% of revenue in the first nine months of 2003 and operating margin decreased to 11.6% of revenue from 12.1% of revenue. In addition to the items discussed above, this decrease in operating margin resulted from $9.9 million of costs incurred in connection with the disposal of two non-strategic businesses.

      Net Interest Expense: Our net interest expense in the first nine months of 2004 was $26.6 million, down from $32.8 million in the same period in 2003. Our gross interest expense also decreased by $6.0 million which is attributed to ratably amortizing the $25.4 million interest payment made in February 2003 related to our convertible notes due 2031 over the preceding twelve-month period ended in February 2004. No such payment was made in February 2004. Interest cost savings also resulted from the issuance of $600.0 million convertible notes due 2033 in June 2003 at a zero percent interest rate. This was partially offset by additional amortization expense related to the $6.7 million interest payment made in 2003, amortization of debt issue costs related to the issuance of our $600 million convertible notes due 2033 and the $24.5 million interest payment made in August 2004, related to our convertible notes due 2032. In addition, interest expense relative to the (euro)152.4 million 5.20% Euro note increased due to the foreign currency change of the Euro relative to the U.S. dollar in 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (Continued)

      Income Taxes: Our consolidated effective income tax rate was 33.6% in the first nine months of 2004, which is comparable to our full year rate for 2003.

      Earnings Per Share (EPS): For the foregoing reasons, our net income in the first nine months of 2004 increased $66.9 million, or by 15.9% to $487.0 million from $420.1 million in the first nine months of 2003. Diluted earnings per share increased 15.6% to $2.60 in the first nine months of 2004, as compared to $2.25 in the prior year period.

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

New Accounting Pronouncements

      On June 30, 2004, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a tentative conclusion with regard to EITF Issue No. 04-8, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share. This tentative conclusion was subsequently modified and ratified by the FASB on October 13, 2004 and will be effective beginning with our financial statements for the year ending December 31, 2004. EITF No. 04-8 requires companies to account for contingently convertible debt using the "if converted" method set forth in Statement of Financial Accounting Standard No. 128 for purposes of calculating diluted EPS. Therefore, contingently convertible debt would be included in the diluted EPS calculation as if the debt had been converted into common stock. EITF No. 04-8 applies to all contingently convertible debt instruments including our Liquid Yield Option Notes due 2031 and our Zero Coupon Zero Yield Notes due 2033 and requires retroactive application to the diluted EPS of all prior periods presented in the financial statements. We have amended our Zero Coupon Zero Yield Notes due 2032 so that the notes are compliant with EITF 90-19 "Instrument C" treatment and as a result will be included in our diluted EPS calculation using the "treasury stock" method set forth in SFAS 128. Consequently, the notes will not be dilutive until the weighted average share price of our common stock is greater than the $110.01 conversion price of the bonds. Further, EITF 04-8 permits the assumption that the amendment occurred at the beginning of the first period reported and accordingly, the manner in which we calculated diluted EPS with respect to our Zero Coupon Zero Yield Notes due 2032 in prior periods will not change.

      We expect that the impact of adopting EITF 04-8 will result in a decrease to our diluted EPS for the nine-months ended September 30, 2004 of 4.2%. Further, our previously reported twelve months ended December 31, 2003 diluted EPS would decrease by 1.5%. Additionally, we are finalizing the process of amending our Zero Coupon Zero Yield Notes due 2033. On November 4, 2004, we received consents from 73% of noteholders in response to our offer of October 21, 2004. We are in the process of amending the notes for which we have received consents. We are also considering amending the Liquid Yield Option Notes due 2031 in a similar fashion to the amendment made to our Zero Coupon Zero Yield Notes due 2032. We cannot predict whether these notes will be amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (Continued)

Contingent Acquisition Obligations

      Certain of our acquisitions are structured with additional contingent purchase price obligations. We utilize contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period. The amount of future contingent purchase price payments that we would be required to pay for prior acquisitions, assuming that the acquired businesses perform over the relevant future periods at their current profit levels, is approximately $361 million as of September 30, 2004. The ultimate amount payable cannot be predicted with reasonable certainty because it is dependent upon future results of operations of subject businesses and subject to changes in foreign currency exchange rates. In accordance with GAAP, we have not recorded a liability for these items on our balance sheet since the definitive amount is not determinable or distributable. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. Our obligations change from period to period as a result of payments made during the current period, changes in the previous estimate of the acquired entities' performance, changes in foreign currency exchange rates and other factors. These differences could be significant. The contingent purchase price obligations as of September 30, 2004, calculated assuming that the acquired businesses perform over the relevant future periods at their current profit levels, are as follows:

                          (Dollars in Millions)
      --------------------------------------------------------------
      Remainder                                    There-
        2004         2005      2006      2007       after      Total
      ---------      ----      ----      ----       -----      -----
        $26          $166      $63       $65         $41       $361

      In addition, owners of interests in certain of our subsidiaries or affiliates have the right in certain circumstances to require us to purchase additional ownership stakes in those companies. Assuming that the subsidiaries and affiliates perform over the relevant periods at their current profit levels, the aggregate amount we could be required to pay in future periods is approximately $265 million, $148 million of which relate to obligations that are currently exercisable. The ultimate amount payable relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses, the timing of the exercise of these rights, changes in foreign currency exchange rates and other factors. The actual amount that we pay is likely to be different from this estimate, and the difference could be significant. The obligations that exist for these agreements as of September 30, 2004, calculated using the assumptions above, are as follows:

                                          (Dollars in Millions)
                               -----------------------------------------
                                Currently       Not Currently
                               Exercisable       Exercisable       Total
                               -----------      --------------     -----
      Subsidiary agencies          $124              $107          $231
      Affiliated agencies            24                10            34
                                   ----              ----          ----
           Total                   $148              $117          $265
                                   ====              ====          ====

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

      Liquidity: We had cash and cash equivalents totaling $429.1 million and $1,528.7 million at September 30, 2004 and December 31, 2003, respectively. We also had short-term investments totaling $24.2 million and $20.2 million at September 30, 2004 and December 31, 2003, respectively. Consistent with our historical trends in the first nine months of the year, we had negative cash flow from operations of $152.6 million. We funded this deficit primarily with cash on hand and by managing our working capital.

      Capital Resources: On May 24, 2004, we amended and extended our existing revolving credit facilities with a consortium of banks, resulting in a five-year $1,500.0 million revolving credit facility which matures May 24, 2009, and a $500.0 million 364-day revolving credit facility with a maturity date of May 23, 2005. These facilities amended our previous three-year, $835.0 million and $1,200 million, 364-day revolving credit facilities. We are also an active participant in the commercial paper market with a $1,500.0 million program. Each of our bank credit facilities provide credit support for issuances under this program. As of September 30, 2004, no commercial paper was outstanding and we had no other borrowings outstanding under these credit facilities. The 364-day facility includes a provision which allows us to convert all amounts outstanding at expiration of the facility into a one-year term loan. The consortium consists of 27 banks, each committing a pro rata amount to the five-year and 364-day facilities. Citibank N.A. acts as administrative agent, ABN Amro acts as syndication agent and JPMorgan Chase Bank and HSBC Bank USA act as co-documentation agents for the facilities. Other significant lending institutions include Societe Generale, Bank of America, Wachovia and Sumitomo Mitsui. These facilities are a critical component in our analysis of the liquidity and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (Continued)

capital resources that provide us with the ability to classify our borrowings under our revolving credit facilities or commercial paper issued that could come due within one year as long-term debt, as it is our intention to keep the borrowings outstanding on a long-term basis.

      Debt: We had short-term bank loans of $33.4 million and $42.4 million at September 30, 2004 and December 31, 2003, respectively, which are comprised of domestic borrowings and bank overdrafts of our international subsidiaries and are treated as unsecured loans pursuant to our bank agreements.

      At September 30, 2004, we also had a total of $2,339.3 million aggregate principal amount of convertible notes outstanding, including $847.0 million Liquid Yield Option Notes due 2031, which were issued in February 2001, $892.3 million Zero Coupon Zero Yield Convertible Notes due 2032, which were issued in March 2002, and $600.0 million Zero Coupon Zero Yield Convertible Notes due 2033, which were issued in June 2003.

      On August 12, 2004, we paid holders of our Zero Coupon Zero Yield Notes due 2032, $27.50 per $1,000 principal amount of notes as an incentive to the holders to not put their notes to us for repurchase and to consent to certain amendments to the indenture under which the notes were issued. None of the notes were put to us for repurchase and all noteholders consented to the amendments. The total payment to the noteholders of $24.5 million is being amortized ratably over the next twelve months. Under the amendments, we will pay cash, not shares of our common stock as originally provided for in the indenture, to noteholders for the initial principal amount of notes surrendered for conversion. The remainder of the conversion value will be paid in cash or shares of our common stock, at our election. We also amended the method by which contingent cash interest is determined.

      At September 30, 2004, we had Euro-denominated bonds outstanding of
(euro)152.4 million or $189.6 million. The bonds pay a fixed rate of 5.2% to maturity in June 2005. While an increase in the value of the Euro against the U.S. dollar will result in a greater liability for interest and principal, there will be a corresponding increase in the dollar value of our Euro-denominated net assets.

      Our outstanding debt and amounts available under these facilities as of September 30, 2004 ($ in millions) were as follows:

                                                                                     Debt          Available
                                                                                  Outstanding        Credit
                                                                                  -----------      ---------
      Bank loans (due in less than 1 year)...................................      $   33.4              --
      $1,500.0 Million Revolver - due May 24, 2009.........................              --        $1,500.0
      $500.0 Million - due May 23, 2005......................................            --           500.0
      (euro)152.4 million 5.20% Euro notes - due June 24, 2005.............           189.6              --
      Convertible notes - due February 7, 2031.............................           847.0              --
      Convertible notes - due July 31, 2032................................           892.3              --
      Convertible notes - due June 15, 2033................................           600.0              --
      Loan notes and sundry - various through 2012.........................            22.4              --
                                                                                   --------        --------
Total......................................................................        $2,584.7        $2,000.0
                                                                                   ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (Continued)

      We believe that our operating cash flow combined with our available lines of credit and our access to the capital markets are sufficient to support our foreseeable cash requirements arising from working capital, outstanding debt, capital expenditures, dividends and acquisitions.

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

      Our Annual Report on Form 10-K for the year ended December 31, 2003, provides a more detailed discussion of the market risks affecting our operations. As of September 30, 2004, no material change had occurred in our market risks from the disclosure contained in that 10-K.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2004 by us or any of our "affiliated purchasers".

                                                                            (c)
                                                                       Total Number                    (d)
                                (a)                    (b)          of Shares Purchased          Maximum Number
                               Total                 Average        As Part of Publicly        of Shares that May
                             Number of             Price Paid         Announced Plans        Yet Be Purchased Under
During the month:        Shares Purchased (1)       Per Share           or Programs           the Plans or Programs
-----------------        --------------------      ----------       -------------------      ----------------------
July 2004                     1,014,800              $71.12                  --                         --
August 2004                   1,229,900              $71.13                  --                         --
September 2004                       --              $   --                  --                         --
                              ---------              ------              ------                     ------
Total                         2,244,700              $71.13                  --                         --
                              =========              ======              ======                     ======

(1) The shares were purchased in the open market for general corporate purposes.

Item 6. Exhibit and Reports on Form 8-K

(a)   Exhibits

      4.1 Second Supplemental Indenture, dated August 12, 2004, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, to the Indenture, dated March 6, 2002, as amended by the First Supplemental Indenture, dated February 13, 2004.

      4.2 Second Supplemental Indenture, dated November 4, 2004, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and JP Morgan Chase Bank, as trustee, to the Indenture, dated February 7, 2001, as amended by the First Supplemental Indenture, dated February 13, 2004.

      4.3 Third Supplemental Indenture, dated November 4, 2004, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, to the Indenture, dated March 6, 2002, as amended by the First Supplemental Indenture, dated February 13, 2004 and the Second Supplemental Indenture dated August 12, 2004.

      4.4 Second Supplemental Indenture, dated November 4, 2004, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, to the Indenture, dated June 10, 2003, as amended by the First Supplemental Indenture, dated November 5, 2003.

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

(b)   Reports on Form 8-K

      On July 27, 2004, we furnished a Current Report on Form 8-K under Item 9 (Regulation FD Disclosure) and Item 12 (Results of Operations and Financial Condition), our press release announcing our financial results and the second quarter ended June 30, 2004 and the text of materials used in the related call at which such results were discussed.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             OMNICOM GROUP INC.

November 5, 2004                             /s/ Randall J. Weisenburger
                                             -----------------------------------
                                             Randall J. Weisenburger
                                             Executive Vice President
                                             and Chief Financial Officer
                                             (on behalf of Omnicom Group Inc.
                                             and as Principal Financial Officer)