Form 10-K
period 2004-12-31
OMNICOM GROUP INC
filed 2005-03-15
CIK 29989

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended: December 31, 2004

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

                                   ----------

      Indicate by check mark if the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) been subject to such filing requirements for the past 90 days. Yes |X| No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein and will not be contained in the definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. Yes [_] No |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes |X| No [_]

                                   ----------

      At February 28, 2005, 184,776,556 shares of Omnicom Common Stock, $.15 par value, were outstanding; the aggregate market value of the voting stock held by nonaffiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $13,707,144,000.

      Certain portions of Omnicom's definitive proxy statement relating to its annual meeting of shareholders scheduled to be held on May 24, 2005 are incorporated by reference into Part III of this report.

================================================================================

                               OMNICOM GROUP INC.
                                   ----------
                         ANNUAL REPORT ON FORM 10-K FOR
                        THE YEAR ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

Item 1.  Business.........................................................     1
Item 2.  Properties.......................................................     3
Item 3.  Legal Proceedings................................................     3
Item 4.  Submission of Matters to a Vote of Security Holders..............     4

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
               Matters and Issuer Purchases of Equity Securities..........     5
Item 6.  Selected Financial Data..........................................     5
Item 7.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................     8
Item 7A. Critical Accounting Policies and New Accounting Pronouncements...    16
Item 8.  Financial Statements and Supplementary Data......................    24
Item 9.  Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure...................................    24
Item 9A. Controls and Procedures..........................................    24
Item 9B. Other Information................................................    24

PART III

Item 10. Directors and Executive Officers of the Registrant...............    25
Item 11. Executive Compensation...........................................     *
Item 12. Security Ownership of Certain Beneficial Owners and Management...     *
Item 13. Certain Relationships and Related Transactions...................     *
Item 14. Principal Accounting Fees and Services...........................     *

PART IV

Item 15. Exhibits, Financial Statement Schedules and
               Reports on Form 8-K........................................    26
         Index to Financial Statements....................................    26
         Index to Financial Statements Schedules..........................    26
         Exhibit Index....................................................    26
Signatures................................................................    29
Management Report on Internal Controls Over Financial Reporting...........   F-1
Report of Independent Registered Public Accounting Firm...................   F-2
Report of Independent Registered Public Accounting Firm...................   F-3
Consolidated Financial Statements.........................................   F-4
Notes to Consolidated Financial Statements................................   F-8

----------
* The information called for by Items 10, 11, 12, 13 and 14 to the extent not included in this document, is incorporated herein by reference to the information to be included under the captions "Election of Directors", "Stock Ownership", "Director Compensation" and "Executive Compensation" in Omnicom's definitive proxy statement, which is expected to be filed by April 22, 2005.

                                     PART I

Introduction

      This report is both our 2004 annual report to shareholders and our 2004 annual report on Form 10-K required under federal securities laws.

      We are a strategic holding company. We provide professional services to clients through multiple agencies operating in all major markets around the world. Our companies provide advertising, marketing and corporate communications services. For simplicity, however, the terms "Omnicom", "we", "our" and "us" each refer to Omnicom Group Inc. and our subsidiaries unless the context indicates otherwise.

      Statements of our beliefs or expectations regarding future events are "forward-looking statements" within the meaning of the federal securities laws. These statements are subject to various risks and uncertainties, including as a result of the specific factors identified under the captions "Risks and Competitive Conditions" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 2 and 8 and elsewhere in this report. There can be no assurance that these beliefs or expectations will not change or be affected by actual future events.

1. Business

      Our Business: As a strategic holding company, we are one of the largest advertising, marketing and corporate communications companies in the world. Omnicom was formed as a corporation in 1986 by the merger of several leading advertising, marketing and corporate communications networks. Around that time and through the 1990s, the proliferation of media channels, especially print and cable television, effectively fragmented mass audiences. This development made it increasingly more difficult for marketers to reach their target audiences in a cost-effective way, and they turned to marketing service providers such as Omnicom for a customized mix of advertising and marketing communications services that would make best use of their total marketing expenditures.

      Our agencies provide an extensive range of services which we group into four fundamental disciplines: traditional media advertising; customer relationship management ("CRM"); public relations and specialty communications. The services included in these categories are:

      advertising
      brand consultancy
      crisis communications
      custom publishing
      database management
      digital and interactive marketing
      direct marketing
      directory advertising
      entertainment marketing
      environmental design
      experiential marketing
      field marketing
      financial / corporate business-to-business advertising graphic arts healthcare communications instore design investor relations marketing research media planning and buying multi-cultural marketing non-profit marketing organizational communications package design product placement promotional marketing public affairs public relations real estate advertising and marketing recruitment communications reputation consulting retail marketing sports and event marketing

      Although the medium used to reach a given client's target audience may be different across each of these disciplines, the marketing message is developed in the same way -- and it is delivered in the same way -- through the provision of consultative services.

      Omnicom's business model was built and evolves around its clients. While our companies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. The fundamental premise of our business is that the specific requirements of our clients should be the central focus in how we structure our business offering and allocate our resources. As clients increase their demands for marketing effectiveness and efficiency, they tend to consolidate their business with larger, multi-disciplinary agencies. Accordingly, our business model demands that multiple agencies within Omnicom collaborate in formal and virtual networks that cut across internal organizational structures to execute against our clients' specific marketing requirements. We believe that this organizational philosophy, and our ability to execute on it, is what differentiates us from our competition.

      Our agency networks and our virtual networks, provide us with the ability to integrate services across all disciplines. This means that the delivery of these services can and does take place across agencies, networks and geographies simultaneously.

      Longer term, we believe that our virtual network strategy facilitates better integration of services required by the demands of the marketplace for advertising and marketing communications services. Our over-arching strategy for the business is to continue to use our virtual networks to grow our business relationships with our clients.

      The various components of our business and material factors that affected us in 2004 are discussed under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" of this report. None of our acquisitions in 2004, 2003 or 2002 were material to our consolidated financial position or results of operations. For information concerning our acquisitions, see note 2 to our consolidated financial statements.

      Geographic Regions: Our total consolidated revenue is about evenly divided between U.S. and non-U.S. operations. For financial information concerning domestic and foreign operations and segment reporting, see note 5 to our consolidated financial statements.

      Our Clients: Consistent with the fundamentals of our business strategy, our agencies serve similar clients, in similar industries, and in many cases the same clients, across a variety of geographies. Furthermore, in many cases our agencies or networks serve different product groups within the same clients served by other of Omnicom's agencies or networks. For example, our largest client was served by more than 90 of our agencies in 2004 and represented 4.3% of our 2004 consolidated revenue. No other client accounted for more than 2.8% of our consolidated 2004 revenue. Each of our top 100 clients were served, on average, by 23 of our agencies in 2004. Our top 100 clients represented 45.1% of our 2004 consolidated revenue.

      Our Employees: We employed approximately 61,000 people at December 31, 2004. We are not party to any significant collective bargaining agreements. The skill-sets of our workforce across our agencies and within each discipline are similar. Common to all is the ability to understand a client's brand, its selling proposition and the ability to develop a unique message to communicate the value of the brand to the client's target audience. Recognizing the importance of this core competency, we have established training and education programs for our service professionals around this competency. See our management discussion and analysis beginning on page 8 of this report for a discussion of the effect of salary and related costs on our historical results of operations.

      Risks and Competitive Conditions: We face the risks normally associated with global services businesses. The operational and financial performance of our businesses are typically tied to overall economic and regional market conditions, competition for client assignments and talented staff, new business wins and losses and the risks associated with extensive international operations. We do not believe that our international operations as a whole present any material foreign exchange risk to our overall business because they invoice clients and pay expenses in their local currency. However, there are some risks of doing business abroad, including those of currency fluctuations, political instability and exchange controls, which do not affect domestic-focused firms. For financial information on our operations by geographic area, see note 5 to our consolidated financial statements.

      The particular businesses in which we participate are highly competitive. Typically, the financial and technological barriers to entry are low. Key competitive considerations for keeping existing business and winning new business include our ability to develop creative solutions that meet client needs, the quality and effectiveness of the services we offer, and our ability to efficiently serve clients, particularly large international clients, on a broad geographic basis. While many of our client relationships are long-standing, companies put their advertising, marketing and corporate communications services business up for competitive review from time to time. To the extent that we are not able to remain competitive or to keep key clients, our business and financial results would be adversely affected.

      Our ability to retain existing clients and to attract new clients may, in some cases, be limited by clients' policies on, or perceptions of, conflicts of interest arising out of other client relationships. We maintain multiple agencies to effectively manage multiple client relationships and avoid potential conflicts of interests. In addition, an important aspect of our competitiveness is our ability to retain key personnel. Our continuing ability to attract and retain these employees may have a material effect on our business and financial results.

      Our revenue is dependent upon the advertising, marketing and corporate communications requirements of our clients and tends to be lowest in the first and third quarters of the calendar year as a result of the post-holiday slowdown in client activity at the beginning of January and a slowdown in client activity in August primarily as a result of the vacation season. See our management discussion and analysis in Part II of this report for a discussion of the effect of market conditions and other factors on our historical results of operations.

      Directly or indirectly, government agencies and consumer groups have from time to time affected or attempted to affect the scope, content and manner of presentation of advertising, marketing and corporate communications services, whether through regulations or other governmental action. However, these attempts have not materially affected our agency networks nor do we expect such actions to do so in the future.

2. Properties

      We maintain office space in many major cities around the world. The office space requirements of our agencies are similar across geographies and disciplines and is in suitable and well-maintained condition for our current operations. This space is primarily used for office and administrative purposes by our employees in performing professional services. Our principal corporate offices are at 437 Madison Avenue, New York, New York and One East Weaver Street, Greenwich, Connecticut. We also maintain executive offices in London, England.

      Our office space is utilized for performing professional services. Substantially all of our office space is leased from third parties with varying expiration dates ranging from one to 19 years. Certain of our leases are subject to rent reviews or contain various escalation clauses and certain of our leases require our payment of various operating expenses, which may also be subject to escalation. Leases are denominated in the local currency of the operating entity. Our consolidated rent expense was $345.3 million in 2004, $335.5 million in 2003 and $311.3 million in 2002, after reduction for rents received from subleases of $26.3 million, $17.3 million and $15.5 million, respectively. Our obligations for future minimum base rents under terms of non-cancelable real estate leases and other operating leases, which include primarily office furniture and computer and technology equipment, reduced by rents receivable from non-cancelable subleases are (in millions):

                                                                  Net Rent
                                                                  --------
      2005 ...................................................     $401.2
      2006 ...................................................      335.1
      2007 ...................................................      282.1
      2008 ...................................................      231.1
      2009 ...................................................      206.3
      Thereafter..............................................      884.2

      See note 10 to our consolidated financial statements of this report for a discussion of our lease commitments and our management discussion and analysis in Part II of this report for the impact of leases on our operating expenses.

3. Legal Proceedings

      Beginning on June 13, 2002, several proposed class actions were filed against us and certain senior executives in the United States District Court for the Southern District of New York. The actions have since been consolidated under the caption In re Omnicom Group Inc. Securities Litigation, No. 02-CV4483
(RCC), on behalf of a proposed class of purchasers of our common stock between February 20, 2001 and June 11, 2002. The consolidated complaint alleges among other things that our public filings and other public statements during that period contained false and misleading statements or omitted to state material information relating to (1) our calculation of the organic growth component of period-to-period revenue growth, (2) our valuation of certain internet investments made by our Communicade Group, which we contributed to Seneca Investments LLC in

2001, and (3) the existence and amount of certain contingent future obligations in respect of acquisitions. The complaint seeks an unspecified amount of compensatory damages plus costs and attorneys' fees. Defendants have moved to dismiss the complaint. The court has not yet decided the motion. In addition to the proceedings described above, a shareholder derivative action was filed on June 28, 2002 in New York State Court in New York City, by a plaintiff shareholder, purportedly on the company's behalf. The complaint alleges, among other things, breaches of fiduciary duty, disclosure failures, abuse of control and gross mismanagement in connection with the formation of Seneca Investments LLC by certain of our current and former directors. This case is stayed, pending a ruling on the motion to dismiss the proposed class action. On February 18, 2005, another shareholder filed an action asserting similar claims. No response is yet required.

      The defendants in these cases expect to defend themselves vigorously. Currently, we are unable to determine the outcome of these cases and the effect on our financial position or results of operations. The outcome of any of these matters is inherently uncertain and may be affected by future events. Accordingly, we cannot assure investors as to the ultimate effect of these matters on our financial position or results of operations.

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

4. Submission of Matters to a Vote of Security Holders

      Our annual shareholders meeting has historically been held in the second quarter of the year. No matters were submitted to a vote of our shareholders during the last quarter of 2004.

                                     PART II

5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common shares are listed on the New York Stock Exchange under the symbol "OMC". On February 28, 2005, we had 3,784 holders of record of our common shares. The table below shows the range of quarterly high and low sales prices reported on the New York Stock Exchange Composite Tape for our common shares and the dividends paid per share for these periods.

                                                                Dividends Paid
      Period                            High           Low         Per Share
      ------                            ----           ---      --------------
      Q1 2003..................        $68.25        $46.50         $0.200
      Q2 2003..................         76.43         53.15          0.200
      Q3 2003..................         81.18         69.61          0.200
      Q4 2003..................         87.60         71.80          0.200

      Q1 2004..................        $88.82        $74.65         $0.200
      Q2 2004..................         83.48         75.05          0.225
      Q3 2004..................         76.15         66.43          0.225
      Q4 2004..................         84.95         70.97          0.225

      The following table presents information with respect to purchases of common stock made during the three months ended December 31, 2004, by us or any of our "affiliated purchasers."

                                                                                  (c)                     (d)
                                                                             Total Number          Maximum Number of
                                      (a)                    (b)          of Shares Purchased       Shares that May
                                     Total                 Average        As Part of Publicly   Yet Be Purchased Under
                                    Number of             Price Paid        Announced Plans       Publicly Announced
During the month:               Shares Purchased          Per Share           or Programs          Plans or Programs
-----------------               ----------------          ----------    ----------------------  ----------------------
October 2004 ...............             --                 $   --                 --                      --
November 2004 ..............          6,130                  82.75                 --                      --
December 2004 ..............         26,382                  84.62                 --                      --
                                     ------                 ------               ----                    ----

Total ......................         32,512                 $84.26                 --                      --
                                     ======                 ======               ====                    ====

6. Selected Financial Data

      The following selected financial data should be read in conjunction with our consolidated financial statements and related notes which begin on page F-1, as well as our management's discussion and analysis which appears in Part II of this report.

      In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123", we elected, effective January 1, 2004, to account for stock-based employee compensation using the fair value method. As a result, the fair value of stock-based employee compensation, including unvested employee stock options issued and outstanding, was recorded as an expense in the current period utilizing the retroactive restatement method as set forth in SFAS 148. Accordingly, our results for the prior periods have been restated as if we had used the fair value method to account for stock-based employee compensation.

                                                                    (Dollars in Millions Except Per Share Amounts)
                                                  ----------------------------------------------------------------------------------
For the years ended December 31,                     2004              2003              2002              2001              2000
                                                  ----------        ----------        ----------        ----------        ----------
Revenue ..................................        $  9,747.2        $  8,621.4        $  7,536.3        $  6,889.4        $  6,154.2
Operating Profit .........................           1,215.4           1,091.9             985.1             889.1             839.5
Income After Income Taxes ................             782.5             696.1             625.0             495.9             519.4
Net Income ...............................             723.5             631.0             570.5             455.7             475.7
Net Income per common share:
   Basic .................................              3.90              3.37              3.07              2.49              2.72
   Diluted ...............................              3.88              3.37              3.07              2.48              2.61
Dividends declared per
   common share ..........................             0.900             0.800             0.800             0.775             0.700

                                                                    (Dollars in Millions Except Per Share Amounts)
                                                  ----------------------------------------------------------------------------------
As of the year ended December 31:                    2004              2003              2002              2001              2000
                                                  ----------        ----------        ----------        ----------        ----------
Cash, cash equivalents and
   short-term investments ................        $  1,739.6        $  1,548.9        $    695.9        $    517.0        $    576.5
Total assets .............................          16,002.4          14,620.0          12,056.5          10,686.8           9,899.2
Long-term obligations
   Long-term debt ........................              19.1             197.3             197.9             490.1           1,015.4
   Convertible notes .....................           2,339.3           2,339.3           1,747.0             850.0             230.0
   Deferred compensation and
      other liabilities ..................             309.1             326.5             293.6             297.0             296.9

      As discussed in footnote 1 of the notes to our consolidated financial statements, as required by statements of Financial Accounting Standards 142 -- "Goodwill and Other Intangibles" ("SFAS 142"), beginning with our 2002 results, goodwill and other intangible assets that have indefinite lives are not amortized due to a change in generally accepted accounting principles ("GAAP"). To make our results for the periods prior to 2002 more directly comparable in the table that follows, we adjusted our historical results for periods prior to 2002 to eliminate goodwill amortization for all periods, as well as a non-recurring gain on the sale of Razorfish shares in 2000, and the related tax impacts. As a result of these exclusions, this presentation is a non-GAAP financial measure. We believe that by excluding the items noted above, the table below presents selected financial data using amounts that are more comparable year-to-year and thus more meaningful for purposes of this analysis. In addition, as a reminder, "Net Income, as reported, GAAP" includes the effect of our adoption of SFAS No. 123 for all prior periods presented below.

                                                                    (Dollars in Millions Except Per Share Amounts)
                                                  ---------------------------------------------------------------------------------
                                                     2004              2003              2002              2001             2000
                                                  ----------        ----------        ----------        ----------       ----------
Net Income, as adjusted:
   Net Income, as reported, GAAP .........        $    723.5        $    631.0        $    570.5        $    455.7       $    475.7
   Add-back goodwill amortization,
      net of income taxes ................                --                --                --              83.1             76.5
   Less: gain on sale of Razorfish
      shares, net of income taxes ........                --                --                --                --            (63.8)
                                                  ----------        ----------        ----------        ----------       ----------
   Net Income, excluding goodwill
      amortization and Razorfish gain ....        $    723.5        $    631.0        $    570.5        $    538.8       $    488.4
                                                  ==========        ==========        ==========        ==========       ==========
   Basic Net Income per share:
      as reported, GAAP ..................        $     3.90        $     3.37        $     3.07        $     2.49       $     2.72
      as adjusted ........................        $     3.90        $     3.37        $     3.07        $     2.95       $     2.79
   Diluted Net Income per share:
      as reported, GAAP ..................        $     3.88        $     3.37        $     3.07        $     2.48       $     2.61
      as adjusted ........................        $     3.88        $     3.37        $     3.07        $     2.92       $     2.68

      The following is a reconciliation of the "as reported" to "as adjusted" Net Income per share on a basic and diluted basis.

                                                     2004              2003              2002              2001             2000
                                                  ----------        ----------        ----------        ----------       ----------
Basic Net Income per share, as adjusted:
   Net Income per common share:
      Basic, as reported, GAAP ...........        $     3.90        $     3.37        $     3.07        $     2.49       $     2.72
   Add-back goodwill amortization
      per common share,
      net of income taxes ................                --                --                --              0.46             0.44
   Less: gain on sale of Razorfish
      shares, per common share,
      net of income taxes ................                --                --                --                --            (0.37)
                                                  ----------        ----------        ----------        ----------       ----------
   Net Income per common share,
      excluding goodwill amortization
      and Razorfish gain:
        Basic ............................        $     3.90        $     3.37        $     3.07        $     2.95       $     2.79
                                                  ==========        ==========        ==========        ==========       ==========
Diluted Net Income per share, as adjusted:
   Net Income per common share:
      Diluted, as reported, GAAP .........        $     3.88        $     3.37        $     3.07        $     2.48       $     2.61
   Add-back goodwill amortization
      per common share,
      net of income taxes ................                --                --                --              0.44             0.41
   Less: gain on sale of Razorfish
      shares, per common share,
      net of income taxes ................                --                --                --                --            (0.34)
                                                  ----------        ----------        ----------        ----------       ----------
   Net Income per common share,
      excluding goodwill amortization
      and Razorfish gain:
        Diluted ..........................        $     3.88        $     3.37        $     3.07        $     2.92       $     2.68
                                                  ==========        ==========        ==========        ==========       ==========

7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

      We are a strategic holding company. We provide professional services to clients through multiple agencies around the world. On a global, pan-regional and local basis, our agencies provide these services in the following disciplines: traditional media advertising, customer relationship management, public relations and specialty communications. Our business model was built and evolves around clients. While our companies operate under different names and frame their ideas in different disciplines, we organize our services around clients. The fundamental premise of our business is that clients' specific requirements should be the central focus in how we structure our business offering and allocate our resources. This client-centric business model results in multiple agencies collaborating in formal and informal virtual networks that cut across internal organizational structures to deliver consistent brand messages for a specific client and execute against our clients' specific marketing requirements. We continually seek to grow our business with our existing clients by maintaining our client-centered approach, as well as expanding our existing business relationships into new markets and new clients. In addition, we pursue selective acquisitions of complementary companies with strong, entrepreneurial management teams that typically either currently serve or have the ability to serve our existing client base.

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

      Globally, during the past few years, the overall industry has continued to be affected by geopolitical unrest, lagging economic conditions, lack of consumer confidence and cautious client spending. All of these factors contributed to a difficult business environment and industry-wide margin contraction. During this period we have continued to invest in our businesses and our personnel, and have taken action to reduce costs at some of our agencies to deal with the changing economic circumstances.

      Although the business environment has been difficult, as a result of the diversity and balance of our portfolio of companies and service offerings, we continued to grow our revenues, operating income, net income and earnings per share. In the United States, revenue growth accelerated to 10.6% in 2004 and on a constant currency basis, revenue growth for our international business increased to 6.0%, an improvement over the prior year's revenue growth of 10.2% and 5.7%, respectively. The slower international growth has been evidenced mainly in Continental European countries.

      As a result of increased incentive compensation costs, increased professional fees and increased amortization of other intangible assets, our operating margins were lower in 2004 and in 2003. However, as a result of our revenue initiatives and cost reduction actions, we have achieved an improvement in our operating margins in the fourth quarter of 2004, relative to the same period in the prior year. Our operating margin for the fourth quarter of 2004 was 14.2% versus 14.1% for the fourth quarter of 2003. We are hopeful that margins will continue to stabilize as a result of our new business initiatives associated with the positive long-term industry trends described above, combined with continuing improvements in the U.S. and international economy and the cost-reduction actions taken in prior periods by our agencies.

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

      In recent years, our revenue has been divided almost evenly between domestic and international operations. In 2004, our overall revenue growth was 13.1%, of which 4.5% was related to changes in foreign exchange rates and 1.9% was related to acquired entities. The remainder, 6.7%, was organic growth.

      In 2004, traditional media advertising represented about 43% of the total revenue and grew by 11.4% over the prior year. Customer relationship management represented about 34% of the total revenue and grew by

14.0% over the previous year. Public relations represented about 11% of the total revenue and grew by 12.0% over the previous year and specialty communications represented about 12% of total revenue and grew by 17.6% over the previous year.

      We measure operating expenses in two distinct cost categories, salary and service costs, and office and general expenses. Salary and service costs are primarily comprised of employee compensation related costs and office and general expenses are primarily comprised of rent and occupancy costs, technology related costs and depreciation and amortization. Each of our agencies require service professionals with a skill set that is common across our disciplines. At the core is their ability to understand a client's brand and its selling proposition, and their ability to develop a unique message to communicate the value of the brand to the client's target audience. The office space requirements of our agencies are similar across geographies and disciplines, and their technology requirements are generally limited to personal computers, servers and off-the-shelf software.

      Because we are a service business, we monitor these costs on a percentage of revenue basis. Salary and service costs tend to fluctuate in conjunction with changes in revenues, whereas office and general expenses, which are not directly related to servicing clients, tend to decrease as a percentage of revenue as revenues increase because a significant portion of these expenses are relatively fixed in nature. During 2004, salary and service costs increased to 70.2% of revenue from 68.6% of revenue in 2003 due in part to our efforts to restore incentive compensation, while office and general expenses declined to 17.3% of revenue from 18.8% in 2003 as a result of our continuing efforts to better align these costs with business levels on a location-by-location basis.

      Our net income for 2004 increased by 14.7% to $723.5 million from $631.0 million in 2003 and our diluted EPS increased by 15.1% to $3.88 from $3.37.

      In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123", we elected, effective January 1, 2004, to account for stock-based employee compensation using the fair value method. As a result, the fair value of stock-based employee compensation, including unvested employee stock options issued and outstanding, was recorded as an expense in the current period utilizing the retroactive restatement method as set forth in SFAS 148. Accordingly, our results for all prior periods presented have been restated as if we had used the fair value method to account for stock-based employee compensation.

      Financial Results from Operations -- 2004 Compared with 2003

                                                       (Dollars in millions,
                                                     except per share amounts)

Twelve Months Ended December 31,                        2004             2003
                                                     ---------        ---------
Revenue ......................................       $ 9,747.2        $ 8,621.4
Operating expenses:
   Salary and service costs ..................         6,846.8          5,911.8
   Office and general expenses ...............         1,685.0          1,617.7
                                                     ---------        ---------
                                                       8,531.8          7,529.5
                                                     ---------        ---------
Operating profit .............................         1,215.4          1,091.9

Net interest expense:
   Interest expense ..........................            51.1             57.9
   Interest income ...........................           (14.5)           (15.1)
                                                     ---------        ---------
                                                          36.6             42.8
                                                     ---------        ---------
Income before income taxes ...................         1,178.8          1,049.1
Income taxes .................................           396.3            353.0
                                                     ---------        ---------
Income after income taxes ....................           782.5            696.1
Equity in earnings of affiliates .............            17.1             15.1
Minority interests ...........................           (76.1)           (80.2)
                                                     ---------        ---------
   Net income ................................       $   723.5        $   631.0
                                                     =========        =========
Net Income Per Common Share:
   Basic .....................................       $    3.90        $    3.37
   Diluted ...................................            3.88             3.37
Dividends Declared Per Common Share ..........       $    0.90        $    0.80

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

      Our 2004 consolidated worldwide revenue increased 13.1% to $9,747.2 million from $8,621.4 million in 2003. Foreign exchange impacts increased worldwide revenue by $390.6 million. The effect of acquisitions, net of disposals, increased 2004 worldwide revenue by $163.9 million. Organic growth increased worldwide revenue by $571.3 million. The components of total 2004 revenue growth in the U.S. ("domestic") and the remainder of the world ("international") are summarized below ($ in millions):

                                 Total           Domestic       International
                            --------------    --------------    --------------
                                $      %          $      %          $      %
                            --------  ----    --------  ----    --------  ----
December 31, 2003 ........  $8,621.4    --    $4,720.9    --    $3,900.5    --
Components of
 Revenue Changes:
Foreign exchange impact ..     390.6   4.5%         --    --       390.6  10.0%
Acquisitions .............     163.9   1.9%      131.9   2.8%       32.0   0.8%
Organic ..................     571.3   6.7%      370.6   7.8%      200.7   5.2%
                            --------  ----    --------  ----    --------  ----
December 31, 2004 ........  $9,747.2  13.1%   $5,223.4  10.6%   $4,523.8  16.0%
                            ========  ====    ========  ====    ========  ====

      The components and percentages are calculated as follows:

      o The foreign exchange impact component shown in the table is calculated by first converting the current period's local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $9,356.6 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $9,747.2 million less $9,356.6 million for the Total column in the table).

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

      o The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $8,621.4 million for the Total column in the table).

      The components of revenue and revenue growth for 2004 compared to 2003, in our primary geographic markets are summarized below ($ in millions):

                                                  $ Revenue        % Growth
                                                  ---------        --------
      United States .....................          $5,223.4          10.6%
      Euro Markets ......................           2,058.2          15.0%
      United Kingdom ....................           1,085.0          15.2%
      Other .............................           1,380.6          18.1%
                                                   --------          ----
      Total .............................          $9,747.2          13.1%
                                                   ========          ====

      As indicated, foreign exchange impacts increased our international revenue by $390.6 million for 2004. The most significant impacts resulted from the continued strengthening of the Euro and the British Pound against the U.S. dollar, as our operations in these markets represented approximately 70.0% of our international revenue. Additional geographic information relating to our business is contained in note 5 to our consolidated financial statements.

      Due to a variety of factors, in the normal course, our agencies both gain and lose business from clients each year. The net result in 2004, and historically each year for us as a whole, was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with our largest clients. Revenue from our single largest client represented 4.3% of worldwide revenue in 2004 and 4.7% in 2003 and no other client represented more than 2.8% in 2004 or 2003. Our ten largest and 250 largest clients represented 18.3% and 55.9% of our 2004 worldwide revenue, respectively and 18.7% and 53.8% of our 2003 worldwide revenue.

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

                                                                     (Dollars in millions)
                                                -----------------------------------------------------------------
                                                                 Twelve Months Ended December 31,
                                                       2004                   2003                2004 vs 2003
                                                ------------------     -------------------      -----------------
                                                             % of                    % of         $           %
                                                Revenue    Revenue     Revenue     Revenue      Growth     Growth
                                                -------    -------     -------     -------      ------     ------
Traditional media advertising ................  $4,207.5     43.2%     $3,775.7      43.8%     $  431.8     11.4%
CRM ..........................................   3,366.1     34.5%      2,953.4      34.2%        412.7     14.0%
Public relations .............................   1,040.5     10.7%        928.6      10.8%        111.9     12.0%
Specialty communications .....................   1,133.1     11.6%        963.7      11.2%        169.4     17.6%
                                                --------                --------               --------
                                                $9,747.2                $8,621.4               $1,125.8     13.1%
                                                ========                ========               ========

      Certain reclassifications have been made to the 2003 amounts in the tables above to conform the numbers to the 2004 amounts presented.

      Operating Expenses: Our 2004 worldwide operating expenses increased $1,002.3 million, or 13.3%, to $8,531.8 million from $7,529.5 million in 2003, as shown below.

                                                                             (Dollars in millions)
                                         ------------------------------------------------------------------------------------------
                                                      2004                                2003                      2004 vs 2003
                                         -------------------------------    --------------------------------    -------------------
                                                                  % of                               % of
                                                      % of      Total Op.                 % of      Total Op.      $           %
                                         Revenue    Revenue       Costs     Revenue     Revenue      Costs       Growth     Growth
                                         --------   --------    --------    --------    --------    --------    --------   --------
Revenue ..............................   $9,747.2                           $8,621.4                            $1,125.8       13.1%
Operating expenses:
   Salary and service costs ..........    6,846.8       70.2%       80.3%    5,911.8        68.6%       78.5%      935.0       15.8%
   Office and general expenses .......    1,685.0       17.3%       19.7%    1,617.7        18.8%       21.5%       67.3        4.2%
                                         --------   --------    --------    --------    --------    --------    --------   --------
Total Operating Costs ................    8,531.8       87.5%                7,529.5        87.3%                1,002.3       13.3%
Operating profit .....................   $1,215.4       12.5%               $1,091.9        12.7%               $  123.5       11.3%
                                         ========                           ========                            ========

      Salary and service costs represent the largest part of operating expenses. During 2004, we continued to invest in our businesses and their personnel. As a percentage of operating expenses, salary and service costs were 80.3% in 2004 and 78.5% in 2003. These costs are comprised of direct service costs and salary and related costs. Most, or $935.0 million and 93.3%, of the $1,002.3 million increase in operating expenses in 2004 resulted from increases in salary and service costs. This increase was attributable to increased revenue levels and the required increases in direct salary and salary related costs necessary to deliver our services, including increases in incentive compensation costs, increases in freelance labor costs and increases in costs relating to new business initiatives and recruiting. This was partially offset by a reduction in severance costs and the expected positive impact in 2004 of previous cost actions. As a result, salary and service costs as a percentage of revenues increased year-to-year from 68.6% in 2003 to 70.2% in 2004.

      Office and general expenses represented 19.7% and 21.5% of our operating expenses in 2004 and 2003, respectively. These costs are comprised of office and equipment rent, technology costs and depreciation, amortization of identifiable intangibles, professional fees and other overhead expenses. As a percentage of revenue, office and general expenses decreased in 2004 from 18.8% to 17.3% because these costs are relatively fixed in nature and decrease as a percentage of revenue as revenue increases. In addition, this year-over-year decrease resulted from our continuing efforts to better align these costs with business levels on a location-by-location basis. This decrease was partially offset by increased costs incurred in connection with the implementation of Sarbanes-Oxley
Section 404 and $9.9 million of costs incurred in connection with the disposal of two non-strategic businesses early in 2004.

      We expect our efforts to control operating expenses will continue as we continuously look for ways to increase the variability of our cost structure. We are hopeful that with the continuing improvements in the U.S. economy combined with the cost reduction actions taken by our agencies, margins will continue to stabilize.

      Included in office and general expense was a net gain of $13.1 million related to investment activity during the first quarter of 2004. In March 2004, in connection with Seneca LLC's recapitalization, we agreed to exchange our remaining preferred stock in Seneca for a $24.0 million senior secured note and 40% of Seneca's outstanding common stock. The note, which is due in March 2007, bears interest at a rate of 6.25% per annum. The recapitalization transaction was required to be recorded at fair value and, accordingly, we recorded a pre-tax net gain of $24.0 million. This gain was partially offset by losses of $10.9 million on other cost-based investments unrelated to our investment in Seneca. Additional information appears in note 6 to our consolidated financial statements.

      Excluding the net gain of $13.1 million from investment activity, office and general expenses were 17.4% of revenue in 2004, compared to 18.8% of revenue in 2003, and operating margin decreased to 12.3% of revenue from 12.7% of revenue.

      Net Interest Expense: Our net interest expense decreased in 2004 to $36.6 million, as compared to $42.8 million in 2003. Our gross interest expense decreased by $6.8 million to $51.1 million. This decrease is attributed to a reduction of $5.1 million in the amortization of interest related payments on our convertible notes from $28.1 million in 2003 to $23.0 million in 2004 and reductions resulting from cash management efforts during the course of the year. This reduction was partially offset by an increase in interest expense relative to the (euro)152.4 million 5.20% Euro note due to the foreign currency change of the Euro relative to the U.S. dollar in 2004.

      As a result of interest related payments made in the second half of 2004 related to our convertible notes, we expect interest expense to increase by $10.4 million in 2005 compared to 2004, as these payments are amortized ratably through their next put dates.

      See "Liquidity and Capital Resources" for a discussion of our indebtedness and related matters.

      Income Taxes: Our 2004 consolidated effective income tax rate of 33.6% was unchanged from 2003. The FASB issued two staff proposals on accounting for income taxes to address recent changes enacted by the United States Congress. Proposed Staff Position FAS 109-a, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004, and Proposed Staff Position FAS 109-b, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004. We believe that Proposed Staff Position FAS 109-a does not apply to our business. We are currently assessing the impact of Proposed Staff Position FAS 109-b, however, we do not believe it will have a material impact on our consolidated results of operations or financial position.

Financial Results from Operations -- 2003 Compared with 2002

                                                       (Dollars in millions,
                                                      except per share amounts)
                                                     --------------------------
Twelve Months Ended December 31,                       2003             2002
                                                     ---------        ---------
Revenue ......................................       $ 8,621.4        $ 7,536.3
Operating expenses:
   Salary and service costs ..................         5,911.8          5,071.9
   Office and general expenses ...............         1,617.7          1,479.3
                                                     ---------        ---------
                                                       7,529.5          6,551.2
                                                     ---------        ---------
Operating profit .............................         1,091.9            985.1
Net interest expense:
   Interest expense ..........................            57.9             45.5
   Interest income ...........................           (15.1)           (15.0)
                                                     ---------        ---------
                                                          42.8             30.5
                                                     ---------        ---------
Income before income taxes ...................         1,049.1            954.6

Income taxes .................................           353.0            329.6
                                                     ---------        ---------

Income after income taxes ....................           696.1            625.0

Equity in earnings of affiliates .............            15.1             13.8
Minority interests ...........................           (80.2)           (68.3)
                                                     ---------        ---------
   Net income ................................       $   631.0        $   570.5
                                                     =========        =========

Net Income Per Common Share:
   Basic .....................................       $    3.37        $    3.07
   Diluted ...................................            3.37             3.07
Dividends Declared Per Common Share ..........       $    0.80        $    0.80

      The following year-over-year analysis gives further details and insight into the changes in our financial performance.

      Revenue: Our 2003 consolidated worldwide revenue increased 14.4% to $8,621.4 million from $7,536.3 million in 2002. Foreign exchange impacts increased worldwide revenue by $465.6 million. The effect of acquisitions, net of disposals, increased 2003 worldwide revenue by $271.7 million. Organic growth increased worldwide revenue by $347.8 million. The components of total 2003 revenue growth in the U.S. ("domestic") and the remainder of the world ("international") are summarized below ($ in millions):

                                                            Total                       Domestic                   International
                                                     --------------------         --------------------         --------------------
                                                         $            %               $             %             $              %
                                                     --------        ----         --------        ----         --------        ----
December 31, 2002 ...........................        $7,536.3          --         $4,284.6          --         $3,251.7          --
Components of Revenue Changes:
Foreign exchange impact .....................           465.6         6.2%              --          --            465.6        14.3%
Acquisitions ................................           271.7         3.6%           174.7         4.1%            97.0         3.0%
Organic .....................................           347.8         4.6%           261.6         6.1%            86.2         2.7%
                                                     --------        ----         --------        ----         --------        ----
December 31, 2003 ...........................        $8,621.4        14.4%        $4,720.9        10.2%        $3,900.5        20.0%
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

      Due to a variety of factors, in the normal course, our agencies both gain and lose business from clients each year. The net result in 2003 for us as a whole was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with our largest clients. Revenue from our single largest client represented 4.7% of worldwide revenue in 2003 and 5.0% in 2002 and no other client represented more than 2.9% in 2003 or 2002. Our ten largest and 250 largest clients represented 18.7% and 53.8% of our 2003 worldwide revenue, respectively and 17.9% and 53.4% of our 2002 worldwide revenue.

      In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories: traditional media advertising, customer relationship management, referred to as CRM, public relations and specialty communications as summarized below.

                                                                               (Dollars in millions)
                                                   ----------------------------------------------------------------------------
                                                                          Twelve Months Ended December 31,
                                                            2003                        2002                    2003 vs 2002
                                                   --------------------        ---------------------         ------------------
                                                                  % of                         % of            $           %
                                                   Revenue      Revenue        Revenue       Revenue         Growth      Growth
                                                   -------      -------        -------       -------         ------      ------
Traditional media advertising ...............     $3,775.7        43.8%        $3,377.1        44.8%        $  398.6      11.8%
CRM .........................................      2,953.4        34.2%         2,423.5        32.2%           529.9      21.9%
Public relations ............................        928.6        10.8%           898.4        11.9%            30.2       3.4%
Specialty communications ....................        963.7        11.2%           837.3        11.1%           126.4      15.1%
                                                  --------                     --------                     --------
                                                  $8,621.4                     $7,536.3                     $1,085.1      14.4%
                                                  ========                     ========                     ========

      Certain reclassifications have been made to the 2003 and 2002 amounts in the tables above to conform the numbers to the 2004 presentation.

      Operating Expenses: Our 2003 worldwide operating expenses increased $978.3 million, or 14.9%, to $7,529.5 million from $6,551.2 million in 2002, as shown below.

                                                                          (Dollars in millions)
                                        ---------------------------------------------------------------------------------------
                                                     2003                                 2002                    2003 vs 2002
                                        -------------------------------      ------------------------------     ---------------
                                                                % of                                % of
                                                     % of     Total Op.                  % of     Total Op.       $        %
                                        Revenue     Revenue     Costs        Revenue    Revenue     Costs       Growth   Growth
                                        -------     -------   ---------      -------    -------   ---------     ------   ------
Revenue ............................    $8,621.4                            $7,536.3                           $1,085.1   14.4%
Operating expenses:
   Salary and service costs ........     5,911.8     68.6%      78.5%        5,071.9     67.3%       77.4%        839.9   16.6%
   Office and general expenses .....     1,617.7     18.7%      21.5%        1,479.3     19.6%       22.6%        138.4    9.4%
                                        --------     ----       ----        --------     ----        ----      --------   ----

Total Operating Costs ..............     7,529.5     87.3%                   6,551.2     86.9%                    978.3   14.9%

Operating profit ...................    $1,091.9     12.7%                  $  985.1     13.1%                 $  106.8   10.8%
                                        ========                            ========                           =======

      Salary and service costs represent the largest part of operating expenses. During 2003, we continued to invest in our businesses and their personnel, and took actions to reduce costs at some of our agencies to deal with the changing economic circumstances. As a percentage of operating expenses, salary and service costs were 78.5% in 2003 and 77.4% in 2002. These costs are comprised of direct service costs and salary and related costs. Most, or $839.9 million and 85.9%, of the $978.3 million increase in operating expenses in 2003 resulted from increases in salary and service costs. The $839.9 million increase in salary and service costs was attributable to increased revenue levels, including changes in the mix of our revenues which resulted in greater utilization of freelance labor. In addition, although we incurred increased severance costs and did not reach optimal utilization levels for our staff, we continued to make investments in new key personnel. Furthermore, we increased incentive compensation where performance dictated. As a result, salary and service costs as a percentage of revenues increased year-to-year from 67.3% in 2002 to 68.6% in 2003.

      Office and general expenses represented 21.5% and 22.6% of our operating expenses in 2003 and 2002, respectively. These costs are comprised of office and equipment rent, technology costs and depreciation, amortization of identifiable intangibles, professional fees and other overhead expenses. As a percentage of revenue, office and general expenses decreased in 2003 from 19.6% to 18.8%. This year-over-year decrease, which was offset by increases in professional fees and amortization of other intangible assets, resulted from our continuing efforts to better align these costs with business levels on a location-by-location basis, as well as from increased revenue levels.

      For the foregoing reasons, our operating margin decreased from 13.1% in 2002 to 12.7% in 2003.

      Net Interest Expense: Our net interest expense increased in 2003 to $42.8 million, as compared to $30.5 million in 2002. Our gross interest expense increased by $12.4 million to $57.9 million. This increase resulted from $25.4 million of additional interest costs associated with the amortization of our payments to qualified holders of our convertible notes as incentives to the noteholders not to exercise their put rights. In February 2003, we paid $25.4 million to holders of our Liquid Yield Option Notes due 2031 and, in August 2003, we paid $6.7 million to holders of our Zero Coupon Zero Yield Convertible Notes due 2032. These payments are being amortized ratably over 12-month periods. No such payments were made in 2002. In addition, interest expense relative to the (euro)152.4 million 5.20% Euro note increased by $2.2 million due to the change in the value of the Euro relative to the U.S. dollar in 2003. These increases were partially offset by lower short-term interest rates and cash management efforts during the course of the year.

      Income Taxes: Our consolidated effective income tax rate was 33.6% in 2003 as compared to 34.5% in 2002. This reduction reflects the realization of our ongoing focus on tax planning initiatives including increasing the efficiencies of our international tax structures.

7A. Critical Accounting Policies and New Accounting Pronouncements

      Critical Accounting Policies: We have prepared the following supplemental summary of accounting policies to assist in better understanding our financial statements and the related management discussion and analysis. Readers are encouraged to consider this supplement together with our consolidated financial statements and the related notes to our consolidated financial statements, including our discussion in note 1 setting forth our accounting policies in greater detail, for a more complete understanding of accounting policies discussed below.

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

      A fair value approach is used in testing goodwill for impairment under SFAS 142 and when evaluating cost based investments, which consist of ownership interests in non-public companies, to determine if an other than temporary impairment has occurred. The primary approach utilized to determine fair values is a discounted cash flow methodology. When available and as appropriate, we also use comparative market multiples to supplement the discounted cash flow analysis. Numerous estimates and assumptions necessarily have to be made when completing a discounted cash flow valuation, including estimates and assumptions regarding interest rates, appropriate discount rates and capital structure. Additionally, estimates must be made regarding revenue growth, operating margins, tax rates, working capital requirements and capital expenditures. Estimates and assumptions also need to be made when determining the appropriate comparative market multiples to be used. Actual results of operations, cash flows and other factors used in a discounted cash flow valuation will likely differ from the estimates used and it is possible that differences and changes could be material. Additional information about impairment testing under SFAS 142 and valuation of cost based investments appears in notes 2 and 13, and notes 1 and 6, respectively, to our consolidated financial statements.

      Acquisitions and Goodwill: We have historically made and expect to continue to make selective acquisitions. In making acquisitions, the price we pay is determined by various factors, including specialized know-how, reputation, competitive position, geographic coverage and service offerings, as well as our experience and judgment. The amount we paid for acquisitions, including cash, stock and assumption of net liabilities totaled $378.1 million in 2004 and $472.3 million in 2003.

      Our acquisition strategy has been focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of our various strategic business platforms and agency brands through the expansion of their geographic reach and/or their service capabilities to better serve our clients. Accordingly, like most service businesses, a substantial portion of the intangible asset value that we acquire is the know-how of the people, which is treated as part of goodwill and, in accordance with SFAS 141, is not valued separately. For each of our acquisitions we undertake a detailed review to identify other intangible assets and a valuation is performed for all such assets identified. The majority of the value of the identifiable intangible assets that we acquire is derived from customer relationships. In executing our acquisition strategy, one of the primary drivers in identifying and executing a specific transaction is the existence of, or the ability to, expand our existing client relationships. Additional key factors we consider include the competitive position and specialized know-how of the acquisition targets. When executing our acquisition strategy, a significant portion of an acquired company's revenues is often derived from existing clients. The expected benefits of our acquisitions are typically shared across multiple agencies as they work together to integrate the acquired agency into our client service strategy.

      A summary of our contingent purchase price obligations, sometimes referred to as earn-outs, and obligations to purchase additional interests in certain subsidiary and affiliate companies is set forth in the "Liquidity and Capital Resources" section of this report. The amount of contingent purchase price obligations and obligations to purchase additional interests in certain subsidiary and affiliate companies are based on future performance. Contingent purchase price obligations are accrued, in accordance with GAAP, when the contingency is resolved and payment is certain.

      Additional information about acquisitions and goodwill appears in notes 1 and 2 to our consolidated financial statements of this report.

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

      In the majority of our businesses, we record revenue at the net amount retained when the fee or commission is earned. In the delivery of certain services to our clients, we incur costs on their behalf for which we are reimbursed. Substantially all of our reimbursed costs relate to purchases on behalf of our clients of media and production services. We normally have no latitude in establishing the reimbursement price for these expenses and invoice our clients for these expenses in an amount equal to the amount of costs incurred. These reimbursed costs, which are a multiple of our revenue, are significant. However, the majority of these costs are incurred on behalf of our largest clients and we have not historically experienced significant losses in connection with the reimbursement of these costs.

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

      Employee Stock-based Compensation: In accordance with SFAS No. 123, "Accounting for Stock Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123", we elected, effective January 1, 2004, to account for stock-based employee compensation using the fair value method. As a result, the fair value of stock-based employee compensation, including unvested employee stock options issued and outstanding, were recorded as an expense in the current period utilizing the retroactive restatement method as set forth in SFAS 148. Accordingly, our results for the prior periods have been restated as if we had used the fair value method to account for stock-based employee compensation. Pre-tax stock-based employee compensation costs for the years ended December 31, 2004, 2003 and 2002, were $117.2 million, $131.1 million and $173.5 million, respectively. Also in connection with the restatement, our December 31, 2003 balance sheet presented reflects an increase in the deferred tax benefit of $120.5 million, an increase in additional paid-in capital of $434.7 million, an increase in unamortized stock compensation of $92.6 million and a decrease in retained earnings of $221.6 million. Additional disclosures are included in note 7 to our financial statements.

      In December 2004, the FASB issued SFAS No. 123 (Revised 2004) -- Share-Based Payment ("SFAS 123R") which is effective for reporting periods beginning after June 15, 2005 and generally applies to grants made after adoption. SFAS 123R is a revision of FASB No. 123, Accounting for Stock-Based Compensation. As a result of our adoption of SFAS 123 on January 1, 2004, we believe that the adoption of SFAS 123R will not have a material impact on our consolidated results of operations or financial position. However, we are in the process of assessing the full impact of this revision.

New Accounting Pronouncements:

      In addition to those discussed previously, the following pronouncements were either issued by the FASB or adopted by us in 2004 and impact our financial statements as discussed below.

      SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 ("SFAS 153"). SFAS 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception from having to apply the fair value accounting provisions of APB 29 for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 is effective for the first reporting period beginning after June 15, 2005. We believe that the adoption of SFAS 153 will not have a material impact on our consolidated results of operations or financial position. However, we are in the process of assessing the full impact of this amendment.

      FASB Interpretation No. 46 -- Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in FIN 46, and is based on the concept that companies that control another entity through interests, other than voting interests, should consolidate the controlled entity. The consolidation requirements apply immediately to FIN 46 interests held in variable interest entities created after January 31, 2003, and to interests held in variable interest entities that existed prior to February 1, 2003 and remain in existence as of July 1, 2003. The FASB subsequently issued FIN 46R in December 2003 which modified certain provisions of FIN 46. FIN 46R applied to the first reporting period after March 15, 2004. The application of FIN 46 as originally issued and as revised by the issuance of FIN 46R did not have an impact on, or result in, additional disclosure in our consolidated results of operations or financial position.

      The Emerging Issues Task Force ("EITF") of the FASB reached a consensus and released interpretive guidance in 2004 covering several topics that impact our financial statements.

      EITF No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share" is required to be adopted in financial periods beginning after March 31, 2004. The adoption of EITF No. 03-6 did not have an impact on our consolidated results of operation or financial position.

      EITF No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share" was required to be adopted on December 31, 2004. The adoption did not impact our historical results and our December 31, 2004 quarter-to-date and full-year diluted earnings per share as we amended our Convertible Notes due 2031, 2032 and 2033 prior to December 31, 2004. The amendments require us, upon conversion, to settle the principal of our Convertible Notes in cash and any accretion in shares of our common stock. For additional information, see note 4 to our consolidated financial statements. The amendments made the notes compliant with EITF 90-19 "Instrument C" treatment. Compliance with "Instrument C" treatment does not result in additional dilution to our Diluted EPS because our weighted average share price was less than the conversion price of the notes for the periods set forth above. In accordance with the transition provisions of EITF 04-8, it is assumed that "Instrument C" treatment occurred at the beginning of the first period presented.

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

      Our principal discretionary cash requirements include dividend payments to our shareholders, repurchases of our stock, payments for strategic acquisitions and capital expenditures. In 2004 and 2003, our discretionary spending was funded from operating cash flow. However, in any given year, depending on the level of discretionary activity, we may use other sources of available funding to finance these activities.

      We have a seasonal working capital cycle. Working capital requirements are lowest at year-end and highest during the second and third quarters. The fluctuation in working capital requirements between the lowest and highest periods was approximately $1.0 billion in 2004 and 2003. This occurs because in the majority of our businesses we act as agent on behalf of our clients, including when we place media and incur production costs on their behalf. We generally require collection from our clients prior to our payment for the media and production cost obligations and these obligations are greatest at the end of the year. This pattern was similar during the past three years. During the year we manage liquidity through our credit facilities as discussed below under "Cash Management."

      Contractual Obligations and Other Commercial Commitments: We enter into numerous contractual and commercial undertakings in the normal course of our business. The following table summarizes information about certain of our obligations as of December 31, 2004 and should be read together with note 3 (bank loans and lines of credit), note 4 (long-term debt and convertible notes), note 10 (commitments and contingent liabilities), note 11 (fair value of financial instruments) and note 12 (financial instruments and market risk) to our consolidated financial statements.

                                 Due in      Due in         Due
                               Less than     1 to 5        after 5       Total
                                 1 Year      Years          Years         Due
                               ---------    --------      --------      --------
Contractual Obligations at
  December 31, 2004                             (in millions)
                                ------------------------------------------------
Long-term debt ...........      $  209.2    $   18.9      $    0.2      $  228.3
Convertible notes ........            --          --       2,339.3       2,339.3
Lease obligations ........         401.2     1,054.6         884.2       2,340.0
Other ....................           2.2         6.6            --           8.8
                                --------    --------      --------      --------
Total ....................      $  612.6    $1,080.1      $3,223.7      $4,916.4
                                ========    ========      ========      ========

      As more fully described in the discussion below under the heading "Debt Instruments, Guarantees and Related Covenants", the holders of the convertible notes included in the table above have the right to cause us to repurchase up to the entire aggregate face amount of the notes then outstanding for par value at certain dates in the future. If these rights were exercised at the earliest possible future date, as set forth in note 4 to our consolidated financial statements, $892.3 million of the convertible notes could be due in less than one year, and $1,447.0 million could be due in the "1 to 5 Years" category above.

                                        Due in     Due in      Due
                                      Less than    1 to 5    after 5      Total
                                        1 Year      Years     Years        Due
                                      ---------   --------   --------   --------
Other Commercial Commitments at
  December 31, 2004                                (in millions)
                                      ------------------------------------------
Lines of credit ....................   $     --   $     --   $     --   $     --
Guarantees and letters
   of credit .......................        0.1        0.1        0.0        0.2
                                       --------   --------   --------   --------
Total ..............................   $    0.1   $    0.1   $    0.0   $    0.2
                                       ========   ========   ========   ========

      In the normal course of business, our agencies enter into various contractual media commitments on behalf of our clients at levels substantially exceeding our revenue. These commitments are included in our accounts payable balance when the media services are delivered by the providers. Historically, we have not experienced significant losses for media commitments entered into on behalf of our clients and we believe that we do not have any substantial exposure to potential losses of this nature in the future as we receive payment in advance and we monitor the credit worthiness of our clients. In the event that we are committed to the media services and our client has not paid us, we believe that the risk of material loss is minimal because we believe that we have reasonable options available to substantially mitigate potential losses.

Contingent Acquisition Obligations

      Certain of our acquisitions are structured with contingent purchase price obligations, often referred to as earn-outs. We utilize contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period. These payments are not contingent upon future employment. The amount of future contingent purchase price payments that we would be required to pay for prior acquisitions, assuming that the businesses perform over the relevant future periods at their current profit levels, is approximately $458 million as of December 31, 2004. The ultimate amounts payable cannot be predicted with reasonable certainty because it is dependent upon future results of operations of subject businesses and is subject to changes in foreign currency exchange rates. In accordance with GAAP, we have not recorded a liability for these items on our balance sheet since the definitive amount is not determinable or distributable. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. Our obligations change from period to period primarily as a result of payments made during the current period, changes in the acquired entities' performance and changes in foreign currency exchange rates. These differences could be significant. The contingent purchase price obligations as of December 31, 2004, calculated assuming that the acquired businesses perform over the relevant future periods at their current profit levels, are as follows:

                                 ($ in millions)
--------------------------------------------------------------------------------
                                                      There-
2005          2006         2007         2008           after            Total
----          ----         ----         ----          ------            -----
$225           $82          $81          $47            $23             $458

      In addition, owners of interests in certain of our subsidiaries or affiliates have the right in certain circumstances to require us to purchase additional ownership stakes in those companies. Assuming that the subsidiaries and affiliates perform over the relevant periods at their current profit levels, the aggregate amount we could be required to pay in future periods is approximately $274 million, $163 million of which relate to obligations that are currently exercisable. If these rights are exercised, there would be an increase in our net income as a result of our increased ownership and the reduction of minority interest expense. The ultimate amount payable relating to these transactions will vary because it is primarily dependent on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates. The actual amount that we pay is likely to be different from this estimate and the difference could be significant. The obligations that exist for these agreements as of December 31, 2004, calculated using the assumptions above, are as follows:

                                                  ($ in millions)
                                      ---------------------------------------
                                       Currently     Not Currently
                                      Exercisable     Exercisable       Total
                                      -----------    -------------      -----
Subsidiary agencies ............         $139            $ 99            $238
Affiliated agencies ............           24              12              36
                                         ----            ----            ----
Total ..........................         $163            $111            $274
                                         ====            ====            ====

Sources and Uses of Cash

      Although our cash requirements in 2004 and 2003 were funded by operating cash flow, during 2003 and prior years, we have opportunistically accessed the capital markets by issuing convertible debt of $600 million, $900 million and $850 million in 2003, 2002 and 2001, respectively. The proceeds were used for general corporate purposes, including the repayment of maturing debt, the repurchase of our shares and the funding of selected investing activities.

      At year-end 2004, we had $1,165.6 million in cash and cash equivalents. In addition, we had $2.0 billion in unused committed credit facilities available for immediate use to fund our cash needs. These credit facilities are more fully described in note 3 in the accompanying financial statements.

      Our operating cash flow and access to the capital markets could be impacted by macroeconomic factors outside of our control. Additionally, liquidity could be impaired by short and long-term debt ratings assigned by independent rating agencies.

      Standard and Poor's Rating Service currently rates our long-term debt A-, Moody's Investor Service rates our long-term debt Baa1 and Fitch Rating rates our long-term debt A-. Our short-term ratings are A2, P2 and F2 by the respective agencies. Neither our outstanding convertible bonds nor our bank credit facilities contain provisions that require acceleration of cash payments should our ratings be downgraded. The interest rates and fees on our bank credit facilities, however, will increase if our long-term debt rating is downgraded.

      Our committed bank facilities, described in detail in note 3, contain two financial covenants, relating to cash flow and interest coverage, which we met by a significant margin as of December 31, 2004.

      We believe that our financial condition is strong and that our cash balances, liquidity of short-term investments, operational cash flows, unused committed borrowing capacity and access to capital markets, taken together, are sufficient to support our foreseeable cash requirements, including working capital, capital expenditures, dividends and acquisitions.

Cash Management

      We manage our cash and liquidity centrally through treasury centers in North America and Europe. Each day, operations with excess funds invest these funds with their regional treasury center. Likewise, operations that require funding will borrow funds from their regional treasury center. The treasury centers then aggregate the net position of our operating companies. The net position is either invested with or borrowed from third party providers. To the extent that our treasury centers require liquidity, they have the ability to access local currency lines of credit, our $2.0 billion committed bank facilities, or issue U.S. dollar-denominated commercial paper. This enables us to reduce our consolidated debt levels and minimize interest expense as well as centrally manage our exposure to foreign exchange.

      Our cash balance at December 31, 2004 decreased by $77.9 million from the prior year, while our short-term investments at market increased $268.6 million from the prior year. Short-term investments include investments of our excess cash which we expect to convert into cash in our current operating cycle, generally within one year.

      We manage our net debt position, which we define as total debt outstanding less cash and short-term investments, centrally through our treasury centers as discussed above. Our net debt outstanding at December 31, 2004 decreased $198.0 million as compared to the prior year-end.

Debt Instruments, Guarantees and Related Covenants

      We maintain two revolving credit facilities with a consortium of banks totaling $2,000.0 million as described in note 3 to our consolidated financial statements. These credit facilities are available to provide credit support for issuances under our $1,500.0 million commercial paper program, as well as to provide back-up liquidity in case any of our convertible bond issues are put back to us. We fund our daily borrowing needs by issuing commercial paper or drawing down on our revolving credit facilities. During 2004, we issued and redeemed $27.2 billion and the average term was 2.3 days. As of December 31, 2004, we had no commercial paper or bank loans outstanding under these credit facilities. We had short-term bank loans of $17.5 million at December 31, 2004, primarily comprised of bank overdrafts by our international subsidiaries, which are treated as unsecured loans pursuant to the subsidiaries' bank agreements.

      Our credit facilities contain financial covenants that restrict our ability to incur indebtedness as defined in the agreements. These financial covenants limit the ratio of total consolidated indebtedness to total consolidated EBITDA (EBITDA for these purposes being defined as earnings before interest, taxes, depreciation and amortization) to no more than 3.0 times. In addition, they require us to maintain a minimum ratio of EBITDA to interest expense of at least 5.0 times. At December 31, 2004, we were in compliance with these covenants, as our ratio of debt to EBITDA was 1.9 times and our ratio of EBITDA to interest expense was 27.1 times.

      At December 31, 2004, we had a total of $2,339.3 million aggregate principal amount of convertible notes outstanding, including $847.0 million Liquid Yield Option Notes due 2031, which were issued in February 2001, $892.3 million Zero Coupon Zero Yield Convertible Notes due 2032, which were issued in March 2002 and $600.0 million Zero Coupon Zero Yield Convertible Notes dues 2033, which were issued in June 2003.

      The holders of our Liquid Yield Option Notes due 2031 have the right to cause us to repurchase up to the entire aggregate face amount of the notes then outstanding for par value in February of each year beginning in 2006. The holders of our Zero Coupon Zero Yield Convertible Notes due 2032 have the right to cause us to repurchase up to the entire aggregate face amount of the notes then outstanding for par value in August of each year. The holders of our Zero Coupon Zero Yield Convertible Notes due 2033 have the right to cause us to repurchase up to the entire aggregate face amount of the notes then outstanding for par value on June 15, 2006, 2008, 2010, 2013, 2018, 2023 and on each June 15 annually thereafter through June 15, 2032. The Liquid Yield Option Notes due 2031, the Zero Coupon Zero Yield Convertible Notes due 2032 and the Zero Coupon Zero Yield Convertible Notes due 2033 are convertible, at specified ratios, only upon the occurrence of certain events, including if our common shares trade above certain levels, if we effect extraordinary transactions or, in the case of the Liquid Yield Option Notes due 2031 and the Zero Coupon Zero Yield Convertible Notes due 2032, if our long-term debt ratings are downgraded to BBB or lower by Standard & Poor's Ratings Services, or Baa3 or lower by Moody's Investors Services, Inc. or in the case of the Zero Coupon Zero Yield Convertible Notes due 2033, to BBB- or lower by S&P, and Ba1 or lower by Moody's. These events would not, however, result in an adjustment of the number of shares issuable upon conversion and would not accelerate the holder's right to cause us to repurchase the notes. For additional information about the terms of these notes, see note 4 to our consolidated financial statements.

      On February 21, 2003, we paid $25.4 million to qualified noteholders of our Liquid Yield Option Notes due 2031, equal to $30 per $1,000 principal amount of notes, as an incentive to the holders not to exercise their put right. This payment was amortized over the 12-month period ended February 2004. On February 7, 2003, we repurchased for cash, notes from holders who exercised their put right for $2.9 million, reducing the aggregate amount outstanding of the notes due 2031 to $847.0 million.

      On August 6, 2003, we paid $6.7 million to qualified noteholders of our Zero Coupon Zero Yield Convertible Notes due 2032, equal to $7.50 per $1,000 principal amount of notes, as an incentive to the holders not to exercise their put right. This payment was amortized over the 12-month period ended August 2004. On August 1, 2003, we repurchased for cash, notes from holders who exercised their put right for $7.7 million, reducing the aggregate amount outstanding of the notes due 2032 to $892.3 million.

      On August 12, 2004, we paid $25.4 million to qualified noteholders of our Zero Coupon Zero Yield Convertible Notes due 2032, equal to $27.50 per $1,000 principal amount of notes, as an incentive to the holders not to exercise their put right and to consent to an amendment to the indenture. This payment is being amortized over the 12-month period ended August 2005. Under the amendment, we will pay cash to noteholders for the initial principal amount of the notes surrendered for conversion. The remainder of the conversion value would be paid in cash or shares at our option. We have also amended the method by which we will pay contingent interest.

      On November 16, 2004, we paid $1.2 million to qualified noteholders of our Zero Coupon Zero Yield Convertible Notes due 2033 as an incentive to the holders to consent to an amendment to the indenture. At later dates in November and December 2004, we paid an additional $0.3 million to the remaining qualified noteholders. These payments are being amortized ratably through the next put date of June 2006. Under the amendment, we will pay cash to noteholders for the initial principal amount of the notes surrendered for conversion. The remainder of the conversion value would be paid in cash or shares at our option.

      On November 30, 2004, we paid $14.8 million to qualified noteholders of our Liquid Yield Option Notes due 2031 as an incentive to the holders not to exercise their February 2005 put right and to consent to an amendment to the indenture. This payment is being amortized ratably through the next put date of February 2006. Under the amendment, we will pay cash to noteholders for the initial principal amount of the notes surrendered for conversion. The remainder of the conversion value would be paid in cash or shares at our option. We also amended the method by which we will pay contingent interest.

      At December 31, 2004, we had Euro-denominated bonds outstanding of
(euro)152.4 million or $206.6 million. The bonds pay a fixed rate of 5.2% to maturity in June 2005. The bonds serve as a hedge of our investment in Euro-denominated net assets. While an increase in the value of the euro against the dollar will result in a greater liability, there will be a corresponding increase in the dollar value of our Euro-denominated net assets. We intend to redeem these Euro-denominated bonds in 2005 utilizing our available cash, our credit facilities or a combination of both.

      Our outstanding debt and amounts available under these facilities as of December 31, 2004 ($ in millions) were as follows:

                                                            Debt      Available
                                                         Outstanding   Credit
                                                         -----------  ---------
Bank loans (due in less than 1 year) ...................   $   17.5         --
$1,500.0 million revolver -- due May 24, 2009 ..........         --   $1,500.0
$500.0 million -- due May 23, 2005 .....................         --      500.0
(euro)152.4 million 5.20% Euro notes -- due
  June 24, 2005 ........................................      206.6         --
Convertible notes -- due February 7, 2031 ..............      847.0         --
Convertible notes -- due July 31, 2032 .................      892.3         --
Convertible notes -- due June 15, 2033 .................      600.0         --
Loan notes and sundry -- various through 2010 ..........       21.7         --
                                                           --------   --------
Total ..................................................   $2,585.1   $2,000.0
                                                           ========   ========

      Additional information about our indebtedness is included in notes 3 and 4 of our consolidated financial statements.

Quantitative and Qualitative Disclosures Regarding Market Risk

      Foreign Exchange: Our results of operations are subject to risk from the translation to the U.S. dollar of the revenue and expenses of our foreign operations, which are generally denominated in the local currency. The effects of currency exchange rate fluctuation on the translation of our results of operations are discussed in note 12 of our consolidated financial statements. For the most part, our revenues and the expenses incurred related to those revenues are denominated in the same currency. This minimizes the impact that fluctuations in exchange rates will have on our net income.

      While our agencies conduct business in more than 70 different currencies, our major-non-U.S. currency markets are the European Monetary Union (EMU), the United Kingdom, Japan, Brazil and Canada. As an integral part of our treasury operations, we enter into short-term forward foreign exchange contracts which hedge the intercompany cash movements between subsidiaries operating in different currency markets from that of our treasury centers from which they borrow or invest. In the limited number of instances where operating expenses and revenues are not denominated in the same currency, amounts are promptly settled or hedged in the foreign currency market with forward contracts. At December 31, 2004, we had foreign exchange contracts outstanding with an aggregate notional principal of $1,453.1 million, most of which were denominated in our major international market currencies with maturities ranging from 2 to 365 days with an average duration of less than 30 days.

      Additionally, at December 31, 2004 we had cross-currency interest rate swaps in place with an aggregate notional principal amount of 19.1 billion Yen maturing in 2005. See note 12 to our consolidated financial statements for information about the fair value of each type of derivative instrument.

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

      These hedging activities are confined to risk management activities related to our international operations. We have established a centralized reporting system to evaluate the effects of changes in interest rates, currency exchange rates and other relevant market risks. We periodically determine the potential loss from market risk by performing a value-at-risk computation. Value-at-risk analysis is a statistical model that utilizes historic currency exchange and interest rate data to measure the potential impact on future earnings of our existing portfolio of derivative financial instruments. The value-at-risk analysis we performed on our December 31, 2004 portfolio of derivative financial instruments indicated that the risk of loss was immaterial. This overall system is designed to enable us to initiate remedial action, if appropriate.

      Debt Instruments: Our bank credit facilities mentioned above are available to provide credit support for issuances of commercial paper, as well as to provide back-up liquidity in case any of our convertible bond issues are put back to us. We currently have a $500.0 million 364-day facility with a one-year term out option expiring on May 23, 2005 and a $1,500.0 million 5-year facility expiring on May 24, 2009. Accordingly, we classify outstanding borrowings, if any, under these facilities as long-term debt. We normally replace our 364-day facility each year with a new 364-day facility with similar provisions.

      Our bank syndicates typically include large global banks such as Citibank, JP Morgan Chase, HSBC, ABN Amro, Societe Generale, Barclays, Bank of America and BBVA. We also include large regional banks in the U.S. such as Wachovia, US Bancorp, Northern Trust, PNC and Wells Fargo. We also include banks that have a major presence in countries where we conduct business such as Sumitomo in Japan, Fortis in Belgium, San Paolo in Italy, Scotia in Canada and Westpac in Australia.

      Our other long-term debt consists principally of convertible notes. The holders of these convertible notes have the right on specific dates to cause us to repurchase up to the entire aggregate face amount as previously discussed. We may offer the holders of our notes a cash payment or other incentives to induce them not to put the notes to us in advance of a put date. If we were to decide to pay a cash incentive, the amount of interest expense incurred will be based on market factors.

      Since our existing convertible notes do not pay or accrue interest, our interest expense could increase if notes are put. The extent, if any, of the increase in interest expense will depend on the portion of the amount repurchased that was refinanced, when we refinance, the type of instrument we use to refinance and the term of the instrument.

      The incentive payments made in 2003 and 2004 to qualified noteholders, as described above under "Debt Instruments, Guarantees and Related Covenants", are one method of keeping the convertible notes outstanding and preserving our liquidity. If we are required to satisfy a put, we expect to have sufficient available cash and unused credit commitments to fund the put, while still preserving ample capacity under these commitments to meet cash requirements for the normal course of our business operations after the put event.

      Our credit commitments support either the issuance of commercial paper or bank loans, and we would likely fund the put initially using some combination of these instruments. We would then evaluate all funding alternatives available to us to replenish our credit capacity and liquidity. We believe the funding alternatives would include substantially all forms of debt, equity and convertible instruments available to us by accessing the public or private capital markets. Our evaluation would likely include the expected cash flows from the normal course of our business operations and the credit capacity to fund additional potential puts on the remaining outstanding convertible notes.

      If we were to replace the convertible notes with another form of debt on a dollar-for-dollar basis, it would have no impact on either our debt to capital ratios or our debt to EBITDA ratio. However, an increase in interest expense would negatively impact our coverage ratios, such as EBITDA to interest expense, if the replacement debt were to be interest bearing. Currently our coverage ratios applicable to our current rating levels are well above the thresholds since the majority of our long-term debt does not pay or accrue interest other than the interest expense resulting from the amortization of the prior cash payments. Based on present expectations of our future operating cash flows and expected access to debt and equity capital markets, we believe any increase in interest expense and reduction in coverage ratios would still place us comfortably above the coverage ratio requirements. Thus, we do not expect any negative impact on our credit ratings if the convertible notes are put in the near future.

8. Financial Statements and Supplementary Data

      Our financial statements and supplementary data are included at the end of this report beginning on page F-1. See the index appearing on the following pages of this report.

9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

9A. Controls and Procedures

      We have established and maintain disclosure controls and procedures and internal controls over financial reporting designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. We conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2004. There have not been any changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting. Based on that evaluation, our CEO and CFO concluded that as of December 31, 2004, our disclosure controls and procedures are effective to ensure recording, processing, summarization and reporting of information required to be included in our Annual Report on Form 10-K for the period ended December 31, 2004 as appropriate to allow timely decisions regarding required disclosure. Our independent registered public accounting firm, KPMG LLP, has audited our financial statements and issued an attestation report on our assessment of our internal control over financial reporting, which is included herein.

9B. Other Information

      None.

                                    PART III

10. Executive Officers

      The executive officers of Omnicom Group Inc. as of March 1, 2005 are:

           Name                                  Position                                              Age
           ----                                  --------                                              ---
Bruce Crawford............   Chairman                                                                   76
John D. Wren..............   President and Chief Executive Officer                                      52
Randall J. Weisenburger...   Executive Vice President and Chief Financial Officer                       46
Philip J. Angelastro......   Senior Vice President of Finance and Controller                            40
Michael Birkin............   Vice Chairman                                                              46
Jean-Marie Dru............   President and Chief Executive Officer of TBWA Worldwide                    58
Thomas L. Harrison........   Chairman and Chief Executive Officer of Diversified Agency Services        57
Kenneth R. Kaess, Jr......   President and Chief Executive Officer of DDB Worldwide                     50
Peter Mead................   Vice Chairman                                                              65
Michael J. O'Brien........   Senior Vice President, General Counsel and Secretary                       43
Andrew Robertson..........   President and Chief Executive Officer of BBDO Worldwide                    44

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

      Effective March 1, 2005, Michael Birkin will hold the title of Vice Chairman, as well as President and CEO of Omnicom Asia-Pacific. Since 1999, he has served as Worldwide President of Diversified Agency Services ("DAS"). Mr. Birkin previously served as International President of DAS from 1997 to 1999 and European Managing Director of DAS from 1995 to 1997.

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

      Peter Mead was appointed Vice Chairman in May 2000. He had previously been Group Chief Executive of Abbot Mead Vickers plc and Joint Chairman of AMV BBDO.

      Michael O'Brien joined Omnicom in November 2003 and was appointed Senior Vice President, General Counsel and Secretary in December 2003. Prior to that, he was a partner in the law firm of Goodwin Procter LLP (since April 2002). Prior to that, he was a partner in the law firm of O'Sullivan LLP.

      Andrew Robertson was named Chief Executive Office of BBDO Worldwide in May of 2004, having been made President of BBDO Worldwide in 2002. In 2001, Mr. Robertson was President and CEO of BBDO North America, and was subsequently elected to the Worldwide Board of Directors of BBDO. He joined BBDO in 1995.

      Additional information about our directors and executive officers appears under the captions "Election of Directors", "Stock Ownership", "Director Compensation" and "Executive Compensation" in our 2004 proxy statement.

                                     PART IV

15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements:
                                                                            Page
                                                                            ----
       Management Report on Internal Controls Over Financial Reporting ..   F-1
       Report of Independent Registered Public Accounting Firm ..........   F-2
       Report of Independent Registered Public Accounting Firm ..........   F-3
       Consolidated Statements of Income for the Three Years Ended
         December 31, 2004 ..............................................   F-4
       Consolidated Balance Sheets at December 31, 2004 and 2003 ........   F-5
       Consolidated Statements of Shareholders' Equity for the Three
         Years Ended December 31, 2004 ..................................   F-6
       Consolidated Statements of Cash Flows for the Three Years
         Ended December 31, 2004 ........................................   F-7
       Notes to Consolidated Financial Statements .......................   F-8
       Quarterly Results of Operations (Unaudited) ......................   F-28

(a)(2) Financial Statement Schedules:
       Schedule II -- Valuation and Qualifying Accounts (for the
         three years ended December 31, 2004) ...........................   S-1

      All other schedules are omitted because they are not applicable.

(a)(3) Exhibits:

       Exhibit
       Numbers      Description
       -------      -----------

        (3)(i) Restated Certificate of Incorporation (Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the "6-30-03 10-Q") and incorporated herein by reference).

          (ii) By-laws (Exhibit 3.2 to our 6-30-03 10-Q) and incorporated herein by reference (File No. 1-10551).

        4.1 Fiscal Agency Agreement, dated June 24, 1998, in connection with our issuance of 1,000,000,000 5.20% Notes due 2005 (the "5.20% Notes") (Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (the "6-30-98 10-Q") (File No. 1-10551) and incorporated herein by reference).

        4.2 Subscription Agreement, dated June 22, 1998, in connection with our issuance of the 5.20% notes (Exhibit 4.2 to our 6-30-98 10-Q and incorporated by herein reference).

        4.3 Deed of Covenant, dated June 24, 1998, in connection with our issuance of the 5.20% notes (Exhibit 4.3 to the 6-30-98 10-Q and incorporated herein by reference).

        4.4 Indenture, dated February 7, 2001, between JPMorgan Chase Manhattan Bank, as trustee, and us in connection with our issuance of $850,000,000 Liquid Yield Option Notes due 2031 (the "2031 Indenture") (Exhibit 4.1 to our Registration Statement on Form S-3 Registration No. 333-55386) and incorporated herein by reference).

        4.5         Form of Liquid Yield Option Notes due 2031 (included in
                    Exhibit 4.4 above).

        4.6 First Supplemental Indenture to the 2031 Indenture, dated as of February 13, 2004, among us, Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank (Exhibit 4.3 to our Registration Statement on Form S-3 (Registration No. 112840) and incorporated herein by reference).

        4.7 Second Supplemental Indenture to the 2031 Indenture, dated November 4, 2004, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, to the 2031 Indenture, as amended by the First Supplemental Indenture to the 2031 Indenture, dated February 13, 2004 (Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the "9-30-04 10-Q") and incorporated herein by reference).

        4.8 Third Supplemental Indenture to the 2031 Indenture, dated November 30, 2004, among us, Omnicom Capital Inc., Omnicom Finance Inc., and JP Morgan Chase Bank, N.S., as trustee, to the 2031 Indenture, as amended by the First Supplemental Indenture to the 2031 Indenture dated February 13, 2004, and the Second Supplemental Indenture to the 2031 Supplemental Indenture dated November 4, 2004 (Exhibit 4.1 to the Form 8-K (Registration No. 1-10551) dated November 30, 2004 and incorporated herein by reference).

        4.9 Indenture, dated March 6, 2002, between JPMorgan Chase Bank as trustee and us in connection with our issuance of $900,000,000 Zero Coupon Zero Yield Convertible notes due 2032 (the "2032 Indenture") (Exhibit 4.6 to our Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated by reference).

        4.10 Form of Zero Coupon Zero Yield Convertible Notes due 2032 (included in Exhibit 4.7).

        4.11 First Supplemental Indenture to the 2032 Indenture, dated as of February 13, 2004, among us, Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank (Exhibit 4.3 to our Registration Statement on Form S-3 (Registration No. 112841) and incorporated herein by reference).

        4.12 Second Supplemental Indenture to the 2032 Indenture, dated August 12, 2004, among us, Omnicom Capital Inc., Omnicom Finance Inc., and JPMorgan Chase Bank, as trustee, to the 2032 Indenture, as amended by the First Supplemental Indenture to the 2032 Indenture, dated February 13, 2004 (Exhibit 4.1 to our 9-30-04 10-Q and incorporated herein by reference).

        4.13 Third Supplemental Indenture to the 2032 Indenture, dated November 4, 2003, among us, Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, to the 2032 Indenture, as amended by the First Supplemental Indenture to the 2032 Indenture, dated as of February 13, 2004, and the Second Supplemental Indenture to the 2032 Indenture, dated August 12, 2004 (Exhibit 4.3 to our 9-30-04 10-Q and incorporated herein by reference).

        4.14 Indenture, dated as of June 30, 2003, between JPMorgan Chase Bank, as trustee, and us in connection with our issuance of $600,000,000 Zero Coupon Zero Yield Convertible Notes due 2033 (the "2033 Indenture") (Exhibit 4.1 to our Registration Statement on Form S-3 (Registration No. 333-108611) and incorporated herein by reference).

        4.15 Form of the Zero Coupon Zero Yield Convertible Notes due 2033 (included in Exhibit 4.11 above).

        4.16 First Supplemental Indenture, to the 2033 Indenture, dated as of November 5, 2003, among us, Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, (Exhibit 4.4 to our Registration Statement on Form S-3 (Registration No. 333-108611) and incorporated by reference).

        4.17 Second Supplemental Indenture to the 2033 Indenture, dated as of November 4, 2004, among us, Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, as amended by the First Supplemental Indenture to the 2033 Indenture, dated November 5, 2003 (Exhibit 4.4 to our 9-30-04 10-Q and incorporated herein by reference).

        4.18 Third Supplemental Indenture to the 2033 Indenture, dated November 10, 2004, among us, Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, to the 2033 Indenture, as amended by the First Supplemental Indenture to the 2033 Indenture, dated November 5, 2003, and the Second Supplemental Indenture to the 2033 Indenture dated November 4, 2004 (Exhibit 4.1 to the Form 8-K (Registration No. 1-10551) dated November 10, 2004 and incorporated herein by reference).

        10.1 364-day Credit Agreement, dated May 24, 2004, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance PLC, the financial institutions party thereto, Citibank, N.A., as administrative agent, ABN Amro Bank N.V., as syndication agent and JPMorgan Chase Bank and HSBC Bank USA as co-documentation agents (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the "6-30-04 10-Q") and incorporated herein by reference).

        10.2 5-year Credit Agreement, dated May 24, 2004, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance PLC, the financial institutions party thereto, Citibank, N.A., as administrative agent, ABN Amro Bank N.V., as syndication agent and JPMorgan Chase Bank and HSBC Bank USA as co-documentation agents (Exhibit 10.2 to our 6-30-04 10-Q and incorporated herein by reference).

        10.3 Amended and Restated 1998 Incentive Compensation Plan (Exhibit B to our Proxy Statement filed on April 10, 2000 and incorporated herein by reference).

        10.4 Director Equity Plan for Non-employee Directors (Appendix B to our Proxy Statement filed on April 23, 2004 and incorporated herein by reference).

        10.5 Standard form of our Executive Salary Continuation Plan Agreement (Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

        10.6 Standard form of the Director Indemnification Agreement (Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).

        10.7 Long-Term Shareholder Value Plan (Exhibit 4.4 to our Registration Statement on Form S-8 (Registration No. 333-84498) and incorporated herein by reference).

        10.8 Executive Salary Continuation Plan Agreement -- Thomas Harrison (Exhibit 10.7A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the "6-30-02 10-Q") and incorporated herein by reference).

        10.9 Executive Salary Continuation Plan Agreement -- Peter Mead (Exhibit 10.7B to our 6-30-02 10-Q and incorporated herein by reference).

        10.10 Executive Salary Continuation Plan Agreement -- John Wren (Exhibit 10.7E to our 6-30-02 10-Q and incorporated herein by reference).

        10.11 Equity Incentive Plan (Exhibit 4.3 to our Registration Statement on Form S-8 dated August 18, 2003 (File No. 333-108063) and incorporated herein by reference).

        10.12 Executive Salary Continuation Plan Agreement -- Kenneth R. Kaess (Exhibit 10.3 to our 6-30-04 10-Q and incorporated herein by reference).

        10.13       Restricted Stock Plan for Non-employee Directors (Exhibit
                    10.10 to our Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

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

        32.1 Certification of the Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C ss.1350.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OMNICOM GROUP INC.
March 11, 2005

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

           Signature                         Title                     Date
           ---------                         -----                     ----

     /s/ BRUCE CRAWFORD               Chairman and Director       March 11, 2005
-------------------------------
      (Bruce Crawford)

      /s/ JOHN D. WREN               Chief Executive Officer      March 11, 2005
-------------------------------    and President and Director
       (John D. Wren)

 /s/ RANDALL J. WEISENBURGER      Executive Vice President and    March 11, 2005
-------------------------------      Chief Financial Officer
  (Randall J. Weisenburger)

  /s/ PHILIP J. ANGELASTRO        Senior Vice President Finance   March 11, 2005
-------------------------------          and Controller
   (Philip J. Angelastro)        (Principal Accounting Officer)

  /s/ ROBERT CHARLES CLARK                  Director              March 11, 2005
-------------------------------
   (Robert Charles Clark)

 /s/ LEONARD S. COLEMAN, JR.                Director              March 11, 2005
-------------------------------
  (Leonard S. Coleman, Jr.)

      /s/ ERROL M. COOK                     Director              March 11, 2005
-------------------------------
       (Errol M. Cook)

    /s/ SUSAN S. DENISON                    Director              March 11, 2005
-------------------------------
     (Susan S. Denison)

   /s/ MICHAEL A. HENNING                   Director              March 11, 2005
-------------------------------
    (Michael A. Henning)

     /s/ JOHN R. MURPHY                     Director              March 11, 2005
-------------------------------
      (John R. Murphy)

     /s/ JOHN R. PURCELL                    Director              March 11, 2005
-------------------------------
      (John R. Purcell)

   /s/ LINDA JOHNSON RICE                   Director              March 11, 2005
-------------------------------
    (Linda Johnson Rice)

     /s/ GARY L. ROUBOS                     Director              March 11, 2005
-------------------------------
      (Gary L. Roubos)

                      [This page intentionally left blank]

         MANAGEMENT REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

      Management is responsible for the preparation of Omnicom's consolidated financial statements and related information. Management uses its best judgment to ensure that the consolidated financial statements present fairly, in all material respects, Omnicom's consolidated financial position and results of operations in conformity with Generally Accepted Accounting Principles.

      The financial statements have been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board. Their report expresses the independent accountant's judgment as to the fairness of management's reported operating results, cash flows and financial position. This judgment is based on the procedures described in the second paragraph of their report.

      Omnicom management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision of management and with the participation of our agencies, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1987. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. KPMG, LLP, an independent registered public accounting firm, that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management's assessment of Omnicom's internal control over financial reporting.

      The Board of Directors of Omnicom has an Audit Committee comprised of four non-management directors. The Committee meets periodically with financial management, Internal Audit, and the independent auditors to review accounting, control, audit and financial reporting matters.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Omnicom Group Inc.:

      We have audited the accompanying consolidated balance sheets of Omnicom Group Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedules. These consolidated financial statements and financial statement schedules are the responsibility of Omnicom Group Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omnicom Group Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules on page S-1, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Omnicom Group Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

      As discussed in Note 13 to the consolidated financial statements, Omnicom Group Inc. adopted SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," an amendment of SFAS No. 123.

                                                                    /s/ KPMG LLP

New York, New York
March 11, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Omnicom Group Inc.:

      We have audited management's assessment, included in the accompanying management report, that Omnicom Group Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Omnicom Group Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of Omnicom Group Inc.'s internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management's assessment that Omnicom Group Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Omnicom Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omnicom Group Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

                                                                    /s/ KPMG LLP

New York, New York
March 11, 2005

                       OMNICOM GROUP INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                 Years Ended December 31,
                                                   (Dollars in Millions
                                                  Except Per Share Data)
                                          --------------------------------------
                                             2004          2003          2002
                                          ---------     ---------     ---------
REVENUE ..............................    $ 9,747.2     $ 8,621.4     $ 7,536.3
OPERATING EXPENSES:
   Salary and service costs ..........      6,846.8       5,911.8       5,071.9
   Office and general expenses .......      1,685.0       1,617.7       1,479.3
                                          ---------     ---------     ---------
                                            8,531.8       7,529.5       6,551.2
                                          ---------     ---------     ---------

OPERATING PROFIT .....................      1,215.4       1,091.9         985.1

NET INTEREST EXPENSE:
   Interest expense ..................         51.1          57.9          45.5
   Interest income ...................        (14.5)        (15.1)        (15.0)
                                          ---------     ---------     ---------
                                               36.6          42.8          30.5
                                          ---------     ---------     ---------

INCOME BEFORE INCOME TAXES ...........      1,178.8       1,049.1         954.6

INCOME TAXES .........................        396.3         353.0         329.6
                                          ---------     ---------     ---------

INCOME AFTER INCOME TAXES ............        782.5         696.1         625.0

EQUITY IN EARNINGS OF AFFILIATES .....         17.1          15.1          13.8

MINORITY INTERESTS ...................        (76.1)        (80.2)        (68.3)
                                          ---------     ---------     ---------

NET INCOME ...........................    $   723.5     $   631.0     $   570.5
                                          =========     =========     =========
NET INCOME PER COMMON SHARE:
   Basic .............................    $    3.90     $    3.37     $    3.07
   Diluted ...........................    $    3.88     $    3.37     $    3.07

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                               December 31,
                                                          (Dollars in Millions)
                                                         ----------------------
                                                            2004         2003
                                                         ---------    ---------
                                  A S S E T S
CURRENT ASSETS:
   Cash and cash equivalents .........................   $ 1,165.6    $ 1,243.5
   Short-term investments at market, which
      approximates cost ..............................       574.0        305.4
   Accounts receivable, less allowance for
      doubtful accounts of $67.8 and $69.7 ...........     4,916.7      4,530.0
   Billable production orders in process, at cost ....       536.6        440.4
   Prepaid expenses and other current assets .........       902.2        766.6
                                                         ---------    ---------
   Total Current Assets ..............................     8,095.1      7,285.9
                                                         ---------    ---------
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
   at cost, less accumulated depreciation and
   amortization of $909.8 and $817.1 .................       636.4        596.8
INVESTMENTS IN AFFILIATES ............................       162.9        151.2
GOODWILL .............................................     6,411.4      5,886.2
INTANGIBLES, net of accumulated amortization
   of $164.7 and $127.8 ..............................       110.0        121.4
DEFERRED TAX BENEFITS ................................       303.4        264.7
OTHER ASSETS .........................................       283.2        313.8
                                                         ---------    ---------
   TOTAL ASSETS ......................................   $16,002.4    $14,620.0
                                                         =========    =========

      L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y CURRENT LIABILITIES:
   Accounts payable ..................................   $ 6,011.5    $ 5,513.3
   Advance billings ..................................       874.0        775.2
   Current portion of long-term debt .................       209.2         12.4
   Bank loans ........................................        17.5         42.4
   Accrued taxes .....................................       217.0        221.7
   Other liabilities .................................     1,414.7      1,197.5
                                                         ---------    ---------
   Total Current Liabilities .........................     8,743.9      7,762.5
                                                         ---------    ---------
LONG-TERM DEBT .......................................        19.1        197.3
CONVERTIBLE NOTES ....................................     2,339.3      2,339.3
DEFERRED COMPENSATION AND OTHER LIABILITIES ..........       309.1        326.5
LONG TERM DEFERRED TAX LIABILITY .....................       317.4        204.1
MINORITY INTERESTS ...................................       194.9        187.3
SHAREHOLDERS' EQUITY
   Preferred stock, $1.00 par value, 7,500,000
      shares authorized, none issued
   Common stock, $0.15 par value, 1,000,000,000
      shares authorized, 198,636,936
      and 198,663,916 shares issued in 2004
      and 2003, respectively .........................        29.8         29.8
   Additional paid-in capital ........................     1,824.5      1,832.0
   Retained earnings .................................     2,975.4      2,419.1
   Unamortized restricted stock ......................      (178.9)      (216.4)
   Accumulated other comprehensive income ............       268.5        109.7
   Treasury stock, at cost, 11,561,622 and
      8,239,072 shares in  2004 and 2003,
      respectively ...................................      (840.6)      (571.2)
                                                         ---------    ---------
   Total Shareholders' Equity ........................     4,078.7      3,603.0
                                                         ---------    ---------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........   $16,002.4    $14,620.0
                                                         =========    =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       Three Years Ended December 31, 2004
                              (Dollars in Millions)

                                                                                                     Accumulated            Total
                                                 Common Stock     Additional                            Other               Share-
                               Comprehensive  -------------------  Paid-in    Retained  Unamortized Comprehensive Treasury  holders'
                                  Income      Shares    Par Value  Capital    Earnings     Stock    (Loss) Income   Stock   Equity
                               -------------  ------    --------- ----------  --------  ----------- ------------- --------  -------
Balance December 31, 2001 ......            198,669,254   $  29.8  $1,781.9   $1,516.2    $(334.5)    $(295.4)  $ (450.3)  $2,247.7
Comprehensive Income:
  Net Income ................... $  570.5                                        570.5                                        570.5
  Translation adjustments,
    net of taxes of $(91.8) ....    141.2                                                               141.2                 141.2
                                 --------
Comprehensive income ...........    711.7
                                 ========
Dividends Declared .............                                                (148.8)                                      (148.8)
Amortization of stock-based
  compensation .................                                                            173.5                             173.5
Shares transactions under
  employee stock plans .........                                       89.0                (131.3)                  89.7       47.4
Shares issued for acquisitions .                                       (1.3)                                        22.8       21.5
Purchase of treasury shares ....                                                                                  (371.7)    (371.7)
Cancellation of shares .........                (68,363)               (4.7)                                         4.7         --
                                            -----------   -------   --------  --------    -------     -------   --------   --------
Balance December 31, 2002 ......            198,600,891      29.8   1,864.9    1,937.9     (292.3)     (154.2)    (704.8)   2,681.3
Comprehensive Income:
  Net Income ...................    631.0                                        631.0                                        631.0
  Translation adjustments,
    net of taxes of $(142.1) ...    263.9                                                               263.9                 263.9
                                 --------
Comprehensive income ...........    894.9
                                 ========
Dividends Declared .............                                                (149.8)                                      (149.8)
Amortization of stock-based
  compensation .................                                                            133.1                             133.1
Shares transactions under
  employee stock plans .........                                       (35.6)               (57.2)                 146.0       53.2
Shares issued for acquisitions .                 79,940                  4.9                                        11.3       16.2
Purchase of treasury shares ....                                                                                   (25.9)     (25.9)
Cancellation of shares .........                (16,915)                (2.2)                                        2.2         --
                                            -----------   -------   --------  --------    -------     -------   --------   --------
Balance December 31, 2003 ......            198,663,916      29.8    1,832.0   2,419.1     (216.4)      109.7     (571.2)   3,603.0
Comprehensive Income:
  Net Income ...................    723.5                                        723.5                                        723.5
  Translation adjustments,
    net of taxes of $(85.5) ....    158.8                                                               158.8                 158.8
                                 --------
Comprehensive income ........... $  882.3
                                 ========
Dividends Declared .............                                                (167.2)                                      (167.2)
Amortization of stock-based
  compensation .................                                                            117.2                             117.2
Shares transactions under
  employee stock plans .........                                        (6.1)               (79.7)                 170.7       84.9
Shares issued for acquisitions .                                         0.5                                         4.5        5.0
Purchase of treasury shares ....                                                                                  (446.5)    (446.5)
Cancellation of shares .........                (26,980)                (1.9)                                        1.9         --
                                            -----------   -------   --------  --------    -------     -------   --------   --------
Balance December 31, 2004 ......            198,636,936   $  29.8   $1,824.5  $2,975.4    $(178.9)    $ 268.5   $ (840.6)  $4,078.7
                                            ===========   =======   ========  ========    =======     =======   ========   ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Years Ended December 31,
                                                     (Dollars in Millions)
                                               --------------------------------
                                                 2004        2003        2002
                                               --------    --------    --------
Cash Flows from Operating Activities:
Net income .................................   $  723.5    $  631.0    $  570.5
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation of tangible assets ....      130.4       124.4       120.0
        Amortization of intangible assets ..       41.7        36.5        30.3
        Minority interests .................       76.1        80.2        68.3
        Earnings of affiliates less than
          dividends received ...............       (3.2)        0.8         3.4
        Net gain on investment activity ....      (13.1)         --          --
        Tax benefit on employee stock plans        26.2        15.7        14.3
        Provisions for losses on accounts
          receivable .......................       19.3        12.9        21.8
        Amortization of stock compensation .      117.2       133.1       173.5
        Changes in assets and liabilities
          providing (requiring) cash net of
          acquisitions:
        (Increase) decrease in accounts
          receivable .......................     (219.1)     (207.7)       25.6
        (Increase) decrease in billable
          production orders in process .....      (83.6)      (49.5)       34.0
        (Increase) decrease in prepaid
          expenses and other current assets      (113.1)     (116.8)       62.1
        Net change in other assets and
          liabilities ......................       86.8       (50.6)     (326.2)
        Increase (decrease) in advanced
          billings .........................       73.7        91.8       (14.9)
        Net increase (decrease) in accrued
          and deferred taxes ...............      108.7        23.2       (35.1)
        Increase in accounts payable .......      316.1       329.2       253.0
                                               --------    --------    --------
Net Cash Provided by Operating Activities ..    1,287.6     1,054.2     1,000.6
                                               --------    --------    --------
Cash Flows from Investing Activities:
   Capital expenditures ....................     (159.7)     (141.1)     (117.2)
   Payment for purchases of equity
      interests in subsidiaries and
      affiliates, net of cash acquired .....     (316.0)     (410.0)     (586.3)
   Purchases of long-term investments ......      (24.5)         --          --
   Purchases of short-term investments .....   (1,431.2)     (301.9)      (15.9)
   Proceeds from sales of short-term
     investments ...........................    1,172.5        39.0        36.3
                                               --------    --------    --------
Net Cash Used in Investing Activities ......     (758.9)     (814.0)     (683.1)
                                               --------    --------    --------
Cash Flows From Financing Activities:
   Net decrease in short-term borrowings ...      (25.5)      (15.6)     (127.7)
   Proceeds from issuance of debt ..........        8.3       796.3       900.0
   Repayments of principal of long-term
     debt obligations ......................      (15.3)     (234.1)     (339.9)
   Dividends paid ..........................     (163.1)     (149.3)     (148.4)
   Purchase of treasury shares .............     (446.5)      (25.9)     (371.7)
   Other, net ..............................       (7.9)      (16.8)      (32.1)
                                               --------    --------    --------
Net Cash (Used In ) Provided by
  Financing Activities .....................     (650.0)      354.6      (119.8)
                                               --------    --------    --------
   Effect of exchange rate changes on
     cash and cash equivalents .............       43.4       (18.3)       (2.9)
                                               --------    --------    --------
Net (Decrease) Increase in Cash and
  Cash Equivalents .........................      (77.9)      576.5       194.8
Cash and Cash Equivalents at
  Beginning of Year ........................    1,243.5       667.0       472.2
                                               --------    --------    --------
Cash and Cash Equivalents at
  End of Year ..............................   $1,165.6    $1,243.5    $  667.0
                                               ========    ========    ========
Supplemental Disclosures:
   Income taxes paid .......................   $  267.1    $  344.0    $  338.7
   Interest paid ...........................   $   44.6    $   56.9    $   42.4

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

      Our revenue recognition policies are in compliance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin ("SAB") 101, "Revenue and Recognition in Financial Statements" as updated by SAB 104, "Revenue Recognition". SAB 101 and 104 summarize certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Also, in July 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") released Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". This Issue summarized the EITF's views on when revenue should be recorded at the gross amount billed because revenue has been earned from the sale of goods or services, or the net amount retained because revenue has been earned from a fee or commission. Additionally, in January 2002, the EITF released Issue 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. This Issue summarized the EITF's views on when out-of-pocket expenses should be characterized as revenue. Our revenue recognition policies are in compliance with SAB 101, SAB 104, EITF 99-19 and EITF 01-14. In the majority of our businesses, we act as an agent and record revenue equal to the net amount retained, when the fee or commission is earned.

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

      Investments Available for Sale. Investments available for sale are comprised of the following two categories of investments:

      Short-term investments and time deposits with financial institutions consist principally of investments made with our excess cash which we expect to convert into cash in our current operating cycle, generally within one year. Certain of these investments mature at par with maturities longer than one year, however they are reset to par every 49 days or less, with any changes reflected in our interest income. There are no realized gains or losses, or unrealized gains or losses from these short-term investments because market approximates cost. Therefore, they are classified as current assets.

      Long-term investments are included in other assets in our balance sheet and are comprised of minority ownership interests in certain marketing and corporate communications services companies where we do not exercise significant influence over the operating and financial policies of the investee. We account for these investments under the cost method. We periodically evaluate our cost-based investments to determine if there have been any other than temporary declines in value. A variety of factors are considered when determining if a decline in market value below book value is other than temporary, including, among others, the financial condition and prospects of the investee, as well as our investment intent.

                       OMNICOM GROUP INC. AND SUBSIDIARIES

      Cost-Based Investments. Cost-based long-term investments are primarily comprised of preferred equity interests in non-public marketing and corporate communications services companies where we do not exercise significant influence over the operating and financial policies of the investee. These minority interests are accounted for under the cost method and are included in other assets in our balance sheet. These investments are periodically evaluated to determine if there have been any other than temporary declines below book value. A variety of factors are considered when determining if a decline in fair value below book value is other than temporary, including, among others, the financial condition and prospects of the investee, as well as our investment intent.

      Equity Method Investments. The equity method is used to account for investments in entities in which we have an ownership of less than 50% and have significant influence over the operating and financial policies of the affiliate. The excess of the cost of our ownership interest in the stock of those affiliates over our share of the fair value of their net assets at the acquisition date is recognized as goodwill and included in the carrying amount of our investment. Subsequent to the adoption of SFAS 142, equity method goodwill is not amortized. We periodically evaluate these investments to determine if there have been any other than temporary declines below book value. A variety of factors are considered when determining if a decline in fair value below book value is other than temporary, including, among others, the financial condition and prospects of the investee, as well as our investment intent.

      Treasury Stock. We account for treasury share purchases at cost. The reissuance of treasury shares is accounted for at the average cost. Gains or losses on the reissuance of treasury shares are accounted for as additional paid-in capital and do not affect reported results of operations.

      Foreign Currency Translation. Our financial statements were prepared in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". All of our foreign subsidiaries use their local currency as their functional currency in accordance with SFAS
52. Accordingly, the currency impacts of the translation of the balance sheets of our foreign subsidiaries to U.S. dollar statements are included as translation adjustments in other accumulated comprehensive income. The income statements of foreign subsidiaries are translated at average exchange rates for the year. Net foreign currency transaction gains included in pre-tax income were $2.6 million in 2004, $4.7 million in 2003 and $0.6 million in 2002.

      Earnings Per Common Share. Basic earnings per share is based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents which include outstanding options and restricted shares. For purposes of computing diluted earnings per share for the years ended December 31, 2004, 2003 and 2002, respectively, 863,200, 297,900 and 151,000 shares were assumed to have been outstanding related to common share equivalents. Additionally, the assumed increase in net income related to the after tax compensation expense related to dividends on restricted shares used in the computations was $1.3 million, $1.1 million and $1.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. The number of shares used in the computations were as follows:

                                       2004          2003          2002
                                    -----------   -----------   -----------
     Basic EPS computation ......   185,724,200   187,258,200   186,093,600
     Diluted EPS computation ....   186,587,400   187,556,100   186,244,600

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

      Goodwill and Other Intangibles. In accordance with SFAS 142, "Goodwill and Other Intangible Assets", goodwill acquired resulting from a business combination is not amortized, but is periodically tested for impairment. Additionally, in accordance with SFAS 141, "Business Combinations", we allocate the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values including other identifiable intangible assets, as applicable, primarily customer relationships and trade names. Information about acquisitions can be found in note 2.

      Under SFAS 142, we no longer amortize goodwill and intangible assets with indefinite lives and we are required to perform an annual impairment test on goodwill balances and intangible assets with indefinite lives. In performing this impairment test, SFAS 142 requires that we: identify the components of our operating segments that are reporting units and their respective carrying value; estimate the fair value of the reporting units; and compare the fair value to the carrying value of the reporting units to determine if there is a potential impairment. If there is a potential impairment, SFAS 142 requires that additional analysis be performed to determine the amount of the impairment, if any, to be recorded.

      In accordance with paragraph 30 of SFAS 142, we identified our regional reporting units as components of our operating segments, which are our four agency networks. The regional reporting units are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our client-centric strategy for delivering services to clients in their regions. We then concluded that for each of our operating segments, their regional reporting units had similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in paragraph 17 of SFAS 131 and the guidance set forth in EITF D-101: Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142. Consistent with the fundamentals of our business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics, as the main economic components of each agency are the salary and service costs associated with providing professional services, the office and general costs associated with office space and occupancy, and the provision of technology requirements which are generally limited to personal computers, servers and off-the-shelf software. Finally, the expected benefits of our acquisitions are typically shared across multiple agencies and regions as they work together to integrate the acquired agency into our client service strategy.

      We perform our impairment test during the second quarter of each year. In determining the fair value of our operating segments, we perform a discounted cash flow analysis assuming the reporting units could be sold in a nontaxable transaction between willing parties. When comparing the fair value of our reporting units to their carrying value, we include deferred taxes in the carrying value of each of our reporting units. We concluded, for each year presented in the financial statements, that our goodwill was not impaired. We plan on continuing to perform our impairment test during the second quarter of each year unless certain events, as defined in SFAS 142, trigger the need for an earlier evaluation for impairment.

      Deferred Taxes. Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of our assets and liabilities. Deferred tax assets result principally from recording certain expenses in the financial statements which are not currently deductible for tax purposes, including employee stock-based compensation expense and from differences between the tax and book basis of assets and liabilities recorded in connection with acquisitions. Deferred tax liabilities result principally from non-cash, unrealized financial statement gains associated with financial instruments and investments, basis differences arising from investments and tangible and deductible intangible assets, capital transactions and expenses which are currently deductible for tax purposes, but have not yet been expensed in the financial statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES

      Employee Stock Options. Options are accounted for in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123". We elected, effective January 1, 2004, to account for stock-based employee compensation using the fair value method. As a result, the fair value of stock-based employee compensation, including unvested employee stock options issued and outstanding, were recorded as an expense in the current year utilizing the retroactive restatement method as set forth in SFAS 148. Accordingly, our results for the prior years have been restated as if we had used the fair value method to account for stock-based employee compensation. Pre-tax stock-based employee compensation costs for the years ended December 31, 2004, 2003, and 2002, were $117.2 million, $133.1 million and $173.5 million, respectively. Also in connection with the restatement, our December 31, 2003 balance sheet presented reflects an increase in the deferred tax benefit of $120.5 million, an increase in additional paid-in capital of $434.7 million, an increase in unamortized stock compensation of $92.6 million and a decrease in retained earnings of $221.6 million. Information about our specific awards and stock plans can be found in note 7.

      In December 2004, the FASB issued SFAS No. 123 (Revised 2004) -- Share-Based Payment ("SFAS 123R") which is effective for reporting periods beginning after June 15, 2005 and generally applies to grants made after adoption. SFAS 123R is a revision of FASB No. 123, Accounting for Stock-Based Compensation. As a result of our adoption of SFAS 123 on January 1, 2004, we believe that the adoption of SFAS 123R will not have a material impact on our consolidated results of operations or financial position. However, we are in the process of assessing the full impact of this revision.

      The table below presents a reconciliation of net income and earnings per share, as reported, to the restated results for the years ended December 31, 2003 and 2002.

                                                      (Dollars in Millions,
                                                    Except Per Share Amounts)
                                                 -------------------------------
                                                                Earnings Per
                                                                Common Share
                                                              ----------------
                                                 Net Income   Basic    Diluted
                                                 ----------   -----    -------
As reported, year ended December 31, 2003 ....   $675.9       $ 3.61    $ 3.59
Less fair value of stock options issued,
  net of taxes ...............................     44.9         0.24      0.22
                                                 ------       ------    ------
Restated, year ended December 31, 2003 .......   $631.0       $ 3.37    $ 3.37
                                                 ======       ======    ======

As reported, year ended December 31, 2002 ....   $643.5       $ 3.46    $ 3.44
Less fair value of stock options issued,
  net of taxes ...............................     73.0         0.39      0.37
                                                 ------       ------    ------
Restated, year ended December 31, 2002 .......   $570.5       $ 3.07    $ 3.07
                                                 ======       ======    ======

      Cash Flows. Our cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase.

      Concentration of Credit Risk. We provide marketing and corporate communications services to thousands of clients who operate in nearly every industry sector. We grant credit to qualified clients in the ordinary course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 4.3% of our 2004 consolidated revenue and no other client accounted for more than 2.8% of our 2004 consolidated revenue.

      Derivative Financial Instruments. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.

      Our derivative financial instruments consist principally of forward foreign exchange contracts and cross- currency interest rate swaps. For derivative financial instruments to qualify for hedge accounting the following criteria must be met: (1) the hedging instrument must be designated as a hedge;
(2) the hedged exposure must

                       OMNICOM GROUP INC. AND SUBSIDIARIES
be specifically identifiable and expose us to risk; and (3) it must be highly probable that a change in fair value of the derivative financial instrument and an opposite change in the fair value of the hedged exposure will have a high degree of correlation.

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

      Reclassifications. Certain prior year amounts have been reclassified in our balance sheet and statements of cash flow to conform with the 2004 presentation.

2. Acquisitions

      During 2004, we completed seven acquisitions of new subsidiaries and made additional investments in companies in which we already had an ownership interest. In addition, we made contingent purchase price payments related to acquisitions completed in prior years. The aggregate cost of these transactions, including cash payments and the assumption of liabilities for 2004 was as follows (dollars in millions):

     New and existing subsidiaries .........................         $186.7
     Contingent purchase price payments ....................          191.4
                                                                     ------
                                                                     $378.1
                                                                     ======

      Valuations of these companies were based on a number of factors, including specialized know-how, reputation, geographic coverage, competitive position and service offerings. Our acquisition strategy has been focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of our various strategic business platforms through the expansion of their geographic reach and/or their service capabilities to better serve our clients. Consistent with our acquisition strategy and past practice, most acquisitions completed in 2004 included an initial payment at the time of closing and provide for additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. These contingent purchase price obligations are accrued when the contingency is resolved and payment is certain.

      For each of our acquisitions we undertake a detailed review to identify other intangible assets and a valuation is performed for all such assets identified. Like most service businesses, a substantial portion of the intangible asset value that we acquire is the know-how of the people, which is treated as part of goodwill and is not required to be valued separately by SFAS
141. The majority of the value of the identifiable intangible assets that we acquire is derived from customer relationships and the related customer contracts. In executing our acquisition strategy, one of the primary drivers in identifying and executing a specific transaction is the

                       OMNICOM GROUP INC. AND SUBSIDIARIES
existence of, or the ability to, expand our existing client relationships. When executing our acquisition strategy, a significant portion of an acquired company's revenues is often derived from existing clients. The expected benefits of our acquisitions are typically shared across multiple agencies and regions.

      As of December 31, 2004 and 2003, the components of our intangible assets were as follows:

                                                                                  (Dollars in Millions)
                                                      ----------------------------------------------------------------------------
                                                              December 31, 2004                           December 31, 2003
                                                      ----------------------------------         ---------------------------------
                                                      Gross                         Net          Gross                       Net
                                                      Carry        Accumulated     Book          Carry       Accumulated     Book
                                                      Value       Amortization     Value         Value      Amortization     Value
                                                      -----       ------------     -----         -----      ------------     -----
Intangible assets subject to
  SFAS 142 impairment tests:
Goodwill .....................................       $7,016.8       $  605.4     $6,411.4       $6,467.0       $  580.8     $5,886.2
Other identifiable intangible
  assets subject to amortization:
Purchased and internally
  developed software .........................          207.8          141.4         66.4          188.2          114.5         73.7
Customer related and other ...................           66.9           23.3         43.6           61.0           13.3         47.7
                                                     --------       --------     --------       --------       --------     --------
Total ........................................       $  274.7       $  164.7     $  110.0       $  249.2       $  127.8     $  121.4
                                                     ========       ========     ========       ========       ========     ========

      The other identifiable intangible assets are amortized on a straight-line basis ranging from 5 to 10 years.

3.  Bank Loans and Lines of Credit

      Bank loans of $17.5 million and $42.4 million at December 31, 2004 and 2003, respectively, are primarily comprised of the bank overdrafts of our international subsidiaries. These loans are treated as unsecured loans pursuant to our bank agreements. The weighted average interest rate on these bank loans as of December 31, 2004 and 2003 was 5.6% and 5.2%, respectively.

      At December 31, 2004 and 2003, we had committed and uncommitted lines of credit aggregating $2,401.9 million and $2,468.2 million, respectively. The unused portion of these credit lines was $2,384.4 million and $2,425.8 million at December 31, 2004 and 2003, respectively. The lines of credit, including the credit facilities discussed below, are generally extended to us on terms that the banks grant to borrowers with credit ratings similar to ours.

      On May 24, 2004, we amended and extended our existing revolving credit facilities with a consortium of banks, resulting in a five-year $1,500.0 million revolving credit facility which matures May 24, 2009, and a $500.0 million 364-day revolving credit facility with a maturity date of May 23, 2005. These facilities amended our previous three-year $835.0 million and $1,200.0 million, 364-day revolving credit facilities. The 364-day facility continues to include a provision which allows us to convert all amounts outstanding at expiration of the facility into a one-year term loan.

      The bank consortium for our five-year and 364-day bank facilities consists of 27 banks. Citibank N.A. acts as administrative agent, ABN Amro acts as syndication agent and JPMorgan Chase Bank and HSBC Bank USA act as co-documentation agents for the facilities. Other significant lending institutions include Societe Generale, Bank of America, Wachovia and Sumitomo Mitsui. These facilities provide us with the ability to classify up to $2.0 billion of our borrowings that could come due within one year as long-term debt, when it is our intention to keep the borrowings outstanding on a long-term basis.

      These credit facilities provide support for our $1,500.0 million commercial paper program. The gross amount of commercial paper issued and redeemed under our commercial paper program during 2004 was $27.2 billion, with an average term of 2.3 days. During 2003, $19.6 billion of commercial paper was issued and redeemed with an average term of 5.9 days. As of December 31, 2004 and 2003, we had no commercial paper borrowings outstanding.

                       OMNICOM GROUP INC. AND SUBSIDIARIES

      The credit facilities contain financial covenants limiting the ratio of total consolidated indebtedness to total consolidated EBITDA (EBITDA for purposes of this covenant being defined as earnings before interest, taxes, depreciation and amortization) to no more than 3.0 times. In addition, we are required to maintain a minimum ratio of EBITDA to interest expense of at least
5.0 times. At December 31, 2004, our ratio of debt to EBITDA was 1.9 times and our ratio of EBITDA to interest expense was 27.1 times. We were in compliance with these covenants.

4. Long-Term Debt and Convertible Notes

      Long-term debt and convertible notes outstanding as of December 31, 2004 and 2003 consisted of the following:

                                                          (Dollars in Millions)
                                                         ----------------------
                                                            2004        2003
                                                         ---------    ---------
Euro 152.4 million 5.20% Euro Notes, due
  June 24, 2005 ......................................   $   206.6    $   192.0
Other notes and loans at rates from 3.1% to 9.8%,
  due through 2010 ...................................        21.7         17.7
                                                         ---------    ---------
                                                             228.3        209.7
Less current portion .................................       209.2         12.4
                                                         ---------    ---------
  Total long-term debt ...............................   $    19.1    $   197.3
                                                         =========    =========
Convertible notes -- due February 7, 2031 ............       847.0    $   847.0
Convertible notes -- due July 31, 2032 ...............       892.3        892.3
Convertible notes -- due June 15, 2033 ...............       600.0        600.0
                                                         ---------    ---------
                                                           2,339.3      2,339.3
Less current portion .................................          --           --
                                                         ---------    ---------
  Total convertible notes ............................   $ 2,339.3    $ 2,339.3
                                                         =========    =========

      For the years ended December 31, 2004, 2003 and 2002, we incurred gross interest expense on our borrowings of $51.1 million, $57.9 million and $45.5 million, respectively. Interest expense included $23.0 million, $28.1 million and $2.6 million related to our convertible notes in 2004, 2003 and 2002, respectively. In addition, interest expense relative to our (euro)152.4 million Euro 5.20% notes was $10.4 million, $10.3 million and $8.1 million in 2004, 2003 and 2002, respectively. The remainder of our interest expense in these years was related to our short-term borrowings.

      The 2004 interest expense was impacted by the amortization of a portion of the interest payments of $6.7 million and $24.5 million made in August of 2003 and 2004, respectively, related to our convertible notes due 2032, amortization of a portion of the interest payment of $1.5 million made in November and December of 2004 related to our convertible notes due 2033 and amortization of a portion of the interest payment of $14.8 million made in November 2004 related to our convertible notes due 2031. The 2003 interest expense was impacted by the amortization of a portion of the interest payments of $25.4 million and $6.7 million made on February 21, 2003 and on August 6, 2003 to qualified noteholders of our convertible notes due 2031 and 2032, respectively.

      On June 24, 1998, we issued (euro)152.4 million 5.20% notes. The notes are senior unsecured obligations of the Company. Unless previously redeemed, or purchased and cancelled, the notes mature on June 24, 2005.

      The $847.0 million aggregate principal amount of Liquid Yield Option notes due February 7, 2031, were issued by us in February 2001. These notes are senior unsecured zero-coupon securities that are convertible into 7.7 million common shares, implying a conversion price of $110.01 per common share, subject to normal anti-dilution adjustments. These notes are convertible at a specified ratio only upon the occurrence of certain events, including if our common shares trade above certain levels, if we effect extraordinary transactions or if our long-term debt ratings are downgraded by at least two notches from their December 31, 2004 level of A- to BBB or

                       OMNICOM GROUP INC. AND SUBSIDIARIES
lower by Standard & Poor's Ratings Services ("S&P"), or from their December 31, 2004 level of Baa1 to Baa3 or lower by Moody's Investors Services, Inc. ("Moody's"). These events would not, however, result in an adjustment of the number of shares issuable upon conversion. Holders of these notes have the right to put the notes back to us for cash in February of each year, beginning in February 2006, and we have agreed not to redeem the notes for cash before February 7, 2009. There are no events that accelerate the noteholders' put rights. Beginning in February 2006, if the market price of our common shares exceeds certain thresholds, we may be required to pay contingent cash interest.

      The $892.3 million aggregate principal amount of Zero Coupon Zero Yield Convertible Notes due July 31, 2032 were issued by us in March 2002. The notes are senior unsecured zero-coupon securities that are convertible into 8.1 million common shares, implying a conversion price of $110.01 per common share, subject to normal anti-dilution adjustments. These notes are convertible at a specified ratio only upon the occurrence of certain events, including if our common shares trade above certain levels, if we effect extraordinary transactions or if our long-term debt ratings are downgraded at least two notches from their December 31, 2004 level of A- to BBB or lower by S&P, or from their December 31, 2004 level of Baa1 to Baa3 or lower by Moody's. These events would not, however, result in an adjustment of the number of shares issuable upon conversion. Holders of these notes have the right to put the notes back to us for cash in August of each year and we have agreed not to redeem the notes for cash before July 31, 2009. There are no events that accelerate the noteholders' put rights. Beginning in August 2007, if the market price of our common shares exceeds certain thresholds, we may be required to pay contingent cash interest.

      The $600.0 million aggregate principal amount of Zero Coupon Zero Yield Convertible Notes due June 15, 2033, were issued by us in June 2003. The notes are senior unsecured obligations that are convertible into 5.8 million common shares, implying a conversion price of $103.00 per common share, subject to normal anti-dilution adjustments. These notes are convertible at the specified ratio only upon the occurrence of certain events, including if our common shares trade above certain levels, if we effect extraordinary transactions or if our long-term debt ratings are downgraded from their current level to Ba1 or lower by Moody's or BBB- or lower by S&P. The occurrence of these events will not result in an adjustment of the number of shares issuable upon conversion. Holders of these notes have the right to put the notes back to us for cash on June 15, 2006, 2008, 2010, 2013, 2018, 2023 and on each June 15 annually thereafter through June 15, 2032 and we have a right to redeem the notes for cash beginning on June 15, 2010. There are no events that accelerate the noteholders' put rights. Beginning in June 2010, if the market price of our common shares exceeds certain thresholds, we may be required to pay contingent cash interest.

      In August 2004, we amended the indenture to the Zero Coupon Zero Yield Convertible Notes due 2032. In November 2004, we amended the indentures to the Liquid Yield Option Notes due 2031 and the Zero Coupon Zero Yield Convertible Notes due 2033. The amendments to all three indentures were similar with respect to settlement of the notes on put or conversion. We amended the provisions regarding payment to the noteholders in the event of a put. Previously, we could satisfy the put obligation in cash, shares or a combination of both, at our option. The amendments provide that we can only satisfy the put obligation in cash. We also amended the provisions regarding payment to the noteholders in the event the noteholders exercise their conversion right. Previously, we were required to satisfy the conversion obligation of each note by delivering the underlying number of shares, as adjusted, into which the note converts. The amendments provide that the conversion obligation is equal to a conversion value determined on the day of conversion, calculated by multiplying the share price at the close of business on that day by the underlying number of shares into which the note converts. We then satisfy the conversion value by paying the initial principal amount of the note in cash and the balance of the conversion value in cash or shares, at our option. At the same time we amended the indenture provisions governing settlement on put or conversion, we also amended the provisions of the Liquid Yield Option Notes due 2031 and the Zero Coupon Zero Yield Convertible Notes due 2032 governing the payment of contingent cash interest.

                       OMNICOM GROUP INC. AND SUBSIDIARIES

      Aggregate stated maturities of long-term debt and convertible notes are as follows:

                                                           (Dollars in Millions)
                                                           ---------------------
     2005 ..........................................             $  209.2
     2006 ..........................................                  1.1
     2007 ..........................................                  0.9
     2008 ..........................................                  0.5
     2009 ..........................................                  0.5
     2010 ..........................................                 15.9
     Thereafter ....................................              2,339.5

5. Segment Reporting

      Our wholly and partially owned agencies operate within the advertising, marketing and corporate communications services industry. These agencies are organized into agency networks, virtual client networks, regional reporting units and operating groups. Consistent with the fundamentals of our business strategy, our agencies serve similar clients, in similar industries, and in many cases the same clients across a variety of geographies. In addition, our agency networks have similar economic characteristics and similar long-term operating margins, as the main economic components of each agency are the salary and service costs associated with providing professional services, the office and general costs associated with office space and occupancy, and the provision of technology requirements which are generally limited to personal computers, servers and off-the-shelf software. Therefore, given these similarities and in accordance with the provisions of SFAS 131 - Disclosures about Segments of an Enterprise and Related Information, most specifically paragraph 17, we aggregate our operating segments, which are our four agency networks, into one reporting segment.

      A summary of our revenue and long-lived assets by geographic area for the years then ended, and as of December 31, 2004, 2003 and 2002 is presented below:

                                                                         (Dollars in Millions)
                                              ----------------------------------------------------------------------------
                                              United           Euro             United           Other
                                              States        Denominated         Kingdom      International    Consolidated
                                              ------        -----------         -------      -------------    ------------
2004
  Revenue ..........................         $5,223.4         $2,058.2         $1,085.0         $1,380.6         $9,747.2
  Long-Lived Assets ................            329.9            110.1             99.5             96.9            636.4
2003
  Revenue ..........................         $4,720.9         $1,789.9         $  941.9         $1,168.7         $8,621.4
  Long-Lived Assets ................            309.2             98.4             95.6             93.6            596.8
2002
  Revenue ..........................         $4,284.6         $1,458.6         $  814.1         $  979.0         $7,536.3
  Long-Lived Assets ................            319.7             75.2             86.9             75.9            557.7

6. Equity and Cost Based Investments

      We have investments in unconsolidated affiliated companies accounted for under the equity method. The affiliated companies offer marketing and corporate communications services similar to those offered by our operating companies. The equity method is used when we own less than 50% of the common stock but exercise significant influence over the operating and financial policies of the affiliate. The following table summarizes the balance sheets and income statements of our unconsolidated affiliates, as of December 31, 2004 and 2003 and for the years then ended:

                                                     (Dollars in Millions)
                                                   ------------------------
                                                    2004             2003
                                                   -------          -------
     Total net assets ...................          $ 176.4          $ 183.5
     Gross revenue ......................            472.4            493.2
     Net income .........................             37.7             46.9

                       OMNICOM GROUP INC. AND SUBSIDIARIES

      Our equity interest in the net income of these affiliated companies was $17.1 million and $15.1 million for 2004 and 2003, respectively. Our equity interest in the net assets of these affiliated companies was $108.2 million and $96.0 million at December 31, 2004 and 2003, respectively. Owners of interests in certain of our affiliated companies have the right in certain circumstances to require us to purchase additional ownership stakes at fair value. The terms of these rights vary for each arrangement and the ultimate amount payable in the future also varies based upon the future earnings of the affiliated companies, changes in the applicable foreign currency exchange rates and the timing of when these rights are exercised.

      Our cost based investments at December 31, 2004 were primarily comprised of preferred interests representing equity interests of less than 20% in various service companies. This method is used when we own less than a 20% equity interest and do not exercise significant influence over the operating and financial policies of the investee. The total cost basis of these investments, which are included in other assets on our balance sheet, as of December 31, 2004 and 2003 was $41.8 million and $27.1million, respectively.

      At December 31, 2003, we held a non-voting, non-participating preferred stock interest in Seneca Investments LLC ("Seneca"). Seneca was initially formed in 2001 from our contribution of Communicade, our subsidiary that conducted e-services industry investment activities. All of Communicade's investments at that time were comprised of minority interests in e-services industry businesses. Upon Seneca's formation, the transaction was accounted for in accordance with SFAS 140, Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities, and resulted in no gain or loss being recognized by us on Seneca's formation. The preferred stock was non-voting and was entitled to dividends at a rate of 8.5%, compounded semi-annually and was redeemable on the 10th anniversary of issuance or earlier upon the occurrence of certain extraordinary events. No cash dividends were paid by Seneca or accrued by us subsequent to Seneca's formation.

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

      On Seneca's formation and for all subsequent periods, the fair value of our investment in Seneca exceeded its carrying value. Because our preferred stock did not have a conversion feature, we considered it similar to a debt instrument where it is not probable that the contractual interest payments may be collected as scheduled in the loan agreement. Accordingly, we applied the cost-recovery method, in accordance with the provisions of SFAS 114 and SFAS 118 and we did not accrue any dividend income. Under the cost-recovery method, investment income cannot be recorded until it is probable of realization. Consequently, we did not record any investment income related to unpaid dividends and in connection with the purchases of Organic, Inc. and AGENCY.com from Seneca, we applied the redemption of our preferred stock against our remaining carrying value of our investment such that at December 31, 2003, our remaining carrying value was reduced to zero.

      In March 2004, we exchanged our remaining shares of preferred stock in Seneca for a $24.0 million senior secured note due in 2007 that bears interest at a rate of 6.25% and 40% of Seneca's outstanding common stock which we are accounting for under the equity method. The senior secured note is accounted for in our other assets. The restructuring was proposed by the common stockholders of Seneca because the expected value of the assets that remained in Seneca in early 2004 was insufficient to fund the preferred dividends that had accrued to that date and were expected to accrue prior to potential realization events in the future. The restructuring re-aligned the incentives of the common shareholders with ours because it provided them with additional incentives to maximize the value of the Seneca assets and to monetize the assets on an accelerated basis. The exchange was accounted for at fair value in accordance with EITF 98-3 and we recorded a net pre-tax gain of $24.0 million.

      The $24.0 million pre-tax gain, which was included in operating income, was partially offset by losses of $10.9 million from other investment activity unrelated to Seneca.

                       OMNICOM GROUP INC. AND SUBSIDIARIES

      In January 2005, we received a distribution of $5.2 million from Seneca which was applied against the senior secured note reducing the outstanding principal to $20.0 million.

7. Employee Stock Plans

      Our equity incentive compensation plan was adopted in 2002 ("Equity Incentive Plan"). Under the Equity Incentive Plan, 9.2 million common shares are reserved for options and other awards, of which 3.3 million were for restricted stock awards. Pursuant to the Equity Incentive Plan, the exercise price of options awarded may not be less than 100% of the market price of the stock at the date of grant and the option term cannot be longer than seven years from the date of grant. The terms of each option and the times at which each option will be exercisable will be determined by the Compensation Committee of the Board of Directors. It is anticipated that the full vesting period for options will be no shorter than three years. Current year option grants become exercisable 30% on each of the first two anniversary dates of the grant date with the final 40% becoming exercisable three years from the grant date.

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

      Under the terms of our long-term shareholder value plan ("LTSV Plan"), common shares were reserved for option awards to key employees of the Company at an exercise price that is no less than 100% of the market price of the stock at the date of the grant. The options become exercisable after the sixth anniversary date of grant. The options can become exercisable prior to this anniversary date in increments of one-third if the market value for the Company's common stock increases compared to the market price on the date of grant by at least 50%, 75% and 100%, respectively. As a result of the adoption of the Equity Incentive Plan during 2002, no new awards may be granted under Omnicom's LTSV Plan.

      Options included under all prior incentive compensation plans, all of which were approved by our shareholders, for the past three years are:

                                                                2004                        2003                        2002
                                                        --------------------        --------------------        --------------------
                                                                    Weighted                    Weighted                    Weighted
                                                                     Average                     Average                     Average
                                                                    Exercise                    Exercise                    Exercise
                                                        Shares        Price         Shares        Price         Shares        Price
                                                        ------      --------        ------      --------        ------      --------
Shares under option, beginning of year .........      18,677,095      $70.62      19,157,495      $69.83      17,743,823      $66.30
Options granted under:
 1998 Plan .....................................              --          --              --          --       2,289,607       91.82
 LTSV Plan .....................................              --          --              --          --              --          --
 Equity Incentive Plan .........................          50,000       77.37         617,500       47.85          28,149       60.39
Options exercised ..............................      (1,376,837)      40.52        (899,943)      38.89        (634,917)      44.56
Options forfeited ..............................         (46,211)      67.41        (197,957)      67.43        (269,167)      81.69
                                                     -----------      ------     -----------      ------     -----------      ------
Shares under option, end of year ...............      17,304,047      $73.05      18,677,095      $70.62      19,157,495      $69.83
                                                     ===========      ======     ===========      ======     ===========      ======
Options exercisable at year-end........               11,822,997                  10,972,492                   9,413,333
                                                     ===========                 ===========                 ===========

                       OMNICOM GROUP INC. AND SUBSIDIARIES

      The following table summarizes the information above about options outstanding and options exercisable at December 31, 2004:

                                         Options Outstanding                      Options Exercisable
                           ------------------------------------------------   ----------------------------
                                         Weighted Average
  Range of Exercise          Options         Remaining     Weighted Average     Options   Weighted Average
 Prices (in dollars)       Outstanding   Contractual Life   Exercise Price    Exercisable  Exercise Price
 -------------------       -----------   ----------------  ----------------   ----------- ----------------
$12.94 to 26.27               140,361          1 year           $12.97          140,361         $12.97
 19.72                        200,000       1-2 years            19.72          200,000          19.72
 24.28                        250,000       2-3 years            24.28          250,000          24.28
 39.75 to 66.40               597,100       3-4 years            43.17          597,100          43.17
 44.62 to 91.22             2,468,871       4-5 years            78.61        2,457,609          78.69
 47.74 to 84.00             2,745,600       5-6 years            72.33        2,313,500          76.91
 62.35 to 87.16             8,727,808       6-7 years            72.65        4,508,270          76.41
 85.84 to 93.55             2,174,307       7-8 years            91.84        1,356,307          91.81
                            ---------                                        ----------
                           17,304,047                                        11,822,997
                           ==========                                        ==========

      The weighted average fair value, calculated on the basis summarized below, of each option granted was $20.65, $9.87, and $28.01 for 2004, 2003 and 2002,
respectively. The fair value of each option grant has been determined as of the date of grant using the Black-Scholes option valuation model and with the following assumptions (without adjusting for the risk of forfeiture and lack of liquidity):

                                   2004             2003              2002
                                   ----             ----              ----
Expected option lives.....       3.5 years        3.5 years          5 years
Risk free interest rate...      2.2% - 3.4%         2.1%           2.4% - 4.7%
Expected volatility.......     33.4% - 36.2%       29.00%        28.20% - 35.30%
Dividend yield............      1.1% - 1.2%         1.7%           0.9% - 1.3%

      Restricted Shares. Changes in outstanding shares of restricted stock for the three years ended December 31, 2004 were as follows:

                                            2004          2003          2002
                                         ----------    ----------    ----------
Restricted shares at beginning of year    2,369,348     2,070,844     2,227,022
  Number granted .....................    1,078,230     1,093,128       769,964
  Number vested ......................     (900,454)     (708,719)     (806,626)
  Number forfeited ...................     (134,711)      (85,905)     (119,516)
                                         ----------    ----------    ----------
Restricted shares at end of year .....    2,412,413     2,369,348     2,070,844
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

      ESPP. We have an employee stock purchase plan that enables employees to purchase our common stock through payroll deductions over each plan quarter at 85% of the market price on the last trading day of the plan quarter. Purchases are limited to 10% of eligible compensation as defined by ERISA. During 2004, 2003 and 2002, employees purchased 288,181 shares, 315,566 shares and 349,181 shares, respectively, all of which were treasury shares, for which $19.0 million, $18.1 million and $22.5 million, respectively, was paid to us. For this plan, 1,349,224 shares remain reserved at December 31, 2004.

      Total pre-tax stock-based employee compensation costs for the years ended December 31, 2004, 2003 and 2002, were $117.2 million, $133.1 million and $173.5 million, respectively.

                       OMNICOM GROUP INC. AND SUBSIDIARIES

8. Income Taxes

      Income before income taxes and the provision for taxes on income consisted of the amounts shown below:

                                                  Years Ended December 31,
                                            -----------------------------------
                                                  (Dollars in Millions)
                                              2004          2003         2002
                                            --------      --------     --------
Income before income taxes:
  Domestic ............................     $  646.7      $  629.4     $  581.2
  International .......................        532.1         419.6        373.4
                                            --------      --------     --------
    Total .............................     $1,178.8      $1,049.0     $  954.6
                                            ========      ========     ========

Provision for taxes on income:
  Current:
    Federal ...........................     $  161.0      $  143.3     $  154.6
    State and local ...................         11.8          14.4         35.1
    International .....................        160.2         139.3        136.8
                                            --------      --------     --------
    Total Current .....................        333.0         297.0        326.5
                                            ========      ========     ========

  Deferred:
    Federal ...........................         72.4          69.4         21.8
    State and local ...................          1.6          (2.7)        (4.6)
    International .....................        (10.7)        (10.7)       (14.1)
                                            --------      --------     --------
    Total Deferred ....................         63.3          56.0          3.1
                                            --------      --------     --------
    Total .............................     $  396.3      $  353.0     $  329.6
                                            ========      ========     ========

      Our effective income tax rate varied from the statutory federal income tax rate as a result of the following factors:

                                                2004          2003         2002
                                            --------      --------     --------
Statutory federal income tax rate .....         35.0%         35.0%        35.0%
State and local taxes on income,
  net of federal income tax benefit ...          0.7           0.7          2.1
International subsidiaries' tax
  rate differentials ..................         (2.6)         (1.9)        (1.0)
Other .................................          0.5          (0.2)        (1.6)
                                            --------      --------     --------
Effective rate ........................         33.6%         33.6%        34.5%
                                            ========      ========     ========

      Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of our assets and liabilities. Deferred tax assets result principally from recording certain expenses in the financial statements which are not currently deductible for tax purposes, including employee stock-based compensation expense and from differences between the tax and book basis of assets and liabilities recorded in connection with acquisitions. Deferred tax liabilities result principally from non-cash, unrealized financial statement gains associated with financial instruments and investments, basis differences arising from investments and tangible and deductible intangible assets, capital transactions and expenses which are currently deductible for tax purposes, but have not yet been expensed in the financial statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES

      Deferred tax assets and liabilities as of December 31, 2004 and 2003 consisted of the amounts shown below (dollars in millions):

                                                               2004       2003
                                                             -------    -------
Deferred tax assets:
  Compensation and severance .............................   $ 271.4    $ 240.4
  Tax loss carryforwards .................................      98.5      116.8
  Basis differences arising from acquisitions ............      83.6       71.3
  Basis differences from short term assets and liabilities      28.4       25.3
  Other ..................................................       3.5         --
                                                             -------    -------
Total deferred tax assets ................................     485.4      453.8
  Valuation allowance ....................................     (75.3)     (84.3)
                                                             -------    -------
Total deferred tax assets net of valuation allowance .....   $ 410.1    $ 369.5
                                                             =======    =======
Deferred tax liabilities:
  Financial instruments ..................................     155.6      109.9
  Basis differences arising from tangible and deductible
    intangible assets ....................................      96.4       42.4
  Basis differences arising from investments and
    capital transactions .................................      65.4       45.7
  Other ..................................................        --        6.1
                                                             -------    -------
Total deferred tax liabilities ...........................   $ 317.4    $ 204.1
                                                             =======    =======

      Net current deferred tax assets as of December 31, 2004 and 2003 were $106.7 million and $104.8 million, respectively, and were included in prepaid expenses and other current assets. At December 31, 2004, we had non-current deferred tax assets of $303.4 million and long-term deferred tax liabilities of $317.4 million and at December 31, 2003, we had non-current deferred tax assets of $264.7 million and long-term deferred tax liabilities of $204.1 million. We have concluded that it is more likely than not that we will be able to realize our deferred tax assets in future periods.

      A provision has been made for income and withholding taxes on the earnings of international subsidiaries and affiliates that will be distributed.

9. Employee Retirement Plans

      Our international and domestic subsidiaries provide retirement benefits for their employees primarily through defined contribution plans. Company contributions to the plans, which are determined by the boards of directors of the subsidiaries, have generally been in amounts up to 15% (the maximum amount deductible for U.S. federal income tax purposes) of total eligible compensation of participating employees. Expenses related to the Company's contributions to these plans in 2004 were $82.6 million, in 2003 were $65.3 million and in 2002 were $63.8 million.

      Our pension plans are primarily related to non-U.S. businesses. These plans are not subject to the Employee Retirement Income Security Act of 1974. Substantially all of these plans are funded by fixed premium payments to insurance companies which undertake to provide specific benefits to the individuals covered. Pension expense recorded for these plans in 2004 was $10.3 million, in 2003 was $7.3 million and in 2002 was $12.4 million.

      Certain of our subsidiaries have executive retirement programs under which benefits will be paid to participants or to their beneficiaries over periods up to 15 years beginning after cessation of full-time employment, at age 65 or death. In addition, other subsidiaries have individual deferred compensation arrangements with certain executives which provide for payments over varying terms upon retirement, cessation of employment or death. The costs related to these benefits, which are accrued during the employee's service

                       OMNICOM GROUP INC. AND SUBSIDIARIES
period with us, were not material to the 2004, 2003 and 2002 consolidated results of operations or financial position. Our obligation with respect to these programs is included in deferred compensation and other liabilities on the balance sheet.

10. Commitments and Contingent Liabilities

      At December 31, 2004, we were committed under operating leases, principally for office space in major cities around the world. Certain leases are subject to rent reviews with various escalation clauses and require payment of various operating expenses which may also be subject to escalation clauses. Rent expense for the years ended December 31, 2004, 2003 and 2002 was reported as follows:

                                                  (Dollars in Millions)
                                          -------------------------------------
                                           2004           2003           2002
                                          -------        -------        -------
Office Rent .......................       $ 371.6        $ 352.8        $ 326.8
Third Party Sublease ..............         (26.3)         (17.3)         (15.5)
                                          -------        -------        -------
Total Office Rent .................         345.3          335.5          311.3
Equipment Rent ....................         137.6          152.4          152.1
                                          -------        -------        -------
Total Rent ........................       $ 482.9        $ 487.9        $ 463.4
                                          =======        =======        =======

      Future minimum office and equipment base rents under terms of non-cancelable operating leases, reduced by rents to be received from existing non-cancelable subleases, are as follows:

                                                  (Dollars in Millions)
                                          --------------------------------------
                                           Gross         Sublease         Net
                                           Rent            Rent          Rent
                                          -------        --------       -------
2005 .............................        $ 422.9        $  21.7        $ 401.2
2006 .............................          352.8           17.7          335.1
2007 .............................          296.6           14.5          282.1
2008 .............................          243.8           12.7          231.1
2009 .............................          217.8           11.5          206.3
Thereafter .......................          910.0           25.8          884.2

      See note 14 for a discussion of legal proceedings to which we are subject.

11. Fair Value of Financial Instruments

      The following table presents the carrying amounts and fair values of our financial instruments at December 31, 2004 and 2003. Amounts in parentheses represent liabilities.

                                            2004                   2003
                                   ---------------------   ---------------------
                                   (Dollars in Millions)   (Dollars in Millions)
                                   Carrying      Fair      Carrying      Fair
                                    Amount       Value      Amount       Value
                                   --------    --------    --------    --------
Cash and cash equivalents ......   $1,165.6    $1,165.6    $1,243.5    $1,243.5
Short-term investments .........      574.0       574.0       305.4       305.4
Other investments ..............       41.8        41.8        27.1        27.1
Long-term debt and convertible
  notes ........................   (2,567.6)   (2,570.3)   (2,549.0)   (2,594.6)
Financial Commitments
  Cross-currency interest
    rate swaps .................      (53.0)      (53.0)      (44.8)      (44.8)
  Forward foreign exchange
    contracts ..................       (2.8)       (2.8)       (1.0)       (1.0)
  Guarantees ...................         --        (0.2)         --        (0.9)
  Letters of credit ............         --          --          --          --

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

                       OMNICOM GROUP INC. AND SUBSIDIARIES

Short-term investments:

      Short-term investments consist primarily of investments made with our excess cash which we expect to convert into cash in our current operating cycle, generally within one year. They are carried at market which approximates cost.

Other investments:

      Other investments are carried at cost, which approximates fair value. Refer to note 6 for additional information about these investments.

Long-term debt and convertible notes:

      A portion of our long-term debt includes floating rate debt, the carrying value of which approximates fair value. Our long-term debt also includes convertible notes and fixed rate debt. The fair value of these instruments was determined by reference to quotations available in markets where these instruments are traded.

Financial commitments:

      The estimated fair values of derivative positions in cross-currency interest rate swaps and forward foreign exchange contracts are based upon quotations received from independent, third party banks and represent the net amount required to terminate the positions, taking into consideration market rates and counterparty credit risk. The fair values of guarantees and letters of credit are based upon the stated value of the underlying instruments. The guarantees, which relate to real estate leases, were issued by us for affiliated companies. Letters of credit, when issued, represent guarantees issued by us on behalf of our operating companies for activities in the normal course of business.

12. Financial Instruments and Market Risk

      Statement Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards requiring that derivative instruments which meet the SFAS 133 definition of a derivative (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.

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

      Our derivative activities are confined to risk management activities related to our international operations. We enter into short-term forward foreign exchange contracts which hedge our intercompany cash movements between subsidiaries operating in different currency markets from that of our treasury centers from which they borrow or invest. In the limited number of instances where operating expenses and revenues are not denominated in the same currency, amounts are promptly settled or hedged in the foreign currency market with forward contracts. Changes in market value of the forward contracts are included in the income statement and are offset by the corresponding change in value of the underlying asset or liability being hedged. The terms of these contracts are generally 90 days or less. At December 31, 2004 and 2003, the aggregate amount of intercompany receivables and payables subject to this hedge program was $1,453.0 million and $1,251.0 million, respectively. The table below summarizes by major currency the notional principal amounts of the Company's forward foreign exchange contracts outstanding at December 31, 2004 and 2003. The "buy"

                       OMNICOM GROUP INC. AND SUBSIDIARIES
amounts represent the U.S. dollar equivalent of commitments to purchase the respective currency, and the "sell" amounts represent the U.S. dollar equivalent of commitments to sell the respective currency. Refer to note 11 for a discussion of the value of these instruments.

                                                (Dollars in Millions)
                                             Notional Principal Amount
                                  ----------------------------------------------
                                            2004                   2003
                                  --------------------      --------------------
                                  Company      Company      Company      Company
                                    Buys        Sells         Buys        Sells
                                  -------      -------      -------      -------
U.S. Dollar ................       $ 51.2       $ 36.0       $ 41.2       $103.9
British Pound ..............        551.1        125.9        460.1        160.8
Euro .......................         36.0        498.8          8.1        273.5
Japanese Yen ...............         79.0          3.7         74.7           --
Other ......................          8.2         63.1         41.2         87.6
                                   ------       ------       ------       ------
Total ......................       $725.5       $727.5       $625.3       $625.8
                                   ======       ======       ======       ======

      At December 31, 2004 and 2003, we had Japanese Yen 19.1 billion aggregate notional principal amount of cross-currency interest rate swaps which mature in 2005. The swaps effectively hedge our net investment in Japanese Yen denominated assets.

      We have established a centralized reporting system to evaluate the effects of changes in interest rates, currency exchange rates and other relevant market risks. We periodically determine the potential loss from market risk by performing a value-at-risk computation. Value-at-risk analysis is a statistical model that utilizes historic currency exchange and interest rate data to measure the potential impact on future earnings of our existing portfolio of derivative financial instruments. The value-at-risk analysis we performed on our December 31, 2004 portfolio of derivative financial instruments indicated that the risk of loss was immaterial. Counterparty risk arises from the inability of a counterparty to meet its obligations. To mitigate counterparty risk, we entered into derivative contracts with major well-known banks and financial institutions that have credit ratings at least equal to our credit rating. This system is designed to enable us to initiate remedial action, if appropriate.

      The foreign currency and yen swap contracts existing during the years ended December 31, 2004 and 2003 were entered into for the purpose of hedging certain specific currency risks. As a result of these financial instruments, we reduced financial risk in exchange for foregoing any gain (reward) that might have occurred if the markets moved favorably. In using these contracts, management exchanged the risks of the financial markets for counterparty risk. To minimize counterparty risk, we only enter into these contracts with major well-known banks and financial institutions that have credit ratings equal to or better than our credit rating.

13. New Accounting Pronouncements

      The following pronouncements were either issued by the FASB or adopted by us in 2002, 2003 and 2004, and impact our financial statements as discussed below: Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142); Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143); Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144); Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146); Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB No. 123 (SFAS 148) and as subsequently revised by SFAS No. 123 (Revised 2004) -- Share Based Payment (SFAS 123R); Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150) and Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29 (SFAS 153).

                       OMNICOM GROUP INC. AND SUBSIDIARIES

      SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets. Effective January 1, 2002, companies are no longer required to amortize goodwill and other intangibles that have indefinite lives, but these assets will be subject to periodic testing for impairment. Additionally, goodwill acquired in a business combination for which the acquisition date was after June 30, 2001 is no longer required to be amortized. We adopted SFAS 142 effective January 1, 2002. We completed the initial impairment test during the second quarter of 2002 and subsequent impairment tests at the end of the second quarters of 2003 and 2004, and concluded that there was no impairment at any of these dates. The results of the impairment testing did not impact our results of operations or financial position.

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

      In accordance with SFAS No. 123, as amended by SFAS No. 148, we elected, effective January 1, 2004, to account for stock-based employee compensation using the fair value method. As a result, the fair value of stock-based employee compensation, including unvested employee stock options issued and outstanding, were recorded as an expense in the current year utilizing the retroactive restatement method as set forth in SFAS 148. Accordingly, our results for the prior years have been restated as if we had used the fair value method to account for stock-based employee compensation. Pre-tax stock-based employee compensation costs for the years ended December 31, 2004, 2003 and 2002, were $117.2 million, $133.1 million and $173.5 million, respectively. Also in connection with the restatement, our December 31, 2003 balance sheet reflects an increase in deferred tax benefits of $120.5 million, an increase in additional paid-in capital of $434.7 million, an increase in unamortized stock compensation of $92.6 million and a decrease in retained earnings of $221.6 million.

      In December 2004, the FASB issued SFAS No. 123R which is effective for reporting periods beginning after June 15, 2005 and generally applies to grants made after adoptions. SFAS 123R is a revision of FASB No. 123, Accounting for Stock-Based Compensation. As a result of our adoption of SFAS 123 on January 1, 2004, we believe that the adoption of SFAS 123R will not have a material impact on our consolidated results of operations or financial position. However, we are in the process of assessing the full impact of this revision.

      SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). We adopted the standard, as modified by FSP 150-3, in the third quarter of 2003. The adoption did not have an impact on, or result in additional disclosure in, our consolidated results of operations or financial position.

      SFAS 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception from having to apply from the fair value accounting provisions of APB 29 for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 is effective for the first reporting period beginning after June 15, 2005. We are in the process of assessing the full impact; however, we believe that the adoption of SFAS 153 will not have a material impact on our consolidated results of operations or financial position.

      The FASB issued two staff proposals on accounting for income taxes to address recent changes enacted by the United States Congress. Proposed Staff Position FAS 109-a, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004, and Proposed Staff Position FAS 109-b, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004. We believe that

                       OMNICOM GROUP INC. AND SUBSIDIARIES

Proposed Staff Position FAS 109-a does not apply to our business and we are currently assessing the impact of Proposed Staff Position FAS 109-b; however, we do not believe it will have a material impact on our consolidated results of operations or financial position.

      The following FASB Interpretations ("FINs") were issued in 2002, 2003 and 2004: FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others -- an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34; and FIN 46, Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51.

      FIN 45 sets forth the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45, which was effective for periods ending after December 15, 2002, also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The application of FIN 45 did not have an impact on, or result in additional disclosure in, our consolidated results of operations or financial position.

      FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in FIN 46, and is based on the concept that companies that control another entity through interests, other than voting interests, should consolidate the controlled entity. The consolidation requirements apply immediately to FIN 46 interests held in variable interest entities created after January 31, 2003 and to interests held in variable interest entities that existed prior to February 1, 2003 and remain in existence as of July 1, 2003. The FASB subsequently issued FIN 46R in December 2003 which modified certain provisions of FIN 46. The effective date of FIN 46R applies to the first reporting period after March 15, 2004. The application of FIN 46 as originally issued and as revised by the issuance of FIN 46R did not have an impact on, or result in additional disclosure in, our consolidated results of operations or financial position.

      The Emerging Issues Task Force ("EITF") of the FASB released interpretive guidance in 2002, 2003 and 2004 covering several topics that impact our financial statements. These topics include revenue arrangements with multiple deliverables (EITF 00-21), customer relationship intangible assets acquired (EITF 02-17), vendor rebates (EITF 02-16), participating securities and the two-class method (EITF 03-6) and the effect of contingently convertible debt on diluted earnings per share (EITF 04-8). The application of this guidance did not have a material impact on our consolidated results of operations or financial position.

14. Legal Proceedings

      Beginning on June 13, 2002, several proposed class actions were filed against us and certain senior executives in the United States District Court for the Southern District of New York. The actions have since been consolidated under the caption In re Omnicom Group Inc. Securities Litigation, No. 02-CV4483
(RCC) on behalf of a proposed class of purchasers of our common stock between February 20, 2001 and June 11, 2002. The consolidated complaint alleges among other things that our public filings and other public statements during that period contained false and misleading statements or omitted to state material information relating to (1) our calculation of the organic growth component of period-to-period revenue growth, (2) our valuation of certain internet investments, made by our Communicade Group, which we contributed to Seneca Investments LLC in 2001, and (3) the existence and amount of certain contingent future obligations in respect of acquisitions. The complaint seeks an unspecified amount of compensatory damages plus costs and attorneys' fees. Defendants have moved to dismiss the complaint. The court has not yet decided the motion. On February 18, 2005, another shareholder filed on action asserting similar claims. No response is yet required.

      In addition to the proceedings described above, a shareholder derivative action was filed in New York State Court on June 28, 2002 by a plaintiff shareholder, purportedly on the company's behalf against certain former and current directors. The complaint alleges, among other things, breaches of fiduciary duty, disclosure failures, abuse of control and gross mismanagement in connection with the formation of Seneca Investments LLC, including as a result of open-market sales of our common shares by our chairman and two former employee directors. The complaint seeks the imposition of a constructive trust on profits received in the stock

                       OMNICOM GROUP INC. AND SUBSIDIARIES
sales, an unspecified amount of money damages and attorneys' fees and other costs. A motion has been filed to dismiss this action. Subsequently, the parties and the court agreed to stay further proceedings in this case pending additional developments in the class action cases described above.

      The defendants in these cases expect to defend them vigorously. Currently, we are unable to determine the outcome of these cases and the effect on our financial position or results of operations. The outcome of any of these matters is inherently uncertain and may be affected by future events. Accordingly, there can be no assurance as to the ultimate effect of these matters.

      We are also involved from time to time in various legal proceedings in the ordinary course of business. We do not presently expect that these proceedings will have a material adverse effect on our consolidated financial position or results of operations.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   Quarterly Results of Operations (Unaudited)

      The following table sets forth a summary of the Company's unaudited quarterly results of operations for the years ended December 31, 2004 and 2003, in millions of dollars except for per share amounts.

                                                    Quarter
                                -----------------------------------------------
                                  First       Second       Third        Fourth
                                --------     --------     --------     --------
Revenue
  2004 .......................  $2,231.4     $2,407.8     $2,319.0     $2,789.0
  2003 .......................   1,937.2      2,149.5      2,028.6      2,506.0

Income Before Income Taxes
  2004 .......................     218.9        336.4        238.6        384.9
  2003 .......................     193.9        306.4        205.6        343.1

Income Taxes
  2004 .......................      73.6        113.1         80.3        129.4
  2003 .......................      67.1        104.0         68.9        113.2

Income After Income Taxes
  2004 .......................     145.3        223.3        158.3        255.5
  2003 .......................     126.8        202.4        136.7        229.9

Equity in Earning of
Affiliates
  2004 .......................       2.5          4.9          3.2          6.6
  2003 .......................       2.5          1.9          4.0          6.8

Minority Interests
  2004 .......................     (12.2)       (22.1)       (16.2)       (25.6)
  2003 .......................     (13.8)       (24.3)       (16.1)       (26.0)

Net Income
  2004 .......................     135.6        206.1        145.3        236.5
  2003 .......................     115.5        180.0        124.6        210.7

Basic Net Income Per Share
  2004 .......................      0.72         1.10         0.79         1.28
  2003 .......................      0.62         0.96         0.66         1.12

Diluted Net Income Per Share
  2004 .......................      0.72         1.10         0.79         1.28
  2003 .......................      0.62         0.96         0.66         1.12

                                                                     Schedule II

                       OMNICOM GROUP INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                   For the Three Years Ended December 31, 2004
                              (Dollars in Millions)

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

December 31, 2004........................        $69.7        $19.3          $24.0          $(2.8)        $67.8

December 31, 2003........................         75.6         12.9           24.6           (5.8)         69.7

December 31, 2002........................         79.2         21.8           30.1           (4.7)         75.6

----------
(1) Net of acquisition date balances in allowance for doubtful accounts of companies acquired of $0.1 million, $0.6 million and $2.0 million in 2004, 2003 and 2002, respectively.