Form 10-Q
period 2005-03-31
OMNICOM GROUP INC
filed 2005-05-10
CIK 29989

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended: March 31, 2005

                                       OR

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____________ to ____________

            Commission File Number: 1-10551

                               OMNICOM GROUP INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New York                                               13-1514814
 ------------------------------                           ----------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification Number)

 437 Madison Avenue, New York, New York                            10022
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

                                 (212) 415-3600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 183,375,900 (as of April 29,
2005)

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                                      INDEX

PART I.               FINANCIAL INFORMATION

                                                                                                     Page No.
                                                                                                     --------
     Item 1.          Financial Statements

                      Consolidated Condensed Balance Sheets  -
                           March 31, 2005 and December 31, 2004....................................      1

                      Consolidated Condensed Statements of Income  - Three Months
                           Ended March 31, 2005 and 2004...........................................      2

                      Consolidated Condensed Statements of Cash Flows  -
                           Three Months Ended March 31, 2005 and 2004..............................      3

                      Notes to Consolidated Condensed Financial Statements.........................      4

     Item 2.          Management's Discussion and Analysis of Financial Condition
                      And Results of Operations....................................................      8

     Item 3.          Quantitative and Qualitative Disclosures About Market Risk...................     19

     Item 4.          Controls and Procedures......................................................     20

PART II.              OTHER INFORMATION

     Item 1.          Legal Proceedings............................................................     21

     Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds..................     21

     Item 6.          Exhibits.....................................................................     21

     Signatures   .................................................................................     23

     Certifications


                       OMNICOM GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars in Millions)

                                                                           (Unaudited)
                                                                            March 31,      December 31,
                                                                              2005             2004
                                                                              ----             ----
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .........................................   $   588.1        $ 1,165.6
     Short-term investments at market, which approximates cost .........        17.3            574.0
     Accounts receivable, less allowance for doubtful accounts
        of $60.8 and $67.8 .............................................     5,007.2          4,916.7
     Billable production orders in process, at cost ....................       618.7            536.6
     Prepaid expenses and other current assets .........................       986.3            902.2
                                                                           ---------        ---------
                  Total Current Assets .................................     7,217.6          8,095.1
                                                                           ---------        ---------
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost,
     less accumulated depreciation and amortization of $890.6 and $909.8       617.1            636.4
INVESTMENTS IN AFFILIATES ..............................................       163.5            162.9
GOODWILL ...............................................................     6,381.4          6,411.4
INTANGIBLES, net of accumulated amortization of $168.2 and $164.7 ......       102.0            110.0
DEFERRED TAX BENEFITS ..................................................       300.8            303.4
OTHER ASSETS ...........................................................       267.1            283.2
                                                                           ---------        ---------
                  TOTAL ASSETS .........................................   $15,049.5        $16,002.4
                                                                           =========        =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable ..................................................   $ 5,375.8        $ 6,011.5
     Advance billings ..................................................       905.3            874.0
     Current portion of long-term debt .................................       199.6            209.2
     Bank loans ........................................................        11.9             17.5
     Accrued taxes .....................................................       190.5            217.0
     Other liabilities .................................................     1,360.7          1,414.7
                                                                           ---------        ---------
                  Total Current Liabilities ............................     8,043.8          8,743.9
                                                                           ---------        ---------
LONG-TERM DEBT .........................................................        18.8             19.1
CONVERTIBLE NOTES ......................................................     2,339.3          2,339.3
DEFERRED COMPENSATION AND OTHER LIABILITIES ............................       281.6            309.1
LONG TERM DEFERRED TAX LIABILITY .......................................       323.0            317.4
MINORITY INTERESTS .....................................................       190.5            194.9

SHAREHOLDERS' EQUITY:
     Common stock ......................................................        29.8             29.8
     Additional paid-in capital ........................................     1,815.8          1,824.5
     Retained earnings .................................................     3,084.9          2,975.4
     Unamortized stock compensation ....................................      (150.9)          (178.9)
     Accumulated other comprehensive income ............................       222.4            268.5
     Treasury stock ....................................................    (1,149.5)          (840.6)
                                                                           ---------        ---------
                  Total Shareholders' Equity ...........................     3,852.5          4,078.7
                                                                           ---------        ---------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........   $15,049.5        $16,002.4
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

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              (Dollars in Millions)
                                   (Unaudited)

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                       2005         2004
                                                                       ----         ----
REVENUE ......................................................      $2,403.0      $2,231.4

OPERATING EXPENSES:
     Salary and service costs .................................      1,731.0       1,593.6
     Office and general expenses ..............................        414.7         408.5
                                                                    --------      --------
                                                                     2,145.7       2,002.1
                                                                    --------      --------
OPERATING PROFIT ..............................................        257.3         229.3

NET INTEREST EXPENSE:
     Interest expense .........................................         17.3          13.7
     Interest income ..........................................         (5.2)         (3.3)
                                                                    --------      --------
                                                                        12.1          10.4
                                                                    --------      --------
INCOME BEFORE INCOME TAXES ....................................        245.2         218.9

INCOME TAXES ..................................................         86.1          73.6
                                                                    --------      --------
INCOME AFTER INCOME TAXES .....................................        159.1         145.3

EQUITY IN AFFILIATES ..........................................          5.2           2.5

MINORITY INTERESTS ............................................        (13.8)        (12.2)
                                                                    --------      --------
        NET INCOME ............................................     $  150.5      $  135.6
                                                                    ========      ========
NET INCOME PER COMMON SHARE:
        Basic .................................................     $   0.82      $   0.72
        Diluted ...............................................     $   0.82      $   0.72
DIVIDENDS DECLARED PER COMMON SHARE ...........................     $  0.225      $  0.225


  The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                               2005        2004
                                                                               ----        ----
Cash flows from operating activities:
Net income ............................................................     $  150.5    $  135.6
     Adjustments to reconcile net income to net cash provided
        by operating activities:
     Depreciation of tangible assets ..................................         32.7        34.7
     Amortization of intangible assets ................................          9.0        10.5
     Minority interests ...............................................         13.8        12.2
     Earnings of affiliates (in excess of) less than dividends received         (2.8)        1.7
     Net gain on investment activity ..................................         (7.4)      (13.1)
     Tax benefit on employee stock plans ..............................         13.6         5.1
     Provisions for losses on accounts receivable .....................          1.0         0.8
     Amortization of stock compensation ...............................         26.0        31.7
     Changes in assets and liabilities providing (requiring) cash, net of acquisitions:
     Increase in accounts receivable ..................................       (185.8)     (192.1)
     Increase in billable production orders in process ................        (87.7)     (106.5)
     Increase in prepaid expenses and other current assets ............        (97.4)      (41.1)
     Net change in other assets and liabilities .......................        (53.7)      (64.4)
     Increase (decrease) in advanced billings .........................         40.5        (2.0)
     Net decrease in accrued and deferred taxes .......................         (9.7)      (56.8)
     Decrease in accounts payable .....................................       (559.6)     (543.6)
                                                                            --------    --------
        Net cash used for operating activities ........................       (717.0)     (787.3)
                                                                            --------    --------
Cash flows from investing activities:
     Capital expenditures .............................................        (30.1)      (45.4)
     Payments for purchases of equity interests in subsidiaries and
        affiliates, net of cash acquired ..............................        (23.1)      (31.6)
     Proceeds from sale of assets .....................................         29.3         0.0
     Purchases of short-term investments ..............................       (324.9)     (657.3)
     Proceeds from sale of short-term investments .....................        881.6       938.3
                                                                            --------    --------
        Net cash provided by investing activities .....................        532.8       204.0
                                                                            --------    --------
Cash flows from financing activities:
     (Decrease) increase in short-term borrowings .....................         (5.2)       20.2
     Proceeds from issuance of debt ...................................          0.2         1.7
     Repayments of principal of long-term debt obligations ............         (2.6)      (10.5)
     Dividends paid ...................................................        (41.6)      (37.6)
     Purchase of treasury shares ......................................       (377.9)     (141.1)
     Other, net .......................................................         37.6         6.5
                                                                            --------    --------
        Net cash used in financing activities .........................       (389.5)     (160.8)
                                                                            --------    --------
Effect of exchange rate changes on cash and cash equivalents ..........         (3.8)       19.9
                                                                            --------    --------
        Net decrease in cash and cash equivalents .....................       (577.5)     (724.2)
Cash and cash equivalents at beginning of period ......................      1,165.6     1,243.5
                                                                            --------    --------
Cash and cash equivalents at end of period ............................     $  588.1    $  519.3
                                                                            ========    ========

Supplemental disclosures:
     Income taxes paid ................................................     $   69.1    $   51.2
     Interest paid ....................................................     $   11.7    $   11.3


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

2. The accompanying financial statements reflect all adjustments, consisting of normally recurring accruals, which in the opinion of management are necessary for a fair presentation, in all material respects, of the information contained therein. Certain amounts in prior periods have been reclassified to conform them to the quarter end March 31, 2005 presentation. These statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2004.

3. Results of operations for interim periods are not necessarily indicative of annual results.

4. Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents which include outstanding options and restricted shares. For purposes of computing diluted earnings per share, 1,161,000 and 832,000 common share equivalents were assumed to be outstanding for the three months ended March 31, 2005 and 2004, respectively.

            The assumed increase in net income related to the after tax compensation expense related to dividends on restricted shares was $314.8 thousand and $274.8 thousand for the three months ended March 31, 2005 and 2004, respectively.

            The number of shares used in our EPS computations were:

                                                  Three Months
                                                 Ended March 31,
                                      --------------------------------------
                                          2005                       2004
                                          ----                       ----
       Basic EPS Computation          182,644,000                187,852,000
       Diluted EPS Computation        183,805,000                188,684,000

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

5.    Total comprehensive income and its components were:

                                                                          (Dollars in Millions)
                                                                              Three Months
                                                                             Ended March 31,
                                                                         -----------------------
                                                                           2005            2004
                                                                         -------         -------
Net income for the period .............................................   $150.5          $135.6

Foreign currency translation adjustment, net of income taxes of $(24.8)
and $13.9 for the three months ended March 31, 2005
and 2004, respectively ................................................    (46.1)           25.7
                                                                          ------          ------
Comprehensive income for the period ...................................   $104.4          $161.3
                                                                          ======          ======


6. Our wholly and partially owned agencies operate within the advertising, marketing and corporate communications services industry. These agencies are organized into agency networks, virtual client networks, regional reporting units and operating groups. Consistent with the fundamentals of our business strategy, our agencies serve similar clients, in similar industries, and in many cases, the same clients across a variety of geographies. In addition, our agency networks have similar economic characteristics and similar long-term operating margins, as the main economic components of each agency are the salary and service costs associated with providing professional services, the office and general costs associated with office space and occupancy, and the provision of technology requirements which are generally limited to personal computers, servers and off-the-shelf software. Therefore, given these similarities and in accordance with the provisions of SFAS 131 - Disclosures about Segments of an Enterprise and Related Information, most specifically paragraph 17, we aggregate our operating segments, which are our agency networks, into one reporting segment.

            A summary of our revenue and long-lived assets by geographic area as of March 31, 2005 and 2004 is presented below:

                                                                       (in millions of dollars)
                                      ---------------------------------------------------------------------------------
                                        United             Euro            United             Other
                                        States          Denominated        Kingdom        International    Consolidated
                                        ------          -----------        -------        -------------    ------------
       Revenue
       Three Months Ended March 31,
          2005                        $ 1,312.1        $    506.2        $   265.4        $    319.3        $ 2,403.0
          2004                          1,221.2             455.8            251.1             303.3          2,231.4

       Long-lived Assets
       at March 31,
          2005                        $   327.3        $    106.7        $    91.3        $     91.8        $   617.1
          2004                            335.2             101.0             93.0              90.0            619.2

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

7. Bank loans at March 31, 2005 of $11.9 million are primarily comprised of bank overdrafts of our international subsidiaries which are treated as unsecured loans pursuant to our bank agreements. We had unsecured committed revolving credit facilities of $2,000.0 million as of March 31, 2005. There were no borrowings under the revolving credit facilities and no commercial paper was outstanding as of March 31, 2005.

8. Included in operating income for the three months ended March 31, 2005 is a pre-tax net gain of $6.9 million arising from the sale of a majority owned business located in Australia and New Zealand and the disposal of a non-strategic business located in the United States. Due to an unusually high book tax rate caused by the non-deductibility of goodwill, the book tax cost of the transactions was $6.1 million. After deducting minority interest expense, the impact of these transactions increased net income by $0.4 million.

9. In 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB No. 123". We adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" effective January 1, 2004. Pre-tax stock-based employee compensation costs for the three months ended March 31, 2005 and 2004, were $26.0 million and $31.7 million, respectively.

            In December 2004, the FASB issued SFAS No. 123R which is effective for reporting periods beginning after June 15, 2005 and generally applies to grants made after adoption. SFAS 123R is a revision of SFAS 123. Recently, the SEC Staff delayed the effective date of SFAS 123R to the first quarter of 2006 for grants made after January 1, 2006. As a result of our adoption of SFAS 123, as amended by SFAS 148, on January 1, 2004, we believe that the adoption of SFAS 123R will not have a material impact on our consolidated results of operations or financial position. However, we are in the process of assessing the full impact of this revision.

10. Beginning on June 13, 2002, several putative class actions were filed against us and certain senior executives in the United States District Court for the Southern District of New York. The actions have since been consolidated under the caption In re Omnicom Group Inc. Securities Litigation, No. 02-CV4483 (RCC), on behalf of a proposed class of purchasers of our common stock between February 20, 2001 and June 11, 2002. The consolidated complaint alleges, among other things, that our public filings and other public statements during that period contained false and misleading statements or omitted to state material information relating to (1) our calculation of the organic growth component of period-to-period revenue growth, (2) our valuation of and accounting for certain internet investments made by our Communicade Group ("Communicade"), which we contributed to Seneca

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)


      Investments LLC ("Seneca") in 2001, and (3) the existence and amount of certain contingent future obligations in respect of acquisitions. The complaint seeks an unspecified amount of compensatory damages plus costs and attorneys' fees. Defendants moved to dismiss the complaint and on March 28, 2005, the court dismissed portions (1) and (3) of the complaint detailed above. The court's decision denying the defendants' motion to dismiss the remainder of the complaint did not address the ultimate merits of the case, but only the sufficiency of the pleading. Defendants have answered the complaint, and discovery has commenced.

            In addition, on June 28, 2002, a derivative action was filed on behalf of Omnicom in New York state court. The derivative action questions the business judgment of certain current and former directors of Omnicom, by challenging, among other things, the valuation of and accounting for the internet investments made by Communicade and the contribution of those investments to Seneca. The complaint alleges breaches of fiduciary duty, disclosure failures, abuse of control and gross mismanagement by the directors. The lawsuit seeks from the directors the amount of profits received from selling Omnicom stock and other unspecified damages to be paid to the Company, as well as costs and attorneys' fees. On February 18, 2005, a second shareholder derivative action, again purportedly brought on behalf of the Company and making similar claims, was filed in New York state court. A proposed order is pending that will consolidate the two derivative actions before Justice Karla Moskowitz and appoint co-lead plaintiffs' counsel. Under the proposed order, plaintiffs will file an amended complaint twenty days after the derivative actions are consolidated and the defendants will move against or otherwise respond to the amended complaint 45 days thereafter.

            The defendants in both cases believe that the allegations against them are baseless and intend to vigorously oppose the lawsuits. Currently, we are unable to determine the outcome of these cases and the effect on our financial position or results of operations. The outcome of any of these matters is inherently uncertain and may be affected by future events. Accordingly, there can be no assurance as to the ultimate effect of these matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

      We are a strategic holding company. We provide professional services to clients through multiple agencies around the world. On a global, pan-regional and local basis, our agencies provide these services in the following disciplines: traditional media advertising, customer relationship management, public relations and specialty communications. Our business model was built and evolves around clients. While our companies operate under different names and frame their ideas in different disciplines, we organize our services around clients. The fundamental premise of our business is that our clients' specific requirements should be the central focus in how we structure our business offering and allocate our resources. This client-centric business model results in multiple agencies collaborating in formal and informal virtual networks that cut across internal organizational structures to deliver consistent brand messages for a specific client and execute against our clients' specific marketing requirements. We continually seek to grow our business with our existing clients by maintaining our client-centric approach, as well as expanding our existing business relationships into new markets and new clients. In addition, we pursue selective acquisitions of complementary companies with strong entrepreneurial management teams that typically either currently serve or have the ability to serve our existing client base.

      Globally, during the past few years, the overall industry has continued to be affected by geopolitical unrest, lagging economic conditions, lack of consumer confidence and cautious client spending. All of these factors contributed to a difficult business environment and industry-wide margin contraction. During this period, we have continued to invest in our businesses and our personnel, and have taken actions to reduce costs at some of our agencies to address the changing economic circumstances.

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

      Given our size and breadth, we manage the business by monitoring several financial and non-financial performance indicators. The key financial performance indicators that we review focus on the areas of revenues and operating expenses.

      Revenue growth is analyzed by reviewing the components and mix of the growth, including: growth by major geographic location; growth by major marketing discipline; growth from currency changes; growth from acquisition and growth from our largest clients.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      In recent years, our revenue has historically been divided almost evenly between domestic and international operations. For the three months ended March 31, 2005, our overall revenue growth was 7.7% compared to the prior year period, of which 2.1% was related to changes in foreign exchange rates and (0.2)% was related to entities acquired, net of disposals. The remaining 5.8% was organic growth.

      We measure operating expenses in two distinct cost categories: salary and service costs, and office and general expenses. Salary and service costs are comprised primarily of employee compensation related costs. Office and general expenses are comprised primarily of rent and occupancy costs, technology related costs and depreciation and amortization.

      Each of our agencies require service professionals with a skill set that is common across our disciplines. At the core is their ability to understand a client's brand and its selling proposition, and their ability to develop a unique message to communicate the value of the brand to the client's target audience. The office space requirements of our agencies are also similar across geographies and disciplines, and their technology requirements are generally limited to personal computers, servers and off-the-shelf software.

      Because we are a service business, we monitor these costs on a percentage of revenue basis. Salary and service costs tend to fluctuate in conjunction with changes in revenues, whereas office and general expenses, which are not directly related to servicing clients, tend to decrease as a percentage of revenue as revenues increase because a significant portion of these expenses are relatively fixed in nature. During the first three months of 2005, salary and service costs increased to 72.0% of revenue from 71.4% of revenue in the first three months of 2004, due to increased staffing levels at certain of our companies, and due in part to our continuing efforts to restore incentive-based compensation. Office and general expenses declined to 17.3% of revenue in the first three months of 2005 from 18.3% in the first three months of 2004, as a result of our continuing efforts to better align these costs with business levels on a location-by-location basis.

      Our net income for the first quarter of 2005 increased by 11.0% to $150.5 million from $135.6 million in the first quarter of 2004, and our diluted EPS increased by 13.9% to $0.82 from $0.72.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations: First Quarter 2005 Compared to First Quarter 2004

      Revenue: Our first quarter of 2005 consolidated worldwide revenue increased 7.7% to $2,403.0 million from $2,231.4 million in the comparable period last year. The effect of foreign exchange impacts increased worldwide revenue by $47.7 million. Acquisitions, net of disposals, decreased worldwide revenue by $4.8 million in the first quarter of 2005 and organic growth increased worldwide revenue by $128.7 million. The components of the first quarter 2005 revenue growth in the U.S. ("domestic") and the remainder of the world ("international") are summarized below ($ in millions):

                                                     Total             Domestic            International
                                               ----------------      ---------------      -----------------
                                                   $         %           $       %            $         %
                                               --------     ---      --------   ----       ---------  -----
First Quarter ended March 31, 2004 .......     $ 2,231.4     --      $ 1,221.2    --       $ 1,010.2    --

Components of Revenue Changes:

Foreign exchange impact ..................          47.7    2.1%            --    --            47.7    4.7%
Acquisitions .............................          (4.8)  (0.2)%         13.2   1.1%          (18.0)  (1.7)%
Organic ..................................         128.7    5.8%          77.7   6.4%           51.0    5.0%
                                               ---------    ---      ---------   ---       ---------    ---
First Quarter ended March 31, 2005             $ 2,403.0    7.7%     $ 1,312.1   7.5%      $ 1,090.9    8.0%
                                               =========    ===      =========   ===       =========    ===


The components and percentages are calculated as follows:

      o The foreign exchange impact component shown in the table is calculated by first converting the current period's local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $2,355.3 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $2,403.0 million less $2,355.3 million for the Total column in the table).

      o The acquisitions component shown in the table is calculated by aggregating the applicable prior period revenue of the acquired businesses. Netted against this number is the revenue of any business included in the prior period reported revenue that was disposed of subsequent to the prior period.

      o The organic component shown in the table is calculated by subtracting both the foreign exchange and acquisition revenue components from total revenue growth.

      o The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $2,231.4 million for the Total column in the table).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      The components of revenue and revenue growth in our primary geographic markets for the first quarter of 2005 compared to the first quarter of 2004 are summarized below ($ in millions):

                                                     $ Revenue         % Growth
                                                     ---------         --------
            United States.......................     $  1,312.1            7.5%
            Euro Denominated Markets............          506.2           11.0%
            United Kingdom......................          265.4            5.7%
            Other...............................          319.3            5.2%
                                                     ----------            ---
            Total...............................     $  2,403.0            7.7%
                                                     ==========            ===

      As indicated, foreign exchange impacts increased our international revenue by $47.7 million during the quarter ended March 31, 2005. The most significant impacts resulted from the continued period-over-period strengthening of the Euro and the British Pound against the U.S. dollar, as our operations in these markets represented approximately 70% of our international revenue.

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

                                                          (Dollars in Millions)
                                                          ---------------------
                                 1st Quarter       % of      1st Quarter        % of       $         %
                                     2005         Revenue        2004          Revenue   Growth    Growth
                                 ----------      -------     -----------       -------   ------    ------
Traditional media advertising    $  1,049.7        43.7%     $    977.3         43.8%  $   72.4    7.4%
CRM .........................         811.0        33.7%          750.1         33.6%      60.9    8.1%
Public relations ............         256.3        10.7%          239.2         10.7%      17.1    7.1%
Specialty communications ....         286.0        11.9%          264.8         11.9%      21.2    8.0%
                                 ----------                  ----------                --------
                                 $  2,403.0                  $  2,231.4                $  171.6    7.7%
                                 ==========                  ==========                ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Operating Expenses: Our first quarter 2005 worldwide operating expenses increased $143.6 million, or 7.2%, to $2,145.7 million from $2,002.1 million in the first quarter of 2004, as shown below.


                                                                         (Dollars in Millions)
                                   ------------------------------------------------------------------------------------
                                                                      Three Months Ended March 31,
                                   ------------------------------------------------------------------------------------
                                                2005                             2004                    2005 vs 2004
                                   ------------------------------    ------------------------------    ----------------
                                                  %         % of                  %            % of
                                                 of       Total Op.               of         Total Op.     $         %
                                        $      Revenue     Costs         $      Revenue       Costs      Growth    Growth
                                   ----------  ------       ----     ---------    ----         ----      ------     ---
Revenue .......................    $  2,403.0                        $ 2,231.4                           $171.6     7.7%

Operating expenses:
    Salary and service costs ..       1,731.0    72.0%      80.7%      1,593.6    71.4%        79.6%      137.4     8.6%
    Office and general expenses         414.7    17.3%      19.3%        408.5    18.3%        20.4%        6.2     1.5%
                                   ----------    ----       ----     ---------    ----         ----    --------    ----
Total Operating Costs .........       2,145.7    89.3%                 2,002.1    89.7%                   143.6     7.2%

Operating profit ..............    $    257.3    10.7%               $   229.3    10.3%                $   28.0    12.2%
                                   ==========                        =========                         ========


      Salary and service costs, which are comprised of direct service costs and salary and related costs, increased by $137.4 million, or 8.6%, and represented 80.7% of total operating expenses in the first quarter of 2005 versus 79.6% in the first quarter of 2004. Most, or $137.4 million and 95.7%, of the $143.6 million increase in operating expenses in the first quarter of 2005 resulted from increases in salary and service costs. This increase was attributable to increased revenue levels and the required increases in direct salary and salary related costs necessary to deliver our services, including increases in incentive compensation costs, increases in freelance labor costs and increases in costs relating to new business initiatives. This was partially offset by a reduction in severance costs and the expected positive impact in the quarter of previous cost actions. As a result, salary and service costs as a percentage of revenues increased from 71.4% in the first quarter of 2004 to 72.0% in the first quarter of 2005.

      Office and general expenses, which are comprised of office and equipment rent, technology costs and depreciation and amortization of identifiable intangibles, professional fees and other overhead expenses, increased by $6.2 million, or 1.5%, in the first quarter of 2005 compared to the same period in 2004. Office and general expenses decreased as a percentage of our total operating costs in the first quarter of 2005 to 19.3% versus 20.4% in the prior period. Additionally, as a percentage of revenue, office and general expenses decreased in the first quarter of 2005 to 17.3% from 18.3% in the first quarter of 2004, because these expenses are relatively fixed in nature and do not necessarily change relative to our revenue growth or changes in our salary and services costs. Included in office and general expenses in the first quarter of 2005 was a pre-tax net gain related to the sale of a majority owned business located in Australia and New Zealand and the disposal of a non-strategic business located in the United States. Additionally, included in office and general expenses in the first quarter of 2004 was a pre-tax net gain arising from Seneca Investment LLC's recapitalization, offset by losses from the disposal of other cost-based investments and costs incurred in connection with the disposal of two non-strategic businesses. The impact of these transactions on our operating income, margins, income taxes and net income is summarized below:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                                    First Quarter 2005                      First Quarter 2004
                              --------------------------------       --------------------------------
                                              Net                                  Net                        %
                              Reported       Gains    Adjusted       Reported     Gains      Adjusted      Change
                              --------       -----    --------       --------     -----      --------      ------
Revenue ................    $  2,403.0    $  --      $  2,403.0    $  2,231.4    $  --      $  2,231.4       7.7%

Operating Profit .......         257.3       (6.9)        250.4         229.3       (3.2)        226.1      10.7%
   % Margin ............          10.7%      (0.3)%        10.4%         10.3%      (0.1)%        10.1%

Net Interest Expense ...          12.1         --          12.1          10.4         --          10.4
                            ----------    -------    ----------    ----------    -------    ----------

Income Before Income Tax         245.2       (6.9)        238.3         218.9       (3.2)        215.7      10.5%
   % Margin ............          10.2%      (0.3)%         9.9%          9.8%      (0.1)%         9.7%

Income Taxes ...........          86.1       (6.1)         80.0          73.6       (2.1)         71.5
   % Tax Rate ..........          35.1%      88.4%         33.6%         33.6%      65.6%         33.1%
                            ----------    -------    ----------    ----------    -------    ----------
Income After Income Tax          159.1       (0.8)        158.3         145.3       (1.1)        144.2       9.8%

Equity in Affiliates ...           5.2         --           5.2           2.5         --           2.5

Minority Interests .....         (13.8)       0.4         (13.4)        (12.2)        --         (12.2)
                            ----------    -------    ----------    ----------    -------    ----------
Net Income .............    $    150.5    $  (0.4)   $    150.1    $    135.6    $  (1.1)   $    134.5      11.6%
                            ==========    =======    ==========    ==========    =======    ==========


      The table above is intended to facilitate the above discussion regarding the results of our operations. As a result of the adjustments above, the "Adjusted" numbers are non-GAAP measures. We believe that by making the adjustments above, the "Adjusted" numbers are more comparable to previous quarters and thus more meaningful for the purpose of this analysis. The impact on revenue of these dispositions is included in our discussion of changes in the Revenue section on page 10 and the impact on operating results was not significant.

      Net Interest Expense: Our net interest expense in the first quarter of 2005 was $12.1 million, up from $10.4 million in the same period in 2004. The increase resulted from $3.6 million of additional interest costs associated with the amortization of payments we made to consenting holders of our convertible notes during the second half of 2004, as an incentive to the noteholders to consent to certain amendments to our indentures and not to exercise certain put rights. In August 2004, we paid $24.5 million in the aggregate to consenting holders of our Zero Coupon Zero Yield Convertible Notes due 2032 and in November 2004, we paid $14.8 million and $1.2 million in the aggregate to consenting holders of our Liquid Yield Option Notes due 2031 and Zero Coupon Zero Yield Convertible Notes due 2033, respectively. Furthermore, interest expense relative to our (euro)152.4 million 5.20% Euro notes increased due to the foreign currency change of the Euro relative to the U.S. dollar. This increase was partially offset by lower short-term interest rates and cash management efforts during the quarter.

      Income Taxes: Our consolidated effective income tax rate was 35.1% in the first quarter of 2005. Excluding the impact related to the gain, as set forth in the table above, our tax rate was 33.6% in the first quarter of 2005, which is comparable to our full year rate for 2004.

         Earnings Per Share (EPS): For the foregoing reasons, our net income in the first quarter of 2005 increased $14.9 million, or by 11.0%, to $150.5 million from $135.6 million in the first quarter of 2004. Diluted earnings per share increased 13.9% to $0.82 in the first quarter of 2005, as compared to $0.72 in the prior year period for the reasons described above, as well as the impact of our purchase of treasury shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies

      To assist in better understanding our financial statements and the related management's discussion and analysis of those results, readers are encouraged to consider this information together with our discussion of our critical accounting policies under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K"), as well as our consolidated financial statements and the related notes included in our 2004 Form 10-K, for a more complete understanding of all of our accounting policies.

New Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123R which has become effective for reporting periods beginning after June 15, 2005 and generally applies to grants made after adoption. SFAS 123R is a revision of SFAS 123. Recently, the SEC staff delayed the effective date of SFAS 123R to the first quarter of 2006 for grants made after January 1, 2006. As a result of our adoption of SFAS 123, as amended by SFAS 148, on January 1, 2004, we believe that the adoption of SFAS 123R will not have a material impact on our consolidated results of operations or financial position. However, we are in the process of assessing the full impact of this revision.

      The FASB issued two staff proposals on accounting for income taxes to address recent changes enacted by the United States Congress. Proposed Staff Position FAS 109-a, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004, and Proposed Staff Position FAS 109-b, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004. We believe that Proposed Staff Position FAS 109-a does not apply to our business and we are currently assessing the impact of Proposed Staff Position FAS 109-b; however, we do not believe it will have a material impact on our consolidated results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contingent Acquisition Obligations

      Certain of our acquisitions are structured with contingent purchase price obligations, often referred to as earn-outs. We utilize contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period. These payments are not contingent upon future employment. The aggregate amount of future contingent purchase price payments that we would be required to pay for prior acquisitions, assuming that the businesses perform over the relevant future periods at their current profit levels, is approximately $428 million as of March 31, 2005. The ultimate amounts payable cannot be predicted with reasonable certainty because it is dependent upon future results of operations of subject businesses and is subject to changes in foreign currency exchange rates. In accordance with GAAP, we have not recorded a liability for these items on our balance sheet since the definitive amount is not determinable or distributable. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. Our obligations change from period to period primarily as a result of payments made during the current period, changes in the acquired entities' performance and changes in foreign currency exchange rates. These differences could be significant. The contingent purchase price obligations as of March 31, 2005, calculated assuming that the acquired businesses perform over the relevant future periods at their current profit levels, are as follows:

                                              (Dollars in Millions)
          ----------------------------------------------------------------------------------------------
          Remainder                                                             There-
             2005             2006              2007             2008           after             Total
          ---------           ----              ----             ----           -----             -----
         $   211           $   78           $    82           $    38           $   19           $   428

      In addition, owners of interests in certain of our subsidiaries or affiliates have the right in certain circumstances to require us to purchase additional ownership stakes in those companies. Assuming that the subsidiaries and affiliates perform over the relevant periods at their current profit levels, the aggregate amount we could be required to pay in future periods is approximately $250 million, $137 million of which, relate to obligations that are currently exercisable. If these rights are exercised, there would be an increase in our net income as a result of our increased ownership and the reduction of minority interest expense. The ultimate amount payable relating to these transactions will vary because it is primarily dependent on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates. The actual amount that we pay is likely to be different from this estimate and the difference could be significant. The obligations that exist for these agreements as of March 31, 2005, calculated using the assumptions above, are as follows:

                                                    (Dollars in Millions)
                                            ------------------------------------
                                             Currently   Not Currently
                                            Exercisable    Exercisable     Total
                                            -----------    -----------     -----
Subsidiary agencies ..................         $112           $100         $212
Affiliated agencies ..................           25             13           38
                                               ----           ----         ----
     Total ...........................         $137           $113         $250
                                               ====           ====         ====

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

      We have a seasonal working capital cycle. Working capital requirements are lowest at year-end and higher during the first, second and third quarters. This occurs because in the majority of our businesses we act as agent on behalf of our clients, including when we place media and incur production costs on their behalf. We generally require collection from our clients prior to our payment for the media and production cost obligations and these obligations are greatest at the end of the year.

      Historically, on an annual basis, our discretionary and non-discretionary spending has been funded from operating cash flow. However, during the year we manage liquidity by utilizing our credit facilities discussed below.

      Liquidity: We had cash and cash equivalents totaling $588.1 million and $1,165.6 million at March 31, 2005 and December 31, 2004, respectively. We also had short-term investments totaling $17.3 million and $574.0 million at March 31, 2005 and December 31, 2004, respectively. Consistent with our historical trends in the first three months of the year, we had negative cash flow from operations of $717.0 million. We funded this deficit primarily with cash on hand, liquidation of short-term investments and by managing our working capital.

      Capital Resources: On May 24, 2004, we amended and extended our existing revolving credit facilities with a consortium of banks, resulting in a five-year $1,500.0 million revolving credit facility which matures May 24, 2009, and a $500.0 million 364-day revolving credit facility with a maturity date of May 23, 2005, which we expect to amend and extend in the near future. These facilities amended our previous three-year, $835.0 million and $1,200.0 million, 364-day revolving credit facilities. We are also an active participant in the commercial paper market with a $1,500.0 million program. Each of our bank credit facilities provide credit support for issuances under this program. As of March 31, 2005, no commercial paper was outstanding and we had no other borrowings outstanding under these credit facilities. The 364-day facility includes a provision which allows us to convert all amounts outstanding at expiration of the facility into a one-year term loan. The consortium consists of 27 banks, each committing a pro rata amount to the five-year and 364-day facilities. Citibank N.A. acts as administrative agent, ABN Amro acts as syndication agent and JPMorgan Chase Bank and HSBC Bank USA act as co-documentation agents for the facilities. Other significant lending institutions include Societe Generale, Bank of America, Wachovia and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Sumitomo Mitsui. These facilities are a critical component in our analysis of the liquidity and capital resources that provide us with the ability to classify up to $2.0 billion of our borrowings that could come due within one year as long-term debt, when it is our intention to keep the borrowings outstanding on a long-term basis.

      Debt: We had short-term bank loans of $11.9 million and $17.5 million at March 31, 2005 and December 31, 2004, respectively, which are comprised of domestic borrowings and bank overdrafts of our international subsidiaries and are treated as unsecured loans pursuant to our bank agreements.

      At March 31, 2005, we also had a total of $2,339.3 million aggregate principal amount of convertible notes outstanding, including $847.0 million Liquid Yield Option Notes due 2031, which were issued in February 2001, $892.3 million Zero Coupon Zero Yield Convertible Notes due 2032, which were issued in March 2002, and $600.0 million Zero Coupon Zero Yield Convertible Notes due 2033, which were issued in June 2003.

      At March 31, 2005, we had Euro-denominated bonds outstanding of
(euro)152.4 million or $197.6 million. The bonds pay a fixed rate of 5.2% to maturity in June 2005. While an increase in the value of the Euro against the U.S. dollar results in a greater liability for interest and principal, there is a corresponding increase in the dollar value of our Euro-denominated net assets. We intend to redeem these Euro-denominated bonds in 2005 utilizing our available cash, our credit facilities or a combination of both.

      Our outstanding debt and amounts available under these facilities as of March 31, 2005 ($ in millions) were as follows:

                                                                                        Debt           Available
                                                                                    Outstanding         Credit
                                                                                    -----------         ------
         Bank loans (due in less than 1 year)...................................    $      11.9               --
         $1,500.0 Million Revolver  -  due May 24, 2009.........................             --      $   1,500.0
         $500.0 Million - due May 23, 2005......................................             --            500.0
         (euro)152.4 million 5.20% Euro notes  -  due June 24, 2005.............          197.6               --
         Convertible notes  -  due February 7, 2031.............................          847.0               --
         Convertible notes  -  due July 31, 2032................................          892.3               --
         Convertible notes  -  due June 15, 2033................................          600.0               --
         Loan notes and sundry  -  various through 2010.........................           20.8               --
                                                                                    -----------      -----------
     Total......................................................................    $   2,569.6      $   2,000.0
                                                                                    ===========      ===========


      We believe that our operating cash flow combined with our available lines of credit and our access to the capital markets are sufficient to support our foreseeable cash requirements arising from working capital, outstanding debt, capital expenditures, dividends and acquisitions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

      Our results of operations are subject to risk from the translation to the U.S. dollar of the revenue and expenses of our foreign operations, which are generally denominated in the local currency. For the most part, our revenues and the expenses incurred related to those revenues are denominated in the same currency. This minimizes the impact that fluctuations in exchange rates have on our profit margins.

      Our Annual Report on Form 10-K for the year ended December 31, 2004, provides a more detailed discussion of the market risks affecting our operations. As of March 31, 2005, no material change had occurred in our market risks from the disclosure contained in that 10-K.

Forward-Looking Statements

      "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" and other information set forth in, or incorporated by reference into or referenced in, this report contain disclosures which are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "will," "expect," "project," "estimate," "anticipate," "envisage," "plan" or "continue." These forward-looking statements are based upon our current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and anticipated actions and our future financial condition and results. The uncertainties and risks include, but are not limited to, changes in general economic conditions, competitive factors, client communication requirements, the hiring and retention of human resources and other factors. In addition, our international operations are subject to the risk of currency fluctuations, exchange controls and similar risks discussed above. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by us or on our behalf, and those differences could be material.

ITEM 4. CONTROLS AND PROCEDURES

      We have established and maintain disclosure controls and procedures and internal controls over financial reporting designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. We conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of March 31, 2005. There have not been any changes in our internal controls over financial reporting that occurred during our first fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting. Based on that evaluation, our CEO and CFO concluded that as of March 31, 2005, our disclosure controls and procedures are effective to ensure recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 as appropriate to allow timely decisions regarding required disclosure. Our independent registered public accounting firm, KPMG LLP, has audited our financial statements for the year ended December 31, 2004 and issued an attestation report, dated March 11, 2005, on our assessment of our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information regarding legal proceedings described in note 10 to the condensed financial statements set forth in Part I of this report is incorporated by reference into this Part II, Item 1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table presents information with respect to purchases of our common stock made during the three months ended March 31, 2005 by us or any of our "affiliated purchasers".

                                                                             (c)
                                                                          Total Number                 (d)
                                      (a)                (b)         of Shares Purchased         Maximum Number
                                     Total             Average       As Part of Publicly      of Shares that May
                                   Number of         Price Paid         Announced Plans     Yet Be Purchased Under
   During the month:           Shares Purchased (1)   Per Share           or Programs        the Plans or Programs
   -----------------           --------------------   ---------           -----------        ---------------------
January 1, 2005 through            1,723,272           $ 85.07                  --                      --
January 31, 2005

February 1, 2005 through
February 28, 2005                  1,321,500           $ 85.49

March 1, 2005 through
March 31, 2005                     1,375,000           $ 88.79                  --                      --
                                   ---------           -------                ----                    ----
Total                              4,419,772           $ 86.35                  --                      --
                                   =========           =======                ====                    ====


(1) The shares were purchased in the open market for general corporate purposes.

Item 5. Other Information.

      None.

Item 6. Exhibits

(a) Exhibits

      10.1 Executive Salary Continuation Plan Agreement, dated as of October 2, 2001, by and between Omnicom Group Inc. and Jean-Marie Dru.

      10.2 Executive Salary Continuation Plan Agreement, dated as of October 2, 2001, by and between Omnicom Group Inc. and Andrew Robertson.

      10.3 Executive Salary Continuation Plan Agreement, dated as of December 1, 1998, by and between Omnicom Group Inc. and Randall Weisenburger.

      10.4 Employment Agreement, dated as of April 22, 2005, by and among Omnicom Group Inc., TBWA Worldwide Inc. and Jean-Marie Dru (Exhibit
            10.1 to the Form 8-K (Registration No. 001-10551) dated April 28, 2005, and incorporated herein by reference).

      31.1 Certification of the Chief Executive Officer and President required by Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

      31.2 Certification of the Executive Vice President and Chief Financial Officer required by Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

      32.1 Certification of the Chief Executive Officer and President required by Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. ss.1350.

      32.2 Certification of the Executive Vice President and Chief Financial Officer required by Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. ss.1350.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             OMNICOM GROUP INC.

May 10, 2005                                 /s/ Randall J. Weisenburger
                                             -----------------------------------
                                             Randall J. Weisenburger
                                             Executive Vice President
                                             and Chief Financial Officer
                                             (on behalf of Omnicom Group Inc.
                                             and as Principal Financial Officer)