Form 10-Q
period 2005-06-30
OMNICOM GROUP INC
filed 2005-08-03
CIK 29989

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------
                                    FORM 10-Q
                                   ----------

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended: June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 182,109,200 (as of July 29,
2005)

                       OMNICOM GROUP INC. AND SUBSIDIAIRIES
                                      INDEX

PART I.               FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
   Item 1.    Financial Statements

              Consolidated Condensed Balance Sheets  -
                   June 30, 2005 and December 31, 2004.......................  1

              Consolidated Condensed Statements of Income  -  Three Months
                   and Six Months Ended June 30, 2005 and 2004...............  2

              Consolidated Condensed Statements of Cash Flows
                   -  Six Months Ended June 30, 2005 and 2004................  3

              Notes to Consolidated Condensed Financial Statements...........  4

   Item 2.    Management's Discussion and Analysis of Financial Condition
              And Results of Operations......................................  9

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk..... 24

   Item 4.    Controls and Procedures........................................ 25

PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings.............................................. 26

   Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.... 26

   Item 4.    Submission of Matters to a Vote of Security Holders............ 26

   Item 6.    Exhibits....................................................... 27

   Signatures   ............................................................. 29

   Certifications

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars in Millions)


                                                                          (Unaudited)
                                                                            June 30,      December 31,
                                                                             2005             2004
                                                                           ----------     ------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .........................................  $     343.5     $   1,165.6
     Short-term investments at market, which approximates cost .........         21.6           574.0
     Accounts receivable, less allowance for doubtful accounts
        of $55.2 and $67.8 .............................................      5,016.6         4,916.7
     Billable production orders in process, at cost ....................        647.3           536.6
     Prepaid expenses and other current assets .........................        894.2           902.2
                                                                          -----------     -----------
                  Total Current Assets .................................      6,923.2         8,095.1
                                                                          -----------     -----------
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost,
     less accumulated depreciation and amortization of $870.2
     and $909.8 ........................................................        602.5           636.4
INVESTMENTS IN AFFILIATES ..............................................        161.7           162.9
GOODWILL ...............................................................      6,376.7         6,411.4
INTANGIBLES, net of accumulated amortization of $171.6 and $164.7 ......         93.5           110.0
DEFERRED TAX BENEFITS ..................................................        286.3           303.4
OTHER ASSETS ...........................................................        270.2           283.2
                                                                          -----------     -----------
                  TOTAL ASSETS .........................................  $  14,714.1     $  16,002.4
                                                                          ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable ..................................................  $   5,394.3     $   6,011.5
     Advance billings ..................................................        880.7           874.0
     Current portion of long-term debt .................................          1.2           209.2
     Bank loans ........................................................        131.6            17.5
     Accrued taxes .....................................................        148.3           217.0
     Other liabilities .................................................      1,157.1         1,414.7
                                                                          -----------     -----------
                  Total Current Liabilities ............................      7,713.2         8,743.9
                                                                          -----------     -----------
LONG-TERM DEBT .........................................................         18.6            19.1
CONVERTIBLE NOTES ......................................................      2,339.3         2,339.3
DEFERRED COMPENSATION AND OTHER LIABILITIES ............................        287.2           309.1
LONG TERM DEFERRED TAX LIABILITY .......................................        370.7           317.4
MINORITY INTERESTS .....................................................        177.6           194.9

SHAREHOLDERS' EQUITY:
     Common stock ......................................................         29.8            29.8
     Additional paid-in capital ........................................      1,820.6         1,824.5
     Retained earnings .................................................      3,269.8         2,975.4
     Unamortized stock compensation ....................................       (183.9)         (178.9)
     Accumulated other comprehensive income ............................        122.2           268.5
     Treasury stock ....................................................     (1,251.0)         (840.6)
                                                                          -----------     -----------
                  Total Shareholders' Equity ...........................      3,807.5         4,078.7
                                                                          -----------     -----------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........  $  14,714.1     $  16,002.4
                                                                          ===========     ===========

           The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              (Dollars in Millions)
                                   (Unaudited)

                                     Three Months Ended June 30,    Six Months Ended June 30,
                                     ---------------------------    -------------------------
                                         2005          2004             2005          2004
                                         ----          ----             ----          ----
REVENUE ...........................   $ 2,615.8     $ 2,407.8         $ 5,018.8     $ 4,639.2

OPERATING EXPENSES:
     Salary and service costs .....     1,803.3       1,653.6           3,534.1       3,247.2
     Office and general expenses ..       430.5         410.5             845.4         818.9
                                      ---------     ---------         ---------     ---------
                                        2,233.8       2,064.1           4,379.5       4,066.1
                                      ---------     ---------         ---------     ---------
OPERATING PROFIT ..................       382.0         343.7             639.3         573.1

NET INTEREST EXPENSE:
     Interest expense .............        18.2          10.8              35.6          24.5
     Interest income ..............        (3.9)         (3.5)             (9.2)         (6.8)
                                      ---------     ---------         ---------     ---------
                                           14.3           7.3              26.4          17.7
                                      ---------     ---------         ---------     ---------
INCOME BEFORE INCOME TAXES ........       367.7         336.4             612.9         555.4

INCOME TAXES ......................       124.3         113.1             210.5         186.7
                                      ---------     ---------         ---------     ---------
INCOME AFTER INCOME TAXES .........       243.4         223.3             402.4         368.7

EQUITY IN AFFILIATES ..............         5.0           4.9              10.2           7.3

MINORITY INTERESTS ................       (22.6)        (22.1)            (36.3)        (34.3)
                                      ---------     ---------         ---------     ---------
        NET INCOME ................   $   225.8     $   206.1         $   376.3     $   341.7
                                      =========     =========         =========     =========

NET INCOME PER COMMON SHARE:

        Basic .....................   $     1.24    $     1.10        $     2.07    $     1.82
        Diluted ...................   $     1.24    $     1.10        $     2.05    $     1.81

DIVIDENDS DECLARED PER COMMON SHARE   $     0.225   $     0.225       $     0.450   $     0.450

           The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)


                                                                           Six Months Ended June 30,
                                                                           -------------------------
                                                                               2005        2004
                                                                               ----        ----
Cash flows from operating activities:
Net income ...............................................................  $  376.3     $ 341.7
     Adjustments to reconcile net income to net cash provided
        by operating activities:
     Depreciation of tangible assets .....................................      67.0        66.2
     Amortization of intangible assets ...................................      18.5        20.4
     Minority interests ..................................................      36.3        34.3
     Earnings of affiliates less (in excess of) than dividends received ..      (3.8)       (1.9)
     Net gain on investment activity .....................................      (7.4)      (13.1)
     Tax benefit on employee stock plans .................................      14.0         8.4
     Amortization of stock compensation ..................................      47.4        61.6
     Provisions for losses on accounts receivable ........................       1.6         4.6
     Changes in assets and liabilities providing (requiring) cash, net of acquisitions:
     Increase in accounts receivable .....................................    (318.2)     (248.3)
     Increase in billable production orders in process ...................    (128.8)     (164.2)
     Increase in prepaid expenses and other current assets ...............     (98.9)     (109.1)
     Net change in other assets and liabilities ..........................    (193.1)     (148.4)
     Increase in advanced billings .......................................      30.9        64.9
     Net increase (decrease) in accrued and deferred taxes ...............      21.2       (22.9)
     Decrease in accounts payable ........................................    (433.2)     (158.1)
                                                                            --------     -------
        Net cash used for operating activities ...........................    (570.2)     (263.9)
                                                                            --------     -------
Cash flows from investing activities:
     Capital expenditures ................................................     (67.2)      (78.1)
     Payments for purchases of equity interests in subsidiaries and
        affiliates, net of cash acquired .................................    (134.2)     (158.7)
     Proceeds from sale of assets ........................................      29.3         0.0
     Purchases of short-term investments .................................    (331.0)     (658.6)
     Proceeds from short-term investments and other ......................     957.0       945.5
                                                                            --------     -------
        Net cash provided by investing activities ........................     453.9        50.1
                                                                            --------     -------
Cash flows from financing activities:
     Increase (decrease) in short-term borrowings ........................     116.2        (0.1)
     Proceeds from issuance of debt ......................................       0.4         2.8
     Repayments of principal of long-term debt obligations ...............    (188.6)      (12.7)
     Dividends paid ......................................................     (82.4)      (79.7)
     Purchase of treasury shares .........................................    (524.0)     (286.8)
     Other, net ..........................................................     (14.7)      (17.1)
                                                                            --------     -------
        Net cash used in financing activities ............................    (693.1)     (393.6)
                                                                            --------     -------
Effect of exchange rate changes on cash and cash equivalents .............     (12.7)       22.1
                                                                            --------     -------
        Net decrease in cash and cash equivalents ........................    (822.1)     (585.3)
Cash and cash equivalents at beginning of period .........................   1,165.6     1,243.5
                                                                            --------     -------
Cash and cash equivalents at end of period ...............................  $  343.5     $ 658.2
                                                                            ========     =======
Supplemental disclosures:
     Income taxes paid ...................................................  $  144.2     $ 114.8
     Interest paid .......................................................  $   27.1     $  26.5

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

2. The accompanying financial statements reflect all adjustments, consisting of normally recurring accruals, which in the opinion of management are necessary for a fair presentation, in all material respects, of the information contained therein. Certain amounts in prior periods have been reclassified to conform them to the quarter ended June 30, 2005 presentation. These statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2004.

3. Results of operations for interim periods are not necessarily indicative of annual results.

4. Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents which include outstanding options and restricted shares. For purposes of computing diluted earnings per share, 1,346,000 and 1,314,000 common share equivalents were assumed to be outstanding for the three months ended June 30, 2005 and 2004, respectively, and 1,436,000 and 1,443,000 common share equivalents were assumed to be outstanding for the six months ended June 30, 2005 and 2004, respectively. For the three months ended June 30, 2005 and 2004, respectively, 4,636,000 shares and 4,754,000 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of our common shares and therefore their inclusion would have been anti-dilutive. For the six months ended June 30, 2005 and 2004, respectively, 4,596,000 and 4,754,000 shares were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

            The assumed increase in net income related to the after tax compensation expense related to dividends on restricted shares was $224.0 thousand for each of the three month periods ended June 30, 2005 and 2004, and $448.0 thousand and $424.0 thousand for the six months ended June 30, 2005 and 2004, respectively.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

            The number of shares used in our EPS computations were:


                                         Three Months                         Six Months
                                        Ended June 30,                      Ended June 30,
                                   ---------------------------       -----------------------------
                                     2005              2004              2005             2004
                                     ----              ----              ----             ----
      Basic EPS Computation       181,414,000      186,846,000       182,029,000      187,349,000
      Diluted EPS Computation     182,760,000      188,160,000       183,465,000      188,792,000

5.    Total comprehensive income and its components were:


                                                                  (Dollars in Millions)
                                                        -------------------------------------------
                                                            Three Months              Six Months
                                                           Ended June 30,            Ended June 30,
                                                        ------------------        -----------------
                                                          2005       2004           2005       2004
                                                          ----       ----           ----       ----
      Net income for the period......................   $ 225.8    $ 206.1        $  376.3    $ 341.7

      Foreign currency translation adjustment,
      net of income taxes of $53.9 and $15.0 and
      $78.8 and $1.1 for the three months and
      six months ended June 30, 2005 and 2004,
      respectively.........................              (100.2)     (27.9)         (146.3)      (2.1)
                                                        -------    -------        --------    -------
      Comprehensive income for the period............   $ 125.6    $ 178.2        $  230.0    $ 339.6
                                                        =======    =======        ========    =======

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

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

            A summary of our revenue and long-lived assets by geographic area as of June 30, 2005 and 2004 is presented below:


                                                             (in millions of dollars)
                                      ------------------------------------------------------------------------
                                      United             Euro          United        Other
                                      States         Denominated      Kingdom    International    Consolidated
                                      ------         -----------      -------    -------------    ------------
      Revenue
      Three Months Ended June 30,
         2005                       $ 1,427.7        $   549.1        $ 269.6        $ 369.4        $ 2,615.8
         2004                         1,305.0            504.4          266.3          332.1          2,407.8

      Revenue
      Six Months Ended June 30,
         2005                       $ 2,739.8        $ 1,055.3        $ 535.1        $ 688.6        $ 5,018.8
         2004                         2,520.3            960.7          521.8          636.4          4,639.2

      Long-lived Assets
      at June 30,
         2005                       $   329.5        $   101.0        $  83.7        $  88.3        $   602.5
         2004                           330.0            100.2           92.1           85.4            607.7

7. Bank loans at June 30, 2005 of $131.6 million are primarily comprised of domestic borrowings and bank overdrafts of our international subsidiaries which are treated as unsecured loans pursuant to our bank agreements. We had unsecured committed revolving credit facilities of $2,500.0 million as of June 30, 2005. There were no borrowings under the revolving credit facilities and no commercial paper was outstanding as of June 30, 2005.

            On May 23, 2005, we amended and extended our existing $1,500.0 million revolving credit facility with a consortium of banks, resulting in a five-year $2,100.0 million revolving credit facility which matures May 23, 2010. On June 30, 2005, we entered into a new $400.0 million 364-day revolving credit facility with a maturity date of June 29, 2006. This facility replaced our previous $500.0 million 364-day revolving credit facility that expired May 24, 2005. This facility includes a provision that allows us to convert all amounts outstanding at expiration of the facility into a one-year term loan.

            In funding our day-to-day liquidity, we are an active participant in the commercial paper market with a $1,500.0 million program. Our $2,100.0 million revolving credit facility provides credit support for commercial paper issued under this program.

            The consortium for the five-year facility consists of 27 banks. Citibank N.A. acts as administrative agent, ABN Amro acts as syndication agent and JPMorgan Chase Bank and HSBC Bank USA act as co-documentation agents for the facility. Other significant lending institutions include Societe Generale, Bank of America, Wachovia and Sumitomo Mitsui.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

            The consortium for the 364-day facility consists of eight banks. Citibank N.A. acts as administrative agent. ABN Amro acts as syndication agent and JPMorgan Chase Bank, Bank of America, and Banco Bilbao Vizcaya Argentaria act as co-documentation agents for the facility.

            These revolving credit facilities provide us with the ability to classify our borrowings that could come due within one year as long-term debt, as it is our intention to keep the borrowings outstanding on a long-term basis.

8. Included in operating income for the six months ended June 30, 2005 is a pre-tax net gain of $6.9 million arising from the sale in the first quarter of a majority owned business located in Australia and New Zealand and the disposal of a non-strategic business located in the United States. Due to an unusually high book tax rate caused by the non-deductibility of goodwill, the book tax cost of the transactions was $6.1 million. After deducting minority interest expense, the impact of these transactions increased net income by $0.4 million.

9. In 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB No. 123". We adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" effective January 1, 2004. Pre-tax stock-based employee compensation costs for the six months ended June 30, 2005 and 2004, were $47.4 million and $61.6 million, respectively.

            In 2004, the FASB issued SFAS No. 123R which is effective for annual reporting periods beginning after December 15, 2005 and generally applies to grants made after adoption. SFAS 123R is a revision of SFAS 123. Because we previously adopted SFAS 123, as amended by SFAS 148, on January 1, 2004, we believe that the adoption of SFAS 123R will not have a material impact on our consolidated results of operations or financial position. However, we are in the process of assessing the full impact and related disclosure requirements of this revision.

10. Beginning on June 13, 2002, several putative class actions were filed against us and certain senior executives in the United States District Court for the Southern District of New York. The actions have since been consolidated under the caption In re Omnicom Group Inc. Securities Litigation, No. 02-CV4483 (RCC), on behalf of a proposed class of purchasers of our common stock between February 20, 2001 and June 11, 2002. The consolidated complaint alleges, among other things, that our public filings and other public statements during that period contained false and misleading statements or omitted to state material

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

      information relating to (1) our calculation of the organic growth component of period-to-period revenue growth, (2) our valuation of and accounting for certain internet investments made by our Communicade Group ("Communicade"), which we contributed to Seneca Investments LLC ("Seneca") in 2001, and (3) the existence and amount of certain contingent future obligations in respect of acquisitions. The complaint seeks an unspecified amount of compensatory damages plus costs and attorneys' fees. Defendants moved to dismiss the complaint and on March 28, 2005, the court dismissed portions (1) and (3) of the complaint detailed above. The court's decision denying the defendants' motion to dismiss the remainder of the complaint did not address the ultimate merits of the case, but only the sufficiency of the pleading. Defendants have answered the complaint, and discovery has commenced.

            In addition, on June 28, 2002, a derivative action was filed purportedly on behalf of Omnicom in New York State court. On February 18, 2005, a second shareholder derivative action, again purportedly brought on behalf of the Company, was filed in New York State court. The derivative actions were consolidated before a New York State Justice and the plaintiffs have filed an amended consolidated complaint. The consolidated derivative complaint questions the business judgment of certain current and former directors of Omnicom, by challenging, among other things, the valuation of and accounting for the internet investments made by Communicade and the contribution of those investments to Seneca. The consolidated complaint alleges that the defendants breached their fiduciary duties of good faith. The lawsuit seeks from the directors the amount of profits received from selling Omnicom stock and other unspecified damages to be paid to the Company, as well as costs and attorneys' fees. The defendants intend to move to dismiss the complaint and, pursuant to an agreed schedule, briefing on the motion to dismiss should be complete in November 2005.

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

11. On July 28, 2005, we offered to pay holders of our Zero Coupon Zero Yield Convertible Notes due 2032, $37.50 per $1,000 principal amount of notes as an incentive to the holders to not exercise their right to put their notes to us for repurchase. None of the notes were put to us for repurchase. The total payment will be $33.5 million, which we will amortize ratably over a twelve month period to the next put date.

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

      Globally, during the past few years, the overall industry has continued to be affected by geopolitical unrest, lagging economic conditions, lack of consumer confidence and cautious client spending. All of these factors contributed to a difficult business environment and industry-wide margin contraction. Throughout this period, we have continued to invest in our businesses and our personnel, and have taken actions to reduce costs at some of our agencies to address the changing economic circumstances.

      Several long-term trends continue to affect our business, including our clients increasingly expanding the focus of their brand strategies from national markets to pan-regional and global markets. Additionally, in an effort to gain greater efficiency and effectiveness from their marketing dollars, clients are increasingly requiring greater coordination of their traditional advertising and marketing activities and concentrating these activities with a smaller number of service providers. In recent periods, these trends, coupled with improving economic conditions, have had a positive impact on our business.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      In recent years, our revenue has historically been divided almost evenly between domestic and international operations. For the three months ended June 30, 2005, our overall revenue growth was 8.6% compared to the prior year period, of which 2.2% was related to changes in foreign exchange rates and (0.6)% was related to entities acquired, net of disposals. The remaining 7.0% was organic growth. For the six months ended June 30, 2005, our overall revenue growth was 8.2% compared to the prior year period, of which 2.2% was related to changes in foreign exchange rates, (0.4)% was related to entities acquired, net of disposals and the remaining 6.4% was organic growth.

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

      Because we are a service business, we monitor these costs on a percentage of revenue basis. Salary and service costs tend to fluctuate in conjunction with changes in revenues, whereas office and general expenses, which are not directly related to servicing clients, tend to decrease as a percentage of revenue as revenues increase because a significant portion of these expenses are relatively fixed in nature. During the second quarter of 2005, salary and service costs increased slightly to 68.9% of revenue from 68.7% of revenue in the second quarter of 2004, as these costs increased in line with the increase in revenues. Office and general expenses declined to 16.5% of revenue in the second quarter of 2005 from 17.0% in the second quarter of 2004, as a result of our continuing efforts to leverage fixed costs and better align these costs with business levels on a location-by-location basis. Similarly, during the first six months of 2005, salary and service costs increased marginally to 70.4% of revenue from 70.0% of revenue in the first six months of 2004, and office and general expenses declined to 16.8% of revenue in the first six months of 2005 from 17.7% in the first six months of 2004.

      Our net income for the second quarter of 2005 increased by 9.6% to $225.8 million from $206.1 million in the second quarter of 2004, and our diluted EPS increased by 12.7% to $1.24 from $1.10. Our net income for the first six months of 2005 increased by 10.1% to $376.3 million from $341.7 million in the first six months of 2004, and our diluted EPS increased by 13.3% to $2.05 from $1.81.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations:  Second Quarter 2005 Compared to Second Quarter 2004

      Revenue: Our second quarter of 2005 consolidated worldwide revenue increased 8.6% to $2,615.8 million from $2,407.8 million in the comparable period last year. The effect of foreign exchange impacts increased worldwide revenue by $53.9 million. Acquisitions, net of disposals, decreased worldwide revenue by $14.3 million in the second quarter of 2005 and organic growth increased worldwide revenue by $168.4 million. The components of the second quarter 2005 revenue growth in the U.S. ("domestic") and the remainder of the world ("international") are summarized below ($ in millions):


                                                Total                 Domestic            International
                                        --------------------     ------------------     -------------------
                                            $             %          $           %          $           %
                                        ---------       ---      ---------      ---     ---------       ---
Second Quarter ended June 30, 2004      $ 2,407.8         --     $ 1,305.0       --     $ 1,102.8        --

Components of Revenue Changes:

Foreign exchange impact ..........           53.9       2.2%        --           --          53.9       4.9%
Acquisitions .....................          (14.3)     (0.6)%          8.8      0.7%        (23.1)     (2.1)%
Organic ..........................          168.4       7.0%         113.9      8.7%         54.5       4.9%
                                        ---------       ---      ---------      ---     ---------       ---
Second Quarter ended June 30, 2005      $ 2,615.8       8.6%     $ 1,427.7      9.4%    $ 1,188.1       7.7%
                                        =========       ===      =========      ===     =========       ===

The components and percentages are calculated as follows:

      o The foreign exchange impact component shown in the table is calculated by first converting the current period's local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $2,561.9 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $2,615.8 million less $2,561.9 million for the Total column in the table).

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

      o The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $2,407.8 million for the Total column in the table).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


      The components of revenue and revenue growth in our primary geographic markets for the second quarter of 2005 compared to the second quarter of 2004 are summarized below ($ in millions):

                                                      $ Revenue      % Growth
                                                      ---------      --------
             United States.......................     $  1,427.7         9.4%
             Euro Denominated Markets............          549.1        8.9%
             United Kingdom......................          269.6         1.2%
             Other...............................          369.4        11.2%
                                                      ----------         ---
             Total...............................     $  2,615.8         8.6%
                                                      ==========         ===

      As indicated, foreign exchange impacts increased our international revenue by $53.9 million during the quarter ended June 30, 2005. The most significant impacts resulted from the strength of the Euro and the British Pound against the U.S. dollar, as our operations in these markets represented approximately 70% of our international revenue.

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


                                                               (Dollars in Millions)
                                   -----------------------------------------------------------------------
                                   2nd Quarter   % of        2nd Quarter   % of             $          %
                                      2005      Revenue         2004      Revenue        Growth     Growth
                                   -----------  -------      -----------  -------        ------     ------
Traditional media advertising      $ 1,154.1     44.1%       $ 1,059.9     44.0%       $    94.2      8.9%
CRM                                    893.7     34.2%           808.7     33.6%            85.0     10.5%
Public relations                       264.9     10.1%           263.1     10.9%             1.8      0.7%
Specialty communications               303.1     11.6%           276.1     11.5%            27.0      9.8%
                                   ---------                 ---------                 ---------
                                   $ 2,615.8                 $ 2,407.8                 $   208.0      8.6%
                                   =========                 =========                 =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Operating Expenses: Our second quarter 2005 worldwide operating expenses increased $169.7 million, or 8.2%, to $2,233.8 million from $2,064.1 million in the second quarter of 2004, as shown below.


                                                                        (Dollars in Millions)
                                      -----------------------------------------------------------------------------------------
                                                                     Three Months Ended June 30,
                                      -----------------------------------------------------------------------------------------
                                                    2005                                 2004                  2005 vs 2004
                                      --------------------------------     -----------------------------     ------------------
                                                      %        % of                       %       % of
                                                     of      Total Op.                    of    Total Op.         $         %
                                          $        Revenue     Costs           $       Revenue    Costs       Growth     Growth
                                      ---------    -------   ---------     ---------   -------  ---------     ------     ------
Revenue ...........................   $ 2,615.8                            $ 2,407.8                         $   208.0    8.6%

Operating expenses:
    Salary and service costs.......     1,803.3     68.9%     80.7%          1,653.6    68.7%     80.1%          149.7    9.1%
    Office and general expenses....       430.5     16.5%     19.3%            410.5    17.0%     19.9%           20.0    4.9%
                                      ---------     ----      ----         ---------    ----      ----       ---------   ----
Total Operating Costs..............     2,233.8     85.4%                    2,064.1    85.7%                    169.7    8.2%

Operating profit...................   $   382.0     14.6%                  $   343.7    14.3%                $    38.3   11.1%
                                      =========                            =========                         =========

      Salary and service costs, which are comprised of direct service costs and salary and related costs, increased by $149.7 million, or 9.1%, and represented 80.7% of total operating expenses in the second quarter of 2005 versus 80.1% in the second quarter of 2004. Most, or $149.7 million and 88.2%, of the $169.7 million total increase in operating expenses in the second quarter of 2005 resulted from increases in salary and service costs. This increase was primarily attributable to increased revenue levels and the required increases in direct salary and salary related costs necessary to deliver our services and pursue new business initiatives, including increases in freelance labor costs as compared to the second quarter of 2004. As a result, salary and service costs as a percentage of revenues increased slightly from 68.7% in the second quarter of 2004 to 68.9% in the second quarter of 2005.

      Office and general expenses, which are comprised of office and equipment rent, technology costs and depreciation and amortization of identifiable intangibles, professional fees and other overhead expenses, increased by $20.0 million, or 4.9%, in the second quarter of 2005 compared to the same period in 2004. Office and general expenses decreased as a percentage of our total operating costs in the second quarter of 2005 to 19.3% versus 19.9% in the prior period. Additionally, as a percentage of revenue, office and general expenses decreased in the second quarter of 2005 to 16.5% from 17.0% in the second quarter of 2004 primarily as a result of our higher utilization of our fixed cost base stemming in part from leveraging our real estate commitments and other occupancy and office related costs over a higher revenue base. These expenses are relatively fixed in nature and do not necessarily change relative to our revenue growth.

      Net Interest Expense: Our net interest expense in the second quarter of 2005 was $14.3 million, up from $7.3 million in the same period in 2004. The increase resulted from $8.0 million of additional interest costs associated with the amortization of payments we made to consenting holders of certain of our convertible notes during the second half of 2004, as an incentive to the noteholders to consent to certain amendments to our indentures and not to exercise certain put rights. In August 2004, we paid $24.5 million in the aggregate to consenting

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

holders of our Zero Coupon Zero Yield Convertible Notes due 2032 and in November 2004, we paid $14.8 million and $1.2 million in the aggregate to consenting holders of our Liquid Yield Option Notes due 2031 and Zero Coupon Zero Yield Convertible Notes due 2033, respectively. Furthermore, interest expense relative to our (euro)152.4 million 5.20% Euro notes increased due to the foreign currency change of the Euro relative to the U.S. dollar. This increase was partially offset by cash management efforts during the quarter.

      Income Taxes: Our consolidated effective income tax rate was 33.8% in the second quarter of 2005, which is slightly higher than our second quarter 2004 and full year rate for 2004 of 33.6%.

      Earnings Per Share (EPS): For the foregoing reasons, our net income in the second quarter of 2005 increased $19.7 million, or by 9.6%, to $225.8 million from $206.1 million in the second quarter of 2004. Diluted earnings per share increased 12.7% to $1.24 in the second quarter of 2005, as compared to $1.10 in the prior year period for the reasons described above, as well as the impact of the reduction in our weighted average shares outstanding for the second quarter which resulted from our purchase of treasury shares during the first half of 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations:  First Six Months 2005 Compared to First Six Months 2004

      Revenue: Our first six months of 2005 consolidated worldwide revenue increased 8.2% to $5,018.8 million from $4,639.2 million in the comparable period last year. The effect of foreign exchange impacts increased worldwide revenue by $101.6 million. Acquisitions, net of disposals, decreased worldwide revenue by $19.1 million in the first six months of 2005 and organic growth increased worldwide revenue by $297.1 million. The components of the first six months of 2005 revenue growth in the U.S. ("domestic") and the remainder of the world ("international") are summarized below ($ in millions):


                                                    Total                   Domestic               International
                                             ------------------        -----------------        ------------------
                                                  $          %             $          %             $           %
                                             ---------      ---        ---------     ---        ---------      ---
     Six months ended June 30, 2004.......   $ 4,639.2      --         $ 2,520.3      --        $ 2,118.9      --

     Components of Revenue Changes:

     Foreign exchange impact..............       101.6      2.2%             --       --            101.6      4.8%
     Acquisitions.........................       (19.1)    (0.4)%           22.0     0.9%           (41.1)    (1.9)%
     Organic..............................       297.1      6.4%           197.5     7.8%            99.6      4.7%
                                             ---------      ---        ---------     ---        ---------      ---
     Six months ended June 30, 2005.......   $ 5,018.8      8.2%       $ 2,739.8     8.7%       $ 2,279.0      7.6%
                                             =========      ===        =========     ===        =========      ===


The components and percentages are calculated as follows:

      o The foreign exchange impact component shown in the table is calculated by first converting the current period's local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $4,917.2 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $5,018.8 million less $4,917.2 million for the Total column in the table).

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

      o The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $4,639.2 million for the Total column in the table).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      The components of revenue and revenue growth in our primary geographic markets for the first six months of 2005 compared to the first six months of 2004 are summarized below ($ in millions):

                                                    $ Revenue        % Growth
                                                    ---------        --------
           United States.......................     $  2,739.8           8.7%
           Euro Denominated Markets............        1,055.3           9.8%
           United Kingdom......................          535.1           2.5%
           Other...............................          688.6           8.2%
                                                    ----------           ---
           Total...............................     $  5,018.8           8.2%
                                                    ==========           ===

      As indicated, foreign exchange impacts increased our international revenue by $101.6 million during the first six months of 2005. The most significant impacts resulted from the strength of the Euro and the British Pound against the U.S. dollar, as our operations in these markets represented approximately 70% of our international revenue.

      In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories: traditional media advertising, CRM, public relations and specialty communications, as summarized below.

                                                                (Dollars in Millions)
                                    ------------------------------------------------------------------------
                                    Six Months    % of        Six Months    % of             $          %
                                       2005      Revenue         2004      Revenue        Growth      Growth
                                    ----------   -------      ----------   -------        ------      ------
Traditional media advertising       $ 2,203.9     43.9%       $ 2,037.1     43.9%       $   166.8      8.2%
CRM                                   1,704.6     34.0%         1,558.8     33.6%           145.8      9.4%
Public relations                        521.2     10.4%           502.4     10.8%            18.8      3.7%
Specialty communications                589.1     11.7%           540.9     11.7%            48.2      8.9%
                                    ---------                 ---------                 ---------
                                    $ 5,018.8                 $ 4,639.2                 $   379.6      8.2%
                                    =========                 =========                 =========

      Operating Expenses: Our first six months of 2005 worldwide operating expenses increased $313.4 million, or 7.7%, to $4,379.5 million from $4,066.1 million in the first six months of 2004, as shown below.


                                                                        (Dollars in Millions)
                                      -----------------------------------------------------------------------------------------
                                                                     Three Months Ended June 30,
                                      -----------------------------------------------------------------------------------------
                                                    2005                                 2004                  2005 vs 2004
                                      --------------------------------     -----------------------------     ------------------
                                                      %        % of                       %       % of
                                                     of      Total Op.                    of    Total Op.         $         %
                                          $        Revenue     Costs           $       Revenue    Costs       Growth     Growth
                                      ---------    -------   ---------     ---------   -------  ---------     ------     ------
Revenue                               $ 5,018.8                            $ 4,639.2                         $ 379.6      8.2%

Operating expenses:
    Salary and service costs.......     3,534.1     70.4%      80.7%         3,247.2    70.0%     79.9%        286.9      8.8%
    Office and general expenses....       845.4     16.8%      19.3%           818.9    17.7%     20.1%         26.5      3.2%
    -------------------------------   ---------     ----       ----        ---------    ----      ----        ------     ----
Total Operating Costs..............     4,379.5     87.3%                    4,066.1    87.6%                  313.4      7.7%

Operating profit...................   $   639.3     12.7%                  $   573.1    12.4%                 $ 66.2     11.6%
                                      =========                            =========                          ======     ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Salary and service costs, which are comprised of direct service costs and salary and related costs, increased by $286.9 million, or 8.8%, and represented 80.7% of total operating expenses in the first six months of 2005 versus 79.9% in the first six months of 2004. Most, or $286.9 million and 91.5%, of the $313.4 million total increase in operating expenses in the first six months of 2005 resulted from increases in salary and service costs. This increase was primarily attributable to increased revenue levels and the required increases in direct salary and salary related costs necessary to deliver our services and pursue new business initiatives, including our continuing efforts to restore incentive-based compensation pools commensurate with our performance and increases in freelance labor costs. As a result, salary and service costs as a percentage of revenues increased marginally from 70.0% in the first six months of 2004 to 70.4% in the first six months of 2005.

      Office and general expenses, which are comprised of office and equipment rent, technology costs and depreciation and amortization of identifiable intangibles, professional fees and other overhead expenses, increased by $26.5 million, or 3.2%, in the first six months of 2005 compared to the same period in 2004. Office and general expenses decreased as a percentage of our total operating costs in the first six months of 2005 to 19.3% versus 20.1% in the prior period. Additionally, as a percentage of revenue, office and general expenses decreased in the first six months of 2005 to 16.8% from 17.7% in the first six months of 2004, as a result of our higher utilization of our fixed cost base stemming in part from leveraging our real estate commitments and other occupancy and office related costs over a higher revenue base. These expenses are relatively fixed in nature and do not necessarily change relative to our revenue growth. Included in office and general expenses in the first quarter of 2005 was a pre-tax $6.9 million net gain related to the sale of a majority owned business located in Australia and New Zealand and the disposal of a non-strategic business located in the United States. Additionally, included in office and general expenses in the first quarter of 2004 was a $3.2 million pre-tax net gain arising from Seneca Investment LLC's recapitalization, offset by losses from the disposal of other cost-based investments and costs incurred in connection with the disposal of two non-strategic businesses.

      Net Interest Expense: Our net interest expense in the first six months of 2005 was $26.4 million, up from $17.7 million in the same period in 2004. The increase resulted from $13.1 million of additional interest costs associated with the amortization of payments we made to consenting holders of certain of our convertible notes during the second half of 2004, as an incentive to the noteholders to consent to certain amendments to our indentures and not to exercise certain put rights. In August 2004, we paid $24.5 million in the aggregate to consenting holders of our Zero Coupon Zero Yield Convertible Notes due 2032 and in November 2004, we paid $14.8 million and $1.2 million in the aggregate to consenting holders of our Liquid Yield Option Notes due 2031 and Zero Coupon Zero Yield Convertible Notes due 2033, respectively. Furthermore, interest expense relative to our (euro)152.4 million 5.20% Euro notes increased due to the foreign currency change of the Euro relative to the U.S. dollar. This increase was partially offset by cash management efforts during the first-half of 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Income Taxes: Our consolidated effective income tax rate was 34.3% in the first six months of 2005. Excluding the impact related to the net gain, as described above in our discussion of operating expenses, our tax rate was 33.7% in the first six months of 2005, which is comparable to our first half of 2004 and full year rate for 2004 of 33.6%.

      Earnings Per Share (EPS): For the foregoing reasons, our net income in the first six months of 2005 increased $34.6 million, or by 10.1%, to $376.3 million from $341.7 million in the first six months of 2004. Diluted earnings per share increased 13.3% to $2.05 in the first six months of 2005, as compared to $1.81 in the prior year period for the reasons described above, as well as the impact of the reduction in our weighted average shares outstanding for the first six months of 2005 which resulted from our purchase of treasury shares during this period.

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

New Accounting Pronouncements

      In 2004 the FASB issued SFAS No. 123R which is effective for annual reporting periods beginning after December 15, 2005 and generally applies to grants made after adoption. SFAS 123R is a revision of SFAS 123. Because we previously adopted SFAS 123, as amended by SFAS 148, on January 1, 2004, we believe that the adoption of SFAS 123R will not have a material impact on our consolidated results of operations or financial position. However, we are in the process of assessing the full impact and related disclosure requirements of this revision.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contingent Acquisition Obligations

      Certain of our acquisitions are structured with contingent purchase price obligations, often referred to as earn-outs. We utilize contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period. These payments are not contingent upon future employment. The aggregate amount of future contingent purchase price payments that we would be required to pay for prior acquisitions, assuming that the businesses perform over the relevant future periods at their current profit levels, is approximately $372 million as of June 30, 2005. The ultimate amounts payable cannot be predicted with reasonable certainty because it is dependent upon future results of operations of subject businesses and is subject to changes in foreign currency exchange rates. In accordance with GAAP, we have not recorded a liability for these items on our balance sheet since the definitive amount is not determinable or distributable. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. Our obligations change from period to period primarily as a result of payments made during the current period, changes in the acquired entities' performance and changes in foreign currency exchange rates. These differences could be significant. The contingent purchase price obligations as of June 30, 2005, calculated assuming that the acquired businesses perform over the relevant future periods at their current profit levels, are as follows:

                                (Dollars in Millions)
      --------------------------------------------------------------------------
       Remainder                                             There-
         2005        2006         2007          2008         after        Total
       ---------     ----         ----          ----         ------       -----
      $   113      $   89       $    94       $    49       $   27       $   372

      In addition, owners of interests in certain of our subsidiaries or affiliates have the right in certain circumstances to require us to purchase additional ownership stakes in those companies. Assuming that the subsidiaries and affiliates perform over the relevant periods at their current profit levels, the aggregate amount we could be required to pay in future periods is approximately $246 million, $139 million of which relate to obligations that are currently exercisable. If these rights are exercised, there would be an increase in our net income as a result of our increased ownership and the reduction of minority interest expense. The ultimate amount payable relating to these transactions will vary because it is primarily dependent on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates. The actual amount that we pay is likely to be different from this estimate and the difference could be significant. The obligations that exist for these agreements as of June 30, 2005, calculated using the assumptions above, are as follows:

                                               (Dollars in Millions)
                                 --------------------------------------------
                                  Currently       Not Currently
                                 Exercisable       Exercisable         Total
                                 -----------       -----------         -----
      Subsidiary agencies         $    113          $     94         $    207
      Affiliated agencies               26                13               39
                                  --------          --------         --------
           Total                  $    139          $    107         $    246
                                  ========          ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

      Our principal non-discretionary funding requirement is our working capital. In addition, we have contractual obligations related to our debt and convertible notes, our recurring business operations primarily related to lease obligations, as well as certain contingent acquisition obligations related to acquisitions made in prior years. Historically, substantially all of our non-discretionary cash requirements have been funded from operating cash flow.

      Our principal discretionary cash requirements include dividend payments to our shareholders, repurchases of our stock, payments for strategic acquisitions and capital expenditures. The repurchases of our stock during the second quarter of 2005 are summarized in Part II, Item 2 "Unregistered Sales of Equity Securities and Use of Proceeds" of this Report on Form 10-Q.

      We have a seasonal working capital cycle. Working capital requirements are lowest at year-end and higher during the first, second and third quarters. This cycle occurs because in the majority of our businesses we act as agent on behalf of our clients, including when we place media and incur production costs on their behalf. We generally require collection from our clients prior to our payment for the media and production cost obligations and these obligations are greatest at the end of the year.

      Historically, on an annual basis, our discretionary and non-discretionary spending has been funded from operating cash flow. However, during the year we manage liquidity by utilizing our credit facilities discussed below.

      Liquidity: We had cash and cash equivalents totaling $343.5 million and $1,165.6 million at June 30, 2005 and December 31, 2004, respectively. We also had short-term investments totaling $21.6 million and $574.0 million at June 30, 2005 and December 31, 2004, respectively. Consistent with our historical trends in the first six months of the year, we had negative cash flow from operations of $570.2 million. We funded this deficit primarily with cash on hand, liquidation of short-term investments and by managing our working capital.

      Capital Resources: On May 23, 2005, we amended and extended our existing revolving credit facilities with a consortium of banks, resulting in a five-year $2,100.0 million revolving credit facility which matures May 23, 2010. On June 30, 2005, we entered into a new $400.0 million 364-day revolving credit facility with a maturity date of June 29, 2006. The five-year facility amended our previous five-year, $1,500.0 million facility. The 364-day facility replaced our 364-day facility that expired May 24, 2005. The new 364-day facility includes a provision that allows us to convert all amounts outstanding at expiration of the facility into a one-year term loan.

      In funding our day-to-day liquidity, we are an active participant in the commercial paper market with a $1,500.0 million program. Our $2,100.0 million revolving credit facility provides

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

credit support for issuances under this program. As of June 30, 2005, no commercial paper was outstanding and we had no other borrowings outstanding under either credit facility.

      The consortium for the five-year facility consists of 27 banks. Citibank N.A. acts as administrative agent, ABN Amro acts as syndication agent and JPMorgan Chase Bank and HSBC Bank USA act as co-documentation agents for the facility. Other significant lending institutions include Societe Generale, Bank of America, Wachovia and Sumitomo Mitsui.

      The consortium for the 364-day facility consists of eight banks. Citibank N.A. acts as administrative agent, ABN Amro acts as syndication agent and JPMorgan Chase Bank, Bank of America, and Banco Bilbao Vizcaya Argentaria act as co-documentation agents for the facility.

      These facilities are a critical component in our analysis of the liquidity and capital resources that provide us with the ability to classify up to $2,500.0 million of our borrowings that could come due within one year as long-term debt, when it is our intention to keep the borrowings outstanding on a long-term basis.

      Debt: We had short-term bank loans of $131.6 million and $17.5 million at June 30, 2005 and December 31, 2004, respectively, which are comprised of domestic borrowings and bank overdrafts of our international subsidiaries and are treated as unsecured loans pursuant to our bank agreements.

      At June 30, 2005, we also had a total of $2,339.3 million aggregate principal amount of convertible notes outstanding, including $847.0 million Liquid Yield Option Notes due 2031, which were issued in February 2001, $892.3 million Zero Coupon Zero Yield Convertible Notes due 2032, which were issued in March 2002, and $600.0 million Zero Coupon Zero Yield Convertible Notes due 2033, which were issued in June 2003.

      Upon their maturity, in June 2005, we redeemed our Euro-denominated bonds for $185.1 million. The bonds paid a fixed rate of 5.2% to maturity.

      Our outstanding debt and amounts available under these facilities as of June 30, 2005 ($ in millions) were as follows:

                                                                  Debt           Available
                                                              Outstanding         Credit
                                                              -----------        ---------
          Bank loans (due in less than 1 year)..............  $     131.6               --
          $2,100.0 Million Revolver  -  due May 23, 2010....           --      $   2,100.0
          $400.0 Million Facility - due June 29, 2006.......           --            400.0
          Convertible notes  -  due February 7, 2031........        847.0               --
          Convertible notes  -  due July 31, 2032...........        892.3               --
          Convertible notes  -  due June 15, 2033...........        600.0               --
          Other debt........................................         19.8               --
                                                              -----------      -----------
      Total.................................................  $   2,490.7      $   2,500.0
                                                              ===========      ===========

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

      Our Annual Report on Form 10-K for the year ended December 31, 2004 provides a more detailed discussion of the market risks affecting our operations. As of June 30, 2005, no material change had occurred in our market risks from the disclosure contained in that 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES

      We have established and maintain disclosure controls and procedures and internal controls over financial reporting designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. We conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on that evaluation, our CEO and CFO concluded that as of June 30, 2005, our disclosure controls and procedures are effective to ensure recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 as appropriate to allow timely decisions regarding required disclosure. There have not been any changes in our internal controls over financial reporting that occurred during our first and second fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting. Our independent registered public accounting firm, KPMG LLP, has audited our financial statements for the year ended December 31, 2004 and issued an attestation report, dated March 11, 2005, on our assessment of our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information regarding legal proceedings described in note 10 to the condensed financial statements set forth in Part I of this report is incorporated by reference into this Part II, Item 1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table presents information with respect to purchases of our common stock made during the three months ended June 30, 2005 by us or any of our "affiliated purchasers".


                                                                            (c)
                                                                       Total Number                 (d)
                                      (a)                (b)        of Shares Purchased       Maximum Number
                                     Total             Average      As Part of Publicly     of Shares that May
                                   Number of         Price Paid       Announced Plans     Yet Be Purchased Under
   During the month:           Shares Purchased (1)   Per Share         or Programs        the Plans or Programs
   -----------------           --------------------  ----------     -------------------   -----------------------
April 1, 2005 through                279,981           $ 88.58                --                      --
April 30, 2005

May 1, 2005 through
May 31, 2005                         332,100           $ 84.93                --                      --

June 1, 2005 through
June 30, 2005                      1,467,800           $ 80.34                --                      --
                                   ---------           -------              ----                    ----
Total                              2,079,881           $ 82.18                --                      --
                                   =========           =======              ====                    ====

(1) The shares were purchased in the open market for general corporate purposes.

Item 4. Submission of Matters to a Vote of Security Holders.

      We held our annual shareholders' meeting on May 24, 2005. At the meeting, votes were cast for the following proposals as follows:

      To re-elect the current members of the Board:

                                            Votes For           Votes Withheld
                                            ---------           --------------
             John D. Wren                  153,249,083            2,466,704
             Bruce Crawford                153,113,169            2,602,618
             Robert Charles Clark          153,892,012            1,823,775
             Leonard S. Coleman, Jr.       146,079,588            9,636,199
             Errol M. Cook                 153,952,127            1,763,660
             Susan S. Denison              148,485,993            7,229,794
             Michael A. Henning            153,951,123            1,764,664
             John R. Murphy                152,935,152            1,780,635
             John R. Purcell               152,918,781            2,797,006
             Linda Johnson Rice            148,115,477            7,600,310
             Gary L. Roubos                148,180,540            7,535,247

      To ratify the appointment of KPMG as our independent auditors for the 2005 fiscal year:

            Votes For           Votes Against               Votes Withheld
            ---------           -------------               --------------
           153,733,736             548,558                      959,152

      To approve our Senior Management Incentive Plan:

            Votes For           Votes Against         Votes Withheld / Non-Votes
            ---------           -------------         --------------------------
           139,223,566           14,755,104                    1,298,776

Item 6. Exhibits

(a) Exhibits

      10.1 Senior Management Incentive Plan (Exhibit 10.1 to the Form 8-K (Registration No. 001-10551) filed May 27, 2005, and incorporated herein by reference).

      10.2 Amended and Restated Five Year Credit Agreement (the "Agreement"), dated as of May 23, 2005, by and among Omnicom Finance Inc., a Deleware corporation, Omnicom Capital Inc., a Connecticut corporation, Omnicom Finance Plc, a corporation organized under the laws of England and Wales, Omnicom Group Inc., a New York corporation, the banks, financial institutions and other institutional lenders and initial issuing banks listed on the signature pages of the Agreement, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as lead arrangers and book managers, ABN Amro Bank N.V., as syndication agent, JPMorgan Chase Bank, N.A. and HSBC Bank USA, N.A., as documentation agents, and Citibank, N.A., as administrative agent for the lenders (Exhibit 10.2 to the Form 8-K (Registration No. 001-10551) filed May 27, 2005, and incorporated herein by reference).

      10.3 364-Day Credit Agreement (the "Credit Agreement"), dated as of June 30, 2005, by and among Omnicom Group Inc., a New York corporation, Omnicom Finance Inc., a Delaware corporation, Omnicom Capital Inc., a Connecticut corporation, Omnicom Finance Plc, a corporation organized under the laws of England and Wales, the lenders named in the Credit Agreement (the "Lenders"), Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as lead arrangers and book managers, ABN Amro Bank N.V., as syndication agent, JPMorgan Chase Bank, N.A., Bank of America, N.A. and Banco Bilbao Vizcaya Argentaria, as documentation agents, and Citibank, N.A., as administrative agent for the Lenders. (Exhibit 10.1 to the Form 8-K (Registration No. 001-10551) filed July 5, 2005, and incorporated herein by reference).

      31.1 Certification of the Chief Executive Officer and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

      31.2 Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

      32.1 Certification of the Chief Executive Officer and President required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. ss.1350.

      32.2 Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. ss.1350.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            OMNICOM GROUP INC.



August 3, 2005                              /s/ Randall J. Weisenburger
                                            ------------------------------------
                                            Randall J. Weisenburger
                                            Executive Vice President
                                            and Chief Financial Officer
                                            (on behalf of Omnicom Group Inc.
                                            and as Principal Financial Officer)