Form 10-Q
period 2005-09-30
OMNICOM GROUP INC
filed 2005-11-01
CIK 29989

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended: September 30, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 180,310,000 (as of October 28,
2005)

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                                      INDEX

PART I.         FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
     Item 1.    Financial Statements

                Consolidated Condensed Balance Sheets -
                  September 30, 2005 and December 31, 2004..............   1

                Consolidated Condensed Statements of Income -
                  Three Months and Nine Months Ended
                  September 30, 2005 and 2004...........................   2

                Consolidated Condensed Statements of Cash Flows
                  - Nine Months Ended September 30, 2005
                  and 2004..............................................   3

                Notes to Consolidated Condensed
                  Financial Statements..................................   4

     Item 2.    Management's Discussion and Analysis of
                  Financial Condition And Results of Operations.........   9

     Item 3.    Quantitative and Qualitative Disclosures
                  About Market Risk.....................................  24

     Item 4.    Controls and Procedures.................................  25

PART II.        OTHER INFORMATION

     Item 1.    Legal Proceedings.......................................  26

     Item 2.    Unregistered Sales of Equity Securities
                  and Use of Proceeds...................................  26

     Item 6.    Exhibits................................................  26

     Signatures ........................................................  27

     Certifications

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars in Millions)

                                                                                                  (Unaudited)
                                                                                                 September 30,        December 31,
                                                                                                     2005                2004
                                                                                                     ----                ----
                                          ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .............................................................       $   395.6           $ 1,165.6
     Short-term investments at market, which approximates cost .............................            14.4               574.0
     Accounts receivable, less allowance for doubtful accounts
        of $53.4 and $67.8 .................................................................         4,995.9             4,916.7
     Billable production orders in process, at cost ........................................           650.3               536.6
     Prepaid expenses and other current assets .............................................           905.2               902.2
                                                                                                   ---------           ---------
                  Total Current Assets .....................................................         6,961.4             8,095.1
                                                                                                   ---------           ---------

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost,
     less accumulated depreciation and amortization of $878.6 and $909.8 ...................           599.8               636.4
INVESTMENTS IN AFFILIATES ..................................................................           166.4               162.9
GOODWILL ...................................................................................         6,467.6             6,411.4
INTANGIBLES, net of accumulated amortization of $178.8 and $164.7 ..........................            90.7               110.0
DEFERRED TAX BENEFITS ......................................................................           292.6               303.4
OTHER ASSETS ...............................................................................           255.0               283.2
                                                                                                   ---------           ---------
                  TOTAL ASSETS .............................................................       $14,833.5           $16,002.4
                                                                                                   =========           =========

                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable ......................................................................       $ 5,326.1           $ 6,011.5
     Advance billings ......................................................................           906.3               874.0
     Current portion of long-term debt .....................................................             0.7               209.2
     Bank loans and commercial paper .......................................................           213.9                17.5
     Accrued taxes .........................................................................           133.7               217.0
     Other liabilities .....................................................................         1,162.5             1,414.7
                                                                                                   ---------           ---------
                  Total Current Liabilities ................................................         7,743.2             8,743.9
                                                                                                   ---------           ---------

LONG-TERM DEBT .............................................................................            18.8                19.1
CONVERTIBLE NOTES ..........................................................................         2,339.3             2,339.3
DEFERRED COMPENSATION AND OTHER LIABILITIES ................................................           293.2               309.1
LONG TERM DEFERRED TAX LIABILITY ...........................................................           421.3               317.4
MINORITY INTERESTS .........................................................................           181.8               194.9

SHAREHOLDERS' EQUITY:
     Common stock ..........................................................................            29.8                29.8
     Additional paid-in capital ............................................................         1,823.7             1,824.5
     Retained earnings .....................................................................         3,391.1             2,975.4
     Unamortized stock compensation ........................................................          (163.5)             (178.9)
     Accumulated other comprehensive income ................................................           111.8               268.5
     Treasury stock ........................................................................        (1,357.0)             (840.6)
                                                                                                   ---------           ---------
                  Total Shareholders' Equity ...............................................         3,835.9             4,078.7
                                                                                                   ---------           ---------
                  Total Liabilities and Shareholders' Equity ...............................       $14,833.5           $16,002.4
                                                                                                   =========           =========

    The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              (Dollars in Millions)
                                   (Unaudited)

                                                            Three Months Ended September 30,        Nine Months Ended September 30,
                                                            --------------------------------        -------------------------------
                                                                2005                2004                 2005                2004
                                                                ----                ----                 ----                ----
REVENUE ............................................         $  2,522.9          $  2,319.0          $  7,541.7          $  6,958.1

OPERATING EXPENSES:
     Salary and service costs ......................            1,827.9             1,659.5             5,362.0             4,906.7
     Office and general expenses ...................              420.5               412.1             1,266.0             1,230.9
                                                             ----------          ----------          ----------          ----------

                                                                2,248.4             2,071.6             6,628.0             6,137.6
                                                             ----------          ----------          ----------          ----------
OPERATING PROFIT ...................................              274.5               247.4               913.7               820.5

NET INTEREST EXPENSE:
     Interest expense ..............................               19.9                12.3                55.5                36.8
     Interest income ...............................               (3.6)               (3.5)              (12.8)              (10.2)
                                                             ----------          ----------          ----------          ----------

                                                                   16.3                 8.8                42.7                26.6
                                                             ----------          ----------          ----------          ----------

INCOME BEFORE INCOME TAXES .........................              258.2               238.6               871.0               793.9

INCOME TAXES .......................................               86.9                80.3               297.4               266.9
                                                             ----------          ----------          ----------          ----------

INCOME AFTER INCOME TAXES ..........................              171.3               158.3               573.6               527.0

EQUITY IN AFFILIATES ...............................                6.9                 3.2                17.2                10.5

MINORITY INTERESTS .................................              (16.5)              (16.2)              (52.7)              (50.5)
                                                             ----------          ----------          ----------          ----------

        NET INCOME .................................         $    161.7          $    145.3          $    538.1          $    487.0
                                                             ==========          ==========          ==========          ==========

NET INCOME PER COMMON SHARE:

        Basic ......................................              $0.90               $0.79               $2.97               $2.61
        Diluted ....................................              $0.90               $0.79               $2.95               $2.60

DIVIDENDS DECLARED PER COMMON SHARE ................             $0.225              $0.225              $0.675              $0.675

   The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                                                                     Nine Months Ended September 30,
                                                                                                     -------------------------------
                                                                                                         2005              2004
                                                                                                         ----              ----
Cash flows from operating activities:
Net income .................................................................................           $  538.1          $  487.0
     Adjustments to reconcile net income to net cash provided
        by operating activities:
     Depreciation of tangible assets .......................................................              100.8              98.1
     Amortization of intangible assets .....................................................               27.3              30.7
     Minority interests ....................................................................               52.7              50.5
     Earnings of affiliates less (in excess of) than dividends received ....................               (8.4)             (4.0)
     Net gain on investment activity .......................................................               (7.0)            (13.1)
     Tax benefit on employee stock plans ...................................................               14.5               9.9
     Provision for losses on accounts receivable ...........................................                4.4               8.7
     Amortization of stock compensation ....................................................               67.5              89.6
     Changes in assets and liabilities providing (requiring) cash, net of acquisitions:
     Increase in accounts receivable .......................................................             (294.9)             (0.6)
     Increase in billable production orders in process .....................................             (132.5)           (211.0)
     Increase in prepaid expenses and other current assets .................................             (130.7)           (113.1)
     Net change in other assets and liabilities ............................................             (138.6)           (115.4)
     Increase in advanced billings .........................................................               58.8             113.2
     Net increase in accrued and deferred taxes ............................................               50.4               0.8
     Decrease in accounts payable ..........................................................             (506.8)           (583.9)
                                                                                                       --------          --------
        Net cash used for operating activities .............................................             (304.4)           (152.6)
                                                                                                       --------          --------

Cash flows from investing activities:
     Capital expenditures ..................................................................             (102.4)           (103.3)
     Payments for purchases of equity interests in subsidiaries and
        affiliates, net of cash acquired ...................................................             (193.9)           (241.3)
     Proceeds from sale of assets ..........................................................               29.3               0.0
     Purchases of short-term investments ...................................................             (332.1)           (663.6)
     Proceeds from short-term investments and other ........................................              954.9             946.4
                                                                                                       --------          --------
        Net cash provided by (used in) investing activities ................................              355.8             (61.8)
                                                                                                       --------          --------

Cash flows from financing activities:
     Increase (decrease) in short-term borrowings ..........................................              196.3              (8.6)
     Proceeds from issuance of debt ........................................................                0.7               2.4
     Repayments of principal of long-term debt obligations .................................             (189.2)            (14.5)
     Dividends paid ........................................................................             (123.8)           (121.6)
     Purchase of treasury shares ...........................................................             (644.2)           (446.5)
     Other, net ............................................................................              (40.5)            (27.2)
                                                                                                       --------          --------
        Net cash used in financing activities ..............................................             (800.7)           (616.0)
                                                                                                       --------          --------

Effect of exchange rate changes on cash and cash equivalents ...............................              (20.7)             16.0
                                                                                                       --------          --------
        Net decrease in cash and cash equivalents ..........................................             (770.0)           (814.4)
Cash and cash equivalents at beginning of period ...........................................            1,165.6           1,243.5
                                                                                                       --------          --------
Cash and cash equivalents at end of period .................................................           $  395.6          $  429.1
                                                                                                       ========          ========
Supplemental disclosures:
     Income taxes paid .....................................................................           $  199.6          $  168.4
     Interest paid .........................................................................           $   58.6          $   32.0

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

2. The accompanying financial statements reflect all adjustments, consisting of normally recurring accruals, which in the opinion of management are necessary for a fair presentation, in all material respects, of the information contained therein. Certain amounts in prior periods have been reclassified to conform them to the quarter ended September 30, 2005 presentation. These statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2004.

3. Results of operations for interim periods are not necessarily indicative of annual results.

4. Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the same basis, including if dilutive, common share equivalents which include outstanding options and restricted shares. For purposes of computing diluted earnings per share, 1,276,000 and 520,000 common share equivalents were assumed to be outstanding for the three months ended September 30, 2005 and 2004, respectively, and 1,407,000 and 1,257,000 common share equivalents were assumed to be outstanding for the nine months ended September 30, 2005 and 2004, respectively. For the three months ended September 30, 2005 and 2004, respectively, 4,633,000 shares and 10,396,000 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of our common shares and therefore their inclusion would have been anti-dilutive. For the nine months ended September 30, 2005 and 2004, respectively, 4,633,000 and 10,296,000 shares were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

            The assumed increase in net income related to the after tax compensation expense related to dividends on restricted shares was $290.0 thousand and $318.0 thousand for the three month periods ended September 30, 2005 and 2004, respectively, and $870.0 thousand and $917.0 thousand for the nine months ended September 30, 2005 and 2004, respectively.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

            The number of shares used in our EPS computations were:

                                 Three Months                 Nine Months
                              Ended September 30,          Ended September 30,
                           -------------------------   -------------------------
                              2005           2004          2005          2004
                              ----           ----          ----          ----
Basic EPS Computation      179,276,000   184,080,000   181,111,000   186,259,000
Diluted EPS Computation    180,552,000   184,600,000   182,518,000   187,516,000

5.    Total comprehensive income and its components were:

                                                           (Dollars in Millions)
                                                           ---------------------
                                                    Three Months             Nine Months
                                                 Ended September 30,      Ended September 30,
                                                 -------------------      -------------------
                                                   2005      2004           2005      2004
                                                   ----      ----           ----      ----
Net income for the period......................   $161.7    $145.3        $ 538.1    $487.0

Foreign currency translation adjustment,
net of income taxes of $5.6 and $8.2
and $84.4 and $7.0 for the three months
and nine months ended September 30, 2005
and 2004, respectively.........................    (10.4)     15.2         (156.7)     13.1
                                                  ------    ------        -------    ------
Comprehensive income for the period............   $151.3    $160.5        $ 381.4    $500.1
                                                  ======    ======        =======    ======

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

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

            A summary of our revenue and long-lived assets by geographic area as of September 30, 2005 and 2004 is presented below:

                                                   (in millions of dollars)
                             -----------------------------------------------------------------------
                             United           Euro         United          Other
                             States        Denominated     Kingdom      International   Consolidated
                             ------        -----------     -------      -------------   ------------
Revenue
Three Months
Ended September 30,
   2005                     $1,428.6        $  476.3        $260.1        $  357.9        $2,522.9
   2004                      1,261.3           471.3         255.5           330.9         2,319.0

Revenue
Nine Months
Ended September 30,
   2005                     $4,168.4        $1,531.6        $795.1        $1,046.6        $7,541.7
   2004                      3,781.6         1,430.7         777.4           968.4         6,958.1

Long-lived Assets
at September 30,
   2005                     $  329.6        $   95.9        $ 81.9        $   92.4        $  599.8
   2004                        324.5            99.4          89.4            88.0           601.3

7. Short-term bank loans and commercial paper outstanding at September 30, 2005 of $213.9 million are comprised of $54.2 million of domestic borrowings and bank overdrafts of our international subsidiaries which are treated as unsecured loans pursuant to our bank agreements and $159.7 million of commercial paper issued under our $2,100.0 million five-year revolver. There was no commercial paper outstanding under the $400.0 million 364-day facility as of September 30, 2005. We had unsecured committed revolving credit facilities totaling $2,500.0 million as of September 30, 2005.

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

            In funding our day-to-day liquidity, we are an active participant in the commercial paper market with a $1,500.0 million program. Both our $2,100.0 million five-year revolving credit facility and our $400.0 million 364-day revolving credit facility provide credit support for commercial paper issued under this program.

            The bank syndicate for the five-year facility consists of 27 banks. Citibank N.A. acts as administrative agent, ABN Amro acts as syndication agent and JPMorgan Chase Bank and HSBC Bank USA act as co-documentation agents for the facility. Other significant

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

      lending institutions include Societe Generale, Bank of America, Wachovia and Sumitomo Mitsui.

            The bank syndicate for the 364-day facility consists of eight banks. Citibank N.A. acts as administrative agent. ABN Amro acts as syndication agent and JPMorgan Chase Bank, Bank of America, and Banco Bilbao Vizcaya Argentaria act as co-documentation agents for the facility.

            These revolving credit facilities provide us with the ability to classify our borrowings that could come due within one year as long-term debt, when it is our intention to keep the borrowings outstanding on a long-term basis.

            On August 2, 2005, we paid holders of our Zero Coupon Zero Yield Convertible Notes due 2032, $37.50 per $1,000 principal amount of notes as an incentive to the holders not to exercise their right to put their notes to us for repurchase. None of the notes were put to us for repurchase. The total payment of $33.5 million is being amortized ratably over a twelve-month period to the next put date.

8. Included in operating income for the nine months ended September 30, 2005 is a pre-tax net gain of $6.9 million arising from the sale in the first quarter of a majority owned business located in Australia and New Zealand and the disposal of a non-strategic business located in the United States. Due to an unusually high book tax rate caused by the non-deductibility of goodwill, the book tax cost of the transactions was $6.1 million. After deducting minority interest expense, the impact of these transactions increased net income by $0.4 million.

9. In 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB No. 123". We adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" effective January 1, 2004. Pre-tax stock-based employee compensation costs for the nine months ended September 30, 2005 and 2004, were $67.5 million and $89.6 million, respectively.

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

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

10. Beginning on June 13, 2002, several putative class actions were filed against us and certain senior executives in the United States District Court for the Southern District of New York. The actions have since been consolidated under the caption In re Omnicom Group Inc. Securities Litigation, No. 02-CV4483 (RCC), on behalf of a proposed class of purchasers of our common stock between February 20, 2001 and June 11, 2002. The consolidated complaint alleges, among other things, that our public filings and other public statements during that period contained false and misleading statements or omitted to state material information relating to (1) our calculation of the organic growth component of period-to-period revenue growth, (2) our valuation of and accounting for certain internet investments made by our Communicade Group ("Communicade"), which we contributed to Seneca Investments LLC ("Seneca") in 2001, and (3) the existence and amount of certain contingent future obligations in respect of acquisitions. The complaint seeks an unspecified amount of compensatory damages plus costs and attorneys' fees. Defendants moved to dismiss the complaint and on March 28, 2005, the court dismissed portions (1) and (3) of the complaint detailed above. The court's decision denying the defendants' motion to dismiss the remainder of the complaint did not address the ultimate merits of the case, but only the sufficiency of the pleading. Defendants have answered the complaint, and fact discovery is ongoing.

            In addition, on June 28, 2002, a derivative action was filed on behalf of Omnicom in New York state court. On February 18, 2005, a second shareholder derivative action, again purportedly brought on behalf of the Company, was filed in New York state court. The derivative actions have been consolidated before one New York State Justice and the plaintiffs have filed an amended consolidated complaint. The consolidated derivative complaint questions the business judgment of certain current and former directors of Omnicom, by challenging, among other things, the valuation of and accounting for the internet investments made by Communicade and the contribution of those investments to Seneca. The consolidated complaint alleges that the defendants breached their fiduciary duties of good faith. The lawsuit seeks from the directors the amount of profits received from selling Omnicom stock and other unspecified damages to be paid to the Company, as well as costs and attorneys' fees. On September 1, 2005, the defendants moved to dismiss the derivative complaint and, pursuant to an agreed schedule, briefing on the motion to dismiss should be complete in November 2005.

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

      Globally, during the past few years, the overall industry has continued to be affected by geopolitical unrest, lagging economic conditions, lack of consumer confidence and cautious client spending. All of these factors contributed to a difficult business environment and industry-wide margin contraction. Throughout this period, we have continued to invest in our businesses and our personnel, and have taken actions to reduce costs at some of our agencies to address the changing economic circumstances. In recent periods, improving economic conditions, coupled with the business trends described below, have had a positive impact on our business.

      Several long-term trends continue to have a positive impact on our business, including our clients increasingly expanding the focus of their brand strategies from national markets to pan-regional and global markets. Additionally, in an effort to gain greater efficiency and effectiveness from their marketing dollars, clients are increasingly requiring greater coordination of their traditional advertising and marketing activities and concentrating these activities with a smaller number of service providers.

      Given our size and breadth, we manage our business by monitoring several financial indicators. The key financial performance indicators that we review focus on the areas of revenues and operating expenses.

      Revenue growth is analyzed by reviewing the components and mix of the growth, including: growth by major geographic location; growth by major marketing discipline; growth from currency changes and growth from acquisitions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

      In recent years, our revenue has been divided almost evenly between domestic and international operations. For the three months ended September 30, 2005, our overall revenue growth was 8.8% compared to the prior year period, of which 0.5% was related to changes in foreign exchange rates and (0.3)% was related to the disposal of entities, net of entities acquired. The remaining 8.6% was organic growth. For the nine months ended September 30, 2005, our overall revenue growth was 8.4% compared to the prior year period, of which 1.6% was related to changes in foreign exchange rates, (0.4)% was related to the disposal of entities, net of entities acquired and the remaining 7.1% was organic growth.

      We measure operating expenses in two distinct cost categories: salary and service costs, and office and general expenses. Salary and service costs are comprised primarily of employee compensation related costs. Office and general expenses are comprised primarily of rent and occupancy costs, technology related costs and depreciation and amortization.

      Each of our agencies requires service professionals with a skill set that is common across our disciplines. At the core is their ability to understand a client's brand and its selling proposition, and their ability to develop a unique message to communicate the value of the brand to the client's target audience. The office space requirements of our agencies are also similar across geographies and disciplines, and their technology requirements are generally limited to personal computers, servers and off-the-shelf software.

      Because we are a service business, we monitor these costs on a percentage of revenue basis. Salary and service costs tend to fluctuate in conjunction with changes in revenues, whereas office and general expenses, which are not directly related to servicing clients, tend to decrease as a percentage of revenue as revenues increase because a significant portion of these expenses are relatively fixed in nature. During the third quarter of 2005, salary and service costs increased slightly to 72.5% of revenue from 71.6% of revenue in the third quarter of 2004, as these costs increased in line with the increase in revenues. Office and general expenses declined to 16.7% of revenue in the third quarter of 2005 from 17.8% in the third quarter of 2004, as a result of our continuing efforts to leverage fixed costs and better align these costs with business levels on a location-by-location basis. Similarly, during the first nine months of 2005, salary and service costs increased marginally to 71.1% of revenue from 70.5% of revenue in the first nine months of 2004, and office and general expenses declined to 16.8% of revenue in the first nine months of 2005 from 17.7% in the first nine months of 2004.

      Our net income for the third quarter of 2005 increased by 11.3% to $161.7 million from $145.3 million in the third quarter of 2004, and our diluted EPS increased by 13.9% to $0.90 from $0.79. Our net income for the first nine months of 2005 increased by 10.5% to $538.1 million from $487.0 million in the first nine months of 2004, and our diluted EPS increased by 13.5% to $2.95 from $2.60.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations: Third Quarter 2005 Compared to Third Quarter 2004

      Revenue: Our third quarter of 2005 consolidated worldwide revenue increased 8.8% to $2,522.9 million from $2,319.0 million in the comparable period last year. The effect of foreign exchange impacts increased worldwide revenue by $11.6 million. Acquisitions, net of disposals, decreased worldwide revenue by $6.8 million in the third quarter of 2005 and organic growth increased worldwide revenue by $199.1 million. The components of the third quarter 2005 revenue growth in the U.S. ("domestic") and the remainder of the world ("international") are summarized below ($ in millions):

                                                             Total                Domestic             International
                                                        ---------------       ----------------       -----------------
                                                           $         %            $         %           $           %
                                                        --------    ---       --------    ----       --------      ---
Third Quarter ended September 30, 2004 ..........       $2,319.0     --       $1,261.3      --       $1,057.7       --

Components of Revenue Changes:

Foreign exchange impact .........................           11.6    0.5%            --      --           11.6      1.1%
Acquisitions ....................................           (6.8)  (0.3)%         13.7     1.1%         (20.5)    (1.9)%
Organic .........................................          199.1    8.6%         153.6    12.2%          45.5      4.3%
                                                        --------    ---       --------    ----       --------      ---

Third Quarter ended September 30, 2005 ..........       $2,522.9    8.8%      $1,428.6    13.3%      $1,094.3      3.5%
                                                        ========    ===       ========    ====       ========      ===

The components and percentages are calculated as follows:

      o The foreign exchange impact component shown in the table is calculated by first converting the current period's local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $2,511.3 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $2,522.9 million less $2,511.3 million for the Total column in the table).

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

      o The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $2,319.0 million for the Total column in the table).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

      The components of revenue and revenue growth in our primary geographic markets for the third quarter of 2005 compared to the third quarter of 2004 are summarized below ($ in millions):

                                                 $ Revenue   % Growth
                                                 ---------   --------

        United States.......................     $1,428.6      13.3%
        Euro Denominated Markets............        476.3       1.3%
        United Kingdom......................        260.1       1.7%
        Other...............................        357.9       7.8%
                                                 --------       ---

        Total...............................     $2,522.9       8.8%
                                                 ========       ===

      As indicated, foreign exchange impacts increased our international revenue marginally by 0.5%, or $11.6 million during the quarter ended September 30, 2005. The most significant impacts resulted from the strength of the Canadian Dollar and Brazilian Real against the U.S. Dollar, which was substantially offset by the decline of the Euro and the British Pound against the U.S. Dollar.

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

                                                                              (Dollars in Millions)
                                             --------------------------------------------------------------------------------------
                                             3rd Quarter          % of       3rd Quarter        % of          $                %
                                                 2005            Revenue        2004           Revenue      Growth           Growth
                                             -----------         -------     -----------       -------     --------          ------
Traditional media advertising ...........      $1,079.5           42.8%       $  967.8           41.8%     $  111.7           11.6%
CRM .....................................         875.6           34.7%          826.3           35.6%         49.3            6.0%
Public relations ........................         257.2           10.2%          257.8           11.1%         (0.6)          (0.2)%
Specialty communications ................         310.6           12.3%          267.1           11.5%         43.5           16.3%
                                               --------                       --------                     --------            ---
                                               $2,522.9                       $2,319.0                     $  203.9            8.8%
                                               ========                       ========                     ========            ===

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

      Operating Expenses: Our third quarter 2005 worldwide operating expenses increased $176.8 million, or 8.5%, to $2,248.4 million from $2,071.6 million in the third quarter of 2004, as shown below.

                                                                                  (Dollars in Millions)
                                                  ----------------------------------------------------------------------------------
                                                                             Three Months Ended September 30,
                                                  ----------------------------------------------------------------------------------
                                                              2005                            2004                    2005 vs 2004
                                                  ------------------------------  ------------------------------    ----------------
                                                                %        % of                   %        % of
                                                               of      Total Op.               of      Total Op.       $         %
                                                      $      Revenue    Costs         $      Revenue    Costs       Growth    Growth
                                                  --------   -------   ---------  --------   -------   ---------    ------    ------
Revenue .......................................   $2,522.9                        $2,319.0                          $203.9     8.8%

Operating expenses:
    Salary and service costs ..................    1,827.9     72.5%    81.3%      1,659.5     71.6%     80.1%       168.4    10.1%
    Office and general expenses ...............      420.5     16.7%    18.7%        412.1     17.8%     19.9%         8.4     2.0%
                                                   -------     ----     ----       -------     ----      ----        -----    ----
Total Operating Costs .........................    2,248.4     89.1%               2,071.6     89.3%                 176.8     8.5%

Operating profit ..............................   $  274.5     10.9%              $  247.4     10.7%                $ 27.1    11.0%
                                                  ========                        ========                          ======

      Salary and service costs, which are comprised of direct service costs and salary and related costs, increased by $168.4 million, or 10.1%, and represented 81.3% of total operating expenses in the third quarter of 2005 versus 80.1% in the third quarter of 2004. Most, or $168.4 million and 95.2%, of the $176.8 million total increase in operating expenses in the third quarter of 2005 resulted from increases in salary and service costs. This increase was primarily attributable to increased revenue levels and the required increases in direct salaries, salary related costs and freelance labor costs necessary to deliver our services and pursue new business initiatives, as compared to the third quarter of 2004. As a result, salary and service costs as a percentage of revenues increased slightly from 71.6% in the third quarter of 2004 to 72.5% in the third quarter of 2005.

      Office and general expenses, which are comprised of office and equipment rent, technology costs and depreciation and amortization of identifiable intangibles, professional fees and other overhead expenses, increased by $8.4 million, or 2.0%, in the third quarter of 2005 compared to the same period in 2004. Office and general expenses decreased as a percentage of our total operating costs in the third quarter of 2005 to 18.7% versus 19.9% in the prior period. Additionally, as a percentage of revenue, office and general expenses decreased in the third quarter of 2005 to 16.7% from 17.8% in the third quarter of 2004 primarily as a result of our higher utilization of our fixed cost base stemming in part from leveraging our real estate commitments and other occupancy and office related costs over a higher revenue base. These expenses are relatively fixed in nature and do not necessarily change relative to our revenue growth.

      Net Interest Expense: Our net interest expense in the third quarter of 2005 was $16.3 million, up from $8.8 million in the same period in 2004. The increase resulted from $7.1 million of additional interest costs associated with the amortization of payments we made to holders of certain of our convertible notes not to exercise certain put rights and to consent to certain amendments to our indentures. In August 2005, we paid $33.5 million in the aggregate to holders of our Zero Coupon Zero Yield Convertible Notes due 2032, and in November 2004, we paid $14.8 million and $1.5 million in the aggregate, respectively, to consenting holders of our Liquid Yield

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Option Notes due 2031 and Zero Coupon Zero Yield Convertible Notes due 2033. In addition, part of the increase was due to market increases in short-term interest rates. These increases were partially offset by interest expense savings relative to our (euro)152.4 million 5.20% Euro notes that were redeemed upon their maturity in June 2005.

      Income Taxes: Our consolidated effective income tax rate was 33.7% in the third quarter of 2005, which is slightly higher than our third quarter 2004 rate and our full year rate for 2004 of 33.6%.

      Earnings Per Share (EPS): For the foregoing reasons, our net income in the third quarter of 2005 increased $16.4 million, or by 11.3%, to $161.7 million from $145.3 million in the third quarter of 2004. Diluted earnings per share increased 13.9% to $0.90 in the third quarter of 2005, as compared to $0.79 in the prior year period for the reasons described above, as well as the impact of the reduction in our weighted average shares outstanding for the third quarter which resulted from our purchase of treasury shares net of option exercises and share issuances under our employee stock purchase plan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations: First Nine Months 2005 Compared to First Nine Months 2004

      Revenue: Our first nine months of 2005 consolidated worldwide revenue increased 8.4% to $7,541.7 million from $6,958.1 million in the comparable period last year. The effect of foreign exchange impacts increased worldwide revenue by $113.2 million. Acquisitions, net of disposals, decreased worldwide revenue by $25.9 million in the first nine months of 2005 and organic growth increased worldwide revenue by $496.3 million. The components of the first nine months of 2005 revenue growth in the U.S. ("domestic") and the remainder of the world ("international") are summarized below ($ in millions):

                                                              Total                   Domestic              International
                                                        ------------------       -----------------       -------------------
                                                            $          %            $          %            $            %
                                                        --------     -----       --------    -----       --------      -----
Nine months ended September 30, 2004 ............       $6,958.1       --        $3,781.6      --        $3,176.5        --

Components of Revenue Changes:

Foreign exchange impact .........................          113.2      1.6%             --      --           113.2       3.6%
Acquisitions ....................................          (25.9)    (0.4)%          35.7     0.9%          (61.6)     (1.9)%
Organic .........................................          496.3      7.1%          351.2     9.3%          145.1       4.6%
                                                        --------      ---        --------    ----        --------       ---
Nine months ended September 30, 2005 ............       $7,541.7      8.4%       $4,168.4    10.2%       $3,373.3       6.2%
                                                        ========      ===        ========    ====        ========       ===

The components and percentages are calculated as follows:

      o The foreign exchange impact component shown in the table is calculated by first converting the current period's local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $7,428.5 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $7,541.7 million less $7,428.5 million for the Total column in the table).

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

      o The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $6,958.1 million for the Total column in the table).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

      The components of revenue and revenue growth in our primary geographic markets for the first nine months of 2005 compared to the first nine months of 2004 are summarized below ($ in millions):

                                                  $ Revenue     % Growth
                                                  ---------     --------
         United States.......................     $4,168.4        10.2%
         Euro Denominated Markets............      1,531.6          7.1%
         United Kingdom......................        795.1        2.3%
         Other...............................      1,046.6         8.1%
                                                  --------         ---

         Total...............................     $7,541.7         8.4%
                                                  ========         ===

      As indicated, foreign exchange impacts increased our international revenue by $113.2 million during the first nine months of 2005. The most significant impacts resulted from the strength of the Euro and the British Pound against the U.S. dollar, as our operations in these markets represented approximately 70% of our international revenue.

      In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories: traditional media advertising, CRM, public relations and specialty communications, as summarized below.

                                                                (Dollars in Millions)
                                         --------------------------------------------------------------------
                                         Nine Months   % of      Nine Months    % of           $          %
                                            2005      Revenue        2004      Revenue       Growth    Growth
                                         -----------  -------    -----------   -------      -------    ------
Traditional media advertising             $3,283.4     43.6%       $3,004.9     43.2%       $ 278.5      9.3%
CRM                                        2,580.2     34.2%        2,385.1     34.3%         195.1      8.2%
Public relations                             778.4     10.3%          760.1     10.9%          18.3      2.4%
Specialty communications                     899.7     11.9%          808.0     11.6%          91.7     11.3%
                                          --------                 --------                 -------     ----
                                          $7,541.7                 $6,958.1                 $ 583.6      8.4%
                                          ========                 ========                 =======     ====

      Operating Expenses: Our first nine months of 2005 worldwide operating expenses increased $490.4 million, or 8.0%, to $6,628.0 million from $6,137.6 million in the first nine months of 2004, as shown below.

                                                                       (Dollars in Millions)
                                      ------------------------------------------------------------------------------------
                                                                  Nine Months Ended September 30,
                                      ------------------------------------------------------------------------------------
                                                  2005                              2004                  2005 vs 2004
                                      -----------------------------    -----------------------------   -------------------
                                                     %      % of                     %       % of
                                                    of    Total Op.                 of     Total Op.       $          %
                                          $      Revenue    Costs          $      Revenue    Costs      Growth     Growth
                                      --------   -------  ---------    --------   -------  ---------   --------    -------
Revenue ...........................   $7,541.7                         $6,958.1                        $  583.6      8.4%

Operating expenses:
    Salary and service costs.......    5,362.0    71.1%     80.9%       4,906.7    70.5%     79.9%        455.3      9.3%
    Office and general expenses....    1,266.0    16.8%     19.1%       1,230.9    17.7%     20.1%         35.1      2.9%
                                       -------    ----      ----        -------    ----      ----          ----      ---
Total Operating Costs..............    6,628.0    87.9%                 6,137.6    88.2%                  490.4      8.0%

Operating profit...................   $  913.7    12.1%                $  820.5    11.8%                $  93.2     11.4%
                                      ========                         ========                         =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

      Salary and service costs, which are comprised of direct service costs and salary and related costs, increased by $455.3 million, or 9.3%, and represented 80.9% of total operating expenses in the first nine months of 2005 versus 79.9% in the first nine months of 2004. Most, or $455.3 million and 92.8%, of the $490.4 million total increase in operating expenses in the first nine months of 2005 resulted from increases in salary and service costs. This increase was primarily attributable to increased revenue levels and the required increases in direct salaries, salary related costs and freelance labor costs necessary to deliver our services and pursue new business initiatives. As a result, salary and service costs as a percentage of revenues increased marginally from 70.5% in the first nine months of 2004 to 71.1% in the first nine months of 2005.

      Office and general expenses, which are comprised of office and equipment rent, technology costs and depreciation and amortization of identifiable intangibles, professional fees and other overhead expenses, increased by $35.1 million, or 2.9%, in the first nine months of 2005 compared to the same period in 2004. Office and general expenses decreased as a percentage of our total operating costs in the first nine months of 2005 to 19.1% versus 20.1% in the prior period. Additionally, as a percentage of revenue, office and general expenses decreased in the first nine months of 2005 to 16.8% from 17.7% in the first nine months of 2004, as a result of our higher utilization of our fixed cost base stemming in part from leveraging our real estate commitments and other occupancy and office related costs over a higher revenue base. These expenses are relatively fixed in nature and do not necessarily change relative to our revenue growth. Included in office and general expenses in the first quarter of 2005 was a pre-tax $6.9 million net gain related to the sale of a majority owned business located in Australia and New Zealand and the disposal of a non-strategic business located in the United States. Additionally, included in office and general expenses in the first quarter of 2004 was a $3.2 million pre-tax net gain arising from Seneca Investment LLC's recapitalization, partially offset by losses from the disposal of other cost-based investments and costs incurred in connection with the disposal of two non-strategic businesses.

      Net Interest Expense: Our net interest expense in the first nine months of 2005 was $42.7 million, up from $26.6 million in the same period in 2004. The increase resulted from $20.2 million of additional interest costs associated with the amortization of payments we made to holders of certain of our convertible notes during the first nine months of 2005 and the fourth quarter of 2004. In August 2005, we paid $33.5 million to holders of our Zero Coupon Zero Yield Convertible Notes due 2032 to not exercise certain put rights and, in November 2004, we paid $14.8 million and $1.5 million in the aggregate, respectively, to consenting holders of our Liquid Yield Option Notes due 2031 and Zero Coupon Zero Yield Convertible Notes due 2033, as incentives to consent to certain amendments to our indentures and not exercise certain put rights. In addition, part of the increase was due to market increases in short-term interest rates. These increases were partially offset by interest expense savings relative to our (euro)152.4 million 5.20% Euro notes that were redeemed upon their maturity in June 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

      Income Taxes: Our consolidated effective income tax rate was 34.1% in the first nine months of 2005. Excluding the impact related to the net gain, as described above in our discussion of operating expenses, our tax rate was 33.7% in the first nine months of 2005, which is comparable to our first nine months of 2004 and full year rate for 2004 of 33.6%.

      Earnings Per Share (EPS): For the foregoing reasons, our net income in the first nine months of 2005 increased $51.1 million, or by 10.5%, to $538.1 million from $487.0 million in the first nine months of 2004. Diluted earnings per share increased 13.5% to $2.95 in the first nine months of 2005, as compared to $2.60 in the prior year period for the reasons described above, as well as the impact of the reduction in our weighted average shares outstanding for the first nine months of 2005 which resulted from our purchase of treasury shares net of option exercises and share issuances under our employee stock purchase plan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies

      For a more complete understanding of all of our accounting policies, our financial statements and the related management's discussion and analysis of those results, readers are encouraged to consider this information together with our discussion of our critical accounting policies under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K"), as well as our consolidated financial statements and the related notes included in our 2004 Form 10-K.

New Accounting Pronouncements

      In 2004 the FASB issued SFAS No. 123R which is effective for annual reporting periods beginning after December 15, 2005 and generally applies to grants made after adoption. SFAS 123R is a revision of SFAS 123. Because we previously adopted SFAS 123, as amended by SFAS 148, on January 1, 2004, we believe that the adoption of SFAS 123R will not have a material impact on our consolidated results of operations or financial position. However, we are still in the process of assessing the full impact and related disclosure requirements of this revision.

      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS 154"), which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires retrospective applications of a voluntary change in accounting principle to prior period financial statements presented on the new accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires accounting for a change in method of depreciating or amortizing a long-lived non-financial asset as a change in accounting estimate (prospectively) affected by a change in accounting principle. Additionally, SFAS 154 requires that corrections of errors in previously issued financial statements be termed a "restatement". SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of SFAS 154 will have a material impact on our consolidated results of operations or financial position.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Contingent Acquisition Obligations

      Certain of our acquisitions are structured with contingent purchase price obligations, often referred to as earn-outs. We utilize contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period. These payments are not contingent upon future employment. The aggregate amount of future contingent purchase price payments that we would be required to pay for prior acquisitions, assuming that the businesses perform over the relevant future periods at their current profit levels, is approximately $369 million as of September 30, 2005. The ultimate amounts payable cannot be predicted with reasonable certainty because it is dependent upon future results of operations of subject businesses and is subject to changes in foreign currency exchange rates. In accordance with GAAP, we have not recorded a liability for these items on our balance sheet since the definitive amount is not determinable or distributable. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. Our obligations change from period to period primarily as a result of payments made during the current period, changes in the acquired entities' performance and changes in foreign currency exchange rates. These differences could be significant. The contingent purchase price obligations as of September 30, 2005, calculated assuming that the acquired businesses perform over the relevant future periods at their current profit levels, are as follows:

                           (Dollars in Millions)
 --------------------------------------------------------------------------
 Remainder                                              There-
    2005         2006         2007         2008         after         Total
    ----         ----         ----         ----         -----         -----
   $  41        $  98        $  109        $  74        $  47        $  369

      In addition, owners of interests in certain of our subsidiaries or affiliates have the right in certain circumstances to require us to purchase additional ownership stakes in those companies. Assuming that the subsidiaries and affiliates perform over the relevant periods at their current profit levels, the aggregate amount we could be required to pay in future periods is approximately $255 million, $127 million of which relate to obligations that are currently exercisable. If these rights are exercised, there would be an increase in our net income as a result of our increased ownership and the reduction of minority interest expense. The ultimate amount payable relating to these transactions will vary because it is primarily dependent on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates. The actual amount that we pay is likely to be different from this estimate and the difference could be significant. The obligations that exist for these agreements as of September 30, 2005, calculated using the assumptions above, are as follows:

                                            (Dollars in Millions)
                                 -----------------------------------------
                                  Currently       Not Currently
                                 Exercisable       Exercisable       Total
                                 -----------       -----------       -----
     Subsidiary agencies            $ 100             $ 115          $ 215
     Affiliated agencies               27                13             40
                                    -----             -----          -----

          Total                     $ 127             $ 128          $ 255
                                    =====             =====          =====

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

      Our principal discretionary cash requirements include dividend payments to our shareholders, repurchases of our stock, payments for strategic acquisitions and capital expenditures. The repurchases of our stock during the third quarter of 2005 are summarized in Part II, Item 2 "Unregistered Sales of Equity Securities and Use of Proceeds" of this Report on Form 10-Q.

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

      Liquidity: We had cash and cash equivalents totaling $395.6 million and $1,165.6 million at September 30, 2005 and December 31, 2004, respectively. We also had short-term investments totaling $14.4 million and $574.0 million at September 30, 2005 and December 31, 2004, respectively. Consistent with our historical trends in the first nine months of the year, we had negative cash flow from operations of $304.4 million. We funded this deficit primarily with cash on hand, liquidation of short-term investments, working capital management and through issuance of commercial paper.

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

      In funding our day-to-day liquidity, we are an active participant in the commercial paper market with a $1,500.0 million program. Both our $2,100.0 million five-year revolving credit facility

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

and our $400.0 million 364-day revolving credit facility provide credit support for commercial paper issued under this program. As of September 30, 2005, $159.7 million of commercial paper was outstanding. We allocated these outstanding commercial paper issuances to our five-year facility. We had no borrowings outstanding under the 364-day credit facility.

      The bank syndicate for the five-year facility consists of 27 banks. Citibank N.A. acts as administrative agent, ABN Amro acts as syndication agent and JPMorgan Chase Bank and HSBC Bank USA act as co-documentation agents for the facility. Other significant lending institutions include Societe Generale, Bank of America, Wachovia and Sumitomo Mitsui.

      The bank syndicate for the 364-day facility consists of eight banks. Citibank N.A. acts as administrative agent, ABN Amro acts as syndication agent and JPMorgan Chase Bank, Bank of America, and Banco Bilbao Vizcaya Argentaria act as co-documentation agents for the facility.

      These facilities are a critical component in our analysis of the liquidity and capital resources that provide us with the ability to classify up to $2,500.0 million of our borrowings that could come due within one year as long-term debt, when it is our intention to keep the borrowings outstanding on a long-term basis.

      Debt: We had short-term bank loans and commercial paper outstanding of $213.9 million and $17.5 million, respectively as of September 30, 2005 and December 31, 2004. The short-term bank loans consisted of $54.2 million and $17.5 million at September 30, 2005 and December 31, 2004, respectively, which are comprised of domestic borrowings and bank overdrafts of our international subsidiaries and are treated as unsecured loans pursuant to our bank agreements. The commercial paper outstanding of $159.7 million as of September 30, 2005 is discussed above under the caption Capital Resources.

      At September 30, 2005, we also had a total of $2,339.3 million aggregate principal amount of convertible notes outstanding, including $847.0 million Liquid Yield Option Notes due 2031, which were issued in February 2001, $892.3 million Zero Coupon Zero Yield Convertible Notes due 2032, which were issued in March 2002, and $600.0 million Zero Coupon Zero Yield Convertible Notes due 2033, which were issued in June 2003.

      Upon their maturity, in June 2005, we redeemed our Euro-denominated bonds for $185.1 million. The bonds paid a fixed rate of 5.2% to maturity.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

      Our outstanding debt and amounts available under our credit facilities as of September 30, 2005 ($ in millions) were as follows:

                                                            Debt       Available
                                                         Outstanding     Credit
                                                         -----------   ---------
    Bank loans (due in less than 1 year)...............   $    54.2           --
    Commercial Paper issued under
      $2,100.0 Million Revolver - due May 23, 2010.....       159.7    $ 1,940.3
    $400.0 Million Facility - due June 29, 2006........          --        400.0
    Convertible notes  -  due February 7, 2031.........       847.0           --
    Convertible notes  -  due July 31, 2032............       892.3           --
    Convertible notes  -  due June 15, 2033............       600.0           --
    Other debt.........................................        19.5           --
                                                          ---------    ---------
Total..................................................   $ 2,572.7    $ 2,340.3
                                                          =========    =========

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

      During the third quarter of 2005, our Japanese Yen based interest rate swaps matured and were not replaced. Also, during the third quarter we entered into a (euro)30.0 million (Euro) aggregate notional principal amount cross-currency interest rate swap which matures in 2010. This swap effectively hedges our net investment in certain Euro-denominated assets.

      Our Annual Report on Form 10-K for the year ended December 31, 2004 provides a more detailed discussion of the market risks affecting our operations. As of September 30, 2005, no material change had occurred in our market risks from the disclosure contained in that 10-K.

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

ITEM 4.  CONTROLS AND PROCEDURES

      We have established and maintain disclosure controls and procedures and internal controls over financial reporting designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. We conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on that evaluation, our CEO and CFO concluded that as of September 30, 2005, our disclosure controls and procedures are effective to ensure recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 as appropriate to allow timely decisions regarding required disclosure. There have not been any changes in our internal controls over financial reporting that occurred during our first, second and third fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting. Our independent registered public accounting firm, KPMG LLP, has audited our financial statements for the year ended December 31, 2004 and issued an attestation report, dated March 11, 2005, on our assessment of our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information regarding legal proceedings described in note 10 to the condensed financial statements set forth in Part I of this report is incorporated by reference into this Part II, Item 1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table presents information with respect to purchases of our common stock made during the three months ended September 30, 2005 by us or any of our "affiliated purchasers".

                                                                            (c)
                                                                       Total Number                (d)
                                      (a)                (b)       of Shares Purchased       Maximum Number
                                     Total             Average     As Part of Publicly     of Shares that May
                                   Number of         Price Paid      Announced Plans     Yet Be Purchased Under
During the month in 2005:      Shares Purchased (1)   Per Share        or Programs        the Plans or Programs
-------------------------      --------------------  ----------    -------------------   ----------------------
July                                  310,900          $ 80.13              --                      --

August                              1,051,000          $ 84.40              --                      --

September                              93,025          $ 80.66              --                      --
                                    ---------          -------          ---------                -------
Total                               1,454,925          $ 83.25              --                      --
                                    =========          =======          =========                =======

(1) The shares were purchased in the open market for general corporate purposes.

Item 6. Exhibits

(a) Exhibits

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

                                          OMNICOM GROUP INC.

November 1, 2005                             /s/ Randall J. Weisenburger
                                          --------------------------------------
                                             Randall J. Weisenburger
                                             Executive Vice President
                                             and Chief Financial Officer
                                             (on behalf of Omnicom Group Inc.
                                             and as Principal Financial Officer)