Form 10-K
period 2005-12-31
OMNICOM GROUP INC
filed 2006-02-24
CIK 29989

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended: December 31, 2005

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

                                   ----------

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |X| No [ ]

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No |X|

      Indicate by check mark if the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (ss. 229-405 of this chapter) is not contained herein and will not be contained to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. Yes [ ] No |X|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer |X| Accelerated filer [ ] Non-accelerated filer [ ]

      Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2): Yes [ ] No |X|

                                   ----------

      At February 15, 2006, 178,795,300 shares of Omnicom Common Stock, $.15 par value, were outstanding; the aggregate market value of the voting stock held by nonaffiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $14,549,826,000.

      Certain portions of Omnicom's definitive proxy statement relating to its annual meeting of shareholders scheduled to be held on May 23, 2006 are incorporated by reference into Part III of this report.

================================================================================

                               OMNICOM GROUP INC.
                               ------------------

                         ANNUAL REPORT ON FORM 10-K FOR
                        THE YEAR ENDED DECEMBER 31, 2005

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I

Item 1.   Business......................................................      1
Item 1A.  Risk Factors..................................................      3
Item 1B.  Unresolved Staff Comments.....................................      5
Item 2.   Properties....................................................      5
Item 3.   Legal Proceedings.............................................      5
Item 4.   Submission of Matters to a Vote of Security Holders...........      6

PART II

Item 5.   Market for Registrant's Common Equity, Related
            Stockholder Matters and Issuer Purchases
            of Equity Securities........................................      7
Item 6.   Selected Financial Data.......................................      7
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations...............     10
Item 7A.  Quantitative and Qualitative Disclosures
            Regarding Market Risk.......................................     26
Item 8.   Financial Statements and Supplementary Data...................     27
Item 9.   Changes in and Disagreements with
            Accountants on Accounting and  Financial Disclosure.........     27
Item 9A.  Controls and Procedures.......................................     27
Item 9B.  Other Information.............................................     28

PART III

Item 10.  Directors and Executive Officers of the Registrant............      *
Item 11.  Executive Compensation........................................      *
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management.......................................      *
Item 13.  Certain Relationships and Related Transactions................      *
Item 14.  Principal Accounting Fees and Services........................      *

PART IV

Item 15.  Exhibits, Financial Statement Schedules
            and Reports on Form 8-K.....................................     29
          Index to Financial Statements.................................     29
          Index to Financial Statements Schedules.......................     29
          Exhibits......................................................     29
Signatures..............................................................     32
Management Report on Internal Control Over Financial Reporting..........    F-1
Report of Independent Registered Public Accounting Firm.................    F-2
Report of Independent Registered Public Accounting Firm.................    F-3
Consolidated Financial Statements.......................................    F-4
Notes to Consolidated Financial Statements..............................    F-8

----------
* The information regarding Executive Officers of the Registrant is included in Part I, Item 1, "Business". Additional information called for by Items 10, 11, 12, 13 and 14 to the extent not included in this document, is incorporated herein by reference to the information to be included under the captions "Corporate Governance," "Certain Transactions," "Executive Compensation" and "Stock Ownership" in Omnicom's definitive proxy statement, which is expected to be filed by April 21, 2006.

                           FORWARD LOOKING STATEMENTS

      Certain of the statements in this annual report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. These statements relate to future events or future financial performance and involve known and unknown risks and other factors that may cause our actual or our industry's results, levels of activity or achievement to be materially different from those expressed or implied by any forward-looking statements. These risks and uncertainties, including those resulting from specific factors identified under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," include, but are not limited to, our future financial condition and results of operations, changes in general economic conditions, competitive factors, changes in client communication requirements, the hiring and retention of human resources and our international operations, which are subject to the risks of currency fluctuations and exchange controls. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or "continue" or the negative of those terms or other comparable terminology. These statements are present expectations. Actual events or results may differ materially. We undertake no obligation to update or revise any forward-looking statement.

                              AVAILABLE INFORMATION

      Our internet address is www.omnicomgroup.com. At this site we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. Any document that we file with the SEC may also be read and copied at the SEC's Public Reference Room located at Room 1580, 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our filings are also available from the SEC's website at http://www.sec.gov and at the offices of the New York Stock Exchange.

                                     PART I

Introduction

      This report is both our 2005 annual report to shareholders and our 2005 annual report on Form 10-K required under federal securities laws.

      We are a strategic holding company. We provide professional services to clients through multiple agencies operating in all major markets around the world. Our companies provide advertising, marketing and corporate communications services. For simplicity, however, the terms "Omnicom," "we," "our" and "us" each refer to Omnicom Group Inc. and our subsidiaries unless the context indicates otherwise.

1. Business

      Our Business: As a strategic holding company, we are one of the largest advertising, marketing and corporate communications companies in the world. Omnicom was formed as a corporation in 1986 by the merger of several leading advertising, marketing and corporate communications networks. Around that time and through the 1990s, the proliferation of media channels, especially print and cable television, and more recently the internet, effectively fragmented mass audiences. This development made it increasingly more difficult for marketers to reach their target audiences in a cost-effective way, and they turned to marketing service providers such as Omnicom for a customized mix of advertising and marketing communications services that would make best use of their total marketing expenditures.

      Our agencies provide an extensive range of services which we group into four fundamental disciplines: traditional media advertising; customer relationship management ("CRM"); public relations; and specialty communications. The services included in these categories are:

  advertising                            marketing research
  brand consultancy                      media planning and buying
  crisis communications                  mobile marketing services
  custom publishing                      multi-cultural marketing
  database management                    non-profit marketing
  digital and interactive marketing      organizational communications
  direct marketing                       package design
  directory advertising                  product placement
  entertainment marketing                promotional marketing
  environmental design                   public affairs
  experiential marketing                 public relations
  field marketing                        real estate advertising and marketing
  financial/corporate                    recruitment communications
   business-to-business advertising      reputation consulting
  graphic arts                           retail marketing
  healthcare communications              search engine marketing
  instore design                         sports and event marketing
  investor relations

      Although the medium used to reach a given client's target audience may be different across each of these disciplines, the marketing message is developed and delivered in the same way by providing client-specific consulting services.

      Omnicom's business model was built and evolves around its clients. While our companies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. The fundamental premise of our business is to structure our business offering and allocate our resources based on the specific requirements of our clients. As clients increase their demands for marketing effectiveness and efficiency, they have tended to consolidate their business with larger, multi-disciplinary agencies or integrated groups of agencies. Accordingly, our business model demands that multiple agencies within Omnicom collaborate in formal and informal virtual networks that cut across internal organizational structures to execute against our clients' specific marketing requirements. We believe that this organizational philosophy, and our ability to execute on it, helps to differentiate us from our competition.

      Our agency networks and our virtual networks, provide us with the ability to integrate services across all disciplines. This means that the delivery of these services can and does take place across agencies, networks and geographic regions simultaneously.

      Longer term, we believe that our virtual network strategy facilitates better integration of services required by the demands of the marketplace for advertising and marketing communications services. Our over-arching strategy for the business is to continue to use our virtual networks to grow our business relationships with our clients.

      The various components of our business and material factors that affected us in 2005 are discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") of this report. None of our acquisitions in 2005, 2004 or 2003 were material to our consolidated financial position or results of operations. For information concerning our acquisitions, see Note 2 to our consolidated financial statements.

      Geographic Regions and Segments: Our total consolidated revenue is about evenly divided between U.S. and non-U.S. operations. For financial information concerning domestic and foreign operations and segment reporting, see our MD&A and Note 5 to our consolidated financial statements.

      Our Clients: Consistent with the fundamentals of our business strategy, our agencies serve similar clients, in similar industries, and in many cases the same clients, across a variety of geographic regions and locations. Our clients participate in virtually all industry sectors of the global economy. Furthermore, in many cases, our agencies or networks serve different product groups within the same clients served by other of Omnicom's agencies or networks. For example, our largest client was served by more than 100 of our agencies in 2005 and represented 4.0% of our 2005 consolidated revenue. No other client accounted for more than 2.9% of our consolidated 2005 revenue. Each of our top 100 clients were served, on average, by 40 of our agencies in 2005 and represented 44.6% of our 2005 consolidated revenue.

      Our Employees: We employed approximately 62,000 people at December 31, 2005. We are not party to any significant collective bargaining agreements. The skill-sets of our workforce across our agencies and within each discipline are similar. Common to all is the ability to understand a client's brand, its selling proposition and the ability to develop a unique message to communicate the value of the brand to the client's target audience. Recognizing the importance of this core competency, we have established training and education programs for our service professionals around this competency. See our MD&A for a discussion of the effect of salary and related costs on our historical results of operations.

      Executive Officers of the Registrant: Our executive officers as of February 15, 2006 are:

Name                                                          Position                                       Age
----                                                          --------                                       ---
Bruce Crawford................   Chairman                                                                     77
John D. Wren..................   President and Chief Executive Officer                                        53
Randall J. Weisenburger.......   Executive Vice President and Chief Financial Officer                         47
Philip J. Angelastro..........   Senior Vice President of Finance and Controller                              41
Michael Birkin................   Vice Chairman                                                                47
Jean-Marie Dru................   President and Chief Executive Officer of TBWA Worldwide                      59
Thomas L. Harrison............   Chairman and Chief Executive Officer of Diversified Agency Services          58
Kenneth R. Kaess, Jr..........   President and Chief Executive Officer of DDB Worldwide                       51
Peter Mead....................   Vice Chairman                                                                66
Michael J. O'Brien............   Senior Vice President, General Counsel and Secretary                         44
Andrew Robertson..............   President and Chief Executive Officer of BBDO Worldwide                      45
Daryl D. Simm.................   Chairman and Chief Executive Officer of Omnicom Media Group                  44

      All of the executive officers have held their present positions at Omnicom for at least five years except as specified below.

      Philip Angelastro was promoted to Senior Vice President of Finance in January 2002 and was appointed Controller of Omnicom Group Inc. on February 1, 1999. Mr. Angelastro joined the Company in June 1997 as Vice President of Finance of Diversified Agency Services ("DAS") after being a Partner at Coopers & Lybrand LLP.

      Michael Birkin was appointed Vice Chairman, as well as President and CEO of Omnicom Asia-Pacific, on March 1, 2005. From 1999 to 2005, he has served as Worldwide President of DAS. Mr. Birkin previously served as International President of DAS from 1997 to 1999 and European Managing Director of DAS from 1995 to 1997.

      Jean-Marie Dru was appointed President and Chief Executive Officer of TBWA Worldwide in March 2001. He had previously been President International of TBWA Worldwide. Mr. Dru was co-founder and Chairman of BDDP Group, which merged with TBWA in 1998.

      Michael O'Brien joined Omnicom Group Inc. in November 2003 and was appointed Senior Vice President, General Counsel and Secretary in December 2003. Prior to that, he was a partner in the law firm of Goodwin Procter LLP (since April 2002). Prior to that, he was a partner in the law firm of O'Sullivan LLP.

      Andrew Robertson was named Chief Executive Officer of BBDO Worldwide in May of 2004, having been made President of BBDO Worldwide in 2002. In 2001, Mr. Robertson was President and CEO of BBDO North America, and was subsequently elected to the Worldwide Board of Directors of BBDO. He joined BBDO in 1995.

      Daryl Simm was named Chairman and Chief Executive Officer of the newly formed Omnicom Media Group in November 2005. Mr. Simm previously held the position of President and CEO of OMG.

      Additional information about our directors and executive officers appears under the captions "Corporate Governance," "Certain Transactions," "Election of Directors," "Executive Compensation" and "Stock Ownership" in our definitive proxy statement, which is expected to be filed by April 21, 2006.

1A. Risk Factors

Companies periodically review and change their advertising, marketing and corporate communications services business models and relationships. If we are unable to remain competitive or retain key clients, our business and financial results may be materially adversely affected.

      The businesses in which we participate are highly competitive. Key competitive considerations for keeping existing business and winning new business include our ability to develop creative solutions that meet client needs, the quality and effectiveness of the services we offer, and our ability to efficiently serve clients, particularly large international clients, on a broad geographic basis. While many of our client relationships are long-standing, companies put their advertising, marketing and corporate communications services business up for competitive review from time to time. We have won and lost accounts in the past as a result of these reviews. To the extent that we are not able to remain competitive, our revenue may be adversely affected, which could then affect our results of operations and financial condition.

Government regulations and consumer advocates may limit the scope of the content of our services, which could affect our ability to meet our clients' needs, which could have a materially adverse affect on our business.

      Government agencies and consumer groups have directly or indirectly from time to time affected or attempted to affect the scope, content and manner of presentation of advertising, marketing and corporate communications services, whether through regulations or other governmental action. Any such limitations on the scope of the content of our services could affect our ability to meet our clients' needs, which could have a material adverse affect on our results of operations and financial condition. In addition, there has been an increasing tendency on the part of businesses to resort to the judicial system to challenge advertising practices. While such claims have not had a material adverse effect on our operating performance in the past, we cannot assure you that such claims by businesses or governmental agencies will not have a material adverse effect on our results of operations and financial condition in the future.

The success of our acquiring and retaining clients depends on our ability to avoid and manage conflicts of interest arising out of other client relationships and retention of key personnel.

      Our ability to retain existing clients and to attract new clients may, in some cases, be limited by clients' perceptions of, or policies concerning, conflicts of interest arising out of other client relationships. If we are unable to maintain multiple agencies to effectively manage multiple client relationships and avoid potential conflicts of interests our business and financial results may be materially adversely affected.

      In addition, we may lose or fail to attract and retain key personnel. Our employees are our most important assets. Our ability to retain key personnel is an important aspect of our competitiveness. Our continuing ability to attract and retain those employees is important to our business and if we are unable to do so, our ability to provide our services in the manner our customers have come to expect may be adversely affected, which could harm our reputation and result in a loss of clients, which could have a material adverse affect on our results of operations and financial condition

We receive approximately 45% of our revenues from our 100 largest clients, and the loss of several of these clients could adversely impact our prospects, business, financial condition and results of operations.

      Our clients generally are able to reduce advertising and marketing spending or cancel projects at any time for any reason. Any of our clients could decide not to continue to utilize our services to the same extent, as they have in the past, or at all, in the future. A significant reduction in advertising and marketing spending by our largest clients, or the loss of several of our largest clients, if not replaced by new client accounts or an increase in business from existing clients, would adversely affect our revenue, which could materially adversely affect our results of operations and financial condition.

We are a global service business and face certain risks of doing business abroad, including those of currency fluctuations, political instability and exchange controls, which could have a material adverse affect on our results of operations.

      We face the risks normally associated with global services businesses. The operational and financial performance of our businesses are typically tied to overall economic and regional market conditions, competition for client assignments and talented staff, new business wins and losses and the risks associated with extensive international operations. We do not believe that our international operations as a whole present any material foreign exchange risk to our overall business because they invoice clients and pay expenses in their local currency. However, there are some risks of doing business abroad, including those of political instability and exchange controls, which do not affect domestic-focused firms. For financial information on our operations by geographic area, see Note 5 to our consolidated financial statements.

We are exposed to risks from operating in developing countries.

      We conduct business in various developing countries around the world. The risks associated with conducting business in developing countries can include slower payment of invoices; nationalization; social, political and economic instability; and currency repatriation restrictions, among other risks. In addition, commercial laws in many of these countries can be vague, inconsistently administered and retroactively applied. If we are deemed not to be in compliance with applicable laws in developing countries in which we conduct business, our prospects, business, financial condition and results of operations in those countries could be harmed, which could then have an adverse impact on our results of operations and financial condition.

Downgrades of our credit ratings could adversely affect us.

      Standard and Poor's Rating Service currently rates our long-term debt A-, Moody's Investors Service rates our long-term debt Baa1 and Fitch Ratings rates our long-term debt A-. Our short-term debt ratings are A2, P2 and F2 by the respective agencies. Should our ratings be downgraded, neither our outstanding convertible bonds nor our existing bank credit facilities would be affected as they do not contain provisions that require acceleration of cash payments upon a downgrade. The interest rates and fees on our bank credit facilities, however, would increase if our long-term debt rating is downgraded. Additionally, our access to the capital markets could be adversely affected by adverse changes to the short or long-term debt ratings assigned to us by independent rating agencies.

Holders of our convertible debt have the right to cause us to repurchase up to $2.3 billion, in whole or partially, at specified dates in the future.

      If we are required to satisfy a put, we expect to have sufficient available cash and unused credit commitments to fund the put. We also believe that we will still have ample capacity under our existing commitments to meet our cash requirements for the normal course of our business operations after the put event. In the event that our existing commitments or our cash flow from operations were decreased, we could experience difficulties in funding our business operations and would have to seek additional funding alternatives as described more fully in our MD&A.

We may be unsuccessful in evaluating material risks involved in completed and future acquisitions.

      We regularly review potential acquisitions of businesses that are complementary to our businesses and client needs. As part of the review we conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in any particular transaction. Despite our efforts, we may be unsuccessful in ascertaining or evaluating all such risks. As a result, we might not realize the intended advantages of any given acquisition. If we fail to identify certain material risks from one or more acquisitions, our results of operations and financial condition could be adversely affected.

Goodwill may become impaired.

      We have a significant amount of goodwill recorded in accordance with U.S. generally accepted accounting principles ("U.S. GAAP" or "GAAP") on our balance sheet resulting from our prior acquisition activities, which principally represents the specialized know-how of the workforce at the agencies we have acquired. We annually test the carrying value of goodwill for impairment, as discussed in Note 1 to our consolidated financial statements. The estimates and assumptions about future results of operations and cash flows made in connection with impairment testing could differ from future actual results of operations and cash flows. While we concluded, for each year presented in the financial statements, that our goodwill is not impaired, future events could cause us to conclude that the asset values associated with a given operation may become impaired. Any resulting impairment loss could materially adversely affect our results of operations and financial condition.

1B. Unresolved Staff Comments

      None.

2. Properties

      We maintain office space in many major cities around the world. The facility requirements of our agencies are similar across geographic regions and disciplines and we believe that our facilities are in suitable and well-maintained condition for our current operations. This space is primarily used for office and administrative purposes by our employees in performing professional services. Our principal corporate offices are at 437 Madison Avenue, New York, New York and One East Weaver Street, Greenwich, Connecticut. We also maintain executive offices in London, England and Tokyo, Japan.

      Substantially all of our office space is leased from third parties with varying expiration dates ranging from one to 25 years. Certain of our leases are subject to rent reviews or contain various escalation clauses and certain of our leases require our payment of various operating expenses, which may also be subject to escalation. Leases are generally denominated in the local currency of the operating entity. Our consolidated rent expense was $352.6 million in 2005, $345.3 million in 2004 and $335.5 million in 2003, after reduction for rents received from subleases of $23.5 million, $26.3 million and $17.3 million, respectively.

      Our obligations for future minimum base rents under terms of non-cancelable real estate leases and other operating leases, which include primarily office furniture and computer and technology equipment, reduced by rents receivable from non-cancelable subleases are (in millions):

                                                                Net Rent
                                                                --------
   2006 ....................................................     $412.6
   2007 ....................................................      338.6
   2008 ....................................................      276.6
   2009 ....................................................      235.9
   2010 ....................................................      209.2
   Thereafter...............................................      783.5

      See Note 10 to our consolidated financial statements for a discussion of our lease commitments and our MD&A for the impact of leases on our operating expenses.

3. Legal Proceedings

      Beginning on June 13, 2002, several putative class actions were filed against us and certain senior executives in the United States District Court for the Southern District of New York. The actions have since been consolidated under the caption In re Omnicom Group Inc. Securities Litigation, No. 02-CV4483 (RCC), on behalf of a proposed class of purchasers of our common stock between February 20, 2001 and June 11, 2002. The consolidated complaint alleges, among other things, that our public filings and other public statements during that period contained false and misleading statements or omitted to state material information relating to (1) our calculation of the organic growth component of period-to-period revenue growth, (2) our valuation of and accounting for certain internet investments made by our Communicade Group ("Communicade"), which we contributed to Seneca Investments LLC ("Seneca") in 2001, and (3) the existence and amount of certain contingent future obligations in respect of acquisitions. The complaint seeks an unspecified amount of compensatory damages plus costs and attorneys' fees. Defendants moved to dismiss the complaint and on March 28, 2005, the court dismissed portions (1) and (3) of the complaint detailed above. The court's decision denying the defendants' motion to dismiss the remainder of the complaint did not address the ultimate merits of the case, but only the sufficiency of the pleading. Defendants have answered the complaint, and fact discovery is ongoing. Plaintiffs have moved to have the proposed class certified and the defendants have opposed that motion, which is now fully briefed.

      In addition, on June 28, 2002, a derivative action was filed on behalf of Omnicom in New York state court. On February 18, 2005, a second shareholder derivative action, again purportedly brought on behalf of the Company, was filed in New York state court. The derivative actions have been consolidated before one New York State Justice and the plaintiffs have filed an amended consolidated complaint. The consolidated derivative complaint questions the business judgment of certain current and former directors of Omnicom, by challenging, among other things, the valuation of and accounting for the internet investments made by Communicade and the contribution of those investments to Seneca. The consolidated complaint alleges that the defendants breached their fiduciary duties of good faith. The lawsuit seeks from the directors the amount of profits received from selling Omnicom stock and other unspecified damages to be paid to the Company, as well as costs and attorneys' fees. On September 1, 2005, the defendants moved to dismiss the derivative complaint. The motion has now been fully briefed and was argued before the court on January 12, 2006. The court has not yet ruled on the motion.

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

      For additional information concerning our legal proceedings, including the class action and derivative action described above, see Note 10 to our consolidated financial statements, which is incorporated into this section by reference.

4. Submission of Matters to a Vote of Security Holders

      Our annual shareholders' meeting has historically been held in the second quarter of the year. No matters were submitted to a vote of our shareholders during the last quarter of 2005.

                                     PART II

5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common shares are listed on the New York Stock Exchange under the symbol "OMC". On February 15, 2006, we had 3,462 holders of record of our common shares. The table below shows the range of quarterly high and low sales prices reported on the New York Stock Exchange Composite Tape for our common shares and the dividends paid per share for these periods.

                                                                 Dividends Paid
Period                                   High            Low       Per Share
------                                  ------         ------      ----------
Q1 2004............................     $88.82         $74.65         $0.200
Q2 2004............................      83.48          75.05          0.225
Q3 2004............................      76.15          66.43          0.225
Q4 2004............................      84.95          70.97          0.225

Q1 2005............................     $91.48         $82.83         $0.225
Q2 2005............................      89.00          76.10          0.225
Q3 2005............................      86.36          79.00          0.225
Q4 2005............................      88.80          75.75          0.225

      The following table presents information with respect to purchases of common stock made during the three months ended December 31, 2005, by us or any of our "affiliated purchasers."

                                                                                 (c)                      (d)
                                                                            Total Number            Maximum Number
                                           (a)               (b)         of Shares Purchased      of Shares that May
                                          Total            Average       As Part of Publicly     Yet Be Purchased Under
                                        Number of        Price Paid        Announced Plans        Publicly Announced
During the month:                   Shares Purchased      Per Share          or Programs           Plans or Programs
-----------------                   ----------------      ---------          -----------           -----------------
October 2005.....................         927,700           $80.24                 --                     --
November 2005....................         106,200            83.11                 --                     --
December 2005....................          66,615            85.28                 --                     --
                                        ---------           ------             ------                 ------
Total............................       1,100,515           $80.82                 --                     --
                                        =========           ======             ======                 ======

6. Selected Financial Data

      The following selected financial data should be read in conjunction with our consolidated financial statements and related notes which begin on page F-1, as well as our MD&A.

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123 ("SFAS 148"), we elected, effective January 1, 2004, to account for stock-based employee compensation using the fair value method. As a result, the fair value of stock-based employee compensation, including unvested employee stock options issued and outstanding, was recorded as an expense in the current period and all prior periods presented utilizing the retroactive restatement method as set forth in SFAS 148. Accordingly, our results for the prior periods have been restated as if we had used the fair value method to account for stock-based employee compensation.

                                                       (Dollars in millions, except per share amounts)
                                              -----------------------------------------------------------------
For the years ended December 31:                 2005          2004          2003          2002          2001
                                              ---------      --------      --------      --------      --------
   Revenue...............................     $10,481.1      $9,747.2      $8,621.4      $7,536.3      $6,889.4
   Operating Profit......................       1,339.8       1,215.4       1,091.9         985.1         889.1
   Income After Income Taxes.............         845.3         782.5         696.1         625.0         495.9
   Net Income............................         790.7         723.5         631.0         570.5         455.7
   Net Income Per Common Share:
      Basic..............................          4.38          3.90          3.37          3.07          2.49
      Diluted............................          4.36          3.88          3.37          3.07          2.48
   Dividends Declared Per
      Common Share.......................         0.925         0.900         0.800         0.800         0.775

                                                       (Dollars in millions, except per share amounts)
                                              -----------------------------------------------------------------
As of December 31:                               2005          2004          2003          2002          2001
                                              ---------     ---------     ---------     ---------     ---------
   Cash, cash equivalents and
      short-term investments.............     $ 1,209.9     $ 1,739.6     $ 1,548.9     $   695.9     $   517.0
   Total assets..........................      15,919.9      16,002.4      14,620.0      12,056.5      10,686.8
   Long-term obligations
      Long-term debt.....................          18.2          19.1         197.3         197.9         490.1
      Convertible notes..................       2,339.3       2,339.3       2,339.3       1,747.0         850.0
      Deferred compensation and
         other liabilities...............         298.4         309.1         326.5         293.6         297.0

      As discussed in Note 1 to our consolidated financial statements, as required by SFAS No. 142, Goodwill and Other Intangibles ("SFAS 142"), beginning with our 2002 results, goodwill and other intangible assets that have indefinite lives are not amortized due to a change in GAAP. To make our results for the 2001 period more directly comparable in the table that follows, we adjusted our 2001 results to eliminate goodwill amortization and the related tax impact. As a result of excluding the goodwill amortization, this presentation is a non-GAAP financial measure. We believe that by excluding goodwill amortization in 2001, the table below presents selected financial data using amounts that are more comparable year-to-year and thus meaningful for purposes of this analysis. In addition, as a reminder, "Net Income, as reported, GAAP" includes the effect of our adoption of SFAS 123 for all prior periods presented below.

                                                       (Dollars in millions, except per share amounts)
                                                 --------------------------------------------------------------
For the years ended December 31:                 2005          2004          2003          2002           2001
                                                 ------        ------        ------        ------        ------
   Net Income, as adjusted:
      Net Income, as reported, GAAP......        $790.7        $723.5        $631.0        $570.5        $455.7
      Add-back goodwill amortization,
         net of income taxes.............            --            --            --            --          83.1
                                                 ------        ------        ------        ------        ------
      Net Income, excluding goodwill
         amortization....................        $790.7        $723.5        $631.0        $570.5        $538.8
                                                 ======        ======        ======        ======        ======
      Basic Net Income per share:
         as reported, GAAP...............         $4.38         $3.90         $3.37         $3.07         $2.49
         as adjusted.....................         $4.38         $3.90         $3.37         $3.07         $2.95
      Diluted Net Income per share:
         as reported, GAAP...............         $4.36         $3.88         $3.37         $3.07         $2.48
      as adjusted........................         $4.36         $3.88         $3.37         $3.07         $2.92

      The following is a reconciliation of the "as reported" to "as adjusted" Net Income per share on a basic and diluted basis.

For the years ended December 31:                   2005          2004          2003          2002          2001
                                                   ----          ----          ----          ----          ----
   Basic Net Income per share, as adjusted:
      Net Income per common share:
         Basic, as reported, GAAP........         $4.38         $3.90         $3.37         $3.07         $2.49
      Add-back goodwill amortization
         per common share,
         net of income taxes.............            --            --            --            --          0.46
                                                  -----         -----         -----         -----         -----
       Net Income per common share,
         excluding goodwill amortization
           Basic.........................         $4.38         $3.90         $3.37         $3.07         $2.95
                                                  =====         =====         =====         =====         =====
   Diluted Net Income per share, as adjusted:
      Net Income per common share:
         Diluted, as reported, GAAP......         $4.36         $3.88         $3.37         $3.07         $2.48
      Add-back goodwill amortization
         per common share,
         net of income taxes.............            --            --            --            --          0.44
                                                  -----         -----         -----         -----         -----
      Net Income per common share,
         excluding goodwill amortization
           Diluted.......................         $4.36         $3.88         $3.37         $3.07         $2.92
                                                  =====         =====         =====         =====         =====

7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

      We are a strategic holding company. We provide professional services to clients through multiple agencies around the world. On a global, pan-regional and local basis, our agencies provide these services in the following disciplines: traditional media advertising, customer relationship management, public relations and specialty communications. Our business model was built and evolves around clients. While our companies operate under different names and frame their ideas in different disciplines, we organize our services around clients. The fundamental premise of our business is that clients' specific requirements should be the central focus in how we structure our business offering and allocate our resources. This client-centric business model results in multiple agencies collaborating in formal and informal virtual networks that cut across internal organizational structures to deliver consistent brand messages for a specific client and execute against our clients' specific marketing requirements. We continually seek to grow our business with our existing clients by maintaining our client-centric approach, as well as expanding our existing business relationships into new markets and with new clients. In addition, we pursue selective acquisitions of complementary companies with strong, entrepreneurial management teams that typically either currently serve or have the ability to serve our existing client base.

      Globally, during the past few years, our industry has continued to be affected by geopolitical unrest, lagging economic conditions, lack of consumer confidence and cautious client spending. All of these factors have contributed to a difficult business environment and industry-wide margin contraction. Throughout this period, we continued to invest in our businesses and our personnel and took action to reduce costs at some of our agencies to address the changing economic circumstances. In recent periods, improving economic conditions, coupled with the business trends described below, have had a positive impact on our business.

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

      The diversity and balance of our portfolio of companies and service offerings have enabled us to continue to grow our revenues, operating income, net income and earnings per share. In the United States, revenue grew at a rate of 10.0% in 2005, which is comparable to our prior year rate of 10.6%. On a constant currency basis, revenue growth for our international business increased by 3.5%, which is a decrease over our prior rate of 6.0%. While our slower international growth continues to be evidenced mainly in Continental European countries, our growth rate has also been impacted by the first quarter 2005 sale of a majority owned business located in Australia and New Zealand. Overall, we believe that our businesses have performed well, including those in Continental Europe, considering the generally sluggish economy that has existed in that region over the past few years. In addition, in the next twelve to eighteen months, we expect to continue to increase our investment in an already improving Asian market. We plan to focus on businesses that will complement and enhance our existing strategic platforms and service capabilities to better serve our clients in this region.

      In each quarter of 2005, we experienced an increase in our operating margins over the previous year. This improvement is the result of our new business initiatives and wins, as well as our previous cost reduction actions. Our operating margin for 2005 was 12.8% compared to 12.5% in 2004. We are hopeful that margins will continue to improve as a result of recent new business wins in the second half of 2005, our continued new business initiatives associated with the positive long-term industry trends described above, a stabilizing European economy and the prior period cost-reduction actions taken by our agencies.

      Given our size and breadth, we manage our business by monitoring several financial indicators. The key indicators that we review focus on the areas of revenues and operating expenses.

      Revenue growth is analyzed by reviewing the components and mix of the growth, including growth by major geographic location, growth by major marketing discipline, growth from currency changes, growth from acquisitions and growth from our largest clients.

      In recent years, our revenue has been divided almost evenly between domestic and international operations. In 2005, our overall revenue growth was 7.5%, of which 0.5% was related to changes in foreign exchange rates and (0.3)% was related to the disposal of entities, net of entities acquired. The remainder, 7.3%, was organic growth.

      In 2005, traditional media advertising represented about 44% of the total revenue and grew by 9.1% over the prior year. Customer relationship management represented about 34% of the total revenue and grew by 6.8% over the previous year. Public relations represented about 10% of the total revenue and grew by 2.1% over the previous year and specialty communications represented about 12% of total revenue and grew by 8.9% over the previous year.

      We measure operating expenses in two distinct cost categories, salary and service cost and office and general expenses. Salary and service costs are primarily comprised of employee compensation related costs and office and general expenses are primarily comprised of rent and occupancy costs, technology related costs and depreciation and amortization. Each of our agencies requires service professionals with a skill set that is common across our disciplines. At the core of this skill set is the ability to understand a client's brand and its selling proposition, and the ability to develop a unique message to communicate the value of the brand to the client's target audience. The facility requirements of our agencies are similar across geographic regions and disciplines, and their technology requirements are generally limited to personal computers, servers and off-the-shelf software.

      Because we are a service business, we monitor these costs on a percentage of revenue basis. Salary and service costs tend to fluctuate in conjunction with changes in revenue, whereas office and general expenses, which are not directly related to servicing clients, tend to decrease as a percentage of revenue as revenues increase because a significant portion of these expenses are relatively fixed in nature. During 2005, salary and service costs increased to 70.7% of revenue from 70.2% of revenue in 2004. This increase is primarily attributable to increased revenue levels and the required increases in direct salaries, salary-related costs and freelance labor costs necessary to deliver our services and pursue new business initiatives. Office and general expenses declined to 16.5% of revenue from 17.3% in 2004 as a result of our continuing efforts to better align these costs with business levels on a location-by-location basis.

      Our net income for 2005 increased by 9.3% to $790.7 million from $723.5 million in 2004 and our diluted EPS increased by 12.4% to $4.36 from $3.88 in the prior year for the reasons described above, as well as the impact of the reduction in our weighted average shares outstanding for the year. This reduction was the result of our purchases of treasury shares net of option exercises and share issuances under our employee stock purchase plan.

Critical Accounting Policies and New Accounting Pronouncements

Critical Accounting Policies

      We have prepared the following supplemental summary of accounting policies to assist the reader in better understanding our financial statements and the related MD&A. We believe that the following policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. Readers are encouraged to consider this supplement together with our consolidated financial statements and the related notes to our consolidated financial statements, including our discussion in Note 1 setting forth our accounting policies in greater detail, for a more complete understanding of accounting policies discussed below.

      Estimates: The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including valuation allowances for receivables and deferred tax assets, accruals for incentive compensation and the disclosure of contingent liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during a reporting period. We evaluate these estimates on an ongoing basis and we base our estimates on historical experience, current conditions and various other assumptions we believe are reasonable under the circumstances. Actual results can differ from those estimates, and it is possible that the differences could be material.

      A fair value approach is used in testing goodwill for impairment under SFAS 142 and when evaluating cost-based investments, which consist of ownership interests in non-public companies, to determine if an other than temporary impairment has occurred. Our approach in determining fair values utilizes a discounted cash flow methodology, consideration of similar and recent transactions and when available and as appropriate, we use comparative market multiples to supplement our analysis. Numerous estimates and assumptions necessarily have to be made when completing a discounted cash flow valuation, including estimates and assumptions regarding interest rates, appropriate discount rates and capital structure. Additionally, estimates must be made regarding revenue growth, operating margins, tax rates, working capital requirements and capital expenditures. Estimates and assumptions also need to be made when determining the appropriate comparative market multiples to be used. Actual results of operations, cash flows and other factors used in a discounted cash flow valuation will likely differ from the estimates used and it is possible that differences and changes could be material. Additional information about impairment testing under SFAS 142 and valuation of cost-based investments appears in Note 1 of our consolidated financial statements, as well as Note 6 with respect to cost-based investments.

      A fair value approach is used in determining the award value of stock-based employee compensation in accordance with SFAS 123. We currently utilize the Black-Scholes option valuation model to determine the fair value of option awards. This valuation model utilizes several assumptions and estimates such as expected life, rate of risk free interest, historical volatility and dividend yield. If different assumptions and estimates were utilized to determine the fair value, our actual results of operations and cash flows would likely differ from the estimates used and it is possible that differences and changes could be material. Additional information about these assumptions and estimates appears in Note 7 to our consolidated financial statements.

      Acquisitions and Goodwill: We have historically made and expect to continue to make selective acquisitions. In making acquisitions, the price we pay is determined by various factors, including specialized know-how, reputation, competitive position, geographic coverage and service offerings, as well as our experience and judgment. The amount we paid for acquisitions, including cash, stock and assumption of net liabilities, totaled $327.2 million in 2005 and $378.1 million in 2004. Approximately 63% and 51%, respectively, of these amounts related to contingent purchase price obligations paid during the respective year related to acquisitions completed in prior years.

      Our acquisition strategy has been focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of our various strategic business platforms and agency brands through the expansion of their geographic reach and/or their service capabilities to better serve our clients. Accordingly, like most service businesses, a substantial portion of the intangible asset value that we acquire is the know-how of the people, which is treated as part of goodwill and, in accordance with SFAS No. 141, Business Combinations ("SFAS 141"), is not valued separately. For each of our acquisitions we undertake a detailed review to identify other intangible assets and a valuation is performed for all such assets identified. The majority of the value of the identifiable intangible assets that we acquire is derived from customer relationships. In executing our acquisition strategy, one of the primary drivers in identifying and executing a specific transaction is the existence of, or the ability to, expand our existing client relationships. Additional key factors we consider include the competitive position and specialized know-how of the acquisition targets. The expected benefits of our acquisitions are typically shared across multiple agencies as they work together to integrate the acquired agency into our client service strategy.

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

      Additional information about acquisitions and goodwill appears in Notes 1 and 2 to our consolidated financial statements.

      Revenue Recognition: Substantially all of our revenue is derived from fees for services. Additionally, we earn commissions based upon the placement of advertisements in various media. Revenue is realized when the service is performed in accordance with terms of the arrangements with our clients and upon completion of the earnings process. This includes when services are rendered, generally upon presentation date for media, when costs are incurred for radio and television production and when print production is completed and collection is reasonably assured.

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

      A small portion of our contractual arrangements with clients includes performance incentive provisions designed to link a portion of our revenue to our performance relative to both quantitative and qualitative goals. We recognize this portion of revenue when the specific quantitative goals are achieved, or when our performance against qualitative goals is determined by our clients. Additional information about our revenue appears in Note 1 to our consolidated financial statements.

      Employee Stock-Based Compensation: In accordance with SFAS 123, as amended by SFAS 148, we elected, effective January 1, 2004, to account for stock-based employee compensation using the fair value method. In determining the fair value of certain stock-based compensation awards, we use certain estimates and assumptions such as expected life, rate of risk free interest, volatility and dividend yield. If different assumptions and estimates were used to determine the fair value, our actual results could be different. As a result of our adoption of SFAS 123 as amended by SFAS 148, the fair value of stock-based employee compensation was recorded as an expense in the current and prior years. Accordingly, our results for years prior to 2004 have been restated as if we had used the fair value method to account for stock-based employee compensation. Pre-tax stock-based employee compensation expense for the years ended December 31, 2005, 2004 and 2003, was $87.0 million, $117.2 million and $133.1 million, respectively. Information about our specific awards and stock plans can be found in Note 7 to our consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 123 (Revised 2004) -- Share-Based Payment ("SFAS 123R") which is effective for the next fiscal year beginning after June 15, 2005 and generally applies to grants made after adoption. We plan to adopt SFAS 123R effective January 1, 2006. SFAS 123R revises certain requirements of FASB Statement No. 123, Accounting for Stock-Based Compensation. We do not expect these changes to have a material impact on our consolidated results of operations or financial position. Additional information regarding the changes required by SFAS 123R and their impact on our financial statements can be found in Note 1 to our consolidated financial statements.

New Accounting Pronouncements

      In addition to those discussed previously, additional information regarding new accounting pronouncements can also be found in Note 13 to our consolidated financial statements. Also, Note 1 to our consolidated financial statements includes a summary of our significant accounting policies.

      Financial Results from Operations -- 2005 Compared with 2004

                                                   (Dollars in millions,
                                                  except per share amounts)
Year Ended December 31,                            2005             2004
                                                 ---------        --------
Revenue....................................      $10,481.1        $9,747.2
Operating Expenses:
   Salary and service costs................        7,412.9         6,846.8
   Office and general expenses.............        1,728.4         1,685.0
                                                 ---------        --------
                                                   9,141.3         8,531.8
                                                 ---------        --------
Operating Profit...........................        1,339.8         1,215.4
Net Interest Expense:
   Interest expense........................           78.0            51.1
   Interest income.........................          (18.8)          (14.5)
                                                 ---------        --------
                                                      59.2            36.6
                                                 ---------        --------
Income Before Income Taxes.................        1,280.6         1,178.8
Income Taxes...............................          435.3           396.3
                                                 ---------        --------
Income After Income Taxes..................          845.3           782.5

Equity in Earnings of Affiliates...........           27.6            17.1
Minority Interests.........................          (82.2)          (76.1)
                                                 ---------        --------
   Net Income..............................      $   790.7        $  723.5
                                                 =========        ========
Net Income Per Common Share:
   Basic...................................         $ 4.38          $ 3.90
   Diluted.................................           4.36            3.88
Dividends Declared Per Common Share........         $0.925          $0.900

      The following year-over-year analysis gives further details and insight into the changes in our financial performance.

      Revenue: When comparing performance between years, we discuss non-GAAP financial measures such as the impact that foreign currency rate changes, acquisitions/dispositions and organic growth have on reported revenues. We derive significant revenue from international operations and changes in foreign currency rates between the years impact our reported results. Reported results are also impacted by our acquisition and disposition activity and organic growth. Accordingly, we provide this information to supplement the discussion of changes in revenue period-to-period.

      Our 2005 consolidated worldwide revenue increased 7.5% to $10,481.1 million from $9,747.2 million in 2004. Foreign exchange impacts increased worldwide revenue by $53.3 million. The effect of acquisitions, net of disposals, decreased 2005 worldwide revenue by $28.8 million. Organic growth increased worldwide revenue by $709.4 million. The components of total 2005 revenue growth in the U.S. ("domestic") and the remainder of the world ("international") are summarized below (dollars in millions):

                                                  Total                Domestic          International
                                          -----------------       ----------------      ----------------
                                               $         %           $          %          $          %
                                          ---------     ---       --------    ----      --------     ---
December 31, 2004.....................    $ 9,747.2      --       $5,223.4      --      $4,523.8     --
                                          ---------     ---       --------    ----      --------     ---
Components of revenue changes:
Foreign exchange impact...............         53.3     0.5%            --      --          53.3     1.2%
Acquisitions..........................        (28.8)   (0.3)%         52.6     1.0%        (81.4)   (1.8)%
Organic...............................        709.4     7.3%         467.9     9.0%        241.5     5.3%
                                          ---------     ---       --------    ----      --------     ---
December 31, 2005.....................    $10,481.1     7.5%      $5,743.9    10.0%     $4,737.2     4.7%
                                          =========     ===       ========    ====      ========     ===

      The negative acquisition growth in international revenue is attributable to the disposition of a customer relationship management agency located in Australia and New Zealand in the first quarter of 2005.

      The components and percentages are calculated as follows:

      o The foreign exchange impact component shown in the table is calculated by first converting the current period's local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $10,427.8 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. Dollars and the current period revenue in constant currency (in this case $10,481.1 million less $10,427.8 million for the Total column in the table).

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

      o The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $9,747.2 million for the Total column in the table).

      The components of revenue and revenue growth for 2005 compared to 2004 in our primary geographic markets are summarized below (dollars in millions):

                                                  $ Revenue      % Growth
                                                  ---------      --------
    United States............................     $ 5,743.9        10.0%
    Euro Markets.............................       2,156.5         4.8%
    United Kingdom...........................       1,102.4         1.6%
    Other....................................       1,478.3         7.1%
                                                  ---------         ---
    Total....................................     $10,481.1         7.5%
                                                  =========         ===

      As indicated, foreign exchange impacts increased our international revenue by $53.3 million for 2005. The most significant impacts resulted from the strengthening of the Canadian Dollar and Brazilian Real against the U.S. Dollar, which was offset primarily by the decline of the British Pound against the U.S. Dollar. Based on current exchange rates, we expect foreign exchange impacts to reduce our full-year 2006 consolidated revenues by between 1.0% and 1.5%. Additional geographic information relating to our business is contained in Note 5 to our consolidated financial statements.

      Due to a variety of factors, in the normal course, our agencies both gain and lose business from clients each year. The net result in 2005, and historically each year for us as a whole, was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with our largest clients. Revenue from our single largest client represented 4.0% of worldwide revenue in 2005 and 4.3% in 2004 and no other client represented more than 2.9% in 2005 or 2004. Our ten largest and 100 largest clients represented 18.5% and 44.6% of our 2005 worldwide revenue, respectively, and 18.3% and 45.1% of our 2004 worldwide revenue, respectively.

      Driven by clients' continuous demand for more effective and efficient branding activities, we strive to provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. These services include advertising, brand consultancy, crisis communications, custom publishing, database management, digital and interactive marketing, direct marketing, directory advertising, entertainment marketing, environmental design, experiential marketing, field marketing, financial/corporate business-to-business advertising, graphic arts, healthcare communications, instore design, investor relations, marketing research, media planning and buying, mobile marketing services, multi-cultural marketing, non-profit marketing, organizational communications, package design, product placement, promotional marketing, public affairs, public relations, real estate advertising and marketing, recruitment communications, reputation consulting, retail marketing, search engine marketing and sports and event marketing. In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories as summarized below: traditional media advertising, customer relationship management, referred to as CRM, public relations and specialty communications.

                                                                   (Dollars in millions)
                                                                  Year Ended December 31,
                                             ----------------------------------------------------------------
                                                  2005                     2004                2005 vs 2004
                                             -----------------       -----------------       ----------------
                                                        % of                    % of            $         %
                                             Revenue   Revenue        Revenue  Revenue       Growth    Growth
                                             -------   -------        -------  -------       ------    ------
Traditional media advertising..........    $ 4,589.0     43.8%       $4,207.5   43.2%         $381.5    9.1%
CRM   .................................      3,613.0     34.5%        3,382.6   34.7%          230.4    6.8%
Public relations.......................      1,045.7     10.0%        1,024.0   10.5%           21.7    2.1%
Specialty communications...............      1,233.4     11.7%        1,133.1   11.6%          100.3    8.9%
                                           ---------                 --------                 ------
                                           $10,481.1                 $9,747.2                 $733.9    7.5%
                                           =========                 ========                 ======

      Certain reclassifications have been made in the tables above to conform the 2004 amounts to the 2005 presentation.

      Operating Expenses: Our 2005 worldwide operating expenses increased $609.5 million, or 7.1%, to $9,141.3 million from $8,531.8 million in 2004, as shown below.

                                                                (Dollars in millions)
                                                               Year Ended December 31,
                                        --------------------------------------------------------------------------------
                                                     2005                             2004                2005 vs 2004
                                        ----------------------------    -----------------------------    ---------------
                                                              % of                            % of
                                                              Total                           Total
                                                     % of  Operating                 % of   Operating      $         %
                                          Revenue  Revenue  Expenses    Revenue     Revenue  Expenses    Growth   Growth
                                          -------  -------  --------    -------     -------  --------    ------   ------
Revenue.............................    $10,481.1                       $9,747.2                          $733.9    7.5%
Operating Expenses:
   Salary and service costs.........      7,412.9    70.7%    81.1%      6,846.8     70.2%     80.3%       566.1    8.3%
   Office and general expenses......      1,728.4    16.5%    18.9%      1,685.0     17.3%     19.7%        43.4    2.6%
                                        ---------    ----     ----      --------     ----      ----       ------   ----
Total Operating Expenses............      9,141.3    87.2%               8,531.8     87.5%                 609.5    7.1%

Operating Profit....................    $ 1,339.8    12.8%              $1,215.4     12.5%                $124.4   10.2%
                                        =========    ====               ========     ====                 ======   ====

      Because we provide professional services, salary and service costs represent the largest part of our operating expenses. During 2005, we continued to invest in our businesses and their professional personnel. As a percentage of total operating expenses, salary and service costs were 81.1% in 2005 and 80.3% in 2004. These costs are comprised of salary and related costs and direct service costs. Most, or $566.1 million and 92.9%, of the $609.5 million increase in total operating expenses in 2005 resulted from increases in salary and service costs. This increase was attributable to the increase in our revenue in 2005 and the required increases in the direct costs necessary to deliver our services and pursue new business initiatives, including direct salaries, salary related costs and direct service costs, including freelance labor costs and direct administrative costs, such as travel. In addition, cash-based incentive compensation, such as bonus and profit sharing, increased in 2005 when compared to 2004. However, this increase was largely offset by a reduction in the amortization of employee stock-based compensation. As a result, salary and service costs as a percentage of revenues increased year-to-year from 70.2% in 2004 to 70.7% in 2005.

      Office and general expenses represented 18.9% and 19.7% of our operating expenses in 2005 and 2004, respectively. These costs are comprised of office and equipment rent, technology costs and depreciation, amortization of identifiable intangibles, professional fees and other overhead expenses. As a percentage of revenue, office and general expenses decreased in 2005 from 17.3% to 16.5% because these costs are relatively fixed in nature and decrease as a percentage of revenue as revenue increases. In addition, this year-over-year decrease resulted from our continuing efforts to better align these costs with business levels on a location-by-location basis.

      We expect our efforts to control operating expenses will continue as we continuously look for ways to increase the variability of our cost structure. We are hopeful that margins will continue to improve as a result of recent new business wins in the second half of 2005, our continued new business initiatives associated with the positive long-term industry trends previously described, a stabilizing European economy and the prior period cost-reduction actions taken by our agencies.

      Included in office and general expense for 2005 is a pre-tax net gain of $6.9 million arising from the sale in the first quarter of a majority-owned business located in Australia and New Zealand and the disposal of a non-strategic business located in the United States. Due to the unusually high book tax rate caused by the non-deductibility of goodwill, the book tax cost of the transactions was $6.1 million. After deducting minority interest expense, the impact of these transactions increased net income in 2005 by $0.4 million.

      Included in office and general expense for 2004 was a net gain of $13.1 million related to investment activity during the first quarter of 2004. In March 2004, in connection with Seneca Investments LLC's recapitalization, we agreed to exchange our remaining preferred stock in Seneca for a $24.0 million senior secured note and 40% of Seneca's outstanding common stock. The note, which is due in March 2007, bears interest at a rate of 6.25% per annum. The recapitalization transaction was required to be recorded at fair value and, accordingly, we recorded a pre-tax net gain of $24.0 million. This gain was partially offset by losses of $10.9 million on other cost-based investments unrelated to our investment in Seneca. Payments received through January 2006 have reduced the outstanding principal balance of the note to $1.2 million as of January 31, 2006. Additional information appears in Note 6 to our consolidated financial statements.

      Excluding these net gains of $6.9 million and $13.1 million from investment activity, office and general expenses were 16.6% of revenue in 2005, compared to 17.4% of revenue in 2004 and operating margin increased to 12.7% of revenue in 2005 from 12.3% of revenue in 2004.

      Net Interest Expense: Our net interest expense increased in 2005 to $59.2 million, as compared to $36.6 million in 2004. Our gross interest expense increased by $26.9 million to $78.0 million. This increase resulted from $24.4 million of additional interest costs associated with the amortization of payments we made during 2005 and the fourth quarter of 2004 to holders of certain of our convertible notes. In August 2005, we paid $33.5 million to holders of our Zero Coupon Zero Yield Convertible Notes due 2032 ("2032 Notes") to not exercise certain put rights and, in November 2004, we paid $14.8 million and $1.5 million in the aggregate, respectively, to consenting holders of our Liquid Yield Option Notes due 2031 ("2031 Notes") and Zero Coupon Zero Yield Convertible Notes due 2033 ("2033 Notes") as incentives to consent to certain amendments to our indentures and not exercise certain put rights. Substantially all of the year-over-year increase in these payments was due to market increases in short-term interest rates. These increases were partially offset by interest expense savings relative to our Euro-denominated (Euro) 152.4 million 5.20% Notes that were redeemed upon their maturity in June 2005.

      As a result of interest related payments made in the second half of 2005 and a payment we made to holders of the 2031 Notes in February, 2006 (see Note 14 to our consolidated financial statements), we expect interest expense to increase by $11.4 million in 2006 compared to 2005, as these payments are amortized ratably through their next put dates. We expect interest expense to be further increased by additional payments we may make during the third quarter of 2006 on our 2032 Notes and 2033 Notes.

      See "Liquidity and Capital Resources" for a discussion of our indebtedness and related matters.

      Income Taxes: Our 2005 consolidated effective income tax rate was 34.0%. Excluding the impact relating to the 2005 net gain on the sale of certain businesses, as described above in our discussion on operating expenses, our tax rate was 33.7% which is comparable to our 2004 year rate of 33.6%.

      The FASB issued two staff positions on accounting for income taxes to address recent changes enacted by the United States Congress, Staff Position FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004 (the "Jobs Act") ("FSP No. 109-1"), and Staff Position FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004 ("FSP No. 109-2). We believe that FSP 109-1 does not apply to our business. In the fourth quarter of 2005, we repatriated $47.9 million of foreign earnings utilizing the 85% dividend received deduction provided by the Jobs Act and in accordance with FSP 109-2, we recorded a $2.7 million domestic tax liability, which is included in our full year effective tax rate of 34.0%.

      Earnings Per Share (EPS): For the foregoing reasons, our net income in 2005 increased $67.2 million by 9.3%, to $790.7 million from $723.5 million in 2004. Diluted earnings per share increased 12.4% to $4.36 in 2005, as compared to $3.88 in the prior year for the reasons described above, as well as the impact of the reduction in our weighted average shares outstanding for the year. This reduction was the result of our purchases of treasury shares net of option exercises and share issuances under our employee stock purchase plan.

Financial Results from Operations -- 2004 Compared with 2003

                                                                    (Dollars in millions, except per share amounts)

Twelve Months Ended December 31,                                                    2004             2003
                                                                                  --------          --------
Revenue................................................................           $9,747.2          $8,621.4
Operating Expenses:
   Salary and service costs............................................            6,846.8           5,911.8
   Office and general expenses.........................................            1,685.0           1,617.7
                                                                                  --------          --------
                                                                                   8,531.8           7,529.5
                                                                                  --------          --------
Operating Profit.......................................................            1,215.4           1,091.9
Net Interest Expense:
   Interest expense....................................................               51.1              57.9
   Interest income.....................................................              (14.5)            (15.1)
                                                                                  --------          --------
                                                                                      36.6              42.8
                                                                                  --------          --------
Income before Income Taxes.............................................            1,178.8           1,049.1
Income Taxes...........................................................              396.3             353.0
                                                                                  --------          --------
Income after Income Taxes..............................................              782.5             696.1

Equity in Earnings of Affiliates.......................................               17.1              15.1
Minority Interests.....................................................              (76.1)            (80.2)
                                                                                  --------          --------
   Net Income..........................................................           $  723.5          $  631.0
                                                                                  ========          ========
Net Income Per Common Share:
   Basic...............................................................              $3.90             $3.37
   Diluted.............................................................               3.88              3.37
Dividends Declared Per Common Share....................................              $0.90             $0.80

      The following year-over-year analysis gives further details and insight into the changes in our financial performance.

      Revenue: Our 2004 consolidated worldwide revenue increased 13.1% to $9,747.2 million from $8,621.4 million in 2003. Foreign exchange impacts increased worldwide revenue by $390.6 million. The effect of acquisitions, net of disposals, increased 2004 worldwide revenue by $163.9 million. Organic growth increased worldwide revenue by $571.3 million. The components of total 2004 revenue growth in the U.S. ("domestic") and the remainder of the world ("international") are summarized below (dollars in millions):

                                                    Total                Domestic            International
                                              ----------------       ----------------      ----------------
                                                  $          %          $          %           $          %
                                              --------    ----       --------    ----      --------    ----
   December 31, 2003.....................     $8,621.4      --       $4,720.9      --      $3,900.5     --
   Components of revenue changes:
   Foreign exchange impact...............        390.6     4.5%            --      --         390.6    10.0%
   Acquisitions..........................        163.9     1.9%         131.9     2.8%         32.0     0.8%
   Organic...............................        571.3     6.7%         370.6     7.8%        200.7     5.2%
                                              --------    ----       --------    ----      --------    ----
   December 31, 2004.....................     $9,747.2    13.1%      $5,223.4    10.6%     $4,523.8    16.0%
                    =                         ========    ====       ========    ====      ========    ====

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

      The components of revenue and revenue growth for 2004 compared to 2003, in our primary geographic markets are summarized below (dollars in millions):

                                                     $ Revenue      % Growth
                                                     ---------      --------
      United States.............................      $5,223.4         10.6%
      Euro Markets..............................       2,058.2         15.0%
      United Kingdom............................       1,085.0         15.2%
      Other.....................................       1,380.6         18.1%
                                                      --------         ----
      Total.....................................      $9,747.2         13.1%
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

      Due to a variety of factors, in the normal course, our agencies both gain and lose business from clients each year. The net result in 2004, and historically each year for us as a whole, was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with our largest clients. Revenue from our single largest client represented 4.3% of worldwide revenue in 2004 and 4.7% in 2003 and no other client represented more than 2.8% in 2004 or 2003. Our ten largest and 100 largest clients represented 18.3% and 45.1% of our 2004 worldwide revenue, respectively, and 18.7% and 43.1% of our 2003 worldwide revenue, respectively.

      In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories: traditional media advertising, customer relationship management, referred to as CRM, public relations and specialty communications as summarized below.

                                                                   (Dollars in millions)
                                                             Twelve Months Ended December 31,
                                             -----------------------------------------------------------------
                                                   2004                     2003               2004 vs 2003
                                             ------------------        ----------------       ----------------
                                                        % of                    % of            $         %
                                             Revenue   Revenue        Revenue  Revenue       Growth    Growth
                                             -------   -------        -------  -------       ------    ------
Traditional media advertising..........       $4,207.5   43.2%         $3,775.7   43.8%       $  431.8   11.4%
CRM   .................................        3,382.6   34.7%          2,953.4   34.2%          429.2   14.5%
Public relations.......................        1,024.0   10.5%            928.6   10.8%           95.4   10.3%
Specialty communications...............        1,133.1   11.6%            963.7   11.2%          169.4   17.6%
                                              --------                 --------               --------   ----
                                              $9,747.2                 $8,621.4               $1,125.8   13.1%
                                              ========                 ========               ========   ====

      Certain reclassifications have been made in the tables above to conform the 2004 and 2003 amounts to the current year's presentation.

      Operating Expenses: Our 2004 worldwide operating expenses increased $1,002.3 million, or 13.3%, to $8,531.8 million from $7,529.5 million in 2003, as shown below.

                                                                 (Dollars in millions)
                                                                Year Ended December 31,
                                        -----------------------------------------------------------------------
                                                  2004                       2003               2004 vs 2003
                                        ------------------------- --------------------------  -----------------
                                                           % of                       % of
                                                   % of  Total Op.            % of  Total Op.    $         %
                                        Revenue   Revenue  Costs   Revenue   Revenue  Costs   Growth    Growth
                                        -------   -------  -----   -------   -------  -----   ------    ------
Revenue.............................     $9,747.2                   $8,621.4                   $1,125.8   13.1%
Operating Expenses:
   Salary and service costs.........      6,846.8  70.2%    80.3%    5,911.8   68.6%    78.5%     935.0   15.8%
   Office and general expenses......      1,685.0  17.3%    19.7%    1,617.7   18.8%    21.5%      67.3    4.2%
                                         --------  ----             --------   ----            --------   ----
Total Operating Expenses............      8,531.8  87.5%             7,529.5   87.3%            1,002.3   13.3%

Operating Profit....................     $1,215.4  12.5%            $1,091.9   12.7%           $  123.5   11.3%
                                         ========  ====             ========   ====            ========   ====

      Because we provide professional services, salary and service costs represent the largest part of our operating expenses. During 2004, we continued to invest in our businesses and their professional personnel. As a percentage of operating expenses, salary and service costs were 80.3% in 2004 and 78.5% in 2003. These costs are comprised of salary and related costs and direct service costs. Most, or $935.0 million and 93.3%, of the $1,002.3 million increase in operating expenses in 2004 resulted from increases in salary and service costs. This increase was attributable to increased revenue levels and the required increases in direct salary and salary related costs necessary to deliver our services and pursue new business initiatives, including increases in incentive compensation costs, as well as increases in direct service costs, including freelance labor costs and recruiting costs. This was partially offset by a reduction in severance costs and the expected positive impact in 2004 of previous cost actions. As a result, salary and service costs as a percentage of revenues increased year-to-year from 68.6% in 2003 to 70.2% in 2004.

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

      Net Interest Expense: Our net interest expense decreased in 2004 to $36.6 million, as compared to $42.8 million in 2003. Our gross interest expense decreased by $6.8 million to $51.1 million. This decrease is attributed to a reduction of $5.1 million in the amortization of interest related payments on our convertible notes from $28.1 million in 2003 to $23.0 million in 2004 and reductions resulting from cash management efforts during the course of the year. This reduction was partially offset by an increase in interest expense relative to the Euro 152.4 million 5.20% Notes due to the foreign currency change of the Euro relative to the U.S. Dollar in 2004.

      See "Liquidity and Capital Resources" for a discussion of our indebtedness and related matters.

      Income Taxes: Our 2004 consolidated effective income tax rate of 33.6% was unchanged from 2003.

Liquidity and Capital Resources

Cash Requirements, Including Contractual Obligations

      Historically, substantially all of our non-discretionary cash requirements have been funded from operating cash flow and cash on hand. Our principal non-discretionary funding requirement is our working capital. In addition, as discussed below, we have contractual obligations related to our debt and convertible notes, our recurring business operations primarily related to lease obligations, as well as certain contingent acquisition obligations related to acquisitions made in prior years.

      Our principal discretionary cash requirements include dividend payments to our shareholders, repurchases of our common stock, payments for strategic acquisitions and capital expenditures. In 2005 and 2004, our discretionary spending was funded from operating cash flow and cash on hand. However, in any given year, depending on the level of discretionary activity, we may use other sources of available funding, such as the liquidation of short-term investments or the issuance of commercial paper to finance these activities.

      We have a seasonal working capital cycle. Working capital requirements are lowest at year-end. The fluctuation in working capital requirements between the lowest and highest points during the course of the year can be more than $1.5 billion during the year. This cycle occurs because our businesses incur costs on behalf of our clients, including when we place media and incur production costs. We generally require collection from our clients prior to our payment for the media and production cost obligations. This pattern was similar during the past three years. During the year we manage liquidity through our credit facilities as discussed below under "Cash Management." At the end of 2005, our cash and cash equivalents decreased by $329.8 million from the previous year-end. The components of the decrease are summarized below:

                                     SOURCES

Cash Flow from Operations.............................              $   991.2
Add back changes in net working capital at
  year-end resulting from the adverse effect of
  timing of receipts and disbursements in 2005........                  151.2
                                                                    ---------
Subtotal, Principal Cash Sources......................                1,142.4

                                   USES

Capital expenditures..................................   $(162.7)
Dividends paid........................................    (164.0)
Acquisition payments, net of cash acquired and
  proceeds from sale of $29.3 million.................    (268.6)
Purchase of treasury shares (net of proceeds from
  stock option exercises and stock sold in our
  employee stock purchase plan of $88.1 million)......    (643.7)
                                                         -------
Subtotal, Principal Discretionary Cash Uses...........               (1,239.0)
                                                                    ---------
  Discretionary Cash Uses in excess of Principal
    Cash Sources......................................                  (96.6)
Repayment of long-term debt...........................                 (188.4)
Exchange rate changes.................................                  (41.9)
Other, net............................................                   (2.9)
                                                                    ---------
  Decrease in cash and cash equivalents...............              $   329.8
                                                                    =========

      The Principal Cash Sources and Principal Discretionary Cash Uses numbers presented above are non-GAAP financial measures. These amounts exclude changes in working capital and certain other investing and financing activities used to fund these working capital changes. This presentation reflects the metrics used by management to assess our sources and uses of cash and was derived from our consolidated statement of cash flow. We believe that this presentation is meaningful for understanding our primary sources and primary uses of that cash flow. Additional information regarding our cash flows can be found in our consolidated financial statements.

      Contractual Obligations and Other Commercial Commitments: We enter into numerous contractual and commercial undertakings in the normal course of our business. The following table summarizes information about certain of our obligations as of December 31, 2005 and should be read together with Note 3 (bank loans and lines of credit), Note 4 (long-term debt and convertible notes),
Note 10 (commitments and contingent liabilities), Note 11 (fair value of financial instruments) and Note 12 (financial instruments and market risk) to our consolidated financial statements.

                                               Due in          Due in             Due
                                              Less than        1 to 5           after 5             Total
                                               1 Year           Years            Years               Due
                                              ---------       --------          -------           --------
Contractual Obligations at
  December 31, 2005                                              (Dollars in millions)
                                             -------------------------------------------------------------
Long-term debt...........................      $  1.1         $   18.2          $     --          $   19.3
Convertible notes........................          --               --           2,339.3           2,339.3
Lease obligations........................       412.6          1,060.3             783.5           2,256.4
Other....................................        16.0             17.0                --              33.0
                                               ------         --------          --------          --------
Total....................................      $429.7         $1,095.5          $3,122.8          $4,648.0
                                               ======         ========          ========          ========

      As more fully described below under the heading "Debt Instruments, Guarantees and Related Covenants," the holders of the convertible notes included in the table above have the right to cause us to repurchase up to the entire aggregate face amount of the notes then outstanding for par value at certain dates in the future. If these rights were exercised at the earliest possible future date, as set forth in Note 4 to our consolidated financial statements, $2,339.3 million of the convertible notes could be due in less than one year in the "Due after 5 Years" category above.

                                                Due in          Due in             Due
                                               Less than        1 to 5           after 5            Total
                                                1 Year           Years            Years              Due
                                               ---------       --------          -------           -------
Other Commercial Commitments at
  December 31, 2005                                              (Dollars in millions)
                                               -----------------------------------------------------------
Lines of credit..........................        $ --             $ --              $ --              $ --
Guarantees and letters of credit.........         0.1              0.1               0.0               0.2
                                                 ----             ----              ----              ----
Total....................................        $0.1             $0.1              $0.0              $0.2
                                                 ====             ====              ====              ====

      In the normal course of business, our agencies enter into various contractual media commitments on behalf of our clients at levels substantially exceeding our revenue. These commitments are included in our accounts payable balance when the media services are delivered by the providers. Historically, we have not experienced significant losses for media commitments entered into on behalf of our clients and we believe that we do not have substantial exposure to potential losses of this nature in the future as we monitor closely the credit worthiness of our clients. In the event that we are committed to the media services and our client has not paid us, we believe that the risk of material loss is minimal because in the normal course of business we have reasonable options available to us to substantially mitigate potential losses.

      Contingent Acquisition Obligations: Certain of our acquisitions are structured with contingent purchase price obligations, often referred to as earn-outs. We utilize contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period. These payments are not contingent upon future employment. The amount of future contingent purchase price payments that we would be required to pay for prior acquisitions, assuming that the businesses perform over the relevant future periods at their current profit levels, is approximately $397 million as of December 31, 2005. The ultimate amounts payable cannot be predicted with reasonable certainty because they are dependent upon future results of operations of subject businesses and are subject to changes in foreign currency exchange rates. In accordance with U.S. GAAP, we have not recorded a liability for these items on our balance sheet since the definitive amount is not determinable or distributable. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. Our obligations change from period to period primarily as a result of payments made during the current period, changes in the acquired entities' performance and changes in foreign currency exchange rates.

These differences could be significant. The contingent purchase price obligations as of December 31, 2005, calculated assuming that the acquired businesses perform over the relevant future periods at their current profit levels, are as follows:

                              (Dollars in millions)
        ------------------------------------------------------------------
        2006       2007         2008        2009     Thereafter      Total
        ----       ----         ----        ----     ----------      -----
        $126       $113          $89         $47         $22         $397

      In addition, owners of interests in certain of our subsidiaries or affiliates have the right in certain circumstances to require us to purchase additional ownership interests in those companies. Assuming that the subsidiaries and affiliates perform over the relevant periods at their current profit levels, the aggregate amount we could be required to pay in future periods is approximately $272 million, $159 million of which relate to obligations that are currently exercisable. If these rights are exercised, there would be an increase in our net income as a result of our increased ownership and the reduction of minority interest expense. The ultimate amount payable relating to these transactions will vary because it is primarily dependent on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates. The actual amount that we pay is likely to be different from this estimate and the difference could be significant. The obligations that exist for these agreements as of December 31, 2005, calculated using the assumptions above, are as follows:


                                                (Dollars in millions)
                                     ----------------------------------------
                                      Currently       Not Currently
                                     Exercisable       Exercisable      Total
                                     -----------       -----------      -----
Subsidiary agencies................      $116             $108           $224
Affiliated agencies................        43                5             48
                                         ----             ----           ----
Total..............................      $159             $113           $272
                                         ====             ====           ====

Sources and Uses of Cash

      Although our cash requirements in 2005 and 2004 were funded by a combination of our operating cash flow and cash on hand, during 2003 and prior years, we have opportunistically accessed the capital markets by issuing convertible debt in an aggregate principle amount of $600 million, $900 million and $850 million in 2003, 2002 and 2001, respectively. The proceeds were used for general corporate purposes, including the repayment of maturing debt and the repurchase of our shares.

      At December 31, 2005, we had $835.8 million in cash and cash equivalents. In addition, we had $2.5 billion in unused committed credit facilities available for immediate use to fund our cash needs. These credit facilities are more fully described in Note 3 to our consolidated financial statements.

      Our operating cash flow and access to the capital markets could be impacted by macroeconomic factors outside of our control. Additionally, access to the capital markets could be impaired by adverse changes to the short and long-term debt ratings assigned to us by independent rating agencies.

      Standard and Poor's Rating Service currently rates our long-term debt A-, Moody's Investors Service rates our long-term debt Baa1 and Fitch Ratings rates our long-term debt A-. Our short-term debt ratings are A2, P2 and F2 by the respective agencies. Neither our outstanding convertible bonds nor our bank credit facilities contain provisions that require acceleration of cash payments should our ratings be downgraded. The interest rates and fees on our bank credit facilities, however, will increase if our long-term debt rating is lowered.

      As described in Note 3, our committed bank facilities contain two financial covenants relating to cash flow and interest coverage, which we met by a significant margin as of December 31, 2005.

      We believe that our current financial condition provides us with the ability to readily access the capital markets. Also, our cash balances combined with our liquidity of short-term investments, operational cash flows and unused committed borrowing capacity are sufficient to support our foreseeable cash requirements, arising from working capital, outstanding debt, capital expenditures, dividends, acquisitions and stock repurchases.

Cash Management

      We manage our cash and liquidity centrally through treasury centers in North America and Europe. Each day, operations with excess funds invest these funds with their regional treasury center. Likewise, operations that require funding will borrow funds from their regional treasury center. The treasury centers then aggregate the net position of the operating companies. The net position is either invested with or borrowed from third party providers. To the extent that our treasury centers require liquidity, they have the ability to access local currency lines of credit, our $2.5 billion committed bank facilities, or issue up to $1,500.0 million of U.S. Dollar-denominated commercial paper. This enables us to reduce our consolidated debt levels and minimize interest expense as well as centrally manage our exposure to foreign exchange.

      Our cash and cash equivalents decreased by $329.8 million and our short-term investments decreased by $199.9 million from the prior year. Short-term investments include investments of our excess cash which we expect to convert into cash in our current operating cycle, generally within one year. A portion of the $1,165.6 million in cash and cash equivalents and $574.0 million in short-term investments at December 31, 2004 were used to repay the maturing Euro 152.4 million, or $185.1 million 5.20% Euro notes.

      We manage our net debt position, which we define as total debt outstanding less cash and short-term investments, centrally through our treasury centers as discussed above. Our net debt outstanding at December 31, 2005 increased $318.2 million as compared to the prior year-end. The components of the increase are summarized below:

   Discretionary Cash Uses in excess of Principal
     Cash Sources, as calculated in the Cash
     Requirements section above. .................................     $ 96.6
   Working capital requirements ..................................      151.2
   Exchange rate changes .........................................       41.9
   Other, net ....................................................       28.5
                                                                       ------
   Total increase in net debt.....................................     $318.2
                                                                       ======

      The Discretionary Cash Uses in excess of Principal Cash Sources amount, as previously calculated in the Cash Requirements, Including Contractual Obligations section above, is a non-GAAP financial measure. This amount excludes changes in working capital and certain other investing and financing activities used to fund these changes in working capital. This presentation reflects the metrics used by management to assess our changes in net debt and was derived from our consolidated statement of cash flow. We believe that this presentation is meaningful for understanding the changes in our net debt. Additional information regarding our cash flows can be found in our consolidated financial statements.

Debt Instruments, Guarantees and Related Covenants

      We maintain two revolving credit facilities with a consortium of banks providing borrowing capacity of up to $2,500.0 million as described in Note 3 to our consolidated financial statements. These credit facilities are available to provide credit support for issuances under our $1,500.0 million commercial paper program, as well as to provide back-up liquidity in the event any of our convertible bond issues are put back to us. We typically fund our daily borrowing needs by issuing commercial paper or by borrowing under our short-term uncommitted lines of credit. Occasionally, we may draw down on our revolving credit facilities. During 2005, we issued and redeemed $43.4 billion of commercial paper. The average term of the commercial paper was 3.0 days. As of December 31, 2005, we had no commercial paper or bank loans outstanding under these credit facilities. At December 31, 2005, we had short-term bank loans of $15.0 million outstanding, which are comprised of bank overdrafts by our international subsidiaries. These bank overdrafts are treated as unsecured loans pursuant to the subsidiaries' bank agreements.

      Our credit facilities contain financial covenants that restrict our ability to incur indebtedness as defined in the agreements. These financial covenants limit the ratio of total consolidated indebtedness to total consolidated EBITDA (for these purposes, EBITDA is defined as earnings before interest, taxes, depreciation and amortization) to no more than 3.0 times. In addition, they require us to maintain a minimum ratio of EBITDA to interest expense of at least 5.0 times. At December 31, 2005, we were in compliance with these covenants, as our ratio of debt to EBITDA was 1.6 times and our ratio of EBITDA to interest expense was 19.4 times.

      At December 31, 2005, we had a total of $2,339.3 million aggregate principal amount of convertible notes outstanding, including $847.0 million Liquid Yield Option Notes due 2031 ("2031 Notes"), which were issued in February 2001, $892.3 million Zero Coupon Zero Yield Convertible Notes due 2032 ("2032 Notes"), which were issued in March 2002 and $600.0 million Zero Coupon Zero Yield Convertible Notes dues 2033 ("2033 Notes"), which were issued in June 2003.

      The holders of our 2031 Notes have the right to cause us to repurchase up to the entire aggregate face amount of the notes then outstanding for par value in February of each year beginning in 2006. The holders of our 2032 Notes have the right to cause us to repurchase up to the entire aggregate face amount of the notes then outstanding for par value in August of each year. The holders of our 2033 Notes have the right to cause us to repurchase up to the entire aggregate face amount of the notes then outstanding for par value on June 15, 2006, 2008, 2010, 2013, 2018, 2023 and on each June 15 annually thereafter through June 15, 2032. The 2031 Notes, the 2032 Notes and the 2033 Notes are convertible, at specified ratios, only upon the occurrence of certain events, including: if our common shares trade above certain levels, if we effect extraordinary transactions or, in the case of the 2031 Notes and the 2032 Notes, if our long-term debt ratings are downgraded to BBB or lower by Standard & Poor's Ratings Service, or Baa3 or lower by Moody's Investors Service or in the case of the 2033 Notes, to BBB- or lower by S&P, and Ba1 or lower by Moody's. These events would not, however, result in an adjustment of the number of shares issuable upon conversion and would not accelerate the holder's right to cause us to repurchase the notes. For additional information about the terms of these notes, see Note 4 to our consolidated financial statements.

      On August 12, 2004, we paid $25.4 million to qualified noteholders of our 2032 Notes, equal to $27.50 per $1,000 principal amount of notes, as an incentive to the holders not to exercise their put right and to consent to an amendment to the indenture. This payment was being amortized over the 12-month period ended August 2005. Under the amendment, we will pay cash to noteholders for the initial principal amount of the notes surrendered for conversion. The remainder of the conversion value would be paid in cash or shares at our option. We have also amended the method by which we will pay contingent interest.

      On November 16, 2004, we paid $1.2 million to qualified noteholders of our 2033 Notes as an incentive to the holders to consent to an amendment to the indenture. At later dates in November and December 2004, we paid an additional $0.3 million to the remaining qualified noteholders. These payments are being amortized ratably through the next put date of June 2006. Under the amendment, we will pay cash to noteholders for the initial principal amount of the notes surrendered for conversion. The remainder of the conversion value would be paid in cash or shares at our option.

      On November 30, 2004, we paid $14.8 million to qualified noteholders of our 2031 Notes as an incentive to the holders not to exercise their February 2005 put right and to consent to an amendment to the indenture. This payment is being amortized ratably through the next put date in February 2006. Under the amendment, we will pay cash to noteholders for the initial principal amount of the notes surrendered for conversion. The remainder of the conversion value would be paid in cash or shares at our option. We also amended the method by which we will pay contingent interest.

      In June 2005, upon maturity, we redeemed our Euro-denominated bonds for $185.1 million. The bonds paid a fixed rate of 5.2% to maturity.

      On August 2, 2005, we paid $33.5 million to qualified noteholders of our 2032 Notes, equal to $37.50 per $1,000 principal amount of notes, as an incentive to the holders not to exercise their put right. This payment is being amortized over the 12-month period ending in August 2006.

      In February 2006, we paid $39.2 million to qualified noteholders of our 2031 Notes as an incentive to the holders not to exercise their February 2006 put right. This payment is being amortized ratably through the next put date in February 2007.

      Our outstanding debt and amounts available under these facilities as of December 31, 2005 (dollars in millions) were as follows:

                                                          Debt        Available
                                                       Outstanding     Credit
                                                       -----------    ---------
Bank loans (due in less than 1 year) ................   $   15.0            --
Commercial Paper issued under
  $2,100.0 Million Revolver -- due May 23, 2010 .....         --      $2,100.0
  $400.0 Million Facility -- due June 29, 2006 ......         --         400.0
Convertible notes -- due February 7, 2031 ...........      847.0            --
Convertible notes -- due July 31, 2032 ..............      892.3            --
Convertible notes -- due June 15, 2033 ..............      600.0            --
Other debt ..........................................       19.3            --
                                                        --------      --------
Total ...............................................   $2,373.6      $2,500.0
                                                        ========      ========

      Additional information about our indebtedness is included in Notes 3 and 4 to our consolidated financial statements.

7A. Quantitative and Qualitative Disclosures Regarding Market Risk

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

      While our agencies conduct business in more than 70 different currencies, our major non-U.S. currency markets are the European Monetary Union (EMU), the United Kingdom, Japan, Brazil and Canada. As an integral part of our treasury operations, we enter into short-term forward foreign exchange contracts which manage the foreign exchange risk of the intercompany cash movements between subsidiaries operating in different currency markets from that of our treasury centers from which they borrow or invest. In the limited number of instances where operating expenses and revenues are not denominated in the same currency, amounts are promptly settled or hedged in the foreign currency market with forward contracts. At December 31, 2005, we had forward foreign exchange contracts outstanding with an aggregate notional principal of $50.4 million mitigating the foreign exchange risk of these intercompany cash movements. The majority of the contracts were denominated in our major international market currencies with maturities ranging from 2 to 365 days with an average duration of less than 30 days.

      In addition to hedging intercompany cash movements, we enter into short-term forward foreign exchange contracts which hedge U.S. Dollar commercial paper issued by our London treasury center, whose functional currency is the British Pound. At December 31, 2005, we had no forward contracts outstanding relating to this activity as there was no commercial paper outstanding.

      Additionally, at December 31, 2005 we had cross-currency interest rate swaps in place with an aggregate notional principal amount of Euro 230.0 million
(Euro) maturing in 2010. At December 31, 2004, we had Japanese Yen-based interest rate swaps which matured during the second and third quarters of 2005 and were not replaced. See Note 12 to our consolidated financial statements for information about the fair value of each type of derivative instrument.

      The forward foreign exchange and swap contracts discussed above were entered into for the purpose of hedging certain specific currency risks. These risks are primarily the result of the temporary movement of money from one local market to another as part of our cash management program. As a result of these financial instruments, we reduced financial risk in exchange for foregoing any gain (reward) which might have occurred if the markets moved favorably. In using these contracts, we exchanged the risks of the financial markets for counterparty risk. To minimize counterparty risk, we only enter into these contracts with major well-known banks and financial institutions that have credit ratings equal to or better than our credit rating.

      These hedging activities are confined to risk management activities related to our international operations. We have established a centralized reporting system to evaluate the effects of changes in interest rates, currency exchange rates and other relevant market risks. We periodically determine the potential loss from market risk by performing a value-at-risk computation. Value-at-risk analysis is a statistical model that utilizes historic currency exchange and interest rate data to measure the potential impact on future earnings of our existing portfolio of derivative financial instruments. The value-at-risk analysis we performed on our December 31, 2005 portfolio of derivative financial instruments indicated that the risk of loss was immaterial. This overall system is designed to enable us to initiate remedial action, if appropriate.

      Debt Instruments: Our bank credit facilities mentioned above are available to provide credit support for issuances of commercial paper, as well as to provide back-up liquidity in the event any of our convertible bond issues are put back to us. We currently have a $400.0 million 364-day facility with a one-year term out option expiring on June 29, 2006 and a $2,100.0 million 5-year facility expiring on May 23, 2010. Accordingly, we have the ability to classify outstanding borrowings, if any, under these facilities as long-term debt.

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

      Our other long-term debt consists principally of convertible notes. The holders of these convertible notes have the right on specific dates to cause us to repurchase up to the aggregate face amount as previously discussed. We may offer the holders of our convertible notes a cash payment or other incentives to induce them not to put the convertible notes to us in advance of a put date. If we were to decide to pay a cash incentive, the amount of the incentive incurred would be based on a combination of market factors, principally short-term interest rates and our stock price.

      If the convertible notes are put back to us, our interest expense could increase. The extent, if any, of the increase in interest expense will depend on the portion of the amount repurchased that was refinanced, when we refinance, the type of instrument we use to refinance and the term of the instrument.

      The incentive payments made in 2004 and 2005 to qualified noteholders, as described above under "Debt Instruments, Guarantees and Related Covenants," are one method of keeping the convertible notes outstanding. If we are required to satisfy a put, based on our current financial condition and expectations, we expect to have sufficient available cash and unused credit commitments to fund any put, while still preserving ample capacity under these commitments to meet our cash requirements for the normal course of our business operations after the put event.

      Our credit commitments allow either the issuance of commercial paper or bank loans, and we would likely fund the put initially using some combination of these instruments. We would then evaluate all funding alternatives available to us to replenish our credit capacity and liquidity. We believe the funding alternatives would include substantially all forms of debt, equity and convertible instruments available to us by accessing the public or private capital markets. Our evaluation would likely include the expected cash flows from the normal course of our business operations and the credit capacity to fund additional potential puts on the remaining outstanding convertible notes.

      If we were to replace the convertible notes with another form of debt on a dollar-for-dollar basis, it would have no impact on either our debt to capital ratios or our debt to EBITDA ratio. If we were to replace our convertible notes with interest-bearing debt at prevailing rates, we do not expect any negative impact to our credit ratings. However, a potential increase in interest expense would negatively impact our coverage ratios, such as EBITDA to interest expense, if the replacement debt were at higher rates. Currently our coverage ratios applicable to our current rating levels are well above the thresholds. Based on present expectations of our future operating cash flows and expected access to debt and equity capital markets, we believe any increase in interest expense and reduction in coverage ratios would still place us comfortably above the coverage ratio requirements. Thus, we do not expect any negative impact on our credit ratings if the convertible notes are put to us.

8. Financial Statements and Supplementary Data

      Our financial statements and supplementary data are included at the end of this report beginning on page F-1. See the index appearing on the following pages of this report.

9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

9A. Controls and Procedures

      We have established and continue to maintain disclosure controls and procedures and internal control over financial reporting designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, our CEO and CFO concluded that as of December 31, 2005, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Annual Report on Form 10-K for the year ended December 31, 2005 is appropriate. Omnicom management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision of management and with the participation of our CEO, CFO and our agencies, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1987. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2005. KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management's assessment of Omnicom's internal control over financial reporting as of December 31, 2005, dated February 24, 2006. There have not been any changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

9B. Other Information

      None.

                                     PART IV

15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements:                                               Page
                                                                           ----
       Management Report on Internal Controls Over Financial Reporting..... F-1
       Report of Independent Registered Public Accounting Firm............. F-2
       Report of Independent Registered Public Accounting Firm............. F-3
       Consolidated Statements of Income for the Three Years Ended
         December 31, 2005................................................. F-4
       Consolidated Balance Sheets as of December 31, 2005 and 2004........ F-5
       Consolidated Statements of Shareholders' Equity for the
         Three Years Ended December 31, 2005............................... F-6
       Consolidated Statements of Cash Flows for the Three Years Ended
         December 31, 2005................................................. F-7
       Notes to Consolidated Financial Statements.......................... F-8
       Quarterly Results of Operations (Unaudited)......................... F-31
(a)(2) Financial Statement Schedules:
       Schedule II - Valuation and Qualifying Accounts (for the
         three years ended December 31, 2005).............................. S-1

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

         (ii) By-laws (Exhibit 3.2 to our 6-30-03 10-Q) and incorporated herein by reference (File No. 1-10551).

       4.1 Indenture, dated February 7, 2001, between JPMorgan Chase Manhattan Bank, as trustee, and us in connection with our issuance of $850,000,000 Liquid Yield Option Notes due 2031 (the "2031 Indenture") (Exhibit 4.1 to our Registration Statement on Form S-3 (Registration No. 333-55386) and incorporated herein by reference).

       4.2        Form of Liquid Yield Option Notes due 2031 (included in
                  Exhibit 4.1 above).

       4.3 First Supplemental Indenture to the 2031 Indenture, dated as of February 13, 2004, among us, Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank (Exhibit 4.3 to our Registration Statement on Form S-3 (Registration No. 112840) and incorporated herein by reference).

       4.4 Second Supplemental Indenture to the 2031 Indenture, dated November 4, 2004, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, to the 2031 Indenture, as amended by the First Supplemental Indenture to the 2031 Indenture, dated February 13, 2004 (Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the "9-30-04 10-Q") and incorporated herein by reference).

       4.5 Third Supplemental Indenture to the 2031 Indenture, dated November 30, 2004, among us, Omnicom Capital Inc., Omnicom Finance Inc., and JP Morgan Chase Bank, N.S., as trustee, to the 2031 Indenture, as amended by the First Supplemental Indenture to the 2031 Indenture dated February 13, 2004, and the Second Supplemental Indenture to the 2031 Supplemental Indenture dated November 4, 2004 (Exhibit 4.1 to the Form 8-K (Registration No. 1-10551) dated November 30, 2004 and incorporated herein by reference).

       4.6 Indenture, dated March 6, 2002, between JPMorgan Chase Bank as trustee and us in connection with our issuance of $900,000,000 Zero Coupon Zero Yield Convertible notes due 2032 (the "2032 Indenture") (Exhibit 4.6 to our Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

       4.7 Form of Zero Coupon Zero Yield Convertible Notes due 2032 (included in Exhibit 4.6 above).

       4.8 First Supplemental Indenture to the 2032 Indenture, dated as of February 13, 2004, among us, Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank (Exhibit 4.3 to our Registration Statement on Form S-3 (Registration No. 112841) and incorporated herein by reference).

       4.9 Second Supplemental Indenture to the 2032 Indenture, dated August 12, 2004, among us, Omnicom Capital Inc., Omnicom Finance Inc., and JPMorgan Chase Bank, as trustee, to the 2032 Indenture, as amended by the First Supplemental Indenture to the 2032 Indenture, dated February 13, 2004 (Exhibit 4.1 to our 9-30-04 10-Q and incorporated herein by reference).

       4.10 Third Supplemental Indenture to the 2032 Indenture, dated November 4, 2004, among us, Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, to the 2032 Indenture, as amended by the First Supplemental Indenture to the 2032 Indenture, dated as of February 13, 2004, and the Second Supplemental Indenture to the 2032 Indenture, dated August 12, 2004 (Exhibit 4.3 to our 9-30-04 10-Q and incorporated herein by reference).

       4.11 Indenture, dated as of June 30, 2003, between JPMorgan Chase Bank, as trustee, and us in connection with our issuance of $600,000,000 Zero Coupon Zero Yield Convertible Notes due 2033 (the "2033 Indenture") (Exhibit 4.1 to our Registration Statement on Form S-3 (Registration No. 333-108611) and incorporated herein by reference).

       4.12 Form of the Zero Coupon Zero Yield Convertible Notes due 2033 (included in Exhibit 4.11 above).

       4.13 First Supplemental Indenture, to the 2033 Indenture, dated as of November 5, 2003, among us, Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, (Exhibit 4.4 to our Registration Statement on Form S-3 (Registration No. 333-108611) and incorporated herein by reference).

       4.14 Second Supplemental Indenture to the 2033 Indenture, dated as of November 4, 2004, among us, Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, as amended by the First Supplemental Indenture to the 2033 Indenture, dated November 5, 2003 (Exhibit 4.4 to our 9-30-04 10-Q and incorporated herein by reference).

       4.15 Third Supplemental Indenture to the 2033 Indenture, dated November 10, 2004, among us, Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, to the 2033 Indenture, as amended by the First Supplemental Indenture to the 2033 Indenture, dated November 5, 2003, and the Second Supplemental Indenture to the 2033 Indenture dated November 4, 2004 (Exhibit 4.1 to the Form 8-K (Registration No. 1-10551) dated November 10, 2004 and incorporated herein by reference).

       10.1 Amended and Restated Five Year Credit Agreement (the "Agreement"), dated as of May 23, 2005, by and among Omnicom Finance Inc., Omnicom Capital Inc., Omnicom Finance PLC, Omnicom Group Inc., the banks, financial institutions and other institutional lenders and initial issuing banks listed on the signature pages of the Agreement, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as lead arrangers and book managers, ABN Amro Bank N.V., as syndication agent, JPMorgan Chase Bank, N.A. and HSBC Bank USA, N.V., as documentation agents and Citibank, N.A., as administrative agent for the lenders (Exhibit 10.2 to the Form 8-K dated May 26, 2005 (Registration No. 001-10551) and incorporated herein by reference).

       10.2 364-day Credit Agreement (the "Credit Agreement"), dated as of June 30, 2005, by and among Omnicom Group Inc., Omnicom Finance Inc., Omnicom Capital Inc., Omnicom Finance PLC, the lenders named in the Credit Agreement (the "Lenders"), Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as lead arrangers and book managers, ABN Amro Bank N.V., as syndication agent and JPMorgan Chase Bank N.A., Bank of America, N.A. and Balco Bilbao Vizcaya Argentaria, as documentation agents, and Citibank, N.A. as administrative agent for the Lenders (Exhibit 10.1 to the Form 8-K dated June 30, 2005 (Registration No. 001-10551) and incorporated herein by reference).

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

       10.8 Executive Salary Continuation Plan Agreement -- John Wren (Exhibit 10.7E to our 6-30-02 10-Q and incorporated herein by reference).

       10.9 Equity Incentive Plan (Exhibit 4.3 to our Registration Statement on Form S-8 dated August 18, 2003 (File No. 333-108063) and incorporated herein by reference).

       10.10 Executive Salary Continuation Plan Agreement -- Kenneth R. Kaess (Exhibit 10.3 to our 6-30-04 10-Q and incorporated herein by reference).

       10.11 Employment Agreement, dated as of April 22, 2005, among Omnicom Group Inc., TBWA Worldwide Inc. and Jean-Marie Dru (Exhibit 10.1 to the Form 8-K dated April 28, 2005 (Registration No. 001-10551) and incorporated herein by reference).

       10.12 Executive Salary Continuation Plan Agreement -- Jean-Marie Dru (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2005 (Registration No. 001-10551) (the "3-31-05 10-Q") and incorporated herein by reference).

       10.13 Executive Salary Continuation Plan Agreement -- Andrew Robertson (Exhibit 10.2 to the 3-31-05 10-Q and incorporated herein by reference).

       10.14 Executive Salary Continuation Plan Agreement -- Randall Weisenburger (Exhibit 10.3 to the 3-31-05 10-Q and incorporated herein by reference).

       10.15 Senior Management Incentive Plan (Exhibit 10.1 to the Form 8-K dated May 26, 2005 (Registration No. 001-10551) and incorporated herein by reference).

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

                                          OMNICOM GROUP INC.
February 24, 2006
                                          BY:  /S/ RANDALL J. WEISENBURGER
                                             --------------------------------
                                                   Randall J. Weisenburger
                                                 Executive Vice President and
                                                   Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                      Title                       Date
          ---------                      -----                       ----
    /s/ BRUCE CRAWFORD            Chairman and Director       February 24, 2006
-----------------------------
     (Bruce Crawford)

     /s/ JOHN D. WREN            Chief Executive Officer      February 24, 2006
-----------------------------         and President
      (John D. Wren)                  and Director

/s/ RANDALL J. WEISENBURGER     Executive Vice President      February 24, 2006
-----------------------------    and Chief Financial
 (Randall J. Weisenburger)             Officer

 /s/ PHILIP J. ANGELASTRO         Senior Vice President       February 24, 2006
-----------------------------    Finance and Controller
  (Philip J. Angelastro)         (Principal Accounting
                                       Officer)

 /s/ ROBERT CHARLES CLARK               Director              February 24, 2006
-----------------------------
  (Robert Charles Clark)

/s/ LEONARD S. COLEMAN, JR.             Director              February 24, 2006
-----------------------------
 (Leonard S. Coleman, Jr.)

     /s/ ERROL M. COOK                  Director              February 24, 2006
-----------------------------
      (Errol M. Cook)

   /s/ SUSAN S. DENISON                 Director              February 24, 2006
-----------------------------
    (Susan S. Denison)

  /s/ MICHAEL A. HENNING                Director              February 24, 2006
-----------------------------
   (Michael A. Henning)

    /s/ JOHN R. MURPHY                  Director              February 24, 2006
-----------------------------
     (John R. Murphy)

    /s/ JOHN R. PURCELL                 Director              February 24, 2006
-----------------------------
     (John R. Purcell)

  /s/ LINDA JOHNSON RICE                Director              February 24, 2006
-----------------------------
   (Linda Johnson Rice)

    /s/ GARY L. ROUBOS                  Director              February 24, 2006
-----------------------------
     (Gary L. Roubos)

         MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Management is responsible for the preparation of Omnicom's consolidated financial statements and related information. Management uses its best judgment to ensure that the consolidated financial statements present fairly, in all material respects, Omnicom's consolidated financial position and results of operations in conformity with U.S. generally accepted accounting principles.

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

      Omnicom management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision of management and with the participation of our CEO, CFO and our agencies, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1987. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management's assessment of Omnicom's internal control over financial reporting as of December 31, 2005 and 2004, dated February 24, 2006 and March 11, 2005, respectively.

      There have not been any changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected or are reasonably likely to affect our internal control over financial reporting.

      The Board of Directors of Omnicom has an Audit Committee comprised of four non-management directors. The Committee meets periodically with financial management, Internal Audit and the independent auditors to review accounting, control, audit and financial reporting matters.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Omnicom Group Inc.:

      We have audited the accompanying consolidated balance sheets of Omnicom Group Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omnicom Group Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule on page S-1, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Omnicom Group Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

      As discussed in Note 13 to the consolidated financial statements, Omnicom Group Inc. adopted SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," an amendment of SFAS No. 123 in 2004.

                                                                    /s/ KPMG LLP

New York, New York
February 24, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Omnicom Group Inc.:

      We have audited management's assessment, included in the accompanying management report on internal control over financial reporting, that Omnicom Group Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Omnicom Group Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

      In our opinion, management's assessment that Omnicom Group Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Omnicom Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omnicom Group Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 24, 2006 expressed an unqualified opinion on those consolidated financial statements.

                                                                    /s/ KPMG LLP

New York, New York
February 24, 2006

                       OMNICOM GROUP INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                 Years Ended December 31,
                                                                       (Dollars in millions, except per share data)
                                                                   ---------------------------------------------------
                                                                      2005                 2004                 2003
                                                                   ---------             --------             --------
REVENUE ...................................................        $10,481.1             $9,747.2             $8,621.4

OPERATING EXPENSES:
   Salary and service costs ...............................          7,412.9              6,846.8              5,911.8
   Office and general expenses ............................          1,728.4              1,685.0              1,617.7
                                                                   ---------             --------             --------
                                                                     9,141.3              8,531.8              7,529.5
                                                                   ---------             --------             --------

OPERATING PROFIT ..........................................          1,339.8              1,215.4              1,091.9

NET INTEREST EXPENSE:
   Interest expense .......................................             78.0                 51.1                 57.9
   Interest income ........................................            (18.8)               (14.5)               (15.1)
                                                                   ---------             --------             --------
                                                                        59.2                 36.6                 42.8
                                                                   ---------             --------             --------

INCOME BEFORE INCOME TAXES ................................          1,280.6              1,178.8              1,049.1

INCOME TAXES ..............................................            435.3                396.3                353.0
                                                                   ---------             --------             --------

INCOME AFTER INCOME TAXES .................................            845.3                782.5                696.1

EQUITY IN EARNINGS OF AFFILIATES ..........................             27.6                 17.1                 15.1

MINORITY INTERESTS ........................................            (82.2)               (76.1)               (80.2)
                                                                   ---------             --------             --------

NET INCOME ................................................        $   790.7             $  723.5             $  631.0
                                                                   =========             ========             ========

NET INCOME PER COMMON SHARE:
   Basic ..................................................        $    4.38            $    3.90            $    3.37
   Diluted ................................................        $    4.36            $    3.88            $    3.37

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                             December 31,
                                                                                         (Dollars in millions,
                                                                                        except per share data)
                                                                                       -------------------------
                                                                                         2005            2004
                                                                                       ---------       ---------
                                                             A S S E T S
CURRENT ASSETS:
   Cash and cash equivalents...................................................        $   835.8       $ 1,165.6
   Short-term investments at market, which approximates cost...................            374.1           574.0
   Accounts receivable, net of allowance for doubtful accounts
      of $53.9 and $67.8.......................................................          5,366.1         4,916.7
   Billable production orders in process, at cost..............................            542.0           536.6
   Prepaid expenses and other current assets...................................            849.4           902.2
                                                                                       ---------       ---------
      Total Current Assets.....................................................          7,967.4         8,095.1
                                                                                       ---------       ---------
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
   at cost, less accumulated depreciation and amortization
   of $873.1 and $909.8........................................................            608.7           636.4
INVESTMENTS IN AFFILIATES......................................................            182.4           162.9
GOODWILL.......................................................................          6,493.1         6,411.4
INTANGIBLE ASSETS, net of accumulated amortization of
   $176.3 and $164.7...........................................................            121.4           110.0
DEFERRED TAX BENEFITS..........................................................            309.8           303.4
OTHER ASSETS...................................................................            237.1           283.2
                                                                                       ---------       ---------
   TOTAL ASSETS................................................................        $15,919.9       $16,002.4
                                                                                       =========       =========

                              L I A B I L I T I E S   A N D   S H A R E H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES:
   Accounts payable............................................................        $ 6,218.9       $ 6,011.5
   Advance billings............................................................            908.7           874.0
   Current portion of long-term debt...........................................              1.1           209.2
   Bank loans..................................................................             15.0            17.5
   Accrued taxes...............................................................            196.3           217.0
   Other liabilities...........................................................          1,360.3         1,414.7
                                                                                       ---------       ---------
      Total Current Liabilities................................................          8,700.3         8,743.9
                                                                                       ---------       ---------
LONG-TERM DEBT.................................................................             18.2            19.1
CONVERTIBLE NOTES..............................................................          2,339.3         2,339.3
DEFERRED COMPENSATION AND OTHER LIABILITIES....................................            298.4           309.1
LONG TERM DEFERRED TAX LIABILITY...............................................            442.7           317.4
MINORITY INTERESTS.............................................................            173.0           194.9
COMMITMENTS AND CONTINGENT LIABILITIES (SEE NOTE 10)
SHAREHOLDERS' EQUITY
   Preferred stock, $1.00 par value, 7,500,000 shares authorized, none issued
   Common stock, $0.15 par value, 1,000,000,000 shares authorized,
      198,629,712 and 198,636,936 shares issued and outstanding................             29.8            29.8
   Additional paid-in capital..................................................          1,822.2         1,824.5
   Retained earnings...........................................................          3,599.0         2,975.4
   Unamortized stock-based compensation........................................           (147.1)         (178.9)
   Accumulated other comprehensive income......................................             59.8           268.5
   Treasury stock, at cost, 20,335,445 and 11,561,622 shares...................         (1,415.7)         (840.6)
                                                                                       ---------       ---------
   Total Shareholders' Equity..................................................          3,948.0         4,078.7
                                                                                       ---------       ---------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................................        $15,919.9       $16,002.4
                                                                                       =========       =========

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       Three Years Ended December 31, 2005
                              (Dollars in millions)


                                                        Common Stock            Additional
                                Comprehensive    -------------------------       Paid-in       Retained
                                   Income          Shares        Par Value       Capital       Earnings
                                   ------        -----------     ---------       -------       --------
Balance December 31, 2002.....                   198,600,891        $29.8        $1,864.9      $1,937.9
Comprehensive Income:
   Net Income.................      $631.0                                                        631.0
   Translation adjustments,
     net of taxes of $142.1...       263.9
                                    ------
Comprehensive income..........       894.9
                                    ======
Dividends Declared............                                                                   (149.8)
Amortization of stock-based
   compensation...............
Shares transactions under
   employee stock plans.......                                                      (35.6)
Shares issued for acquisitions                        79,940                          4.9
Purchase of treasury shares...
Cancellation of shares........                       (16,915)                        (2.2)
                                                 -----------        -----        --------      --------
Balance December 31, 2003.....                   198,663,916         29.8         1,832.0       2,419.1
Comprehensive Income:
   Net Income.................       723.5                                                        723.5
   Translation adjustments,
     net of taxes of $85.5....       158.8
                                    ------
Comprehensive income..........       882.3
                                    ======
Dividends Declared............                                                                   (167.2)
Amortization of stock-based
   compensation...............
Shares transactions under
   employee stock plans.......                                                       (6.1)
Shares issued for acquisitions                                                        0.5
Purchase of treasury shares...
Cancellation of shares........                       (26,980)                        (1.9)
                                                 -----------        -----        --------      --------
Balance December 31, 2004.....                   198,636,936         29.8         1,824.5       2,975.4
Comprehensive Income:
   Net Income.................       790.7                                                        790.7
   Translation adjustments,
     net of  tax benefit of
     $(112.4).................      (208.7)
                                    ------
Comprehensive income..........      $582.0
                                    ======
Dividends Declared............                                                                   (167.1)
Amortization of stock-based
   compensation...............
Shares transactions under
   employee stock plans.......                                                       (1.7)
Shares issued for acquisitions
Purchase of treasury shares...
Cancellation of shares........                        (7,224)                        (0.6)
                                                 -----------        -----        --------      --------
Balance December 31, 2005.....                   198,629,712        $29.8        $1,822.2      $3,599.0
                                                 ===========        =====        ========      ========


                                     Unamortized     Accumulated
                                        Stock           Other                         Total
                                        Based       Comprehensive    Treasury     Shareholders'
                                    Compensation    (Loss) Income      Stock         Equity
                                    ------------    -------------      -----         ------
Balance December 31, 2002.....          $(292.3)       $(154.2)      $  (704.8)      $2,681.3
Comprehensive Income:
   Net Income.................                                                          631.0
   Translation adjustments,
     net of taxes of $142.1...                           263.9                          263.9
Comprehensive income..........
Dividends Declared............                                                         (149.8)
Amortization of stock-based
   compensation...............            133.1                                         133.1
Shares transactions under
   employee stock plans.......            (57.2)                         146.0           53.2
Shares issued for acquisitions                                            11.3           16.2
Purchase of treasury shares...                                           (25.9)         (25.9)
Cancellation of shares........                                             2.2             --
                                        -------        -------       ---------       --------
Balance December 31, 2003.....           (216.4)         109.7          (571.2)       3,603.0
Comprehensive Income:
   Net Income.................                                                          723.5
   Translation adjustments,
     net of taxes of $85.5....                           158.8                          158.8
Comprehensive income..........
Dividends Declared............                                                         (167.2)
Amortization of stock-based
   compensation...............            117.2                                         117.2
Shares transactions under
   employee stock plans.......            (79.7)                         170.7           84.9
Shares issued for acquisitions                                             4.5            5.0
Purchase of treasury shares...                                          (446.5)        (446.5)
Cancellation of shares........                                             1.9             --
                                        -------        -------       ---------       --------
Balance December 31, 2004.....           (178.9)         268.5          (840.6)       4,078.7
Comprehensive Income:
   Net Income.................                                                          790.7
   Translation adjustments,
     net of  tax benefit of
     $(112.4).................                          (208.7)                        (208.7)
Comprehensive income..........
Dividends Declared............                                                         (167.1)
Amortization of stock-based
   compensation...............             87.0                                          87.0
Shares transactions under
   employee stock plans.......            (55.2)                         147.1           90.2
Shares issued for acquisitions                                             9.0            9.0
Purchase of treasury shares...                                          (731.8)        (731.8)
Cancellation of shares........                                             0.6             --
                                        -------        -------       ---------       --------
Balance December 31, 2005.....          $(147.1)       $  59.8       $(1,415.7)      $3,948.0
                                        =======        =======       =========       ========

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Years Ended December 31,
                                                                                   (Dollars in Millions)
                                                                           ------------------------------------
                                                                             2005          2004          2003
                                                                           --------      --------      --------
Cash Flows from Operating Activities:
Net income............................................................     $  790.7      $  723.5      $  631.0
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization of tangible assets..............        137.6         130.4         124.4
        Amortization of intangible assets.............................         37.6          41.7          36.5
        Minority interests............................................         82.2          76.1          80.2
        Earnings of affiliates less than (in excess of)
          dividends received..........................................        (11.3)         (3.2)          0.8
        Net gain on investment activity...............................         (7.2)        (13.1)           --
        Tax benefit on employee stock plans...........................         15.8          26.2          15.7
        Provisions for losses on accounts receivable..................         10.0          19.3          12.9
        Amortization of stock-based compensation......................         87.0         117.2         133.1
        Changes in assets and liabilities providing (requiring)
          cash, net of acquisitions:
        (Increase) decrease in accounts receivable....................       (723.0)       (219.1)       (207.7)
        (Increase) decrease in billable production orders in process..        (22.5)        (83.6)        (49.5)
        (Increase) decrease in prepaid expenses and other
          current assets..............................................        (60.4)       (113.1)       (116.8)
        Net change in other assets and liabilities....................         59.7          86.8         (50.6)
        Increase (decrease) in advanced billings......................         66.6          73.7          91.8
        Net increase (decrease) in accrued and deferred taxes.........        100.2         108.7          23.2
        Increase in accounts payable..................................        428.2         316.1         329.2
                                                                           --------      --------      --------
Net Cash Provided by Operating Activities.............................        991.2       1,287.6       1,054.2
                                                                           --------      --------      --------
Cash Flows from Investing Activities:
   Capital expenditures...............................................       (162.7)       (159.7)       (141.1)
   Payment for purchases of equity interests in
      subsidiaries and affiliates, net of cash acquired...............       (297.9)       (316.0)       (410.0)
   Purchases of long-term investments.................................           --         (24.5)           --
   Purchases of short-term investments................................     (1,114.5)     (1,431.2)       (301.9)
   Proceeds from sale of businesses...................................         29.3            --            --
   Proceeds from sales of short-term investments......................      1,383.5       1,172.5          39.0
                                                                           --------      --------      --------
Net Cash Used in Investing Activities.................................       (162.3)       (758.9)       (814.0)
                                                                           --------      --------      --------
Cash Flows from Financing Activities:
   Net decrease in short-term borrowings..............................         (1.9)        (25.5)        (15.6)
   Proceeds from issuance of debt.....................................          0.9           8.3         796.3
   Repayments of principal of long-term debt obligations..............       (188.4)        (15.3)       (234.1)
   Dividends paid.....................................................       (164.0)       (163.1)       (149.3)
   Purchase of treasury shares........................................       (731.8)       (446.5)        (25.9)
   Other, net.........................................................        (31.6)         (7.9)        (16.8)
                                                                           --------      --------      --------
Net Cash (Used in ) Provided by Financing Activities..................     (1,116.8)       (650.0)        354.6
                                                                           --------      --------      --------
   Effect of exchange rate changes on cash and cash equivalents.......        (41.9)         43.4         (18.3)
                                                                           --------      --------      --------
Net (Decrease) Increase in Cash and Cash Equivalents..................       (329.8)        (77.9)        576.5
Cash and Cash Equivalents at Beginning of Year........................      1,165.6       1,243.5         667.0
                                                                           --------      --------      --------
Cash and Cash Equivalents at End of Year..............................     $  835.8      $1,165.6      $1,243.5
                                                                           ========      ========      ========
Supplemental Disclosures:
   Income taxes paid..................................................     $  305.8      $  267.1      $  344.0
   Interest paid......................................................     $   67.8      $   44.6      $   56.9


     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

      Basis and Presentation. The accompanying consolidated financial statements include the accounts of Omnicom Group Inc. and its domestic and international subsidiaries and are prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP"). Intercompany balances and transactions have been eliminated.

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

      Our revenue recognition policies are in compliance with the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") 101, Revenue and Recognition in Financial Statements ("SAB 101") as updated by SAB 104, Revenue Recognition ("SAB 104"). SAB 101 and SAB 104 summarize certain views of the SEC staff in applying generally accepted accounting principles to revenue recognition in financial statements. In July 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") released Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent ("EITF 99-19"). This Issue summarized the EITF's views on when revenue should be recorded at the gross amount billed because revenue has been earned from the sale of goods or services, or the net amount retained because revenue has been earned from a fee or commission. Additionally, in January 2002, the EITF released Issue 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred ("EITF 01-14"). EITF 01-14 summarized the EITF's views on when out-of-pocket expenses should be characterized as revenue. Our revenue recognition policies are in compliance with SAB 101, SAB 104, EITF 99-19 and EITF 01-14. In the majority of our businesses, we act as an agent and record revenue equal to the net amount retained, when the fee or commission is earned.

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

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Cost-Based Investments. Cost-based long-term investments are primarily comprised of preferred equity interests in non-public marketing and corporate communications services companies where we do not exercise significant influence over the operating and financial policies of the investee. These minority interests are accounted for under the cost method and are included in other assets in our balance sheet. These investments are periodically evaluated to determine if there has been other than temporary declines below carrying value. A variety of factors are considered when determining if a decline in fair value below carrying value is other than temporary, including, among others, the financial condition and prospects of the investee, as well as our investment intent.

      Equity Method Investments. The equity method is used to account for investments in entities in which we have an ownership of less than 50% and have significant influence over the operating and financial policies of the affiliate. The excess of the cost of our ownership interest in the stock of those affiliates over our share of the fair value of their net assets at the acquisition date is recognized as goodwill and included in the carrying amount of our investment. Subsequent to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), equity method goodwill is not amortized. We periodically evaluate these investments to determine if there has been other than temporary declines below carrying value. A variety of factors are considered when determining if a decline in fair value below carrying value is other than temporary, including, among others, the financial condition and prospects of the investee, as well as our investment intent.

      Treasury Stock. We account for treasury share purchases at cost. The reissuance of treasury shares is accounted for at the average cost. Gains or losses on the reissuance of treasury shares are accounted for as additional paid-in capital and do not affect our reported results of operations.

      Foreign Currency Translation. Our financial statements were prepared in accordance with the requirements of SFAS No. 52, Foreign Currency Translation ("SFAS 52"). All of our foreign subsidiaries use their local currency as their functional currency in accordance with SFAS 52. Accordingly, the currency impacts of the translation of the balance sheets of our foreign subsidiaries to U.S. Dollar statements are included as translation adjustments in other accumulated comprehensive income. The income statements of foreign subsidiaries are translated at average exchange rates for the year. Net foreign currency transaction gains included in pre-tax income were $0.1 million in 2005, $2.6 million in 2004 and $4.7 million in 2003.

      Earnings Per Common Share. Basic earnings per share is based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents which include outstanding options and restricted shares. For purposes of computing diluted earnings per share for the years ended December 31, 2005, 2004 and 2003, respectively, 1,404,800 shares, 863,200 shares and
297,900 shares were assumed to have been outstanding related to common share equivalents. For the years ended December 31, 2005, 2004 and 2003, respectively, 4,621,300 shares, 10,295,800 shares and 10,444,300 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the stock options were greater than or equal to the average price of our common stock and therefore their inclusion would have been anti-dilutive. Additionally, the assumed increase in net income related to the after tax compensation expense related to dividends on restricted shares used in the computations was $1.1 million, $1.3 million and $1.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. The number of shares used in the computations were as follows:

                                           2005           2004           2003
                                       -----------    -----------    -----------
    Basic EPS computation ..........   180,373,000    185,724,200    187,258,200
    Diluted EPS computation ........   181,777,800    186,587,400    187,556,100

      We adopted EITF No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share on December 31, 2004. The adoption did not impact our historical results or our December 31, 2004 quarter-to-date and full-year diluted earnings per share because we amended the indentures of our Convertible Notes due 2031, 2032 and 2033 prior to December 31, 2004. The amendments require us, upon conversion, to settle the principal amount of the Convertible Notes in cash and any accretion in cash or shares of our common

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock at our option. For additional information, see Note 4 to these consolidated financial statements. The amendments made the notes compliant with EITF 90-19, Convertible Bonds with Issuer Options to Settle for Cash Upon Conversion, "Instrument C" treatment. Compliance with "Instrument C" treatment did not result in additional dilution to our Diluted EPS because our weighted average share price was less than the conversion price of the Convertible Notes for all of the periods set forth above. In accordance with the transition provisions of EITF 04-8, it is assumed that "Instrument C" treatment occurred at the beginning of the first period presented.

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

      Goodwill and Other Intangibles Assets. In accordance with SFAS 142, goodwill acquired resulting from a business combination is not amortized, but is periodically tested for impairment. Additionally, in accordance with SFAS No. 141, Business Combinations ("SFAS 141"), we allocate the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values including other identifiable intangible assets, as applicable, primarily customer relationships and trade names. See Note 2 for information about our acquisitions.

      Under SFAS 142, we no longer amortize goodwill and intangible assets with indefinite lives and we are required to perform an annual impairment test on goodwill balances and intangible assets with indefinite lives. In performing the impairment test, SFAS 142 requires that we identify the components of our operating segments that are reporting units and their respective carrying value, estimate the fair value of the reporting units and compare the fair value to the carrying value of the reporting units to determine if there is a potential impairment. If there is a potential impairment, SFAS 142 requires that additional analysis be performed to determine the amount of the impairment, if any, to be recorded.

      In accordance with paragraph 30 of SFAS 142, we identified our regional reporting units as components of our operating segments, which are our five agency networks. During 2005, we completed the reorganization of our operating segments and the formation of a fifth agency network. Specifically identifiable assets and liabilities were transferred to the fifth agency network from our other four agency networks in accordance with paragraphs 32 and 33 and as required by paragraph 36 of SFAS 142. In addition, we reassigned goodwill from our other four agency networks utilizing the relative fair value approach in accordance with paragraph 36 of SFAS 142.

      The regional reporting units of each agency network are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our client-centric strategy for delivering services to clients in their regions. We then concluded that for each of our operating segments, their regional reporting units had similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in paragraph 17 of SFAS No.131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), and the guidance set forth in EITF D-101: Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142. Consistent with the

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fundamentals of our business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics, as the main economic components of each agency are the salary and service costs associated with providing professional services, the office and general costs associated with office space and occupancy, and the provision of technology requirements which are generally limited to personal computers, servers and off-the-shelf software. Finally, the expected benefits of our acquisitions are typically shared across multiple agencies and regions as they work together to integrate the acquired agency into our client service strategy.

      We perform our impairment test during the second quarter of each year. In determining the fair value of our operating segments, we perform a discounted cash flow analysis assuming they could be sold in a nontaxable transaction between willing parties. Additionally, to supplement our analysis of fair value, when available and appropriate, we use comparative market multiples and we consider similar and recent transactions. When comparing the fair value of our operating segments to their carrying value, we include deferred taxes in the carrying value of each of our reporting units. We have concluded, for each year presented in the financial statements, that our goodwill was not impaired. We plan to continue to perform our impairment test during the second quarter of each year unless certain events, as defined in SFAS 142, trigger the need for an earlier evaluation for impairment.

      Deferred Taxes. Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of our assets and liabilities. Deferred tax assets result principally from recording certain expenses in the financial statements which are not currently deductible for tax purposes, including employee stock-based compensation expense and from differences between the tax and book basis of assets and liabilities recorded in connection with acquisitions. Deferred tax liabilities result principally from expenses arising from financial instruments which are currently deductible for tax purposes but have not been expensed in the financial statements and, basis differences arising from tangible and deductible intangible assets, as well as, investments and capital transactions.

      Employee Stock Options. Stock options are accounted for in accordance with SFAS No. 123, Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123 ("SFAS 148"). We elected, effective January 1, 2004, to account for stock-based employee compensation using the fair value method. In determining the fair value of certain stock based compensation awards, we use certain estimates and assumptions such as expected life, rate of risk free interest, volatility and dividend yield. As a result of our adoption of SFAS 123 as amended by SFAS 148, the fair value of stock-based employee compensation was recorded as an expense in the current and prior years. Accordingly, our results for years prior to 2004 have been restated as if we had used the fair value method to account for stock-based employee compensation in the prior years. Pre-tax stock-based employee compensation expense for the years ended December 31, 2005, 2004 and 2003, was $87.0 million, $117.2 million and $133.1 million, respectively. Information about our specific awards and stock plans can be found in Note 7.

      In December 2004, the FASB issued SFAS No. 123 (Revised 2004) -- Share-Based Payment ("SFAS 123R") which is effective for the next fiscal year beginning after June 15, 2005 and generally applies to grants made after adoption. We plan to adopt SFAS 123R effective January 1, 2006. SFAS 123R revises certain requirements of FASB Statement No. 123, Accounting for Stock-Based Compensation. We do not expect these changes to have a material impact on our consolidated results of operations or financial position.

      The changes that will have an effect on our financial statements subsequent to our adoption of SFAS 123R include the requirement to record compensation expense net of an estimate for awards that are expected to be forfeited. We currently reduce compensation expense only when the forfeiture actually occurs. Upon adoption of SFAS 123R, we will apply our estimate of awards to be forfeited to the compensation expense related to all unvested awards outstanding at January 1, 2006 and record a corresponding adjustment on an after-tax basis to our income statement to reflect the cumulative effect of this change in accounting principle. Currently, we estimate that the adjustment to be made in the first quarter of 2006 will not have a material effect on our results of operations and financial condition.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      SFAS 123R also requires that new awards issued to individuals that are, or will become, retirement eligible during the vesting period of the award be expensed over the lesser of the period from the date of grant through the retirement-eligible date or the vesting date. This differs from our policy for awards which were issued prior to adoption of SFAS 123R with retirement eligibility provisions. For those awards we recognized compensation expense over the vesting period and we accelerated compensation expense upon the triggering of a retirement event. Beginning in 2006, $19.5 million of pre-tax stock-based employee compensation expense will be reported in future periods relating to awards that were issued prior to adoption of SFAS 123R and that included retirement eligibility provisions and were issued to individuals that were retirement eligible at December 31, 2005.

      SFAS 123R provides transition alternatives with respect to calculating the pool of windfall tax benefits within our additional paid-in capital (the APIC
Pool) that are available on the adoption date to offset potential future shortfalls. The APIC Pool results from the amount by which our prior year tax deductions for stock-based compensation exceed the cumulative book compensation cost recognized in our financial statements. We expect to adopt the short-cut method as prescribed by FASB Statement of Position 123R-3 to calculate the APIC Pool. Upon completion of the required calculations, we expect our APIC Pool will approximate our deferred tax asset related to stock-based compensation.

      Lastly, SFAS 123R requires that the benefits associated with the tax deductions in excess of recognized stock-based employee compensation cost be reported as a financing cash flow, rather than as an operating cash flow as currently required. In periods after the effective date, this presentation will reduce net cash provided by operating activities and increase net cash provided by financing activities. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options and when restricted stock vests. However, the amount of operating cash flows recognized in prior periods for such additional tax deductions, as shown in our Consolidated Statements of Cash Flows, were $15.8 million, $26.2 million and $15.7 million for 2005, 2004, and 2003, respectively.

      The table below presents a reconciliation of net income and earnings per share, as reported, to the restated results for the years ended December 31, 2003.

                                                  (Dollars in millions, except per share amounts)
                                                  -----------------------------------------------
                                                                   Earnings Per Common Share
                                                                   -------------------------
                                                       Net Income      Basic       Diluted
                                                       ----------      -----       -------
As reported, year ended December 31, 2003 .......        $675.9        $3.61        $3.59
Less fair value of stock options issued,
  net of taxes ..................................          44.9         0.24         0.22
                                                         ------        -----        -----
Restated, year ended December 31, 2003 ..........        $631.0        $3.37        $3.37
                                                         ======        =====        =====

      Cash Flows. Our cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase.

      Concentration of Credit Risk. We provide marketing and corporate communications services to thousands of clients who operate in nearly every industry sector. We grant credit to qualified clients in the ordinary course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 4.0% of our 2005 consolidated revenue and no other client accounted for more than 2.9% of our 2005 consolidated revenue.

      Derivative Financial Instruments. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.

      Our derivative financial instruments consist principally of forward foreign exchange contracts and cross-currency interest rate swaps. For derivative financial instruments to qualify for hedge accounting the following criteria must be met: (1) the hedging instrument must be designated as a hedge;
(2) the hedged

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exposure must be specifically identifiable and expose us to risk; and (3) it must be highly probable that a change in fair value of the derivative financial instrument and an opposite change in the fair value of the hedged exposure will have a high degree of correlation.

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

      The majority of our activity relates to forward foreign exchange contracts. We execute these contracts in the same currency as the related exposure, whereby 100% correlation is achieved based on spot rates. Gains and losses on derivative financial instruments which are hedges of foreign currency assets or liabilities are recorded at market value and changes in market value are recognized in the statement of income in the current period. Gains and losses on derivative financial instruments which are hedges of net investments, are recorded to accumulated comprehensive income as translation adjustments to the extent of change in the spot exchange rate. The remaining difference is recorded in the statement of income in the current period.

      Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassifications. Certain prior year amounts have been reclassified to conform to the 2005 presentation.

2. Acquisitions

      During 2005, we completed fifteen acquisitions of new subsidiaries and made additional investments in companies in which we already had an ownership interest. In addition, we made contingent purchase price payments related to acquisitions completed in prior years. The aggregate cost of these transactions, including cash payments and the assumption of liabilities in 2005 was as follows (dollars in millions):

      New and existing subsidiaries................................      $122.2
      Contingent purchase price payments...........................       205.0
                                                                         ------
                                                                         $327.2
                                                                         ======

      Valuations of these acquired companies were based on a number of factors, including specialized know-how, reputation, geographic coverage, competitive position and service offerings. Our acquisition strategy has been focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of our various strategic business platforms through the expansion of their geographic area and/or their service capabilities to better serve our clients. Consistent with our acquisition strategy and past practice, most acquisitions completed in 2005 included an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. These contingent purchase price obligations are accrued when the contingency is resolved and payment is certain.

      For each of our acquisitions, we undertake a detailed review to identify other intangible assets and a valuation is performed for all such assets identified. Like most service businesses, a substantial portion of the intangible asset value that we acquire is the specialized know-how of the workforce, which is treated as part of goodwill and is not required to be valued separately by SFAS 141. The majority of the value of the identifiable intangible assets that we acquire is derived from customer relationships and the related customer contracts. In

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

executing our acquisition strategy, one of the primary drivers in identifying and executing a specific transaction is the existence of, or the ability to, expand our existing client relationships. The expected benefits of our acquisitions are typically shared across multiple agencies and regions.

      As of December 31, 2005 and 2004, the components of our intangible assets were as follows:

                                                                (Dollars in millions)
                                      -------------------------------------------------------------------------
                                                     2005                                   2004
                                      ----------------------------------    -----------------------------------
                                        Gross                     Net         Gross                       Net
                                      Carrying    Accumulated  Carrying     Carrying     Accumulated   Carrying
                                        Value    Amortization    Value        Value     Amortization     Value
                                        -----    ------------    -----        -----     ------------     -----
Intangible assets subject to
  SFAS 142 impairment tests:
Goodwill ...........................   $7,061.6     $568.5      $6,493.1     $7,016.8       $605.4     $6,411.4

Other identifiable intangible assets
  subject to amortization:
Purchased and internally
  developed software ...............      204.8      146.1          58.7        212.2        142.8         69.4
Customer related and other .........       92.9       30.2          62.7         62.5         21.9         40.6
                                       --------     ------      --------     --------       ------     --------
Total ..............................   $  297.7     $176.3      $  121.4     $  274.7       $164.7     $  110.0
                                       ========     ======      ========     ========       ======     ========

      The other identifiable intangible assets are amortized on a straight-line basis ranging from 5 to 10 years.

      During the first quarter of 2005, we sold a majority-owned business located in Australia and New Zealand and disposed of a non-strategic business located in the United States. The proceeds received from these transactions was $29.3 million and resulted in a pre-tax net gain of $6.9 million. Due to an unusually high book tax rate caused by the non-deductibility of goodwill, the book tax cost of the transactions was $6.1 million. After deducting minority interest expense, the impact of these transactions increased net income for the year ended December 31, 2005 by $0.4 million.

3. Bank Loans and Lines of Credit

      Bank loans of $15.0 million and $17.5 million at December 31, 2005 and 2004, respectively, are primarily comprised of the bank overdrafts of our international subsidiaries. These loans are treated as unsecured loans pursuant to our bank agreements. The weighted average interest rate on these bank loans as of December 31, 2005 and 2004 was 8.5% and 5.6%, respectively.

      At December 31, 2005 and 2004, we had committed and uncommitted lines of credit aggregating $2,848.7 million and $2,401.9 million, respectively. The unused portion of these credit lines was $2,833.7 million and $2,384.4 million at December 31, 2005 and 2004, respectively. The lines of credit, including the credit facilities discussed below, are generally extended to us on terms that the banks grant to borrowers with credit ratings similar to ours.

      On May 23, 2005, we amended and extended our existing revolving credit facilities with a consortium of banks, resulting in a five-year $2,100.0 million revolving credit facility which matures May 23, 2010. On June 30, 2005, we entered into a new $400.0 million 364-day revolving credit facility with a maturity date of June 29, 2006. The five-year facility amended our previous five-year $1,500.0 million facility. The new 364-day revolving credit facility replaced our 364-day facility that expired on May 24, 2005. The new 364-day facility includes a provision that allows us to convert all amounts outstanding at expiration of the facility into a one-year term loan.

      The bank consortium for our five-year and 364-day bank facilities consists of 27 banks. Citibank N.A. acts as administrative agent, ABN Amro acts as syndication agent and JPMorgan Chase Bank and HSBC Bank USA act as co-documentation agents for the facilities. Other significant lending institutions include Societe Generale, Bank of America, Wachovia and Sumitomo Mitsui. These facilities provide us with the ability to classify up to $2,500.0 million of our borrowings that could come due within one year as long-term debt, when it is our intention to keep the borrowings outstanding on a long-term basis.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Both our $2,100.0 million five-year revolving credit facility and our $400.0 million 364-day revolving credit facility provide support for our $1,500.0 million commercial paper program. The gross amount of commercial paper issued and redeemed under our commercial paper program during 2005 was $43.4 billion, with an average term of 3.0 days. During 2004, $27.2 billion of commercial paper was issued and redeemed with an average term of 2.3 days. As of December 31, 2005 and 2004, we had no commercial paper borrowings outstanding.

      The credit facilities contain financial covenants limiting the ratio of total consolidated indebtedness to total consolidated EBITDA (for purposes of these covenants EBITDA is defined as earnings before interest, taxes, depreciation and amortization) to no more than 3.0 times. In addition, we are required to maintain a minimum ratio of EBITDA to interest expense of at least
5.0 times. At December 31, 2005, our ratio of debt to EBITDA was 1.6 times and our ratio of EBITDA to interest expense was 19.4 times. We were in compliance with these covenants. In addition, the credit facilities do not limit our ability to declare or pay dividends.

4. Long-Term Debt and Convertible Notes

      Long-term debt and convertible notes outstanding as of December 31, 2005 and 2004 consisted of the following:

                                                           (Dollars in millions)
                                                           ---------------------
                                                             2005         2004
                                                             ----         ----
Euro 152.4 million 5.20% Notes, due
  June 24, 2005 ........................................   $     --    $  206.6
Other notes and loans at rates from 2.9% to 10.5%,
  due through 2010 .....................................       19.3        21.7
                                                           --------    --------
                                                               19.3       228.3
Less current portion ...................................        1.1       209.2
                                                           --------    --------
  Total long-term debt .................................   $   18.2    $   19.1
                                                           ========    ========

Convertible Notes -- due February 7, 2031 ..............   $  847.0    $  847.0
Convertible Notes -- due July 31, 2032 .................      892.3       892.3
Convertible Notes -- due June 15, 2033 .................      600.0       600.0
                                                           --------    --------
                                                            2,339.3     2,339.3
Less current portion ...................................         --          --
                                                           --------    --------
  Total convertible notes ..............................   $2,339.3    $2,339.3
                                                           ========    ========

      In June 1998, we issued (euro)152.4 million 5.20% Notes. The notes were senior unsecured obligations of the Company and were redeemed upon maturity in June 2005 for $185.1 million.

      In February 2001, we issued $850.0 million aggregate principal amount of Liquid Yield Option Notes due February 7, 2031 ("2031 Notes"). These notes are senior unsecured zero-coupon securities that are convertible into 7.7 million shares of our common stock, implying a conversion price of $110.01 per common share, subject to normal anti-dilution adjustments. These notes are convertible at a specified ratio only upon the occurrence of certain events, including; if our common shares trade above certain levels, if we effect extraordinary transactions or if our long-term debt ratings are downgraded by at least two notches from their December 31, 2005 level of A- to BBB or lower by Standard & Poor's Ratings Service ("S&P"), or from their December 31, 2005 level of Baa1 to Baa3 or lower by Moody's Investors Service ("Moody's"). These events would not, however, result in an adjustment of the number of shares issuable upon conversion. Holders of these notes have the right to put the notes back to us for cash in February of each year and we have agreed not to redeem the notes for cash before February 7, 2009. There are no events that accelerate the noteholders' put rights. Beginning in February 2006 and every six months thereafter, if the market price of our common shares exceeds certain thresholds, we may be required to pay contingent cash interest for that period. Our initial calculation in February 2006 did not require us to pay contingent cash interest. In prior years, $3.0 million principal amount of notes were put back to us reducing the total outstanding balance to $847.0 million.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      In March 2002, we issued $900.0 million aggregate principal amount of Zero Coupon Zero Yield Convertible Notes due July 31, 2032 ("2032 Notes"). The notes are senior unsecured zero-coupon securities that are convertible into 8.1 million shares of our common stock, implying a conversion price of $110.01 per common share, subject to normal anti-dilution adjustments. These notes are convertible at a specified ratio only upon the occurrence of certain events, including; if our common shares trade above certain levels, if we effect extraordinary transactions or if our long-term debt ratings are downgraded at least two notches from their December 31, 2005 level of A- to BBB or lower by S&P, or from their December 31, 2005 level of Baa1 to Baa3 or lower by Moody's. These events would not, however, result in an adjustment of the number of shares issuable upon conversion. Holders of these notes have the right to put the notes back to us for cash in August of each year and we have agreed not to redeem the notes for cash before July 31, 2009. There are no events that accelerate the noteholders' put rights. Beginning in August 2007, if the market price of our common shares exceeds certain thresholds, we may be required to pay contingent cash interest. In prior years, $7.7 million principal amount of notes were put back to us reducing the total outstanding balance to $892.3 million.

      In June 2003, we issued $600.0 million aggregate principal amount of Zero Coupon Zero Yield Convertible Notes due June 15, 2033 ("2033 Notes"). The notes are senior unsecured obligations that are convertible into 5.8 million shares of our common stock, implying a conversion price of $103.00 per common share, subject to normal anti-dilution adjustments. These notes are convertible at the specified ratio only upon the occurrence of certain events, including; if our common shares trade above certain levels, if we effect extraordinary transactions or if our long-term debt ratings are downgraded from their current level to Ba1 or lower by Moody's or BBB- or lower by S&P. The occurrence of these events will not result in an adjustment of the number of shares issuable upon conversion. Holders of these notes have the right to put the notes back to us for cash on June 15, 2006, 2008, 2010, 2013, 2018, 2023 and on each June 15 annually thereafter through June 15, 2032 and we have a right to redeem the notes for cash beginning on June 15, 2010. There are no events that accelerate the noteholders' put rights. Beginning in June 2010, if the market price of our common shares exceeds certain thresholds, we may be required to pay contingent cash interest.

      In August 2004, we amended the indenture governing the 2032 Notes. In November 2004, we amended the indentures governing the 2031 Notes and the 2033 Notes. The amendments to all three indentures were similar with respect to settlement of the notes on put or conversion. We amended the provisions regarding payment to the noteholders in the event of a put. Previously, we could satisfy the put obligation in cash, shares or a combination of both, at our option. The amendments provide that we can only satisfy the put obligation in cash. We also amended the provisions regarding payment to the noteholders in the event the noteholders exercise their conversion right. Previously, we were required to satisfy the conversion obligation of each note by delivering the underlying number of shares, as adjusted, into which the note converts. The amendments provide that the conversion obligation is equal to a conversion value determined on the day of conversion, calculated by multiplying the share price at the close of business on that day by the underlying number of shares into which the note converts. We then satisfy the conversion value by paying the initial principal amount of the note in cash and the balance of the conversion value in cash or shares, at our option. At the same time we amended the indenture provisions governing settlement on put or conversion, we also amended the provisions of 2031 Notes and the 2032 Notes governing the payment of contingent cash interest.

      For the years ended December 31, 2005, 2004 and 2003, our gross interest expense on our borrowings was $78.0 million, $51.1 million and $57.9 million, respectively. Included in our interest expense in 2005, 2004 and 2003, and described below was $47.3 million, $23.0 million and $28.1 million related to our convertible notes, respectively. In addition, interest expense relative to our (euro)152.4 million 5.20% Notes was $3.9 million, $10.4 million and $10.3 million in 2005, 2004 and 2003, respectively. The remainder of our interest expense in these years was related to our short-term borrowings.

      Interest expense in 2005 was impacted by the amortization of a portion of the $33.5 million interest payment made in August 2005 to holders of our 2032 Notes to not exercise certain put rights and, in November 2004, we paid $14.8 million and $1.5 million in the aggregate, respectively, to consenting holders of our 2031 Notes and 2033 Notes as incentives to consent to certain amendments to our indentures and not exercise certain put rights. Interest expense in 2004 was impacted by the amortization of a portion of the $6.7 million and $24.5

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million interest payments made in August of 2003 and 2004, respectively, related to our 2032 Notes, amortization of a portion of the interest payment of $1.5 million made in November and December of 2004 related to our 2033 Notes and amortization of a portion of the interest payment of $14.8 million made in November 2004 related to our 2031 Notes.

      The aggregate stated maturities of long-term debt and convertible notes are as follows:

                                                                     (Dollars
                                                                    in millions)
                                                                    ------------
      2006 ..................................................         $    1.1
      2007 ..................................................              0.8
      2008 ..................................................              0.8
      2009 ..................................................              0.6
      2010 ..................................................             16.0
      2011 ..................................................               --
      Thereafter ............................................          2,339.3

5. Segment Reporting

      Our wholly and partially owned agencies operate within the advertising, marketing and corporate communications services industry. These agencies are organized into agency networks, virtual client networks, regional reporting units and operating groups. During 2005, we completed the reorganization of our operating segments and the formation of a fifth agency network. Consistent with the fundamentals of our business strategy, our agencies serve similar clients, in similar industries, and in many cases the same clients across a variety of geographic regions. In addition, our agency networks have similar economic characteristics and similar long-term operating margins, as the main economic components of each agency are the salary and service costs associated with providing professional services, the office and general costs associated with office space and occupancy, and the provision of technology requirements which are generally limited to personal computers, servers and off-the-shelf software. Therefore, given these similarities and in accordance with the provisions of SFAS 131, most specifically paragraph 17, we aggregate our operating segments, which are our five agency networks, into one reporting segment.

      A summary of our revenue and long-lived assets by geographic area for the years then ended, and as of December 31, 2005, 2004 and 2003 is presented below:

                                                                                  (Dollars in millions)
                                                                         ----------------------------------------
                                                                         Americas       EMEA       Asia/Australia
                                                                         --------       ----       --------------
2005
   Revenue..........................................................     $6,261.6     $3,586.0         $633.5
   Long-Lived Assets................................................        415.9        149.8           43.0
   Goodwill.........................................................      5,508.4        932.2           52.5
2004
   Revenue..........................................................     $5,626.5     $3,448.2         $672.5
   Long-Lived Assets................................................        408.7        181.2           46.5
   Goodwill.........................................................      5,283.4      1,081.3           46.7
2003
   Revenue..........................................................     $5,079.9     $2,982.7         $558.8
   Long-Lived Assets................................................        367.9        182.8           46.1
   Goodwill.........................................................      4,758.6      1,053.4           74.2

      The Americas is primarily composed of the U.S., Canada and Latin American countries. EMEA is primarily composed of various Euro countries, the United Kingdom, other non-Euro countries, the Middle-East and Africa. Asia/Australia is primarily composed of China, Japan, Korea, Singapore, Australia and other Asian countries.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Equity and Cost-Based Investments

      We have investments in unconsolidated affiliated companies accounted for under the equity method. The affiliated companies offer marketing and corporate communications services similar to those offered by our operating companies. The equity method is used when we own less than 50% of the common stock but exercise significant influence over the operating and financial policies of the affiliate. The following table summarizes the balance sheets and income statements of our unconsolidated affiliates, as of December 31, 2005 and 2004 and for the years then ended:

                                                           (Dollars in millions)
                                                           ---------------------
                                                            2005          2004
                                                            ----          ----
      Total net assets................................     $243.4         $176.4
      Gross revenue...................................      535.3          472.4
      Net income......................................       52.0           37.7

      Our equity interest in the net income of these affiliated companies was $27.6 million and $17.1 million for the years ended December 31, 2005 and 2004, respectively. Our equity interest in the net assets of these affiliated companies was $114.9 million and $108.2 million at December 31, 2005 and 2004, respectively. Owners of interests in certain of our affiliated companies have the right in certain circumstances to require us to purchase additional ownership interests at fair value. The terms of these rights vary for each arrangement and the ultimate amount payable in the future also varies based upon the future earnings of the affiliated companies and changes in the applicable foreign currency exchange rates.

      Our cost-based investments at December 31, 2005 were primarily comprised of preferred interests representing equity interests of less than 20% in various service companies. This method is used when we own less than a 20% equity interest and do not exercise significant influence over the operating and financial policies of the investee. The total cost basis of these investments, which we evaluate for impairment, as of December 31, 2005 and 2004 was $38.3 million and $41.8 million, respectively and are included in other assets on our balance sheet.

      In prior years, we held a non-voting, non-participating preferred stock interest in Seneca Investments LLC ("Seneca"). Seneca was initially formed in 2001 from our contribution of Communicade, our subsidiary that conducted e-services industry investment activities. All of Communicade's investments at that time were comprised of minority interests in e-services industry businesses. Upon Seneca's formation, the transaction was accounted for in accordance with SFAS 140, Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities, and resulted in no gain or loss being recognized by us on Seneca's formation. The preferred stock was non-voting and was entitled to dividends at a rate of 8.5%, compounded semi-annually and was redeemable on the 10th anniversary of issuance or earlier upon the occurrence of certain extraordinary events. No cash dividends were paid by Seneca or accrued by us subsequent to Seneca's formation.

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

      On Seneca's formation and for all subsequent periods, the fair value of our investment in Seneca exceeded its carrying value. Because our preferred stock did not have a conversion feature, we considered it similar to a debt instrument where it is not probable that the contractual interest payments may be collected as scheduled in the loan agreement. Accordingly, we applied the cost-recovery method, in accordance with the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan -- an Amendment of FASB Statement No. 5, and SFAS 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures -- an Amendment of FASB Statement No. 114, and we did not accrue any dividend income. Under the cost-recovery method, investment income cannot be recorded until it is probable of realization. Consequently, we did not

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

record any investment income related to unpaid dividends and in connection with the purchases of Organic, Inc. and AGENCY.com from Seneca, we applied the redemption of our preferred stock against our remaining carrying value of our investment such that at December 31, 2003, our remaining carrying value was reduced to zero.

      In March 2004, we exchanged our remaining shares of preferred stock in Seneca for a $24.0 million senior secured note due in 2007 that bears interest at a rate of 6.25% and 40% of Seneca's outstanding common stock which we are accounting for under the equity method. The senior secured note is recorded in our other assets. The restructuring was proposed by the common stockholders of Seneca because the expected value of the assets that remained in Seneca in early 2004 was insufficient to fund the preferred dividends that had accrued to that date and were expected to accrue prior to potential realization events in the future. The restructuring re-aligned the incentives of the common shareholders with ours because it provided them with additional incentives to maximize the value of the Seneca assets and to monetize the assets on an accelerated basis. The exchange was accounted for at fair value in accordance with APB No. 29:
Accounting for Non-Monetary Transactions and Emerging Issues Task Force ("EITF") Issue 98-3: Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business and we recorded a net pre-tax gain of $24.0 million. The $24.0 million pre-tax gain, which was included in our 2004 operating income, was partially offset by losses of $10.9 million from other investment activity unrelated to Seneca.

      We received distributions from Seneca during 2005 and January 2006, which when applied against the senior secured note reduced the outstanding principal balance to $1.2 million as of January 31, 2006.

7. Employee Stock Plans

      Our equity incentive compensation plan was adopted in 2002 and was amended in 2003 ("Equity Incentive Plan") and reserved 9.2 million shares of our common stock for options and other awards, of which 3.3 million were for restricted stock awards. Pursuant to the Equity Incentive Plan, the exercise price of options awarded may not be less than 100% of the market price of the stock at the date of grant and the option term cannot be longer than seven years from the date of grant. The terms of each option and the times at which each option will be exercisable will be determined by the Compensation Committee of the Board of Directors. It is anticipated that the full vesting period for options will be no shorter than three years. Current year option grants become exercisable 30% on each of the first two anniversary dates of the grant date with the final 40% becoming exercisable three years from the grant date.

      Our prior incentive compensation plan was adopted in 1998 ("1998 Plan") and was amended in 2000. As a result of the adoption of the Equity Incentive Plan in 2002, no new awards may be granted under the 1998 Plan. Awards that are forfeited or cancelled may be reissued under the Equity Incentive Plan.

      Under the terms of our long-term shareholder value plan ("LTSV Plan"), common shares were reserved for option awards to key employees of the Company at an exercise price that is no less than 100% of the market price of the stock at the date of the grant. The options become exercisable after the sixth anniversary date of grant. The options can become exercisable prior to this anniversary date in increments of one-third if the market value of our common stock increases compared to the market price on the date of grant by at least 50%, 75% and 100%, respectively. As a result of the adoption of the Equity Incentive Plan in 2002, no new awards may be granted under the LTSV Plan. Awards that are forfeited or cancelled may be reissued under the Equity Incentive Plan.

      The plans described above do not permit the holder of an award to elect cash settlement under any circumstances.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options:

      Options included under all incentive compensation plans, all of which were approved by our shareholders, for the past three years are:

                                                     2005                   2004                   2003
                                           ---------------------   ---------------------   ---------------------
                                                        Weighted                Weighted                Weighted
                                                         Average                 Average                 Average
                                                        Exercise                Exercise                Exercise
                                             Shares       Price      Shares      Price       Shares       Price
                                           ----------   --------   ----------   --------   ----------   --------
Shares under option, beginning
   of year.............................    17,304,047    $73.05    18,677,095    $70.62    19,157,495     $69.83
Options granted under:
   1998 Plan...........................           --        --            --        --            --         --
   LTSV Plan...........................           --        --            --        --            --         --
   Equity Incentive Plan...............        20,000     80.50        50,000     77.37       617,500      47.85
Options exercised......................    (1,452,939)    62.33    (1,376,837)    40.52      (899,943)     38.89
Options forfeited......................      (168,273)    72.90       (46,211)    67.41      (197,957)     67.43
                                           ----------    ------    ----------    ------    ----------     ------
Shares under option, end of year.......    15,702,835    $74.05    17,304,047    $73.05    18,677,095     $70.62
                                           ==========    ======    ==========    ======    ==========     ======
Options exercisable at year-end........    11,294,439              11,822,997              10,972,492
                                           ==========              ==========              ==========

      The following table summarizes the information above about options outstanding and options exercisable at December 31, 2005:

                                              Options Outstanding                         Options Exercisable
                                 ------------------------------------------------    -----------------------------
                                              Weighted Average
        Range of Exercise          Options        Remaining      Weighted Average     Options     Weighted Average
       Prices (in dollars)       Outstanding   Contractual Life   Exercise Price     Exercisable    Exercise Price
       -------------------       -----------   ----------------   --------------     -----------    --------------
      $19.72                        200,000          1 year           $19.72           200,000          $19.72
       24.28                        250,000       1-2 years            24.28           250,000           24.28
       39.75 to 48.03               360,000       2-3 years            42.37           360,000           42.37
       60.39 to 91.22             2,170,649       3-4 years            80.40         2,170,649           80.40
       47.74 to 81.75             2,047,200       4-5 years            71.56         1,834,200           74.31
       62.35 to 87.16             8,523,679       5-6 years            72.62         4,348,283           76.44
       80.50 to 93.55             2,151,307       6-7 years            91.83         2,131,307           91.94
                                 ----------                                         ----------
                                 15,702,835                                         11,294,439
                                 ==========                                         ==========

      The weighted average fair value, calculated on the basis summarized below, of each option granted was $16.87, $20.65 and $9.87 for 2005, 2004 and 2003,
respectively. The fair value of each option grant has been determined as of the date of grant using the Black-Scholes option valuation model and with the following assumptions (without adjusting for the risk of forfeiture and lack of liquidity):

                                             2005          2004          2003
                                           ---------   ------------    ---------
      Expected option lives............    3.5 years     3.5 years     3.5 years
      Risk free interest rate..........      3.8%       2.2% - 3.4%       2.1%
      Expected volatility..............     24.1%      33.4% - 36.2%     29.0%
      Dividend yield...................      1.1%       1.1% - 1.2%       1.7%

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Shares:

      Changes in outstanding shares of restricted stock for the three years ended December 31, 2005 were as follows:

                                                                2005           2004            2003
                                                             ---------       ---------      ---------
      Restricted shares at beginning of year .........       2,412,413       2,369,348      2,070,844
        Number granted ...............................         723,557       1,078,230      1,093,128
        Number vested ................................        (846,138)       (900,454)      (708,719)
        Number forfeited .............................        (111,497)       (134,711)       (85,905)
                                                             ---------       ---------      ---------
      Restricted shares at end of year ...............       2,178,335       2,412,413      2,369,348
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

ESPP:

      We have an employee stock purchase plan ("ESPP") that enables employees to purchase our common stock through payroll deductions over each plan quarter at 85% of the market price on the last trading day of the plan quarter. Purchases are limited to 10% of eligible compensation as defined by the Employee Retirement Income Security Act of 1974 ("ERISA"). During 2005, 2004 and 2003, employees purchased 285,426 shares, 288,181 shares and 315,566 shares, respectively, all of which were treasury shares, for which $20.4 million, $19.0 million and $18.1 million, respectively, was paid to us. At December 31, 2005, 1,063,798 shares remain reserved for the ESPP.

      Total pre-tax stock-based employee compensation cost for the years ended December 31, 2005, 2004 and 2003, was $87.0 million, $117.2 million and $133.1 million, respectively.

SFAS 123R:

      In December 2004, the FASB issued SFAS No. 123 (Revised 2004) -- Share-Based Payment ("SFAS 123R") which is effective for the next fiscal year beginning after June 15, 2005 and generally applies to grants made after adoption. We plan to adopt SFAS 123R effective January 1, 2006. SFAS 123R revises certain requirements of FASB Statement No. 123, Accounting for Stock-Based Compensation. We do not expect these changes to have a material impact on our consolidated results of operations or financial position. See Note 1 for additional information regarding the changes required by SFAS 123R and the impact on our financial statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes

      Income before income taxes and the provision for taxes on income consisted of the amounts shown below:

                                                          (Dollars in millions)
                                                        Years Ended December 31,
                                                 ------------------------------------
                                                  2005           2004          2003
                                                 --------      --------      --------
Income before income taxes:
  Domestic...................................    $  665.5      $  646.7      $  629.4
  International..............................       615.1         532.1         419.6
                                                 --------      --------      --------
    Total....................................    $1,280.6      $1,178.8      $1,049.0
                                                 ========      ========      ========
Provision for taxes on income:
  Current:
    Federal..................................    $  133.5      $  161.0      $  143.3
    State and local..........................        10.5          11.8          14.4
    International............................       186.7         160.2         139.3
                                                 --------      --------      --------
    Total Current............................       330.7         333.0         297.0
                                                 --------      --------      --------
  Deferred:
    Federal..................................        82.0          72.4          69.4
    State and local..........................         1.8           1.6          (2.7)
    International............................        20.8         (10.7)        (10.7)
                                                 --------      --------      --------
    Total Deferred...........................       104.6          63.3          56.0
                                                 --------      --------      --------
    Total....................................    $  435.3      $  396.3      $  353.0
                                                 ========      ========      ========

      Our effective income tax rate varied from the statutory federal income tax rate as a result of the following factors:

                                                     2005          2004         2003
                                                     ----          ----         ----
Statutory federal income tax rate............        35.0%         35.0%         35.0%
State and local taxes on income,
  net of federal income tax benefit..........         0.6           0.7           0.7
International subsidiaries' tax rate
  differentials..............................        (0.7)         (2.6)         (1.9)
Other........................................        (0.9)          0.5          (0.2)
                                                     ----          ----          ----
Effective rate...............................        34.0%         33.6%         33.6%
                                                     ====          ====          ====

      Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of our assets and liabilities. Deferred tax assets result principally from recording certain expenses in the financial statements which are not currently deductible for tax purposes, including employee stock-based compensation expense and from differences between the tax and book basis of assets and liabilities recorded in connection with acquisitions. Deferred tax liabilities result principally from expenses arising from financial instruments which are currently deductible for tax purposes but have not been expensed in the financial statements, and basis differences arising from tangible and deductible intangible assets, as well as investments and capital transactions.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Deferred tax assets and liabilities as of December 31, 2005 and 2004 consisted of the amounts shown below (dollars in millions):

                                                             2005        2004
                                                             ----        ----
Deferred tax assets:
  Compensation and severance............................    $297.5      $271.4
  Tax loss carryforwards................................      76.7        98.5
  Basis differences arising from acquisitions...........      84.3        83.6
  Basis differences from short-term assets and
    liabilities.........................................      31.2        28.4
  Other.................................................        --         3.5
                                                            ------      ------
Total deferred tax assets...............................     489.7       485.4
  Valuation allowance...................................     (46.6)      (75.3)
                                                            ------      ------
Total deferred tax assets net of valuation
  allowance.............................................    $443.1      $410.1
                                                            ======      ======
Deferred tax liabilities:
  Financial instruments.................................    $262.5      $155.6
  Basis differences arising from tangible and
    deductible intangible assets........................     118.1        96.4
  Basis differences arising from investments
    and capital transactions............................      61.4        65.4
  Other.................................................       0.7          --
                                                            ------      ------
Total deferred tax liabilities..........................    $442.7      $317.4
                                                            ======      ======

      Net current deferred tax assets as of December 31, 2005 and 2004 were $133.3 million and $106.7 million, respectively, and were included in prepaid expenses and other current assets. At December 31, 2005, we had non-current deferred tax assets of $309.8 million and long-term deferred tax liabilities of $442.7 million. At December 31, 2004, we had non-current deferred tax assets of $303.4 million and long-term deferred tax liabilities of $317.4 million. We have concluded that it is more likely than not that we will be able to realize our deferred tax assets in future periods.

      In 2005, we reversed a portion of our deferred tax asset relating to tax loss carryforwards and the corresponding valuation allowance by $28.7 million. During 2005, foreign tax legislation was enacted in certain jurisdictions whereby any future taxable income that the loss carryforwards would be used to offset is now exempt from taxation. This change in legislation eliminated all of the potential value of these tax loss carryforward assets. Therefore, the deferred tax asset and the corresponding valuation allowance were reversed.

      A provision has been made for income and withholding taxes on the earnings of international subsidiaries and affiliates that will be distributed.

      The American Jobs Creation Act of 2004 (the "Jobs Act"), enacted on October 22, 2004, creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside the United States by providing an 85% dividends received deduction on certain foreign earnings repatriated prior to December 31, 2005. The deduction results in a 5.25% federal tax rate on the identified extraordinary dividend (as defined in the Jobs Act). As required by the Jobs Act, our CEO and Board of Directors approved a domestic reinvestment plan to repatriate $47.9 million in foreign earnings in 2005, and we repatriated this amount.

      We recorded tax expense in 2005 of $2.7 million related to this $47.9 million extraordinary dividend under the Jobs Act. The additional tax expense consists of federal taxes of $2.5 million, and state taxes, net of federal benefits, of $0.2 million.

9. Employee Retirement Plans

      Our international and domestic subsidiaries provide retirement benefits for their employees primarily through defined contribution plans. Company contributions to the plans, which are determined by the boards of directors of the subsidiaries, have generally been in amounts up to 15% for our U.S. subsidiaries (the maximum

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amount deductible for U.S. federal income tax purposes) of total eligible compensation of participating employees. Expenses related to the Company's contributions to these plans in 2005 were $85.6 million, 2004 were $82.6 million and in 2003 were $65.3 million.

      Our pension plans are primarily related to non-U.S. businesses. These plans are not subject to ERISA. Substantially all of these plans are funded by fixed premium payments to insurance companies which undertake to provide specific benefits to the individuals covered. Pension expense recorded for these plans in 2005, 2004 and 2003 was $7.2 million, $10.3 million and $7.3 million, respectively.

      Certain of our subsidiaries have executive retirement programs under which benefits will be paid to participants or to their beneficiaries over periods up to 15 years beginning after cessation of full-time employment, at age 65 or death. In addition, other subsidiaries have individual deferred compensation arrangements with certain executives which provide for payments over varying terms upon retirement, cessation of employment or death. The costs related to these benefits, which are accrued during the employee's service period with us, were not material to the 2005, 2004 and 2003 consolidated results of operations or financial position. Our obligation with respect to these programs is included in deferred compensation and other liabilities on the balance sheet.

10. Commitments and Contingent Liabilities

      Leases:

We lease substantially all our office facilities and certain of our equipment under operating leases that expire at various dates. Certain leases provide us with the option to renew for additional periods. Where leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. Leasehold improvements made at inception or during the lease term are amortized over the shorter of the asset life or the lease term, which may include renewal periods where the renewal is reasonably assured, as defined in SFAS No. 13, Accounting for Leases, as amended by SFAS No. 98, and is included in the determination of straight-line rent expense. Certain leases require the payment of real estate taxes or other occupancy costs, which may be subject to escalation. Rent expense for the years ended December 31, 2005, 2004 and 2003 was:

                                                   (Dollars in millions)
                                           -------------------------------------
                                            2005           2004           2003
                                            ----           ----           ----
Office rent .......................        $376.1         $371.6         $352.8
Third party sublease ..............         (23.5)         (26.3)         (17.3)
                                           ------         ------         ------
  Total office rent ...............         352.6          345.3          335.5
Equipment rent ....................         120.1          137.6          152.4
                                           ------         ------         ------
  Total rent ......................        $472.7         $482.9         $487.9
                                           ======         ======         ======

      Future minimum office and equipment base rents under terms of non-cancelable operating leases, reduced by rents to be received from existing non-cancelable subleases, are as follows:

                                                   (Dollars in millions)
                                         ---------------------------------------
                                          Gross           Sublease          Net
                                          Rent              Rent           Rent
                                         ------           --------        ------
2006 .........................           $429.8            $17.2          $412.6
2007 .........................            352.2             13.6           338.6
2008 .........................            288.0             11.4           276.6
2009 .........................            245.3              9.4           235.9
2010 .........................            216.2              7.0           209.2
Thereafter ...................            793.4              9.9           783.5

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Legal Proceedings:

      Beginning on June 13, 2002, several putative class actions were filed against us and certain senior executives in the United States District Court for the Southern District of New York. The actions have since been consolidated under the caption In re Omnicom Group Inc. Securities Litigation, No. 02-CV4483
(RCC), on behalf of a proposed class of purchasers of our common stock between February 20, 2001 and June 11, 2002. The consolidated complaint alleges, among other things, that our public filings and other public statements during that period contained false and misleading statements or omitted to state material information relating to (1) our calculation of the organic growth component of period-to-period revenue growth, (2) our valuation of and accounting for certain internet investments made by our Communicade Group ("Communicade"), which we contributed to Seneca Investments LLC ("Seneca") in 2001, and (3) the existence and amount of certain contingent future obligations in respect of acquisitions. The complaint seeks an unspecified amount of compensatory damages plus costs and attorneys' fees. Defendants moved to dismiss the complaint and on March 28, 2005, the court dismissed portions (1) and (3) of the complaint detailed above. The court's decision denying the defendants' motion to dismiss the remainder of the complaint did not address the ultimate merits of the case, but only the sufficiency of the pleading. Defendants have answered the complaint, and fact discovery is ongoing. Plaintiffs have moved to have the proposed class certified and the defendants have opposed that motion, which is now fully briefed.

      In addition, on June 28, 2002, a derivative action was filed on behalf of Omnicom in New York state court. On February 18, 2005, a second shareholder derivative action, again purportedly brought on behalf of the Company, was filed in New York state court. The derivative actions have been consolidated before one New York State Justice and the plaintiffs have filed an amended consolidated complaint. The consolidated derivative complaint questions the business judgment of certain current and former directors of Omnicom, by challenging, among other things, the valuation of and accounting for the internet investments made by Communicade and the contribution of those investments to Seneca. The consolidated complaint alleges that the defendants breached their fiduciary duties of good faith. The lawsuit seeks from the directors the amount of profits received from selling Omnicom stock and other unspecified damages to be paid to the Company, as well as costs and attorneys' fees. On September 1, 2005, the defendants moved to dismiss the derivative complaint. The motion has now been fully briefed and was argued before the court on January 12, 2006. The court has not yet ruled on the motion.

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

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Fair Value of Financial Instruments

      The following table presents the carrying amounts and fair values of our financial instruments at December 31, 2005 and 2004 (dollars in millions). Amounts in parentheses represent liabilities.

                                                                        2005                          2004
                                                              -----------------------       ------------------------
                                                              Carrying        Fair          Carrying         Fair
                                                                Amount        Value          Amount          Value
                                                                ------        -----          ------          -----
Cash and cash equivalents ..............................      $  835.8       $  835.8       $1,165.6       $1,165.6
Short-term investments .................................         374.1          374.1          574.0          574.0
Other investments ......................................          38.3           38.3           41.8           41.8
Long-term debt and convertible notes ...................      (2,358.6)      (2,320.4)      (2,567.6)      (2,570.3)
Financial commitments:
  Cross-currency interest rate swaps ...................          (0.7)          (0.7)         (53.0)         (53.0)
  Forward foreign exchange contracts ...................          (0.4)          (0.4)          (2.8)          (2.8)
  Guarantees ...........................................            --           (0.2)            --           (0.2)
  Letters of credit ....................................            --             --             --             --

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

Other investments:

      Other investments are carried at cost, which approximates fair value. See
Note 6 for additional information about these investments.

Long-term debt and convertible notes:

      A portion of our long-term debt includes floating rate debt, the carrying value of which approximates fair value. Our long-term debt includes convertible notes and fixed rate debt in the prior year. The fair value of these instruments was determined by reference to quotations available in markets where these instruments are traded.

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

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative used as a hedge is required to be immediately recognized in our statement of income.

      Our derivative activities are confined to risk management activities related to our international operations. We enter into short-term forward foreign exchange contracts which mitigate the foreign exchange risk of our intercompany cash movements between subsidiaries operating in different currency markets from that of our treasury centers from which they borrow or invest. In the limited number of instances where operating expenses and revenues are not denominated in the same currency, amounts are promptly settled in the foreign currency market with forward contracts. Changes in market value of the forward contracts are included in the income statement and are offset by the corresponding change in value of the underlying asset or liability. The terms of these contracts are generally 90 days or less. At December 31, 2005 and 2004, the aggregate amount of intercompany receivables and payables subject to this hedge program was $50.4 million and $1,453.0 million, respectively. The table below summarizes by major currency the notional principal amounts of the Company's forward foreign exchange contracts outstanding at December 31, 2005 and 2004. The "buy" amounts represent the U.S. Dollar equivalent of commitments to purchase the respective currency, and the "sell" amounts represent the U.S. Dollar equivalent of commitments to sell the respective currency. See Note 11 for a discussion of the value of these instruments.

                                                 (Dollars in millions)
                                               Notional Principal Amount
                                     -------------------------------------------
                                            2005                    2004
                                     ------------------      -------------------
                                     Company    Company      Company     Company
                                      Buys       Sells         Buys       Sells
                                      ----       -----         ----       -----
U.S. Dollar ..................       $  3.2      $ 10.0      $ 51.2      $ 36.0
British Pound ................         13.2         7.8       551.1       125.9
Euro .........................          8.6         0.2        36.0       498.8
Japanese Yen .................           --         0.2        79.0         3.7
Other ........................           --         7.2         8.2        63.1
                                     ------      ------      ------      ------
Total ........................       $ 25.0      $ 25.4      $725.5      $727.5
                                     ======      ======      ======      ======

      The decline in the outstanding foreign exchange contracts at December 31, 2005, reflects our strategy for managing the risk of foreign exchange currency fluctuations in our intercompany balances. We implemented multicurrency pooling arrangements instead of using foreign exchange forward contracts. This change accomplishes the same result without the need for third-party contracts.

      We manage the foreign exchange fluctuations that may be caused by our intercompany cash movements, by entering into short-term forward foreign exchange contracts which mitigate the foreign exchange risk of the U.S. Dollar commercial paper issued by our London treasury center, whose functional currency is the British Pound. At December 31, 2005, we had no forward contracts outstanding relating to this activity as there was no commercial paper outstanding.

      At December 31, 2004, we had Japanese Yen 19.1 billion aggregate notional principal amount of cross-currency interest rate swaps. During the second and third quarters of 2005, our Japanese Yen based interest rate swaps matured and were not replaced. The swaps effectively hedged our net investment in Japanese Yen denominated assets. Also, during the second half of the year, we entered into (euro)230.0 million aggregate notional principal amount cross-currency interest rate swaps which mature in 2010. These swaps effectively hedge our net investment in certain Euro-denominated assets.

      We have established a centralized reporting system to evaluate the effects of changes in interest rates, currency exchange rates and other relevant market risks. We periodically determine the potential loss from market risk by performing a value-at-risk computation. Value-at-risk analysis is a statistical model that utilizes historic currency exchange and interest rate data to measure the potential impact on future earnings of our existing portfolio of derivative financial instruments. The value-at-risk analysis we performed on our December 31, 2005 portfolio of derivative financial instruments indicated that the risk of loss was immaterial. Counterparty risk arises from the inability of a counterparty to meet its obligations. To mitigate counterparty

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

risk, we entered into derivative contracts with major well-known banks and financial institutions that have credit ratings at least equal to our credit rating. This system is designed to enable us to initiate remedial action, if appropriate.

      The foreign currency and swap contracts existing during the years ended December 31, 2005 and 2004 were entered into for the purpose of seeking to mitigate the risk of certain specific adverse currency risks. As a result of these financial instruments, we reduced financial risk in exchange for foregoing any gain (reward) that might have occurred if the markets moved favorably. In using these contracts, management exchanged the risks of the financial markets for counterparty risk. To minimize counterparty risk, we only enter into these contracts with major well-known banks and financial institutions that have credit ratings equal to or better than our credit rating.

13. New Accounting Pronouncements

      The following pronouncements were either issued by the FASB or adopted by us in 2003, 2004 and 2005, and impacted our financial statements as discussed below:

      o SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"),

      o SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by SFAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB No. 123 ("SFAS 148") and as subsequently revised by SFAS No. 123 (Revised 2004) -- Share Based Payment ("SFAS 123R"),

      o SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"), and

      o SFAS No. 154, Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154").

      SFAS 146 requires costs associated with exit or disposal activities be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal costs that are initiated after December 31, 2002. We adopted SFAS 146 effective January 1, 2003. The adoption did not have a material impact on our consolidated results of operations or financial condition.

      In accordance with SFAS No. 123, as amended by SFAS No. 148, we elected, effective January 1, 2004, to account for stock-based employee compensation using the fair value method. As a result, the fair value of stock-based employee compensation, including unvested employee stock options issued and outstanding, were recorded as an expense in the current year utilizing the retroactive restatement method as set forth in SFAS 148. Accordingly, our results for the prior years have been restated as if we had used the fair value method to account for stock-based employee compensation. Pre-tax stock-based employee compensation expense for the years ended December 31, 2005, 2004 and 2003 was $87.0 million, $117.2 million and $133.1 million, respectively. Also in connection with the restatement, our December 31, 2003 balance sheet reflects an increase in deferred tax benefits of $120.5 million, an increase in additional paid-in capital of $434.7 million, an increase in unamortized stock-based compensation of $92.6 million and a decrease in retained earnings of $221.6 million.

      In December 2004, the FASB issued SFAS No. 123 (Revised 2004) -- Share-Based Payment ("SFAS 123R") which is effective for the next fiscal year beginning after June 15, 2005 and generally applies to grants made after adoption. We plan to adopt SFAS 123R effective January 1, 2006. SFAS 123R revises certain requirements of FASB Statement No. 123, Accounting for Stock-Based Compensation. We do not expect these changes to have a material impact on our consolidated results of operations or financial position. Additional information also can be found in Note 1 regarding the changes required by SFAS 123R and the impact on our financial statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). We adopted the standard, as modified by FSP 150-3, in the third quarter of 2003. The adoption did not have an impact on, or result in additional disclosure in, our consolidated results of operations or financial condition.

      SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. We are in the process of assessing the full impact; however, we believe that the adoption of SFAS 154 will not have a material impact on our consolidated results of operations or financial condition.

      The FASB issued two staff positions on accounting for income taxes to address recent changes enacted by the United States Congress. Staff Position FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004 (the "Jobs Act") ("FSP No. 109-1"), and Staff Position FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004 ("FSP No. 109-2"). We believe that FSP 109-1 does not apply to our business. In the fourth quarter of 2005, we repatriated $47.9 million of foreign earnings utilizing the 85% dividend received deduction provided by the Jobs Act and in accordance with FSP 109-2, we recorded a $2.7 million domestic tax liability, which is included in our full year effective tax rate of 34.0%.

      The FASB Interpretation ("FIN") 46, Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51 ("FIN 46") addresses the consolidation by business enterprises of variable interest entities, as defined in FIN 46, and is based on the concept that companies that control another entity through interests, other than voting interests, should consolidate the controlled entity. The consolidation requirements apply immediately to FIN 46 interests held in variable interest entities created after January 31, 2003 and to interests held in variable interest entities that existed prior to February 1, 2003 and remain in existence as of July 1, 2003. The FASB subsequently issued FIN 46R in December 2003, which modified certain provisions of FIN 46. The effective date of FIN 46R applies to the first reporting period after March 15, 2004. The application of FIN 46 as originally issued and as revised by the issuance of FIN 46R did not have an impact on, or result in additional disclosure in, our consolidated results of operations or financial condition.

      The FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations -- An Interpretation of FASB Statement No. 143 ("FIN 47"). FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. We adopted FIN 47 during the fourth quarter of 2005. The adoption did not have a material impact on our consolidated results of operations or financial condition.

      The FASB issued several FASB Staff Positions ("FSP") during 2004 and 2005, covering several topics that impact our financial statements. These topics include:

      o other-than-temporary impairment of certain investments ("FSP FAS 115-1" and "FSP FAS 124-1"),

      o     the classification of freestanding instruments ("FSP FAS 123(R)-1"),

      o     the clarification and definition of grant date ("FSP FAS 123(R)-2"),

      o the transition election related to the tax effects of share-based awards ("FSP FAS 123(R)-3"),

      o the disclosure requirements related to contingently convertible securities ("FSP FAS 129-1"),

      o the accounting for variable interests of specific assets ("FSP FIN 46(R)-1"),

      o the calculation of losses related to variable interests ("FSP FIN 46(R)-2"),

      o     the determination of direct or indirect voting rights ("FSP FIN
            46(R)-3"),

                       OMNICOM GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      o guidance in implementing variable accounting in a lease transaction ("FSP FIN 46(R)-4" and "FSP FIN 46(R)-5"),

      o accounting for freestanding financial instruments issued as employee compensation ("FSP EITF 00-19-1"),

      o accounting for other-than-temporary impairment on certain investments ("FSP EITF Issue 03-1-1"), and

      o     accounting for other comprehensive income of an investee ("FSP APB
            18-1").

      The application of these FSPs did not have a material impact on our consolidated result of operations or financial condition.

      The Emerging Issues Task Force ("EITF") of the FASB released interpretive guidance in 2003, 2004 and 2005 covering several topics that impact our financial statements. These topics include:

      o     revenue arrangements with multiple deliverables ("EITF 00-21"),

      o application of equity method accounting to investments other than common stock ("EITF 02-14"),

      o     vendor rebates ("EITF 02-16"),

      o     customer relationship intangible assets acquired ("EITF 02-17"),

      o other-than-temporary impairment related to certain investments ("EITF 03-1"),

      o     participating securities and the two-class method ("EITF 03-6"),

      o     reporting impairment or disposal of long-lived assets ("EITF
            03-13"),

      o     accounting for investments in limited liability companies ("EITF
            03-16"),

      o accounting for pre-existing relationships with a business combination ("EITF 04-1"),

      o the effect of contingently convertible debt on diluted earnings per share ("EITF 04-8"),

      o     aggregation of operating segments ("EITF 04-10"),

      o     accounting for certain derivative instruments ("EITF 05-2"),

      o determining amortization periods for leasehold improvement ("EITF 05-6"), and

      o income tax consequences of issuing convertible debt with beneficial conversion features ("EITF 05-8").

      The application of these guidance topics did not have a material impact on our consolidated results of operations or financial condition.

14. Subsequent Event

      In February 2006, we paid $39.2 million to qualified noteholders of our 2031 Notes as an incentive to the holders not to exercise their February 2006 put right. Accordingly, none of our 2031 Notes were put back to us. This payment is being amortized ratably through the next put date in February 2007.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   Quarterly Results of Operations (Unaudited)

      The following table sets forth a summary of the Company's unaudited quarterly results of operations for the years ended December 31, 2005 and 2004, in millions of dollars, except for per share amounts.

                                                                          Quarter
                                                      ----------------------------------------------
                                                       First        Second      Third       Fourth
                                                       -----        ------      -----       ------
Revenue
  2005............................................    $2,403.0     $2,615.8    $2,522.9     $2,939.4
  2004............................................     2,231.4      2,407.8     2,319.0      2,789.0

Operating Profit
  2005............................................       257.3        382.0       274.5        426.1
  2004............................................       229.3        343.7       247.4        394.9

Income After Income Taxes
  2005............................................       159.1        243.4       171.3        271.7
  2004............................................       145.3        223.3       158.3        255.5

Net Income
  2005............................................       150.5        225.8       161.7        252.6
  2004............................................       135.6        206.1       145.3        236.5

Net Income Per Share -- Basic
  2005............................................         0.82         1.24        0.90         1.42
  2004............................................         0.72         1.10        0.79         1.28

Net Income Per Share -- Diluted
  2005............................................         0.82         1.24        0.90         1.41
  2004............................................         0.72         1.10        0.79         1.28

                                                                     Schedule II

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                   For the Three Years Ended December 31, 2005

                                             (Dollars in millions)
================================================================================================================
                                            Column A       Column B       Column C       Column D      Column E
----------------------------------------------------------------------------------------------------------------
                                                                                        Translation
                                            Balance at      Charged       Removal of    Adjustments     Balance
                                             Beginning     to Costs      Uncollectible  (Increase)     at End of
             Description                     of Period   and Expenses   Receivables (1)   Decrease      Period
----------------------------------------------------------------------------------------------------------------
Valuation accounts deducted from
  Assets to which they apply --
  Allowance for doubtful accounts:
December 31, 2005........................      $67.8          $10.0          $19.7         $ 4.2         $53.9
December 31, 2004........................       69.7           19.3           24.0          (2.8)         67.8
December 31, 2003........................       75.6           12.9           24.6          (5.8)         69.7

----------
(1) Net of acquisition date balances in allowance for doubtful accounts of companies acquired of $0.7 million, $0.1 million and $0.6 million in 2005, 2004 and 2003, respectively.