Form 10-Q
period 2006-03-31
OMNICOM GROUP INC
filed 2006-05-02
CIK 29989

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------


(Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended:      March 31, 2006
                                                 --------------

                                                       OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the transition period from               to
                                          -------------    --------------

           Commission File Number:    1-10551
                                   -------------

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

                  YES   X                 NO
                      -----                  -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   X                 Accelerated filer
                        -----                                 -----
Non-accelerated filer
                      -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                  YES                     NO   X
                      -----                  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 170,603,000 (as of April 24,
2006)

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                                      INDEX

PART I.               FINANCIAL INFORMATION
                                                                                                     Page No.
                                                                                                     --------
     Item 1.          Financial Statements

                      Condensed Consolidated Balance Sheets  -
                           March 31, 2006 and December 31, 2005....................................      1

                      Condensed Consolidated Statements of Income  -
                           Three Months Ended March 31, 2006 and 2005..............................      2

                      Condensed Consolidated Statements of Cash Flows  -
                           Three Months Ended March 31, 2006 and 2005..............................      3

                      Notes to Condensed Consolidated Financial Statements.........................      4

     Item 2.          Management's Discussion and Analysis of Financial Condition
                      And Results of Operations....................................................      9

     Item 3.          Quantitative and Qualitative Disclosures About Market Risk...................     20

     Item 4.          Controls and Procedures......................................................     21

PART II.              OTHER INFORMATION

     Item 1.          Legal Proceedings............................................................     22

     Item 1A.         Risk Factors.................................................................     22

     Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds..................     22

     Item 6.          Exhibits.....................................................................     22

     Signatures ...................................................................................     24

     Certifications

                           Forward-Looking Statements

      Certain of the statements in this quarterly report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. These statements relate to future events or future financial performance and involve known and unknown risks and other factors that may cause our actual or our industry's results, levels of activity or achievement to be materially different from those expressed or implied by any forward-looking statements. These risks and uncertainties, including those resulting from specific factors identified under the captions "Market Risk" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," include, but are not limited to, our future financial condition and results of operations, changes in general economic conditions, competitive factors, changes in client communication requirements, the hiring and retention of human resources and our international operations, which are subject to the risks of currency fluctuations and exchange controls. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or "continue" or the negative of those terms or other comparable terminology. These statements are present expectations. We undertake no obligation to update or revise any forward-looking statement.

PART I.       FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in Millions)

                                                                                 (Unaudited)
                                                                                  March 31,       December 31,
                                                                                    2006              2005
                                                                                 -----------      ------------
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents.................................................   $ 1,822.9         $   835.8
     Short-term investments at market, which approximates cost.................        38.8             374.1
     Accounts receivable, net of allowance for doubtful accounts
        of $51.1 and $53.9.....................................................     5,142.4           5,366.1
     Billable production orders in process, at cost............................       610.6             542.0
     Prepaid expenses and other current assets.................................     1,008.7             849.4
                                                                                  ---------         ---------
     Total Current Assets......................................................     8,623.4           7,967.4
                                                                                  ---------         ---------
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost,
     less accumulated depreciation and amortization of $897.0 and $873.1.......       606.0             608.7
INVESTMENTS IN AFFILIATES......................................................       180.8             182.4
GOODWILL ......................................................................     6,578.6           6,493.1
INTANGIBLES, net of accumulated amortization of $185.4 and $176.3..............       117.7             121.4
DEFERRED TAX BENEFITS..........................................................       308.8             309.8
OTHER ASSETS...................................................................       245.5             237.1
                                                                                  ---------         ---------
                  TOTAL ASSETS.................................................   $16,660.8         $15,919.9
                                                                                  =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable..........................................................   $ 6,076.6         $ 6,218.9
     Advance billings..........................................................       957.5             908.7
     Current portion of long-term debt.........................................         0.9               1.1
     Bank loans................................................................        21.5              15.0
     Accrued taxes.............................................................       175.2             196.3
     Other liabilities.........................................................     1,368.5           1,360.3
                                                                                  ---------         ---------
     Total Current Liabilities.................................................     8,600.2           8,700.3
                                                                                  ---------         ---------
LONG-TERM DEBT.................................................................     1,013.1              18.2
CONVERTIBLE NOTES .............................................................     2,339.3           2,339.3
DEFERRED COMPENSATION AND OTHER LIABILITIES....................................       297.2             298.4
LONG TERM DEFERRED TAX LIABILITY...............................................       462.7             442.7
MINORITY INTERESTS.............................................................       178.8             173.0

SHAREHOLDERS' EQUITY:
     Preferred stock...........................................................          --               --
     Common stock .............................................................        29.8              29.8
     Additional paid-in capital................................................     1,685.2           1,675.1
     Retained earnings.........................................................     3,720.0           3,599.0
     Accumulated other comprehensive income....................................        79.8              59.8
     Treasury stock............................................................    (1,745.3)         (1,415.7)
                                                                                  ---------         ---------
     Total Shareholders' Equity................................................     3,769.5           3,948.0
                                                                                  ---------         ---------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................   $16,660.8         $15,919.9
                                                                                  =========         =========

           The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in millions, except per share data)
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2006           2005
                                                    ------------   -------------
REVENUE ......................................        $2,562.9       $2,403.0

OPERATING EXPENSES:
     Salary and service costs ................         1,844.8        1,731.0
     Office and general expenses .............           433.7          414.7
                                                      --------       --------
                                                       2,278.5        2,145.7
                                                      --------       --------
OPERATING PROFIT .............................           284.4          257.3

NET INTEREST EXPENSE:
     Interest expense ........................            23.4           17.3
     Interest income .........................            (8.3)          (5.2)
                                                      --------       --------
                                                          15.1           12.1
                                                      --------       --------
INCOME BEFORE INCOME TAXES ...................           269.3          245.2

INCOME TAXES .................................            90.9           86.1
                                                      --------       --------
INCOME AFTER INCOME TAXES ....................           178.4          159.1

EQUITY IN EARNINGS OF AFFILIATES .............             4.9            5.2

MINORITY INTERESTS ...........................           (17.6)         (13.8)
                                                      --------       --------
NET INCOME ...................................        $  165.7       $  150.5
                                                      ========       ========
NET INCOME PER COMMON SHARE:
        Basic ................................        $    0.94      $    0.82
        Diluted ..............................        $    0.93      $    0.82

DIVIDENDS DECLARED PER COMMON SHARE ..........        $    0.250     $    0.225


           The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Dollars in millions)
                                   (Unaudited)

                                                                                     Three Months Ended March 31,
                                                                                   ------------------------------
                                                                                      2006                2005
                                                                                   ----------          ----------
Cash flows from operating activities:
Net income  ....................................................................   $    165.7          $    150.5
     Adjustments to reconcile net income to net cash provided
        by operating activities:
     Depreciation and amortization of tangible assets...........................         35.3                32.7
     Amortization of intangible assets..........................................          8.9                 9.0
     Minority interests.........................................................         17.6                13.8
     Earnings of affiliates in excess of dividends received.....................         (1.1)               (2.8)
     Net gain on investment activity............................................           --                (7.0)
     Windfall tax benefit on employee stock plans...............................           --                13.6
     Excess tax benefit on stock-based compensation ............................         (5.6)                --
     Provision for losses on accounts receivable................................          1.0                 1.0
     Amortization of stock-based compensation...................................         15.7                26.0
     Changes in assets and liabilities providing (requiring) cash, net of acquisitions:
     Decrease (increase) in accounts receivable.................................        273.0              (185.8)
     Increase in billable production orders in process..........................        (67.3)              (87.7)
     Increase in prepaid expenses and other current assets......................       (163.5)              (97.4)
     Net change in other assets and liabilities.................................        (26.1)              (54.1)
     Increase in advanced billings..............................................         44.8                40.5
     Net decrease in accrued and deferred taxes.................................         (5.0)               (9.7)
     Decrease in accounts payable...............................................       (192.4)             (559.6)
                                                                                   ----------          ----------
        Net cash provided by (used in) operating activities.....................        101.0              (717.0)
                                                                                   ----------          ----------

Cash flows from investing activities:

     Capital expenditures.......................................................        (33.5)              (30.1)
     Payments for purchases of equity interests in subsidiaries and
        affiliates, net of cash acquired........................................        (35.4)              (23.1)
     Proceeds from sale of businesses...........................................           --                29.3
     Purchases of short-term investments........................................        (78.7)             (324.9)
     Proceeds from short-term investments and other ............................        430.4               881.6
                                                                                   ----------          ----------
        Net cash provided by investing activities...............................        282.8               532.8
                                                                                   ----------          ----------

Cash flows from financing activities:

     Increase (decrease) in short-term borrowings...............................          6.2                (5.2)
     Proceeds from issuance of debt.............................................        995.2                 0.2
     Repayments of principal of long-term debt obligations......................         (1.5)               (2.6)
     Excess tax benefit on stock-based compensation ............................          5.6                 --
     Dividends paid.............................................................        (45.2)              (41.6)
     Purchase of treasury shares................................................       (359.2)             (377.9)
     Other, net.................................................................          5.8                37.6
                                                                                   ----------          ----------
        Net cash provided by (used in) financing activities.....................        606.9              (389.5)
                                                                                   ----------          ----------
Effect of exchange rate changes on cash and cash equivalents....................         (3.6)               (3.8)
                                                                                   ----------          ----------
        Net increase (decrease) in cash and cash equivalents....................        987.1              (577.5)
Cash and cash equivalents at beginning of period................................        835.8             1,165.6
                                                                                   ----------          ----------
Cash and cash equivalents at end of period......................................   $  1,822.9          $    588.1
                                                                                   ==========          ==========
Supplemental disclosures:
     Income taxes paid..........................................................   $     97.6          $     69.1
     Interest paid..............................................................   $     45.3          $     11.7

           The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements were prepared without audit pursuant to Securities and Exchange Commission rules. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP" or "GAAP") have been condensed or omitted pursuant to these rules.

2. The accompanying financial statements reflect all adjustments, consisting of normally recurring accruals, which in the opinion of management are necessary for a fair presentation, in all material respects, of the information contained therein. Certain amounts in prior periods have been reclassified to conform to the current presentation. These statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005 (the "2005 Form 10-K").

3. Results of operations for interim periods are not necessarily indicative of annual results.

4. Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the same basis, including if dilutive, common share equivalents which include outstanding options and restricted shares. For purposes of computing diluted earnings per share, 1,165,000 and 1,161,000 common share equivalents were assumed to be outstanding for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006 and 2005, respectively, 6,187,000 shares and 4,360,000 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

      The number of shares used in our earnings per share computations were:

                                               Three Months Ended March 31,
                                               -------------------------------
                                                  2006                2005
                                               -----------         -----------
      Basic EPS Computation                    176,666,000         182,644,000
      Diluted EPS Computation                  177,831,000         183,805,000

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.    Total comprehensive income and its components were ($ in millions):

                                                                              Three Months
                                                                             Ended March 31,
                                                                  ---------------------------------
                                                                      2006                  2005
                                                                  -----------           -----------
         Net income for the period............................    $     165.7           $     150.5

         Foreign currency translation adjustment, net of
         income taxes of $10.8 and $(24.8) for the three
         months ended March 31, 2006 and 2005, respectively...           20.0                 (46.1)
                                                                  -----------           -----------
         Comprehensive income for the period..................    $     185.7           $     104.4
                                                                  ===========           ===========


6. Our wholly and partially owned agencies operate within the advertising, marketing and corporate communications services industry. These agencies are organized into agency networks, virtual client networks, regional reporting units and operating groups. During 2005, we completed the reorganization of our operating segments and the formation of a fifth agency network. Consistent with the fundamentals of our business strategy, our agencies serve similar clients, in similar industries, and in many cases, the same clients across a variety of geographies. In addition, our agency networks have similar economic characteristics and similar long-term operating margins, as the main economic components of each agency are the salary and service costs associated with providing professional services, the office and general costs associated with office space and occupancy, and the costs associated with the provision of technology requirements which are generally limited to personal computers, servers and off-the-shelf software. Therefore, given these similarities and in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information, most specifically paragraph 17, we aggregate our operating segments, which are our five agency networks, into one reporting segment.

            A summary by geographic area of our revenue for the periods ended March 31, 2006 and 2005 and long-lived assets and goodwill as of March 31, 2006 and 2005, is presented below ($ in millions):

                                                        Americas                EMEA             Asia/Australia
                                                        --------                ----             --------------
        2006
           Revenue                                     $ 1,573.7             $   835.0             $   154.2
           Long-Lived Assets                               415.1                 148.7                  42.2
           Goodwill                                      5,571.8                 954.4                  52.4

        2005
           Revenue                                     $ 1,421.0             $   842.2             $   139.8
           Long-Lived Assets                               405.9                 167.5                  43.7
           Goodwill                                      5,286.5               1,047.7                  47.2

            The Americas is primarily composed of the U.S., Canada and Latin American countries. EMEA is primarily composed of various Euro countries, the United Kingdom,

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


      other non-Euro countries, the Middle East and Africa. Asia/Australia is primarily composed of China, Japan, Korea, Singapore, Australia and other Asian countries.

7. Short-term bank loans outstanding at March 31, 2006 of $21.5 million are comprised of domestic borrowings and bank overdrafts of our international subsidiaries which are treated as unsecured loans pursuant to our bank agreements. There was no commercial paper outstanding as of March 31, 2006. We had unsecured committed revolving credit facilities totaling $2,500.0 million as of March 31, 2006.

            In March 2006, we issued $1.0 billion principal amount of 5.90% senior notes due April 15, 2016 ("Senior Notes"). The gross proceeds from the issuance were $995.1 million. The gross proceeds less fees resulted in a 6.05% yield to maturity. The Senior Notes were issued by Omnicom Group Inc. and two of our wholly-owned finance subsidiaries, Omnicom Capital Inc. and Omnicom Finance Inc., as co-obligors, similar to our Convertible Notes. The Senior Notes are senior unsecured notes that rank in equal right of payment with all existing and future unsecured indebtedness and as a joint and several liability of the issuer and the co-obligors.

8. In 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB No. 123 ("SFAS 148"). We adopted SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") effective January 1, 2004. Pre-tax stock-based employee compensation expense for the three months ended March 31, 2006 and 2005, was $15.7 million and $26.0 million, respectively.

            On January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R") which requires, among other things, that we record stock-based compensation expense net of an estimate for awards that are expected to be forfeited. For all unvested awards outstanding at January 1, 2006, we recorded an adjustment to reflect the cumulative effect of this change in accounting principle. The adjustment in the first quarter of 2006 resulted in an increase in our operating profit and net income of $3.6 million and $2.0 million, respectively. Because this adjustment did not have a material affect on our results of operations and financial condition, we did not present this adjustment on an after-tax basis as a cumulative effect of accounting change in our income statement.

            SFAS 123R also requires new awards issued to individuals that are, or will become, retirement-eligible during the vesting period of the award to be expensed over the lesser of the period from the date of grant through the retirement-eligible date or the vesting date. This differs from our previous policy for awards that were issued prior to adoption of SFAS 123R with retirement eligibility provisions. For those awards, we recognized compensation expense over the vesting period and we accelerated compensation expense

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      upon the triggering of a retirement event. We estimate that for the full year of 2006, $13.5 million of pre-tax amortization of stock-based employee compensation expense will be recorded related to unvested awards at December 31, 2005 that were issued prior to adoption of SFAS 123R to individuals that were retirement eligible at December 31, 2005 and the awards included retirement eligibility provisions. Had SFAS 123R been in effect when these awards were issued, stock-based compensation expense in 2006 would have been less by $13.5 million.

            SFAS 123R provides transition alternatives with respect to calculating the pool of windfall tax benefits within our additional paid-in capital (the "APIC Pool") that are available on the adoption date to offset potential future shortfalls. The APIC Pool results from the amount by which our prior year tax deductions for stock-based compensation exceed the cumulative book stock-based compensation expense recognized in our financial statements. We utilized the short-cut method as prescribed by FASB Statement of Position 123R-3 to calculate the APIC Pool.

            Finally, SFAS 123R requires that the benefits associated with the tax deductions in excess of recognized stock-based employee compensation expense be reported as a financing cash flow, rather than as an operating cash flow, as previously required. For the three months ended March 31, 2006, net cash provided by operating activities was reduced by $5.6 million and recorded as an increase in cash provided by financing activities.

9. Beginning on June 13, 2002, several putative class actions were filed against us and certain senior executives in the United States District Court for the Southern District of New York. The actions have since been consolidated under the caption In re Omnicom Group Inc. Securities Litigation, No. 02-CV4483 (RCC), on behalf of a proposed class of purchasers of our common stock between February 20, 2001 and June 11, 2002. The consolidated complaint alleges, among other things, that our public filings and other public statements during that period contained false and misleading statements or omitted to state material information relating to (1) our calculation of the organic growth component of period-to-period revenue growth, (2) our valuation of and accounting for certain internet investments made by our Communicade Group ("Communicade"), which we contributed to Seneca Investments LLC ("Seneca") in 2001, and (3) the existence and amount of certain contingent future obligations in respect of acquisitions. The complaint seeks an unspecified amount of compensatory damages plus costs and attorneys' fees. Defendants moved to dismiss the complaint and on March 28, 2005, the court dismissed portions (1) and (3) of the complaint detailed above. The court's decision denying the defendants' motion to dismiss the remainder of the complaint did not address the ultimate merits of the case, but only the sufficiency of the pleading. Defendants have answered the complaint, and fact discovery is ongoing. Plaintiffs have moved to have the proposed class certified and the defendants have opposed that motion, which is now fully briefed.

                       OMNICOM GROUP INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

10. On March 31, 2006, we entered into an agreement to purchase 5.5 million shares of our outstanding common stock for $458.7 million. The shares were repurchased under an accelerated share repurchase ("ASR") program with a financial institution at $83.41 per share with an initial settlement date of April 3, 2006. The purchase was funded using a portion of the proceeds from our senior debt offering (see Note 7). Under the ASR agreement, the financial institution will repurchase shares of our common stock in the open market until it has acquired 5.5 million shares. At the end of that period, but no later than December 10, 2006, we may receive or be required to pay a settlement amount, referred to as the purchase price adjustment, payable at our option, in either shares of our common stock or cash, based upon the difference between the actual cost of the shares purchased by the financial institution and the initial purchase price of $83.41 per share. In accordance with Emerging Issues Task Force No. 99-7, Accounting for an Accelerated Share Repurchase Program, the shares will be included in treasury stock beginning in the second quarter of 2006 and the settlement of the transactions will be classified in shareholders' equity. The final purchase price adjustment will be reflected in the treasury stock component of shareholders' equity.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Executive Summary

      We are a strategic holding company. We provide professional services to clients through multiple agencies around the world. On a global, pan-regional and local basis, our agencies provide these services in the following disciplines: traditional media advertising, customer relationship management, public relations and specialty communications. Our business model was built and evolves around clients. While our companies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. The fundamental premise of our business is that our clients' specific requirements should be the central focus in how we structure our business offerings and allocate our resources. This client-centric business model results in multiple agencies collaborating in formal and informal virtual networks that cut across internal organizational structures to deliver consistent brand messages for a specific client and execute against our clients' specific marketing requirements. We continually seek to grow our business with our existing clients by maintaining our client-centric approach, as well as expanding our existing business relationships into new markets and new clients. In addition, we pursue selective acquisitions of complementary companies with strong entrepreneurial management teams that typically either currently serve or have the ability to serve our existing client base.

      Globally, during the past few years, the overall industry has continued to be affected by geopolitical unrest, lagging economic conditions, lack of consumer confidence and cautious client spending. All of these factors contributed to a difficult business environment and industry-wide margin contraction. Throughout this period, we continued to invest in our businesses and our personnel, and took action to reduce costs at some of our agencies to address the changing economic circumstances. In recent periods, improving economic conditions, coupled with the business trends described below, have had a positive impact on our business.

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

      Given our size and breadth, we manage our business by monitoring several financial indicators. The key indicators that we review focus on revenues and operating expenses.

      Revenue growth is analyzed by reviewing the components and mix of the growth, including growth by major geographic location, growth by major marketing discipline, growth from currency changes, growth from acquisitions and growth from our largest clients.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (Continued)

      In recent years, our revenue has been divided almost evenly between domestic and international operations. For the three months ended March 31, 2006, our overall revenue growth was 6.7% as compared to the prior year period, which was reduced by 2.7% related to changes in foreign exchange rates and increased by 0.7% related to the acquisition of entities, net of entities disposed. The remaining increase of 8.7% was organic growth.

      We measure operating expenses in two distinct cost categories: salary and service costs, and office and general expenses. Salary and service costs are comprised primarily of employee compensation related costs. Office and general expenses are comprised primarily of rent and occupancy costs, technology related costs and depreciation and amortization. Each of our agencies requires service professionals with a skill set that is common across our disciplines. At the core of this skill set is the ability to understand a client's brand and its selling proposition, and the ability to develop a unique message to communicate the value of the brand to the client's target audience. The facility requirements of our agencies are also similar across geographic regions and disciplines, and their technology requirements are generally limited to personal computers, servers and off-the-shelf software.

      Because we are a service business, we monitor these costs on a percentage of revenue basis. Salary and service costs tend to fluctuate in conjunction with changes in revenues, whereas office and general expenses, which are not directly related to servicing clients, tend to decrease as a percentage of revenue as revenues increase because a significant portion of these expenses are relatively fixed in nature. During the first quarter of 2006, as a percentage of revenue, salary and service costs were 72.0%, which is the same level as the first quarter of 2005. Office and general expenses declined to 16.9% of revenue in the first quarter of 2006 from 17.3% in the first quarter of 2005, as a result of period-over-period revenue growth and our continuing efforts to leverage fixed costs and better align these costs with business levels on a location-by-location basis.

      Our net income for the first quarter of 2006 increased by 10.1% to $165.7 million from $150.5 million in the first quarter of 2005. Included in our 2006 first quarter net income is a $2.0 million benefit resulting from the cumulative effect of the adoption of SFAS 123R and the requirement to provide an estimate for forfeitures on all unvested stock-based compensation awards, as of January 1, 2006. In prior years, in accordance with SFAS 123, we recorded forfeitures when they actually occurred. Our diluted earnings per share increased by 13.4% to $0.93 from $0.82 in the first quarter of 2005 for the reasons described above, as well as the impact of the reduction in our weighted average shares outstanding. This reduction was the result of our purchases of treasury shares net of option exercises and share issuances under our employee stock purchase plan.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations:  First Quarter 2006 Compared to First Quarter 2005

      Revenue: Our first quarter of 2006 consolidated worldwide revenue increased 6.7% to $2,562.9 million from $2,403.0 million in the comparable period last year. The effect of foreign exchange impacts decreased worldwide revenue by $65.3 million. Acquisitions, net of disposals, increased worldwide revenue by $17.3 million in the first quarter of 2006 and organic growth increased worldwide revenue by $207.9 million. The components of the first quarter 2006 revenue growth in the U.S. ("domestic") and the remainder of the world ("international") are summarized below ($ in millions):

                                                     Total                   Domestic                 International
                                             --------------------       -------------------       ---------------------
                                                  $           %             $           %             $            %
                                             ----------     -----       ----------    -----       ----------     -----
     Quarter ended March 31, 2005.........   $  2,403.0      --         $  1,312.1      --        $  1,090.9      --

     Components of revenue changes:
     Foreign exchange impact..............        (65.3)    (2.7)%             --       --             (65.3)    (6.0)%
     Acquisitions.........................         17.3      0.7%             16.9     1.3%              0.4      0.1%
     Organic..............................        207.9      8.7%            104.0     7.9%            103.9      9.5%
                                             ----------     ----        ----------     ---        ----------     ----
     Quarter ended March 31, 2006.........   $  2,562.9      6.7%       $  1,433.0     9.2%       $  1,129.9      3.6%
                                             ==========      ===        ==========     ===        ==========      ===

The components and percentages are calculated as follows:

      o The foreign exchange impact component shown in the table is calculated by first converting the current period's local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $2,628.2 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $2,562.9 million less $2,628.2 million for the Total column in the table).

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

      o The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $2,403.0 million for the Total column in the table).

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (Continued)

      The components of revenue and revenue growth in our primary geographic markets for the first quarter of 2006 compared to the first quarter of 2005 are summarized below ($ in millions):

                                               $ Revenue            % Growth
                                               ---------            --------
      United States.......................     $  1,433.0              9.2%
      Euro Markets........................          483.8             (4.4)%
      United Kingdom......................          273.7              3.1%
      Other...............................          372.4             16.7%
                                               ----------             ----
      Total...............................     $  2,562.9              6.7%
                                               ==========             ====

      As indicated, foreign exchange impacts decreased our international revenue by 6.0%, or $65.3 million during the quarter ended March 31, 2006. The most significant impacts resulted from the decline of the Euro and the British Pound against the U.S. Dollar, which was partially offset by the strength of the Canadian Dollar and Brazilian Real against the U.S. Dollar.

      Driven by our clients' continuous demand for more effective and efficient branding activities, we strive to provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. These services include advertising, brand consultancy, crisis communications, custom publishing, database management, digital and interactive marketing, direct marketing, directory advertising, entertainment marketing, environmental design, experiential marketing, field marketing, financial/corporate business-to-business advertising, graphic arts, healthcare communications, instore design, investor relations, marketing research, media planning and buying, mobile marketing services, multi-cultural marketing, non-profit marketing, organizational communications, package design, product placement, promotional marketing, public affairs, public relations, real estate advertising and marketing, recruitment communications, reputation consulting, retail marketing, search engine marketing and sports and event marketing. In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories as summarized below: traditional media advertising, customer relationship management (referred to as CRM), public relations and specialty communications ($ in millions).

                                         1st Quarter    % of       1st Quarter    % of           $           %
                                            2006       Revenue        2005       Revenue       Growth      Growth
                                         -----------   -------     -----------   -------      ---------    ------
Traditional media advertising             $ 1,104.7     43.1%       $ 1,049.7     43.7%       $    55.0      5.2%
CRM                                           892.1     34.8%           811.0     33.7%            81.1     10.0%
Public relations                              259.8     10.1%           256.3     10.7%             3.5      1.4%
Specialty communications                      306.3     12.0%           286.0     11.9%            20.3      7.1%
                                          ---------                 ---------                 ---------
                                          $ 2,562.9                 $ 2,403.0                 $   159.9      6.7%
                                          =========                 =========                 =========

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (Continued)

      Operating Expenses: Our first quarter 2006 worldwide operating expenses increased $132.8 million, or 6.2%, to $2,278.5 million from $2,145.7 million in the first quarter of 2005, as shown below ($ in millions).

                                                                    Three Months Ended March 31,
                                       ----------------------------------------------------------------------------------
                                                   2006                             2005                   2006 vs 2005
                                       ----------------------------     -----------------------------   -----------------
                                                            % of                             % of
                                                    %       Total                      %     Total
                                                   of     Operating                   of    Operating     $          %
                                          $      Revenue  Expenses         $       Revenue  Expenses    Growth     Growth
                                       --------  -------  ---------     --------   -------  ---------   ------     ------
Revenue ...........................    $2,562.9                         $2,403.0                        $159.9       6.7%

Operating Expenses:
    Salary and service costs.......     1,844.8   72.0%    81.0%         1,731.0     72.0%    80.7%      113.8      6.6%
    Office and general expenses....       433.7   16.9%    19.0%           414.7     17.3%    19.3%       19.0      4.6%
                                        -------   ----    -----          -------     ----                -----      ---
Total Operating Expenses...........     2,278.5   88.9%                  2,145.7     89.3%               132.8      6.2%
Operating Profit...................    $  284.4   11.1%                 $  257.3     10.7%              $ 27.1     10.5%
                                       ========                         ========                        ======

      Because we provide professional services, salary and service costs represent the largest part of our operating expenses. During the first quarter of 2006, we continued to invest in our businesses and their professional personnel. As a percentage of total operating expenses, salary and service costs were 81.0% in the first quarter of 2006 and 80.7% in the first quarter of 2005. These costs are comprised of salary and related costs and direct service costs. Most, or $113.8 million and 85.7%, of the $132.8 million increase in total operating expenses in the first quarter of 2006 resulted from increases in salary and service costs. This increase was attributable to the increase in our revenue in the first quarter of 2006 and the required increases in the direct costs necessary to deliver our services and pursue new business initiatives, including direct salaries, salary related costs and direct service costs, including freelance labor costs and direct administrative costs, such as travel. In addition, incentive compensation expense increased in 2006 when compared to 2005. The increase in cash-based incentive compensation expense was partially offset by a reduction in employee stock-based compensation expense including the reduction resulting from the adjustment to record the cumulative effect of the change in accounting principle required by our adoption of SFAS 123R. For additional information, see Note 8 to our condensed consolidated financial statements. Salary and service costs as a percentage of revenue was 72.0% in the first quarter of 2006 and 2005.

      Office and general expenses represented 19.0% and 19.3% of our operating expenses in the first quarter of 2006 and 2005, respectively. These costs are comprised of office and equipment rent, technology costs and depreciation, amortization of identifiable intangibles, professional fees and other overhead expenses. As a percentage of revenue, office and general expenses decreased from 17.3% in the first quarter of 2005 to 16.9% in the first quarter of 2006 because these costs are relatively fixed in nature and decrease as a percentage of revenue as revenue increases. In addition, this quarter-over-quarter decrease resulted from our continuing efforts to better align these costs with business levels on a location-by-location basis.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (Continued)

      Included in operating profit and net income for the quarter ended March 31, 2006 is a benefit of $3.6 million and $2.0 million, respectively, resulting from the cumulative effect of the adoption of SFAS 123R and the requirement to provide an estimate for forfeitures on all unvested stock-based compensation awards, as of January 1, 2006. Additionally, included in operating profit and net income in the first quarter of 2005 was a gain of $6.9 million and $0.4 million, respectively, related to the sale of a majority-owned business located in Australia and New Zealand. The impact of these transactions on our operating income, margins, income taxes and net income is summarized below:

                                          First Quarter 2006                         First Quarter 2005
                               --------------------------------------      -------------------------------------
                               Reported      Adjustments     Adjusted      Reported      Adjustments    Adjusted      % Change
                               --------      -----------     --------      --------      -----------    --------      --------
Revenue                        $2,562.9       $    --       $2,562.9       $2,403.0       $    --       $2,403.0          6.7%

Operating Profit                  284.4          (3.6)         280.8          257.3          (6.9)         250.4         12.1%
   % Margin                        11.1%         (0.1)%         11.0%          10.7%         (0.3)%         10.4%

Net Interest Expense               15.1            --           15.1           12.1            --           12.1
                               --------       -------       --------       --------       -------       --------
Income Before Income Tax          269.3          (3.6)         265.7          245.2          (6.9)         238.3         11.5%
   % Margin                        10.5%         (0.1)%         10.4%          10.2%         (0.3)%          9.9%

Income Taxes                       90.9          (1.6)          89.3           86.1          (6.1)          80.0
   % Tax Rate                      33.8%         44.4%          33.6%          35.1%         88.4%          33.6%
                               --------       -------       --------       --------       -------       --------
Income After Income Tax           178.4          (2.0)         176.4          159.1          (0.8)         158.3         11.4%

Equity in Earnings
  of Affiliates                     4.9            --            4.9            5.2            --            5.2

Minority Interests                (17.6)           --          (17.6)         (13.8)          0.4          (13.4)

                               --------       -------       --------       --------       -------       --------
Net Income                     $  165.7       $  (2.0)      $  163.7       $  150.5       $  (0.4)      $  150.1          9.1%
                               ========       =======       ========       ========       =======       ========

      The table above is intended to facilitate the above discussion regarding the results of our operations. As a result of the adjustments above, the "Adjusted" numbers are non-GAAP measures. We believe that by making the adjustments above, the "Adjusted" numbers are more comparable to previous quarters and thus more meaningful for the purpose of this analysis.

      Net Interest Expense: Our net interest expense increased in the first quarter of 2006 to $15.1 million, as compared to $12.1 million in the first quarter of 2005. Our gross interest expense increased by $6.1 million to $23.4 million. This increase was primarily impacted by $5.7 million of additional interest costs resulting from the amortization of payments we made during the third quarter of 2005 and the first quarter of 2006 to holders of certain of our convertible notes. In August 2005, we paid $33.5 million to holders of our Zero Coupon Zero Yield Convertible Notes due 2032 ("2032 Notes") not to exercise certain put rights and in February 2006, we paid $39.2 million to holders of our Liquid Yield Option Notes due 2031 ("2031 Notes") as an incentive to the holders not to exercise their February 2006 put right.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (Continued)

Substantially all of the quarter-over-quarter increases in these payments were due to market increases in short-term interest rates. These increases were partially offset by interest expense savings relative to our Euro-denominated ("(euro)") 152.4 million 5.20% Notes that were redeemed upon their maturity in June 2005. The increase in interest income is the result of increased levels of cash and short-term investments on hand during the quarter as well as increases in short-term rates.

      As a result of interest related payments made in the second half of 2005 and a payment we made to holders of the 2031 Notes in February 2006, we expect interest expense to increase by $11.3 million in 2006 compared to 2005, as these payments are amortized ratably through their next put dates. Also, we expect interest expense for the remainder of the year to be further increased by additional payments we may make during the third quarter of 2006 on our Zero Coupon Zero Yield Convertible Notes due 2033, as well as interest expense related to our $1.0 billion Senior Notes we issued in late March 2006. At this time, we do not anticipate making an additional payment during the third quarter of 2006 related to our 2032 Notes.

      Income Taxes: Our consolidated effective income tax rate was 33.8% in the first quarter of 2006, which is lower than our reported tax rate of 35.1% for the first quarter of 2005. However, as set forth in the table above, excluding the effect of the net gain and the unusually high book-tax rate on that gain resulting from the sale of a majority-owned business located in Australia and New Zealand in the first quarter of 2005, our first quarter 2005 rate was 33.6%. This rate is similar to the first quarter of 2006 tax rate of 33.6%, as adjusted for the adoption of SFAS 123R.

      Earnings Per Share (EPS): For the foregoing reasons, our net income in the first quarter of 2006 increased $15.2 million, or 10.1%, to $165.7 million from $150.5 million in the first quarter of 2005. Diluted earnings per share increased 13.4% to $0.93 in the first quarter of 2006, as compared to $0.82 in the prior year period for the reasons described above, as well as the impact of the reduction in our weighted average shares outstanding. This reduction was the result of our purchases of treasury shares, net of shares issued upon option exercises and shares issued under our employee stock purchase plan. As described in Note 10 to our condensed consolidated financial statements, on April 3, 2006, we purchased 5.5 million shares of our outstanding common stock, which will be included in treasury stock and will reduce our future weighted average common shares outstanding.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies

      For a more complete understanding of all of our accounting policies, our financial statements and the related management's discussion and analysis of those results, readers are encouraged to consider this information together with our discussion of our critical accounting policies under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2005 Form 10-K, as well as our consolidated financial statements and the related notes included in our 2005 Form 10-K.

New Accounting Pronouncements

      Effective January 1, 2006, we adopted SFAS 123R using the modified prospective application transition method. Because the fair value recognition provisions of SFAS 123 and SFAS 123R were materially consistent under our equity plans, the adoption of SFAS 123R did not have a significant impact on our financial position or our results of operations. See Note 8 to our condensed consolidated financial statements for additional information.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (Continued)

Contingent Acquisition Obligations

      Certain of our acquisitions are structured with contingent purchase price obligations, often referred to as earn-outs. We utilize contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period. These payments are not contingent upon future employment. The aggregate amount of future contingent purchase price payments that we would be required to pay for prior acquisitions, assuming that the businesses perform over the relevant future periods at their current profit levels, is approximately $442 million as of March 31, 2006. The ultimate amounts payable cannot be predicted with reasonable certainty because they are dependent upon future results of operations of subject businesses and are subject to changes in foreign currency exchange rates. In accordance with U.S. GAAP, we have not recorded a liability for these items on our balance sheet since the definitive amount is not determinable or distributable. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. Our obligations change from period to period primarily as a result of payments made during the current period, changes in the acquired entities' performance and changes in foreign currency exchange rates. These differences could be significant. The contingent purchase price obligations as of March 31, 2006, calculated assuming that the acquired businesses perform over the relevant future periods at their current profit levels, are as follows ($ in millions):

          Remainder
            2006          2007        2008       2009       Thereafter     Total
          ---------       ----        ----       ----       ----------     -----
           $ 120         $ 136        $ 92       $ 49          $ 45        $ 442

      In addition, owners of interests in certain of our subsidiaries or affiliates have the right in certain circumstances to require us to purchase additional ownership stakes in those companies. Assuming that the subsidiaries and affiliates perform over the relevant periods at their current profit levels, the aggregate amount we could be required to pay in future periods is approximately $269 million, $158 million of which relates to obligations that are currently exercisable. If these rights are exercised, there would be an increase in our net income as a result of our increased ownership and the reduction of minority interest expense. The ultimate amount payable relating to these transactions will vary because it is primarily dependent on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates. The actual amount that we pay is likely to be different from this estimate and the difference could be significant. The obligations that exist for these agreements as of March 31, 2006, calculated using the assumptions above, are as follows ($ in millions):

                                     Currently    Not Currently
                                    Exercisable    Exercisable        Total
                                    -----------    -----------        -----
         Subsidiary agencies          $ 114          $ 105            $ 219
         Affiliated agencies             44              6               50
                                      -----          -----            -----
              Total                   $ 158          $ 111            $ 269
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

      Our principal discretionary cash requirements include dividend payments to our shareholders, repurchases of our common stock, payments for strategic acquisitions and capital expenditures. Typically, our discretionary spending is also funded from operating cash flow and cash on hand. However, in any given year, depending on the level of discretionary activity, we may use other sources of available funding, such as the liquidation of short-term investments, the issuance of commercial paper to finance these activities or accessing the capital markets. The repurchases of our stock during the first quarter of 2006 are summarized in Part II, Item 2 "Unregistered Sales of Equity Securities and Use of Proceeds" of this Quarterly Report on Form 10-Q.

      We have a seasonal working capital cycle. Working capital requirements are lowest at year-end. The fluctuation in working capital requirements between the lowest and highest points during the course of the year can be more than $1.5 billion. This cycle occurs because our businesses incur costs on behalf of our clients, including when we place media and incur production costs. We generally require collection from our clients prior to our payment for the media and production cost obligations.

      Liquidity: We had cash and cash equivalents totaling $1,822.9 million and $835.8 million at March 31, 2006 and December 31, 2005, respectively. The increase in cash is primarily the result of changes in the components of working capital and the issuance of our Senior Notes in March 2006. We also had short-term investments totaling $38.8 million and $374.1 million at March 31, 2006 and December 31, 2005, respectively. For the first three months of 2006, we generated $101.0 million of cash flow from operations. As discussed in Note 10 to our condensed consolidated financial statements, on April 3, 2006, we purchased 5.5 million shares of our outstanding common stock for $458.7 million.

      Capital Resources: We have a $2,100.0 million revolving credit facility which matures May 23, 2010. We also have a $400.0 million 364-day revolving credit facility with a maturity date of June 29, 2006. The 364-day facility includes a provision that allows us to convert all amounts outstanding at expiration of the facility into a one-year term loan.

      In funding our day-to-day liquidity, we are an active participant in the commercial paper market with a $1,500.0 million program. Both of our revolving credit facilities provide credit support for commercial paper issued under this program, as well as to provide back-up liquidity

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (Continued)

in the event any of our convertible notes are put back to us. As of March 31, 2006, we had no commercial paper outstanding. Accordingly, we have the ability to classify outstanding borrowings, if any, under these facilities as long-term debt.

      Our revolving credit facilities are provided by bank syndicates, which include large global banks such as Citibank, JP Morgan Chase, HSBC, ABN Amro, Societe Generale, Barclays, Bank of America and BBVA. We also include large regional banks in the U.S. such as Wachovia, US Bancorp, Northern Trust, PNC and Wells Fargo. We also include banks that have a major presence in countries where we conduct business such as Sumitomo in Japan, Fortis in Belgium, San Paolo in Italy, Scotia in Canada and Westpac in Australia.

      Debt: We had short-term bank loans of $21.5 million and $15.0 million, respectively, as of March 31, 2006 and December 31, 2005. The short-term bank loans consisted of local borrowings and bank overdrafts of our international subsidiaries and are treated as unsecured loans pursuant to our bank agreements.

      In March 2006, we issued $1.0 billion principal amount of 5.90% Senior Notes due April 15, 2016. The gross proceeds from the issuance were $995.1 million. The gross proceeds less fees resulted in a 6.05% yield to maturity. The Senior Notes were issued by Omnicom Group Inc. and two of our wholly-owned finance subsidiaries, Omnicom Capital Inc. and Omnicom Finance Inc., as co-obligors, similar to our Convertible Notes. The Senior Notes are senior unsecured notes that rank in equal right of payment with all existing and future unsecured indebtedness and as a joint and several liability of the issuer and the co-obligors.

      Our outstanding debt and amounts available under our credit facilities as of March 31, 2006 were as follows ($ in millions):

                                                                                     Debt         Available
                                                                                   Outstanding     Credit
                                                                                   -----------     ------
         Current Debt (due in less than 1 year).................................    $   22.4            --
         Commercial Paper issued under
              $2,100.0 Million Revolver - due May 23, 2010......................          --      $2,100.0
         $400.0 Million Facility - due June 29, 2006............................          --         400.0
         Senior Notes - due April 15, 2016......................................       995.1            --
         Liquid Yield Option Notes - due February 7, 2031.......................       847.0            --
         Zero Coupon Zero Yield Convertible Notes - due July 31, 2032...........       892.3            --
         Zero Coupon Zero Yield Convertible Notes - due June 15, 2033...........       600.0            --
         Other Debt.............................................................        18.0            --
                                                                                    --------      --------
     Total......................................................................    $3,374.8      $2,500.0
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

      During the first quarter of 2006, we entered into Japanese Yen-based cross-currency interest rate swaps, with an aggregate notional principal amount of 22.0 billion Yen that mature in 2013. These swaps effectively hedge our net investment in certain Japanese Yen based denominated assets.

      Our 2005 Form 10-K provides a more detailed discussion of the market risks affecting our operations. As of March 31, 2006, no material change had occurred in our market risks from the disclosure contained in our 2005 Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

      We have established and continue to maintain disclosure controls and procedures and internal control over financial reporting designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on that evaluation, our CEO and CFO concluded that as of March 31, 2006, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 is appropriate. KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, has issued an attestation report on management's assessment of Omnicom's internal control over financial reporting as of December 31, 2005, dated February 24, 2006. There have not been any changes in our internal control over financial reporting that occurred during our first fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

The information regarding legal proceedings described in Note 9 to the condensed consolidated financial statements set forth in Part I of this Report is incorporated by reference into this Part II, Item 1.

Item 1A.  Risk Factors

There have been no material changes in the risk factors disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table presents information with respect to purchases of our common stock made during the three months ended March 31, 2006 by us or any of our "affiliated purchasers."

                                                                              (c)
                                                                         Total Number                 (d)
                                     (a)                (b)          of Shares Purchased        Maximum Number
                                    Total             Average        As Part of Publicly      of Shares that May
                                   Number of         Price Paid         Announced Plans     Yet Be Purchased Under
During the month in 2006:     Shares Purchased (1)   Per Share           or Programs        the Plans or Programs
-------------------------     --------------------   ---------       -------------------    ----------------------
January                              591,000           $ 83.46                    --                        --

February                           2,082,400           $ 82.35                    --                        --

March                              1,660,000           $ 83.34                    --                        --
                                   ---------           -------            ----------                ----------
Total                              4,333,400           $ 82.88                    --                        --
                                   =========           =======            ==========                ==========

(1) The shares were purchased in the open market for general corporate purposes.


Item 6.       Exhibits

(a)   Exhibits

      4.1 Form of Senior Debt Securities Indenture (Exhibit 4.1 to our Registration Statement on Form S-3 (Registration No.333-132625) and incorporated herein by reference).

      4.2 First Supplemental Indenture, dated as of March 29, 2006, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, N.A., as trustee, in connection with our issuance of $1.0 billion 5.90% Notes due 2016 (Exhibit 4.2 to the Form 8-K (Registration No. 1-10551) dated March 29, 2006 (the "3-29-06 8-K") and incorporated herein by reference).

      4.3 Form of 5.90% Notes due 2016 (Exhibit 4.3 to the 3-29-06 8-K and incorporated herein by reference).

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

                                       OMNICOM GROUP INC.

Dated: May 1, 2006                        /s/ Randall J. Weisenburger
                                          -----------------------------------
                                          Randall J. Weisenburger
                                          Executive Vice President
                                          and Chief Financial Officer
                                          (on behalf of Omnicom Group Inc.
                                          and as Principal Financial Officer)