Form 10-Q
period 2006-06-30
OMNICOM GROUP INC
filed 2006-08-09
CIK 29989

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2006

Commission File Number: 1-10551

OMNICOM GROUP INC.
 (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-1514814 (IRS Employer Identification Number)

437 Madison Avenue, New York, New York (Address of principal executive offices)	10022 (Zip Code)

(212) 415-3600
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $0.15 par value - 171,800,000 shares as of July 31, 2006

OMNICOM GROUP INC. AND SUBSIDIARIES
INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets —
	June 30, 2006 and December 31, 2005	1

	Condensed Consolidated Statements of Income — Three
	Months and Six Months Ended June 30, 2006 and 2005	2

	Condensed Consolidated Statements of Cash Flows —
	Six Months Ended June 30, 2006 and 2005	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 6.	Exhibits	30

	Signatures	32

	Certifications

Forward-Looking Statements

        Certain of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. These statements relate to future events or future financial performance and involve known and unknown risks and other factors that may cause our actual or our industry’s results, levels of activity or achievement to be materially different from those expressed or implied by any forward-looking statements. These risks and uncertainties, which are described in our 2005 Annual Report on Form 10-K under Item 1A-Risk Factors include, but are not limited to, our future financial condition and results of operations, changes in general economic conditions, competitive factors, changes in client communication requirements, the hiring and retention of human resources and our international operations, which are subject to the risks of currency fluctuations and exchange controls. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are present expectations. We undertake no obligation to update or revise any forward-looking statement.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

ASSETS	(Unaudited) June 30, 2006	December 31, 2005
CURRENT ASSETS:
Cash and cash equivalents	$ 1,092.0	$ 835.8
Short-term investments at market, which approximates cost	43.2	374.1
Accounts receivable, net of allowance for doubtful accounts
of $51.1 and $53.9	5,384.4	5,366.1
Billable production orders in process, at cost	641.0	542.0
Prepaid expenses and other current assets	1,034.9	849.4

Total Current Assets	8,195.5	7,967.4

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost,
less accumulated depreciation and amortization of $950.2 and $873.1	617.9	608.7
INVESTMENTS IN AFFILIATES	190.2	182.4
GOODWILL	6,787.2	6,493.1
INTANGIBLE ASSETS, net of accumulated amortization of $197.3 and $176.3	116.5	121.4
DEFERRED TAX BENEFITS	298.2	309.8
OTHER ASSETS	247.8	237.1

TOTAL ASSETS	$16,453.3	$15,919.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 6,249.6	$ 6,218.9
Advance billings	986.1	908.7
Current portion of long-term debt	0.9	1.1
Bank loans	16.4	15.0
Accrued taxes	143.0	196.3
Other liabilities	1,234.7	1,360.3

Total Current Liabilities	8,630.7	8,700.3

LONG-TERM DEBT	1,013.6	18.2
CONVERTIBLE NOTES	2,206.8	2,339.3
DEFERRED COMPENSATION AND OTHER LIABILITIES	272.2	298.4
LONG-TERM DEFERRED TAX LIABILITY	507.4	442.7
MINORITY INTERESTS	188.8	173.0

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	29.8	29.8
Additional paid-in capital	1,638.6	1,675.1
Retained earnings	3,920.8	3,599.0
Accumulated other comprehensive income	195.0	59.8
Treasury stock, at cost	(2,150.4)	(1,415.7)

Total Shareholders’ Equity	3,633.8	3,948.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,453.3	$15,919.9

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUE	$ 2,823.4	$ 2,615.8	$ 5,386.3	$ 5,018.8

OPERATING EXPENSES:
Salary and service costs	1,959.9	1,803.3	3,804.7	3,534.1
Office and general expenses	446.1	430.5	879.7	845.4

	2,406.0	2,233.8	4,684.4	4,379.5

OPERATING PROFIT	417.4	382.0	701.9	639.3

NET INTEREST EXPENSE:
Interest expense	34.2	18.2	57.7	35.6
Interest income	(8.7)	(3.9)	(17.0)	(9.2)

	25.5	14.3	40.7	26.4

INCOME BEFORE INCOME TAXES	391.9	367.7	661.2	612.9

INCOME TAXES	131.7	124.3	222.6	210.5

INCOME AFTER INCOME TAXES	260.2	243.4	438.6	402.4

EQUITY IN EARNINGS OF AFFILIATES	6.3	5.0	11.2	10.2
MINORITY INTERESTS	(22.4)	(22.6)	(40.1)	(36.3)

NET INCOME	$ 244.1	$ 225.8	$ 409.7	$ 376.3

NET INCOME PER COMMON SHARE:
Basic	$ 1.43	$ 1.24	$ 2.36	$ 2.07
Diluted	$ 1.42	$ 1.24	$ 2.34	$ 2.05

DIVIDENDS DECLARED PER COMMON SHARE	$ 0.250	$ 0.225	$ 0.500	$ 0.450

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six Months Ended June 30,

	2006	2005

Cash flows from operating activities:
Net income	$ 409.7	$ 376.3
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization of tangible assets	71.8	67.0
Amortization of intangible assets	18.5	18.5
Minority interests	40.1	36.3
Earnings of affiliates in excess of dividends received	(5.0)	(3.8)
Net gain on investment activity	—	(7.0)
Windfall tax benefit on employee stock plans	—	14.0
Excess tax benefit on stock-based compensation	(10.1)	—
Provision for losses on accounts receivable	2.3	1.6
Amortization of stock-based compensation	33.9	47.4
Changes in assets and liabilities providing (requiring) cash, net of acquisitions:
Decrease (increase) in accounts receivable	142.8	(318.2)
Increase in billable production orders in process	(89.0)	(128.8)
Increase in prepaid expenses and other current assets	(170.0)	(98.9)
Net change in other assets and liabilities	(201.5)	(193.5)
Increase in advanced billings	56.0	30.9
Net increase in accrued and deferred taxes	10.2	21.2
Decrease in accounts payable	(123.1)	(433.2)

Net cash provided by (used in) operating activities	186.6	(570.2)

Cash flows from investing activities:
Capital expenditures	(73.0)	(67.2)
Net payments for purchases of equity interests in subsidiaries and
affiliates, net of cash acquired and disposed	(138.5)	(132.4)
Proceeds from sale of businesses	—	29.3
Purchases of short-term investments	(88.5)	(331.0)
Repayment of long-term notes receivable	13.5	72.1
Proceeds from short-term investments	420.9	883.1

Net cash provided by investing activities	134.4	453.9

Cash flows from financing activities:
Increase in short-term borrowings	0.9	116.2
Proceeds from issuance of debt	995.8	0.4
Repayments of principal of long-term debt obligations	(134.1)	(188.6)
Excess tax benefit on stock-based compensation	10.1	—
Dividends paid	(89.8)	(82.4)
Purchase of treasury shares	(958.6)	(524.0)
Proceeds from employee stock plans	153.5	34.2
Other, net	(43.6)	(48.9)

Net cash used in financing activities	(65.8)	(693.1)

Effect of exchange rate changes on cash and cash equivalents	1.0	(12.7)

Net increase (decrease) in cash and cash equivalents	256.2	(822.1)
Cash and cash equivalents at beginning of period	835.8	1,165.6

Cash and cash equivalents at end of period	$1,092.0	$ 343.5

Supplemental disclosures:
Income taxes paid	$ 217.5	$ 144.2
Interest paid	$ 57.8	$ 27.1

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The condensed consolidated financial statements were prepared without audit pursuant to Securities and Exchange Commission rules. Certain information and footnote disclosure required in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP” or “GAAP”) have been condensed or omitted pursuant to these rules.

2.	The accompanying financial statements reflect all adjustments, consisting of normally recurring accruals, which in the opinion of management are necessary for a fair presentation, in all material respects, of the information contained therein. Certain amounts in prior periods have been reclassified to conform to our current presentation. These statements should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”).

3.	Results of operations for interim periods are not necessarily indicative of results that may be expected for the year.

4.	Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the same basis, including if dilutive, common share equivalents which include outstanding options and restricted shares. For purposes of computing diluted earnings per share, 1,800,000 and 1,400,000 common share equivalents were assumed to be outstanding for the three months ended June 30, 2006 and 2005, respectively and 1,600,000 and 1,500,000 common share equivalents were assumed to be outstanding for the six months ended June 30, 2006 and 2005, respectively. For the three months ended June 30, 2006 and 2005, respectively, 3,000,000 shares and 4,600,000 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended June 30, 2006 and 2005, respectively, 5,700,000 and 4,600,000 shares were excluded from the calculations of diluted earnings per share because their effect would have been anti-dilutive.

                        The number of shares used in our earnings per share computations were:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005
Basic EPS Computation	170,200,000	181,400,000	173,600,000	182,000,000
Diluted EPS Computation	172,000,000	182,800,000	175,200,000	183,500,000

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Total comprehensive income and its components were ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005
Net income for the period	$244.1	$225.8	$409.7	$376.3

Foreign currency translation adjustment, net of income taxes of $62.0 and $53.9 and $72.8 and $78.8 for the three months and six months ended
June 30, 2006
and 2005, respectively	115.2	(100.2)	135.2	(146.3)

Comprehensive income for the period	$359.3	$125.6	$544.9	$230.0

6.	Our wholly and partially owned agencies operate within the advertising, marketing and corporate communications services industry. These agencies are organized into agency networks, virtual client networks, regional reporting units and operating groups. During 2005, we completed the reorganization of our operating segments and the formation of a fifth agency network. Consistent with the fundamentals of our business strategy, our agencies serve similar clients, in similar industries, and in many cases, the same clients across a variety of geographies. In addition, our agency networks have similar economic characteristics and similar long-term operating margins, as the main economic components of each agency are the salary and service costs associated with providing professional services, the office and general costs associated with office space and occupancy, and the costs associated with the provision of technology requirements which are generally limited to personal computers, servers and off-the-shelf software. Therefore, given these similarities and in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, most specifically paragraph 17, we aggregate our operating segments, which are our five agency networks, into one reporting segment.

A summary by geographic area of our revenue for the periods ended June 30, 2006 and 2005 and long-lived assets and goodwill as of June 30, 2006 and 2005, is presented below ($ in millions):

	Americas	EMEA	Asia/Australia
2006
Revenue - three months ended	$1,691.2	$ 967.6	$ 164.6
Revenue - six months ended	3,264.2	1,803.3	318.8
Long-Lived Assets	420.9	154.2	42.8
Goodwill	5,706.5	1,026.5	54.2

2005
Revenue - three months ended	$1,552.6	$ 902.4	$ 160.8
Revenue - six months ended	2,973.6	1,744.6	300.6
Long-Lived Assets	404.6	155.4	42.5
Goodwill	5,351.5	974.4	50.8

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Americas is primarily composed of the U.S., Canada and Latin American countries. EMEA is primarily composed of various Euro countries, the United Kingdom, other non-Euro countries, the Middle East and Africa. Asia/Australia is primarily composed of China, Japan, Korea, Singapore, Australia and other Asian countries.

7.	Short-term bank loans outstanding at June 30, 2006 of $16.4 million are comprised of domestic borrowings and bank overdrafts of our international subsidiaries that are treated as unsecured loans pursuant to our bank agreements. There was no commercial paper outstanding as of June 30, 2006.

In March 2006, we issued $1.0 billion principal amount of 5.90% Senior Notes due April 15, 2016 (“5.90% Senior Notes”). The gross proceeds from the issuance were $995.1 million. The gross proceeds less fees resulted in a 6.05% yield to maturity. The Senior Notes were issued by Omnicom Group Inc. and two of our wholly-owned finance subsidiaries, Omnicom Capital Inc. and Omnicom Finance Inc., as co-obligors, similar to our Convertible Notes. The 5.90% Senior Notes are senior unsecured notes that rank in equal right of payment with all existing and future unsecured indebtedness and as a joint and several liability of the issuer and the co-obligors.

On June 23, 2006, we amended and extended our five-year credit facility to June 23, 2011 and increased the amount available from $2.1 billion to $2.4 billion with substantially the same bank consortium. In conjunction with this amendment and extension, we terminated our $400.0 million 364-day revolving credit facility that was due to expire on June 29, 2006.

In June 2006, we offered to pay a supplemental interest payment of $27.50 per $1,000 of our Zero Coupon Zero Yield Convertible Notes due 2033 to holders that did not put their notes back to us and consented to the amendments to the notes and related indenture as of June 27, 2006. The principal amendment extended the maturity of the notes from June 15, 2033 to July 1, 2038. The additional amendments conformed other terms of the notes for the extension of the maturity date, as well as amending the comparable yield. On June 21, 2006, we repurchased $132.5 million of notes that were put to us. With respect to the remaining $467.5 million of notes as of June 30, 2006, noteholders holding a combined amount of $427.1 million of notes consented to the amendments, were paid $27.50 per $1,000 note and their notes were amended. The total supplemental interest payment of $11.7 million will be amortized ratably over a twenty-four-month period to the next put date in accordance with Emerging Issues Task Force (“EITF”) No. 96-19 — Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”). The next put date for these notes is June 15, 2008. The remaining noteholders, comprising $40.4 million aggregate principal amount of notes, did not consent to the amendments. As a result, these notes are still outstanding and were not amended and these noteholders were not paid the supplemental interest payment.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	In 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB No. 123 (“SFAS 148”). We adopted SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) effective January 1, 2004. Pre-tax stock-based employee compensation expense for the six months ended June 30, 2006 and 2005, was $33.9 million and $47.4 million, respectively.

On January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) which requires, among other things, that we record stock-based compensation expense net of an estimate for awards that are expected to be forfeited. For all unvested awards outstanding at January 1, 2006, we recorded an adjustment to reflect the cumulative effect of this change in accounting principle. The adjustment in the first quarter of 2006 resulted in an increase in our operating profit and net income of $3.6 million and $2.0 million, respectively. Because this adjustment did not have a material affect on our results of operations and financial condition, we did not present this adjustment on an after-tax basis as a cumulative effect of accounting change in our income statement.

SFAS 123R also requires new awards issued to individuals that are, or will become, retirement-eligible during the vesting period of the award to be expensed over the lesser of the period from the date of grant through the retirement-eligible date or the vesting date. This differs from our previous policy for awards that were issued prior to adoption of SFAS 123R with retirement eligibility provisions. For those awards, we recognized compensation expense over the vesting period and we accelerated compensation expense upon the triggering of a retirement event. We estimate that for the full year of 2006, $13.5 million of pre-tax amortization of stock-based employee compensation expense will be recorded related to unvested awards at December 31, 2005 that were issued prior to adoption of SFAS 123R to individuals that were retirement eligible at December 31, 2005 and the awards included retirement eligibility provisions. Had SFAS 123R been in effect when these awards were issued, stock-based compensation expense in 2006 would have been reduced by $13.5 million.

SFAS 123R provides transition alternatives with respect to calculating the pool of windfall tax benefits within our additional paid-in capital (the “APIC Pool”) that are available on the adoption date to offset potential future shortfalls. The APIC Pool results from the amount by which our prior year tax deductions for stock-based compensation exceed the cumulative book stock-based compensation expense recognized in our financial statements. We utilized the short-cut method as prescribed by FASB Statement of Position 123R-3 to calculate the APIC Pool.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Finally, SFAS 123R requires that the benefits associated with the tax deductions in excess of recognized stock-based employee compensation expense be reported as a financing cash flow, rather than as an operating cash flow, as previously required. For the six months ended June 30, 2006, net cash provided by operating activities was reduced by $10.1 million and recorded as an increase in cash provided by financing activities.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We will adopt FIN 48 in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We have begun the process of evaluating the expected impact of FIN 48 on our Consolidated Financial Statements. However, we are not yet in a position to assess the full impact and related disclosure.

9.	Beginning on June 13, 2002, several putative class actions were filed against us and certain senior executives in the United States District Court for the Southern District of New York. The actions have since been consolidated under the caption In re Omnicom Group Inc. Securities Litigation, No. 02-CV-4483 (RCC), on behalf of a proposed class of purchasers of our common stock between February 20, 2001 and June 11, 2002. The consolidated complaint alleges, among other things, that our public filings and other public statements during that period contained false and misleading statements or omitted to state material information relating to (1) our calculation of the organic growth component of period-to-period revenue growth, (2) our valuation of and accounting for certain internet investments made by our Communicade Group (“Communicade”), which we contributed to Seneca Investments LLC (“Seneca”) in 2001, and (3) the existence and amount of certain contingent future obligations in respect of acquisitions. The complaint seeks an unspecified amount of compensatory damages plus costs and attorneys’ fees. Defendants moved to dismiss the complaint and on March 28, 2005, the court dismissed portions (1) and (3) of the complaint detailed above. The court’s decision denying the defendants’ motion to dismiss the remainder of the complaint did not address the ultimate merits of the case, but only the sufficiency of the pleading. Defendants have answered the complaint, and discovery is currently expected to conclude in the fourth quarter of 2006. Plaintiffs have moved to have the proposed class certified and the defendants have opposed that motion, which is now fully briefed.

In addition, on June 28, 2002, a derivative action was filed on behalf of Omnicom in New York state court. On February 18, 2005, a second shareholder derivative action, again purportedly brought on behalf of the Company, was filed in New York state court. The derivative actions have been consolidated before one New York State Justice and the

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

plaintiffs have filed an amended consolidated complaint. The consolidated derivative complaint questions the business judgment of certain current and former directors of Omnicom, by challenging, among other things, the valuation of and accounting for the internet investments made by Communicade and the contribution of those investments to Seneca. The consolidated complaint alleges that the defendants breached their fiduciary duties of good faith. The lawsuit seeks from the directors the amount of profits received from selling Omnicom stock and other unspecified damages to be paid to the Company, as well as costs and attorneys’ fees. The defendants moved to dismiss the derivative complaint on the procedural ground that plaintiffs had failed to make a demand on the board. On June 27, 2006, the Court entered a decision denying the motion to dismiss. The decision did not address the merits of the allegations, but rather accepted the allegations as true for the purposes of the motion (as the Court was required to do) and excused plaintiffs from making a demand on the board. The defendants are considering an appeal of the decision on the motion to dismiss. In the meantime, under the current schedule, defendants are required to answer, move against or otherwise respond to the complaint by August 14, 2006.

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

10.	On March 31, 2006, we entered into an agreement to purchase 5.5 million shares of our outstanding common stock for $458.7 million. We repurchased the shares under an accelerated share repurchase (“ASR”) program with a financial institution at $83.41 per share with an initial settlement date of April 3, 2006. The purchase was funded using a portion of the proceeds from our 5.90% Senior Notes offering (see Note 7). During the second quarter of 2006, the financial institution purchased the 5.5 million shares of our common stock in the open market and we paid a settlement amount of $45.1 million, referred to as the purchase price adjustment, based upon the difference between the actual cost of the shares purchased by the financial institution of $91.61 per share and the initial purchase price of $83.41 per share. In accordance with EITF No. 99-7, Accounting for an Accelerated Share Repurchase Program, the 5.5 million shares were included in treasury stock at the initial settlement date. The final purchase price adjustment was also reflected in treasury stock upon final settlement.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	On July 28, 2006, we offered to pay a supplemental interest payment of $32.50 per $1,000 principal amount of notes to holders of our 2032 Notes as of August 1, 2006 to not put their notes back to us. On August 4, 2006, we repurchased $165.2 million of our 2032 Notes that were put to us. With respect to the remaining $727.0 million of notes, noteholders were paid a total of $23.6 million on August 2, 2006 that will be amortized ratably over a twelve-month period to the next put date in accordance with EITF No. 96-19.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

        We are a strategic holding company. We provide professional services to clients through multiple agencies around the world. On a global, pan-regional and local basis, our agencies provide these services in the following disciplines: traditional media advertising, customer relationship management, public relations and specialty communications. Our business model was built and evolves around clients. While our companies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. The fundamental premise of our business is that our clients’ specific requirements should be the central focus in how we structure our business offerings and allocate our resources. This client-centric business model results in multiple agencies collaborating in formal and informal virtual networks that cut across internal organizational structures to deliver consistent brand messages for a specific client and execute against our clients’ specific marketing requirements. We continually seek to grow our business with our existing clients by maintaining our client-centric approach, as well as expanding our existing business relationships into new markets and new clients. In addition, we pursue selective acquisitions of complementary companies with strong entrepreneurial management teams that typically either currently serve or have the ability to serve our existing client base.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        In recent years, our revenue has been divided almost evenly between domestic and international operations. For the three months ended June 30, 2006, our overall revenue growth was 7.9% as compared to the comparable prior year period. The effect of foreign exchange impacts increased worldwide revenue by 0.1%. The acquisition of entities, net of entities disposed, increased worldwide revenue by 0.6% and the remaining increase of 7.2% was the result of organic growth. For the six months ended June 30, 2006, our overall revenue growth was 7.3% as compared to the comparable prior year period. The effect of foreign exchange impacts decreased worldwide revenue by 1.2%. The acquisition of entities, net of entities disposed, increased worldwide revenue by 0.7%. The remaining increase of 7.9% was organic growth.

        We measure operating expenses in two distinct cost categories: salary and service costs, and office and general expenses. Salary and service costs are comprised primarily of employee compensation related costs. Office and general expenses are comprised primarily of rent and occupancy costs, technology related costs and depreciation and amortization. Each of our agencies requires service professionals with a skill set that is common across our disciplines. At the core of this skill set is the ability to understand a client’s brand and its selling proposition, and the ability to develop a unique message to communicate the value of the brand to the client’s target audience. The facility requirements of our agencies are also similar across geographic regions and disciplines, and their technology requirements are generally limited to personal computers, servers and off-the-shelf software.

        Because we are a service business, we monitor these costs on a percentage of revenue basis. Salary and service costs tend to fluctuate in conjunction with changes in revenue whereas office and general expenses, which are not directly related to servicing clients, tend to decrease as a percentage of revenue as revenue increases because a significant portion of these expenses are relatively fixed in nature. During the second quarter of 2006, as a percentage of revenue, salary and service costs increased to 69.4% from 68.9% of revenue during the second quarter of 2005, as these costs increased slightly ahead of the increase in revenue. Office and general expenses declined to 15.8% of revenue in the second quarter of 2006 from 16.5% in the second quarter of 2005, as a result of period-over-period revenue growth and our continuing efforts to leverage fixed costs and better align these costs with business levels on a location-by-location basis. Similarly, during the first six months of 2006, salary and service costs increased to 70.6% of revenue from 70.4% of revenue in the first six months of 2005, and office and general expenses declined to 16.3% of revenue in the first six months of 2006 from 16.8% in the first six months of 2005.

        Our net income for the second quarter of 2006 increased by 8.1% to $244.1 million from $225.8 million in the second quarter of 2005, and our diluted EPS increased by 14.5% to $1.42 from $1.24. Our net income for the first six months of 2006 increased by 8.9% to $409.7 million from $376.3 million in the first six months of 2005. Included in our 2006 first six months net income is a $2.0 million benefit resulting from the cumulative effect of the adoption of SFAS 123R and the requirement to provide an estimate for forfeitures on all unvested stock-based compensation awards as of January 1, 2006. In prior years, in accordance with SFAS 123, we

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

recorded forfeitures when they actually occurred. Our diluted earnings per share increased by 14.1% to $2.34 from $2.05 in the first six months of 2005 for the reasons described above, as well as the impact of the reduction in our weighted average shares outstanding. This reduction was the result of our purchases of treasury shares net of option exercises and share issuances under our employee stock purchase plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations: Second Quarter 2006 Compared to Second Quarter 2005

        Revenue: Our second quarter of 2006 consolidated worldwide revenue increased 7.9% to $2,823.4 million from $2,615.8 million in the comparable period last year. The effect of foreign exchange impacts increased worldwide revenue by $3.8 million. Acquisitions, net of disposals, increased worldwide revenue by $16.5 million in the second quarter of 2006 and organic growth increased worldwide revenue by $187.3 million. The components of the second quarter 2006 revenue growth in the U.S. (“domestic”) and the remainder of the world (“international”) are summarized below ($ in millions):

	Total		Domestic		International
	$	%	$	%	$	%
Quarter ended June 30, 2005	$2,615.8	—	$1,427.7	—	$1,188.1	—

Components of revenue changes:
Foreign exchange impact	3.8	0.1%	—	—	3.8	0.3%
Acquisitions	16.5	0.6%	16.6	1.2%	(0.1)	—%
Organic	187.3	7.2%	91.1	6.4%	96.2	8.1%

Quarter ended June 30, 2006	$2,823.4	7.9%	$1,535.4	7.5%	$1,288.0	8.4%

The components and percentages are calculated as follows:

•	The foreign exchange impact component shown in the table is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $2,819.6 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $2,823.4 million less $2,819.6 million for the Total column in the table).

•	The acquisitions component shown in the table is calculated by aggregating the applicable prior period revenue of the acquired businesses. Netted against this number is the revenue of any business included in the prior period reported revenue that was disposed of subsequent to the prior period.

•	The organic component shown in the table is calculated by subtracting both the foreign exchange and acquisition revenue components from total revenue growth.

•	The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $2,615.8 million for the Total column in the table).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        The components of revenue and revenue growth in our primary geographic markets for the second quarter of 2006 compared to the second quarter of 2005 are summarized below ($ in millions):

	Revenue	% Growth
United States	$1,535.4	7.5%
Euro Markets	570.1	3.8%
United Kingdom	304.0	12.8%
Other	413.9	12.1%

Total	$2,823.4	7.9%

        As indicated, foreign exchange impacts increased our international revenue by 0.3%, or $3.8 million during the quarter ended June 30, 2006. The most significant impacts resulted from the strength of the Canadian Dollar and Brazilian Real against the U.S. Dollar, which was partially offset by the decline of the Euro and the British Pound against the U.S. Dollar.

        Driven by our clients’ continuous demand for more effective and efficient branding activities, we strive to provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. These services include advertising, brand consultancy, crisis communications, custom publishing, database management, digital and interactive marketing, direct marketing, directory advertising, entertainment marketing, environmental design, experiential marketing, field marketing, financial/corporate business-to-business advertising, graphic arts, healthcare communications, instore design, investor relations, marketing research, media planning and buying, mobile marketing services, multi-cultural marketing, non-profit marketing, organizational communications, package design, product placement, promotional marketing, public affairs, public relations, real estate advertising and marketing, recruitment communications, reputation consulting, retail marketing, search engine marketing and sports and event marketing. In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories as summarized below: traditional media advertising, customer relationship management (referred to as CRM), public relations and specialty communications ($ in millions).

	2nd Quarter 2006	% of Revenue	2nd Quarter 2005	% of Revenue	$ Growth	% Growth
Traditional media advertising	$ 1,219.3	43.2%	$1,153.8	44.1%	$ 65.5	5.7%
CRM	978.6	34.7%	893.2	34.2%	85.4	9.6%
Public relations	288.6	10.2%	264.9	10.1%	23.7	8.9%
Specialty communications	336.9	11.9%	303.9	11.6%	33.0	10.8%

	$ 2,823.4		$2,615.8		$207.6	7.9%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Operating Expenses: Our second quarter 2006 worldwide operating expenses increased $172.2 million, or 7.7%, to $2,406.0 million from $2,233.8 million in the second quarter of 2005, as shown below ($ in millions):

	Three Months Ended June 30,
	2006			2005			2006 vs 2005
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Growth	% Growth
Revenue	$2,823.4			$2,615.8			$207.6	7.9%
Operating Expenses:
Salary and service costs	1,959.9	69.4%	81.5%	1,803.3	68.9%	80.7%	156.6	8.7%
Office and general expenses	446.1	15.8%	18.5%	430.5	16.5%	19.3%	15.6	3.6%

Total Operating Expenses	2,406.0	85.2%		2,233.8	85.4%		172.2	7.7%

Operating Profit	$ 417.4	14.8%		$ 382.0	14.6%		$ 35.4	9.3%

        Because we provide professional services, salary and service costs represent the largest part of our operating expenses. During the second quarter of 2006, we continued to invest in our businesses and their professional personnel. As a percentage of total operating expenses, salary and service costs were 81.5% in the second quarter of 2006 and 80.7% in the second quarter of 2005. These costs are comprised of salary and related costs and direct service costs. Most, or $156.6 million and 90.9%, of the $172.2 million increase in total operating expenses in the second quarter of 2006 resulted from increases in salary and service costs. This increase was attributable to the increase in our revenue in the second quarter of 2006 and the required increases in the direct costs necessary to deliver our services and pursue new business initiatives, including direct salaries, salary related costs and direct service costs, including freelance labor costs and direct administrative costs, such as travel. This increase was partially offset by reductions in severance expense and employee stock-based compensation expense. As a result, salary and service costs as a percentage of revenue was 69.4% in the second quarter of 2006 and 68.9% in the second quarter of 2005.

        Office and general expenses represented 18.5% and 19.3% of our operating expenses in the second quarter of 2006 and 2005, respectively. These costs are comprised of office and equipment rent, technology costs and depreciation, amortization of identifiable intangibles, professional fees and other overhead expenses. As a percentage of revenue, office and general expenses decreased from 16.5% in the second quarter of 2005 to 15.8% in the second quarter of 2006 because these costs are relatively fixed in nature and decrease as a percentage of revenue as revenue increases. In addition, this quarter-over-quarter decrease resulted from our continuing efforts to better align these costs with business levels on a location-by-location basis.

        Net Interest Expense: Our net interest expense increased in the second quarter of 2006 to $25.5 million, as compared to $14.3 million in the second quarter of 2005. Our gross interest expense increased by $16.0 million to $34.2 million. This increase was primarily impacted by $15.1 million of additional interest costs related to the issuance of our 5.90% Senior Notes and $8.4 million of incremental interest cost related to the amortization of supplemental interest payments we made during the third quarter of 2005 and the first quarter of 2006 to holders of

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

certain of our convertible notes. In August 2005, we paid $33.5 million of supplemental interest payments to holders of our Zero Coupon Zero Yield Convertible Notes due 2032 (“2032 Notes”) as of August 1, 2005 who did not put their notes back to us and in February 2006, we paid $39.2 million of supplemental interest payments to holders of our Liquid Yield Option Notes due 2031 (“2031 Notes”) as of February 2, 2006 who did not put their notes back to us. These increases were partially offset by interest expense savings relative to our Euro-denominated (“(euro)”) 152.4 million 5.20% Notes that were redeemed upon their maturity in June 2005, as well as interest expense savings under our commercial paper program compared to the prior year. The increase in interest income is the result of increased levels of cash and short-term investments on hand during the quarter as well as increases in short-term interest rates.

        As a result of the supplemental interest payments we made in February 2006 to holders of our 2031 Notes, we expect interest expense resulting from the amortization of the supplemental interest payments to be increased by $13.4 million in the second half of 2006 compared to the second half of 2005, as these payments are amortized ratably through their next put dates. We also expect interest expense for the remainder of the year to be increased by interest expense related to our $1.0 billion 5.90% Senior Notes that we issued in late March 2006.

        On July 28, 2006, we offered to pay a supplemental interest payment of $32.50 per $1,000 principal amount of notes to holders of our 2032 Notes as of August 1, 2006 to not put their notes back to us. On August 4, 2006, we repurchased $165.2 million of our 2032 Notes that were put to us. With respect to the remaining $727.0 million of notes, noteholders were paid a total of $23.6 million on August 2, 2006, that will be amortized ratably over a twelve-month period to the next put date in accordance with EITF No. 96-19. As a result, we expect interest expense resulting from the amortization of the supplemental interest payments related to the 2032 Notes to be decreased by $3.4 million in the second half of 2006, compared to the second half of 2005.

        Income Taxes: Our consolidated effective income tax rate was 33.6% in the second quarter of 2006, which is slightly lower than our reported tax rate of 33.8% for the second quarter of 2005.

        Earnings Per Share (EPS): For the foregoing reasons, our net income in the second quarter of 2006 increased $18.3 million, or 8.1%, to $244.1 million from $225.8 million in the second quarter of 2005. Diluted earnings per share increased 14.5% to $1.42 in the second quarter of 2006, as compared to $1.24 in the prior year period. This period-over-period increase resulted from the 8.1% increase in net income and the reduction in our weighted average common shares outstanding. This reduction in our weighted average common shares outstanding was the result of our purchases of treasury shares, net of shares issued upon stock option exercises and shares issued under our employee stock purchase plan. The majority of our treasury share repurchases during this quarter were related to shares repurchased under the ASR program described in Note 10 to our condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations: First Six Months 2006 Compared to First Six Months 2005

        Revenue: Our consolidated worldwide revenue for the first six months of 2006 increased 7.3% to $5,386.3 million from $5,018.8 million in the comparable period last year. The effect of foreign exchange impacts decreased worldwide revenue by $61.4 million. Acquisitions, net of disposals, increased worldwide revenue by $33.8 million in the first six months of 2006 and organic growth increased worldwide revenue by $395.1 million. The components of the first six months of 2006 revenue growth in the U.S. (“domestic”) and the remainder of the world (“international”) are summarized below ($ in millions):

	Total		Domestic		International
	$	%	$	%	$	%
Six months ended June 30, 2005	$ 5,018.8	—	$2,739.8	—	$ 2,279.0	—

Components of revenue changes:
Foreign exchange impact	(61.4)	(1.2)%	—	—	(61.4)	(2.7)%
Acquisitions	33.8	0.7%	33.5	1.2%	0.3	—%
Organic	395.1	7.9%	195.1	7.1%	200.0	8.8%

Six months ended June 30, 2006	$ 5,386.3	7.3%	$2,968.4	8.3%	$ 2,417.9	6.1%

The components and percentages are calculated as follows:

•	The foreign exchange impact component shown in the table is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $5,447.7 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $5,386.3 million less $5,447.7 million for the Total column in the table).
•	The acquisitions component shown in the table is calculated by aggregating the applicable prior period revenue of the acquired businesses. Netted against this number is the revenue of any business included in the prior period reported revenue that was disposed of subsequent to the prior period.
•	The organic component shown in the table is calculated by subtracting both the foreign exchange and acquisition revenue components from total revenue growth.
•	The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $5,018.8 million for the Total column in the table).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        The components of revenue and revenue growth in our primary geographic markets for the first six months of 2006 compared to the first six months of 2005 are summarized below ($ in millions):

	Revenue	% Growth
United States	$2,968.4	8.3%
Euro Markets	1,053.9	(0.1)%
United Kingdom	577.7	8.0%
Other	786.3	14.2%

Total	$5,386.3	7.3%

        As indicated, foreign exchange impacts decreased our international revenue by 2.7%, or $61.4 million, during the six months ended June 30, 2006. The most significant impacts resulted from the decline of the Euro and the British Pound against the U.S. Dollar, which was partially offset by the strength of the Canadian Dollar and Brazilian Real against the U.S. Dollar.

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

	Six Months 2006	% of Revenue	Six Months 2005	% of Revenue	$ Growth	% Growth
Traditional media advertising	$2,324.3	43.2%	$2,203.4	43.9%	$120.9	5.5%
CRM	1,870.4	34.7%	1,703.5	34.0%	166.9	9.8%
Public relations	548.4	10.2%	521.2	10.4%	27.2	5.2%
Specialty communications	643.2	11.9%	590.7	11.7%	52.5	8.9%

	$5,386.3		$5,018.8		$367.5	7.3%

        Operating Expenses: Our worldwide operating expenses for the first six months of 2006 increased $304.9 million, or 7.0%, to $4,684.4 million from $4,379.5 million in the first six months of 2005, as shown below ($ in millions).

	Six Months Ended June 30,
	2006			2005			2006 vs 2005
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Growth	% Growth
Revenue	$5,386.3			$5,018.8			$367.5	7.3%
Operating Expenses:
Salary and service costs	3,804.7	70.6%	81.2%	3,534.1	70.4%	80.7%	270.6	7.7%
Office and general expenses	879.7	16.3%	18.8%	845.4	16.8%	19.3%	34.3	4.1%

Total Operating Expenses	4,684.4	87.0%		4,379.5	87.3%		304.9	7.0%

Operating Profit	$ 701.9	13.0%		$ 639.3	12.7%		$ 62.6	9.8%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Because we provide professional services, salary and service costs represent the largest part of our operating expenses. During the first six months of 2006, we continued to invest in our businesses and their professional personnel. As a percentage of total operating expenses, salary and service costs were 81.2% in the first six months of 2006 and 80.7% in the first six months of 2005. These costs are comprised of salary and related costs and direct service costs. Most, or $270.6 million and 88.8%, of the $304.9 million increase in total operating expenses in the first six months of 2006 resulted from increases in salary and service costs. This increase was attributable to the increase in our revenue in the second quarter of 2006 and the required increases in the direct costs necessary to deliver our services and pursue new business initiatives, including direct salaries, salary related costs and direct service costs, including freelance labor costs and direct administrative costs, such as travel. In addition, cash-based incentive compensation expense increased as compared to the prior year period which was offset by a decrease in stock-based compensation expense. As a result, salary and service costs as a percentage of revenue was 70.6% in the first six months of 2006 and 70.4% in the first six months of 2005.

        Office and general expenses represented 18.8% and 19.3% of our operating expenses in the first six months of 2006 and 2005, respectively. These costs are comprised of office and equipment rent, technology costs and depreciation, amortization of identifiable intangibles, professional fees and other overhead expenses. As a percentage of revenue, office and general expenses decreased from 16.8% in the first six months quarter of 2005 to 16.3% in the first six months of 2006 because these costs are relatively fixed in nature and decrease as a percentage of revenue as revenue increases. In addition, this period-over-period decrease resulted from our continuing efforts to better align these costs with business levels on a location-by-location basis.

        Net Interest Expense: Our net interest expense increased in the first six months of 2006 to $40.7 million, as compared to $26.4 million in the first six months of 2005. Our gross interest expense increased by $22.1 million to $57.7 million. This increase was primarily impacted by $15.1 million of additional interest costs related to the recent issuance our 5.90% Senior Notes and, as previously discussed in our comparison of second quarter 2006 results of operations to the second quarter of 2005, $14.5 million of incremental interest costs related to the amortization of supplemental interest payments that we made during the third quarter of 2005 and the first quarter of 2006 to holders of certain of our convertible notes. These increases were partially offset by interest expense savings relative to our Euro-denominated (“(euro)”) 152.4 million 5.20% Notes that were redeemed upon their maturity in June 2005, as well as interest expense savings under our commercial paper program compared to the prior year. The increase in interest income is the result of increased levels of cash and short-term investments on hand during the first six months as well as increases in short-term interest rates.

        Income Taxes: Our consolidated effective income tax rate was 33.7% in the first six months of 2006, which is lower than our reported tax rate of 34.3% for the first six months of 2005. The 34.3% tax rate for the six months of 2005 was unusually high as it was impacted by the sale in the first quarter of 2005 of a majority-owned business in Australia and New Zealand that resulted in a gain and an unusually high book tax rate on that gain during that period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Excluding the effect of the gain and the related tax impact, our first half 2005 tax rate was 33.7%.

        Earnings Per Share (EPS): For the foregoing reasons, our net income in the first six months of 2006 increased $33.4 million, or 8.9%, to $409.7 million from $376.3 million in the first six months of 2005. Diluted earnings per share increased 14.1% to $2.34 in the first six months of 2006, as compared to $2.05 in the prior year period. This period-over-period increase resulted from the 8.9% increase in net income and the reduction in our weighted average common shares outstanding. This reduction in our weighted average common shares outstanding was the result of our purchases of treasury shares, net of shares issued upon stock option exercises and shares issued under our employee stock purchase plan. A substantial portion of our treasury share repurchases were made in connection with the ASR program described in Note 10 to our condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies

        For a more complete understanding of all of our accounting policies, our financial statements and the related management’s discussion and analysis of those results, investors are encouraged to consider this information together with our discussion of our critical accounting policies under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Form 10-K, as well as our consolidated financial statements and the related notes included in our 2005 Form 10-K.

New Accounting Pronouncements

        Effective January 1, 2006, we adopted SFAS 123R using the modified prospective application transition method. Because the fair value recognition provisions of SFAS 123 and SFAS 123R were materially consistent under our equity plans, the adoption of SFAS 123R did not have a significant impact on our financial position or our results of operations. In July 2006, the FASB released FIN 48, which we will adopt in the first quarter of 2007. See Note 8 to our condensed consolidated financial statements for additional information.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contingent Acquisition Obligations

        Certain of our acquisitions are structured with contingent purchase price obligations, often referred to as earn-outs. We utilize contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period. These payments are not contingent upon future employment. The aggregate amount of future contingent purchase price payments that we would be required to pay for prior acquisitions, assuming that the businesses perform over the relevant future periods at their current profit levels, is approximately $405 million as of June 30, 2006. The ultimate amounts payable cannot be predicted with reasonable certainty because they are dependent upon future results of operations of subject businesses and are subject to changes in foreign currency exchange rates. In accordance with U.S. GAAP, we have not recorded a liability for these items on our balance sheet since the definitive amount is not determinable or distributable. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. Our obligations change from period to period primarily as a result of payments made during the current period, changes in the acquired entities’ performance and changes in foreign currency exchange rates. These differences could be significant. The contingent purchase price obligations as of June 30, 2006, calculated assuming that the acquired businesses perform over the relevant future periods at their current profit levels, are as follows ($ in millions):

Remainder 2006	2007	2008	2009	Thereafter	Total
$44	$146	$105	$55	$55	$405

        In addition, owners of interests in certain of our subsidiaries or affiliates have the right in certain circumstances to require us to purchase additional ownership stakes in those companies. Assuming that the subsidiaries and affiliates perform over the relevant periods at their current profit levels, the aggregate amount we could be required to pay in future periods is approximately $268 million, $179 million of which relates to obligations that are currently exercisable. If these rights are exercised, there would be an increase in our net income as a result of our increased ownership and the reduction of minority interest expense. The ultimate amount payable relating to these transactions will vary because it is primarily dependent on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates. The actual amount that we pay is likely to be different from this estimate and the difference could be significant. The obligations that exist for these agreements as of June 30, 2006, calculated using the assumptions above, are as follows ($ in millions):

	Currently Exercisable	Not Currently Exercisable	Total
Subsidiary agencies	$131	$82	$213
Affiliated agencies	48	7	55

Total	$179	$89	$268

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

        Historically, substantially all of our non-discretionary cash requirements have been funded from operating cash flow and cash on hand. However, as discussed below, during the year we manage liquidity by utilizing our credit facilities. Our principal non-discretionary funding requirement is our working capital. In addition, we have contractual obligations related to our debt and convertible notes, our recurring business operations primarily related to lease obligations, as well as certain contingent acquisition obligations related to acquisitions made in prior years.

        Our principal discretionary cash requirements include dividend payments to our shareholders, repurchases of our common stock, payments for strategic acquisitions and capital expenditures. Typically, our discretionary spending is also funded from operating cash flow and cash on hand. However, in any given year, depending on the level of discretionary activity, we may use other sources of available funding, such as the liquidation of short-term investments, the issuance of commercial paper to finance these activities or accessing the capital markets. The repurchases of our stock during the second quarter of 2006 are summarized in Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q.

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

        Liquidity: Our cash and cash equivalents totaled $1,092.0 million and $835.8 million at June 30, 2006 and December 31, 2005, respectively. The increase in cash is primarily the result of changes in the components of working capital and the issuance of our 5.90% Senior Notes in March 2006. We also had short-term investments totaling $43.2 million and $374.1 million at June 30, 2006 and December 31, 2005, respectively. For the first six months of 2006, we generated $186.6 million of cash flow from operations. As discussed in Note 10 to our condensed consolidated financial statements, on April 3, 2006, we purchased 5.5 million shares of our outstanding common stock for $503.8 million, after adjustments.

        Capital Resources: On June 23, 2006, we amended and extended our five-year credit facility to June 23, 2011 and increased the amount available from $2.1 billion to $2.4 billion with substantially the same bank consortium. In conjunction with this amendment and extension, we terminated our $400.0 million 364-day revolving credit facility that was due to expire on June 29, 2006.

        In funding our day-to-day liquidity, we are an active participant in the commercial paper market with a $1.5 billion program. Our credit facility provides credit support for commercial

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

paper issued under this program, as well as providing back-up liquidity in the event any of our convertible notes are put back to us. As of June 30, 2006, we had no commercial paper outstanding. Accordingly, we have the ability to classify outstanding borrowings, if any, under our five-year credit facility as long-term debt.

        Our five-year credit facility is provided by bank syndicates, which include large global banks such as Citibank, JP Morgan Chase, HSBC, ABN Amro, Bank of America, Societe Generale and BBVA. We also include large regional banks in the U.S. such as Wachovia, US Bancorp, Northern Trust, PNC and Wells Fargo. Additionally, we include banks that have a major presence in countries where we conduct business such as Sumitomo in Japan, Fortis in Belgium, San Paolo in Italy, Scotia in Canada and Westpac in Australia.

        Debt: We had short-term bank loans of $16.4 million and $15.0 million, as of June 30, 2006 and December 31, 2005, respectively. The short-term bank loans consisted of local borrowings and bank overdrafts of our international subsidiaries and are treated as unsecured loans pursuant to our bank agreements.

        In March 2006, we issued $1.0 billion principal amount of 5.90% Senior Notes due April 15, 2016. The gross proceeds from the issuance were $995.1 million. The gross proceeds less fees resulted in a 6.05% yield to maturity. The 5.90% Senior Notes were issued by Omnicom Group Inc. and two of our wholly-owned finance subsidiaries, Omnicom Capital Inc. and Omnicom Finance Inc., as co-obligors, similar to our Convertible Notes. The 5.90% Senior Notes are senior unsecured notes that rank in equal right of payment with all existing and future unsecured indebtedness and as a joint and several liability of the issuer and the co-obligors.

        In June 2006, we offered to pay a supplemental interest payment of $27.50 per $1,000 of our Zero Coupon Zero Yield Convertible Notes due 2033 to holders that did not put their notes back to us and consented to the amendments to the notes and related indenture as of June 27, 2006. The principal amendment extended the maturity of the notes from June 15, 2033 to July 1, 2038. The additional amendments conformed other terms of the notes for the extension of the maturity date, as well as amending the comparable yield. On June 21, 2006, we repurchased $132.5 million of notes that were put to us. With respect to the remaining $467.5 million of notes as of June 30, 2006, noteholders holding a combined amount of $427.1 million of notes consented to the amendments, were paid $27.50 per $1,000 note and their notes were amended. The total supplemental interest payment of $11.7 million will be amortized ratably over a twenty-four-month period to the next put date in accordance with EITF No. 96-19. The next put date for these notes is June 15, 2008. The remaining noteholders, comprising $40.4 million aggregate principal amount of notes, did not consent to the amendments. As a result, these notes are still outstanding and were not amended and these noteholders were not paid the supplemental interest payment.

        On July 28, 2006, we offered to pay a supplemental interest payment of $32.50 per $1,000 principal amount of notes to holders of our 2032 Notes as of August 1, 2006 to not put their notes back to us. On August 4, 2006, we repurchased $165.2 million of our 2032 Notes that

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

were put to us. With respect to the remaining $727.0 million of notes, noteholders were paid a total of $23.6 million on August 2, 2006, that will be amortized ratably over a twelve-month period to the next put date in accordance with EITF No. 96-19.

        Our outstanding debt and amounts available under our credit facilities as of June 30, 2006 were as follows ($ in millions):

	Debt Outstanding	Available Credit
Current Debt (due in less than 1 year)	$ 17.3	—
Commercial Paper issued under
$2,400.0 Million Revolver — due June 23, 2011	—	$2,400.0
5.90% Senior Notes — due April 15, 2016	995.1	—
Liquid Yield Option Notes — due February 7, 2031	847.0	—
Zero Coupon Zero Yield Convertible Notes — due July 31, 2032	892.3	—
Zero Coupon Zero Yield Convertible Notes — due June 15, 2033	40.4	—
Zero Coupon Zero Yield Convertible Notes — due July 1, 2038	427.1	—
Other Debt	18.5	—

Total	$3,237.7	$2,400.0

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

        Our 2005 Form 10-K provides a more detailed discussion of the market risks affecting our operations. Except as discussed above, as of June 30, 2006, no material change had occurred in our market risks from the disclosure contained in our 2005 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

        We have established and continue to maintain disclosure controls and procedures and internal control over financial reporting designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on that evaluation, our CEO and CFO concluded that as of June 30, 2006, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 is appropriate. KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, has issued an attestation report on management’s assessment of Omnicom’s internal control over financial reporting as of December 31, 2005, dated February 24, 2006. There have not been any changes in our internal control over financial reporting that occurred during our second fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table presents information with respect to purchases of our common stock made during the three months ended June 30, 2006 by us or any of our “affiliated purchasers.”

During the month in 2006:	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April (2)	5,767,000	$91.22	—	—
May	—	$ —	—	—
June	801,100	$89.01	—	—

Total	6,568,100	$90.95	—	—

(1)	Except as indicated in Note (2), the shares were purchased in the open market for general corporate purposes.
(2)	Including 5.5 million shares purchased under an Accelerated Stock Repurchase program as described in Note 10 to our Condensed Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders.

        We held our annual shareholders’ meeting on May 23, 2006. At the meeting, votes were cast for the following proposals as follows:

        To re-elect the current members of the Board:
	Votes For	Votes Withheld
John D. Wren	131,486,201	2,494,101
Bruce Crawford	131,331,453	2,648,848
Robert Charles Clark	132,888,295	1,092,006
Leonard S. Coleman, Jr	130,481,586	3,498,715
Errol M. Cook	132,415,207	1,565,094
Susan S. Denison	132,837,189	1,143,112
Michael A. Henning	132,833,378	1,146,923
John R. Murphy	132,889,377	1,090,924
John R. Purcell	131,333,413	2,646,888
Linda Johnson Rice	132,381,183	1,599,118
Gary L. Roubos	131,299,002	2,681,299

        To ratify the appointment of KPMG as our independent auditors for the 2006 fiscal year:

Votes For	Votes Against	Votes Withheld
132,141,750	932,349	906,202

Item 6. Exhibits

(a) Exhibits

4.1	Amended and Restated Five Year Credit Agreement (the “Agreement”), dated as of June 23, 2006, by and among Omnicom Finance Inc., a Delaware corporation, Omnicom Capital Inc., a Connecticut corporation, Omnicom Finance plc, a corporation organized under the laws of England and Wales, Omnicom Group Inc., a New York corporation, the banks, financial institutions and other institutional lenders and initial issuing banks listed on the signature pages of the Agreement, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as lead arrangers and book managers, ABN AMRO Bank N.V., as syndication agent, JPMorgan Chase Bank, N.S., HSBC Bank USA, N.A., Bank of America, N.A. and Banco Bilbao Vizcaya Argentaria SA, as documentation agents, and Citibank, N.A., as administrative agent for the lenders (Exhibit 10.1 to the Form 8-K (Registration No. 1-10551) dated June 29, 2006 and incorporated herein by reference).
4.2	Fourth Supplemental Indenture, dated as of June 30, 2006, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, N.A., as trustee, to the Indenture, dated as of June 30, 2003, between JPMorgan Chase

Bank, as trustee, and Omnicom Group Inc. in connection with the issuance of $600,000,000 Zero Coupon Zero Yield Convertible Notes due 2033 (Exhibit 4.1 to the Form 8-K (Registration No. 1-10551) dated July 7, 2006 and incorporated herein by reference).
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

OMNICOM GROUP INC.

Dated: August 8, 2006	/s/ Randall J. Weisenburger Randall J. Weisenburger Executive Vice President and Chief Financial Officer (on behalf of Omnicom Group Inc. and as Principal Financial Officer)

