Form 10-Q
period 2006-09-30
OMNICOM GROUP INC
filed 2006-10-30
CIK 29989

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2006

Commission File Number: 1-10551

OMNICOM GROUP INC.
(Exact name of registrant as specified in its charter)

New York	13-1514814
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

437 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer |X|                Accelerated filer |_|                Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES |_|                NO |X|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $0.15 par value — 170,900,000 shares as of October 16, 2006.

OMNICOM GROUP INC. AND SUBSIDIARIES
INDEX

PART I.	FINANCIAL INFORMATION
		Page No.
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	September 30, 2006 and December 31, 2005	1

	Condensed Consolidated Statements of Income - Three Months
	and Nine Months Ended September 30, 2006 and 2005	2

	Condensed Consolidated Statements of Cash Flows -
	Nine Months Ended September 30, 2006 and 2005	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6.	Exhibits	30

	Signatures	32

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

ASSETS	(Unaudited) September 30, 2006	December 31, 2005
CURRENT ASSETS:
Cash and cash equivalents	$ 808.3	$ 835.8
Short-term investments at market, which approximates cost	40.5	374.1
Accounts receivable, net of allowance for doubtful accounts
of $51.5 and $53.9	5,455.4	5,366.1
Billable production orders in process, at cost	661.8	542.0
Prepaid expenses and other current assets	1,050.7	849.4

Total Current Assets	8,016.7	7,967.4

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost,
less accumulated depreciation and amortization of $972.1 and $873.1	617.6	608.7
INVESTMENTS IN AFFILIATES	206.0	182.4
GOODWILL	6,821.1	6,493.1
INTANGIBLE ASSETS, net of accumulated amortization of $201.5 and $176.3	116.3	121.4
DEFERRED TAX BENEFITS	290.1	309.8
OTHER ASSETS	258.1	237.1

TOTAL ASSETS	$ 16,325.9	$ 15,919.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 6,117.1	$ 6,218.9
Advance billings	1,013.7	908.7
Current portion of long-term debt	0.7	1.1
Bank loans	11.8	15.0
Accrued taxes	127.4	196.3
Other liabilities	1,347.0	1,360.3

Total Current Liabilities	8,617.7	8,700.3

LONG-TERM DEBT	1,013.6	18.2
CONVERTIBLE NOTES	2,041.6	2,339.3
DEFERRED COMPENSATION AND OTHER LIABILITIES	275.8	298.4
LONG-TERM DEFERRED TAX LIABILITY	509.6	442.7
MINORITY INTERESTS	180.4	173.0

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	29.8	29.8
Additional paid-in capital	1,657.4	1,675.1
Retained earnings	4,055.1	3,599.0
Accumulated other comprehensive income	205.8	59.8
Treasury stock, at cost	(2,260.9)	(1,415.7)

Total Shareholders’ Equity	3,687.2	3,948.0

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 16,325.9	$ 15,919.9

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUE	$ 2,774.3	$ 2,522.9	$ 8,160.7	$ 7,541.7

OPERATING EXPENSES:
Salary and service costs	2,008.9	1,827.9	5,813.6	5,362.0
Office and general expenses	458.0	420.5	1,337.8	1,266.0

	2,466.9	2,248.4	7,151.4	6,628.0

OPERATING PROFIT	307.4	274.5	1,009.3	913.7

NET INTEREST EXPENSE:
Interest expense	33.6	19.9	91.3	55.5
Interest income	(6.9)	(3.6)	(23.9)	(12.8)

	26.7	16.3	67.4	42.7

INCOME BEFORE INCOME TAXES	280.7	258.2	941.9	871.0

INCOME TAXES	92.9	86.9	315.5	297.4

INCOME AFTER INCOME TAXES	187.8	171.3	626.4	573.6

EQUITY IN EARNINGS OF AFFILIATES	6.3	6.9	17.5	17.2
MINORITY INTERESTS	(17.0)	(16.5)	(57.1)	(52.7)

NET INCOME	$ 177.1	$ 161.7	$ 586.8	$ 538.1

NET INCOME PER COMMON SHARE:
Basic	$ 1.05	$ 0.90	$ 3.41	$ 2.97
Diluted	$ 1.04	$ 0.90	$ 3.38	$ 2.95

DIVIDENDS DECLARED PER COMMON SHARE	$ 0.250	$ 0.225	$ 0.750	$ 0.675

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$ 586.8	$ 538.1
Adjustments to reconcile net income to net cash provided (used)
by operating activities:
Depreciation and amortization of tangible assets	109.6	100.8
Amortization of intangible assets	27.9	27.3
Minority interests	57.1	52.7
Earnings of affiliates in excess of dividends received	(8.5)	(8.4)
Net gain on investment activity	(2.8)	(7.0)
Windfall tax benefit on employee stock plans	—	14.5
Excess tax benefit on stock-based compensation	(15.0)	—
Provision for losses on accounts receivable	5.6	4.4
Amortization of stock-based compensation	52.7	67.5
Changes in assets and liabilities providing (requiring) cash, net of acquisitions:
Decrease (increase) in accounts receivable	54.1	(294.9)
Increase in billable production orders in process	(112.5)	(132.5)
Increase in prepaid expenses and other current assets	(187.5)	(130.7)
Net change in other assets and liabilities	(48.7)	(138.6)
Increase in advanced billings	82.5	58.8
Net increase in accrued and deferred taxes	21.4	50.4
Decrease in accounts payable	(232.4)	(506.8)

Net cash provided by (used in) operating activities	390.3	(304.4)

Cash flows from investing activities:
Capital expenditures	(119.5)	(102.4)
Net payments for purchases of equity interests in subsidiaries and
affiliates, net of cash acquired	(208.6)	(192.2)
Proceeds from sale of businesses	31.4	29.3
Purchases of short-term investments	(96.7)	(332.2)
Repayment of long-term notes receivable	13.4	61.8
Proceeds from short-term investments	425.7	891.5

Net cash provided by investing activities	45.7	355.8

Cash flows from financing activities:
(Decrease) increase in short-term borrowings	(1.8)	196.3
Proceeds from issuance of debt	996.0	0.7
Repayments of principal of long-term debt obligations	(299.2)	(189.2)
Excess tax benefit on stock-based compensation	15.0	—
Dividends paid	(133.1)	(123.8)
Purchase of treasury shares	(1,082.2)	(644.2)
Proceeds from employee stock plans	166.6	51.3
Other, net	(62.7)	(91.8)

Net cash used in financing activities	(401.4)	(800.7)

Effect of exchange rate changes on cash and cash equivalents	(62.1)	(20.7)

Net decrease in cash and cash equivalents	(27.5)	(770.0)
Cash and cash equivalents at beginning of period	835.8	1,165.6

Cash and cash equivalents at end of period	$ 808.3	$ 395.6

Supplemental disclosures:
Income taxes paid	$ 281.9	$ 199.6
Interest paid	$ 80.1	$ 58.6

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The condensed consolidated financial statements were prepared without audit pursuant to Securities and Exchange Commission rules. Certain information and footnote disclosure required in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP” or “GAAP”) have been condensed or omitted pursuant to these rules.

2.	The accompanying financial statements reflect all adjustments, consisting of normally recurring accruals, which in the opinion of management are necessary for a fair presentation, in all material respects, of the information contained therein. Certain amounts in prior periods have been reclassified to conform to our current presentation. These statements should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”).

3.	Results of operations for interim periods are not necessarily indicative of results that may be expected for the year.

4.	Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the same basis, including if dilutive, common share equivalents which include outstanding options and restricted shares. For purposes of computing diluted earnings per share, 1,500,000 and 1,200,000 common share equivalents were assumed to be outstanding for the three months ended September 30, 2006 and 2005, respectively and 1,600,000 and 1,400,000 common share equivalents were assumed to be outstanding for the nine months ended September 30, 2006 and 2005, respectively. For the three months ended September 30, 2006 and 2005, respectively, 2,953,000 shares and 4,600,000 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2006 and 2005, respectively, 2,973,000 and 4,600,000 shares were excluded from the calculations of diluted earnings per share because their effect would have been anti-dilutive.

The number of shares used in our earnings per share computations were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic EPS Computation	169,400,000	179,300,000	172,200,000	181,100,000
Diluted EPS Computation	170,900,000	180,500,000	173,800,000	182,500,000

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Total comprehensive income and its components were ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income for the period	$177.1	$ 161.7	$586.8	$ 538.1

Foreign currency translation adjustment,
net of income taxes of $5.8 and $5.6
and $78.6 and $84.4 for the three months
and nine months ended September 30, 2006
and 2005, respectively	10.8	(10.4)	146.0	(156.7)

Comprehensive income for the period	$187.9	$ 151.3	$732.8	$ 381.4

6.	Our wholly and partially owned agencies operate within the advertising, marketing and corporate communications services industry. These agencies are organized into agency networks, virtual client networks, regional reporting units and operating groups. Consistent with the fundamentals of our business strategy, our agencies serve similar clients, in similar industries, and in many cases, the same clients across a variety of geographies. In addition, our agency networks have similar economic characteristics and similar long-term operating margins, as the main economic components of each agency are the salary and service costs associated with providing professional services, the office and general costs associated with office space and occupancy, and the costs associated with the provision of technology requirements which are generally limited to personal computers, servers and off-the-shelf software. Therefore, given these similarities and in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, most specifically paragraph 17, we aggregate our operating segments, which are our five agency networks, into one reporting segment.

A summary by geographic area of our revenue for the periods ended September 30, 2006 and 2005 and long-lived assets and goodwill as of September 30, 2006 and 2005, is presented below ($ in millions):

	Americas	EMEA	Asia/Australia
2006
Revenue - three months ended	$1,680.7	$ 931.8	$ 161.8
Revenue - nine months ended	4,944.9	2,735.1	480.7
Long-Lived Assets	419.9	151.6	46.2
Goodwill	5,737.3	1,027.6	56.2

2005
Revenue - three months ended	$1,561.3	$ 808.2	$ 153.4
Revenue - nine months ended	4,533.6	2,554.1	454.0
Long-Lived Assets	406.9	150.6	42.3
Goodwill	5,447.2	968.1	52.3

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

7.	Short-term bank loans outstanding at September 30, 2006 of $11.8 million are comprised of bank overdrafts of our international subsidiaries that are treated as unsecured loans pursuant to our bank agreements. There was no commercial paper outstanding as of September 30, 2006.

In March 2006, we issued $1.0 billion principal amount of 5.90% Senior Notes due April 15, 2016 (“5.90% Senior Notes”). The gross proceeds from the issuance were $995.1 million. The gross proceeds less fees resulted in a 6.05% yield to maturity. The Senior Notes were issued by Omnicom Group Inc. and two of our wholly-owned finance subsidiaries, Omnicom Capital Inc. and Omnicom Finance Inc., as co-obligors, similar to our Convertible Notes (defined below). The 5.90% Senior Notes are senior unsecured notes that rank in equal right of payment with all existing and future unsecured indebtedness and as a joint and several liability of the issuer and the co-obligors.

On June 23, 2006, we amended and extended our five-year credit facility to June 23, 2011 and increased the amount available from $2.1 billion to $2.4 billion with substantially the same bank consortium. In conjunction with this amendment and extension, we terminated our $400.0 million 364-day revolving credit facility that was due to expire on June 29, 2006. Subsequently in September 2006, the facility was increased from $2.4 billion to $2.5 billion.

In February 2006, we offered to pay a supplemental interest payment of $46.25 per $1,000 principal amount of notes to holders of our Liquid Yield Option Notes due 2031 (“2031 Notes”) as of February 2, 2006 to not put their notes back to us. The noteholders were paid $39.2 million on February 8, 2006. This payment is being amortized ratably over a 12-month period to the next put date in accordance with EITF No. 96-19.

In June 2006, we offered to pay a supplemental interest payment of $27.50 per $1,000 of our Zero Coupon Zero Yield Convertible Notes due 2033 to holders that did not put their notes back to us and consented to the amendments to the notes and related indenture as of June 27, 2006. The principal amendment extended the maturity of the notes from June 15, 2033 to July 1, 2038. The additional amendments conformed other terms of the notes for the extension of the maturity date, as well as amending the comparable yield. On June 21, 2006, we repurchased $132.5 million of notes that were put to us. With respect to the remaining $467.5 million of notes, noteholders holding a combined amount of $428.1 million of notes consented to the amendments, were paid $27.50 per $1,000 note and their notes were amended. The total supplemental interest payment of $11.7 million will be amortized ratably over a 24-month period to the next put date in accordance with Emerging Issues Task Force (“EITF”) No. 96-19 — Debtor’s

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”). The next put date for these notes is June 15, 2008. The remaining noteholders, comprising $39.4 million aggregate principal amount of notes, did not consent to the amendments. As a result, these notes are still outstanding and were not amended, and these noteholders were not paid the supplemental interest payment.

In July 2006, we offered to pay a supplemental interest payment of $32.50 per $1,000 principal amount of notes to holders of our 2032 Notes as of August 1, 2006 to not put their notes back to us. On August 4, 2006, we repurchased $165.2 million of our 2032 Notes that were put to us. With respect to the remaining $727.0 million of notes, noteholders were paid a total supplemental interest payment of $23.6 million on August 2, 2006 that will be amortized ratably over a 12-month period to the next put date in accordance with EITF No. 96-19.

8.	Included in operating income for the three months ended September 30, 2006 is a pre-tax net loss of $0.5 million arising from the disposal of a U.S. based healthcare business and several small businesses. The sale of the healthcare business resulted in a high book tax rate primarily caused by the non-deductibility of goodwill. This increase in income tax expense was more than offset by a one-time reduction of income tax expense from the resolution of uncertainties related to changes in certain foreign tax laws. The aggregate impact of these events on the 2006 third quarter and year-to-date period was a decrease in profit before tax of $0.5 million, a decrease in tax expense of $1.8 million and an increase in net income of $1.3 million.

9.	In 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB No. 123 (“SFAS 148”). We adopted SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) effective January 1, 2004 utilizing the retroactive restatement method as set forth in SFAS 148. Pre-tax stock-based employee compensation expense for the nine months ended September 30, 2006 and 2005, was $52.7 million and $67.5 million, respectively.

On January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) that requires, among other things, that we record stock-based compensation expense net of an estimate for awards that are expected to be forfeited. For all unvested awards outstanding at January 1, 2006, we recorded an adjustment to reflect the cumulative effect of this change in accounting principle. The adjustment in the first quarter of 2006 resulted in an increase in our operating profit and net income of $3.6 million and $2.0 million, respectively. Because this adjustment did not have a material affect on our results of operations and financial condition, we did not present this

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adjustment on an after-tax basis as a cumulative effect of accounting change in our income statement.

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

Finally, SFAS 123R requires that the benefits associated with the tax deductions in excess of recognized stock-based employee compensation expense be reported as a financing cash flow, rather than as an operating cash flow, as previously required. For the nine months ended September 30, 2006, net cash provided by operating activities was reduced by $15.0 million which was recorded as an increase in cash provided by financing activities.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), effective for fiscal years ending after December 31, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We will adopt FIN 48 in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We have begun the process of evaluating the expected impact of FIN 48 on our Consolidated Financial Statements. However, we are not yet in a position to assess the full impact and related disclosure.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2006, the FASB released SFAS No. 157 Fair Value Measurements (“SFAS 157”), effective for fiscal years ending after December 31, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurement. We will adopt SFAS 157 in the first quarter of 2008 and have begun the process of evaluating the expected impact of SFAS 157 on our Consolidated Financial Statements. However, we are not yet in a position to assess the full impact and related disclosure.

In September 2006, the FASB released SFAS No. 158 Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), effective for fiscal years ending after December 15, 2006. This statement requires the full recognition of the over-funded or under-funded status of a defined benefit postretirement plan in the balance sheet. This statement also requires that subsequent changes in that funded status be recognized during the year of the change through comprehensive income. We will adopt SFAS 158 as of December 31, 2006 and have begun the process of evaluating the expected impact of SFAS 158 on our Consolidated Financial Statements. However, we are not yet in a position to assess the full impact and related disclosures.

10.	Beginning on June 13, 2002, several putative class actions were filed against us and certain senior executives in the United States District Court for the Southern District of New York. The actions have since been consolidated under the caption In re Omnicom Group Inc. Securities Litigation, No. 02-CV-4483 (RCC), on behalf of a proposed class of purchasers of our common stock between February 20, 2001 and June 11, 2002. The consolidated complaint alleges, among other things, that our public filings and other public statements during that period contained false and misleading statements or omitted to state material information relating to (1) our calculation of the organic growth component of period-to-period revenue growth, (2) our valuation of and accounting for certain internet investments made by our Communicade Group (“Communicade”), which we contributed to Seneca Investments LLC (“Seneca”) in 2001, and (3) the existence and amount of certain contingent future obligations in respect of acquisitions. The complaint seeks an unspecified amount of compensatory damages plus costs and attorneys’ fees. Defendants moved to dismiss the complaint and on March 28, 2005, the court dismissed portions (1) and (3) of the complaint detailed above. The court’s decision denying the defendants’ motion to dismiss the remainder of the complaint did not address the ultimate merits of the case, but only the sufficiency of the pleading. Defendants have answered the complaint, and discovery is currently expected to conclude in the first quarter of 2007. Plaintiffs have moved to have the proposed class certified and the defendants have opposed that motion, which is now fully briefed.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, on June 28, 2002, a derivative action was filed on behalf of Omnicom in New York state court. On February 18, 2005, a second shareholder derivative action, again purportedly brought on behalf of the Company, was filed in New York state court. The derivative actions have been consolidated before one New York State Justice and the plaintiffs have filed an amended consolidated complaint. The consolidated derivative complaint questions the business judgment of certain current and former directors of Omnicom, by challenging, among other things, the valuation of and accounting for the internet investments made by Communicade and the contribution of those investments to Seneca. The consolidated complaint alleges that the defendants breached their fiduciary duties of good faith. The lawsuit seeks from the directors the amount of profits received from selling Omnicom stock and other unspecified damages to be paid to the Company, as well as costs and attorneys’ fees. The defendants moved to dismiss the derivative complaint on the procedural ground that plaintiffs had failed to make a demand on the board. On June 27, 2006, the Court entered a decision denying the motion to dismiss. The decision did not address the merits of the allegations, but rather accepted the allegations as true for the purposes of the motion (as the Court was required to do) and excused plaintiffs from making a demand on the board. The defendants intend to appeal the decision on the motion to dismiss. In the meantime, under the current schedule, defendants are required to answer, move against or otherwise respond to the complaint by November 30, 2006.

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

11.	On March 31, 2006, we entered into an agreement to purchase 5.5 million shares of our outstanding common stock for $458.7 million. We repurchased the shares under an accelerated share repurchase (“ASR”) program with a financial institution at $83.41 per share with an initial settlement date of April 3, 2006. The purchase was funded using a portion of the proceeds from our 5.90% Senior Notes offering (see Note 7).During the second quarter of 2006, the financial institution purchased the 5.5 million shares of our common stock in the open marketand we paid a settlement amount of $45.1 million, referred to as the purchase price adjustment, based upon the difference between the actual cost of the shares purchased by the financial institution of $91.61 per share and the initial purchase price of $83.41 per share. In accordance with EITF No. 99-7, Accounting for an Accelerated Share Repurchase Program, the 5.5 million shares were included in treasury stock at the initial settlement date. The final purchase price adjustment was also reflected in treasury stock upon final settlement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        Given our size and breadth, we manage our business by monitoring several financial indicators. The key indicators that we review focus on our revenues and operating expenses.

        Revenue growth is analyzed by reviewing the components and mix of the growth, including growth by major geographic location, growth by major marketing discipline, growth from currency changes, growth from acquisitions and growth from our largest clients.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        In recent years, our revenue has been divided almost evenly between domestic and international operations. For the three months ended September 30, 2006, our overall revenue growth was 10.0% as compared to the comparable prior year period. The effect of foreign exchange impacts increased worldwide revenue by 1.9%. The acquisition of entities, net of entities disposed, decreased worldwide revenue by 0.1% and the remaining increase of 8.2% was the result of organic growth. For the nine months ended September 30, 2006, our overall revenue growth was 8.2% as compared to the comparable prior year period. The effect of foreign exchange impacts decreased worldwide revenue by 0.2%. The acquisition of entities, net of entities disposed, increased worldwide revenue by 0.4%. The remaining increase of 8.0% was organic growth.

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

        Because we are a service business, we monitor these costs on a percentage of revenue basis. Salary and service costs tend to fluctuate in conjunction with changes in revenue whereas office and general expenses, which are not directly related to servicing clients, tend to decrease as a percentage of revenue as revenue increases because a significant portion of these expenses are relatively fixed in nature. During the third quarter of 2006, as a percentage of revenue, salary and service costs decreased slightly to 72.4% from 72.5% of revenue during the third quarter of 2005, as the related cost increases were in line with the increase in revenue. Office and general expenses declined to 16.5% of revenue in the third quarter of 2006 from 16.7% in the third quarter of 2005, as a result of period-over-period revenue growth and our continuing efforts to leverage fixed costs and better align these costs with business levels on a location-by-location basis. During the first nine months of 2006, salary and service costs increased slightly to 71.2% of revenue from 71.1% of revenue in the first nine months of 2005, and office and general expenses declined to 16.4% of revenue in the first nine months of 2006 from 16.8% in the first nine months of 2005.

        Our net income for the third quarter of 2006 increased by 9.5% to $177.1 million from $161.7 million in the third quarter of 2005. Our net income for the first nine months of 2006 increased by 9.1% to $586.8 million from $538.1 million in the first nine months of 2005. Included in our 2006 first nine months net income is a $2.0 million benefit resulting from the cumulative effect of the adoption of SFAS 123R and the requirement to provide an estimate for forfeitures on all unvested stock-based compensation awards as of January 1, 2006. In prior years, in accordance with SFAS 123, we recorded forfeitures when they actually occurred. Our

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

diluted earnings per share increased by 15.6% to $1.04 from $0.90 in the third quarter of 2006 and it increased by 14.6% to $3.38 from $2.95 in the first nine months of 2005. The increases in our diluted earnings per share were impacted by the reduction during 2006 in our weighted average shares outstanding. This reduction was the result of our purchases of treasury shares, net of option exercises and share issuances under our employee stock purchase plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations: Third Quarter 2006 Compared to Third Quarter 2005

        Revenue: Our third quarter of 2006 consolidated worldwide revenue increased 10.0% to $2,774.3 million from $2,522.9 million in the comparable period last year. The effect of foreign exchange impacts increased worldwide revenue by $47.9 million. Acquisitions, net of disposals, decreased worldwide revenue by $4.4 million in the third quarter of 2006 and organic growth increased worldwide revenue by $207.9 million. The components of the third quarter 2006 revenue growth in the U.S. (“domestic”) and the remainder of the world (“international”) are summarized below ($ in millions):

	Total		Domestic		International
	$	%	$	%	$	%
Quarter ended September 30, 2005	$ 2,522.9	—	$ 1,428.6	—	$ 1,094.3	—

Components of revenue changes:
Foreign exchange impact	47.9	1.9%	—	—	47.9	4.4%
Acquisitions	(4.4)	(0.1)%	(0.1)	—	(4.3)	(0.5)%
Organic	207.9	8.2%	112.0	7.8%	95.9	8.8%

Quarter ended September 30, 2006	$ 2,774.3	10.0%	$ 1,540.5	7.8%	$ 1,233.8	12.7%

The components and percentages are calculated as follows:

•	The foreign exchange impact component shown in the table is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $2,726.4 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $2,774.3 million less $2,726.4 million for the Total column in the table).
•	The acquisitions component shown in the table is calculated by aggregating the applicable prior period revenue of the acquired businesses. Netted against this number is the revenue of any business included in the prior period reported revenue that was disposed of subsequent to the prior period.
•	The organic component shown in the table is calculated by subtracting both the foreign exchange and acquisition revenue components from total revenue growth.
•	The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $2,522.9 million for the Total column in the table).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        The components of revenue and revenue growth in our primary geographic markets for the third quarter of 2006 compared to the third quarter of 2005 are summarized below ($ in millions):

	Revenue	% Growth
United States	$1,540.5	7.8%
Euro Markets	542.4	13.9%
United Kingdom	307.2	18.1%
Other	384.2	7.3%

Total	$2,774.3	10.0%

        As indicated, foreign exchange impacts increased our international revenue by 1.9%, or $47.9 million during the quarter ended September 30, 2006. The most significant impacts resulted from the strength of the Euro, British Pound, Canadian Dollar and Brazilian Real against the U.S. Dollar, which was partially offset by the decline of the Japanese Yen and New Zealand Dollar against the U.S. Dollar.

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

	3rd Quarter 2006	% of Revenue	3rd Quarter 2005	% of Revenue	$ Growth	% Growth
Traditional media advertising	$1,149.9	41.4%	$1,080.0	42.8%	$ 69.9	6.5%
CRM	1,023.4	36.9%	876.7	34.7%	146.7	16.7%
Public relations	290.9	10.5%	257.2	10.2%	33.7	13.1%
Specialty communications	310.1	11.2%	309.0	12.3%	1.1	0.4%

	$2,774.3		$2,522.9		$251.4	10.0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Operating Expenses: Our third quarter 2006 worldwide operating expenses increased $218.5 million, or 9.7%, to $2,466.9 million from $2,248.4 million in the third quarter of 2005, as shown below ($ in millions):

	Three Months Ended September 30,
	2006			2005			2006 vs 2005
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Growth	% Growth
Revenue	$2,774.3			$2,522.9			$251.4	10.0%

Operating Expenses:
Salary and service costs	2,008.9	72.4%	81.4%	1,827.9	72.5%	81.3%	181.0	9.9%
Office and general expenses	458.0	16.5%	18.6%	420.5	16.7%	18.7%	37.5	8.9%

Total Operating Expenses	2,466.9	88.9%		2,248.4	89.1%		218.5	9.7%

Operating Profit	$ 307.4	11.1%		$ 274.5	10.9%		$ 32.9	12.0%

        Because we provide professional services, salary and service costs represent the largest part of our operating expenses. During the third quarter of 2006, we continued to invest in our businesses and their professional personnel. As a percentage of total operating expenses, salary and service costs were 81.4% in the third quarter of 2006 and 81.3% in the third quarter of 2005. These costs are comprised of salary and related costs and direct service costs. Most, or $181.0 million and 82.8%, of the $218.5 million increase in total operating expenses in the third quarter of 2006 resulted from increases in salary and service costs. This increase was attributable to the increase in our revenue in the third quarter of 2006 and the required increases in the direct costs necessary to deliver our services and pursue new business initiatives, including direct salaries, salary related costs and direct service costs, including freelance labor costs and direct administrative costs, such as travel. This increase was partially offset by reductions in severance expense and employee stock-based compensation expense. Salary and service costs as a percentage of revenue was 72.4% in the third quarter of 2006, which was slightly lower than 72.5% in the third quarter of 2005.

        Office and general expenses represented 18.6% and 18.7% of our operating expenses in the third quarter of 2006 and 2005, respectively. These costs are comprised of office and equipment rent, technology costs and depreciation, amortization of identifiable intangible assets, professional fees and other overhead expenses. As a percentage of revenue, office and general expenses decreased from 16.7% in the third quarter of 2005 to 16.5% in the third quarter of 2006 because these costs are relatively fixed in nature and decrease as a percentage of revenue as revenue increases. In addition, this quarter-over-quarter decrease resulted from our continuing efforts to better align these costs with business levels on a location-by-location basis.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        During the third quarter of 2006, we disposed of a U.S. based healthcare business and several small businesses. The sale of the healthcare business resulted in a high book tax rate primarily caused by the non-deductibility of goodwill. This increase in income tax expense was more than offset by a one-time reduction of income tax expense from the resolution of uncertainties related to changes in certain foreign tax laws. The aggregate impact of these events as presented below was a decrease in profit before tax of $0.5 million, a decrease in tax expense of $1.8 million and an increase in net income of $1.3 million ($ in millions):

	Third Quarter 2006			Third Quarter 2005
	Reported	Disposal Activity	Adjusted	Reported	% Delta
Revenue	$ 2,774.3	$ —	$ 2,774.3	$ 2,522.9	10.0%

Operating Profit	307.4	0.5	307.9	274.5	12.2%

% Margin	11.1%		11.1%	10.9%

Net Interest Expense	26.7	—	26.7	16.3

Income Before Income Tax	280.7	0.5	281.2	258.2	8.9%

% Margin	10.1%		10.1%	10.2%

Income Taxes	92.9	1.8	94.7	86.9

% Tax Rate	33.1%		33.7%	33.7%

Income After Income Tax	187.8	(1.3)	186.5	171.3	8.9%

Equity in Affiliates	6.3	—	6.3	6.9

Minority Interests	(17.0)	—	(17.0)	(16.5)

Net Income	$ 177.1	$(1.3)	$ 175.8	$ 161.7	8.7%

        The table above is intended to facilitate the above discussion regarding the results of our operations. As a result of the adjustments above, the “Adjusted” numbers are non-GAAP measures. We believe that by making the adjustments above, the “Adjusted” numbers are more comparable to previous quarters and thus more meaningful for the purpose of this analysis. The impact on revenue of this disposal activity is included in our discussion of changes in the Revenue section on page 14.

        Net Interest Expense: Our net interest expense increased in the third quarter of 2006 to $26.7 million, as compared to $16.3 million in the third quarter of 2005. Our gross interest expense increased by $13.7 million to $33.6 million. This increase was primarily impacted by $15.1 million of additional interest costs related to the issuance of our 5.90% Senior Notes and $6.7 million of incremental interest cost related to the amortization, in accordance with EITF No. 96-19, of supplemental interest payments we made during first quarter of 2006 to holders of our Liquid Yield Option Notes due 2031 (“2031 Notes”) who did not put their notes back to us. These increases were partially offset by interest expense savings relative to our Euro-denominated (“€”) 152.4 million 5.20% Notes that were redeemed upon their maturity in June

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2005, as well as interest expense savings under our commercial paper program compared to the prior year. The increase in interest income is the result of increased levels of cash and short-term investments on hand during the quarter as well as increases in short-term interest rates.

        We expect interest expense resulting from the amortization, in accordance with EITF 96-16, of the supplemental interest payments made with respect to our 2031 Notes and our 2032 Notes to increase by $4.2 million in the fourth quarter of 2006 compared to the fourth quarter of 2005. We also expect interest expense for the remainder of the year to be increased by interest expense related to our $1.0 billion 5.90% Senior Notes that we issued in late March 2006.

        Income Taxes: Our consolidated effective income tax rate was 33.1% in the third quarter of 2006, which is slightly lower than our tax rate of 33.7% for the third quarter of 2005. The decrease in the tax rate is the result of the following activity. During the third quarter of 2006, we disposed of a U.S. based healthcare business and several small businesses. The sale of the healthcare business resulted in a high book tax rate primarily caused by the non-deductibility of goodwill. This increase in income tax expense was more than offset by a one-time reduction of income tax expense resulting from the resolution of uncertainties related to changes in foreign tax laws. Excluding this activity, our tax rate for the quarter would have been 33.7%, which is in line with our reported tax rate of 33.7% for the third quarter of 2005.

        Earnings Per Share (EPS): For the foregoing reasons, our net income in the third quarter of 2006 increased $15.4 million, or 9.5%, to $177.1 million from $161.7 million in the third quarter of 2005. Diluted earnings per share increased 15.6% to $1.04 in the third quarter of 2006, as compared to $0.90 in the prior year period. This period-over-period increase resulted from the 9.5% increase in net income and the reduction in our weighted average common shares outstanding. The reduction in our weighted average common shares outstanding was the result of our purchases during 2006 of treasury shares, net of shares issued upon stock option exercises and shares issued under our employee stock purchase plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations: First Nine Months 2006 Compared to First Nine Months 2005

        Revenue: Our consolidated worldwide revenue for the first nine months of 2006 increased 8.2% to $8,160.7 million from $7,541.7 million in the comparable period last year. The effect of foreign exchange impacts decreased worldwide revenue by $13.4 million. Acquisitions, net of disposals, increased worldwide revenue by $29.2 million in the first nine months of 2006 and organic growth increased worldwide revenue by $603.2 million. The components of the first nine months of 2006 revenue growth in the U.S. (“domestic”) and the remainder of the world (“international”) are summarized below ($ in millions):

	Total			Domestic		International
	$	%		$	%	$	%
Nine months ended September 30, 2005	$ 7,541.7	—		$4,168.4	—	$ 3,373.3	—

Components of revenue changes:
Foreign exchange impact	(13.4)	(0.	2)%	—	—	(13.4)	(0.	4)%
Acquisitions	29.2	0.4%		33.4	0.8%	(4.2)	—
Organic	603.2	8.0%		307.1	7.4%	296.1	8.7%

Nine months ended September 30, 2006	$ 8,160.7	8.2%		$4,508.9	8.2%	$ 3,651.8	8.3%

The components and percentages are calculated as follows:

•	The foreign exchange impact component shown in the table is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $8,174.1 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $8,160.7 million less $8,174.1 million for the Total column in the table).
•	The acquisitions component shown in the table is calculated by aggregating the applicable prior period revenue of the acquired businesses. Netted against this number is the revenue of any business included in the prior period reported revenue that was disposed of subsequent to the prior period.
•	The organic component shown in the table is calculated by subtracting both the foreign exchange and acquisition revenue components from total revenue growth.
•	The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $7,541.7 million for the Total column in the table).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        The components of revenue and revenue growth in our primary geographic markets for the first nine months of 2006 compared to the first nine months of 2005 are summarized below ($ in millions):

	Revenue	% Growth
United States	$4,508.9	8.2%
Euro Markets	1,596.2	4.2%
United Kingdom	884.9	11.3%
Other	1,170.7	11.9%

Total	$8,160.7	8.2%

        As indicated, foreign exchange impacts decreased our international revenue by 0.2%, or $13.4 million, during the nine months ended September 30, 2006. The most significant impacts resulted from the decline of the Euro, the British Pound and the Japanese Yen against the U.S. Dollar, which was partially offset by the strength of the Canadian Dollar and Brazilian Real against the U.S. Dollar.

        In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories as summarized below: traditional media advertising, CRM, public relations and specialty communications ($ in millions).

	Nine Months 2006	% of Revenue	Nine Months 2005	% of Revenue	$ Growth	% Growth
Traditional media advertising	$3,474.2	42.6%	$3,283.4	43.6%	$190.8	5.8%
CRM	2,893.8	35.4%	2,580.2	34.2%	313.6	12.2%
Public relations	839.3	10.3%	778.4	10.3%	60.9	7.8%
Specialty communications	953.4	11.7%	899.7	11.9%	53.7	6.0%

	$8,160.7		$7,541.7		$619.0	8.2%

        Operating Expenses: Our worldwide operating expenses for the first nine months of 2006 increased $523.4 million, or 7.9%, to $7,151.4 million from $6,628.0 million in the first nine months of 2005, as shown below ($ in millions).

	Nine Months Ended September 30,
	2006			2005			2006 vs 2005
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Growth	% Growth
Revenue	$8,160.7			$7,541.7			$619.0	8.2%

Operating Expenses:
Salary and service costs	5,813.6	71.2%	81.3%	5,362.0	71.1%	80.9%	451.6	8.4%
Office and general expenses	1,337.8	16.4%	18.7%	1,266.0	16.8%	19.1%	71.8	5.7%

Total Operating Expenses	7,151.4	87.6%		6,628.0	87.9%		523.4	7.9%

Operating Profit	$1,009.3	12.4%		$ 913.7	12.1%		$ 95.6	10.5%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Because we provide professional services, salary and service costs represent the largest part of our operating expenses. During the first nine months of 2006, we continued to invest in our businesses and their professional personnel. As a percentage of total operating expenses, salary and service costs were 81.3% in the first nine months of 2006 and 80.9% in the first nine months of 2005. These costs are comprised of salary and related costs and direct service costs. Most, or $451.6 million and 86.3%, of the $523.4 million increase in total operating expenses in the first nine months of 2006 resulted from increases in salary and service costs. This increase was attributable to the increase in our revenue in the first nine months of 2006 and the required increases in the direct costs necessary to deliver our services and pursue new business initiatives, including direct salaries, salary related costs and direct service costs, including freelance labor costs and direct administrative costs, such as travel. In addition, cash-based incentive compensation expense increased as compared to the prior year period which was partially offset by a decrease in stock-based compensation expense. As a result, salary and service costs as a percentage of revenue was 71.2% in the first nine months of 2006 and 71.1% in the first nine months of 2005.

        Office and general expenses represented 18.7% and 19.1% of our operating expenses in the first nine months of 2006 and 2005, respectively. These costs are comprised of office and equipment rent, technology costs and depreciation, amortization of identifiable intangible assets, professional fees and other overhead expenses. As a percentage of revenue, office and general expenses decreased from 16.8% in the first nine months of 2005 to 16.4% in the first nine months of 2006 because these costs are relatively fixed in nature and decrease as a percentage of revenue as revenue increases. In addition, this period-over-period decrease resulted from our continuing efforts to better align these costs with business levels on a location-by-location basis.

        Net Interest Expense: Our net interest expense increased in the first nine months of 2006 to $67.4 million, as compared to $42.7 million in the first nine months of 2005. Our gross interest expense increased by $35.8 million to $91.3 million. This increase was primarily impacted by $30.4 million of additional interest costs related to the recent issuance of our 5.90% Senior Notes and $17.2 million of incremental interest expense related to the amortization, in accordance with EITF 96-19, of supplemental interest payments made with respect to our 2031 Notes. These increases were partially offset by interest expense savings relative to our Euro-denominated (“€”) 152.4 million 5.20% Notes that were redeemed upon their maturity in June 2005, as well as interest expense savings under our commercial paper program compared to the prior year. The increase in interest income is the result of increased levels of cash and short-term investments on hand during the first nine months as well as increases in short-term interest rates.

        Income Taxes: Our consolidated effective income tax rate was 33.5% in the first nine months of 2006, which is lower than our tax rate of 34.1% for the first nine months of 2005. The 33.5% tax rate for the nine months of 2006 was impacted by the following activity. During the third quarter of 2006, we disposed of a U.S. based healthcare business and several small businesses. The sale of the healthcare business resulted in a high book tax rate primarily caused by the non-deductibility of goodwill. This increase in income tax expense was more than offset by a one-time reduction of income tax expense resulting from the resolution of uncertainties

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

related to changes in foreign tax laws. Excluding this activity our tax rate for the 2006 quarter and first nine months would have been 33.7%. The 34.1% tax rate for the first nine months of 2005 was high as it was impacted by the sale in the first quarter of 2005 of a majority-owned business in Australia and New Zealand that resulted in a gain and an unusually high book tax rate on that gain. Excluding the effect of the gain and the related tax impact, our first nine months 2005 tax rate would also have been 33.7%.

        Earnings Per Share (EPS): For the foregoing reasons, our net income in the first nine months of 2006 increased $48.7 million, or 9.1%, to $586.8 million from $538.1 million in the first nine months of 2005. Diluted earnings per share increased 14.6% to $3.38 in the first nine months of 2006, as compared to $2.95 in the prior year period. This period-over-period increase resulted from the 9.1% increase in net income and the reduction in our weighted average common shares outstanding. The reduction in our weighted average common shares outstanding was the result of our purchases of treasury shares, net of shares issued upon stock option exercises and shares issued under our employee stock purchase plan. A substantial portion of our treasury share repurchases were made in connection with the ASR program described in Note 11 to our condensed consolidated financial statements.

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

New Accounting Pronouncements

        Effective January 1, 2006, we adopted SFAS 123R using the modified prospective application transition method. In July 2006, the FASB released FIN 48, which we will adopt in the first quarter of 2007. In September 2006, the FASB released SFAS 157, which we will adopt in the first quarter of 2008 and SFAS 158 which we will adopt as of December 31, 2006. See Note 9 to our condensed consolidated financial statements for additional information.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contingent Acquisition Obligations

        Certain of our acquisitions are structured with contingent purchase price obligations, often referred to as earn-outs. We utilize contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period. These payments are not contingent upon future employment. The aggregate amount of future contingent purchase price payments that we would be required to pay for prior acquisitions, assuming that the businesses perform over the relevant future periods at their current profit levels, is approximately $443 million as of September 30, 2006. The ultimate amounts payable cannot be predicted with reasonable certainty because they are dependent upon future results of operations of subject businesses and are subject to changes in foreign currency exchange rates. In accordance with U.S. GAAP, we have not recorded a liability for these items on our balance sheet since the definitive amount is not determinable or distributable. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. Our obligations change from period to period primarily as a result of payments made during the current period, changes in the acquired entities’ performance and changes in foreign currency exchange rates. These differences could be significant. The contingent purchase price obligations as of September 30, 2006, calculated assuming that the acquired businesses perform over the relevant future periods at their current profit levels, are as follows ($ in millions):

Remainder 2006	2007	2008	2009	Thereafter	Total
$13	$156	$110	$72	$92	$443

        In addition, owners of interests in certain of our subsidiaries or affiliates have the right in certain circumstances to require us to purchase additional ownership stakes in those companies. Assuming that the subsidiaries and affiliates perform over the relevant periods at their current profit levels, the aggregate amount we could be required to pay in future periods is approximately $273 million, $183 million of which relates to obligations that are currently exercisable. If these rights are exercised, there would be an increase in our net income as a result of our increased ownership and the reduction of minority interest expense. The ultimate amount payable relating to these transactions will vary because it is primarily dependent on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates. The actual amount that we pay is likely to be different from this estimate and the difference could be significant. The obligations that exist for these agreements as of September 30, 2006, calculated using the assumptions above, are as follows ($ in millions):

	Currently Exercisable	Not Currently Exercisable	Total
Subsidiary agencies	$131	$83	$214
Affiliated agencies	52	7	59

Total	$183	$90	$273

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

        Our principal discretionary cash requirements include dividend payments to our shareholders, repurchases of our common stock, payments for strategic acquisitions and capital expenditures. Typically, our discretionary spending is also funded from operating cash flow and cash on hand. However, in any given year, depending on the level of discretionary activity, we may use other sources of available funding to finance these activities, such as the liquidation of short-term investments, the issuance of commercial paper or accessing the capital markets. The repurchases of our stock during the third quarter of 2006 are summarized in Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

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

        Liquidity: Our cash and cash equivalents were $808.3 million at September 30, 2006, a decrease of $27.5 million from the balance at December 31, 2005. We also had short-term investments of $40.5 million at September 30, 2006, a decrease of $333.6 million from the balance at December 31, 2005.

        During the first nine months of 2006, we generated $390.3 million of cash flow from operations and in March 2006 we issued $1.0 billion principal amount of 5.90% Senior Notes providing $995.1 million in gross proceeds. Our spending during the period was comprised primarily of: repurchases of our stock amounting to $915.6 million, net of proceeds received from employee stock compensation plans; repurchases of our convertible debt, as discussed below, of $299.2 million; purchases of equity interests in subsidiaries, encompassing new acquisitions as well as obligations related to existing subsidiaries, of $208.6 million; dividend payments of $133.1 million; and capital expenditures of $119.5 million. Consistent with prior year patterns, we expect our cash and short-term investment balances to increase during the fourth quarter of 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Capital Resources: On June 23, 2006, we amended and extended our five-year credit facility to June 23, 2011 and increased the amount available from $2.1 billion to $2.4 billion with substantially the same bank consortium. In conjunction with this amendment and extension, we terminated our $400.0 million 364-day revolving credit facility that was due to expire on June 29, 2006. Subsequently in September 2006, the facility was increased from $2.4 billion to $2.5 billion.

        In funding our day-to-day liquidity, we are an active participant in the commercial paper market with a $1.5 billion program. Our credit facility provides credit support for commercial paper issued under this program, as well as providing back-up liquidity in the event any of our convertible notes are put back to us. As of September 30, 2006, we had no commercial paper outstanding. Accordingly, we have the ability to classify outstanding borrowings, if any, under our five-year credit facility as long-term debt.

        Our five-year credit facility is provided by a bank syndicate, which includes large global banks such as Citibank, JP Morgan Chase, HSBC, ABN Amro, Bank of America, Societe Generale, Deutsche and BBVA. We also include large regional banks in the U.S. such as Wachovia, US Bancorp, Northern Trust, PNC and Wells Fargo. Additionally, we include banks that have a major presence in countries where we conduct business such as Sumitomo in Japan, Fortis in Belgium, San Paolo in Italy, Scotia in Canada and Westpac in Australia.

        Debt: We had short-term bank loans of $11.8 million and $15.0 million, as of September 30, 2006 and December 31, 2005, respectively. The short-term bank loans consisted of bank overdrafts of our international subsidiaries and are treated as unsecured loans pursuant to our bank agreements.

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

        In February 2006, we offered to pay a supplemental interest payment of $46.25 per $1,000 principal amount of notes to holders of our Liquid Yield Option Notes due 2031 (“2031 Notes”) as of February 2, 2006 to not put their notes back to us. The noteholders were paid $39.2 million on February 8, 2006. This payment is being amortized ratably over a 12-month period to the next put date in accordance with EITF No. 96-19.

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

2038. The additional amendments conformed other terms of the notes for the extension of the maturity date, as well as amending the comparable yield. On June 21, 2006, we repurchased $132.5 million of notes that were put to us. With respect to the remaining $467.5 million of notes as of June 30, 2006, noteholders holding a combined amount of $428.1 million of notes consented to the amendments, were paid $27.50 per $1,000 note and their notes were amended. The total supplemental interest payment of $11.7 million is being amortized ratably over a 24-month period to the next put date in accordance with EITF No. 96-19. The next put date for these notes is June 15, 2008. The remaining noteholders, comprising $39.4 million aggregate principal amount of notes, did not consent to the amendments. As a result, these notes are still outstanding and were not amended and these noteholders were not paid the supplemental interest payment.

        In July 2006, we offered to pay a supplemental interest payment of $32.50 per $1,000 principal amount of notes to holders of our 2032 Notes as of August 1, 2006 to not put their notes back to us. On August 4, 2006, we repurchased $165.2 million of our 2032 Notes that were put to us. With respect to the remaining $727.0 million of notes, noteholders were paid a total of $23.6 million on August 2, 2006, that is being amortized ratably over a 12-month period to the next put date in accordance with EITF No. 96-19.

        Our outstanding debt and amounts available under our credit facilities as of September 30, 2006 were as follows ($ in millions):

	Debt Outstanding	Available Credit
Current Debt (due in less than 1 year)	$ 12.5	—
Commercial Paper issued under
$2,500.0 Million Revolver - due June 23, 2011	—	$2,500.0
5.90% Senior Notes - due April 15, 2016	995.3	—
Liquid Yield Option Notes - due February 7, 2031	847.0	—
Zero Coupon Zero Yield Convertible Notes - due July 31, 2032	727.0	—
Zero Coupon Zero Yield Convertible Notes - due June 15, 2033	39.4	—
Zero Coupon Zero Yield Convertible Notes - due July 1, 2038	428.1	—
Other Debt	18.3	—

Total	$3,067.6	$2,500.0

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

        Our 2005 Form 10-K provides a more detailed discussion of the market risks affecting our operations. Except as discussed above, as of September 30, 2006, no material change had occurred in our market risks from the disclosure contained in our 2005 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

        We have established and continue to maintain disclosure controls and procedures and internal control over financial reporting designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation, our CEO and CFO concluded that as of September 30, 2006 our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 is appropriate. KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, has issued an attestation report on management’s assessment of Omnicom’s internal control over financial reporting as of December 31, 2005, dated February 24, 2006. There have not been any changes in our internal control over financial reporting that occurred during our third fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II.	OTHER INFORMATION

Item 1. Legal Proceedings

        The information regarding legal proceedings described in Note 10 to the condensed consolidated financial statements set forth in Part I of this Report is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

        There have been no material changes in the risk factors disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        (c) The following table presents information with respect to purchases of our common stock made during the three months ended September 30, 2006 by us or any of our “affiliated purchasers.”

During the month in 2006:	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	195,500	$87.71	—	—
August	1,197,000	$88.93	—	—
September	—	$ —	—	—

Total	1,392,500	$88.75	—	—

(1)	The shares were purchased in the open market for general corporate purposes.

Item 6. Exhibits

(a) Exhibits

10.1	Instrument of Resignation, Appointment and Acceptance, dated as of October 5, 2006, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc., JPMorgan Chase Bank, N.A. and Deutsche Bank Trust Company Americas (Exhibit 10.1 to the Form 8-K (File No. 1-10551) dated October 11, 2006 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. § 1350.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 27, 2006	OMNICOM GROUP INC. /s/ Randall J. Weisenburger Randall J. Weisenburger Executive Vice President and Chief Financial Officer (on behalf of Omnicom Group Inc. and as Principal Financial Officer)

