Form 10-K
period 2006-12-31
OMNICOM GROUP INC
filed 2007-02-27
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-10551

OMNICOM GROUP INC.
(Exact name of registrant as specified in its charter)

New York	13-1514814
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

437 Madison Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 415-3600

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which Registered
Common Stock, $.15 Par Value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |X| No |_|

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer |X| Accelerated filer |_| Non-accelerated filer |_|

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): |_| No |X|

        At February 15, 2007, 167,100,000 shares of Omnicom Common Stock, $.15 par value, were outstanding; the aggregate market value of the voting stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $15,076,000,000.

        Certain portions of Omnicom’s definitive proxy statement relating to its annual meeting of shareholders scheduled to be held on May 22, 2007 are incorporated by reference into Part III of this report.

OMNICOM GROUP INC.

ANNUAL REPORT ON FORM 10-K FOR
THE YEAR ENDED DECEMBER 31, 2006

*	The information regarding Executive Officers of the Registrant is included in Part I, Item 1, “Business.” Additional information called for by Items 10, 11, 12, 13 and 14 to the extent not included in this document, is incorporated herein by reference to the information to be included under the captions “Corporate Governance,” “Certain Transactions,” “Executive Compensation” and “Stock Ownership” in Omnicom’s definitive proxy statement, which is expected to be filed by April 20, 2007.

FORWARD LOOKING STATEMENTS

        Certain of the statements in this annual report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. These statements relate to future events or future financial performance and involve known and unknown risks and other factors that may cause our actual or our industry’s results, levels of activity or achievement to be materially different from those expressed or implied by any forward-looking statements. These risks and uncertainties, including those resulting from specific factors identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include, but are not limited to, our future financial condition and results of operations, changes in general economic conditions, competitive factors, changes in client communication requirements, the hiring and retention of personnel, our ability to attract new clients and retain existing clients, changes in government regulations impacting our advertising and marketing strategies, risks associated with assumptions we make in connection with our critical accounting estimates, and our international operations, which are subject to the risks of currency fluctuations and exchange controls. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are our present expectations. Actual events or results may differ. We undertake no obligation to update or revise any forward-looking statement.

AVAILABLE INFORMATION

        Our internet address is www.omnicomgroup.com at which we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission or the “SEC”. Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. Any document that we file with the SEC may also be read and copied at the SEC’s Public Reference Room located at Room 1580, 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our filings are also available from the SEC’s website at http://www.sec.gov and at the offices of the New York Stock Exchange.

PART I

Introduction

        This report is both our 2006 annual report to shareholders and our 2006 annual report on Form 10-K required under the federal securities laws.

        We are a strategic holding company. We provide professional services to clients through multiple agencies operating in all major markets around the world. Our companies provide advertising, marketing and corporate communications services. For simplicity, however, the terms “Omnicom,” “we,” “our” and “us” each refer to Omnicom Group Inc. and our subsidiaries unless the context indicates otherwise.

Item 1. Business

        Our Business: Omnicom, a strategic holding company, was formed in 1986 by the merger of several leading advertising, marketing and corporate communications companies. We are one of the largest advertising, marketing and corporate communications companies in the world. The proliferation of media channels, especially print and cable television, and recently the internet, has effectively fragmented mass audiences. These developments make it increasingly more difficult for marketers to reach their target audiences in a cost-effective way, causing them to turn to marketing service providers such as Omnicom for a customized mix of advertising and marketing communications services designed to make the best use of their total marketing expenditures.

        Our agencies provide an extensive range of services which we group into four fundamental disciplines: traditional media advertising; customer relationship management (“CRM”); public relations; and specialty communications. The services included in these categories are:

advertising
brand consultancy
crisis communications
custom publishing
database management
digital and interactive marketing
direct marketing
directory advertising
entertainment marketing
environmental design
experiential marketing
field marketing
financial / corporate business-to-business advertising
graphic arts
healthcare communications
instore design
investor relations	marketing research
media planning and buying
mobile marketing services
multi-cultural marketing
non-profit marketing
organizational communications
package design
product placement
promotional marketing
public affairs
public relations
recruitment communications
reputation consulting
retail marketing
search engine marketing
sports and event marketing

        Although the medium used to reach a given client’s target audience may be different across each of these disciplines, the marketing message is developed and delivered in a similar way by providing client-specific consulting services.

        Omnicom’s business model was built and evolves around its clients. While our companies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. The fundamental premise of our business is to structure our business offerings and allocate our resources based on the specific requirements of our clients. As clients increase their demands for marketing effectiveness and efficiency, they have tended to consolidate their business with larger, multi-disciplinary agencies or integrated groups of agencies. Accordingly, our business model demands that multiple agencies within Omnicom collaborate in formal and informal virtual networks that cut across internal organizational structures to execute against our clients’ specific marketing requirements. We believe that this organizational philosophy, and our ability to execute on it, helps to differentiate us from our competition.

        Our agency networks and our virtual networks, provide us with the ability to integrate services across all disciplines. This means that the delivery of these services can, and does, take place across agencies, networks and geographic regions simultaneously.

        Further, for the longer term, we believe that our virtual network strategy facilitates better integration of services required by the demands of the marketplace for advertising and marketing communications services. Our over-arching strategy for our business is to continue to use our virtual networks to grow our business relationships with our clients.

        The various components of our business and material factors that affected us in 2006 are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) of this report. None of our acquisitions in 2006, 2005 or 2004 were material to our consolidated financial position or results of operations. For information concerning our acquisitions, see Note 2 to our consolidated financial statements.

        Geographic Regions and Segments: Our total consolidated revenue is about evenly divided between U.S. and non-U.S. operations. For financial information concerning domestic and foreign operations and segment reporting, see our MD&A and Note 5 to our consolidated financial statements.

        Our Clients: Consistent with the fundamentals of our business strategy, our agencies serve similar clients, in similar industries, and in many cases the same clients, across a variety of geographic regions and locations. Our clients participate in virtually all industry sectors of the global economy. Furthermore, in many cases, our agencies or networks serve different product groups within the same clients served by other Omnicom agencies or networks. For example, our largest client was served by more than 100 of our agencies in 2006 and represented 3.6% of our 2006 consolidated revenue. No other client accounted for more than 2.9% of our consolidated 2006 revenue. Each of our top 100 clients was served, on average, by more than 40 of our agencies in 2006 and represented 46.2% of our 2006 consolidated revenue.

        Our Employees: At December 31, 2006, we employed approximately 66,000 people. We are not party to any significant collective bargaining agreements. The skill-sets of our workforce across our agencies and within each discipline are similar. Common to all is the ability to understand a client’s brand, its selling proposition and the ability to develop a unique message to communicate the value of the brand to the client’s target audience. Recognizing the importance of this core competency, we have established tailored training and education programs for our service professionals around this competency. See our MD&A for a discussion of the effect of salary and related costs on our historical results of operations.

        Executive Officers of the Registrant: Our executive officers as of February 15, 2007 are:

Name	Position	Age
Bruce Crawford	Chairman	78
John D. Wren	President and Chief Executive Officer	54
Randall J. Weisenburger	Executive Vice President and Chief Financial Officer	48
Michael Birkin	Vice Chairman	48
Peter Mead	Vice Chairman	67
Philip J. Angelastro	Senior Vice President Finance and Controller	42
Charles Brymer	President and Chief Executive Officer of DDB Worldwide	47
Jean-Marie Dru	President and Chief Executive Officer of TBWA Worldwide	60
Thomas L. Harrison	Chairman and Chief Executive Officer of Diversified Agency Services	59
Michael J. O’Brien	Senior Vice President, General Counsel and Secretary	45
Andrew Robertson	President and Chief Executive Officer of BBDO Worldwide	46
Daryl D. Simm	Chairman and Chief Executive Officer of Omnicom Media Group	45

        All of the executive officers have held their present positions at Omnicom for at least five years except as specified below.

        Michael Birkin was appointed Vice Chairman, as well as President and CEO of Omnicom Asia-Pacific, on March 1, 2005. From 1999 to 2005, he served as Worldwide President of DAS. Mr. Birkin previously served as International President of DAS from 1997 to 1999 and European Managing Director of DAS from 1995 to 1997.

        Charles Brymer was named President and CEO of DDB Worldwide in April 2006. Formerly, Mr. Brymer was the Chairman and CEO of Interbrand Group. He joined Interbrand in 1985 and was named Chairman and CEO of Interbrand in 1994. Mr. Brymer began his Omnicom career at BBDO in Houston in 1982.

        Michael O’Brien joined Omnicom Group Inc. in November 2003 and was appointed Senior Vice President, General Counsel and Secretary in December 2003. From April 2002 to December 2003, Mr. O’Brien was a partner in the law firm of Goodwin Procter LLP. Prior to that, he was a partner in the law firm of O’Sullivan LLP.

        Andrew Robertson was named Chief Executive Officer of BBDO Worldwide in May of 2004, having been made President of BBDO Worldwide in 2002. In 2001, Mr. Robertson was President and CEO of BBDO North America and was subsequently elected to the Worldwide Board of Directors of BBDO. He joined BBDO in 1995.

        Daryl Simm was named Chairman and Chief Executive Officer of Omnicom Media Group in November 2005. Mr. Simm previously held the position of President and CEO of OMG.

        Additional information about our directors and executive officers appears under the captions “Corporate Governance,” “Certain Transactions,” “Election of Directors,” “Executive Compensation” and “Stock Ownership” in our definitive proxy statement, which is expected to be filed by April 20, 2007.

Item 1A. Risk Factors

Companies periodically review and change their advertising, marketing and corporate communications services business models and relationships. If we are unable to remain competitive or retain key clients, our business and financial results may be materially adversely affected.

        The businesses in which we participate are highly competitive. Key competitive considerations for retaining existing business and winning new business include our ability to develop creative solutions that meet client needs, the quality and effectiveness of the services we offer, and our ability to efficiently serve clients, particularly large international clients, on a broad geographic basis. While many of our client relationships are long-standing, companies put their advertising, marketing and corporate communications services business up for competitive review from time to time. We have won and lost accounts in the past as a result of these reviews. To the extent that we are not able to remain competitive, our revenue may be adversely affected, which could then affect our results of operations and financial condition.

Government regulations and consumer advocates may limit the scope of the content of our services, which could affect our ability to meet our clients’ needs, which could have a material adverse effect on our business.

        Government agencies and consumer groups have directly or indirectly from time to time affected or attempted to affect the scope, content and manner of presentation of advertising, marketing and corporate communications services, whether through regulations or other governmental actions. Any such limitations on the scope of the content of our services could affect our ability to meet our clients’ needs, which could have a material adverse effect on our results of operations and financial condition. In addition, there has been an increasing tendency on the part of businesses to resort to the judicial system to challenge advertising practices. We cannot assure investors that such claims by businesses or governmental agencies will not have a material adverse effect on our results of operations and financial condition in the future.

The success of our acquiring and retaining clients depends on our ability to avoid and manage conflicts of interest arising out of other client relationships and retention of key personnel.

        Our ability to retain existing clients and to attract new clients may, in some cases, be limited by clients’perceptions of, or policies concerning, conflicts of interest arising out of other client relationships. If we are unable to maintain multiple agencies to effectively manage multiple client relationships and avoid potential conflicts of interests, our business and financial results may be materially adversely affected.

        In addition, we may lose or fail to attract and retain key personnel. Our employees are our most important assets. Our ability to attract and retain key personnel is an important aspect of our competitiveness. If we are unable to attract and retain key personnel, our ability to provide our services in the manner our customers have come to expect may be adversely affected, which could harm our reputation and result in a loss of clients, which could have a material adverse effect on our results of operations and financial condition.

We receive approximately 46% of our revenue from our 100 largest clients, and the loss of several of these clients could adversely impact our prospects, our business and our results of operations and financial condition.

        Our clients generally are able to reduce advertising and marketing spending or cancel projects at any time for any reason. It is possible that our clients could reduce spending in comparison with historical patterns, or they could reduce future spending. A significant reduction in advertising and marketing spending by our largest clients, or the loss of several of our largest clients, if not replaced by new client accounts or an increase in business from existing clients, would adversely affect our revenue, which could have a material adverse effect on our results of operations and financial condition.

We are a global service business and face certain risks of doing business abroad, including political instability and exchange controls, which could have a material adverse effect on our results of operations.

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

        We conduct business in various developing countries around the world. The risks associated with conducting business in developing countries can include slower payment of invoices; nationalization; social, political and economic instability; and currency repatriation restrictions, among other risks. In addition, commercial laws in many of these countries can be vague, inconsistently administered and retroactively applied. If we are deemed not to be in compliance with applicable laws in developing countries where we conduct business, our prospects, business, financial condition and results of operations in those countries could be harmed, which could then have an adverse impact on our results of operations and financial condition.

Downgrades of our debt credit ratings could adversely affect us.

        Standard and Poor’s Rating Service currently rates our long-term debt A-, Moody’s Investors Service rates our long-term debt Baa1 and Fitch Ratings rates our long-term debt A-. Our short-term debt ratings are A2, P2 and F2 by the respective agencies. Should our debt credit ratings be downgraded, our outstanding senior notes, convertible notes and our existing bank credit facility do not contain provisions that require acceleration of cash payment upon a downgrade. The interest rates and fees on our bank credit facility, however, would increase if our long-term debt credit rating is downgraded. Additionally, our access to the capital markets could be adversely affected by adverse changes to the short or long-term debt credit ratings assigned to us by independent rating agencies.

Holders of our convertible notes have the right to cause us to repurchase up to $2.0 billion, in whole or in part, at specified dates in the future.

        If we are required to satisfy a put to repurchase our convertible notes, we expect to have sufficient available cash and unused credit commitments to fund the put. We also believe that we will still have ample capacity under our existing credit commitments to meet our cash requirements for the normal course of our business operations after the put event. However, in the event that our existing credit commitments or our cash flow from operations were decreased, we could experience difficulties in funding our business operations and would have to seek additional funding alternatives as described more fully in our MD&A.

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

Goodwill may become impaired.

        We have recorded a significant amount of goodwill in our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) resulting from our prior acquisition activities, which principally represents the specialized know-how of the workforce at the agencies we have acquired. We annually test the carrying value of goodwill for impairment, as discussed in Note 1 to our consolidated financial statements. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. While we have concluded, for each year presented in our financial statements, that our goodwill is not impaired, future events could cause us to conclude that the asset values associated with a given operation may become impaired. Any resulting impairment loss could materially adversely affect our results of operations and financial condition.

Item 1B. Unresolved Staff Comments

        None.

Item 2. Properties

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

        Substantially all of our office space is leased from third parties with varying expiration dates ranging from one to 20 years. Certain of our leases are subject to rent reviews or contain various escalation clauses and certain of our leases require us to pay various operating expenses, which may also be subject to escalation. Leases are generally denominated in the local currency of the operating entity. Our consolidated rent expense was $351.9 million in 2006, $352.6 million in 2005 and $345.3 million in 2004, after reduction for rents received from subleases of $22.3 million, $23.5 million and $26.3 million, respectively.

        Our obligations for future minimum base rents under terms of non-cancelable real estate leases and other operating leases, which include primarily office furniture and computer and technology equipment, reduced by rents receivable from non-cancelable subleases are (in millions):

Net Rent
2007	$412.9
2008	347.5
2009	280.5
2010	237.5
2011	186.2
Thereafter	708.4

        See Note 10 to our consolidated financial statements for a discussion of our lease commitments and our MD&A for the impact of leases on our operating expenses.

Item 3. Legal Proceedings

        Beginning on June 13, 2002, several putative class actions were filed against us and certain senior executives in the United States District Court for the Southern District of New York. The actions have since been consolidated under the caption In re Omnicom Group Inc. Securities Litigation, No. 02-CV-4483 (RCC), on behalf of a proposed class of purchasers of our common stock between February 20, 2001 and June 11, 2002. The consolidated complaint alleges, among other things, that our public filings and other public statements during that period contained false and misleading statements or omitted to state material information relating to (1) our calculation of the organic growth component of period-to-period revenue growth, (2) our valuation of and accounting for certain internet investments made by our Communicade Group (“Communicade”), which we contributed to Seneca Investments LLC (“Seneca”) in 2001, and (3) the existence and amount of certain contingent future obligations in respect of acquisitions. The complaint seeks an unspecified amount of compensatory damages plus costs and attorneys’ fees. Defendants moved to dismiss the complaint and on March 28, 2005, the court dismissed portions (1) and (3) of the complaint detailed above. The court’s decision denying the defendants’ motion to dismiss the remainder of the complaint did not address the ultimate merits of the case, but only the sufficiency of the pleading. Defendants have answered the complaint, and discovery is currently expected to conclude in the first half of 2007. Plaintiffs have moved to have the proposed class certified and the defendants have opposed that motion, which is now fully briefed.

        In addition, on June 28, 2002, a derivative action was filed on behalf of Omnicom in New York state court. On February 18, 2005, a second shareholder derivative action, again purportedly brought on behalf of the Company, was filed in New York state court. The derivative actions have been consolidated before one New York State Justice and the plaintiffs have filed an amended consolidated complaint. The consolidated derivative complaint questions the business judgment of certain current and former directors of Omnicom, by challenging, among other things, the valuation of and accounting for the internet investments made by Communicade and the contribution of those investments to Seneca. The consolidated complaint alleges that the defendants breached their fiduciary duties of good faith. The lawsuit seeks from the directors the amount of profits received from selling Omnicom stock and other unspecified damages to be paid to the Company, as well as costs and attorneys’ fees. The defendants moved to dismiss the derivative complaint on the procedural ground that plaintiffs had failed to make a demand on the board. On June 27, 2006, the trial court entered a decision denying the motion to dismiss. The decision did not address the merits of the allegations, but rather accepted the allegations as true for the purposes of the motion (as the Court was required to do) and excused plaintiffs from making a demand on the board. The defendant filed an appeal of the Court’s decision on the motion to dismiss. The appeal has been fully briefed and oral argument before the Appellate Division, First Department occurred on February 9, 2007. Additionally, the defendants moved for a stay of the proceedings in this litigation pending a decision being issued by the Appellate Division. The trial court granted the motion staying the matter until February 28, 2007. The parties have jointly requested the trial court extend the stay to March 30, 2007 since the Appellate Division has not yet issued a decision.

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

        For additional information concerning our legal proceedings, including the class action and derivative action described above, see Note 10 to our consolidated financial statements that is incorporated into this section by reference.

Item 4. Submission of Matters to a Vote of Security Holders

        Our annual shareholders’ meeting has historically been held in the second quarter of the year. No matters were submitted to a vote of our shareholders during the last quarter of 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed on the New York Stock Exchange under the symbol “OMC.” On February 15, 2007, we had 3,149 holders of record of our common shares. The table below shows the range of quarterly high and low sales prices reported on the New York Stock Exchange Composite Tape for our common shares and the dividends paid per share for these periods.

Period	High	Low	Dividends Paid Per Share
Q1 2005	$ 91.48	$82.83	$0.225
Q2 2005	89.00	76.10	0.225
Q3 2005	86.36	79.00	0.225
Q4 2005	88.80	75.75	0.225

Q1 2006	$ 87.05	$78.75	$0.250
Q2 2006	96.64	81.84	0.250
Q3 2006	94.77	84.12	0.250
Q4 2006	106.06	93.01	0.250

        The following table presents information with respect to purchases of common stock made during the three months ended December 31, 2006, by us or any of our “affiliated purchasers.”

During the month:	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
October 2006	—	$ —	—	—
November 2006	1,105,800	101.50	—	—
December 2006	1,447,800	103.70	—	—

Total	2,553,600	$102.75	—	—

Item 6. Selected Financial Data

        The following selected financial data should be read in conjunction with our consolidated financial statements and related notes that begin on page F-1 of this report, as well as our MD&A.

        In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”), we elected, effective January 1, 2004, to account for stock-based employee compensation using the fair value method. As a result, the fair value of stock-based employee compensation, including unvested employee stock options issued and outstanding, was recorded as an expense in the current period and all prior periods presented utilizing the retroactive restatement method as set forth in SFAS 148. Accordingly, our results for the prior periods have been restated as if we had used the fair value method to account for stock-based employee compensation.

	(Dollars in millions, except per share amounts)
For the years ended December 31:	2006	2005	2004	2003	2002
Revenue	$ 11,376.9	$ 10,481.1	$ 9,747.2	$ 8,621.4	$ 7,536.3
Operating Profit	1,483.5	1,339.8	1,215.4	1,091.9	985.1
Income After Income Taxes	925.0	845.3	782.5	696.1	625.0
Net Income	864.0	790.7	723.5	631.0	570.5
Net Income Per Common Share:
Basic	5.04	4.38	3.90	3.37	3.07
Diluted	4.99	4.36	3.88	3.37	3.07
Dividends Declared Per
Common Share	1.000	0.925	0.900	0.800	0.800

	(Dollars in millions, except per share amounts)
As of December 31:	2006	2005	2004	2003	2002
Cash, cash equivalents and
short-term investments	$ 1,928.8	$ 1,209.9	$ 1,739.6	$ 1,548.9	$ 695.9
Total Assets	18,164.4	15,919.9	16,002.4	14,620.0	12,056.5
Long-Term Obligations:
Long-term debt	1,013.2	18.2	19.1	197.3	197.9
Convertible notes	2,041.5	2,339.3	2,339.3	2,339.3	1,747.0
Deferred compensation and
other liabilities	305.8	298.4	309.1	326.5	293.6

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

        We are a strategic holding company. We provide professional services to clients through multiple agencies around the world. On a global, pan-regional and local basis, our agencies provide these services in the following disciplines: traditional media advertising, CRM, public relations and specialty communications. Our business model was built and evolves around our clients. While our companies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. The fundamental premise of our business is that our clients’specific requirements should be the central focus in how we structure our business offerings and allocate our resources. This client-centric business model results in multiple agencies collaborating in formal and informal virtual networks that cut across internal organizational structures to deliver consistent brand messages for a specific client and execute against each of our client’s specific marketing requirements. We continually seek to grow our business with our existing clients by maintaining our client-centric approach, as well as expanding our existing business relationships into new markets and with new clients. In addition, we pursue selective acquisitions of complementary companies with strong, entrepreneurial management teams that typically either currently serve or have the ability to serve our existing client base.

        In prior years, our industry was affected by several factors, including geopolitical unrest and lagging economic conditions that contributed to a difficult business environment and industry-wide margin contraction. During this period, we continued to invest in our businesses and our personnel and took action to reduce costs at some of our agencies to address the changing economic circumstances. Recently, improving economic conditions, coupled with the business trends described below, have had a positive impact on our business and our industry.

        Several long-term trends continue to positively affect our business, including our clients increasingly expanding the focus of their brand strategies from national markets to pan-regional and global markets and from traditional marketing channels to non-traditional channels and new media outlets. Additionally, in an effort to gain greater efficiency and effectiveness from their marketing dollars, clients are increasingly requiring greater coordination of their traditional advertising and marketing activities and concentrating these activities with a smaller number of service providers.

        The diversity and balance of our portfolio of companies and service offerings have enabled us to continue to grow our revenue, operating income, net income and earnings per share. In the United States, revenue grew at a rate of 7.8% in 2006, which is below our prior year’s rate of 10.0%. On a constant currency basis, revenue growth for our international business increased by 7.9% in 2006, which is an increase from our prior year’s rate of 3.5%. Overall, in the past year, we believe that our businesses have performed well across our operating regions. In addition, we expect to continue to increase our investment in an already improving Asian market. We also plan to focus on businesses that will complement and enhance our existing strategic platforms and service capabilities to better serve our clients in various regions.

        In 2006, we experienced an increase in our operating margins over the previous year. This improvement is the result of our new business initiatives and wins, as well as our cost management actions. Our operating margin for 2006 was 13.0% compared to 12.8% in 2005. We expect that we will be able to maintain operating margins at 2006 levels and we will continue to pursue a strategy of optimizing our operating margins and maintaining a high level of investment in our people and our businesses.

        Given our size and breadth, we manage our business by monitoring several financial indicators. The key indicators that we review focus on revenue and operating expenses.

        We analyze revenue growth by reviewing the components and mix of the growth, including growth by major geographic location, growth by major marketing discipline, growth from currency fluctuations, growth from acquisitions and growth from our largest clients.

        In recent years, our revenue has been divided almost evenly between domestic and international operations. In 2006, our overall revenue growth was 8.5%, of which 0.7% was related to changes in foreign exchange rates and 0.2% was related to the acquisition of entities, net of entities disposed. The remainder, 7.6%, was organic growth.

        In 2006, traditional media advertising represented about 43% of the total revenue and grew by 6.0% over the prior year. CRM represented about 36% of the total revenue and grew by 13.0% over the previous year. Public relations represented about 10% of the total revenue and grew by 10.0% over the previous year and specialty communications represented about 11% of total revenue and grew by 3.7% over the previous year.

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

        Because we are a service business, we monitor these costs on a percentage of revenue basis. Salary and service costs tend to fluctuate in conjunction with changes in revenue, whereas office and general expenses, which are not directly related to servicing clients, tend to decrease as a percentage of revenue as revenue increases because a significant portion of these expenses are relatively fixed in nature. During 2006, salary and service costs increased to 71.1% of revenue from 70.7% of revenue in 2005. This increase is primarily attributable to increased revenue levels and the necessary increases in direct salaries, salary-related costs and freelance labor costs necessary to deliver our services and pursue new business initiatives, as well as increases in incentive-based compensation costs. Office and general expenses declined to 15.9% of revenue from 16.5% in 2005 as a result of our continuing efforts to better align these costs with business levels on a location-by-location basis.

        Our net income for 2006 increased by 9.3% to $864.0 million from $790.7 million in 2005 and our diluted EPS increased by 14.4% to $4.99 from $4.36 in the prior year for the reasons described above, as well as the impact of the reduction in our weighted average shares outstanding for the year. This reduction was the result of our purchases of treasury shares net of option exercises and share issuances under our employee stock purchase plan.

Critical Accounting Policies and New Accounting Pronouncements

Critical Accounting Policies

        We have prepared the following summary of our accounting policies to assist the reader in better understanding our financial statements and the related MD&A. We believe that the following policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. Readers are encouraged to consider this summary together with our consolidated financial statements and the related notes to our consolidated financial statements, including our discussion in Note 1 setting forth our accounting policies in greater detail, for a more complete understanding of accounting policies discussed below.

        Estimates: Our financial statements are prepared in conformity with U.S. GAAP and require us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including valuation allowances for receivables and deferred tax assets, accruals for incentive compensation and the disclosure of contingent liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during a reporting period. We evaluate these estimates on an ongoing basis and we base our estimates on historical experience, current conditions and various other assumptions we believe are reasonable under the circumstances. Actual results can differ from those estimates, and it is possible that the differences could be material.

        A fair value approach is used in testing goodwill for impairment under SFAS 142 and when evaluating cost-based investments, which consist of ownership interests in non-public companies, to determine if an other-than-temporary impairment has occurred. We consider and use several comparable market participant measurements to determine fair value, including consideration of similar and recent transactions and when available and as appropriate, we use comparative market multiples. We also use a discounted cash flow methodology. Numerous estimates and assumptions have to be made when completing a discounted cash flow valuation, including estimates and assumptions regarding interest rates, appropriate discount rates and capital structure. Additionally, estimates must be made regarding revenue growth, operating margins, tax rates, working capital requirements and capital expenditures. Judgment is required when determining fair value, including when we evaluate the applicability of similar and recent transactions, and when determining the appropriate comparative market multiples to be used. Actual results of operations, cash flows and other factors used in a discounted cash flow valuation will likely differ from the estimates used and it is possible that differences could be material. Additional information about impairment testing under SFAS 142 and valuation of cost-based investments appears in Note 1 to our consolidated financial statements, as well as Note 6 with respect to cost-based investments.

        A fair value approach is used in determining the award value of stock-based employee compensation in accordance with SFAS 123R. We utilize the Black-Scholes option valuation model to determine the fair value of option awards. This valuation model uses several assumptions and estimates such as expected life, rate of risk free interest, volatility and dividend yield. If different assumptions and estimates were used to determine the fair value, our actual results of operations and cash flows would likely differ from the estimates used and it is possible that differences and changes could be material. Additional information about these assumptions and estimates appears in Note 7 to our consolidated financial statements.

        Acquisitions and Goodwill: We have historically made and expect to continue to make selective acquisitions. In making acquisitions, the price we pay is determined by various factors, including specialized know-how, reputation, competitive position, geographic coverage and service offerings, as well as our experience and judgment. The amount we paid for acquisitions, including cash, stock and assumption of net liabilities, totaled $311.4 million in 2006 and $327.2 million in 2005. Approximately 51% and 63%, respectively, of these amounts related to contingent purchase price obligations paid during the respective year related to acquisitions previously completed.

        A summary of our contingent purchase price obligations, sometimes referred to as earn-outs, and obligations to purchase additional interests in certain subsidiary and affiliate companies is set forth in the “Liquidity and Capital Resources” section of this MD&A. The amount of contingent purchase price obligations and obligations to purchase additional interests in certain subsidiary and affiliate companies are based on future performance. Contingent purchase price obligations are accrued, in accordance with GAAP, when the contingency is resolved and payment is certain.

        Our acquisition strategy has been focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of our various strategic business platforms and agency brands through the expansion of their geographic reach and/or their service capabilities to better serve our clients. Additional key factors we consider include the competitive position and specialized know-how of the acquisition targets. Accordingly, like most service businesses, a substantial portion of the intangible asset value that we acquire is the know-how of the people, which is treated as part of goodwill and, in accordance with SFAS No. 141, Business Combinations (“SFAS 141”), is not valued separately. For each of our acquisitions, we undertake a detailed review to identify other intangible assets and a valuation is performed for all such assets identified. The majority of the value of the identifiable intangible assets that we acquire is derived from customer relationships. When making the necessary valuation assumptions of these identified intangible assets, we typically use an income approach and consider comparable market participant measurements. The expected benefits of our acquisitions are typically shared across multiple agencies as they work together to integrate the acquired agency into our client service strategy.

        We evaluate goodwill for impairment annually. In accordance with paragraph 30 of SFAS 142, we identified our regional reporting units as components of our operating segments, which are our five agency networks. The regional reporting units of each agency network are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our client-centric strategy for delivering services to clients in their regions. We then concluded, that for each of our operating segments, their regional reporting units had similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in paragraph 17 of SFAS No.131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), and the guidance set forth in EITF D-101:

Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142. Consistent with the fundamentals of our business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics, as the main economic components of each agency are the salary and service costs associated with providing professional services, the office and general costs associated with office space and occupancy, and the provision of technology requirements which are generally limited to personal computers, servers and off-the-shelf software. Finally, the expected benefits of our acquisitions are typically shared across multiple agencies and regions as they work together to integrate the acquired agency into our client service strategy. Based on the results of our impairment testing, we concluded that the fair value of our reporting units exceeded their book value and therefore, our goodwill was not impaired.

        Additional information about acquisitions and goodwill appears in Notes 1 and 2 to our consolidated financial statements.

        Revenue Recognition: Substantially all of our revenue is derived from fees for services or a rate per hour, or equivalent basis, and revenue is realized when the service is performed in accordance with terms of each client arrangement, upon completion of the earnings process and when collection is reasonably assured. We record revenue net of taxes, including sales tax, use tax, value added tax and/or excise tax. Certain of our businesses earn a portion of their revenue as commissions based upon performance in accordance with client arrangements.

        These principles are the foundation of our revenue recognition policy and apply to all client arrangements in each of our service disciplines — traditional media advertising, CRM, public relations and specialty communications.

        More specifically, in compliance with Staff Accounting Bulletin (“SAB”) 101 “Revenue Recognition in Financial Statements” (“SAB 101”), as updated by SAB 104 “Revenue Recognition” (“SAB 104”), our policy requires the following key elements to be satisfied prior to recognizing revenue: persuasive evidence of an arrangement must exist; the sales price must be fixed or determinable; delivery, performance and acceptance in accordance with the client arrangement; and collection is reasonably assured.

        Because the services that we provide across each of our disciplines are similar and delivered to clients in similar ways, all of the key elements set forth above apply to client arrangements in each of our four disciplines.

        In the majority of our businesses, we act as an agent and record revenue equal to the net amount retained, when the fee or commission is earned. In certain cases, we contract directly with suppliers for media payments and third-party production costs and are responsible for their payment, recharging our clients for all costs incurred. Although we may bear credit risk in respect of these activities, the arrangements with our clients are such that, in effect, we act as an agent on their behalf. In these cases, costs incurred with external suppliers are excluded from our revenue.

        A small portion of our contractual arrangements with clients include performance incentive provisions designed to link a portion of our revenue to our performance relative to both quantitative and qualitative goals. We recognize this portion of revenue when the specific quantitative goals are achieved, or when our performance against qualitative goals is determined by our clients. Additional information about our revenue recognition appears in Note 1 to our consolidated financial statements.

        Employee Stock-Based Compensation: In accordance with SFAS 123, as amended by SFAS 148, we elected, effective January 1, 2004, to account for stock-based employee compensation using the fair value method. In determining the fair value of certain stock-based compensation awards, we use certain estimates and assumptions such as expected life, rate of risk free interest, volatility and dividend yield. If different assumptions and estimates were used to determine the fair value at the date of grant, our actual results could be different. As a result of our adoption of SFAS 123 as amended by SFAS 148, the fair value of stock-based employee compensation was recorded as an expense in the current and prior years. Accordingly, our results for years prior to 2004 have been restated as if we had used the fair value method to account for stock-based employee compensation. Pre-tax stock-based employee compensation expense for the years ended December 31, 2006, 2005 and 2004, was $71.1 million, $87.0 million and $117.2 million, respectively. Information about our specific awards and stock plans can be found in Note 7 to our consolidated financial statements.

        On January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) that requires, among other things, that we record stock-based compensation expense net of an estimate for awards that are expected to be forfeited. For all unvested awards outstanding at January 1, 2006, we recorded an adjustment to reflect the cumulative effect of this change in accounting principle. The adjustment in the first quarter of 2006 resulted in an increase in our operating profit and net income of $3.6 million and $2.0 million, respectively. Because this adjustment did not have a material effect on our results of operations and financial condition, we did not present this adjustment on an after-tax basis as a cumulative effect of accounting change in our income statement.

        SFAS 123R also requires that new stock-based compensation awards issued to individuals that are, or will become, retirement-eligible during the vesting period of the award to be expensed over the lesser of the period from the date of grant through the retirement-eligible date or the vesting date. This differs from our previous policy for awards that were issued prior to adoption of SFAS 123R with retirement eligibility provisions. For those awards, we recognized compensation expense over the vesting period and we accelerated compensation expense upon the triggering of a retirement event. For the year ended December 31, 2006, $13.5 million of pre-tax amortization of stock-based employee compensation expense was recorded related to unvested awards at December 31, 2005 that were issued prior to adoption of SFAS 123R to individuals that were retirement eligible at December 31, 2005 and the awards included retirement eligibility provisions. Had SFAS 123R been in effect when these awards were issued, stock-based compensation expense in 2006 would have been reduced by $13.5 million.

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

        Finally, SFAS 123R requires that the benefits associated with the tax deductions in excess of recognized stock-based employee compensation expense be reported as a financing cash flow, rather than as an operating cash flow, as previously required. For the year ended December 31, 2006, net cash provided by operating activities was reduced by $26.6 million, which was recorded as an increase in cash provided by financing activities.

        Additional information regarding the changes required by SFAS 123R and its impact on our financial statements can be found in Note 1 to our consolidated financial statements.

New Accounting Pronouncements

        In addition to those discussed previously, additional information regarding new accounting pronouncements can also be found in Note 13 to our consolidated financial statements. Note 1 to our consolidated financial statements also includes a summary of our significant accounting policies.

Financial Results from Operations — 2006 Compared with 2005

	Year Ended December 31, (Dollars in millions, except per share amounts)
	2006	2005
Revenue	$ 11,376.9	$ 10,481.1
Operating Expenses:
Salary and service costs	8,087.8	7,412.9
Office and general expenses	1,805.6	1,728.4

	9,893.4	9,141.3

Operating Profit	1,483.5	1,339.8
Net Interest Expense:
Interest expense	124.9	78.0
Interest income	(33.3)	(18.8)

	91.6	59.2

Income Before Income Taxes	1,391.9	1,280.6
Income Taxes	466.9	435.3

Income After Income Taxes	925.0	845.3

Equity in Earnings of Affiliates	29.6	27.6
Minority Interests	(90.6)	(82.2)

Net Income	$ 864.0	$ 790.7

Net Income Per Common Share:
Basic	$ 5.04	$ 4.38
Diluted	4.99	4.36
Dividends Declared Per Common Share	$1.000	$0.925

        The following year-over-year analysis gives further details and insight into the changes in our financial performance.

        Revenue: When comparing performance between years, we discuss non-GAAP financial measures such as the impact that foreign currency rate changes, acquisitions/dispositions and organic growth have on reported revenue. We derive significant revenue from international operations and changes in foreign currency rates between the years impact our reported results. Our reported results are also impacted by our acquisition and disposition activity and organic growth. Accordingly, we provide this information to supplement the discussion of changes in revenue period-to-period.

        Our 2006 consolidated worldwide revenue increased 8.5% to $11,376.9 million from $10,481.1 million in 2005. The effect of foreign exchange impacts increased worldwide revenue by $72.3 million. Acquisitions, net of disposals, increased 2006 worldwide revenue by $25.9 million and organic growth increased worldwide revenue by $797.6 million. The components of total 2006 revenue growth in the U.S. (“domestic”) and the remainder of the world (“international”) are summarized below (dollars in millions):

	Total		Domestic		International
	$	%	$	%	$	%
December 31, 2005	$10,481.1	—	$5,743.9	—	$ 4,737.2	—

Components of revenue changes:
Foreign exchange impact	72.3	0.7%	—	—	72.3	1.5%
Acquisitions	25.9	0.2%	34.6	0.6%	(8.7)	(0.2)%
Organic	797.6	7.6%	415.5	7.2%	382.1	8.1%

December 31, 2006	$11,376.9	8.5%	$6,194.0	7.8%	$ 5,182.9	9.4%

        The components and percentages are calculated as follows:

•	The foreign exchange impact component shown in the table is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $11,304.6 million for the Total column in the table).

The foreign exchange impact equals the difference between the current period revenue in U.S. Dollars and the current period revenue in constant currency (in this case $11,376.9 million less $11,304.6 million for the Total column in the table).
•	The acquisition component shown in the table is calculated by aggregating the applicable prior period revenue of the acquired businesses. Netted against this number is the revenue of any business included in the prior period reported revenue that was disposed of subsequent to the prior period.
•	The organic component shown in the table is calculated by subtracting both the foreign exchange and acquisition revenue components from total revenue growth.
•	The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $10,481.1 million for the Total column in the table).

        The components of revenue for 2006 and revenue growth compared to 2005 in our primary geographic markets are summarized below (dollars in millions):

	Revenue	% Growth
United States	$ 6,194.0	7.8%
Euro Markets	2,313.5	7.3%
United Kingdom	1,229.7	11.6%
Other	1,639.7	10.9%

Total	$11,376.9	8.5%

        As indicated, foreign exchange impacts increased our international revenue by $72.3 million for 2006. The most significant impacts resulted from the strengthening of the Canadian Dollar, British Pound, Euro and Brazilian Real against the U.S. Dollar, which was offset primarily by the decline of the Japanese Yen against the U.S. Dollar. Based on exchange rates at January 31, 2007, we expect foreign exchange impacts to increase our full-year 2007 consolidated revenue by between 1.0% and 1.5%. Additional geographic information relating to our business is contained in Note 5 to our consolidated financial statements.

        Due to a variety of factors, in the normal course, our agencies both gain and lose business from clients each year. The net result in 2006, and historically each year for us as a whole, was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with our largest clients. Revenue from our single largest client represented 3.6% of our worldwide revenue in 2006 and 4.0% in 2005. No other client represented more than 2.9% in 2006 or 2005. Our ten largest and 100 largest clients represented 18.3% and 46.2% of our 2006 worldwide revenue, respectively, and 18.5% and 44.6% of our 2005 worldwide revenue, respectively.

        Driven by our clients’ continuous demand for more effective and efficient branding activities, we strive to provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. These services include advertising, brand consultancy, crisis communications, custom publishing, database management, digital and interactive marketing, direct marketing, directory advertising, entertainment marketing, environmental design, experiential marketing, field marketing, financial / corporate business-to-business advertising, graphic arts, healthcare communications, instore design, investor relations, marketing research, media planning and buying, mobile marketing services, multi-cultural marketing, non-profit marketing, organizational communications, package design, product placement, promotional marketing, public affairs, public relations, recruitment communications, reputation consulting, retail marketing, search engine marketing and sports and event marketing. In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories as summarized below: traditional media advertising, CRM, public relations and specialty communications.

	Year Ended December 31, (Dollars in millions)
	2006		2005		2006 vs 2005
	Revenue	% of Revenue	Revenue	% of Revenue	$ Growth	% Growth
Traditional media advertising	$ 4,866.4	42.8%	$ 4,589.0	43.8%	$277.4	6.0%
CRM	4,081.1	35.9%	3,613.0	34.5%	468.1	13.0%
Public relations	1,150.1	10.1%	1,045.7	10.0%	104.4	10.0%
Specialty communications	1,279.3	11.2%	1,233.4	11.7%	45.9	3.7%

	$11,376.9		$10,481.1		$895.8	8.5%

        Operating Expenses: Our 2006 worldwide operating expenses increased $752.1 million, or 8.2%, to $9,893.4 million from $9,141.3 million in 2005, as shown below.

	Year Ended December 31, (Dollars in millions)
	2006			2005			2006 vs 2005
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Growth	% Growth
Revenue	$11,376.9			$10,481.1			$895.8	8.5%
Operating Expenses:
Salary and service costs	8,087.8	71.1%	81.7%	7,412.9	70.7%	81.1%	674.9	9.1%
Office and general expenses	1,805.6	15.9%	18.3%	1,728.4	16.5%	18.9%	77.2	4.5%

Total Operating Expenses	9,893.4	87.0%		9,141.3	87.2%		752.1	8.2%

Operating Profit	$ 1,483.5	13.0%		$ 1,339.8	12.8%		$143.7	10.7%

        Because we provide professional services, salary and service costs represent the largest part of our operating expenses. During 2006, we continued to invest in our businesses and their professional personnel. As a percentage of total operating expenses, salary and service costs were 81.7% in 2006 and 81.1% in 2005. These costs are comprised of salary and related costs and direct service costs. Most, or $674.9 million and 89.7%, of the $752.1 million increase in total operating expenses in 2006 resulted from increases in salary and service costs. This increase was attributable to the increase in our revenue in 2006 and the necessary increases in the direct costs required to deliver our services and pursue new business initiatives, including direct salaries, salary related costs and direct service costs, including freelance labor costs and direct administrative costs, such as travel, as well as increases in incentive-based compensation costs. This increase was partially offset by reductions in severance and employee stock-based compensation expense. As a result, salary and service costs as a percentage of revenue increased year-to-year from 70.7% in 2005 to 71.1% in 2006.

        Office and general expenses represented 18.3% and 18.9% of our operating expenses in 2006 and 2005, respectively. These costs are comprised of office and equipment rents, technology costs and depreciation, amortization of identifiable intangible assets, professional fees and other overhead expenses. As a percentage of revenue, office and general expenses decreased in 2006 from 16.5% to 15.9% as a result of continuing efforts to better align these costs with business levels on a location-by-location basis. These costs are less directly linked to changes in our revenues than our salary and service costs. Although they tend to increase as our revenues increase, the rate of increase could be more, or less than the rate of increase in our revenues.

        We expect our efforts to control operating expenses will continue as we continuously look for ways to increase the variability of our cost structure. We expect that we will be able to maintain operating margins at 2006 levels and we will continue to pursue a strategy of optimizing our operating margins and maintaining a high level of investment in our people and our businesses.

        Included in office and general expense for 2006 operating margin is a pre-tax net loss of $0.5 million arising from the sale in the third quarter of a U.S.-based healthcare business and several small businesses. The sale of the healthcare business resulted in a high book tax rate primarily caused by the non-deductibility of goodwill. This increase in income tax expense was more than offset by a one-time reduction of income tax expense from the resolution of uncertainties related to changes in certain foreign tax laws. The aggregate impact of these events was a decrease in profit before tax of $0.5 million, a decrease in tax expense of $1.8 million and an increase in net income of $1.3 million. Excluding the net loss of $0.5 million, our 2006 operating margin was unchanged.

        Included in office and general expense for 2005 is a pre-tax net gain of $6.9 million arising from the sale in the first quarter of a majority-owned business located in Australia and New Zealand and the disposal of a non-strategic business located in the United States. Due to the unusually high book tax rate caused by the non-deductibility of goodwill, the book tax cost of the transactions was $6.1 million. After deducting minority interest expense, the impact of these transactions increased net income in 2005 by $0.4 million. Excluding the net gain of $6.9 million from investment activity, office and general expenses were 16.6% of revenue in 2005.

        Net Interest Expense: Our net interest expense increased in 2006 to $91.6 million, as compared to $59.2 million in 2005. Our gross interest expense increased by $46.9 million to $124.9 million. This increase was primarily impacted by $45.5 million of additional interest costs related to the issuance of our 5.90% Senior Notes due April 15, 2016 (“Senior Notes”) and $23.9 million of additional interest costs associated with the amortization, in accordance with Emerging Issues Task Force (“EITF”) No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”), of supplemental interest payments made with respect to our Liquid Yield Option Notes due 2031 (“2031 Notes”).

        These increases were partially offset by interest expense savings relative to the redemption at maturity in June 2005 of our Euro-denominated (“€”) 152.4 million 5.20% Notes, as well as interest expense savings under our commercial paper program compared to the prior year. The increase in interest income is the result of increased levels of cash and short-term investments on hand during the year as well as increases in short-term interest rates.

        See “Liquidity and Capital Resources” for a discussion of our indebtedness and related matters.

        Income Taxes: Our 2006 consolidated effective income tax rate was 33.5%, which is lower than our 2005 rate of 34.0%. The 33.5% tax rate for 2006 was impacted by the following activity. During the third quarter of 2006, we disposed of a U.S.-based healthcare business and several small businesses as described above. The sale of the healthcare business resulted in a high book tax rate primarily caused by the allocation of non-deductible goodwill in accordance with SFAS 142. This increase in income tax expense was more than offset by a one-time reduction of income tax expense resulting from the resolution of uncertainties related to changes in foreign tax laws. Excluding this activity, our tax rate for 2006 would have been 33.7%. The 34.0% tax rate for 2005 was also high, as it was impacted by the sale in the first quarter of 2005 of a majority-owned business in Australia and New Zealand that resulted in a gain and an unusually high book tax rate on that gain. Excluding the effect of the gain and the related tax impact, our 2005 tax rate would also have been 33.7%.

        Earnings Per Share (EPS): For the foregoing reasons, our net income in 2006 increased $73.3 million, or 9.3%, to $864.0 million from $790.7 million in 2005. Diluted earnings per share increased 14.4% to $4.99 in 2006, as compared to $4.36 in the prior year for the reasons described above, as well as the impact of the reduction in our weighted average shares outstanding for the year. This reduction in our weighted average common shares outstanding was the result of our purchases of treasury shares net of option exercises and share issuances under our employee stock purchase plan. A substantial portion of our treasury share repurchases were made in connection with an accelerated share repurchase (“ASR”) program described in our Liquidity and Capital Resource discussion and in Note 11 to our consolidated financial statements.

Financial Results from Operations — 2005 Compared with 2004

	Year Ended December 31, (Dollars in millions, except per share amounts)
Year Ended December 31,	2005	2004
Revenue	$ 10,481.1	$ 9,747.2
Operating Expenses:
Salary and service costs	7,412.9	6,846.8
Office and general expenses	1,728.4	1,685.0

	9,141.3	8,531.8

Operating Profit	1,339.8	1,215.4
Net Interest Expense:
Interest expense	78.0	51.1
Interest income	(18.8)	(14.5)

	59.2	36.6

Income Before Income Taxes	1,280.6	1,178.8
Income Taxes	435.3	396.3

Income After Income Taxes	845.3	782.5

Equity in Earnings of Affiliates	27.6	17.1
Minority Interests	(82.2)	(76.1)

Net Income	$ 790.7	$ 723.5

Net Income Per Common Share:
Basic	$ 4.38	$ 3.90
Diluted	4.36	3.88
Dividends Declared Per Common Share	$ 0.925	$ 0.900

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

        Our 2005 consolidated worldwide revenue increased 7.5% to $10,481.1 million from $9,747.2 million in 2004. Foreign exchange impacts increased worldwide revenue by $53.3 million. The effect of acquisitions, net of disposals, decreased 2005 worldwide revenue by $28.8 million. Organic growth increased worldwide revenue by $709.4 million. The components of total 2005 revenue growth in the U.S. (“domestic”) and the remainder of the world (“international”) are summarized below (dollars in millions):

	Total		Domestic		International
	$	%	$	%	$	%
December 31, 2004	$ 9,747.2	—	$5,223.4	—	$ 4,523.8	—

Components of revenue changes:
Foreign exchange impact	53.3	0.5%	—	—	53.3	1.2%
Acquisitions	(28.8)	(0.3)%	52.6	1.0%	(81.4)	(1.8)%
Organic	709.4	7.3%	467.9	9.0%	241.5	5.3%

December 31, 2005	$ 10,481.1	7.5%	$5,743.9	10.0%	$ 4,737.2	4.7%

        The negative acquisition growth in international revenue is attributable to the disposition of a CRM agency located in Australia and New Zealand in the first quarter of 2005.

        The components and percentages are calculated as follows:

•	The foreign exchange impact component shown in the table is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $10,427.8 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. Dollars and the current period revenue in constant currency (in this case $10,481.1 million less $10,427.8 million for the Total column in the table).
•	The acquisition component shown in the table is calculated by aggregating the applicable prior period revenue of the acquired businesses. Netted against this number is the revenue of any business included in the prior period reported revenue that was disposed of subsequent to the prior period.
•	The organic component shown in the table is calculated by subtracting both the foreign exchange and acquisition revenue components from total revenue growth.
•	The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $9,747.2 million for the Total column in the table).

        The components of revenue for 2005 and revenue growth compared to 2004 in our primary geographic markets are summarized below (dollars in millions):

	Revenue	% Growth
United States	$ 5,743.9	10.0%
Euro Markets	2,156.5	4.8%
United Kingdom	1,102.4	1.6%
Other	1,478.3	7.1%

Total	$10,481.1	7.5%

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

        Due to a variety of factors, in the normal course, our agencies both gain and lose business from clients each year. The net result in 2005, and historically each year for us as a whole, was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with our largest clients. Revenue from our single largest client represented 4.0% of our worldwide revenue in 2005 and 4.3% in 2004. No other client represented more than 2.9% in 2005 or 2004. Our ten largest and 100 largest clients represented 18.5% and 44.6% of our 2005 worldwide revenue, respectively, and 18.3% and 45.1% of our 2004 worldwide revenue, respectively.

        In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories as summarized below: traditional media advertising, CRM, public relations and specialty communications.

	Year Ended December 31, (Dollars in millions)
	2005		2004		2005 vs 2004
	Revenue	% of Revenue	Revenue	% of Revenue	$ Growth	% Growth
Traditional media advertising	$ 4,589.0	43.8%	$4,207.5	43.2%	$381.5	9.1%
CRM	3,613.0	34.5%	3,382.6	34.7%	230.4	6.8%
Public relations	1,045.7	10.0%	1,024.0	10.5%	21.7	2.1%
Specialty communications	1,233.4	11.7%	1,133.1	11.6%	100.3	8.9%

	$10,481.1		$9,747.2		$733.9	7.5%

        Operating Expenses: Our 2005 worldwide operating expenses increased $609.5 million, or 7.1%, to $9,141.3 million from $8,531.8 million in 2004, as shown below.

	Year Ended December 31, (Dollars in millions)
	2005			2004			2005 vs 2004
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Growth	% Growth
Revenue	$10,481.1			$9,747.2			$733.9	7.5%
Operating Expenses:
Salary and service costs	7,412.9	70.7%	81.1%	6,846.8	70.2%	80.3%	566.1	8.3%
Office and general expenses	1,728.4	16.5%	18.9%	1,685.0	17.3%	19.7%	43.4	2.6%

Total Operating Expenses	9,141.3	87.2%		8,531.8	87.5%		609.5	7.1%

Operating Profit	$ 1,339.8	12.8%		$1,215.4	12.5%		$124.4	10.2%

        Because we provide professional services, salary and service costs represent the largest part of our operating expenses. During 2005, we continued to invest in our businesses and their professional personnel. As a percentage of total operating expenses, salary and service costs were 81.1% in 2005 and 80.3% in 2004. These costs are comprised of salary and related costs and direct service costs. Most, or $566.1 million and 92.9%, of the $609.5 million increase in total operating expenses in 2005 resulted from increases in salary and service costs. This increase was attributable to the increase in our revenue in 2005 and the necessary increases in the direct costs required to deliver our services and pursue new business initiatives, including direct salaries, salary related costs and direct service costs, including freelance labor costs and direct administrative costs, such as travel. In addition, cash-based incentive compensation, such as bonus and profit sharing, increased in 2005 when compared to 2004. However, this increase was largely offset by a reduction in the amortization of employee stock-based compensation. As a result, salary and service costs as a percentage of revenues increased year-to-year from 70.2% in 2004 to 70.7% in 2005.

        Office and general expenses represented 18.9% and 19.7% of our operating expenses in 2005 and 2004, respectively. These costs are comprised of office and equipment rent, technology costs and depreciation, amortization of identifiable intangible assets, professional fees and other overhead expenses. As a percentage of revenue, office and general expenses decreased in 2005 from 17.3% to 16.5% as a result of continuing efforts to better align these costs with business levels on a location-by-location basis. These costs are less directly linked to changes in our revenues than our salary and service costs. Although they tend to increase as our revenues increase, the rate of increase could be more, or less than the rate of increase in our revenues.

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

        Included in office and general expense for 2004 was a net gain of $13.1 million related to investment activity during the first quarter of 2004. In March 2004, in connection with Seneca Investments LLC’s recapitalization, we agreed to exchange our remaining preferred stock in Seneca for a $24.0 million senior secured note and 40% of Seneca’s outstanding common stock. The note, due in March 2007, bears interest at a rate of 6.25% per annum. The recapitalization transaction was required to be recorded at fair value and, accordingly, we recorded a pre-tax net gain of $24.0 million. This gain was partially offset by losses of $10.9 million on other cost-based investments unrelated to our investment in Seneca. We received distributions from Seneca during 2005 and the first quarter of 2006 that reduced the outstanding balance of the note to zero.

        Excluding these net gains of $6.9 million and $13.1 million from investment activity, office and general expenses were 16.6% of revenue in 2005, compared to 17.4% of revenue in 2004 and operating margin increased to 12.7% of revenue in 2005 from 12.3% of revenue in 2004.

        Net Interest Expense: Our net interest expense increased in 2005 to $59.2 million, as compared to $36.6 million in 2004. Our gross interest expense increased by $26.9 million to $78.0 million. This increase resulted from $24.4 million of additional interest costs associated with the amortization, in accordance with EITF 96-19, of supplemental interest payments we made during 2005 and the fourth quarter of 2004 to holders of certain of our convertible notes. In August 2005, we paid $33.5 million to holders of our 2032 Notes to not exercise certain put rights and, in November 2004, we paid $14.8 million and $1.5 million in the aggregate, respectively, to consenting holders of our 2031 Notes and Zero Coupon Zero Yield Convertible Notes due 2033 (“2033 Notes”) as incentives to consent to certain amendments to our indentures and not exercise certain put rights. Substantially all of the year-over-year increase in these supplemental interest payments was due to market increases in short-term interest rates. These increases were partially offset by interest expense savings relative to the redemption at maturity in June 2005 of our €152.4 million 5.20% Notes.

        Income Taxes: Our 2005 consolidated effective income tax rate was 34.0%. Excluding the impact relating to an unusually high book tax rate on the 2005 net gain on the sale of certain foreign businesses, as described above in our discussion on operating expenses, our tax rate was 33.7% which is comparable to our 2004 year rate of 33.6%.

        The FASB issued two staff positions on accounting for income taxes to address recent changes enacted by the United States Congress, Staff Position FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004 (the “Jobs Act”) (“FSP No. 109-1”), and Staff Position FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004 (“FSP No. 109-2). We believe that FSP 109-1 does not apply to our business. In the fourth quarter of 2005, we repatriated $47.9 million of foreign earnings utilizing the 85% dividend received deduction provided by the Jobs Act and in accordance with FSP 109-2, we recorded a $2.7 million domestic tax liability, which is included in our full year effective tax rate of 34.0%.

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

Liquidity and Capital Resources

Cash Requirements, Including Contractual Obligations

        Historically, substantially all of our non-discretionary cash requirements have been funded from operating cash flow and cash on hand. Our principal non-discretionary funding requirement is our working capital. In addition, as discussed below, we have contractual obligations related to our debt, senior notes and convertible notes, our recurring business operations primarily related to lease obligations, as well as certain contingent acquisition obligations related to acquisitions made in prior years.

        Our principal discretionary cash requirements include dividend payments to our shareholders, repurchases of our common stock, payments for strategic acquisitions and capital expenditures. Our discretionary spending is funded from operating cash flow and cash on hand and, in 2006, from our $1.0 billion aggregate principal amount of 5.90% Senior Notes due April 15, 2016 (“Senior Notes”) offering. The gross proceeds from the Senior Notes sold in March 2006 were $995.1 million. In addition, in any given year, depending on the level of discretionary activity, we may use other sources of available funding, such as the liquidation of short-term investments or the issuance of commercial paper to finance these activities.

        We have a seasonal working capital cycle. Working capital requirements are lowest at year-end. The fluctuation in working capital requirements between the lowest and highest points during the course of the year can be more than $1.5 billion. This cycle occurs because our businesses incur costs on behalf of our clients, including when we place media and incur production costs. We generally require collection from our clients prior to our payment for the media and production cost obligations. During the year, we manage liquidity through our credit facilities as discussed below under “Cash Management.” At December 31, 2006, our cash and cash equivalents increased by $903.7 million from December 31, 2005. The components of the increase in 2006 are summarized below (dollars in millions):

SOURCES
Cash Flow from Operations		$ 1,741.2
Gross proceeds from issuance of Senior Notes		995.1
Eliminate changes in net working capital		(564.5)

Subtotal, Principal Cash Sources		2,171.8
USES
Capital expenditures	$ (177.6)
Dividends paid	(175.8)
Acquisition payments, net of cash acquired and
proceeds from sale of $31.4 million	(204.9)
Purchase of treasury shares (net of proceeds from
stock option exercises and stock sold in our
employee stock purchase plan of $297.9 million)	(1,046.7)

Subtotal, Principal Discretionary Cash Uses		(1,605.0)

Principal Cash Sources in Excess of Discretionary Cash Uses		566.8

Repayment of principal of long-term debt		(300.4)
Eliminate changes in net working capital		564.5
Exchange rate changes		(65.2)
Other, principally net proceeds from sales of short-term investments		138.0

Increase in cash and cash equivalents		$ 903.7

        The Principal Cash Sources and Principal Discretionary Cash Uses numbers presented above are non-GAAP financial measures. These amounts exclude changes in working capital and certain other investing and financing activities, including commercial paper issuances and redemptions, used to fund these working capital changes. This presentation reflects the metrics used by us to assess our sources and uses of cash and was derived from our consolidated statements of cash flows. We believe that this presentation is meaningful for understanding our primary sources and primary uses of that cash flow. Additional information regarding our cash flows can be found in our consolidated financial statements.

        Contractual Obligations and Other Commercial Commitments: We enter into numerous contractual and commercial undertakings in the normal course of our business. The following table summarizes information about certain of our obligations as of December 31, 2006 and should be read together with Note 3 (Bank loans and lines of credit), Note 4 (Long-term debt and convertible notes), Note 10 (Commitments and contingent liabilities), Note 11 (Fair value of financial instruments) and Note 12 (Financial instruments and market risk) to our consolidated financial statements.

	Due in Less than 1 Year	Due in 1 to 5 Years	Due after 5 Years	Total
Contractual Obligations at December 31, 2006	(Dollars in millions)
Long-term debt	$ 1.1	$ 17.7	$ 995.5	$1,014.3
Convertible notes	—	—	2,041.5	2,041.5
Lease obligations	412.9	1,051.7	708.4	2,173.0
Other	12.9	7.4	—	20.3

Total	$426.9	$1,076.8	$3,745.4	$5,249.1

        As more fully described below under the heading “Debt Instruments, Guarantees and Related Covenants,” the holders of the convertible notes included in the table above have the right to cause us to repurchase up to the entire aggregate face amount of the notes then outstanding for par value at certain dates in the future. If these rights were exercised at the earliest possible future date, as set forth in Note 4 to our consolidated financial statements, $1,574.0 million of the $2,041.5 million of the convertible notes could be due in less than one year.

	Due in Less than 1 Year	Due in 1 to 5 Years	Due after 5 Years	Total
Other Commercial Commitments at December 31, 2006	(Dollars in millions)
Lines of credit	$ —	$ —	$ —	$ —
Guarantees and letters of credit	0.4	0.9	0.1	1.4

Total	$ 0.4	$ 0.9	$ 0.1	$ 1.4

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

        Contingent Acquisition Obligations: Certain of our acquisitions are structured with contingent purchase price obligations, often referred to as earn-outs. We utilize contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period. These payments are not contingent upon future employment. The amount of future contingent purchase price payments that we would be required to pay for prior acquisitions, assuming that the businesses perform over the relevant future periods at their current profit levels, is approximately $448 million as of December 31, 2006. The ultimate amounts payable cannot be predicted with reasonable certainty because they are dependent upon future results of operations of the subject businesses and are subject to changes in foreign currency exchange rates. In accordance with U.S. GAAP, we have not recorded a liability for these items on our balance sheet since the definitive amount is not determinable or distributable. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. Our obligations change from period to period primarily as a result of payments made during the current period, changes in the acquired entities’ performance and changes in foreign currency exchange rates. These differences could be significant. The contingent purchase price obligations as of December 31, 2006, calculated assuming that the acquired businesses perform over the relevant future periods at their current profit levels, are as follows:

(Dollars in millions)
2007	2008	2009	2010	Thereafter	Total
$164	$108	$77	$83	$16	$448

        In addition, owners of interests in certain of our subsidiaries or affiliates have the right in certain circumstances to require us to purchase additional ownership interests in those companies. Assuming that the subsidiaries and affiliates perform over the relevant periods at their current profit levels, the aggregate amount we could be required to pay in future periods is approximately $283 million, $193 million of which relates to obligations that are currently exercisable. If these rights are exercised, there would be an increase in our net income as a result of our increased ownership and the reduction of minority interest expense. The ultimate amount payable relating to these transactions will vary because it is primarily dependent on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates. The actual amount that we pay is likely to be different from this estimate and the difference could be significant. The obligations that exist for these agreements as of December 31, 2006, calculated using the assumptions above, are as follows:

	(Dollars in millions)
	Currently Exercisable	Not Currently Exercisable	Total
Subsidiary agencies	$145	$82	$227
Affiliated agencies	48	8	56

Total	$193	$90	$283

Sources and Uses of Cash

        Our cash requirements have historically been funded by a combination of our operating cash flow and cash on hand, as well as points in time when we have opportunistically accessed the capital markets. Our capital market transactions have included issuing $1.0 billion in ten-year fixed rate notes in 2006 and convertible notes in an aggregate principle amount of $600.0 million, $900.0 million and $850.0 million in 2003, 2002 and 2001, respectively. The proceeds were used for general corporate purposes, including the repurchase of our shares and the repayment of maturing debt. On March 31, 2006, we entered into an agreement to purchase 5.5 million shares of our outstanding common stock for $458.7 million. We repurchased the shares under an accelerated share repurchase (“ASR”) program with a financial institution at $83.41 per share with an initial settlement date of April 3, 2006. The purchase was funded using a portion of the proceeds from our Senior Notes offering. During the second quarter of 2006, the financial institution purchased the 5.5 million shares of our common stock in the open market and we paid a settlement amount of $45.1 million, referred to as the purchase price adjustment, based upon the difference between the actual cost of the shares purchased by the financial institution of $91.61 per share and the initial purchase price of $83.41 per share.

        At December 31, 2006, we had $1,739.5 million in cash and cash equivalents. In addition, we had $2.5 billion in unused committed credit facilities available for immediate use to fund our cash needs. These credit facilities are more fully described in Note 3 to our consolidated financial statements.

        Our operating cash flow and access to the capital markets could be impacted by macroeconomic factors outside of our control. Additionally, access to the capital markets could be impaired by adverse changes to the short and long-term debt credit ratings assigned to us by independent rating agencies.

        Standard and Poor’s Rating Service currently rates our long-term debt A-, Moody’s Investors Service rates our long-term debt Baa1 and Fitch Ratings rates our long-term debt A-. Our short-term debt credit ratings are A2, P2 and F2 by the respective agencies. Our outstanding Senior Notes, convertible notes and bank credit facilities do not contain provisions that require acceleration of cash payments should our debt credit ratings be downgraded. The interest rates and fees on our bank credit facilities, however, will increase if our long-term debt credit rating is lowered.

        As described in Note 3, our committed bank facilities contain two financial covenants relating to cash flow and interest coverage, which we met by a significant margin as of December 31, 2006.

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

        Our cash and cash equivalents increased by $903.7 million and our short-term investments decreased by $184.8 million from the prior year. Short-term investments include investments of our excess cash which we expect to convert into cash in our current operating cycle, generally within one year.

        We manage our net debt position, which we define as total debt outstanding less cash and short-term investments, centrally through our treasury centers as discussed above. Our net debt outstanding at December 31, 2006 decreased by $26.2 million as compared to the prior year-end, as summarized below (dollars in millions):

	2006	2005
Debt:
Bank loans (due less than 1 year)	$ 10.5	$ 15.0
Commercial paper issued under $2.5 billion
Revolver due June 23, 2011	—	—
Senior Notes due April 15, 2016	995.5	—
Convertible notes due February 7, 2031	847.0	847.0
Convertible notes due July 31, 2032	727.0	892.3
Convertible notes due June 15, 2033	39.4	600.0
Convertible notes due July 1, 2038	428.1	—
Other debt	18.8	19.3

Total Debt	3,066.3	2,373.6

Cash and short-term investments	1,928.8	1,209.9

Net Debt	$1,137.5	$1,163.7

        Net Debt is a non-GAAP financial measure. We believe this presentation is meaningful for understanding our net debt position and it reflects one of the key metrics used by us to assess our cash management.

Debt Instruments, Guarantees and Related Covenants

        We maintain a credit facility with a consortium of banks providing borrowing capacity of up to $2,500 million as described in Note 3 to our consolidated financial statements. This credit facility is available to provide credit support for issuances under our $1,500.0 million commercial paper program, as well as to provide back-up liquidity in the event any of our convertible notes are put back to us. We typically fund our daily borrowing needs by issuing commercial paper or by borrowing under our short-term uncommitted lines of credit. Occasionally, we may draw down on our credit facility. During 2006, we issued and redeemed $13.6 billion of commercial paper. The average term of the commercial paper was 2.8 days. As of December 31, 2006, we had no commercial paper or bank loans outstanding under these credit facilities. At December 31, 2006, we had short-term bank loans of $10.5 million outstanding, which are comprised of bank overdrafts by our international subsidiaries. These bank overdrafts are treated as unsecured loans pursuant to the subsidiaries’ bank agreements.

        Our credit facility contains financial covenants that restrict our ability to incur indebtedness as defined in the agreements. These financial covenants limit the ratio of total consolidated indebtedness to total consolidated EBITDA (for these purposes, EBITDA is defined as earnings before interest, taxes, depreciation and amortization) to no more than 3.0 times. In addition, they require us to maintain a minimum ratio of EBITDA to interest expense of at least 5.0 times. At December 31, 2006, we were in compliance with these covenants, as our ratio of debt to EBITDA was 1.8 times and our ratio of EBITDA to interest expense was 13.4 times.

        In March 2006, we issued $1.0 billion aggregate principal amount of 5.90% Senior Notes due April 15, 2016. The gross proceeds from the issuance were $995.1 million. The gross proceeds less fees resulted in a 6.05% yield to maturity. The Senior Notes were issued by Omnicom Group Inc. and two of our wholly-owned finance subsidiaries, Omnicom Capital Inc. and Omnicom Finance Inc., as co-obligors similar to our Convertible Notes. The Senior Notes are senior unsecured notes that rank in equal right of payment with all existing and future unsecured indebtedness and as a joint and several liability of the issuer and the co-obligors.

        In June 2005, upon maturity, we redeemed our Euro-denominated bonds for $185.1 million. The bonds paid a fixed rate of 5.2% to maturity.

        At December 31, 2006, we had a total of $2,041.5 million aggregate principal amount of convertible notes outstanding, including $847.0 million 2031 Notes that were issued in February 2001, $727.0 million 2032 Notes that were issued in March 2002, $39.4 million 2033 Notes that were issued in June 2003 and $428.1 million Zero Coupon Zero Yield Convertible Notes due 2038 (“2038 Notes”) that were originally issued in June 2003 as 2033 Notes and were subsequently amended in June 2006 to become the 2038 Notes.

        The holders of our 2031 Notes have the right to cause us to repurchase up to the entire aggregate principal amount of the notes then outstanding for par value in February of each year. The holders of our 2032 Notes have the right to cause us to repurchase up to the entire aggregate principal amount of the notes then outstanding for par value in August of each year. The holders of our 2033 Notes have the right to cause us to repurchase up to the entire aggregate principal amount of the notes then outstanding for par value on June 15, 2008, 2010, 2013, 2018, 2023 and on each June 15 annually thereafter through June 15, 2032. The holders of our 2038 Notes have the right to cause us to repurchase up to the entire aggregate principal amount of the notes then outstanding for par value on June 15, 2008, 2010, 2013, 2018, 2023 and on each June 15 annually thereafter through June 15, 2037. The 2031, 2032, 2033 and 2038 Notes are convertible, at specified ratios, only upon the occurrence of certain events, including: if our common shares trade above certain levels, if we effect extraordinary transactions or, in the case of the 2031 Notes and the 2032 Notes, if our long-term debt credit ratings are downgraded to BBB or lower by Standard & Poor’s Ratings Service, or Baa3 or lower by Moody’s Investors Service or in the case of the 2033 Notes and the 2038 Notes to BBB- or lower by S&P, and Ba1 or lower by Moody’s. These events would not, however, result in an adjustment of the number of shares issuable upon conversion and would not accelerate the holder’s right to cause us to repurchase the notes. For additional information about the terms of these notes, see Note 4 to our consolidated financial statements.

        In August 2005, we paid a supplemental interest payment of $33.5 million to qualified noteholders of our 2032 Notes, equal to $37.50 per $1,000 principal amount of notes, that did not put their notes back to us. The total supplemental interest payment is being amortized ratably over a 12-month period to the next put date ending in August 2006 in accordance with EITF 96-19.

        In February 2006, we paid a supplemental interest payment of $39.2 million to qualified noteholders of our 2031 Notes that did not put their notes back to us. The total supplemental interest payment is being amortized ratably over a 12-month period to the next put date in February 2007 in accordance with EITF 96-19.

        In June 2006, we offered to pay a supplemental interest payment of $27.50 per $1,000 principal amount of notes to holders of our 2033 Notes that did not put their notes back to us and consented to the amendments to the notes and related indenture as of June 27, 2006. The principal amendment extended the maturity of the notes from June 15, 2033 to July 1, 2038. The additional amendments conformed other terms of the notes for the extension of the maturity date, as well as amending the comparable yield. On June 21, 2006, we repurchased $132.5 million of 2033 Notes that were put to us. With respect to the remaining $467.5 million of 2033 Notes as of June 30, 2006, noteholders holding a combined amount of $428.1 million consented to the amendments, were paid $27.50 per $1,000 note and their notes were amended. The total supplemental interest payment of $11.7 million is being amortized ratably over a 24-month period to the next put date in accordance with EITF 96-19. The remaining noteholders of the 2033 Notes, comprising $39.4 million aggregate principal amount of notes, did not consent to the amendments. As a result, these notes are still outstanding and were not amended and these noteholders were not paid the supplemental interest payment. The next put date for these notes is June 15, 2008.

        In July 2006, we offered to pay a supplemental interest payment of $32.50 per $1,000 principal amount of notes to holders of our 2032 Notes as of August 1, 2006 that did not put their notes back to us. On August 4, 2006, we repurchased $165.2 million of our 2032 Notes that were put to us. With respect to the remaining $727.0 million of notes, noteholders were paid a total supplemental interest payment of $23.6 million on August 2, 2006 which is being amortized ratably over a 12-month period to the next put date in accordance with EITF 96-19.

        In February 2007, we did not pay a supplemental interest payment to qualified noteholders of our 2031 Notes. Additionally, none of the 2031 Notes were put back to us for repayment.

        Our outstanding debt and amounts available under these facilities as of December 31, 2006 (dollars in millions) were as follows:

	Debt Outstanding	Available Credit
Bank loans (due in less than 1 year)	$ 10.5	—
Commercial paper issued under
$2.5 billion Revolver due June 23, 2011	—	$2,500.0
Senior Notes due April 15, 2016	995.5	—
Convertible notes due February 7, 2031	847.0	—
Convertible notes due July 31, 2032	727.0	—
Convertible notes due June 15, 2033	39.4	—
Convertible notes due July 1, 2038	428.1	—
Other debt	18.8	—

Total	$3,066.3	$2,500.0

        Additional information about our indebtedness is included in Notes 3 and 4 to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Foreign Exchange: Our results of operations are subject to risk from the translation to the U.S. Dollar of the revenue and expenses of our foreign operations, which are generally denominated in the local currency. The effects of currency exchange rate fluctuation on the translation of our results of operations are discussed in Note 12 of our consolidated financial statements. For the most part, our revenue and the expenses incurred related to that revenue are denominated in the same currency. This minimizes the impact that fluctuations in exchange rates will have on our net income.

        While our agencies conduct business in more than 70 different currencies, our major non-U.S. currency markets are the European Monetary Union (EMU), the United Kingdom, Japan, Brazil and Canada. As an integral part of our treasury operations, we enter into short-term forward foreign exchange contracts which manage the foreign exchange risk of the intercompany cash movements between subsidiaries operating in different currency markets from that of our treasury centers from which they borrow or invest. In the limited number of instances where operating expenses and revenue are not denominated in the same currency, amounts are promptly settled or hedged in the foreign currency market with forward contracts. At December 31, 2006, we had forward foreign exchange contracts outstanding with an aggregate notional principal of $47.9 million mitigating the foreign exchange risk of intercompany cash movement. The majority of the contracts were denominated in our major international market currencies with maturities ranging from two to 365 days with an average duration of just over 100 days.

        In addition to hedging intercompany cash movement, we enter into short-term forward foreign exchange contracts which hedge U.S. Dollar commercial paper issued by our London treasury center, whose functional currency is the British Pound. At December 31, 2006, we had no forward contracts outstanding relating to this activity as there was no commercial paper outstanding.

        Additionally, at December 31, 2006 we had cross-currency interest rate swaps in place with an aggregate notional principal amount of €230.0 million (Euro) maturing in 2010 and Japanese Yen-based cross-currency interest rate swaps with an aggregate notional principal amount of Japanese Yen 22.0 billion maturing in 2013. See Note 12 to our consolidated financial statements for information about the fair value of each type of derivative instrument.

        The forward foreign exchange and swap contracts discussed above were entered into for the purpose of hedging certain specific currency risks. These risks are primarily the result of the temporary movement of money from one local market to another as part of our cash management program. As a result of these financial instruments, we reduced financial risk in exchange for foregoing any gain (reward) which might have occurred if the markets moved favorably. In using these contracts, we exchanged the risks of the financial markets for counterparty risk. To minimize counterparty risk, we only enter into these contracts with major well-known banks and financial institutions that have debt credit ratings equal to or better than our credit rating.

        These hedging activities are confined to risk management activities related to our international operations. We have established a centralized reporting system to evaluate the effects of changes in interest rates, currency exchange rates and other relevant market risks. We periodically determine the potential loss from market risk by performing a value-at-risk computation. Value-at-risk analysis is a statistical model that utilizes historic currency exchange and interest rate data to measure the potential impact on future earnings of our existing portfolio of derivative financial instruments. The value-at-risk analysis we performed on our December 31, 2006 portfolio of derivative financial instruments indicated that the risk of loss was immaterial. This overall system is designed to enable us to initiate remedial action, if appropriate.

        Debt Instruments: In March 2006, we issued $1.0 billion aggregate principal amount of our Senior Notes due April 15, 2016. The gross proceeds from the issuance were $995.1 million. The gross proceeds less fees resulted in a 6.05% yield to maturity. The Senior Notes were issued by Omnicom Group Inc. and two of our wholly-owned finance subsidiaries, Omnicom Capital Inc. and Omnicom Finance Inc., as co-obligors, similar to our Convertible Notes. The Senior Notes are senior unsecured notes that rank in equal right of payment with all existing and future unsecured indebtedness and as a joint and several liability of the issuer and the co-obligors.

        In June 2006, we amended and extended our five-year credit facility to June 23, 2011 and increased the amount available from $2.1 billion to $2.4 billion with substantially the same bank consortium. In conjunction with this amendment and extension, we terminated our $400.0 million 364-day revolving credit facility that was due to expire. Subsequently, in September 2006, the facility was increased from $2.4 billion to $2.5 billion. We have the ability to classify outstanding borrowings, if any, under our five-year credit facility as long-term debt.

        In funding our day-to-day liquidity, we are an active participant in the commercial paper market with a $1.5 billion program. As of December 31, 2006, we had no commercial paper outstanding. Our credit facility provides credit support for commercial paper, as well as providing back-up liquidity in the event any of our convertible notes are put back to us.

        Our bank syndicate includes large global banks such as Citibank, JP Morgan Chase, HSBC, ABN Amro, Deutsche, Bank of America, Societe Generale and BBVA. We also include large regional banks in the U.S. such as Wachovia, US Bancorp, Northern Trust, PNC and Wells Fargo. We also include banks that have a major presence in countries where we conduct business such as Sumitomo in Japan, Fortis in Belgium, Intesa San Paolo in Italy, Scotia in Canada and Westpac in Australia.

        Our other long-term debt consists principally of convertible notes. As previously discussed, the holders of these convertible notes have the right on specific dates to cause us to repurchase up to the aggregate principal amount. We may offer the holders of our convertible notes a supplemental interest payment or other incentives to induce them not to put the convertible notes to us in advance of a put date. If we were to decide to pay a supplemental interest payment, the amount incurred would be based on a combination of market factors at the time of the applicable put date, including our stock price, short-term interest rates and a factor for credit risk.

        If the convertible notes are put back to us, our interest expense could increase. The extent, if any, of the increase in interest expense will depend on the portion of the amount repurchased that was refinanced, when we refinance, the type of instrument we use to refinance and the term of the instrument.

        The supplemental interest payments made in 2005 and 2006 to qualified noteholders, as described above under “Debt Instruments, Guarantees and Related Covenants,” are one method of keeping the convertible notes outstanding. If we are required to satisfy a put, based on our current financial condition and expectations, we expect to have sufficient available cash and unused credit commitments to fund any put, while still preserving ample capacity under these commitments to meet our cash requirements for the normal course of our business operations after the put event.

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

        Currently, we meet all of our debt covenant requirements. Our credit facilities contain financial covenants limiting the ratio of total consolidated indebtedness to total consolidated EBITDA (for purposes of these covenants EBITDA is defined as earnings before interest, taxes, depreciation and amortization) to no more than 3.0 times. At December 31, 2006, our ratio of debt to EBITDA was 1.8 times. In addition, we are required to maintain a minimum ratio of EBITDA to interest expense of at least 5.0 times. At December 31, 2006, our ratio of EBITDA to interest expense was 13.4 times. We were in compliance with these covenants. In addition, the credit facilities do not limit our ability to declare or pay dividends.

        Even if we were to replace the convertible notes with another form of debt on a dollar-for-dollar basis, it would have no impact on either our debt to capital ratios or our debt to EBITDA ratio. If we were to replace our convertible notes with interest-bearing debt at prevailing rates, this potential increase in interest expense would negatively impact our coverage ratios, such as EBITDA to interest expense. However, the coverage ratios applicable to our credit facilities and ratings levels are currently well within the thresholds. If either our ratio of debt to EBITDA increased by 50%, or our ratio of EBITDA to interest expense decreased by 50%, we would still be in compliance with these covenants. Therefore, based on our current coverage ratios, our present expectations of our future operating cash flows and expected access to debt and equity capital markets, we believe any increase in interest expense and reduction in coverage ratios would still place us comfortably above the coverage ratio requirements. Thus, we do not expect any negative impact on our credit ratings if the convertible notes are put to us.

Item 8. Financial Statements and Supplementary Data

        Our financial statements and supplementary data are included at the end of this report beginning on page F-1. See the index appearing on the following pages of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Disclosure Controls and Procedures

        We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, our CEO and CFO concluded that as of December 31, 2006, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Annual Report on Form 10-K for the year ended December 31, 2006 is appropriate.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision of management and with the participation of our CEO, CFO and our agencies, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1987. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2006. KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of Omnicom’s internal control over financial reporting as of December 31, 2006, dated February 26, 2007. There have not been any changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information

        None.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements:	Page
Management Report on Internal Control Over Financial Reporting	F-1
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Statements of Income for the Three Years
Ended December 31, 2006	F-4
Consolidated Balance Sheets as of December 31, 2006 and 2005	F-5
Consolidated Statements of Shareholders’ Equity for the
Three Years Ended December 31, 2006	F-6
Consolidated Statements of Cash Flows for the Three Years
Ended December 31, 2006	F-7
Notes to Consolidated Financial Statements	F-8
Quarterly Results of Operations (Unaudited)	F-37

(a)(2) Financial Statement Schedules:
Schedule II — Valuation and Qualifying Accounts (for the
three years ended December 31, 2006)	S-1

All other schedules are omitted because they are not applicable.

(a)(3) Exhibits:

Exhibit Numbers	Description
(3)(i)	Restated Certificate of Incorporation (Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “6-30-03 10-Q”) and incorporated herein by reference).

(ii)	By-laws (Exhibit 3.2 to our 6-30-03 10-Q) and incorporated herein by reference (File No. 1-10551).

4.1	Indenture, dated February 7, 2001, between JPMorgan Chase Manhattan Bank, as trustee, and us in connection with our issuance of $850,000,000 Liquid Yield Option Notes due 2031 (the “2031 Indenture”) (Exhibit 4.1 to our Registration Statement on Form S-3 (Registration No. 333-55386) and incorporated herein by reference).

4.2	Form of Liquid Yield Option Notes due 2031 (included in Exhibit 4.1 above).

4.3	First Supplemental Indenture to the 2031 Indenture, dated as of February 13, 2004, among us, Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank (Exhibit 4.3 to our Registration Statement on Form S-3 (Registration No. 333-112840) and incorporated herein by reference).

4.4	Second Supplemental Indenture to the 2031 Indenture, dated November 4, 2004, among us, Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, to the 2031 Indenture, as amended by the First Supplemental Indenture to the 2031 Indenture, dated February 13, 2004 (Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the “9-30-04 10-Q”) and incorporated herein by reference).

4.5	Third Supplemental Indenture to the 2031 Indenture, dated November 30, 2004, among us, Omnicom Capital Inc., Omnicom Finance Inc., and JPMorgan Chase Bank, N.S., as trustee, to the 2031 Indenture, as amended by the First Supplemental Indenture to the 2031 Indenture dated February 13, 2004, and the Second Supplemental Indenture to the 2031 Supplemental Indenture dated November 4, 2004 (Exhibit 4.1 to the Form 8-K (File No. 1-10551) dated November 30, 2004 and incorporated herein by reference).

4.6	Indenture, dated March 6, 2002, between JPMorgan Chase Bank as trustee and us in connection with our issuance of $900,000,000 Zero Coupon Zero Yield Convertible notes due 2032 (the “2032 Indenture”) (Exhibit 4.6 to our Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

4.7	Form of Zero Coupon Zero Yield Convertible Notes due 2032 (included in Exhibit 4.6 above).

4.8	First Supplemental Indenture to the 2032 Indenture, dated as of February 13, 2004, among us, Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank (Exhibit 4.3 to our Registration Statement on Form S-3 (Registration No. 333-112841) and incorporated herein by reference).

4.9	Second Supplemental Indenture to the 2032 Indenture, dated August 12, 2004, among us, Omnicom Capital Inc., Omnicom Finance Inc., and JPMorgan Chase Bank, as trustee, to the 2032 Indenture, as amended by the First Supplemental Indenture to the 2032 Indenture, dated February 13, 2004 (Exhibit 4.1 to our 9-30-04 10-Q and incorporated herein by reference).

4.10	Third Supplemental Indenture to the 2032 Indenture, dated November 4, 2004, among us, Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, to the 2032 Indenture, as amended by the First Supplemental Indenture to the 2032 Indenture, dated as of February 13, 2004, and the Second Supplemental Indenture to the 2032 Indenture, dated August 12, 2004 (Exhibit 4.3 to our 9-30-04 10-Q and incorporated herein by reference).

4.11	Indenture, dated as of June 30, 2003, between JPMorgan Chase Bank, as trustee, and us in connection with our issuance of $600,000,000 Zero Coupon Zero Yield Convertible Notes due 2033 (the “2033 Indenture”) (Exhibit 4.1 to our Registration Statement on Form S-3 (Registration No. 333-108611) and incorporated herein by reference).

4.12	Form of the Zero Coupon Zero Yield Convertible Notes due 2033 (included in Exhibit 4.11 above).

4.13	First Supplemental Indenture, to the 2033 Indenture, dated as of November 5, 2003, among us, Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, (Exhibit 4.4 to our Registration Statement on Form S-3 (Registration No. 333-108611) and incorporated herein by reference).

4.14	Second Supplemental Indenture to the 2033 Indenture, dated as of November 4, 2004, among us, Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, as amended by the First Supplemental Indenture to the 2033 Indenture, dated November 5, 2003 (Exhibit 4.4 to our 9-30-04 10-Q and incorporated herein by reference).

4.15	Third Supplemental Indenture to the 2033 Indenture, dated November 10, 2004, among us, Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, to the 2033 Indenture, as amended by the First Supplemental Indenture to the 2033 Indenture, dated November 5, 2003, and the Second Supplemental Indenture to the 2033 Indenture dated November 4, 2004 (Exhibit 4.1 to the Form 8-K (File No. 1-10551) dated November 10, 2004 and incorporated herein by reference).

4.16	Fourth Supplemental Indenture to the 2033 Indenture, dated June 30, 2006, among us, Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, N.A., as trustee, to the 2033 Indenture, as amended by the First Supplemental Indenture to the 2033 Indenture, dated November 5, 2003, the Second Supplemental Indenture to the 2033 Indenture, dated November 4, 2004, and the Third Supplemental Indenture to the 2033 Indenture, dated November 10, 2004 (Exhibit 4.1 to the Form 8-K (File No. 1-10551) dated July 7, 2006 and incorporated herein by reference).

4.17	Form of Senior Debt Securities Indenture (Exhibit 4.1 to our Registration Statement on Form S-3 (Registration No. 333-132625) and incorporated herein by reference).

4.18	First Supplemental Indenture, dated as of March 29, 2006, among us, Omnicom Capital Inc., Omnicom Finance Inc., and JPMorgan Chase Bank, N.A., as trustee, in connection with our issuance of $1.0 billion 5.90% Notes due 2016 (Exhibit 4.2 to the Form 8-K (File No. 1-10551) dated March 29, 2006 (the “3-29-06 8-K”) and incorporated herein by reference).

4.19	Form of 5.90% Notes due 2016 (Exhibit 4.3 to the 3-29-06 8-K and incorporated herein by reference).

10.1	Amended and Restated Five Year Credit Agreement (the “Agreement”), dated as of June 23, 2006, by and among us, Omnicom Finance Inc., Omnicom Capital Inc., Omnicom Finance PLC, the banks, financial institutions and other institutional lenders and initial issuing banks listed on the signature pages of the Agreement, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as lead arrangers and book managers, ABN Amro Bank N.V., as syndication agent, JPMorgan Chase Bank, N.A., HSBC Bank USA, N.A., Bank of America, N.A. and Banco Bilbao Vizcaya Argentaria SA, as documentation agents and Citibank, N.A., as administrative agent for the lenders (Exhibit 10.1 to the Form 8-K dated June 29, 2006 (File No. 1-10551) and incorporated herein by reference).

10.2	Instrument of Resignation, Appointment and Acceptance, dated as of October 5, 2006, among us, Omnicom Capital Inc., Omnicom Finance Inc., JPMorgan Chase Bank, N.A. and Deutsche Bank Trust Company Americas (Exhibit 10.1 to the Form 8-K dated October 11, 2006 (File No. 1-10551) and incorporated herein by reference).

10.3	Amended and Restated 1998 Incentive Compensation Plan (Exhibit B to our Proxy Statement filed on April 10, 2000 and incorporated herein by reference).

10.4	Director Equity Plan for Non-employee Directors (Appendix B to our Proxy Statement filed on April 23, 2004 and incorporated herein by reference).

10.5	Standard form of our Executive Salary Continuation Plan Agreement (Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.6	Standard form of the Director Indemnification Agreement (Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).

10.7	Long-Term Shareholder Value Plan (Exhibit 4.4 to our Registration Statement on Form S-8 (Registration No. 333-84498) and incorporated herein by reference).

10.8	Equity Incentive Plan (Exhibit 4.3 to our Registration Statement on Form S-8 dated August 18, 2003 (File No. 333-108063) and incorporated herein by reference).

10.9	Employment Agreement, dated as of April 22, 2005, among us, TBWA Worldwide Inc. and Jean-Marie Dru (Exhibit 10.1 to the Form 8-K dated April 28, 2005 (File No. 1-10551) and incorporated herein by reference).

10.10	Senior Management Incentive Plan (Exhibit 10.1 to the Form 8-K dated May 26, 2005 (File No. 1-10551) and incorporated herein by reference).

10.11	Senior Executive Restrictive Covenant and Retention Plan of Omnicom Group Inc., dated December 7, 2006 (Exhibit 10.1 to the Form 8-K dated December 13, 2006 (File No. 1-10551) and incorporated herein by reference).

10.12	Form of Award Agreement under the Senior Executive Restrictive Covenant and Retention Plan (Exhibit 10.2 to the Form 8-K dated December 13, 2006 (File No. 1-10551) and incorporated herein by reference).

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C §1350.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNICOM GROUP INC.
February 26, 2007
	BY:	RANDALL J. WEISENBURGER Randall J. Weisenburger Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ BRUCE CRAWFORD (Bruce Crawford)	Chairman and Director	February 26, 2007

/s/ JOHN D. WREN (John D. Wren)	Chief Executive Officer and President and Director	February 26, 2007

/s/ RANDALL J. WEISENBURGER (Randall J. Weisenburger)	Executive Vice President and Chief Financial Officer	February 26, 2007

/s/ PHILIP J. ANGELASTRO (Philip J. Angelastro)	Senior Vice President Finance and Controller (Principal Accounting Officer)	February 26, 2007

/s/ ROBERT CHARLES CLARK (Robert Charles Clark)	Director	February 26, 2007

/s/ LEONARD S. COLEMAN, JR. (Leonard S. Coleman, Jr.)	Director	February 26, 2007

/s/ ERROL M. COOK (Errol M. Cook)	Director	February 26, 2007

/s/ SUSAN S. DENISON (Susan S. Denison)	Director	February 26, 2007

/s/ MICHAEL A. HENNING (Michael A. Henning)	Director	February 26, 2007

/s/ JOHN R. MURPHY (John R. Murphy)	Director	February 26, 2007

/s/ JOHN R. PURCELL (John R. Purcell)	Director	February 26, 2007

/s/ LINDA JOHNSON RICE (Linda Johnson Rice)	Director	February 26, 2007

/s/ GARY L. ROUBOS (Gary L. Roubos)	Director	February 26, 2007

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management is responsible for the preparation of Omnicom’s consolidated financial statements and related information. Management uses its best judgment to ensure that the consolidated financial statements present fairly, in all material respects, Omnicom’s consolidated financial position and results of operations in conformity with U.S. generally accepted accounting principles.

        The financial statements have been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board. Their report expresses the independent accountant’s judgment as to the fairness of management’s reported operating results, cash flows and financial position. This judgment is based on the procedures described in the second paragraph of their report.

        Omnicom management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision of management and with the participation of our CEO, CFO and our agencies, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1987. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued attestation reports on management’s assessment of Omnicom’s internal control over financial reporting as of December 31, 2006 and 2005, dated February 26, 2007 and February 24, 2006, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
  Omnicom Group Inc.:

        We have audited the accompanying consolidated balance sheets of Omnicom Group Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omnicom Group Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule on page S-1, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Omnicom Group Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

        As discussed in Note 9 to the consolidated financial statements, Omnicom Group Inc. and subsidiaries adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” on December 31, 2006.

/s/ KPMG LLP

New York, New York
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
  Omnicom Group Inc.:

        We have audited management’s assessment, included in the accompanying management report on internal control over financial reporting, that Omnicom Group Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Omnicom Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management’s assessment that Omnicom Group Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Omnicom Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omnicom Group Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and the related financial statement schedule on page S-1 and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP

New York, New York
February 26, 2007

OMNICOM GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31, (Dollars in millions, except per share data)
	2006	2005	2004
REVENUE	$ 11,376.9	$ 10,481.1	$ 9,747.2

OPERATING EXPENSES:
Salary and service costs	8,087.8	7,412.9	6,846.8
Office and general expenses	1,805.6	1,728.4	1,685.0

	9,893.4	9,141.3	8,531.8

OPERATING PROFIT	1,483.5	1,339.8	1,215.4

NET INTEREST EXPENSE:
Interest expense	124.9	78.0	51.1
Interest income	(33.3)	(18.8)	(14.5)

	91.6	59.2	36.6

INCOME BEFORE INCOME TAXES	1,391.9	1,280.6	1,178.8

INCOME TAXES	466.9	435.3	396.3

INCOME AFTER INCOME TAXES	925.0	845.3	782.5

EQUITY IN EARNINGS OF AFFILIATES	29.6	27.6	17.1

MINORITY INTERESTS	(90.6)	(82.2)	(76.1)

NET INCOME	$ 864.0	$ 790.7	$ 723.5

NET INCOME PER COMMON SHARE:

Basic	$ 5.04	$ 4.38	$ 3.90

Diluted	$ 4.99	$ 4.36	$ 3.88

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, (Dollars in millions, except per share data)
	2006	2005
A S S E T S
CURRENT ASSETS:
Cash and cash equivalents	$ 1,739.5	$ 835.8
Short-term investments at market, which approximates cost	189.3	374.1
Accounts receivable, net of allowance for doubtful accounts
of $50.5 and $53.9	5,994.3	5,366.1
Billable production orders in process, at cost	633.8	542.0
Prepaid expenses and other current assets	1,089.9	849.4

Total Current Assets	9,646.8	7,967.4

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
at cost, less accumulated depreciation and amortization
of $992.6 and $873.1	639.8	608.7
INVESTMENTS IN AFFILIATES	214.1	182.4
GOODWILL	6,851.9	6,493.1
INTANGIBLE ASSETS, net of accumulated amortization of
$207.8 and $176.3	143.2	121.4
DEFERRED TAX BENEFITS	408.5	309.8
OTHER ASSETS	260.1	237.1

TOTAL ASSETS	$18,164.4	$15,919.9

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
CURRENT LIABILITIES:
Accounts payable	$ 7,332.6	$ 6,218.9
Advance billings	1,117.5	908.7
Current portion of long-term debt	1.1	1.1
Bank loans	10.5	15.0
Accrued taxes	215.8	196.3
Other current liabilities	1,618.6	1,360.3

Total Current Liabilities	10,296.1	8,700.3

LONG-TERM DEBT	1,013.2	18.2
CONVERTIBLE NOTES	2,041.5	2,339.3
DEFERRED COMPENSATION AND OTHER LIABILITIES	305.8	298.4
LONG TERM DEFERRED TAX LIABILITY	437.7	442.7
MINORITY INTERESTS	198.8	173.0
COMMITMENTS AND CONTINGENT LIABILITIES (SEE NOTE 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 7.5 million shares authorized, none issued
Common stock, $0.15 par value, 1.0 billion shares authorized,
198.6 million and 198.6 million shares issued, with 168.3 million
and 178.6 million shares outstanding	29.8	29.8
Additional paid-in capital	1,662.1	1,675.1
Retained earnings	4,289.8	3,599.0
Accumulated other comprehensive income	267.9	59.8
Treasury stock, at cost, 30.3 million and 20.0 million shares	(2,378.3)	(1,415.7)

Total Shareholders’ Equity	3,871.3	3,948.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,164.4	$15,919.9

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Years Ended December 31, 2006
(Dollars in millions)

	Comprehensive Income (Loss)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
		Shares	Par Value
Balance December 31, 2003		198,663,916	$29.8	$1,615.6	$2,419.1	$109.7	$(571.2)	$ 3,603.0

Comprehensive Income:
Net Income	$ 723.5				723.5			723.5
Translation adjustments, net of
taxes of $85.5	158.8					158.8		158.8

Comprehensive income	$ 882.3

Dividends Declared ($0.90 per share).					(167.2)			(167.2)
Amortization of stock-based compensation				117.2				117.2
Shares transactions under employee
stock plans				(85.8)			170.7	84.9
Shares issued for acquisitions				0.5			4.5	5.0
Purchase of treasury shares							(446.5)	(446.5)
Cancellation of shares		(26,980)		(1.9)			1.9	—

Balance December 31, 2004		198,636,936	29.8	1,645.6	2,975.4	268.5	(840.6)	4,078.7

Comprehensive Income:
Net Income	$ 790.7				790.7			790.7
Translation adjustments, net of
taxes of $(112.4)	(208.7)					(208.7)		(208.7)

Comprehensive income	$ 582.0

Dividends Declared ($0.925 per share)					(167.1)			(167.1)
Amortization of stock-based compensation				87.0				87.0
Shares transactions under employee
stock plans				(56.9)			147.1	90.2
Shares issued for acquisitions							9.0	9.0
Purchase of treasury shares							(731.8)	(731.8)
Cancellation of shares		(7,224)		(0.6)			0.6	—

Balance December 31, 2005		198,629,712	29.8	1,675.1	3,599.0	59.8	(1,415.7)	3,948.0

Comprehensive Income:
Net Income	$ 864.0				864.0			864.0
Translation adjustments, net of
taxes of $128.8	239.1					239.1		239.1

Comprehensive income	$1,103.1

Adoption of SFAS No. 158, net of
taxes of $(20.4)						(31.0)		(31.0)
Dividends Declared ($1.00 per share).					(173.2)			(173.2)
Amortization of stock-based compensation				71.1				71.1
Shares transactions under employee
stock plans				(83.9)			381.8	297.9
Purchase of treasury shares							(1,344.6)	(1,344.6)
Cancellation of shares		(2,485)		(0.2)			0.2	—

Balance December 31, 2006		198,627,227	$29.8	$1,662.1	$4,289.8	$267.9	$(2,378.3)	$ 3,871.3

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31, (Dollars in millions)
	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$ 864.0	$ 790.7	$ 723.5
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization of tangible assets	150.3	137.6	130.4
Amortization of intangible assets	39.7	37.6	41.7
Minority interests	90.6	82.2	76.1
Earnings of affiliates less than (in excess of)
dividends received	(15.3)	(11.3)	(3.2)
Net gain on investment activity	(7.8)	(7.2)	(13.1)
Windfall tax benefit on employee stock plans	—	15.8	26.2
Excess tax benefit on stock-based compensation	(26.6)	—	—
Provisions for losses on accounts receivable	10.7	10.0	19.3
Amortization of stock-based compensation	71.1	87.0	117.2
Changes in assets and liabilities providing (requiring)
cash, net of acquisitions:
Increase in accounts receivable	(358.1)	(723.0)	(219.1)
Increase in billable production orders in process	(55.1)	(22.5)	(83.6)
Increase in prepaid expenses and other current assets	(210.2)	(60.4)	(113.1)
Net change in other assets and liabilities	96.7	59.7	86.8
Increase in advanced billings	168.4	66.6	73.7
Net increase in accrued and deferred taxes	57.9	100.2	108.7
Increase in accounts payable	864.9	428.2	316.1

Net Cash Provided by Operating Activities	1,741.2	991.2	1,287.6

Cash Flows from Investing Activities:
Capital expenditures	(177.6)	(162.7)	(159.7)
Net payment for purchases of equity interests in
subsidiaries and affiliates, net of cash acquired	(236.3)	(294.5)	(307.8)
Purchases of long-term investments	—	—	(24.5)
Purchases of short-term investments	(350.2)	(1,114.5)	(1,431.2)
Repayment of long-term notes receivable	13.5	65.8	—
Proceeds from sale of businesses	31.4	29.3	—
Proceeds from sales of short-term investments	530.4	1,314.3	1,164.3

Net Cash Used in Investing Activities	(188.8)	(162.3)	(758.9)

Cash Flows from Financing Activities:
Net decrease in short-term borrowings	(3.5)	(1.9)	(25.5)
Proceeds from issuance of debt	996.6	0.9	8.3
Repayments of principal of long-term debt obligations	(300.4)	(188.4)	(15.3)
Excess tax benefit on stock-based compensation	26.6	—	—
Dividends paid	(175.8)	(164.0)	(163.1)
Purchase of treasury shares	(1,344.6)	(731.8)	(446.5)
Proceeds from employee stock plans	297.9	74.3	58.7
Other, net	(80.3)	(105.9)	(66.6)

Net Cash Used in Financing Activities	(583.5)	(1,116.8)	(650.0)

Effect of exchange rate changes on cash and cash equivalents	(65.2)	(41.9)	43.4

Net Increase (Decrease) in Cash and Cash Equivalents	903.7	(329.8)	(77.9)
Cash and Cash Equivalents at Beginning of Year	835.8	1,165.6	1,243.5

Cash and Cash Equivalents at End of Year	$ 1,739.5	$ 835.8	$ 1,165.6

Supplemental Disclosures:
Income taxes paid	$ 409.8	$ 305.8	$ 267.1
Interest paid	$ 114.3	$ 67.8	$ 44.6

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

        Basis and Presentation. The accompanying consolidated financial statements include the accounts of Omnicom Group Inc. and its domestic and international subsidiaries and are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Intercompany balances and transactions have been eliminated.

        Revenue Recognition. Substantially all of our revenue is derived from fees for services or a rate per hour, or equivalent basis, and revenue is realized when the service is performed in accordance with terms of each client arrangement, upon completion of the earnings process and when collection is reasonably assured. We record revenue net of taxes, including sales tax, use tax, value added tax and/or excise tax. Certain of our businesses earn a portion of their revenue as commissions based upon performance in accordance with client arrangements.

        These principles are the foundation of our revenue recognition policy and apply to all client arrangements in each of our service disciplines — traditional media advertising, customer relationship management, public relations and specialty communications. Because the services that we provide across each of our disciplines are similar and delivered to clients in similar ways, all of the key elements set forth above apply to client arrangements in each of our four disciplines.

        A small portion of our contractual arrangements with clients includes performance incentive provisions designed to link a portion of our revenue to our performance relative to both quantitative and qualitative goals. We recognize this portion of revenue when specific quantitative goals are achieved, or when our performance against qualitative goals is determined by our clients.

        Our revenue recognition policies are in compliance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements (“SAB 101”) as updated by SAB 104, Revenue Recognition (“SAB 104”). SAB 101 and SAB 104 summarize certain views of the SEC staff in applying generally accepted accounting principles to revenue recognition in financial statements. In July 2000, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) released Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”). This Issue summarized the EITF’s views on when revenue should be recorded at the gross amount billed because revenue has been earned from the sale of goods or services, or the net amount retained because revenue has been earned from a fee or commission. Additionally, in January 2002, the EITF released Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”). EITF 01-14 summarized the EITF’s views on when out-of-pocket expenses should be characterized as revenue. Our revenue recognition policies are in compliance with SAB 101, SAB 104, EITF 99-19 and EITF 01-14. In the majority of our businesses, we act as an agent and record revenue equal to the net amount retained, when the fee or commission is earned.

        Billable Production. Billable production orders in process consist principally of costs incurred on behalf of clients when providing advertising, marketing and corporate communications services to clients. Such amounts are invoiced to clients at various times over the course of the production process.

        Cash Equivalents. Our cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase.

        Investments Available for Sale. Short-term investments and time deposits with financial institutions consist principally of investments made with our excess cash which we expect to convert into cash in our current operating cycle, generally within one year. Our short-term investments principally consist of auction rate securities with auction reset periods of less than 12 months. These investments are classified as available-for-sale securities and are stated at market value. At each reset period, we account for the transaction in our consolidated statement of cash flows as “Proceeds from sales of short-term investments” for the securities

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

relinquished, and as a “Purchase of short-term investments” for the securities purchased. There are no realized gains or losses, or unrealized gains or losses from these short-term investments because market approximates cost. Therefore, they are classified as current assets.

        Cost-Based Investments. Cost-based long-term investments are primarily comprised of equity interests in marketing and corporate communications services companies where we do not exercise significant influence over the operating and financial policies of the investee. These minority interests are accounted for under the cost method and are included in other assets in our balance sheet. These investments are periodically evaluated to determine if there has been other than temporary declines below carrying value. A variety of factors are considered when determining if a decline in fair value below carrying value is other than temporary, including, among others, the financial condition and prospects of the investee, as well as our investment intent.

        Equity Method Investments. The equity method is used to account for investments in entities in which we have an ownership of less than 50% and have significant influence over the operating and financial policies of the affiliate. The excess of the cost of our ownership interest in the stock of those affiliates over our share of the fair value of their net assets at the acquisition date is recognized as goodwill and included in the carrying amount of our investment. Subsequent to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), equity method goodwill is not amortized. We periodically evaluate these investments to determine if there has been other than temporary declines below carrying value. A variety of factors are considered when determining if a decline in fair value below carrying value is other than temporary, including, among others, the financial condition and prospects of the investee, as well as our investment intent.

        Treasury Stock. We account for treasury share purchases at cost. The reissuance of treasury shares, primarily in connection with employee stock-based compensation plans, is accounted for at average cost. Gains or losses on the reissuance of treasury shares are accounted for as additional paid-in capital and do not affect our reported results of operations.

        Foreign Currency Translation. Our financial statements were prepared in accordance with SFAS No. 52, Foreign Currency Translation (“SFAS 52”). All of our foreign subsidiaries use their local currency as their functional currency in accordance with SFAS 52. Accordingly, the currency impacts of the translation of the balance sheets of our foreign subsidiaries to U.S. Dollar statements are included as translation adjustments in other accumulated comprehensive income. The income statements of foreign subsidiaries are translated at average exchange rates for the year. Net foreign currency transaction gains included in pre-tax income were $2.1 million in 2006, $0.1 million in 2005, and $2.6 million in 2004.

        Earnings Per Common Share. Basic earnings per share is based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents which include outstanding options and restricted shares. For purposes of computing diluted earnings per share for the years ended December 31, 2006, 2005 and 2004, respectively, 1.7 million shares, 1.4 million shares, and 0.9 million shares were assumed to have been outstanding related to common share equivalents. For the years ended December 31, 2006, 2005 and 2004, respectively, 2.4 million shares, 4.6 million shares, and 10.3 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the stock options were greater than or equal to the average price of our common stock and therefore their inclusion would have been anti-dilutive. The number of shares used in the computations were as follows (shares in millions):

	2006	2005	2004
Basic EPS computation	171.4	180.4	185.7
Diluted EPS computation	173.1	181.8	186.6

        We adopted EITF No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share on December 31, 2004. The adoption did not impact our historical results or our December 31, 2004 quarter-to-date and full-year diluted earnings per share because we amended the indentures of our Convertible Notes due 2031, 2032 and 2033 prior to December 31, 2004. The amendments require us, upon conversion, to settle the principal amount of the Convertible Notes in cash and any accretion in cash or shares of our common

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock at our option. For additional information, see Note 4 to these consolidated financial statements. The amendments made the notes compliant with EITF 90-19, Convertible Bonds with Issuer Options to Settle for Cash Upon Conversion, “Instrument C” treatment. Compliance with “Instrument C” treatment did not result in additional dilution to our Diluted EPS because our weighted average share price was less than the conversion price of the Convertible Notes for all of the periods set forth above. In accordance with the transition provisions of EITF 04-8, it is assumed that “Instrument C” treatment occurred at the beginning of the first period presented.

        Gains and Losses on Issuance of Stock by Affiliates and Subsidiaries. Gains and losses on the issuance of stock by equity method affiliates and consolidated subsidiaries are recognized directly in our shareholders’ equity through an increase or decrease to additional paid-in capital in the period in which the sale occurs and do not affect reported results of operations.

        Salary Continuation Agreements. Arrangements with certain present and former employees provide for continuing payments for periods up to 10 years after cessation of their full-time employment in consideration for agreements by the employee not to compete with us and to render consulting services during the postemployment period. Such payments, the amounts of which are also subject to certain limitations, including our operating performance during the postemployment period, represent the fair value of the services rendered and are expensed in such periods.

        Depreciation of Furniture and Equipment and Amortization of Leasehold Improvements. Depreciation is computed on a straight-line basis over the estimated useful lives of furniture of seven to ten years and equipment of three to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the terms of the related lease or the estimated useful life of the assets.

        Goodwill and Other Intangibles Assets. In accordance with SFAS 142, goodwill acquired resulting from a business combination is not amortized, but is periodically tested for impairment. Additionally, in accordance with SFAS No. 141, Business Combinations (“SFAS 141”), we allocate the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values including other identifiable intangible assets, as applicable, primarily customer relationships and trade names. See Note 2 for information about our acquisitions.

        Under SFAS 142, we no longer amortize goodwill and intangible assets with indefinite lives and we are required to perform an annual impairment test on goodwill balances and intangible assets with indefinite lives. In performing the impairment test for goodwill, SFAS 142 requires that we identify the components of our operating segments that are reporting units and their respective carrying value, estimate the fair value of the reporting units and compare the fair value to the carrying value of the reporting units to determine if there is a potential impairment. We use several market participant measurements to determine fair value. This approach utilizes a discounted cash flow methodology, consideration of similar and recent transactions and when available and as appropriate, we use comparative market participant measures to supplement our analysis. If there is a potential impairment, SFAS 142 requires that additional analysis be performed to determine the amount of the impairment, if any, to be recorded.

        We perform our impairment test during the second quarter of each year. In determining the fair value of our operating segments, we perform a discounted cash flow analysis assuming they could be sold in a nontaxable transaction between willing parties. When comparing the fair value of our operating segments to their carrying value, we include deferred taxes in the carrying value of each of our reporting units. We have concluded, for each year presented in the financial statements, that the fair value of the reporting units exceeded their carrying value and we have concluded that goodwill was not impaired. We plan to continue to perform our impairment test during the second quarter of each year unless certain events, as defined in SFAS 142, trigger the need for an earlier evaluation for impairment.

        In accordance with paragraph 30 of SFAS 142, we identified our regional reporting units as components of our operating segments, which are our five agency networks. The regional reporting units of each agency network are responsible for the agencies in their region. They report to the segment managers and facilitate the

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

administrative and logistical requirements of our client-centric strategy for delivering services to clients in their regions. We then concluded that for each of our operating segments, their regional reporting units had similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in paragraph 17 of SFAS No.131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), and the guidance set forth in EITF D-101: Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142. Consistent with the fundamentals of our business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics, as the main economic components of each agency are the salary and service costs associated with providing professional services, the office and general costs associated with office space and occupancy, and the provision of technology requirements which are generally limited to personal computers, servers and off-the-shelf software. Finally, the expected benefits of our acquisitions are typically shared across multiple agencies and regions as they work together to integrate the acquired agency into our client service strategy.

        Income Taxes. We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Our subsidiaries also file tax returns in various foreign jurisdictions. The principal foreign jurisdictions include the United Kingdom, France and Germany. We have not provided U.S. deferred income taxes on cumulative earnings of non-U.S. affiliates that have been reinvested indefinitely. A provision has been made for income and withholding taxes on the earnings of international subsidiaries and affiliates that will be distributed. Interest and penalties related to tax positions taken in our tax returns are recorded in income tax expense in our consolidated statement of income.

        We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, as amended (“SFAS 109”). Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of our assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed to be in effect when the differences reverse. Deferred tax assets result principally from recording certain expenses in the financial statements which are not currently deductible for tax purposes, including employee stock-based compensation expense and from differences between the tax and book basis of assets and liabilities recorded in connection with acquisitions, as well as tax loss and credit carryforwards. Deferred tax liabilities result principally from expenses arising from financial instruments which are currently deductible for tax purposes but have not been expensed in the financial statements and basis differences arising from tangible and deductible intangible assets, as well as investments and capital transactions.

        We maintain valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset.

        Employee Stock Options. Stock options are accounted for in accordance with SFAS No. 123, Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”). We elected, effective January 1, 2004, to account for stock-based employee compensation using the fair value method. In determining the fair value of certain stock based compensation awards, we use certain estimates and assumptions such as expected life, rate of risk free interest, volatility and dividend yield. As a result of our adoption of SFAS 123 as amended by SFAS 148, the fair value of stock-based employee compensation was recorded as an expense in the current and prior years. Accordingly, our results for years prior to 2004 have been restated as if we had used the fair value method to account for stock-based employee compensation in the prior years. Pre-tax stock-based employee compensation expense for the years ended December 31, 2006, 2005 and 2004, was $71.1 million, $87.0 million, and $117.2 million, respectively. Information about our specific awards and stock plans can be found in Note 7.

        On January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) which requires, among other things, that we record stock-based compensation expense net of an estimate for awards that are expected to be forfeited. For all unvested awards outstanding at January 1, 2006, we recorded an

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adjustment to reflect the cumulative effect of this change in accounting principle. The adjustment in the first quarter of 2006 resulted in an increase in our operating profit and net income of $3.6 million and $2.0 million, respectively. Because this adjustment did not have a material effect on our results of operations and financial condition, we did not present this adjustment on an after-tax basis as a cumulative effect of accounting change in our income statement.

        SFAS 123R also requires that new awards issued to individuals that are, or will become, retirement eligible during the vesting period of the award to be expensed over the lesser of the period from the date of grant through the retirement-eligible date or the vesting date. This differs from our previous policy for awards that were issued prior to adoption of SFAS 123R with retirement eligibility provisions. For those awards we recognized compensation expense over the vesting period and we accelerated compensation expense upon the triggering of a retirement event. We estimate that for the full-year of 2006, $13.5 million of pre-tax stock-based employee compensation expense will be recorded related to unvested awards at December 31, 2005 that were issued prior to adoption of SFAS 123R to individuals that were retirement eligible at December 31, 2005 and the awards included retirement eligibility provisions. Had SFAS 123R been in effect when these awards were issued, stock-based compensation expense in 2006 would have been less by $13.5 million.

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

        Finally, SFAS 123R requires that the benefits associated with the tax deductions in excess of recognized stock-based employee compensation expense be reported as a financing cash flow, rather than as an operating cash flow as previously required. For the year ended December 31, 2006, net cash provided by operating activities was reduced by $26.6 million and recorded as an increase in cash provided by financing activities. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options and when restricted stock vests. However, the amount of operating cash flows recognized in prior periods for such additional tax deductions, as shown in our consolidated statements of cash flows, were $15.8 million and $26.2 million for 2005 and 2004, respectively.

        Concentration of Credit Risk. We provide marketing and corporate communications services to thousands of clients who operate in nearly every industry sector. We grant credit to qualified clients in the ordinary course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 3.6% of our 2006 consolidated revenue and no other client accounted for more than 2.9% of our 2006 consolidated revenue.

        Derivative Financial Instruments. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.

        Our derivative financial instruments consist principally of cross-currency interest rate swaps and forward foreign exchange contracts. For derivative financial instruments to qualify for hedge accounting the following criteria must be met: (1) the hedging instrument must be designated as a hedge; (2) the hedged exposure must be specifically identifiable and expose us to risk; and (3) it must be highly probable that a change in fair value of the derivative financial instrument and an opposite change in the fair value of the hedged exposure will have a high degree of correlation.

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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        We execute forward foreign exchange contracts in the same currency as the related exposure, whereby 100% correlation is achieved based on spot rates. Gains and losses on derivative financial instruments which are hedges of foreign currency assets or liabilities are recorded at market value and changes in market value are recognized in the statement of income in the current period. Gains and losses on our cross-currency interest rate swaps that are used to hedge our net investments are recorded to accumulated comprehensive income as translation adjustments to the extent of change in the spot exchange rate. The remaining difference is recorded in the statement of income in the current period.

        Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2. Acquisitions

        During 2006, we completed sixteen acquisitions of new subsidiaries for cash consideration and made additional cash investments in companies in which we already had an ownership interest, none of which were material to our consolidated financial position or results of operations. In addition, we made contingent purchase price payments related to acquisitions completed in prior years. The aggregate cost of these transactions, including cash payments and the assumption of liabilities in 2006 was as follows (dollars in millions):

New and existing subsidiaries	$152.8
Contingent purchase price payments	158.6

$311.4

        Valuations of these acquired companies were based on a number of factors, including specialized know-how, reputation, geographic coverage, competitive position and service offerings. Our acquisition strategy has been focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of our various strategic business platforms through the expansion of their geographic area and/or their service capabilities to better serve our clients. Consistent with our acquisition strategy and past practice, most acquisitions completed in 2006 included an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. These contingent purchase price obligations are accrued when the contingency is resolved and payment is certain.

        For each of our acquisitions, we undertake a detailed review to identify other intangible assets and a valuation is performed for all such assets identified. We use several market participant measurements to determine fair value. This approach includes consideration of similar and recent transactions, as well as utilizing discounted cash flow methodologies and when available and as appropriate, we use comparative market multiples to supplement our analysis. Like most service businesses, a substantial portion of the intangible asset value that we acquire is the specialized know-how of the workforce, which is treated as part of goodwill and is not required to be valued separately by SFAS 141. The majority of the value of the identifiable intangible assets that we acquire is derived from customer relationships and the related customer contracts. In executing our acquisition strategy, one of the primary drivers in identifying and executing a specific transaction is the existence of, or the ability to, expand our existing client relationships. The expected benefits of our acquisitions are typically shared across multiple agencies and regions.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As of December 31, 2006 and 2005, the components of our intangible assets were as follows:

	(Dollars in millions)
	2006			2005
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to
SFAS 142 impairment tests:

Goodwill	$7,457.2	$605.3	$6,851.9	$7,061.6	$568.5	$6,493.1

Other identifiable intangible assets
subject to amortization:

Purchased and internally
developed software	$ 223.1	$163.1	$ 60.0	$ 204.8	$146.1	$ 58.7

Customer related and other	127.9	44.7	83.2	92.9	30.2	62.7

Total	$ 351.0	$207.8	$ 143.2	$ 297.7	$176.3	$ 121.4

        Substantially all of our other identifiable intangible assets are amortized on a straight-line basis ranging from 5 to 10 years.

        During the third quarter of 2006, we disposed of a U.S. based healthcare business and several small businesses. The sale of the healthcare business resulted in a high book tax rate primarily caused by the allocation of non-deductible goodwill in accordance with SFAS 142. This increase in income tax expense was more than offset by a one-time reduction of income tax expense from the resolution of uncertainties related to changes in certain foreign tax laws. The aggregate impact of these events was a decrease in profit before tax of $0.5 million, a decrease in tax expense of $1.8 million and an increase in net income of $1.3 million.

        During the first quarter of 2005, we disposed of a majority-owned business located in Australia and New Zealand and a non-strategic business located in the United States. The proceeds received from these transactions were $29.3 million and resulted in a pre-tax net gain of $6.9 million. Due to an unusually high book tax rate caused by the allocation non-deductible goodwill in accordance with SFAS 142, the book tax cost of the transactions was $6.1 million. After deducting minority interest expense, the impact of these transactions increased net income for the year ended December 31, 2005 by $0.4 million.

3. Bank Loans and Lines of Credit

        Bank loans of $10.5 million and $15.0 million at December 31, 2006 and 2005, respectively, are primarily comprised of the bank overdrafts of our international subsidiaries. These loans are treated as unsecured loans pursuant to our bank agreements. The weighted average interest rate on these bank loans as of December 31, 2006 and 2005 was 6.2% and 8.5%, respectively.

        At December 31, 2006 and 2005, we had committed and uncommitted lines of credit aggregating $2,862.4 million and $2,848.7 million, respectively. The unused portion of these credit lines was $2,851.9 million and $2,833.7 million at December 31, 2006 and 2005, respectively.

        In June 2006, we amended and extended our five-year credit facility to June 23, 2011 and increased the amount available from $2.1 billion to $2.4 billion with substantially the same bank syndicate. In conjunction with this amendment and extension, we terminated our $400.0 million 364-day revolving credit facility that was due to expire. Subsequently, in September 2006, the facility was increased from $2.4 billion to $2.5 billion. We have the ability to classify outstanding borrowings, if any, under our five-year credit facility as long-term debt.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Our five-year credit facility is provided by a bank syndicate that includes large global banks such as Citibank, JP Morgan Chase, HSBC, ABN Amro, Deutsche Bank, Bank of America, Societe Generale and BBVA. We also include large regional banks in the U.S. such as Wachovia, US Bancorp, Northern Trust, PNC and Wells Fargo. Additionally, we include banks that have a major presence in countries where we conduct business such as Sumitomo in Japan, Fortis in Belgium, Intesa San Paolo in Italy, Scotia in Canada and Westpac in Australia.

        Our $2,500.0 million five-year revolving credit facility provides support for our $1,500.0 million commercial paper program. The gross amount of commercial paper issued and redeemed under our commercial paper program during 2006 was $13.6 billion, with an average term of 2.8 days. During 2005, $43.4 billion of commercial paper was issued and redeemed with an average term of 3.0 days. As of December 31, 2006 and 2005, we had no commercial paper borrowings outstanding.

        The credit facilities contain financial covenants limiting the ratio of total consolidated indebtedness to total consolidated EBITDA (for purposes of these covenants EBITDA is defined as earnings before interest, taxes, depreciation and amortization) to no more than 3.0 times. In addition, we are required to maintain a minimum ratio of EBITDA to interest expense of at least 5.0 times. At December 31, 2006, our ratio of debt to EBITDA was 1.8 times and our ratio of EBITDA to interest expense was 13.4 times. We were in compliance with these covenants. In addition, the credit facilities do not limit our ability to declare or pay dividends.

4. Long-Term Debt and Convertible Notes

        Long-term debt and convertible notes outstanding as of December 31, 2006 and 2005 consisted of the following:

	(Dollars in millions)
	2006	2005
Senior Notes — due April 15, 2016	$ 995.5	$ —
Other notes and loans at rates from 4.7% to 12.8%,
due through 2010	18.8	19.3

	1,014.3	19.3
Less current portion	1.1	1.1

Total long-term debt	$1,013.2	$ 18.2

Convertible Notes — due February 7, 2031	$ 847.0	$ 847.0
Convertible Notes — due July 31, 2032	727.0	892.3
Convertible Notes — due June 15, 2033	39.4	600.0
Convertible Notes — due July 1, 2038	428.1	—

	2,041.5	2,339.3
Less current portion	—	—

Total convertible notes	$2,041.5	$2,339.3

        In February 2001, we issued $850.0 million aggregate principal amount of Liquid Yield Option Notes due February 7, 2031 (“2031 Notes”). These notes are senior unsecured zero-coupon securities that were convertible at issuance into 7.7 million shares of our common stock, implying a conversion price of $110.01 per common share, subject to normal anti-dilution adjustments. These notes are convertible at a specified ratio only upon the occurrence of certain events, including; if our common shares trade above certain levels, if we effect extraordinary transactions or if our long-term debt credit ratings are downgraded by at least two notches from their December 31, 2006 level of A- to BBB or lower by Standard & Poor’s Ratings Service (“S&P”), or from their December 31, 2006 level of Baa1 to Baa3 or lower by Moody’s Investors Service (“Moody’s”). These events would not, however, result in an adjustment of the number of shares issuable upon conversion. Holders of these notes have the right to put the notes back to us for cash in February of each year and we have agreed not to redeem the notes for cash before February 7, 2009. There are no events that accelerate the noteholders’ put rights. Beginning in February 2006 and every six months thereafter, if the market price of our common shares

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exceeds certain thresholds, we may be required to pay contingent cash interest for that period. Our initial calculation in February 2006 and subsequent calculations thereafter did not require us to pay contingent cash interest. In prior years, $3.0 million principal amount of notes were put back to us reducing the total outstanding balance to $847.0 million.

        In March 2002, we issued $900.0 million aggregate principal amount of Zero Coupon Zero Yield Convertible Notes due July 31, 2032 (“2032 Notes”). The notes are senior unsecured zero-coupon securities that were convertible at issuance into 8.1 million shares of our common stock, implying a conversion price of $110.01 per common share, subject to normal anti-dilution adjustments. These notes are convertible at a specified ratio only upon the occurrence of certain events, including; if our common shares trade above certain levels, if we effect extraordinary transactions or if our long-term debt credit ratings are downgraded at least two notches from their December 31, 2006 level of A- to BBB or lower by S&P, or from their December 31, 2006 level of Baa1 to Baa3 or lower by Moody’s. These events would not, however, result in an adjustment of the number of shares issuable upon conversion. Holders of these notes have the right to put the notes back to us for cash in August of each year and we have agreed not to redeem the notes for cash before July 31, 2009. There are no events that accelerate the noteholders’ put rights. Beginning in August 2007, if the market price of our common shares exceeds certain thresholds, we may be required to pay contingent cash interest. In prior years, $7.7 million principal amount of notes were put back to us reducing the total outstanding balance at December 31, 2005 to $892.3 million and $165.3 million principal amount of notes were put back to us in 2006 reducing the outstanding balance at December 31, 2006 to $727.0 million.

        In June 2003, we issued $600.0 million aggregate principal amount of Zero Coupon Zero Yield Convertible Notes due June 15, 2033 (“2033 Notes”). The notes are senior unsecured obligations that were convertible at issuance into 5.8 million shares of our common stock, implying a conversion price of $103.00 per common share, subject to normal anti-dilution adjustments. These notes are convertible at the specified ratio only upon the occurrence of certain events, including; if our common shares trade above certain levels, if we effect extraordinary transactions or if our long-term debt credit ratings are downgraded from their current level to Ba1 or lower by Moody’s or BBB- or lower by S&P. The occurrence of these events will not result in an adjustment of the number of shares issuable upon conversion. Holders of these notes have the right to put the notes back to us for cash on June 15, 2008, 2010, 2013, 2018, 2023 and on each June 15 annually thereafter through June 15, 2032 and we have a right to redeem the notes for cash beginning on June 15, 2010. There are no events that accelerate the noteholders’ put rights. Beginning in June 2010, if the market price of our common shares exceeds certain thresholds, we may be required to pay contingent cash interest. The majority of the 2033 Notes were amended in June 2006, as discussed below, and the amended notes are referred to as our Zero Coupon Zero Yield Convertible Notes due 2038 (“2038 Notes”).

        Our 2031, 2032, 2033 and 2038 Notes (collectively the “Notes”) provide the noteholders with certain rights that we consider as embedded derivatives in accordance with SFAS 133. Under SFAS 133, embedded derivatives could be required to be bifurcated and accounted for separately from the underlying host instrument. The noteholders’ rights we considered for bifurcation were: (1) an embedded conversion option to convert the bonds into shares of our common stock; (2) the right to put the Notes back to us for repayment (noteholder’s put right) and our agreement to not call the Notes up to specified dates (no call right); and (3) the right to collect contingent cash interest from us if certain criteria are met. As discussed below, the embedded derivatives were not required to be bifurcated or had no impact on the carrying value of the Notes and accordingly, the Notes are carried at their value due at maturity.

        Specifically, the embedded conversion options qualify for the exception in SFAS 133 covering convertible bonds and we are not required to separately account for the embedded conversion option. Under SFAS 133, the embedded options must meet the criteria of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”) to qualify for the exception. EITF 00-19 required that certain criteria be met for a freestanding derivative in a company’s own stock to be classified as an equity instrument. The embedded conversion options met the criteria in EITF 00-19 and will, if converted, be accounted for in shareholders’ equity had they been freestanding derivatives. We are not required to separately value and account for the noteholders’ put right and the no call right under SFAS 133 and related interpretation

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

by the Derivatives Implementation Group (DIG) No. B-16. These rights were considered to be clearly and closely related to the underlying Notes and are not contingently exercisable. Additionally, the debt was not issued with a substantial discount or premium. Lastly, the noteholders’ right to collect contingent cash interest is a derivative and is required to be marked to market value each reporting period with changes recorded in interest expense. The value of this right is primarily linked to the price of our common stock and not the debt host contract. Therefore, it is not clearly and closely related to our debt and is required to be separately accounted for under SFAS 133. For each of the Notes at issuance and through December 31, 2005, this right had nominal value. As of December 31, 2006, the value was $0.8 million, which we included in interest expense in 2006.

        In August 2004, we amended the indenture governing the 2032 Notes. In November 2004, we amended the indentures governing the 2031 Notes and the 2033 Notes. The amendments added two of our wholly-owned finance subsidiaries, Omnicom Capital Inc. and Omnicom Finance Inc., as co-obligors to each convertible note. The amendments to all three indentures were similar with respect to settlement of the notes on put or conversion. We amended the provisions regarding payment to the noteholders in the event of a put. Previously, we could satisfy the put obligation in cash, shares or a combination of both, at our option. The amendments provide that we can only satisfy the put obligation in cash. We also amended the provisions regarding payment to the noteholders in the event the noteholders exercise their conversion right. Previously, we were required to satisfy the conversion obligation of each note by delivering the underlying number of shares, as adjusted, into which the note converts. The amendments provide that the conversion obligation is equal to a conversion value determined on the day of conversion, calculated by multiplying the share price at the close of business on that day by the underlying number of shares into which the note converts. We then satisfy the conversion value by paying the initial principal amount of the note in cash and the balance of the conversion value in cash or shares, at our option. This amendment made the notes compliant with EITF 90-19, Convertible Bonds with Issuer Options to Settle for Cash Upon Conversion — “Instrument C” treatment. Further, the amended notes qualified for the exception in SFAS 133, covering convertible bonds and we are not required to separately account for the fair value of the embedded conversion option. The amendments did not change this accounting, accordingly, the notes are carried at their face value. At the same time we amended the indenture provisions governing settlement on put or conversion, we also amended the provisions of 2031 Notes and the 2032 Notes governing the payment of contingent cash interest.

        In February 2006, we offered to pay a supplemental interest payment of $46.25 per $1,000 principal amount of notes to holders of our 2031 Notes as of February 2, 2006 to not put their notes back to us. The noteholders were paid $39.2 million of February 8, 2006. This payment is being amortized ratably over a 12-month period to the next put date in accordance with Emerging Issues Task Force (“EITF”) No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”). In February 2007, we did not pay a supplemental interest payment to noteholders of our 2031 Notes and none of the 2031 Notes were put back to us for repayment.

        In June 2006, we offered to pay a supplemental interest payment of $27.50 per $1,000 of our 2033 Notes to holders that did not put their notes back to us and consented to the amendments to the notes and related indenture as of June 27, 2006. The principal amendment extended the maturity of the notes from June 15, 2033 to July 1, 2038. The additional amendments conformed other terms of the notes for the extension of the maturity date, as well as amending the comparable yield. On June 21, 2006, we repurchased $132.5 million of notes that were put to us. With respect to the remaining $467.5 million of notes as of June 30, 2006, noteholders holding a combined amount of $428.1 million of notes consented to the amendments, were paid $27.50 per $1,000 note and their notes were amended. The total supplemental interest payment of $11.7 million will be amortized ratably over a twenty-four-month period to the next put date in accordance with EITF 96-19. The remaining noteholders, comprising $39.4 million aggregate principal amount of notes, did not consent to the amendments. As a result, these notes are still outstanding and were not amended and these noteholders were not paid the supplemental interest payment. The next put date for the 2033 and 2038 notes is June 15, 2008.

        In July 2006, we offered to pay a supplemental interest payment of $32.50 per $1,000 principal amount of notes to holders of our 2032 Notes as of August 1, 2006 that did not put their notes back to us. On August 4, 2006, we repurchased $165.2 million of our 2032 Notes that were put to us. With respect to the remaining $727.0 million of notes, noteholders were paid a total supplemental interest payment of $23.6 million on August 2, 2006 which is being amortized ratably over a 12-month period to the next put date in accordance with EITF 96-19.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In March 2006, we issued $1.0 billion aggregate principal amount of Senior Notes due April 15, 2016 (“Senior Notes”). The gross proceeds from the issuance were $995.1 million. The gross proceeds less fees resulted in a 6.05% yield to maturity. The Senior Notes were issued by Omnicom Group Inc. and two of our wholly-owned finance subsidiaries, Omnicom Capital Inc. and Omnicom Finance Inc., as co-obligors. The Senior Notes are senior unsecured notes that rank in equal right of payment with all existing future unsecured indebtedness and as a joint and several liability of the issuer and the co-obligors.

        For the years ended December 31, 2006, 2005 and 2004, our gross interest expense on our borrowings was $124.9 million, $78.0 million and $51.1 million, respectively. Included in our interest expense in 2006, 2005 and 2004, and described above was $71.5 million, $47.3 million and $23.0 million related to our convertible notes, respectively. Interest expense relative to our Senior Notes was $45.5 million in 2006. In addition, interest expense relative to our €152.4 million 5.20% Notes was $3.9 million and $10.4 million in 2005 and 2004, respectively. The remainder of our interest expense in these years was related to our short-term borrowings.

        The aggregate stated maturities of long-term debt and convertible notes are as follows:

(Dollars in millions)
2007	$ 1.1
2008	0.6
2009	0.5
2010	16.5
2011	0.1
2012	—
Thereafter	3,037.0

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

        A summary of our revenue and long-lived assets by geographic area for the years then ended, and as of December 31, 2006, 2005 and 2004 is presented below:

	(Dollars in millions)
	Americas	EMEA	Asia/Australia
2006
Revenue	$6,789.2	$3,909.7	$678.0
Long-Lived Assets	379.1	211.7	49.0
Goodwill	5,636.7	1,157.8	57.4
2005
Revenue	$6,261.6	$3,586.0	$633.5
Long-Lived Assets	415.9	149.8	43.0
Goodwill	5,508.4	932.2	52.5
2004
Revenue	$5,626.5	$3,448.2	$672.5
Long-Lived Assets	408.7	181.2	46.5
Goodwill	5,283.4	1,081.3	46.7

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Americas is primarily composed of the U.S., Canada and Latin American countries. EMEA is primarily composed of various Euro currency countries, the United Kingdom, the Middle-East and Africa and other European countries that have not adopted the European Union Monetary standard. Asia/Australia is primarily composed of China, Japan, Korea, Singapore, Australia and other Asian countries.

6. Equity and Cost-Based Investments

        We have investments in privately held unconsolidated affiliated companies accounted for under the equity method. The affiliated companies offer marketing and corporate communications services similar to those offered by our operating companies. The equity method is used when we own less than 50% of the common stock but exercise significant influence over the operating and financial policies of the affiliate. The following table summarizes the balance sheets and income statements of our unconsolidated affiliates, as of December 31, 2006 and 2005 and for the years then ended:

	(Dollars in millions)
	2006	2005
Total net assets	$239.8	$243.4
Gross revenue	533.2	535.3
Net income	54.7	52.0

        Our equity interest in the net income of these affiliated companies was $29.6 million and $27.6 million for the years ended December 31, 2006 and 2005, respectively. Our equity interest in the net assets of these affiliated companies was $132.8 million and $114.9 million at December 31, 2006 and 2005, respectively. Owners of interests in certain of our affiliated companies have the right in certain circumstances to require us to purchase additional ownership interests at fair value as defined in the applicable agreements. The terms of these rights vary for each arrangement and the ultimate amount payable in the future also varies based upon the future earnings of the affiliated companies and changes in the applicable foreign currency exchange rates.

        Our cost-based investments at December 31, 2006 were primarily comprised of equity interests of less than 20% in various privately held service companies. This method is used when we own less than a 20% equity interest and do not exercise significant influence over the operating and financial policies of the investee. The total cost basis of these investments, which we evaluate for impairment, as of December 31, 2006 and 2005 was $47.2 million and $38.3 million, respectively and are included in other assets on our balance sheet.

        In prior years, we held a non-voting, non-participating preferred stock interest in Seneca Investments LLC (“Seneca”). Seneca was initially formed in 2001 from our contribution of Communicade, our subsidiary that conducted e-services industry investment activities. All of Communicade’s investments at that time were comprised of minority interests in e-services industry businesses. Upon Seneca’s formation, the transaction was accounted for in accordance with SFAS 140, Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities, and resulted in no gain or loss being recognized by us on Seneca’s formation. The preferred stock was non-voting and was entitled to dividends at a rate of 8.5%, compounded semi-annually and was redeemable on the 10th anniversary of issuance or earlier upon the occurrence of certain extraordinary events. No cash dividends were paid by Seneca or accrued by us subsequent to Seneca’s formation.

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

        On Seneca’s formation and for all subsequent periods, the fair value of our investment in Seneca exceeded its carrying value. Because our preferred stock did not have a conversion feature, we considered it similar to a debt instrument where it is not probable that the contractual interest payments may be collected as scheduled in the loan agreement. Accordingly, we applied the cost-recovery method, in accordance with the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan – an Amendment of FASB Statement No. 5, and SFAS 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures – an

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amendment of FASB Statement No. 114, and we did not accrue any dividend income. Under the cost-recovery method, investment income cannot be recorded until it is probable of realization. Consequently, we did not record any investment income related to unpaid dividends and in connection with the purchases of Organic, Inc. and AGENCY.com from Seneca, we applied the redemption of our preferred stock against our remaining carrying value of our investment such that at December 31, 2003, our remaining carrying value was reduced to zero.

        In March 2004, we exchanged our remaining shares of preferred stock in Seneca for a $24.0 million senior secured note due in 2007 that bears interest at a rate of 6.25% and 40% of Seneca’s outstanding common stock which we are accounting for under the equity method. The senior secured note was recorded in our other assets. The restructuring was proposed by the common stockholders of Seneca because the expected value of the assets that remained in Seneca in early 2004 was insufficient to fund the preferred dividends that had accrued to that date and were expected to accrue prior to potential realization events in the future. The restructuring re-aligned the incentives of the common shareholders with ours because it provided them with additional incentives to maximize the value of the Seneca assets and to monetize the assets on an accelerated basis. The exchange was accounted for at fair value in accordance with APB No. 29: Accounting for Non-Monetary Transactions and Emerging Issues Task Force (“EITF”) Issue 98-3: Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business and we recorded a net pre-tax gain of $24.0 million. The $24.0 million pre-tax gain, which was included in our 2004 operating income, was partially offset by losses of $10.9 million from other investment activity unrelated to Seneca.

        We received distributions from Seneca during 2005 and the first quarter of 2006, which when applied against the senior secured note reduced the balance to zero.

7. Employee Stock Plans

        Our equity incentive compensation plan was adopted in 2002 and was amended in 2003 (“Equity Incentive Plan”) and reserved 9.2 million shares of our common stock for options and other awards, of which 3.3 million were for restricted stock awards. The Equity Incentive Plan also permits an additional 797,147 shares that were issued as restricted stock awards and 577,649 option grants that were made prior to amendment of the Equity Incentive Plan in 2003. Pursuant to the Equity Incentive Plan, the exercise price of options awarded may not be less than 100% of the market price of the stock at the date of grant and the option term cannot be longer than seven years from the date of grant. The terms of each option and the times at which each option will be exercisable will be determined by the Compensation Committee of the Board of Directors. It is anticipated that the full vesting period for options will generally be three years. Generally our option grants become exercisable 30% on each of the first two anniversary dates of the grant date with the final 40% becoming exercisable three years from the grant date.

        Our prior incentive compensation plan was adopted in 1998 (“1998 Plan”) and was amended in 2000. As a result of the adoption of the Equity Incentive Plan in 2002, no new awards may be granted under the 1998 Plan. However, shares relating to awards that are forfeited or cancelled may be reissued under the Equity Incentive Plan.

        Under the terms of our long-term shareholder value plan (“LTSV Plan”), common shares were reserved for option awards to key employees of the Company at an exercise price that is no less than 100% of the market price of the stock at the date of the grant. The options become exercisable after the sixth anniversary of the date of grant. The options can become exercisable prior to this anniversary date in increments of one-third if the market value of our common stock increases compared to the market price on the date of grant by at least 50%, 75% and 100%, respectively. As a result of the adoption of the Equity Incentive Plan in 2002, no new awards may be granted under the LTSV Plan. Awards that are forfeited or cancelled may be reissued under the Equity Incentive Plan.

        The plans described above do not permit the holder of an award to elect cash settlement under any circumstances.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options:

        Options included under all incentive compensation plans, all of which were approved by our shareholders, for the past three years are:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Shares under option, beginning
of year	15,702,835	$74.05	17,304,047	$73.05	18,677,095	$70.62
Options granted under:
1998 Plan	—	—	—	—	—	—
LTSV Plan	—	—	—	—	—	—
Equity Incentive Plan	50,000	88.79	20,000	80.50	50,000	77.37
Options exercised	(3,799,863)	71.64	(1,452,939)	62.33	(1,376,837)	40.52
Options forfeited	(12,167)	76.45	(168,273)	72.90	(46,211)	67.41

Shares under option, end of year	11,940,805	$74.88	15,702,835	$74.05	17,304,047	$73.05

Options exercisable at year-end	7,930,489		11,294,439		11,822,997

        The following table summarizes the information above about options outstanding and options exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices (in dollars)	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$24.28	250,000	1 year	$24.28	250,000	$24.28
39.75 to 42.69	335,000	1-2 years	42.03	335,000	42.03
65.50 to 91.22	1,955,000	2-3 years	82.07	1,955,000	82.07
47.74 to 81.38	1,016,000	3-4 years	77.97	1,016,000	77.97
62.35 to 87.16	7,017,553	4-5 years	72.45	3,071,237	76.96
80.50 to 93.55	1,317,252	5-6 years	92.15	1,303,252	92.28
85.91 to 90.72	50,000	6-7 years	88.79	—	—

	11,940,805			7,930,489

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The weighted average fair value, calculated on the basis summarized below, of each option granted was $16.11, $16.87 and $20.65 for 2006, 2005 and 2004, respectively. The fair value of each option grant has been determined as of the date of grant using the Black-Scholes option valuation model and with the following assumptions (without adjusting for the risk of forfeiture and lack of liquidity):

	2006	2005	2004
Expected option lives	3.5 years	3.5 years	3.5 years
Risk free interest rate	4.9% – 5.1%	3.8%	2.2% – 3.4%
Expected volatility	16.4% – 16.7%	24.1%	33.4% – 36.2%
Dividend yield	1.1%	1.1%	1.1% – 1.2%

Restricted Shares:

        Changes in outstanding shares of restricted stock for the three years ended December 31, 2006 were as follows:

	2006	2005	2004
Restricted shares at beginning of year	2,178,335	2,412,413	2,369,348
Number granted	725,353	723,557	1,078,230
Number vested	(703,965)	(846,138)	(900,454)
Number forfeited	(118,364)	(111,497)	(134,711)

Restricted shares at end of year	2,081,359	2,178,335	2,412,413

        All restricted shares were sold at a price per share equal to their par value. The difference between par value and market value on the date of the grant is charged to shareholders’ equity and then amortized to expense over the restriction period. The restricted shares typically vest in 20% annual increments provided the employee remains in our employ. The weighted average grant date fair value of restricted shares was $80.60 at the end of 2006, $74.30 at the end of 2005 and $71.54 at the end of 2004.

        Restricted shares may not be sold, transferred, pledged or otherwise encumbered until the forfeiture restrictions lapse. Under most circumstances, the employee must resell the shares to us at par value if the employee ceases employment prior to the end of the restriction period.

ESPP:

        We have an employee stock purchase plan (“ESPP”) that enables employees to purchase our common stock through payroll deductions over each plan quarter at 85% of the market price on the last trading day of the plan quarter. Purchases are limited to 10% of eligible compensation as defined by the Employee Retirement Income Security Act of 1974 (“ERISA”). During 2006, 2005 and 2004, employees purchased 275,852 shares, 285,426 shares and 288,181 shares, respectively, all of which were treasury shares, for which $21.1 million, $20.4 million and $19.0 million, respectively, was paid to us. At December 31, 2006, 787,946 shares remain reserved for the ESPP.

        Total pre-tax stock-based employee compensation cost for the years ended December 31, 2006, 2005 and 2004, was $71.1million, $87.0 million and $117.2 million, respectively. Total unamortized stock-based compensation at December 31, 2006 was $139.3 million which will be expensed over the remaining vesting periods of the shares over the next four and one-half years.

SFAS 123R:

        On January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) which requires, among other things, that we record stock-based compensation expense net of an estimate for awards that are expected to be forfeited. For all unvested awards outstanding at January 1, 2006, we recorded an adjustment to reflect the cumulative effect of this change in accounting principle. The adjustment in the first quarter of 2006 resulted in an increase in our operating profit and net income of $3.6 million and $2.0 million, respectively. Because this adjustment did not have a material effect on our results of operations and financial condition, we did not present this adjustment on an after-tax basis as a cumulative effect of accounting change in our income statement.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes

        We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Our subsidiaries also file tax returns in various foreign jurisdictions. The principal foreign jurisdictions include the United Kingdom, France and Germany. Income before income taxes and the provision for taxes on income consisted of the amounts shown below:

	Years Ended December 31, (Dollars in millions)
	2006	2005	2004
Income before income taxes:
Domestic	$ 684.0	$ 665.5	$ 646.7
International	707.9	615.1	532.1

Total	$1,391.9	$1,280.6	$ 1,178.8

Provision for taxes on income:
Current:
Federal	$ 171.4	$ 133.5	$ 161.0
State and local	15.9	10.5	11.8
International	189.8	186.7	160.2

Total Current	377.1	330.7	333.0

Deferred:
Federal	62.4	82.0	72.4
State and local	3.9	1.8	1.6
International	23.5	20.8	(10.7)

Total Deferred	89.8	104.6	63.3

Total	$ 466.9	$ 435.3	$ 396.3

        Our effective income tax rate varied from the statutory federal income tax rate as a result of the following factors:

	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local taxes on income,
net of federal income tax benefit	0.9	0.6	0.7
International subsidiaries’ tax rate differentials	(2.3)	(0.7)	(2.6)
Other	(0.1)	(0.9)	0.5

Effective rate	33.5%	34.0%	33.6%

        Included in income tax expense is $1.6 million, $(1.8) million and $3.4 million of interest and penalties related to tax positions taken on our tax returns for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was $5.6 million and $4.9 million, respectively.

        Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of our assets and liabilities. Deferred tax assets result principally from recording certain expenses in the financial statements which are not currently deductible for tax purposes, including employee stock-based compensation expense and from differences between the tax and book basis of assets and liabilities recorded in connection with acquisitions, as well as tax loss and credit carryforwards. Deferred tax liabilities result principally from expenses arising from financial instruments which are currently deductible for tax purposes but have not been expensed in the financial statements, and basis differences arising from tangible and deductible intangible assets, as well as investments and capital transactions.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Deferred tax assets and liabilities as of December 31, 2006 and 2005 consisted of the amounts shown below (dollars in millions):

	2006	2005
Deferred tax assets:
Compensation and severance	$ 333.8	$ 297.5
Tax loss and credit carryforwards	172.2	135.4
Basis differences arising from acquisitions	65.9	84.3
Basis differences from short-term assets and liabilities	31.5	31.2
Basis differences arising from investments	14.6	—
Other	4.6	(0.7)

Total deferred tax assets	622.6	547.7
Valuation allowance	(72.2)	(105.3)

Total deferred tax assets net of valuation allowance	$ 550.4	$ 442.4

Deferred tax liabilities:
Financial instruments	$ 281.0	$ 262.5
Basis differences arising from tangible and deductible
intangible assets	156.7	118.1
Basis differences arising from investments and
capital transactions	—	61.4

Total deferred tax liabilities	$ 437.7	$ 442.0

        Net current deferred tax assets as of December 31, 2006 and 2005 were $141.9 million and $133.3 million, respectively, and were included in prepaid expenses and other current assets. At December 31, 2006, we had non-current deferred tax assets of $408.5 million and long-term deferred tax liabilities of $437.7 million. At December 31, 2005, we had non-current deferred tax assets of $309.1 million and long-term deferred tax liabilities of $442.0 million. We have concluded that it is more likely than not that we will be able to realize our net deferred tax assets in future periods.

        In 2006, we reduced our valuation allowance by $33.1 million principally relating to prior tax loss carryforwards at entities that were previously acquired. As a result of tax elections made in 2006, we concluded that the valuation allowance was no longer required. Because the valuation allowance was established with respect to entities with tax loss carryforwards that were previously acquired, the reduction in 2006 was allocated to reduce goodwill. Accordingly, the change in our valuation allowance did not impact our effective tax rate for the year ended December 31, 2006.

        Our tax loss and credit carryforwards are available to us for in excess of 15 years from December 31, 2006. Upon recognition of the tax benefits of certain of these tax loss carryforwards in the future, approximately $10 million of our valuation allowance at December 31, 2006 would be allocated to reduce goodwill.

        We have not provided U.S. deferred income taxes on cumulative earnings of non-U.S. affiliates that have been reinvested indefinitely. A provision has been made for income and withholding taxes on the earnings of international subsidiaries and affiliates that will be distributed.

        The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted on October 22, 2004, created a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside the United States by providing an 85% dividends received deduction on certain foreign earnings repatriated prior to December 31, 2005. The deduction results in a 5.25% federal tax rate on the identified extraordinary dividend (as defined in the Jobs Act). As required by the Jobs Act, our CEO and Board of Directors approved a domestic reinvestment plan to repatriate $47.9 million in foreign earnings in 2005, and we repatriated this amount. We

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recorded tax expense in 2005 of $2.7 million related to this $47.9 million extraordinary dividend under the Jobs Act. The additional tax expense consists of federal taxes of $2.5 million, and state taxes, net of federal benefits, of $0.2 million.

        In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), that clarifies the accounting and recognition for income tax positions taken or expected to be taken in our tax returns. We will adopt FIN 48 on January 1, 2007, and will record the cumulative effect of a change in accounting principle by recording a decrease in the liability for unrecognized tax benefits of $1.3 million, that will be accounted for as a credit to opening retained earnings.

9. Employee Retirement Plans

Defined Contribution Plans

        Our domestic and international subsidiaries primarily provide retirement benefits for their employees through defined contribution plans. Company contributions to the plans, which are determined by the boards of directors of the subsidiaries, vary by subsidiary and have generally been in amounts up to the maximum percentage of total eligible compensation of participating employees that is deductible for income tax purposes. Expenses related to the Company’s contributions to these plans were $87.3 million in 2006, $85.6 million in 2005 and $82.6 million in 2004.

Defined Benefit Plans — Overview

        Certain of our subsidiaries sponsor noncontributory defined benefit pension plans, including two pension plans related to our U.S. businesses and 29 plans related to our non-U.S. businesses. These plans provide benefits to employees based on formulas recognizing length of service and earnings. The U.S. pension plans, which cover approximately 1,700 participants, have been closed to new participants. The non-U.S. pension plans, which cover approximately 5,500 participants, are not covered by ERISA. We account for our defined benefit pension plans in accordance with SFAS No. 87, Employers’ Accounting for Pensions (“SFAS 87”).

        In December 2006, we adopted a Senior Executive Restrictive Covenant and Retention Plan (the “Retention Plan”) for certain executive officers of Omnicom selected to participate by the Compensation Committee (“the Committee”) of the Board of Directors. The Retention Plan was adopted to secure non-competition, non-solicitation, non-disparagement and ongoing consulting services from such executive officers, and to strengthen the retention aspect of executive officer compensation. The Retention Plan provides for annual payments to its participants upon termination following at least seven years of service with Omnicom or its subsidiaries. A participant’s annual benefit is payable for the 15 consecutive calendar years following termination, and is equal to the lesser of (i) the participant’s final average pay times an applicable percentage, which is based upon the executive’s years of service as an executive officer, not to exceed 35% and (ii) $1.25 million. The Retention Plan is accounted for in accordance with SFAS 87.

Postemployment Arrangements — Overview

        We have executive retirement agreements under which benefits will be paid to participants or to their beneficiaries over periods up to 10 years beginning after cessation of full-time employment. We have applied SFAS No. 112, Employers’Accounting for Postemployment Benefits, an amendment of FASB Statements No. 5 and 43 (“SFAS 112”) and the recognition and measurement provisions of SFAS 87 to these agreements.

        In addition, certain of our subsidiaries have individual deferred compensation arrangements with certain executives that provide for payments over varying terms upon retirement, cessation of employment or death. The cost related to these arrangements is accrued during the employee’s service period.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Adoption of SFAS No. 158

        In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158, which became effective December 31, 2006, requires plan sponsors to recognize on their balance sheet the funded status of their defined benefit and postemployment plans. The funded status is measured by comparing the projected benefit obligation (the “benefit obligation”) of each individual plan to the fair value of assets of each individual plan at the year-end balance sheet date. Additionally, actuarial gains and losses and prior service costs that, in accordance with SFAS No. 87, were not previously recognized on the balance sheet, will be recognized upon adoption with the offset recorded in accumulated other comprehensive income, net of tax effects. Accordingly, SFAS 158 did not and will not change the amounts recognized in our consolidated statement of income as net periodic benefit cost.

        On December 31, 2006, we adopted SFAS 158 and recognized the funded status of our defined benefit plans and postemployment arrangements in our December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income of $51.4 million, $31.0 million net of tax. The adoption of SFAS 158 did not have any effect on our consolidated results of operations for the year ended December 31, 2006.

        As presented below, the adjustment of $51.4 million, $31.0 million net of tax, represents the net unrecognized actuarial gains and losses, and unrecognized prior service cost that were, in accordance with SFAS 87, previously netted against the plan’s funded status in our balance sheet. Also, in accordance with SFAS 87, these amounts will continue to be recognized as part of our net periodic benefit cost. Such amounts are amortized over the expected average future service of active employees. Actuarial gains and losses that arise in subsequent periods will be recognized as a component of other comprehensive income prior to being amortized as part of our net periodic benefit cost.

        The incremental effect of adopting SFAS 158 in our consolidated balance sheets at December 31, 2006 was (dollars in millions):

	Before Adoption of SFAS 158	SFAS 158 Adjustment	After Adoption of SFAS 158, As Reported
Assets:
Other assets	$ 267.4	$ (7.3)	$ 260.1
Deferred tax benefits	388.1	20.4	408.5
Total assets	18,151.3	13.1	18,164.4

Liabilities:
Deferred compensation and other liabilities	261.7	44.1	305.8

Shareholders’ equity:
Accumulated other comprehensive income	298.9	(31.0)	267.9
Total shareholders’ equity	3,902.3	(31.0)	3,871.3

        Included in accumulated other comprehensive income at December 31, 2006, are unrecognized actuarial gains and losses, and unrecognized prior service cost of $51.4 million, $31.0 million net of tax, that has not yet been recognized in the net periodic benefit cost. The unrecognized actuarial gains and losses and unrecognized prior service cost included in accumulated other comprehensive income, and expected to be recognized in net periodic benefit cost during the fiscal year ended December 31, 2007, is $5.0 million.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Defined Benefit Plans

        The components of net periodic benefit cost for the three years ended December 31, 2006 are as follows (dollars in millions):

	2006	2005	2004
Service cost	$ 6.8	$ 5.5	$ 10.0
Interest cost	4.8	4.9	4.1
Expected return on plan assets	(4.8)	(5.6)	(4.9)
Amortization of prior service cost	0.1	—	—
Amortization of actuarial (gains) losses	1.4	2.4	1.2
Other	0.1	—	—

Total cost	$ 8.4	$ 7.2	$ 10.4

        The weighted average assumptions used to determine the net periodic benefit cost for our U.S. and non-U.S. defined benefit plans for the three years ended December 31, 2006 were:

	2006	2005	2004
Discount rate	4.67%	4.44%	4.41%
Compensation increases	3.17%	3.18%	3.22%
Expected return on assets	6.50%	6.67%	5.97%

        These assumptions represent the weighted average for the U.S. and non-U.S. defined benefit plans and are based on the economic environment of each applicable country. In determining the expected long-term rate of return on plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets.

        We amortize experience gains and losses and the effects of changes in actuarial assumptions over a period no longer than the expected average future service of active employees.

        Our funding policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in the applicable employee benefit and tax laws that the plans are subject to, plus such additional amounts as we may determine to be appropriate. In 2006, we contributed $9.5 million to our defined benefit plans. We do not expect our 2007 contributions to differ materially from 2006.

        The weighted average asset allocations at December 31, 2006 and 2005 were:

	2006		2005
	Target Allocation	Actual Allocation	Actual Allocation
U.S. equity securities	37%	38%	39%
Non-U.S. equity securities	21	22	33
Debt securities	26	25	20
Other	16	15	8

Total	100%	100%	100%

        Our investment policies and strategies for our defined benefit plans are to maximize returns subject to risk management policies.

        The estimated future benefit payments expected to be paid are as follows (dollars in millions):

2007	2008	2009	2010	2011	2012-2016
$7.5	$4.7	$5.4	$6.8	$6.1	$37.5

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        At December 31, 2006 and 2005, the benefit obligations, fair value of assets and the funded status of our defined benefit plans were (dollars in millions):

	2006	2005
Benefit Obligation
Benefit obligation at January 1	$ 106.7	$ 108.5
Service cost	6.8	5.5
Interest cost	4.8	4.9
Actuarial (gains) losses	(4.3)	0.7
Benefits paid	(11.3)	(7.0)
Plan adoption	29.7	—
Foreign currency exchange rates	3.2	(5.9)

Benefit obligation at December 31	$ 135.6	$ 106.7

Fair Value of Assets
Fair value of assets at January 1	$ 72.6	$ 69.9
Actual return on plan assets	7.1	6.5
Employer contributions	9.5	7.1
Benefits paid	(11.3)	(7.0)
Foreign currency exchange rates	1.6	(3.9)

Fair value of assets at December 31	$ 79.5	$ 72.6

Funded Status
Unfunded status at December 31	$(56.1)	$(34.1)

Unrecognized net actuarial gain		20.8
Unrecognized prior service cost		0.4

Net liability recognized		$(12.9)

        At December 31, 2006 and 2005, the amounts related to our defined benefit plans recognized in our consolidated balance sheets were (dollars in millions):

	2006	2005
Other assets	$ 6.5	$ 22.9
Intangible assets	—	0.2
Other current liabilities	(0.6)	—
Deferred compensation and other liabilities	(62.0)	(36.0)

Net liability	$(56.1)	$(12.9)

        At December 31, 2006 and 2005, our defined benefit plans with benefit obligations in excess of plan assets were (dollars in millions):

	2006	2005
Benefit obligation	$98.4	$69.1
Plan assets	35.8	31.1

Net liability	$62.6	$38.0

        We use a December 31 measurement date to determine the plan assets and benefit obligation for a majority of our defined benefit plans.

        The weighted average assumptions used to determine the benefit obligation for our U.S. and non-U.S. defined benefit plans at December 31, 2006 and 2005 were:

	2006	2005
Discount rate	4.77%	4.39%
Compensation increases	3.19%	3.26%

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Postemployment Arrangements

        The components of net periodic benefit cost, calculated by applying SFAS 112 and the recognition and measurement provisions of SFAS 87, for the three years ended December 31, 2006 are as follows (dollars in millions):

	2006	2005	2004
Service cost	$ 2.4	$ 2.2	$2.0
Interest cost	4.0	3.6	2.8
Expected return on plan assets	N/A	N/A	N/A
Amortization of prior service cost	0.4	0.3	0.3
Amortization of actuarial (gains) losses	0.8	0.4	0.4
Other	(0.1)	(0.5)	1.3

Total cost	$ 7.5	$ 6.0	$6.8

        The weighted average assumptions used to determine the net periodic benefit cost for our postemployment arrangements for the three years ended December 31, 2006 were:

	2006	2005	2004
Discount rate	5.50%	5.75%	6.25%
Compensation increases	3.50%	3.50%	3.50%
Expected return on assets	N/A	N/A	N/A

        We amortize experience gains and losses and effects of changes in actuarial assumptions over a period no longer than the expected average future service of active employees.

        The estimated future benefit payments expected to be paid are as follows (dollars in millions):

2007	2008	2009	2010	2011	2012-2016
$8.6	$8.2	$7.9	$6.9	$7.0	$29.9

        Our postemployment arrangements are unfunded and benefits are paid when due. The benefit obligation is recognized as a liability in our consolidated balance sheets. At December 31, 2006 and 2005, the benefit obligation for postemployment arrangements was (dollars in millions):

	2006	2005
Benefit Obligation
Benefit obligation at January 1	$ 69.6	$ 63.5
Service cost	2.4	2.2
Interest cost	4.0	3.6
Actuarial (gains) losses	7.9	6.9
Benefits paid	(7.3)	(6.6)

Benefit obligation at December 31	$ 76.6	$ 69.6

        At December 31, 2006 and 2005, the liability for postemployment arrangements was classified as follows (dollars in millions):

	2006	2005
Other current liabilities	$ 8.6	$ —
Deferred compensation and other liabilities	68.0	69.6

Benefit obligation at December 31	$76.6	$69.6

        The weighted average assumptions used to determine the benefit obligation for our postemployment arrangements at December 31, 2006 and 2005 were:

	2006	2005
Discount rate	5.75%	5.50%
Compensation increases	3.50%	3.50%

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingent Liabilities

Leases:

        We lease substantially all our office facilities and certain of our equipment under operating leases that expire at various dates. Certain leases provide us with the option to renew for additional periods. Where leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. Leasehold improvements made at inception or during the lease term are amortized over the shorter of the asset life or the lease term, which may include renewal periods where the renewal is reasonably assured, as defined in SFAS No. 13, Accounting for Leases, as amended by SFAS No. 98, and is included in the determination of straight-line rent expense. Certain leases require the payment of real estate taxes or other occupancy costs, which may be subject to escalation. Rent expense for the years ended December 31, 2006, 2005 and 2004 was:

	(Dollars in millions)
	2006	2005	2004
Office rent	$ 374.2	$ 376.1	$ 371.6
Third party sublease	(22.3)	(23.5)	(26.3)

Total office rent	351.9	352.6	345.3
Equipment rent	113.8	120.1	137.6

Total rent	$ 465.7	$ 472.7	$ 482.9

        Future minimum office and equipment base rents under terms of non-cancelable operating leases, reduced by rents to be received from existing non-cancelable subleases, are as follows:

	(Dollars in millions)
	Gross Rent	Sublease Rent	Net Rent
2007	$426.3	$13.4	$412.9
2008	357.4	9.9	347.5
2009	288.7	8.2	280.5
2010	243.7	6.2	237.5
2011	189.4	3.2	186.2
Thereafter	716.7	8.3	708.4

Legal Proceedings:

        Beginning on June 13, 2002, several putative class actions were filed against us and certain senior executives in the United States District Court for the Southern District of New York. The actions have since been consolidated under the caption In re Omnicom Group Inc. Securities Litigation, No. 02-CV-4483 (RCC), on behalf of a proposed class of purchasers of our common stock between February 20, 2001 and June 11, 2002. The consolidated complaint alleges, among other things, that our public filings and other public statements during that period contained false and misleading statements or omitted to state material information relating to (1) our calculation of the organic growth component of period-to-period revenue growth, (2) our valuation of and accounting for certain internet investments made by our Communicade Group (“Communicade”), which we contributed to Seneca Investments LLC (“Seneca”) in 2001, and (3) the existence and amount of certain contingent future obligations in respect of acquisitions. The complaint seeks an unspecified amount of compensatory damages plus costs and attorneys’ fees. Defendants moved to dismiss the complaint and on March 28, 2005, the court dismissed portions (1) and (3) of the complaint detailed above. The court’s decision denying the defendants’ motion to dismiss the remainder of the complaint did not address the ultimate merits of the case, but only the sufficiency of the pleading. Defendants have answered the complaint, and discovery is currently expected to conclude in the first half of 2007. Plaintiffs have moved to have the proposed class certified and the defendants have opposed that motion, which is now fully briefed.

        In addition, on June 28, 2002, a derivative action was filed on behalf of Omnicom in New York state court. On February 18, 2005, a second shareholder derivative action, again purportedly brought on behalf of the Company, was filed in New York state court. The derivative actions have been consolidated before one New

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

York State Justice and the plaintiffs have filed an amended consolidated complaint. The consolidated derivative complaint questions the business judgment of certain current and former directors of Omnicom, by challenging, among other things, the valuation of and accounting for the internet investments made by Communicade and the contribution of those investments to Seneca. The consolidated complaint alleges that the defendants breached their fiduciary duties of good faith. The lawsuit seeks from the directors the amount of profits received from selling Omnicom stock and other unspecified damages to be paid to the Company, as well as costs and attorneys’ fees. The defendants moved to dismiss the derivative complaint on the procedural ground that plaintiffs had failed to make a demand on the board. On June 27, 2006, the trial court entered a decision denying the motion to dismiss. The decision did not address the merits of the allegations, but rather accepted the allegations as true for the purposes of the motion (as the Court was required to do) and excused plaintiffs from making a demand on the board. The defendants filed an appeal of the Court’s decision on the motion to dismiss. The appeal has been fully briefed and oral argument before the Appellate Division, First Department occurred on February 9, 2007. Additionally, the defendants moved for a stay of the proceedings in this litigation pending a decision being issued by the Appellate Division. The trial court granted the motion staying the matter until February 28, 2007. The parties have jointly requested the trial court extend the stay to March 30, 2007 since the Appellate Division has not yet issued a decision.

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

11. Fair Value of Financial Instruments

        The following table presents the carrying amounts and fair values of our financial instruments at December 31, 2006 and 2005 (dollars in millions). Amounts in parentheses represent liabilities.

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$ 1,739.5	$ 1,739.5	$ 835.8	$ 835.8
Short-term investments	189.3	189.3	374.1	374.1
Other investments	47.2	47.2	38.3	38.3
Long-term debt and convertible notes	(3,055.8)	(3,138.2)	(2,358.6)	(2,320.4)
Financial commitments:
Cross-currency interest rate swaps	(29.3)	(29.3)	(0.7)	(0.7)
Forward foreign exchange contracts	(0.2)	(0.2)	(0.4)	(0.4)
Guarantees	—	(1.4)	—	(0.2)
Letters of credit	—	—	—	—

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Short-term investments:

        Short-term investments consist primarily of investments made with our excess cash which we expect to convert into cash in our current operating cycle, generally within one year. They are carried at quoted market prices which approximates cost.

Other investments:

        Other investments are carried at cost, which approximates fair value. See Note 6 for additional information about these investments.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-term debt and convertible notes:

        A portion of our long-term debt includes floating rate debt, the carrying value of which approximates fair value. Our long-term debt includes convertible notes and fixed rate debt. The fair value of these instruments was determined by reference to quoted market prices.

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

Accelerated share repurchase:

        On March 31, 2006, we entered into an agreement to purchase 5.5 million shares of our outstanding common stock for $458.7 million. We repurchased the shares under an accelerated share repurchase (“ASR”) program with a financial institution at $83.41 per share with an initial settlement date of April 3, 2006. The purchase was funded using a portion of the proceeds from our Senior Notes offering, as discussed above. During the second quarter of 2006, the financial institution purchased the 5.5 million shares of our common stock in the open market and we paid a settlement amount of $45.1 million, referred to as the purchase price adjustment, based upon the difference between the actual cost of the shares purchased by the financial institution of $91.61 per share and the initial purchase price of $83.41 per share.

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

        Our derivative activities are confined to risk management activities related to our international operations. We enter into short-term forward foreign exchange contracts which mitigate the foreign exchange risk of our intercompany cash movements between subsidiaries operating in different currency markets from that of our treasury centers from which they borrow or invest. In the limited number of instances where operating expenses and revenues are not denominated in the same currency, amounts are promptly settled in the foreign currency market with forward contracts. Changes in market value of the forward contracts are included in the income statement and are offset by the corresponding change in value of the underlying asset or liability being hedged. The terms of these contracts are generally 90 days or less. At December 31, 2006 and 2005, the aggregate amount of intercompany receivables and payables subject to this hedge program was $47.9 million and $50.4 million, respectively. The table below summarizes by major currency the notional principal amounts of the Company’s forward foreign exchange contracts outstanding at December 31, 2006 and 2005. The “buy” amounts represent the U.S. Dollar equivalent of commitments to purchase the respective currency, and the “sell” amounts represent the U.S. Dollar equivalent of commitments to sell the respective currency. See Note 11 for a discussion of the value of these instruments.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	(Dollars in millions) Notional Principal Amount
	2006		2005
	Company Buys	Company Sells	Company Buys	Company Sells
U.S. Dollar	$ —	$ 7.0	$ 3.2	$10.0
British Pound	8.8	7.5	13.2	7.8
Euro	11.3	3.7	8.6	0.2
Japanese Yen	2.1	0.7	—	0.2
Other	1.8	5.0	—	7.2

Total	$24.0	$23.9	$25.0	$25.4

        We manage the foreign exchange fluctuations that may be caused by our intercompany cash movements, by entering into short-term forward foreign exchange contracts which mitigate the foreign exchange risk of the U.S. Dollar commercial paper issued by our London treasury center, whose functional currency is the British Pound. At December 31, 2006, we had no forward contracts outstanding relating to this activity as there was no commercial paper outstanding.

        At December 31, 2006, we had Japanese Yen 22.0 billion aggregate notional principal amount of cross-currency interest rate swaps that mature in 2013 and we had €230.0 million (Euro) aggregate notional principal amount cross-currency interest rate swaps that mature in 2010. These swaps effectively hedge our net investment in certain Yen-denominated and Euro-denominated assets.

        We have established a centralized reporting system to evaluate the effects of changes in interest rates, currency exchange rates and other relevant market risks. We periodically determine the potential loss from market risk by performing a value-at-risk computation. Value-at-risk analysis is a statistical model that utilizes historic currency exchange and interest rate data to measure the potential impact on future earnings of our existing portfolio of derivative financial instruments. The value-at-risk analysis we performed on our December 31, 2006 portfolio of derivative financial instruments indicated that the risk of loss was immaterial. Counterparty risk arises from the inability of a counterparty to meet its obligations. To mitigate counterparty risk, we entered into derivative contracts with major well-known banks and financial institutions that have credit ratings at least equal to our credit rating. This system is designed to enable us to initiate remedial action, if appropriate.

        The foreign currency and swap contracts existing during the years ended December 31, 2006 and 2005 were entered into for the purpose of seeking to mitigate the risk of certain specific adverse currency risks. As a result of these financial instruments, we reduced financial risk in exchange for foregoing any gain (reward) that might have occurred if the markets moved favorably. In using these contracts, management exchanged the risks of the financial markets for counterparty risk. To minimize counterparty risk, we only enter into these contracts with major well-known banks and financial institutions that have credit ratings equal to or better than our credit rating.

13. New Accounting Pronouncements

        The following pronouncements were either issued by the FASB or adopted by us in 2004, 2005 and 2006, and impacted our financial statements as discussed below:

•	SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB No. 123 (“SFAS 148”) and as subsequently revised by SFAS No. 123 (Revised 2004) — Share Based Payment (“SFAS 123R”),
•	SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”),
•	SFAS No. 157, Fair Value Measurements (“SFAS 157”), and

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”).

        In accordance with SFAS No. 123, as amended by SFAS No. 148, we elected, effective January 1, 2004, to account for stock-based employee compensation using the fair value method. As a result, the fair value of stock-based employee compensation, including unvested employee stock options issued and outstanding, were recorded as an expense in the current year utilizing the retroactive restatement method as set forth in SFAS 148. Accordingly, our results for the prior years have been restated as if we had used the fair value method to account for stock-based employee compensation. Pre-tax stock-based employee compensation expense for the years ended December 31, 2006, 2005 and 2004 was $71.1 million, $87.0 million and $117.2 million, respectively. Also in connection with the restatement, our December 31, 2003 balance sheet reflects an increase in deferred tax benefits of $120.5 million, an increase in additional paid-in capital of $434.7 million, an increase in unamortized stock-based compensation of $92.6 million and a decrease in retained earnings of $221.6 million.

        On January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) that requires, among other things, that we record stock-based compensation expense net of an estimate for awards that are expected to be forfeited. For all unvested awards outstanding at January 1, 2006, we recorded an adjustment to reflect the cumulative effect of this change in accounting principle. The adjustment in the first quarter of 2006 resulted in an increase in our operating profit and net income of $3.6 million and $2.0 million, respectively. Because this adjustment did not have a material effect on our results of operations and financial condition, we did not present this adjustment on an after-tax basis as a cumulative effect of accounting change in our income statement.

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

        Finally, SFAS 123R requires that the benefits associated with the tax deductions in excess of recognized stock-based employee compensation expense be reported as a financing cash flow, rather than as an operating cash flow, as previously required. For the year ended December 31, 2006, net cash provided by operating activities was reduced by $26.6 million which was recorded as an increase in cash provided by financing activities.

        SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our consolidated results of operations or financial condition.

        In September 2006, the FASB released SFAS No. 157 Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosure about fair

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value measurement. In February 2007, the FASB released SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We will adopt SFAS 157 and SFAS 159 in the first quarter of 2008 and have begun the process of evaluating the expected impact of SFAS 157 and SFAS 159 on our consolidated financial statements. However, we are not yet in a position to assess the full impact and related disclosure.

        SFAS 158 was adopted as of December 31, 2006 and is discussed in Note 9 to our consolidated financial statements.

        The FASB issued two staff proposals on accounting for income taxes to address recent changes enacted by the United States Congress. Staff Position FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004 (the “Jobs Act”) (“FSP No. 109-1”), and Staff Position FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004 (“FSP No. 109-2”). We believe that FSP 109-1 does not apply to our business. In the fourth quarter of 2005, we repatriated $47.9 million of foreign earnings utilizing the 85% dividend received deduction provided by the Jobs Act and in accordance with FSP 109-2, we recorded a $2.7 million domestic tax liability, which is included in our 2005 full year effective tax rate of 34.0%.

        The FASB Interpretation (“FIN”) 46, Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51 (“FIN 46”) addresses the consolidation by business enterprises of variable interest entities, as defined in FIN 46, and is based on the concept that companies that control another entity through interests, other than voting interests, should consolidate the controlled entity. The consolidation requirements apply immediately to FIN 46 interests held in variable interest entities created after January 31, 2003 and to interests held in variable interest entities that existed prior to February 1, 2003 and remain in existence as of July 1, 2003. The FASB subsequently issued FIN 46R in December 2003, which modified certain provisions of FIN 46. The effective date of FIN 46R applies to the first reporting period after March 15, 2004. The application of FIN 46 as originally issued and as revised by the issuance of FIN 46R did not have an impact on, or result in additional disclosure in, our consolidated results of operations or financial condition.

        The FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. We adopted FIN 47 during the fourth quarter of 2005. The adoption did not have a material impact on our consolidated results of operations or financial condition.

        In July 2006, the FASB released FIN 48 which is discussed in Note 8 to our consolidated financial statements.

        The FASB issued several FASB Staff Positions (“FSP”) during 2005 and 2006, covering several topics that impact our financial statements. These topics include:

•	other-than-temporary impairment of certain investments (“FSP FAS 115-1” and “FSP FAS 124-1”),
•	the classification of freestanding instruments (“FSP FAS 123(R)-1”),
•	the clarification and definition of grant date (“FSP FAS 123(R)-2”),
•	the transition election related to the tax effects of share-based awards (“FSP FAS 123(R)-3”),
•	the classification of options with cash settlement features (“FSP FAS 123(R)-4”),
•	changes or projected changes in the timing of cash flows related to income taxes generated by leverage lease transactions (“FSP FAS 13-2”),

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	the clarification of current requirements for fair value measurement (“FSP FAS 141-b”, “FSP FAS 142-e” and “FSP FAS 144-b”),
•	guidance in implementing variable accounting in a lease transaction (“FSP FIN 46(R)-4” and “FSP FIN 46(R)-5”),
•	guidance in determining the variability to be considered in applying FASB 46R (“FSP FIN 46(R)-6”),
•	accounting for freestanding financial instruments issued as employee compensation (“FSP EITF 00-19-1”),
•	accounting for registration payment arrangements (“FSP EITF 00-19-2”),
•	accounting for other-than-temporary impairment on certain investments (“FSP EITF Issue 03-1-1”),
•	determining if instruments granted in share-based payment transactions are participating securities (“FSP EITF 03-6-a”), and
•	accounting for other comprehensive income of an investee (“FSP APB 18-1”).

        The application of these FSPs did not have a material impact on our consolidated result of operations or financial condition.

        The Emerging Issues Task Force (“EITF”) of the FASB released interpretive guidance in 2004, 2005 and 2006 covering several topics that impact our financial statements. These topics include:

•	revenue arrangements with multiple deliverables (“EITF 00-21”),
•	application of equity method accounting to investments other than common stock (“EITF 02-14”),
•	vendor rebates (“EITF 02-16”),
•	customer relationship intangible assets acquired (“EITF 02-17”),
•	other-than-temporary impairment related to certain investments (“EITF 03-1”),
•	participating securities and the two-class method (“EITF 03-6”),
•	reporting impairment or disposal of long-lived assets (“EITF 03-13”),
•	accounting for investments in limited liability companies (“EITF 03-16”),
•	accounting for pre-existing relationships with a business combination (“EITF 04-1”),
•	the effect of contingently convertible debt on diluted earnings per share (“EITF 04-8”),
•	aggregation of operating segments (“EITF 04-10”),
•	accounting for certain derivative instruments (“EITF 05-2”),
•	determining amortization periods for leasehold improvement (“EITF 05-6”),
•	accounting for modifications to conversion options embedded in debt instruments (“EITF 05-7”),
•	income tax consequences of issuing convertible debt with beneficial conversion features (“EITF 05-8”),
•	accounting for sabbatical leave and similar benefits (“EITF 06-2”),
•	accounting for taxes collected from customers and remitted (“EITF 06-3”), and
•	accounting for a modification (or exchange) of convertible debt instruments (“EITF 06-06”).

        The application of these guidance topics did not have a material impact on our consolidated results of operations or financial condition.

        Additionally, in 2006, the SEC Staff issued SAB 108 which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. The application of SAB 108 did not have a material impact on our consolidated results of operations or financial condition.

OMNICOM GROUP INC. AND SUBSIDIARIES
Quarterly Results of Operations (Unaudited)

        The following table sets forth a summary of the Company’s unaudited quarterly results of operations for the years ended December 31, 2006 and 2005, in millions of dollars, except for per share amounts.

	Quarter
	First	Second	Third	Fourth
Revenue
2006	$ 2,562.9	$ 2,823.4	$ 2,774.3	$ 3,216.2
2005	2,403.0	2,615.8	2,522.9	2,939.4

Operating Profit
2006	284.4	417.4	307.4	474.2
2005	257.3	382.0	274.5	426.1

Income After Income Taxes
2006	178.4	260.2	187.8	298.7
2005	159.1	243.4	171.3	271.7

Net Income
2006	165.7	244.1	177.1	277.2
2005	150.5	225.8	161.7	252.6

Net Income Per Share — Basic
2006	0.94	1.43	1.05	1.64
2005	0.82	1.24	0.90	1.42

Net Income Per Share — Diluted
2006	0.93	1.42	1.04	1.62
2005	0.82	1.24	0.90	1.41

Schedule II

OMNICOM GROUP INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 31, 2006

(Dollars in millions)

Column A	Column B	Column C	Column D	Column D	Column E

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectible Receivables (1)	Translation Adjustments (Increase) Decrease	Balance at End of Period

Valuation accounts deducted from
assets to which they apply —
Allowance for doubtful accounts:
December 31, 2006	$53.9	$10.7	$16.6	$(2.5)	$50.5
December 31, 2005	67.8	10.0	19.7	4.2	53.9
December 31, 2004	69.7	19.3	24.0	(2.8)	67.8

(1)	Net of acquisition date balances in allowance for doubtful accounts of companies acquired of $0.1 million, $0.7 million and $0.1 million in 2006, 2005 and 2004, respectively.

S-1