Form 10-Q
period 2007-03-31
OMNICOM GROUP INC
filed 2007-04-27
CIK 29989

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2007

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

YES |_|    NO |X|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $0.15 par value – 165,400,000 shares as of April 19, 2007.

OMNICOM GROUP INC. AND SUBSIDIARIES
INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	March 31, 2007 and December 31, 2006	1

	Condensed Consolidated Statements of Income -
	Three Months Ended March 31, 2007	2

	Condensed Consolidated Statements of Cash Flows -
	Three Months Ended March 31, 2007	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6.	Exhibits	24

	Signatures	25

	Certifications

Forward-Looking Statements

        Certain of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. These statements relate to future events or future financial performance and involve known and unknown risks and other factors that may cause our actual or our industry’s results, levels of activity or achievement to be materially different from those expressed or implied by any forward-looking statements. These risks and uncertainties, which are described in our 2006 Annual Report on Form 10-K under Item 1A-Risk Factors and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations include, but are not limited to, our future financial condition and results of operations, changes in general economic conditions, competitive factors, changes in client communication requirements, the hiring and retention of personnel, our ability to attract new clients and retain clients, changes in government regulations impacting our advertising and marketing strategies, risks associated with assumptions we make in connection with our critical accounting estimates, and our international operations, which are subject to the risks of currency fluctuations and exchange controls. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are present expectations. We undertake no obligation to update or revise any forward-looking statement.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited) March 31, 2007	December 31, 2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 1,028.3	$ 1,739.5
Short-term investments at market, which approximates cost	36.7	189.3
Accounts receivable, net of allowance for doubtful accounts
of $49.7 and $50.5	5,658.6	5,994.3
Billable production orders in process, at cost	712.1	633.8
Prepaid expenses and other current assets	1,176.1	1,089.9

Total Current Assets	8,611.8	9,646.8

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost,
less accumulated depreciation and amortization of $998.8 and $992.6	634.1	639.8
INVESTMENTS IN AFFILIATES	214.6	214.1
GOODWILL	6,895.3	6,851.9
INTANGIBLE ASSETS, net of accumulated amortization of $217.3 and $207.8	138.7	143.2
DEFERRED TAX BENEFITS	404.5	408.5
OTHER ASSETS	245.4	260.1

TOTAL ASSETS	$ 17,144.4	$ 18,164.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 6,490.9	$ 7,332.6
Advance billings	1,111.8	1,117.5
Current portion of long-term debt	0.9	1.1
Bank loans	12.1	10.5
Accrued taxes	173.6	215.8
Other liabilities	1,654.2	1,618.6

Total Current Liabilities	9,443.5	10,296.1

LONG-TERM DEBT	1,013.2	1,013.2
CONVERTIBLE NOTES	2,041.5	2,041.5
DEFERRED COMPENSATION AND OTHER LIABILITIES	358.1	305.8
LONG-TERM DEFERRED TAX LIABILITY	445.5	437.7
MINORITY INTERESTS	201.0	198.8
SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	29.8	29.8
Additional paid-in capital	1,668.2	1,662.1
Retained earnings	4,432.3	4,289.8
Accumulated other comprehensive income	286.4	267.9
Treasury stock, at cost	(2,775.1)	(2,378.3)

Total Shareholders’ Equity	3,641.6	3,871.3

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 17,144.4	$ 18,164.4

The accompanying notes to the condensed
consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
(Unaudited)
	Three Months Ended March 31,
	2007	2006

REVENUE	$ 2,840.6	$ 2,562.9

OPERATING EXPENSES:
Salary and service costs	2,050.6	1,844.8
Office and general expenses	474.5	433.7

	2,525.1	2,278.5

OPERATING PROFIT	315.5	284.4

NET INTEREST EXPENSE:
Interest expense	27.8	23.4
Interest income	(9.5)	(8.3)

	18.3	15.1

INCOME BEFORE INCOME TAXES	297.2	269.3

INCOME TAXES	100.5	90.9

INCOME AFTER INCOME TAXES	196.7	178.4

EQUITY IN EARNINGS OF AFFILIATES	5.2	4.9

MINORITY INTERESTS	(18.9)	(17.6)

NET INCOME	$ 183.0	$ 165.7

NET INCOME PER COMMON SHARE:
Basic	$ 1.11	$ 0.94
Diluted	$ 1.09	$ 0.93

DIVIDENDS DECLARED PER COMMON SHARE	$ 0.25	$ 0.25

The accompanying notes to the condensed
consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$ 183.0	$ 165.7
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization of tangible assets	38.5	35.3
Amortization of intangible assets	9.3	8.9
Minority interests	18.9	17.6
Earnings of affiliates less than (in excess of) dividends received	0.5	(1.1)
Excess tax benefit on stock-based compensation	(9.6)	(5.6)
Provision for losses on accounts receivable	1.2	1.0
Amortization of stock-based compensation	18.4	15.7
Changes in assets and liabilities providing (requiring) cash, net of acquisitions:
Decrease in accounts receivable	362.7	273.0
Increase in billable production orders in process	(75.4)	(67.3)
Increase in prepaid expenses and other current assets	(76.5)	(163.5)
Net change in other assets and liabilities	21.8	(26.1)
(Decrease) increase in advanced billings	(10.1)	44.8
Net increase (decrease) in accrued and deferred taxes	41.4	(5.0)
Decrease in accounts payable	(870.4)	(192.4)

Net cash (used in) provided by operating activities	(346.3)	101.0

Cash flows from investing activities:
Capital expenditures	(34.9)	(33.5)
Net payments for purchases of equity interests in subsidiaries and
affiliates, net of cash acquired	(19.4)	(31.1)
Purchases of short-term investments	(19.5)	(78.7)
Proceeds from sales of short-term investments	172.0	414.9
Repayment of long-term notes receivable	—	11.2

Net cash provided by investing activities	98.2	282.8

Cash flows from financing activities:
Increase in short-term borrowings	1.5	6.2
Proceeds from issuance of debt	0.1	995.2
Repayments of principal of long-term debt obligations	(0.2)	(1.5)
Excess tax benefit on stock-based compensation	9.6	5.6
Dividends paid	(42.6)	(45.2)
Purchase of treasury shares	(451.3)	(359.2)
Proceeds from employee stock plans	47.7	21.0
Other, net	(16.6)	(15.2)

Net cash (used in) provided by financing activities	(451.8)	606.9

Effect of exchange rate changes on cash and cash equivalents	(11.3)	(3.6)

Net (decrease) increase in cash and cash equivalents	(711.2)	987.1
Cash and cash equivalents at beginning of period	1,739.5	835.8

Cash and cash equivalents at end of period	$ 1,028.3	$ 1,822.9

Supplemental disclosures:
Income taxes paid	$ 48.1	$ 97.6
Interest paid	$ 0.6	$ 45.3

The accompanying notes to the condensed
consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The condensed consolidated financial statements were prepared without audit pursuant to Securities and Exchange Commission rules. Certain information and footnote disclosure required in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) has been condensed or omitted pursuant to these rules.

In our opinion, the accompanying financial statements reflect all adjustments, consisting of normally recurring accruals, considered necessary for a fair presentation, in all material respects, of the information contained therein. Certain amounts in prior periods have been reclassified to conform to our current presentation. Results of operations for interim periods are not necessarily indicative of results that may be expected for the year. These statements should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”).

2.	Earnings per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the same basis, including if dilutive, common share equivalents which include outstanding options and restricted shares. For purposes of computing diluted earnings per share, 2.2 million and 1.1 million common share equivalents were assumed to be outstanding for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2006, 6.2 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

The number of shares used in our earnings per share computations were as follows (shares in millions):

	Three Months Ended March 31,
	2007	2006

Basic EPS Computation	165.6	176.7
Diluted EPS Computation	167.8	177.8

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Comprehensive Income

Total comprehensive income and its components were (dollars in millions):

	Three Months Ended March 31,
	2007	2006

Net income for the period	$183.0	$165.7

Foreign currency translation adjustment, net of income
taxes of $9.6 and $10.8 for the three months ended
March 31, 2007 and 2006, respectively	17.8	20.0

Defined benefit plans and postemployment
arrangements adjustment, net of income taxes of
$0.5 for the three months ended March 31, 2007	0.7	—

Comprehensive income for the period	$201.5	$185.7

During the first quarter of 2007, we increased other comprehensive income by approximately $0.7 million net of tax as a result of the amortization of unrecognized prior service cost and actuarial gains and losses included in our first quarter 2007 net periodic benefit cost.

4.	Segment Reporting

Our wholly and partially owned agencies operate within the advertising, marketing and corporate communications services industry. These agencies are organized into agency networks, virtual client networks, regional reporting units and operating groups. Consistent with the fundamentals of our business strategy, our agencies serve similar clients, in similar industries, and in many cases, the same clients across a variety of geographic regions. In addition, our agency networks have similar economic characteristics and similar long-term operating margins, as the main economic components of each agency are the salary and service costs associated with providing professional services, the office and general costs associated with office space and occupancy, and the provision of technology requirements which are generally limited to personal computers, servers and off-the-shelf software. Therefore, given these similarities and in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, most specifically paragraph 17, we aggregate our operating segments, which are our five agency networks, into one reporting segment.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of our revenue, long-lived assets and goodwill by geographic area as of March 31, 2007 and 2006, is presented below (dollars in millions):

	Americas	EMEA	Asia/Australia
2007
Revenue	$1,694.3	$ 988.1	$ 158.2
Long-Lived Assets	374.5	211.3	48.3
Goodwill	5,745.1	1,092.1	58.1

2006
Revenue	$1,573.7	$ 835.0	$ 154.2
Long-Lived Assets	415.1	148.7	42.2
Goodwill	5,571.8	954.4	52.4

The Americas is primarily composed of the U.S., Canada and Latin American countries. EMEA is primarily composed of various Euro currency countries, the United Kingdom, the Middle-East, and Africa and other European countries that have not adopted the European Union Monetary standard. Asia/Australia is primarily composed of China, Japan, Korea, Singapore, Australia and other Asian countries.

5.	Bank Loans, Long-Term Debt and Convertible Notes

Short-term bank loans outstanding at March 31, 2007 of $12.1 million are comprised of bank overdrafts of our international subsidiaries. These loans are treated as unsecured loans pursuant to our bank agreements. There was no commercial paper outstanding as of March 31, 2007.

We have a $2.5 billion credit facility that is due to expire on June 23, 2011. We have the ability to classify borrowings, if any, under this facility as long-term debt. Our credit facility provides credit support for commercial paper, as well as providing back-up liquidity in the event any of our convertible notes are put back to us.

In February 2007, we did not pay a supplemental interest payment to noteholders of our Liquid Yield Option Notes due 2031 (“2031 Notes”) and none of the 2031 Notes were put back to us for repayment under the provision that allows the holders to put the notes to us annually.

During the first quarter of 2007, substantially all of the holders of the Zero Coupon Zero Yield Convertible Notes due 2033 (“2033 Notes”) exchanged their notes for Zero Coupon Zero Yield Convertible Notes due 2038 (“2038 Notes”) reducing the aggregate principal amount of the 2033 Notes outstanding to $0.2 million. No supplemental interest payment or fee was paid to the noteholders.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), that clarifies the accounting and recognition for income tax positions taken or expected to be taken in our tax returns. We adopted FIN 48 on January 1, 2007, and recorded the cumulative effect of a change in accounting principle by recording a decrease in the liability for uncertain tax positions of $1.3 million, that was accounted for as a credit to opening retained earnings. At January 1, 2007, the total liability for uncertain tax positions recorded in our balance sheet in non-current Other Liabilities was $62.5 million. Approximately $43.5 million of the consolidated worldwide liability for uncertain tax positions would affect our effective tax rate upon resolution of the uncertain tax positions. There were no significant changes to this amount during the first quarter 2007.

We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Our subsidiaries also file tax returns in various foreign jurisdictions. In addition to the U.S., our major taxing jurisdictions include the United Kingdom, Germany and France. The Internal Revenue Service (“IRS”) has completed its examination of our federal income tax returns through 2002 and has commenced an examination of our federal income tax returns for 2003 and 2004. In addition, examinations of our subsidiaries’ tax returns have been completed in the United Kingdom, Germany and France through 2002, 2001 and 2003, respectively.

Interest and penalties related to tax positions taken in our tax returns are recorded in income tax expense in our consolidated statement of income. At January 1, 2007, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns and recorded in non-current Other Liabilities was $5.6 million. There was no significant change to this amount during the first quarter of 2007.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Employee Stock Based Compensation and Retirement Plans

Stock Based Compensation Plans

Pre-tax stock-based employee compensation expense for the three months ended March 31, 2007 and 2006, was $18.4 million and $15.7 million, respectively.

Defined Benefit Plans

The components of net periodic benefit cost for the three months ended March 31, 2007 and 2006, are as follows (dollars in millions):

	2007	2006
Service cost	$ 1.7	$ 1.6
Interest cost	1.5	1.1
Expected return on plan assets	(1.2)	(1.1)
Amortization of prior service cost	0.6	—
Amortization of actuarial (gains) losses	0.3	0.3
Other	0.2	—

Total	$ 3.1	$ 1.9

From January 1, 2007 to March 31, 2007, we contributed approximately $2.2 million to our defined benefits plans.

Postemployment Arrangements

The components of net periodic benefit cost for the three months ended March 31, 2007 and 2006, are as follows (dollars in millions):

	2007	2006
Service cost	$0.6	$0.5
Interest cost	1.1	0.8
Expected return on plan assets	N/A	N/A
Amortization of prior service cost	0.1	0.1
Amortization of actuarial (gains) losses	0.2	0.1

Total	$2.0	$1.5

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Contingencies

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

In addition, on June 28, 2002, a derivative action was filed on behalf of Omnicom in New York state court. On February 18, 2005, a second shareholder derivative action, again purportedly brought on behalf of the Company, was filed in New York state court. The derivative actions have been consolidated before one New York State Justice and the plaintiffs have filed an amended consolidated complaint. The consolidated derivative complaint questions the business judgment of certain current and former directors of Omnicom, by challenging, among other things, the valuation of and accounting for the internet investments made by Communicade and the contribution of those investments to Seneca. The consolidated complaint alleges that the defendants breached their fiduciary duties of good faith. The lawsuit seeks from the directors the amount of profits received from selling Omnicom stock and other unspecified damages to be paid to the Company, as well as costs and attorneys’ fees. The defendants moved to dismiss the derivative complaint on the procedural ground that plaintiffs had failed to make a demand on the board. On June 27, 2006, the trial court entered a decision denying the motion to dismiss. The decision did not address the merits of the allegations, but rather accepted the allegations as true for the purposes of the motion (as the Court was required to do) and excused plaintiffs from making a demand on the board. The defendants filed an appeal of the Court’s decision on the motion to dismiss. The appeal has been fully briefed and oral argument before the Appellate Division, First Department occurred on February 9, 2007. Additionally, the defendants moved for a stay of the proceedings in this litigation pending

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a decision being issued by the Appellate Division. The trial court granted the motion staying the matter until February 28, 2007. The trial court extended the stay through April 30, 2007. The parties have agreed to jointly request an additional 30-day extension of the stay from the trial court since the Appellate Division has not yet issued a decision.

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

9.	Accounting Changes

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”), effective for fiscal years ending after December 31, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurement. We will adopt SFAS 157 in the first quarter of 2008 and have begun the process of evaluating the expected impact of SFAS 157 on our Consolidated Financial Statements. However, we are not yet in a position to assess the full impact and related disclosure.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure most financial instruments and certain other items at fair value that are currently required to be measured at historical cost. Adoption of SFAS 159 is optional. We currently do not expect to adopt SFAS 159.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

        We are a strategic holding company. We provide professional services to clients through multiple agencies around the world. On a global, pan-regional and local basis, our agencies provide these services in the following disciplines: traditional media advertising, customer relationship management (“CRM”), public relations and specialty communications. Our business model was built and evolves around our clients. While our companies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. The fundamental premise of our business is that our clients’ specific requirements should be the central focus in how we structure our business offerings and allocate our resources. This client-centric business model results in multiple agencies collaborating in formal and informal virtual networks that cut across internal organizational structures to deliver consistent brand messages for a specific client and execute against our clients’ specific marketing requirements. We continually seek to grow our business with our existing clients by maintaining our client-centric approach, as well as expanding our existing business relationships into new markets and with new clients. In addition, we pursue selective acquisitions of complementary companies with strong, entrepreneurial management teams that typically either currently serve or have the ability to serve our existing client base.

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

        In recent years, our revenue has been divided almost evenly between domestic and international operations. For the three months ended March 31, 2007, our overall revenue growth was 10.8%, of which 3.4% was related to changes in foreign exchange rates and 0.1% was related to the acquisition of entities, net of entities disposed. The remaining 7.3% was organic growth.

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

        Because we are a service business, we monitor these costs on a percentage of revenue basis. Salary and service costs tend to fluctuate in conjunction with changes in revenue, whereas office and general expenses, which are not directly related to servicing clients, tend to decrease as a percentage of revenue as revenue increases because a significant portion of these expenses are relatively fixed in nature. During the first quarter of 2007, salary and service costs increased slightly to 72.2% from 72.0% of revenue during the first quarter of 2006. This increase is primarily attributed to increased revenue levels and the necessary increases in direct salaries, salary-related costs and freelance labor necessary to deliver our services and pursue new business initiatives. Office and general expenses declined to 16.7% of revenue in the first quarter of 2007 from 16.9% in the first quarter of 2006, as a result of our continuing efforts to better align these costs with business levels on a location-by-location basis.

        Our net income in the first quarter of 2007 increased $17.3 million, or 10.4%, to $183.0 million from $165.7 million in the first quarter of 2006. Diluted earnings per share increased 17.2% to $1.09 in the first quarter of 2007, as compared to $0.93 in the prior year period. This period-over-period increase resulted from the 10.4% increase in net income and the reduction in our weighted average common shares outstanding. The reduction in our weighted average common shares outstanding was the result of our purchases throughout 2006 and the first quarter of 2007 of treasury shares, net of shares issued upon stock option exercises and shares issued under our employee stock purchase plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations: First Quarter 2007 Compared to First Quarter 2006

        Revenue: When comparing performance between quarters and years, we discuss non-GAAP financial measures such as the impact that foreign currency rate changes, acquisitions / dispositions and organic growth have on reported revenue. We derive significant revenue from international operations and changes in foreign currency rates between the years impact our reported results. Our reported results are also impacted by our acquisitions and disposition activity and organic growth. Accordingly, we provide this information to supplement the discussion of changes in revenue period-to-period.

        Our first quarter of 2007 consolidated worldwide revenue increased 10.8% to $2,840.6 million from $2,562.9 million in the comparable period last year. The effect of foreign exchange impacts increased worldwide revenue by $87.3 million. Acquisitions, net of disposals, increased worldwide revenue by $2.1 million in the first quarter of 2007 and organic growth increased worldwide revenue by $188.3 million. The components of the first quarter 2007 revenue growth in the U.S. (“domestic”) and the remainder of the world (“international”) are summarized below (dollars in millions):

	Total		Domestic		International
	$	%	$	%	$	%

Quarter ended March 31, 2006	$2,562.9	—	$1,433.0	—	$1,129.9	—

Components of revenue changes:
Foreign exchange impact	87.3	3.4%	—	—	87.3	7.7%
Acquisitions, net of dispositions	2.1	0.1%	0.4	0.0%	1.7	0.2%
Organic	188.3	7.3%	110.5	7.7%	77.8	6.9%

Quarter ended March 31, 2007	$2,840.6	10.8%	$1,543.9	7.7%	$1,296.7	14.8%

The components and percentages are calculated as follows:

•	The foreign exchange impact component shown in the table is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $2,753.3 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $2,840.6 million less $2,753.3 million for the Total column in the table).
•	The acquisitions component shown in the table is calculated by aggregating the applicable prior period revenue of the acquired businesses. Netted against this number is the revenue of any business included in the prior period reported revenue that was disposed of subsequent to the prior period.
•	The organic component shown in the table is calculated by subtracting both the foreign exchange and acquisition revenue components from total revenue growth.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $2,562.9 million for the Total column in the table).

        The components of revenue for the first quarter of 2007 and revenue growth compared to the first quarter of 2006 in our primary geographic markets are summarized below (dollars in millions):

	Revenue	% Growth
United States	$1,543.9	7.7%
Euro Markets	575.2	18.7%
United Kingdom	326.0	19.1%
Other	395.5	6.4%

Total	$2,840.6	10.8%

        As indicated, foreign exchange impacts increased our international revenue by 7.7%, or $87.3 million during the quarter ended March 31, 2007. The most significant impacts resulted from the strengthening of the Euro, British Pound, Australian Dollar and Brazilian Real against the U.S. Dollar, which was offset primarily by the decline of the Canadian Dollar and Japanese Yen against the U.S. Dollar.

        Driven by our clients’ continuous demand for more effective and efficient branding activities, we strive to provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. These services include advertising, brand consultancy, crisis communications, custom publishing, database management, digital and interactive marketing, direct marketing, directory advertising, entertainment marketing, environmental design, experiential marketing, field marketing, financial/corporate business-to-business advertising, graphic arts, healthcare communications, instore design, investor relations, marketing research, media planning and buying, mobile marketing services, multi-cultural marketing, non-profit marketing, organizational communications, package design, product placement, promotional marketing, public affairs, public relations, recruitment communications, reputation consulting, retail marketing, search engine marketing and sports and event marketing. In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories as summarized below: traditional media advertising, CRM, public relations and specialty communications (dollars in millions).

	1st Quarter 2007	% of Revenue	1st Quarter 2006	% of Revenue	$ Growth	% Growth
Traditional media advertising	$1,225.7	43.1%	$1,107.8	43.2%	$ 117.9	10.6%
CRM	1,016.7	35.8%	889.9	34.7%	126.8	14.2%
Public relations	294.2	10.4%	258.9	10.1%	35.3	13.6%
Specialty communications	304.0	10.7%	306.3	12.0%	(2.3)	(0.8)%

	$2,840.6		$2,562.9		$277.7	10.8%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Operating Expenses: Our first quarter 2007 worldwide operating expenses increased $246.6 million, or 10.8%, to $2,525.1 million from $2,278.5 million in the first quarter of 2006, as shown below (dollars in millions):

	Three Months Ended March 31,
	2007			2006			2007 vs 2006
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Growth	% Growth
Revenue	$2,840.6			$2,562.9			$277.7	10.8%

Operating Expenses:

Salary and service costs	2,050.6	72.2%	81.2%	1,844.8	72.0%	81.0%	205.8	11.2%
Office and general expenses	474.5	16.7%	18.8%	433.7	16.9%	19.0%	40.8	9.4%

Total Operating Expenses	2,525.1	88.9		2,278.5	88.9%		246.6	10.8%
Operating Profit	$ 315.5	11.1%		$ 284.4	11.1%		$ 31.1	10.9%

        Because we provide professional services, salary and service costs represent the largest part of our operating expenses. During the first quarter of 2007, we continued to invest in our businesses and their professional personnel. As a percentage of total operating expenses, salary and service costs were 81.2% in the first quarter of 2007 and 81.0% in the first quarter of 2006. These costs are comprised of salary and related costs and direct service costs. Most, or $205.8 million and 83.5%, of the $246.6 million increase in total operating expenses in the first quarter of 2007 resulted from increases in salary and service costs. This increase was attributable to the increase in our revenue in the first quarter of 2007 and the necessary increases in the direct costs required to deliver our services and pursue new business initiatives, including direct salaries, salary related costs and direct service costs, including freelance labor costs and direct administrative costs, such as travel. As a result, salary and service costs as a percentage of revenue increased from 72.0% in the first quarter of 2006 compared to 72.2% in the first quarter of 2007.

        Office and general expenses represented 18.8% and 19.0% of our operating expenses in the first quarter of 2007 and 2006, respectively. These costs are comprised of office and equipment rents, technology costs and depreciation, amortization of identifiable intangible assets, professional fees and other overhead expenses. As a percentage of revenue, office and general expenses decreased from 16.9% in the first quarter of 2006 to 16.7% in the first quarter of 2007 as a result of our continuing efforts to better align these costs with business levels on a location-by-location basis. These costs are less directly linked to changes in our revenues than our salary and service costs. Although they tend to increase as our revenues increase, the rate of increase could be more, or less than the rate of increase in our revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Net Interest Expense: Our net interest expense increased in the first quarter of 2007 to $18.3 million, as compared to $15.1 million in the first quarter of 2006. This increase was primarily impacted by $14.7 million of additional interest costs related to the issuance of our Senior Notes in March 2006. This increase was partially offset by interest expense savings under our commercial paper program compared to the prior year as we had less commercial paper outstanding during 2007. In addition, we also had interest savings related to our 2031 Notes which did not receive a supplemental interest payment during the first quarter of 2007.

        Income Taxes: Our consolidated effective income tax rate was 33.8% in the first quarter of 2007, which is consistent with our tax rate of 33.8% for the first quarter of 2006. In connection with our adoption of FIN 48, there was no significant change to our effective tax rate in the first quarter of 2007.

        Earnings Per Share (EPS): For the foregoing reasons, our net income in the first quarter of 2007 increased $17.3 million, or 10.4%, to $183.0 million from $165.7 million in the first quarter of 2006. Diluted earnings per share increased 17.2% to $1.09 in the first quarter of 2007, as compared to $0.93 in the prior year period. This period-over-period increase resulted from the 10.4% increase in net income and the reduction in our weighted average common shares outstanding. The reduction in our weighted average common shares outstanding was the result of our purchases throughout 2006 and the first quarter of 2007 of treasury shares, net of shares issued upon stock option exercises and shares issued under our employee stock purchase plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies

        For a more complete understanding of all of our accounting policies, our financial statements and the related management’s discussion and analysis of those results, investors are encouraged to consider this information together with our discussion of our critical accounting policies under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Form 10-K, as well as our consolidated financial statements and the related notes included in our 2006 Form 10-K.

New Accounting Pronouncements

        In June 2006, the FASB issued FIN 48 which we adopted in the first quarter of 2007. In September 2006, the FASB released SFAS 157, that we will adopt in the first quarter of 2008. In February 2007, the FASB issued SFAS No. 159. Adoption of SFAS 159 is optional. We currently do not expect to adopt SFAS 159. See Notes 6 and 9 to our condensed consolidated financial statements for additional information.

Contingent Acquisition Obligations

        Certain of our acquisitions are structured with contingent purchase price obligations, often referred to as earn-outs. We utilize contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period. These payments are not contingent upon future employment. The amount of future contingent purchase price payments that we would be required to pay for prior acquisitions, assuming that the businesses perform over the relevant future periods at their current profit levels, is approximately $450 million as of March 31, 2007. The ultimate amounts payable cannot be predicted with reasonable certainty because they are dependent upon future results of operations of the subject businesses and are subject to changes in foreign currency exchange rates. In accordance with U.S. GAAP, we have not recorded a liability for these items on our balance sheet since the definitive amount is not determinable or distributable. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. Our obligations change from period to period primarily as a result of payments made during the current period, changes in the acquired entities’ performance and changes in foreign currency exchange rates. These differences could be significant. The contingent purchase price obligations as of March 31, 2007, calculated assuming that the acquired businesses perform over the relevant future periods at their current profit levels, are as follows (dollars in millions):

Remainder 2007	2008	2009	2010	Thereafter	Total

$166	$112	$69	$81	$22	$450

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        In addition, owners of interests in certain of our subsidiaries or affiliates have the right in certain circumstances to require us to purchase additional ownership stakes in those companies. Assuming that the subsidiaries and affiliates perform over the relevant periods at their current profit levels, the aggregate amount we could be required to pay in future periods is approximately $291 million, $209 million of which relates to obligations that are currently exercisable. If these rights are exercised, there would be an increase in our net income as a result of our increased ownership and the reduction of minority interest expense. The ultimate amount payable relating to these transactions will vary because it is primarily dependent on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates. The actual amount that we pay is likely to be different from this estimate and the difference could be significant. The obligations that exist for these agreements as of March 31, 2007, calculated using the assumptions above, are as follows (dollars in millions):

	Currently Exercisable	Not Currently Exercisable	Total

Subsidiary agencies	$147	$75	$222
Affiliated agencies	62	7	69

Total	$209	$82	$291

Liquidity and Capital Resources

        Historically, substantially all of our non-discretionary cash requirements have been funded from operating cash flow and cash on hand. Our principal non-discretionary funding requirement is our working capital. In addition, we have contractual obligations related to our debt, senior notes and convertible notes, our recurring business operations primarily related to lease obligations, as well as certain contingent acquisition obligations related to acquisitions made in prior years.

        Our principal discretionary cash requirements include dividend payments to our shareholders, repurchases of our common stock, payments for strategic acquisitions and capital expenditures. Our discretionary spending is funded from operating cash flow and cash on hand. However, in any given year, depending on the level of discretionary activity, we may use other sources of available funding to finance these activities, such as the liquidation of short-term investments, the issuance of commercial paper or accessing the capital markets, as we did in the first quarter of 2006 when we issued our Senior Notes. The repurchases of our stock during the first quarter of 2007 are summarized in Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

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

        Liquidity: Our cash and cash equivalents were $1,028.3 million at March 31, 2007, a decrease of $711.2 million from the balance at December 31, 2006. We also had short-term investments of $36.7 million at March 31, 2007, a decrease of $152.6 million from the balance at December 31, 2006.

        Consistent with our historical trends, during the first three months of 2007, we used $346.3 million of cash flow from operations primarily due to changes from our year-end working capital components. Our additional spending during the period was comprised primarily of: repurchases of our stock amounting to $403.6 million, net of proceeds received from employee stock compensation plans; purchases of equity interests in subsidiaries, encompassing net payments for new acquisitions as well as obligations related to existing subsidiaries, of $19.4 million; dividend payments of $42.6 million; and capital expenditures of $34.9 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Capital Resources: We have a $2.5 billion credit facility which is due to expire on June 23, 2011. We have the ability to classify outstanding borrowings, if any, under our credit facility as long-term debt.

        In funding our day-to-day liquidity, we are an active participant in the commercial paper market with a $1.5 billion program. As of March 31, 2007, we had no commercial paper outstanding. Our credit facility provides credit support for commercial paper, as well as providing back-up liquidity in the event any of our convertible notes are put to us.

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

        Debt: We had short-term bank loans of $12.1 million and $10.5 million, as of March 31, 2007 and December 31, 2006, respectively. The short-term bank loans consisted of bank overdrafts of our international subsidiaries and are treated as unsecured loans pursuant to our bank agreements.

        In February 2007, we did not pay a supplemental interest payment to holders of our 2031 Notes as we had in past years, and none of the 2031 Notes were put back to us for repayment.

        During the first quarter of 2007, substantially all of the holders of our 2033 Notes exchanged their notes for 2038 Notes reducing the aggregate principal amount of our 2033 Notes outstanding to $0.2 million. No supplemental interest payment or fee was paid to the noteholders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Our outstanding debt and amounts available under our credit facilities as of March 31, 2007 were as follows (dollars in millions):

		Debt Outstanding	Available Credit
	Bank loans (due in less than 1 year)	$13.0
	Commercial paper issued under $2.5 billion Revolver due June 23, 2011	—	$2,500.0
	Senior notes due April 15, 2016	995.6	—
	Convertible notes due February 7, 2031	847.0	—
	Convertible notes due July 31, 2032	727.0	—
	Convertible notes due June 15, 2033	0.2	—
	Convertible notes due July 1, 2038	467.3	—
	Other debt	17.6	—

Total		$ 3,067.7	$2,500.0

        We believe that our operating cash flow combined with our available lines of credit and our access to the capital markets are sufficient to support our foreseeable cash requirements arising from working capital, outstanding debt, capital expenditures, dividends and acquisitions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        Our results of operations are subject to risk from the translation to the U.S. Dollar of the revenue and expenses of our foreign operations, which are generally denominated in the local currency. For the most part, our revenues and the expenses incurred related to that revenue are denominated in the same currency. This minimizes the impact that fluctuations in exchange rates will have on our net income.

        Our 2006 Form 10-K provides a more detailed discussion of the market risks affecting our operations. No material change had occurred in our market risks from the disclosure contained in our 2006 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, we concluded that as of March 31, 2007 our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 is appropriate.

        KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, has issued an attestation report on management’s assessment of Omnicom’s internal control over financial reporting as of December 31, 2006, dated February 26, 2007. There have not been any changes in our internal control over financial reporting that occurred during our first fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II.	OTHER INFORMATION

Item 1. Legal Proceedings

        The information regarding legal proceedings described in Note 8 to the condensed consolidated financial statements set forth in Part I of this Report is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

        There have been no material changes in the risk factors disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        (c) The following table presents information with respect to purchases of our common stock made during the three months ended March 31, 2007 by us or any of our “affiliated purchasers”.

During the month in 2007:	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	2,773,501	$103.34	—	—
February	556,400	$103.25	—	—
March	1,032,800	$103.85	—	—

Total	4,362,701	$103.45	—	—

(1)	The shares were purchased in the open market for general corporate purposes.

Item 6. Exhibits

(a) Exhibits

31.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. §1350.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNICOM GROUP INC.

Dated: April 27, 2007	/s/ Randall J. Weisenburger Randall J. Weisenburger Executive Vice President and Chief Financial Officer (on behalf of Omnicom Group Inc. and as Principal Financial Officer)

