Form 10-Q
period 2007-06-30
OMNICOM GROUP INC
filed 2007-07-26
CIK 29989

SECURITIES AND EXCHANGE
COMMISSION Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2007

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

YES |_|    NO |X|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $0.15 par value – 328,300,000 shares as of July 20, 2007.

OMNICOM GROUP INC. AND SUBSIDIARIES INDEX

Forward-Looking Statements

        Certain of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. These statements relate to future events or future financial performance and involve known and unknown risks and other factors that may cause our actual or our industry’s results, levels of activity or achievement to be materially different from those expressed or implied by any forward-looking statements. These risks and uncertainties, which are described in our 2006 Annual Report on Form 10-K under Item 1A-Risk Factors and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations include, but are not limited to, our future financial condition and results of operations, changes in general economic conditions, competitive factors, changes in client communication requirements, the hiring and retention of personnel, our ability to attract new clients and retain clients, changes in government regulations impacting our advertising and marketing strategies, risks associated with assumptions we make in connection with our critical accounting estimates, and our international operations, which are subject to the risks of currency fluctuations and exchange controls. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,”“should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are present expectations. We undertake no obligation to update or revise any forward-looking statement.

PART I.   FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

OMNICOM GROUP INC.
AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited) June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 772.4	$ 1,739.5
Short-term investments at market, which approximates cost	48.4	189.3
Accounts receivable, net of allowance for doubtful accounts
of $49.6 and $50.5	5,976.4	5,994.3
Billable production orders in process, at cost	651.7	633.8
Prepaid expenses and other current assets	1,189.0	1,089.9

Total Current Assets	8,637.9	9,646.8

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost,
less accumulated depreciation and amortization of $1,046.3 and $992.6	661.9	639.8
INVESTMENTS IN AFFILIATES	236.7	214.1
GOODWILL	7,074.5	6,851.9
INTANGIBLE ASSETS, net of accumulated amortization of $230.4 and $207.8	137.1	143.2
DEFERRED TAX BENEFITS	361.6	408.5
OTHER ASSETS	252.5	260.1

TOTAL ASSETS	$ 17,362.2	$ 18,164.4

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 6,926.2	$ 7,332.6
Advance billings	1,077.5	1,117.5
Current portion of long-term debt	0.7	1.1
Bank loans	11.1	10.5
Accrued taxes	131.9	215.8
Other current liabilities	1,408.0	1,618.6

Total Current Liabilities	9,555.4	10,296.1

LONG-TERM DEBT	1,013.7	1,013.2
CONVERTIBLE NOTES	2,041.5	2,041.5
DEFERRED COMPENSATION AND OTHER LIABILITIES	372.9	305.8
LONG-TERM DEFERRED TAX LIABILITY	495.1	437.7
MINORITY INTERESTS	197.7	198.8

SHAREHOLDERS' EQUITY:
Preferred stock	—	—
Common stock	59.6	29.8
Additional paid-in capital	1,596.9	1,662.1
Retained earnings	4,659.7	4,289.8
Accumulated other comprehensive income	367.0	267.9
Treasury stock, at cost	(2,997.3)	(2,378.3)

Total Shareholders' Equity	3,685.9	3,871.3

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 17,362.2	$ 18,164.4

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUE	$ 3,126.1	$ 2,823.4	$ 5,966.7	$ 5,386.3

OPERATING EXPENSES:
Salary and service costs	2,171.8	1,959.9	4,222.3	3,804.7
Office and general expenses	492.7	446.1	967.3	879.7

	2,664.5	2,406.0	5,189.6	4,684.4

OPERATING PROFIT	461.6	417.4	777.1	701.9

NET INTEREST EXPENSE:
Interest expense	29.7	34.2	57.5	57.7
Interest income	(7.5)	(8.7)	(17.0)	(17.0)

	22.2	25.5	40.5	40.7

INCOME BEFORE INCOME TAXES	439.4	391.9	736.6	661.2

INCOME TAXES	148.8	131.7	249.3	222.6

INCOME AFTER INCOME TAXES	290.6	260.2	487.3	438.6

EQUITY IN EARNINGS OF AFFILIATES	12.5	6.3	17.7	11.2

MINORITY INTERESTS	(26.4)	(22.4)	(45.3)	(40.1)

NET INCOME	$ 276.7	$ 244.1	$ 459.7	$ 409.7

NET INCOME PER COMMON SHARE:

Basic	$ 0.85	$ 0.72	$ 1.40	$ 1.18
Diluted	$ 0.84	$ 0.71	$ 1.38	$ 1.17

DIVIDENDS DECLARED PER COMMON SHARE	$ 0.150	$ 0.125	$ 0.275	$ 0.250

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$ 459.7	$ 409.7
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization of tangible assets	77.5	71.8
Amortization of intangible assets	20.8	18.5
Minority interests	45.3	40.1
Earnings of affiliates in excess of dividends received	(5.4)	(5.0)
Provision for losses on accounts receivable	3.5	2.3
Amortization of stock-based compensation	36.2	33.9
Excess tax benefit on stock-based compensation	(14.5)	(10.1)
Changes in assets and liabilities providing (requiring) cash, net of acquisitions:
Decrease in accounts receivable	111.0	142.8
Increase in billable production orders in process	(11.3)	(89.0)
Increase in prepaid expenses and other current assets	(82.9)	(170.0)
Net change in other assets and liabilities	(218.0)	(201.5)
(Decrease) increase in advanced billings	(55.4)	56.0
Net increase in accrued and deferred taxes	84.9	10.2
Decrease in accounts payable	(498.9)	(123.1)

Net cash (used in) provided by operating activities	(47.5)	186.6

Cash flows from investing activities:
Capital expenditures	(101.2)	(73.0)
Net payments for purchases of equity interests in subsidiaries and
affiliates, net of cash acquired	(143.9)	(138.5)
Purchases of short-term investments	(31.4)	(88.5)
Proceeds from sales of short-term investments	172.7	420.9
Repayment of long-term notes receivable	—	13.5

Net cash (used in) provided by investing activities	(103.8)	134.4

Cash flows from financing activities:
Increase in short-term borrowings	0.3	0.9
Proceeds from issuance of debt	0.7	995.8
Repayments of principal of long-term debt obligations	(0.2)	(134.1)
Dividends paid	(84.2)	(89.8)
Purchase of treasury shares	(756.8)	(978.6)
Proceeds from employee stock plans	66.3	173.5
Excess tax benefit on stock-based compensation	14.5	10.1
Other, net	(43.8)	(43.6)

Net cash used in financing activities	(803.2)	(65.8)

Effect of exchange rate changes on cash and cash equivalents	(12.6)	1.0

Net (decrease) increase in cash and cash equivalents	(967.1)	256.2
Cash and cash equivalents at beginning of period	1,739.5	835.8

Cash and cash equivalents at end of period	$ 772.4	$ 1,092.0

Supplemental disclosures:
Income taxes paid	$ 144.0	$ 217.5
Interest paid	$ 35.8	$ 57.8

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The unaudited condensed consolidated financial statements were prepared pursuant to Securities and Exchange Commission rules. Certain information and footnote disclosure required in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) have been condensed or omitted pursuant to these rules.

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

2.	Earnings per Share and Stock Split

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the same basis, including if dilutive, common share equivalents which include outstanding options and restricted shares.

On June 25, 2007, pursuant to a two-for-one stock split which was effected in the form of a 100% stock dividend, each shareholder received one additional share of Omnicom Group Inc. common stock for each share held on June 6, 2007. In connection with the stock split, all current and prior period earnings per share data, share amounts and other per share data have been adjusted to reflect the stock split on the Company’s historical basic and diluted earnings per share in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings per Share.”

For purposes of computing diluted earnings per share, 5.0 million and 3.6 million common share equivalents were assumed to be outstanding for the three months ended June 30, 2007 and 2006, respectively, and 5.1 and 3.1 million common share equivalents were assumed to be outstanding for the six months ended June 30, 2007 and 2006, respectively. For the three months and six months ended June 30, 2006, 6.0 million and 11.4 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The number of shares used in our earnings per share computations were as follows (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic EPS Computation	325.8	340.5	328.4	347.3
Diluted EPS Computation	330.8	344.1	333.5	350.4

3.	Comprehensive Income

Total comprehensive income and its components were (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income for the period	$276.7	$244.1	$459.7	$409.7

Foreign currency translation adjustment and other, net of income taxes of $43.9 and $62.0 for the three months ended and $53.5 and $72.8 for the six months ended June 30, 2007 and 2006, respectively	80.0	115.2	97.8	135.2

Defined benefit plans and postemployment arrangements adjustment, net of income taxes of $0.4 and $0.9 for the three months and six months ended June 30, 2007, respectively	0.6	—	1.3	—

Comprehensive income for the period	$357.3	$359.3	$558.8	$544.9

During the second quarter of 2007, we increased other comprehensive income by approximately $0.6 million net of tax as a result of the amortization of prior service cost and actuarial gains and losses included in our second quarter 2007 net periodic benefit cost.

During the first six months of 2007, we increased other comprehensive income by approximately $1.3 million net of tax as a result of the amortization of prior service cost and actuarial gains and losses included in the first six months of 2007 net periodic benefit cost.

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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

A summary of our revenue, long-lived assets and goodwill by geographic area as of June 30, 2007 and 2006 is presented below (dollars in millions):

	Americas	EMEA	Asia/Australia
2007
Revenue - three months ended	$1,831.0	$ 1,117.2	$ 177.9
Revenue - six months ended	3,525.4	2,105.2	336.1
Long-Lived Assets	400.6	212.4	48.9
Goodwill	5,896.7	1,117.8	60.0

2006
Revenue - three months ended	$1,691.2	$ 967.6	$ 164.6
Revenue - six months ended	3,264.2	1,803.3	318.8
Long-Lived Assets	420.9	154.2	42.8
Goodwill	5,706.5	1,026.5	54.2

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

5.	Bank Loans, Long-Term Debt and Convertible Notes

Short-term bank loans outstanding at June 30, 2007 of $11.1 million are comprised of bank overdrafts of our international subsidiaries. These loans are treated as unsecured loans pursuant to our bank agreements. There was no commercial paper outstanding as of June 30, 2007.

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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

back to us for repayment under the provision that allows the holders to put the notes to us annually.

6.	Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), that clarifies the accounting and recognition for income tax positions taken or expected to be taken in our tax returns. We adopted FIN 48 on January 1, 2007, and recorded the cumulative effect of a change in accounting principle by recording a decrease in the liability for uncertain tax positions of $1.3 million, that was accounted for as a credit to opening retained earnings. At January 1, 2007, the total liability for uncertain tax positions recorded in our balance sheet in non-current Other Liabilities was $62.5 million. Approximately $43.5 million of the consolidated worldwide liability for uncertain tax positions would affect our effective tax rate upon resolution of the uncertain tax positions. There have been no significant changes to this amount since January 1, 2007.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 which clarifies when a tax position is settled under FIN 48 (“FSP FIN 48-1”). The FSP was effective upon the adoption of FIN 48. We adopted FIN 48 on January 1, 2007 and the adoption of FSP FIN 48-1 did not have a material effect on our consolidated financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). Under EITF 06-11, companies can recognize a tax benefit associated with dividends on employee-held, equity-classified non-vested shares subject to certain limitations. We will adopt EITF 06-11 on January 1, 2008 and do not expect the adoption will have a material effect on our consolidated financial statements.

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

Interest and penalties related to tax positions taken in our tax returns are recorded in income tax expense in our consolidated statement of income. At January 1, 2007, the combined amount of accrued interest and penalties related to tax positions taken on our tax

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

returns and recorded in non-current Other Liabilities was $5.6 million. There was no significant change to this amount since January 1, 2007.

7.	Employee Stock Based Compensation and Retirement Plans

Stock Based Compensation Plans

Pre-tax stock-based employee compensation expense for the six months ended June 30, 2007 and 2006, was $36.2 million and $33.9 million, respectively.

Defined Benefit Plans

The components of net periodic benefit cost for the six months ended June 30, 2007 and 2006, are as follows (dollars in millions):

	2007	2006
Service cost	$3.2	$ 3.1
Interest cost	3.0	2.2
Expected return on plan assets	(2.2)	(2.2)
Amortization of prior service cost	1.2	—
Amortization of actuarial (gains) losses	0.7	0.6
Other	0.2	0.1

Total	$ 6.1	$ 3.8

From January 1, 2007 to June 30, 2007, we contributed approximately $2.8 million to our defined benefits plans.

Postemployment Arrangements

The components of net periodic benefit cost for the six months ended June 30, 2007 and 2006, are as follows (dollars in millions):
	2007	2006
Service cost	$1.1	$0.9
Interest cost	2.2	1.6
Expected return on plan assets	N/A	N/A
Amortization of prior service cost	0.2	0.2
Amortization of actuarial (gains) losses	0.1	0.3

Total	$3.6	$3.0

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Contingencies

Beginning on June 13, 2002, several putative class actions were filed against us and certain senior executives in the United States District Court for the Southern District of New York. The actions have since been consolidated under the caption In re Omnicom Group Inc. Securities Litigation, No. 02-CV-4483 (RCC), on behalf of a proposed class of purchasers of our common stock between February 20, 2001 and June 11, 2002. The consolidated complaint alleges, among other things, that our public filings and other public statements during that period contained false and misleading statements or omitted to state material information relating to (1) our calculation of the organic growth component of period-to-period revenue growth, (2) our valuation of and accounting for certain internet investments made by our Communicade Group (“Communicade”), which we contributed to Seneca Investments LLC (“Seneca”) in 2001, and (3) the existence and amount of certain contingent future obligations in respect of acquisitions. The complaint seeks an unspecified amount of compensatory damages plus costs and attorneys’ fees. Defendants moved to dismiss the complaint and on March 28, 2005, the court dismissed portions (1) and (3) of the complaint detailed above. The court’s decision denying the defendants’ motion to dismiss the remainder of the complaint did not address the ultimate merits of the case, but only the sufficiency of the pleading. Defendants have answered the complaint. Discovery concluded in the second quarter of 2007. On April 30, 2007, the court granted plaintiff’s motion for class certification, certifying the class proposed by plaintiffs. On June 15, 2007, the Court set a schedule for briefing of defendants’ motion to exclude one of plaintiff’s experts and defendants’ motion for summary judgment. Briefing and hearings on those motions are scheduled to be completed in the third quarter of 2007.

In addition, on June 28, 2002, a derivative action was filed on behalf of Omnicom in New York state court. On February 18, 2005, a second shareholder derivative action, again purportedly brought on behalf of the Company, was filed in New York state court. The derivative actions have been consolidated before one New York State Justice and the plaintiffs have filed an amended consolidated complaint. The consolidated derivative complaint questions the business judgment of certain current and former directors of Omnicom, by challenging, among other things, the valuation of and accounting for the internet investments made by Communicade and the contribution of those investments to Seneca. The consolidated complaint alleges that the defendants breached their fiduciary duties of good faith. The lawsuit seeks from the directors the amount of profits received from selling Omnicom stock and other unspecified damages to be paid to the Company, as well as costs and attorneys’ fees. The defendants moved to dismiss the derivative complaint on the procedural ground that plaintiffs had failed to make a demand on the board. On June 27, 2006, the trial court entered a decision denying the motion to dismiss. The decision did not address the merits of the allegations, but rather accepted the allegations as true for the purposes of the motion (as the Court was required to do) and excused plaintiffs from making a demand on the board. The defendants filed an appeal of the Court’s decision on the motion to dismiss. The appeal has been fully briefed and oral

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

argument before the Appellate Division, First Department occurred on February 9, 2007. Additionally, the defendants moved for a stay of the proceedings in this litigation pending a decision being issued by the Appellate Division. The trial court granted the motion and the proceedings are currently stayed until further direction from the trial court.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure most financial instruments and certain other items at fair value that are currently required to be measured at historical cost. Adoption of SFAS 159 is optional. We currently do not expect to apply SFAS 159 to any existing financial instruments.

During its July 25, 2007 meeting, the FASB agreed to provide guidance on accounting for convertible debt instruments that require or permit partial cash settlement upon conversion through a FASB Staff Position (“FSP”). The proposed FSP would be effective on January 1, 2008 and would be applied retrospectively. The accounting for our convertible notes could be affected by the final FSP. However, the proposed FSP has not been issued and will be subject to a 45 day comment period. Accordingly, at the present time, it is not possible to predict the effect on our consolidated financial statements.

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

        In recent years, our revenue has been divided almost evenly between domestic and international operations. For the three months ended June 30, 2007, our overall revenue growth was 10.7%, of which 3.1% was related to changes in foreign exchange rates and 0.2% was related to the acquisition of entities, net of entities disposed. The remaining 7.4% was organic growth. For the six months ended June 30, 2007, our overall revenue growth was 10.8%, of which 3.3% was related to changes in foreign exchange rates and 0.1% was related to the acquisition of entities, net of entities disposed. The remaining 7.4% was organic growth.

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

        Because we are a service business, we monitor these costs on a percentage of revenue basis. Salary and service costs tend to fluctuate in conjunction with changes in revenue, whereas office and general expenses, which are not directly related to servicing clients, tend to decrease as a percentage of revenue as revenue increases because a significant portion of these expenses are relatively fixed in nature. During the second quarter of 2007, salary and service costs increased slightly to 69.5% from 69.4% of revenue during the second quarter of 2006. This increase is primarily attributed to increased revenue levels and the necessary increases in direct salaries, salary-related costs and freelance labor necessary to deliver our services and pursue new business initiatives. Office and general expenses were 15.8% of revenue in the second quarter of 2007 and 2006, as a result of our continuing efforts to consistently align these costs with business levels on a location-by-location basis. Similarly, during the first six months of 2007, salary and service costs increased slightly to 70.8% from 70.6% of revenue during the first six months of 2006 and office and general expenses declined slightly to 16.2% of revenue in the first six months of 2007 from 16.3% in the first six months of 2006, as a result of our continuing efforts to better align these costs with business levels on a location-by-location basis.

        Our net income in the second quarter of 2007 increased $32.6 million, or 13.4%, to $276.7 million from $244.1 million in the second quarter of 2006. Our net income in the first six months of 2007 increased $50.0 million, or 12.2%, to $459.7 million from $409.7 million in the second quarter of 2006. Diluted earnings per share increased 18.3% to $0.84 in the second quarter of 2007, as compared to $0.71 in the prior year period. Diluted earnings per share increased 17.9% to $1.38 in the first six months of 2007, as compared to $1.17 in the prior year period. These period-over-period increases resulted from the 12.2% increase in net income and the reduction in our weighted average common shares outstanding. The reduction in our weighted average common shares outstanding was the result of our purchases throughout 2006 and the first six months of 2007 of treasury shares, net of shares issued upon stock option exercises and shares issued under our employee stock purchase plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations: Second Quarter 2007 Compared to Second Quarter 2006

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

        Our second quarter of 2007 consolidated worldwide revenue increased 10.7% to $3,126.1 million from $2,823.4 million in the comparable period last year. The effect of foreign exchange impacts increased worldwide revenue by $88.7 million. Acquisitions, net of disposals, increased worldwide revenue by $6.2 million in the second quarter of 2007 and organic growth increased worldwide revenue by $207.8 million. The components of the second quarter 2007 revenue growth in the U.S. (“domestic”) and the remainder of the world (“international”) are summarized below (dollars in millions):

	Total		Domestic		International
	$	%	$	%	$	%

Quarter ended June 30, 2006	$ 2,823.4	—	$1,535.4	—	$1,288.0	—

Components of revenue changes:
Foreign exchange impact	88.7	3.1%	—	—	88.7	6.9%
Acquisitions, net of dispositions	6.2	0.2%	2.6	0.2%	3.6	0.3%
Organic	207.8	7.4%	121.7	7.9%	86.1	6.7%

Quarter ended June 30, 2007	$3,126.1	10.7%	$1,659.7	8.1%	$1,466.4	13.9%

The components and percentages are calculated as follows:

•	The foreign exchange impact component shown in the table is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $3,037.4 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $3,126.1 million less $3,037.4 million for the Total column in the table).
•	The acquisitions component shown in the table is calculated by aggregating the applicable prior period revenue of the acquired businesses. Netted against this number is the revenue of any business included in the prior period reported revenue that was disposed of subsequent to the prior period.
•	The organic component shown in the table is calculated by subtracting both the foreign exchange and acquisition revenue components from total revenue growth.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $2,823.4 million for the Total column in the table).

        The components of revenue for the second quarter of 2007 and revenue growth compared to the second quarter of 2006 in our primary geographic markets are summarized below (dollars in millions):

	Revenue	% Growth
United States	$1,659.7	8.1%
Euro Markets	667.8	16.9%
United Kingdom	347.4	14.3%
Other	451.2	9.3%

Total	$3,126.1	10.7%

        As indicated, foreign exchange impacts increased our international revenue by 6.9%, or $88.7 million during the quarter ended June 30, 2007. The most significant impacts resulted from the strengthening of the Euro, British Pound, Australian Dollar, and Brazilian Real against the U.S. Dollar, which was offset slightly by the decline of the Japanese Yen against the U.S. Dollar.

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

	2nd Quarter 2007	% of Revenue	2nd Quarter 2006	% of Revenue	$ Growth	% Growth
Traditional media advertising	$1,366.5	43.7%	$1,222.4	43.3%	$ 144.1	11.8%
CRM	1,121.0	35.9%	976.6	34.6%	144.4	14.8%
Public relations	321.7	10.3%	287.5	10.2%	34.2	11.9%
Specialty communications	316.9	10.1%	336.9	11.9%	(20.0)	(5.9)%

	$3,126.1		$2,823.4		$302.7	10.7%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Operating Expenses: Our second quarter 2007 worldwide operating expenses increased $258.5 million, or 10.7%, to $2,664.5 million from $2,406.0 million in the second quarter of 2006, as shown below (dollars in millions):

	Three Months Ended June 30,
	2007			2006			2007 vs 2006
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Growth	% Growth
Revenue	$3,126.1			$2,823.4			$302.7	10.7%

Operating Expenses:
Salary and service costs	2,171.8	69.5%	81.5%	1,959.9	69.4%	81.5%	211.9	10.8%
Office and general expenses	492.7	15.8%	18.5%	446.1	15.8%	18.5%	46.6	10.4%

Total Operating Expenses	2,664.5	85.2%		2,406.0	85.2%		258.5	10.7%
Operating Profit	$ 461.6	14.8%		$ 417.4	14.8%		$ 44.2	10.6%

        Because we provide professional services, salary and service costs represent the largest part of our operating expenses. During the second quarter of 2007, we continued to invest in our businesses and their professional personnel. As a percentage of total operating expenses, salary and service costs were 81.5% in the second quarter of 2007 and 2006. These costs are comprised of salary and related costs and direct service costs. Most, or $211.9 million and 82.0%, of the $258.5 million increase in total operating expenses in the second quarter of 2007 resulted from increases in salary and service costs. This increase was attributable to the increase in our revenue in the second quarter of 2007 and the necessary increases in the direct costs required to deliver our services and pursue new business initiatives, including direct salaries, salary related costs and direct service costs, including freelance labor costs and direct administrative costs, such as travel. As a result, salary and service costs as a percentage of revenue increased marginally from 69.4% in the second quarter of 2006 compared to 69.5% in the second quarter of 2007.

        Office and general expenses represented 18.5% of our operating expenses in the second quarter of 2007 and 2006. These costs are comprised of office and equipment rents, technology costs and depreciation, amortization of identifiable intangible assets, professional fees and other overhead expenses. As a percentage of revenue, office and general expenses were 15.8% in the second quarter of 2007 and the second quarter of 2006 as a result of our continuing efforts to consistently align these costs with business levels on a location-by-location basis. These costs are less directly linked to changes in our revenues than our salary and service costs. Although they tend to increase as our revenues increase, the rate of increase could be more, or less than the rate of increase in our revenues.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Net Interest Expense: Our net interest expense decreased in the second quarter of 2007 to $22.2 million, as compared to $25.5 million in the second quarter of 2006. This decrease was related to interest savings associated with the amortization, in accordance with Emerging Issues Task Force (“EITF”) No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”), of supplemental interest payments made on our 2031 Notes which did not receive a supplemental interest payment during the first quarter of 2007 and year-over-year interest savings associated with the amortization, in accordance with EITF 96-19, of supplemental interest payments made on our 2032 Notes. These savings were partially offset by additional interest expense under our commercial paper program and a decrease in interest income to a more normalized level, as the prior period benefited from additional cash on hand after the $1.0 billion note offering at the end of the first quarter of 2006.

        Income Taxes: Our consolidated effective income tax rate was 33.9% in the second quarter of 2007, which is slightly higher than our tax rate of 33.6% for the second quarter of 2006 and consistent with our tax rate of 33.8% in the first quarter of 2007.

        Earnings Per Share (EPS): For the foregoing reasons, our net income in the second quarter of 2007 increased $32.6 million, or 13.4%, to $276.7 million from $244.1 million in the second quarter of 2006. Diluted earnings per share increased 18.3% to $0.84 in the second quarter of 2007, as compared to $0.71 in the prior year period. This period-over-period increase resulted from the 13.4% increase in net income and the reduction in our weighted average common shares outstanding. The reduction in our weighted average common shares outstanding was the result of our purchases throughout 2006 and the first six months of 2007 of treasury shares, net of shares issued upon stock option exercises and shares issued under our employee stock purchase plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations: First Six Months of 2007 Compared to First Six Months of 2006

        Revenue: Our first six months of 2007 consolidated worldwide revenue increased 10.8% to $5,966.7 million from $5,386.3 million in the comparable period last year. The effect of foreign exchange impacts increased worldwide revenue by $176.0 million. Acquisitions, net of disposals, increased worldwide revenue by $8.3 million in the first six months of 2007 and organic growth increased worldwide revenue by $396.1 million. The components of the first six months of 2007 revenue growth in the U.S. (“domestic”) and the remainder of the world (“international”) are summarized below (dollars in millions):

	Total		Domestic		International
	$	%	$	%	$	%

Six months ended June 30, 2006	$ 5,386.3	—	$2,968.4	—	$2,417.9	—

Components of revenue changes:
Foreign exchange impact	176.0	3.3%	—	—	176.0	7.3%
Acquisitions, net of dispositions	8.3	0.1%	3.0	0.1%	5.3	0.2%
Organic	396.1	7.4%	232.1	7.8%	164.0	6.8%

Six months ended June 30, 2007	$5,966.7	10.8%	$3,203.5	7.9%	$2,763.2	14.3%

The components and percentages are calculated as follows:

•	The foreign exchange impact component shown in the table is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $5,790.7 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $5,966.7 million less $5,790.7 million for the Total column in the table).
•	The acquisitions component shown in the table is calculated by aggregating the applicable prior period revenue of the acquired businesses. Netted against this number is the revenue of any business included in the prior period reported revenue that was disposed of subsequent to the prior period.
•	The organic component shown in the table is calculated by subtracting both the foreign exchange and acquisition revenue components from total revenue growth.
•	The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $5,386.3 million for the Total column in the table).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        The components of revenue for the first six months of 2007 and revenue growth compared to the first six months of 2006 in our primary geographic markets are summarized below (dollars in millions):

	Revenue	% Growth
United States	$3,203.5	7.9%
Euro Markets	1,243.0	17.7%
United Kingdom	673.4	16.6%
Other	846.8	7.9%

Total	$5,966.7	10.8%

        As indicated, foreign exchange impacts increased our international revenue by 7.3%, or $176.0 million during the six months ended June 30, 2007. The most significant impacts resulted from the strengthening of the Euro, British Pound, Australian Dollar and Brazilian Real against the U.S. Dollar, which was offset slightly by the decline of the Japanese Yen against the U.S. Dollar.

        In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories as summarized below: traditional media advertising, CRM, public relations and specialty communications (dollars in millions).

	Six Months 2007	% of Revenue	Six Months 2006	% of Revenue	$ Growth	% Growth
Traditional media advertising	$2,592. 3	43.5%	$2,330.1	43.3%	$ 262.2	11.3%
CRM	2,137.7	35.8%	1,866.6	34.7%	271.1	14.5%
Public relations	615.8	10.3%	546.4	10.1%	69.4	12.7%
Specialty communications	620.9	10.4%	643.2	11.9%	(22.3)	(3.5)%

	$5,966.7		$5,386.3		$580.4	10.8%

        Operating Expenses: Our first six months of 2007 worldwide operating expenses increased $505.2 million, or 10.8%, to $5,189.6 million from $4,684.4 million in the first six months of 2006, as shown below (dollars in millions):

	Six Months Ended June 30,
	2007			2006			2007 vs 2006
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Growth	% Growth
Revenue	$ 5,966.7			$5,386.3			$580.4	10.8%

Operating Expenses:
Salary and service costs	4,222.3	70.8%	81.4%	3,804.7	70.6%	81.2%	417.6	11.0%
Office and general expenses	967.3	16.2%	18.6%	879.7	16.3%	18.8%	87.6	10.0%

Total Operating Expenses	5,189.6	87.0%		4,684.4	87.0%		505.2	10.8%
Operating Profit	$ 777.1	13.0%		$ 701.9	13.0%		$ 75.2	10.7%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Because we provide professional services, salary and service costs represent the largest part of our operating expenses. During the first six months of 2007, we continued to invest in our businesses and their professional personnel. As a percentage of total operating expenses, salary and service costs were 81.4% in the first six months of 2007 and 81.2% in the first six months of 2006. These costs are comprised of salary and related costs and direct service costs. Most, or $417.6 million and 82.7%, of the $505.2 million increase in total operating expenses in the first six months of 2007 resulted from increases in salary and service costs. This increase was attributable to the increase in our revenue in the first six months of 2007 and the necessary increases in the direct costs required to deliver our services and pursue new business initiatives, including direct salaries, salary related costs and direct service costs, including freelance labor costs and direct administrative costs, such as travel. As a result, salary and service costs as a percentage of revenue increased from 70.6% in the first six months of 2006 compared to 70.8% in the first six months of 2007.

        Office and general expenses represented 18.6% and 18.8% of our operating expenses in the first six months of 2007 and 2006, respectively. These costs are comprised of office and equipment rents, technology costs and depreciation, amortization of identifiable intangible assets, professional fees and other overhead expenses. As a percentage of revenue, office and general expenses decreased from 16.3% in the first six months of 2006 to 16.2% in the first six months of 2007 as a result of our continuing efforts to consistently align these costs with business levels on a location-by-location basis. These costs are less directly linked to changes in our revenues than our salary and service costs. Although they tend to increase as our revenues increase, the rate of increase could be more, or less than the rate of increase in our revenues.

        Net Interest Expense: Our net interest expense decreased slightly in the first six months of 2007 to $40.5 million, as compared to $40.7 million in the first six months of 2006. This net decrease was primarily impacted by interest expense savings associated with the amortization, in accordance with EITF 96-19, of supplemental interest payments related to our 2031 Notes which did not receive a supplemental interest payment during the first six months of 2007 and year-over-year interest savings associated with the amortization, in accordance with EITF 96-19, of supplemental interest payments on our 2032 Notes offset by $14.7 million of additional interest costs in the first quarter of 2007 compared to the first quarter of 2006, related to the issuance of our Senior Notes in March 2006.

        Income Taxes: Our consolidated effective income tax rate was 33.8% in the first six months of 2007, which is consistent with our tax rate of 33.7% for the first six months of 2006. In connection with our adoption of FIN 48, there was no significant change to our effective tax rate in the first six months of 2007. Refer to Note 6 to our consolidated financial statements.

        Earnings Per Share (EPS): For the foregoing reasons, our net income in the first six months of 2007 increased $50.0 million, or 12.2%, to $459.7 million from $409.7 million in the first six months of 2006. Diluted earnings per share increased 17.9% to $1.38 in the first six months of 2007, as compared to $1.17 in the prior year period. This period-over-period increase resulted from the 12.2% increase in net income and the reduction in our weighted average common shares outstanding. The reduction in our weighted average common shares outstanding

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

was the result of our purchases throughout 2006 and the first six months of 2007 of treasury shares, net of shares issued upon stock option exercises and shares issued under our employee stock purchase plan.

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

New Accounting Pronouncements

        In June 2006, the FASB issued FIN 48 which we adopted in the first quarter of 2007. In September 2006, the FASB released SFAS 157, that we will adopt in the first quarter of 2008. In February 2007, the FASB issued SFAS No. 159. Adoption of SFAS 159 is optional. We currently do not expect to apply SFAS 159 to any existing financial statements. See Notes 6 and 9 to our condensed consolidated financial statements for additional information.

Contingent Acquisition Obligations

        Certain of our acquisitions are structured with contingent purchase price obligations, often referred to as earn-outs. We utilize contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period. These payments are not contingent upon future employment. The amount of future contingent purchase price payments that we would be required to pay for prior acquisitions, assuming that the businesses perform over the relevant future periods at their current profit levels, is approximately $391 million as of June 30, 2007. The ultimate amounts payable cannot be predicted with reasonable certainty because they are dependent upon future results of operations of the subject businesses and are subject to changes in foreign currency exchange rates. In accordance with U.S. GAAP, we have not recorded a liability for these items on our balance sheet since the definitive amount is not determinable or distributable. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. Our obligations change from period to period primarily as a result of payments made during the current period, changes in the acquired entities’ performance and changes in foreign currency exchange rates. These differences could be significant. The contingent purchase price obligations as of June 30, 2007, calculated assuming that the acquired businesses perform over the relevant future periods at their current profit levels, are as follows (dollars in millions):

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Remainder 2007	2008	2009	2010	Thereafter	Total

$62	$125	$73	$97	$34	$391

        In addition, owners of interests in certain of our subsidiaries or affiliates have the right in certain circumstances to require us to purchase additional ownership stakes in those companies. Assuming that the subsidiaries and affiliates perform over the relevant periods at their current profit levels, the aggregate amount we could be required to pay in future periods is approximately $291 million, $208 million of which relates to obligations that are currently exercisable. If these rights are exercised, there would be an increase in our net income as a result of our increased ownership and the reduction of minority interest expense. The ultimate amount payable relating to these transactions will vary because it is primarily dependent on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates. The actual amount that we pay is likely to be different from this estimate and the difference could be significant. The obligations that exist for these agreements as of June 30, 2007, calculated using the assumptions above, are as follows (dollars in millions):

	Currently Exercisable	Not Currently Exercisable	Total

Subsidiary agencies	$143	$76	$219
Affiliated agencies	65	7	72

Total	$208	$83	$291

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

        Our principal discretionary cash requirements include dividend payments to our shareholders, payments for strategic acquisitions, capital expenditures and repurchases of our common stock. Our discretionary spending is funded from operating cash flow and cash on hand. However, in any given year, depending on the capital market conditions and the level of our discretionary activity, we may use other sources of available funding to finance these activities, such as the liquidation of short-term investments, the issuance of commercial paper or accessing the capital markets, as we did in the first quarter of 2006 when we issued our Senior Notes. The repurchases of our stock during the second quarter of 2007 are summarized in Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

        We have a seasonal working capital cycle. Working capital requirements are typically lowest at year-end. The fluctuation in working capital requirements between the lowest and

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

        Liquidity: Our cash and cash equivalents were $772.4 million at June 30, 2007, a decrease of $967.1 million from the balance at December 31, 2006. We also had short-term investments of $48.4 million at June 30, 2007, a decrease of $140.9 million from the balance at December 31, 2006.

        Consistent with our historical trends, during the first six months of 2007, our cash flow from operations used $47.5 million of cash primarily due to changes from our year-end working capital components. Our additional spending during the period was comprised primarily of: repurchases of our stock amounting to $690.5 million, net of proceeds received from employee stock compensation plans; purchases of equity interests in subsidiaries, encompassing net payments for new acquisitions as well as obligations related to existing subsidiaries, of $143.9 million; dividend payments of $84.2 million; and capital expenditures of $101.2 million.

        Capital Resources: We have a $2.5 billion credit facility which is due to expire on June 23, 2011. We have the ability to classify outstanding borrowings, if any, under our credit facility as long-term debt.

        In funding our day-to-day liquidity, we are an active participant in the commercial paper market with a $1.5 billion program. As of June 30, 2007, we had no commercial paper outstanding. Our credit facility provides credit support for commercial paper, as well as providing back-up liquidity in the event any of our convertible notes are put to us.

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

        Debt: We had short-term bank loans of $11.1 million and $10.5 million, as of June 30, 2007 and December 31, 2006, respectively. The short-term bank loans consisted of bank overdrafts of our international subsidiaries and are treated as unsecured loans pursuant to our bank agreements.

        In February 2007, we did not pay a supplemental interest payment to holders of our 2031 Notes as we had in past years, and none of the 2031 Notes were put back to us for repayment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Our outstanding debt and amounts available under our credit facilities as of June 30, 2007 were as follows (dollars in millions):

		Debt Outstanding	Available Credit
	Bank loans (due in less than 1 year)	$11.1
	Commercial paper issued under $2.5 billion Revolver due June 23, 2011	—	$2,500.0
	Senior notes due April 15, 2016	995.7	—
	Convertible notes due February 7, 2031	847.0	—
	Convertible notes due July 31, 2032	727.0	—
	Convertible notes due June 15, 2033	0.2	—
	Convertible notes due July 1, 2038	467.3	—
	Other debt	18.7	—

Total		$ 3,067.0	$2,500.0

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

ITEM 4.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, we concluded that as of June 30, 2007 our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 is appropriate.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

        (c) The following table presents information with respect to purchases of our common stock made during the three months ended June 30, 2007 by us or any of our “affiliated purchasers.”

During the month in 2007:	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	3,128,200	$51.26	—	—
May	1,600,600	$51.67	—	—
June	809,000	$51.29	—	—

Total	5,537,800	$51.39	—	—

(1)	The shares were purchased in the open market for general corporate purposes.

Item 4.     Submission of Matters to a Vote of Security Holders

        We held our annual shareholders’ meeting on May 22, 2007. At the meeting, votes were cast prior to our stock split for the following proposals as follows:

        To re-elect the current members of the Board:

	Votes For	Votes Withheld
John D. Wren	135,927,434	3,677,238
Bruce Crawford	134,819,234	4,785,438
Robert Charles Clark	138,247,898	1,356,774
Leonard S. Coleman, Jr.	128,432,073	11,172,599
Errol M. Cook	138,322,577	1,282,095
Susan S. Denison	131,586,802	8,017,870
Michael A. Henning	138,322,173	1,282,499
John R. Murphy	135,774,819	3,829,853
John R. Purcell	135,645,892	3,958,780
Linda Johnson Rice	130,856,159	8,748,513
Gary L. Roubos	129,071,729	10,532,943

        To ratify the appointment of KPMG as our independent auditors for the 2007 fiscal year:

Votes For	Votes Against	Votes Abstained
138,396,306	1,030,467	954,234

        To approve the 2007 Incentive Award Plan:

Votes For	Votes Against	Votes Abstained
104,613,043	23,616,687	1,235,931

Item 5.   Other Information

        On July 25, 2007 our Board of Directors approved a form of Indemnification Agreement (the “Indemnification Agreement”) to be entered into between the Company and each of its executive officers, members of the Board of Directors and such other employees of the Company or any subsidiary as may be determined from time to time by our Chief Executive Officer in his discretion (each, an “Indemnitee”).

        The Indemnification Agreement provides that the Company will indemnify each Indemnitee against any and all expenses, judgments, fines, liabilities, penalties and amounts paid in settlement (collectively, “Losses”) actually and necessarily incurred by the Indemnitee or on his behalf, to the fullest extent permitted by law, in connection with any present or future threatened, pending or completed proceeding based upon, arising from, relating to, or by reason of the Indemnitee’s status as a director, officer, employee, agent or fiduciary of the Company or any other entity the Indemnitee serves at the request of the Company. The Indemnitee will also be indemnified against all expenses actually and necessarily incurred by him in connection with a proceeding if the Indemnitee is, by reason of his service to the Company or other entity at the Company’s request, a witness in any such proceeding to which he is not a party.

        No indemnification shall be made under the Indemnification Agreement on account of Indemnitee’s conduct which, through a final judicial adjudication, has been determined to constitute either a breach of Indemnitee’s duty of loyalty to the Company or its investors or an act or omission not in good faith or which involves intentional misconduct or a knowing violation of the law. In addition to certain other exclusions set forth in the Indemnification Agreement, the Company will also not be obligated to make any indemnity or advance in connection with any claim made against the Indemnitee (a) for which payment has been made to the Indemnitee under any insurance policy or other indemnity provision, (b) for an accounting of short-swing profits made by Indemnitee from securities of the Company within the meaning of Section 16(b) of the Securities Exchange Act of 1934, as amended, or, subject to certain exceptions, (c) prior to a change in control of the Company, in connection with any proceeding initiated by Indemnitee against the Company or its directors, officers, employees or other Indemnitees.

        The Company will advance, to the extent not prohibited by law, the expenses incurred by the Indemnitee in connection with any proceeding. The Indemnification Agreement provides procedures for determining the Indemnitee’s entitlement to indemnification and advancement of expenses in the event of a claim.

        To the fullest extent permitted by applicable law, if the indemnification provided for in the Indemnification Agreement is unavailable to the Indemnitee for any reason, then the Company, in lieu of indemnifying and holding harmless the Indemnitee, shall pay the entire amount of Losses incurred by the Indemnitee in connection with any proceeding without requiring the Indemnitee to contribute to such payment, and the Company further waives and relinquishes any right of contribution it may have at any time against the Indemnitee. The Company shall not enter into any settlement of any proceeding in which the Company is jointly liable with the Indemnitee (or would be if joined in such proceeding) unless such settlement provides for a full and final release of all claims asserted against the Indemnitee. Furthermore, the Company agrees to fully indemnify and hold harmless the Indemnitee from any claims for contribution which may be brought by officers, directors or employees of the Company other than the Indemnitee who may be jointly liable with the Indemnitee.

        A copy of the form of the Indemnification Agreement is attached as Exhibit 10.1 to this report. The foregoing is a brief description of the terms and conditions of the Indemnification Agreement that are material to the Company and is qualified in its entirety by reference to Exhibit 10.1 hereto.

Item 6.    Exhibits

(a)    Exhibits

10.1	Form of Indemnification Agreement.
31.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. §1350.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNICOM GROUP INC.

Dated: July 26, 2007	/s/ Randall J. Weisenburger Randall J. Weisenburger Executive Vice President and Chief Financial Officer (on behalf of Omnicom Group Inc. and as Principal Financial Officer)

