Form 10-Q
period 2007-09-30
OMNICOM GROUP INC
filed 2007-10-26
CIK 29989

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2007

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

YES |_|       NO |X|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $0.15 par value – 326,900,000 shares as of October 18, 2007.

OMNICOM GROUP INC. AND SUBSIDIARIES INDEX

Forward-Looking Statements

        Certain of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. These statements relate to future events or future financial performance and involve known and unknown risks and other factors that may cause our actual or our industry’s results, levels of activity or achievement to be materially different from those expressed or implied by any forward-looking statements. These risks and uncertainties, which are described in our 2006 Annual Report on Form 10-K under Item 1A-Risk Factors and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations include, but are not limited to, our future financial condition and results of operations, changes in general economic conditions, competitive factors, changes in client communication requirements, the hiring and retention of personnel, our ability to attract new clients and retain clients, changes in government regulations impacting our advertising and marketing strategies, risks associated with assumptions we make in connection with our critical accounting estimates, and our international operations, which are subject to the risks of currency fluctuations and exchange controls. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negatives of those terms or other comparable terminology. These statements are present expectations. We undertake no obligation to update or revise any forward-looking statement.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited) September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$577.2	$1,739.5
Short-term investments at market, which approximates cost	58.0	189.3
Accounts receivable, net of allowance for doubtful accounts
of $53.7 and $50.5	6,465.7	5,994.3
Billable production orders in process, at cost	689.0	633.8
Prepaid expenses and other current assets	1,258.9	1,089.9

Total Current Assets	9,048.8	9,646.8

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost,
less accumulated depreciation and amortization of $1,101.0 and $992.6	690.5	639.8
INVESTMENTS IN AFFILIATES	242.5	214.1
GOODWILL	7,317.1	6,851.9
INTANGIBLE ASSETS, net of accumulated amortization of $246.4 and $207.8	172.0	143.2
DEFERRED TAX BENEFITS	399.8	408.5
OTHER ASSETS	262.5	260.1

TOTAL ASSETS	$18,133.2	$18,164.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,098.2	$7,332.6
Advance billings	1,191.3	1,117.5
Current portion of long-term debt	0.5	1.1
Bank loans	17.6	10.5
Accrued taxes	164.8	215.8
Other current liabilities	1,551.2	1,618.6

Total Current Liabilities	10,023.6	10,296.1

LONG-TERM DEBT	1,015.1	1,013.2
CONVERTIBLE NOTES	2,041.5	2,041.5
DEFERRED COMPENSATION AND OTHER LIABILITIES	443.0	305.8
LONG-TERM DEFERRED TAX LIABILITY	519.5	437.7
MINORITY INTERESTS	218.8	198.8

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	59.6	29.8
Additional paid-in capital	1,613.1	1,662.1
Retained earnings	4,812.7	4,289.8
Accumulated other comprehensive income	470.2	267.9
Treasury stock, at cost	(3,083.9)	(2,378.3)

Total Shareholders’ Equity	3,871.7	3,871.3

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,133.2	$18,164.4

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUE	$3,101.4	$2,774.3	$9,068.1	$8,160.7

OPERATING EXPENSES:
Salary and service costs	2,248.5	2,008.9	6,470.8	5,813.6
Office and general expenses	502.7	458.0	1,470.0	1,337.8

	2,751.2	2,466.9	7,940.8	7,151.4

OPERATING PROFIT	350.2	307.4	1,127.3	1,009.3

NET INTEREST EXPENSE:
Interest expense	26.2	33.6	83.7	91.3
Interest income	(6.9)	(6.9)	(23.9)	(23.9)

	19.3	26.7	59.8	67.4

INCOME BEFORE INCOME TAXES	330.9	280.7	1,067.5	941.9

INCOME TAXES	112.1	92.9	361.4	315.5

INCOME AFTER INCOME TAXES	218.8	187.8	706.1	626.4

EQUITY IN EARNINGS OF AFFILIATES	8.0	6.3	25.8	17.5

MINORITY INTERESTS	(24.6)	(17.0)	(70.0)	(57.1)

NET INCOME	$202.2	$177.1	$661.9	$586.8

NET INCOME PER COMMON SHARE:

Basic	$0.62	$0.52	$2.02	$1.70
Diluted	$0.62	$0.52	$2.00	$1.69

DIVIDENDS DECLARED PER COMMON SHARE:	$0.150	$0.125	$0.425	$0.375

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net income	$661.9	$586.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of tangible assets	118.3	109.6
Amortization of intangible assets	32.5	27.9
Minority interests	70.0	57.1
Earnings of affiliates in excess of dividends received	(10.5)	(8.5)
Provision for losses on accounts receivable	11.1	5.6
Amortization of stock-based compensation	53.4	52.7
Excess tax benefit on stock-based compensation	(15.4)	(15.0)
Changes in assets and liabilities providing (requiring) cash, net of acquisitions:
(Increase) decrease in accounts receivable	(219.9)	54.1
Increase in billable production orders in process	(7.8)	(112.5)
Increase in prepaid expenses and other current assets	(121.6)	(187.5)
Net change in other assets and liabilities	(103.0)	(51.5)
Increase in advanced billings	38.9	82.5
Net increase in accrued and deferred taxes	135.3	21.4
Decrease in accounts payable	(474.5)	(232.4)

Net cash provided by operating activities	168.7	390.3

Cash flows from investing activities:
Capital expenditures	(160.8)	(119.5)
Net payments for purchases of equity interests in subsidiaries and
affiliates, net of cash acquired	(317.9)	(208.6)
Proceeds from sales of businesses	—	31.4
Purchases of short-term investments	(40.9)	(96.7)
Proceeds from sales of short-term investments	173.2	425.7
Repayment of long-term notes receivable	—	13.4

Net cash (used in) provided by investing activities	(346.4)	45.7

Cash flows from financing activities:
Increase (decrease) in short-term borrowings	5.0	(1.8)
Proceeds from issuance of debt	0.8	996.0
Repayments of principal of long-term debt obligations	(1.2)	(299.2)
Dividends paid	(133.7)	(133.1)
Purchase of treasury shares	(846.5)	(1,105.2)
Proceeds from employee stock plans	68.4	189.6
Excess tax benefit on stock-based compensation	15.4	15.0
Other, net	(50.1)	(62.7)

Net cash used in financing activities	(941.9)	(401.4)

Effect of exchange rate changes on cash and cash equivalents	(42.7)	(62.1)

Net decrease in cash and cash equivalents	(1,162.3)	(27.5)
Cash and cash equivalents at beginning of period	1,739.5	835.8

Cash and cash equivalents at end of period	$577.2	$808.3

Supplemental disclosures:
Income taxes paid	$198.4	$281.9
Interest paid	$46.1	$80.1

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the same basis, including, if dilutive, common share equivalents which include outstanding options and restricted shares.

On June 25, 2007, pursuant to a two-for-one stock split which was effected in the form of a 100% stock dividend, each shareholder received one additional share of Omnicom Group Inc. common stock for each share held on June 6, 2007. In connection with the stock split, all current and prior period earnings per share data, share amounts and other per share data have been adjusted in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings per Share.”

For purposes of computing diluted earnings per share, 4.2 million and 3.1 million common share equivalents were assumed to be outstanding for the three months ended September 30, 2007 and 2006, respectively, and 4.8 million and 3.1 million common share equivalents were assumed to be outstanding for the nine months ended September 30, 2007 and 2006, respectively. For the three months and nine months ended September 30, 2006, 5.9 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The number of shares used in our earnings per share computations were as follows (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic EPS Computation	324.0	338.8	327.0	344.4
Diluted EPS Computation	328.2	341.9	331.8	347.5

3.	Comprehensive Income

Total comprehensive income and its components were (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income for the period	$202.2	$177.1	$661.9	$586.8

Foreign currency translation adjustment and other, net of income taxes of $55.5 and $5.8 for the three months and $109.0 and $78.6 for the nine months ended September 30, 2007 and 2006, respectively	102.6	10.8	200.3	146.0

Defined benefit plans and postemployment arrangements adjustment, net of income taxes of $0.4 and $1.2 for the three months and nine months ended September 30, 2007, respectively	0.6	—	2.0	—

Comprehensive income for the period	$305.4	$187.9	$864.2	$732.8

During the third quarter of 2007, we increased other comprehensive income by approximately $0.6 million net of tax as a result of the amortization of prior service cost and actuarial gains and losses included in our third quarter 2007 net periodic benefit cost.

During the first nine months of 2007, we increased other comprehensive income by approximately $2.0 million net of tax as a result of the amortization of prior service cost and actuarial gains and losses included in the first nine months of 2007 net periodic benefit cost.

4.	Segment Reporting

Our wholly and partially-owned agencies operate within the advertising, marketing and corporate communications services industry. These agencies are organized into agency networks, virtual client networks, regional reporting units and operating groups. Consistent with the fundamentals of our business strategy, our agencies serve similar clients, in similar industries and, in many cases, the same clients across a variety of

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

geographic regions. In addition, our agency networks have similar economic characteristics and similar long-term operating margins, as the main economic components of each agency are the salary and service costs associated with providing professional services, the office and general costs associated with office space and occupancy, and the provision of technology requirements which are generally limited to personal computers, servers and off-the-shelf software. Therefore, given these similarities and in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, most specifically paragraph 17, we aggregate our operating segments, which are our five agency networks, into one reporting segment.

A summary of our revenue, long-lived assets and goodwill by geographic area as of September 30, 2007 and 2006 is presented below (dollars in millions):

	Americas	EMEA	Asia/Australia
2007
Revenue - three months ended	$1,823.5	$1,091.5	$186.4
Revenue - nine months ended	5,348.8	3,196.8	522.5
Long-Lived Assets	413.4	226.8	50.3
Goodwill	6,068.4	1,185.8	62.9

2006
Revenue - three months ended	$1,680.7	$ 931.8	$161.8
Revenue - nine months ended	4,944.9	2,735.1	480.7
Long-Lived Assets	419.9	151.6	46.2
Goodwill	5,737.3	1,027.6	56.2

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

5.	Bank Loans, Long-Term Debt and Convertible Notes

Short-term bank loans outstanding at September 30, 2007 of $17.6 million are comprised of bank overdrafts of our international subsidiaries. These loans are treated as unsecured loans pursuant to our bank agreements. There was no commercial paper outstanding as of September 30, 2007.

We have a $2.5 billion credit facility that is due to expire on June 23, 2011. We have the ability to classify borrowings, if any, under this facility as long-term debt. Our credit facility provides credit support for commercial paper, as well as providing back-up liquidity in the event that any of our convertible notes are put back to us.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the third quarter, we increased our available unsecured uncommitted lines of credit by $300 million. At September 30, 2007, there were no borrowings outstanding under these lines of credit.

In February 2007, we did not pay a supplemental interest payment to noteholders of our Liquid Yield Option Notes due 2031 (“2031 Notes”) and none of the 2031 Notes were put back to us for repayment under the provision that allows the holders to put the notes to us annually.

In July 2007, we did not pay a supplemental interest payment to noteholders of our Zero Coupon Zero Yield Convertible Notes due 2032 (“2032 Notes”) and none of the 2032 Notes were put back to us for repayment under the provision that allows the holders to put the notes to us annually.

6.	Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48“), that clarifies the accounting and recognition for income tax positions taken or expected to be taken in our tax returns. We adopted FIN 48 on January 1, 2007, and recorded the cumulative effect of a change in accounting principle by recording a decrease in the liability for uncertain tax positions of $1.3 million, that was accounted for as a credit to opening retained earnings. At January 1, 2007, the total liability for uncertain tax positions recorded in our balance sheet in non-current Other Liabilities was $62.5 million. Approximately $43.5 million of the consolidated worldwide liability for uncertain tax positions would affect our effective tax rate upon resolution of the uncertain tax positions. There have been no significant changes to this amount since January 1, 2007.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 which clarifies when a tax position is settled under FIN 48 (“FSP FIN 48-1”). The FSP was effective upon the adoption of FIN 48. We adopted FIN 48 on January 1, 2007 and the adoption of FSP FIN 48-1 did not have a material effect on our consolidated financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11“). Under EITF 06-11, companies can recognize a tax benefit associated with dividends on employee-held, equity-classified non-vested shares subject to certain limitations. We will adopt EITF 06-11 on January 1, 2008 and do not expect the adoption will have a material effect on our consolidated financial statements.

We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Our subsidiaries also file tax returns in various foreign jurisdictions. In

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Interest and penalties related to tax positions taken in our tax returns are recorded in income tax expense in our consolidated statement of income. At January 1, 2007, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns and recorded in non-current Other Liabilities was $5.6 million. There has been no significant change to this amount since January 1, 2007.

7.	Employee Stock Based Compensation and Retirement Plans

Stock Based Compensation Plans

Pre-tax stock-based employee compensation expense for the nine months ended September 30, 2007 and 2006, was $53.4 million and $52.7 million, respectively.

Defined Benefit Plans

The components of net periodic benefit cost for the nine months ended September 30, 2007 and 2006, are as follows (dollars in millions):

	2007	2006
Service cost	$ 5.0	$ 4.8
Interest cost	4.5	3.4
Expected return on plan assets	(3.6)	(3.4)
Amortization of prior service cost	1.8	—
Amortization of actuarial (gains) losses	1.0	0.9
Other	0.1	0.1

Total	$ 8.8	$ 5.8

From January 1, 2007 to September 30, 2007, we contributed approximately $5.3 million to our defined benefits plans.

Postemployment Arrangements

The components of net periodic benefit cost for the nine months ended September 30, 2007 and 2006, are as follows (dollars in millions):

	2007	2006
Service cost	$ 1.5	$ 1.7
Interest cost	3.2	2.9
Expected return on plan assets	N/A	N/A
Amortization of prior service cost	0.3	0.3
Amortization of actuarial (gains) losses	0.1	0.5

Total	$ 5.1	$ 5.4

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Contingencies

Beginning on June 13, 2002, several putative class actions were filed against us and certain senior executives in the United States District Court for the Southern District of New York. The actions have since been consolidated under the caption In re Omnicom Group Inc. Securities Litigation, No. 02-CV-4483 (RCC), on behalf of a proposed class of purchasers of our common stock between February 20, 2001 and June 11, 2002. The consolidated complaint alleges, among other things, that our public filings and other public statements during that period contained false and misleading statements or omitted to state material information relating to (1) our calculation of the organic growth component of period-to-period revenue growth, (2) our valuation of and accounting for certain internet investments made by our Communicade Group (“Communicade”), which we contributed to Seneca Investments LLC (“Seneca”) in 2001, and (3) the existence and amount of certain contingent future obligations in respect of acquisitions. The complaint seeks an unspecified amount of compensatory damages plus costs and attorneys’ fees. Defendants moved to dismiss the complaint and on March 28, 2005, the court dismissed portions (1) and (3) of the complaint detailed above. The court’s decision denying the defendants’ motion to dismiss the remainder of the complaint did not address the ultimate merits of the case, but only the sufficiency of the pleading. Defendants have answered the complaint. Discovery concluded in the second quarter of 2007. On April 30, 2007, the court granted plaintiff’s motion for class certification, certifying the class proposed by plaintiffs. In the third quarter of 2007 defendants filed a motion for summary judgment on plaintiff’s remaining claim. That motion has been fully briefed and argued and is pending before the Court. If that motion is not wholly successful, a trial on any remaining portion of plaintiff’s claim is currently scheduled for the first quarter of 2008.

In addition, on June 28, 2002, a derivative action was filed on behalf of Omnicom in New York state court. On February 18, 2005, a second shareholder derivative action, again purportedly brought on behalf of the Company, was filed in New York state court. The derivative actions have been consolidated before one New York State Justice and the plaintiffs have filed an amended consolidated complaint. The consolidated derivative complaint questions the business judgment of certain current and former directors of Omnicom, by challenging, among other things, the valuation of and accounting for the internet investments made by Communicade and the contribution of those investments to Seneca. The consolidated complaint alleges that the defendants breached their fiduciary duties of good faith. The lawsuit seeks from the directors the amount of profits received from selling Omnicom stock and other unspecified damages to be paid to the Company, as well as costs and attorneys’ fees. The defendants moved to dismiss the derivative complaint on the procedural ground that plaintiffs had failed to make a demand on the board. On June 27, 2006, the trial court entered a decision denying the motion to dismiss. The decision did not address the merits of the allegations, but rather accepted the allegations as true for the purposes of the motion (as the Court was required to do) and excused plaintiffs from making a demand on the board. In the first quarter of 2007,

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

defendants appealed the trial court’s decision. On September 25, 2007 the New York Supreme Court, Appellate Division, First Department issued a decision reversing the trial court and dismissing the derivative claims. Plaintiffs served defendants with a motion seeking reargument of the appeal or, in the alternative, for permission to appeal the decision to the Court of Appeals, New York’s highest court. Defendants have until November 6, 2007, to respond to plaintiffs’ motion.

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

On August 31, 2007, the FASB issued a proposed FASB Staff Position (“FSP”) APB 14-a - Accounting for Convertible Debt. This proposed FSP would require issuers of convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the convertible debt. The proposed FSP would be effective on January 1, 2008 and would be applied retrospectively. The proposed FSP is subject to a comment period and re-deliberation by the FASB. The final FSP is expected to be issued before the end of the year. The accounting for our convertible notes would be affected by the proposed FSP. However, at the present time, it is not possible to predict the effect on our consolidated financial statements.

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

        We believe several long-term trends continue to positively affect our business, including our clients increasingly expanding the focus of their brand strategies from national markets to pan-regional and global markets and from traditional marketing channels to non-traditional channels and new media outlets. Additionally, in an effort to gain greater efficiency and effectiveness from their marketing dollars, clients are increasingly requiring greater coordination of their traditional advertising and marketing activities and concentrating these activities with a smaller number of service providers.

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

        In recent years, our revenue has been divided almost evenly between domestic and international operations. For the three months ended September 30, 2007, our overall revenue growth was 11.8%, of which 3.6% was related to changes in foreign exchange rates and 1.2% was related to the acquisition of entities, net of entities disposed. The remaining 7.0% was organic growth. For the nine months ended September 30, 2007, our overall revenue growth was 11.1%, of which 3.4% was related to changes in foreign exchange rates and 0.5% was related to the acquisition of entities, net of entities disposed. The remaining 7.2% was organic growth.

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

        Because we are a service business, we monitor these costs on a percentage of revenue basis. Salary and service costs tend to fluctuate in conjunction with changes in revenue, whereas office and general expenses, which are not directly related to servicing clients, tend to decrease as a percentage of revenue as revenue increases because a significant portion of these expenses are relatively fixed in nature. During the third quarter of 2007, salary and service costs increased slightly to 72.5% from 72.4% of revenue during the third quarter of 2006. This increase is primarily attributed to increased revenue levels and the necessary increases in direct salaries, salary-related costs and freelance labor necessary to deliver our services and pursue new business initiatives. Office and general expenses were 16.2% of revenue in the third quarter of 2007, as compared to 16.5% in 2006, as a result of our continuing efforts to consistently align these costs with business levels on a location-by-location basis. Similarly, during the first nine months of 2007, salary and service costs increased slightly to 71.4% from 71.2% of revenue during the first nine months of 2006 and office and general expenses declined slightly to 16.2% of revenue in the first nine months of 2007 from 16.4% in the first nine months of 2006.

        Our net income in the third quarter of 2007 increased $25.1 million, or 14.2%, to $202.2 million from $177.1 million in the third quarter of 2006. Our net income in the first nine months of 2007 increased $75.1 million, or 12.8%, to $661.9 million from $586.8 million in the first nine months of 2006. Diluted earnings per share increased 19.2% to $0.62 in the third quarter of 2007, as compared to $0.52 in the prior year period. Diluted earnings per share increased 18.3% to $2.00 in the first nine months of 2007, as compared to $1.69 in the prior year period. These period-over-period increases resulted from the increase in net income and the reduction in our weighted average common shares outstanding. The reduction in our weighted average common shares outstanding was the result of our purchases throughout 2006 and primarily the first six months of 2007 of treasury shares, net of shares issued upon stock option exercises and shares issued under our employee stock purchase plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations: Third Quarter 2007 Compared to Third Quarter 2006

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

        Our third quarter of 2007 consolidated worldwide revenue increased 11.8% to $3,101.4 million from $2,774.3 million in the comparable period last year. The effect of foreign exchange impacts increased worldwide revenue by $99.1 million. Acquisitions, net of disposals, increased worldwide revenue by $33.4 million in the third quarter of 2007 and organic growth increased worldwide revenue by $194.6 million. The components of the third quarter 2007 revenue growth in the U.S. (“domestic”) and the remainder of the world (“international”) are summarized below (dollars in millions):

	Total		Domestic		International
	$	%	$	%	$	%
Quarter ended September 30, 2006	$2,774.3	—	$1,540.5	—	$1,233.8	—

Components of revenue changes:
Foreign exchange impact	99.1	3.6%	—	—	99.1	8.0%
Acquisitions, net of dispositions	33.4	1.2%	21.6	1.4%	11.8	0.9%
Organic	194.6	7.0%	92.8	6.0%	101.8	8.3%

Quarter ended September 30, 2007	$3,101.4	11.8%	$1,654.9	7.4%	$1,446.5	17.2%

The components and percentages are calculated as follows:

•	The foreign exchange impact component shown in the table is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $3,002.3 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $3,101.4 million less $3,002.3 million for the Total column in the table).
•	The acquisitions component shown in the table is calculated by aggregating the applicable prior period revenue of the acquired businesses. Netted against this number is the revenue of any business included in the prior period reported revenue that was disposed of subsequent to the prior period.
•	The organic component shown in the table is calculated by subtracting both the foreign exchange and acquisition revenue components from total revenue growth.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $2,774.3 million for the Total column in the table).

        The components of revenue for the third quarter of 2007 and revenue growth compared to the third quarter of 2006 in our primary geographic markets are summarized below (dollars in millions):

	Revenue	% Growth
United States	$1,654.9	7.4%
Euro Markets	635.5	17.0%
United Kingdom	352.6	14.8%
Other	458.4	19.5%

Total	$3,101.4	11.8%

        As indicated, foreign exchange impacts increased our international revenue by 8.0%, or $99.1 million during the quarter ended September 30, 2007. The most significant impacts resulted from the strengthening of the Euro, British Pound, Canadian Dollar, Australian Dollar and Brazilian Real against the U.S. Dollar, which was offset slightly by the decline of the Japanese Yen against the U.S. Dollar.

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

	3rd Quarter 2007	% of Revenue	3rd Quarter 2006	% of Revenue	$ Growth	% Growth
Traditional media advertising	$1,292.8	41.7%	$1,153.3	41.6%	$139.5	12.1%
CRM	1,165.8	37.6%	1,021.2	36.8%	144.6	14.2%
Public relations	317.8	10.2%	289.6	10.4%	28.2	9.7%
Specialty communications	325.0	10.5%	310.2	11.2%	14.8	4.8%

	$3,101.4		$2,774.3		$327.1	11.8%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Operating Expenses: Our third quarter 2007 worldwide operating expenses increased $284.3 million, or 11.5%, to $2,751.2 million from $2,466.9 million in the third quarter of 2006, as shown below (dollars in millions):

	Three Months Ended September 30,
	2007			2006			2007 vs 2006
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Growth	% Growth
Revenue	$3,101.4			$2,774.3			$ 327.1	11.8%
Operating Expenses:
Salary and service costs	2,248.5	72.5%	81.7%	2,008.9	72.4%	81.4%	239.6	11.9%
Office and general expenses	502.7	16.2%	18.3%	458.0	16.5%	18.6%	44.7	9.8%

Total Operating Expenses	2,751.2	88.7%		2,466.9	88.9%		284.3	11.5%
Operating Profit	$ 350.2	11.3%		$ 307.4	11.1%		$ 42.8	13.9%

        Because we provide professional services, salary and service costs represent the largest part of our operating expenses. During the third quarter of 2007, we continued to invest in our businesses and their professional personnel. As a percentage of total operating expenses, salary and service costs were 81.7% in the third quarter of 2007 and 81.4% in the third quarter of 2006. These costs are comprised of salary and related costs and direct service costs. Most, or $239.6 million and 84.3%, of the $284.3 million increase in total operating expenses in the third quarter of 2007 resulted from increases in salary and service costs. This increase was attributable to the increase in our revenue in the third quarter of 2007 and the necessary increases in the direct costs required to deliver our services and pursue new business initiatives, including direct salaries, salary related costs and direct service costs, including freelance labor costs and direct administrative costs, such as travel. As a result, salary and service costs as a percentage of revenue increased marginally from 72.4% in the third quarter of 2006 compared to 72.5% in the third quarter of 2007.

        Office and general expenses represented 18.3% and 18.6% of our operating expenses in the second quarter of 2007 and 2006, respectively. These costs are comprised of office and equipment rents, technology costs and depreciation, amortization of identifiable intangible assets, professional fees and other overhead expenses. As a percentage of revenue, office and general expenses were 16.2% in the third quarter of 2007 and 16.5% in the third quarter of 2006 as a result of our continuing efforts to consistently align these costs with business levels on a location-by-location basis. These costs are less directly linked to changes in our revenues than our salary and service costs. Although they tend to increase as our revenues increase, the rate of increase could be more, or less than the rate of increase in our revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Net Interest Expense: Our net interest expense decreased in the third quarter of 2007 to $19.3 million, as compared to $26.7 million in the third quarter of 2006. This decrease was related to interest savings associated with the amortization, in accordance with Emerging Issues Task Force (“EITF”) No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”), of supplemental interest payments made on our 2031 and 2032 Notes. Supplemental interest payments on our 2031 and 2032 Notes were made in 2006 but not in 2007. These savings were partially offset by additional interest expense from short-term borrowings during the quarter.

        Income Taxes: Our consolidated effective income tax rate was 33.9% in the third quarter of 2007, the same as our year-to-date tax rate. The current period rate of 33.9% is higher than the 33.1% rate in the third quarter of 2006. However, excluding the net reduction of income tax expense in the third quarter of 2006 from the resolution of uncertainties in the quarter related to changes in certain tax laws, which was somewhat offset by a high book tax rate related to dispositions in the quarter, the tax rate for third quarter of 2006 would have been 33.7% which is more in line with the current period rate of 33.9%.

        Minority Interests: Minority interest expense increased to $24.6 million in the third quarter of 2007 from $17.0 million in the third quarter of 2006. This increase was primarily the result of increased profits at entities where third parties own a minority share, including at newly acquired entities within the EMEA region.

        Earnings Per Share (EPS): For the foregoing reasons, our net income in the third quarter of 2007 increased $25.1 million, or 14.2%, to $202.2 million from $177.1 million in the third quarter of 2006. Diluted earnings per share increased 19.2% to $0.62 in the third quarter of 2007, as compared to $0.52 in the prior year period. This period-over-period increase resulted from the 14.2% increase in net income and the reduction in our weighted average common shares outstanding. The reduction in our weighted average common shares outstanding was the result of our purchases throughout 2006 and the first nine months of 2007 of treasury shares, net of shares issued upon stock option exercises and shares issued under our employee stock purchase plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations: First Nine Months of 2007 Compared to First Nine Months of 2006

        Revenue: Our first nine months of 2007 consolidated worldwide revenue increased 11.1% to $9,068.1 million from $8,160.7 million in the comparable period last year. The effect of foreign exchange impacts increased worldwide revenue by $275.1 million. Acquisitions, net of disposals, increased worldwide revenue by $41.6 million in the first nine months of 2007 and organic growth increased worldwide revenue by $590.7 million. The components of the first nine months of 2007 revenue growth in the U.S. (“domestic”) and the remainder of the world (“international”) are summarized below (dollars in millions):

	Total		Domestic		International
	$	%	$	%	$	%
Nine months ended September 30, 2006	$8,160.7	—	$4,508.9	—	$3,651.8	—
Components of revenue changes:
Foreign exchange impact	275.1	3.4%	—	—	275.1	7.5%
Acquisitions, net of dispositions	41.6	0.5%	24.6	0.6%	17.0	0.5%
Organic	590.7	7.2%	324.9	7.2%	265.8	7.3%

Nine months ended September 30, 2007	$9,068.1	11.1%	$4,858.4	7.8%	$4,209.7	15.3%

The components and percentages are calculated as follows:

•	The foreign exchange impact component shown in the table is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $8,793.0 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $9,068.1 million less $8,793.0 million for the Total column in the table).
•	The acquisitions component shown in the table is calculated by aggregating the applicable prior period revenue of the acquired businesses. Netted against this number is the revenue of any business included in the prior period reported revenue that was disposed of subsequent to the prior period.
•	The organic component shown in the table is calculated by subtracting both the foreign exchange and acquisition revenue components from total revenue growth.
•	The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $8,160.7 million for the Total column in the table).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        The components of revenue for the first nine months of 2007 and revenue growth compared to the first nine months of 2006 in our primary geographic markets are summarized below (dollars in millions):

	Revenue	% Growth
United States	$4,858.4	7.8%
Euro Markets	1,878.5	17.5%
United Kingdom	1,026.0	15.9%
Other	1,305.2	11.7%

Total	$9,068.1	11.1%

        As indicated, foreign exchange impacts increased our international revenue by 7.5%, or $275.1 million during the nine months ended September 30, 2007. The most significant impacts resulted from the strengthening of the Euro, British Pound, Australian Dollar and Brazilian Real against the U.S. Dollar, which was offset slightly by the decline of the Japanese Yen against the U.S. Dollar.

        In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories as summarized below: traditional media advertising, CRM, public relations and specialty communications (dollars in millions).

	Nine Months 2007	% of Revenue	Nine Months 2006	% of Revenue	$ Growth	% Growth
Traditional media advertising	$3,885.1	42.9%	$3,483.4	42.7%	$ 401.7	11.5%
CRM	3,303.5	36.4%	2,887.9	35.4%	415.6	14.4%
Public relations	933.7	10.3%	836.0	10.2%	97.7	11.7%
Specialty communications	945.8	10.4%	953.4	11.7%	(7.6)	(0.8)%

	$9,068.1		$8,160.7		$ 907.4	11.1%

        Operating Expenses: Our first nine months of 2007 worldwide operating expenses increased $789.4 million, or 11.0%, to $7,940.8 million from $7,151.4 million in the first nine months of 2006, as shown below (dollars in millions):

	Nine Months Ended September 30,
	2007			2006			2007 vs 2006
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Growth	% Growth
Revenue	$9,068.1			$8,160.7			$907.4	11.1%
Operating Expenses:
Salary and service costs	6,470.8	71.4%	81.5%	5,813.6	71.2%	81.3%	657.2	11.3%
Office and general expenses	1,470.0	16.2%	18.5%	1,337.8	16.4%	18.7%	132.2	9.9%

Total Operating Expenses	7,940.8	87.6%		7,151.4	87.6%		789.4	11.0%

Operating Profit	$1,127.3	12.4%		$1,009.3	12.4%		$118.0	11.7%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Because we provide professional services, salary and service costs represent the largest part of our operating expenses. During the first nine months of 2007, we continued to invest in our businesses and their professional personnel. As a percentage of total operating expenses, salary and service costs were 81.5% in the first nine months of 2007 and 81.3% in the first nine months of 2006. These costs are comprised of salary and related costs and direct service costs. Most, or $657.2 million and 83.3%, of the $789.4 million increase in total operating expenses in the first nine months of 2007 resulted from increases in salary and service costs. This increase was attributable to the increase in our revenue in the first nine months of 2007 and the necessary increases in the direct costs required to deliver our services and pursue new business initiatives, including direct salaries, salary related costs and direct service costs, including freelance labor costs and direct administrative costs, such as travel. As a result, salary and service costs as a percentage of revenue increased from 71.2% in the first nine months of 2006 compared to 71.4% in the first nine months of 2007.

        Office and general expenses represented 18.5% and 18.7% of our operating expenses in the first nine months of 2007 and 2006, respectively. These costs are comprised of office and equipment rents, technology costs and depreciation, amortization of identifiable intangible assets, professional fees and other overhead expenses. As a percentage of revenue, office and general expenses decreased from 16.4% in the first nine months of 2006 to 16.2% in the first nine months of 2007 as a result of our continuing efforts to consistently align these costs with business levels on a location-by-location basis. These costs are less directly linked to changes in our revenues than our salary and service costs. Although they tend to increase as our revenues increase, the rate of increase could be more, or less than the rate of increase in our revenues.

        Net Interest Expense: Our net interest expense decreased in the first nine months of 2007 to $59.8 million, as compared to $67.4 million in the first nine months of 2006. This net decrease was primarily impacted by interest expense savings associated with the amortization, in accordance with EITF 96-19, of supplemental interest payments related to our 2031 and 2032 Notes. Supplemental interest payments on our 2031 and 2032 Notes were made in 2006 but not in 2007. This reduction was offset by $14.7 million of additional interest costs in the first quarter of 2007 compared to the first quarter of 2006, related to the issuance of our Senior Notes in March 2006.

        Income Taxes: Our consolidated effective income tax rate was 33.9% in the first nine months of 2007, which is up slightly from our tax rate of 33.5% for the first nine months of 2006. Excluding the net reduction in income tax expense in 2006 resulting from the resolution of uncertainties in the third quarter related to changes in certain tax laws, which was somewhat offset by a high book tax rate related to dispositions in the third quarter, the tax rate for the first nine months of 2006 would have been 33.7% which is more in line with the 2007 year-to-date rate. In connection with our adoption of FIN 48, there was no significant change to our effective tax rate in the first nine months of 2007. Refer to Note 6 to our consolidated financial statements.

        Equity in Earnings of Affiliates: Equity in Earnings of Affiliates increased to $25.8 million in the first nine months of 2007 from $17.5 million in the first nine months of 2006. This

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

increase was primarily the result of increased levels of minority investments within the Australasia and EMEA regions in prior periods and increased profits of affiliates in these regions.

        Earnings Per Share (EPS): For the foregoing reasons, our net income in the first nine months of 2007 increased $75.1 million, or 12.8%, to $661.9 million from $586.8 million in the first nine months of 2006. Diluted earnings per share increased 18.3% to $2.00 in the first nine months of 2007, as compared to $1.69 in the prior year period. This period-over-period increase resulted from the 12.8% increase in net income and the reduction in our weighted average common shares outstanding. The reduction in our weighted average common shares outstanding was the result of our purchases throughout 2006 and the first nine months of 2007 of treasury shares, net of shares issued upon stock option exercises and shares issued under our employee stock purchase plan.

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

Contingent Acquisition Obligations

        Certain of our acquisitions are structured with contingent purchase price obligations, often referred to as earn-outs. We utilize contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period. These payments are not contingent upon future employment. The amount of future contingent purchase price payments that we would be required to pay for prior acquisitions, assuming that the businesses perform over the relevant future periods at their current profit levels, is approximately $374 million as of September 30, 2007. The ultimate amounts payable cannot be predicted with reasonable

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

certainty because they are dependent upon future results of operations of the subject businesses and are subject to changes in foreign currency exchange rates. In accordance with U.S. GAAP, we have not recorded a liability for these items on our balance sheet since the definitive amount is not determinable or distributable. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. Our obligations change from period to period primarily as a result of payments made during the current period, changes in the acquired entities’ performance and changes in foreign currency exchange rates. These differences could be significant. The contingent purchase price obligations as of September 30, 2007, calculated assuming that the acquired businesses perform over the relevant future periods at their current profit levels, are as follows (dollars in millions):

Remainder 2007	2008	2009	2010	Thereafter	Total
$ 27	$130	$ 81	$101	$ 35	$374

        In addition, owners of interests in certain of our subsidiaries or affiliates have the right in certain circumstances to require us to purchase additional ownership stakes in those companies. Assuming that the subsidiaries and affiliates perform over the relevant periods at their current profit levels, the aggregate amount we could be required to pay in future periods is approximately $289 million, $197 million of which relates to obligations that are currently exercisable. If these rights are exercised, there would be an increase in our net income as a result of our increased ownership and the reduction of minority interest expense. The ultimate amount payable relating to these transactions will vary because it is primarily dependent on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates. The actual amount that we pay is likely to be different from this estimate and the difference could be significant. The obligations that exist for these agreements as of September 30, 2007, calculated using the assumptions above, are as follows (dollars in millions):

	Currently Exercisable	Not Currently Exercisable	Total
Subsidiary agencies	$159	$83	$242
Affiliated agencies	38	9	47

Total	$197	$92	$289

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

        Liquidity: Our cash and cash equivalents were $577.2 million at September 30, 2007, a decrease of $1,162.3 million from the balance at December 31, 2006. We also had short-term investments of $58.0 million at September 30, 2007, a decrease of $131.3 million from the balance at December 31, 2006.

        Consistent with our historical trends, during the first nine months of 2007, our cash flow from operations provided $168.7 million of cash primarily due to changes from our year-end working capital components. Our additional spending during the period was comprised primarily of: repurchases of our stock amounting to $778.1 million, net of proceeds received from employee stock compensation plans; purchases of equity interests in subsidiaries, encompassing net payments for new acquisitions as well as obligations related to existing subsidiaries, of $317.9 million; dividend payments of $133.7 million; and capital expenditures of $160.8 million.

        Capital Resources: We have a $2.5 billion credit facility which is due to expire on June 23, 2011. We have the ability to classify outstanding borrowings, if any, under our credit facility as long-term debt.

        In funding our day-to-day liquidity, we are an active participant in the commercial paper market with a $1.5 billion program. As of September 30, 2007, we had no commercial paper outstanding. Our credit facility provides credit support for commercial paper, as well as providing back-up liquidity in the event any of our convertible notes are put to us.

        During the third quarter, volatility in the financial markets resulted in an increase in borrowing spreads in the commercial paper market. To mitigate the effect of these increased spreads, we arranged for $300 million in unsecured uncommitted lines of credit and shifted the funding of a portion of our daily borrowing needs to these lines from our commercial paper program. At September 30, 2007, there were no borrowings outstanding under these lines.

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

        Debt: We had short-term bank loans of $17.6 million and $10.5 million, as of September 30, 2007 and December 31, 2006, respectively. The short-term bank loans consisted of bank overdrafts of our international subsidiaries and are treated as unsecured loans pursuant to our bank agreements.

        In February 2007, we did not pay a supplemental interest payment to holders of our 2031 Notes as we had in past years, and none of the 2031 Notes were put back to us for repayment.

        In July 2007, we did not pay a supplemental interest payment to noteholders of our Zero Coupon Zero Yield Convertible Notes due 2032 (“2032 Notes”) and none of the 2032 Notes were put back to us for repayment under the provision that allows the holders to put the notes to us annually.

        Our outstanding debt and amounts available under our credit facilities as of September 30, 2007 were as follows (dollars in millions):

	Debt Outstanding	Available Credit
Bank loans (due in less than 1 year)	$ 17.6
Commercial paper issued under
$2.5 billion Revolver due June 23, 2011	—	$2,500.0
Senior notes due April 15, 2016	995.8	—
Convertible notes due February 7, 2031	847.0	—
Convertible notes due July 31, 2032	727.0	—
Convertible notes due June 15, 2033	0.2	—
Convertible notes due July 1, 2038	467.3	—
Other debt	19.8	—

Total	$3,074.7	$2,500.0

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

        Our 2006 Form 10-K provides a detailed discussion of the market risks affecting our operations. No material change had occurred in our market risks from the disclosure contained in our 2006 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. As required by the Exchange Act Rule 13a-15(e) we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, our CEO and CFO concluded that as of September 30, 2007 our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 is appropriate.

        KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, has issued an attestation report on management’s assessment of Omnicom’s internal control over financial reporting as of December 31, 2006, dated February 26, 2007. There have not been any changes in our internal control over financial reporting during our third fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The information regarding legal proceedings described in Note 8 to the condensed consolidated financial statements set forth in Part I of this Report is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

        There have been no material changes to the risk factors disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        (c) The following table presents information with respect to purchases of our common stock made during the three months ended September 30, 2007 by us or any of our “affiliated purchasers.”

During the month in 2007:	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	200,000	$52.47	—	—
August	1,243,100	$51.21	—	—
September	278,100	$49.39	—	—

Total	1,721.200	$51.07	—	—

(1)	The shares were purchased in the open market for general corporate purposes.

Item 6. Exhibits

(a) Exhibits

31.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. ss.1350.
32.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. ss.1350.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNICOM GROUP INC.

Dated: October 26, 2007	/s/ Randall J. Weisenburger Randall J. Weisenburger Executive Vice President and Chief Financial Officer (on behalf of Omnicom Group Inc. and as Principal Financial Officer)

