Form 10-K
period 2007-12-31
OMNICOM GROUP INC
filed 2008-02-22
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For fiscal year ended December 31, 2007

Commission File Number: 1-10551

OMNICOM GROUP INC.
(Exact name of registrant as specified in its charter)

New York	13-1514814
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

437 Madison Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 415-3600

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which Registered
Common Stock, $.15 Par Value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |X| No |_|

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer |X| Accelerated filer |_| Non-accelerated filer |_|

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes |_| No |X|

        At February 11, 2008, 320,600,000 shares of Omnicom Common Stock, $.15 par value, were outstanding; the aggregate market value of the voting stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $17,252,000,000.

        Certain portions of Omnicom’s definitive proxy statement relating to its annual meeting of shareholders scheduled to be held on May 16, 2008 are incorporated by reference into Part III of this report.

OMNICOM GROUP INC.

ANNUAL REPORT ON FORM 10-K FOR
THE YEAR ENDED DECEMBER 31, 2007

*	The information regarding Executive Officers of the Registrant is included in Part I, Item 1, “Business.” Additional information called for by Items 10, 11, 12, 13 and 14, to the extent not included in this document, is incorporated herein by reference to the information to be included under the captions “Corporate Governance,” “Certain Transactions,” “Executive Compensation” and “Stock Ownership” in our definitive proxy statement, which is expected to be filed by April 4, 2008.

FORWARD LOOKING STATEMENTS

        Certain of the statements in this annual report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. These statements relate to future events or future financial performance and involve known and unknown risks and other factors that may cause our actual or our industry’s results, levels of activity or achievement to be materially different from those expressed or implied by any forward-looking statements. These risks and uncertainties, including those resulting from specific factors identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include, but are not limited to, our future financial condition and results of operations, changes in general economic conditions, competitive factors, changes in client communication requirements, the hiring and retention of personnel, our ability to attract new clients and retain existing clients, changes in government regulations impacting our advertising and marketing strategies, risks associated with assumptions we make in connection with our critical accounting estimates, legal proceedings, settlements, investigations and claims, and our international operations, which are subject to the risks of currency fluctuations and exchange controls. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are our present expectations. Actual events or results may differ. We undertake no obligation to update or revise any forward-looking statement, except as required by law.

AVAILABLE INFORMATION

        Our internet address is www.omnicomgroup.com at which we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission or the “SEC.” Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. Any document that we file with the SEC may also be read and copied at the SEC’s Public Reference Room located at Room 1580, 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our filings are also available from the SEC’s website at http://www.sec.gov and at the offices of the New York Stock Exchange.

PART I

Introduction

        This report is both our 2007 annual report to shareholders and our 2007 annual report on Form 10-K required under the federal securities laws.

        We are a strategic holding company. We provide professional services to clients through multiple agencies operating in all major markets around the world. Our companies provide advertising, marketing and corporate communications services. For simplicity, the terms “Omnicom,” “we,” “our” and “us” each refer to Omnicom Group Inc. and our subsidiaries unless the context indicates otherwise.

Item 1. Business

        Our Business: Omnicom, a strategic holding company, was formed in 1986 by the merger of several leading advertising, marketing and corporate communications companies. We are one of the largest advertising, marketing and corporate communications companies in the world and we operate in a highly competitive industry. The proliferation of media channels, including the rapid development of interactive technologies and mediums along with their integration within all offerings, have effectively fragmented mass audiences. These developments make it increasingly more difficult for marketers to reach their target audiences in a cost-effective way, causing them to turn to marketing service providers such as Omnicom for a customized mix of advertising and marketing communications services designed to make the best use of their total marketing expenditures.

        Our agencies, which operate in all major markets around the world, provide an extensive range of services which we group into four fundamental disciplines: traditional media advertising; customer relationship management (“CRM”); public relations; and specialty communications. The services included in these categories are:

advertising
brand consultancy
corporate social responsibility consulting
crisis communications
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

        Our business model was built and evolves around our clients. While our companies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. The fundamental premise of our business is to structure our business offerings and allocate our resources based on the specific requirements of our clients. As clients increase their demands for marketing effectiveness and efficiency, they have tended to consolidate their business with larger, multi-disciplinary agencies or integrated groups of agencies. Accordingly, our business model demands that multiple agencies within Omnicom collaborate in formal and informal virtual networks that cut across internal organizational structures to execute against our clients’specific marketing requirements. We believe that this organizational philosophy, and our ability to execute it, helps to differentiate us from our competition.

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

        The various components of our business and material factors that affected us in 2007 are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) of this report. None of our acquisitions in 2007, 2006 or 2005 were material to our consolidated financial position or results of operations. For information concerning our acquisitions, see Note 2 to our consolidated financial statements.

        Geographic Regions and Segments: Our total consolidated revenue is about evenly divided between U.S. and non-U.S. operations. For financial information concerning domestic and foreign operations and segment reporting, see our MD&A and Note 5 to our consolidated financial statements.

        Our Clients: Consistent with the fundamentals of our business strategy, our agencies serve similar clients, in similar industries, and in many cases the same clients, across a variety of geographic regions and locations. Our clients participate in virtually all industry sectors of the global economy. Furthermore, in many cases, our agencies or networks serve different product groups within the same clients served by other Omnicom agencies or networks. For example, our largest client was served by more than 100 of our agencies in 2007 and represented 2.8% of our 2007 consolidated revenue. No other client accounted for more than 2.4% of our consolidated 2007 revenue. Each of our top 100 clients was served, on average, by more than 40 of our agencies in 2007 and represented 46.2% of our 2007 consolidated revenue.

        Our Employees: At December 31, 2007, we employed approximately 70,000 people. We are not party to any significant collective bargaining agreements. The skill-sets of our workforce across our agencies and within each discipline are similar. Common to all is the ability to understand a client’s brand, its selling proposition and the ability to develop a unique message to communicate the value of the brand to the client’s target audience. Recognizing the importance of this core competency, we have established tailored training and education programs for our service professionals around this competency. See our MD&A for a discussion of the effect of salary and related costs on our historical results of operations.

        Executive Officers of the Registrant: Our executive officers as of February 15, 2008 are:

Name	Position	Age
Bruce Crawford	Chairman	79
John D. Wren	President and Chief Executive Officer	55
Randall J. Weisenburger	Executive Vice President and Chief Financial Officer	49
Michael Birkin	Vice Chairman	49
Peter Mead	Vice Chairman	68
Philip J. Angelastro	Senior Vice President Finance and Controller	43
Charles Brymer	President and Chief Executive Officer of DDB Worldwide	48
Thomas Carroll	President and Chief Executive Officer of TBWA Worldwide	52
Thomas L. Harrison	Chairman and Chief Executive Officer of Diversified Agency Services (“DAS”)	60
Michael J. O’Brien	Senior Vice President, General Counsel and Secretary	46
Andrew Robertson	President and Chief Executive Officer of BBDO Worldwide	47
Daryl D. Simm	Chairman and Chief Executive Officer of Omnicom Media Group	46

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

Charles Brymer was named President and CEO of DDB Worldwide in April 2006. Formerly, Mr. Brymer was the Chairman and CEO of Interbrand Group, a global brand consultancy firm.

Thomas Carroll was named Chief Executive Officer of TBWA Worldwide on December 17, 2007, having been made President of TBWA Worldwide in September 2006. From August 2004 until September 2006, Mr. Carroll served as Vice Chairman of TBWA Worldwide. Before that, he was President of TBWA Americas.

Michael O’Brien joined Omnicom Group Inc. in November 2003 and was appointed Senior Vice President, General Counsel and Secretary in December 2003. Before that, Mr. O’Brien was a partner in the law firm of Goodwin Procter LLP.

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

Additional information about our directors and executive officers appears under the captions “Corporate Governance,” “Certain Transactions,” “Election of Directors,” “Executive Compensation” and “Stock Ownership” in our definitive proxy statement, which is expected to be filed by April 4, 2008.

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

We may be impacted during periods of economic recession.

        Our business may be adversely affected by downturns in general economic conditions or during periods of economic recession due to potential reductions in client advertising, marketing and corporate communications budgets and overall spending levels. The effect of a reduction in any of these items could have a material adverse effect on our results of operations and financial condition.

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

        If we are required to satisfy a put to repurchase our convertible notes, we expect to have sufficient available cash and unused credit commitments to fund the put. We also believe that we will still have ample capacity under our existing credit commitments to meet our cash requirements for the normal course of our business operations after any put event. However, in the event that our existing credit commitments or our cash flow from operations were decreased, we could experience difficulties in funding our business operations and would have to seek additional funding alternatives as described more fully in our MD&A. Furthermore, the 2031, 2032, 2033 and 2038 Notes are convertible, at specified ratios if, in the case of the 2031 Notes and the 2032 Notes, our long-term debt credit ratings are downgraded to BBB or lower by Standard & Poor’s Ratings Service, or Baa3 or lower by Moody’s Investors Service or in the case of the 2033 and 2038 Notes to BBB- or lower by S&P, and Ba1 or lower by Moody’s. These events would not, however, result in an adjustment of the number of shares issuable upon conversion and would not accelerate the holder’s right to cause us to repurchase the notes.

Downgrades of our debt credit ratings could adversely affect us.

        Standard and Poor’s Rating Service currently rates our long-term debt A-, Moody’s Investors Service rates our long-term debt Baa1 and Fitch Ratings rates our long-term debt A-. Our short-term debt ratings are A2, P2 and F2 by the respective agencies. Our outstanding senior notes, convertible notes and our existing bank credit facility do not contain provisions that require acceleration of cash payment upon a downgrade. The interest rates and fees on our bank credit facility, however, would increase if our long-term debt credit rating is downgraded. Additionally, our access to the capital markets could be adversely affected by adverse changes to the short- or long-term debt credit ratings assigned to us by independent rating agencies.

We may be unsuccessful in evaluating material risks involved in completed and future acquisitions.

        We regularly review potential acquisitions of businesses we believe may be complementary to our businesses and client needs. As part of the review we conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in any particular transaction. Despite our efforts, we may be unsuccessful in ascertaining or evaluating all such risks. As a result, we might not realize the intended advantages of any given acquisition. If we fail to identify certain material risks from one or more acquisitions, our results of operations and financial condition could be adversely affected.

Goodwill may become impaired.

        We have recorded a significant amount of goodwill in our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) resulting from our acquisition activities, which principally represents the specialized know-how of the workforce at the agencies we have acquired. We annually test the carrying value of goodwill for impairment, as discussed in Note 1 to our consolidated financial statements. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. While we have concluded, for each year presented in our financial statements, that our goodwill is not impaired, future events could cause us to conclude that the asset values associated with a given operation may become impaired. Any resulting impairment loss could materially adversely affect our results of operations and financial condition.

Item 1B. Unresolved Staff Comments

        None.

Item 2. Properties

        We maintain office space in many major cities around the world. The facility requirements of our agencies are similar across geographic regions and disciplines and we believe that our facilities are in suitable and well-maintained condition for our current operations. Our facilities are primarily used for office and administrative purposes by our employees in performing professional services. Our principal corporate offices are at 437 Madison Avenue, New York, New York and One East Weaver Street, Greenwich, Connecticut. We also maintain executive offices in London, England, Shanghai, China and Tokyo, Japan.

        Substantially all of our office space is leased from third parties with varying expiration dates ranging from one to 20 years. Certain of our leases are subject to rent reviews or contain various escalation clauses and certain of our leases require us to pay various operating expenses, which may also be subject to escalation. Leases are generally denominated in the local currency of the operating entity. Our consolidated office rent expense was $384.7 million in 2007, $351.9 million in 2006 and $352.6 million in 2005, after reduction for rents received from subleases of $22.4 million, $22.3 million and $23.5 million, respectively.

        Our obligations for future minimum base rents under terms of non-cancelable real estate leases reduced by rents receivable from non-cancelable subleases are (in millions):

Net Rent
2008	$356.7
2009	324.7
2010	287.3
2011	243.2
2012	208.0
Thereafter	760.3

        See Note 10 to our consolidated financial statements for a discussion of our lease commitments and our MD&A for the impact of leases on our operating expenses.

Item 3. Legal Proceedings

        Beginning on June 13, 2002, several putative class actions were filed against us and certain senior executives in the United States District Court for the Southern District of New York. The actions have since been consolidated under the caption In re Omnicom Group Inc. Securities Litigation, No. 02-CV-4483 (RCC), on behalf of a proposed class of purchasers of our common stock between February 20, 2001 and June 11, 2002. The consolidated complaint alleges, among other things, that our public filings and other public statements during that period contained false and misleading statements or omitted to state material information relating to (1) our calculation of the organic growth component of period-to-period revenue growth, (2) our valuation of and accounting for certain internet investments made by our Communicade Group (“Communicade”), which we contributed to Seneca Investments LLC (“Seneca”) in 2001, and (3) the existence and amount of certain contingent future obligations in respect of acquisitions. The complaint seeks an unspecified amount of compensatory damages plus costs and attorneys’ fees. Defendants moved to dismiss the complaint and on March 28, 2005, the court dismissed portions (1) and (3) of the complaint detailed above. The court’s decision denying the defendants’ motion to dismiss the remainder of the complaint did not address the ultimate merits of the case, but only the sufficiency of the pleading. Defendants have answered the complaint. Discovery concluded in the second quarter of 2007. On April 30, 2007, the court granted plaintiff’s motion for class certification, certifying the class proposed by plaintiffs. In the third quarter of 2007 defendants filed a motion for summary judgment on plaintiff’s remaining claim. On January 28, 2008, the court granted defendants’ motion in its entirety, dismissing all claims and directing the court to close the case. On February 4, 2008, the plaintiffs filed a notice of intent to appeal that decision to the United States Court of Appeals for the Second Circuit.

        In addition, on June 28, 2002, a derivative action was filed on behalf of Omnicom in New York state court. On February 18, 2005, a second shareholder derivative action, again purportedly brought on behalf of the Company, was filed in New York state court. The derivative actions have been consolidated before one New York State Justice and the plaintiffs have filed an amended consolidated complaint. The consolidated derivative complaint questions the business judgment of certain current and former directors of Omnicom, by challenging, among other things, the valuation of and accounting for the internet investments made by Communicade and the contribution of those investments to Seneca. The consolidated complaint alleges that the defendants breached their fiduciary duties of good faith. The lawsuit seeks from the directors the amount of profits received from selling Omnicom stock and other unspecified damages to be paid to the Company, as well as costs and attorneys’ fees. The defendants moved to dismiss the derivative complaint on the procedural ground that plaintiffs had failed to make a demand on the board. On June 27, 2006, the trial court entered a decision denying the motion to dismiss. The decision did not address the merits of the allegations, but rather accepted the allegations as true for the purposes of the motion (as the Court was required to do) and excused plaintiffs from making a demand on the board. In the first quarter of 2007, defendants appealed the trial court’s decision. On September 25, 2007, the New York Supreme Court, Appellate Division, First Department issued a decision reversing the trial court and dismissing the derivative claims. Plaintiffs served defendants with a motion seeking reargument of the appeal or, in the alternative, for permission to appeal the decision to the Court of Appeals, New York’s highest court. On January 31, 2008, the court denied the plaintiff’s motion.

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

Item 4. Submission of Matters to a Vote of Security Holders

        Our annual shareholders’ meeting has historically been held in the second quarter of the year. No matters were submitted to a vote of our shareholders during the last quarter of 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common shares are listed on the New York Stock Exchange under the symbol “OMC.” On February 11, 2008, we had 2,995 holders of record of our common shares. On June 25, 2007, pursuant to a two-for-one stock split which was effected in the form of a 100% stock dividend, each shareholder received one additional share of Omnicom Group Inc. common stock for each share held on June 6, 2007. In connection with the stock split, quarterly high and low common share sales prices, dividends paid, dividends declared, all current and prior period earnings per share data, share amounts and other per share data have been adjusted to reflect the stock split in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings per Share.”

        The table below shows the range of quarterly high and low sales prices reported on the New York Stock Exchange Composite Tape for our common shares and the dividends paid per share for these periods.

Period	High	Low	Dividends Paid Per Share
Q1 2006	$43.53	$39.38	$0.125
Q2 2006	48.32	40.92	0.125
Q3 2006	47.39	42.06	0.125
Q4 2006	53.03	46.51	0.125

Q1 2007	$53.45	$50.29	$0.125
Q2 2007	54.68	50.56	0.125
Q3 2007	55.45	47.41	0.150
Q4 2007	53.07	45.82	0.150

        The following table presents information with respect to purchases of common stock made during the three months ended December 31, 2007, by us or any of our “affiliated purchasers.”

During the month:	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
October 2007	100,000	$49.50	—	—
November 2007	670,000	49.91	—	—
December 2007	293,900	48.33	—	—

Total	1,063,900	$49.43	—	—

(1)	The shares were purchased in the open market for general corporate purchases.

Item 6. Selected Financial Data

        The following selected financial data should be read in conjunction with our consolidated financial statements and related notes that begin on page F-1 of this report, as well as our MD&A.

        In accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”), we elected, effective January 1, 2004, to account for stock-based employee compensation using the fair value method. As a result, the fair value of stock-based employee compensation, including unvested employee stock options issued and outstanding, was recorded as an expense in the current period and all prior periods presented utilizing the retroactive restatement method as set forth in SFAS 148. Accordingly, our results for the prior periods have been restated as if we had used the fair value method to account for stock-based employee compensation.

	(Dollars in millions, except per share amounts)
For the years ended December 31:	2007	2006	2005	2004	2003
Revenue	$12,694.0	$11,376.9	$10,481.1	$9,747.2	$8,621.4
Operating Profit	1,659.1	1,483.5	1,339.8	1,215.4	1,091.9
Income After Income Taxes	1,048.2	925.0	845.3	782.5	696.1
Net Income	975.7	864.0	790.7	723.5	631.0
Net Income Per Common Share:
Basic	2.99	2.52	2.19	1.95	1.68
Diluted	2.95	2.50	2.18	1.94	1.68
Dividends Declared Per
Common Share	0.575	0.500	0.4625	0.450	0.400

	(Dollars in millions, except per share amounts)
As of December 31:	2007	2006	2005	2004	2003
Cash, cash equivalents and
short-term investments	$ 1,841.0	$ 1,928.8	$ 1,209.9	$ 1,739.6	$ 1,548.9
Total Assets	19,271.7	17,804.7	15,919.9	16,002.4	14,620.0
Long-Term Obligations:
Long-term debt	1,013.2	1,013.2	18.2	19.1	197.3
Convertible notes	2,041.5	2,041.5	2,339.3	2,339.3	2,339.3
Deferred compensation and
other liabilities	481.2	305.8	298.4	309.1	326.5

        On June 25, 2007, pursuant to a two-for-one stock split which was effected in the form of a 100% stock dividend, each shareholder received one additional share of Omnicom Group Inc. common stock for each share held on June 6, 2007. In connection with the stock split, dividends declared and all current and prior period earnings per share data have been adjusted to reflect the stock split in accordance with SFAS No. 128 “Earnings per Share.”

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

        Improving economic conditions in recent years, combined with business trends that include our clients increasingly expanding the focus of their brand strategies from national markets to pan-regional and global markets and migrating from traditional marketing channels to non-traditional channels, as well as the emergence of new media outlets utilizing interactive technologies, have positively affected our business and our industry. Additionally, in an effort to gain greater efficiency and effectiveness from their total marketing dollars, clients are increasingly requiring greater coordination of marketing activities and concentrating these activities with a smaller number of service providers.

        In prior years, our industry was negatively affected during periods of economic downturn and geopolitical unrest. During these times, our industry experienced slower growth rates and industry-wide margin contraction. However, during these periods, we continued to invest in our businesses and our personnel and took action to reduce costs at some of our agencies to address these changing economic circumstances. Although future economic conditions are uncertain, as a result of these previous actions, our past experience during a slowing economy and the diversification of our businesses geographically and by service offering, we believe we can continue to invest in our business if future periods of economic slowdown occur.

        The diversity and balance of our portfolio of companies and service offerings have enabled us to continue to grow our revenue, operating income, net income and earnings per share. In the United States, revenue grew at a rate of 8.2% in 2007, which is above our prior year’s rate of 7.8%. On a constant currency basis, revenue growth for our international business increased by 7.2% in 2007, which is a decrease from our prior year’s rate of 7.9%. Overall, in the past year, we believe that our businesses have performed well across our operating regions. In addition, we expect to continue to increase our investment in the Asian market which we believe will grow rapidly in the future. We also plan to focus on businesses that will complement and enhance our existing strategic platforms and service capabilities to better serve our clients in various regions.

        In 2007, we experienced an increase in our operating margins over the previous year. This improvement is the result of our new business initiatives and wins, as well as our cost management actions. Our operating margin for 2007 was 13.1% compared to 13.0% in 2006. We will continue our efforts to align our costs with business levels on a location-by-location basis and pursue a strategy of optimizing our operating margins while maintaining a high level of investment in our people and our businesses.

        Given our size and breadth, we manage our business by monitoring several financial indicators. The key indicators that we review are revenue and operating expenses.

        We analyze revenue growth by reviewing the components and mix of the growth, including growth by major geographic location, growth by major marketing discipline, growth from currency fluctuations, growth from acquisitions and growth from our largest clients.

        In recent years, our revenue has been divided almost evenly between domestic and international operations. In 2007, our overall revenue growth was 11.6%, of which 3.8% was related to changes in foreign exchange rates and 0.7% was related to the acquisition of entities, net of entities disposed. The remainder, 7.1%, was organic growth.

        In 2007, traditional media advertising represented about 43% of the total revenue and grew by 12.0% over the prior year. CRM represented about 37% of the total revenue and grew by 14.1% over the previous year. Public relations represented about 10% of the total revenue and grew by 11.1% over the prior year and specialty communications represented about 10% of total revenue and grew by 2.5% over the prior year.

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

        Because we are a service business, we monitor salary and service costs and office and general costs as a percentage of revenue. Salary and service costs tend to fluctuate in conjunction with changes in revenue. Office and general expenses, which are not directly related to servicing clients, are less directly linked to changes in our revenues than salary and service costs. These costs tend to increase as revenue increases, however, the rate of increase in these expenses could be more, or less than the rate of increase in our revenues. During 2007, salary and service costs were relatively stable at 71.0% of revenue versus 71.1% of revenue in 2006. This level of expense corresponds with increased revenue levels and the necessary increases in direct salaries, salary-related costs and freelance labor costs necessary to deliver our services and pursue new business initiatives, as well as increases in incentive-based compensation costs. Office and general expenses increased slightly during 2007 to 16.0% of revenue from 15.9% in 2006, but remained flat year-over-year on a constant currency basis.

        Our net income for 2007 increased by 12.9% to $975.7 million from $864.0 million in 2006 and our diluted EPS increased by 18.0% to $2.95 from $2.50 in the prior year for the reasons described above, as well as the impact of the reduction in our weighted average shares outstanding for the year. This reduction was the result of our purchases of treasury shares net of option exercises and share issuances under our employee stock purchase plan.

Critical Accounting Policies and New Accounting Pronouncements

Critical Accounting Policies

        We have prepared the following summary of our critical accounting policies to assist the reader in better understanding our financial statements and the related MD&A. We believe that the following policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. Readers are encouraged to consider this summary together with our consolidated financial statements and the related notes to our consolidated financial statements, including our discussion in Note 1 setting forth our accounting policies in greater detail, for a more complete understanding of critical accounting policies discussed below.

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

        A fair value approach is used in testing goodwill for impairment under SFAS 142 and when evaluating cost-based investments, which consist of ownership interests in non-public companies, to determine if an other-than-temporary impairment has occurred. We consider and use several comparable market participant measurements to determine fair value, including consideration of similar and recent transactions and when available and as appropriate, we use comparative market multiples. We also use a discounted expected cash flow methodology. Numerous estimates and assumptions have to be made when completing a discounted expected cash flow valuation, including estimates and assumptions regarding interest rates, appropriate discount rates and capital structure. Additionally, estimates must be made regarding revenue growth, operating margins, tax rates, working capital requirements and capital expenditures. Judgment is required when determining fair value, including when we evaluate the applicability of similar and recent transactions, and when determining the appropriate comparative market multiples to be used. Actual results of operations, cash flows and other factors used in a discounted expected cash flow valuation will likely differ from the estimates used and it is possible that differences could be material. Additional information about impairment testing under SFAS 142 and valuation of cost-based investments appears in Note 1 to our consolidated financial statements, as well as Note 6 with respect to our cost-based investments.

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

        Acquisitions and Goodwill: We have historically made and expect to continue to make selective acquisitions. In making acquisitions, the price we pay is determined by various factors, including specialized know-how, reputation, competitive position, geographic coverage and service offerings, as well as our experience and judgment. The amount we paid for acquisitions, including cash, stock and assumption of net liabilities, totaled $378.3 million in 2007 and $311.4 million in 2006. Approximately 42% and 51%, respectively, of these amounts related to contingent purchase price obligations, sometimes referred to as earn-outs, paid during the respective year related to acquisitions previously completed.

        A summary of our contingent purchase price obligations and obligations to purchase additional interests in certain subsidiary and affiliate companies is set forth in the “Liquidity and Capital Resources” section of this MD&A. The amount of contingent purchase price obligations and obligations to purchase additional interests in certain subsidiary and affiliate companies are based on future performance. Contingent purchase price obligations are accrued, in accordance with GAAP, when the contingency is resolved and payment is certain.

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

        In December 2007, the FASB issued SFAS 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will be effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited and SFAS 141R will apply to business combinations entered into after January 1, 2009. We will adopt SFAS 141R on January 1, 2009. SFAS 141R will require, among other things that: the acquirer record 100% of the assets acquired and liabilities assumed even when less than 100% of the target is acquired; all transaction costs and expenses be expensed as incurred; and, a liability for contingent purchase price obligations (earn-outs), if any, be recorded at the acquisition date and remeasured at fair value and included in earnings in each subsequent reporting period.

        Additional information about acquisitions and goodwill appears in Notes 1 and 2 to our consolidated financial statements.

        Revenue Recognition: Substantially all of our revenue is derived from fees for services or a rate per hour, or equivalent basis, and revenue is realized when the service is performed in accordance with terms of each client arrangement, upon completion of the earnings process and when collection is reasonably assured. We record revenue net of sales tax, use tax and value added tax. Certain of our businesses earn a portion of their revenue as commissions based upon performance in accordance with client arrangements.

        These principles are the foundation of our revenue recognition policy and apply to all client arrangements in each of our service disciplines – traditional media advertising, CRM, public relations and specialty communications.

        More specifically, in compliance with Staff Accounting Bulletin (“SAB”) 101 “Revenue Recognition in Financial Statements” (“SAB 101”), as updated by SAB 104 “Revenue Recognition” (“SAB 104”), our policy requires the following key elements to be satisfied prior to recognizing revenue: persuasive evidence of an arrangement must exist; the sales price must be fixed or determinable; delivery, performance and acceptance must be in accordance with the client arrangement and collection is reasonably assured.

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

        Employee Stock-Based Compensation: On January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). Our outstanding stock-based compensation awards are principally stock options and restricted stock. In accordance with SFAS 123R, because our awards are share settled, we record employee stock-based compensation at fair value on the date of grant. On January 1, 2004, we had elected to adopt SFAS 123, as amended by SFAS 148 and, as provided by SFAS 148, we elected to apply it retroactively. Accordingly, our Net Income for all years presented includes a compensation charge for the grant date fair value of all stock-based compensation awards in the respective year the award was earned.

        As a result of our election in 2004 to adopt SFAS 123, as amended by SFAS 148, the adoption of SFAS 123R in 2006 did not have a significant effect on our financial statements. SFAS 123R requires, among other things, that we record stock-based compensation net of an estimate for awards that are expected to be forfeited. On January 1, 2006, we recorded an increase to our Operating Income and Net Income of $3.6 million and $2.0 million, respectively, as a result of the cumulative effect of this change in accounting for forfeitures. However, because this adjustment was not significant, we did not present it on an after-tax basis as a cumulative effect of an accounting change on our income statement.

        In estimating the grant date of fair value stock option awards, we use certain assumptions and estimates to derive fair value, such as expected term, rate of risk free interest, volatility and dividend yield. If different assumptions and estimates were used, the amounts charged to compensation expense would be different. However, due to limited stock option award activity in the past several years and given that most stock option awards that are outstanding have been fully expensed in our financial statement, the impact of using different assumptions and estimates would not be material on our current results of operations.

        Pre-tax stock-based employee compensation expense for the years ended December 31, 2007, 2006 and 2005, was $68.7 million, $71.1 million and $87.0 million, respectively. Information about our specific awards and stock plans can be found in Note 7 to our consolidated financial statements.

        Additional information regarding the changes required by SFAS 123R and its impact on our financial statements can be found in Note 1 and Note 7 to our consolidated financial statements.

New Accounting Pronouncements

        In addition to those discussed previously, additional information regarding new accounting pronouncements can also be found in Note 13 to our consolidated financial statements. Note 1 to our consolidated financial statements also includes a summary of our significant accounting policies.

Financial Results from Operations — 2007 Compared with 2006

	Year Ended December 31, (Dollars in millions, except per share amounts)
	2007	2006
Revenue	$12,694.0	$11,376.9
Operating Expenses:
Salary and service costs	9,008.2	8,087.8
Office and general expenses	2,026.7	1,805.6

	11,034.9	9,893.4

Operating Profit	1,659.1	1,483.5
Net Interest Expense:
Interest expense	106.9	124.9
Interest income	(32.9)	(33.3)

	74.0	91.6

Income Before Income Taxes	1,585.1	1,391.9
Income Taxes	536.9	466.9

Income After Income Taxes	1,048.2	925.0

Equity in Earnings of Affiliates	38.4	29.6
Minority Interests	(110.9)	(90.6)

Net Income	$ 975.7	$ 864.0

Net Income Per Common Share:
Basic	$ 2.99	$ 2.52
Diluted	2.95	2.50
Dividends Declared Per Common Share	$ 0.575	$ 0.500

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

        Our 2007 consolidated worldwide revenue increased 11.6% to $12,694.0 million from $11,376.9 million in 2006. The effect of foreign exchange impacts increased worldwide revenue by $436.8 million. Acquisitions, net of dispositions, increased 2007 worldwide revenue by $77.7 million and organic growth increased worldwide revenue by $802.6 million. The components of total 2007 revenue growth in the U.S. (“domestic”) and the remainder of the world (“international”) are summarized below (dollars in millions):

	Total		Domestic		International
	$	%	$	%	$	%
December 31, 2006	$11,376.9	—	$6,194.0	—	$5,182.9	—
Components of revenue changes:
Foreign exchange impact	436.8	3.8%	—	—	436.8	8.4%
Acquisitions, net of dispositions	77.7	0.7%	42.5	0.7%	35.2	0.7%
Organic	802.6	7.1%	467.7	7.6%	334.9	6.5%

December 31, 2007	$12,694.0	11.6%	$6,704.2	8.2%	$5,989.8	15.6%

        The components and percentages are calculated as follows:

•	The foreign exchange impact component shown in the table is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $12,257.2 million for the Total column in the table).

The foreign exchange impact equals the difference between the current period revenue in U.S. Dollars and the current period revenue in constant currency (in this case $12,694.0 million less $12,257.2 million for the Total column in the table).
•	The acquisition component shown in the table is calculated by aggregating the applicable prior period revenue of the acquired businesses. Netted against this number is the revenue of any business included in the prior period reported revenue that was disposed of subsequent to the prior period.
•	The organic component shown in the table is calculated by subtracting both the foreign exchange and acquisition revenue components from total revenue growth.
•	The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $11,376.9 million for the Total column in the table).

        The components of 2007 revenue and revenue growth compared to 2006 in our primary geographic markets are summarized and discussed below (dollars in millions):

	Revenue	% Growth
United States	$ 6,704.2	8.2%
Euro Markets	2,709.7	16.9%
United Kingdom	1,393.8	13.3%
Other	1,886.3	15.3%

Total	$12,694.0	11.6%

        As indicated, foreign exchange impacts increased our international revenue by $436.8 million for 2007. The most significant impacts resulted from the strengthening of the Euro, British Pound, Australian Dollar and Brazilian Real against the U.S. Dollar, which was offset primarily by the decline of the Japanese Yen against the U.S. Dollar. Assuming exchange rates at January 31, 2008 remain unchanged, we expect foreign exchange impacts to increase our full-year 2008 consolidated revenue by between 1.5% and 2.5%. Additional geographic information relating to our business is contained in Note 5 to our consolidated financial statements.

        Due to a variety of factors, in the normal course, our agencies both gain and lose business from clients each year. The net result in 2007, and historically each year for us as a whole, was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with our largest clients. Revenue from our single largest client represented 2.8% of our worldwide revenue in 2007 and 3.6% in 2006. No other client represented more than 2.4% in 2007 or more than 2.9% in 2006. Our ten largest and 100 largest clients represented 16.7% and 46.2% of our 2007 worldwide revenue, respectively, and 18.3% and 46.2% of our 2006 worldwide revenue, respectively.

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

	Year Ended December 31, (Dollars in millions)
	2007		2006		2007 vs 2006
	Revenue	% of Revenue	Revenue	% of Revenue	$ Growth	% Growth
Traditional media advertising	$ 5,463.7	43.0%	$ 4,879.2	42.9%	$ 584.5	12.0%
CRM	4,645.7	36.6%	4,072.6	35.8%	573.1	14.1%
Public relations	1,273.1	10.0%	1,145.8	10.1%	127.3	11.1%
Specialty communications	1,311.5	10.4%	1,279.3	11.2%	32.2	2.5%

	$12,694.0		$11,376.9		$1,317.1	11.6%

        Operating Expenses: Our 2007 worldwide operating expenses increased $1,141.5 million, or 11.5%, to $11,034.9 million from $9,893.4 million in 2006, as shown below.

	Year Ended December 31, (Dollars in millions)
	2007			2006			2007 vs 2006
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Growth	% Growth
Revenue	$12,694.0			$11,376.9			$1,317.1	11.6%
Operating Expenses:
Salary and service costs	9,008.2	71.0%	81.6%	8,087.8	71.1%	81.7%	920.4	11.4%
Office and general expenses	2,026.7	16.0%	18.4%	1,805.6	15.9%	18.3%	221.1	12.2%

Total Operating Expenses	11,034.9	86.9%		9,893.4	87.0%		1,141.5	11.5%

Operating Profit	$ 1,659.1	13.1%		$ 1,483.5	13.0%		$ 175.6	11.8%

        Because we provide professional services, salary and service costs represent the largest part of our operating expenses. During 2007, we continued to invest in our businesses and their professional personnel. As a percentage of total operating expenses, salary and service costs were 81.6% in 2007 and 81.7% in 2006. These costs are comprised of salary and related costs and direct service costs. Most, or $920.4 million and 80.6%, of the $1,141.5 million increase in total operating expenses in 2007 resulted from increases in salary and service costs. This increase was attributable to the increase in our revenue in 2007 and the necessary increases in the direct costs required to deliver our services and pursue new business initiatives, including direct salaries, salary related costs and direct service costs, including freelance labor costs and direct administrative costs, such as travel, as well as increases in incentive-based compensation costs. This increase was partially offset by reductions in employee stock-based compensation expense. As a result, salary and service costs as a percentage of revenue were relatively stable year-to-year at 71.1% in 2006 compared to 71.0% in 2007.

        Office and general expenses represented 18.4% and 18.3% of our operating expenses in 2007 and 2006, respectively. These costs are comprised of office and equipment rents, technology costs and depreciation, amortization of identifiable intangible assets, professional fees and other overhead expenses. As a percentage of revenue, office and general expenses increased marginally in 2007 from 15.9% to 16.0%, but remained flat year-over-year on a constant currency basis. These costs are less directly linked to changes in our revenues than our salary and service costs. Although they tend to increase as our revenues increase, the rate of increase could be more, or less than the rate of increase in our revenues.

        We expect we will continue our efforts to align our costs with business levels on a location-by-location basis and pursue a strategy of optimizing our operating margins and maintaining a high level of investment in our people and our businesses as we look for ways to increase the variability of our cost structure.

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

        Net Interest Expense: Our net interest expense decreased by $17.6 million in 2007 to $74.0 million, as compared to $91.6 million in 2006. Our gross interest expense decreased by $18.0 million to $106.9 million. The decrease was primarily impacted by interest expense savings associated with the amortization in accordance with Emerging Issues Task Force (“EITF”) No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”), of supplemental interest payments made with respect to our 2031 and 2032 Notes that were made in 2006, but not in 2007. This reduction was offset by $14.7 million of additional interest costs in the first quarter of 2007, compared to the first quarter of 2006, related to the issuance in late March 2006 of our 5.90% Senior Notes due April 15, 2006 (“Senior Notes”). During the third quarter of 2007, volatility in the financial markets resulted in an increase in borrowing spreads in the commercial paper markets. To mitigate the effect of these increased spreads, we arranged for $300 million in unsecured uncommitted lines of credit and shifted funding a portion of our daily needs to these lines from our commercial paper program. There were no borrowings outstanding under these lines at December 31, 2007, as these lines were terminated during the fourth quarter of 2007.

        In February 2008, we offered to pay a supplemental interest payment of $9.00 per $1,000 principal amount of notes to holders of our 2031 Notes as of February 4, 2008 who did not put their notes back to us. None of the 2031 Notes were put back to us and on February 8, 2008, noteholders were paid a total supplemental interest payment of $7.6 million that will be amortized ratably over a 12-month period to the next put date in accordance with EITF 96-19. Because we made a supplemental interest payment on our 2031 Notes in 2008, but we did not make a similar interest payment in 2007, interest expense will increase by $7.0 million in 2008.

        See “Liquidity and Capital Resources” for a discussion of our indebtedness and related matters.

        Income Taxes: Our 2007 consolidated effective income tax rate was 33.9%, which is up slightly from our 2006 rate of 33.5%. Excluding the net reduction in income tax expense in 2006 resulting from the resolution of uncertainties in the third quarter related to changes in certain tax laws, that was somewhat offset by a high book tax rate related to dispositions in the third quarter of 2006, the tax rate in 2006 would have been 33.7% which is more in line with the 2007 rate. In connection with our adoption of FIN 48, there was no significant change to our effective tax rate in 2007.

        Earnings Per Share (EPS): For the foregoing reasons, our net income in 2007 increased $111.7 million, or 12.9%, to $975.7 million from $864.0 million in 2006. Diluted earnings per share increased 18.0% to $2.95 in 2007, as compared to $2.50 in the prior year for the reasons described above, as well as the impact of the reduction in our weighted average shares outstanding for the year. The reduction in our weighted average common shares outstanding was the result of our purchases throughout 2006 and 2007 of treasury shares, net of shares issued upon option exercises and shares issued under our employee stock purchase plan.

Financial Results from Operations — 2006 Compared with 2005

	Year Ended December 31, (Dollars in millions, except per share amounts)
	2006	2005
Revenue	$11,376.9	$10,481.1
Operating Expenses:
Salary and service costs	8,087.8	7,412.9
Office and general expenses	1,805.6	1,728.4

	9,893.4	9,141.3

Operating Profit	1,483.5	1,339.8
Net Interest Expense:
Interest expense	124.9	78.0
Interest income	(33.3)	(18.8)

	91.6	59.2

Income Before Income Taxes	1,391.9	1,280.6
Income Taxes	466.9	435.3

Income After Income Taxes	925.0	845.3

Equity in Earnings of Affiliates	29.6	27.6
Minority Interests	(90.6)	(82.2)

Net Income	$ 864.0	$ 790.7

Net Income Per Common Share:
Basic	$ 2.52	$ 2.19
Diluted	2.50	2.18
Dividends Declared Per Common Share	$ 0.500	$ 0.4625

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

        Our 2006 consolidated worldwide revenue increased 8.5% to $11,376.9 million from $10,481.1 million in 2005. The effect of foreign exchange impacts increased worldwide revenue by $72.3 million. Acquisitions, net of dispositions, increased 2006 worldwide revenue by $25.9 million and organic growth increased worldwide revenue by $797.6 million. The components of total 2006 revenue growth in the U.S. (“domestic”) and the remainder of the world (“international”) are summarized below (dollars in millions):

	Total		Domestic		International
	$	%	$	%	$	%
December 31, 2005	$10,481.1	—	$5,743.9	—	$ 4,737.2	—
Components of revenue changes:
Foreign exchange impact	72.3	0.7%	—	—	72.3	1.5%
Acquisitions, net of dispositions	25.9	0.2%	34.6	0.6%	(8.7)	(0.2)%
Organic	797.6	7.6%	415.5	7.2%	382.1	8.1%

December 31, 2006	$11,376.9	8.5%	$6,194.0	7.8%	$ 5,182.9	9.4%

        The components and percentages are calculated as follows:

•	The foreign exchange impact component shown in the table is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $11,304.6 million for the Total column in the table).

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

        The components of 2006 revenue and revenue growth compared to 2005 in our primary geographic markets are summarized and discussed below (dollars in millions):

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

        Earnings Per Share (EPS): For the foregoing reasons, our net income in 2006 increased $73.3 million, or 9.3%, to $864.0 million from $790.7 million in 2005. Diluted earnings per share increased 14.7% to $2.50 in 2006, as compared to $2.18 in the prior year for the reasons described above, as well as the impact of the reduction in our weighted average shares outstanding for the year. This reduction in our weighted average common shares outstanding was the result of our purchases of treasury shares net of shares issued upon option exercises and share issuances under our employee stock purchase plan. A substantial portion of our treasury share repurchases were made in connection with an accelerated share repurchase (“ASR”) program described in our Liquidity and Capital Resource discussion.

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

        Our principal discretionary cash requirements include dividend payments to our shareholders, repurchases of our common stock, payments for strategic acquisitions and capital expenditures. Our discretionary spending is funded from operating cash flow, cash on hand and short-term investments. In addition, in any given year, depending on the level of discretionary activity, we may use other sources of available funding, such as the liquidation of short-term investments or the issuance of commercial paper to finance these activities.

        We have a seasonal working capital cycle. Working capital requirements are lowest at year-end. The fluctuation in working capital requirements between the lowest and highest points during the course of the year can be more than $1.5 billion. This cycle occurs because our businesses incur costs on behalf of our clients, including when we place media and incur production costs. We generally require collection from our clients prior to our payment for the media and production cost obligations. During the year, we manage liquidity through our credit facilities as discussed below under “Cash Management.” At December 31, 2007, our cash and cash equivalents increased by $53.7 million from December 31, 2006. The components of the increase in 2007 are summarized below (dollars in millions):

SOURCES
Cash Flow from Operations		$ 1,599.3
Eliminate changes in net working capital		(243.8)

Subtotal, Principal Cash Sources		1,355.5

USES
Capital expenditures	$(223.0)
Dividends paid	(182.8)
Acquisition payments, net of cash acquired	(358.8)
Purchase of treasury shares (net of proceeds from stock option exercises and stock sold in our employee stock purchase plan
of $100.9 million)	(798.8)

Subtotal, Principal Discretionary Cash Uses		(1,563.4)

Discretionary Cash Uses in Excess of Principal Cash Sources		(207.9)
Exchange rate changes		(64.4)
Other, principally net proceeds from sales of short-term investments		82.2
Addback changes in net working capital		243.8

Increase in cash and cash equivalents		$ 53.7

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

        Contractual Obligations and Other Commercial Commitments: We enter into numerous contractual and commercial undertakings in the normal course of our business. The following table summarizes information about certain of our obligations as of December 31, 2007 and should be read together with Note 3 (Bank loans and lines of credit), Note 4 (Long-term debt and convertible notes), Note 8 (Income taxes), Note 10 (Commitments and contingent liabilities), Note 11 (Fair value of financial instruments) and Note 12 (Financial instruments and market risk) to our consolidated financial statements.

	Due in Less than 1 Year	Due in 1 to 3 Years	Due in 3 to 5 Years	Due in more than 5 Years	Total
Contractual Obligations at December 31, 2007	(Dollars in millions)
Long-term debt	$ 2.6	$ 16.8	$ 0.4	$ 996.0	$1,015.8
Convertible notes	—	—	—	2,041.5	2,041.5
Lease obligations	442.7	694.4	468.8	763.9	2,369.8
Uncertain tax positions	3.3	—	63.9	—	67.2
Other	5.5	—	—	—	5.5

Total	$454.1	$711.2	$533.1	$3,801.4	$5,499.8

        As more fully described below under the heading “Debt Instruments, Guarantees and Related Covenants,” the holders of the convertible notes included in the table above have the right to cause us to repurchase up to the entire aggregate face amount of the notes then outstanding for par value at certain dates in the future. If these rights were exercised at the earliest possible future date, as set forth in Note 4 to our consolidated financial statements, $2,041.5 million of convertible notes could be due in less than one year.

        Our liability for uncertain tax positions is subject to uncertainty as to when or if the liability will be paid. We have assigned the liability to the period(s) presented based on our judgment as to when these liabilities will be resolved by the appropriate taxing authorities.

	Due in Less than 1 Year	Due in 1 to 3 Years	Due in 3 to 5 Years	Due in more than 5 Years	Total
Other Contractual Obligations at December 31, 2007	(Dollars in millions)
Lines of credit	$ —	$ —	$—	$ —	$ —
Guarantees and letters of credit	0.6	0.2	—	0.1	0.9

Total	$0.6	$0.2	$—	$0.1	$0.9

        As discussed above, in the normal course of business, our agencies enter into various contractual media commitments on behalf of our clients at levels substantially exceeding our revenue. These commitments are included in our accounts payable balance when the media services are delivered by the providers. Historically, we have not experienced significant losses for media commitments entered into on behalf of our clients and we believe that we do not have substantial exposure to potential losses of this nature in the future as we monitor closely the credit worthiness of our clients. In the event that we are committed to the media services and our client has not paid us, we believe that the risk of material loss is minimal because in the normal course of business we have reasonable options available to us to substantially mitigate potential losses.

        Contingent Acquisition Obligations: Certain of our acquisitions are structured with contingent purchase price obligations, often referred to as earn-outs. We utilize contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period. These payments are not contingent upon future employment. The amount of future contingent purchase price payments that we would be required to pay for prior acquisitions, assuming that the businesses perform over the relevant future periods at their current profit levels, is approximately $378 million as of December 31, 2007. The ultimate amounts payable cannot be predicted with reasonable certainty because they are dependent upon future results of operations of the subject businesses and are subject to changes in foreign currency exchange rates. In accordance with U.S. GAAP, we have not recorded a liability for these items on our balance sheet since the definitive amount is not determinable or distributable. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. Our obligations change from period to period primarily as a result of payments made during the current period, changes in the acquired entities’ performance and changes in foreign currency exchange rates. These differences could be significant. The contingent purchase price obligations as of December 31, 2007, calculated assuming that the acquired businesses perform over the relevant future periods at their current profit levels, are as follows:

(Dollars in millions)
2008	2009	2010	2011	Thereafter	Total
$173	$88	$90	$26	$1	$378

        In addition, owners of interests in certain of our subsidiaries or affiliates have the right in certain circumstances to require us to purchase additional ownership interests in those companies. Assuming that the subsidiaries and affiliates perform over the relevant periods at their current profit levels, the aggregate amount we could be required to pay in future periods is approximately $314 million, $208 million of which relates to obligations that are currently exercisable. If these rights are exercised, there would likely be an increase in our net income as a result of our increased ownership and the reduction of minority interest expense. The ultimate amount payable relating to these transactions will vary because it is primarily dependent on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates. The actual amount that we pay is likely to be different from this estimate and the difference could be significant. The obligations that exist for these agreements as of December 31, 2007, calculated using the assumptions above, are as follows:

	(Dollars in millions)
	Currently Exercisable	Not Currently Exercisable	Total
Subsidiary agencies	$169	$ 93	$262
Affiliated agencies	39	13	52

Total	$208	$106	$314

Sources and Uses of Cash

        Our cash requirements have historically been funded by a combination of our operating cash flow and cash on hand, as well as points in time when we have opportunistically accessed the capital markets. Our capital market transactions have included issuing $1.0 billion in ten-year fixed rate notes Senior Notes in 2006 and convertible notes in an aggregate principle amount of $600.0 million, $900.0 million and $850.0 million in 2003, 2002 and 2001, respectively. The proceeds were used for general corporate purposes, including the repurchase of our shares and the repayment of maturing debt. On March 31, 2006, we entered into an agreement to purchase 11.0 million shares of our outstanding common stock for $458.7 million. We repurchased the shares under an accelerated share repurchase (“ASR”) program with a financial institution at $41.705 per share with an initial settlement date of April 3, 2006. The purchase was funded using a portion of the proceeds from our Senior Notes offering. During the second quarter of 2006, the financial institution purchased the 11.0 million shares of our common stock in the open market and we paid a settlement amount of $45.1 million, referred to as the purchase price adjustment, based upon the difference between the actual cost of the shares purchased by the financial institution of $45.805 per share and the initial purchase price of $41.705 per share.

        At December 31, 2007, we had $1,793.2 million in cash and cash equivalents. In addition, we had $2.5 billion in unused committed credit facilities available for immediate use to fund our cash needs. These credit facilities are more fully described in Note 3 to our consolidated financial statements.

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

        As described in Note 3, our committed bank facilities contain two financial covenants relating to cash flow and interest coverage, which we met by a significant margin as of December 31, 2007.

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

Cash Management

        We manage our cash and liquidity centrally through treasury centers in North America and Europe. Each day, operations with excess funds invest these funds with their regional treasury center. Likewise, operations that require funding will borrow funds from their regional treasury center. The treasury centers then aggregate the net position of the operating companies. The net position is either invested with or borrowed from third party providers. To the extent that our treasury centers require liquidity, they have the ability to access local currency lines of credit, our $2,500.0 million committed bank facilities, or issue up to $1,500.0 million of U.S. Dollar-denominated commercial paper. This enables us to reduce our consolidated debt levels and minimize interest expense as well as centrally manage our exposure to foreign exchange.

        Our cash and cash equivalents increased by $53.7 million and our short-term investments decreased by $141.5 million from the prior year. Short-term investments include investments of our excess cash which we expect to convert into cash in our current operating cycle, generally within one year. The majority of our short-term investments represent time deposits that mature in 2008. At December 31, 2007, our short-term investments did not include any auction rate securities.

        We manage our net debt position, which we define as total debt outstanding less cash and short-term investments, centrally through our treasury centers as discussed above. Our net debt outstanding at December 31, 2007 increased by $90.8 million as compared to the prior year-end, as summarized below (dollars in millions):

	2007	2006
Debt:
Bank loans (due less than 1 year)	$ 12.0	$ 10.5
Commercial paper issued under $2.5 billion
5-Year Revolver due June 23, 2011	—	—
10-Year Notes due April 15, 2016	996.0	995.5
Convertible notes due February 7, 2031	847.0	847.0
Convertible notes due July 31, 2032	727.0	727.0
Convertible notes due June 15, 2033	0.2	39.4
Convertible notes due July 1, 2038	467.3	428.1
Other debt	19.8	18.8

Total Debt	3,069.3	3,066.3

Cash and short-term investments	1,841.0	1,928.8

Net Debt	$1,228.3	$1,137.5

        Net Debt is a non-GAAP financial measure. We believe this presentation is meaningful for understanding our net debt position and it reflects one of the key metrics used by us to assess our cash management.

Debt Instruments, Guarantees and Related Covenants

        We maintain a credit facility with a consortium of banks providing borrowing capacity of up to $2,500 million as described in Note 3 to our consolidated financial statements. This credit facility is available to provide credit support for issuances under our $1,500.0 million commercial paper program, as well as to provide back-up liquidity in the event any of our convertible notes are put back to us. We typically fund our daily borrowing needs by issuing commercial paper or by borrowing under our short-term uncommitted lines of credit. Occasionally, we may draw down on our credit facility. During 2007, we issued and redeemed $20.0 billion of commercial paper. The average term of the commercial paper was 3.2 days. As of December 31, 2007, we had no commercial paper or bank loans outstanding under these credit facilities. At December 31, 2007, we had short-term bank loans of $12.0 million outstanding, which are comprised of bank overdrafts by our international subsidiaries. These bank overdrafts are treated as unsecured loans pursuant to the subsidiaries’ bank agreements.

        Our credit facility contains financial covenants that restrict our ability to incur indebtedness as defined in the agreements. These financial covenants limit the ratio of total consolidated indebtedness to total consolidated EBITDA (for these purposes, EBITDA is defined as earnings before interest, taxes, depreciation and amortization) to no more than 3.0 times. In addition, they require us to maintain a minimum ratio of EBITDA to interest expense of at least 5.0 times. At December 31, 2007, we were in compliance with these covenants, as our ratio of debt to EBITDA was 1.6 times and our ratio of EBITDA to interest expense was 17.5 times.

        In March 2006, we issued $1.0 billion aggregate principal amount of 5.90% Senior Notes due April 15, 2016. The gross proceeds from the issuance were $995.1 million. The gross proceeds less fees resulted in a 6.05% yield to maturity. The Senior Notes were issued by Omnicom Group Inc. and two of our wholly owned finance subsidiaries, Omnicom Capital Inc. and Omnicom Finance Inc., as co-obligors similar to our Convertible Notes. The Senior Notes are senior unsecured notes that rank in equal right of payment with all existing and future unsecured indebtedness and as a joint and several liability of the issuer and the co-obligors.

        At December 31, 2007, we had a total of $2,041.5 million aggregate principal amount of convertible notes outstanding, including $847.0 million 2031 Notes that were issued in February 2001, $727.0 million 2032 Notes that were issued in March 2002, $0.2 million Zero Coupon Zero Yield Convertible Notes due 2033 that were issued in June 2003 and $467.3 million Zero Coupon Zero Yield Convertible Notes due 2038 (“2038 Notes”) that were originally issued in June 2003 as 2033 Notes that were subsequently amended in June 2006 to become the 2038 Notes.

        The holders of our 2031 Notes have the right to cause us to repurchase up to the entire aggregate principal amount of the notes then outstanding for par value in February of each year. The holders of our 2032 Notes have the right to cause us to repurchase up to the entire aggregate principal amount of the notes then outstanding for par value in August of each year. The holders of our 2038 Notes have the right to cause us to repurchase up to the entire aggregate principal amount of the notes then outstanding for par value on June 15, 2008, 2010, 2013, 2018, 2023 and on each June 15 annually thereafter through June 15, 2037. The 2031, 2032, 2033 and 2038 Notes are convertible, at specified ratios, only upon the occurrence of certain events, including: if our common shares trade above certain levels, if we effect extraordinary transactions or, in the case of the 2031 Notes and the 2032 Notes, if our long-term debt credit ratings are downgraded to BBB or lower by Standard & Poor’s Ratings Service, or Baa3 or lower by Moody’s Investors Service or in the case of the 2033 and 2038 Notes to BBB- or lower by S&P, and Ba1 or lower by Moody’s. These events would not, however, result in an adjustment of the number of shares issuable upon conversion and would not accelerate the holder’s right to cause us to repurchase the notes. For additional information about the terms of these notes, see Note 4 to our consolidated financial statements.

        In August 2005, we paid a supplemental interest payment of $33.5 million to qualified noteholders of our 2032 Notes, equal to $37.50 per $1,000 principal amount of notes, that did not put their notes back to us. The total supplemental interest payment was amortized ratably over a 12-month period to the next put date ending in August 2006 in accordance with EITF 96-19.

        In February 2006, we paid a supplemental interest payment of $39.2 million to qualified noteholders of our 2031 Notes that did not put their notes back to us. The total supplemental interest payment was amortized ratably over a 12-month period to the next put date in February 2007 in accordance with EITF 96-19.

        In June 2006, we offered to pay a supplemental interest payment of $27.50 per $1,000 principal amount of notes to holders of our 2033 Notes that did not put their notes back to us and consented to the amendments to the notes and related indenture as of June 27, 2006. The principal amendment extended the maturity of the notes from June 15, 2033 to July 1, 2038. The additional amendments conformed other terms of the notes for the extension of the maturity date, as well as amending the comparable yield. On June 21, 2006, we repurchased $132.5 million of 2033 Notes that were put to us. With respect to the remaining $467.5 million of 2033 Notes as of June 30, 2006, noteholders holding a combined amount of $428.1 million consented to the amendments, were paid $27.50 per $1,000 note and their notes were amended. The total supplemental interest payment of $11.7 million is being amortized ratably over a 24-month period to the next put date in accordance with EITF 96-19. The remaining noteholders of the 2033 Notes, comprising $39.4 million aggregate principal amount of notes, did not consent to the amendments and were not paid the supplemental interest payment. During 2007, substantially all of the remaining holders of the 2033 Notes exchanged their 2033 Notes for 2038 Notes, reducing the aggregate principal amount of our 2033 Notes to $0.2 million. No supplemental interest payment or fee was paid to noteholders for this exchange.

        In July 2006, we offered to pay a supplemental interest payment of $32.50 per $1,000 principal amount of notes to holders of our 2032 Notes as of August 1, 2006 that did not put their notes back to us. On August 4, 2006, we repurchased $165.2 million of our 2032 Notes that were put to us. With respect to the remaining $727.0 million of notes, noteholders were paid a total supplemental interest payment of $23.6 million on August 2, 2006 which was amortized ratably over a 12-month period to the next put date in accordance with EITF 96-19.

        In February 2007, we did not pay a supplemental interest payment to qualified noteholders of our 2031 Notes. Additionally, none of the 2031 Notes were put back to us for repayment.

        In July 2007, we did not pay a supplemental interest payment to qualified noteholders of our 2032 Notes. Additionally, none of the 2032 Notes were put back to us for repayment.

        In February 2008, we offered to pay a supplemental interest payment of $9.00 per $1,000 principal amount of notes to holders of our 2031 Notes as of February 4, 2008 who did not put their notes back to us. None of the 2031 Notes were put back to us and on February 8, 2008, noteholders were paid a total supplemental interest payment of $7.6 million that will be amortized ratably over a 12-month period to the next put date in accordance with EITF 96-19.

        Our outstanding debt and amounts available under these facilities as of December 31, 2007 (dollars in millions) were as follows:

	Debt Outstanding	Available Credit
Bank loans (due in less than 1 year)	$ 12.0	—
Commercial paper issued under
$2.5 billion Revolver due June 23, 2011	—	$2,500.0
Senior Notes due April 15, 2016	996.0	—
Convertible notes due February 7, 2031	847.0	—
Convertible notes due July 31, 2032	727.0	—
Convertible notes due June 15, 2033	0.2	—
Convertible notes due July 1, 2038	467.3	—
Other debt	19.8	—

Total	$3,069.3	$2,500.0

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

        While our agencies conduct business in more than 70 different currencies, our major non-U.S. currency markets are the European Monetary Union (EMU), the United Kingdom, Japan, Brazil and Canada. As an integral part of our treasury operations, we enter into short-term forward foreign exchange contracts which manage the foreign exchange risk of the intercompany cash movements between subsidiaries operating in different currency markets from that of our treasury centers from which they borrow or invest. In the limited number of instances where operating expenses and revenue are not denominated in the same currency, amounts are promptly settled or hedged in the foreign currency market with forward contracts. At December 31, 2007, we had forward foreign exchange contracts outstanding with an aggregate notional principal of $246.9 million mitigating the foreign exchange risk of intercompany borrowings and investments. The majority of the contracts were denominated in our major international market currencies with maturities ranging from two to 365 days with an average duration of just over 100 days.

        In addition to hedging intercompany cash movement, we enter into short-term forward foreign exchange contracts which hedge U.S. Dollar commercial paper issued by our London treasury center, whose functional currency is the British Pound. At December 31, 2007, we had no forward contracts outstanding relating to this activity as there was no commercial paper outstanding.

        Additionally, at December 31, 2007 we had cross-currency interest rate swaps in place with an aggregate notional principal amount of €230.0 million (Euro) maturing in 2010 and Japanese Yen-based cross-currency interest rate swaps with an aggregate notional principal amount of Japanese Yen 22.0 billion maturing in 2013. See Note 12 to our consolidated financial statements for information about the fair value of each type of derivative instrument.

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

        These hedging activities are confined to risk management activities related to our international operations. We have established a centralized reporting system to evaluate the effects of changes in interest rates, currency exchange rates and other relevant market risks. We periodically determine the potential loss from market risk by performing a value-at-risk computation. Value-at-risk analysis is a statistical model that utilizes historic currency exchange and interest rate data to measure the potential impact on future earnings of our existing portfolio of derivative financial instruments. The value-at-risk analysis we performed on our December 31, 2007 portfolio of derivative financial instruments indicated that the risk of loss was immaterial. This overall system is designed to enable us to initiate remedial action, if appropriate.

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

        In funding our day-to-day liquidity, we are an active participant in the commercial paper market with a $1.5 billion program. As of December 31, 2007, we had no commercial paper outstanding. Our credit facility provides credit support for commercial paper, as well as providing back-up liquidity in the event any of our convertible notes are put back to us.

        Our bank syndicate includes large global banks such as Citibank, JPMorgan Chase, HSBC, ABN Amro, Deutsche, Bank of America, Societe Generale and BBVA. We also include large regional banks in the U.S. such as Wachovia, US Bancorp, Northern Trust, PNC and Wells Fargo. We also include banks that have a major presence in countries where we conduct business such as Sumitomo in Japan, Fortis in Belgium, Intesa San Paolo in Italy, Scotia in Canada and ANZ in Australia.

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

        Supplemental interest payments such as those made in 2005 and 2006 to qualified noteholders, as described above under “Debt Instruments, Guarantees and Related Covenants,” are one method of keeping the convertible notes outstanding. If we are required to satisfy a put, based on our current financial condition and expectations, we expect to have sufficient available cash and unused credit commitments to fund any put, while still preserving ample capacity under these commitments to meet our cash requirements for the normal course of our business operations after the put event.

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

        Currently, we meet all of our debt covenant requirements. Our credit facilities contain financial covenants limiting the ratio of total consolidated indebtedness to total consolidated EBITDA (for purposes of these covenants EBITDA is defined as earnings before interest, taxes, depreciation and amortization) to no more than 3.0 times. At December 31, 2007, our ratio of debt to EBITDA was 1.6 times. In addition, we are required to maintain a minimum ratio of EBITDA to interest expense of at least 5.0 times. At December 31, 2007, our ratio of EBITDA to interest expense was 17.5 times. We were in compliance with these covenants. In addition, the credit facilities do not limit our ability to declare or pay dividends.

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

        Credit Markets: During the third quarter of 2007, volatility in the financial markets resulted in an increase in borrowing spreads in the commercial paper market. To mitigate the effect of these increased spreads, we arranged for $300.0 million in unsecured uncommitted lines of credit and shifted the funding of a portion of our daily borrowing needs to these lines from our commercial paper program. At December 31, 2007 there were no borrowings outstanding under these unsecured uncommitted lines of credit, as these lines were terminated during the fourth quarter of 2007. At December 31, 2007, the volatility in the credit markets did not have any impact on our debt instruments and credit ratings.

Item 8. Financial Statements and Supplementary Data

        Our financial statements and supplementary data are included at the end of this report beginning on page F-1. See the index appearing on the following pages of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, our CEO and CFO concluded that as of December 31, 2007, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Annual Report on Form 10-K for the year ended December 31, 2007 is appropriate.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision of management and with the participation of our CEO, CFO and our agencies, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1987. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2007. KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2007, dated February 22, 2008. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information

        None.

PART IV

Item 15. Exhibits, Financial Statement Schedules

        All other schedules are omitted because they are not applicable.

(a)(3) Exhibits:

Exhibit Numbers	Description

(3)(i)	Restated Certificate of Incorporation (Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “6-30-03 10-Q”) and incorporated herein by reference).

(ii)	By-laws (Exhibit 3.2 to our 6-30-03 10-Q, File No. 1-10551and incorporated herein by reference).

4.1	Indenture, dated February 7, 2001, between JPMorgan Chase Manhattan Bank, as trustee, and us in connection with our issuance of $850,000,000 Liquid Yield Option Notes due 2031 (the “2031 Indenture”) (Exhibit 4.1 to our Registration Statement on Form S-3 (Registration No. 333-55386) and incorporated herein by reference).

4.2	Form of Liquid Yield Option Notes due 2031 (included in Exhibit 4.1 above).

4.3	First Supplemental Indenture to the 2031 Indenture, dated as of February 13, 2004, among us, Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, (Exhibit 4.3 to our Registration Statement on Form S-3 (Registration No. 333-112841) and incorporated herein by reference).

4.4	Second Supplemental Indenture to the 2031 Indenture, dated November 4, 2004, among us, Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, as amended by the First Supplemental Indenture to the 2031 Indenture, dated February 13, 2004 (Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the “9-30-04 10-Q”) and incorporated herein by reference).

4.5	Third Supplemental Indenture to the 2031 Indenture, dated November 30, 2004, among us, Omnicom Capital Inc., Omnicom Finance Inc., and JPMorgan Chase Bank, N.S., as trustee, as amended by the First Supplemental Indenture to the 2031 Indenture dated February 13, 2004, and the Second Supplemental Indenture to the 2031 Supplemental Indenture dated November 4, 2004 (Exhibit 4.1 to the Form 8-K (File No. 1-10551) dated November 30, 2004 and incorporated herein by reference).

4.6	Indenture, dated March 6, 2002, between JPMorgan Chase Bank, as trustee, and us in connection with our issuance of $900,000,000 Zero Coupon Zero Yield Convertible notes due 2032 (the “2032 Indenture”) (Exhibit 4.6 to our Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

4.7	Form of Zero Coupon Zero Yield Convertible Notes due 2032 (included in Exhibit 4.6 above).

4.8	First Supplemental Indenture to the 2032 Indenture, dated as of February 13, 2004, among us, Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, (Exhibit 4.3 to our Registration Statement on Form S-3 (Registration No. 333-112840) and incorporated herein by reference).

4.9	Second Supplemental Indenture to the 2032 Indenture, dated August 12, 2004, among us, Omnicom Capital Inc., Omnicom Finance Inc., and JPMorgan Chase Bank, as trustee, as amended by the First Supplemental Indenture to the 2032 Indenture, dated February 13, 2004 (Exhibit 4.1 to our 9-30-04 10-Q and incorporated herein by reference).

4.10	Third Supplemental Indenture to the 2032 Indenture, dated November 4, 2004, among us, Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, as amended by the First Supplemental Indenture to the 2032 Indenture, dated as of February 13, 2004, and the Second Supplemental Indenture to the 2032 Indenture, dated August 12, 2004 (Exhibit 4.3 to our 9-30-04 10-Q and incorporated herein by reference).

4.11	Indenture, dated as of June 30, 2003, between JPMorgan Chase Bank, as trustee, and us in connection with our issuance of $600,000,000 Zero Coupon Zero Yield Convertible Notes due 2033 (the “2033 Indenture”) (Exhibit 4.1 to our Registration Statement on Form S-3 (Registration No. 333-108611) and incorporated herein by reference).

4.12	Form of the Zero Coupon Zero Yield Convertible Notes due 2033 (included in Exhibit 4.11 above).

4.13	First Supplemental Indenture to the 2033 Indenture, dated as of November 5, 2003, among us, Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, (Exhibit 4.4 to our Registration Statement on Form S-3 (Registration No. 333-108611) and incorporated herein by reference).

4.14	Second Supplemental Indenture to the 2033 Indenture, dated as of November 4, 2004, among us, Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, as amended by the First Supplemental Indenture to the 2033 Indenture, dated November 5, 2003 (Exhibit 4.4 to our 9-30-04 10-Q and incorporated herein by reference).

4.15	Third Supplemental Indenture to the 2033 Indenture, dated November 10, 2004, among us, Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, as amended by the First Supplemental Indenture to the 2033 Indenture, dated November 5, 2003, and the Second Supplemental Indenture to the 2033 Indenture, dated November 4, 2004 (Exhibit 4.1 to the Form 8-K (File No. 1-10551) dated November 10, 2004 and incorporated herein by reference).

4.16	Fourth Supplemental Indenture to the 2033 Indenture, dated June 30, 2006, among us, Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, N.A., as trustee, as amended by the First Supplemental Indenture to the 2033 Indenture, dated November 5, 2003, the Second Supplemental Indenture to the 2033 Indenture, dated November 4, 2004, and the Third Supplemental Indenture to the 2033 Indenture, dated November 10, 2004 (Exhibit 4.1 to the Form 8-K (File No. 1-10551) dated July 7, 2006 and incorporated herein by reference).

4.17	Form of Senior Debt Securities Indenture (Exhibit 4.1 to our Registration Statement on Form S-3 (Registration No. 333-132625) and incorporated herein by reference).

4.18	First Supplemental Indenture, dated as of March 29, 2006, among us, Omnicom Capital Inc., Omnicom Finance Inc., and JPMorgan Chase Bank, N.A., as trustee, in connection with our issuance of $1.0 billion 5.90% Notes due 2016 (Exhibit 4.2 to the Form 8-K (File No. 1-10551) dated March 29, 2006 (the “3-29-06 8-K”) and incorporated herein by reference).

4.19	Form of 5.90% Notes due 2016 (Exhibit 4.3 to the 3-29-06 8-K and incorporated herein by reference).

10.1	Amended and Restated Five Year Credit Agreement (the “Agreement”), dated as of June 23, 2006, by and among us, Omnicom Finance Inc., Omnicom Capital Inc., Omnicom Finance PLC, the banks, financial institutions and other institutional lenders and initial issuing banks listed on the signature pages of the Agreement, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as lead arrangers and book managers, ABN Amro Bank N.V., as syndication agent, JPMorgan Chase Bank, N.A., HSBC Bank USA, N.A., Bank of America, N.A. and Banco Bilbao Vizcaya Argentaria SA, as documentation agents and Citibank, N.A., as administrative agent for the lenders (Exhibit 10.1 to the Form 8-K dated June 29, 2006 (File No. 1-10551) and incorporated herein by reference).

10.2	Instrument of Resignation, Appointment and Acceptance, dated as of October 5, 2006, among us, Omnicom Capital Inc., Omnicom Finance Inc., JPMorgan Chase Bank, N.A. and Deutsche Bank Trust Company Americas (Exhibit 10.1 to the Form 8-K dated October 11, 2006 (File No. 1-10551) and incorporated herein by reference).

10.3	Amended and Restated 1998 Incentive Compensation Plan (Exhibit B to our Proxy Statement filed on April 10, 2000 and incorporated herein by reference).

10.4	Director Equity Plan for Non-employee Directors (Appendix B to our Proxy Statement filed on April 23, 2004 and incorporated herein by reference).

10.5	Standard form of our Executive Salary Continuation Plan Agreement (Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.6	Standard form of the Director Indemnification Agreement (Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).

10.7	Long-Term Shareholder Value Plan (Exhibit 4.4 to our Registration Statement on Form S-8 (Registration No. 333-84498) and incorporated herein by reference).

10.8	Equity Incentive Plan (Exhibit 4.3 to our Registration Statement on Form S-8 dated August 18, 2003 (File No. 333-108063) and incorporated herein by reference).

10.9	Employment Agreement, dated as of April 22, 2005, among us, TBWA Worldwide Inc. and Jean-Marie Dru (Exhibit 10.1 to the Form 8-K dated April 28, 2005 (File No. 1-10551) and incorporated herein by reference).

10.10	Senior Management Incentive Plan (Exhibit 10.1 to the Form 8-K dated May 26, 2005 (File No. 1-10551) and incorporated herein by reference).

10.11	Senior Executive Restrictive Covenant and Retention Plan of Omnicom Group Inc., dated December 7, 2006 (Exhibit 10.1 to the Form 8-K dated December 13, 2006 (File No. 1-10551) and incorporated herein by reference).

10.12	Form of Award Agreement under the Senior Executive Restrictive Covenant and Retention Plan (Exhibit 10.2 to the Form 8-K dated December 13, 2006 (File No. 1-10551) and incorporated herein by reference).

10.13	Omnicom Group Inc. 2007 Incentive Award Plan (Appendix A to our Proxy Statement filed on April 23, 2007 (File No. 1-10551) and incorporated herein by reference).

10.14	Form of Indemnification Agreement (Exhibit 10.1 to the Form 10-Q filed on July 26, 2007 (File No. 1-10551) and incorporated herein by reference).

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C §1350.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNICOM GROUP INC.
February 22, 2008
	By:	/s/ RANDALL J. WEISENBURGER
Randall J. Weisenburger
Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ BRUCE CRAWFORD (Bruce Crawford)	Chairman and Director	February 22, 2008

/s/ JOHN D. WREN (John D. Wren)	Chief Executive Officer and President and Director	February 22, 2008

/s/ RANDALL J. WEISENBURGER (Randall J. Weisenburger)	Executive Vice President and Chief Financial Officer	February 22, 2008

/s/ PHILIP J. ANGELASTRO (Philip J. Angelastro)	Senior Vice President Finance and Controller (Principal Accounting Officer)	February 22, 2008

/s/ ROBERT CHARLES CLARK (Robert Charles Clark)	Director	February 22, 2008

/s/ LEONARD S. COLEMAN, JR. (Leonard S. Coleman, Jr.)	Director	February 22, 2008

/s/ ERROL M. COOK (Errol M. Cook)	Director	February 22, 2008

/s/ SUSAN S. DENISON (Susan S. Denison)	Director	February 22, 2008

/s/ MICHAEL A. HENNING (Michael A. Henning)	Director	February 22, 2008

/s/ JOHN R. MURPHY (John R. Murphy)	Director	February 22, 2008

/s/ JOHN R. PURCELL (John R. Purcell)	Director	February 22, 2008

/s/ LINDA JOHNSON RICE (Linda Johnson Rice)	Director	February 22, 2008

/s/ GARY L. ROUBOS (Gary L. Roubos)	Director	February 22, 2008

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

Omnicom management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision of management and with the participation of our CEO, CFO and our agencies, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1987. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2007. KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2007, dated February 22, 2008.

There have not been any changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected or are reasonably likely to affect our internal control over financial reporting.

The Board of Directors of Omnicom has an Audit Committee comprised of four non-management directors. The Committee meets periodically with financial management, Internal Audit and the independent auditors to review accounting, control, audit and financial reporting matters.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Omnicom Group Inc.:

We have audited the accompanying consolidated balance sheets of Omnicom Group Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omnicom Group Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule on page S-1, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Omnicom Group Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 9 to the consolidated financial statements, Omnicom Group Inc. and subsidiaries adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” on December 31, 2006.

/s/ KPMG LLP

New York, New York
February 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Omnicom Group Inc.:

We have audited Omnicom Group Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Omnicom Group Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Omnicom Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omnicom Group Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 22, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
February 22, 2008

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31, (Dollars in millions, except per share data)
	2007	2006	2005
REVENUE	$ 12,694.0	$ 11,376.9	$ 10,481.1

OPERATING EXPENSES:
Salary and service costs	9,008.2	8,087.8	7,412.9
Office and general expenses	2,026.7	1,805.6	1,728.4

	11,034.9	9,893.4	9,141.3

OPERATING PROFIT	1,659.1	1,483.5	1,339.8

NET INTEREST EXPENSE:
Interest expense	106.9	124.9	78.0
Interest income	(32.9)	(33.3)	(18.8)

	74.0	91.6	59.2

INCOME BEFORE INCOME TAXES	1,585.1	1,391.9	1,280.6

INCOME TAXES	536.9	466.9	435.3

INCOME AFTER INCOME TAXES	1,048.2	925.0	845.3

EQUITY IN EARNINGS OF AFFILIATES	38.4	29.6	27.6

MINORITY INTERESTS	(110.9)	(90.6)	(82.2)

NET INCOME	$ 975.7	$ 864.0	$ 790.7

NET INCOME PER COMMON SHARE:

Basic	$ 2.99	$ 2.52	$ 2.19

Diluted	$ 2.95	$ 2.50	$ 2.18

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, (Dollars in millions, except per share data)
	2007	2006
A S S E T S
CURRENT ASSETS:
Cash and cash equivalents	$ 1,793.2	$ 1,739.5
Short-term investments at market, which approximates cost	47.8	189.3
Accounts receivable, net of allowance for doubtful accounts
of $54.7 and $50.5	6,813.4	5,994.3
Billable production orders in process, at cost	578.0	633.8
Prepaid expenses and other current assets	1,271.8	1,089.3

Total Current Assets	10,504.2	9,646.2

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
at cost, less accumulated depreciation and amortization
of $1,059.8 and $992.6	706.7	639.8
INVESTMENTS IN AFFILIATES	247.1	214.1
GOODWILL	7,318.5	6,851.9
INTANGIBLE ASSETS, net of accumulated amortization of
$251.6 and $207.8	195.7	143.2
DEFERRED TAX BENEFITS	40.5	49.4
OTHER ASSETS	259.0	260.1

TOTAL ASSETS	$ 19,271.7	$ 17,804.7

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
CURRENT LIABILITIES:
Accounts payable	$ 8,080.5	$ 7,332.6
Advance billings	1,122.8	1,117.5
Current portion of long-term debt	2.6	1.1
Bank loans	12.0	10.5
Accrued taxes	250.7	215.8
Other current liabilities	1,758.6	1,618.6

Total Current Liabilities	11,227.2	10,296.1

LONG-TERM DEBT	1,013.2	1,013.2
CONVERTIBLE NOTES	2,041.5	2,041.5
DEFERRED COMPENSATION AND OTHER LIABILITIES	481.2	305.8
LONG TERM DEFERRED TAX LIABILITY	174.8	78.0
MINORITY INTERESTS	242.1	198.8
COMMITMENTS AND CONTINGENT LIABILITIES (SEE NOTE 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 7.5 million shares authorized, none issued
Common stock, $0.15 par value, 1.0 billion shares authorized,
397.2 million and 198.6 million shares issued, with
323.0 million and 168.3 million shares outstanding	59.6	29.8
Additional paid-in capital	1,619.5	1,662.1
Retained earnings	5,077.5	4,289.8
Accumulated other comprehensive income	430.7	267.9
Treasury stock, at cost, 74.2 million and 30.3 million shares	(3,095.6)	(2,378.3)

Total Shareholders’ Equity	4,091.7	3,871.3

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 19,271.7	$ 17,804.7

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Years Ended December 31, 2007
(Dollars in millions)

	Comprehensive Income (Loss)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
		Shares	Par Value
Balance December 31, 2004		198,636,936	$29.8	$1,645.6	$2,975.4	$268.5	$ (840.6)	$ 4,078.7
Comprehensive Income:
Net Income	$ 790.7				790.7			790.7
Translation adjustments, net of taxes of $(112.4)	(208.7)					(208.7)		(208.7)

Comprehensive income	$ 582.0

Dividends Declared ($0.925 per share)					(167.1)			(167.1)
Amortization of stock-based compensation				87.0				87.0
Shares transactions under employee stock plans				(56.9)			147.1	90.2
Shares issued for acquisitions							9.0	9.0
Purchase of treasury shares							(731.8)	(731.8)
Cancellation of shares		(7,224)		(0.6)			0.6	—

Balance December 31, 2005		198,629,712	29.8	1,675.1	3,599.0	59.8	(1,415.7)	3,948.0

Comprehensive Income:
Net Income	$ 864.0				864.0			864.0
Translation adjustments, net of taxes of $128.8	239.1					239.1		239.1

Comprehensive income	$1,103.1

Adoption of SFAS No. 158, net of taxes of $(20.4)						(31.0)		(31.0)
Dividends Declared ($1.00 per share)					(173.2)			(173.2)
Amortization of stock-based compensation				71.1				71.1
Shares transactions under employee stock plans				(83.9)			381.8	297.9
Purchase of treasury shares							(1,344.6)	(1,344.6)
Cancellation of shares		(2,485)		(0.2)			0.2	—

Balance December 31, 2006		198,627,227	29.8	1,662.1	4,289.8	267.9	(2,378.3)	3,871.3

Comprehensive Income: Net Income	$ 975.7				975.7			975.7
Translation adjustments, net of taxes of $89.5	163.5					163.5		163.5
Defined benefit plans and post-employment arrangements, net of taxes of $(0.9)	(0.7)					(0.7)		(0.7)

Comprehensive income	$1,138.5

Adoption of FIN No. 48					1.3			1.3
Two-for-one stock split		198,627,227	29.8	(29.8)				—
Dividends Declared ($0.575 per share)					(189.3)			(189.3)
Amortization of stock-based compensation				68.7				68.7
Shares transactions under employee stock plans				(80.2)			181.1	100.9
Purchase of treasury shares							(899.7)	(899.7)
Cancellation of shares		(29,372)		(1.3)			1.3	—

Balance December 31, 2007		397,225,082	$59.6	$1,619.5	$5,077.5	$430.7	$(3,095.6)	$ 4,091.7

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31, (Dollars in millions)
	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$ 975.7	$ 864.0	$ 790.7
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization of tangible assets	164.2	150.3	137.6
Amortization of intangible assets	44.4	39.7	37.6
Minority interests	110.9	90.6	82.2
Earnings of affiliates in excess of dividends received	(10.0)	(15.3)	(11.3)
Net gain on investment activity	(2.4)	(7.8)	(7.2)
Excess tax benefit on stock-based compensation	(17.2)	(26.6)	—
Windfall tax benefit on employee stock plans	—	—	15.8
Provisions for losses on accounts receivable	21.2	10.7	10.0
Amortization of stock-based compensation	68.7	71.1	87.0
Changes in assets and liabilities providing (requiring)
cash, net of acquisitions:
Increase in accounts receivable	(508.7)	(358.1)	(723.0)
Decrease (Increase) in billable production orders in process	101.1	(55.1)	(22.5)
Increase in prepaid expenses and other current assets	(124.8)	(210.2)	(60.4)
Net change in other assets and liabilities	136.6	96.7	59.7
(Decrease) Increase in advanced billings	(28.9)	168.4	66.6
Net increase in accrued and deferred taxes	218.2	57.9	100.2
Increase in accounts payable	450.3	864.9	428.2

Net Cash Provided by Operating Activities	1,599.3	1,741.2	991.2

Cash Flows from Investing Activities:
Capital expenditures	(223.0)	(177.6)	(162.7)
Net payment for purchases of equity interests in
subsidiaries and affiliates, net of cash acquired	(358.8)	(236.3)	(294.5)
Proceeds from sales of short-term investments	183.3	530.4	1,314.3
Purchases of short-term investments	(42.0)	(350.2)	(1,114.5)
Repayment of long-term notes receivable	—	13.5	65.8
Proceeds from sales of businesses	—	31.4	29.3

Net Cash Used in Investing Activities	(440.5)	(188.8)	(162.3)

Cash Flows from Financing Activities:
Net decrease in short-term borrowings	(0.9)	(3.5)	(1.9)
Proceeds from issuance of debt	3.4	996.6	0.9
Repayments of principal of long-term debt obligations	(2.0)	(300.4)	(188.4)
Excess tax benefit on stock-based compensation	17.2	26.6	—
Dividends paid	(182.8)	(175.8)	(164.0)
Purchase of treasury shares	(899.7)	(1,368.2)	(756.7)
Proceeds from employee stock plans	100.9	321.5	99.2
Other, net	(76.8)	(80.3)	(105.9)

Net Cash Used in Financing Activities	(1,040.7)	(583.5)	(1,116.8)

Effect of exchange rate changes on cash and cash equivalents	(64.4)	(65.2)	(41.9)

Net Increase (Decrease) in Cash and Cash Equivalents	53.7	903.7	(329.8)
Cash and Cash Equivalents at Beginning of Year	1,739.5	835.8	1,165.6

Cash and Cash Equivalents at End of Year	$ 1,793.2	$ 1,739.5	$ 835.8

Supplemental Disclosures:
Income taxes paid	$ 303.5	$ 409.8	$ 305.8
Interest paid	$ 87.7	$ 114.3	$ 67.8

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

        Revenue Recognition. Substantially all of our revenue is derived from fees for services or a rate per hour, or equivalent basis, and revenue is realized when the service is performed in accordance with terms of each client arrangement, upon completion of the earnings process and when collection is reasonably assured. We record revenue net of sales tax, use tax and value added tax. Certain of our businesses earn a portion of their revenue as commissions based upon performance in accordance with client arrangements.

        These principles are the foundation of our revenue recognition policy and apply to all client arrangements in each of our service disciplines – traditional media advertising, customer relationship management, public relations and specialty communications. Because the services that we provide across each of our disciplines are similar and delivered to clients in similar ways, all of the key elements set forth above apply to client arrangements in each of our four disciplines.

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

        Investments Available for Sale. Short-term investments and time deposits with financial institutions consist principally of investments made with our excess cash which we expect to convert into cash in our current operating cycle, generally within one year. Therefore, they are classified as current assets. Investments in publicly traded securities are classified as available-for-sale securities and are included in other long-term assets and are stated at market value. There are no significant realized gains or losses or unrealized gains or losses from our short-term investments and investments available for sale, because market approximates cost.

        Cost-Based Investments. Cost-based long-term investments are primarily comprised of equity interests in privately held service companies where we do not exercise significant influence over the operating and financial policies of the investee. These minority interests are accounted for under the cost method and are included in

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

other assets in our balance sheet. These investments are periodically evaluated to determine if there has been other than temporary declines below carrying value. A variety of factors are considered when determining if a decline in fair value below carrying value is other than temporary, including, among others, the financial condition and prospects of the investee, as well as our investment intent.

        Equity Method Investments. The equity method is used to account for investments in entities in which we have an ownership of less than 50% and have significant influence over the operating and financial policies of the affiliate. The excess of the cost of our ownership interest in the stock of those affiliates over our share of the fair value of their net assets at the acquisition date is recognized as goodwill and included in the carrying amount of our investment. Subsequent to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), equity method goodwill is not amortized. We periodically evaluate these investments to determine if there has been other than temporary declines below carrying value. A variety of factors are considered when determining if a decline in fair value below carrying value is other than temporary, including, among others, the financial condition and prospects of the investee, as well as our investment intent. Further, owners of interests in certain of our affiliates have the right in certain circumstances to require us to purchase additional ownership interests at fair value as defined in the applicable agreement. The intent of the parties is to approximate fair value at the time of redemption by using a multiple of earnings, which is consistent with generally accepted valuation practices used by market participants in our industry. The ultimate amount payable is uncertain because it is based on future earnings of the affiliate, changes in the applicable foreign currency exchange rate and if exercised, the timing of the exercise of these rights.

        Treasury Stock. We account for treasury share purchases at cost. The reissuance of treasury shares, primarily in connection with employee stock-based compensation plans, is accounted for at average cost. Gains or losses on the reissuance of treasury shares are accounted for as additional paid-in capital and do not affect our reported results of operations.

        Foreign Currency Translation. Our financial statements were prepared in accordance with SFAS No. 52, Foreign Currency Translation (“SFAS 52”). All of our foreign subsidiaries use their local currency as their functional currency in accordance with SFAS 52. Accordingly, the currency impacts of the translation of the balance sheets of our foreign subsidiaries to U.S. Dollar statements are included as translation adjustments in accumulated other comprehensive income. The income statements of foreign subsidiaries are translated at average exchange rates for the year. Net foreign currency transaction gains included in pre-tax income were $5.6 million in 2007, $2.1 million in 2006, and $0.1 million in 2005.

        Earnings Per Common Share. On June 25, 2007, pursuant to a two-for-one stock split which was effected in the form of a 100% stock dividend, each shareholder received one additional share of Omnicom Group Inc. common stock for each share held on June 6, 2007. In connection with the stock split, all current and prior period earnings per share data, share amounts and other per share data have been adjusted to reflect the stock split in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings per Share,”except for the prior year’s consolidated balance sheet and statements of shareholders’ equity. Basic earnings per share is based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents which include outstanding options and restricted shares. For purposes of computing diluted earnings per share for the years ended December 31, 2007, 2006 and 2005, respectively, 4.4 million shares, 3.2 million shares, and 2.9 million shares were assumed to have been outstanding related to common share equivalents. For the years ended December 31, 2007, 2006 and 2005, respectively, 0.1 million shares, 4.8 million shares, and 9.2 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the stock options were greater than or equal to the average price of our common stock and therefore their inclusion would have been anti-dilutive. The number of shares used in the computations were as follows (shares in millions):

	2007	2006	2005
Basic EPS computation	326.0	342.9	360.7
Diluted EPS computation	330.4	346.1	363.6

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Gains and Losses on Issuance of Stock by Affiliates and Subsidiaries. Gains and losses on the issuance of stock by equity method affiliates and consolidated subsidiaries are recognized directly in our shareholders’ equity, net of applicable taxes, through an increase or decrease to additional paid-in capital in the period in which the issuance occurs and do not affect reported results of operations.

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

        Under SFAS 142, we no longer amortize goodwill and intangible assets with indefinite lives and we are required to perform an annual impairment test on goodwill balances and intangible assets with indefinite lives. In performing the impairment test for goodwill, SFAS 142 requires that we identify the components of our operating segments that are reporting units and their respective carrying value, estimate the fair value of the reporting units and compare the fair value to the carrying value of the reporting units to determine if there is a potential impairment. We use several market participant measurements to determine fair value. This approach utilizes a discounted expected cash flow methodology, consideration of similar and recent transactions and when available and as appropriate, we use comparative market participant measures to supplement our analysis. If there is a potential impairment, SFAS 142 requires that additional analysis be performed to determine the amount of the impairment, if any, to be recorded.

        We perform our impairment test during the second quarter of each year. In determining the fair value of our reporting units, we perform a discounted expected cash flow analysis assuming they could be sold in a nontaxable transaction between willing parties. When comparing the fair value of our reporting units to their carrying value, we include deferred taxes in the carrying value of each of our reporting units. We have concluded, for each year presented in the financial statements, that the fair value of the reporting units exceeded their carrying value and we have concluded that goodwill was not impaired. We plan to continue to perform our impairment test during the second quarter of each year unless certain events, as defined in SFAS 142, trigger the need for an earlier evaluation for impairment.

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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Income Taxes. We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Our subsidiaries also file tax returns in various foreign jurisdictions. The principal foreign jurisdictions include the United Kingdom, France and Germany. We have not provided U.S. deferred income taxes on cumulative earnings of non-U.S. affiliates that have been reinvested indefinitely. A provision has been made for income and withholding taxes on the earnings of international subsidiaries and affiliates that have been distributed. Interest and penalties related to tax positions taken in our tax returns are recorded in income tax expense in our consolidated statement of income.

        We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, as amended (“SFAS 109”). Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of our assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed to be in effect when the differences reverse. Deferred tax assets result principally from recording certain expenses in the financial statements which are not currently deductible for tax purposes, including employee stock-based compensation expense and from differences between the tax and book basis of assets and liabilities recorded in connection with acquisitions, as well as tax loss and credit carryforwards. Deferred tax liabilities result principally from expenses arising from financial instruments which are currently deductible for tax purposes but have not been expensed in the financial statements and basis differences arising from tangible and deductible intangible assets.

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

        Employee Stock Compensation. Employee stock compensation, consisting primarily of stock options and restricted stock, is accounted for in accordance with SFAS No. 123, Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”). We elected, effective January 1, 2004, to account for stock-based employee compensation using the fair value method. The fair value of stock-based employee compensation is recorded in our consolidated statement of income. In determining the fair value of certain stock based compensation awards, we use certain estimates and assumptions such as expected life, rate of risk free interest, volatility and dividend yield. Pre-tax stock-based employee compensation expense for the years ended December 31, 2007, 2006 and 2005, was $68.7 million, $71.1 million, and $87.0 million, respectively. Information about our specific awards and stock plans can be found in Note 7.

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

        SFAS 123R also requires that new awards issued to individuals that are, or will become, retirement-eligible during the vesting period of the award to be expensed over the lesser of the period from the date of grant through the retirement-eligible date or the vesting date. This differs from our previous policy for awards that were issued prior to adoption of SFAS 123R with retirement eligibility provisions. For those awards we

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognized compensation expense over the vesting period and we accelerated compensation expense upon the triggering of a retirement event. We estimate that for the full-years of 2007 and 2006, $6.0 million and $13.5 million, respectively, of pre-tax stock-based employee compensation expense was recorded related to unvested awards at December 31, 2005 that were issued prior to adoption of SFAS 123R to individuals that were retirement-eligible at December 31, 2005 and the awards included retirement eligibility provisions. Had SFAS 123R been in effect when these awards were issued, stock-based compensation expense in 2007 and 2006 would have been less by $6.0 million and $13.5 million, respectively.

        SFAS 123R provided transition alternatives with respect to calculating the pool of tax benefits within our additional paid-in capital (the “APIC” Pool) that are available on the adoption date to offset potential future shortfalls. The APIC Pool results from the amount by which cumulative year tax deductions for stock-based compensation exceed the cumulative book stock-based compensation expense recognized in our financial statements. We utilized the short-cut method as prescribed by FASB Statement of Position 123R-3 to calculate the APIC Pool.

        Concentration of Credit Risk. We provide marketing and corporate communications services to thousands of clients who operate in nearly every industry sector. We grant credit to qualified clients in the ordinary course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 2.8% of our 2007 consolidated revenue and no other client accounted for more than 2.4% of our 2007 consolidated revenue.

        Derivative Financial Instruments. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.

        Our derivative financial instruments consist principally of cross-currency interest rate swaps and forward foreign exchange contracts. For derivative financial instruments to qualify for hedge accounting the following criteria must be met: (1) the hedging instrument must be designated as a hedge; (2) the hedged exposure must be specifically identifiable and expose us to risk; and (3) it is expected that a change in fair value of the derivative financial instrument and an opposite change in the fair value of the hedged exposure will have a high degree of correlation.

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

        We execute forward foreign exchange contracts in the same currency as the related exposure, whereby 100% correlation is achieved based on spot rates. Gains and losses on derivative financial instruments which are hedges of foreign currency assets or liabilities are recorded at market value and changes in market value are recognized in the statement of income in the current period. Gains and losses on our cross-currency interest rate swaps that are used to hedge our net investments in foreign subsidiaries are recorded to accumulated comprehensive income as translation adjustments to the extent of changes in the spot exchange rate. The remaining difference is recorded in the statement of income in the current period.

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

2. Acquisitions

        During 2007, we completed 13 acquisitions of new subsidiaries for cash consideration and made additional cash investments in companies in which we already had an ownership interest, none of which were material to our consolidated financial position or results of operations. In addition, we made contingent

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

purchase price payments related to acquisitions completed in prior years. The aggregate cost of these transactions, including cash payments and the assumption of liabilities in 2007 was as follows (dollars in millions):

New and existing subsidiaries	$219.0
Contingent purchase price payments	159.3

$378.3

        Valuations of these acquired companies were based on a number of factors, including specialized know-how, reputation, geographic coverage, competitive position and service offerings. Our acquisition strategy has been focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of our various strategic business platforms through the expansion of their geographic area and/or their service capabilities to better serve our clients. Consistent with our acquisition strategy and past practice, most acquisitions completed in 2007 included an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. These contingent purchase price obligations are accrued when the contingency is resolved and payment is certain.

        For each of our acquisitions, we undertake a detailed review to identify other intangible assets and a valuation is performed for all such assets identified. We use several market participant measurements to determine fair value. This approach includes consideration of similar and recent transactions, as well as utilizing discounted expected cash flow methodologies and when available and as appropriate, we use comparative market multiples to supplement our analysis. Like most service businesses, a substantial portion of the intangible asset value that we acquire is the specialized know-how of the workforce, which is treated as part of goodwill and is not required to be valued separately by SFAS 141. The majority of the value of the identifiable intangible assets that we acquire is derived from customer relationships and the related customer contracts. In executing our acquisition strategy, one of the primary drivers in identifying and executing a specific transaction is the existence of, or the ability to, expand our existing client relationships. The expected benefits of our acquisitions are typically shared across multiple agencies and regions.

        As of December 31, 2007 and 2006, the components of our intangible assets were as follows:

	(Dollars in millions)
	2007			2006
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to
SFAS 142 impairment tests:

Goodwill	$7,946.5	$628.0	$7,318.5	$7,457.2	$605.3	$6,851.9

Other identifiable intangible assets
subject to amortization:

Purchased and internally
developed software	$ 249.9	$187.8	$ 62.1	$ 223.1	$163.1	$ 60.0

Customer related and other	197.4	63.8	133.6	127.9	44.7	83.2

Total	$ 447.3	$251.6	$ 195.7	$ 351.0	$207.8	$ 143.2

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

3. Bank Loans and Lines of Credit

        Bank loans of $12.0 million and $10.5 million at December 31, 2007 and 2006, respectively, are primarily comprised of the bank overdrafts of our international subsidiaries. These loans are treated as unsecured loans pursuant to our bank agreements. The weighted average interest rate on these bank loans as of December 31, 2007 and 2006 was 5.9% and 6.2%, respectively.

        At December 31, 2007 and 2006, we had committed and uncommitted lines of credit aggregating $2,954.9 million and $2,862.4 million, respectively. The unused portion of these credit lines was $2,942.9 million and $2,851.9 million at December 31, 2007 and 2006, respectively. During the third quarter of 2007, volatility in the financial markets related to the credit crisis resulted in an increase in borrowing spreads in the commercial paper markets. We arranged for $300.0 million in unsecured uncommitted lines of credit and shifted funding a portion of our daily needs to these lines from our commercial paper program. These lines were subsequently terminated during the fourth quarter of 2007. Accordingly, at December 31, 2007, there were no borrowings outstanding under these lines.

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

        Our five-year credit facility is provided by a bank syndicate that includes large global banks such as Citibank, JP Morgan Chase, HSBC, ABN Amro, Deutsche Bank, Bank of America, Societe Generale and BBVA. We also include large regional banks in the U.S. such as Wachovia, US Bancorp, Northern Trust, PNC and Wells Fargo. Additionally, we include banks that have a major presence in countries where we conduct business such as Sumitomo in Japan, Fortis in Belgium, Intesa San Paolo in Italy, Scotia in Canada and ANZ in Australia.

        Our $2,500.0 million five-year revolving credit facility provides support for our $1,500.0 million commercial paper program, as well as provide back-up liquidity in the event any of our convertible notes are put back to us. The gross amount of commercial paper issued and redeemed under our commercial paper program during 2007 was $20.0 billion, with an average term of 3.2 days. During 2006, $13.6 billion of commercial paper was issued and redeemed with an average term of 2.8 days. We issue commercial paper to manage changes in our working capital during the year that arise principally because in the normal course of business, our agencies incur costs on behalf of our clients at levels substantially exceeding our revenues, including when we place media and incur production cost obligations. As of December 31, 2007 and 2006, we had no commercial paper borrowings outstanding.

        The credit facilities contain financial covenants limiting the ratio of total consolidated indebtedness to total consolidated EBITDA (for purposes of these covenants EBITDA is defined as earnings before interest, taxes, depreciation and amortization) to no more than 3.0 times. In addition, we are required to maintain a minimum ratio of EBITDA to interest expense of at least 5.0 times. At December 31, 2007, our ratio of debt to EBITDA was 1.6 times and our ratio of EBITDA to interest expense was 17.5 times. We were in compliance with these covenants. In addition, the credit facilities do not limit our ability to declare or pay dividends.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Long-Term Debt and Convertible Notes

        Long-term debt and convertible notes outstanding as of December 31, 2007 and 2006 consisted of the following:

	(Dollars in millions)
	2007	2006
Senior Notes — due April 15, 2016	$ 996.0	$ 995.5
Other notes and loans at rates from 4.8% to 12.0%,
due through 2012	19.8	18.8

	1,015.8	1,014.3
Less current portion	2.6	1.1

Total long-term debt	$1,013.2	$1,013.2

Convertible Notes — due February 7, 2031	$ 847.0	$ 847.0
Convertible Notes — due July 31, 2032	727.0	727.0
Convertible Notes — due June 15, 2033	0.2	39.4
Convertible Notes — due July 1, 2038	467.3	428.1

	2,041.5	2,041.5
Less current portion	—	—

Total convertible notes	$2,041.5	$2,041.5

        In February 2001, we issued $850.0 million aggregate principal amount of Liquid Yield Option Notes due February 7, 2031 (“2031 Notes”). These notes are senior unsecured zero-coupon securities that were convertible at issuance into 15.5 million shares of our common stock, implying a conversion price of $55.01 per common share, subject to normal anti-dilution adjustments. These notes are convertible at a specified ratio only upon the occurrence of certain events, including; if our common shares trade above certain levels, if we effect extraordinary transactions or if our long-term debt credit ratings are downgraded by at least two notches from their December 31, 2007 level of A- to BBB or lower by Standard & Poor’s Ratings Service (“S&P”), or from their December 31, 2007 level of Baa1 to Baa3 or lower by Moody’s Investors Service (“Moody’s”). These events would not, however, result in an adjustment of the number of shares issuable upon conversion. Holders of these notes have the right to put the notes back to us for cash in February of each year and we have agreed not to redeem the notes for cash before February 7, 2009. There are no events that accelerate the noteholders’ put rights. Beginning in February 2006 and every six months thereafter, if the market price of our common shares exceeds certain thresholds, we may be required to pay contingent cash interest for that period. Our initial calculation in February 2006 and subsequent calculations thereafter did not require us to pay contingent cash interest. In prior years, $3.0 million principal amount of notes were put back to us reducing the total outstanding balance to $847.0 million.

        In March 2002, we issued $900.0 million aggregate principal amount of Zero Coupon Zero Yield Convertible Notes due July 31, 2032 (“2032 Notes”). The notes are senior unsecured zero-coupon securities that were convertible at issuance into 16.4 million shares of our common stock, implying a conversion price of $55.01 per common share, subject to normal anti-dilution adjustments. These notes are convertible at a specified ratio only upon the occurrence of certain events, including; if our common shares trade above certain levels, if we effect extraordinary transactions or if our long-term debt credit ratings are downgraded at least two notches from their December 31, 2007 level of A- to BBB or lower by S&P, or from their December 31, 2007 level of Baa1 to Baa3 or lower by Moody’s. These events would not, however, result in an adjustment of the number of shares issuable upon conversion. Holders of these notes have the right to put the notes back to us for cash in August of each year and we have agreed not to redeem the notes for cash before July 31, 2009. There are no events that accelerate the noteholders’ put rights. Beginning in August 2007 and every six months thereafter, if the market price of our common shares exceeds certain thresholds, we may be required to pay contingent cash interest for that period. Our initial calculation in August 2007 did not require us to pay contingent interest. In

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

prior years, $7.7 million principal amount of notes were put back to us reducing the total outstanding balance at December 31, 2005 to $892.3 million and $165.3 million principal amount of notes were put back to us in 2006 reducing the outstanding balance at December 31, 2006 to $727.0 million.

        In June 2003, we issued $600.0 million aggregate principal amount of Zero Coupon Zero Yield Convertible Notes due June 15, 2033 (“2033 Notes”). The notes are senior unsecured obligations that were convertible at issuance into 11.7 million shares of our common stock, implying a conversion price of $51.50 per common share, subject to normal anti-dilution adjustments. These notes are convertible at the specified ratio only upon the occurrence of certain events, including; if our common shares trade above certain levels, if we effect extraordinary transactions or if our long-term debt credit ratings are downgraded from their current level to Ba1 or lower by Moody’s or BBB- or lower by S&P. The occurrence of these events will not result in an adjustment of the number of shares issuable upon conversion. Holders of these notes have the right to put the notes back to us for cash on June 15, 2008, 2010, 2013, 2018, 2023 and on each June 15 annually thereafter through June 15, 2032 and we have a right to redeem the notes for cash beginning on June 15, 2010. There are no events that accelerate the noteholders’ put rights. Beginning in June 2010, if the market price of our common shares exceeds certain thresholds, we may be required to pay contingent cash interest. The majority of the 2033 Notes were amended in June 2006, as discussed below, and the amended notes are referred to as our Zero Coupon Zero Yield Convertible Notes due 2038 (“2038 Notes”).

        Our 2031, 2032, 2033 and 2038 Notes (collectively the “Notes”) provide the noteholders with certain rights that we consider to be embedded derivatives in accordance with SFAS 133. Under SFAS 133, embedded derivatives could be required to be bifurcated and accounted for separately from the underlying host instrument. The noteholders’ rights we considered for bifurcation were: (1) an embedded conversion option to convert the bonds into shares of our common stock; (2) the right to put the Notes back to us for repayment (noteholder’s put right) and our agreement to not call the Notes up to specified dates (no call right); and (3) the right to collect contingent cash interest from us if certain criteria are met. As discussed below, the embedded derivatives were not required to be bifurcated or had no impact on the carrying value of the Notes and accordingly, the Notes are carried at their value due at maturity.

        Specifically, the embedded conversion options qualify for the exception in SFAS 133 covering convertible bonds and we are not required to separately account for the embedded conversion option. Under SFAS 133, the embedded options must meet the criteria of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”) to qualify for the exception. EITF 00-19 required that certain criteria be met for a freestanding derivative in a company’s own stock to be classified as an equity instrument. The embedded conversion options met the criteria in EITF 00-19 and would, if converted, be accounted for in shareholders’equity as if they were freestanding derivatives. We are not required to separately value and account for the noteholders’ put right and the no call right under SFAS 133 and related interpretation by the Derivatives Implementation Group (DIG) No. B-16. These rights were considered to be clearly and closely related to the underlying Notes and are not contingently exercisable. Additionally, the debt was not issued with a substantial discount or premium. Lastly, the noteholders’ right to collect contingent cash interest is a derivative and is required to be marked to market value each reporting period with changes recorded in interest expense. The value of this right is primarily linked to the price of our common stock and not the debt host contract. Therefore, it is not clearly and closely related to our debt and is required to be separately accounted for under SFAS 133. For each of the Notes at issuance and through December 31, 2005, this right had nominal value. For the periods ended December 31, 2007 and 2006, the value was $0.7 million and $0.8 million, respectively.

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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        In June 2006, we offered to pay a supplemental interest payment of $27.50 per $1,000 of our 2033 Notes to holders that did not put their notes back to us and consented to the amendments to the notes and related indenture as of June 27, 2006. The principal amendment extended the maturity of the notes from June 15, 2033 to July 1, 2038. The additional amendments conformed other terms of the notes for the extension of the maturity date, as well as amending the comparable yield. On June 21, 2006, we repurchased $132.5 million of notes that were put to us. With respect to the remaining $467.5 million of notes as of June 30, 2006, noteholders holding a combined amount of $428.1 million of notes consented to the amendments, were paid $27.50 per $1,000 note and their notes were amended. The total supplemental interest payment of $11.7 million will be amortized ratably over a twenty-four-month period to the next put date in accordance with EITF 96-19. During the first quarter of 2007, substantially all of the remaining holders of the 2033 Notes exchanged their notes for 2038 Notes reducing the aggregate principal amount of the 2033 Notes outstanding to $0.2 million. No supplemental interest payment or fee was paid to the noteholders. The next put date for the 2033 and 2038 notes is June 15, 2008.

        In July 2006, we offered to pay a supplemental interest payment of $32.50 per $1,000 principal amount of notes to holders of our 2032 Notes as of August 1, 2006 that did not put their notes back to us. On August 4, 2006, we repurchased $165.2 million of our 2032 Notes that were put to us. With respect to the remaining $727.0 million of notes, noteholders were paid a total supplemental interest payment of $23.6 million on August 2, 2006 which is being amortized ratably over a 12-month period to the next put date in accordance with EITF 96-19. In July 2007, we did not pay a supplemental interest payment to noteholders of our 2032 Notes and none of the 2032 Notes were put back to us for repayment.

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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In February 2008, we offered to pay a supplemental interest payment of $9.00 per $1,000 principal amount of notes to holders of our 2031 Notes as of February 4, 2008 who did not put their notes back to us. None of the 2031 Notes were put back to us and on February 8, 2008, noteholders were paid a total supplemental interest payment of $7.6 million that will be amortized ratably over a 12-month period to the next put date in accordance with EITF 96-19.

        For the years ended December 31, 2007, 2006 and 2005, our gross interest expense on our borrowings was $106.9 million, $124.9 million and $78.0 million, respectively. Included in our interest expense in 2007, 2006 and 2005, and described above was $23.9 million, $71.5 million and $47.3 million related to our convertible notes, respectively. Interest expense relative to our Senior Notes was $60.2 million and $45.5 million in 2007 and 2006. In addition, interest expense relative to our €152.4 million 5.20% Notes was $3.9 million in 2005. The remainder of our interest expense in these years was related to our short-term borrowings.

        The aggregate stated maturities of long-term debt and convertible notes as of December 31, 2007, are as follows:

(Dollars in millions)
2008	$ 2.6
2009	0.5
2010	16.3
2011	0.3
2012	0.1
2013	—
Thereafter	3,037.5

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

        A summary of our revenue and long-lived assets by geographic area for the years then ended, and as of December 31, 2007, 2006 and 2005 is presented below:

	(Dollars in millions)
	Americas	EMEA	Asia/Australia
2007
Revenue	$7,392.8	$4,543.7	$757.5
Long-Lived Assets	420.5	233.9	52.3
Goodwill	6,061.9	1,196.4	60.2
2006
Revenue	$6,789.2	$3,909.7	$678.0
Long-Lived Assets	379.1	211.7	49.0
Goodwill	5,636.7	1,157.8	57.4
2005
Revenue	$6,261.6	$3,586.0	$633.5
Long-Lived Assets	415.9	149.8	43.0
Goodwill	5,508.4	932.2	52.5

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

        Our total equity investments did not exceed 3.0% of our total assets, our proportionate share of our affiliates’ total assets did not exceed 3.0% of our total assets, and individually and in the aggregate, our proportionate share of our affiliates’ profit before incomes taxes did not exceed 5.0% of our total profit before income taxes. Accordingly, summarized financial information of our affiliates is not required to be disclosed as these affiliates are not material to our financial position or results of operations.

        Our equity interest in the net income of these affiliated companies was $38.4 million and $29.6 million for the years ended December 31, 2007 and 2006, respectively. Our equity interest in the net assets of these affiliated companies was $165.8 million and $132.8 million at December 31, 2007 and 2006, respectively. Owners of interests in certain of our affiliated companies have the right in certain circumstances to require us to purchase additional ownership interests at fair value as defined in the applicable agreements. The intent of the parties is to approximate fair value at the time of redemption by using a multiple of earnings, which is consistent with generally accepted valuation practices used by market participants in our industry. The terms of these rights vary for each arrangement and the ultimate amount payable in the future also varies based upon the future earnings of the affiliated companies, changes in the applicable foreign currency exchange rates and if exercised, the timing of the exercise of these rights.

        Our cost-based investments at December 31, 2007 were primarily comprised of equity interests of less than 20% in various privately held service companies. This method is used when we own less than a 20% equity interest and do not exercise significant influence over the operating and financial policies of the investee. The total cost basis of these investments as of December 31, 2007 and 2006 was $41.2 million and $47.2 million, respectively and are included in other assets on our balance sheet.

7. Employee Stock Compensation Plans

        Our current equity incentive compensation plan was adopted in 2007 (“2007 Equity Incentive Award Plan”) and reserved 37.0 million shares of our common stock for options, restricted stock and other awards. The 2007 Equity Incentive Award Plan also permits reissuance of forfeited shares that were issued as restricted stock awards and option grants under the current and previous plans prior to the adoption of the 2007 Equity Incentive Award Plan. Pursuant to the 2007 Equity Incentive Award Plan, the exercise price of options awarded may not be less than 100% of the market price of the stock at the date of grant and the option term cannot be longer than ten years from the date of grant. The terms of each option and the times at which each option will be exercisable will be determined by the Compensation Committee of the Board of Directors. It is anticipated that the full vesting period for options will generally be three years. Generally our option grants become exercisable 30% on each of the first two anniversary dates of the grant date with the final 40% becoming exercisable three years from the grant date.

        As a result of the adoption of the 2007 Equity Incentive Award Plan in 2007, no new awards may be granted under our previous award plans.

        Our current and previous equity award plans do not permit the holder of an award to elect cash settlement under any circumstances.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options:

        Options included under all incentive compensation plans, all of which were approved by our shareholders, for the past three years are:

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Shares under option, beginning of year	23,881,610	$37.44	31,405,670	$37.03	34,608,094	$36.53
Options granted under:
2007 Equity Incentive Award Plan	120,000	52.83	—	—	—	—
Previous Equity Incentive Plans	—	—	100,000	44.40	40,000	40.25
Options exercised	(2,097,251)	29.43	(7,599,726)	35.82	(2,905,878)	31.17
Options forfeited / repurchased	(192,824)	41.63	(24,334)	38.23	(336,546)	36.45

Shares under option, end of year	21,711,535	$38.26	23,881,610	$37.44	31,405,670	$37.03

Options exercisable at year-end	21,591,535		15,860,978		22,588,878

        The following table summarizes the information above about options outstanding and options exercisable at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices (in dollars)	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$19.88 to 21.34	570,000	1 year	$20.96	570,000	$20.96
32.75 to 45.61	3,810,000	1-2 years	41.19	3,810,000	41.19
39.16	1,704,000	2-3 years	39.16	1,704,000	39.16
31.18 to 43.58	13,154,731	3-4 years	36.47	13,154,731	36.47
43.04 to 46.77	2,352,804	4-5 years	46.31	2,352,804	46.31
52.83	120,000	6-7 years	52.83	—	—

	21,711,535			21,591,535

        The weighted average fair value, calculated on the basis summarized below, of each option granted was $8.01, $8.06 and $8.44 for 2007, 2006 and 2005, respectively. The fair value of each option grant has been determined as of the date of grant using the Black-Scholes option valuation model and are typically amortized to expense over the vesting period. The Black-Scholes assumptions (without adjusting for the risk of forfeiture and lack of liquidity) were as follows:

	2007	2006	2005
Expected option lives	3.5 years	3.5 years	3.5 years
Risk free interest rate	4.0%	4.9% - 5.1%	3.8%
Expected volatility	14.7%	16.4% - 16.7%	24.1%
Dividend yield	1.1%	1.1%	1.1%

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Shares:

        Changes in outstanding shares of restricted stock for the three years ended December 31, 2007 were as follows:

	2007	2006	2005
Restricted shares at beginning of year	4,162,718	4,356,670	4,824,826
Number granted	1,639,761	1,450,706	1,447,114
Number vested	(1,243,605)	(1,407,930)	(1,692,276)
Number forfeited	(260,907)	(236,728)	(222,994)

Restricted shares at end of year	4,297,967	4,162,718	4,356,670

        The weighted average per share grant date fair value of restricted shares was $44.94 at the end of 2007, $40.30 at the end of 2006 and $37.15 at the end of 2005.

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

ESPP:

        We have an employee stock purchase plan (“ESPP”) that enables employees to purchase our common stock through payroll deductions over each plan quarter at 85% of the market price on the last trading day of the plan quarter. Purchases are limited to 10% of eligible compensation as defined by the Employee Retirement Income Security Act of 1974 (“ERISA”). During 2007, 2006 and 2005, employees purchased 513,429 shares, 551,704 shares and 570,852 shares, respectively, all of which were treasury shares, for which $22.2 million, $21.1 million and $20.4 million, respectively, was paid to us. At December 31, 2007, 1,062,463 shares remain reserved for the ESPP.

        Total pre-tax stock-based employee compensation cost for the years ended December 31, 2007, 2006 and 2005, was $68.7 million, $71.1 million and $87.0 million, respectively. Total unamortized stock-based compensation at December 31, 2007 was $151.2 million that will be expensed over the next four years.

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

8. Income Taxes

        We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Our subsidiaries also file tax returns in various foreign jurisdictions. The principal foreign jurisdictions include the United Kingdom, France and Germany. The Internal Revenue Service (“IRS”) has completed its examination of our federal tax returns through 2002 and has commenced an examination of our federal tax returns for 2003 and 2004. In addition, our subsidiaries’ tax returns in the United Kingdom, France and Germany have been examined through 2001, 2003 and 2000, respectively.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Income before income taxes and the provision for taxes on income consisted of the amounts shown below:

	Years Ended December 31, (Dollars in millions)
	2007	2006	2005
Income before income taxes:
Domestic	$ 736.2	$ 684.0	$ 665.5
International	848.9	707.9	615.1

Total	$1,585.1	$1,391.9	$1,280.6

Provision for taxes on income:
Current:
Federal	$ 133.8	$ 171.4	$ 133.5
State and local	12.0	15.9	10.5
International	234.1	189.8	186.7

Total Current	379.9	377.1	330.7

Deferred:
Federal	131.4	62.4	82.0
State and local	7.6	3.9	1.8
International	18.0	23.5	20.8

Total Deferred	157.0	89.8	104.6

Total	$ 536.9	$ 466.9	$ 435.3

        Our effective income tax rate varied from the statutory federal income tax rate as a result of the following factors:

	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local taxes on income,
net of federal income tax benefit	0.8	0.9	0.6
International subsidiaries’ tax rate differentials	(2.8)	(2.3)	(0.7)
Other	0.9	(0.1)	(0.9)

Effective rate	33.9%	33.5%	34.0%

        Included in income tax expense is $2.8 million, $1.6 million and $(1.8) million of interest, net of tax benefit and penalties related to tax positions taken on our tax returns for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was $14.0 million and $9.3 million, respectively.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Deferred tax assets and liabilities as of December 31, 2007 and 2006 consisted of the amounts shown below (dollars in millions):

	2007	2006
Deferred tax assets:
Compensation and severance	$ 329.6	$ 333.8
Tax loss and credit carryforwards	228.6	172.2
Basis differences arising from acquisitions	43.0	65.9
Basis differences from short-term assets and liabilities	32.8	31.5
Basis differences arising from investments	2.6	14.6
Other	31.8	4.6

Total deferred tax assets	668.4	622.6
Valuation allowance	(74.4)	(72.2)

Total deferred tax assets net of valuation allowance	$ 594.0	$ 550.4

Deferred tax liabilities:
Financial instruments	$ 350.0	$ 281.0
Basis differences arising from tangible and deductible
intangible assets	232.3	156.7

Total deferred tax liabilities	$ 582.3	$ 437.7

        Net current deferred tax assets as of December 31, 2007 and 2006 were $146.0 million and $141.3 million, respectively, and were included in prepaid expenses and other current assets. At December 31, 2007, we had net international long-term deferred tax assets of $40.5 million and net U.S. long-term deferred tax liabilities of $174.8 million. At December 31, 2006, we had net international long-term deferred tax assets of $49.4 million and net U.S. long-term deferred tax liabilities of $78.0 million. We have reclassified our December 31, 2006 long-term deferred tax assets and long-term deferred tax liabilities in a manner consistent with our 2007 presentation to present amounts that are offset in particular tax jurisdictions in accordance with paragraph 42 of SFAS 109.

        We have concluded that it is more likely than not that we will be able to realize our net deferred tax assets in future periods because results of future operations are expected to generate sufficient taxable income. The valuation allowance of $74.4 million and $72.2 million at December 31, 2007 and 2006, respectively, relates to tax loss and credit carryforwards in the U.S. and international jurisdictions. None of the components of the $2.2 million net increase in our 2007 valuation allowance had a material impact on our effective tax rate. Our tax loss and credit carryforwards are available to us for periods generally in a range of 5 to 20 years which is in excess of the forecasted utilization of such carryforwards.

        We have not provided U.S. deferred income taxes on cumulative earnings of non-U.S. subsidiaries and affiliates that have been reinvested indefinitely. Determination of the amount of this deferred tax liability is not practicable because of the complexities associated with its hypothetical calculations.

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

        In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), that clarifies the accounting and recognition for income tax positions taken or expected to be taken in our tax returns. We adopted FIN 48 on January 1, 2007,

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and recorded the cumulative effect of a change in accounting principle by recording a decrease in the liability for uncertain tax positions of $1.3 million, that was accounted for as a credit to opening retained earnings. At January 1, 2007, the total liability for uncertain tax positions recorded in our balance sheet in Deferred Compensation and Other Liabilities was $62.5 million.

        A year-over-year reconciliation of our liability for uncertain tax positions is as follows (dollars in millions):

Balance January 1, 2007	$ 62.5
Additions:
Current year tax positions	10.3
Prior year tax positions	3.4
Reduction of prior year tax positions	—
Settlements	(8.3)
Lapse of statue of limitations	(1.3)
Foreign currency exchange rates	0.6

Balance at December 31, 2007	$ 67.2

        Approximately $49.9 million of the consolidated worldwide liability for uncertain tax positions recorded in our balance sheet would affect our effective tax rate upon resolution of the uncertain tax positions.

9. Employee Retirement Plans

Defined Contribution Plans

        Our domestic and international subsidiaries primarily provide retirement benefits for their employees through defined contribution plans. Company contributions to the plans, which are determined by the boards of directors of the subsidiaries, vary by subsidiary and have generally been in amounts up to the maximum percentage of total eligible compensation of participating employees that is deductible for income tax purposes. Expenses related to the Company’s contributions to these plans were $99.8 million in 2007, $87.3 million in 2006 and $85.6 million in 2005.

Defined Benefit Plans — Overview

        Certain of our subsidiaries sponsor noncontributory defined benefit pension plans, including two pension plans related to our U.S. businesses and 30 plans related to our non-U.S. businesses. These plans provide benefits to employees based on formulas recognizing length of service and earnings. The U.S. pension plans, which cover approximately 1,600 participants, have been closed to new participants. The non-U.S. pension plans, which cover approximately 5,400 participants, are not covered by ERISA. We account for our defined benefit pension plans in accordance with SFAS No. 87, Employers’ Accounting for Pensions (“SFAS 87”).

        In December 2006, we adopted a Senior Executive Restrictive Covenant and Retention Plan (the “Retention Plan”) for certain executive officers of Omnicom selected to participate by the Compensation Committee (“the Committee”) of the Board of Directors. The Retention Plan was adopted to secure non-competition, non-solicitation, non-disparagement and ongoing consulting services from such executive officers, and to strengthen the retention aspect of executive officer compensation. The Retention Plan provides for annual payments to its participants upon termination following at least seven years of service with Omnicom or its subsidiaries. A participant’s annual benefit is payable for the 15 consecutive calendar years following termination, and is equal to the lesser of (i) the participant’s final average pay times an applicable percentage, which is based upon the executive’s years of service as an executive officer, not to exceed 35% or (ii) $1.25 million. The Retention Plan is accounted for in accordance with SFAS 87.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Postemployment Arrangements — Overview

        We have executive retirement agreements under which benefits will be paid to participants or to their beneficiaries over periods up to 10 years beginning after cessation of full-time employment. We have applied SFAS No. 112, Employers’ Accounting for Postemployment Benefits, an amendment of FASB Statements No. 5 and 43 (“SFAS 112”) and the recognition and measurement provisions of SFAS 87 to these agreements.

        In addition, certain of our subsidiaries have individual deferred compensation arrangements with certain executives that provide for payments over varying terms upon retirement, cessation of employment or death. The cost related to these arrangements is accrued during the employee’s service period.

Adoption of SFAS No. 158

        In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158, which became effective December 31, 2006, requires plan sponsors to recognize on their balance sheet the funded status of their defined benefit and postemployment plans. The funded status is measured by comparing the projected benefit obligation (the “benefit obligation”) of each individual plan to the fair value of assets of each individual plan at the year-end balance sheet date. Additionally, actuarial gains and losses and prior service costs that, in accordance with SFAS No. 87, were not previously recognized on the balance sheet, were recognized upon adoption with the offset recorded in accumulated other comprehensive income, net of tax effects. Accordingly, SFAS 158 did not and will not change the amounts recognized in our consolidated statement of income as net periodic benefit cost.

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

        The incremental effect of adopting SFAS 158 in our consolidated balance sheets at December 31, 2006 was (dollars in millions):

	Before Adoption of SFAS 158	SFAS 158 Adjustment	After Adoption of SFAS 158, As Reported
Assets:
Other assets	$ 267.4	$ (7.3)	$ 260.1
Deferred tax benefits	29.0	20.4	49.4
Total assets	17,791.6	13.1	17,804.7
Liabilities:
Deferred compensation and other liabilities	261.7	44.1	305.8
Shareholders’ equity:
Accumulated other comprehensive income	298.9	(31.0)	267.9
Total shareholders’ equity	3,902.3	(31.0)	3,871.3

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Included in accumulated other comprehensive income at December 31, 2006, are unrecognized actuarial gains and losses and unrecognized prior service cost of $51.4 million, $31.0 million net of tax, that has not yet been recognized in the net periodic benefit cost.

Defined Benefit Plans

        The components of net periodic benefit cost for the three years ended December 31, 2007 are as follows (dollars in millions):

	2007	2006	2005
Service cost	$ 6.4	$ 6.8	$ 5.5
Interest cost	6.5	4.8	4.9
Expected return on plan assets	(5.3)	(4.8)	(5.6)
Amortization of prior service cost	2.4	0.1	—
Amortization of actuarial (gains) losses	1.2	1.4	2.4
Other	—	0.1	—

Total cost	$ 11.2	$ 8.4	$ 7.2

        Included in accumulated other comprehensive income at December 31, 2007 and 2006 were unrecognized actuarial gains and losses, and unrecognized prior service cost of $37.0 million, $22.1 million net of tax and $44.6 million, $26.9 million net of tax, respectively, that has not yet been recognized in the net periodic benefit cost related to our defined benefit plans.

        The unrecognized actuarial gains and losses and unrecognized prior service cost included in accumulated other comprehensive income, and expected to be recognized in net periodic benefit cost during the fiscal year ended December 31, 2008, is $3.3 million.

        The weighted average assumptions used to determine the net periodic benefit cost for our U.S. and non-U.S. defined benefit plans for the three years ended December 31, 2007 were:

	2007	2006	2005
Discount rate	5.17%	4.67%	4.44%
Compensation increases	3.17%	3.17%	3.18%
Expected return on assets	6.01%	6.50%	6.67%

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

        Our funding policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in the applicable employee benefit and tax laws that the plans are subject to, plus such additional amounts as we may determine to be appropriate. In 2007 and 2006, we contributed $11.6 million and $9.5 million, respectively, to our defined benefit plans. We do not expect our 2008 contributions to differ materially from 2007.

        The weighted average asset allocations at December 31, 2007 and 2006 were:

	2007		2006
	Target Allocation	Actual Allocation	Actual Allocation
U.S. equity securities	36%	38%	38%
Non-U.S. equity securities	23	24	22
Debt securities	27	24	25
Other	14	14	15

Total	100%	100%	100%

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Our investment policies and strategies for our defined benefit plans are to maximize returns subject to risk management policies.

        The estimated future benefit payments expected to be paid are as follows (dollars in millions):

2008	2009	2010	2011	2012	2013-2017
$ 5.8	$ 5.8	$ 6.2	$ 6.4	$ 6.1	$42.8

        At December 31, 2007 and 2006, the benefit obligations, fair value of assets and the funded status of our defined benefit plans were (dollars in millions):

	2007	2006
Benefit Obligation
Benefit obligation at January 1	$ 135.6	$ 106.7
Service cost	6.4	6.8
Interest cost	6.5	4.8
Plan amendments	(3.4)	—
Actuarial (gains) losses	(3.2)	(4.3)
Benefits paid	(11.7)	(11.3)
Plan adoption	—	29.7
Foreign currency exchange rates	5.6	3.2

Benefit obligation at December 31	$ 135.8	$ 135.6

Fair Value of Assets
Fair value of assets at January 1	$ 79.5	$ 72.6
Actual return on plan assets	1.9	7.1
Employer contributions	11.6	9.5
Benefits paid	(11.7)	(11.3)
Foreign currency exchange rates	2.8	1.6

Fair value of assets at December 31	$ 84.1	$ 79.5

Funded Status
Unfunded status at December 31	$ (51.7)	$ (56.1)

        The accumulated benefit obligations for our defined benefit plans at December 31, 2007 and 2006 were $119.2 million and $118.3 million, respectively.

        At December 31, 2007 and 2006, the amounts related to our defined benefit plans recognized in our consolidated balance sheets were (dollars in millions):

	2007	2006
Other assets	$ 10.3	$ 6.5
Other current liabilities	(0.5)	(0.6)
Deferred compensation and other liabilities	(61.5)	(62.0)

Net liability	$(51.7)	$(56.1)

        At December 31, 2007 and 2006, our defined benefit plans with benefit obligations in excess of plan assets were (dollars in millions):

	2007	2006
Benefit obligation	$101.7	$98.4
Plan assets	39.7	35.8

Net liability	$ 62.0	$62.6

        We use a December 31 measurement date to determine the plan assets and benefit obligation for a majority of our defined benefit plans.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The weighted average assumptions used to determine the benefit obligation for our U.S. and non-U.S. defined benefit plans at December 31, 2007 and 2006 were:

	2007	2006
Discount rate	5.14%	4.77%
Compensation increases	3.64%	3.19%

Postemployment Arrangements

        The components of net periodic benefit cost, calculated by applying SFAS 112 and the recognition and measurement provisions of SFAS 87, for the three years ended December 31, 2007 are as follows (dollars in millions):

	2007	2006	2005
Service cost	$2.0	$2.4	$2.2
Interest cost	4.2	4.0	3.6
Expected return on plan assets	N/A	N/A	N/A
Amortization of prior service cost	0.4	0.4	0.3
Amortization of actuarial (gains) losses	0.1	0.8	0.4
Other	—	(0.1)	(0.5)

Total cost	$6.7	$7.5	$6.0

        Included in accumulated other comprehensive income at December 31, 2007 and 2006 were unrecognized actuarial gains and losses, and unrecognized prior service cost of $16.0 million, $9.6 million net of tax and $6.8 million, $4.1 million net of tax, respectively, that has not yet been recognized in the net periodic benefit cost related to our postemployment arrangements.

        The unrecognized actuarial gains and losses and unrecognized prior service cost included in accumulated other comprehensive income, and expected to be recognized in net periodic benefit cost during the fiscal year ended December 31, 2008, is $0.9 million.

        The weighted average assumptions used to determine the net periodic benefit cost for our postemployment arrangements for the three years ended December 31, 2007 were:

	2007	2006	2005
Discount rate	5.75%	5.50%	5.75%
Compensation increases	3.50%	3.50%	3.50%
Expected return on assets	N/A	N/A	N/A

        We amortize experience gains and losses and effects of changes in actuarial assumptions over a period no longer than the expected average future service of active employees.

        The estimated future benefit payments expected to be paid are as follows (dollars in millions):

2008	2009	2010	2011	2012	2013-2017
$ 9.6	$10.2	$ 8.6	$ 8.2	$ 8.3	$31.7

        Our postemployment arrangements are unfunded and benefits are paid when due. The benefit obligation is recognized as a liability in our consolidated balance sheets. At December 31, 2007 and 2006, the benefit obligation for postemployment arrangements was (dollars in millions):

	2007	2006
Benefit Obligation
Benefit obligation at January 1	$76.6	$69.6
Service cost	2.0	2.4
Interest cost	4.2	4.0
Plan amendment	1.4	—
Actuarial (gains) losses	8.3	7.9
Benefits paid	(8.7)	(7.3)

Benefit obligation at December 31	$83.8	$76.6

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        At December 31, 2007 and 2006, the liability for postemployment arrangements was classified as follows (dollars in millions):

	2007	2006
Other current liabilities	$ 9.6	$ 8.6
Deferred compensation and other liabilities	74.2	68.0

Benefit obligation at December 31	$83.8	$76.6

        The weighted average assumptions used to determine the benefit obligation for our postemployment arrangements at December 31, 2007 and 2006 were:

	2007	2006
Discount rate	5.75%	5.75%
Compensation increases	3.50%	3.50%

10. Commitments and Contingent Liabilities

Leases:

        We lease substantially all our office facilities and certain of our equipment under operating and capital leases that expire at various dates. Certain operating leases provide us with the option to renew for additional periods. Where operating leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. Leasehold improvements made at inception or during the lease term are amortized over the shorter of the asset life or the lease term, which may include renewal periods where the renewal is reasonably assured, as defined in SFAS No. 13, Accounting for Leases, as amended by SFAS No. 98, and is included in the determination of straight-line rent expense. Certain operating leases require the payment of real estate taxes or other occupancy costs, which may be subject to escalation. Rent expense for the years ended December 31, 2007, 2006 and 2005 was:

	(Dollars in millions)
	2007	2006	2005
Office rent	$407.1	$374.2	$376.1
Third party sublease	(22.4)	(22.3)	(23.5)

Total office rent	384.7	351.9	352.6
Equipment rent	110.3	113.8	120.1

Total rent	$495.0	$465.7	$472.7

        Future minimum office and equipment base rents under terms of non-cancelable operating and capital leases, reduced by rents to be received from existing non-cancelable subleases, are as follows:

	Operating Leases (Dollars in millions)
	Gross Rent	Sublease Rent	Net Rent
2008	$ 456.6	$16.4	$ 440.2
2009	391.3	12.8	378.5
2010	321.1	9.3	311.8
2011	260.1	6.3	253.8
2012	218.2	3.9	214.3
Thereafter	769.9	6.4	763.5

Total	$2,417.2	$55.1	$2,362.1

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital Leases (Dollars in millions) Lease Payment
2008	$2.5
2009	2.3
2010	1.8
2011	0.4
2012	0.3
Thereafter	0.4

Total minimum lease payments	$7.7

        After deducting $0.5 million, which represents the interest component of the minimum lease payments, from our capital lease payments of $7.7 million, the present obligation of the minimum lease payments at December 31, 2007 was $7.2 million. At December 31, 2007, the current and long-term portions of our capital lease obligation were $2.1 million and $5.1 million, respectively.

Contingently Redeemable Minority Interests:

        Owners of interests in certain of our subsidiaries have the right in certain circumstances to require us to purchase additional ownership interests at fair values as defined in the applicable agreements. The intent of the parties is to approximate fair value at the time of redemption by using a multiple of earnings, which is consistent with generally accepted valuation practices by market participants in our industry.

        The redemption features are embedded in the shares owned by the minority shareholders and are not freestanding. As a result, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, does not apply. Additionally, the embedded redemption features do not fall within the scope of EITF Issue No. 00-4, Majority Owners Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Minority Interest in That Subsidiary, because they do not represent a de facto financing. Consistent with Accounting Research Bulletin No. 51, Consolidated Financial Statements, minority interests have been recorded on the balance sheet at historical cost plus an allocation of subsidiary earnings based on ownership interests, less dividends paid to the minority shareholders.

        Historically, we have provided a description and an estimate of the redemption features. Although EITF Topic No. D-98, Classification and Measurement of Redeemable Securities (“EITF D-98”), does not specifically address contingently redeemable minority interests, we considered applying it by analogy to our redeemable minority interests. Had we applied EITF D-98, we would have reported our minority interests at the higher of their carrying value or their redemption fair value by recording the accretion to fair value through a direct adjustment to shareholders equity with no impact on earnings. Further, had we applied EITF D-98 upon redemption, any prior adjustments to accrete minority interests to their redemption value, had we recorded them, would have been reversed as a direct adjustment to shareholders equity with no impact on earnings.

        Assuming that the subsidiaries perform over the relevant future periods at the profit levels at which they performed in the previous twelve months, the aggregate amount we could be required to pay in future periods is approximately $262 million, $169 million of which relates to obligations that are currently exercisable. The ultimate amount payable relating to these transactions will vary because it is primarily dependent on the future results of operations of the subject businesses, changes in the applicable foreign currency exchange rates and if exercised, the timing of the exercise of these rights. The actual amount that we pay is likely to be different from this estimate and the difference could be significant. If these rights are exercised, there would likely be an increase in our net income subsequent to the exercise as a result of our increased ownership and the reduction of minority interest expense. The obligations that exist for these agreements as of December 31, 2007, calculated using the assumptions above, are as follows:

	(Dollars in millions)
	Currently Exercisable	Not Currently Exercisable	Total
Subsidiary agencies	$169	$93	$262

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As described in Note 13, in December 2007, the FASB issued SFAS 160 that will change the current accounting and financial reporting for non-controlling (minority) interests. SFAS 160 will be effective for fiscal years beginning after December 15, 2008. We will adopt SFAS 160 on January 1, 2009. SFAS 160 will require that non-controlling (minority) interests be reported in the consolidated statement of financial position within equity. It also will require that any increases, or decreases in ownership interests in a subsidiary that do not result in a loss of control be accounted for as equity transactions and as a result any difference between the amount by which the non-controlling (minority) interest is adjusted and the fair value of the consideration paid or received, if any, would be recognized directly in equity attributable to the controlling interest. We are not yet in a position to assess the full impact and related disclosure of adopting SFAS 160 on our minority interest liabilities and our contingently redeemable minority interests.

Legal Proceedings:

        Beginning on June 13, 2002, several putative class actions were filed against us and certain senior executives in the United States District Court for the Southern District of New York. The actions have since been consolidated under the caption In re Omnicom Group Inc. Securities Litigation, No. 02-CV-4483 (RCC), on behalf of a proposed class of purchasers of our common stock between February 20, 2001 and June 11, 2002. The consolidated complaint alleges, among other things, that our public filings and other public statements during that period contained false and misleading statements or omitted to state material information relating to (1) our calculation of the organic growth component of period-to-period revenue growth, (2) our valuation of and accounting for certain internet investments made by our Communicade Group (“Communicade”), which we contributed to Seneca Investments LLC (“Seneca”) in 2001, and (3) the existence and amount of certain contingent future obligations in respect of acquisitions. The complaint seeks an unspecified amount of compensatory damages plus costs and attorneys’ fees. Defendants moved to dismiss the complaint and on March 28, 2005, the court dismissed portions (1) and (3) of the complaint detailed above. The court’s decision denying the defendants’ motion to dismiss the remainder of the complaint did not address the ultimate merits of the case, but only the sufficiency of the pleading. Defendants have answered the complaint. Discovery concluded in the second quarter of 2007. On April 30, 2007, the court granted plaintiff’s motion for class certification, certifying the class proposed by plaintiffs. In the third quarter of 2007 defendants filed a motion for summary judgment on plaintiff’s remaining claim. On January 28, 2008, the court granted defendants’ motion in its entirety, dismissing all claims and directing the court to close the case. On February 4, 2008, the plaintiffs filed a notice of intent to appeal that decision to the United States Court of Appeals for the Second Circuit.

        In addition, on June 28, 2002, a derivative action was filed on behalf of Omnicom in New York state court. On February 18, 2005, a second shareholder derivative action, again purportedly brought on behalf of the Company, was filed in New York state court. The derivative actions have been consolidated before one New York State Justice and the plaintiffs have filed an amended consolidated complaint. The consolidated derivative complaint questions the business judgment of certain current and former directors of Omnicom, by challenging, among other things, the valuation of and accounting for the internet investments made by Communicade and the contribution of those investments to Seneca. The consolidated complaint alleges that the defendants breached their fiduciary duties of good faith. The lawsuit seeks from the directors the amount of profits received from selling Omnicom stock and other unspecified damages to be paid to the Company, as well as costs and attorneys’ fees. The defendants moved to dismiss the derivative complaint on the procedural ground that plaintiffs had failed to make a demand on the board. On June 27, 2006, the trial court entered a decision denying the motion to dismiss. The decision did not address the merits of the allegations, but rather accepted the allegations as true for the purposes of the motion (as the Court was required to do) and excused plaintiffs from making a demand on the board. In the first quarter of 2007, defendants appealed the trial court’s decision. On September 25, 2007, the New York Supreme Court, Appellate Division, First Department issued a decision reversing the trial court and dismissing the derivative claims. Plaintiffs served defendants with a motion seeking reargument of the appeal or, in the alternative, for permission to appeal the decision to the Court of Appeals, New York’s highest court. On January 31, 2008, the court denied the plaintiff’s motion.

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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        We are also involved from time to time in various legal proceedings in the ordinary course of business. We do not presently expect that these proceedings will have a material adverse effect on our consolidated financial position or results of operations.

11. Fair Value of Financial Instruments

        The following table presents the carrying amounts and fair values of our financial instruments at December 31, 2007 and 2006 (dollars in millions). Amounts in parentheses represent liabilities.

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$ 1,793.2	$ 1,793.2	$ 1,739.5	$ 1,739.5
Short-term investments	47.8	47.8	189.3	189.3
Other investments	41.2	41.2	47.2	47.2
Long-term debt and convertible notes	(3,057.3)	(3,147.3)	(3,055.8)	(3,138.2)
Financial commitments:
Cross-currency interest rate swaps	(74.9)	(74.9)	(29.3)	(29.3)
Forward foreign exchange contracts	2.4	2.4	(0.2)	(0.2)
Guarantees	—	(0.9)	—	(1.4)
Letters of credit	—	—	—	—

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Short-term investments:

        Short-term investments consist primarily of time deposits with financial institutions and other investments made with our excess cash which we expect to convert into cash in our current operating cycle, generally within one year. Investments are carried at quoted market prices which approximates cost.

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

Financial commitments:

        The estimated fair values of derivative positions in cross-currency interest rate swaps and forward foreign exchange contracts are based upon quotations received from third party banks and represent the net amount required to terminate the positions, taking into consideration market rates and counterparty credit risk. The fair values of guarantees and letters of credit are based upon the contractual amount of the underlying instruments. The guarantees, which relate to equipment leases, were issued by us for affiliated companies. Letters of credit, when issued, represent guarantees issued by us on behalf of our operating companies for activities in the normal course of business.

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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Our derivative activities are confined to risk management activities related to our international operations. We enter into short-term forward foreign exchange contracts which mitigate the foreign exchange risk of our intercompany cash movements between subsidiaries operating in different currency markets from that of our treasury centers from which they borrow or invest. In the limited number of instances where operating expenses and revenues are not denominated in the same currency, amounts are promptly settled in the foreign currency market with forward contracts. Changes in market value of the forward contracts are included in the income statement and are offset by the corresponding change in value of the underlying asset or liability being hedged. The terms of these contracts are generally 90 days or less. At December 31, 2007 and 2006, the aggregate amount of intercompany receivables and payables subject to this hedge program was $246.9 million and $47.9 million, respectively. The table below summarizes by major currency the notional principal amounts of the Company’s forward foreign exchange contracts outstanding at December 31, 2007 and 2006. The “buy” amounts represent the U.S. Dollar equivalent of commitments to purchase the respective currency, and the “sell” amounts represent the U.S. Dollar equivalent of commitments to sell the respective currency. See Note 11 for a discussion of the value of these instruments.

	(Dollars in millions) Notional Principal Amount
	2007		2006
	Company Buys	Company Sells	Company Buys	Company Sells
U.S. Dollar	$ 4.9	$ 93.7	—	$ 7.0
British Pound	8.8	4.8	8.8	7.5
Euro	20.7	17.1	11.3	3.7
Japanese Yen	85.9	0.8	2.1	0.7
Other	3.9	6.3	1.8	5.0

Total	$124.2	$122.7	$24.0	$23.9

        We manage the foreign exchange fluctuations that may be caused by our intercompany cash movements, by entering into short-term forward foreign exchange contracts which mitigate the foreign exchange risk of the U.S. Dollar commercial paper issued by our London treasury center, whose functional currency is the British Pound. At December 31, 2007, we had no forward contracts outstanding relating to this activity as there was no commercial paper outstanding.

        At December 31, 2007, we had Japanese Yen 22.0 billion aggregate notional principal amount of cross-currency interest rate swaps that mature in 2013 and we had €230.0 million (Euro) aggregate notional principal amount cross-currency interest rate swaps that mature in 2010. These swaps effectively hedge our net investment in certain Yen-denominated and Euro-denominated subsidiaries.

        We have established a centralized reporting system to evaluate the effects of changes in interest rates, currency exchange rates and other relevant market risks. We periodically determine the potential loss from market risk by performing a value-at-risk computation. Value-at-risk analysis is a statistical model that utilizes historic currency exchange and interest rate data to measure the potential impact on future earnings of our existing portfolio of derivative financial instruments. The value-at-risk analysis we performed on our December 31, 2007 portfolio of derivative financial instruments indicated that the risk of loss was immaterial. Counterparty risk arises from the inability of a counterparty to meet its obligations. To mitigate counterparty risk, we entered into derivative contracts with major well-known banks and financial institutions that have credit ratings at least equal to our credit rating.

        The foreign currency and swap contracts existing during the years ended December 31, 2007 and 2006 were entered into for the purpose of seeking to mitigate the risk of certain specific adverse currency risks. As a result of these financial instruments, we reduced financial risk in exchange for foregoing any gain (reward) that might have occurred if the markets moved favorably. In using these contracts, management exchanged the risks of the financial markets for counterparty risk.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. New Accounting Pronouncements

        The following pronouncements were either issued by the FASB or adopted by us in 2005, 2006 and 2007, and impacted our financial statements as discussed below:

•	SFAS No. 123 (Revised 2004) — Share Based Payment (“SFAS 123R”),
•	SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”),
•	SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”),
•	SFAS No. 157, Fair Value Measurements (“SFAS 157”),
•	SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), and
•	SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”),
•	SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”).

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

        In December 2007, the FASB issued SFAS 141R that will change the current accounting and financial reporting for business combinations. SFAS 141R will be effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited and SFAS 141R will apply to business combinations entered into after January 1, 2009. We will adopt SFAS 141R on January 1, 2009. However, we are not yet in a position to assess the full impact and related disclosure. SFAS 141R will require, among other things that: the acquirer record 100% of the assets acquired and liabilities assumed even when less than 100% of the target is acquired; all transaction costs and expenses will be expensed as incurred; and, a liability for contingent purchase price obligations (earn-outs), if any, be recorded at the acquisition date and will be remeasured at fair value and included in earnings in each subsequent reporting period.

        SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our consolidated results of operations or financial condition.

        In September 2006, the FASB released SFAS No. 157 Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurement. On December 14, 2007, the FASB issued a proposed FASB Staff Position (“FSP”) SFAS 157-b that would delay the implementation until January 1, 2009 of SFAS 157 for non-financial assets and liabilities except for those recognized at fair value in the financial statements on a recurring basis. The comment period for the FSP expired on January 16, 2008 and the FASB has begun its re-deliberation process. At the present time, it is not possible to determine the effect, if any, on our consolidated financial statements.

        SFAS 158 was adopted as of December 31, 2006 and is discussed in Note 9 to our consolidated financial statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In February 2007, the FASB released SFAS 159. SFAS 159 permits entities to choose to measure most financial instruments and certain other items at fair value that are currently required to be measured at historical cost. Adoption of SFAS 159 is optional. We currently do not expect to apply SFAS 159 to any existing financial instruments.

        In December 2007, the FASB issued SFAS 160 that will change the current accounting and financial reporting for non-controlling (minority) interests. SFAS 160 will be effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited and SFAS 160 will be applied prospectively. However, certain disclosure requirements of SFAS 160 require retrospective treatment. We will adopt SFAS 160 on January 1, 2009. However, we are not yet in a position to assess the full impact and related disclosure.

        In July 2006, the FASB released FIN 48 which is discussed in Note 8 to our consolidated financial statements.

        The FASB issued a proposed FSP APB 14-a — Accounting for Convertible Debt in August 2007. This proposed FSP would require issuers of convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the convertible debt. The comment period ended on October 15, 2007 and the FASB is expected to begin its re-deliberation on the proposed FSP in the first quarter of 2008. The final FSP is expected to be issued in 2008 and would be effective on January 1, 2009 and applied retrospectively. The accounting for our convertible notes would be affected by the proposed FSP. However, at the present time, it is not possible to predict the effect on our consolidated financial statements.

        The FASB issued several FASB Staff Positions (“FSP”) during 2005, 2006 and 2007 covering several topics that impact our financial statements. These topics include:

•	other-than-temporary impairment of certain investments (“FSP FAS 115-1” and “FSP FAS 124-1”),
•	the classification of freestanding instruments (“FSP FAS 123(R)-1”),
•	the clarification and definition of grant date (“FSP FAS 123(R)-2”),
•	the transition election related to the tax effects of share-based awards (“FSP FAS 123(R)-3”),
•	the clarification of FSP FAS 123(R)-1 (“FSP FAS 123(R)-5”),
•	the clarification of current requirements for fair value measurement (“FSP FAS 141-b”, “FSP FAS 142-e” and “FSP FAS 144-b”),
•	guidance in determining the variability to be considered in applying FASB 46R (“FSP FIN 46(R)-6”),
•	guidance in applying the initial adoption of FIN 48 (“FSP FIN 48-1”),
•	accounting for freestanding financial instruments issued as employee compensation (“FSP EITF 00-19-1”),
•	accounting for registration payment arrangements (“FSP EITF 00-19-2”),
•	accounting for other-than-temporary impairment on certain investments (“FSP EITF Issue 03-1-1”),
•	determining if instruments granted in share-based payment transactions are participating securities (“FSP EITF 03-6-a”), and
•	accounting for other comprehensive income of an investee upon loss of significant influence (“FSP APB 18-1”).

        The application of these FSPs did not have a material impact on our consolidated result of operations or financial condition.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Emerging Issues Task Force (“EITF”) of the FASB released guidance in 2005, 2006 and 2007 covering several topics that impact our financial statements. These topics include:

•	revenue arrangements with multiple deliverables (“EITF 00-21”),
•	application of equity method accounting to investments other than common stock (“EITF 02-14“),
•	vendor rebates (“EITF 02-16”),
•	customer relationship intangible assets acquired (“EITF 02-17”),
•	other-than-temporary impairment related to certain investments (“EITF 03-1”),
•	participating securities and the two-class method (“EITF 03-6”),
•	reporting impairment or disposal of long-lived assets (“EITF 03-13”),
•	accounting for investments in limited liability companies (“EITF 03-16”),
•	accounting for pre-existing relationships with a business combination (“EITF 04-1”),
•	the effect of contingently convertible debt on diluted earnings per share (“EITF 04-8”),
•	aggregation of operating segments (“EITF 04-10”),
•	accounting for certain derivative instruments (“EITF 05-2”),
•	determining amortization periods for leasehold improvement (“EITF 05-6”),
•	accounting for modifications to conversion options embedded in debt instruments (“EITF 05-7”),
•	income tax consequences of issuing convertible debt with beneficial conversion features (“EITF 05-8”),
•	accounting for sabbatical leave and similar benefits (“EITF 06-2”),
•	accounting for taxes collected from customers and remitted (“EITF 06-3”),
•	accounting for a modification (or exchange) of convertible debt instruments (“EITF 06-06”), and
•	accounting for income tax benefits on dividends on share-based payment awards (“EITF 06-11”).

        The application of these guidance topics did not have a material impact on our consolidated results of operations or financial condition.

OMNICOM GROUP INC. AND SUBSIDIARIES
Quarterly Results of Operations (Unaudited)

        The following table sets forth a summary of the Company’s unaudited quarterly results of operations for the years ended December 31, 2007 and 2006, in millions of dollars, except for per share amounts.

	Quarter
	First	Second	Third	Fourth
Revenue
2007	$ 2,840.6	$ 3,126.1	$ 3,101.4	$ 3,626.0
2006	2,562.9	2,823.4	2,774.3	3,216.2

Operating Profit
2007	315.5	461.6	350.2	531.9
2006	284.4	417.4	307.4	474.2

Income After Income Taxes
2007	196.7	290.6	218.8	342.1
2006	178.4	260.2	187.8	298.7

Net Income
2007	183.0	276.7	202.2	313.9
2006	165.7	244.1	177.1	277.2

Net Income Per Share — Basic
2007	0.55	0.85	0.62	0.97
2006	0.47	0.72	0.52	0.82

Net Income Per Share — Diluted
2007	0.55	0.84	0.62	0.96
2006	0.47	0.71	0.52	0.81

Schedule II

OMNICOM GROUP INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 31, 2007

(Dollars in millions)

Column A	Column B	Column C	Column D	Column D	Column E

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectible Receivables (1)	Translation Adjustments (Increase) Decrease	Balance at End of Period

Valuation accounts deducted from
assets to which they apply —
Allowance for doubtful accounts:
December 31, 2007	$50.5	$21.2	$19.5	$(2.5)	$54.7
December 31, 2006	53.9	10.7	16.6	(2.5)	50.5
December 31, 2005	67.8	10.0	19.7	4.2	53.9

(1)	Net of acquisition date balances in allowance for doubtful accounts of companies acquired of $0.4 million, $0.1 million and $0.7 million in 2007, 2006 and 2005, respectively.

S-1