Form 10-Q
period 2008-03-31
OMNICOM GROUP INC
filed 2008-04-25
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	X	Accelerated filer	____
Non-accelerated filer*	____	Smaller reporting company	____
* (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	___	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $0.15 par value – 320,300,000 shares as of April 18, 2008.

OMNICOM GROUP INC. AND SUBSIDIARIES
INDEX

PART I.	FINANCIAL INFORMATION
		Page No.
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets -
	March 31, 2008 and December 31, 2007	1
	Condensed Consolidated Statements of Income -
	Three Months Ended March 31, 2008 and 2007	2
	Condensed Consolidated Statements of Cash Flows -
	Three Months Ended March 31, 2008 and 2007	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 6.	Exhibits	25
	Signatures	26
	Certifications

Forward-Looking Statements

     Certain of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. These statements relate to future events or future financial performance and involve known and unknown risks and other factors that may cause our actual or our industry’s results, levels of activity or achievement to be materially different from those expressed or implied by any forward-looking statements. These risks and uncertainties, which are described in our 2007 Annual Report on Form 10-K under Item 1A - Risk Factors and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations include, but are not limited to, our future financial condition and results of operations, changes in general economic conditions, competitive factors, changes in client communication requirements, the hiring and retention of personnel, our ability to attract new clients and retain clients, changes in government regulations impacting our advertising and marketing strategies, risks associated with assumptions we make in connection with our critical accounting estimates, and our international operations, which are subject to the risks of currency fluctuations and exchange controls. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negatives of those terms or other comparable terminology. These statements are present expectations. We undertake no obligation to update or revise any forward-looking statement, unless as required by law.

PART I.	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited) March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 813.9	$ 1,793.2
Short-term investments at market, which approximates cost	49.0	47.8
Accounts receivable, net of allowance for doubtful accounts
of $55.8 and $54.7	6,410.4	6,813.4
Billable production orders in process, at cost	704.7	578.0
Prepaid expenses and other current assets	1,490.3	1,271.8

Total Current Assets	9,468.3	10,504.2

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost,
less accumulated depreciation and amortization of $1,107.9 and $1,059.8	724.5	706.7
INVESTMENTS IN AFFILIATES	236.3	247.1
GOODWILL	7,460.0	7,318.5
INTANGIBLE ASSETS, net of accumulated amortization of $269.1 and $251.6	218.0	195.7
DEFERRED TAX BENEFITS	30.9	40.5
OTHER ASSETS	299.4	259.0

TOTAL ASSETS	$18,437.4	$19,271.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 7,119.6	$ 8,080.5
Advance billings	1,225.5	1,122.8
Current portion of long-term debt	2.7	2.6
Bank loans	20.1	12.0
Accrued taxes	218.0	250.7
Other current liabilities	1,756.8	1,758.6

Total Current Liabilities	10,342.7	11,227.2

LONG-TERM DEBT	1,013.3	1,013.2
CONVERTIBLE NOTES	2,041.5	2,041.5
DEFERRED COMPENSATION AND OTHER LIABILITIES	539.4	481.2
LONG-TERM DEFERRED TAX LIABILITY	187.3	174.8
MINORITY INTERESTS	276.3	242.1

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	59.6	59.6
Additional paid-in capital	1,623.2	1,619.5
Retained earnings	5,238.0	5,077.5
Accumulated other comprehensive income	483.0	430.7
Treasury stock, at cost	(3,366.9)	(3,095.6)

Total Shareholders’ Equity	4,036.9	4,091.7

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,437.4	$19,271.7

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
REVENUE	$3,195.4	$2,840.6
OPERATING EXPENSES:
Salary and service costs	2,326.9	2,050.6
Office and general expenses	517.7	474.5

	2,844.6	2,525.1

OPERATING PROFIT	350.8	315.5

NET INTEREST EXPENSE:
Interest expense	25.4	27.8
Interest income	(14.4)	(9.5)

	11.0	18.3

INCOME BEFORE INCOME TAXES	339.8	297.2
INCOME TAXES	115.2	100.5

INCOME AFTER INCOME TAXES	224.6	196.7
EQUITY IN EARNINGS OF AFFILIATES	8.1	5.2
MINORITY INTERESTS	(24.0)	(18.9)

NET INCOME	$ 208.7	$ 183.0

NET INCOME PER COMMON SHARE:
Basic	$ 0.65	$ 0.55
Diluted	$ 0.65	$ 0.55

DIVIDENDS DECLARED PER COMMON SHARE	$ 0.150	$ 0.125

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Three Months Ended March 31,

	2008	2007

Cash flows from operating activities:
Net income	$ 208.7	$ 183.0
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of tangible assets	45.0	38.5
Amortization of intangible assets	12.2	9.3
Minority interests	24.0	18.9
Earnings of affiliates (in excess of) less than dividends received	(0.7)	0.5
Provision for losses on accounts receivable	1.3	1.2
Amortization of stock-based compensation	15.2	18.4
Excess tax benefit on stock-based compensation	(4.1)	(9.6)
Changes in assets and liabilities providing (requiring) cash, net of acquisitions:
Decrease in accounts receivable	587.6	362.7
Increase in billable production orders in process	(109.2)	(75.4)
Increase in prepaid expenses and other current assets	(170.7)	(76.5)
Net change in other assets and liabilities	(61.7)	21.8
Increase (decrease) in advanced billings	83.1	(10.1)
Net (decrease) increase in accrued and deferred taxes	(10.7)	41.4
Decrease in accounts payable	(1,127.6)	(870.4)

Net cash used in operating activities	(507.6)	(346.3)

Cash flows from investing activities:
Capital expenditures	(42.2)	(34.9)
Net payments for purchases of equity interests in subsidiaries and
affiliates, net of cash acquired	(89.0)	(19.4)
Purchases of short-term investments	(8.0)	(19.5)
Proceeds from sales of short-term investments	4.3	172.0

Net cash (used in) provided by investing activities	(134.9)	98.2

Cash flows from financing activities:
Increase in short-term borrowings	7.4	1.5
Dividends paid	(49.1)	(42.6)
Purchase of treasury shares	(316.0)	(451.8)
Proceeds from employee stock plans	33.2	48.2
Excess tax benefit on stock-based compensation	4.1	9.6
Other, net	(20.1)	(16.7)

Net cash used in financing activities	(340.5)	(451.8)

Effect of exchange rate changes on cash and cash equivalents	3.7	(11.3)

Net decrease in cash and cash equivalents	(979.3)	(711.2)
Cash and cash equivalents at beginning of period	1,793.2	1,739.5

Cash and cash equivalents at end of period	$ 813.9	$1,028.3

Supplemental disclosures:
Income taxes paid	$ 106.5	$ 48.1
Interest paid	$ 12.5	$ 0.6

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

In our opinion, the accompanying financial statements reflect all adjustments, consisting of normally recurring accruals, considered necessary for a fair presentation, in all material respects, of the information contained therein. Certain amounts in prior periods have been reclassified to conform to our current presentation. Results of operations for the interim period are not necessarily indicative of results that may be expected for the year. These statements should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).

2.	Earnings per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the same basis, including, if dilutive, common share equivalents which include outstanding options and restricted shares.

For purposes of computing diluted earnings per share, 2.3 million and 4.4 million common share equivalents were assumed to be outstanding for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008, 4.7 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

The number of shares used in our earnings per share computations were as follows (shares in millions):

	Three Months Ended March 31,
	2008	2007
Basic EPS Computation	318.6	331.1
Diluted EPS Computation	320.9	335.5

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Comprehensive Income

Total comprehensive income and its components were (dollars in millions):

	Three Months Ended March 31,
	2008	2007
Net income for the period	$208.7	$183.0

Foreign currency translation adjustment,
net of income taxes of $34.1 and $9.6 for
the three months ended March 31, 2008
and 2007, respectively	62.5	17.8

Unrealized loss on investments available
for sale, net of income taxes of $7.1 for the
three months ended March 31, 2008	(10.7)	—

Defined benefit plans and postemployment
arrangements adjustment, net of income taxes of
$0.3 and $0.5 for the three months
ended March 31, 2008 and 2007, respectively	0.5	0.7

Comprehensive income for the period	$261.0	$201.5

4.	Segment Reporting

Our wholly and partially owned agencies operate within the advertising, marketing and corporate communications services industry. These agencies are organized into agency networks, virtual client networks, regional reporting units and operating groups. Consistent with the fundamentals of our business strategy, our agencies serve similar clients, in similar industries and, in many cases, the same clients across a variety of geographic regions. In addition, our agency networks have similar economic characteristics and similar long-term operating margins, as the main economic components of each agency are the salary and service costs associated with providing professional services, the office and general costs associated with office space and occupancy, and the provision of technology requirements which are generally limited to personal computers, servers and off-the-shelf software. Therefore, given these similarities and in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, most specifically paragraph 17, we aggregate our operating segments, which are our five agency networks, into one reporting segment.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of our revenue and long-lived assets by geographic area as of March 31, 2008 and 2007 is presented below (dollars in millions):

	Americas	EMEA	Asia/Australia
2008
Revenue	$1,847.5	$1,157.1	$190.8
Long-Lived Assets	425.8	244.0	54.7

2007
Revenue	$1,694.3	$ 988.1	$158.2
Long-Lived Assets	374.5	211.3	48.3

The Americas is composed of the U.S., Canada and Latin American countries. EMEA is composed of various Euro currency countries, the United Kingdom, the Middle-East and Africa and other European countries that have not adopted the European Union Monetary standard. Asia/Australia is composed of China, Japan, Korea, Singapore, Australia and other Asian countries.

5.	Bank Loans, Long-Term Debt and Convertible Notes

Short-term bank loans outstanding at March 31, 2008 of $20.1 million are comprised of bank overdrafts of our international subsidiaries. These loans are treated as unsecured loans pursuant to our bank agreements. There was no commercial paper outstanding as of March 31, 2008.

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

6.	Income Taxes

At March 31, 2008, the total liability for uncertain tax positions recorded in our balance sheet in Deferred Compensation and Other Liabilities was $64.4 million. Of this amount,

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately $49.4 million would affect our effective tax rate upon resolution of the uncertain tax positions.

The Internal Revenue Service has completed its examination of our federal income tax returns through 2004.

7.	Employee Stock Based Compensation and Employee Retirement Plans

Stock Based Compensation Plans

Pre-tax stock-based employee compensation expense for the three months ended March 31, 2008 and 2007, was $15.2 million and $18.4 million, respectively.

Defined Benefit Plans

The components of net periodic benefit cost for the three months ended March 31, 2008 and 2007 are as follows (dollars in millions):

	2008	2007
Service cost	$1.6	$1.7
Interest cost	1.5	1.5
Expected return on plan assets	(1.1)	(1.2)
Amortization of prior service cost	0.5	0.6
Amortization of actuarial (gains) losses	0.2	0.3
Other	0.1	0.2

Total	$2.8	$3.1

From January 1, 2008 to March 31, 2008, we contributed approximately $0.5 million to our defined benefits plans.

Postemployment Arrangements

The components of net periodic benefit cost for the three months ended March 31, 2008 and 2007 are as follows (dollars in millions):

	2008	2007
Service cost	$0.5	$0.6
Interest cost	1.1	1.1
Expected return on plan assets	N/A	N/A
Amortization of prior service cost	0.1	0.1
Amortization of actuarial (gains) losses	0.1	0.2

Total	$1.8	$2.0

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Contingencies

Beginning on June 13, 2002, several putative class actions were filed against us and certain senior executives in the United States District Court for the Southern District of New York. The actions have since been consolidated under the caption In re Omnicom Group Inc. Securities Litigation, No. 02-CV-4483 (RCC), on behalf of a proposed class of purchasers of our common stock between February 20, 2001 and June 11, 2002. The consolidated complaint alleges, among other things, that our public filings and other public statements during that period contained false and misleading statements or omitted to state material information relating to (1) our calculation of the organic growth component of period-to-period revenue growth, (2) our valuation of and accounting for certain internet investments made by our Communicade Group (“Communicade”), which we contributed to Seneca Investments LLC (“Seneca”) in 2001, and (3) the existence and amount of certain contingent future obligations in respect of acquisitions. The complaint seeks an unspecified amount of compensatory damages plus costs and attorneys’ fees. Defendants moved to dismiss the complaint and on March 28, 2005, the court dismissed portions (1) and (3) of the complaint detailed above. The court’s decision denying the defendants’ motion to dismiss the remainder of the complaint did not address the ultimate merits of the case, but only the sufficiency of the pleading. Defendants have answered the complaint. Discovery concluded in the second quarter of 2007. On April 30, 2007, the court granted plaintiff’s motion for class certification, certifying the class proposed by plaintiffs. In the third quarter of 2007 defendants filed a motion for summary judgment on plaintiff’s remaining claim. On January 28, 2008, the court granted defendants’ motion in its entirety, dismissing all claims and directing the court to close the case. On February 4, 2008, the plaintiffs filed a notice of intent to appeal that decision to the United States Court of Appeals for the Second Circuit. The appeal process is moving forward. The defendants continue to believe that the allegations against them are baseless and intend to vigorously oppose plaintiffs’ appeal. Currently, we are unable to determine the outcome of the appeal and the effect on our financial position or results of operations. The outcome of any of these matters is inherently uncertain and may be affected by future events. Accordingly, there can be no assurance as to the ultimate effect of these matters.

In addition, on June 28, 2002, a derivative action was filed on behalf of Omnicom in New York state court. On February 18, 2005, a second shareholder derivative action, again purportedly brought on behalf of the Company, was filed in New York state court. The derivative actions have been consolidated before one New York State Justice and the plaintiffs have filed an amended consolidated complaint. The consolidated derivative complaint questions the business judgment of certain current and former directors of Omnicom, by challenging, among other things, the valuation of and accounting for the internet investments made by Communicade and the contribution of those investments to Seneca. The consolidated complaint alleges that the defendants breached their fiduciary duties of good faith. The lawsuit seeks from the directors the amount of profits received from selling Omnicom stock and other unspecified damages to be paid to the Company, as

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

well as costs and attorneys’ fees. The defendants moved to dismiss the derivative complaint on the procedural ground that plaintiffs had failed to make a demand on the board. On June 27, 2006, the trial court entered a decision denying the motion to dismiss. The decision did not address the merits of the allegations, but rather accepted the allegations as true for the purposes of the motion (as the Court was required to do) and excused plaintiffs from making a demand on the board. In the first quarter of 2007, defendants appealed the trial court’s decision. On September 25, 2007, the New York Supreme Court, Appellate Division, First Department issued a decision reversing the trial court and dismissing the derivative claims. Plaintiffs served defendants with a motion seeking reargument of the appeal or, in the alternative, for permission to appeal the decision to the Court of Appeals, New York’s highest court. On January 31, 2008, the court denied the plaintiff’s motion. Plaintiffs in that case have indicated that they do not intend to seek further appeals of the decision, which we believe indicates the conclusion of the matter.

We are also involved from time to time in various legal proceedings in the ordinary course of business. We do not presently expect that these proceedings will have a material adverse effect on our consolidated financial position or results of operations.

9.	Accounting Changes

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurement. On January 1, 2008, we adopted SFAS 157 for financial assets and liabilities that are required to be measured at fair value and the adoption of SFAS 157 did not have a significant effect on our financial position or results or operations.

In February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”), which delayed the implementation of SFAS 157 until January 1, 2009 for nonfinancial assets and liabilities that are not required to be measured at fair value on a recurring basis. Pursuant to FSP 157-2, we did not adopt SFAS 157 for our nonfinancial assets and liabilities that include goodwill and our identifiable intangible assets. We are currently assessing the impact of SFAS 157 on our nonfinancial assets and liabilities.

SFAS 157 provides that the measurement of fair value requires the use of techniques based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The inputs create the following fair value hierarchy.

  Level 1 - Quoted prices for identical instruments in active markets.
  Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

valuations where inputs are observable or where significant value drivers are observable.
Level 3 - Instruments where significant value drivers are unobservable to third parties.

When available, we use quoted market prices to determine fair value and classify such items in Level 1. In some cases, we use quoted market prices for similar instruments in active markets (forward foreign exchange contracts) and/or model-derived valuations where inputs are observable in active markets (cross currency interest rate swaps) and classify such items in Level 2.

The following table presents certain information for our financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2008 (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Investment in available for sale securities	$49.7	—	—	$ 49.7
Forward foreign exchange contracts	—	$ 8.9	—	8.9

Liabilities:
Cross currency interest rate swaps	—	120.6	—	120.6

Investment in available for sale securities are included on our condensed consolidated balance sheet at March 31, 2008 as follows: $3.4 million in Prepaid Expenses and Other Current Assets and $46.3 million in Other Assets. Forward foreign exchange contracts of $8.9 million are included in Prepaid Expenses and Other Current Assets and cross currency interest rate swaps of $120.6 million are included in Deferred Compensation and Other Liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure most financial instruments and certain other items at fair value and the adoption of SFAS 159 is optional. We did not adopt SFAS No. 159 and we continue to account for our long-term debt at amortized cost. SFAS 159 does not apply to our convertible notes.

On August 31, 2007, the FASB issued a proposed FASB Staff Position (“FSP”) APB 14-a - Accounting for Convertible Debt. This proposed FSP would require issuers of convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the convertible debt. The comment period ended on October 15, 2007 and the FASB completed its re-deliberation process in the first quarter of 2008. The final FSP is expected to be issued in the second quarter of 2008 and would be effective on January 1, 2009 and applied retrospectively. The accounting for our convertible notes would be affected by the proposed FSP. However, at

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the present time, it is not possible to predict the effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133 (“SFAS 161”), which expands the disclosure requirements of derivative instruments and hedging activities to require more qualitative and quantitative information. SFAS 161 will be effective January 1, 2009 and we are currently assessing the impact on our disclosures for our derivative instruments and hedging activities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

     We are a strategic holding company. We provide professional services to clients through multiple agencies around the world. On a global, pan-regional and local basis, our agencies provide these services in the following disciplines: traditional media advertising, customer relationship management (“CRM”), public relations and specialty communications. Our business model was built and evolves around our clients. While our companies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. The fundamental premise of our business is that our clients’ specific requirements should be the central focus in how we structure our business offerings and allocate our resources. This client-centric business model results in multiple agencies collaborating in formal and informal virtual networks that cut across internal organizational structures to deliver consistent brand messages for a specific client and execute against each of our clients’ specific marketing requirements. We continually seek to grow our business with our existing clients by maintaining our client-centric approach, as well as expanding our existing business relationships into new markets and with new clients. In addition, we pursue selective acquisitions of complementary companies with strong, entrepreneurial management teams that typically either currently serve or have the ability to serve our existing client base.

     In recent years, certain business trends that include our clients increasingly expanding the focus of their brand strategies from national markets to pan-regional and global markets and migrating from traditional marketing channels to non-traditional channels, as well as the emergence of new media outlets utilizing interactive technologies, have positively affected our business and our industry. Additionally, in an effort to gain greater efficiency and effectiveness from their total marketing dollars, clients are increasingly requiring greater coordination of marketing activities and concentrating these activities with a smaller number of service providers.

     During previous periods of economic downturn and geopolitical unrest our industry experienced slower growth rates and industry-wide margin contraction. However, during these periods, we continued to invest in our businesses and our personnel and took action to reduce costs at some of our agencies to address these changing economic circumstances. Although future economic conditions are uncertain, as a result of these previous actions, our past experience during a slowing economy and the diversification of our businesses geographically and by service offering, we believe we can continue to invest in our business during periods of economic slowdown.

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

     In recent years, our revenue has been divided almost evenly between domestic and international operations. For the three months ended March 31, 2008, our overall revenue growth was 12.5%, of which 5.1% was related to changes in foreign exchange rates and 1.0% was related to the acquisition of entities, net of entities disposed. The remaining 6.4% was organic growth.

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

     Because we are a service business, we monitor salary and service costs and office and general costs as a percentage of revenue. Salary and service costs tend to fluctuate in conjunction with changes in revenue. Office and general expenses, which are not directly related to servicing clients, are less directly linked to changes in our revenues than salary and service costs. These costs tend to increase as revenue increases, however, the rate of increase in these expenses could be more or less than the rate of increase in our revenues. During the first quarter of 2008, salary and service costs increased slightly to 72.8% from 72.2% of revenue during the first quarter of 2007. This level of expense corresponds with increased revenue levels and the necessary increases in direct salaries, salary-related costs and freelance labor necessary to deliver our services and pursue new business initiatives, as well as increased severance costs. Office and general expenses were 16.2% of revenue in the first quarter of 2008, as compared to 16.7% in 2007, as these costs are less directly linked to changes in our revenues. The reduction is consistent with our efforts to increase the variability of our cost structure and continue to align our costs with business levels on a location-by-location basis.

     Our net income in the first quarter of 2008 increased $25.7 million, or 14.0%, to $208.7 million from $183.0 million in the first quarter of 2007. Diluted earnings per share increased 18.2% to $0.65 in the first quarter of 2008, as compared to $0.55 in the prior year period. This period-over-period increase resulted from the increase in net income for the reasons described above, as well as the impact of the reduction in our weighted average common shares outstanding. This reduction was the result of our purchases of treasury shares, net of stock option exercises and shares issued under our employee stock purchase plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations: First Quarter 2008 Compared to First Quarter 2007

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

     Our first quarter of 2008 consolidated worldwide revenue increased 12.5% to $3,195.4 million from $2,840.6 million in the comparable period last year. The effect of foreign exchange impacts increased worldwide revenue by $145.6 million. Acquisitions, net of disposals, increased worldwide revenue by $28.0 million in the first quarter of 2008 and organic growth increased worldwide revenue by $181.2 million. The components of the first quarter 2008 revenue growth in the U.S. (“domestic”) and the remainder of the world (“international”) are summarized below (dollars in millions):

	Total		Domestic		International

	$	%	$	%	$	%
Quarter ended March 31, 2007	$2,840.6	—	$1,543.9	—	$1,296.7	—

Components of revenue changes:
Foreign exchange impact	145.6	5.1%	—	—	145.6	11.2%
Acquisitions, net of dispositions	28.0	1.0%	14.1	0.9%	13.9	1.1%
Organic growth	181.2	6.4%	103.2	6.7%	78.0	6.0%

Quarter ended March 31, 2008	$3,195.4	12.5%	$1,661.2	7.6%	$1,534.2	18.3%

The components and percentages are calculated as follows:

  The foreign exchange impact component shown in the table is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $3,049.8 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $3,195.4 million less $3,049.8 million for the Total column in the table).

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
  The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $2,840.6 million for the Total column in the table).

     The components of revenue for the first quarter of 2008 and revenue growth compared to the first quarter of 2007 in our primary geographic markets are summarized below (dollars in millions):

	Revenue	% Growth
United States	$1,661.2	7.6%
Euro Markets	701.0	21.9%
United Kingdom	343.0	5.2%
Other	490.2	23.9%

Total	$3,195.4	12.5%

     As indicated, foreign exchange impacts increased our international revenue by 11.2%, or $145.6 million during the quarter ended March 31, 2008. The most significant impacts resulted from the strengthening of the Euro, Canadian Dollar, Australian Dollar, Japanese Yen and Brazilian Real against the U.S. Dollar.

     Driven by our clients’ continuous demand for more effective and efficient branding activities, we strive to provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. These services include advertising, brand consultancy, crisis communications, corporate social responsibility consulting, custom publishing, database management, digital and interactive marketing, direct marketing, directory advertising, entertainment marketing, environmental design, experiential marketing, field marketing, financial/corporate business-to-business advertising, graphic arts, healthcare communications, instore design, investor relations, marketing research, media planning and buying, mobile marketing services, multi-cultural marketing, non-profit marketing, organizational communications, package design, product placement, promotional marketing, public affairs, public relations, recruitment communications, reputation consulting, retail marketing, search engine marketing and sports and event marketing. In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories as summarized below: traditional media advertising, CRM, public relations and specialty communications (dollars in millions).

	1st Quarter 2008	% of Revenue	1st Quarter 2007	% of Revenue	$ Growth	% Growth
Traditional media advertising	$1,391.3	43.5%	$1,225.7	43.1%	$165.6	13.5%
CRM	1,167.5	36.5%	1,016.7	35.8%	150.8	14.8%
Public relations	315.0	9.9%	294.2	10.4%	20.8	7.1%
Specialty communications	321.6	10.1%	304.0	10.7%	17.6	5.8%

	$3,195.4		$2,840.6		$354.8	12.5%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Operating Expenses: Our first quarter 2008 worldwide operating expenses increased $319.5 million, or 12.7%, to $2,844.6 million from $2,525.1 million in the first quarter of 2007, as shown below (dollars in millions):

	Three Months Ended March 31,
	2008			2007			2008 vs 2007
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Growth	% Growth
Revenue	$3,195.4			$2,840.6			$354.8	12.5%

Operating Expenses:
Salary and service costs	2,326.9	72.8%	81.8%	2,050.6	72.2%	81.2%	276.3	13.5%
Office and general expenses	517.7	16.2%	18.2%	474.5	16.7%	18.8%	43.2	9.1%

Total Operating Expenses	2,844.6	89.0%		2,525.1	88.9%		319.5	12.7%

Operating Profit	$ 350.8	11.0%		$ 315.5	11.1%		$ 35.3	11.2%

     Because we provide professional services, salary and service costs represent the largest part of our operating expenses. During the first quarter of 2008, we continued to invest in our businesses and their professional personnel. As a percentage of total operating expenses, salary and service costs were 81.8% in the first quarter of 2008 and 81.2% in the first quarter of 2007. These costs are comprised of salary and related costs and direct service costs. Most, or $276.3 million and 86.5%, of the $319.5 million increase in total operating expenses in the first quarter of 2008 resulted from increases in salary and service costs. This increase was attributable to the increase in our revenue in the first quarter of 2008 and the necessary increases in the direct costs required to deliver our services and pursue new business initiatives, including direct salaries, salary related costs and direct service costs, including freelance labor costs and direct administrative costs, such as travel, as well as increased severance costs. As a result, salary and service costs as a percentage of revenue increased marginally from 72.2% in the first quarter of 2007 to 72.8% in the first quarter of 2008.

     Office and general expenses represented 18.2% and 18.8% of our operating expenses in the first quarter of 2008 and 2007, respectively. These costs are comprised of office and equipment rents, technology costs and depreciation, amortization of identifiable intangible assets, professional fees and other overhead expenses. As a percentage of revenue, office and general expenses were 16.2% in the first quarter of 2008 and 16.7% in the first quarter of 2007. These costs are less directly linked to changes in our revenues than our salary and service costs. This reduction reflects our efforts to align our costs with business levels on a location-by-location basis. Although they tend to increase as our revenues increase, the rate of increase could be more, or less than the rate of increase in our revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Net Interest Expense: Our net interest expense decreased in the first quarter of 2008 to $11.0 million, as compared to $18.3 million in the first quarter of 2007. This decrease was related primarily to interest expense savings in the first quarter of 2008 associated with reductions in the amortization, in accordance with Emerging Issues Task Force (“EITF”) No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”), of supplemental interest payments which were made on our 2031 and 2032 Notes in prior periods. These savings were partially offset by additional interest expense from short-term borrowings during the quarter.

     Income Taxes: Our consolidated effective income tax rate was 33.9% in the first quarter of 2008, similar to our full year 2007 tax rate.

     Earnings Per Share (EPS): For the foregoing reasons, our net income in the first quarter of 2008 increased $25.7 million, or 14.0%, to $208.7 million from $183.0 million in the first quarter of 2007. Diluted earnings per share increased 18.2% to $0.65 in the first quarter of 2008, as compared to $0.55 in the prior year period. This period-over-period increase resulted from the 14.0% increase in net income for the reasons described above, as well as the impact of the reduction in our weighted average common shares outstanding. This reduction was the result of our purchases throughout 2007 and in the first quarter of 2008 of treasury shares, net of stock option exercises and shares issued under our employee stock purchase plan.

Critical Accounting Policies

     For a more complete understanding of all of our accounting policies, our financial statements and the related management’s discussion and analysis of those results, investors are encouraged to consider this information together with our discussion of our critical accounting policies under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Form 10-K, as well as our consolidated financial statements and the related notes included in our 2007 Form 10-K.

New Accounting Pronouncements

     In February 2008, the FASB issued FSP 157-2, which delayed the implementation of SFAS 157 until January 1, 2009 for nonfinancial assets and liabilities that are not required to be measured at fair value on a recurring basis. Pursuant to FSP 157-2, we did not adopt SFAS 157 for our nonfinancial assets and liabilities that include goodwill and our identifiable intangible assets. We are currently assessing the impact of SFAS 157 on our nonfinancial assets and liabilities.

     In March 2008, the FASB issued SFAS 161, which expands the disclosure requirements of derivative instruments and hedging activities to require more qualitative and quantitative

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

information. SFAS 161 will be effective January 1, 2009 and we are currently assessing the impact on our disclosures for our derivative instruments and hedging activities.

     See Note 9 to our condensed consolidated financial statements for additional information.

Contingent Acquisition Obligations

     Certain of our acquisitions are structured with contingent purchase price obligations, often referred to as earn-outs. We utilize contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period. These payments are not contingent upon future employment. The amount of future contingent purchase price payments that we would be required to pay for prior acquisitions, assuming that the businesses perform over the relevant future periods at their current profit levels, is approximately $379 million as of March 31, 2008. The ultimate amounts payable cannot be predicted with reasonable certainty because they are dependent upon future results of operations of the subject businesses and are subject to changes in foreign currency exchange rates. In accordance with U.S. GAAP, we have not recorded a liability for these items on our balance sheet since the definitive amount is not determinable or distributable. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. Our obligations change from period to period primarily as a result of payments made during the current period, changes in the acquired entities’ performance and changes in foreign currency exchange rates. These differences could be significant. The contingent purchase price obligations as of March 31, 2008, calculated assuming that the acquired businesses perform over the relevant future periods at their current profit levels, are as follows (dollars in millions):

Remainder 2008	2009	2010	2011	Thereafter	Total
$171	$97	$81	$28	$2	$379

     Contingently Redeemable Minority Interests: Owners of interests in certain of our subsidiaries or affiliates have the right in certain circumstances to require us to purchase additional ownership interests at fair values as defined in the applicable agreements. The intent of the parties is to approximate fair value at the time of redemption by using a multiple of earnings, which is consistent with generally accepted valuation practices by market participants in our industry.

     The redemption features are embedded in the shares owned by the minority shareholders and are not freestanding. As a result, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, does not apply. Additionally, the embedded redemption features do not fall within the scope of EITF Issue No. 00-4, Majority Owners Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Minority Interest in That Subsidiary, because they do not represent a de facto financing. Consistent with Accounting Research Bulletin No. 51, “Consolidated

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Statements, minority interests have been recorded on the balance sheet at historical cost plus an allocation of subsidiary earnings based on ownership interests, less dividends paid to the minority shareholders.

     Historically, we have provided a description and an estimate of the redemption features. Although EITF Topic No. D-98, Classification and Measurement of Redeemable Securities “EITF D-98”) does not specifically address contingently redeemable minority interests, we considered applying it by analogy to the redeemable minority interests in certain of our subsidiaries. Had we applied EITF D-98, we would have reported our minority interests at the higher of their carrying value or their redemption fair value by recording the accretion to fair value through a direct adjustment to shareholders equity with no impact on earnings. Further, had we applied EITF D-98 upon redemption, any prior adjustments to accrete minority interests to their redemption value, had we recorded them, would have been reversed as a direct adjustment to shareholders’ equity with no impact on earnings.

     Assuming that the subsidiaries and affiliates perform over the relevant periods at their current profit levels, the aggregate amount we could be required to pay in future periods is approximately $330 million, $237 million of which relates to obligations that are currently exercisable. If these rights are exercised, there would likely be an increase in our net income as a result of our increased ownership and the reduction of minority interest expense. The ultimate amount payable relating to these transactions will vary because it is primarily dependent on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates. The actual amount that we pay is likely to be different from this estimate and the difference could be significant. The obligations that exist for these agreements as of March 31, 2008, calculated using the assumptions above, are as follows (dollars in millions):

	Currently Exercisable	Not Currently Exercisable	Total
Subsidiary agencies	$183	$87	$270
Affiliated agencies	54	6	60

Total	$237	$93	$330

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

     Our principal discretionary cash requirements include dividend payments to our shareholders, repurchases of our common stock, payments for strategic acquisitions and capital expenditures. Our discretionary spending is funded from operating cash flow, cash on hand and short-term investments. In addition, in any given year, depending on the level of our discretionary activity, we may use other sources of available funding, such as the liquidation of short-term investments, the issuance of commercial paper or accessing the capital markets to finance these activities. The repurchases of our stock during the first quarter of 2008 are summarized in Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

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

     Liquidity: Our cash and cash equivalents were $813.9 million at March 31, 2008, a decrease of $979.3 million from the balance at December 31, 2007. We also had short-term investments of $49.0 million at March 31, 2008, which was comparable to our balance at December 31, 2007. At March 31, 2008, our short-term investments did not include any auction rate securities.

     Consistent with our historical trends, during the first three months of 2008, we used $507.6 million of cash flow from operations primarily due to changes from our year-end working capital components. Our additional spending during the period was comprised primarily of: repurchases of our stock, net of proceeds received from employee stock compensation plans of $282.8 million; acquisition payments, including purchases of equity interests in subsidiaries, affiliates and contingent purchase price payments related to acquisitions completed in prior years of $89.0 million; dividend payments of $49.1 million; and capital expenditures of $42.2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Capital Resources: We have a $2.5 billion credit facility which is due to expire on June 23, 2011. We have the ability to classify outstanding borrowings, if any, under our credit facility as long-term debt. As of March 31, 2008, we had no borrowings outstanding under our credit facility.

     In funding our day-to-day liquidity, we are an active participant in the commercial paper market with a $1.5 billion program. As of March 31, 2008, we had no commercial paper outstanding. Our credit facility provides credit support for commercial paper, as well as providing back-up liquidity in the event any of our convertible notes are put to us.

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

     Credit Markets: During the first quarter of 2008, continued volatility in the financial markets resulted in an increase in borrowing spreads in the commercial paper market. To mitigate the effect of these increased spreads, we increased our unsecured uncommitted lines of credit to $510.0 million and shifted the funding of a portion of our daily borrowing needs to these lines from our commercial paper program. At March 31, 2008, there were no borrowings outstanding under our unsecured uncommitted lines of credit. At March 31, 2008, the volatility in the credit markets did not have any impact on our debt instruments and credit ratings.

     Debt: We had short-term bank loans of $20.1 million and $12.0 million, as of March 31, 2008 and December 31, 2007, respectively. The short-term bank loans consisted of bank overdrafts of our international subsidiaries and are treated as unsecured loans pursuant to our bank agreements.

     Our outstanding debt and amounts available under our credit facilities as of March 31, 2008 were as follows (dollars in millions):

	Debt Outstanding	Available Credit
Bank loans (due in less than 1 year)	$ 20.1
Commercial paper issued under
$2.5 billion Revolver due June 23, 2011	—	$2,500.0
Senior notes due April 15, 2016	996.1	—
Convertible notes due February 7, 2031	847.0	—
Convertible notes due July 31, 2032	727.0	—
Convertible notes due June 15, 2033	0.2	—
Convertible notes due July 1, 2038	467.3	—
Other debt	19.9	—

Total	$3,077.6	$2,500.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

     Our 2007 Form 10-K provides a detailed discussion of the market risks affecting our operations. No material change has occurred in our market risks since the disclosure contained in our 2007 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, our CEO and CFO concluded that as of March 31, 2008 our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 is appropriate.

     KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2007, dated February 22, 2008. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II.	OTHER INFORMATION

Item 1. Legal Proceedings

     The information regarding legal proceedings described in Note 8 to the condensed consolidated financial statements set forth in Part I of this Report is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

     There have been no material changes to the risk factors disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (c) The following table presents information with respect to purchases of our common stock made during the three months ended March 31, 2008 by us or any of our “affiliated purchasers.”

During the month in 2008:	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January	3,087,200	$44.72	—	—

February	3,780,000	$45.71	—	—

March	119,700	$42.82	—	—

Total	6,986,900	$45.22	—	—

(1)	The shares were purchased in the open market for general corporate purposes.

Item 6. Exhibits

(a) Exhibits

31.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNICOM GROUP INC.

Dated: April 25, 2008	/s/ Randall J. Weisenburger

Randall J. Weisenburger Executive Vice President and Chief Financial Officer (on behalf of Omnicom Group Inc. and as Principal Financial Officer)