Form 10-Q
period 2008-06-30
OMNICOM GROUP INC
filed 2008-07-24
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2008

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

YES       X            NO ______

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	X	Accelerated filer	_______

Non-accelerated filer*	_______	Smaller reporting company	_______
* (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ______      NO       X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $0.15 par value – 318,800,000 shares as of July 18, 2008.

OMNICOM GROUP INC. AND SUBSIDIARIES
INDEX

PART I.	FINANCIAL INFORMATION
		Page No.
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	June 30, 2008 and December 31, 2007	1

	Condensed Consolidated Statements of Income - Three Months
	and Six Months Ended June 30, 2008 and 2007	2

	Condensed Consolidated Statements of Cash Flows -
	Six Months Ended June 30, 2008 and 2007	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 6.	Exhibits	30

	Signatures	31

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited) June 30, 2008
		December 31, 2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$915.8	$1,793.2
Short-term investments at market, which approximates cost	43.3	47.8
Accounts receivable, net of allowance for doubtful accounts
of $54.8 and $54.7	6,517.3	6,813.4
Billable production orders in process, at cost	713.9	578.0
Prepaid expenses and other current assets	1,343.3	1,271.8

Total Current Assets	9,533.6	10,504.2

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost,
less accumulated depreciation and amortization of $1,138.5 and $1,059.8	732.8	706.7
INVESTMENTS IN AFFILIATES	235.2	247.1
GOODWILL	7,609.9	7,318.5
INTANGIBLE ASSETS, net of accumulated amortization of $279.3 and $251.6	219.3	195.7
DEFERRED TAX BENEFITS	36.7	40.5
OTHER ASSETS	316.1	259.0

TOTAL ASSETS	$18,683.6	$19,271.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,403.7	$8,080.5
Advance billings	1,235.6	1,122.8
Current portion of long-term debt	3.2	2.6
Bank loans	22.8	12.0
Accrued taxes	168.6	250.7
Other current liabilities	1,511.4	1,758.6

Total Current Liabilities	10,345.3	11,227.2

LONG-TERM DEBT	1,013.1	1,013.2
CONVERTIBLE NOTES	2,041.5	2,041.5
DEFERRED COMPENSATION AND OTHER LIABILITIES	537.8	481.2
LONG-TERM DEFERRED TAX LIABILITY	217.9	174.8
MINORITY INTERESTS	266.0	242.1

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	59.6	59.6
Additional paid-in capital	1,565.6	1,619.5
Retained earnings	5,496.7	5,077.5
Accumulated other comprehensive income	498.1	430.7
Treasury stock, at cost	(3,358.0)	(3,095.6)

Total Shareholders’ Equity	4,262.0	4,091.7

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,683.6	$19,271.7

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

     OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUE	$3,476.9	$3,126.1	$6,672.3	$5,966.7
OPERATING EXPENSES:
Salary and service costs	2,416.3	2,171.8	4,743.2	4,222.3
Office and general expenses	543.8	492.7	1,061.5	967.3

	2,960.1	2,664.5	5,804.7	5,189.6

OPERATING PROFIT	516.8	461.6	867.6	777.1
NET INTEREST EXPENSE:
Interest expense	31.4	29.7	56.8	57.5
Interest income	(12.7)	(7.5)	(27.1)	(17.0)

	18.7	22.2	29.7	40.5

INCOME BEFORE INCOME TAXES	498.1	439.4	837.9	736.6
INCOME TAXES	167.2	148.8	282.4	249.3

INCOME AFTER INCOME TAXES	330.9	290.6	555.5	487.3
EQUITY IN EARNINGS OF AFFILIATES	11.0	12.5	19.1	17.7
MINORITY INTERESTS	(34.9)	(26.4)	(59.0)	(45.3)

NET INCOME	$307.0	$276.7	$515.6	$459.7

NET INCOME PER COMMON SHARE:
Basic	$0.97	$0.85	$1.62	$1.40
Diluted	$0.96	$0.84	$1.61	$1.38

DIVIDENDS DECLARED PER COMMON SHARE	$0.150	$0.150	$0.300	$0.275

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$515.6	459.7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of tangible assets	90.9	77.5
Amortization of intangible assets	24.8	20.8
Minority interests	59.0	45.3
Earnings of affiliates in excess of dividends received	(6.5)	(5.4)
Provision for losses on accounts receivable	6.1	3.5
Amortization of stock-based compensation	27.8	36.2
Excess tax benefit on stock-based compensation	(9.6)	(14.5)
Changes in assets and liabilities providing (requiring) cash, net of acquisitions:
Decrease in accounts receivable	493.4	111.0
Increase in billable production orders in process	(119.9)	(11.3)
Increase in prepaid expenses and other current assets	(65.2)	(82.9)
Increase (decrease) in advanced billings	88.6	(55.4)
Net increase in accrued and deferred taxes	9.3	84.9
Decrease in accounts payable	(852.8)	(498.9)
Net change in other assets and liabilities	(353.0)	(218.0)

Net cash used in operating activities	(91.5)	(47.5)

Cash flows from investing activities:
Capital expenditures	(92.7)	(101.2)
Net payments for purchases of equity interests in subsidiaries and
affiliates, net of cash acquired	(210.1)	(143.9)
Purchases of short-term investments	(9.8)	(31.4)
Proceeds from sales of short-term investments	9.6	172.7

Net cash used in investing activities	(303.0)	(103.8)

Cash flows from financing activities:
Increase in short-term borrowings	10.7	0.3
Dividends paid	(97.3)	(84.2)
Purchase of treasury shares	(407.8)	(756.8)
Proceeds from employee stock plans	63.7	66.3
Excess tax benefit on stock-based compensation	9.6	14.5
Other, net	(58.7)	(43.3)

Net cash used in financing activities	(479.8)	(803.2)

Effect of exchange rate changes on cash and cash equivalents	(3.1)	(12.6)

Net decrease in cash and cash equivalents	(877.4)	(967.1)
Cash and cash equivalents at beginning of period	1,793.2	1,739.5

Cash and cash equivalents at end of period	$915.8	$772.4

Supplemental disclosures:
Income taxes paid	$236.4	$144.0
Interest paid	$53.9	$35.8

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

For purposes of computing diluted earnings per share, 3.3 million and 5.0 million common share equivalents were assumed to be outstanding for the three months ended June 30, 2008 and 2007, respectively, and 3.2 million and 5.1 million common share equivalents were assumed to be outstanding for the six months ended June 30, 2008 and 2007, respectively. For the three and six months ended June 30, 2008, 0.1 million and 2.1 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

The number of shares used in our earnings per share computations were as follows (shares in millions):

	Three Months Ended June 30,		Six Months
			Ended June 30,

	2008	2007	2008	2007
Basic EPS Computation	317.5	325.8	317.9	328.4
Diluted EPS Computation	320.8	330.8	321.1	333.5

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Comprehensive Income

Total comprehensive income and its components were (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007
Net income for the period	$307.0	$276.7	$515.6	$459.7

Foreign currency translation adjustment, net of
income taxes of $7.8 and $43.9 for the
three months and $41.9 and $53.5 for the
six months ended June 30, 2008 and
2007, respectively	14.4	80.0	76.9	97.8

Unrealized gain (loss) on investments available
for sale, net of income taxes of $7.1 for the six
months ended June 30, 2008	0.1	—	(10.7)	—

Defined benefit plans and postemployment
arrangements adjustment, net of income taxes
of $0.3 and $0.4 for the three months and
$0.8 and $0.9 for the six months
ended June 30, 2008 and 2007, respectively	0.6	0.6	1.2	1.3

Comprehensive income for the period	$322.1	$357.3	$583.0	$558.8

4.	Segment Reporting

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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of our revenue and long-lived assets by geographic area as of June 30, 2008 and 2007 is presented below (dollars in millions):

	Americas	EMEA	Asia/Australia
2008
Revenue - three months ended	$1,952.6	$1,304.0	$220.3
Revenue - six months ended	3,795.5	2,465.6	411.2
Long-Lived Assets	431.8	247.7	53.3

2007
Revenue - three months ended	$1,831.0	$1,117.2	$177.9
Revenue - six months ended	3,525.4	2,105.2	336.1
Long-Lived Assets	400.6	212.4	48.9

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

5.	Bank Loans, Long-Term Debt and Convertible Notes

Short-term bank loans outstanding at June 30, 2008 of $22.8 million are comprised of bank overdrafts of our international subsidiaries. These loans are treated as unsecured loans pursuant to our bank agreements. There was no commercial paper outstanding as of June 30, 2008.

We have a $2.5 billion credit facility that is due to expire on June 23, 2011. We have the ability to classify borrowings, if any, under this facility as long-term debt. Our credit facility provides credit support for commercial paper, as well as providing back-up liquidity in the event that any of our convertible notes are put back to us.

In February 2008, we offered to pay a supplemental interest payment of $9.00 per $1,000 principal amount of notes to holders of our Liquid Yield Option Notes due February 7, 2031 (“2031 Notes”) as of February 4, 2008 who did not put their notes back to us. None of the 2031 Notes were put back to us and on February 8, 2008, noteholders were paid a total supplemental interest payment of $7.6 million that will be amortized ratably over a 12-month period to the next put date in accordance with Emerging Issues Task Force (“EITF”) No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”).

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Income Taxes

At June 30, 2008, the total liability for uncertain tax positions recorded in our balance sheet in Deferred Compensation and Other Liabilities was $65.9 million. Of this amount, approximately $51.0 million would affect our effective tax rate upon resolution of the uncertain tax positions.

The Internal Revenue Service has completed its examination of our federal income tax returns through 2004.

7.	Employee Stock Based Compensation and Employee Retirement Plans

Stock Based Compensation Plans

Pre-tax stock-based employee compensation expense for the six months ended June 30, 2008 and 2007, was $27.8 million and $36.2 million, respectively.

Defined Benefit Plans

The components of net periodic benefit cost for the six months ended June 30, 2008 and 2007 are as follows (dollars in millions):

	2008	2007

Service cost	$3.3	$3.2
Interest cost	3.0	3.0
Expected return on plan assets	(2.2)	(2.2)
Amortization of prior service cost	1.1	1.2
Amortization of actuarial (gains) losses	0.5	0.7
Other	—	0.2

Total	$5.7	$6.1

We contributed approximately $1.6 million and $2.8 million to our defined benefits plans for the six months ended June 30, 2008 and 2007, respectively.

Postemployment Arrangements

The components of net periodic benefit cost for the six months ended June 30, 2008 and 2007 are as follows (dollars in millions):

	2008	2007

Service cost	$1.0	$1.1
Interest cost	2.1	2.2
Expected return on plan assets	N/A	N/A
Amortization of prior service cost	0.2	0.2
Amortization of actuarial (gains) losses	0.3	0.1

Total	$3.6	$3.6

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Contingencies

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

In addition, on June 28, 2002, a derivative action was filed on behalf of Omnicom in New York state court. On February 18, 2005, a second shareholder derivative action, again purportedly brought on behalf of the Company, was filed in New York state court. The derivative actions have been consolidated before one New York State Justice and the plaintiffs have filed an amended consolidated complaint. The consolidated derivative complaint questions the business judgment of certain current and former directors of Omnicom, by challenging, among other things, the valuation of and accounting for the internet investments made by Communicade and the contribution of those investments to Seneca. The consolidated complaint alleges that the defendants breached their fiduciary duties of good faith. The lawsuit seeks from the directors the amount of profits received

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

from selling Omnicom stock and other unspecified damages to be paid to the Company, as well as costs and attorneys’ fees. The defendants moved to dismiss the derivative complaint on the procedural ground that plaintiffs had failed to make a demand on the board. On June 27, 2006, the trial court entered a decision denying the motion to dismiss. The decision did not address the merits of the allegations, but rather accepted the allegations as true for the purposes of the motion (as the Court was required to do) and excused plaintiffs from making a demand on the board. In the first quarter of 2007, defendants appealed the trial court’s decision. On September 25, 2007, the New York Supreme Court, Appellate Division, First Department issued a decision reversing the trial court and dismissing the derivative claims. Plaintiffs served defendants with a motion seeking reargument of the appeal or, in the alternative, for permission to appeal the decision to the Court of Appeals, New York’s highest court. On January 31, 2008, the court denied the plaintiff’s motion. We believe the matter is concluded.

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
  Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations where inputs are observable or where significant value drivers are observable.
  Level 3 - Instruments where significant value drivers are unobservable to third parties.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

When available, we use quoted market prices to determine fair value and classify such items in Level 1. In some cases, we use quoted market prices for similar instruments in active markets (forward foreign exchange contracts) and/or model-derived valuations where inputs are observable in active markets (cross currency interest rate swaps) and classify such items in Level 2.

The following table presents certain information for our financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2008 (in millions):

	Level 1	Level 2	Level 3	Total

Assets:
Investment in available for sale securities	$49.0	—	—	$49.0
Forward foreign exchange contracts	—	$5.7	—	5.7

Liabilities:
Cross currency interest rate swaps	—	106.0	—	106.0

Investment in available for sale securities are included on our condensed consolidated balance sheet at June 30, 2008 as follows: $2.9 million in Prepaid Expenses and Other Current Assets and $46.1 million in Other Assets. Forward foreign exchange contracts of $5.7 million are included in Prepaid Expenses and Other Current Assets and cross currency interest rate swaps of $106.0 million are included in Deferred Compensation and Other Liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). SFAS 159, which was effective January 1, 2008, permits entities to choose to measure most financial instruments and certain other items at fair value and the adoption of SFAS 159 was optional. We did not adopt SFAS No. 159 and we continue to account for our long-term debt at amortized cost. SFAS 159 does not apply to our convertible notes.

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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement (“FSP APB 14-1”). FSP APB 14-1 provides that issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds at the date of issuance of the instrument between the liability component and the embedded conversion option (the equity component) by first determining the carrying amount of the liability. To calculate this amount, the issuer must determine the fair value of the liability excluding the embedded conversion option and by giving effect to other substantive features, such as put and call options, and then allocating the excess of the initial proceeds to the embedded conversion option. The excess of the principal amount of the liability component over its carrying amount is reported as a debt discount and is amortized as interest expense over the expected life of the instrument using the interest method. FSP APB 14-1 is effective January 1, 2009 and is applied retrospectively to convertible debt instruments that are within the scope of FSP APB 14-1.

FSP APB 14-1 applies to our outstanding Convertible Notes. We are currently evaluating the effect of FSP APB 14-1 on our Convertible Notes. Based on our initial estimates, we do not believe that FSP APB 14-1 will have a material effect on our current statement of financial position or results of operations.

In June 2008, the FSP issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that all outstanding unvested share-based payments that contain rights to non-forfeitable dividends participate in the undistributed earnings with the common shareholders and are therefore participating securities. Companies with participating securities are required to apply the two-class method in calculating basic and diluted earnings per share. FSP EITF 03-6-1 is effective January 1, 2009 and early adoption is prohibited. We are currently evaluating the effect of FSP EITF 03-6-1, but we do not believe that it will have a material effect on our results of operations.

In June 2008, the EITF released guidance on EITF Issue 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 is effective January 1, 2009 and early adoption is prohibited. We are currently evaluating the effect of EITF 07-5, but we do not believe that it will have a material effect on our financial position or results of operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (Continued)

     In recent years, our revenue has been divided almost evenly between domestic and international operations. For the three months ended June 30, 2008, our overall revenue growth was 11.2%, of which 5.2% was related to changes in foreign exchange rates and 1.2% was related to the acquisition of entities, net of entities disposed. The remaining 4.8% was organic growth. For the six months ended June 30, 2008, our overall revenue growth was 11.8%, of which 5.2% was related to changes in foreign exchange rates and 1.1% was related to the acquisition of entities, net of entities disposed. The remaining 5.6% was organic growth.

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

     Because we are a service business, we monitor salary and service costs and office and general costs as a percentage of revenue. Salary and service costs tend to fluctuate in conjunction with changes in revenue. Office and general expenses, which are not directly related to servicing clients, are less directly linked to changes in our revenues than salary and service costs. These costs tend to increase as revenue increases, however, the rate of increase in these expenses could be more or less than the rate of increase in our revenues. During the second quarter of 2008 and the second quarter of 2007, salary and service costs remained flat at 69.5% of revenue and in the first six months of 2008, salary and service costs increased slightly to 71.1% from 70.8% of revenue during the first six months of 2007. This level of expense corresponds with increased revenue levels and the necessary increases in direct salaries, salary-related costs and freelance labor necessary to deliver our services and pursue new business initiatives. Office and general expenses were 15.6% of revenue in the second quarter of 2008, as compared to 15.8% in 2007, as these costs are less directly linked to changes in our revenues. The reduction is consistent with our efforts to increase the variability of our cost structure and continue to align our costs with business levels on a location-by-location basis. Similarly, in the first six months of 2008, office and general expenses declined slightly to 15.9% of revenue in the first six months of 2008 from 16.2% in the first six months of 2007.

     Our net income in the second quarter of 2008 increased $30.3 million, or 11.0%, to $307.0 million from $276.7 million in the second quarter of 2007. Our net income in the first six months of 2008 increased $55.9 million, or 12.2%, to $515.6 million from $459.7 million in the first six months of 2007. Diluted earnings per share increased 14.3% to $0.96 in the second quarter of 2008, as compared to $0.84 in the prior year period. Diluted earnings per share increased 16.7% to $1.61 in the first six months of 2008, as compared to $1.38 in the prior year period. This period-over-period increase resulted from the increase in net income for the reasons described above, as well as the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (Continued)

impact of the reduction in our weighted average common shares outstanding. This reduction was the result of our purchases throughout 2007 and during the first quarter of 2008 of treasury shares, net of stock option exercises and shares issued under our employee stock purchase plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations: Second Quarter 2008 Compared to Second Quarter 2007

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

     Our second quarter of 2008 consolidated worldwide revenue increased 11.2% to $3,476.9 million from $3,126.1 million in the comparable period last year. The effect of foreign exchange impacts increased worldwide revenue by $162.9 million. Acquisitions, net of disposals, increased worldwide revenue by $38.0 million in the second quarter of 2008 and organic growth increased worldwide revenue by $149.9 million. The components of the second quarter 2008 revenue growth in the U.S. (“domestic”) and the remainder of the world (“international”) are summarized below (dollars in millions):

	Total		Domestic		International

	$	%	$	%	$	%

Quarter ended June 30, 2007	$3,126.1	—	$1,659.7	—	$1,466.4	—

Components of revenue changes:
Foreign exchange impact	162.9	5.2%	—	—	162.9	11.1%
Acquisitions, net of dispositions	38.0	1.2%	19.9	1.2%	18.1	1.2%
Organic growth	149.9	4.8%	71.7	4.3%	78.2	5.3%

Quarter ended June 30, 2008	$3,476.9	11.2%	$1,751.3	5.5%	$1,725.6	17.7%

The components and percentages are calculated as follows:

  The foreign exchange impact component shown in the table is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $3,314.0 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $3,476.9 million less $3,314.0 million for the Total column in the table).
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (Continued)

  The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $3,126.1 million for the Total column in the table).

     The components of revenue for the second quarter of 2008 and revenue growth compared to the second quarter of 2007 in our primary geographic markets are summarized below (dollars in millions):

	Revenue	% Growth
United States	$1,751.3	5.5%
Euro Markets	798.6	19.6%
United Kingdom	345.9	(0.4)%
Other	581.1	28.8%

Total	$3,476.9	11.2%

     As indicated, foreign exchange impacts increased our international revenue by 11.1%, or $162.9 million, during the quarter ended June 30, 2008. The most significant impacts resulted from the strengthening of the Euro, Canadian Dollar, Australian Dollar, Japanese Yen and Brazilian Real against the U.S. Dollar, offset by strengthening of the U.S. Dollar against the British Pound and Korean Won.

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

	2nd Quarter 2008	% of Revenue	2nd Quarter 2007	% of Revenue	$ Growth	% Growth

Traditional media advertising	$1,499.9	43.1%	$1,366.5	43.7%	$133.4	9.8%
CRM	1,313.8	37.8%	1,121.0	35.9%	192.8	17.2%
Public relations	333.4	9.6%	321.7	10.3%	11.7	3.7%
Specialty communications	329.8	9.5%	316.9	10.1%	12.9	4.1%

	$3,476.9		$3,126.1		$350.8	11.2%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (Continued)

     Operating Expenses: Our second quarter 2008 worldwide operating expenses increased $295.6 million, or 11.1%, to $2,960.1 million from $2,664.5 million in the second quarter of 2007, as shown below (dollars in millions):

	Three Months Ended June 30,

	2008			2007			2008 vs 2007

		% of Revenue	% of Total Operating Expenses		% of Revenue	% of Total Operating Expenses

							$ Growth	% Growth
	$			$

Revenue	$3,476.9			$3,126.1			$350.8	11.2%

Operating Expenses:
Salary and service costs	2,416.3	69.5%	81.6%	2,171.8	69.5%	81.5%	244.5	11.3%
Office and general expenses	543.8	15.6%	18.4%	492.7	15.8%	18.5%	51.1	10.4%

Total Operating Expenses	2,960.1	85.1%		2,664.5	85.2%		295.6	11.1%

Operating Profit	$516.8	14.9%		$461.6	14.8%		$55.2	12.0%

     Because we provide professional services, salary and service costs represent the largest part of our operating expenses. During the second quarter of 2008, we continued to invest in our businesses and their professional personnel. As a percentage of total operating expenses, salary and service costs were 81.6% in the second quarter of 2008 and 81.5% in the second quarter of 2007. These costs are comprised of salary and related costs and direct service costs. Most, or $244.5 million and 82.7%, of the $295.6 million increase in total operating expenses in the second quarter of 2008 resulted from increases in salary and service costs. This increase was attributable to the increase in our revenue in the second quarter of 2008 and the necessary increases in the direct costs required to deliver our services and pursue new business initiatives, including direct salaries, salary related costs and direct service costs, including freelance labor costs and direct administrative costs, such as travel, partially offset by a reduction in incentive compensation. As a result, salary and service costs as a percentage of revenue were flat at 69.5% in the second quarter of 2007 and the second quarter of 2008.

     Office and general expenses represented 18.4% and 18.5% of our operating expenses in the second quarter of 2008 and 2007, respectively. These costs are comprised of office and equipment rents, technology costs and depreciation, amortization of identifiable intangible assets, professional fees and other overhead expenses. As a percentage of revenue, office and general expenses were 15.6% in the second quarter of 2008 and 15.8% in the second quarter of 2007. These costs are less directly linked to changes in our revenues than our salary and service costs. This reduction reflects our efforts to align our costs with business levels on a location-by-location basis. Although they tend to increase as our revenues increase, the rate of increase could be more, or less than the rate of increase in our revenues.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (Continued)

     Net Interest Expense: Our net interest expense decreased in the second quarter of 2008 to $18.7 million, as compared to $22.2 million in the second quarter of 2007. This decrease was related primarily to interest expense savings in the second quarter of 2008 associated with reductions in the amortization, in accordance with Emerging Issues Task Force (“EITF”) No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”), of supplemental interest payments which were made on our Zero Coupon Zero Yield Convertible Notes due 2032 (“2032 Notes”) in prior periods, as well as increased interest income earned. These savings were partially offset by amortization of supplemental interest payments made in the first quarter of 2008 on our 2031 Notes which were not made in the first quarter of 2007 and additional interest expense from our Euro and Yen swaps during the quarter.

     Income Taxes: Our consolidated effective income tax rate was 33.6% in the second quarter of 2008, which is slightly lower than the second quarter 2007 rate of 33.9%.

     Earnings Per Share (EPS): For the foregoing reasons, our net income in the second quarter of 2008 increased $30.3 million, or 11.0%, to $307.0 million from $276.7 million in the second quarter of 2007. Diluted earnings per share increased 14.3% to $0.96 in the second quarter of 2008, as compared to $0.84 in the prior year period. This period-over-period increase resulted from the 11.0% increase in net income for the reasons described above, as well as the impact of the reduction in our weighted average common shares outstanding. This reduction was the result of our purchases throughout 2007 and the first quarter of 2008 of treasury shares, net of stock option exercises and shares issued under our employee stock purchase plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations: First Six Months of 2008 Compared to First Six Months of 2007

     Revenue: Our first six months of 2008 consolidated worldwide revenue increased 11.8% to $6,672.3 million from $5,966.7 million in the comparable period last year. The effect of foreign exchange impacts increased worldwide revenue by $308.5 million. Acquisitions, net of disposals, increased worldwide revenue by $65.9 million in the first six months of 2008 and organic growth increased worldwide revenue by $331.2 million. The components of the first six months of 2008 revenue growth in the U.S. (“domestic”) and the remainder of the world (“international”) are summarized below (dollars in millions):

	Total		Domestic		International

	$	%	$	%	$	%

Six months ended June 30, 2007	$5,966.7	—	$3,203.5	—	$2,763.2	—

Components of revenue changes:
Foreign exchange impact	308.5	5.2%	—	—	308.5	11.2%
Acquisitions, net of dispositions	65.9	1.1%	33.9	1.1%	32.0	1.2%
Organic growth	331.2	5.6%	175.1	5.5%	156.1	5.6%

Six months ended June 30, 2008	$6,672.3	11.8%	$3,412.5	6.5%	$3,259.8	18.0%

The components and percentages are calculated as follows:

  The foreign exchange impact component shown in the table is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $6,363.8 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $6,672.3 million less $6,363.8 million for the Total column in the table).
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
  The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $5,966.7 million for the Total column in the table).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (Continued)

     The components of revenue for the first six months of 2008 and revenue growth compared to the first six months of 2007 in our primary geographic markets are summarized below (dollars in millions):

	Revenue	% Growth
United States	$3,412.5	6.5%
Euro Markets	1,499.6	20.6%
United Kingdom	688.9	2.3%
Other	1,071.3	26.5%

Total	$6,672.3	11.8%

     As indicated, foreign exchange impacts increased our international revenue by 11.2%, or $308.5 million during the six months ended June 30, 2008. The most significant impacts resulted from the strengthening of the Euro, Canadian Dollar, Australian Dollar, Japanese Yen and Brazilian Real against the U.S. Dollar.

     In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories as summarized below: traditional media advertising, CRM, public relations and specialty communications (dollars in millions).

	Six Months 2008	% of Revenue	Six Months 2007	% of Revenue	$ Growth	% Growth

Traditional media advertising	$2,891.2	43.3%	$2,592.3	43.5%	$298.9	11.5%
CRM	2,481.3	37.2%	2,137.7	35.8%	343.6	16.1%
Public relations	648.4	9.7%	615.8	10.3%	32.6	5.3%
Specialty communications	651.4	9.8%	620.9	10.4%	30.5	4.9%

	$6,672.3		$5,966.7		$705.6	11.8%

     Operating Expenses: Our first six months of 2008 worldwide operating expenses increased $615.1 million, or 11.9%, to $5,804.7 million from $5,189.6 million in the first six months of 2007, as shown below (dollars in millions):

	Six Months Ended June 30,

	2008			2007			2008 vs 2007

		% of Revenue	% of Total Operating Expenses		% of Revenue	% of Total Operating Expenses

							$ Growth	% Growth
	$			$

Revenue	$6,672.3			$5,966.7			$705.6	11.8%

Operating Expenses:
Salary and service costs	4,743.2	71.1%	81.7%	4,222.3	70.8%	81.4%	520.9	12.3%
Office and general expenses	1,061.5	15.9%	18.3%	967.3	16.2%	18.6%	94.2	9.7%

Total Operating Expenses	5,804.7	87.0%		5,189.6	87.0%		615.1	11.9%

Operating Profit	$867.6	13.0%		$777.1	13.0%		$90.5	11.6%

     Because we provide professional services, salary and service costs represent the largest part of our operating expenses. During the first six months of 2008, we continued to invest in

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (Continued)

our businesses and their professional personnel. As a percentage of total operating expenses, salary and service costs were 81.7% in the first six months of 2008 and 81.4% in the first six months of 2007. These costs are comprised of salary and related costs and direct service costs. Most, or $520.9 million and 84.7%, of the $615.1 million increase in total operating expenses in the first six months of 2008 resulted from increases in salary and service costs. This increase was attributable to the increase in our revenue in the first six months of 2008 and the necessary increases in the direct costs required to deliver our services and pursue new business initiatives, including direct salaries, salary related costs and direct service costs, including freelance labor costs and direct administrative costs, such as travel, as well as increased severance costs, partially offset by a reduction in incentive compensation. As a result, salary and service costs as a percentage of revenue increased marginally from 70.8% in the first six months of 2007 to 71.1% in the first six months of 2008.

     Office and general expenses represented 18.3% and 18.6% of our operating expenses in the first six months of 2008 and 2007, respectively. These costs are comprised of office and equipment rents, technology costs and depreciation, amortization of identifiable intangible assets, professional fees and other overhead expenses. As a percentage of revenue, office and general expenses were 15.9% in the first six months of 2008 and 16.2% in the first six months of 2007. These costs are less directly linked to changes in our revenues than our salary and service costs. This reduction reflects our efforts to align our costs with business levels on a location-by-location basis. Although they tend to increase as our revenues increase, the rate of increase could be more, or less than the rate of increase in our revenues.

     Net Interest Expense: Our net interest expense decreased in the first six months of 2008 to $29.7 million, as compared to $40.5 million in the first six months of 2007. This decrease was related primarily to interest expense savings in the first six months of 2008 associated with reductions in the amortization, in accordance with EITF 96-19, of supplemental interest payments which were made on our 2031 and 2032 Notes in prior periods, as well as increased interest income earned. These savings were partially offset by additional interest expense from our Euro and Yen swaps.

     Income Taxes: Our consolidated effective income tax rate was 33.7% in the first six months of 2008 which is slightly lower than the rate of 33.8% for the first six months of 2007.

     Earnings Per Share (EPS): For the foregoing reasons, our net income in the first six months of 2008 increased $55.9 million, or 12.2%, to $515.6 million from $459.7 million in the first six months of 2007. Diluted earnings per share increased 16.7% to $1.61 in the first six months of 2008, as compared to $1.38 in the prior year period. This period-over-period increase resulted from the 12.2% increase in net income for the reasons described above, as well as the impact of the reduction in our weighted average common shares outstanding. This reduction was the result of our purchases throughout 2007 and the first quarter of 2008 of treasury shares, net of stock option exercises and shares issued under our employee stock purchase plan.

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

Contingent Acquisition Obligations

     Certain of our acquisitions are structured with contingent purchase price obligations, often referred to as earn-outs. We utilize contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period. These payments are not contingent upon future employment. The amount of future contingent purchase price payments that we would be required to pay for prior acquisitions, assuming that the businesses perform over the relevant future periods at their current profit levels, is approximately $312 million as of June 30, 2008. The ultimate amounts payable cannot be predicted with reasonable certainty because they are dependent upon future results of operations of the subject businesses and are subject to changes in foreign currency exchange rates. In accordance with U.S. GAAP, we have not recorded a liability for these items on our balance sheet since the definitive amount is not determinable or distributable. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. Our obligations change from period to period primarily as a result of payments made during the current period, changes in the acquired entities’ performance and changes in foreign currency exchange rates. These differences could be significant. The contingent purchase price obligations as of June 30, 2008, calculated assuming that the acquired businesses perform over the relevant future periods at their current profit levels, are as follows (dollars in millions):

Remainder 2008	2009	2010	2011	Thereafter	Total
$ 75	$ 104	$ 82	$ 28	$ 23	$ 312

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (Continued)

     The redemption features are embedded in the shares owned by the minority shareholders and are not freestanding. As a result, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, does not apply. Additionally, the embedded redemption features do not fall within the scope of EITF Issue No. 00-4, Majority Owners Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Minority Interest in That Subsidiary, because they do not represent a de facto financing. Consistent with Accounting Research Bulletin No. 51, “Consolidated Financial Statements, minority interests have been recorded on the balance sheet at historical cost plus an allocation of subsidiary earnings based on ownership interests, less dividends paid to the minority shareholders.

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

     Assuming that the subsidiaries and affiliates perform over the relevant periods at their current profit levels, the aggregate amount we could be required to pay in future periods is approximately $334 million, $242 million of which relates to obligations that are currently exercisable. If these rights are exercised, there would likely be an increase in our net income as a result of our increased ownership and the reduction of minority interest expense. The ultimate amount payable relating to these transactions will vary because it is primarily dependent on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates. The actual amount that we pay is likely to be different from this estimate and the difference could be significant. The obligations that exist for these agreements as of June 30, 2008, calculated using the assumptions above, are as follows (dollars in millions):

	Currently Exercisable	Not Currently Exercisable	Total

Subsidiary agencies	$186	$86	$272
Affiliated agencies	56	6	62

Total	$242	$92	$334

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

     Our principal discretionary cash requirements include dividend payments to our shareholders, repurchases of our common stock, payments for strategic acquisitions and capital expenditures. Our discretionary spending is funded from operating cash flow, cash on hand and short-term investments. In addition, in any given year, depending on the level of our discretionary activity, we may use other sources of available funding, such as the liquidation of short-term investments, the issuance of commercial paper or accessing the capital markets to finance these activities. The repurchases of our stock during the second quarter of 2008 are summarized in Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

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

     Liquidity: Our cash and cash equivalents were $915.8 million at June 30, 2008, a decrease of $877.4 million from the balance at December 31, 2007. We also had short-term investments of $43.3 million at June 30, 2008, which was comparable to our balance at December 31, 2007. At June 30, 2008, our short-term investments did not include any auction rate securities.

     Consistent with our historical trends, during the first six months of 2008, we used $91.5 million of cash from operations as evidenced by changes from our year-end working capital balances. Our additional spending during the period was comprised primarily of: repurchases of our stock, net of proceeds received from employee stock compensation plans of $344.1 million; acquisition payments, including purchases of equity interests in subsidiaries, affiliates and contingent purchase price payments related to acquisitions completed in prior years of $210.1 million; dividend payments of $97.3 million; and capital expenditures of $92.7 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (Continued)

     Capital Resources: We have a $2.5 billion credit facility which is due to expire on June 23, 2011. We have the ability to classify outstanding borrowings, if any, under our credit facility as long-term debt. As of June 30, 2008, we had no borrowings outstanding under our credit facility.

     In funding our day-to-day liquidity, we are an active participant in the commercial paper market with a $1.5 billion program. As of June 30, 2008, we had no commercial paper outstanding. Our credit facility provides credit support for commercial paper, as well as providing back-up liquidity in the event any of our convertible notes are put to us.

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

     Credit Markets: During the first six months of 2008, continued volatility in the financial markets resulted in an increase in borrowing spreads in the commercial paper market. To mitigate the effect of these increased spreads, we increased our unsecured uncommitted lines of credit to $598.0 million and shifted the funding of a portion of our daily borrowing needs to these lines from our commercial paper program. At June 30, 2008, there were no borrowings outstanding under our unsecured uncommitted lines of credit. At June 30, 2008, the volatility in the credit markets did not have any impact on our debt and credit ratings.

     Debt: We had short-term bank loans of $22.8 million and $12.0 million, as of June 30, 2008 and December 31, 2007, respectively. The short-term bank loans consisted of bank overdrafts of our international subsidiaries and are treated as unsecured loans pursuant to our bank agreements.

     Our outstanding debt and amounts available under our credit facilities as of June 30, 2008 were as follows (dollars in millions):

	Debt Outstanding	Available Credit
Bank loans (due in less than 1 year)	$22.8
Commercial paper issued under
$2.5 billion Revolver due June 23, 2011	—	$2,500.0
Senior notes due April 15, 2016	996.1	—
Convertible notes due February 7, 2031	847.0	—
Convertible notes due July 31, 2032	727.0	—
Convertible notes due June 15, 2033	0.1	—-
Convertible notes due July 1, 2038	467.4	—
Other debt	20.2	—

Total	$3,080.6	$2,500.0

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

     In June 2008, none of our Zero Yield Convertible Notes due June 15, 2033 and 2038 (“2033 Notes” and “2038 Notes”) were put back to us for repurchase.

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

ITEM 4. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, our CEO and CFO concluded that as of June 30, 2008 our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 is appropriate.

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

Item 1A. Risk Factors

     There have been no material changes to the risk factors disclosed in Item 1A in our 2007 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (c) The following table presents information with respect to purchases of our common stock made during the three months ended June 30, 2008 by us or any of our “affiliated purchasers”.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

During the month in 2008:

April	—	$—	—	—

May	800,000	$48.99	—	—

June	731,500	$47.61	—	—

Total	1,531,500	$48.33	—	—

(1) The shares were purchased in the open market for general corporate purposes.

Item 4. Submission of Matters to a Vote of Security Holders

     We held our annual shareholders’ meeting on May 16, 2008. At the meeting, votes were cast for the following proposals as follows:

To re-elect the current members of the Board:

	Votes For	Votes Withheld
John D. Wren	275,722,193	5,642,097
Bruce Crawford	275,273,409	6,090,881
Robert Charles Clark	277,920,112	3,444,178
Leonard S. Coleman, Jr.	274,716,068	6,648,222
Errol M. Cook	277,829,646	3,534,644
Susan S. Denison	275,404,483	5,959,807
Michael A. Henning	277,707,436	3,656,854
John R. Murphy	275,263,326	6,100,964
John R. Purcell	275,129,067	6,235,223
Linda Johnson Rice	277,802,411	3,561,879
Gary L. Roubos	275,216,242	6,148,048

To ratify the appointment of KPMG as our independent auditors for the 2008 fiscal year:

Votes For	Votes Against	Votes Abstained
275,399,424	3,489,890	2,474,976

Item 6.	Exhibits

(a) Exhibits

10.1	Form of Grant Notice and Option Agreement (incorporated by reference to Exhibit 10.1 to the Omnicom Group Inc. Current Report on Form 8-K filed on July 7, 2008).

10.2	Form of Grant Notice and Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Omnicom Group Inc. Current Report on Form 8-K filed on July 7, 2008).

10.3	Form of Grant Notice and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Omnicom Group Inc. Current Report on Form 8-K filed on July 7, 2008).

31.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNICOM GROUP INC.

Dated: July 24, 2008	/s/ Randall J. Weisenburger

Randall J. Weisenburger
Executive Vice President
and Chief Financial Officer
(on behalf of Omnicom Group Inc.
and as Principal Financial Officer)