Form 10-Q
period 2008-09-30
OMNICOM GROUP INC
filed 2008-10-24
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2008

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

Large accelerated filer	X	Accelerated filer
Non-accelerated filer*		Smaller reporting company
* (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES                        NO       X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $0.15 par value – 310,800,000 shares as of October 17, 2008.

OMNICOM GROUP INC. AND SUBSIDIARIES
INDEX

PART I.	FINANCIAL INFORMATION
		Page No.
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets -
	September 30, 2008 and December 31, 2007	1
	Condensed Consolidated Statements of Income - Three Months
	and Nine Months Ended September 30, 2008 and 2007	2
	Condensed Consolidated Statements of Cash Flows -
	Nine Months Ended September 30, 2008 and 2007	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6.	Exhibits	34

	Signatures	36

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

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited) September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$530.6	$1,793.2
Short-term investments at market, which approximates cost	22.0	47.8
Accounts receivable, net of allowance for doubtful accounts
of $53.7 and $54.7	5,906.0	6,830.4
Work in progress	890.6	801.0
Other current assets	1,002.0	1,031.8

Total Current Assets	8,351.2	10,504.2

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated
depreciation of $1,103.6 and $1,059.8	719.6	706.7
INVESTMENTS IN AFFILIATES	307.0	247.1
GOODWILL	7,403.2	7,318.5
INTANGIBLE ASSETS, net of accumulated amortization of $274.4 and $251.6	214.2	195.7
DEFERRED TAX ASSETS	36.5	40.5
OTHER ASSETS	307.5	259.0

TOTAL ASSETS	$17,339.2	$19,271.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,642.9	$8,080.5
Customer advances	1,122.4	1,122.8
Current portion of long-term debt	2.8	2.6
Short-term borrowings	177.1	12.0
Taxes payable	163.1	250.7
Other current liabilities	1,541.4	1,758.6

Total Current Liabilities	9,649.7	11,227.2

LONG-TERM DEBT	1,012.9	1,013.2
CONVERTIBLE DEBT	2,041.5	2,041.5
OTHER LONG-TERM LIABILITIES	486.4	481.2
LONG-TERM DEFERRED TAX LIABILITIES	237.3	174.8
MINORITY INTERESTS	250.2	242.1

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	59.6	59.6
Additional paid-in capital	1,582.9	1,619.5
Retained earnings	5,663.8	5,077.5
Accumulated other comprehensive income	137.7	430.7
Treasury stock, at cost	(3,782.8)	(3,095.6)

Total Shareholders’ Equity	3,661.2	4,091.7

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,339.2	$19,271.7

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUE	$3,316.2	$3,101.4	$9,988.5	$9,068.1
OPERATING EXPENSES	2,942.8	2,751.2	8,747.5	7,940.8

OPERATING PROFIT	373.4	350.2	1,241.0	1,127.3

NET INTEREST EXPENSE:
Interest expense	35.1	26.2	91.9	83.7
Interest income	(14.4)	(6.9)	(41.5)	(23.9)

	20.7	19.3	50.4	59.8

INCOME BEFORE INCOME TAXES,
MINORITY INTEREST AND INCOME
FROM EQUITY METHOD INVESTMENTS	352.7	330.9	1,190.6	1,067.5
INCOME TAX EXPENSE	118.2	112.1	400.6	361.4
INCOME FROM EQUITY METHOD INVESTMENTS	6.8	8.0	26.0	25.8
MINORITY INTEREST IN NET INCOME OF
CONSOLIDATED ENTITIES	(27.7)	(24.6)	(86.7)	(70.0)

NET INCOME	$213.6	$202.2	$729.3	$661.9

NET INCOME PER COMMON SHARE:
Basic	$0.69	$0.62	$2.32	$2.02
Diluted	$0.69	$0.62	$2.30	$2.00

DIVIDENDS DECLARED PER COMMON SHARE	$0.150	$0.150	$0.450	$0.425

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$729.3	661.9
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation	137.7	118.3
Amortization of intangible assets	38.5	32.5
Minority interest in net income of consolidated entities	86.7	70.0
Income from equity method of investments, net of dividends received	(12.1)	(10.5)
Provision for doubtful accounts	12.1	11.1
Share-based compensation	44.3	53.4
Excess tax benefit from share-based compensation	(12.9)	(15.4)
Increase in operating capital	(789.2)	(752.6)

Net cash provided by operating activities	234.4	168.7

Cash flows from investing activities:
Payments to acquire property, plant and equipment	(151.6)	(160.8)
Payments to acquire businesses and interests in affiliates, net of cash acquired	(387.8)	(317.9)
Payments to acquire short-term investments	(12.1)	(40.9)
Proceeds from sale of short-term investments	31.2	173.2

Net cash used in investing activities	(520.3)	(346.4)

Cash flows from financing activities:
Proceeds from (repayments of) short-term debt	115.3	0.8
Repayments of long-term debt	(1.6)	(1.2)
Payments of dividends	(145.3)	(133.7)
Payments for repurchase of common stock	(846.0)	(846.5)
Proceeds from stock plans	77.8	68.4
Excess tax benefit on share-based compensation	12.9	15.4
Other, net	(47.4)	(45.1)

Net cash used in financing activities	(834.3)	(941.9)

Effect of exchange rate changes on cash and cash equivalents	(142.4)	(42.7)

Net decrease in cash and cash equivalents	(1,262.6)	(1,162.3)
Cash and cash equivalents at beginning of period	1,793.2	1,739.5

Cash and cash equivalents at end of period	$530.6	$577.2

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The terms “Omnicom,” “we,” “our” and “us” each refer to Omnicom Group Inc. and our subsidiaries unless the context indicates otherwise. The unaudited condensed consolidated financial statements were prepared pursuant to Securities and Exchange Commission (“SEC”) rules. Certain information and footnote disclosure required in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) have been condensed or omitted pursuant to these rules.

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

2.	Adoption of XBRL Taxonomy

In May 2008, the SEC proposed that filers adopt Extensible Business Reporting Language (“XBRL”) as the internet standard for providing financial information to the SEC. Under the proposal, large accelerated filers would be required to furnish their basic financial statements for the period ending after December 15, 2008 to the SEC in XBRL format. The final rule from the SEC is expected to be issued in the near term. XBRL uses a standard taxonomy of predefined data labels for financial statement captions. In the third quarter of 2008, we adapted our financial statement presentation to the XBRL taxonomy. As a result, the titles of certain captions in our basic financial statements have changed and certain prior period amounts have been reclassified to conform to the current period presentation. We have furnished an XBRL document for the quarter ended September 30, 2008 to the SEC in a Form 8-K filed on October 23, 2008.

3.	Earnings per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the same basis, including, if dilutive, common share equivalents which include outstanding options and restricted shares.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For purposes of computing diluted earnings per share, 1.6 million and 4.2 million common share equivalents were assumed to be outstanding for the three months ended September 30, 2008 and 2007, respectively, and 2.7 million and 4.8 million common share equivalents were assumed to be outstanding for the nine months ended September 30, 2008 and 2007, respectively. For the three and nine months ended September 30, 2008, 7.0 million and 4.6 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

The number of shares used in our earnings per share computations were as follows (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic EPS Computation	309.1	324.0	315.0	327.0
Diluted EPS Computation	310.7	328.2	317.7	331.8

4.	Comprehensive Income (Loss)

Total comprehensive income (loss) and its components were (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007
Net income for the period	$213.6	$202.2	$729.3	$661.9

Foreign currency translation adjustment, net of
income taxes of $(194.1) and $55.5 for the
three months and $(152.2) and $109.0 for the
nine months ended September 30, 2008 and
2007, respectively	(361.1)	102.6	(284.0)	200.3

Unrealized gain (loss) on investments available
for sale, net of income taxes of $0.1 and $(7.1)
for the three and nine months ended
September 30, 2008, respectively	0.1	—	(10.6)	—

Defined benefit plans and postemployment
arrangements adjustment, net of income taxes
of $0.4 and $0.4 for the three months and
$1.1 and $1.2 for the nine months ended
September 30, 2008 and 2007, respectively	0.6	0.6	1.7	2.0

Comprehensive income (loss) for the period	$(146.8)	$305.4	$436.4	$864.2

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Segment Reporting

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

A summary of our revenue and long-lived assets by geographic area as of September 30, 2008 and 2007 is presented below (dollars in millions):

	Americas	EMEA	Asia/Australia
2008
Revenue - three months ended	$ 1,915.7	$ 1,190.9	$ 209.6
Revenue - nine months ended	5,711.3	3,656.4	620.8
Long-Lived Assets	448.7	220.5	50.4

2007
Revenue - three months ended	$ 1,823.5	$ 1,091.5	$ 186.4
Revenue - nine months ended	5,348.8	3,196.8	522.5
Long-Lived Assets	413.4	226.8	50.3

The Americas is composed of the U.S., Canada and Latin American countries. EMEA is composed of various Euro currency countries, the United Kingdom, the Middle-East and Africa and other European countries that have not adopted the European Union Monetary standard. Asia/Australia is composed of China, Japan, Korea, Singapore, Australia and other Asian countries.

6.	Short-Term Borrowings, Long-Term Debt and Convertible Debt

Short-term borrowings outstanding at September 30, 2008 of $177.1 million are comprised of bank overdrafts of our international subsidiaries of $64.1 million and $113.0 million of commercial paper borrowings. The bank overdrafts are treated as unsecured loans pursuant to our bank agreements.

We have a $2.5 billion credit facility that expires on June 23, 2011. We have the ability to classify borrowings, if any, under this facility as long-term debt. Our credit facility

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provides credit support for commercial paper, as well as providing back-up liquidity in the event that any of our convertible notes are put back to us.

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

In June 2008, none of our Zero Yield Convertible Notes due June 15, 2033 and 2038 (“2033 Notes” and “2038 Notes”) were put back to us for repurchase.

In July 2008, we offered to pay a supplemental interest payment of $25.00 per $1,000 principal amount of notes to holders of our Liquid Yield Option Notes due July 31, 2032 (“2032 Notes”) as of July 31, 2008 and we offered to eliminate Omnicom’s right to redeem the 2032 Notes prior to August 2, 2010, provided that the noteholders deliver a valid consent, agree not to put their notes back to us and waive their rights to contingent cash interest payable from October 31, 2008 through and including August 1, 2010. Substantially all of the noteholders consented to the amendments and all of the 2032 Notes remain outstanding. Noteholders were paid a total supplemental interest payment totaling $18.1 million that will be amortized ratably over a 12-month period to the next put date in accordance with EITF 96-19.

7.	Income Taxes

At September 30, 2008, the total liability for uncertain tax positions recorded in our balance sheet in Other Long-Term Liabilities was $65.0 million. Of this amount, approximately $51.5 million would affect our effective tax rate upon resolution of the uncertain tax positions.

The Internal Revenue Service has completed its examination of our federal income tax returns through 2004.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Employee Share Based Compensation and Employee Retirement Plans

Share Based Compensation Plans

Pre-tax share-based employee compensation expense for the nine months ended September 30, 2008 and 2007, was $44.3 million and $53.4 million, respectively.

Defined Benefit Plans

The components of net periodic benefit cost for the nine months ended September 30, 2008 and 2007 are as follows (dollars in millions):

	2008	2007
Service cost	$5.0	$5.0
Interest cost	4.7	4.5
Expected return on plan assets	(3.3)	(3.6)
Amortization of prior service cost	1.5	1.8
Amortization of actuarial (gains) losses	0.7	1.0
Other	0.1	0.1

Total	$8.7	$8.8

We contributed approximately $3.0 million and $5.3 million to our defined benefits plans for the nine months ended September 30, 2008 and 2007, respectively.

Postemployment Arrangements

The components of net periodic benefit cost for the nine months ended September 30, 2008 and 2007 are as follows (dollars in millions):

	2008	2007
Service cost	$1.5	$1.5
Interest cost	3.2	3.2
Expected return on plan assets	N/A	N/A
Amortization of prior service cost	0.2	0.3
Amortization of actuarial (gains) losses	0.4	0.1

Total	$5.3	$5.1

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Supplemental Financial Data (dollars in millions)

Operating Expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Salary and service costs	$ 2,405.6	$ 2,248.5	$ 7,148.8	$ 6,470.8
Office and general expenses	537.2	502.7	1,598.7	1,470.0

Total operating expenses	$ 2,942.8	$ 2,751.2	$ 8,747.5	$ 7,940.8

         Cash Flow:
	Nine Months Ended September 30,
	2008	2007

Income taxes paid	$336.5	$198.4
Interest paid	$ 84.5	$ 46.1

10.	Contingencies

Beginning on June 13, 2002, several putative class actions were filed against us and certain senior executives in the United States District Court for the Southern District of New York. The actions have since been consolidated under the caption In re Omnicom Group Inc. Securities Litigation, No. 02-CV-4483 (RCC), on behalf of a proposed class of purchasers of our common stock between February 20, 2001 and June 11, 2002. The consolidated complaint alleges, among other things, that our public filings and other public statements during that period contained false and misleading statements or omitted to state material information relating to (1) our calculation of the organic growth component of period-to-period revenue growth, (2) our valuation of and accounting for certain internet investments made by our Communicade Group (“Communicade”), which we contributed to Seneca Investments LLC (“Seneca”) in 2001, and (3) the existence and amount of certain contingent future obligations in respect of acquisitions. The complaint seeks an unspecified amount of compensatory damages plus costs and attorneys’ fees. Defendants moved to dismiss the complaint and on March 28, 2005, the court dismissed portions (1) and (3) of the complaint detailed above. The court’s decision denying the defendants’ motion to dismiss the remainder of the complaint did not address the ultimate merits of the case, but only the sufficiency of the pleading. Defendants have answered the complaint. Discovery concluded in the second quarter of 2007. On April 30, 2007, the court granted plaintiff’s motion for class certification, certifying the class proposed by plaintiffs. In the third quarter of 2007 defendants filed a motion for summary judgment on plaintiff’s remaining claim. On January 28, 2008, the court granted defendants’ motion in its entirety, dismissing all claims and directing the court to close the case. On February 4, 2008, the plaintiffs filed a notice of intent to appeal that decision to the United States Court

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of Appeals for the Second Circuit. The appeal has been fully briefed. The parties await a date for oral argument before the Court of Appeals. The defendants continue to believe that the allegations against them are baseless and intend to vigorously oppose plaintiffs’ appeal. Currently, we are unable to determine the outcome of the appeal and the effect on our financial position or results of operations. The outcome of any of these matters is inherently uncertain and may be affected by future events. Accordingly, there can be no assurance as to the ultimate effect of these matters.

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

The following table presents certain information for our financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2008 (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Investment in available for sale securities	$ 49.1	—	—	$ 49.1
Forward foreign exchange contracts	—	$ 1.2	—	1.2

Liabilities:
Cross currency interest rate swaps	—	56.5	—	56.5

Investment in available for sale securities are included on our condensed consolidated balance sheet at September 30, 2008 as follows: $2.8 million in Other Current Assets and $46.3 million in Other Assets. Forward foreign exchange contracts of $1.2 million are included in Other Current Assets and cross currency interest rate swaps of $56.5 million are included in Other Long-Term Liabilities.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the quarter, we terminated substantially all of our Yen cross currency interest rate swaps that were used to effectively hedge our net investment in certain Yen denominated subsidiaries. The effect on our results of operations was not significant. The payment made to terminate the swaps and settle the liability of $19.1 million is reflected as a component of other financing activities in our Condensed Consolidated Statements of Cash Flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). SFAS 159, which was effective on January 1, 2008, permits entities to choose to measure most financial instruments and certain other items at fair value and the adoption of SFAS 159 was optional. We did not adopt SFAS No. 159 and we continue to account for our long-term debt at amortized cost. SFAS 159 does not apply to our convertible notes.

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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2008, the Emerging Issues Task Force (“EITF”) of the FASB amended EITF Topic No. D-98, Classification and Measurement of Redeemable Securities (“EITF D-98”) to address contingently redeemable minority interests. Effective January 1, 2009, we will adopt EITF D-98. On adoption, our redeemable minority interests in the common stock of certain of our subsidiaries will be reported at the higher of their carrying value or their redemption fair value through a direct reduction to shareholders equity with no impact on earnings. Additionally, changes in the redemption value will be remeasured through shareholders equity in future reporting periods with no impact on earnings.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that all outstanding unvested share-based payments that contain rights to non-forfeitable dividends participate in the undistributed earnings with the common shareholders and are therefore participating securities. Companies with participating securities are required to apply the two-class method in calculating basic and diluted earnings per share. FSP EITF 03-6-1 is effective January 1, 2009 and early adoption is prohibited. We are currently evaluating the effect of FSP EITF 03-6-1, but we do not believe that it will have a material effect on our results of operations.

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

     In recent years, certain business trends have affected our business and our industry. These trends include our clients increasingly expanding the focus of their brand strategies from national markets to pan-regional and global markets and migrating from traditional marketing channels to non-traditional channels, as well as the emergence of new media outlets utilizing interactive technologies. Additionally, in an effort to gain greater efficiency and effectiveness from their total marketing dollars, clients are increasingly requiring greater coordination of marketing activities and concentrating these activities with a smaller number of service providers. We believe these trends have benefitted our business in the past and will continue to provide a competitive advantage to us over the long-term.

     Contractions in the availability of business and consumer credit, increases in borrowing rates, a slowdown in the U.S. housing market, currency fluctuation and other factors have all led to increasingly volatile capital markets over the course of the year. During recent months, the financial services sector and other sectors of the global economy came under increasing pressures, resulting in, among other consequences, extraordinarily difficult conditions in the capital markets and the increasing likelihood of a recession that could negatively impact our clients’ spending on the services that our agencies provide.

     As one of the world’s leading advertising, marketing and corporate communications companies, we operate in all major markets of the global economy. We have a large and diverse client base. Our largest client represented 3.0% of our consolidated revenue for the nine months ended September 30, 2008 and no other client accounted for more than 2.1% of our consolidated revenue for the nine months ended September 30, 2008. Our top 100 clients accounted for

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

47.0% of our consolidated revenue for the nine months ended September 30, 2008. Our business is spread across a significant number of industry sectors with no one industry comprising more than 16% of revenue from our 1,000 largest clients for the nine months ended September 30, 2008. Although our revenues are balanced between the U.S. and international markets and we have a large and diverse client base, we are not immune to general economic downturns.

     During the quarter, we experienced a decline in the rate of growth of our revenue compared to the third quarter of last year and due to the rapidly changing economic conditions we have less visibility than we histroically have had regarding client spending plans in the near term. During previous periods of economic downturn our industry experienced slower growth rates and industry-wide margin contraction. Continued economic uncertainty and reductions in consumer spending may result in reductions in client spending levels, which could adversely affect our results of operations and our financial condition. Accordingly, we intend to continue to closely monitor economic conditions, client spending and other factors and seek to take actions available to us to respond to changing conditions. In the current market environment, there can be no assurance as to the effects of future economic circumstances, client spending patterns and other developments on us and whether and to what extent our efforts to respond to them will be effective.

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

     In recent years, our revenue has been divided almost evenly between domestic and international operations. For the three months ended September 30, 2008, our overall revenue growth was 6.9%, of which 2.1% was related to changes in foreign exchange rates and 0.7% was related to the acquisition of entities, net of entities disposed. The remaining 4.1% was organic growth. For the nine months ended September 30, 2008, our overall revenue growth was 10.1%, of which 4.1% was related to changes in foreign exchange rates and 1.0% was related to the acquisition of entities, net of entities disposed. The remaining 5.0% was organic growth.

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

     Because we are a service business, we monitor salary and service costs and office and general costs as a percentage of revenue. Salary and service costs tend to fluctuate in conjunction with changes in revenue. Office and general expenses, which are not directly related to servicing clients, are less directly linked to changes in our revenues than salary and service costs. These costs tend to increase as revenue increases, however, the rate of increase in these expenses could be more or less than the rate of increase in our revenues. During the third quarter of 2008 and 2007, salary and service costs were 72.5% of revenue and in the first nine months of 2008, salary and service costs increased slightly to 71.6% from 71.4% of revenue during the first nine months of 2007. This level of expense corresponds with increased revenue levels and the necessary increases in direct salaries, salary-related costs and freelance labor necessary to deliver our services and pursue new business initiatives. Office and general expenses were unchanged at 16.2% of revenue in the third quarter of 2008 and 2007. In the first nine months of 2008, office and general expenses declined slightly to 16.0% of revenue in the first nine months of 2008 from 16.2% in the first nine months of 2007. This is consistent with our efforts to increase the variability of our cost structure and continue to align our costs with business levels on a location-by-location basis. As a result, our operating margins remained constant.

     Our net income in the third quarter of 2008 increased $11.4 million, or 5.6%, to $213.6 million from $202.2 million in the third quarter of 2007. Our net income in the first nine months of 2008 increased $67.4 million, or 10.2%, to $729.3 million from $661.9 million in the first nine months of 2007. Diluted earnings per share increased 11.3% to $0.69 in the third quarter of 2008, as compared to $0.62 in the prior year period. Diluted earnings per share increased 15.0% to $2.30 in the first nine months of 2008, as compared to $2.00 in the prior year period. This period-over-period increase resulted from the increase in net income for the reasons described above, as well as the impact of the reduction in our weighted average common shares outstanding. This reduction was the result of our purchases throughout 2007 and 2008 of treasury shares, net of stock option exercises and shares issued under our employee stock purchase plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations: Third Quarter 2008 Compared to Third Quarter 2007

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

     Our third quarter of 2008 consolidated worldwide revenue increased 6.9% to $3,316.2 million from $3,101.4 million in the comparable period last year. The effect of foreign exchange impacts increased worldwide revenue by $66.0 million. Acquisitions, net of dispositions, increased worldwide revenue by $22.9 million in the third quarter of 2008 and organic growth increased worldwide revenue by $125.9 million. The components of the third quarter 2008 revenue growth in the U.S. (“domestic”) and the remainder of the world (“international”) are summarized below (dollars in millions):

	Total		Domestic		International
	$	%	$	%	$	%
Quarter ended September 30, 2007	$3,101.4	—	$1,654.9	—	$1,446.5	—

Components of revenue changes:
Foreign exchange impact	66.0	2.1%	—	—	66.0	4.6%
Acquisitions, net of dispositions	22.9	0.7%	16.2	1.0%	6.7	0.4%
Organic growth	125.9	4.1%	46.9	2.8%	79.0	5.5%

Quarter ended September 30, 2008	$3,316.2	6.9%	$1,718.0	3.8%	$1,598.2	10.5%

The components and percentages are calculated as follows:

  The foreign exchange impact component shown in the table is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $3,250.2 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $3,316.2 million less $3,250.2 million for the Total column in the table).

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
  The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $3,101.4 million for the Total column in the table).

     The components of revenue for the third quarter of 2008 and revenue growth compared to the third quarter of 2007 in our primary geographic markets are summarized below (dollars in millions):

	Revenue	% Growth
United States	$1,718.0	3.8%
Euro Markets	718.3	13.0%
United Kingdom	337.5	(4.3)%
Other	542.4	18.3%

Total	$3,316.2	6.9%

     As indicated, foreign exchange impacts increased our international revenue by 2.1%, or $66.0 million, during the quarter ended September 30, 2008. During the third quarter of 2008 and especially during the month of September, the U.S. Dollar strengthened against all other major currencies. However, the foreign exchange impact for the quarter was still positive primarily because during the third quarter of 2008 compared to the third quarter of 2007, the U.S. Dollar weakened against the Euro and Brazilian Real. If the exchange rates of the foreign currencies used by our operating businesses remain constant at the spot rates in effect at October 15, 2008 through the end of the fourth quarter, we expect a reduction in the range of 3.75% to 4.25% on our revenue for the fourth quarter of 2008 compared to our revenue for the fourth quarter of 2007.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	3rd Quarter 2008	% of Revenue	3rd Quarter 2007	% of Revenue	$ Growth	% Growth
Traditional media advertising	$1,382.0	41.7%	$1,292.8	41.7%	$89.2	6.9%
CRM	1,305.5	39.3%	1,165.8	37.6%	139.7	12.0%
Public relations	314.1	9.5%	317.8	10.2%	(3.7)	(1.2)%
Specialty communications	314.6	9.5%	325.0	10.5%	(10.4)	(3.2)%

	$3,316.2		$3,101.4		$214.8	6.9%

     Operating Expenses: Our third quarter 2008 worldwide operating expenses increased $191.6 million, or 7.0%, to $2,942.8 million from $2,751.2 million in the third quarter of 2007, as shown below (dollars in millions):

	Three Months Ended September 30,
	2008			2007			2008 vs 2007
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Growth	% Growth
Revenue	$3,316.2			$3,101.4			$214.8	6.9%

Operating Expenses:
Salary and service costs	2,405.6	72.5%	81.7%	2,248.5	72.5%	81.7%	157.1	7.0%
Office and general expenses	537.2	16.2%	18.3%	502.7	16.2%	18.3%	34.5	6.9%

Total Operating Expenses	2,942.8	88.7%		2,751.2	88.7%		191.6	7.0%

Operating Profit	$373.4	11.3%		$350.2	11.3%		$23.2	6.6%

     Because we provide professional services, salary and service costs represent the largest part of our operating expenses. During the third quarter of 2008, we continued to invest in our businesses and their professional personnel. As a percentage of total operating expenses, salary and service costs were 81.7% in the third quarter of each of 2008 and 2007. These costs are comprised of salary and related costs and direct service costs. Most, or $157.1 million and 82.0%, of the $191.6 million increase in total operating expenses in the third quarter of 2008 resulted from increases in salary and service costs. This increase was attributable to the increase in our revenue in the third quarter of 2008 and the necessary increases in the direct costs required to deliver our services and pursue new business initiatives, including direct salaries, salary related costs and direct service costs, including freelance labor costs and direct administrative costs, such as travel, as well as increased severance costs, partially offset by a reduction in incentive compensation. As a result, salary and service costs as a percentage of revenue were 72.5% in the third quarter of each of 2008 and 2007.

     Office and general expenses represented 18.3% of our operating expenses in the third quarter of each of 2008 and 2007. These costs are comprised of office and equipment rents, technology costs and depreciation, amortization of identifiable intangible assets, professional fees and other overhead expenses. As a percentage of revenue, office and general expenses were unchanged at 16.2% in the third quarter of each of 2008 and 2007. These costs are less directly linked to changes in our revenues than our salary and service costs. Although they tend to increase as our revenues increase, the rate of increase could be more, or less than the rate of increase in our revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Net Interest Expense: Our net interest expense increased slightly in the third quarter of 2008 to $20.7 million, as compared to $19.3 million in the third quarter of 2007. This increase was related primarily to increases in amortization of supplemental interest payments, in accordance with Emerging Issues Task Force (“EITF”) No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”), which related to our Zero Coupon Zero Yield Convertible Notes due 2031 and 2032 (“2031 Notes” and “2032 Notes”) in the quarter and higher interest expense on our Euro and Yen denominated swaps. These increases were partially offset by increased interest income earned on our foreign cash balances.

     Income Taxes: Our consolidated effective income tax rate was 33.5% in the third quarter of 2008, which is slightly lower than the third quarter 2007 rate of 33.9%.

     Earnings Per Share (EPS): For the foregoing reasons, our net income in the third quarter of 2008 increased $11.4 million, or 5.6%, to $213.6 million from $202.2 million in the third quarter of 2007. Diluted earnings per share increased 11.3% to $0.69 in the third quarter of 2008, as compared to $0.62 in the prior year period. This period-over-period increase resulted from the 5.6% increase in net income for the reasons described above, as well as the impact of the reduction in our weighted average common shares outstanding. This reduction was the result of our purchases throughout 2007 and 2008 of our common stock, net of stock option exercises and shares issued under our employee stock purchase plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations: First Nine Months of 2008 Compared to Nine Months of 2007

     Revenue: Our first nine months of 2008 consolidated worldwide revenue increased 10.1% to $9,988.5 million from $9,068.1 million in the comparable period last year. The effect of foreign exchange impacts increased worldwide revenue by $374.5 million. Acquisitions, net of dispositions, increased worldwide revenue by $88.9 million in the first nine months of 2008 and organic growth increased worldwide revenue by $457.0 million. The components of the first nine months of 2008 revenue growth in the U.S. (“domestic”) and the remainder of the world (“international”) are summarized below (dollars in millions):

	Total		Domestic		International
	$	%	$	%	$	%
Nine months ended September 30, 2007	$9,068.1	—	$4,858.4	—	$4,209.7	—

Components of revenue changes:
Foreign exchange impact	374.5	4.1%	—	—	374.5	8.9%
Acquisitions, net of dispositions	88.9	1.0%	50.2	1.0%	38.7	0.9%
Organic growth	457.0	5.0%	221.9	4.6%	235.1	5.6%

Nine months ended September 30, 2008	$9,988.5	10.1%	$5,130.5	5.6%	$4,858.0	15.4%

The components and percentages are calculated as follows:

  The foreign exchange impact component shown in the table is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $9,614.0 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $9,988.5 million less $9,614.0 million for the Total column in the table).

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

  The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $9,068.1 million for the Total column in the table).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     The components of revenue for the first nine months of 2008 and revenue growth compared to the first nine months of 2007 in our primary geographic markets are summarized below (dollars in millions):

	Revenue	% Growth
United States	$5,130.5	5.6%
Euro Markets	2,217.9	18.1%
United Kingdom	1,026.4	0.0%
Other	1,613.7	23.6%

Total	$9,988.5	10.1%

     As indicated, foreign exchange impacts increased our international revenue by 4.1%, or $374.5 million during the nine months ended September 30, 2008. The most significant impacts resulted from the strengthening during 2008, especially during the first half of the year, when compared to 2007, of the Euro, Canadian Dollar, Japanese Yen and Brazilian Real against the U.S. Dollar offset by strengthening of the U.S. Dollar against the British Pound and Korean Won.

     In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories as summarized below: traditional media advertising, CRM, public relations and specialty communications (dollars in millions).

	Nine Months 2008	% of Revenue	Nine Months 2007	% of Revenue	$ Growth	% Growth
Traditional media advertising	$4,273.2	42.8%	$3,885.1	42.9%	$388.1	10.0%
CRM	3,786.8	37.9%	3,303.5	36.4%	483.3	14.6%
Public relations	962.5	9.6%	933.7	10.3%	28.8	3.1%
Specialty communications	966.0	9.7%	945.8	10.4%	20.2	2.1%

	$9,988.5		$9,068.1		$920.4	10.1%

     Operating Expenses: Our first nine months of 2008 worldwide operating expenses increased $806.7 million, or 10.2%, to $8,747.5 million from $7,940.8 million in the first nine months of 2007, as shown below (dollars in millions):

	Nine Months Ended September 30,
	2008			2007			2008 vs 2007
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Growth	% Growth
Revenue	$9,988.5			$9,068.1			$920.4	10.1%

Operating Expenses:
Salary and service costs	7,148.8	71.6%	81.7%	6,470.8	71.4%	81.5%	678.0	10.5%
Office and general expenses	1,598.7	16.0%	18.3%	1,470.0	16.2%	18.5%	128.7	8.8%

Total Operating Expenses	8,747.5	87.6%		7,940.8	87.6%		806.7	10.2%

Operating Profit	$1,241.0	12.4%		$1,127.3	12.4%		$113.7	10.1%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Because we provide professional services, salary and service costs represent the largest part of our operating expenses. During the first nine months of 2008, we continued to invest in our businesses and their professional personnel. As a percentage of total operating expenses, salary and service costs were 81.7% in the first nine months of 2008 and 81.5% in the first nine months of 2007. These costs are comprised of salary and related costs and direct service costs. Most, or $678.0 million and 84.0%, of the $806.7 million increase in total operating expenses in the first nine months of 2008 resulted from increases in salary and service costs. This increase was attributable to the increase in our revenue in the first nine months of 2008 and the necessary increases in the direct costs required to deliver our services and pursue new business initiatives, including direct salaries, salary related costs and direct service costs, including freelance labor costs and direct administrative costs, such as travel, as well as increased severance costs, partially offset by a reduction in incentive compensation. As a result, salary and service costs as a percentage of revenue increased slightly from 71.4% in the first nine months of 2007 to 71.6% in the first nine months of 2008.

     Office and general expenses represented 18.3% and 18.5% of our operating expenses in the first nine months of 2008 and 2007, respectively. These costs are comprised of office and equipment rents, technology costs and depreciation, amortization of identifiable intangible assets, professional fees and other overhead expenses. As a percentage of revenue, office and general expenses were 16.0% in the first nine months of 2008 and 16.2% in the first nine months of 2007. These costs are less directly linked to changes in our revenues than our salary and service costs. This reduction reflects our efforts to align our costs with business levels on a location-by-location basis. Although they tend to increase as our revenues increase, the rate of increase could be more, or less than the rate of increase in our revenues.

     Net Interest Expense: Our net interest expense decreased in the first nine months of 2008 to $50.4 million, as compared to $59.8 million in the first nine months of 2007. This decrease was related primarily to interest expense savings in the first six months of 2008 associated with decreases in the amortization, in accordance with EITF 96-19, related to supplemental interest payments which were made on our 2032 Notes in prior periods and interest income earned on our foreign cash balances. These savings were partially offset by higher interest expense on our Euro and Yen swaps and additional interest expense due to an increase in our average debt outstanding.

     Income Taxes: Our consolidated effective income tax rate was 33.6% in the first nine months of 2008 which is slightly lower than the rate of 33.9% for the first nine months of 2007.

     Earnings Per Share (EPS): For the foregoing reasons, our net income in the first nine months of 2008 increased $67.4 million, or 10.2%, to $729.3 million from $661.9 million in the first nine months of 2007. Diluted earnings per share increased 15.0% to $2.30 in the first nine months of 2008, as compared to $2.00 in the prior year period. This period-over-period increase resulted from the 10.2% increase in net income for the reasons described above, as well as the impact of the reduction in our weighted average common shares outstanding. This reduction was

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

the result of our purchases throughout 2007 and 2008 of our common stock, net of stock option exercises and shares issued under our employee stock purchase plan.

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

New Accounting Pronouncements

     See Note 11 to our condensed consolidated financial statements for additional information.

Contingent Acquisition Obligations

     Certain of our acquisitions are structured with contingent purchase price obligations, often referred to as earn-outs. We utilize contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period. These payments are not contingent upon future employment. The amount of future contingent purchase price payments that we would be required to pay for prior acquisitions, assuming that the businesses perform over the relevant future periods at their current profit levels, is approximately $303 million as of September 30, 2008. The ultimate amounts payable cannot be predicted with reasonable certainty because they are dependent upon future results of operations of the subject businesses and are subject to changes in foreign currency exchange rates. In accordance with U.S. GAAP, we have not recorded a liability for these items on our balance sheet since the definitive amount is not determinable or distributable. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. Our obligations change from period to period primarily as a result of payments made during the current period, changes in the acquired entities’ performance and changes in foreign currency exchange rates. These differences could be significant. The contingent purchase price obligations as of September 30, 2008, calculated assuming that the acquired businesses perform over the relevant future periods at their current profit levels, are as follows (dollars in millions):

Remainder 2008	2009	2010	2011	Thereafter	Total
$ 20	$ 107	$ 94	$ 41	$ 41	$ 303

     Contingently Redeemable Minority Interests: Owners of interests in the common stock of certain of our subsidiaries or affiliates have the right in certain circumstances to require us to purchase additional ownership interests at fair values as defined in the applicable agreements. The intent of the parties is to approximate fair value at the time of redemption by using a multiple of earnings, which is consistent with generally accepted valuation practices by market participants in our industry.

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

     Historically, we have provided a description and an estimate of the redemption features. Although EITF Topic No. D-98, Classification and Measurement of Redeemable Securities “EITF D-98”) does not specifically address contingently redeemable minority interests, we considered applying it by analogy to the redeemable minority interests in certain of our subsidiaries. Had we applied EITF D-98, we would have reported our minority interests at the higher of their carrying value or their redemption fair value through a direct reduction to shareholders equity with no impact on earnings. Further, had we applied EITF D-98 upon redemption, any prior adjustments to accrete minority interests to their redemption value, had we recorded them, would have been reversed as a direct adjustment to shareholders’ equity with no impact on earnings.

     As a result of an amendment made to EITF D-98 in 2008, we will be required, effective January 1, 2009, to reduce shareholders’ equity by the redemption value of the minority shareholders’ interests. Additionally, changes in the redemption value will be remeasured through shareholders’ equity in future reporting periods with no impact on earnings.

     Assuming that the subsidiaries and affiliates perform over the relevant periods at their current profit levels, the aggregate amount we could be required to pay in future periods is approximately $293 million, $206 million of which relates to obligations that are currently exercisable. If these rights are exercised, there would likely be an increase in our net income as a result of our increased ownership and the reduction of minority interest expense. The ultimate amount payable relating to these transactions will vary because it is primarily dependent on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates. The actual amount that we pay is likely to be different from this estimate and the difference could be significant. The redemption value of the obligations that exist for these agreements as of September 30, 2008, calculated using the assumptions above, are as follows (dollars in millions):

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Currently Exercisable	Not Currently Exercisable	Total
Subsidiary agencies	$164	$86	$250
Affiliated agencies	42	1	43

Total	$206	$87	$293

Liquidity and Capital Resources

     Historically, substantially all of our non-discretionary cash requirements have been funded from operating cash flow and cash on hand. Our principal non-discretionary funding requirement is our working capital. In addition, we have contractual obligations related to our bank debt, senior notes and convertible notes, lease obligations relating to our business operations primarily and certain contingent acquisition obligations related to acquisitions made in prior years.

     Our principal discretionary cash requirements include dividend payments to our shareholders, repurchases of our common stock, payments for strategic acquisitions and capital expenditures. Our discretionary spending is funded from operating cash flow, cash on hand and short-term investments. In addition, in any given year, depending on the level of our discretionary activity, we may use other sources of available funding, such as the liquidation of short-term investments, the issuance of commercial paper, borrowings under our credit facility or accessing the capital markets to finance these activities. The repurchases of our common stock during the third quarter of 2008 are summarized in Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

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

     Liquidity: Our cash and cash equivalents were $530.6 million at September 30, 2008, a decrease of $1,262.6 million from the balance at December 31, 2007. We also had short-term investments of $22.0 million at September 30, 2008, which was lower than our balance at December 31, 2007. At September 30, 2008, our short-term investments did not include any auction rate securities.

     During the first nine months of 2008, we generated $234.4 million of cash from operations as evidenced by changes from our year-end working capital balances. Our discretionary spending during the period was comprised primarily of: repurchases of our common stock, net of proceeds received from employee stock compensation plans of $768.2 million; acquisition payments, including purchases of equity interests in subsidiaries and

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

affiliates, as well as contingent purchase price payments related to acquisitions completed in prior years of $387.8 million; dividend payments of $145.3 million; and capital expenditures of $151.6 million.

     Capital Resources: We have a $2.5 billion credit facility which expires on June 23, 2011. We have the ability to classify outstanding borrowings, if any, under our credit facility as long-term debt when it is our intention to do so. Our credit facility provides credit support for our commercial paper borrowings, as well as providing back-up liquidity in the event any of our convertible notes are put to us. As of September 30, 2008, we had $113.0 million of commercial paper borrowings outstanding.

     Our bank syndicate includes large global banks such as Citibank, JPMorgan Chase, HSBC, ABN Amro, Deutsche, Bank of America, Societe Generale and BBVA. We also include large regional banks in the U.S. such as Wachovia, US Bancorp, Northern Trust, PNC and Wells Fargo. We also include banks that have a major presence in countries where we conduct business such as BNP Paribas in France, Sumitomo in Japan, Fortis in Belgium, Intesa San Paolo in Italy, Scotia in Canada and ANZ in Australia.

     Recently, several banks in our bank syndicate have merged or have announced plans to merge with other global financial institutions. Wachovia, comprising a $100 million commitment, announced plans to merge with Wells Fargo, and Fortis, comprising a $70 million commitment, announced the sale of a majority interest to BNP Paribas. Wells Fargo and BNP Paribas are members of our bank syndicate. During the third quarter and through October 22, 2008, Wachovia and Fortis funded their portion of any advances requested under the credit facility. While the mergers are not yet finalized, the successor entities are required to fund, on a pro rata basis up to their total commitment amount, any advances we may request under the credit facility. In addition, ABN Amro, comprising a $150 million commitment, merged with RBS. RBS was not a member of our bank syndicate prior to the merger with ABN Amro. During the third quarter and through October 22, 2008, RBS funded their portion of any advances requested under the credit facility.

     Credit Markets and Availability of Credit: In funding our day-to-day liquidity, we are a participant in the commercial paper market with a $1.5 billion program. Recent disruptions in the credit markets led to periods of illiquidity in the commercial paper market and higher credit spreads. To mitigate these conditions and to fund our day-to-day liquidity through the quarter, we used our uncommitted lines of credit, reduced the volume and the term of our commercial paper borrowings and borrowed under our credit facility. We reduced our average daily commercial paper borrowings in the last month of the third quarter by more than one third, compared to our average daily borrowings of approximately $245 million for the first eight months of 2008.

     In light of the uncertainty of future economic conditions, we continue to seek to take actions available to us to respond to changing conditions and we will continue to actively manage our discretionary expenditures. We have not repurchased any of our common stock since August 2008 and we do not plan to resume our repurchases until we believe that the credit markets have begun to stabilize.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We will also maintain our efforts to align our costs with business levels on a location-by-location basis and we will continue to monitor the credit worthiness of our clients and the amounts receivable from them. We believe that these actions, plus the availability of our $2.5 billion credit facility are sufficient to fund our working capital needs and our discretionary spending until stability returns to the capital markets. However, we will continue to closely monitor our liquidity and the credit markets. We cannot predict with any certainty the impact to us of any further disruptions in the credit markets.

     Debt: We had short-term borrowings of $177.1 million and $12.0 million, as of September 30, 2008 and December 31, 2007, respectively. At September 30, 2008, these borrowings consisted of bank overdrafts of our international subsidiaries of $64.1 million and $113.0 million of commercial paper borrowings. The bank overdrafts are treated as unsecured loans pursuant to our bank agreements.

     Our outstanding debt and amounts available under our credit facilities as of September 30, 2008 were as follows (dollars in millions):

	Debt Outstanding	Available Credit
Short-term borrowings (due in less than 1 year)	$64.1
Commercial paper issued under
$2.5 billion Revolver due June 23, 2011	113.0	$2,387.0
Senior notes due April 15, 2016	996.3	—
Convertible notes due February 7, 2031	847.0	—
Convertible notes due July 31, 2032	727.0	—
Convertible notes due June 15, 2033	0.1	—
Convertible notes due July 1, 2038	467.4	—
Other debt	19.4	—

Total	$3,234.3	$2,387.0

     The volatility in the capital markets caused an increase in short-term interest rates. We experienced increased spreads for our commercial paper borrowings and the reference rate for borrowings under our credit facility increased during the latter part of the quarter. While we have taken steps to reduce our exposure to rising rates, our short-term borrowing costs have remained high in the early part of the fourth quarter and we believe we will continue to experience increased short-term borrowing costs until stability returns to the capital markets.

     Convertible Notes: In February 2008, we offered to pay a supplemental interest payment of $9.00 per $1,000 principal amount of notes to holders of our 2031 Notes as of February 4, 2008 who did not put their notes back to us. None of the 2031 Notes were put back to us and on February 8, 2008, noteholders were paid a total supplemental interest payment of $7.6 million that will be amortized ratably over a 12-month period to the next put date in accordance with EITF 96-19.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     In June 2008, none of our Zero Yield Convertible Notes due June 15, 2033 and 2038 (“2033 Notes” and “2038 Notes”) were put back to us for repurchase.

     In July 2008, we offered to pay a supplemental interest payment of $25.00 per $1,000 principal amount of notes to holders of our Liquid Yield Option Notes due July 31, 2032 (“2032 Notes”) as of July 31, 2008 and we offered to eliminate Omnicom’s right to redeem the 2032 Notes prior to August 2, 2010, provided that the noteholders deliver a valid consent, agree not to put their notes back to us and waive their rights to contingent cash interest payable from October 31, 2008 through and including August 1, 2010. Substantially all of the noteholders consented to the amendments and all of the 2032 Notes remain outstanding. Noteholders were paid a total supplemental interest payment totaling $18.1 million that will be amortized ratably over a 12-month period to the next put date in accordance with EITF 96-19.

     The holders of our convertible notes have the right on specific dates to cause us to repurchase up to the aggregate principal amount. The next dates on which holders of the 2031 Notes and 2032 Notes can put the notes back to us for cash are February 2009 and July 2009, respectively. The next date on which holders of the 2033 Notes and 2038 Notes can put the notes back to us for cash is June 2010. As we have done on prior occasions, we may offer the holders of our convertible notes a supplemental interest payment or other incentives to induce them not to put the convertible notes to us in advance of a put date. If we were to decide to pay a supplemental interest payment, the amount incurred would be based on a combination of market factors at the time of the applicable put date, including our stock price, short-term interest rates and a factor for credit risk.

     If the convertible notes are put back to us, our interest expense could increase were we to refinance the amount of the notes put to us. The extent, if any, of the increase in interest expense will depend on the portion of the amount repurchased that was refinanced, when we refinance, the type of instrument we use to refinance and the terms of the refinancing.

     The supplemental interest payments described above are one method of keeping the convertible notes outstanding. If we are required to satisfy a put, based on our current financial condition and expectations, we expect to have sufficient available cash and unused credit commitments to fund any put, while having sufficient capacity under these commitments to meet our cash requirements for the normal course of our business operations after the put event.

     Our credit commitments allow either the issuance of commercial paper or bank loans. We would likely fund the put initially using borrowings under our credit facility which extends through June 2011. We would then evaluate all funding alternatives available to us to replenish our credit capacity and liquidity. We believe the funding alternatives would include substantially all forms of debt, equity and convertible instruments available to us by accessing the public or private capital markets. Our evaluation would likely include the expected cash flows from the normal course of our business operations and the credit capacity to fund additional potential puts on the remaining outstanding convertible notes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Currently, we meet all of our debt covenant requirements. Our credit facilities contain financial covenants limiting the ratio of total consolidated indebtedness to total consolidated EBITDA (for purposes of these covenants EBITDA is defined as earnings before interest, taxes, depreciation and amortization) to no more than 3.0 times. At September 30, 2008, our ratio of debt to EBITDA was 1.6 times. In addition, we are required to maintain a minimum ratio of EBITDA to interest expense of at least 5.0 times. At September 30, 2008, our ratio of EBITDA to interest expense was 17.4 times. We were in compliance with these covenants. In addition, the credit facilities do not limit our ability to declare or pay dividends.

     Even if we were to replace the convertible notes with another form of debt on a dollar-for-dollar basis, it would have no impact on either our debt to capital ratios or our debt to EBITDA ratio. If we were to replace our convertible notes with interest-bearing debt at prevailing rates, this potential increase in interest expense would negatively impact our coverage ratios, such as EBITDA to interest expense. However, the coverage ratios applicable to our credit facilities and ratings levels are currently well within the thresholds. If either our ratio of debt to EBITDA increased by 50%, or our ratio of EBITDA to interest expense decreased by 50%, we would still be in compliance with these covenants. Therefore, based on our current coverage ratios, our present expectations of our future operating cash flows and access to our credit facility, as well as expected access to debt and equity capital markets, we believe any increase in interest expense and reduction in coverage ratios would not affect our compliance with our debt covenants. Thus, we do not expect any negative impact on our credit ratings if the convertible notes were put to us.

     Concentration of Credit Risk: We provide marketing and corporate communications services to thousands of clients who operate in nearly every industry sector and in the normal course of business, we grant credit to qualified clients. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 2.5%, and no other client accounted for more than 2.1%, of our consolidated revenue for the quarter ended September 30, 2008. However, during periods of economic downturn, the credit profiles of our clients could change.

     In many of our businesses we purchase media for our clients and act as an agent for a disclosed principal. We enter into contractual commitments with media providers on behalf of our clients at levels that substantially exceed our revenue. These commitments are included in our accounts payable balance when the media services are delivered by the media providers. While operating practices vary by country, in the United States and certain foreign markets many of our contracts with media providers specify that if our client defaults on its payment obligations then we are not liable to the media providers under the legal theory of sequential liability until we have been paid for the media by our client. In other countries, we manage our risk in other ways, including evaluating and monitoring our clients’ credit worthiness and, in many cases, requiring credit insurance, or payment in advance. Further, in cases where we become committed to the media and it becomes apparent that a client may be unable to pay for the media, we have options available to us in the marketplace in addition to those cited above to mitigate the potential loss, including negotiating with media providers. We have not experienced a material loss related to purchases of media on behalf of our clients. However, this risk could increase in a significant economic downturn.

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

     Our 2007 Form 10-K provides a detailed discussion of the market risks affecting our operations. No material change has occurred in our market risks since the disclosure contained in our 2007 Form 10-K. See our discussion regarding current economic conditions in Item 2 -Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Executive Summary and Liquidity and Capital Resources sections.

ITEM 4.	CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, our CEO and CFO concluded that as of September 30, 2008 our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 is appropriate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (c) The following table presents information with respect to purchases of our common stock made during the three months ended September 30, 2008 by us or any of our “affiliated purchasers”.

During the month in 2008:	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July	5,600,000	$42.26	—	—

August	4,525,000	$43.01	—	—

September	150,000	$41.57	—	—

Total	10,275,000	$42.58	—	—

(1)	The shares were purchased in the open market for general corporate purposes.

Item 6. Exhibits

(a) Exhibits

4.1	Fourth Supplemental Indenture to the 2031 Indenture, dated July 10, 2008, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc., and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 99.1 to the Omnicom Group Inc. Current Report on Form 8-K (File No. 1- 10551) dated July 15, 2008).

4.2	Fourth Supplemental Indenture to the 2032 Indenture, dated July 10, 2008, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc., and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 99.2 to the Omnicom Group Inc. Current Report on Form 8-K (File No. 1- 10551) dated July 15, 2008).

4.3	Fifth Supplemental Indenture to the 2032 Indenture, dated August 8, 2008, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc., and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 99.1 to the Omnicom Group Inc. Current Report on Form 8-K (File No. 1- 10551) dated August 14, 2008).

31.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNICOM GROUP INC.

Dated: October 23, 2008	/s/ Randall J. Weisenburger
Randall J. Weisenburger
Executive Vice President
and Chief Financial Officer
(on behalf of Omnicom Group Inc.
and as Principal Financial Officer)