Form 10-K
period 2008-12-31
OMNICOM GROUP INC
filed 2009-02-27
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR FISCAL YEAR ENDED DECEMBER 31, 2008

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

     The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2008 was $14,325,000,000.

     As of February 12, 2009, 310,932,000 shares of Omnicom Common Stock, $.15 par value, were outstanding.

     Certain portions of Omnicom’s definitive proxy statement relating to its annual meeting of shareholders scheduled to be held on May 19, 2009 are incorporated by reference into Part III of this report.

OMNICOM GROUP INC.

ANNUAL REPORT ON FORM 10-K FOR
THE YEAR ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

		Page

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	3
Item 1B.	Unresolved Staff Comments	6
Item 2.	Properties	6
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	7

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities	8
Item 6.	Selected Financial Data	8
Item 7.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	9
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 8.	Financial Statements and Supplementary Data	31
Item 9.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	31
Item 9A.	Controls and Procedures	31
Item 9B.	Other Information	32

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	*
Item 11.	Executive Compensation	*
Item 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	*
Item 13.	Certain Relationships and Related Transactions, and Director Independence	*
Item 14.	Principal Accounting Fees and Services	*

PART IV
Item 15.	Exhibits, Financial Statement Schedules	33
	Index to Financial Statements	33
	Index to Financial Statements Schedules	33
	Exhibits	33
Signatures		37
Management Report on Internal Control Over Financial Reporting		F-1
Report of Independent Registered Public Accounting Firm		F-2
Report of Independent Registered Public Accounting Firm		F-3
Consolidated Financial Statements		F-4
Notes to Consolidated Financial Statements		F-8

*	The information regarding Executive Officers of the Registrant is included in Part I, Item 1, “Business.” Additional information called for by Items 10, 11, 12, 13 and 14, to the extent not included in this document, is incorporated herein by reference to the information to be included under the captions “Corporate Governance,” “Certain Transactions,” “Executive Compensation” and “Stock Ownership” in our definitive proxy statement, which is expected to be filed by April 8, 2009.

FORWARD LOOKING STATEMENTS

     Certain of the statements in this annual report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. These statements relate to future events or future financial performance and involve known and unknown risks and other factors that may cause our actual or our industry’s results, levels of activity or achievement to be materially different from those expressed or implied by any forward-looking statements. These risks and uncertainties, including those resulting from specific factors identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include, but are not limited to, our future financial condition and results of operations, the continuing global economic recession and credit crisis, losses on media purchases on behalf of clients, reductions in client spending and/or a slowdown in client payments, competitive factors, changes in client communication requirements, the hiring and retention of personnel, our ability to attract new clients and retain existing clients, changes in government regulations impacting our advertising and marketing strategies, risks associated with assumptions we make in connection with our critical accounting estimates, legal proceedings, settlements, investigations and claims, and our international operations, which are subject to the risks of currency fluctuations and exchange controls. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are our present expectations. Actual events or results may differ. We undertake no obligation to update or revise any forward-looking statement, except as required by law.

AVAILABLE INFORMATION

     Our internet address is www.omnicomgroup.com where we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission or the “SEC.” Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. Any document that we file with the SEC may also be read and copied at the SEC’s Public Reference Room located at Room 1580, 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our filings are also available at the SEC’s website at http://www.sec.gov and at the offices of the New York Stock Exchange.

PART I

Introduction

     This report is both our 2008 annual report to shareholders and our 2008 annual report on Form 10-K required under the federal securities laws.

     We are a strategic holding company. We provide professional services to clients through multiple agencies operating in all major markets around the world. Our companies provide advertising, marketing and corporate communications services. For simplicity, the terms “Omnicom,” “we,” “our” and “us” each refer to Omnicom Group Inc. and our subsidiaries unless the context indicates otherwise.

Item 1. Business

     Our Business: Omnicom, a strategic holding company, was formed in 1986 by the merger of several leading advertising, marketing and corporate communications companies. We are one of the largest advertising, marketing and corporate communications companies in the world and we operate in a highly competitive industry. The proliferation of media channels, including the rapid development of interactive technologies and mediums, along with their integration within all offerings, has fragmented audiences. These developments make it increasingly more difficult for marketers to reach their target audiences in a cost-effective way, causing them to turn to marketing service providers such as Omnicom for a customized mix of advertising and marketing communications services designed to make the best use of their total marketing expenditures.

     Our agencies, which operate in all major markets around the world, provide a comprehensive range of services which we group into four fundamental disciplines: traditional media advertising; customer relationship management (“CRM”); public relations; and specialty communications. The services included in these categories are:

advertising
brand consultancy
corporate social responsibility consulting
crisis communications
custom publishing
database management
digital and interactive marketing
direct marketing
directory advertising
entertainment marketing
environmental design
experiential marketing
field marketing
financial / corporate business-to-business advertising
graphic arts
healthcare communications
instore design

investor relations
marketing research
media planning and buying
mobile marketing services
multi-cultural marketing
non-profit marketing
organizational communications
package design
product placement
promotional marketing
public affairs
public relations
recruitment communications
reputation consulting
retail marketing
search engine marketing
sports and event marketing

     Although the medium used to reach a given client’s target audience may be different across each of these disciplines, we develop and deliver the marketing message in a similar way by providing client-specific consulting services.

     Our business model was built and continues to evolve around our clients. While our companies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. The fundamental premise of our business is to structure our business offerings and allocate our resources based on the specific requirements of our clients. As clients increase their demands for marketing effectiveness and efficiency, they have tended to consolidate their business with larger, multi-disciplinary agencies or integrated groups of agencies. Accordingly, our business model demands that multiple agencies within Omnicom collaborate in formal and informal virtual networks that cut across internal organizational structures to execute against our clients’ specific marketing requirements. We believe that this organizational philosophy, and our ability to execute it, helps to differentiate us from our competition.

     Our agency networks and our virtual networks provide us with the ability to integrate services across all disciplines. This means that the delivery of these services can, and does, take place across agencies, networks and geographic regions simultaneously.

     Further, for the longer term, we believe that our virtual network strategy facilitates better integration of services required by the demands of the marketplace for advertising and marketing communications services. Our over-arching strategy for our business is to continue to use our virtual networks to grow our business relationships with our clients.

     The various components of our business and material factors that affected us in 2008 are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) of this report. None of our acquisitions in 2008, 2007 or 2006 were material to our consolidated financial position or results of operations. For information concerning our acquisitions, see Note 2 to our consolidated financial statements.

     Geographic Regions and Segments: Our total consolidated revenue is almost evenly divided between U.S. and non-U.S. operations. For financial information concerning domestic and foreign operations and segment reporting, see our MD&A and Note 4 to our consolidated financial statements.

     Our Clients: Consistent with the fundamentals of our business strategy, our agencies serve similar clients, in similar industries, and in many cases the same clients, across a variety of geographic regions and locations. Our clients participate in virtually all industry sectors of the global economy. Furthermore, in many cases, our agencies or networks serve different product groups within the same clients served by other Omnicom agencies or networks. For example, our largest client was served by more than 100 of our agencies in 2008 and represented 2.8% of our 2008 consolidated revenue. No other client accounted for more than 2.1% of our 2008 consolidated revenue. Our top 100 clients were each served, on average, by more than 40 of our agencies in 2008 and collectively represented 47.2% of our 2008 consolidated revenue.

     Our Employees: At December 31, 2008, we employed approximately 68,000 people. We are not party to any significant collective bargaining agreements. The skill-sets of our workforce across our agencies and within each discipline are similar. Common to all is the ability to understand a client’s brand or product, its selling proposition and the ability to develop a unique message to communicate the value of the brand or product to the client’s target audience. Recognizing the importance of this core competency, we have established tailored training and education programs for our service professionals around this competency. See our MD&A for a discussion of the effect of salary and related costs on our historical results of operations.

     Executive Officers of the Registrant: Our executive officers as of February 12, 2009 are:

Name	Position	Age
Bruce Crawford	Chairman	80
John D. Wren	President and Chief Executive Officer	56
Randall J. Weisenburger	Executive Vice President and Chief Financial Officer	50
Michael Birkin	Vice Chairman	50
Peter Mead	Vice Chairman	69
Philip J. Angelastro	Senior Vice President Finance and Controller	44
Charles Brymer	President and Chief Executive Officer of DDB Worldwide	49
Thomas Carroll	President and Chief Executive Officer of TBWA Worldwide	53
Thomas L. Harrison	Chairman and Chief Executive Officer of Diversified Agency Services (“DAS”)	61
Michael J. O’Brien	Senior Vice President, General Counsel and Secretary	47
Andrew Robertson	President and Chief Executive Officer of BBDO Worldwide	48
Daryl D. Simm	Chairman and Chief Executive Officer of Omnicom Media Group (“OMG”)	47

     All of the executive officers have held their present positions at Omnicom for at least five years except as specified below.

     Michael Birkin was appointed Vice Chairman, as well as President and CEO of Omnicom Asia-Pacific, in March 2005. From 1999 to 2005, he served as Worldwide President of DAS.

     Charles Brymer was named President and CEO of DDB Worldwide in April 2006. Formerly, Mr. Brymer was the Chairman and CEO of Interbrand Group, a global brand consultancy firm.

     Thomas Carroll was named Chief Executive Officer of TBWA Worldwide in December 2007, having been made President of TBWA Worldwide in September 2006. From August 2004 until September 2006, Mr. Carroll served as Vice Chairman of TBWA Worldwide. Prior to that, he was President of TBWA Americas.

     Andrew Robertson was named Chief Executive Officer of BBDO Worldwide in May 2004, having been made President of BBDO Worldwide in 2002.

     Daryl Simm was named Chairman and Chief Executive Officer of Omnicom Media Group in November 2005. Mr. Simm previously held the position of President and CEO of OMG.

     Additional information about our directors and executive officers appears under the captions “Corporate Governance,” “Certain Transactions,” “Election of Directors,” “Executive Compensation” and “Stock Ownership” in our definitive proxy statement, which is expected to be filed by April 8, 2009.

Item 1A. Risk Factors

The global economic recession could continue to adversely impact our business and results of operations and financial condition.

     Contractions in the availability of business and consumer credit, a decrease in consumer and business spending, a significant rise in unemployment and other factors have all contributed to a global economic recession. To some extent, every industry sector in most markets around the world has been adversely affected by the current economic conditions. This has led to discretionary reductions in advertising, marketing and corporate communications services spending by both our U.S. and international clients and was a contributing factor to the year-over-year decrease in our revenues in the fourth quarter of 2008.

     We expect that clients’ marketing spending will continue to contract for the near term. If the global economic recession continues, our clients’ businesses could be adversely affected which would likely lead to reductions in client spending. These reductions could adversely affect our business and results of operations and financial condition.

The global credit crisis could adversely impact our financial condition and results of operations.

     The bursting of the housing bubble and the related mortgage defaults that followed ultimately led to a crisis in the credit markets and a contraction in the availability of credit. This crisis has made it more difficult for businesses to meet their capital requirements.

     A continuation of the credit crisis coupled with a prolonged economic recession could lead clients to change their financial relationship with their vendors, including us. If that were to occur, we could require additional capital to fund the changes in our day-to-day working capital requirements. There is no assurance that such additional financing will be available on favorable terms, if at all. This could materially adversely impact our results of operations and financial condition.

     Additionally, in connection with the global credit crisis, several banks in the bank syndicate that supports our $2.5 billion credit facility received capital infusions from their central governments. In the event that a bank in our syndicate were to default on its obligation to fund its commitment under our credit facility or cease to exist and there was no successor entity, the credit facility provides that the remaining banks in the syndicate would only be required to fund advances requested under the credit facility on a pro rata basis up to their total commitment. As a result, the portion of the credit facility provided by the defaulting bank would not be available to us and we could require additional capital. There is no assurance that such additional financing will be available on favorable terms, if at all. This could materially adversely impact our results of operations and financial position.

In a period of severe economic downturn, the risk of a material loss related to purchases of media on behalf of our clients could significantly increase.

     In many of our businesses we purchase media for our clients and act as an agent for a disclosed principal. We enter into contractual commitments with media providers on behalf of our clients at levels that substantially exceed our revenue. These commitments are included in our accounts payable balance when the media services are delivered by the media providers. While operating practices vary by country, media type and media vendor, in the United States and certain foreign markets many of our contracts with media providers specify that if our client defaults on its payment obligations then we are not liable to the media providers under the legal theory of sequential liability until we have been paid for the media by our client. In other countries, we manage our risk in other ways, including evaluating and monitoring our clients’ credit worthiness and, in many cases, requiring credit insurance or payment in advance. Further, in cases where we become committed to the media and it becomes apparent that a client may be unable to pay for the media, options are potentially available to us in the marketplace in addition to those cited above to mitigate the potential loss, including negotiating with media providers. This risk could significantly increase in periods of severe economic downturn. Such a loss could have a material adverse effect on our results of operations and financial condition.

A reduction in client spending and a slowdown in client payments could materially adversely affect our working capital.

     Working capital is a source of cash as we have historically run a negative working capital cycle during the year. This cycle occurs because our businesses incur costs on behalf of our clients, including when we place media and incur production costs. We generally require collection from our clients prior to our payment for the media and production cost obligations.

     The global economic recession could cause a reduction in the volume of client spending or a delay in the time our clients take to pay us which would negatively affect our working capital. Consequently, we could need to obtain additional financing. There is no assurance that such additional financing would be available on favorable terms, if at all. Such circumstances could therefore materially adversely affect our results of operations and financial condition.

Companies periodically review and change their advertising, marketing and corporate communications services business models and relationships. If we are unable to remain competitive or retain key clients, our business and financial results may be materially adversely affected.

     The businesses in which we participate are highly competitive. Key competitive considerations for retaining existing business and winning new business include our ability to develop creative solutions that meet client needs, the quality and effectiveness of the services we offer, and our ability to efficiently serve clients, particularly large international clients, on a broad geographic basis. While many of our client relationships are long-standing, clients put their advertising, marketing and corporate communications services business up for competitive review from time to time. We have won and lost accounts in the past as a result of these reviews. To the extent that we are not able to remain competitive, our revenue may be adversely affected, which could materially adversely affect our results of operations and financial condition.

We received approximately 47% of our revenue from our 100 largest clients in 2008, and the loss of several of these clients could adversely impact our prospects, business and results of operations and financial condition.

     Our clients generally are able to reduce advertising and marketing spending or cancel projects at any time on short notice for any reason. It is possible that our clients could reduce spending in comparison with historical patterns, or they could reduce future spending. A significant reduction in advertising and marketing spending by our largest clients, or the loss of several of our largest clients, if not replaced by new client accounts or an increase in business from existing clients, would adversely affect our revenue and could have a material adverse effect on our results of operations and financial condition.

The success of our acquiring and retaining clients depends on our ability to avoid and manage conflicts of interest arising out of other client relationships and retention of key personnel.

     Our ability to retain existing clients and to attract new clients may, in some cases, be limited by clients’ perceptions of, or policies concerning, conflicts of interest arising out of other client relationships. If we are unable to maintain multiple agencies to manage multiple client relationships and avoid potential conflicts of interests, our business and financial results may be materially adversely affected.

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

     Government agencies and consumer groups directly or indirectly affect or attempt to affect the scope, content and manner of presentation of advertising, marketing and corporate communications services, through regulations or other governmental actions. Any such limitations on the scope of the content of our services could affect our ability to meet our clients’ needs, which could have a material adverse effect on our results of operations and financial condition. In addition, there has been an increasing tendency on the part of businesses to resort to the judicial system to challenge advertising practices. Such claims by businesses or governmental agencies could have a material adverse effect on our results of operations and financial condition in the future.

We are a global service business and face certain risks of doing business abroad, including political instability and exchange controls, which could have a material adverse effect on our results of operations.

     We face the risks normally associated with global services businesses. The operational and financial performance of our businesses are typically tied to overall economic and regional market conditions, competition for client assignments and talented staff, new business wins and losses and the risks associated with extensive international operations. There are risks of doing business abroad, including those of political instability and exchange controls, which do not affect domestic-focused firms. These risks could have a material adverse affect on our results of operations and financial condition. For financial information on our operations by geographic area, see Note 4 to our consolidated financial statements.

We are exposed to risks from operating in developing countries.

     We conduct business in numerous developing countries around the world. The risks associated with conducting business in developing countries can include slower payment of invoices, nationalization, social, political and economic instability and currency repatriation restrictions, among other risks. In addition, commercial laws in many of these countries can be vague, inconsistently administered and retroactively applied. If we are deemed not to be in compliance with applicable laws in developing countries where we conduct business, our prospects, business, financial condition and results of operations in those countries could be harmed, which could then have a material adverse impact on our results of operations and financial condition.

Holders of our convertible notes have the right to cause us to repurchase up to $1.2 billion, in whole or in part, at specified dates in the future.

     In July 2009, $727 million of our 2032 Notes can be put back to us for repurchase. In June 2010, our 2033 and 2038 Notes aggregating $467.5 million can be put to us for repurchase. (See next paragraph regarding our 2031 Notes) If we are required to satisfy one or more puts to repurchase our convertible notes, we expect to have sufficient available cash and unused credit commitments to fund the puts. We also believe that we will still have capacity under our existing credit commitments sufficient to meet our cash requirements for the normal course of our business operations after any put event. However, in the event that our existing credit commitments or our cash flow from operations were to decrease, we might need to seek additional funding alternatives. There is no assurance that such additional financing would be available on favorable terms, if at all.

     On February 9, 2009, holders of $841.2 million aggregate principal amount of our 2031 Notes had put their notes to us for purchase at par. We borrowed $814.4 million under our credit facility and received $26.8 million from unaffiliated equity investors in a partnership we control to fund the purchase of the 2031 Notes. We purchased and retired $295.2 million aggregate principal amount of the 2031 Notes that had been put. The partnership, formed for the purpose of buying the 2031 Notes, used a portion of our credit facility borrowings and the contributed equity to purchase the remaining $546.0 million aggregate principal amount of the 2031 Notes that were put. The partnership purchased the 2031 Notes intending to sell such notes back into the marketplace over the next 12 months if market conditions permit.

Downgrades of our debt credit ratings could adversely affect us.

     Standard and Poor’s Rating Service currently rates our long-term debt A-, Moody’s Investors Service rates our long-term debt Baa1 and Fitch Ratings rates our long-term debt A-. Our short-term debt ratings are A2, P2 and F2 by the respective agencies. Our outstanding senior notes, convertible notes and existing bank credit facility do not contain provisions that require acceleration of cash payment upon a downgrade. The interest rates and fees on our bank credit facility, however, would increase if our long-term debt credit rating is downgraded.

Additionally, our access to the capital markets could be adversely affected by adverse changes to the short- or long-term debt credit ratings assigned to us by independent rating agencies. Furthermore, the 2031, 2032, 2033 and 2038 Notes are convertible at specified ratios if, in the case of the 2031 Notes and the 2032 Notes, our long-term debt credit ratings are downgraded to BBB or lower by Standard & Poor’s Ratings Service, or Baa3 or lower by Moody’s Investors Service or in the case of the 2033 and 2038 Notes to BBB- or lower by S&P, and Ba1 or lower by Moody’s. These events would not, however, result in an adjustment of the number of shares issuable upon conversion and would not accelerate the holder’s right to cause us to repurchase the notes.

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

Goodwill may become impaired.

     In accordance with U.S. generally accepted accounting principles (“US GAAP” or “GAAP”), we have recorded a significant amount of goodwill in our consolidated financial statements resulting from our acquisition activities, which principally represents the specialized know-how of the workforce at the agencies we have acquired. We annually test the carrying value of goodwill for impairment, as discussed in Note 1 to our consolidated financial statements. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. While we have concluded, for each year presented in our financial statements included in this report, that our goodwill is not impaired, future events could cause us to conclude that the asset values associated with a given operation may become impaired. Any resulting impairment loss could materially adversely affect our results of operations and financial condition.

Item 1B. Unresolved Staff Comments

     None.

Item 2. Properties

     We maintain office space in many major cities around the world. The facility requirements of our agencies are similar across geographic regions and disciplines and we believe that our facilities are in suitable and well-maintained condition for our current operations. Our facilities are primarily used for office and administrative purposes by our employees in performing professional services. Our principal corporate offices are at 437 Madison Avenue, New York, New York and One East Weaver Street, Greenwich, Connecticut. We also maintain executive offices in London, England; Shanghai, China; and Tokyo, Japan.

     Substantially all of our office space is leased from third parties with varying expiration dates ranging from one to 17 years. Certain of our leases are subject to rent reviews or contain various escalation clauses and certain of our leases require us to pay various operating expenses, which may also be subject to escalation. Leases are generally denominated in the local currency of the operating entity. Our consolidated office rent expense was $386.9 million in 2008, $384.7 million in 2007 and $351.9 million in 2006, after reduction for rents received from subleases of $22.8 million, $22.4 million and $22.3 million, respectively.

     Our obligations for future minimum base rents under terms of non-cancelable real estate leases reduced by rents receivable from non-cancelable subleases are (dollars in millions):

Net Rent
2009	$363.5
2010	321.1
2011	264.0
2012	225.7
2013	183.9
Thereafter	667.1

     See Note 11 to our consolidated financial statements for a discussion of our lease commitments and our MD&A for the impact of leases on our operating expenses.

Item 3. Legal Proceedings

     Beginning on June 13, 2002, several putative class actions were filed against us and certain senior executives in the United States District Court for the Southern District of New York. The actions have since been consolidated under the caption In re Omnicom Group Inc. Securities Litigation, No. 02-CV-4483 (RCC), on behalf of a proposed class of purchasers of our common stock between February 20, 2001 and June 11, 2002. The consolidated complaint alleges, among other things, that our public filings and other public statements during that period contained false and misleading statements or omitted to state material information relating to (1) our calculation of the organic growth component of period-to-period revenue growth, (2) our valuation of and accounting for certain internet investments made by our Communicade Group (“Communicade”), which we contributed to Seneca Investments LLC (“Seneca”) in 2001, and (3) the existence and amount of certain contingent future obligations in respect of acquisitions. The complaint seeks an unspecified amount of compensatory damages plus costs and attorneys’ fees. Defendants moved to dismiss the complaint and on March 28, 2005, the court dismissed portions (1) and (3) of the complaint detailed above. The court’s decision denying the defendants’ motion to dismiss the remainder of the complaint did not address the ultimate merits of the case, but only the sufficiency of the pleading. Defendants have answered the complaint. Discovery concluded in the second quarter of 2007. On April 30, 2007, the court granted plaintiff’s motion for class certification, certifying the class proposed by plaintiffs. In the third quarter of 2007 defendants filed a motion for summary judgment on plaintiff’s remaining claim. On January 28, 2008, the court granted defendants’ motion in its entirety, dismissing all claims and directing the court to close the case. On February 4, 2008, the plaintiffs filed a notice of intent to appeal that decision to the United States Court of Appeals for the Second Circuit. The appeal has been fully briefed. The parties await a date for oral argument before the Court of Appeals. The defendants continue to believe that the allegations against them are baseless and intend to vigorously oppose plaintiff’s appeal.

     In addition, on June 28, 2002, a derivative action was filed on behalf of Omnicom in New York state court. On February 18, 2005, a second shareholder derivative action, again purportedly brought on behalf of the Company, was filed in New York state court. The derivative actions have been consolidated before one New York State Justice and the plaintiffs have filed an amended consolidated complaint. The consolidated derivative complaint questions the business judgment of certain current and former directors of Omnicom, by challenging, among other things, the valuation of and accounting for the internet investments made by Communicade and the contribution of those investments to Seneca. The consolidated complaint alleges that the defendants breached their fiduciary duties of good faith. The lawsuit seeks from the directors the amount of profits received from selling Omnicom stock and other unspecified damages to be paid to the Company, as well as costs and attorneys’ fees. The defendants moved to dismiss the derivative complaint on the procedural ground that plaintiffs had failed to make a demand on the board. On June 27, 2006, the trial court entered a decision denying the motion to dismiss. The decision did not address the merits of the allegations, but rather accepted the allegations as true for the purposes of the motion (as the Court was required to do) and excused plaintiffs from making a demand on the board. In the first quarter of 2007, defendants appealed the trial court’s decision. On September 25, 2007, the New York Supreme Court, Appellate Division, First Department issued a decision reversing the trial court and dismissing the derivative claims. Plaintiffs served defendants with a motion seeking reargument of the appeal or, in the alternative, permission to appeal the decision to the Court of Appeals, New York’s highest court. On January 31, 2008, the court denied the plaintiff’s motion. We believe the matter is concluded.

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

Item 4. Submission of Matters to a Vote of Security Holders

     Our annual shareholders’ meeting has historically been held in the second quarter of the year. No matters were submitted to a vote of our shareholders during the last quarter of 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our common shares are listed on the New York Stock Exchange under the symbol “OMC.” On February 12, 2009, we had 2,951 holders of record of our common shares. On June 25, 2007, pursuant to a two-for-one stock split which was effected in the form of a 100% stock dividend, each shareholder received one additional share of Omnicom Group Inc. common stock for each share held on June 6, 2007. In connection with the stock split, quarterly high and low common share sales prices, dividends paid, dividends declared, all prior period earnings per share data, share amounts and other per share data have been adjusted to reflect the stock split in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings per Share.

     The table below shows the range of quarterly high and low sales prices reported on the New York Stock Exchange Composite Tape for our common shares and the dividends paid per share for these periods.

Period	High	Low	Dividends Paid Per Share
2007
First Quarter	$53.45	$50.29	$0.125
Second Quarter	54.68	50.56	0.125
Third Quarter	55.45	47.41	0.150
Fourth Quarter	53.07	45.82	0.150

2008
First Quarter	$47.96	$40.86	$0.150
Second Quarter	50.16	43.74	0.150
Third Quarter	45.00	37.23	0.150
Fourth Quarter	38.42	22.02	0.150

     During the three months ended December 31, 2008, there were no purchases of our common stock by us or any of our “affiliated purchasers.”

Item 6. Selected Financial Data

     The following selected financial data should be read in conjunction with our consolidated financial statements and related notes that begin on page F-1 of this report, as well as our MD&A.

	(Dollars in millions, except per share amounts)
For the years ended December 31:	2008	2007	2006	2005	2004
Revenue	$13,359.9	$12,694.0	$11,376.9	$10,481.1	$ 9,747.2
Operating Profit	1,689.4	1,659.1	1,483.5	1,339.8	1,215.4
Net Income	1,000.3	975.7	864.0	790.7	723.5
Net Income Per Common Share:
Basic	3.20	2.99	2.52	2.19	1.95
Diluted	3.17	2.95	2.50	2.18	1.94
Dividends Declared Per
Common Share	0.600	0.575	0.500	0.4625	0.450

	(Dollars in millions, except per share amounts)
As of December 31:	2008	2007	2006	2005	2004
Cash, cash equivalents and
short-term investments	$ 1,112.4	$ 1,841.0	$ 1,928.8	$ 1,209.9	$ 1,739.6
Total Assets	17,318.4	19,271.7	17,804.7	15,919.9	16,002.4
Long-Term Obligations:
Long-term debt	1,012.8	1,013.2	1,013.2	18.2	19.1
Convertible debt	2,041.5	2,041.5	2,041.5	2,339.3	2,339.3
Other long-term liabilities	444.4	481.2	305.8	298.4	309.1

     On June 25, 2007, pursuant to a two-for-one stock split which was effected in the form of a 100% stock dividend, each shareholder received one additional share of Omnicom Group Inc. common stock for each share held on June 6, 2007. In connection with the stock split, dividends declared and all prior period earnings per share data have been adjusted to reflect the stock split in accordance with SFAS No. 128, Earnings per Share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

     We are a strategic holding company. We provide professional services to clients through multiple agencies around the world. On a global, pan-regional and local basis, our agencies provide these services in the following disciplines: traditional media advertising, CRM, public relations and specialty communications. Our business model was built and continues to evolve around our clients. While our companies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. The fundamental premise of our business is that our clients’ specific requirements should be the central focus in how we structure our business offerings and allocate our resources. This client-centric business model results in multiple agencies collaborating in formal and informal virtual networks that cut across internal organizational structures to deliver consistent brand messages for a specific client and execute against each of our client’s specific marketing requirements. We continually seek to grow our business with our existing clients by maintaining our client-centric approach, as well as expanding our existing business relationships into new markets and with new clients. In addition, we pursue selective acquisitions of complementary companies with strong, entrepreneurial management teams that typically either currently serve or have the ability to serve our existing client base.

     In recent years, certain business trends have affected our business and our industry. These trends include our clients increasingly expanding the focus of their brand strategies from national markets to pan-regional and global markets and integrating traditional and non-traditional marketing channels, as well as utilizing interactive technologies and new media outlets. Additionally, in an effort to gain greater efficiency and effectiveness from their total marketing budgets, clients are increasingly requiring greater coordination of marketing activities and concentrating these activities with a smaller number of service providers. We believe these trends have benefitted our business in the past and, over the long term, will continue to provide a competitive advantage to us.

     Contractions in the availability of business and consumer credit, a decrease in consumer spending, a significant rise in unemployment and other factors have all led to increasingly volatile capital markets over the course of 2008. During recent months, the financial services, automotive and other sectors of the global economy have come under increased pressure, resulting in, among other consequences, extraordinarily difficult conditions in the capital and credit markets and a global economic recession that has negatively impacted our clients’ spending on the services that our agencies provide.

     As one of the world’s leading advertising, marketing and corporate communications companies, we operate in all major markets of the global economy. We have a large and diverse client base. Our largest client represented 2.8% or our consolidated revenue for the year ended December 31, 2008 and no other client accounted for more than 2.1% of our consolidated revenue for the year ended December 31, 2008. Our top 100 clients accounted for 47.2% of our consolidated revenue for the year ended December 31, 2008. Our business is spread across a significant number of industry sectors with no one industry comprising more than 15% of revenue from our 1,000 largest clients for the year ended December 31, 2008. Although our revenues are generally balanced between the U.S. and international markets and we have a large and diverse client base, we are not immune to global economic conditions.

     During the second half of 2008, we experienced a decline in the rate of growth of our revenue compared to the second half of 2007 and, due to rapidly changing economic conditions, we have less visibility than we historically have had regarding client spending plans in the near term. During previous periods of economic downturn, our industry experienced slower growth rates and industry-wide margin contractions. Accordingly, in the fourth quarter of 2008, in response to reductions in client spending, we took action to reduce our salary and service costs by reducing incentive compensation and through actions to limit our discretionary spending. Additionally, in anticipation of reductions in client spending in 2009, we reduced our work force in the fourth quarter of 2008 and we incurred expenses related to severance benefits. Continued economic uncertainty and reductions in consumer spending may result in further reductions in client spending levels that could adversely affect our results of operations and financial condition. We intend to continue to closely monitor economic conditions, client spending and other factors, and in response, will take actions available to us to reduce costs, manage working capital and conserve cash. In the current economic environment, there can be no assurance as to the effects of future economic circumstances, client spending patterns, client credit worthiness and other developments on us and whether and to what extent our efforts to respond to them will be effective.

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

     In recent years, our revenue has been divided almost evenly between domestic and international operations. In 2008, our overall revenue growth was 5.2%, of which 1.3% was related to changes in foreign exchange rates and 1.0% was related to the acquisition of entities, net of entities disposed. The remainder, 2.9%, was organic growth.

     In 2008, traditional media advertising represented about 43% of our total revenue and grew by 4.9% over the prior year. CRM represented about 38% of the total revenue and grew by 9.5% over the previous year. Public relations represented about 9.5% of the total revenue and decreased by 0.4% from the prior year, and specialty communications represented about 9.5% of total revenue and decreased by 2.7% from the prior year.

     We measure operating expenses in two distinct cost categories: salary and service costs, and office and general expenses. Salary and service costs are primarily comprised of employee compensation related costs. Office and general expenses are primarily comprised of rent and occupancy costs, technology related costs and depreciation and amortization. Each of our agencies requires service professionals with a skill set that is common across our disciplines. At the core of this skill set is the ability to understand a client’s brand and its selling proposition, and the ability to develop a unique message to communicate the value of the brand to the client’s target audience. The facility requirements of our agencies are similar across geographic regions and disciplines, and their technology requirements are generally limited to personal computers, servers and off-the-shelf software.

     Because we are a service business, we monitor salary and service costs and office and general costs as a percentage of revenue. Salary and service costs tend to fluctuate in conjunction with changes in revenue. Office and general expenses, which are not directly related to servicing clients, are less directly linked to changes in our revenues than salary and service costs. These costs tend to increase as revenue increases; however, the rate of increase in these expenses could be more or less than the rate of increase in our revenues. During 2008, salary and service costs increased slightly to 71.6% of revenue versus 71.0% of revenue in 2007. The increase in salary and service costs as a percentage of revenue is primarily attributable to recording severance benefits in the fourth quarter of 2008 that were $55 million greater than the amount recorded in the comparable period in 2007. We recorded these severance benefits as a result of reducing our work force in anticipation of reductions in client spending in 2009. Office and general expenses decreased slightly during 2008 to 15.8% of revenue from 16.0% in 2007.

     Our net income for 2008 increased by 2.5% to $1,000.3 million from $975.7 million in 2007 and our diluted EPS increased by 7.5% to $3.17 from $2.95 in the prior year for the reasons described above, as well as the impact of the reduction in our weighted average shares outstanding for the year. This reduction was the result of our purchases through 2007 and the first eight months of 2008 of treasury shares net of option exercises and share issuances under our employee stock purchase plan.

Critical Accounting Policies and New Accounting Pronouncements

Critical Accounting Policies

     We have prepared the following summary of our critical accounting policies to assist the reader in better understanding our financial statements and the related MD&A. We believe that the following policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. Readers are encouraged to consider this summary together with our consolidated financial statements and the related notes, including our discussion in Note 1 setting forth our accounting policies in greater detail, for a more complete understanding of critical accounting policies discussed below.

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

     A fair value approach is used in testing goodwill for impairment under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) and when evaluating cost-method investments, which consist of ownership interests in non-public companies, to determine if an other-than-temporary impairment has occurred. We consider and use several comparable market participant measurements to determine fair value, including consideration of similar and recent transactions and, when available and as appropriate, we use comparative market multiples. We also use a discounted expected cash flow methodology. Numerous estimates and assumptions have to be made when completing a discounted expected cash flow valuation, including estimates and assumptions regarding interest rates, appropriate discount rates and capital structure. Additionally, estimates must be made regarding revenue growth, operating margins, tax rates, working capital requirements and capital expenditures. Judgment is required when determining fair value, including when we evaluate the applicability of similar and recent transactions, and when determining the appropriate comparative market multiples to be used. Actual results of operations, cash flows and other factors used in a discounted expected cash flow valuation will likely differ from the estimates used and it is possible that differences could be material. Additional information about impairment testing under SFAS 142 and valuation of cost-method investments appears in Note 1 to our consolidated financial statements.

     A fair value approach is used in determining the award value of share-based employee compensation in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). We utilize the Black-Scholes option valuation model to determine the fair value of option awards. This valuation model uses several assumptions and estimates such as expected life, rate of risk free interest, volatility and dividend yield. If different assumptions and estimates were used to determine the fair value, our actual results of operations and cash flows would likely differ from the estimates used and it is possible that differences and changes could be material. Additional information about these assumptions and estimates appears in Note 7 to our consolidated financial statements.

     Acquisitions and Goodwill: We have historically made and expect to continue to make selective acquisitions. In making acquisitions, the price we pay is determined by various factors, including specialized know-how, reputation, competitive position, geographic coverage and service offerings, as well as our experience and judgment. The amount we paid for acquisitions, including cash and assumption of net liabilities, totaled $492.2 million in 2008 and $378.3 million in 2007. Approximately 36% and 42%, respectively, of these amounts related to contingent purchase price obligations, sometimes referred to as earn-outs, paid during the respective year related to acquisitions previously completed.

     A summary of our contingent purchase price obligations and obligations to purchase additional interests in certain subsidiary and affiliate companies is set forth in the “Liquidity and Capital Resources” section of this MD&A. The amount of contingent purchase price obligations and obligations to purchase additional interests in certain subsidiary and affiliate companies are based on future performance. Contingent purchase price obligations, for acquisitions completed prior to January 1, 2009 are accrued, in accordance with GAAP, when the contingency is resolved and payment is certain.

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

The majority of the value of the identifiable intangible assets that we acquire is derived from customer relationships, including the related customer contracts. When making the necessary valuation assumptions of these identified intangible assets, we typically use an income approach and consider comparable market participant measurements. The expected benefits of our acquisitions are typically shared across multiple agencies as they work together to integrate the acquired agency into our client service strategy.

     We evaluate goodwill for impairment annually during the second quarter of the year. In accordance with paragraph 30 of SFAS 142, we identified our regional reporting units as components of our operating segments, which are our five agency networks. The regional reporting units of each agency network are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our client-centric strategy for delivering services to clients in their regions. We then concluded that for each of our operating segments, their regional reporting units had similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in paragraph 17 of SFAS No.131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), and the guidance set forth in EITF D-101: Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142. Consistent with the fundamentals of our business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics, as the main economic components of each agency are the salary and service costs associated with providing professional services, the office and general costs associated with office space and occupancy, and the provision of technology requirements which are generally limited to personal computers, servers and off-the-shelf software. Finally, the expected benefits of our acquisitions are typically shared across multiple agencies and regions as they work together to integrate the acquired agency into our client service strategy. Based on the results of our impairment testing, we concluded that the fair value of our reporting units exceeded their book value and therefore, our goodwill was not impaired.

     Additional information about acquisitions and goodwill appears in Notes 1 and 2 to our consolidated financial statements.

     Changes in Accounting for Acquisitions: In December 2007, the FASB issued SFAS 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will be effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited and SFAS 141R will apply to business combinations entered into after January 1, 2009. We will adopt SFAS 141R on January 1, 2009. SFAS 141R will require, among other things that: the acquirer record 100% of the assets acquired and liabilities assumed even when less than 100% of the target is acquired; all transaction costs be expensed as incurred; and, a liability for contingent purchase price obligations (earn-outs), if any, be recorded at the acquisition date and remeasured at fair value and included in earnings in each subsequent reporting period.

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

     More specifically, in compliance with Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements (“SAB 101”), as updated by SAB 104, Revenue Recognition (“SAB 104”), our policy requires the following key elements to be satisfied prior to recognizing revenue: persuasive evidence of an arrangement must exist; the sales price must be fixed or determinable; delivery, performance and acceptance must be in accordance with the client arrangement; and collection is reasonably assured.

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

     Employee Share-Based Compensation: On January 1, 2006, we adopted SFAS 123R. Our outstanding share-based compensation awards are principally stock options and restricted stock. In accordance with SFAS 123R, because our awards are share settled, we record employee share-based compensation at fair value on the date of grant. On January 1, 2004, we elected to adopt SFAS 123, as amended by (SFAS No. 148, Accounting, for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”) and, as provided by SFAS 148, we elected to apply it retroactively. Accordingly, our Net Income for all years presented includes a compensation charge for the grant date fair value of all share-based compensation awards in the respective year the award was earned.

     As a result of our election in 2004 to adopt SFAS 123, as amended by SFAS 148, the adoption of SFAS 123R in 2006 did not have a significant effect on our financial statements. SFAS 123R requires, among other things, that we record share-based compensation net of an estimate for awards that are expected to be forfeited. On January 1, 2006, we recorded an increase to our Operating Income and Net Income of $3.6 million and $2.0 million, respectively, as a result of the cumulative effect of this change in accounting for forfeitures. However, because this adjustment was not significant, we did not present it on an after-tax basis as a cumulative effect of an accounting change on our income statement.

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

     Pre-tax share-based employee compensation expense for the years ended December 31, 2008, 2007 and 2006, was $59.3 million, $68.7 million and $71.1 million, respectively. Information about our specific awards and stock plans can be found in Note 7 to our consolidated financial statements.

     Additional information regarding the changes required by SFAS 123R and its impact on our financial statements can be found in Notes 1 and 7 to our consolidated financial statements.

New Accounting Pronouncements

     In addition to those discussed previously, additional information regarding new accounting pronouncements can also be found in Note 14 to our consolidated financial statements. Note 1 to our consolidated financial statements also includes a summary of our significant accounting policies.

Financial Results from Operations — 2008 Compared with 2007

	Year Ended December 31, (Dollars in millions, except per share amounts)
	2008	2007
Revenue	$13,359.9	$12,694.0
Operating Expenses:
Salary and service costs	9,560.2	9,008.2
Office and general expenses	2,110.3	2,026.7

	11,670.5	11,034.9

Operating Profit	1,689.4	1,659.1
Net Interest Expense:
Interest expense	124.6	106.9
Interest income	(50.3)	(32.9)

	74.3	74.0

Income Before Income Taxes	1,615.1	1,585.1
Income Taxes	542.7	536.9
Equity in Earnings of Affiliates	42.0	38.4
Minority Interests	(114.1)	(110.9)

Net Income	$1,000.3	$975.7

Net Income Per Common Share:
Basic	$3.20	$2.99
Diluted	3.17	2.95
Dividends Declared Per Common Share	$0.600	$0.575

     The following analysis gives further details and insight into our 2008 financial performance.

     Revenue: When comparing performance between years, we discuss non-GAAP financial measures such as the impact that foreign currency rate changes, acquisitions/dispositions and organic growth have on reported revenue. We derive significant revenue from international operations and year-over-year changes in foreign currency rates impact our reported results. Our reported results are also impacted by our acquisition and disposition activity and organic growth. Accordingly, we provide this information to supplement the discussion of changes in revenue period-to-period.

     Our 2008 consolidated worldwide revenue increased 5.2% to $13,359.9 million from $12,694.0 million in 2007. The effect of foreign exchange impacts increased worldwide revenue by $163.9 million. Acquisitions, net of dispositions, increased 2008 worldwide revenue by $128.1 million and organic growth increased worldwide revenue by $373.9 million. The components of total 2008 revenue growth in the U.S. (“domestic”) and the remainder of the world (“international”) are summarized below (dollars in millions):

	Total		Domestic		International
	$	%	$	%	$	%

December 31, 2007	$12,694.0	—	$6,704.2	—	$5,989.8	—
Components of revenue changes:
Foreign exchange impact	163.9	1.3%	—	—	163.9	2.7%
Acquisitions, net of dispositions	128.1	1.0%	70.3	1.1%	57.8	1.0%
Organic	373.9	2.9%	115.5	1.7%	258.4	4.3%

December 31, 2008	$13,359.9	5.2%	$6,890.0	2.8%	$6,469.9	8.0%

     Our fourth quarter 2008 consolidated worldwide revenue decreased 7.0% to $3,371.3 million from $3,626.0 million in the fourth quarter of 2007. The effect of foreign exchange impacts decreased worldwide revenue by $210.7 million. Acquisitions, net of dispositions, increased fourth quarter 2008 worldwide revenue by $39.2 million and organic growth decreased worldwide revenue by $83.2 million. The components of total fourth quarter 2008 revenue in the U.S. (“domestic”) and the remainder of the world (“international”) are summarized below (dollars in millions):

	Total		Domestic		International
	$	%	$	%	$	%

December 31, 2007	$3,626.0	—	$1,845.9	—	$1,780.1	—
Components of revenue changes:
Foreign exchange impact	(210.7)	(5.8)%	—	—	(210.7)	(11.8)%
Acquisitions, net of dispositions	39.2	1.1%	20.0	1.1%	19.2	1.0%
Organic	(83.2)	(2.3)%	(106.4)	(5.8)%	23.2	1.3%

December 31, 2008	$3,371.3	(7.0)%	$1,759.5	(4.7)%	$1,611.8	(9.5)%

     During the second half of 2008, we experienced a decline in the rate of growth of our revenue compared to the second half of 2007 and, due to the rapidly changing economic conditions, we have less visibility than we historically have had regarding client spending plans in the near term. Client spending began to contract in the last half of 2008 and the contraction accelerated in the fourth quarter of 2008. The decline was broad-based across all industry segments and geographic areas. Continued economic uncertainty and reductions in consumer spending may result in further reductions in client spending levels that could adversely affect our results of operations and financial condition.

The components and percentages are calculated as follows:

  The foreign exchange impact component shown in the table is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $13,196.0 million and $3,582.0 million for the Total column in the table for the year and quarter, respectively). The foreign exchange impact equals the difference between the current period revenue in U.S. Dollars and the current period revenue in constant currency (in this case $13,359.9 million less $13,196.0 million and $3,371.3 million less $3,582.0 million for the Total column in the table for the year and quarter, respectively).

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

  The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $12,694.0 million and $3,626.0 million for the Total column in the table for the year and quarter, respectively).

     The components of 2008 revenue and revenue growth for the full year and fourth quarter in our primary geographic markets are summarized and discussed below (dollars in millions):

	2008 Compared to 2007		Q4 2008 Compared to Q4 2007
	Revenue	% Growth	Revenue	% Growth
United States	$ 6,890.0	2.8%	$1,759.5	(4.7)%
Euro Markets	2,985.6	10.2%	767.6	(7.6)%
United Kingdom	1,325.4	(4.9)%	298.9	(18.7)%
Other	2,158.9	14.5%	545.3	(6.2)%

Total	$13,359.9	5.2%	$3,371.3	(7.0)%

     For the full year 2008, foreign exchange impacts increased our international revenue by $163.9 million. The most significant impacts resulted from the strengthening, especially during the first half of the year, of the Euro, Japanese Yen and Brazilian Real against the U.S. Dollar, which was offset primarily by the decline of the

British Pound and Korean Won against the U.S. Dollar. Beginning in the third quarter of 2008 and especially during the last four months of the year, the U.S. Dollar strengthened against most other major currencies. However, the foreign exchange impact for the year was still positive.

     For the fourth quarter of 2008, foreign exchange impacts decreased our international revenue by $210.7 million. The most significant impacts resulted from the strengthening of the U.S. Dollar against the British Pound, Euro, Brazilian Real, Australian Dollar, and Korean Won, which was offset slightly by the weakening of the U.S. Dollar against the Japanese Yen.

     Assuming exchange rates at January 30, 2009 remain unchanged, we expect foreign exchange impacts to decrease our full-year 2009 consolidated revenue by between 6.5% and 7.5%.

     Additional geographic information relating to our business is contained in Note 4 to our consolidated financial statements.

     Due to a variety of factors, in the normal course, our agencies both gain and lose business from clients each year. The net result in 2008 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with our largest clients. Revenue from our single largest client represented 2.8% of our worldwide revenue in both 2008 and 2007. No other client represented more than 2.1% in 2008 or more than 2.4% in 2007. Our ten largest and 100 largest clients represented 16.7% and 47.4% of our 2008 worldwide revenue, respectively, and 16.7% and 46.2% of our 2007 worldwide revenue, respectively.

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

	Year Ended December 31, (Dollars in millions)
	2008		2007		2008 vs 2007
	Revenue	% of Revenue	Revenue	% of Revenue	$ Growth	% Growth
Traditional media advertising	$ 5,731.8	42.9%	$ 5,463.7	43.0%	$268.1	4.9%
CRM	5,084.9	38.1%	4,645.7	36.6%	439.2	9.5%
Public relations	1,267.4	9.5%	1,273.1	10.0%	(5.7)	(0.4)%
Specialty communications	1,275.8	9.5%	1,311.5	10.4%	(35.7)	(2.7)%

	$13,359.9		$12,694.0		$665.9	5.2%

     Operating Expenses: Our 2008 worldwide operating expenses increased $635.6 million, or 5.8%, to $11,670.5 million from $11,034.9 million in 2007, as shown below.

	Year Ended December 31, (Dollars in millions)
	2008			2007			2008 vs 2007
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Growth	% Growth
Revenue	$13,359.9			$12,694.0			$665.9	5.2%
Operating Expenses:
Salary and service costs	9,560.2	71.6%	81.9%	9,008.2	71.0%	81.6%	552.0	6.1%
Office and general expenses	2,110.3	15.8%	18.1%	2,026.7	16.0%	18.4%	83.6	4.1%

Total Operating Expenses	11,670.5	87.4%		11,034.9	86.9%		635.6	5.8%

Operating Profit	$1,689.4	12.6%		$1,659.1	13.1%		$30.3	1.8%

     Because we provide professional services, salary and service costs represent the largest part of our operating expenses. As a percentage of total operating expenses, salary and service costs were 81.9% in 2008 and 81.6% in 2007. These costs are comprised of salary and related costs and direct service costs. Salary and service costs accounted for $552.0 million of the $635.6 million increase in total operating expenses. During the first nine months of 2008, salary and service costs as a percentage of revenue increased slightly compared to the same period in 2007. However, given the reduction of revenue that occurred in the fourth quarter of 2008 compared to the fourth quarter of 2007, we took actions to reduce incentive compensation and our discretionary spending. As a result of taking these actions the ratio of salary and service costs as a percentage of revenue for the full year 2008 would have been similar to that of 2007; however, we reduced our work force in the fourth quarter of 2008 in anticipation of reductions in client spending in 2009 and we incurred expenses related to severance benefits that were $51 million greater than similar costs incurred in the fourth quarter of 2007. As a result of these incremental severance costs, salary and service costs as a percentage of revenue increased to 71.6% for the full year of 2008 compared to 71.0% in 2007.

     Office and general expenses represented 18.1% and 18.4% of our operating expenses in 2008 and 2007, respectively. These costs are comprised of office and equipment rents, technology costs and depreciation, amortization of identifiable intangible assets, professional fees and other overhead expenses. As a percentage of revenue, office and general expenses decreased marginally in 2008 from 16.0% to 15.8%. These costs are less directly linked to changes in our revenues than our salary and service costs. Although they tend to increase as our revenues increase, the rate of increase could be more or less than the rate of increase in our revenues.

     Net Interest Expense: Our net interest expense increased slightly by $0.3 million in 2008 to $74.3 million, as compared to $74.0 million in 2007. Our gross interest expense increased by $17.7 million to $124.6 million. The increase was primarily due to higher interest expense on our Euro and Yen denominated swaps, which were terminated in the second half of 2008, and additional interest expense due to an increase in our average debt outstanding, partially offset by interest expense savings in 2008 associated with a decrease in the amortization (in accordance with EITF No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”) of supplemental interest payments that were made on our Zero Coupon Zero Yield Convertible Notes due 2032 and 2038 (“2032 Notes” and “2038 Notes”) in prior periods. The total increase in gross interest expense was almost entirely offset by increased interest income earned on our foreign cash balances.

     In February 2009, we borrowed $814.4 million under our credit facility to fund the purchase of our 2031 Notes by us and a partnership we control. Borrowings under the credit facility bear interest at either a floating base rate or the Eurocurrency rate, plus an applicable margin. As a result, we expect our gross interest expense to increase in 2009. Additionally, assuming exchange rates and interest rates at January 30, 2009 remain unchanged, we expect interest income earned on our foreign cash balances to decrease in 2009.

     See “Liquidity and Capital Resources” and “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of our indebtedness and related matters.

     Income Taxes: Our 2008 consolidated effective income tax rate was 33.6%, which is down slightly from our 2007 rate of 33.9%, primarily due to lower rates in various foreign jurisdictions.

     Earnings Per Share (EPS): For the foregoing reasons, our net income in 2008 increased $24.6 million, or 2.5%, to $1,000.3 million from $975.7 million in 2007. Diluted earnings per share increased 7.5% to $3.17 in 2008, as compared to $2.95 in the prior year for the reasons described above, as well as the impact of the reduction in our weighted average shares outstanding for the year. The reduction in our weighted average common shares outstanding was the result of our purchases throughout 2007 and the first eight months of 2008 of treasury shares, net of shares issued upon option exercises and shares issued under our employee stock purchase plan.

Financial Results from Operations — 2007 Compared with 2006

	Year Ended December 31, (Dollars in millions, except per share amounts)
	2007	2006
Revenue	$12,694.0	$11,376.9
Operating Expenses:
Salary and service costs	9,008.2	8,087.8
Office and general expenses	2,026.7	1,805.6

	11,034.9	9,893.4

Operating Profit	1,659.1	1,483.5
Net Interest Expense:
Interest expense	106.9	124.9
Interest income	(32.9)	(33.3)

	74.0	91.6

Income Before Income Taxes	1,585.1	1,391.9
Income Taxes	536.9	466.9
Equity in Earnings of Affiliates	38.4	29.6
Minority Interests	(110.9)	(90.6)

Net Income	$975.7	$864.0

Net Income Per Common Share:
Basic	$2.99	$2.52
Diluted	2.95	2.50
Dividends Declared Per Common Share	$0.575	$0.500

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

     The components of 2007 revenue and revenue growth compared to 2006 in our primary geographic markets are summarized and discussed below (dollars in millions):

	Revenue	% Growth
United States	$6,704.2	8.2%
Euro Markets	2,709.7	16.9%
United Kingdom	1,393.8	13.3%
Other	1,886.3	15.3%

Total	$12,694.0	11.6%

     As indicated, foreign exchange impacts increased our international revenue by $436.8 million for 2007. The most significant impacts resulted from the strengthening of the Euro, British Pound, Australian Dollar and Brazilian Real against the U.S. Dollar, which was offset primarily by the decline of the Japanese Yen against the U.S. Dollar. Additional geographic information relating to our business is contained in Note 4 to our consolidated financial statements.

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

	Year Ended December 31, (Dollars in millions)
	2007		2006		2007 vs 2006
	Revenue	% of Revenue	Revenue	% of Revenue	$ Growth	% Growth
Traditional media advertising	$5,463.7	43.0%	$4,879.2	42.9%	$584.5	12.0%
CRM	4,645.7	36.6%	4,072.6	35.8%	573.1	14.1%
Public relations	1,273.1	10.0%	1,145.8	10.1%	127.3	11.1%
Specialty communications	1,311.5	10.4%	1,279.3	11.2%	32.2	2.5%

	$12,694.0		$11,376.9		$1,317.1	11.6%

     Operating Expenses: Our 2007 worldwide operating expenses increased $1,141.5 million, or 11.5%, to $11,034.9 million from $9,893.4 million in 2006, as shown below.

	Year Ended December 31, (Dollars in millions)
	2007			2006			2007 vs 2006
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Growth	% Growth
Revenue	$12,694.0			$11,376.9			$1,317.1	11.6%
Operating Expenses:
Salary and service costs	9,008.2	71.0%	81.6%	8,087.8	71.1%	81.7%	920.4	11.4%
Office and general expenses	2,026.7	16.0%	18.4%	1,805.6	15.9%	18.3%	221.1	12.2%

Total Operating Expenses	11,034.9	86.9%		9,893.4	87.0%		1,141.5	11.5%
Operating Profit	$1,659.1	13.1%		$1,483.5	13.0%		$175.6	11.8%

     Because we provide professional services, salary and service costs represent the largest part of our operating expenses. During 2007, we continued to invest in our businesses and their professional personnel. As a percentage of total operating expenses, salary and service costs were 81.6% in 2007 and 81.67% in 2006. These costs are comprised of salary and related costs and direct service costs. Most, or $920.4 million and 80.6%, of the $1,141.5 million increase in total operating expenses in 2007, resulted from increases in salary and service costs. This increase was attributable to the increase in our revenue in 2007 and the necessary increases in the direct costs required to deliver our services and pursue new business initiatives, including direct salaries, salary related costs and direct service costs, including freelance labor costs and direct administrative costs, such as travel, as well as increases in incentive-based compensation costs. This increase was partially offset by reductions in employee stock-based compensation expense. As a result, salary and service costs as a percentage of revenue were relatively stable year-to-year at 71.1% in 2006 compared to 71.0% in 2007.

     Office and general expenses represented 18.4% and 18.3% of our operating expenses in 2007 and 2006, respectively. These costs are comprised of office and equipment rents, technology costs and depreciation, amortization of identifiable intangible assets, professional fees and other overhead expenses. As a percentage of revenue, office and general expenses increased marginally in 2007 from 15.9% to 16.0%, but remained flat year-over-year on a constant currency basis. These costs are less directly linked to changes in our revenues than our salary and service costs. Although they tend to increase as our revenues increase, the rate of increase could be more or less than the rate of increase in our revenues.

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

     Net Interest Expense: Our net interest expense in 2007 decreased by $17.6 million in 2007 to $74.0 million, as compared to $91.6 million in 2006. Our gross interest expense decreased by $18.0 million to $106.9 million. The decrease was primarily impacted by interest expense savings associated with the amortization, in accordance with EITF No. 96-19, of supplemental interest payments made with respect to our 2031 and 2032 Notes that were made in 2006, but not in 2007. This reduction was offset by $14.7 million of additional interest costs in the first quarter of 2007, compared to the first quarter of 2006, related to the issuance in late March 2006 of our 5.90% Senior Notes due April 15, 2006 (“Senior Notes”). During the third quarter of 2007, volatility in the financial markets resulted in an increase in borrowing spreads in the commercial paper markets. To mitigate the effect of these increased spreads, we arranged for $300 million in unsecured uncommitted lines of credit and shifted funding a portion of our daily needs to these lines from our commercial paper program. There were no borrowings outstanding under these lines at December 31, 2007, as these lines were terminated during the fourth quarter of 2007.

     Income Taxes: Our 2007 consolidated effective income tax rate was 33.9%, which is up slightly from our 2006 rate of 33.5%. Excluding the net reduction in income tax expense in 2006, resulting from the resolution of uncertainties in the third quarter related to changes in certain tax laws that was somewhat offset by a high book tax rate related to dispositions in the third quarter of 2006, the tax rate in 2006 would have been 33.7%, which is more in line with the 2007 rate. In connection with our adoption of FIN 48, there was no significant change to our effective tax rate in 2007.

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

Liquidity and Capital Resources

Cash Sources and Requirements, Including Contractual Obligations

     Historically, substantially all of our non-discretionary cash requirements have been funded from operating cash flow and cash on hand. Our principal non-discretionary funding requirement is our working capital. In addition, as discussed below, we have contractual obligations related to our debt, senior notes and convertible notes, our recurring business operations (primarily related to lease obligations), as well as certain contingent acquisition obligations related to acquisitions made in prior years.

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

     We have a seasonal working capital cycle. Working capital requirements are lowest at year-end. The fluctuation in working capital requirements between the lowest and highest points during the course of the year can be more than $1.5 billion. This cycle occurs because our businesses incur costs on behalf of our clients, including when we place media and incur production costs. We generally require collection from our clients prior to our payment for the media and production cost obligations. During the year, we manage liquidity through our credit facilities, as discussed below under “Cash Management.” At December 31, 2008, our cash and cash equivalents decreased by $695.9 million from December 31, 2007. The components of the decrease in 2008 are summarized below (dollars in millions):

SOURCES

Cash Flow from Operations		$1,394.2
Add back decrease in net working capital		12.0

Subtotal, Principal Cash Sources		1,406.2

USES

Capital expenditures	$(212.2)
Dividends paid	(192.0)
Acquisition payments, net of cash acquired	(441.4)
Purchase of treasury shares (net of proceeds from stock option exercises and stock sold in our employee stock purchase plan
of $86.0 million)	(760.8)

Subtotal, Principal Discretionary Cash Uses		(1,606.4)

Discretionary Cash Uses in Excess of Principal Cash Sources		(200.2)
Exchange rate changes		(356.3)
Other, principally financing activities		(127.4)
Deduct decrease in net working capital		(12.0)

Decrease in cash and cash equivalents		$(695.9)

     The Principal Cash Sources and Principal Discretionary Cash Uses amounts presented above are non-GAAP financial measures. These amounts exclude changes in working capital and certain other investing and financing activities, including commercial paper issuances and redemptions, used to fund these working capital changes. This presentation reflects the metrics used by us to assess our sources and uses of cash and was derived from our consolidated statements of cash flows. We believe that this presentation is meaningful for understanding our primary sources and primary uses of that cash flow. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with GAAP. Non-GAAP financial measures as reported by us may not be comparable to similarly titled amounts reported by other companies. Additional information regarding our cash flows can be found in our consolidated financial statements.

Cash Management

     We manage our cash and liquidity centrally through our wholly-owned finance subsidiaries that manage our treasury centers in North America, Europe and Asia. Each day, operations with excess funds invest these funds with their regional treasury center. Likewise, operations that require funding will borrow funds from their regional treasury center. The treasury centers then aggregate the net position of the operating companies. The net position is either invested with or borrowed from third party providers. To the extent that our treasury centers require liquidity, they have the ability to access local currency lines of credit, our $2.5 billion credit facility, or depending on market conditions at the time, issue up to $1.5 billion of U.S. Dollar-denominated commercial paper. This enables us to more efficiently manage our debt balances and effectively utilize our cash, as well as better manage our exposure to foreign exchange.

     Our cash and cash equivalents decreased by $695.9 million and our short-term investments decreased by $32.7 million from the prior year. Short-term investments include investments of our excess cash which we expect to convert into cash in our current operating cycle, generally within one year. The majority of our short-term investments represent time deposits that mature in 2009. At December 31, 2008 and 2007, our short-term investments did not include any auction rate securities.

     We manage our net debt position, which we define as total debt outstanding less cash and short-term investments, centrally through our treasury centers as discussed above. Our net debt outstanding at December 31, 2008 increased by $732.5 million as compared to the prior year-end, as summarized below (dollars in millions):

	2008	2007

Debt:
Bank loans (due less than one year)	$16.2	$12.0
Commercial paper issued under
$2.5 billion Revolver due June 23, 2011	—	—
10-Year Notes due April 15, 2016	996.4	996.0
Convertible notes due February 7, 2031	847.0	847.0
Convertible notes due July 31, 2032	727.0	727.0
Convertible notes due June 15, 2033	0.1	0.2
Convertible notes due July 1, 2038	467.4	467.3
Other debt	19.1	19.8

Total Debt	3,073.2	3,069.3

Cash and short-term investments	1,112.4	1,841.0

Net Debt	$1,960.8	$1,228.3

     On February 9, 2009, holders of $841.2 million aggregate principal amount of our 2031 Notes put their notes to us for purchase at par. We borrowed $814.4 million under our credit facility and received $26.8 million from unaffiliated equity investors in a partnership we control to fund the purchase of the 2031 Notes. We purchased and retired $295.2 million aggregate principal amount of the 2031 Notes that had been put. The partnership, formed for the purpose of buying the 2031 Notes, used a portion of our credit facility borrowings and the contributed equity to purchase the remaining $546.0 million aggregate principal amount of the 2031 Notes that were put. The partnership purchased the 2031 Notes intending to sell such notes back into the marketplace over the next 12 months if market conditions permit. The partnership will be consolidated within our financial statements.

     Net Debt is a non-GAAP financial measure. We believe this presentation, together with the comparable GAAP measure, is meaningful for understanding our liquidity and it reflects one of the key metrics used by us to assess our cash management. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with GAAP. Non-GAAP financial measures as reported by us may not be comparable to similarly titled amounts reported by other companies.

Debt Instruments, Guarantees and Related Covenants

     We maintain a credit facility with a consortium of banks providing borrowing capacity of up to $2.5 billion as described in Note 3 to our consolidated financial statements. Our credit facility provides back-up liquidity in the event any of our convertible notes are put back to us, as well as support for our commercial paper borrowings. Depending on market conditions at the time, we typically fund our daily borrowing needs by issuing commercial paper, borrowing under our short-term uncommitted lines of credit, or drawing down on our credit facility. During 2008, we issued and redeemed $14.7 billion of commercial paper and we borrowed and repaid $13.4 billion under the credit facility. The average term of the commercial paper was 4.4 days and the average borrowing under the credit facility was 15 days. As of December 31, 2008, we had no commercial paper or bank loans outstanding under our credit facility. At December 31, 2008, we had short-term borrowings of $16.2 million outstanding, which are comprised of bank overdrafts by our international subsidiaries. These bank overdrafts are treated as unsecured loans pursuant to the subsidiaries’ bank agreements.

     Our credit facility contains financial covenants that restrict our ability to incur indebtedness as defined in the agreements. These financial covenants limit the ratio of total consolidated indebtedness to total consolidated EBITDA (under our credit agreement, EBITDA is defined as earnings before interest, taxes, depreciation and amortization) to no more than 3.0 times. In addition, they require us to maintain a minimum ratio of EBITDA to interest expense of at least 5.0 times. At December 31, 2008, we were in compliance with these covenants, as our ratio of debt to EBITDA was 1.6 times and our ratio of EBITDA to interest expense was 15.4 times. In addition, our credit facility does not limit our ability to declare or pay dividends.

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

     Our wholly-owned finance subsidiaries Omnicom Capital Inc. (“OCI”) and Omnicom Finance Inc. (“OFI”) provide funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI and OFI’s assets consist of intercompany loans made to our operating subsidiaries and the related interest receivable. OCI and OFI are co-issuers and co-obligors of our Senior Notes and convertible notes. There are no restrictions in the applicable indentures on the ability of OCI, OFI or us to obtain funds from our subsidiaries through dividends, loans or advances. The Senior Notes and convertible notes are a joint and several liability of us, OCI and OFI, and we unconditionally guarantee the obligations of OCI and OFI with respect to the Senior Notes and convertible notes.

     In March 2006, we issued $1.0 billion aggregate principal amount of 5.90% Senior Notes due April 15, 2016. The gross proceeds from the issuance were $995.1 million. The gross proceeds less fees resulted in a 6.05% yield to maturity. The Senior Notes are senior unsecured notes that rank in equal right of payment with all existing and future unsecured indebtedness.

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

     At December 31, 2008, we had a total of $2,041.5 million aggregate principal amount of convertible notes outstanding, including $847.0 million 2031 Notes that were issued in February 2001, $727.0 million 2032 Notes that were issued in March 2002, $0.1 million Zero Coupon Zero Yield Convertible Notes due 2033 that were issued in June 2003 and $467.4 million Zero Coupon Zero Yield Convertible Notes due 2038 (“2038 Notes”) that were originally issued in June 2003 as 2033 Notes that were subsequently amended in June 2006 to become the 2038 Notes.

     The holders of our 2031 Notes have the right to cause us to repurchase up to the entire aggregate principal amount of the notes then outstanding for par value in February of each year. The holders of our 2032 Notes have the right to cause us to repurchase up to the entire aggregate principal amount of the notes then outstanding for par value in August of each year. The holders of our 2038 Notes have the right to cause us to repurchase up to the entire aggregate principal amount of the notes then outstanding for par value on June 15, 2010, 2013, 2018, 2023 and on each June 15 annually thereafter through June 15, 2037. The 2031, 2032, 2033 and 2038 Notes are convertible, at specified ratios, only upon the occurrence of certain events, including: if our common shares trade above certain levels, if we effect extraordinary transactions or, in the case of the 2031 Notes and the 2032 Notes, if our long-term debt credit ratings are downgraded to BBB or lower by Standard & Poor’s Ratings Service, or Baa3 or lower by Moody’s Investors Service or in the case of the 2033 and 2038 Notes to BBB- or lower by S&P, and Ba1 or lower by Moody’s. These events would not, however, result in an adjustment of the number of shares issuable upon conversion and would not accelerate the holder’s right to cause us to repurchase the notes. For additional information about the terms of these notes, see Note 3 to our consolidated financial statements.

     In February 2006, we paid a supplemental interest payment of $39.2 million to qualified noteholders of our 2031 Notes that did not put their notes back to us. The total supplemental interest payment was amortized ratably over a 12-month period to the next put date in February 2007 in accordance with EITF 96-19.

     In June 2006, we offered to pay a supplemental interest payment of $27.50 per $1,000 principal amount of notes to holders of our 2033 Notes that did not put their notes back to us and consented to the amendments to the notes and related indenture as of June 27, 2006. The principal amendment extended the maturity of the notes from June 15, 2033 to July 1, 2038. The additional amendments conformed other terms of the notes for the extension of the maturity date, as well as amending the comparable yield. On June 21, 2006, we repurchased $132.5 million of 2033 Notes that were put to us. With respect to the remaining $467.5 million of 2033 Notes as of June 30, 2006, noteholders holding a combined amount of $428.1 million who consented to the amendments were paid $27.50 per $1,000 note and their notes were amended. The total supplemental interest payment of $11.7 million is being amortized ratably over a 24-month period to the next put date in accordance with EITF 96-19. The remaining noteholders of the 2033 Notes, comprising $39.4 million aggregate principal amount of notes, did not consent to the amendments and were not paid the supplemental interest payment. During 2007, substantially all of the remaining holders of the 2033 Notes exchanged their 2033 Notes for 2038 Notes, reducing the aggregate principal amount of our 2033 Notes to $0.2 million. No supplemental interest payment or fee was paid to noteholders for this exchange.

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

     In February 2007, we did not pay a supplemental interest payment to noteholders of our 2031 Notes. Additionally, none of the 2031 Notes were put back to us for repayment.

     In July 2007, we did not pay a supplemental interest payment to noteholders of our 2032 Notes. Additionally, none of the 2032 Notes were put back to us for repayment.

     In February 2008, we offered to pay a supplemental interest payment of $9.00 per $1,000 principal amount of notes to holders of our 2031 Notes as of February 4, 2008 who did not put their notes back to us. None of the 2031 Notes were put back to us and on February 8, 2008 noteholders were paid a total supplemental interest payment of $7.6 million that is being amortized ratably over a 12-month period to the next put date in accordance with EITF 96-19.

     In June 2008, we did not pay a supplemental interest payment to noteholders of our 2033 Notes and 2038 Notes, and none of our 2033 Notes or 2038 Notes were put back to us for repurchase.

     In July 2008, we offered to pay a supplemental interest payment of $25.00 per $1,000 principal amount of notes to holders of our 2032 Notes as of July 31, 2008 and we amended the 2032 Notes to eliminate Omnicom’s right to redeem the 2032 Notes prior to August 2, 2010, provided that the noteholders deliver a valid consent to the amendment, agree not to put their notes back to us and waive their rights to contingent cash interest payable from October 31, 2008 through and including August 1, 2010. Substantially all of the noteholders consented to the amendments and all of the 2032 Notes remain outstanding. Noteholders were paid a total supplemental interest payment totaling $18.1 million that will be amortized ratably over a 12-month period to the next put date in accordance with EITF 96-19.

     Our outstanding debt and amounts available under these facilities as of December 31, 2008 were as follows (dollars in millions):

	Debt Outstanding	Available Credit

Bank loans (due in less than one year)	$16.2	$—
Commercial paper issued under
$2.5 billion Revolver due June 23, 2011	—	2,500.0
Senior Notes due April 15, 2016	996.4	—
Convertible notes due February 7, 2031	847.0	—
Convertible notes due July 31, 2032	727.0	—
Convertible notes due June 15, 2033	0.1	—
Convertible notes due July 1, 2038	467.4	—
Other debt	19.1	—

Total	$3,073.2	$2,500.0

     Additional information about our indebtedness is included in Note 3 to our consolidated financial statements.

     On February 9, 2009, holders of $841.2 million aggregate principal amount of our 2031 Notes put their notes to us for purchase at par. We borrowed $814.4 million under our credit facility and received $26.8 million from unaffiliated equity investors in a partnership we control to fund the purchase of the 2031 Notes. We purchased and retired $295.2 million aggregate principal amount of the 2031 Notes that had been put. The partnership, formed for the purpose of buying the 2031 Notes, used a portion of our credit facility borrowings and the contributed equity to purchase the remaining $546.0 million aggregate principal amount of the 2031 Notes that were put. The partnership purchased the 2031 Notes intending to sell such notes back into the marketplace over the next 12 months if market conditions permit. The partnership will be consolidated in accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements, as amended, and FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and as a result, all of the 2031 Notes held by the partnership will be eliminated in consolidation.

     The following table presents our outstanding debt at December 31, 2008, after giving effect to the purchase of the 2031 Notes and does not reflect any other financing activities that occurred subsequent to December 31, 2008 (dollars in millions):

Bank loans (due in less than one year)	$16.2
$2.5 billion Revolver due June 23, 2011	814.4
Senior Notes due April 15, 2016	996.4
Convertible notes due February 7, 2031	5.8
Convertible notes due July 31, 2032	727.0
Convertible notes due June 15, 2033	0.1
Convertible notes due July 1, 2038	467.4
Other debt	19.1

Total	$3,046.4

Credit Markets and Availability of Credit

     In light of the uncertainty of future economic conditions, we continue to seek to take actions available to us to respond to changing economic conditions and we will continue to actively manage our discretionary expenditures. We have not repurchased any of our common stock since August 2008 and we do not plan to resume our repurchases until we believe that the credit markets have begun to stabilize. We will continue to monitor and manage the level of credit made available to our clients. We believe that these actions, in addition to the availability of our $2.5 billion credit facility, are sufficient to fund our near-term working capital needs and our discretionary spending. For additional information about our credit facility, see Note 3 to our consolidated financial statements.

     The next date on which holders of the 2032 Notes can put the notes back to us for cash is July 2009. The next date on which holders of the 2033 Notes and 2038 Notes can put the notes back to us for cash is June 2010. If our convertible notes are put back to us, based on our current financial condition and expectations, we expect to have sufficient available cash and unused credit commitments to fund any put. Although such borrowings would reduce the amount available under our credit facility to fund our cash requirements, we believe that we have sufficient capacity under these commitments to meet our cash requirements for the normal course of our business operations after the put event.

     In funding our day-to-day liquidity, we have historically been a participant in the commercial paper market. Recent disruptions in the credit markets have led to periods of illiquidity in the commercial paper market and higher credit spreads. To mitigate these conditions and to fund our day-to-day liquidity through the end of 2008, we used our uncommitted lines of credit and borrowed under our credit facility, while reducing the volume and the terms of our commercial paper borrowings.

     We will continue to closely monitor our liquidity and the credit markets. We cannot predict with any certainty the impact on us of any further disruptions in the credit markets.

Contractual Obligations and Other Commercial Commitments

     We enter into numerous contractual and commercial undertakings in the normal course of our business. The following table summarizes information about certain of our obligations as of December 31, 2008 and should be read together with Note 3 (Debt), Note 8 (Income Taxes), Note 11 (Commitments and Contingent Liabilities), Note 12 (Fair Value of Financial Instruments) and Note 13 (Derivative Instruments and Hedging Activities) to our consolidated financial statements (dollars in millions):

	Due in Less than 1 Year	Due in 1 to 3 Years	Due in 3 to 5 Years	Due in More than 5 Years	Total

Contractual Obligations at
December 31, 2008
Long-term debt	$2.7	$16.3	$—	$996.5	$1,015.5
Convertible notes	—	2,041.5	—	—	2,041.5
Lease obligations	429.7	645.0	420.3	668.6	2,163.6
Uncertain tax positions	—	24.5	40.8	—	65.3

Total	$432.4	$2,727.3	$461.1	$1,665.1	$5,285.9

Other Contractual Obligations at
December 31, 2008
Lines of credit	$—	$—	$—	$—	$—
Guarantees	0.2	—	0.1	—	0.3

Total	$0.2	$—	$0.1	$—	$0.3

     Our liability for uncertain tax positions is subject to uncertainty as to when or if the liability will be paid. We have assigned the liability to the period(s) presented based on our judgment as to when these liabilities will be resolved by the appropriate taxing authorities.

     As more fully described above under the heading “Debt Instruments, Guarantees and Related Covenants,” the holders of the convertible notes at December 31, 2008 included in the table above have the right to cause us to repurchase up to the entire aggregate face amount of the notes then outstanding for par value at certain dates in the future. If these rights were exercised at the earliest possible future date, as set forth in Note 3 to our consolidated financial statements, $1,574.0 million of convertible notes could be due in less than one year and $467.5 million could be due in less than two years. The next dates on which holders of the 2031 Notes and 2032 Notes can put the notes back to us for cash are February 2009 and July 2009, respectively. The next date on which holders of the 2033 Notes and 2038 Notes can put the notes back to us for cash is June 2010. We have classified the convertible notes as long-term in our balance sheet because our credit facility does not expire until June 2011 and it is our intention to fund any put with our credit facility.

     On February 9, 2009, holders of $841.2 million aggregate principal amount of our 2031 Notes put their notes to us for purchase at par. We borrowed $814.4 million under our credit facility and received $26.8 million from unaffiliated equity investors in a partnership we control to fund the purchase of the 2031 Notes. We purchased and retired $295.2 million aggregate principal amount of the 2031 Notes that had been put. The partnership, formed for the purpose of buying the 2031 Notes, used a portion of our credit facility borrowings and the contributed equity to purchase the remaining $546.0 million aggregate principal amount of the 2031 Notes that were put. The partnership purchased the 2031 Notes intending to sell such notes back into the marketplace over the next 12 months if market conditions permit.

     In many of our businesses we purchase media for our clients and act as an agent for a disclosed principal. We enter into contractual commitments with media providers on behalf of our clients at levels that substantially exceed our revenue. These commitments are included in our accounts payable balance when the media services are delivered by the media providers. While operating practices vary by country, media type and media vendor, in the United States and certain foreign markets many of our contracts with media providers specify that if our client defaults on its payment obligations, then we are not liable to the media providers under the legal theory of sequential liability until we have been paid for the media by our client. In other countries, we manage our risk in other ways, including evaluating and monitoring our clients’ credit worthiness and, in many cases, requiring credit insurance or payment in advance. Further, in cases where we become committed to the media and it becomes apparent that a client may be unable to pay for the media, options are potentially available to us in the marketplace, in addition to those cited above to mitigate the potential loss, including negotiating with media providers. We have not experienced a material loss related to purchases of media on behalf of our clients. However, this risk could increase in a significant economic downturn.

     Pension Plan Funding: We maintain two U.S. and twenty-nine non-U.S. noncontributory defined benefit pension plans. The benefit obligation for our defined benefit plans was $134.2 million at December 31, 2008. The fair value of assets for these plans at December 31, 2008 was $64.4 million. During 2008, we contributed $5.9 million to our defined benefit plans. We do not expect our 2009 contributions to increase significantly from 2008.

     Contingent Acquisition Obligations: Certain of our acquisitions are structured with contingent purchase price obligations, often referred to as earn-outs. We utilize contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period. These payments are not contingent upon future employment. The amount of future contingent purchase price payments that we would be required to pay for prior acquisitions, assuming that the businesses perform over the relevant future periods at their current profit levels, is approximately $315 million as of December 31, 2008. The ultimate amounts payable cannot be predicted with reasonable certainty because they are dependent upon future results of operations of the subject businesses and are subject to changes in foreign currency exchange rates. In accordance with U.S. GAAP, we have not recorded a liability for these items on our balance sheet since the definitive amount is not determinable or distributable. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. Our obligations change from period to period primarily as a result of payments made during the current period, changes in the acquired entities’ performance and changes in foreign currency exchange rates. These differences could be significant. The contingent purchase price obligations as of December 31, 2008, calculated assuming that the acquired businesses perform over the relevant future periods at their current profit levels, are as follows (dollars in millions):

2009	2010	2011	2012	Thereafter	Total

$118	$99	$53	$33	$12	$315

     Contingently Redeemable Minority Interests: Owners of interests in the common stock of certain of our subsidiaries or affiliates have the right in certain circumstances to require us to purchase additional ownership interests at fair values as defined in the applicable agreements. The intent of the parties is to approximate fair value at the time of redemption by using a multiple of earnings which is consistent with generally accepted valuation practices by market participants in our industry.

     The redemption features are embedded in the shares owned by the minority shareholders and are not freestanding. As a result, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, does not apply. Additionally, the embedded redemption features do not fall within the scope of EITF Issue No. 00-4, Majority Owners Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Minority Interest in That Subsidiary, because they do not represent a de facto financing. Consistent with Accounting Research Bulletin No. 51, Consolidated Financial Statements, as amended, minority interests have been recorded on the balance sheet at historical cost plus an allocation of subsidiary earnings based on ownership interests, less dividends paid to the minority shareholders.

     Historically, we have provided a description and an estimate of the redemption features. Although EITF Topic No. D-98, Classification and Measurement of Redeemable Securities (“EITF D-98”) does not specifically address contingently redeemable minority interests, we considered applying it by analogy to the redeemable minority interests in certain of our subsidiaries. Had we applied EITF D-98, we would have reported our minority interests at the higher of their carrying value or their redemption fair value through a direct reduction to shareholders’ equity with no impact on earnings. Further, had we applied EITF D-98 upon redemption, any prior adjustments to accrete minority interests to their redemption value, had we recorded them, would have been reversed as a direct adjustment to shareholders’ equity with no impact on earnings.

     Assuming that the subsidiaries and affiliates perform over the relevant periods at their current profit levels, the aggregate amount we could be required to pay in future periods is approximately $242 million, $179 million of which relates to obligations that are currently exercisable. If these rights are exercised, there would likely be an increase in our net income as a result of our increased ownership and the reduction of minority interest expense. The ultimate amount payable relating to these transactions will vary because it is primarily dependent on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates. The actual amount that we pay is likely to be different from this estimate and the difference could be significant. The redemption value of the obligations that exist for these agreements as of December 31, 2008, calculated using the assumptions above, are as follows (dollars in millions):

	Currently Exercisable	Not Currently Exercisable	Total

Subsidiary agencies	$138	$63	$201
Affiliated agencies	41	—	41

Total	$179	$63	$242

     As a result of an amendment made to EITF D-98 in 2008, we will be required, effective January 1, 2009, to record an estimate of the redemption fair value of our minority shareholders’ interests of $201 million on our balance sheet through a direct reduction of shareholders’ equity. There will be no impact on earnings upon adoption. Additionally, changes in the redemption value will be remeasured through shareholders’ equity in future reporting periods with no impact on earnings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Foreign Exchange: Our results of operations are subject to risk from the translation to the U.S. Dollar of the revenue and expenses of our foreign operations, which are generally denominated in the local currency. The effects of currency exchange rate fluctuation on the translation of our results of operations are discussed in Note 13 of our consolidated financial statements. For the most part, our revenue and the expenses incurred related to that revenue are denominated in the same currency. This minimizes the impact that fluctuations in exchange rates will have on our net income.

     While our agencies conduct business in more than 70 different currencies, our major non-U.S. currency markets are the European Monetary Union (EMU), the United Kingdom, Japan, Brazil and Canada. As an integral part of our treasury operations, we enter into short-term forward foreign exchange contracts which manage the foreign exchange risk of the intercompany cash movements between subsidiaries operating in different currency markets from that of our treasury centers from which they borrow or invest. In the limited number of instances where operating expenses and revenue are not denominated in the same currency, amounts are promptly settled or hedged in the foreign currency market with forward contracts. At December 31, 2008, we had forward foreign exchange contracts outstanding with an aggregate notional principal of $588.2 million mitigating the foreign exchange risk of intercompany borrowings and investments. The majority of the contracts were denominated in our major international market currencies with maturities ranging from two to 365 days with an average duration under 90 days.

     In addition to hedging intercompany cash movement, we enter into short-term forward foreign exchange contracts which hedge U.S. Dollar commercial paper issued by our London treasury center, whose functional currency is the British Pound. At December 31, 2008, we had no forward contracts outstanding relating to this activity as there was no commercial paper outstanding. Additionally, during the second half of 2008, we terminated our Euro and Yen denominated cross-currency interest rate swaps. The effect of terminating our Euro and Yen denominated swaps on our results of operations was not significant.

     The forward foreign exchange contracts discussed above were entered into for the purpose of hedging certain specific currency risks. These risks are primarily the result of the temporary movement of money from one local market to another as part of our cash management program. As a result of these financial instruments, we reduced financial risk in exchange for foregoing any gain (reward) which might have occurred if the markets moved favorably. In using these contracts, we exchanged the risks of the financial markets for counterparty risk. To minimize counterparty risk, we only enter into these contracts with major well-known banks and financial institutions that have debt credit ratings equal to or better than our credit rating.

     These hedging activities are confined to risk management activities related to our international operations. We have established a centralized reporting system to evaluate the effects of changes in interest rates, currency exchange rates and other relevant market risks. We periodically determine the potential loss from market risk by performing a value-at-risk computation. Value-at-risk analysis is a statistical model that utilizes historic currency exchange and interest rate data to measure the potential impact on future earnings of our existing portfolio of derivative financial instruments. The value-at-risk analysis we performed on our December 31, 2008 portfolio of derivative financial instruments indicated that the risk of loss was immaterial. This overall system is designed to enable us to initiate remedial action, if appropriate.

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

     We maintain a $2.5 billion credit facility that expires on June 23, 2011. We have the ability to classify outstanding borrowings, if any, under our credit facility as long-term debt.

     Our bank syndicate includes large global banks such as Citibank, JPMorgan Chase, HSBC, RBS, Deutsche, Bank of America, Societe Generale and BBVA. We also include large regional banks in the U.S. such as US Bancorp, Northern Trust, PNC and Wells Fargo. We also include banks that have a major presence in countries where we conduct business such as BNP Paribas in France, Sumitomo in Japan, Intesa San Paolo in Italy, Scotia in Canada and ANZ in Australia.

     Recently, several banks that were in our bank syndicate merged with other global financial institutions. Wachovia, comprising a $100 million commitment, merged with Wells Fargo. Wells Fargo is a member of our bank syndicate. In addition, ABN Amro, comprising a $150 million commitment, merged with RBS. RBS was not a member of our bank syndicate prior to the merger with ABN Amro. Additionally, in connection with the global credit crisis, several banks in our bank syndicate received capital infusions from their central governments. In the event that a bank in our syndicate were to default on its obligation to fund its commitment under our credit facility or cease to exist and there was no successor entity, the credit facility provides that the remaining banks in the syndicate would only be required to fund advances requested under the credit facility on a pro rata basis up to their total commitment and the portion of the credit facility provided by the defaulting bank would not be available to us.

     The holders of our convertible notes have the right on specific dates to cause us to repurchase up to the aggregate principal amount. At December 31, 2008, the next dates on which holders of the 2031 Notes and 2032 Notes can put the notes back to us for cash are February 2009 and July 2009, respectively. The next date on which holders of the 2033 Notes and 2038 Notes can put the notes back to us for cash is June 2010. As we have done on prior occasions, we may offer the holders of our convertible notes a supplemental interest payment or other incentives to induce them not to put the convertible notes to us in advance of a put date. If we were to decide to pay a supplemental interest payment, the amount incurred would be based on a combination of market factors at the time of the applicable put date, including our stock price, short-term interest rates and a factor for credit risk.

     On February 9, 2009, holders of $841.2 million aggregate principal amount of our 2031 Notes put their notes to us for purchase at par. We borrowed $814.4 million under our credit facility and received $26.8 million from unaffiliated equity investors in a partnership we control to fund the purchase of the 2031 Notes. We purchased and retired $295.2 million aggregate principal amount of the 2031 Notes that had been put. The partnership, formed for the purpose of buying the 2031 Notes, used a portion of our credit facility borrowings and the contributed equity to purchase the remaining $546.0 million aggregate principal amount of the 2031 Notes that were put. The partnership purchased the 2031 Notes intending to sell such notes back into the marketplace over the next 12 months if market conditions permit.

     If the remaining outstanding convertible notes are put back to us based on our current financial condition and expectations, we expect to have sufficient available cash and unused credit to fund any put. Although such borrowings would reduce the amount available under our credit facility to fund our cash requirements, we believe that we have sufficient capacity under these commitments to meet our cash requirements for the normal course of our business operations after the put event. Additionally, if the convertible notes are put back to us, our interest expense will change. The extent, if any, of the increase or decrease in interest expense will depend on the portion of the amount repurchased that was refinanced, when we refinance, the type of instrument we use to refinance and the term of the refinancing.

     Even if we were to replace the convertible notes with another form of debt on a dollar-for-dollar basis, it would have no impact on either our debt to capital ratios or our debt to EBITDA ratio. If we were to replace our convertible notes with interest-bearing debt at prevailing rates, this may result in an increase in interest expense that would negatively impact our coverage ratios, such as EBITDA to interest expense. However, the coverage ratios applicable to our credit facilities and ratings levels are currently well within the thresholds. If either our ratio of debt to EBITDA increased by 50%, or our ratio of EBITDA to interest expense decreased by 50%, we would still be in compliance with these covenants. Therefore, based on our current coverage ratios, our present expectations of our future operating cash flows and expected access to debt and equity capital markets, we believe any increase in interest expense and reduction in coverage ratios would still place us comfortably above the coverage ratio requirements.

     Concentration of Credit Risk: We provide marketing and corporate communications services to thousands of clients who operate in nearly every industry sector and, in the normal course of business, we grant credit to qualified clients. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 2.8%, and no other client accounted for more than 2.1% of our consolidated revenue for the year ended December 31, 2008. However, during periods of economic downturn, the credit profiles of our clients could change.

     In many of our businesses, we purchase media for our clients and act as an agent for a disclosed principal. We enter into contractual commitments with media providers on behalf of our clients at levels that substantially exceed our revenue. These commitments are included in our accounts payable balance when the media services are delivered by the media providers. While operating practices vary by country, media type and media vendor, in the United States and certain foreign markets many of our contracts with media providers specify that if our client defaults on its payment obligations then we are not liable to the media providers under the legal theory of sequential liability until we have been paid for the media by our client. In other countries, we manage our risk in other ways, including evaluating and monitoring our clients’ credit worthiness and, in many cases, requiring credit insurance or payment in advance. Further, in cases where we become committed to the media and it becomes apparent that a client may be unable to pay for the media, options are potentially available to us in the marketplace, in addition to those cited above to mitigate the potential loss, including negotiating with media providers. We have not experienced a material loss related to purchases of media on behalf of our clients. However, this risk could increase in a significant economic downturn.

Item 8. Financial Statements and Supplementary Data

     Our financial statements and supplementary data are included at the end of this report beginning on page F-1. See the index appearing on the following pages of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, our CEO and CFO concluded that as of December 31, 2008, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Annual Report on Form 10-K for the year ended December 31, 2008 is appropriate.

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision of management and with the participation of our CEO, CFO and our agencies, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1987. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2008. KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2008, dated February 27, 2009. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information

     None.

PART IV

     All other schedules are omitted because they are not applicable.

(a)(3) Exhibits:

Exhibit Numbers
Description
(3)(i)	Restated Certificate of Incorporation (Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “6-30-03 10-Q”) and incorporated herein by reference).

(ii)	By-laws (Exhibit 3.2 to our 6-30-03 10-Q, File No. 1-10551 and incorporated herein by reference).

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

4.5

Third Supplemental Indenture to the 2031 Indenture, dated November 30, 2004, among us, Omnicom Capital Inc., Omnicom Finance Inc., and JPMorgan Chase Bank, N.A., as trustee, as amended by the First Supplemental Indenture to the 2031 Indenture dated February 13, 2004, and the Second Supplemental Indenture to the 2031 Supplemental Indenture dated November 4, 2004 (Exhibit 4.1 to the Form 8-K (File No. 1-10551) dated November 30, 2004 and incorporated herein by reference).

4.6

Fourth Supplemental Indenture to the 2031 Indenture, dated July 10, 2008, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc., and Deutsche Bank Trust Company Americas, as trustee (Exhibit 99.1 to our Current Report on Form 8-K (File No. 1-10551) dated July 15, 2008 and incorporated herein by reference).

4.7	Amended and Restated Fifth Supplemental Indenture to the 2031 Indenture, dated January 29, 2009 (effective January 20, 2009), among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee.

4.8	Sixth Supplemental Indenture to the 2031 Indenture, dated January 29, 2009 (effective January 20, 2009), among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee.

4.9	Indenture, dated March 6, 2002, between JPMorgan Chase Bank, as trustee, and us in connection with our issuance of $900,000,000 Zero Coupon Zero Yield Convertible notes due 2032 (the “2032 Indenture”) (Exhibit 4.6 to our Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

4.10	Form of Zero Coupon Zero Yield Convertible Notes due 2032 (included in Exhibit 4.9 above).

4.11	First Supplemental Indenture to the 2032 Indenture, dated as of February 13, 2004, among us, Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, (Exhibit 4.3 to our Registration Statement on Form S-3 (Registration No. 333-112840) and incorporated herein by reference).

4.12	Second Supplemental Indenture to the 2032 Indenture, dated August 12, 2004, among us, Omnicom Capital Inc., Omnicom Finance Inc., and JPMorgan Chase Bank, as trustee, as amended by the First Supplemental Indenture to the 2032 Indenture, dated February 13, 2004 (Exhibit 4.1 to our 9-30-04 10-Q and incorporated herein by reference).

4.13	Third Supplemental Indenture to the 2032 Indenture, dated November 4, 2004, among us, Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, as amended by the First Supplemental Indenture to the 2032 Indenture, dated as of February 13, 2004, and the Second Supplemental Indenture to the 2032 Indenture, dated August 12, 2004 (Exhibit 4.3 to our 9-30-04 10-Q and incorporated herein by reference).

4.14	Fourth Supplemental Indenture to the 2032 Indenture, dated July 10, 2008 among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc., and Deutsche Bank Trust Company Americas, as trustee (Exhibit 99.2 to our Current Report on Form 8-K (File No. 1-10551) dated July 15, 2008 and incorporated herein by reference).

4.15	Fifth Supplemental Indenture to the 2032 Indenture, dated August 8, 2008, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc., and Deutsche Bank Trust Company Americas, as trustee (Exhibit 99.1 to our Current Report on Form 8-K (File No. 1-10551) dated August 14, 2008 and incorporated herein by reference).

4.16	Indenture, dated as of June 30, 2003, between JPMorgan Chase Bank, as trustee, and us in connection with our issuance of $600,000,000 Zero Coupon Zero Yield Convertible Notes due 2033 (the “2033 Indenture”) (Exhibit 4.1 to our Registration Statement on Form S-3 (Registration No. 333-108611) and incorporated herein by reference).

4.17	Form of the Zero Coupon Zero Yield Convertible Notes due 2033 (included in Exhibit 4.16 above).

4.18	First Supplemental Indenture to the 2033 Indenture, dated as of November 5, 2003, among us, Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, (Exhibit 4.4 to our Registration Statement on Form S-3 (Registration No. 333-108611) and incorporated herein by reference).

4.19	Second Supplemental Indenture to the 2033 Indenture, dated as of November 4, 2004, among us, Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, as amended by the First Supplemental Indenture to the 2033 Indenture, dated November 5, 2003 (Exhibit 4.4 to our 9-30-04 10-Q and incorporated herein by reference).

4.20	Third Supplemental Indenture to the 2033 Indenture, dated November 10, 2004, among us, Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, as amended by the First Supplemental Indenture to the 2033 Indenture, dated November 5, 2003, and the Second Supplemental Indenture to the 2033 Indenture, dated November 4, 2004 (Exhibit 4.1 to the Form 8-K (File No. 1-10551) dated November 10, 2004 and incorporated herein by reference).

4.21	Fourth Supplemental Indenture to the 2033 Indenture, dated June 30, 2006, among us, Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, N.A., as trustee, as amended by the First Supplemental Indenture to the 2033 Indenture, dated November 5, 2003, the Second Supplemental Indenture to the 2033 Indenture, dated November 4, 2004, and the Third Supplemental Indenture to the 2033 Indenture, dated November 10, 2004 (Exhibit 4.1 to the Form 8-K (File No. 1-10551) dated July 7, 2006 and incorporated herein by reference).

4.22	Form of Senior Debt Securities Indenture (Exhibit 4.1 to our Registration Statement on Form S-3 (Registration No. 333-132625) and incorporated herein by reference).

4.23	First Supplemental Indenture, dated as of March 29, 2006, among us, Omnicom Capital Inc., Omnicom Finance Inc., and JPMorgan Chase Bank, N.A., as trustee, in connection with our issuance of $1.0 billion 5.90% Notes due 2016 (Exhibit 4.2 to the Form 8-K (File No. 1-10551) dated March 29, 2006 (the “3-29-06 8-K”) and incorporated herein by reference).

4.24	Form of 5.90% Notes due 2016 (Exhibit 4.3 to the 3-29-06 8-K and incorporated herein by reference).

10.1	Amended and Restated Five Year Credit Agreement (the “Agreement”), dated as of June 23, 2006, by and among us, Omnicom Finance Inc., Omnicom Capital Inc., Omnicom Finance PLC, the banks, financial institutions and other institutional lenders and initial issuing banks listed on the signature pages of the Agreement, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as lead arrangers and book managers, ABN Amro Bank N.V., as syndication agent, JPMorgan Chase Bank, N.A., HSBC Bank USA, N.A., Bank of America, N.A. and Banco Bilbao Vizcaya Argentaria SA, as documentation agents and Citibank, N.A., as administrative agent for the lenders (Exhibit 10.1 to the Form 8-K dated June 29, 2006 (File No. 1-10551) and incorporated herein by reference).

10.2	Instrument of Resignation, Appointment and Acceptance, dated as of October 5, 2006, among us, Omnicom Capital Inc., Omnicom Finance Inc., JPMorgan Chase Bank, N.A. and Deutsche Bank Trust Company Americas (Exhibit 10.1 to the Form 8-K dated October 11, 2006 (File No. 1-10551) and incorporated herein by reference).

10.3	Amended and Restated 1998 Incentive Compensation Plan (Exhibit B to our Proxy Statement filed on April 10, 2000 and incorporated herein by reference).

10.4	Director Equity Plan for Non-employee Directors (Appendix B to our Proxy Statement filed on April 23, 2004 and incorporated herein by reference).

10.5	Standard form of our Executive Salary Continuation Plan Agreement (Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.6	Standard form of the Director Indemnification Agreement (Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).

10.7	Long-Term Shareholder Value Plan (Exhibit 4.4 to our Registration Statement on Form S-8 (Registration No. 333-84498) and incorporated herein by reference).

10.8	Equity Incentive Plan (Exhibit 4.3 to our Registration Statement on Form S-8 dated August 18, 2003 (File No. 333-108063) and incorporated herein by reference).

10.9	Senior Management Incentive Plan as amended and restated on December 4, 2008, filed herewith.

10.10	Senior Executive Restrictive Covenant and Retention Plan of Omnicom Group Inc., as amended and restated on December 4, 2008, filed herewith.

10.11	Form of Award Agreement under the Senior Executive Restrictive Covenant and Retention Plan (Exhibit 10.2 to the Form 8-K dated December 13, 2006 (File No. 1-10551) and incorporated herein by reference).

10.12	Omnicom Group Inc. 2007 Incentive Award Plan (Appendix A to our Proxy Statement filed on April 23, 2007 (File No. 1-10551) and incorporated herein by reference).

10.13	Form of Indemnification Agreement (Exhibit 10.1 to the Form 10-Q filed on July 26, 2007 (File No. 1-10551) and incorporated herein by reference).

10.14	Form of Amendment to the Executive Salary Continuation Plan Agreement, filed herewith.

10.15	Director Compensation and Deferred Stock Program, filed herewith.

10.16	Restricted Stock Unit Deferred Compensation Plan, filed herewith.

10.17	Restricted Stock Deferred Compensation Plan, filed herewith.

10.18	Amendment No. 1 to the Restricted Stock Deferred Compensation Plan, filed herewith.

10.19	Amendment No. 2 to the Restricted Stock Deferred Compensation Plan, filed herewith.

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNICOM GROUP INC.
February 27, 2009
	BY:	/S/ RANDALL J. WEISENBURGER

Randall J. Weisenburger
Executive Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE CRAWFORD	Chairman and Director	February 27, 2009

(Bruce Crawford)

/s/ JOHN D. WREN	Chief Executive Officer	February 27, 2009
and President and Director
(John D. Wren)

/s/ RANDALL J. WEISENBURGER	Executive Vice President and	February 27, 2009
Chief Financial Officer
(Randall J. Weisenburger)

/s/ PHILIP J. ANGELASTRO	Senior Vice President Finance	February 27, 2009
and Controller
(Philip J. Angelastro)	(Principal Accounting Officer)

/s/ ALAN R. BATKIN	Director	February 27, 2009

(Alan R. Batkin)

/s/ ROBERT CHARLES CLARK	Director	February 27, 2009

(Robert Charles Clark)

/s/ LEONARD S. COLEMAN, JR.	Director	February 27, 2009

(Leonard S. Coleman, Jr.)

/s/ ERROL M. COOK	Director	February 27, 2009

(Errol M. Cook)

/s/ SUSAN S. DENISON	Director	February 27, 2009

(Susan S. Denison)

/s/ MICHAEL A. HENNING	Director	February 27, 2009

(Michael A. Henning)

/s/ JOHN R. MURPHY	Director	February 27, 2009

(John R. Murphy)

/s/ JOHN R. PURCELL	Director	February 27, 2009

(John R. Purcell)

/s/ LINDA JOHNSON RICE	Director	February 27, 2009

(Linda Johnson Rice)

/s/ GARY L. ROUBOS	Director	February 27, 2009

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

Omnicom management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision of management and with the participation of our CEO, CFO and our agencies, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1987. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2008. KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2008, dated February 27, 2009.

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

We have audited the accompanying consolidated balance sheets of Omnicom Group Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omnicom Group Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule on page S-1, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Omnicom Group Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 9 to the consolidated financial statements, Omnicom Group Inc. and subsidiaries adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” on December 31, 2006.

/s/ KPMG LLP
New York, New York
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Omnicom Group Inc.:

We have audited Omnicom Group Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Omnicom Group Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omnicom Group Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 27, 2009

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	(Dollars in millions, except per share data)

	2008	2007	2006

REVENUE	$13,359.9	$12,694.0	$11,376.9
OPERATING EXPENSES	11,670.5	11,034.9	9,893.4

OPERATING PROFIT	1,689.4	1,659.1	1,483.5
NET INTEREST EXPENSE:
Interest expense	124.6	106.9	124.9
Interest income	(50.3)	(32.9)	(33.3)

	74.3	74.0	91.6

INCOME BEFORE INCOME TAXES, MINORITY INTEREST
AND INCOME FROM EQUITY METHOD INVESTMENTS	1,615.1	1,585.1	1,391.9
INCOME TAX EXPENSE	542.7	536.9	466.9
INCOME FROM EQUITY METHOD INVESTMENTS	42.0	38.4	29.6
MINORITY INTERESTS IN NET INCOME OF
CONSOLIDATED ENTITIES	(114.1)	(110.9)	(90.6)

NET INCOME	$ 1,000.3	$ 975.7	$ 864.0

NET INCOME PER COMMON SHARE:
Basic	$ 3.20	$ 2.99	$ 2.52
Diluted	$ 3.17	$ 2.95	$ 2.50

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, (Dollars in millions, except per share data)

	2008	2007

A S S E T S
CURRENT ASSETS:
Cash and cash equivalents	$ 1,097.3	$ 1,793.2
Short-term investments at market	15.1	47.8
Accounts receivable, net of allowance for doubtful accounts
of $59.9 and $54.7	5,775.5	6,830.4
Work in process	672.0	801.0
Other current assets	1,005.0	1,031.8

Total Current Assets	8,564.9	10,504.2

PROPERTY, PLANT AND EQUIPMENT
at cost, less accumulated depreciation of $1,031.1 and $1,059.8	719.6	706.7
INVESTMENTS IN AFFILIATES	297.3	247.1
GOODWILL	7,220.2	7,318.5
INTANGIBLE ASSETS, net of accumulated amortization of $278.4 and $251.6	221.0	195.7
DEFERRED TAX ASSETS	45.2	40.5
OTHER ASSETS	250.2	259.0

TOTAL ASSETS	$17,318.4	$19,271.7

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
CURRENT LIABILITIES:
Accounts payable	$ 6,881.2	$ 8,080.5
Customer advances	1,005.5	1,122.8
Current portion of long-term debt	2.7	2.6
Short-term borrowings	16.2	12.0
Taxes payable	201.1	250.7
Other current liabilities	1,647.5	1,758.6

Total Current Liabilities	9,754.2	11,227.2

LONG-TERM DEBT	1,012.8	1,013.2
CONVERTIBLE DEBT	2,041.5	2,041.5
OTHER LONG-TERM LIABILITIES	444.4	481.2
LONG-TERM DEFERRED TAX LIABILITIES	312.1	174.8
MINORITY INTERESTS	230.6	242.1
COMMITMENTS AND CONTINGENT LIABILITIES (SEE NOTE 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 7.5 million shares authorized, none issued	—	—
Common stock, $0.15 par value, 1.0 billion shares authorized,
397.2 million and 397.2 million shares issued, with
307.3 million and 323.0 million shares outstanding	59.6	59.6
Additional paid-in capital	1,600.5	1,619.5
Retained earnings	5,888.1	5,077.5
Accumulated other comprehensive (loss) income	(247.3)	430.7
Treasury stock, at cost, 89.9 million and 74.2 million shares	(3,778.1)	(3,095.6)

Total Shareholders’ Equity	3,522.8	4,091.7

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,318.4	$19,271.7

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Three Years Ended December 31, 2008
(Dollars in millions)

						Accumulated

	Common Stock			Additional		Other		Total
	Comprehensive			Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Income	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Equity

Balance December 31, 2005		198,629,712	$29.8	$1,675.1	$3,599.0	$ 59.8	$(1,415.7)	$ 3,948.0
Comprehensive Income:
Net Income	$ 864.0				864.0			864.0
Foreign currency transaction and
translation adjustments,
net of tax of $128.8	239.1					239.1		239.1

Comprehensive income	$1,103.1

Cumulative effect of adoption of
SFAS 158, net of tax of $(20.4)						(31.0)		(31.0)
Common stock dividends declared
($1.00 per share)					(173.2)			(173.2)
Share-based compensation				71.1				71.1
Stock issued, share-based compensation				(83.9)			381.8	297.9
Treasury stock acquired							(1,344.6)	(1,344.6)
Cancellation of shares		(2,485)		(0.2)			0.2	—

Balance December 31, 2006		198,627,227	29.8	1,662.1	4,289.8	267.9	(2,378.3)	3,871.3
Comprehensive Income:
Net Income	$ 975.7				975.7			975.7
Foreign currency transaction and
translation adjustments,
net of tax of $89.5	163.5					163.5		163.5
Defined benefit plans adjustment,
net of tax of $(0.9)	(0.7)					(0.7)		(0.7)

Comprehensive income	$1,138.5

Cumulative effect of adoption of FIN 48					1.3			1.3
Two-for-one stock split		198,627,227	29.8	(29.8)				—
Common stock dividends declared
($0.575 per share)					(189.3)			(189.3)
Share-based compensation				68.7				68.7
Stock issued, share-based compensation				(80.2)			181.1	100.9
Treasury stock acquired							(899.7)	(899.7)
Cancellation of shares		(29,372)		(1.3)			1.3	—

Balance December 31, 2007		397,225,082	59.6	1,619.5	5,077.5	430.7	(3,095.6)	4,091.7
Comprehensive Income:
Net Income	$1,000.3				1,000.3			1,000.3
Unrealized holding loss on securities,
net of tax of $(7.9)	(12.0)					(12.0)		(12.0)
Foreign currency transaction and
translation adjustments,
net of tax of $(352.5)	(654.9)					(654.9)		(654.9)
Defined benefit plans adjustment,
net of tax of $(5.7)	(11.1)					(11.1)		(11.1)

Comprehensive income	$ 322.3

Common stock dividends declared
($0.60 per share)					(189.7)			(189.7)
Share-based compensation				59.3				59.3
Stock issued, share-based compensation				(78.2)			164.2	86.0
Treasury stock acquired							(846.8)	(846.8)
Cancellation of shares		(2,004)		(0.1)			0.1	—

Balance December 31, 2008		397,223,078	$59.6	$1,600.5	$5,888.1	$(247.3)	$(3,778.1)	$ 3,522.8

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	(Dollars in millions)

	2008	2007	2006

Cash Flows from Operating Activities:
Net income	$ 1,000.3	$ 975.7	$ 864.0
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	182.8	164.2	150.3
Amortization of intangible assets	53.1	44.4	39.7
Minority interest in net income of consolidated entities	114.1	110.9	90.6
Income from equity method investments,
net of dividends received	(14.7)	(10.0)	(15.3)
Net gain on investment activity	(2.3)	(2.4)	(7.8)
Excess tax benefit from share-based compensation	(12.9)	(17.2)	(26.6)
Provision for doubtful accounts	26.5	21.2	10.7
Share-based compensation	59.3	68.7	71.1
Increase (decrease) in operating capital	(12.0)	243.8	564.5

Net Cash Provided by Operating Activities	1,394.2	1,599.3	1,741.2

Cash Flows from Investing Activities:
Payments to acquire property, plant and equipment	(212.2)	(223.0)	(177.6)
Payments to acquire businesses and interests in affiliates,
net of cash acquired	(441.4)	(358.8)	(236.3)
Proceeds from sale of short-term investments	37.5	183.3	530.4
Payments to acquire short-term investments	(13.1)	(42.0)	(350.2)
Proceeds from collection of notes receivable	—	—	13.5
Proceeds from divesture of businesses	—	—	31.4
Other, net	(50.8)	—	—

Net Cash Used in Investing Activities	(680.0)	(440.5)	(188.8)

Cash Flows from Financing Activities:
Proceeds from (repayments of) short-term debt	5.1	(0.9)	(3.5)
Proceeds from issuance of debt	2.4	3.4	996.6
Repayments of long-term debt	(2.0)	(2.0)	(300.4)
Excess tax benefit on share-based compensation	12.9	17.2	26.6
Payments of dividend	(192.0)	(182.8)	(175.8)
Payments for repurchase of common stock	(846.8)	(899.7)	(1,368.2)
Proceeds from stock plans	86.0	100.9	321.5
Other, net	(119.4)	(76.8)	(80.3)

Net Cash Used in Financing Activities	(1,053.8)	(1,040.7)	(583.5)

Effect of exchange rate changes on cash and cash equivalents	(356.3)	(64.4)	(65.2)

Net Increase (Decrease) in Cash and Cash Equivalents	(695.9)	53.7	903.7
Cash and Cash Equivalents at Beginning of Year	1,793.2	1,739.5	835.8

Cash and Cash Equivalents at End of Year	$ 1,097.3	$ 1,793.2	$ 1,739.5

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

     Basis of Accounting. The accompanying consolidated financial statements include the accounts of Omnicom Group Inc. and its domestic and international subsidiaries and are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Intercompany balances and transactions have been eliminated.

     Adoption of XBRL Taxonomy. In December 2008, the SEC issued a final rule that filers adopt Extensible Business Reporting Language (“XBRL”) as the internet standard for providing financial information to the SEC. Under the rule, large accelerated filers are required to furnish their basic financial statements for the period ending after June 15, 2009 to the SEC in XBRL format. XBRL uses a standard taxonomy of predefined data labels for financial statement captions. In the third quarter of 2008, we adapted our financial statement presentation to the XBRL taxonomy. As a result, the titles of certain captions in our basic financial statements have changed and certain prior period amounts have been reclassified to conform to the current period presentation.

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

     Our revenue recognition policies are in compliance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements (“SAB 101”) as updated by SAB 104, Revenue Recognition (“SAB 104”). SAB 101 and SAB 104 summarize certain views of the SEC staff in applying generally accepted accounting principles to revenue recognition in financial statements. In July 2000, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) released Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”). This Issue summarized the EITF’s views on when revenue should be recorded at the gross amount billed because revenue has been earned from the sale of goods or services, or the net amount retained because revenue has been earned from a fee or commission. Additionally, in January 2002, the EITF released Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”). EITF 01-14 summarized the EITF’s views on when out-of-pocket expenses should be characterized as revenue. Our revenue recognition policies are in compliance with SAB 101, SAB 104, EITF 99-19 and EITF 01-14. In the majority of our businesses, we act as an agent and record revenue equal to the net amount retained when the fee or commission is earned.

     Work in Process. Work in process consists principally of costs incurred on behalf of clients when providing advertising, marketing and corporate communications services to clients. Such amounts are invoiced to clients at various times over the course of the production process.

     Cash and Cash Equivalents. Our cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Short-Term Investments. Short-term investments and time deposits with financial institutions consist principally of investments made with our excess cash which we expect to convert into cash in our current operating cycle, generally within one year. Therefore, they are classified as current assets.

     Available-for-Sale Securities. Available-for-sale securities are comprised of investments in publicly traded securities. Available-for-sale securities are carried at fair value based on quoted market prices.

     Cost Method Investments. Cost method long-term investments are primarily comprised of equity interests in privately held service companies where we do not exercise significant influence over the operating and financial policies of the investee. These minority interests are accounted for under the cost method and are included in other assets in our balance sheet. Our noncontrolling interests in these investments are periodically evaluated to determine if there has been other than temporary declines below carrying value. A variety of factors are considered when determining if a decline in fair value below carrying value is other than temporary, including, among others, the financial condition and prospects of the investee, as well as our investment intent.

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

     Treasury Stock. We account for treasury share purchases at cost. The reissuance of treasury shares, primarily in connection with employee share-based compensation plans, is accounted for at average cost. Gains or losses on the reissuance of treasury shares are accounted for as additional paid-in capital and do not affect our reported results of operations.

     Foreign Currency Transactions and Translation. Our financial statements were prepared in accordance with SFAS No. 52, Foreign Currency Translation (“SFAS 52”). All of our foreign subsidiaries use their local currency as their functional currency in accordance with SFAS 52. Accordingly, the currency impacts of the translation of the balance sheets of our foreign subsidiaries to U.S. Dollar statements are included as translation adjustments in accumulated other comprehensive income. The income statements of foreign subsidiaries are translated at average exchange rates for the year. Net foreign currency transaction gains included in pre-tax income were $15.3 million in 2008, $5.6 million in 2007, and $2.1 million in 2006.

     Earnings Per Share. On June 25, 2007, pursuant to a two-for-one stock split which was effected in the form of a 100% stock dividend, each shareholder received one additional share of Omnicom Group Inc. common stock for each share held on June 6, 2007. In connection with the stock split, all earnings per share data, share amounts and other per share data prior to December 31, 2007 have been adjusted to reflect the stock split in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share is based on the above, plus, if dilutive, common share equivalents which include outstanding options and restricted shares. For purposes of computing diluted earnings per share for the years ended December 31, 2008, 2007 and 2006, respectively, 2.4 million shares, 4.4 million shares, and 3.2 million shares were assumed to have been outstanding related to common share equivalents. For the years ended December 31, 2008, 2007 and 2006,

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively, 6.9 million shares, 0.1 million shares, and 4.8 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the stock options were greater than or equal to the average price of our common stock and therefore their inclusion would have been anti-dilutive. The number of shares used in the computations was as follows (shares in millions):

	2008	2007	2006

Basic EPS computation	313.0	326.0	342.9
Diluted EPS computation	315.4	330.4	346.1

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

     Depreciation of Property, Plant and Equipment. Depreciation is computed on a straight-line basis over the estimated useful lives of furniture of seven to ten years and equipment of three to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the terms of the related lease or the estimated useful life of the assets.

     Goodwill and Other Intangibles Assets. In accordance with SFAS 142, goodwill acquired resulting from a business combination is not amortized, but is periodically tested for impairment. Additionally, in accordance with SFAS No. 141, Business Combinations (“SFAS 141”), we allocate the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values including other identifiable intangible assets, as applicable, primarily customer relationships, including the related customer contracts and trade names. See Note 2 for information about our acquisitions.

     In accordance with SFAS 142, we are required to perform an annual impairment test on goodwill balances and intangible assets with indefinite lives. In performing the impairment test for goodwill, SFAS 142 requires that we identify the components of our operating segments that are reporting units and their respective carrying value, estimate the fair value of the reporting units and compare the fair value to the carrying value of the reporting units to determine if there is a potential impairment. We use several market participant measurements to determine fair value, including an industry weighted cost of capital discount rate. This approach utilizes a discounted expected cash flow methodology, consideration of similar and recent transactions and when available and as appropriate, we use comparative market participant measures to supplement our analysis. If there is a potential impairment, SFAS 142 requires that additional analysis be performed to determine the amount of the impairment, if any, to be recorded.

     We perform our impairment test during the second quarter of each year. In determining the fair value of our reporting units, we perform a discounted expected cash flow analysis assuming they could be sold in a nontaxable transaction between willing parties. When comparing the fair value of our reporting units to their carrying value, we include deferred taxes in the carrying value of each of our reporting units. We have concluded that for each year presented in the financial statements, the fair value of the reporting units exceeded their carrying value and we have concluded that goodwill was not impaired. We plan to continue to perform our impairment test during the second quarter of each year unless certain events, as defined in SFAS 142, trigger the need for an earlier evaluation for impairment.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In accordance with paragraph 30 of SFAS 142, we identified our regional reporting units as components of our operating segments, which are our five agency networks. The regional reporting units of each agency network are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our client-centric strategy for delivering services to clients in their regions. We then concluded that for each of our operating segments, their regional reporting units had similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in paragraph 17 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), and the guidance set forth in EITF D-101: Clarification of Reporting Unit Guidance in Paragraph 30 of SFAS No. 142. Consistent with the fundamentals of our business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics, as the main economic components of each agency are the salary and service costs associated with providing professional services, the office and general costs associated with office space and occupancy, and the provision of technology requirements which are generally limited to personal computers, servers and off-the-shelf software. Finally, the expected benefits of our acquisitions are typically shared across multiple agencies and regions as they work together to integrate the acquired agency into our client service strategy.

     Income Taxes. We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Our subsidiaries also file tax returns in various foreign jurisdictions. Our principal foreign jurisdictions include the United Kingdom, France and Germany. We have not provided U.S. deferred income taxes on cumulative earnings of non-U.S. affiliates that have been reinvested indefinitely. A provision has been made for income and withholding taxes on the earnings of international subsidiaries and affiliates that have been distributed. Interest and penalties related to tax positions taken in our tax returns are recorded in income tax expense in our consolidated statements of income.

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

     Employee Share-Based Compensation. Employee share-based compensation, consisting primarily of stock options and restricted stock, is accounted for in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”). We elected, effective January 1, 2004, to account for share-based employee compensation using the fair value method. The fair value of share-based employee compensation is recorded in our consolidated statements of income. In determining the fair value of certain share-based compensation awards, we use certain estimates and assumptions such as expected life, rate of risk free interest, volatility and dividend yield. Pre-tax share-based employee compensation expense for the years ended December 31, 2008, 2007 and 2006, was $59.3 million, $68.7 million and $71.1 million, respectively. Information about our specific awards and stock plans can be found in Note 7.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     On January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) which requires, among other things, that we record share-based compensation expense net of an estimate for awards that are expected to be forfeited. For all unvested awards outstanding at January 1, 2006, we recorded an adjustment to reflect the cumulative effect of this change in accounting principle. The adjustment in the first quarter of 2006 resulted in an increase in our operating profit and net income of $3.6 million and $2.0 million, respectively. Because this adjustment did not have a material effect on our results of operations and financial condition, we did not present this adjustment on an after-tax basis as a cumulative effect of accounting change in our income statement.

     SFAS 123R provided transition alternatives with respect to calculating the hypothetical pool of tax benefits within our additional paid-in capital (the “APIC Pool”) that are available on the adoption date to offset potential future shortfalls. The APIC Pool results from the amount by which cumulative tax deductions for stock-based compensation exceed the cumulative book stock-based compensation expense recognized in our financial statements. We utilized the short-cut method as prescribed by FASB Statement of Position 123R-3 to calculate the APIC Pool.

     Severance. The liability for one-time termination benefits, such as severance pay or benefit payouts, is measured and recognized initially at fair value in the period in which the liability is incurred. Subsequent changes to the liability will be recognized as adjustments in the period of change, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

     Concentration of Credit Risk. We provide marketing and corporate communications services to thousands of clients who operate in nearly every industry sector and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 2.8% of our 2008 consolidated revenue and no other client accounted for more than 2.1% of our 2008 consolidated revenue.

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

     We execute forward foreign exchange contracts in the same currency as the related exposure, whereby 100% correlation is achieved based on spot rates. Gains and losses on derivative financial instruments which are hedges of foreign currency assets or liabilities are recorded at market value and changes in market value are recognized in the statement of income in the current period. Gains and losses on our cross-currency interest rate swaps that were used to hedge our net investments in foreign subsidiaries were recorded to accumulated other comprehensive income as translation adjustments to the extent of changes in the spot exchange rate. The remaining difference was recorded in the statement of income in the current period.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Fair Value of Financial Instruments: On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) for financial assets and liabilities that are required to be measured at fair value. SFAS 157 provides that the measurement of fair value requires the use of techniques based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The inputs create the following fair value hierarchy:

  Level 1 — Quoted prices for identical instruments in active markets.

  Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations where inputs are observable or where significant value drivers are observable.

  Level 3 — Instruments where significant value drivers are unobservable to third parties.

     When available, we use quoted market prices to determine the fair value of our financial instruments and classify such items in Level 1. In some cases, we use quoted market prices for similar instruments in active markets and classify such items in Level 2.

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

2. Business Combinations

     During 2008, we completed 12 acquisitions of new subsidiaries for cash consideration and made additional cash investments in companies in which we already had an ownership interest, none of which were material to our consolidated financial position or results of operations. In addition, we made contingent purchase price payments related to acquisitions completed in prior years. The aggregate cost of these transactions, including cash payments and the assumption of liabilities in 2008 was as follows (dollars in millions):

New and existing subsidiaries and affiliates	$313.3
Contingent purchase price payments	178.9

$492.2

     Valuations of these acquired companies were based on a number of factors, including specialized know-how, reputation, geographic coverage, competitive position and service offerings. Our acquisition strategy has been focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of our various strategic business platforms through the expansion of their geographic area and/or their service capabilities to better serve our clients. Consistent with our acquisition strategy and past practice, most acquisitions completed in 2008 included an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. These contingent purchase price obligations are accrued when the contingency is resolved and payment is certain.

     For each of our acquisitions, we undertake a detailed review to identify other intangible assets and a valuation is performed for all such assets identified. We use several market participant measurements to determine fair value. This approach includes consideration of similar and recent transactions, as well as utilizing discounted expected cash flow methodologies and when available and as appropriate, we use comparative market multiples to supplement our analysis. Like most service businesses, a substantial portion of the intangible asset value that we acquire is the specialized know-how of the workforce, which is treated as part of goodwill and is not required to be valued separately by SFAS 141. The majority of the value of the identifiable intangible assets that we acquire is derived from customer relationships, including the related customer

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contracts, as well as trade names. In executing our acquisition strategy, one of the primary drivers in identifying and executing a specific transaction is the existence of, or the ability to, expand our existing client relationships. The expected benefits of our acquisitions are typically shared across multiple agencies and regions.

     As of December 31, 2008 and 2007, the components of our intangible assets were as follows:

	(Dollars in millions)

	2008			2007

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Intangible assets subject to
SFAS 142 impairment tests:

Goodwill	$7,787.8	$567.6	$7,220.2	$7,946.5	$628.0	$7,318.5

Other identifiable intangible assets
subject to amortization:

Purchased and internally
developed software	$254.8	$191.5	$63.3	$249.9	$187.8	$62.1

Customer related and other	244.6	86.9	157.7	197.4	63.8	133.6

Total	$499.4	$278.4	$221.0	$447.3	$251.6	$195.7

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

3. Debt

Lines of Credit:

     At December 31, 2008 and 2007, we had committed and uncommitted lines of credit aggregating $2,870.1 million and $2,954.9 million, respectively. The unused portion of these credit lines was $2,853.9 million and $2,942.9 million at December 31, 2008 and 2007, respectively.

     We have a $2.5 billion credit facility that expires on June 23, 2011. We have the ability to classify outstanding borrowings, if any, under our credit facility as long-term debt.

     Our credit facility provides back-up liquidity in the event any of our convertible notes are put back to us, as well as support for our commercial paper borrowings. The gross amount of borrowings and repayments under the credit facility during 2008 was $13.4 billion, with an average term of 15 days. During 2007, the amount of gross borrowings and repayments under the credit facility were $875 million with an average term of 24 days. The gross amount of commercial paper issued and redeemed under our commercial paper program during 2008 was $14.7 billion, with an average term of 4.4 days. During 2007, $20.0 billion of commercial paper was issued and redeemed with an average term of 3.2 days. Depending on market conditions at the time, we either issue commercial paper or borrow under our credit facility or our uncommitted lines of credit to manage short-term cash requirements primarily related to changes in our day-to-day working capital requirements. As of December 31, 2008 and 2007, we had no commercial paper borrowings or bank loans outstanding under our credit facility.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Our credit facility is provided by a bank syndicate that includes large global banks such as Citibank, JPMorgan Chase, HSBC, RBS, Deutsche Bank, Bank of America, Societe Generale and BBVA. We also include large regional banks in the U.S. such as US Bancorp, Northern Trust, PNC and Wells Fargo. Additionally, we include banks that have a major presence in countries where we conduct business such as BNP Paribas in France, Sumitomo in Japan, Intesa San Paolo in Italy, Scotia in Canada and ANZ in Australia.

     Recently, several banks that were in our bank syndicate merged with other global financial institutions. Wachovia, comprising a $100 million commitment, merged with Wells Fargo. Wells Fargo is a member of our bank syndicate. In addition, ABN Amro, comprising a $150 million commitment, merged with RBS. RBS was not a member of our bank syndicate prior to the merger with ABN Amro. Additionally, in connection with the global credit crisis, several banks in our bank syndicate received capital infusions from their central governments. In the event that a bank in our syndicate were to default on its obligation to fund its commitment under our credit facility or cease to exist and there was no successor entity, the credit facility provides that the remaining banks in the syndicate would only be required to fund advances requested under the credit facility on a pro rata basis up to their total commitment and the portion of the credit facility provided by the defaulting bank would not be available to us.

     The credit facilities contain financial covenants limiting the ratio of total consolidated indebtedness to total consolidated EBITDA (for purposes of these covenants EBITDA is defined as earnings before interest, taxes, depreciation and amortization) to no more than 3.0 times. In addition, we are required to maintain a minimum ratio of EBITDA to interest expense of at least 5.0 times. At December 31, 2008, our ratio of debt to EBITDA was 1.6 times and our ratio of EBITDA to interest expense was 15.4 times. We were in compliance with these covenants. In addition, the credit facilities do not limit our ability to declare or pay dividends.

Short-Term Borrowings:

     Short-term borrowings of $16.2 million and $12.0 million at December 31, 2008 and 2007, respectively, are primarily comprised of the bank overdrafts of our international subsidiaries. These bank overdrafts are treated as unsecured loans pursuant to our bank agreements. The weighted average interest rate on these bank loans as of December 31, 2008 and 2007 was 8.7% and 5.9%, respectively.

Debt — General:

     Our wholly-owned finance subsidiaries Omnicom Capital Inc. (“OCI”) and Omnicom Finance Inc. (“OFI”) provide funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI and OFI’s assets consist of intercompany loans made to our operating subsidiaries and the related interest receivable. OCI and OFI are co-issuers and co-obligors of our Senior Notes and Convertible Debt. There are no restrictions in the applicable indentures on the ability of OCI, OFI or us to obtain funds from our subsidiaries through dividends, loans or advances. The Senior Notes and Convertible Debt are a joint and several liability of us, OCI and OFI, and we unconditionally guarantee the obligations of OCI and OFI with respect to the Senior Notes and Convertible Debt.

Long-Term Debt:

     Long-term debt outstanding as of December 31, 2008 and 2007 consisted of the following:

	(Dollars in millions)

	2008	2007

Senior Notes — due April 15, 2016	$996.4	$996.0
Other notes and loans at rates from 4.0% to 10.0%,
due through 2012	19.1	19.8

	1,015.5	1,015.8
Less current portion	2.7	2.6

Total long-term debt	$1,012.8	$1,013.2

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In March 2006, we issued $1.0 billion aggregate principal amount of Senior Notes due April 15, 2016 (“Senior Notes”). The gross proceeds from the issuance were $995.1 million. The gross proceeds less fees resulted in a 6.05% yield to maturity. The Senior Notes are senior unsecured notes that rank in equal right of payment with all existing future unsecured indebtedness.

Convertible Debt:

     Convertible debt outstanding as of December 31, 2008 and 2007 consisted of the following:

	(Dollars in millions)

	2008	2007

Convertible Notes — due February 7, 2031	$847.0	$847.0
Convertible Notes — due July 31, 2032	727.0	727.0
Convertible Notes — due June 15, 2033	0.1	0.2
Convertible Notes — due July 1, 2038	467.4	467.3

	2,041.5	2,041.5
Less current portion	—	—

Total convertible debt	$2,041.5	$2,041.5

     In February 2001, we issued $850.0 million aggregate principal amount of Liquid Yield Option Notes due February 7, 2031 (“2031 Notes”). These notes are senior unsecured zero-coupon securities that were convertible at issuance into 15.5 million shares of our common stock, implying a conversion price of $55.01 per common share, subject to normal anti-dilution adjustments. These notes are convertible at a specified ratio only upon the occurrence of certain events, including; if our common shares trade above certain levels, if we effect extraordinary transactions or if our long-term debt credit ratings are downgraded by at least two notches from their December 31, 2008 level of A- to BBB or lower by Standard & Poor’s Ratings Service (“S&P”), or from their December 31, 2008 level of Baa1 to Baa3 or lower by Moody’s Investors Service (“Moody’s”). These events would not, however, result in an adjustment of the number of shares issuable upon conversion. Holders of these notes have the right to put the notes back to us for cash in February of each year and we have agreed not to redeem the notes for cash before February 7, 2009. There are no events that accelerate the noteholders’ put rights. Beginning in February 2006 and every six months thereafter, if the market price of our common shares exceeds certain thresholds, we may be required to pay contingent cash interest for that period. Our initial calculation in February 2006 and subsequent calculations thereafter did not require us to pay contingent cash interest. In prior years, $3.0 million principal amount of notes were put back to us reducing the total outstanding balance to $847.0 million at December 31, 2008. See “Subsequent Event” below.

     In March 2002, we issued $900.0 million aggregate principal amount of Zero Coupon Zero Yield Convertible Notes due July 31, 2032 (“2032 Notes”). The notes are senior unsecured zero-coupon securities that were convertible at issuance into 16.4 million shares of our common stock, implying a conversion price of $55.01 per common share, subject to normal anti-dilution adjustments. These notes are convertible at a specified ratio only upon the occurrence of certain events, including; if our common shares trade above certain levels, if we effect extraordinary transactions or if our long-term debt credit ratings are downgraded at least two notches from their December 31, 2008 level of A- to BBB or lower by S&P, or from their December 31, 2008 level of Baa1 to Baa3 or lower by Moody’s. These events would not, however, result in an adjustment of the number of shares issuable upon conversion. Holders of these notes have the right to put the notes back to us for cash in August of each year and we have agreed not to redeem the notes for cash before July 31, 2009. There are no events that accelerate the noteholders’ put rights. Beginning in August 2007 and every six months thereafter, if the market price of our common shares exceeds certain thresholds, we may be required to pay contingent cash interest for that period. Our initial calculation in August 2007 and subsequent calculations did not require us to pay contingent interest. In prior years, $7.7 million principal amount of notes were put back to us reducing the total outstanding balance at December 31, 2005 to $892.3 million and $165.3 million principal amount of notes were put back to us in 2006 reducing the outstanding balance at December 31, 2006 to $727.0 million.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In June 2003, we issued $600.0 million aggregate principal amount of Zero Coupon Zero Yield Convertible Notes due June 15, 2033 (“2033 Notes”). The notes are senior unsecured obligations that were convertible at issuance into 11.7 million shares of our common stock, implying a conversion price of $51.50 per common share, subject to normal anti-dilution adjustments. These notes are convertible at the specified ratio only upon the occurrence of certain events, including; if our common shares trade above certain levels, if we effect extraordinary transactions or if our long-term debt credit ratings are downgraded from their December 31, 2008 level to Ba1 or lower by Moody’s or BBB- or lower by S&P. The occurrence of these events will not result in an adjustment of the number of shares issuable upon conversion. Holders of these notes have the right to put the notes back to us for cash on June 15, 2010, 2013, 2018, 2023 and on each June 15 annually thereafter through June 15, 2032 and we have a right to redeem the notes for cash beginning on June 15, 2010. There are no events that accelerate the noteholders’ put rights. Beginning in June 2010, if the market price of our common shares exceeds certain thresholds, we may be required to pay contingent cash interest. The majority of the 2033 Notes were amended in June 2006, as discussed below, and the amended notes are referred to as our Zero Coupon Zero Yield Convertible Notes due 2038 (“2038 Notes”).

     Our 2031, 2032, 2033 and 2038 Notes (collectively the “Notes”) provide the noteholders with certain rights that we consider to be embedded derivatives in accordance with SFAS 133. Under SFAS 133, embedded derivatives could be required to be bifurcated and accounted for separately from the underlying host instrument. The noteholders’ rights we considered for bifurcation were: (1) an embedded conversion option to convert the bonds into shares of our common stock; (2) the right to put the Notes back to us for repayment (noteholders’ put right) and our agreement to not call the Notes up to specified dates (no call right); and (3) the right to collect contingent cash interest from us if certain criteria are met. As discussed below, the embedded derivatives were not required to be bifurcated or had no impact on the carrying value of the Notes and accordingly, the Notes are carried at their value due at maturity.

     Specifically, the embedded conversion options qualify for the exception in SFAS 133 covering convertible bonds and we are not required to separately account for the embedded conversion option. Under SFAS 133, the embedded options must meet the criteria of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”) to qualify for the exception. EITF 00-19 required that certain criteria be met for a freestanding derivative in a company’s own stock to be classified as an equity instrument. The embedded conversion options met the criteria in EITF 00-19 and would, if converted, be accounted for in shareholders’ equity as if they were freestanding derivatives. We are not required to separately value and account for the noteholders’ put right and the no call right under SFAS 133 and related interpretation by the Derivatives Implementation Group (DIG) No. B-16. These rights were considered to be clearly and closely related to the underlying Notes and are not contingently exercisable. Additionally, the debt was not issued with a substantial discount or premium. Lastly, the noteholders’ right to collect contingent cash interest is a derivative and is required to be marked to market value each reporting period with changes recorded in interest expense. The value of this right is primarily linked to the price of our common stock and not the debt host contract. Therefore, it is not clearly and closely related to our debt and is required to be separately accounted for under SFAS 133. For each of the Notes at issuance and through December 31, 2005, this right had nominal value. For the periods ended December 31, 2008 and 2007, the value was $0.0 million and $0.7 million, respectively.

     In November 2003, we amended the indenture governing the 2033 Notes. In February 2004, we amended the indentures governing the 2031 Notes and the 2032 Notes. The amendments added two of our wholly-owned finance subsidiaries, Omnicom Capital Inc. and Omnicom Finance Inc., as co-obligors to each convertible note. In August 2004 and November 2004, we amended the indentures governing the 2031 Notes, the 2032 Notes and the 2033 Notes. The amendments to all three indentures were similar with respect to settlement of the notes on put or conversion. We amended the provisions regarding payment to the noteholders in the event of a put. Previously, we could satisfy the put obligation in cash, shares or a combination of both, at our option. The amendments provide that we can only satisfy the put obligation in cash. We also amended the provisions regarding payment to the noteholders in the event the noteholders exercise their conversion right. Previously, we were required to satisfy the conversion obligation of each note by delivering the underlying number of shares, as

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adjusted, into which the note converts. The amendments provide that the conversion obligation is equal to a conversion value determined on the day of conversion, calculated by multiplying the share price at the close of business on that day by the underlying number of shares into which the note converts. We then satisfy the conversion value by paying the initial principal amount of the note in cash and the balance of the conversion value in cash or shares, at our option. This amendment made the notes compliant with EITF 90-19, Convertible Bonds with Issuer Options to Settle for Cash Upon Conversion - “Instrument C” treatment. Further, the amended notes qualified for the exception in SFAS 133, covering convertible bonds and we are not required to separately account for the fair value of the embedded conversion option. The amendments did not change this accounting, accordingly, the notes are carried at their face value. At the same time we amended the indenture provisions governing settlement on put or conversion, we also amended the provisions of 2031 Notes and the 2032 Notes governing the payment of contingent cash interest.

     In February 2006, we offered to pay a supplemental interest payment of $46.25 per $1,000 principal amount of notes to holders of our 2031 Notes as of February 2, 2006 to not put their notes back to us. The noteholders were paid $39.2 million on February 8, 2006. This payment was amortized ratably over a 12-month period to the next put date in accordance with EITF No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”). In February 2007, we did not pay a supplemental interest payment to noteholders of our 2031 Notes and none of the 2031 Notes were put back to us for repayment.

     In June 2006, we offered to pay a supplemental interest payment of $27.50 per $1,000 of our 2033 Notes to holders that did not put their notes back to us and consented to the amendments to the notes and related indenture as of June 27, 2006. The principal amendment extended the maturity of the notes from June 15, 2033 to July 1, 2038. The additional amendments conformed other terms of the notes for the extension of the maturity date, as well as amending the comparable yield. On June 21, 2006, we repurchased $132.5 million of notes that were put to us. With respect to the remaining $467.5 million of notes as of June 30, 2006, noteholders holding a combined amount of $428.1 million of notes consented to the amendments, were paid $27.50 per $1,000 note and their notes were amended. The total supplemental interest payment of $11.7 million was amortized ratably over a twenty-four-month period to the next put date in accordance with EITF 96-19. During the first quarter of 2007, substantially all of the remaining holders of the 2033 Notes exchanged their notes for 2038 Notes reducing the aggregate principal amount of the 2033 Notes outstanding to $0.1 million. No supplemental interest payment or fee was paid to the noteholders who exchanged their notes. In June 2008, none of the 2033 or 2038 Notes were put back to us for repurchase. The next put date for the 2033 and 2038 notes is June 15, 2010.

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

     In February 2008, we offered to pay a supplemental interest payment of $9.00 per $1,000 principal amount of notes to holders of our 2031 Notes as of February 4, 2008 who did not put their notes back to us. None of the 2031 Notes were put back to us and on February 8, 2008, noteholders were paid a total supplemental interest payment of $7.6 million which is being amortized ratably over a 12-month period to the next put date in accordance with EITF 96-19.

     In July 2008, we offered to pay a supplemental interest payment of $25.00 per $1,000 principal amount of notes to holders of our 2032 Notes as of July 31, 2008 and we offered to eliminate Omnicom’s right to redeem the 2032 Notes prior to August 2, 2010, provided that the noteholders deliver a valid consent, agree not to put their notes back to us and waive their rights to contingent cash interest payable from October 31, 2008 through and including August 1, 2010. Substantially all of the noteholders consented to the amendments and all of the

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2032 Notes remain outstanding. Noteholders were paid a total supplemental interest payment totaling $18.1 million that will be amortized ratably over a 12-month period to the next put date in accordance with EITF 96-19.

     In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 provides that issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds at the date of issuance of the instrument between the liability component and the embedded conversion option (the equity component) by first determining the carrying amount of the liability. To calculate this amount, the issuer must determine the fair value of the liability excluding the embedded conversion option and by giving effect to other substantive features, such as put and call options, and then allocating the excess of the initial proceeds to the embedded conversion options. The excess of the principal amount of the liability component over its carrying amount is reported as a debt discount and is amortized as interest expense over the expected life of the instrument using the interest method. FSP APB 14-1 is effective January 1, 2009 and is applied retrospectively to convertible debt instruments that are within the scope of FSP APB 14-1. Our outstanding Convertible Notes came under the scope of FSP APB 14-1 when they were amended in 2004, and as a result, effective January 1, 2009, we will adopt FSP APB 14-1.

     We have evaluated the effect of FSP APB 14-1 on our Convertible Notes and based on our evaluation we would have recorded additional interest expense, net of income taxes, in years 2004, 2005 and 2006 of $28.5 million, representing the fair value of embedded conversion options from the dates of amendment to the first put dates. The amortization of the debt discount is in addition to the amortization, in accordance with EITF 96-19, of the supplemental interest payments, made on our Convertible Notes as previously discussed. Accordingly, because the income statements for the years affected will not be presented as part of these financial statements, upon adoption on January 1, 2009, as prescribed by FSP APB 14-1, we will record a $28.5 million reduction to opening retained earnings, with a corresponding increase in additional paid-in capital.

Subsequent Event:

     On February 9, 2009, holders of $841.2 million aggregate principal amount of our 2031 Notes put their notes to us for purchase at par and $5.8 million of the 2031 Notes remain outstanding. We borrowed $814.4 million under our credit facility and received $26.8 million from unaffiliated equity investors in a partnership we control to fund the purchase of the 2031 Notes. We repurchased and retired $295.2 million aggregate principal amount of the 2031 Notes that had been put. The partnership, formed for the purpose of buying the 2031 Notes, used a portion of our credit facility borrowings and the contributed equity to purchase the remaining $546.0 million aggregate principal amount of the 2031 Notes that were put. The partnership purchased the 2031 Notes intending to sell such notes back into the marketplace over the next 12 months if market conditions permit. The partnership will be consolidated in accordance with Accounting Research Bulleting No. 51, Consolidated Financial Statements, as amended, and FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and as a result, all of the 2031 Notes held by the partnership will be eliminated in consolidation.

Interest Expense:

     For the years ended December 31, 2008, 2007 and 2006, our gross interest expense on our borrowings was $124.6 million, $106.9 million and $124.9 million, respectively. Included in our interest expense in 2008, 2007 and 2006, and described above was $17.1 million, $23.9 million and $71.5 million related to our convertible notes, respectively. Interest expense relative to our Senior Notes was $60.2 million, $60.2 million and $45.5 million in 2008, 2007 and 2006. The remainder of our interest expense in these years was related to our short-term borrowings.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities:

     The aggregate stated maturities of long-term debt and convertible debt as of December 31, 2008, are as follows:

(Dollars in millions)

2009	$2.7
2010	16.1
2011	0.1
2012	0.1
2013	—
2014	—
Thereafter	3,038.0

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

     A summary of our revenue and long-lived assets by geographic area for the years then ended, and as of December 31, 2008, 2007 and 2006 is presented below (dollars in millions):

	Americas	EMEA	Asia/Australia

2008
Revenue	$7,644.7	$4,869.5	$845.7
Long-Lived Assets and Goodwill	5,468.5	2,352.1	119.2
2007
Revenue	$7,392.8	$4,543.7	$757.5
Long-Lived Assets and Goodwill	5,262.7	2,638.5	123.9
2006
Revenue	$6,789.2	$3,909.7	$678.0
Long-Lived Assets and Goodwill	4,978.4	2,395.4	118.0

     The Americas is primarily composed of the U.S., Canada and Latin American countries. EMEA is primarily composed of various Euro currency countries, the United Kingdom, the Middle-East and Africa and other European countries that have not adopted the European Union Monetary standard. Asia/Australia is primarily composed of China, Japan, Korea, Singapore, Australia and other Asian countries.

5. Cost Method Investments

     Our cost method investments are primarily comprised of equity interests of less than 20% in various privately held service companies. This method is used when we own less than a 20% equity interest and do not exercise significant influence over the operating and financial policies of the investee. The total cost basis of these investments as of December 31, 2008 and 2007 was $36.5 million and $41.2 million, respectively and are included in other assets on our balance sheet.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Equity Method Investments

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

     Our equity interest in the net income of these affiliated companies was $42.0 million, $38.4 million and $29.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. Our equity interest in the net assets of these affiliated companies was $162.0 million and $165.8 million at December 31, 2008 and 2007, respectively. Owners of interests in certain of our affiliated companies have the right in certain circumstances to require us to purchase additional ownership interests at fair value as defined in the applicable agreements. The intent of the parties is to approximate fair value at the time of redemption by using a multiple of earnings, which is consistent with generally accepted valuation practices used by market participants in our industry. The terms of these rights vary for each arrangement and the ultimate amount payable in the future also varies based upon the future earnings of the affiliated companies, changes in the applicable foreign currency exchange rates and, if exercised, the timing of the exercise of these rights.

7. Share-Based Compensation Plans

     Our current equity incentive compensation plan was adopted in 2007 (“2007 Incentive Award Plan”) and reserved 37.0 million shares of our common stock for options, restricted stock and other awards. The 2007 Incentive Award Plan also permits reissuance of forfeited shares that were issued as restricted stock awards and option grants under the current and previous plans prior to the adoption of the 2007 Incentive Award Plan. Pursuant to the 2007 Incentive Award Plan, the exercise price of options awarded may not be less than 100% of the market price of the stock at the date of grant and the option term cannot be longer than ten years from the date of grant. The terms of each option and the times at which each option will be exercisable will be determined by the Compensation Committee of the Board of Directors. It is anticipated that the full vesting period for options will generally be three years. Generally our option grants become exercisable 30% on each of the first two anniversary dates of the grant date with the final 40% becoming exercisable three years from the grant date.

     As a result of the adoption of the 2007 Incentive Award Plan in 2007, no new awards may be granted under our previous award plans.

     Our current and previous equity award plans do not permit the holder of an award to elect cash settlement under any circumstances.

     Total pre-tax share-based employee compensation cost for the years ended December 31, 2008, 2007 and 2006, was $59.3 million, $68.7 million and $71.1 million, respectively. Total unamortized share-based compensation at December 31, 2008 was $164.7 million that will be expensed over the next five years.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options:

     Options included under all incentive compensation plans, all of which were approved by our shareholders, for the past three years are:

	2008		2007		2006

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Shares under option, beginning
of year	21,711,535	$38.26	23,881,610	$37.44	31,405,670	$37.03
Options granted under:
2007 Incentive Award Plan	3,520,000	25.48	120,000	52.83	—	—
Previous Equity Incentive Plans	—	—	—	—	100,000	44.40
Options exercised	(1,630,734)	30.40	(2,097,251)	29.43	(7,599,726)	35.82
Options forfeited / repurchased	(202,500)	40.57	(192,824)	41.63	(24,334)	38.23

Shares under option, end of year	23,398,301	$36.87	21,711,535	$38.26	23,881,610	$37.44

Options exercisable at year-end	19,794,301	$38.82	21,591,535	$38.18	15,860,978	$38.87

     The following table summarizes the information above about options outstanding and options exercisable at December 31, 2008:

	Options Outstanding			Options Exercisable

Range of Exercise Prices (in dollars)	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$32.75 to 45.61	3,530,000	1 year	$41.86	3,530,000	$41.86
39.16	1,664,000	1-2 years	39.16	1,664,000	39.16
31.18 to 43.58	12,388,997	2-3 years	36.56	12,388,997	36.56
43.04 to 46.77	2,175,304	3-4 years	46.31	2,175,304	46.31
52.83	120,000	5-6 years	52.83	36,000	52.83
25.48 to 25.80	3,520,000	9-10 years	25.48	—	—

	23,398,301			19,794,301

     The weighted average fair value, calculated on the basis summarized below, of each option granted was $3.78, $8.01 and $8.06 for 2008, 2007 and 2006, respectively. The fair value of each option grant has been determined as of the date of grant using the Black-Scholes option valuation model and are typically amortized to expense over the vesting period. The Black-Scholes assumptions (without adjusting for the risk of forfeiture and lack of liquidity) were as follows:

	2008	2007	2006

Expected option lives	5.0 years	3.5 years	3.5 years
Risk free interest rate	1.5%	4.0%	4.9% – 5.1%
Expected volatility	19.3% – 19.4%	14.7%	16.4% – 16.7%
Dividend yield	2.3%	1.1%	1.1%

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Shares:

     Changes in outstanding shares of restricted stock for the three years ended December 31, 2008 were as follows:

	2008	2007	2006

Restricted shares at beginning of year	4,297,967	4,162,718	4,356,670
Number granted	1,800,992	1,639,761	1,450,706
Number vested	(1,232,061)	(1,243,605)	(1,407,930)
Number forfeited	(392,917)	(260,907)	(236,728)

Restricted shares at end of year	4,473,981	4,297,967	4,162,718

     The weighted average per share grant date fair value of restricted shares was $45.70 at the end of 2008, $44.94 at the end of 2007 and $40.30 at the end of 2006.

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

ESPP:

     We have an employee stock purchase plan (“ESPP”) that enables employees to purchase our common stock through payroll deductions over each plan quarter at 85% of the market price on the last trading day of the plan quarter. On December 1, 2008, the employee purchase price was increased to 95% of the market price on the last trading day of the plan quarter. Purchases are limited to 10% of eligible compensation as defined by the Employee Retirement Income Security Act of 1974 (“ERISA”). During 2008, 2007 and 2006, employees purchased 658,681 shares, 513,429 shares and 551,704 shares, respectively, all of which were treasury shares, for which $22.4 million, $22.2 million and $21.1 million, respectively, was paid to us. At December 31, 2008, 403,782 shares remain reserved for the ESPP.

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

8. Income Taxes

     We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Our subsidiaries also file tax returns in various foreign jurisdictions. The principal foreign jurisdictions include the United Kingdom, France and Germany. The Internal Revenue Service (“IRS”) has completed its examination of our federal tax returns through 2004 and has commenced an examination of our federal tax returns from 2005 through 2007. In addition, our subsidiaries’ tax returns in the United Kingdom, France and Germany have been examined through 2001, 2004 and 2000, respectively.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Income before income taxes and the provision for taxes on income consisted of the amounts shown below:

	Years Ended December 31, (Dollars in millions)

	2008	2007	2006

Income before income taxes:
Domestic	$751.9	$736.2	$684.0
International	863.2	848.9	707.9

Total	$1,615.1	$1,585.1	$1,391.9

Provision for taxes on income:
Current:
Federal	$101.6	$133.8	$171.4
State and local	16.1	12.0	15.9
International	224.0	234.1	189.8

Total Current	341.7	379.9	377.1

Deferred:
Federal	161.6	131.4	62.4
State and local	22.0	7.6	3.9
International	17.4	18.0	23.5

Total Deferred	201.0	157.0	89.8

Total	$542.7	$536.9	$466.9

     Our effective income tax rate varied from the statutory federal income tax rate as a result of the following factors:

	2008	2007	2006

Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local taxes on income, net of
federal income tax benefit	1.5	0.8	0.9
International subsidiaries’ tax rate differentials	(3.7)	(2.8)	(2.3)
Other	0.8	0.9	(0.1)

Effective rate	33.6%	33.9%	33.5%

     Included in income tax expense is $0.7 million, $2.8 million and $1.6 million of interest, net of tax benefit and penalties related to tax positions taken on our tax returns for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was $10.4 million and $10.0 million, respectively.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Deferred tax assets and liabilities as of December 31, 2008 and 2007 consisted of the amounts shown below (dollars in millions):

	2008	2007

Deferred tax assets:
Compensation and severance	$296.6	$329.6
Tax loss and credit carryforwards	215.8	228.6
Basis differences arising from acquisitions	36.7	43.0
Basis differences from short-term assets and liabilities	37.4	32.8
Basis differences arising from investments	10.0	2.6
Other	35.1	31.8

Total deferred tax assets	631.6	668.4
Valuation allowance	(64.1)	(74.4)

Total deferred tax assets net of valuation allowance	$567.5	$594.0

Deferred tax liabilities:
Financial instruments	$416.1	$350.0
Basis differences arising from tangible and deductible
intangible assets	298.1	232.3

Total deferred tax liabilities	$714.2	$582.3

Total deferred tax (liability) asset	$(146.7)	$11.7

     The following table presents information regarding the classification of our net deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 (dollars in millions):

	2008	2007

Assets:
Net current deferred tax assets	$120.2	$146.0
Long-term deferred tax assets, net — international	45.2	40.5

	$165.4	$186.5

Liabilities:
Long-term deferred tax liabilities, net — U.S	$312.1	$174.8

Total deferred tax (liability) asset	$(146.7)	$11.7

     The net current deferred tax assets are included in our balance sheet in other current assets.

     A significant portion of our deferred tax liability provided for financial instruments at December 31, 2008 and 2007 relates to our convertible notes, the majority of which is included in long-term deferred tax liabilities on our balance sheet. The deferred tax liability could become currently due as a result of a put, repurchase, maturity or other event related to the convertible notes.

     We have concluded that it is more likely than not that we will be able to realize our net deferred tax assets in future periods because results of future operations are expected to generate sufficient taxable income. The valuation allowance of $64.1 million and $74.4 million at December 31, 2008 and 2007, respectively, relates to tax loss and credit carryforwards in the U.S. and international jurisdictions. Our tax loss and credit carryforwards are available to us for periods generally in a range of 5 to 20 years, which is in excess of the forecasted utilization of such carryforwards. To the extent that our actual future tax deductions for share-based compensation are less than the deferred tax assets resulting from recording book share-based compensation expense, we expect to have a sufficient pool of windfall tax benefits within our hypothetical additional paid-in-capital (the “APIC Pool”) available to offset any potential future shortfalls. The APIC Pool resulted from the amount by which our prior year tax deductions exceeded the cumulative book share-based compensation expense recognized in our financial statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     We have not provided U.S. deferred income taxes on cumulative earnings of non-U.S. subsidiaries and affiliates that have been reinvested indefinitely. Determination of the amount of this deferred tax liability is not practicable because of the complexities associated with its hypothetical calculation.

     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), that clarifies the accounting and recognition for income tax positions taken or expected to be taken in our tax returns. We adopted FIN 48 on January 1, 2007, and recorded the cumulative effect of a change in accounting principle by recording a decrease in the liability for uncertain tax positions of $1.3 million, that was accounted for as a credit to opening retained earnings. At January 1, 2007, the total liability for uncertain tax positions recorded in our balance sheet in other liabilities was $62.5 million.

     A year-over-year reconciliation of our liability for uncertain tax positions is as follows (dollars in millions):

	2008	2007

Balance at beginning of the year	$67.2	$62.5
Additions:
Current year tax positions	10.7	10.3
Prior year tax positions	7.1	3.4
Reduction of prior year tax positions	(2.0)	—
Settlements	(10.0)	(8.3)
Lapse of statue of limitations	(4.2)	(1.3)
Foreign currency exchange rates	(3.5)	0.6

Balance at the end of the year	$65.3	$67.2

     Approximately $52.3 million and $49.9 million of the consolidated worldwide liability for uncertain tax positions recorded in our balance sheet at December 31, 2008 and 2007, respectively, would affect our effective tax rate upon resolution of the uncertain tax positions.

9. Pension and Other Postretirement Benefits

Defined Contribution Plans

     Our domestic and international subsidiaries primarily provide retirement benefits for their employees through defined contribution plans. Company contributions to the plans, which are determined by the boards of directors of the subsidiaries, vary by subsidiary and have generally been in amounts up to the maximum percentage of total eligible compensation of participating employees that is deductible for income tax purposes. Expenses related to the Company’s contributions to these plans were $96.7 million in 2008, $99.8 million in 2007 and $87.3 million in 2006.

Defined Benefit Plans — Overview

     Certain of our subsidiaries sponsor noncontributory defined benefit pension plans, including two pension plans related to our U.S. businesses and 29 plans related to our non-U.S. businesses. These plans provide benefits to employees based on formulas recognizing length of service and earnings. The U.S. pension plans, which cover approximately 1,500 participants, have been closed to new participants. The non-U.S. pension plans, which cover approximately 5,400 participants, are not covered by ERISA. We account for our defined benefit pension plans in accordance with SFAS No. 87, Employers’ Accounting for Pensions (“SFAS 87”).

     In December 2006, we adopted a Senior Executive Restrictive Covenant and Retention Plan (the “Retention Plan”) for certain executive officers of Omnicom selected to participate by the Compensation Committee of the Board of Directors (“the Committee”). The Retention Plan was adopted to secure

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

non-competition, non-solicitation, non-disparagement and ongoing consulting services from such executive officers, and to strengthen the retention aspect of executive officer compensation. The Retention Plan provides for annual payments to its participants or to their beneficiaries upon termination following at least seven years of service with Omnicom or its subsidiaries. A participant’s annual benefit is payable for the 15 consecutive calendar years following termination, but in no event prior to age 55 and is equal to the lesser of (i) the participant’s final average pay times an applicable percentage, which is based upon the executive’s years of service as an executive officer, not to exceed 35% or (ii) $1.25 million. The Retention Plan is accounted for in accordance with SFAS 87.

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

Defined Benefit Plans

     The components of net periodic benefit cost for the three years ended December 31, 2008 are as follows (dollars in millions):

	2008	2007	2006

Service cost	$7.1	$6.4	$6.8
Interest cost	7.0	6.5	4.8
Expected return on plan assets	(5.4)	(5.3)	(4.8)
Amortization of prior service cost	2.1	2.4	0.1
Amortization of actuarial (gains) losses	0.8	1.2	1.4
Curtailments and settlements	0.8	—	—
Other	—	—	0.1

Total cost	$12.4	$11.2	$8.4

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Included in accumulated other comprehensive income at December 31, 2008 and 2007 were unrecognized actuarial gains and losses, and unrecognized prior service cost of $48.7 million, $30.2 million net of tax and $37.0 million, $22.1 million net of tax, respectively, that have not yet been recognized in the net periodic benefit cost related to our defined benefit plan.

     The unrecognized actuarial gains and losses and unrecognized prior service cost included in accumulated other comprehensive income, and expected to be recognized in net periodic benefit cost during the fiscal year ended December 31, 2009, is $3.5 million.

     The weighted average assumptions used to determine the net periodic benefit cost for our U.S. and non-U.S. defined benefit plans for the three years ended December 31, 2008 were:

	2008	2007	2006

Discount rate	5.09%	5.17%	4.67%
Compensation increases	3.19%	3.17%	3.17%
Expected return on assets	5.77%	6.01%	6.50%

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

     Our funding policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in the applicable employee benefit and tax laws that the plans are subject to, plus such additional amounts as we may determine to be appropriate. In 2008, 2007 and 2006, we contributed $5.9 million, $11.6 million and $9.5 million, respectively, to our defined benefit plans. We do not expect our 2009 contributions to differ materially from 2008.

     The weighted average asset allocations at December 31, 2008 and 2007 were:

	2008		2007

	Target Allocation	Actual Allocation	Actual Allocation

U.S. equity securities	29%	26%	38%
Non-U.S. equity securities	13	11	24
Debt securities	22	22	24
Other	36	41	14

Total	100%	100%	100%

     Our investment policies and strategies for our defined benefit plans are to maximize returns subject to risk management policies.

     The estimated future benefit payments expected to be paid are as follows (dollars in millions):

2009	2010	2011	2012	2013	2014-2018	Thereafter

$ 21.2	$4.3	$4.0	$4.4	$6.7	$35.3	$58.3

     Included in the 2009 estimated future benefits to be paid is $15.0 million related to a plan sponsored by a non-U.S. business that was terminated at the end of 2008. The termination resulted in a curtailment loss and a settlement gain, the net result being a $0.3 million loss. Distributions to the plan participants were paid in January 2009.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     At December 31, 2008 and 2007, the benefit obligations, fair value of assets and the funded status of our defined benefit plans were (dollars in millions):

	2008	2007

Benefit Obligation
Benefit obligation at January 1	$135.8	$135.6
Service cost	7.1	6.4
Interest cost	7.0	6.5
Plan amendments	(4.1)	(3.4)
Actuarial (gains) losses	(6.4)	(3.2)
Benefits paid	(7.1)	(11.7)
Plan adoption	—	—
Foreign currency exchange rates	1.9	5.6

Benefit obligation at December 31	$134.2	$135.8

Fair Value of Assets
Fair value of assets at January 1	$84.1	$79.5
Actual return on plan assets	(19.9)	1.9
Employer contributions	5.9	11.6
Benefits paid	(7.1)	(11.7)
Foreign currency exchange rates	1.4	2.8

Fair value of assets at December 31	$64.4	$84.1

Funded Status
Unfunded status at December 31	$(69.8)	$(51.7)

     The accumulated benefit obligations for our defined benefit plans at December 31, 2008 and 2007 were $124.6 million and $119.2 million, respectively.

     At December 31, 2008 and 2007, the amounts related to our defined benefit plans recognized in our consolidated balance sheets were (dollars in millions):

	2008	2007

Other assets	$0.7	$10.3
Other current liabilities	(2.8)	(0.5)
Other long-term liabilities	(67.7)	(61.5)

Net liability	$(69.8)	$(51.7)

     At December 31, 2008 and 2007, our defined benefit plans with benefit obligations in excess of plan assets were (dollars in millions):

	2008	2007

Benefit obligation	$125.2	$101.7
Plan assets	54.6	39.7

Net liability	$70.6	$62.0

     We use a December 31 measurement date to determine the plan assets and benefit obligation for our defined benefit plans.

     The weighted average assumptions used to determine the benefit obligation for our U.S. and non-U.S. defined benefit plans at December 31, 2008 and 2007 were:

	2008	2007

Discount rate	5.01%	5.14%
Compensation increases	3.20%	3.64%

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Postemployment Arrangements

     The components of net periodic benefit cost, calculated by applying SFAS 112 and the recognition and measurement provisions of SFAS 87, for the three years ended December 31, 2008 are as follows (dollars in millions):

	2008	2007	2006

Service cost	$2.0	$2.0	$2.4
Interest cost	4.2	4.2	4.0
Expected return on plan assets	N/A	N/A	N/A
Amortization of prior service cost	0.6	0.4	0.4
Amortization of actuarial (gains) losses	0.3	0.1	0.8
Other	—	—	(0.1)

Total cost	$7.1	$6.7	$7.5

     Included in accumulated other comprehensive income at December, 31, 2008 and 2007 were unrecognized actuarial gains and losses, and unrecognized prior services cost of $21.2 million, $12.7 million net of tax and $16.0 million, $9.6 million net of tax, respectively, that have not yet been recognized in the net periodic benefit cost related to our postemployment arrangements.

     The unrecognized actuarial gains and losses and unrecognized prior service cost included in accumulated other comprehensive income, and expected to be recognized in net periodic benefit cost during the fiscal year ended December 31, 2009, is $1.3 million.

     The weighted average assumptions used to determine the net periodic benefit cost for our postemployment arrangements for the three years ended December 31, 2008 were:

	2008	2007	2006

Discount rate	5.75%	5.75%	5.50%
Compensation increases	3.50%	3.50%	3.50%
Expected return on assets	N/A	N/A	N/A

     We amortize experience gains and losses and effects of changes in actuarial assumptions over a period no longer than the expected average future service of active employees.

     The estimated future benefit payments expected to be paid are as follows (dollars in millions):

2009	2010	2011	2012	2013	2014-2018	Thereafter

$11.5	$10.2	$9.8	$9.1	$8.8	$30.1	$7.1

     Our postemployment arrangements are unfunded and benefits are paid when due. The benefit obligation is recognized as a liability in our consolidated balance sheets. At December 31, 2008 and 2007, the benefit obligation for postemployment arrangements was (dollars in millions):

	2008	2007

Benefit Obligation
Benefit obligation at January 1	$83.8	$76.6
Service cost	2.0	2.0
Interest cost	4.2	4.2
Plan amendment	0.7	1.4
Actuarial (gains) losses	5.5	8.3
Benefits paid	(9.6)	(8.7)

Benefit obligation at December 31	$86.6	$83.8

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     At December 31, 2008 and 2007, the liability for postemployment arrangements was classified as follows (dollars in millions):

	2008	2007

Other current liabilities	$11.5	$9.6
Other long-term liabilities	75.1	74.2

Benefit obligation at December 31	$86.6	$83.8

     The weighted average assumptions used to determine the benefit obligation for our postemployment arrangements at December 31, 2008 and 2007 were:

	2008	2007

Discount rate	5.25%	5.75%
Compensation increases	3.50%	3.50%

10. Supplemental Financial Data

     The components of operating expenses for the three years ended December 31, 2008 were (dollars in millions):

	2008	2007	2006

Salary and service costs	$9,560.2	$9,008.2	$8,087.8
Office and general expenses	2,110.3	2,026.7	1,805.6

Total operating expenses	$11,670.5	$11,034.9	$9,893.4

     Supplemental cash flow data for the three years ended December 31, 2008 were (dollars in millions):

	2008	2007	2006

(Increase) decrease in accounts receivable	$689.9	$(508.7)	$(358.1)
(Increase) decrease in work in progress
and other current assets	59.2	(23.7)	(265.3)
Increase (decrease) in accounts payable	(778.3)	450.3	864.9
Increase (decrease) in customer advances
and other current liabilities	(89.8)	18.2	313.6
Change in other assets and liabilities, net	107.0	307.7	9.4

Total (decrease) increase in operating capital	$(12.0)	$243.8	$564.5

Income taxes paid	$411.4	$303.5	$409.8
Interest paid	126.3	87.7	114.3

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingent Liabilities

Leases:

     We lease substantially all our office facilities and certain equipment under operating and capital leases that expire at various dates. Certain operating leases provide us with the option to renew for additional periods. Where operating leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. Leasehold improvements made at inception or during the lease term are amortized over the shorter of the asset life or the lease term, which may include renewal periods where the renewal is reasonably assured, as defined in SFAS No. 13, Accounting for Leases, as amended by SFAS No. 98, and is included in the determination of straight-line rent expense. Certain operating leases require the payment of real estate taxes or other occupancy costs, which may be subject to escalation. Rent expense for the years ended December 31, 2008, 2007 and 2006 was (dollars in millions):

	2008	2007	2006

Office rent	$409.7	$407.1	$374.2
Third party sublease	(22.8)	(22.4)	(22.3)

Total office rent	386.9	384.7	351.9
Equipment rent	103.7	110.3	113.8

Total rent	$490.6	$495.0	$465.7

     Future minimum office and equipment base rents under terms of non-cancelable operating and capital leases, reduced by rents to be received from existing non-cancelable subleases, are as follows (dollars in millions):

	Operating Leases

	Gross Rent	Sublease Rent	Net Rent

2009	$442.3	$(12.6)	$429.7
2010	368.0	(8.2)	359.8
2011	289.9	(4.7)	285.2
2012	236.0	(2.5)	233.5
2013	188.1	(1.3)	186.8
Thereafter	671.0	(2.4)	668.6

Total	$2,195.3	$(31.7)	$2,163.6

Capital Leases

2009	$14.1
2010	13.3
2011	5.9
2012	2.5
2013	2.3
Thereafter	3.5

Total minimum lease payments	$41.6

     After deducting $3.7 million, which represents the interest component of the minimum lease payments, from our capital lease payments of $41.6 million, the present obligation of the minimum lease payments at December 31, 2008 was $37.9 million. At December 31, 2008, the current and long-term portions of our capital lease obligation were $12.9 million and $25.0 million, respectively.

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

     The redemption features are embedded in the shares owned by the minority shareholders and are not freestanding. As a result, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, does not apply. Additionally, the embedded redemption features do not fall within the scope of EITF Issue No. 00-4, Majority Owner’s Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Minority Interest in That Subsidiary, because they do not represent a de facto financing. Consistent with Accounting Research Bulletin No. 51, Consolidated Financial Statements, minority interests have been recorded on the balance sheet at historical cost plus an allocation of subsidiary earnings based on ownership interests, less dividends paid to the minority shareholders.

     Historically, we have provided a description and an estimate of the redemption features. Although EITF Topic No. D-98, Classification and Measurement of Redeemable Securities (“EITF D-98”), does not specifically address contingently redeemable minority interests, we considered applying it by analogy to our redeemable minority interests. Had we applied EITF D-98, we would have reported our minority interests at the higher of their carrying value or their redemption fair value by recording the accretion to fair value through a direct adjustment to shareholders’ equity with no impact on earnings. Further, had we applied EITF D-98 upon redemption, any prior adjustments to accrete minority interests to their redemption value, had we recorded them, would have been reversed as a direct adjustment to shareholders’ equity with no impact on earnings.

     Assuming that the subsidiaries perform over the relevant future periods at the profit levels at which they performed in the previous twelve months, the aggregate amount we could be required to pay in future periods is approximately $201 million, $138 million of which relates to obligations that are currently exercisable. The ultimate amount payable relating to these transactions will vary because it is primarily dependent on the future results of operations of the subject businesses and the timing of the exercise of these rights and changes in the applicable foreign currency exchange rates. The actual amount that we pay is likely to be different from this estimate and the difference could be significant. If these rights are exercised, there would likely be an increase in our net income subsequent to the exercise as a result of our increased ownership and the reduction of minority interest expense. The obligations that exist for these agreements as of December 31, 2008, calculated using the assumptions above, are as follows (dollars in millions):

	Currently	Not Currently
	Exercisable	Exercisable	Total

Subsidiary agencies	$138	$63	$201

     As a result of an amendment made to EITF D-98, we will be required, effective January 1, 2009, to record an estimate of the redemption fair value of our minority shareholders’ interests of $201 million on our balance sheet through a direct reduction of shareholders’ equity. There will be no impact on earnings upon adoption. Additionally, changes in the redemption value will be remeasured through shareholders’ equity in future reporting periods with no impact on earnings.

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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     In addition, on June 28, 2002, a derivative action was filed on behalf of Omnicom in New York state court. On February 18, 2005, a second shareholder derivative action, again purportedly brought on behalf of the Company, was filed in New York state court. The derivative actions have been consolidated before one New York State Justice and the plaintiffs have filed an amended consolidated complaint. The consolidated derivative complaint questions the business judgment of certain current and former directors of Omnicom, by challenging, among other things, the valuation of and accounting for the internet investments made by Communicade and the contribution of those investments to Seneca. The consolidated complaint alleges that the defendants breached their fiduciary duties of good faith. The lawsuit seeks from the directors the amount of profits received from selling Omnicom stock and other unspecified damages to be paid to the Company, as well as costs and attorneys’ fees. The defendants moved to dismiss the derivative complaint on the procedural ground that plaintiffs had failed to make a demand on the board. On June 27, 2006, the trial court entered a decision denying the motion to dismiss. The decision did not address the merits of the allegations, but rather accepted the allegations as true for the purposes of the motion (as the Court was required to do) and excused plaintiffs from making a demand on the board. In the first quarter of 2007, defendants appealed the trial court’s decision. On September 25, 2007, the New York Supreme Court, Appellate Division, First Department issued a decision reversing the trial court and dismissing the derivative claims. Plaintiffs served defendants with a motion seeking reargument of the appeal or, in the alternative, permission to appeal the decision to the Court of Appeals, New York’s highest court. On January 31, 2008, the court denied the plaintiff’s motion. We believe the matter is concluded.

     We are also involved from time to time in various legal proceedings in the ordinary course of business. We do not presently expect that these proceedings will have a material adverse effect on our consolidated financial position or results of operations.

12. Fair Value of Financial Instruments

     In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurement. On January 1, 2008, we adopted SFAS 157 for our financial assets and liabilities that are required to be measured at fair value and the adoption of SFAS 157 did not have a significant effect on our results of operations or financial position.

     In February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”), which delayed the implementation of SFAS 157 until January 1, 2009 for nonfinancial assets and liabilities that are not required to be measured at fair value on a recurring basis. Pursuant to FSP 157-2, we will adopt SFAS 157 for our

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

nonfinancial assets and liabilities that include goodwill and our identifiable intangible assets on January 1, 2009. We do not believe that the adoption of SFAS 157 for our nonfinancial assets and liabilities will have a significant impact on our results of operations or financial condition.

     SFAS 157 provides that the measurement of fair value requires the use of techniques based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The inputs create the following fair value hierarchy:

  Level 1 — Quoted prices for identical instruments in active markets.

  Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations where inputs are observable or where significant value drivers are observable.

  Level 3 — Instruments where significant value drivers are unobservable to third parties.

     When available, we used quoted market prices to determine fair value and classify such items in Level 1. In some cases, we used quoted market prices for similar instruments in active markets (forward foreign exchange contracts) and classify such items in Level 2.

     The following table presents certain information for our financial assets that are measured at fair value on a recurring basis at December 31, 2008 (dollars in millions):

	Level 1	Level 2	Level 3	Total

Available-for-sale securities	$14.2	—	—	$14.2
Forward foreign exchange contracts	—	$15.8	—	15.8

     Available-for-sale securities are included in other assets and forward foreign exchange contracts are included in other current assets on our consolidated balance sheet at December 31, 2008.

     The following table presents the carrying amounts and fair values of our financial instruments at December 31, 2008 and 2007 (dollars in millions). Amounts in parentheses represent liabilities.

	2008		2007

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$1,097.3	$1,097.3	$1,793.2	$1,793.2
Short-term investments	15.1	15.1	47.8	47.8
Available-for-sale securities	14.2	14.2	5.4	5.4
Cost method investments	36.5	36.5	41.2	41.2
Long-term debt and convertible debt	(3,057.0)	(2,827.8)	(3,057.3)	(3,147.3)
Financial commitments:
Cross-currency interest rate swaps	—	—	(74.9)	(74.9)
Forward foreign exchange contracts	15.8	15.8	2.4	2.4
Guarantees	—	(0.3)	—	(0.9)

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Short-term investments:

     Short-term investments consist primarily of time deposits with financial institutions and other investments made with our excess cash which we expect to convert into cash in our current operating cycle, generally within one year. Investments are carried at quoted market prices.

Available-for-sale securities:

     Available-for-sale securities are carried at quoted market prices.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cost Method investments:

     Cost method investments are carried at cost, which approximates fair value. See Note 5 for additional information about these investments.

Long-term debt and convertible debt:

     A portion of our long-term debt includes floating rate debt, the carrying value of which approximates fair value. Our long-term debt includes convertible notes and fixed rate debt. The fair value of these instruments was determined by reference to quoted market prices.

Financial commitments:

     The estimated fair values of derivative positions in cross-currency interest rate swaps and forward foreign exchange contracts are based upon quotations received from third party banks and represent the net amount required to terminate the positions, taking into consideration market rates and counterparty credit risk. The fair values of guarantees are based upon the contractual amount of the underlying instruments. The guarantees, which relate to equipment leases, were issued by us for affiliated companies.

13. Derivative Instruments and Hedging Activities

     SFAS No. 133 establishes accounting and reporting standards requiring that derivative instruments which meet the SFAS 133 definition of a derivative (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.

     Our derivative activities are confined to risk management activities related to our international operations. We enter into short-term forward foreign exchange contracts which mitigate the foreign exchange risk of our intercompany cash movements between subsidiaries operating in different currency markets from that of our treasury centers from which they borrow or invest. Changes in market value of the forward contracts are included in the income statement and are offset by the corresponding change in value of the underlying asset or liability being hedged. The terms of these contracts are generally 90 days or less. At December 31, 2008 and 2007, the aggregate amount of intercompany receivables and payables subject to this hedge program was $588.2 million and $246.9 million, respectively. The table below summarizes by major currency the notional principal amounts of the Company’s forward foreign exchange contracts outstanding at December 31, 2008 and 2007. The “buy” amounts represent the U.S. Dollar equivalent of commitments to purchase the respective currency, and the “sell” amounts represent the U.S. Dollar equivalent of commitments to sell the respective currency. See Note 12 for a discussion of the value of these instruments.

	(Dollars in millions) Notional Principal Amount

	2008		2007

	Company Buys	Company Sells	Company Buys	Company Sells

U.S. Dollar	$51.2	$214.7	$4.9	$93.7
British Pound	9.8	1.8	8.8	4.8
Euro	3.8	7.8	20.7	17.1
Japanese Yen	186.1	57.2	85.9	0.8
Other	51.0	4.8	3.9	6.3

Total	$301.9	$286.3	$124.2	$122.7

     We manage the foreign exchange fluctuations that may be caused by our intercompany cash movements by entering into short-term forward foreign exchange contracts which mitigate the foreign exchange risk of the U.S. Dollar commercial paper issued by our London treasury center, whose functional currency is the British Pound. At December 31, 2008, we had no forward contracts outstanding relating to this activity as there was no commercial paper outstanding.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     We have established a centralized reporting system to evaluate the effects of changes in interest rates, currency exchange rates and other relevant market risks. We periodically determine the potential loss from market risk by performing a value-at-risk computation. Value-at-risk analysis is a statistical model that utilizes historic currency exchange and interest rate data to measure the potential impact on future earnings of our existing portfolio of derivative financial instruments. The value-at-risk analysis we performed on our December 31, 2008 portfolio of derivative financial instruments indicated that the risk of loss was immaterial. Counterparty risk arises from the inability of a counterparty to meet its obligations. To mitigate counterparty risk, we entered into derivative contracts with major well-known banks and financial institutions that have credit ratings at least equal to our credit rating.

     The foreign currency and swap contracts that existed during 2008 and 2007 were entered into for the purpose of seeking to mitigate the risk of certain specific adverse currency risks. As a result of these financial instruments, we reduced financial risk in exchange for foregoing any gain (reward) that might have occurred if the markets moved favorably. In using these contracts, management exchanged the risks of the financial markets for counterparty risk.

     During 2008, we terminated all of our Euro and Yen cross currency interest rate swaps. The effect on our results of operations was not significant. The payment made to terminate the swaps and settle the liability of $50.8 million is reflected as a component of other investing activities in our consolidated statement of cash flows. These swaps were used to effectively hedge our net investment in certain Euro denominated and Yen denominated subsidiaries.

14. New Accounting Pronouncements

     The following pronouncements were either issued by the FASB or adopted by us in 2006, 2007 and 2008, and impacted our financial statements as discussed below:

  SFAS No. 123 (Revised 2004) — Share Based Payment (“SFAS 123R”),

  SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”),

  SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”),

  SFAS No. 157, Fair Value Measurements (“SFAS 157”),

  SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”),

  SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”),

  SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”), and

  SFAS No. 161, Disclosure About Derivative Instruments and Hedging Activities (“SFAS 161”).

     On January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) that requires, among other things, that we record share-based compensation expense net of an estimate for awards that are expected to be forfeited. For all unvested awards outstanding at January 1, 2006, we recorded an adjustment to reflect the cumulative effect of this change in accounting principle. The adjustment in the first quarter of 2006 resulted in an increase in our operating profit and net income of $3.6 million and $2.0 million, respectively. Because this adjustment did not have a material effect on our results of operations and financial condition, we did not present this adjustment on an after-tax basis as a cumulative effect of accounting change in our income statement.

     In December 2007, the FASB issued SFAS 141R that will change the current accounting and financial reporting for business combinations. SFAS 141R will be effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited and SFAS 141R is to applied prospectively to business combinations entered

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

into after January 1, 2009, except as it relates to certain income tax matters. We will adopt SFAS 141R on January 1, 2009. However, we are not yet in a position to assess the full impact and related disclosure. SFAS 141R will require, among other things that: the acquirer record 100% of the assets acquired and liabilities assumed even when less than 100% of the target is acquired; all transaction costs will be expensed as incurred; and, a liability for contingent purchase price obligations (earn-outs), if any, be recorded at the acquisition date and will be remeasured at fair value and included in earnings in each subsequent reporting period.

     SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our consolidated results of operations or financial condition.

     SFAS 157 was adopted as of January 1, 2008 for our financial assets and liabilities and is discussed in Note 12 to our consolidated financial statements. The adoption of SFAS 157 for our nonfinancial assets and liabilities is also discussed in Note 12.

     SFAS 158 was adopted as of December 31, 2006 and is discussed in Note 9 to our consolidated financial statements.

     In February 2007, the FASB released SFAS 159, which was effective on January 1, 2008. SFAS 159 permits entities to choose to measure most financial instruments and certain other items at fair value and the adoption of SFAS 159 was optional. We did not adopt SFAS 159 and we continue to account for our long-term debt at amortized cost. SFAS 159 does not apply to our convertible notes.

     In December 2007, the FASB issued SFAS 160 that will change the current accounting and financial reporting for noncontrolling (minority) interests. SFAS 160 will be effective for fiscal years beginning after December 15, 2008. We will adopt SFAS 160 on January 1, 2009. SFAS 160 will require that noncontrolling (minority) interests be reported in our consolidated balance sheets within equity and separate from the parent’s equity. It also will require that any increases or decreases in ownership interests in a subsidiary that do not result in a loss of control be accounted for as equity transactions and as a result, any difference between the amount by which the noncontrolling (minority) interest is adjusted and the fair value of the consideration paid or received, if any, would be recognized directly in equity attributable to the controlling interest. Further, SFAS 160 provides that our consolidated net income include amounts attributable to the noncontrolling interests.

     In March 2008, the FASB issued SFAS 161 which expands the disclosure requirements of derivative instruments and hedging activities to require more qualitative and quantitative information. SFAS 161 will be effective January 1, 2009 and we are currently assessing the impact on our disclosures for our derivative instruments and hedging activities.

     In July 2006, the FASB released FIN 48 which is discussed in Note 8 to our consolidated financial statements.

     In May 2008, the FASB issued FSP APB 14-1, which is discussed in Note 3 to our consolidated financial statements.

     In 2008, the Emerging Issues Task Force (“EITF”) of the FASB amended EITF Topic No. D-98, Classification and Measurement of Redeemable Securities (“EITF D-98”) to address contingently redeemable minority interests. Effective January 1, 2009, we will adopt EITF D-98. The effect of the adoption is discussed in Note 11 to our consolidated financial statements.

     In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that all outstanding unvested share-based payments that contain rights to non-forfeitable dividends participate in the undistributed earnings with the common shareholders and are therefore participating securities. Companies with participating securities are required to apply the two-class method in calculating basic and diluted earnings per share. FSP EITF 03-6-1 is effective January 1, 2009 and early adoption is prohibited. We are currently evaluating the effect of FSP EITF 03-6-1, but we do not believe that it will have a material effect on our earnings per share.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     The FASB issued several FASB Staff Positions (“FSP”) during 2006, 2007 and 2008 covering several topics that impact our financial statements. These topics include:

  other-than-temporary impairment of certain investments (“FSP FAS 115-1” and “FSP FAS 124-1”),

  the classification of freestanding instruments (“FSP FAS 123(R)-1”),

  the clarification and definition of grant date (“FSP FAS 123(R)-2”),

  the transition election related to the tax effects of share-based awards (“FSP FAS 123(R)-3”),

  the clarification of FSP FAS 123(R)-1 (“FSP FAS 123(R)-5”),

  the clarification of current requirements for fair value measurement (“FSP FAS 141-b”, “FSP FAS 142-e” and “FSP FAS 144-b”),

  guidance in determining the variability to be considered in applying FASB Interpretation No. 46(R) (“FSP FIN 46(R)-6”),

  guidance in applying the initial adoption of FIN 48 (“FSP FIN 48-1”),

  accounting for freestanding financial instruments issued as employee compensation (“FSP EITF 00-19-1”),

  accounting for registration payment arrangements (“FSP EITF 00-19-2”),

  accounting for other-than-temporary impairment on certain investments (“FSP EITF Issue 03-1-1”),

  determining if instruments granted in share-based payment transactions are participating securities (“FSP EITF 03-6-a”), and accounting for other comprehensive income of an investee upon loss of significant influence (“FSP APB 18-1”).

     The application of these FSPs did not have a material impact on our consolidated result of operations or financial condition.

     The Emerging Issues Task Force (“EITF”) of the FASB released guidance in 2006, 2007 and 2008 covering several topics that impact our financial statements. These topics include:

  revenue arrangements with multiple deliverables (“EITF 00-21”),

  application of equity method accounting to investments other than common stock (“EITF 02-14”),

  vendor rebates (“EITF 02-16”),

  customer relationship intangible assets acquired (“EITF 02-17”),

  other-than-temporary impairment related to certain investments (“EITF 03-1”),

  participating securities and the two-class method (“EITF 03-6”),

  reporting impairment or disposal of long-lived assets (“EITF 03-13”),

  accounting for investments in limited liability companies (“EITF 03-16”),

  accounting for pre-existing relationships with a business combination (“EITF 04-1”),

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  the effect of contingently convertible debt on diluted earnings per share (“EITF 04-8”),

  aggregation of operating segments (“EITF 04-10”),

  accounting for certain derivative instruments (“EITF 05-2”),

  determining amortization periods for leasehold improvement (“EITF 05-6”),

  accounting for modifications to conversion options embedded in debt instruments (“EITF 05-7”),

  income tax consequences of issuing convertible debt with beneficial conversion features (“EITF 05- 8”),

  accounting for sabbatical leave and similar benefits (“EITF 06-2”),

  accounting for taxes collected from customers and remitted (“EITF 06-3”),

  accounting for a modification (or exchange) of convertible debt instruments (“EITF 06-06”), and accounting for income tax benefits on dividends on share-based payment awards (“EITF 06-11”).

     The application of these guidance topics did not have a material impact on our consolidated results of operations or financial condition.

OMNICOM GROUP INC. AND SUBSIDIARIES
Quarterly Results of Operations (Unaudited)

     The following table sets forth a summary of the Company’s unaudited quarterly results of operations for the years ended December 31, 2008 and 2007, in millions of dollars, except for per share amounts.

	Quarter

	First	Second	Third	Fourth

Revenue
2008	$3,195.4	$3,476.9	$3,316.2	$3,371.3
2007	2,840.6	3,126.1	3,101.4	3,626.0

Operating Profit
2008	350.8	516.8	373.4	448.4
2007	315.5	461.6	350.2	531.9

Net Income
2008	208.7	307.0	213.6	271.0
2007	183.0	276.7	202.2	313.9

Net Income Per Share — Basic
2008	0.65	0.97	0.69	0.88
2007	0.55	0.85	0.62	0.97

Net Income Per Share — Diluted
2008	0.65	0.96	0.69	0.88
2007	0.55	0.84	0.62	0.96

Schedule II

OMNICOM GROUP INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2008
(Dollars in millions)

Column A	Column B	Column C	Column D	Column D	Column E

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectible Receivables (1)	Translation Adjustments (Increase) Decrease	Balance at End of Period

Valuation accounts deducted from
assets to which they apply —
Allowance for doubtful accounts:
December 31, 2008	$54.7	$26.5	$17.9	$3.4	$59.9
December 31, 2007	50.5	21.2	19.5	(2.5)	54.7
December 31, 2006	53.9	10.7	16.6	(2.5)	50.5

(1)	Net of acquisition date balances in allowance for doubtful accounts of companies acquired of $0.1 million, $0.4 million and $0.1 million in 2008, 2007 and 2006, respectively.

S-1