Form 10-Q
period 2009-03-31
OMNICOM GROUP INC
filed 2009-04-29
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

Commission File Number: 1-10551

OMNICOM GROUP INC.
(Exact name of registrant as specified in its charter)

New York	13-1514814
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

437 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	X	Accelerated filer

Non-accelerated filer*		Smaller reporting company

* (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

As of April 20, 2009, 310,845,000 shares of Omnicom Common Stock, $0.15, par value were outstanding.

OMNICOM GROUP INC. AND SUBSIDIARIES
INDEX

PART I.	FINANCIAL INFORMATION
		Page No.
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets - March 31, 2009 and December 31, 2008	1
	Condensed Consolidated Statements of Income - Three Months Ended March 31, 2009 and 2008	2
	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2009 and 2008	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	30
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 6.	Exhibits	31
	Signatures	32
	Certifications

Forward-Looking Statements

     Certain of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. These statements relate to future events or future financial performance and involve known and unknown risks and other factors that may cause our actual or our industry’s results, levels of activity or achievement to be materially different from those expressed or implied by any forward-looking statements. These risks and uncertainties, which are described in our 2008 Annual Report on Form 10-K under Item 1A - Risk Factors and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations include, but are not limited to, our future financial condition and results of operations, the continuing global economic recession and credit crisis, losses on media purchases on behalf of clients, reductions in client spending and/or a slowdown in client payments, competitive factors, changes in client communication requirements, the hiring and retention of personnel, our ability to attract new clients and retain existing clients, changes in government regulations impacting our advertising and marketing strategies, risks associated with assumptions we make in connection with our critical accounting estimates, and our international operations, which are subject to the risks of currency fluctuations and exchange controls. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are present expectations. We undertake no obligation to update or revise any forward-looking statement, except as required by law.

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited) March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$412.4	$1,097.3
Short-term investments at market	14.8	15.1
Accounts receivable, net of allowance for doubtful accounts
of $53.8 and $59.9	4,883.0	5,775.5
Work in process	636.8	672.0
Other current assets	992.9	1,005.0

Total Current Assets	6,939.9	8,564.9

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated
depreciation of $1,037.8 and $1,031.1	690.1	719.6
INVESTMENTS IN AFFILIATES	299.7	297.3
GOODWILL	7,127.9	7,220.2
INTANGIBLE ASSETS, net of accumulated amortization of $280.6 and $278.4	211.7	221.0
DEFERRED TAX ASSETS	36.6	45.2
OTHER ASSETS	254.8	250.2

TOTAL ASSETS	$15,560.7	$17,318.4

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,635.7	$6,881.2
Customer advances	949.4	1,005.5
Current portion of long-term debt	2.5	2.7
Short-term borrowings	43.8	16.2
Taxes payable	84.1	201.1
Other current liabilities	1,576.3	1,647.5

Total Current Liabilities	8,291.8	9,754.2

LONG-TERM DEBT	1,517.8	1,012.8
CONVERTIBLE DEBT	1,200.3	2,041.5
OTHER LONG-TERM LIABILITIES	439.9	444.4
LONG-TERM DEFERRED TAX LIABILITIES	385.1	312.1
COMMITMENTS AND CONTINGENT LIABILITIES (see Note 11)

REDEEMABLE EQUITY - NONCONTROLLING INTERESTS	188.2	—

EQUITY:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	59.6	59.6
Additional paid-in capital	1,435.3	1,629.0
Retained earnings	5,981.3	5,859.6
Accumulated other comprehensive income	(363.1)	(247.3)
Treasury stock, at cost	(3,781.8)	(3,778.1)

Total shareholders’ equity	3,331.3	3,522.8
Noncontrolling Interests	206.3	230.6

Total Equity	3,537.6	3,753.4

TOTAL LIABILITIES AND EQUITY	$15,560.7	$17,318.4

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
REVENUE	$2,746.6	$3,195.4

OPERATING EXPENSES	2,464.2	2,844.6

OPERATING PROFIT	282.4	350.8

NET INTEREST EXPENSE:
Interest expense	26.8	25.4
Interest income	(5.4)	(14.4)

	21.4	11.0

INCOME BEFORE INCOME TAXES
AND INCOME FROM EQUITY METHOD INVESTMENTS	261.0	339.8

INCOME TAX EXPENSE	88.7	115.2

INCOME FROM EQUITY METHOD INVESTMENTS	5.9	8.1

NET INCOME	178.2	232.7

LESS: NET INCOME ATTRIBUTED TO NONCONTROLLING INTERESTS	13.7	24.0

NET INCOME - OMNICOM GROUP INC.	$164.5	$208.7

NET INCOME PER COMMON SHARE - OMNICOM GROUP INC.:
Basic	$0.53	$0.65
Diluted	$0.53	$0.64

DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.15

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:

Net income	$178.2	$232.7
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:

Depreciation	42.8	45.0
Amortization of intangible assets	13.0	12.2
Income from equity method of investments, net of dividends received	(2.9)	(0.7)
Provision for doubtful accounts	0.1	1.3
Share-based compensation	14.5	15.2
Excess tax benefit from share-based compensation	—	(4.1)
Decrease in operating capital	(474.1)	(809.2)

Net cash used in operating activities	(228.4)	(507.6)

Cash flows from investing activities:

Payments to acquire property, plant and equipment	(23.3)	(42.2)
Payments to acquire businesses and interests in affiliates, net of cash acquired	(3.1)	(89.0)
Payments to acquire short-term investments	(1.1)	(8.0)
Proceeds from sale of short-term investments	4.9	4.3

Net cash used in investing activities	(22.6)	(134.9)

Cash flows from financing activities:

Proceeds from (repayments of) short-term debt	28.3	7.4
Proceeds from borrowings	505.5	1.7
Repayments of convertible debt	(841.8)	—
Payments of dividends	(46.7)	(49.1)
Payments for repurchase of common stock	(1.8)	(316.0)
Proceeds from stock plans	0.2	33.2
Excess tax benefit on share-based compensation	—	4.1
Other, net	(14.2)	(21.8)

Net cash used in financing activities	(370.5)	(340.5)

Effect of exchange rate changes on cash and cash equivalents	(63.4)	3.7

Net decrease in cash and cash equivalents	(684.9)	(979.3)
Cash and cash equivalents at beginning of period	1,097.3	1,793.2

Cash and cash equivalents at end of period	$412.4	$813.9

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

In our opinion, the accompanying financial statements reflect all adjustments, consisting of normally recurring accruals, considered necessary for a fair presentation, in all material respects, of the information contained therein. Certain amounts in prior periods have been reclassified to conform to our current presentation. Results of operations for the interim period are not necessarily indicative of results that may be expected for the year. These statements should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).

2.	Adoption of XBRL Taxonomy

In January 2009, the SEC adopted a final rule requiring filers to adopt Extensible Business Reporting Language (“XBRL”) as the internet standard for providing financial information to the SEC. Under the rule, large accelerated filers would be required to furnish their basic financial statements for the period ending after June 15, 2009 to the SEC in XBRL format. XBRL uses a standard taxonomy of predefined data labels for financial statement captions. We adapted our financial statement presentation to the current XBRL taxonomy. As a result, the titles of certain captions in our basic financial statements have changed and certain prior period amounts have been reclassified to conform to the current period presentation.

3.	Net Income per Common Share - Omnicom Group Inc.

Basic net income per common share - Omnicom Group Inc. is based upon the weighted average number of common shares outstanding during the period. Diluted net income per common share - Omnicom Group Inc. is computed on the same basis, including, if dilutive, common share equivalents which include outstanding options and restricted shares.

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) which is effective for fiscal years beginning January 1, 2009. FSP EITF 03-6-1

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provides that all outstanding unvested share-based payments that contain rights to non-forfeitable dividends participate in the undistributed earnings with the common shareholders and are therefore participating securities. Companies with participating securities are required to apply the two-class method in calculating basic and diluted net income per common share. FSP EITF 03-6-1 requires retrospective application to all prior period net income per common share calculations. Our restricted stock awards are considered participating securities as they receive non-forfeitable dividends at the same rate as our common stock. In accordance with EITF 03-6-1, the computation of basic and diluted net income per common share is reduced for a presumed hypothetical distribution of earnings to the holders of our unvested restricted stock. Accordingly, the effect of the allocation required under EITF 03-6-1 reduces earnings available for common shareholders. On January 1, 2009, we adopted FSP EITF 03-6-1 and as required, have restated net income per common share - Omnicom Group Inc. data for prior periods. The effect of applying FSP EITF 03-6-1 reduced the March 31, 2008 fully diluted net income per common share - Omnicom Group Inc. to $0.64 from $0.65.

The computations of basic and diluted net income per common share - Omnicom Group Inc. are as follows:

	Three Months Ended March 31,
	2009	2008
Earnings Available for Common Shares (in millions):
Net income - Omnicom Group Inc.	$164.5	$208.7
Earnings allocated to participating securities	(2.2)	(2.6)

Earnings available for common shares	$162.3	$206.1

Weighted Average Shares (in millions):
Basic	307.5	318.3
Diluted	307.6	320.1

Net Income per Common Share - Omnicom Group Inc.:
Basic	$0.53	$0.65
Diluted	0.53	0.64

For purposes of computing diluted net income per common share - Omnicom Group Inc., 0.1 million and 1.8 million common share equivalents were assumed to be outstanding for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009, 22.2 million shares attributed to outstanding stock options and 3.9 million unvested restricted shares were excluded from the calculation of diluted net income per common share - Omnicom Group Inc. because their inclusion would have been anti-dilutive. For the three months ended March 31, 2008, 4.7 million shares attributed to outstanding stock options and 3.6 million unvested restricted shares were excluded from the calculation of diluted net income per common share - Omnicom Group Inc. because their inclusion would have been anti-dilutive.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Comprehensive Income

Total comprehensive income and its components were (dollars in millions):

	Three Months Ended March 31,
	2009	2008
Net income	$178.2	$232.7

Foreign currency translation adjustment,
net of income taxes of $(69.5) and $41.0 for
the three months ended March 31, 2009
and 2008, respectively	(129.2)	75.4

Unrealized gain (loss) on investments available for sale,
net of income taxes of $1.7 and $(7.1) for the three
months ended March 31, 2009 and 2008, respectively	2.6	(10.7)

Defined benefit plans and postemployment
arrangements adjustment, net of income taxes of
$0.4 and $0.3 for the three months
ended March 31, 2009 and 2008, respectively	0.7	0.5

Comprehensive income	52.3	297.9

Less: comprehensive income attributed to
noncontrolling interests	3.6	36.9

Comprehensive income - Omnicom Group Inc.	$48.7	$261.0

5.	Debt

Short-Term Borrowings:

Short-term borrowings of $43.8 million at March 31, 2009 are primarily comprised of bank overdrafts of our international subsidiaries. The bank overdrafts are treated as unsecured loans pursuant to our bank agreements. At December 31, 2008, short-term borrowings were $16.2 million.

Lines of Credit:

We have a $2.5 billion credit facility expiring on June 23, 2011. We have the ability to classify borrowings under this facility as long-term debt. Our credit facility provides backup liquidity in the event that any of our convertible notes are put back to us, as well as support for our commercial paper. At March 31, 2009, there were $475.0 million of borrowings outstanding under this facility and $30.0 million of commercial paper outstanding. These amounts are included in long-term debt on our condensed consolidated balance sheet.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The gross amount of borrowings and repayments under the credit facility during the first three months of 2009 was $6.5 billion, with an average term of 10 days. The gross amount of commercial paper issued and redeemed under our commercial paper program during the first three months of 2009 was $2.5 billion, with an average term of 2 days. Depending on market conditions at the time, we either issue commercial paper or borrow under our credit facility or on our uncommitted lines of credit to manage short-term cash requirements primarily related to changes in our day-to-day working capital requirements.

Long-Term Debt and Convertible Debt:

On February 9, 2009, holders of $841.2 million aggregate principal amount of our Liquid Yield Option Notes due February 7, 2031 (the “2031 Notes”) put their notes to us for purchase at par and $5.8 million of the 2031 Notes remain outstanding. We borrowed $814.4 million under our credit facility and received $26.8 million from unaffiliated equity investors in a partnership we control to fund the purchase of the 2031 Notes. We repurchased and retired $295.2 million aggregate principal amount of the 2031 Notes that had been put. We loaned the partnership $493.4 million and contributed $25.8 million as our equity investment. The partnership used the proceeds from the loan which it combined with the total contributed equity to purchase the remaining $546.0 million aggregate principal amount of the 2031 Notes that were put. The partnership purchased the 2031 Notes intending to sell such notes back into the marketplace over the next 12 months if market conditions warrant. The partnership is consolidated in accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements, as amended, and FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, and as a result, all of the 2031 Notes held by the partnership are eliminated in consolidation.

On February 12, 2009, we paid a supplemental interest payment of $50.00 per $1,000 principal amount of notes to holders of our 2031 Notes. The partnership that financed the purchase of $546.0 million of our 2031 Notes on our behalf was paid a supplemental interest payment of $27.3 million and the other noteholders who did not put their notes were paid a supplemental interest payment of $0.3 million. The loan made to the partnership bears interest at 3.35% per annum. On consolidation, interest income from the loan to the partnership offsets interest expense from the amortization of the supplemental interest payment made to the partnership resulting in net interest expense of $1.0 million for the quarter ended March 31, 2009.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-term debt outstanding as of March 31, 2009 and December 31, 2008 consisted of the following:

	2009	2008
Senior Notes - due April 15, 2016	$996.5	$996.4
Commercial paper	30.0	—
Borrowings under $2.5 billion credit facility
due June 23, 2011	475.0	—
Other notes and loans	18.8	19.1

	1,520.3	1,015.5
Less current portion	2.5	2.7

Total	$1,517.8	$1,012.8

Convertible debt outstanding as of March 31, 2009 and December 31, 2008 consisted of the following:

	2009	2008
Convertible Notes - due February 7, 2031	$5.8	$847.0
Convertible Notes - due July 31, 2032	727.0	727.0
Convertible Notes - due June 15, 2033	0.1	0.1
Convertible Notes - due July 1, 2038	467.4	467.4

	1,200.3	2,041.5
Less current portion	—	—

Total	$1,200.3	$2,041.5

6.	Segment Reporting

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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of our revenue and long-lived assets by geographic area as of March 31, 2009 and 2008 is presented below (dollars in millions):

	Americas	EMEA	Asia/Australia
2009
Revenue - three months ended	$1,680.0	$902.4	$164.2
Long-Lived Assets and Goodwill	5,438.7	2,268.8	110.5

2008
Revenue - three months ended	$1,847.5	$1,157.1	$190.8
Long-Lived Assets and Goodwill	5,312.8	2,747.6	124.1

The Americas is composed of the U.S., Canada and Latin American countries. EMEA is composed of various Euro currency countries, the United Kingdom, the Middle-East and Africa and other European countries that have not adopted the European Union Monetary standard. Asia/Australia is composed of China, Japan, Korea, Singapore, India, Australia and other Asian countries.

7.	Share-Based Compensation Plans

Pre-tax share-based employee compensation expense for the three months ended March 31, 2009 and 2008, was $14.5 million and $15.2 million, respectively.

8.	Income Taxes

At March 31, 2009, the total liability for uncertain tax positions recorded on our balance sheet and included in other long-term liabilities was $64.3 million. Of this amount, approximately $49.1 million would affect our effective tax rate upon resolution of the uncertain tax positions.

The Internal Revenue Service has completed its examination of our federal income tax returns through 2004 and has commenced an examination of our federal tax returns from 2005 through 2007.

On February 17, 2009, The American Recovery and Reinvestment Act of 2009 (the “Act”) was signed into law. The Act provides an election where qualifying cancellation of indebtedness income can be deferred and included in taxable income ratably over the five taxable years beginning in 2014 and ending in 2018. During the first quarter of 2009 we retired $295.2 million of our 2031 Notes. The retirement of these 2031 Notes will result in a tax liability of approximately $73 million. This amount was previously recorded on our balance sheet in our deferred tax liabilities and in accordance with the Act, we expect to pay it during the deferral period beginning in 2014 through 2018.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Pension and Other Postretirement Plans

Defined Benefit Plans

The components of net periodic benefit cost for the three months ended March 31, 2009 and 2008 are as follows (dollars in millions):

	2009	2008
Service cost	$1.3	$1.6
Interest cost	1.4	1.5
Expected return on plan assets	(0.8)	(1.1)
Amortization of prior service cost	0.6	0.5
Amortization of actuarial (gains) losses	0.3	0.2
Curtailments and settlements	1.3	—
Other	—	0.1

Total	$4.1	$2.8

We contributed approximately $1.5 million and $0.5 million to our defined benefits plans for the three months ended March 31, 2009 and 2008, respectively.

Postemployment Arrangements

The components of net periodic benefit cost for the three months ended March 31, 2009 and 2008 are as follows (dollars in millions):

	2009	2008
Service cost	$0.5	$0.5
Interest cost	1.0	1.1
Expected return on plan assets	N/A	N/A
Amortization of prior service cost	0.1	0.1
Amortization of actuarial (gains) losses	0.2	0.1

Total	$1.8	$1.8

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Supplemental Financial Data

The components of operating expenses for the three months ended March 31, 2009 and 2008 were (dollars in millions):

	2009	2008
Salary and service costs	$2,013.8	$2,326.9
Office and general expenses	450.4	517.7

Total operating expenses	$2,464.2	$2,844.6

Supplemental cash flow data for the three months ended March 31, 2009 and 2008 were (dollars in millions):

	2009	2008
Income taxes paid	$86.2	$106.5
Interest paid	$18.4	$12.5

On March 31, 2009, an additional 22,045,000 options were granted under the 2007 Incentive Award Plan, increasing our options outstanding to 44.2 million. The options were granted with an exercise price equal to the closing price on the date of grant of $23.40 and have a contractual life of 10 years. The fair value of the option grant was $3.51 as determined as of the date of the grant using the Black-Scholes option valuation model and will be amortized over the vesting period of 3 years. The Black-Scholes assumptions (without adjusting for the risk of forfeiture and lack of liquidity) were as follows:

Expected option lives	5.0 years
Risk free interest rate	1.7%
Expected volatility	19.6%
Dividend yield	2.5%

11.	Commitments and Contingent Liabilities

Beginning on June 13, 2002, several putative class actions were filed against us and certain of our senior executives in the United States District Court for the Southern District of New York. The actions have since been consolidated under the caption In re Omnicom Group Inc. Securities Litigation, No. 02-CV-4483 (RCC), on behalf of a proposed class of purchasers of our common stock between February 20, 2001 and June 11, 2002. The consolidated complaint alleges, among other things, that our public filings and other public statements during that period contained false and misleading statements or omitted to state material information relating to (1) our calculation of the organic growth component of period-to-period revenue growth, (2) our valuation of and accounting for certain internet investments made by our Communicade Group, which we contributed to Seneca Investments LLC in 2001, and (3) the existence and amount of certain contingent future obligations in respect of acquisitions. The complaint seeks an unspecified amount of compensatory damages plus costs and attorneys’ fees. Defendants moved to dismiss the complaint and on March 28, 2005, the court dismissed portions (1) and (3) of the complaint detailed above. The court’s decision denying the defendants’ motion to dismiss the remainder of the complaint did not address the ultimate merits of the case, but only the sufficiency of the pleading. Defendants have answered the complaint. Discovery concluded in the second quarter of 2007. On April 30, 2007, the court granted plaintiff’s motion for class certification, certifying the class proposed by plaintiffs. In the third quarter of 2007 defendants filed a motion for summary judgment on plaintiff’s remaining claim. On January 28, 2008, the court granted defendants’ motion in its entirety, dismissing all claims and directing the court to close the case. On February 4, 2008, the plaintiffs filed a notice of intent to appeal that decision to the United States Court of Appeals for the Second Circuit. The appeal has been fully briefed and oral argument

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

before the Court of Appeals is scheduled for May 5, 2009. The defendants continue to believe that the allegations against them are baseless and intend to vigorously oppose plaintiffs’ appeal. Currently, we are unable to determine the outcome of the appeal and the effect on our financial position or results of operations. The outcome of any of these matters is inherently uncertain and may be affected by future events. Accordingly, there can be no assurance as to the ultimate effect of these matters.

We are also involved from time to time in various legal proceedings in the ordinary course of business. We do not presently expect that these proceedings will have a material adverse effect on our consolidated financial position or results of operations.

12.	Fair Value of Financial Instruments

We apply the fair value measurement requirements of SFAS No. 157, Fair Value Measurements (“SFAS 157”) for our financial assets and liabilities. SFAS 157 provides that the measurement of fair value requires the use of techniques based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The inputs create the following fair value hierarchy.

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

The following table presents certain information for our financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2009 (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$26.8	—	—	$26.8
Forward foreign exchange contracts	—	$4.9	—	4.9

Available-for-sale securities are included in other assets and forward foreign exchange contracts are included in other current assets on our condensed consolidated balance sheet at March 31, 2009.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 1, 2009 as required, we adopted SFAS 157 for our nonfinancial assets and liabilities that are not required to be measured at fair value on a recurring basis. Our nonfinancial assets and liabilities include goodwill and our identifiable intangible assets. The adoption of SFAS 157 for our nonfinancial assets and liabilities did not have a significant effect on our results of operations or financial condition.

13.	New Accounting Pronouncements

Business Combinations

On January 1, 2009, we adopted SFAS 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R changes the accounting and financial reporting for business combinations by requiring, among other things that: upon initially obtaining control, the acquirer record 100% of the assets acquired and liabilities assumed even when less than 100% of the target is acquired; all transaction costs be expensed as incurred; and, a liability for contingent purchase price obligations (earn-outs), if any, be recorded at the acquisition date and remeasured at fair value and included in earnings in each subsequent reporting period. The adoption of SFAS 141R on January 1, 2009, did not have a significant effect on our results of operations or financial position.

Noncontrolling Interests

On January 1, 2009, we adopted SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 changed the accounting and financial reporting for noncontrolling (minority) interests by requiring that on January 1, 2009, noncontrolling (minority) interests be reported in our consolidated balance sheets within equity and separate from the parent company’s equity. SFAS 160 also requires that subsequent to December 31, 2008, any increases or decreases in ownership interests in a subsidiary that do not result in a loss of control be accounted for as equity transactions. As a result, any difference between the amount by which the noncontrolling (minority) interest is adjusted and the fair value of the consideration paid or received, if any, is recognized directly in equity attributable to the controlling interest. Further, SFAS 160 provides that our consolidated statements of income reflect net income attributable to the noncontrolling interests, which was previously recorded as minority interest expense. The accounting requirements of SFAS 160 are applied prospectively. However, the presentation and disclosure requirements are applied retrospectively. Therefore, upon adoption of SFAS 160, we have reclassified noncontrolling interests into the equity section in our condensed consolidated balance sheet and adjusted our condensed consolidated income statement to include net income attributed to the noncontrolling (minority) interests.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Redeemable Equity-Noncontrolling Interests

On January 1, 2009, concurrent with our adoption of SFAS 160, we adopted Emerging Issues Task Force (“EITF”) Topic No. D-98, Classification and Measurement of Redeemable Securities (“EITF D-98”) as it relates to our redeemable noncontrolling interests.

Owners of noncontrolling interests in certain of our subsidiaries have the right in certain circumstances to require us to purchase additional ownership interests at fair values as defined in the applicable agreements. The intent of the parties is to approximate fair value at the time of redemption by using a multiple of earnings, which is consistent with generally accepted valuation practices by market participants in our industry. These contingent redemption rights are embedded in the equity security at the time of issuance, are not free-standing instruments, do not represent a defacto financing and are not under our control. Prior to January 1, 2009, we did not record these contingent obligations on our balance sheet.

On adoption of EITF D-98, we recorded the redemption fair value of the redeemable noncontrolling interests of $200.4 million with a corresponding reduction of additional paid-in capital.

The adoption of EITF D-98 did not affect our reported results of operations in any period. Additionally, changes in the redemption fair value will be remeasured through shareholders’ equity in future reporting periods with no impact on earnings.

Assuming that the subsidiaries perform over the relevant periods at their current profit levels, at March 31, 2009 the aggregate estimated maximum amount we could be required to pay in future periods is approximately $188 million, of which approximately $131 million relates to obligations that are currently exercisable by the holders. If these rights are exercised, there would likely be an increase in the net income attributable to Omnicom Group Inc. as a result of our increased ownership and the reduction of net income attributable to noncontrolling interests. The ultimate amount payable could be significantly different because the redemption amount is primarily dependent on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates.

Convertible Debt

On January 1, 2009, we adopted FSP APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (“Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 provides that issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds at the date of issuance of the instrument between the liability

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

component and the embedded conversion option (the equity component) by first determining the expected life and the resulting carrying amount of the liability. The excess of the maturity value of the liability component over its carrying amount is reported as a debt discount and is amortized as interest expense over the expected life of the instrument using the interest method. On adoption, FSP APB 14-1 is applied retrospectively to convertible debt instruments that are within its scope.

Our outstanding Convertible Notes came under the scope of FSP APB 14-1 when the indentures were amended in 2004 to eliminate our right to settle a portion of the Convertible Notes in cash upon conversion. Each convertible note has substantive rights to unilaterally put the convertible notes for redemption on specified dates. To calculate the fair value of the liability, we estimated the expected life of each series of our convertible debt and computed the fair value of the liability excluding the embedded conversion option and giving effect to other substantive features, such as put and call options. Since our convertible debt was issued at par (no discount) and by its terms does not pay a coupon interest rate, the holder has no economic incentive to hold our convertible debt, and unless a non-contractual supplemental interest payment is offered by us, the holder would exercise his or her put right at the first opportunity. Accordingly, for the purposes of applying FSP APB 14-1, the expected lives of our Convertible Notes from the date of amendment in 2004 to the first respective put date, were assumed to be 1.2 years, 1 year and 1.6 years for our 2031, 2032 and 2033 Notes, respectively.

We evaluated the effect of FSP APB 14-1 on our Convertible Notes and based on our evaluation we would have recorded additional interest expense, net of income taxes, in years 2004, 2005 and 2006 aggregating $28.5 million, representing the fair value of embedded conversion options from the dates of amendment to the respective first put date of each Convertible Note. The amortization of the debt discount is in addition to the amortization of the supplemental interest payments (in accordance with EITF 96-19) made on our Convertible Notes. Because the income statements for the periods affected will not be presented in our Quarterly Report on Form 10-Q or in our Annual Report on Form 10-K for the year ending December 31, 2009, upon adoption on January 1, 2009, we recorded a $28.5 million reduction to retained earnings with a corresponding increase in additional paid-in capital.

Derivative Instruments and Hedging Activities

On January 1, 2009, we adopted SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS 161”), which expands the disclosure requirements of derivative instruments and hedging activities. The adoption of SFAS 161 did not have any effect on our results of operations or financial condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

     We are a strategic holding company. We provide professional services to clients through multiple agencies around the world. Our strategy of building a leading portfolio of global advertising and marketing brands, diversified by discipline and geography, is the foundation of our success. On a global, pan-regional and local basis, our agencies provide these services in the following disciplines: traditional media advertising, customer relationship management (“CRM”), public relations and specialty communications. Our business model was built and evolves around our clients. While our companies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. The fundamental premise of our business is that our clients’ specific requirements should be the central focus in how we structure our business offerings and allocate our resources. This client-centric business model results in multiple agencies collaborating in formal and informal virtual networks that cut across internal organizational structures to deliver consistent brand messages for a specific client and execute against each of our clients’ specific marketing requirements. We continually seek to grow our business with our existing clients by maintaining our client-centric approach, as well as expanding our existing business relationships into new markets and with new clients. In addition, we pursue selective acquisitions of complementary companies with strong, entrepreneurial management teams that typically either currently serve or have the ability to serve our existing client base.

     Contractions in the global economy, a decline in consumer spending, rising unemployment and other factors have all led to a global recession. This global recession has reduced clients’ spending on the services that our agencies provide. In addition, the recent weakening of most major currencies against the U.S. Dollar has led to a large reduction in our U.S. Dollar denominated revenue.

     As one of the world’s leading advertising, marketing and corporate communications companies, we operate in all major markets of the global economy. We have a large and diverse client base. Our largest client represented 3.5% of our consolidated revenue for the three months ended March 31, 2009 and no other client accounted for more than 2.5% of our consolidated revenue for the three months ended March 31, 2009. Our top 100 clients accounted for 50.2% of our consolidated revenue for the three months ended March 31, 2009. Our business is spread across a significant number of industry sectors with no one industry comprising more than 16% of revenue from our 1,000 largest clients for the three months ended March 31, 2009. Although our revenues are balanced between the U.S. and international markets and we have a large and diverse client base, we are not immune to the general economic downturn.

     During the quarter, we experienced a reduction in our revenue compared to the first quarter of last year and due to the rapidly changing economic conditions we have less visibility than we historically have had regarding client spending plans in the near term. During previous periods of economic downturn our industry experienced slower growth rates and industry-wide

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

margin contractions. Continued economic uncertainty and reductions in consumer spending may result in further reductions in client spending levels, which could adversely affect our results of operations and financial condition. We have and will continue to closely monitor economic conditions, client spending and other factors and in response, we have and will take actions available to us to reduce costs and manage working capital. In the current environment, there can be no assurance as to the effects of future economic circumstances, client spending patterns, client credit worthiness and other developments and whether and to what extent our efforts to respond to them will be effective.

     In recent years, certain business trends have affected our business and our industry. These trends include our clients increasingly expanding the focus of their brand strategies from national markets to pan-regional and global markets and migrating from traditional marketing channels to non-traditional channels, utilizing interactive technologies and new media outlets. Additionally, in an effort to gain greater efficiency and effectiveness from their total marketing dollars, clients are increasingly requiring greater coordination of marketing activities and concentrating these activities with a smaller number of service providers. We believe these trends have benefitted our business in the past and over the long term will continue to provide a competitive advantage to us.

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

     In recent years, our revenue has been divided almost evenly between domestic and international operations. For the three months ended March 31, 2009, our overall revenue declined 14.0%, of which 7.8% was related to changes in foreign exchange rates and 6.6% was a decrease in organic growth offset by a 0.4% increase related to the acquisition of entities, net of entities disposed.

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

conjunction with changes in revenue. Office and general expenses, which are not directly related to servicing clients, are less directly linked to changes in our revenues than salary and service costs. Salary and service costs as a percentage of revenue increased 0.5% to 73.3% in the first quarter of 2009 compared to the first quarter of 2008. The increase in salary and service costs as a percentage of revenue is primarily attributable to recording higher severance benefits in the first quarter of 2009 compared to the amount recorded in the first quarter of 2008. Office and general expenses increased slightly to 16.4% of revenue in the first quarter of 2009 compared to 16.2% in the first quarter of 2008.

     Net income - Omnicom Group Inc. in the first quarter of 2009 decreased $44.2 million, or 21.2%, to $164.5 million from $208.7 million in the first quarter of 2008. The period-over-period decrease in net income - Omnicom Group Inc. is due to the factors described above, as well as the increase of $10.4 million in pre-tax net interest expense. Diluted net income per common share -Omnicom Group Inc. decreased 17.2% to $0.53 in the first quarter of 2009, as compared to $0.64 in the prior year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations: First Quarter 2009 Compared to First Quarter 2008

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

     Our first quarter 2009 consolidated worldwide revenue decreased 14.0% to $2,746.6 million from $3,195.4 million in the first quarter of 2008. The effect of foreign exchange impacts decreased worldwide revenue by $252.3 million. Acquisitions, net of dispositions, increased worldwide revenue by $14.1 million, while organic growth decreased worldwide revenue by $210.6 million. The components of the first quarter 2009 revenue changes in the U.S. (“domestic”) and the remainder of the world (“international”) are summarized below (dollars in millions):

	Total		Domestic		International
	$	%	$	%	$	%
Quarter ended March 31, 2008	$3,195.4	—	$1,661.2	—	$1,534.2	—

Components of revenue changes:
Foreign exchange impact	(252.3)	(7.8)%	—	—	(252.3)	(16.4)%
Acquisitions, net of dispositions	14.1	0.4%	11.2	0.7%	2.9	0.2%
Organic growth	(210.6)	(6.6)%	(140.1)	(8.4)%	(70.5)	(4.6)%

Quarter ended March 31, 2009	$2,746.6	(14.0)%	$1,532.3	(7.8)%	$1,214.3	(20.9)%

     Due to the global recession, we began to experience a decline in the rate of growth of our revenue in the second half of 2008. Client spending began to contract in the last half of 2008 and continued into the first quarter of 2009, which contributed to the decrease in our revenue. The decline was broad-based across most industry segments and geographic areas. Due to continuing global recession and rapidly changing economic conditions, we have less visibility than we historically have had regarding client spending plans in the near term. Continuing economic uncertainty and reductions in consumer spending may result in further reductions in client spending levels that could adversely affect our results of operations and financial condition.

     The components and percentages of changes in the table above are calculated as follows:

  The foreign exchange impact component shown in the table is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $2,998.9 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $2,746.6 million less $2,998.9 million for the Total column in the table).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  The acquisitions net of dispositions component shown in the table is calculated by aggregating the applicable prior period revenue of the acquired businesses. Netted against this number is the revenue of any business included in the prior period reported revenue that was disposed of subsequent to the prior period.

  The organic component shown in the table is calculated by subtracting both the foreign exchange and acquisition revenue components from total revenue growth.

  The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $2,746.6 million for the Total column in the table).

     The components of revenue for the first quarter of 2009 and 2008 and year-over-year revenue changes in our primary geographic markets are summarized below (dollars in millions):

	2009 Revenue	2008 Revenue	% Change
United States	$1,532.3	$1,661.2	(7.8)%
Euro Markets	570.3	701.4	(18.7)%
United Kingdom	230.6	343.0	(32.8)%
Other	413.4	489.8	(15.6)%

Total	$2,746.6	$3,195.4	(14.0)%

     For the first quarter of 2009 as compared to the first quarter of 2008, foreign exchange impacts decreased our consolidated revenue by 7.8%, or $252.3 million. Beginning late in the third quarter of 2008 and continuing through the first quarter of 2009, the U.S. Dollar strengthened significantly against most major currencies, including the British Pound, Euro, Canadian Dollar and Brazilian Real. If the exchange rates of the foreign currencies used by our operating businesses remain constant at the spot rates in effect at April 15, 2009 through the end of the year, we expect a reduction as a result of foreign exchange impacts in the range of 5.5% to 6.5% on our revenue for the year of 2009 compared to our revenue for 2008.

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

	1st Quarter 2009	% of Revenue	1st Quarter 2008	% of Revenue	$ Change	% Change
Traditional media advertising	$1,213.3	44.2%	$1,391.3	43.5%	$(178.0)	(12.8)%
CRM	1,016.1	37.0%	1,167.5	36.5%	(151.4)	(13.0)%
Public relations	260.1	9.5%	315.0	9.9%	(54.9)	(17.4)%
Specialty communications	257.1	9.3%	321.6	10.1%	(64.5)	(20.1)%

	$2,746.6		$3,195.4		$(448.8)	(14.0)%

     Operating Expenses: Our first quarter 2009 worldwide operating expenses decreased $380.4 million, or 13.4%, to $2,464.2 million from $2,844.6 million in the first quarter of 2008, as shown below (dollars in millions):

	Three Months Ended March 31,
	2009			2008			2009 vs 2008
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change
Revenue	$2,746.6			$3,195.4			$(448.8)	(14.0)%

Operating Expenses:
Salary and service costs	2,013.8	73.3%	81.7%	2,326.9	72.8%	81.8%	(313.1)	(13.5)%
Office and general expenses	450.4	16.4%	18.3%	517.7	16.2%	18.2%	(67.3)	(13.0)%

Total Operating Expenses	2,464.2	89.7%		2,844.6	89.0%		(380.4)	(13.4)%

Operating Profit	$282.4	10.3%		$350.8	11.0%		$(68.4)	(19.5)%

     Because we provide professional services, salary and service costs represent the largest part of our operating expenses. Salary and service costs decreased $313.1 million in the first quarter of 2009 compared to the first quarter of 2008. Salary and services costs are comprised of salary and related costs and direct service costs. Foreign exchange impacts reduced salary and service costs by 7.7% compared to the first quarter of 2008. Approximately 57% of the total U.S. dollar decrease in salary and service costs is due to the impact of foreign currency translations. The remaining decrease is attributable to the actions we took to reduce our work force in anticipation of reductions in client spending and efforts to contain costs including reductions in incentive compensation in the first quarter of 2009 compared to the first quarter of 2008. However, anticipating further reductions in client spending, we took additional actions in the first quarter of 2009 to reduce our work force. We incurred expenses related to severance benefits in the first quarter of 2009 of $38 million, which on a constant currency basis were approximately $18 million greater than similar costs in the first quarter of 2008. Consequently, if this additional severance expense were not incurred the ratio of salary and services costs as a percentage of revenue for the first quarter of 2009 would have been similar to that of the first quarter of 2008. As a result of the reductions in our revenue and the changes in our costs

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

described above, salary and service costs as a percentage of revenue increased 0.5% in the first quarter of 2009 compared to the first quarter of 2008.

     Office and general expenses represented 18.3% and 18.2% of our operating expenses in the first quarter of 2009 and 2008, respectively. These costs are comprised of office and equipment rents, technology costs and depreciation, amortization of identifiable intangible assets, professional fees and other overhead expenses. These costs are less directly linked to changes in our revenue. Office and general expenses decreased $67.3 million in the first quarter of 2009 compared to the first quarter of 2008. Foreign exchange impacts reduced office and general expenses by 9.1%. The remaining decrease is a result of our cost containment activities.

     Net Interest Expense: Our net interest expense increased in the first quarter of 2009 to $21.4 million, as compared to $11.0 million in the first quarter of 2008. Our gross interest expense increased $1.4 million to $26.8 million. This increase was primarily due to increases in amortization, in accordance with Emerging Issues Task Force (“EITF”) No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, of supplemental interest payments made in prior periods on our Zero Coupon Zero Yield Convertible Notes due 2032. This increase was partially offset by lower interest rates on borrowings under our credit facility. Our gross interest income decreased $9.0 million to $5.4 million in the first quarter of 2009. This decrease was attributable to lower investment rates and foreign exchange impacts on the interest earned on our foreign cash balances.

     Income Taxes: Our consolidated effective income tax rate was 34.0% in the first quarter of 2009, which is slightly higher than the first quarter 2008 rate of 33.9%.

     Net Income Per Common Share - Omnicom Group Inc.: For the foregoing reasons, net income - Omnicom Group Inc. in the first quarter of 2009 decreased $44.2 million, or 21.2%, to $164.5 million from $208.7 million in the first quarter of 2008. Diluted net income per common share - Omnicom Group Inc. decreased 17.2% to $0.53 in the first quarter of 2009, as compared to $0.64 in the prior year period. This period-over-period decrease was smaller than the decrease in net income - Omnicom Group Inc. due to the reduction in our weighted average common shares outstanding. The reduction in common shares was the result of our purchases during the first eight months of 2008 of our common stock, net of stock option exercises and shares issued under our employee stock purchase plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies

     For a more complete understanding of all of our accounting policies, our financial statements and the related management’s discussion and analysis of those results, investors are encouraged to consider this information together with our discussion of our critical accounting policies under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Form 10-K, as well as our consolidated financial statements and the related notes included in our 2008 Form 10-K.

    Goodwill: In accordance with SFAS No. 142, we perform our annual impairment test on our goodwill balances as of the second quarter of each year, and also whenever events or circumstances, as defined in SFAS 142, trigger the need for an interim evaluation for impairment. In the later part of 2008, contractions in the global economy, a decline in consumer spending, rising unemployment and other factors accelerated the global recession. This global recession has reduced clients’ spending on the services that our agencies provide. As a result, our revenues and profits declined in the fourth quarter of 2008 compared to the fourth quarter of the prior year. Under SFAS 142 a significant adverse change in business conditions typically triggers an evaluation of goodwill for impairment prior to the required annual review. Although the decline we experienced in our business on a constant currency basis in the fourth quarter was not significant, given the generally negative economic environment, we updated our impairment analyses for each of our reporting units as of December 31, 2008.

     In performing the impairment test for goodwill, SFAS 142 requires that we estimate the fair value of our five reporting units and compare the fair value to the carrying value of each reporting unit to determine if there is a potential impairment. If there is a potential impairment, SFAS 142 requires that additional analysis be performed to determine the amount of the impairment, if any, to be recorded.

     We use several valuation methodologies to determine the fair value of our reporting units, including: (1) the income approach which utilizes discounted expected cash flows, (2) comparative market participant multiples for revenue and EBIT (earnings before interest and taxes), and (3) when available, consideration of recent and similar transactions. Due to the continued deterioration and volatility of the global capital markets during the fourth quarter of 2008, we determined that updating our valuations using the income approach was the most appropriate methodology for our SFAS 142 interim analysis. In updating our valuations, we adjusted the assumptions in our discounted cash flow analysis, to reflect our view of the impact of market conditions on our businesses and to reflect market participant assumptions that were consistent with the economic environment as of December 31, 2008. We concluded that our goodwill was not impaired based on, among other factors, the following:

  During the fourth quarter of 2008 the average aggregate market capitalization of our equity was $5.3 billion greater than our aggregate book value and the daily aggregate market capitalization values were never less than 195% of our aggregate book value.

  The fair values of each of our reporting units based on the income approach were substantially in excess of their respective net book values, ranging from an excess of 24% to more than 100%.

  The fair value of the aggregate market capitalization of our equity approximated the sum of the fair values of the reporting units using the income approach and without assuming a control premium.

     Business conditions remained weak during the first quarter of 2009, and we also experienced a decline in our revenue and net income as compared to the comparable prior year period. However, we believe the operating assumptions we made when updating our impairment test as of December 31, 2008 continue to apply as of March 31, 2009. Further, we believe the discount rates we used at December 31, 2008, which varied by reporting unit and ranged between 12.9% and 13.5%, reflected general market conditions and reporting unit specific factors and remain reasonable as of March 31, 2009. Accordingly, we concluded that the goodwill for each of our reporting units is not impaired as of March 31, 2009. Recognizing that business conditions remain uncertain we will perform our annual valuation as of June 30, 2009. If market conditions or our outlook for our businesses do not decline significantly as compared to the first quarter, we do not expect a change in our conclusion as of that date. However, there can be no assurance with regard to this issue in as much as it is based upon future circumstances which cannot be determined at this time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

New Accounting Pronouncements

     See Note 13 to our condensed consolidated financial statements for additional information.

Liquidity and Capital Resources

Cash Sources and Requirements, Including Contractual Obligations

     Historically, substantially all of our non-discretionary cash requirements have been funded from operating cash flow and cash on hand. Our principal non-discretionary funding requirement is our working capital. In addition, we have contractual obligations related to our debt, senior notes and convertible notes, our recurring business operations (primarily related to lease obligations), as well as certain contingent acquisition obligations related to acquisitions made prior to January 1, 2009.

     Our principal discretionary cash requirements include dividend payments to our shareholders, repurchases of our common stock, payments for strategic acquisitions and capital expenditures. Our discretionary spending is funded from operating cash flow, cash on hand and short-term investments. In any given year, depending on the level of our discretionary activity we may repay debt. Additionally, we may use other sources of available funding, such as the liquidation of short-term investments or the issuance of commercial paper, to finance these activities. There were no repurchases of our common stock during the first quarter of 2009.

     We have a seasonal working capital cycle. Working capital requirements are typically lowest at year-end. The fluctuation in working capital requirements between the lowest and highest points during the course of the year can be significant. This cycle occurs because our businesses incur costs on behalf of our clients, in connection with the placement of media and production. We generally require collection from our clients prior to our payment for the media and production. During the year, we manage our liquidity through our credit facilities.

     During the first three months of 2009, we used $228.4 million of cash from operations. Our discretionary spending during the period was comprised primarily of: dividend payments of $46.7 million; capital expenditures of $23.3 million; repurchases of our common stock of $1.8 million; and acquisition payments of $3.1 million, including purchases of equity interests in subsidiaries and affiliates, as well as contingent purchase price payments related to acquisitions completed prior to January 1, 2009. Our total discretionary spending for the three months ended March 31, 2009 was $74.9 million compared to $496.3 million for the three months ended March 31, 2008. In the first quarter of 2009, we reduced our total debt by approximately $309 million.

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

     At March 31, 2009, our cash and cash equivalents decreased $684.9 million and our short-term investments decreased $0.3 million from December 31, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     On February 9, 2009, holders of $841.2 million aggregate principal amount of our 2031 Notes put their notes to us for purchase at par. We borrowed $814.4 million under our credit facility and received $26.8 million from unaffiliated equity investors in a partnership we control to fund the purchase of the 2031 Notes. We purchased and retired $295.2 million aggregate principal amount of the 2031 Notes that had been put. The partnership, formed for the purpose of buying the 2031 Notes, used a portion of our credit facility borrowings and the contributed equity to purchase the remaining $546.0 million aggregate principal amount of the 2031 Notes that were put. The partnership purchased the 2031 Notes intending to sell such notes back into the marketplace over the next 12 months if market conditions warrant. The 2031 Notes held by the partnership are eliminated in consolidation.

Debt Instruments and Related Covenants

     We maintain a credit facility with a consortium of banks providing borrowing capacity of up to $2.5 billion. This facility expires on June 23, 2011. Our credit facility provides core financing, back-up liquidity in the event any of our convertible notes are put back to us, as well as support for our commercial paper borrowings and general working capital requirements. Depending on market conditions at the time, we typically fund our daily borrowing needs by issuing commercial paper, borrowing under our short-term uncommitted lines of credit, or drawing down on our credit facility. As of March 31, 2009, we had $475.0 million of borrowings outstanding under this facility and $30.0 million of commercial paper outstanding.

     At March 31, 2009, we had short-term borrowings of $43.8 million which were comprised of bank overdrafts of our international subsidiaries. The bank overdrafts are treated as unsecured loans pursuant to the subsidiaries’ bank agreements.

     Our bank syndicate includes large global banks such as Citibank, JPMorgan Chase, HSBC, RBS, Deutsche Bank, Bank of America, Societe Generale and BBVA. We also include large regional banks in the U.S. such as US Bancorp, Northern Trust, PNC and Wells Fargo. We also include banks that have a major presence in countries where we conduct business such as BNP Paribas in France, Sumitomo in Japan, Fortis in Belgium, Intesa San Paolo in Italy, Scotia in Canada and ANZ in Australia.

     Several banks in our bank syndicate merged with other global financial institutions and in connection with the global credit crisis, received capital infusions from their central governments. In the event that a bank in our syndicate was to default on its obligation to fund its commitment under our credit facility or cease to exist and there was no successor entity, the credit facility provides that the remaining banks in the syndicate would only be required to fund advances requested under the credit facility on a pro rata basis up to their total commitment and the portion of the credit facility provided by the defaulting bank would not be available to us.

     Our credit facility contains financial covenants that restrict our ability to incur indebtedness as defined in the agreements. These financial covenants limit the ratio of total consolidated indebtedness to total consolidated EBITDA to no more than 3.0 times. Under our credit agreement, EBITDA is defined as earnings before interest, taxes, depreciation and amortization. The agreements also require us to maintain a minimum ratio of EBITDA to interest expense of at least 5.0 times. At March 31, 2009, we were in compliance with these covenants, as our ratio of debt to EBITDA was 1.5 times and our ratio of EBITDA to interest expense was 14.7 times. In addition, our credit facility does not limit our ability to declare or pay dividends.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Our outstanding debt and amounts available under our credit facility as of March 31, 2009 were as follows (dollars in millions):

	Debt Outstanding	Available Credit
Short-term borrowings (due in less than one year)	$43.8
Commercial paper issued and borrowings under
$2.5 billion credit facility due June 23, 2011	505.0	$1,995.0
Senior notes due April 15, 2016	996.5	—
Convertible notes due February 7, 2031	5.8	—
Convertible notes due July 31, 2032	727.0	—
Convertible notes due June 15, 2033	0.1	—
Convertible notes due July 1, 2038	467.4	—
Other debt	18.8	—

Total	$2,764.4	$1,995.0

Credit Markets and Availability of Credit

     In light of the uncertainty of future economic conditions, we continue to seek to take actions available to us to respond to changing conditions and we will continue to actively manage our discretionary expenditures. We will continue to monitor and manage the level of credit made available to our clients. We believe that these actions, plus the availability of our $2.5 billion credit facility, are sufficient to fund our near-term capital requirements.

     The next date on which holders of the 2032 Notes can put their notes back to us for cash is July 2009. The next date on which holders of the 2033 Notes and 2038 Notes can put their notes back to us for cash is June 2010. If our convertible notes are put back to us, based on our current financial condition and expectations, we expect to have sufficient cash and unused credit commitments to fund any put. Although such borrowings would reduce the amount available under our credit facility to fund our other cash requirements, we believe that we have sufficient capacity under these commitments to meet our cash requirements for the normal course of our business operations after any put event. Additionally, if the convertible notes are put back to us, our interest expense will change. The extent, if any, of the increase or decrease in interest expense will depend on the portion of the amount repurchased that was refinanced, when we refinance, the type of instrument we used to refinance and the term of the refinancing.

     Even if we were to replace the convertible notes with another form of debt on a dollar-for-dollar basis, it would have no impact on our debt to EBITDA ratio. If we were to replace our convertible notes with interest-bearing debt at prevailing rates, this potential increase in interest expense would negatively impact our ratio of EBITDA to interest expense. However, the coverage ratios applicable to our credit facilities are currently well within the thresholds. If either our ratio of debt to EBITDA increased by 50%, or our ratio of EBITDA to interest expense decreased by 50%, we would still be in compliance with these covenants. Therefore, based on our current coverage ratios, our present expectations of our future operating cash flows and access to our credit facility, as well as expected access to debt and equity capital markets, we

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

believe any increase in interest expense and reduction in coverage ratios would not affect our compliance with our debt covenants.

     In funding our day-to-day liquidity, we are a participant in the commercial paper market. Recent disruptions in the credit markets led to periods of illiquidity in the commercial paper market and higher credit spreads. To mitigate these conditions and to fund our day-to-day liquidity through the quarter, we used our uncommitted lines of credit, reduced the volume and the term of our commercial paper borrowings and borrowed under our credit facility.

     We will continue to closely monitor our liquidity and the credit markets. We cannot predict with any certainty the impact on us of any further disruptions in the credit markets.

Contractual Obligations and Other Commercial Commitments

     Contingent Acquisition Obligations: Certain of our acquisitions prior to January 1, 2009 were structured with contingent purchase price obligations, often referred to as earn-outs. We utilize contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period. These payments are not contingent upon future employment. The amount of future contingent purchase price payments that we would be required to pay for prior acquisitions, assuming that the businesses perform over the relevant future periods at their current profit levels, is approximately $282 million as of March 31, 2009. The ultimate amounts payable cannot be predicted with reasonable certainty because they are dependent upon future results of operations of the subject businesses and are subject to changes in foreign currency exchange rates. In accordance with U.S. GAAP, we have not recorded a liability for these items on our balance sheet since the definitive amount is not determinable or distributable. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. Our obligations change from period to period primarily as a result of payments made during the current period, changes in the acquired entities’ performance and changes in foreign currency exchange rates. These differences could be significant. The contingent purchase price obligations as of March 31, 2009, calculated assuming that the acquired businesses perform over the relevant future periods at their current profit levels, are as follows (dollars in millions):

Remainder 2009	2010	2011	2012	Thereafter	Total
$ 117	$ 92	$ 33	$ 27	$ 13	$ 282

     In connection with the adoption of SFAS 141R, for acquisitions completed subsequent to December 31, 2008, contingent purchase price obligations are recorded as a liability on our consolidated balance sheet.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Concentration of Credit Risk

     We provide marketing and corporate communications services to thousands of clients who operate in nearly every industry sector and in the normal course of business, we grant credit to qualified clients. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 3.5%, and no other client accounted for more than 2.5%, of our consolidated revenue for the quarter ended March 31, 2009. However, during periods of economic downturn, the credit profiles of our clients could change.

     For the quarter ended March 31, 2009 and for the year ended December 31, 2008, one of our largest clients, a major automotive company, accounted for 1.9% and 2.1% or our consolidated revenue, respectively. The automotive sector of the global economy has been severely impacted by the global recession. Our client, as well as other companies in this sector, have received funds from their central governments and have undertaken restructuring efforts. However, if the restructuring efforts are not successful, these companies may take other courses of action to restructure, including insolvency proceedings. We have taken measures designed to reduce our potential exposure in the event our client’s restructuring efforts are not successful and it chooses to reorganize, but we do not know what course of action our client will take. There can be no assurance that our efforts to reduce our exposure will be successful.

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

     Our 2008 Form 10-K provides a detailed discussion of the market risks affecting our operations. No material change has occurred in our market risks since the disclosure contained in our 2008 Form 10-K. See our discussion regarding current economic conditions in Item 2 -Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Executive Summary and Liquidity and Capital Resources sections.

ITEM 4.	CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, our CEO and CFO concluded that as of March 31, 2009 our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 is appropriate.

     KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2008, dated February 27, 2009. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

     The information regarding legal proceedings described in Note 11 to the condensed consolidated financial statements set forth in Part I of this Report is incorporated by reference into this Part II, Item 1.

Item 1A.	Risk Factors

     There have been no material changes to the risk factors disclosed in Item 1A in our 2008 Form 10-K.

Item 6.	Exhibits

(a)   Exhibits

4.1	Amended and Restated Fifth Supplemental Indenture to the 2031 Indenture, dated January 29, 2009 (effective January 20, 2009), among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee (Exhibit 4.7 to our Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

4.2	Sixth Supplemental Indenture to the 2031 Indenture, dated February 12, 2009, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc., and Deutsche Bank Trust Company Americas, as trustee (Exhibit 4.8 to our Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNICOM GROUP INC.

Dated: April 29, 2009	/s/ Randall J. Weisenburger

Randall J. Weisenburger
Executive Vice President
and Chief Financial Officer
(on behalf of Omnicom Group Inc.
and as Principal Financial Officer)