Form 10-Q
period 2009-06-30
OMNICOM GROUP INC
filed 2009-08-06
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES	X	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	X	Accelerated filer

Non-accelerated filer*		Smaller reporting company

* (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

As of July 24, 2009, 310,767,000 shares of Omnicom Common Stock, $0.15, par value were outstanding.

OMNICOM GROUP INC. AND SUBSIDIARIES
INDEX

PART I.	FINANCIAL INFORMATION
		Page No.
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets -
	June 30, 2009 and December 31, 2008	1
	Condensed Consolidated Statements of Income - Three Months
	and Six Months Ended June 30, 2009 and 2008	2
	Condensed Consolidated Statements of Cash Flows -
	Six Months Ended June 30, 2009 and 2008	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	44

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 4.	Submission of Matters to a Vote of Security Holders	46
Item 5.	Other Information	46
Item 6.	Exhibits	47
	Signatures	48
	Certifications

Forward-Looking Statements

Certain of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. These statements relate to future events or future financial performance and involve known and unknown risks and other factors that may cause our actual or our industry’s results, levels of activity or achievement to be materially different from those expressed or implied by any forward-looking statements. These risks and uncertainties, which are described in our 2008 Annual Report on Form 10-K under Item 1A - Risk Factors and Item 7 -Management’s Discussion and Analysis of Financial Condition and Results of Operations include, but are not limited to, our future financial condition and results of operations, the continuing global economic recession and credit crisis, losses on media purchases on behalf of clients, reductions in client spending and/or a slowdown in client payments, competitive factors, changes in client communication requirements, the hiring and retention of personnel, our ability to attract new clients and retain existing clients, changes in government regulations impacting our advertising and marketing strategies, risks associated with assumptions we make in connection with our critical accounting estimates, and our international operations, which are subject to the risks of currency fluctuations and exchange controls. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are present expectations. We undertake no obligation to update or revise any forward-looking statement, except as required by law.

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited) June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$399.9	$1,097.3
Short-term investments, at market	12.0	15.1
Accounts receivable, net of allowance for doubtful accounts
of $58.9 and $59.9	4,940.3	5,775.5
Work in process	614.1	672.0
Other current assets	933.5	1,005.0

Total Current Assets	6,899.8	8,564.9

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated
depreciation of $1,109.1 and $1,031.1	704.8	719.6
EQUITY METHOD INVESTMENTS	315.2	297.3
GOODWILL	7,446.6	7,220.2
INTANGIBLE ASSETS, net of accumulated amortization of $296.6 and $278.4	215.0	221.0
DEFERRED TAX ASSETS	31.9	45.2
OTHER ASSETS	272.1	250.2

TOTAL ASSETS	$15,885.4	$17,318.4

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,893.5	$6,881.2
Customer advances	934.3	1,005.5
Current portion of long-term debt	2.1	2.7
Short-term borrowings	42.0	16.2
Taxes payable	66.6	201.1
Other current liabilities	1,390.4	1,647.5

Total Current Liabilities	8,328.9	9,754.2

LONG-TERM DEBT	1,213.2	1,012.8
CONVERTIBLE DEBT	1,200.3	2,041.5
OTHER LONG-TERM LIABILITIES	459.4	444.4
LONG-TERM DEFERRED TAX LIABILITIES	402.8	312.1
COMMITMENTS AND CONTINGENCIES (see Note 11)
REDEEMABLE EQUITY - NONCONTROLLING INTERESTS	193.9	—
EQUITY:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	59.6	59.6
Additional paid-in capital	1,448.7	1,629.0
Retained earnings	6,164.0	5,859.6
Accumulated other comprehensive income (loss)	(32.9)	(247.3)
Treasury stock, at cost	(3,779.9)	(3,778.1)

Total shareholders’ equity	3,859.5	3,522.8
Noncontrolling Interests	227.4	230.6

Total Equity	4,086.9	3,753.4

TOTAL LIABILITIES AND EQUITY	$15,885.4	$17,318.4

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUE	$2,870.7	$3,476.9	$5,617.3	$6,672.3
OPERATING EXPENSES	2,472.6	2,960.1	4,936.8	5,804.7

OPERATING INCOME	398.1	516.8	680.5	867.6
INTEREST EXPENSE	27.4	31.4	54.2	56.8
INTEREST INCOME	5.5	12.7	10.9	27.1

INCOME BEFORE INCOME TAXES AND
INCOME FROM EQUITY METHOD INVESTMENTS	376.2	498.1	637.2	837.9
INCOME TAX EXPENSE	129.7	167.2	218.4	282.4
INCOME FROM EQUITY METHOD INVESTMENTS	7.3	11.0	13.2	19.1

NET INCOME	253.8	341.9	432.0	574.6
LESS: NET INCOME ATTRIBUTED
TO NONCONTROLLING INTERESTS	20.4	34.9	34.1	59.0

NET INCOME - OMNICOM GROUP INC.	$233.4	$307.0	$397.9	$515.6

NET INCOME PER COMMON SHARE
- OMNICOM GROUP INC.:
Basic	$0.75	$0.96	$1.28	$1.60
Diluted	$0.75	$0.95	$1.27	$1.59

DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.15	$0.30	$0.30

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$432.0	$574.6
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation	87.2	90.9
Amortization of intangible assets	26.5	24.8
Income from equity method investments, net of dividends received	(3.2)	(6.5)
Provision for doubtful accounts	9.2	6.1
Share-based compensation	35.7	27.8
Excess tax benefit from share-based compensation	—	(9.6)
Decrease in operating capital	(478.0)	(799.6)

Net cash provided by (used in) operating activities	109.4	(91.5)

Cash flows from investing activities:
Payments to acquire property, plant and equipment	(63.3)	(92.7)
Payments to acquire businesses and interests in affiliates, net of cash acquired	(61.0)	(210.1)
Payments to acquire short-term investments	(6.3)	(9.8)
Proceeds from sale of short-term investments	8.8	9.6

Net cash used in investing activities	(121.8)	(303.0)

Cash flows from financing activities:
Proceeds from short-term debt	24.5	10.7
Proceeds from borrowings	200.7	2.3
Repayments of convertible debt	(842.0)	—
Payments of dividends	(93.5)	(97.3)
Payments for repurchase of common stock	(8.6)	(407.8)
Proceeds from stock plans	6.1	63.7
Excess tax benefit on share-based compensation	—	9.6
Other, net	(53.7)	(61.0)

Net cash used in financing activities	(766.5)	(479.8)

Effect of exchange rate changes on cash and cash equivalents	81.5	(3.1)

Net decrease in cash and cash equivalents	(697.4)	(877.4)
Cash and cash equivalents at beginning of period	1,097.3	1,793.2

Cash and cash equivalents at end of period	$399.9	$915.8

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

Basis of Presentation

The terms “Omnicom,” “we,” “our” and “us” each refer to Omnicom Group Inc. and our subsidiaries, unless the context indicates otherwise. The unaudited condensed consolidated financial statements were prepared pursuant to Securities and Exchange Commission (“SEC”) rules. Certain information and footnote disclosure required in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) have been condensed or omitted pursuant to these rules.

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

In our opinion, the accompanying financial statements reflect all adjustments, consisting of normally recurring accruals, considered necessary for a fair presentation, in all material respects, of the information contained therein. Results of operations for the interim period are not necessarily indicative of results that may be expected for the year. These statements should be read in conjunction with our Annual Report on Form10-K for the year ended December 31, 2008 (the “2008 10-K”) as revised by our Current Report on Form 8-K filed on June 24, 2009 (see Note 2, below).

2.

Retrospective Adoption of New Accounting Standards and New Accounting Pronouncements

On June 24, 2009, we filed a Current Report on Form 8-K in which we made adjustments to our consolidated financial statements and related notes included in our 2008 10-K by retrospectively adopting the following new accounting pronouncements: Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”); FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”); and FSP APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). All periods and amounts presented

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in the consolidated financial statements and related notes included in our 2008 10-K have been retrospectively adjusted in accordance with these pronouncements.

As a result of the adoption of SFAS 160, we reclassified $230.6 million of minority interest at December 31, 2008 to noncontrolling interests within the equity section of our condensed consolidated balance sheets. We also modified the format of our condensed consolidated statements of income and cash flows to conform to the disclosure requirements of SFAS 160.

FSP EITF 03-6-1 provides that all outstanding unvested share-based payments that contain rights to non-forfeitable dividends participate in the undistributed earnings with the common shareholders and are therefore participating securities. Companies with participating securities are required to apply the two-class method in calculating basic and diluted earnings per share. On adoption of FSP 03-6-1, we retrospectively restated basic and diluted Net Income per Common Share – Omnicom Group Inc. for each period presented.

FSP APB 14-1 provides that issuers of instruments that fall within its scope should separately account for the liability and equity components of those instruments by allocating the proceeds at the date of issuance of the instrument between the liability component and the embedded conversion option (the equity component) by first determining the carrying amount of the liability. Our outstanding Convertible Notes came under the scope of FSP APB 14-1 when they were amended in 2004 to eliminate our right to settle a portion of the Convertible Notes in cash upon conversion. Each convertible note has substantive rights to unilaterally put the convertible notes for redemption on certain specified dates. To calculate the fair value of the liability, we estimated the expected life of each series of our convertible debt and computed the fair value of the liability excluding the embedded conversion option and giving effect to other substantive features, such as put and call options. Since our convertible debt was issued at par (no discount) and by its terms does not pay a coupon interest rate, the holder has no economic incentive to hold our convertible debt, and unless a non-contractual supplemental interest payment is offered by us, the holder would exercise his or her put right at the first opportunity. Accordingly, for the purposes of applying FSP APB 14-1, the expected lives of our Convertible Notes from the date of amendment in 2004 to the first respective put date, were assumed to be 1.2 years, 1 year and 1.6 years for our 2031, 2032 and 2033 Notes, respectively. On adoption of FSP APB 14-1, we would have recorded additional interest expense, net of income taxes, in years 2004, 2005 and 2006 totaling $28.5 million. This amount represents the fair value of embedded conversion options from the dates of amendment to the first put dates. The amortization of the debt discount is in addition to the amortization of the supplemental interest payments (in accordance with EITF 96-19) made on our Convertible Notes.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

New Accounting Pronouncements:

Business Combinations

On January 1, 2009, we adopted SFAS 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R changes the accounting and financial reporting for business combinations by requiring, among other things, that: upon initially obtaining control, the acquirer record 100% of the assets acquired and liabilities assumed even when less than 100% of the target is acquired; all transaction costs be expensed as incurred; and, a liability for contingent purchase price obligations (earn-outs), if any, be recorded at the acquisition date and remeasured at fair value and included in earnings in each subsequent reporting period. The adoption of SFAS 141R on January 1, 2009, did not have a significant effect on our results of operations or financial position.

Redeemable Equity-Noncontrolling Interests

On January 1, 2009, we adopted Emerging Issues Task Force (“EITF”) Topic No. D-98, Classification and Measurement of Redeemable Securities (“EITF D-98”) as it relates to our redeemable noncontrolling interests.

Owners of noncontrolling interests in certain of our subsidiaries have the right in certain circumstances to require us to purchase additional ownership interests at fair values as defined in the applicable agreements. The intent of the parties is to approximate fair value at the time of redemption by using a multiple of earnings, which is consistent with generally accepted valuation practices by market participants in our industry. These contingent redemption rights are embedded in the equity security at the time of issuance, are not free-standing instruments, do not represent a de facto financing and are not under our control. Prior to January 1, 2009, we did not record these contingent obligations on our balance sheet.

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

Assuming that the subsidiaries perform over the relevant periods at their current profit levels, at June 30, 2009 the aggregate estimated maximum amount we could be required to pay in future periods is approximately $194 million, of which approximately $132 million relates to obligations that are currently exercisable by the holders. If these rights are exercised, there would likely be an increase in the net income attributable to Omnicom

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Group Inc. as a result of our increased ownership and the reduction of net income attributable to noncontrolling interests. The ultimate amount payable could be significantly different because the redemption amount is primarily dependent on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates.

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

Subsequent Events

On June 30, 2009, we adopted SFAS No. 165, Subsequent Events (“SFAS 165”), which provides guidance for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of SFAS 165 did not have any effect on our results of operations or financial position.

Disclosure of Financial Instruments - Interim Financial Statements

On June 30, 2009, we adopted FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 requires public companies to include disclosures required for all financial instruments within the scope of SFAS No. 107 in their interim financial statements. In addition, FSP 107-1 requires disclosure about the method and significant assumptions to estimate fair value of financial instruments and disclosure of changes in the methods or significant assumptions, if any, during the period. The adoption of FSP 107-1 related to financial statement disclosure only and did not have any effect on our results of operations or financial position.

New Accounting Pronouncements Not Yet Adopted:

Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which we will adopt effective January 1, 2010. SFAS 167 revised factors that should be considered by a reporting entity when determining whether an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 also includes revised financial statement disclosures regarding the reporting entity’s involvement and risk exposure. We are currently

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

evaluating the potential impact of SFAS 167 on our results of operations and financial position.

GAAP Codification

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, (“SFAS 168”), which is effective July 1, 2009. SFAS 168 does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance. SFAS 168 provides a single source of authoritative U.S. GAAP for nongovernmental entities and supersedes all other previously issued non-SEC accounting and reporting guidance. The adoption of SFAS 168 will not have any effect on our results of operations or financial position.

3.

Net Income per Common Share - Omnicom Group Inc.

Basic net income per common share - Omnicom Group Inc. is based upon the weighted average number of common shares outstanding during the period. Diluted net income per common share - Omnicom Group Inc. is computed on the same basis, including, if dilutive, common share equivalents which include outstanding options and restricted shares.

As discussed in Note 2, we retrospectively adopted FSP EITF 03-6-1. FSP EITF 03-6-1 requires retrospective application to all prior period net income per common share calculations. FSP EITF 03-6-1 provides that all outstanding unvested share-based payments that contain rights to non-forfeitable dividends participate in the undistributed earnings with the common shareholders and are therefore participating securities. Companies with participating securities are required to apply the two-class method in calculating basic and diluted net income per common share. Our restricted stock awards are considered participating securities because they receive non-forfeitable dividends at the same rate as our common stock. In accordance with EITF 03-6-1, the computation of basic and diluted net income per common share is reduced for a presumed hypothetical distribution of earnings to the holders of our unvested restricted stock. The effect of applying FSP EITF 03-6-1 reduced the fully diluted net income per common share - Omnicom Group Inc. for the six months ended June 30, 2008 to $1.59 from $1.61 and for the three months ended June 30, 2008 to $0.95 from $0.96.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The computations of basic and diluted net income per common share - Omnicom Group Inc. were (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Earnings Available for Common Shares:
Net income - Omnicom Group Inc.	$233.4	$307.0	$397.9	$515.6
Earnings allocated to participating securities	(2.6)	(3.1)	(4.8)	(5.7)

Earnings available for common shares	$230.8	$303.9	$393.1	$509.9

Weighted Average Shares:
Basic	308.1	317.5	307.8	317.9
Diluted	308.6	319.6	308.5	319.8

Net Income per Common Share - Omnicom
Group Inc.:
Basic	$0.75	$0.96	$1.28	$1.60
Diluted	0.75	0.95	1.27	1.59

For purposes of computing diluted net income per common share - Omnicom Group Inc., 0.5 million and 2.1 million common share equivalents were assumed to be outstanding for the three months ended June 30, 2009 and 2008, respectively and 0.7 million and 1.9 million common share equivalents were assumed to be outstanding for the six months ended June 30, 2009 and 2008, respectively. For the three months ended June 30, 2009, 18.7 million shares attributed to outstanding stock options and 3.1 million unvested restricted shares were excluded from the calculation of diluted net income per common share - Omnicom Group Inc. because their inclusion would have been anti-dilutive. For the three months ended June 30, 2008, 0.1 million shares attributed to outstanding stock options and 3.0 million unvested restricted shares were excluded from the calculation of diluted net income per common share - Omnicom Group Inc. because their inclusion would have been anti-dilutive. For the six months ended June 30, 2009, 22.2 million shares attributed to outstanding stock options and 3.1 million unvested restricted shares were excluded from the calculation of diluted net income per common share - Omnicom Group Inc. because their inclusion would have been anti-dilutive. For the six months ended June 30, 2008, 2.1 million shares attributed to outstanding stock options and 3.0 million unvested restricted shares were excluded from the calculation of diluted net income per common share - Omnicom Group Inc. because their inclusion would have been anti- dilutive.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Comprehensive Income

Total comprehensive income and its components were (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net Income	$253.8	$341.9	$432.0	$574.6

Foreign currency translation adjustment,
net of income taxes of $183.0 and $7.1 for
the three months and $113.5 and $44.8 for
the six months ended June 30, 2009 and
2008, respectively	339.8	13.1	210.6	83.1

Financial instruments, including
unrealized gain (loss) on available-for-sale
securities, net of income taxes of $1.8
million for the three months ended June
30, 2009 and $3.5 and $(3.6) for the six
months ended June 30, 2009 and 2008,
respectively	2.6	0.1	5.2	(5.4)

Defined benefit plans and postemployment
arrangements adjustment, net of income
taxes of $0.5 and $0.3 for the three months
and $0.9 and $0.8 for the six months ended
June 30, 2009 and 2008, respectively	0.8	0.6	1.5	1.2

Comprehensive income	597.0	355.7	649.3	653.5
Less: comprehensive income attributed to
noncontrolling interests	33.5	33.6	37.1	70.5

Comprehensive income - Omnicom
Group Inc.	$563.5	$322.1	$612.2	$583.0

5.

Debt

Short-Term Borrowings:

Short-term borrowings of $42.0 million at June 30, 2009 are primarily comprised of bank overdrafts of our international subsidiaries. The bank overdrafts are treated as unsecured loans pursuant to our bank agreements. At December 31, 2008, short-term borrowings were $16.2 million.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lines of Credit:

We have a $2.5 billion credit facility expiring on June 23, 2011. We have the ability to classify borrowings under this facility as long-term debt. Our credit facility provides back- up liquidity in the event that any of our convertible notes are put back to us, as well as support for our commercial paper. At June 30, 2009, there were $200.0 million of borrowings outstanding under this facility. This amount is included in long-term debt on our condensed consolidated balance sheet.

The gross amount of borrowings and repayments under the credit facility during the first six months of 2009 was approximately $16 billion, with an average term of approximately 11 days. The gross amount of commercial paper issued and redeemed under our commercial paper program during the first six months of 2009 was approximately $5.7 billion, with an average term of approximately 4 days. Depending on market conditions at the time, we either issue commercial paper or borrow under our credit facility or on our uncommitted lines of credit to manage short-term cash requirements primarily related to changes in our day-to-day working capital requirements.

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

On February 12, 2009, we paid a supplemental interest payment of $50.00 per $1,000 principal amount of notes to holders of our 2031 Notes. The partnership that financed the purchase of $546.0 million of our 2031 Notes on our behalf was paid a supplemental interest payment of $27.3 million and the other noteholders who did not put their notes were paid a supplemental interest payment of $0.3 million. The loan made to the partnership bears interest at 3.35% per annum. On consolidation, interest income from the loan to the partnership offsets interest expense from the amortization of the supplemental

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest payment made to the partnership resulting in net interest expense of $2.0 million for the quarter ended June 30, 2009.

Long-term debt outstanding as of June 30, 2009 and December 31, 2008 consisted of the following (dollars in millions):

	2009	2008

Senior Notes - due April 15, 2016	$996.6	$996.4
Borrowings under $2.5 billion credit facility due June 23, 2011	200.0	—
Other notes and loans	18.7	19.1

	1,215.3	1,015.5
Less current portion	2.1	2.7

Total	$1,213.2	$1,012.8

Convertible debt outstanding as of June 30, 2009 and December 31, 2008 consisted of the following (dollars in millions):

	2009	2008

Convertible Notes - due February 7, 2031	$5.8	$847.0
Convertible Notes - due July 31, 2032	727.0	727.0
Convertible Notes - due June 15, 2033	0.1	0.1
Convertible Notes - due July 1, 2038	467.4	467.4

	1,200.3	2,041.5
Less current portion	—	—

Total	$1,200.3	$2,041.5

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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of our revenue and long-lived assets and goodwill by geographic area as of June 30, 2009 and 2008 is presented below (dollars in millions):

		Americas	EMEA	Asia/Australia
2009
	Revenue-three months ended	$1,685.4	$1,004.0	$181.3
	Revenue-six months ended	3,366.1	1,906.4	344.8
	Long-Lived Assets and Goodwill	5,525.1	2,502.4	123.9
2008
	Revenue-three months ended	$1,952.6	$1,304.0	$220.3
	Revenue-six months ended	3,795.5	2,456.6	411.2
	Long-Lived Assets and Goodwill	5,398.8	2,820.3	123.6

The Americas is composed of the U.S., Canada and Latin American countries. EMEA is composed of various Euro currency countries, the United Kingdom, the Middle-East and Africa and other European countries that have not adopted the European Union Monetary standard. Asia/Australia is composed of China, Japan, Korea, Singapore, India, Australia and other Asian countries.

7.

Share-Based Compensation Plans

Pre-tax share-based employee compensation expense for the six months ended June 30, 2009 and 2008 was $35.7 million and $27.8 million, respectively.

On March 31, 2009, an additional 22,045,000 options were granted under the 2007 Incentive Award Plan, increasing our options outstanding to 44.2 million. The options were granted with an exercise price equal to the closing price on the date of grant of $23.40 and have a contractual life of 10 years. The fair value of the option grant was $3.51 as determined as of the date of the grant using the Black-Scholes option valuation model and will be amortized over the vesting period of 3 years. The Black-Scholes assumptions (without adjusting for the risk of forfeiture and lack of liquidity) were:

Expected option lives	5.0	years
Risk free interest rate	1.7%
Expected volatility	19.6%
Dividend yield	2.5%

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.

Income Taxes

At June 30, 2009, the total liability for uncertain tax positions recorded on our balance sheet and included in other long-term liabilities was $79.3 million. Of this amount, approximately $64.1 million would affect our effective tax rate upon resolution of the uncertain tax positions. During the second quarter, an uncertain tax position for a foreign subsidiary was resolved. This resolution, which we did not expect to occur until sometime in 2010 or 2011, resulted in an increase of $12.9 million in both income tax expense and our liability for uncertain tax positions, including interest.

During the second quarter, in accordance with APB 23, Accounting for Income Taxes - Special Areas (“APB 23”), we recorded an increase in our deferred tax assets and a reduction in income tax expense of $11.0 million resulting from the recognition of income tax credits from a foreign jurisdiction.

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

9.	Pension and Other Postemployment Plans Defined Benefit Plans The components of net periodic benefit cost for the six months ended June 30, 2009 and 2008 were (dollars in millions):

	2009	2008

Service cost	$2.5	$3.3
Interest cost	2.8	3.0
Expected return on plan assets	(1.5)	(2.2)
Amortization of prior service cost	1.3	1.1
Amortization of actuarial (gains) losses	0.6	0.5
Curtailments and settlements	1.4	—

Total	$7.1	$5.7

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We contributed approximately $2.1 million and $1.6 million to our defined benefit plans for the six months ended June 30, 2009 and 2008, respectively.

Postemployment Arrangements

The components of net periodic benefit cost for the six months ended June 30, 2009 and 2008 were (dollars in millions):

	2009	2008

Service cost	$0.9	$1.0
Interest cost	2.0	2.1
Expected return	N/A	N/A
Amortization of prior service cost	0.3	0.2
Amortization of actuarial (gains) losses	0.4	0.3

Total	$3.6	$3.6

10.	Supplemental Financial Data The components of operating expenses for the three and six months ended June 30, 2009 and 2008 were (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Salary and service costs	$2,011.8	$2,416.3	$4,025.6	$4,743.2
Office and general expenses	460.8	543.8	911.2	1,061.5

Total operating expenses	$2,472.6	$2,960.1	$4,936.8	$5,804.7

Supplemental cash flow data for the six months ended June 30, 2009 and 2008 were (dollars in millions):

	2009	2008

Income taxes paid	$168.6	$236.4
Interest paid	$50.3	$53.9

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.

Commitments and Contingencies

Beginning on June 13, 2002, several putative class actions were filed against us and certain of our senior executives in the United States District Court for the Southern District of New York. The actions have since been consolidated under the caption In re Omnicom Group Inc. Securities Litigation, No. 02-CV-4483 (RCC), on behalf of a proposed class of purchasers of our common stock between February 20, 2001 and June 11, 2002. The consolidated complaint alleges, among other things, that our public filings and other public statements during that period contained false and misleading statements or omitted to state material information relating to (1) our calculation of the organic growth component of period-to-period revenue growth, (2) our valuation of and accounting for certain internet investments made by our Communicade Group, which we contributed to Seneca Investments LLC in 2001, and (3) the existence and amount of certain contingent future obligations in respect of acquisitions. The complaint seeks an unspecified amount of compensatory damages plus costs and attorneys’ fees. Defendants moved to dismiss the complaint and on March 28, 2005, the court dismissed portions (1) and (3) of the complaint detailed above. The court’s decision denying the defendants’ motion to dismiss the remainder of the complaint did not address the ultimate merits of the case, but only the sufficiency of the pleading. Defendants have answered the complaint. Discovery concluded in the second quarter of 2007. On April 30, 2007, the court granted plaintiff’s motion for class certification, certifying the class proposed by plaintiffs. In the third quarter of 2007 defendants filed a motion for summary judgment on plaintiff’s remaining claim. On January 28, 2008, the court granted defendants’ motion in its entirety, dismissing all claims and directing the court to close the case. On February 4, 2008, the plaintiffs filed a notice of intent to appeal that decision to the United States Court of Appeals for the Second Circuit. The appeal has been fully briefed and oral argument before the Court of Appeals occurred on May 5, 2009. The defendants continue to believe that the allegations against them are baseless and intend to vigorously oppose plaintiffs’ appeal. Currently, we are unable to determine the outcome of the appeal and the effect on our financial position or results of operations. The outcome of any of these matters is inherently uncertain and may be affected by future events. Accordingly, there can be no assurance as to the ultimate effect of these matters.

We are also involved from time to time in various legal proceedings in the ordinary course of business. We do not presently expect that these proceedings will have a material adverse effect on our consolidated financial position or results of operations.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.

Fair Value of Financial Instruments

We apply the fair value measurement requirements of SFAS No.157, Fair Value Measurements (“SFAS 157”) for our financial assets and liabilities. SFAS 157 provides that the measurement of fair value requires the use of techniques based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The inputs create the following fair value hierarchy.

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

The following table presents certain information for our financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2009 (dollars in millions):

		Level 1	Level 2	Level 3	Total
Assets:
	Available-for-sale securities	$26.0	—	—	$26.0
Liabilities:
	Forward foreign exchange
	contracts	—	$(1.0)	—	$(1.0)

Available-for-sale securities are included in other assets and forward foreign exchange contracts are included in other current liabilities on our condensed consolidated balance sheet at June 30, 2009.

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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the carrying amounts and fair values of our financial instruments at June 30, 2009 (dollars in millions). Amounts in parentheses represent liabilities.

	Carrying Amount	Fair Value

Cash and cash equivalents	$399.9	$399.9
Short-term investments	12.0	12.0
Available-for-sale securities	26.0	26.0
Cost method investments	31.6	31.6
Long-term debt and convertible debt	(2,415.6)	(2,397.0)
Financial commitments:
Forward foreign exchange contracts	(1.0)	(1.0)
Guarantees	—	(0.3)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Short-term Investments

Short-term investments consist primarily of time deposits with financial institutions and other investments made with our excess cash that we expect to convert into cash in our current operating cycle, generally within one year. Investments are carried at quoted market prices.

Available-for-sale securities

Available-for-sale securities are carried at quoted market prices.

Cost method investments

Cost method investments are carried at cost, which approximates fair value.

Long-term debt and convertible debt

A portion of our long-term debt includes floating rate debt, the carrying value of which approximates fair value. Our long-term debt also includes convertible notes and fixed rate debt. The fair value of these instruments was determined by reference to quoted market prices.

Financial commitments

The estimated fair values of derivative positions in forward foreign exchange contracts are based upon quotations received from third party banks and represent the net amount

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

required to terminate the positions, taking into consideration market rates and counterparty credit risk.

The fair values of guarantees are based on the contractual amount of the underlying instruments. The guarantees, which relate to equipment leases, were issued by us for affiliated companies.

13.

Subsequent Events

We have evaluated events subsequent to the balance sheet date through August 6, 2009, the filing date of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and determined there have not been any events that have occurred that would require adjustment to our unaudited condensed consolidated financial statements.

The following events occurred subsequent to the balance sheet date and have not been recognized in the financial statements.

Debt Issuance

On July 1, 2009, we issued $500 million principal amount of 6.25% Senior Notes due July 15, 2019. The proceeds from the issuance before deducting underwriting commissions and offering expenses were $496.7 million. The notes were issued by Omnicom Group Inc. and two of its wholly owned finance subsidiaries, Omnicom Capital Inc. and Omnicom Finance Inc., as co-obligors. The notes are senior unsecured notes that rank in equal right of payment with all existing and future unsecured indebtedness and as a joint and several liability of the issuer and the co-obligors. We plan to use the net proceeds to pay down borrowings under our credit facility and for general corporate purposes, which could include capital transactions, purchases of treasury shares, working capital expenditures, acquisitions or refinancing other debt.

In connection with the issuance of the notes, we entered into a same-day forward treasury lock agreement to hedge the variability in the expected future cash flows attributable to the risk associated with a change in the designated benchmark treasury rate that was used to price the notes. This agreement was designated as a hedge for accounting purposes. In anticipation of pricing the notes on June 24, 2009, we entered into the hedge on that day. Simultaneously with the pricing of the notes, we terminated and settled the hedge and realized a $2.9 million loss that is included in comprehensive income for the three months ended June 30, 2009 and will be amortized over the term of the notes.

2032 Notes

On July 29, 2009, we offered to pay a supplemental interest payment of $30.00 per $1,000 principal amount of notes to holders of our Liquid Yield Option Notes due July 31, 2032

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(“2032 Notes”) who did not put their notes back to us. A total of $474.3 million of the 2032 Notes were put back to us for repurchase and a total of $252.7 million of our 2032 Notes remain outstanding. On August 6, 2009, we paid a supplemental interest payment of $7.6 million to noteholders who did not put their notes back to us. The supplemental interest payment will be amortized ratably over a twelve-month period to the next put date in accordance with Emerging Issues Task Force (“EITF”) No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

     We are a strategic holding company. We provide professional services to clients through multiple agencies around the world. Our strategy of building a leading portfolio of global advertising and marketing brands, diversified by discipline and geography, is the foundation of our business. On a global, pan-regional and local basis, our agencies provide these services in the following disciplines: traditional media advertising, customer relationship management (“CRM”), public relations and specialty communications. Our business model was built and evolves around our clients. While our companies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. The fundamental premise of our business is that our clients’ specific requirements should be the central focus in how we structure our business offerings and allocate our resources. This client-centric business model results in multiple agencies collaborating in formal and informal virtual networks that cut across internal organizational structures to deliver consistent brand messages for a specific client and execute against each of our clients’ specific marketing requirements. We continually seek to grow our business with our existing clients by maintaining our client-centric approach, as well as expanding our existing business relationships into new markets and with new clients. In addition, we pursue selective acquisitions of complementary companies with strong, entrepreneurial management teams that typically either currently serve or have the ability to serve our existing client base.

     Contractions in the global economy, a decline in consumer spending, rising unemployment and other factors have all led to a global recession. This global recession has reduced clients’ spending on the services that our agencies provide and therefore has impacted our results of operations. In addition, the weakening of most major currencies against the U.S. Dollar, which began late in the third quarter of 2008, has led to a large reduction in our U.S. Dollar denominated revenue.

     As one of the world’s leading advertising, marketing and corporate communications companies, we operate in all major markets of the global economy. We have a large and diverse client base. Our largest client represented 3.4% of our consolidated revenue for the six months ended June 30, 2009 and no other client accounted for more than 2.4% of our consolidated revenue for the six months ended June 30, 2009. Our top 100 clients accounted for approximately 50% of our consolidated revenue for the six months ended June 30, 2009. Our business is spread across a significant number of industry sectors with no one industry comprising more than 17% of revenue from our 1,000 largest clients for the six months ended June 30, 2009. Although our revenues are balanced between the U.S. and international markets and we have a large and diverse client base, we are not immune to the general economic downturn.

     During the first six months of 2009, we experienced a reduction in our revenue compared to the first six months of last year and, due to the rapidly changing economic conditions, we have

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

less visibility than we historically have had regarding client spending plans in the near term. During previous periods of economic downturn our industry experienced slower growth rates and industry-wide margin contractions. Continued economic uncertainty and reductions in consumer spending may result in further reductions in client spending levels, which could adversely affect our results of operations and financial condition. We have and will continue to closely monitor economic conditions, client spending and other factors and in response, we have and will take actions available to us to reduce costs and manage working capital. In the current environment, there can be no assurance as to the effects of future economic circumstances, client spending patterns, client credit worthiness and other developments and whether and to what extent our efforts to respond to them will be effective.

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

     In recent years, our revenue has been divided almost evenly between domestic and international operations. For the three months ended June 30, 2009, our overall revenue declined 17.4%, of which 6.8% was related to changes in foreign exchange rates and 10.8% was a decrease in organic growth offset by a 0.2% increase related to the acquisition of entities, net of entities disposed. For the six months ended June 30, 2009, our overall revenue declined 15.8%, of which 7.3% was related to changes in foreign exchange rates and 8.8% was a decrease in organic growth offset by a 0.3% increase related to the acquisition of entities, net of entities disposed. Almost one-third of the decline in revenue in the second quarter and one-quarter of the decline in revenue for the first half of 2009, that is unrelated to foreign exchange rates and acquisitions and dispositions, was driven by reduced spending by our auto industry clients. The remainder of the decline in the second quarter was caused by an overall reduction in advertising and marketing spending by our clients and more specifically, spending by our clients on events and promotions, as well as on advertising for recruitment and charitable causes.

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

     Because we are a service business, we monitor salary and service costs and office and general costs as a percentage of revenue. Salary and service costs tend to fluctuate in conjunction with changes in revenue. Office and general expenses, which are not directly related to servicing clients, are less directly linked to changes in our revenues than salary and service costs. Salary and service costs as a percentage of revenue increased 0.6% to 70.1% in the second quarter of 2009 compared to the second quarter of 2008. Salary and service costs as a percentage of revenue increased 0.6% to 71.7% in the first six months of 2009 compared to the first six months of 2008. The increase in salary and service costs as a percentage of revenue is primarily attributable to recording higher severance benefits in the second quarter and the first six months of 2009 compared to the amount recorded in the comparable periods of 2008. Office and general expenses increased slightly to 16.1% of revenue in the second quarter of 2009 compared to 15.6% in the second quarter of 2008. Office and general expenses increased slightly to 16.2% of revenue in the first six months of 2009 compared to 15.9% in the first six months of 2008.

     Net income - Omnicom Group Inc. in the second quarter of 2009 decreased $73.6 million, or 24.0%, to $233.4 million from $307.0 million in the second quarter of 2008. Net income - Omnicom Group Inc. in the first six months of 2009 decreased $117.7 million or 22.8%, to $397.9 million from $515.6 million. The period-over-period decrease in net income - Omnicom Group Inc. is due to the factors described above, as well as the increase of $3.2 million and $13.6 million in pre-tax net interest expense for the three months and six months ended June 30, 2009, respectively. Diluted net income per common share - Omnicom Group Inc. decreased 21.1% to $0.75 in the second quarter of 2009, as compared to $0.95 in the prior year period. Diluted net income per common share - Omnicom Group Inc. decreased 20.1% to $1.27 in the first six months of 2009, as compared to $1.59.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations: Second Quarter 2009 Compared to Second Quarter 2008

     Revenue: When comparing performance between quarters and years, we discuss non-GAAP financial measures such as the impact that foreign currency rate changes, acquisitions / dispositions and organic growth have on reported revenue. We derive significant revenue from international operations and changes in foreign currency rates between the periods impact our reported results. Our reported results are also impacted by our acquisitions and disposition activity and organic growth. Accordingly, we provide this information to supplement the discussion of changes in revenue period-to-period.

     Our second quarter of 2009 consolidated worldwide revenue decreased 17.4% to $2,870.7 million from $3,476.9 million in the second quarter of 2008. The effect of foreign exchange impacts decreased worldwide revenue by $234.7 million. Acquisitions, net of dispositions, increased worldwide revenue by $5.6 million, while organic growth decreased worldwide revenue by $377.1 million. The components of the second quarter of 2009 revenue changes in the U.S. (“domestic”) and the remainder of the world (“international”) are summarized below (dollars in millions):

	Total		Domestic		International
	$	%	$	%	$	%
Quarter ended June 30, 2008	$3,476.9	—	$1,751.3	—	$1,725.6	—

Components of revenue changes:
Foreign exchange impact	(234.7)	(6.8)%	—	—	(234.7)	(13.6)%
Acquisitions, net of dispositions	5.6	0.2%	(0.9)	(0.1)%	6.5	0.3%
Organic growth	(377.1)	(10.8)%	(225.9)	(12.9)%	(151.2)	(8.8)%

Quarter ended June 30, 2009	$2,870.7	(17.4)%	$1,524.5	(12.9)%	$1,346.2	(22.0)%

     Due to the global recession, we began to experience a decline in the rate of growth of our revenue in the second half of 2008. Client spending began to contract in the last half of 2008 and has continued into the second quarter of 2009, which contributed to the decrease in our revenue. The decline was broad-based across most industry segments and geographic areas. Due to the continuing global recession and rapidly changing economic conditions, we have less visibility than we historically have had regarding client spending plans in the near term. Continuing economic uncertainty and reductions in consumer spending may result in further reductions in client spending levels that could adversely affect our results of operations and financial condition.

     The components and percentages of changes in the table above are calculated as follows:

  The foreign exchange impact component shown in the table is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $3,105.4 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $2,870.7 million less $3,105.4 million for the Total column in the table).

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

  The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $3,476.9 million for the Total column in the table).

     The components of revenue for the second quarter of 2009 and 2008 and year-over-year revenue changes in our primary geographic markets are summarized below (dollars in millions):

	2009 Revenue	2008 Revenue	% Change
United States	$1,524.5	$1,751.3	(12.9)%
Euro Markets	630.2	799.5	(21.2)%
United Kingdom	252.3	345.9	(27.1)%
Other	463.7	580.2	(20.1)%

Total	$2,870.7	$3,476.9	(17.4)%

     For the second quarter of 2009 as compared to the second quarter of 2008, foreign exchange impacts decreased our consolidated revenue by 6.8%, or $234.7 million. Beginning late in the third quarter of 2008 and continuing through the second quarter of 2009, compared to the equivalent prior year period, the U.S. Dollar strengthened significantly against most major currencies, including the Euro, British Pound, Canadian Dollar and Brazilian Real. If the exchange rates of the foreign currencies used by our operating businesses remain constant at the spot rates in effect at July 15, 2009 through the end of the year, we expect a reduction as a result of foreign exchange impacts in the range of approximately 0.5% to 1.5% on our revenue for the remainder of 2009 compared to our revenue for the last six months of 2008.

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

	Three Months 2009	% of Revenue	Three Months 2008	% of Revenue	$ Change	% Change
Traditional media advertising	$1,280.6	44.6%	$1,516.4	43.6%	$(235.8)	(15.5)%
CRM	1,054.8	36.7%	1,297.3	37.3%	(242.5)	(18.7)%
Public relations	271.7	9.5%	333.4	9.6%	(61.7)	(18.5)%
Specialty communications	263.6	9.2%	329.8	9.5%	(66.2)	(20.1)%

	$2,870.7		$3,476.9		$(606.2)	(17.4)%

     Operating Expenses: Our second quarter of 2009 worldwide operating expenses decreased $487.5 million, or 16.5%, to $2,472.6 million from $2,960.1 million in the second quarter of 2008, as shown below (dollars in millions):

	Three Months Ended June 30,
	2009			2008			2009 vs 2008
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change
Revenue	$2,870.7			$3,476.9			$(606.2)	(17.4)%

Operating Expenses:
Salary and service costs	2,011.8	70.1%	81.4%	2,416.3	69.5%	81.6%	(404.5)	(16.7)%
Office and general expenses	460.8	16.1%	18.6%	543.8	15.6%	18.4%	(83.0)	(15.3)%

Total Operating Expenses	2,472.6	86.1%		2,960.1	85.1%		(487.5)	(16.5)%

Operating Income	$398.1	13.9%		$516.8	14.9%		$(118.7)	(23.0)%

     Because we provide professional services, salary and service costs represent the largest part of our operating expenses. Salary and service costs decreased $404.5 million in the second quarter of 2009 compared to the second quarter of 2008. Salary and service costs are comprised of salary and related costs and direct service costs. Foreign exchange impacts reduced salary and service costs by approximately 6.6% compared to the second quarter of 2008, or approximately 39% of the total U.S. dollar decrease in salary and service costs is due to the impact of foreign currency translations. The remaining decrease is attributable to the actions we took to reduce our work force in anticipation of reductions in client spending and efforts to contain costs including reductions in incentive compensation in the second quarter of 2009 compared to the second quarter of 2008. However, we took additional actions in the second quarter of 2009 to reduce our work force. We incurred expenses related to severance benefits in the second quarter of 2009 of $31.4 million, which on a constant currency basis were approximately $16 million greater than similar costs in the second quarter of 2008. Consequently, if this additional severance expense were not incurred, the ratio of salary and services costs as a percentage of revenue for the second quarter of 2009 would have been similar to that of the second quarter of 2008. As a result of the reductions in our revenue and the changes in our costs described above,

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

salary and service costs as a percentage of revenue increased 0.6% in the second quarter of 2009 compared to the second quarter of 2008.

     Office and general expenses represented 18.6% and 18.4% of our operating expenses in the second quarter of 2009 and 2008, respectively. These costs are comprised of office and equipment rents, technology costs and depreciation, amortization of identifiable intangible assets, professional fees and other overhead expenses. These costs are less directly linked to changes in our revenue. Office and general expenses decreased $83.0 million in the second quarter of 2009 compared to the second quarter of 2008. Foreign exchange impacts reduced office and general expenses by 7.6%. The remaining decrease is a result of our cost containment activities.

     Net Interest Expense: Our net interest expense increased in the second quarter of 2009 to $21.9 million, as compared to $18.7 million in the second quarter of 2008. Our gross interest expense decreased $4.0 million to $27.4 million. This decrease was primarily due to lower interest rates on borrowings under our credit facility, partially offset by increases in amortization, in accordance with Emerging Issues Task Force (“EITF”) No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”), of supplemental interest payments made in prior periods on our Zero Coupon Zero Yield Convertible Notes due 2032. Our gross interest income decreased $7.2 million to $5.5 million in the second quarter of 2009. This decrease was attributable to lower investment rates and foreign exchange impacts on the interest earned on our foreign cash balances.

     Income Taxes: Our consolidated effective income tax rate was 34.5% in the second quarter of 2009, which is slightly higher than the second quarter 2008 rate of 33.6%. The increase in our effective tax rate was caused by higher tax expense incurred of $12.9 million due to an uncertain tax position for a foreign subsidiary, which was resolved. This was substantially offset by a reduction in income tax expense of $11.0 million arising from the recognition of foreign income tax credits in accordance with APB 23.

     Net Income Per Common Share - Omnicom Group Inc.: For the foregoing reasons, net income - Omnicom Group Inc. in the second quarter of 2009 decreased $73.6 million, or 24.0%, to $233.4 million from $307.0 million in the second quarter of 2008. Diluted net income per common share - Omnicom Group Inc. decreased 21.1% to $0.75 in the second quarter of 2009, as compared to $0.95 in the prior year period. This period-over-period decrease was smaller than the decrease in net income - Omnicom Group Inc. due to the reduction in our weighted average common shares outstanding. The reduction in common shares was the result of our purchases during the first eight months of 2008 of our common stock, net of stock option exercises and shares issued under our employee stock purchase plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations: First Six Months of 2009 Compared to First Six Months of 2008

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

     Our first six months of 2009 consolidated worldwide revenue decreased 15.8% to $5,617.3 million from $6,672.3 million in the first six months of 2008. The effect of foreign exchange impacts decreased worldwide revenue by $487.0 million. Acquisitions, net of dispositions, increased worldwide revenue by $19.7 million, while organic growth decreased worldwide revenue by $587.7 million. The components of the first six months of 2009 revenue changes in the U.S. (“domestic”) and the remainder of the world (“international”) are summarized below (dollars in millions):

	Total		Domestic		International
	$	%	$	%	$	%
Six months ended June 30, 2008	$6,672.3	—	$3,412.5	—	$3,259.8	—

Components of revenue changes:
Foreign exchange impact	(487.0)	(7.3)%	—	—	(487.0)	(14.9)%
Acquisitions, net of dispositions	19.7	0.3%	10.2	0.3%	9.5	0.3%
Organic growth	(587.7)	(8.8)%	(366.0)	(10.7)%	(221.7)	(6.8)%

Six months ended June 30, 2009	$5,617.3	(15.8)%	$3,056.7	(10.4)%	$2,560.6	(21.4)%

     Due to the global recession, we began to experience a decline in the rate of growth of our revenue in the second half of 2008. Client spending began to contract in the last half of 2008 and has continued into the second quarter of 2009, which contributed to the decrease in our revenue. The decline was broad-based across most industry segments and geographic areas. Due to the continuing global recession and rapidly changing economic conditions, we have less visibility than we historically have had regarding client spending plans in the near term. Continuing economic uncertainty and reductions in consumer spending may result in further reductions in client spending levels that could adversely affect our results of operations and financial condition.

     The components and percentages of changes in the table above are calculated as follows:

  The foreign exchange impact component shown in the table is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $6,104.3 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $5,617.3 million less $6,104.3 million for the Total column in the table).

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

  The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $6,672.3 million for the Total column in the table).

     The components of revenue for the first six months of 2009 and 2008 and year-over-year revenue changes in our primary geographic markets are summarized below (dollars in millions):

	2009 Revenue	2008 Revenue	% Change
United States	$3,056.7	$3,412.5	(10.4)%
Euro Markets	1,200.5	1,500.9	(20.0)%
United Kingdom	482.9	688.9	(29.9)%
Other	877.2	1,070.0	(18.0)%

Total	$5,617.3	$6,672.3	(15.8)%

     For the first six months of 2009 as compared to the first six months of 2008, foreign exchange impacts decreased our consolidated revenue by 7.3%, or $487.0 million. Beginning late in the third quarter of 2008 and continuing through the second quarter of 2009, compared to the equivalent prior year periods, the U.S. Dollar strengthened significantly against most major currencies, including the British Pound, Euro, Canadian Dollar and Brazilian Real. If the exchange rates of the foreign currencies used by our operating businesses remain constant at the spot rates in effect at July 15, 2009 through the end of the year, we expect a reduction as a result of foreign exchange impacts in the range of approximately 0.5% to 1.5% on our revenue for the remainder of 2009 compared to our revenue for the last six months of 2008.

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

	Six Months 2009	% of Revenue	Six Months 2008	% of Revenue	$ Change	% Change
Traditional media advertising	$2,505.1	44.6%	$2,921.7	43.8%	$(416.6)	(14.3)%
CRM	2,059.8	36.6%	2,450.8	36.7%	(391.0)	(16.0)%
Public relations	531.8	9.5%	648.4	9.7%	(116.6)	(18.0)%
Specialty communications	520.6	9.3%	651.4	9.8%	(130.8)	(20.1)%

	$5,617.3		$6,672.3		$(1,055.0)	(15.8)%

     Operating Expenses: Our first six months of 2009 worldwide operating expenses decreased $867.9 million, or 15.0%, to $4,936.8 million from $5,804.7 million in the first six months of 2008, as shown below (dollars in millions):

	Six Months Ended June 30,
	2009			2008			2009 vs 2008
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change
Revenue	$5,617.3			$6,672.3			$(1,055.0)	(15.8)%

Operating Expenses:
Salary and service costs	4,025.6	71.7%	81.5%	4,743.2	71.1%	81.7%	(717.6)	(15.1)%
Office and general expenses	911.2	16.2%	18.5%	1,061.5	15.9%	18.3%	(150.3)	(14.2)%

Total Operating Expenses	4,936.8	87.9%		5,804.7	87.0%		(867.9)	(15.0)%

Operating Income	$680.5	12.1%		$867.6	13.0%		$(187.1)	(21.6)%

     Because we provide professional services, salary and service costs represent the largest part of our operating expenses. Salary and service costs decreased $717.6 million in the first six months of 2009 compared to the first six months of 2008. Salary and services costs are comprised of salary and related costs and direct service costs. Foreign exchange impacts reduced salary and service costs by approximately 7.1% compared to the first six months of 2008, or approximately 47% of the total U.S. dollar decrease in salary and service costs is due to the impact of foreign currency translations. The remaining decrease is attributable to the actions we took to reduce our work force in anticipation of reductions in client spending and efforts to contain costs including reductions in incentive compensation in the first six months of 2009 compared to the first six months of 2008. However, anticipating further reductions in client spending, we took additional actions in the first six months of 2009 to reduce our work force. We incurred expenses related to severance benefits in the first six months of 2009 of $69.1 million, which on a constant currency basis were approximately $34.3 million greater than similar costs in the first six months of 2008. Consequently, if this additional severance expense were not incurred the ratio of salary and services costs as a percentage of revenue for the first six months of 2009 would have been similar to that of the first six months of 2008. As a result of

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

the reductions in our revenue and the changes in our costs described above, salary and service costs as a percentage of revenue increased 0.6% in the first six months of 2009 compared to the first six months of 2008.

     Office and general expenses represented 18.5% and 18.3% of our operating expenses in the first six months of 2009 and 2008, respectively. These costs are comprised of office and equipment rents, technology costs and depreciation, amortization of identifiable intangible assets, professional fees and other overhead expenses. These costs are less directly linked to changes in our revenue. Office and general expenses decreased $150.3 million in the first six months of 2009 compared to the first six months of 2008. Foreign exchange impacts reduced office and general expenses by 8.3%. The remaining decrease is a result of our cost containment activities.

     Net Interest Expense: Our net interest expense increased in the first six months of 2009 to $43.3 million, as compared to $29.7 million in the first six months of 2008. Our gross interest expense decreased $2.6 million to $54.2 million. This decrease was primarily due to lower interest rates on borrowings under our credit facility, partially offset by increases in amortization, in accordance with EITF No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, of supplemental interest payments made in prior periods on our Zero Coupon Zero Yield Convertible Notes due 2032. Our gross interest income decreased $16.2 million to $10.9 million in the first six months of 2009. This decrease was attributable to lower investment rates and foreign exchange impacts on the interest earned on our foreign cash balances.

     Income Taxes: Our consolidated effective income tax rate was 34.3% in the first six months of 2009, which is slightly higher than the first six months 2008 rate of 33.7%. The increase in our effective tax rate was caused by higher tax expense incurred of $12.9 million due to an uncertain tax position for a foreign subsidiary, which was resolved. This was substantially offset by a reduction in income tax expense of $11.0 million arising from the recognition of foreign income tax credits in accordance with APB 23.

     Net Income Per Common Share - Omnicom Group Inc.: For the foregoing reasons, net income - Omnicom Group Inc. in the first six months of 2009 decreased $117.7 million, or 22.8%, to $397.9 million from $515.6 million in the first six months of 2008. Diluted net income per common share - Omnicom Group Inc. decreased 20.1% to $1.27 in the first six months of 2009, as compared to $1.59 in the prior year period. This period-over-period decrease was smaller than the decrease in net income - Omnicom Group Inc. due to the reduction in our weighted average common shares outstanding. The reduction in common shares was the result of our purchases during the first eight months of 2008 of our common stock, net of stock option exercises and shares issued under our employee stock purchase plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies

     For a more complete understanding of all of our accounting policies, our financial statements and the related management’s discussion and analysis of those results, investors are encouraged to consider this information together with our discussion of our critical accounting policies under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Form 10-K, as well as our consolidated financial statements and the related notes included in our Current Report on Form 8-K filed June 24, 2009.

Goodwill Impairment Test

     Accounting Policy: In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we identified our regional reporting units as components of our operating segments, which are our five agency networks. The regional reporting units of each agency network are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our client-centric strategy for delivering services to clients in their regions. We then concluded that for each of our operating segments, their regional reporting units had similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in Paragraph 17 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), and the guidance set forth in EITF D-101: Clarification of Reporting Unit Guidance in Paragraph 30 of SFAS No. 142. Consistent with the fundamentals of our business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics, as the main economic components of each agency are the salary and service costs associated with providing professional services, the office and general costs associated with office space and occupancy, and the provision of technology requirements which are generally limited to personal computers, servers and off-the-shelf software. Finally, the expected benefits of our acquisitions are typically shared across multiple agencies and regions as they work together to integrate the acquired agency into our client service strategy.

     We review goodwill for impairment annually as of the end of the second quarter and whenever events or circumstances indicate the carrying value may not be recoverable. SFAS No. 142, specifies a two-step test for goodwill impairment. In the first step, we compare the fair value of each reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is equal to or greater than its carrying value, goodwill is not impaired and no further testing is required. If the carrying value exceeds fair value, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting unit’s goodwill. Goodwill of a reporting unit is impaired when its carrying value exceeds its implied fair value. Impaired goodwill is written down to its implied fair value with a charge to expense in the period the impairment is identified.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     In determining the fair value of our reporting units, we use three methodologies all of which require us to make estimates as discussed below. When comparing the fair value of our reporting units to their carrying value, we include deferred taxes in the carrying value of each of our reporting units and we assume they could be sold in a nontaxable transaction between willing parties.

     In the normal course of business, changes in the composition of a reporting unit may arise as a result of changes in management responsibility. Changes, if any, typically occur as of the beginning of the year in connection with our annual planning cycle and are a result of client service considerations and changes in reporting unit management responsibilities. When this occurs, we allocate goodwill based on the relative fair value of the business being realigned in accordance with Paragraph 36 of SFAS 142. Certain business realignments occurred in 2009 and they did not have a significant effect on the results of our impairment test as of June 30, 2009 compared to December 31, 2008.

     Estimates and Assumptions: We use the following valuation methodologies to determine the fair value of our reporting units, including: (1) the income approach which utilizes discounted expected future cash flows, (2) comparative market participant multiples for EBITDA (earnings before interest expense, income taxes, depreciation and amortization), and (3) when available, consideration of recent and similar purchase acquisition transactions.

     In the latter part of 2008, contractions in the global economy, a decline in consumer spending, rising unemployment and other factors accelerated the global recession. The global recession reduced clients’ spending on the services that our agencies provide. As a result, our revenues and profits declined in the fourth quarter of 2008 compared to the fourth quarter of the prior year. Under SFAS 142, a significant adverse change in business conditions typically triggers an evaluation of goodwill for impairment prior to the required annual review. Although the decline we experienced in our business on a constant currency basis in the fourth quarter was not significant, given the generally negative economic environment, we updated our impairment analyses for each of our reporting units as of December 31, 2008.

     We used the three methodologies noted above to perform our annual impairment test as of June 30, 2009. However, because of the deterioration and volatility of the global capital markets during the fourth quarter of 2008, we determined that updating our valuations using the income approach was the most appropriate methodology for our interim impairment test as of December 31, 2008. We considered using comparative market participant multiples, however, unlike in prior years, for our interim impairment test as of December 31, 2008 we concluded that we could not determine reasonably accurate market participant multiples for the comparative companies. Additionally, there were no recently completed comparable transactions to consider.

     In applying the income approach, we use estimates to derive the expected discounted cash flows (“DCF”) for each reporting unit, which serve as the basis of our valuation. These estimates and assumptions include revenue growth and operating margin, tax rates, capital expenditures, weighted average cost of capital and related discount rates and expected long-term

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

cash flow growth rates. All these estimates and assumptions are affected by conditions specific to our businesses, economic conditions related to the industry in which we operate, as well as, conditions in the global economy. The assumptions which have the most significant affect on our valuations derived using a DCF methodology are: (1) the expected long-term growth rate of our reporting units’ cash flows and (2) the weighted average cost of capital (“WACC”).

     The range of assumptions used for the long-term growth rate and WACC in our evaluation as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
Long-Term Growth Rate	4.5%	4.5%

WACC	11.1% - 11.8%	12.9% - 13.5%

     Long-term growth rates represent the expected long-term growth rate for the industry in which we operate and the global economy. The average historical revenue growth rate of our reporting units for the past eight years (since the adoption of SFAS 142) was approximately 10.0% and the average nominal GDP growth of the countries comprising our major markets which account for substantially all of our revenue (“Average Nominal GDP”) was 6.1% over the same period. We considered this history when determining the long-term growth rates to be used in both our interim impairment test at December 31, 2008 and in our annual impairment test at June 30, 2009. We believe marketing expenditures over the long term have a high correlation to GDP. We also believe, based on our historical performance, that our long-term growth rate will exceed Average Nominal GDP growth.

     The risk adjusted discount rate used in our DCF analysis represents the estimated WACC for each of our reporting units. The WACC is comprised of (1) a risk free rate of return, (2) a business risk index ascribed to us and to companies in our industry comparable to our reporting units based on a market derived variable that measures the volatility of the share price of equity securities relative to the volatility of the overall equity market, (3) an equity risk premium that is based on the rate of return on equity of publicly traded companies with business characteristics comparable to our reporting units, and (4) the current after-tax market rate of return on debt of companies with business characteristics similar to our reporting units, each weighted by the relative market value percentages of our equity and debt.

     Although the risk-free rate of return increased during the first half of 2009, several other components of our WACC decreased during the first half of 2009. These decreases, which more than offset the increase in the risk-free rate and caused our overall assumed WACC to decline, were comprised of a decrease in the business risk index ascribed to us and to companies in our industry comparable to our reporting units; a systemic decrease in the risk premium on equity securities; and a decrease in the cost of corporate debt in the marketplace. The business risk index is based on a market-derived variable that measures the volatility of the share price of equity securities relative to the volatility of the overall equity market. The index for the companies in our industry comparable to our reporting units, as well as the index assigned to us, has been trending downward, except for a significant increase in the index late in 2008. The

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

general decrease in risk premiums on equity securities compared to year-end 2008 is a result of the gradual return of investors to the equity markets in the first half of 2009. The decrease in the cost of corporate debt is a result of the narrowing of credit spreads on corporate debt that was attributable to the overall improvement in the capital markets in the first half of 2009 relative to the latter part of 2008.

     Additionally, when performing our interim impairment test and estimating the future cash flows of all of our reporting units, we considered the changes in the economic environment that occurred in late 2008 as well as the economic outlook in early 2009. We experienced a reduction in our revenues in the fourth quarter of 2008 of 7.0% and had less visibility than we historically have had at that time regarding near-term client spending plans. This led us to estimate, for purposes of performing our interim impairment test, a reduction in our revenues and cash flows for 2009 compared to 2008, for all of our reporting units and zero growth from those reduced levels for 2010 for all of our reporting units. For the purposes of performing our interim impairment test, we estimated that growth would return in 2011 at levels below our historical growth rates for an interim four-year period.

     When performing our annual impairment test as of June 30, 2009 and estimating the future cash flows of all of our reporting units, we also considered the changes in the economic environment that occurred in late 2008 as well as the economic outlook in mid-year 2009. Although we experienced a reduction in our revenues in the first half of 2009 of 15.8%, of which 7.3% was due to foreign exchange movements, our visibility regarding near-term client-spending plans improved somewhat compared to the fourth quarter of 2008. This led us to estimate for an interim five-year period, for purposes of performing our annual impairment test, a large reduction in our revenues and cash flows for the second half of 2009 compared to 2008, for all of our reporting units and 2% growth from those reduced levels for 2010 for all of our reporting units, with growth slowly increasing in subsequent years, but at levels well below our historical growth rates.

     For both our interim test as of December 31, 2008 and our annual test as of June 30, 2009, beginning in 2014 and 2015, respectively, we used an estimated long-term growth rate of 4.5% for all of our reporting units.

     Sensitivity Analysis: Consistent with the fundamentals of our business strategy, the agencies within our reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our reporting units have similar economic characteristics, as the main economic components of each agency are the salary and service costs associated with providing professional services, the office and general costs associated with office space and occupancy, and the provision of technology requirements that are generally limited to personal computers, servers and off-the-shelf software.

     Our reporting units do vary in size with respect to revenue and the amount of debt allocated to them. These differences drive the variations in fair value among our reporting units. In addition, these differences as well as differences in book value, including goodwill, cause the

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

variations in the amount by which fair value exceeds book value among the reporting units. The reporting unit goodwill balances and debt vary by reporting unit primarily because our three legacy agency networks were acquired at the formation of Omnicom and were accounted for as a pooling of interest that did not result in any additional debt or goodwill being recorded. The remaining two agency networks, including Reporting Unit 5, were built through a combination of internal growth and acquisitions that were accounted for as purchase transactions and as a result, they have a relatively higher amount of goodwill and debt.

     The decline in the fair value of our reporting units that would need to occur in order to fail step one of our goodwill impairment test (the “Threshold”) is as follows (dollars in millions):

	June 30, 2009		December 31, 2008

Reporting Units	Goodwill	Threshold	Goodwill	Threshold
1&2	$ 1,769.9	>55%	$1,731.7	>55%
3&4	$ 2,099.2	>70%	$2,010.6	>85%
5	$ 3,577.5	>50%	$3,477.9	>20%

     At December 31, 2008, Reporting Unit 5 had the highest total revenue, operating profit and enterprise value of our five reporting units, and its fair value (net of debt) approximated the average of the total fair value of all of our reporting units. However, because it had the highest book value and debt relative to the other reporting units, it had the lowest Threshold as of December 31, 2008. The long-term growth rate needed to achieve our future cash flow projections for Reporting Unit 5 to avoid failing step one of our December 31, 2008 interim goodwill impairment test and thus potentially having a goodwill impairment charge was approximately 3.0%. This growth rate would represent a 30% reduction in the long-term growth rate of 4.5% that we used in performing our interim impairment test at December 31, 2008.

     Conclusion: Based on the analysis described above, we concluded that our goodwill was not impaired as of June 30, 2009, because the fair values of each of our reporting units were substantially in excess of their respective net book values. Notwithstanding our belief that the assumptions we used in our impairment testing for our WACC and long-term growth rate are reasonable, we performed a sensitivity analysis for each of our reporting units. The results of this sensitivity analysis for our annual impairment test as of June 30, 2009 revealed that if our WACC was increased by 1%, and/or our long-term growth rate was decreased by 1%, the fair value of each of our reporting units would continue to be substantially in excess of their respective net book values and pass step one of the impairment test.

     We plan to continue to perform our impairment test during the second quarter of each year unless certain events or circumstances, as defined in SFAS 142, trigger the need for an interim evaluation for impairment. The estimates we use in testing our goodwill for impairment do not constitute forecasts or projections of future results of operations, but rather are estimates and assumptions based on historical results and assessments of macroeconomic factors affecting our reporting units. We believe that our estimates and assumptions are reasonable, but they are subject to change from period to period. Actual results of operations and other factors will likely

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

differ from the estimates used in our discounted cash flow valuation and it is possible that differences could be material. A change in the estimates we use could result in a decline in the estimated fair value of one or more of our reporting units from the amounts derived as of our latest valuation and could cause us to fail step one of our SFAS 142 goodwill impairment test if the estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. A large decline in estimated fair value of a reporting unit could result in a non-cash impairment charge and may have an adverse effect on our financial condition and results of operations.

New Accounting Pronouncements

     See Note 2 to our condensed consolidated financial statements for additional information.

Liquidity and Capital Resources

Cash Sources and Requirements, Including Contractual Obligations

     Historically, substantially all of our non-discretionary cash requirements have been funded from operating cash flow and cash on hand. Our principal non-discretionary funding requirement is our working capital. In addition, we have contractual obligations related to our debt, senior notes and convertible notes, our recurring business operations (primarily related to lease obligations), as well as certain contingent acquisition obligations related to acquisitions.

     Our principal discretionary cash requirements include dividend payments to our shareholders, repurchases of our common stock, payments for strategic acquisitions and capital expenditures. Our discretionary spending is funded from operating cash flow, cash on hand and short-term investments. In any given year, depending on the level of our discretionary activity we may repay debt. Additionally, we may use other sources of available funding, such as the liquidation of short-term investments or the issuance of commercial paper, to finance these activities. Repurchases of our common stock during the first six months of 2009 were minimal.

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

     During the first six months of 2009, we generated $109.4 million of cash from operations. Our discretionary spending during the period was comprised primarily of: dividend payments of $93.5 million; capital expenditures of $63.3 million; repurchases of our common stock of $8.6 million; and acquisition payments of $61.0 million, net of proceeds from

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

businesses that were sold, including purchases of equity interests in subsidiaries and affiliates, as well as contingent purchase price payments related to acquisitions completed in prior periods. Our total discretionary spending for the six months ended June 30, 2009 was $226.4 million compared to $807.9 million for the six months ended June 30, 2008.

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

     At June 30, 2009, our cash and cash equivalents decreased $697.4 million and our short-term investments decreased $3.1 million from December 31, 2008.

Debt Instruments and Related Covenants

     We maintain a credit facility with a consortium of banks providing borrowing capacity of up to $2.5 billion. This facility expires on June 23, 2011. Our credit facility provides core financing, back-up liquidity in the event any of our convertible notes are put back to us, as well as support for our commercial paper borrowings and general working capital requirements. Depending on market conditions at the time, we typically fund our daily borrowing needs by issuing commercial paper, borrowing under our short-term uncommitted lines of credit, or drawing down on our credit facility. As of June 30, 2009, we had $200.0 million of borrowings outstanding under this facility.

     At June 30, 2009, we had short-term borrowings of $42.0 million which were comprised of bank overdrafts of our international subsidiaries. The bank overdrafts are treated as unsecured loans pursuant to the subsidiaries’ bank agreements.

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

     Our credit facility contains financial covenants that restrict our ability to incur indebtedness as defined in the agreements. These financial covenants limit the ratio of total consolidated indebtedness to total consolidated EBITDA to no more than 3.0 times. Under our credit agreement, EBITDA is defined as earnings before interest, taxes, depreciation and amortization. The agreements also require us to maintain a minimum ratio of EBITDA to interest expense of at least 5.0 times. At June 30, 2009, we were in compliance with these covenants, as our ratio of debt to EBITDA was 1.4 times and our ratio of EBITDA to interest expense was 14.2 times. In addition, our credit facility does not limit our ability to declare or pay dividends.

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

     Our outstanding debt and amounts available under our credit facility as of June 30, 2009 were (dollars in millions):

	Debt Outstanding	Available Credit
Short-term borrowings (due in less than one year)	$42.0
Borrowings under $2.5 billion credit facility due June 23, 2011	200.0	$2,300.0
Senior notes due April 15, 2016	996.6
Convertible notes due February 7, 2031	5.8
Convertible notes due July 31, 2032	727.0
Convertible notes due June 15, 2033	0.1
Convertible notes due July 1, 2038	467.4
Other debt	18.7

Total	$2,457.6	$2,300.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     On July 1, 2009, we issued $500 million principal amount of 6.25% Senior Notes due July 15, 2019. The proceeds from the issuance, before deducting underwriting commissions and offering expenses, were $496.7 million. The notes were issued by Omnicom Group Inc. and two of its wholly owned finance subsidiaries, Omnicom Capital Inc. and Omnicom Finance Inc., as co-obligors. The notes are senior unsecured notes that rank in equal right of payment with all existing and future unsecured indebtedness and as a joint and several liability of the issuer and the co-obligors. We plan to use the net proceeds to pay down borrowings under our credit facility and for general corporate purposes, which could include capital transaction, purchases of treasury shares, working capital expenditures, acquisitions or refinancing other debt.

     On July 29, 2009, we offered to pay a supplemental interest payment of $30.00 per $1,000 principal amount of notes to holders of our Liquid Yield Option Notes due July 31, 2032 (the “2032 Notes”) who did not put their notes back to us. A total of $474.3 million of the 2032 Notes were put back to us for repurchase and a total of $252.7 million of our 2032 Notes remain outstanding. On August 6, 2009, we paid a supplemental interest payment of $7.6 million to noteholders who did not put their notes back to us. The supplemental interest payment will be amortized ratably over a twelve-month period to the next put date in accordance with Emerging Issues Task Force (“EITF”) No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”).

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

Contractual Obligations and Other Commercial Commitments

     Contingent Acquisition Obligations: Certain of our acquisitions are structured with contingent purchase price obligations, often referred to as earn-outs. We utilize contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period. These payments are not contingent upon future employment. The amount of future contingent purchase price payments that we would be required to pay for acquisitions completed prior to our adoption of SFAS 141 (R) on January 1, 2009, assuming that the businesses perform over the relevant future periods at their current profit levels, is approximately $234 million as of June 30, 2009. The ultimate amounts payable cannot be predicted with reasonable certainty because they are dependent upon future results of operations of the subject businesses and are subject to changes in foreign currency exchange rates. In accordance with U.S. GAAP, prior to the adoption of SFAS 141(R) on January 1, 2009, we have not recorded a liability for these items on our balance sheet since the definitive amount is not determinable or distributable prior to January 1, 2009. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. Our obligations change from period to period primarily as a result of payments made during the current period, changes in the acquired entities’ performance and changes in foreign currency exchange rates. These differences could be significant. The contingent purchase price obligations as of June 30, 2009, calculated assuming that the acquired businesses perform over the relevant future periods at their current profit levels, are as follows (dollars in millions):

Remainder 2009	2010	2011	2012	Thereafter	Total
$ 71	$ 103	$ 37	$ 19	$ 4	$ 234

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     In connection with the adoption of SFAS 141R, for acquisitions completed subsequent to December 31, 2008, contingent purchase price obligations are recorded as liabilities on our condensed consolidated balance sheet and will be re-measured at fair value through earnings in subsequent periods.

Concentration of Risk

     We provide marketing and corporate communications services to thousands of clients who operate in nearly every industry sector and in the normal course of business, we grant credit to qualified clients. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 3.4%, and no other client accounted for more than 2.4%, of our consolidated revenue for the six months ended June 30, 2009. However, during periods of economic downturn, the credit profiles of our clients could change.

     For the six months ended June 30, 2009, one of our largest clients, a major automotive company, accounted for less than 2% of our consolidated revenue. The automotive sector of the global economy has been severely impacted by the global recession. Our client, as well as other companies in this sector, have received funds from their central governments and have undertaken restructuring efforts including recent insolvency proceedings, as well as board of director and senior management changes. We have taken measures designed to reduce our potential exposure in connection with our client’s restructuring efforts, but there can be no assurance that our efforts to reduce our exposure will be successful or that our client will not further reduce their advertising and marketing spending and/or change their service providers.

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

     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, our CEO and CFO concluded that as of June 30, 2009 our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 is appropriate.

     There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

     KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in our Current Report on Form 8-K filed on June 24, 2009, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2008, dated February 27, 2009.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

     The information regarding legal proceedings described in Note 11 to the condensed consolidated financial statements set forth in Part I of this Report is incorporated by reference into this Part II, Item 1.

Item 1A.	Risk Factors

     There have been no material changes to the risk factors disclosed in Item 1A in our 2008 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

     Stock repurchase activity during the three months ended June 30, 2009 was as follows:

Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2009	241,266	$28.32	—	—

May 2009	—	$—	—	—

June 2009	—	$—	—	—

Total	241,266	$28.32	—	—

     All purchases represent shares of stock withheld from employees to satisfy estimated tax obligations relating to the vesting of shares of restricted stock under the terms of our 2007 Incentive Award Plan. The value of the common stock that was withheld was based upon the closing price of our common stock on the applicable vesting dates.

     There were no unregistered sales of equity securities during the three months ended June 30, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

     We held our annual shareholders’ meeting on May 19, 2009. At the meeting, votes were cast for the following proposals as follows:

     To re-elect the current members of the Board:

	Votes For	Votes Withheld
John D. Wren	265,950,640	3,196,551
Bruce Crawford	266,348,446	2,798,745
Alan R. Batkin	183,664,469	85,482,722
Robert Charles Clark	267,461,802	1,685,389
Leonard S. Coleman, Jr.	183,867,615	85,279,576
Errol M. Cook	266,577,735	2,569,456
Susan S. Denison	183,818,453	85,328,738
Michael A. Henning	184,625,546	84,521,645
John R. Murphy	265,406,416	3,740,775
John R. Purcell	266,054,342	3,092,849
Linda Johnson Rice	182,998,352	86,148,839
Gary L. Roubos	181,312,262	87,834,929

     There were no broker non-votes on this matter.

     To ratify the appointment of KPMG as our independent auditors for the 2009 fiscal year:

Votes For	Votes Against	Votes Abstained
266,297,209	1,839,956	1,010,026

     There were no broker non-votes on this matter.

     To amend the Omnicom Group Inc. Employee Stock Purchase Plan to authorize an additional 10 million shares for issuance and sale to employees:

Votes For	Votes Against	Votes Abstained
235,065,750	14,048,396	284,632

     There were 19,748,414 broker non-votes.

Item 5.	Other Information

     On August 3, 2009, we purchased a total of $474.3 million of our Liquid Yield Option Notes due July 31, 2032 (the “2032 Notes”) which had been put back to us for repurchase in accordance with the terms of the indenture covering the 2032 Notes. A total of $252.7 million of our 2032 Notes remain outstanding. For additional information, see Note 13 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

(a) Exhibits

4.1	Indenture, dated as of July 1, 2009, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee (Exhibit 4.1 to the Current Report on Form 8-K (File No. 1-10551) dated July 1, 2009 (the “July 1, 2009 8-K”) and incorporated herein by reference).

4.2	First Supplemental Indenture, dated as of July 1, 2009, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc., and Deutsche Bank Trust Company Americas, as trustee (Exhibit 4.2 to the July 1, 2009 8-K and incorporated herein by reference).

4.3	Form of 6.250% Notes due 2019 (Exhibit 4.3 to the July 1, 2009 8-K and incorporated herein by reference).

10.1	Omnicom Group Inc. SERCR Plan, as amended and restated on May 19, 2009, filed herewith.

31.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	Interactive Data File

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNICOM GROUP INC.

Dated: August 6, 2009	/s/ Randall J. Weisenburger

Randall J. Weisenburger
Executive Vice President
and Chief Financial Officer
(on behalf of Omnicom Group Inc.
and as Principal Financial Officer)