Form 10-Q
period 2009-09-30
OMNICOM GROUP INC
filed 2009-10-26
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

Commission File Number: 1-10551

OMNICOM GROUP INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-1514814 (IRS Employer Identification No.)

437 Madison Avenue, New York, New York (Address of principal executive offices)	10022 (Zip Code)

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

YES                        NO       X

As of October 16, 2009, 311,242,000 shares of Omnicom Common Stock, $0.15 par value, were outstanding.

OMNICOM GROUP INC. AND SUBSIDIARIES

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited) September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$597.4	$1,097.3
Short-term investments, at market	15.9	15.1
Accounts receivable, net of allowance for doubtful accounts
of $60.0 and $59.9	4,812.5	5,775.5
Work in process	669.0	672.0
Other current assets	1,014.9	1,005.0

Total Current Assets	7,109.7	8,564.9

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation of $1,163.1 and $1,031.1	694.3	719.6
EQUITY METHOD INVESTMENTS	315.8	297.3
GOODWILL	7,563.7	7,220.2
INTANGIBLE ASSETS, net of accumulated amortization of $316.8 and $278.4	216.0	221.0
DEFERRED TAX ASSETS	33.6	45.2
OTHER ASSETS	268.3	250.2

TOTAL ASSETS	$16,201.4	$17,318.4

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,893.2	$6,881.2
Customer advances	1,001.2	1,005.5
Current portion of long-term debt	2.3	2.7
Short-term borrowings	174.5	16.2
Taxes payable	104.5	201.1
Other current liabilities	1,429.3	1,647.5

Total Current Liabilities	8,605.0	9,754.2

LONG-TERM DEBT	1,510.0	1,012.8
CONVERTIBLE DEBT	726.0	2,041.5
OTHER LONG-TERM LIABILITIES	466.4	444.4
LONG-TERM DEFERRED TAX LIABILITIES	422.0	312.1
COMMITMENTS AND CONTINGENCIES (see Note 11)
REDEEMABLE EQUITY - NONCONTROLLING INTERESTS	199.4	—
EQUITY:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	59.6	59.6
Additional paid-in capital	1,440.2	1,629.0
Retained earnings	6,282.8	5,859.6
Accumulated other comprehensive income (loss)	8.9	(247.3)
Treasury stock, at cost	(3,756.8)	(3,778.1)

Total shareholders’ equity	4,034.7	3,522.8
Noncontrolling Interests	237.9	230.6

Total Equity	4,272.6	3,753.4

TOTAL LIABILITIES AND EQUITY	$16,201.4	$17,318.4

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
(Unaudited)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2009	2008	2009	2008
REVENUE	$2,837.6	$3,316.2	$8,454.9	$9,988.5
OPERATING EXPENSES	2,542.8	2,942.8	7,479.6	8,747.5

OPERATING INCOME	294.8	373.4	975.3	1,241.0
INTEREST EXPENSE	33.8	35.1	88.0	91.9
INTEREST INCOME	4.9	14.4	15.9	41.5

INCOME BEFORE INCOME TAXES AND INCOME FROM EQUITY METHOD INVESTMENTS	265.9	352.7	903.2	1,190.6
INCOME TAX EXPENSE	90.5	118.2	308.9	400.6
INCOME FROM EQUITY METHOD INVESTMENTS	7.3	6.8	20.5	26.0

NET INCOME	182.7	241.3	614.8	816.0

LESS: NET INCOME ATTRIBUTED TO NONCONTROLLING INTERESTS	17.1	27.7	51.3	86.7

NET INCOME - OMNICOM GROUP INC	$165.6	$213.6	$563.5	$729.3

NET INCOME PER COMMON SHARE
- OMNICOM GROUP INC.:
Basic	$0.53	$0.68	$1.81	$2.29
Diluted	$0.53	$0.68	$1.80	$2.28
DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.15	$0.45	$0.45

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$614.8	$816.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	132.6	137.7
Amortization of intangible assets	41.2	38.5
Income from equity method investments, net of dividends received	(8.9)	(12.1)
Provision for doubtful accounts	13.8	12.1
Share-based compensation	56.7	44.3
Excess tax benefit from share-based compensation	—	(12.9)
Decrease in operating capital	(397.1)	(789.2)

Net cash provided by operating activities	453.1	234.4

Cash flows from investing activities:
Payments to acquire property, plant and equipment	(93.4)	(151.6)
Payments to acquire businesses and interests in affiliates, net of cash acquired	(124.9)	(389.4)
Proceeds from investments, net	28.5	20.7

Net cash used in investing activities	(189.8)	(520.3)

Cash flows from financing activities:
Proceeds from short-term debt	157.9	55.3
Proceeds from borrowings	497.8	115.3
Repayments of convertible debt	(1,316.7)	—
Payments of dividends	(140.3)	(145.3)
Payments for repurchase of common stock	(13.3)	(846.0)
Proceeds from stock plans	10.1	77.8
Excess tax benefit on share-based compensation	—	12.9
Other, net	(53.9)	(104.3)

Net cash used in financing activities	(858.4)	(834.3)

Effect of exchange rate changes on cash and cash equivalents	95.2	(142.4)

Net decrease in cash and cash equivalents	(499.9)	(1,262.6)
Cash and cash equivalents at beginning of period	1,097.3	1,793.2

Cash and cash equivalents at end of period	$597.4	$530.6

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

On July 1, 2009, we adopted the FASB Accounting Standards Codification (“ASC”). The ASC does not alter current U.S. GAAP, but rather integrated existing accounting standards with other authoritative guidance. The ASC provides a single source of authoritative U.S. GAAP for nongovernmental entities and supersedes all other previously issued non-SEC accounting and reporting guidance. The adoption of the ASC did not have any effect on our results of operations or financial position. All prior references to U.S. GAAP have been revised to conform to the ASC. Updates to the ASC are issued in the form of Accounting Standards Updates (“ASU”).

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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.

Retrospective Adoption of New Accounting Standards and Accounting Standards Updates

On June 24, 2009, we filed a Current Report on Form 8-K in which we made adjustments to our consolidated financial statements and related notes included in our 2008 10-K by retrospectively adopting revisions to U.S. GAAP accounting standards included in the following ASC Topics: ASC 810, Consolidation - Noncontrolling Interest in a Subsidiary; ASC 260, Earnings per Share - Participating Securities and the Two-Class Method; and ASC 470, Debt - Debt with Conversion and Other Options. All periods and amounts presented in the consolidated financial statements and related notes included in our 2008 10-K have been retrospectively adjusted in accordance with the revised guidance.

As a result of the adoption of the revisions to ASC Topic 810, we reclassified $230.6 million of minority interest at December 31, 2008 to noncontrolling interests within the equity section of our condensed consolidated balance sheets. We also modified the format of our condensed consolidated statements of income and cash flows to conform to the disclosure requirements of the revised guidance.

ASC Topic 260 provides that all outstanding unvested share-based payments that contain rights to non-forfeitable dividends participate in the undistributed earnings with the common shareholders and are therefore participating securities. Companies with participating securities are required to apply the two-class method in calculating basic and diluted earnings per share. On adoption of the revised guidance, we retrospectively restated basic and diluted Net Income per Common Share - Omnicom Group Inc. for each period presented.

ASC Topic 470 provides that issuers of instruments that fall within its scope should separately account for the liability and equity components of those instruments by allocating the proceeds at the date of issuance of the instrument between the liability component and the embedded conversion option (the equity component) by first determining the carrying amount of the liability. Our outstanding Convertible Notes came under the scope of the revised guidance of ASC Topic 470 when they were amended in 2004. Each convertible note has substantive rights to unilaterally put the convertible notes for redemption on certain specified dates. To calculate the fair value of the liability, we estimated the expected life of each series of our convertible debt and computed the fair value of the liability excluding the embedded conversion option and giving effect to other substantive features, such as put and call options. Since our convertible debt was issued at par (no discount) and by its terms does not pay a coupon interest rate, the holder has no economic incentive to hold our convertible debt, and unless a non-contractual supplemental interest payment is offered by us, the holder would exercise his or her put right at the first opportunity. Accordingly, for the purposes of applying the revised guidance, the expected lives of our Convertible Notes from the date of amendment in 2004 to the first respective put date, were assumed to be 1.2 years, 1 year and 1.6 years for our

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2031, 2032 and 2033 Notes, respectively. On adoption of the revisions, we would have recorded additional interest expense, net of income taxes, in years 2004, 2005 and 2006 totaling $28.5 million. This amount represents the fair value of embedded conversion options from the dates of amendment to the first put dates. The amortization of the debt discount is in addition to the amortization of the supplemental interest payments made on our Convertible Notes.

Accounting Standards Updates:

Business Combinations

On January 1, 2009, we adopted revisions to U.S. GAAP accounting standards included in ASC Topic 805, Business Combinations. This revised guidance changes the accounting and financial reporting for business combinations by requiring, among other things, that: upon initially obtaining control, the acquirer record 100% of the assets acquired and liabilities assumed even when less than 100% of the target is acquired; all transaction costs be expensed as incurred; and, a liability for contingent purchase price obligations (earn-outs), if any, be recorded at the acquisition date and remeasured at fair value and included in earnings in each subsequent reporting period. The adoption of the revised guidance on January 1, 2009, did not have a significant effect on our results of operations or financial position.

Redeemable Equity-Noncontrolling Interests

On January 1, 2009, we adopted Emerging Issues Task Force (“EITF”) Topic No. D-98, Classification and Measurement of Redeemable Securities (“EITF D-98”) as it relates to our redeemable noncontrolling interests. EITF D-98 has been incorporated into ASC Topic 480, Distinguishing Liabilities from Equity by ASU No. 2009-04.

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

Assuming that the subsidiaries perform over the relevant periods at their current profit levels, at September 30, 2009 the aggregate estimated maximum amount we could be required to pay in future periods is approximately $199 million, of which approximately $140 million relates to obligations that are currently exercisable by the holders. If these rights are exercised, there would likely be an increase in the net income attributable to Omnicom Group Inc. as a result of our increased ownership and the reduction of net income attributable to noncontrolling interests. The ultimate amount payable could be significantly different because the redemption amount is primarily dependent on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates.

Derivative Instruments and Hedging Activities

On January 1, 2009, we adopted the revisions to U.S. GAAP accounting standards included in ASC Topic 815, Derivatives and Hedging, which expands the disclosure requirements of derivative instruments and hedging activities to interim periods. The adoption of the revised guidance did not have any effect on our results of operations or financial condition.

Subsequent Events

On June 30, 2009, we adopted the revisions to U.S. GAAP accounting standards included in ASC Topic 855, Subsequent Events, which provides guidance for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of the revised guidance did not have any effect on our results of operations or financial position.

Disclosure of Financial Instruments - Interim Financial Statements

On June 30, 2009, we adopted the revisions to U.S. GAAP accounting standards included in ASC Topic 825, Financial Instruments, which requires public companies to include disclosures required for all financial instruments within the scope of ASC Topic 825 in their interim financial statements. In addition, this guidance requires disclosure about the method and significant assumptions to estimate fair value of financial instruments and disclosure of changes in the methods or significant assumptions, if any, during the period. The adoption of the revised guidance related to financial statement disclosure only and did not have any effect on our results of operations or financial position.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which we will adopt effective January 1, 2010. SFAS 167 revises factors that should be considered by a reporting entity when determining whether an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated and also includes revised financial statement disclosures regarding the reporting entity’s involvement and risk exposure. We are currently evaluating the potential impact of SFAS 167 on our results of operations and financial position. SFAS 167 will be incorporated into the ASC through an ASU.

3.

Net Income per Common Share - Omnicom Group Inc.

Basic net income per common share - Omnicom Group Inc. is based upon the weighted average number of common shares outstanding during the period. Diluted net income per common share - Omnicom Group Inc. is computed on the same basis, including, if dilutive, common share equivalents which include outstanding options and restricted shares.

As discussed in Note 2, we retrospectively adopted revisions to U.S. GAAP accounting standards included in ASC Topic 260 that requires retrospective application to all prior period net income per common share calculations and provides that all outstanding unvested share-based payments that contain rights to non-forfeitable dividends participate in the undistributed earnings with the common shareholders and are therefore participating securities. Companies with participating securities are required to apply the two-class method in calculating basic and diluted net income per common share. Our restricted stock awards are considered participating securities because they receive non-forfeitable dividends at the same rate as our common stock. In accordance with the revised guidance, the computation of basic and diluted net income per common share is reduced for a presumed hypothetical distribution of earnings to the holders of our unvested restricted stock. The effect of applying the revised guidance reduced the fully diluted net income per common share - Omnicom Group Inc. for the nine months ended September 30, 2008 to $2.28 from $2.30 and for the three months ended September 30, 2008 to $0.68 from $0.69.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The computations of basic and diluted net income per common share - Omnicom Group Inc. were (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008
Earnings Available for Common Shares:
Net income - Omnicom Group Inc.	$165.6	$213.6	$563.5	$729.3
Earnings allocated to participating securities	(1.8)	(3.1)	(6.6)	(9.0)

Earnings available for common shares	$163.8	$210.5	$556.9	$720.3

Weighted Average Shares:
Basic	308.6	309.1	308.0	315.0
Diluted	311.6	310.3	309.5	316.6
Net Income per Common Share - Omnicom
Group Inc.:
Basic	$0.53	$0.68	$1.81	$2.29
Diluted	0.53	0.68	1.80	2.28

For purposes of computing diluted net income per common share - Omnicom Group Inc., 3.0 million and 1.2 million common share equivalents were assumed to be outstanding for the three months ended September 30, 2009 and 2008, respectively and 1.5 million and 1.6 million common share equivalents were assumed to be outstanding for the nine months ended September 30, 2009 and 2008, respectively. For the three months ended September 30, 2009, 13.0 million shares attributed to outstanding stock options and 3.5 million unvested restricted shares were excluded from the calculation of diluted net income per common share - Omnicom Group Inc. because their inclusion would have been anti-dilutive. For the three months ended September 30, 2008, 7.0 million shares attributed to outstanding stock options and 4.6 million unvested restricted shares were excluded from the calculation of diluted net income per common share - Omnicom Group Inc. because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2009, 18.4 million shares attributed to outstanding stock options and 3.5 million unvested restricted shares were excluded from the calculation of diluted net income per common share - Omnicom Group Inc. because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2008, 4.6 million shares attributed to outstanding stock options and 4.6 million unvested restricted shares were excluded from the calculation of diluted net income per common share - Omnicom Group Inc. because their inclusion would have been anti-dilutive.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Comprehensive Income

Total comprehensive income and its components were (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Income	$182.7	$241.3	$614.8	$816.0

Foreign currency translation adjustment,
net of income taxes of $31.2 and $(204.0) for
the three months and $144.6 and $(159.2) for
the nine months ended September 30, 2009
and 2008, respectively	58.0	(379.1)	268.6	(295.7)

Financial instruments, including unrealized
gain (loss) on available-for-sale securities,
net of income taxes of $(3.7) million for the
three months ended September 30, 2009 and
$(0.2) and $(3.6) for the nine months ended
September 30, 2009 and 2008, respectively	(5.6)	0.1	(0.4)	(5.3)

Defined benefit plans and postemployment
arrangements adjustment, net of income taxes
of $0.5 and $0.4 for the three months and $1.4
and $1.1 for the nine months ended September
30, 2009 and 2008, respectively	0.7	0.6	2.2	1.7

Comprehensive income	235.8	(137.1)	885.2	516.7
Less: Comprehensive income attributed to
noncontrolling interests	28.5	9.8	65.6	80.3

Comprehensive income - Omnicom
Group Inc.	$207.3	$(146.9)	$819.6	$436.4

5.

Debt

Short-Term Borrowings:

At September 30, 2009, we had short-term borrowings of $174.5 million, of which $31.0 million was bank overdrafts of our international subsidiaries and $143.5 million was commercial paper borrowings. The bank overdrafts are treated as unsecured loans pursuant to our bank agreements.

Lines of Credit:

We have a $2.5 billion credit facility expiring on June 23, 2011. We have the ability to classify borrowings under this facility as long-term debt. Our credit facility provides back-up

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liquidity in the event that any of our convertible notes are put back to us, as well as support for our commercial paper. At September 30, 2009, there were no borrowings outstanding under this facility.

The gross amount of borrowings and repayments under the credit facility during the first nine months of 2009 was approximately $22 billion, with an average term of approximately 11 days. The gross amount of commercial paper issued and redeemed under our commercial paper program during the first nine months of 2009 was approximately $10 billion, with an average term of approximately 3 days. Depending on market conditions at the time, we either issue commercial paper or borrow under our credit facility or on our uncommitted lines of credit to manage short-term cash requirements primarily related to changes in our day-to-day working capital requirements.

Long-Term Debt and Convertible Debt:

On February 9, 2009, holders of $841.2 million aggregate principal amount of our Liquid Yield Option Notes due February 7, 2031 (“2031 Notes”) put their notes to us for purchase at par and $5.8 million of the 2031 Notes remain outstanding. We borrowed $814.4 million under our credit facility and received $26.8 million from unaffiliated equity investors in a partnership we control to fund the purchase of the 2031 Notes. We repurchased and retired $295.2 million aggregate principal amount of the 2031 Notes that had been put. We loaned the partnership $493.4 million and contributed $25.8 million as our equity investment. The partnership used the proceeds from the loan which it combined with the total contributed equity to purchase the remaining $546.0 million aggregate principal amount of the 2031 Notes that were put. The partnership purchased the 2031 Notes intending to sell such notes back into the marketplace over the next 12 months if market conditions warrant. The partnership is consolidated in accordance with ASC 810, Consolidation, and as a result, all of the 2031 Notes held by the partnership are eliminated in consolidation.

On February 12, 2009, we paid a supplemental interest payment of $50.00 per $1,000 principal amount of notes to holders of our 2031 Notes. The partnership that financed the purchase of $546.0 million of our 2031 Notes on our behalf was paid a supplemental interest payment of $27.3 million and the other noteholders who did not put their notes were paid a supplemental interest payment of $0.3 million. The loan made to the partnership bears interest at 3.35% per annum. On consolidation, interest income from the loan to the partnership offsets interest expense from the amortization of the supplemental interest payment made to the partnership resulting in net interest expense of $1.8 million for the quarter ended September 30, 2009.

On July 1, 2009, we issued $500 million principal amount of 6.25% Senior Notes due July 15, 2019 (“2019 Notes”). The proceeds from the issuance before deducting underwriting commissions and offering expenses were $496.7 million. The 2019 Notes were issued by

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Omnicom Group Inc. and two of its wholly owned finance subsidiaries, Omnicom Capital Inc. and Omnicom Finance Inc., as co-obligors. The 2019 Notes are senior unsecured notes that rank in equal right of payment with all existing and future unsecured indebtedness and as a joint and several liability of the issuer and the co-obligors.

In connection with the issuance of the 2019 Notes, we entered into a same-day forward treasury lock agreement to hedge the variability in the expected future cash flows attributable to the risk associated with a change in the designated benchmark treasury rate that was used to price the notes. This agreement was designated as a hedge for accounting purposes. Simultaneously with the pricing of the notes, we terminated and settled the hedge and realized a $2.9 million loss that is included in comprehensive income and is being amortized over the term of the 2019 Notes.

On August 6, 2009, we paid a supplemental interest payment of $7.6 million to holders of our Zero Yield Zero Coupon Convertible Notes due July 31, 2032 (“2032 Notes”) who did not put their notes back to us. A total of $474.3 million of our 2032 Notes were put back to us for repurchase and a total of $252.7 million of our 2032 Notes remain outstanding. The supplemental interest payment is being amortized ratably over a twelve-month period to the next put date.

Long-term debt outstanding as of September 30, 2009 and December 31, 2008 consisted of the following (dollars in millions):

	2009	2008
Senior Notes due April 15, 2016	$996.8	$996.4
Senior Notes due July 15, 2019	496.8	—
Other notes and loans	18.7	19.1

	1,512.3	1,015.5
Less current portion	2.3	2.7

Total	$1,510.0	$1,012.8

Convertible debt outstanding as of September 30, 2009 and December 31, 2008 consisted of the following (dollars in millions):

	2009	2008
Convertible Notes - due February 7, 2031	$5.8	$847.0
Convertible Notes - due July 31, 2032	252.7	727.0
Convertible Notes - due June 15, 2033	0.1	0.1
Convertible Notes - due July 1, 2038	467.4	467.4

	726.0	2,041.5
Less current portion	—	—

Total	$726.0	$2,041.5

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.

Segment Reporting

Our wholly and partially owned agencies operate within the advertising, marketing and corporate communications services industry. These agencies are organized into agency networks, virtual client networks, regional reporting units and operating groups. Consistent with the fundamentals of our business strategy, our agencies serve similar clients, in similar industries and, in many cases, the same clients across a variety of geographic regions. In addition, our agency networks have similar economic characteristics and similar long-term operating margins, as the main economic components of each agency are the salary and service costs associated with providing professional services, the office and general costs associated with office space and occupancy, and the provision of technology requirements which are generally limited to personal computers, servers and off-the-shelf software. Therefore, given these similarities and in accordance with ASC Topic 280, Segment Reporting - Aggregation Criteria, we aggregate our operating segments, which are our five agency networks, into one reporting segment.

A summary of our revenue and long-lived assets and goodwill by geographic area as of September 30, 2009 and 2008 is presented below (dollars in millions):

	Americas	EMEA	Asia/Australia
2009
Revenue-three months ended	$1,656.4	$ 976.5	$204.7
Revenue-nine months ended	5,022.5	2,882.9	549.5
Long-Lived Assets and Goodwill	5,559.6	2,569.3	129.2

2008
Revenue-three months ended	$1,915.7	$1,190.9	$209.6
Revenue-nine months ended	5,711.3	3,656.4	620.8
Long-Lived Assets and Goodwill	5,448.2	2,557.0	117.7

The Americas is composed of the U.S., Canada and Latin American countries. EMEA is composed of various Euro currency countries, the United Kingdom, the Middle-East and Africa and other European countries that have not adopted the European Union Monetary standard. Asia/Australia is composed of China, Japan, Korea, Singapore, India, Australia and other Asian countries.

7.

Share-Based Compensation Plans

Pre-tax share-based employee compensation expense for the nine months ended September 30, 2009 and 2008 was $56.7 million and $44.3 million, respectively.

On March 31, 2009, an additional 22,045,000 options were granted under the 2007 Incentive Award Plan, increasing our options outstanding to 44.2 million. The options were granted with an exercise price equal to the closing price on the date of grant of $23.40 and have a contractual life of 10 years. The fair value of the option grant was $3.51 as determined as of the date of the grant using the Black-Scholes option valuation model and is being amortized over the vesting

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

period of three years. The Black-Scholes assumptions (without adjusting for the risk of forfeiture and lack of liquidity) were:

Expected option lives	5.0 years
Risk free interest rate	1.7%
Expected volatility	19.6%
Dividend yield	2.5%

8.

Income Taxes

At September 30, 2009, our unrecognized tax benefits were $149.7 million. Of this amount, approximately $65.3 million would affect our effective tax rate upon resolution of the uncertain tax positions. During the second quarter of 2009, an uncertain tax position for a foreign subsidiary was resolved. This resolution, which we did not expect to occur until sometime in 2010 or 2011, resulted in an increase of $12.9 million in both income tax expense and our liability for uncertain tax positions, including interest.

During the second quarter of 2009, in accordance with ASC 740, Income Taxes, we recorded an increase in our deferred tax assets and a reduction in income tax expense of $11.0 million resulting from recognition of tax credits from a foreign jurisdiction.

The Internal Revenue Service has completed its examination of our federal income tax returns through 2004 and has commenced an examination of our federal tax returns from 2005 through 2007.

On February 17, 2009, The American Recovery and Reinvestment Act of 2009 (the “Act”) was signed into law. The Act provides an election where qualifying cancellation of indebtedness income can be deferred and included in taxable income ratably over the five taxable years beginning in 2014 and ending in 2018. During the first quarter of 2009 we retired $295.2 million of our 2031 Notes. The retirement of these 2031 Notes resulted in a tax liability of approximately $73 million. During the third quarter of 2009 we retired $474.3 million of our 2032 Notes. The retirement of these 2032 Notes resulted in a tax liability of approximately $105 million. These liabilities were previously recorded on our balance sheet in our deferred tax liabilities and in accordance with the Act, we expect to pay them during the deferral period beginning in 2014 through 2018.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Pension and Other Postemployment Plans Defined Benefit Plans The components of net periodic benefit cost for the nine months ended September 30, 2009 and 2008 were (dollars in millions):

	2009	2008
Service cost	$3.8	$5.0
Interest cost	4.4	4.7
Expected return on plan assets	(2.2)	(3.3)
Amortization of prior service cost	1.9	1.5
Amortization of actuarial (gains) losses	0.8	0.7
Curtailments and settlements	1.4	0.1

Total	$10.1	$8.7

We contributed approximately $3.0 million to our defined benefit plans for the nine months ended September 30, 2009 and 2008, respectively.

Postemployment Arrangements

The components of net periodic benefit cost for the nine months ended September 30, 2009 and 2008 were (dollars in millions):

	2009	2008
Service cost	$1.3	$1.5
Interest cost	3.0	3.2
Expected return	N/A	N/A
Amortization of prior service cost	0.4	0.2
Amortization of actuarial (gains) losses	0.6	0.4

Total	$5.3	$5.3

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Supplemental Financial Data The components of operating expenses for the three and nine months ended September 30, 2009 and 2008 were (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Salary and service costs	$2,049.9	$2,405.6	$6,075.5	$7,148.8
Office and general expenses	492.9	537.2	1,404.1	1,598.7

Total operating expenses	$2,542.8	$2,942.8	$7,479.6	$ 8,747.5

Supplemental cash flow data for the nine months ended September 30, 2009 and 2008 were (dollars in millions):

	2009	2008
Payments to acquire short-term investments	$ (9.5)	$(12.1)
Proceeds from sale of short-term investments	9.0	31.2
Income taxes paid	194.6	336.5
Interest paid	53.8	84.5

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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

12.

Fair Value of Financial Instruments

We apply the fair value measurement accounting guidance of ASC Topic 820, Fair Value Measurements and Disclosures, for our financial assets and liabilities. ASC Topic 820 provides that the measurement of fair value requires the use of techniques based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The inputs create the following fair value hierarchy.

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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents certain information for our financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2009 (dollars in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	—	$3.5	—	$3.5
Available-for-sale securities	$9.5	—	—	9.5

Forward foreign exchange contracts are included in other current assets and available-for-sale securities are included in other assets on our condensed consolidated balance sheet at September 30, 2009.

On January 1, 2009 as required, we adopted ASC 820 for our nonfinancial assets and liabilities that are not required to be measured at fair value on a recurring basis. Our nonfinancial assets and liabilities include goodwill and our identifiable intangible assets. The adoption of ASC 820 for our nonfinancial assets and liabilities did not have a significant effect on our results of operations or financial condition.

The following table presents the carrying amounts and fair values of our financial instruments at September 30, 2009 (dollars in millions). Amounts in parentheses represent liabilities.

	Carrying Amount	Fair Value
Cash and cash equivalents	$ 597.4	$ 597.4
Short-term investments	15.9	15.9
Available-for-sale securities	9.5	9.5
Cost method investments	32.2	32.2
Short-term borrowings	(174.5)	(174.5)
Long-term debt and convertible debt	(2,238.3)	(2,329.9)
Financial commitments:
Forward foreign exchange contracts	3.5	3.5
Guarantees	—	(0.3)

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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Available-for-sale securities

Available-for-sale securities are carried at quoted market prices.

Cost method investments

Cost method investments are carried at cost, which approximates fair value.

Short-term borrowings

Short-term borrowings consist of commercial paper and bank overdrafts of our international subsidiaries. Due to the short-term nature of these instruments, carrying value approximates fair value.

Long-term debt and convertible debt

Our long-term debt includes fixed rate debt and convertible debt. The fair value of these instruments is based on quoted market prices.

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

13.

Subsequent Events

We have evaluated events subsequent to the balance sheet date through October 26, 2009, the filing date of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and determined there have not been any events that have occurred that would require adjustment to our unaudited condensed consolidated financial statements.

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

     Contractions in the global economy, a decline in consumer spending, rising unemployment and other factors have led to a global recession. This global recession has reduced clients’ spending on the services that our agencies provide and therefore has impacted our results of operations. In addition, the weakening of most major currencies against the U.S. Dollar, which began late in the third quarter of 2008, has led to a large reduction in our U.S. Dollar denominated revenue.

     As one of the world’s leading advertising, marketing and corporate communications companies, we operate in all major markets of the global economy. We have a large and diverse client base. Our largest client represented 3.3% of our consolidated revenue for the nine months ended September 30, 2009 and no other client accounted for more than 2.5% of our consolidated revenue for the nine months ended September 30, 2009. Our top 100 clients accounted for approximately 50% of our consolidated revenue for the nine months ended September 30, 2009. Our business is spread across a significant number of industry sectors with no one industry comprising more than 16% of revenue from our 1,000 largest clients for the nine months ended September 30, 2009. Although our revenues are balanced between the U.S. and international markets and we have a large and diverse client base, we are not immune to the general economic downturn.

     During the first nine months of 2009, we experienced a reduction in our revenue compared to the first nine months of last year. The decline was broad-based across most

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

industries and geographic areas. During previous periods of economic downturn our industry experienced a slowdown in growth rates and industry-wide margin contractions. While business prospects in our industry have begun to stabilize, continued economic uncertainty and reductions in consumer spending may result in further reductions in client spending levels, which could adversely affect our results of operations and financial condition. We have and will continue to closely monitor economic conditions, client spending and other factors and in response, we have taken and will take actions available to us to reduce costs and manage working capital. In the current environment, there can be no assurance as to the effects of future economic circumstances, client spending patterns, client credit worthiness and other developments and whether and to what extent our efforts to respond to them will be effective.

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

     In recent years, our revenue has been divided almost evenly between domestic and international operations. For the three months ended September 30, 2009, our overall revenue declined 14.4%, of which 2.9% was related to changes in foreign exchange rates, 10.7% was a decrease in organic growth and 0.8% was a decrease related to the acquisition of entities, net of entities disposed. For the nine months ended September 30, 2009, our overall revenue declined 15.4%, of which 5.9% was related to changes in foreign exchange rates, 9.4% was a decrease in organic growth and 0.1% was a decrease related to the acquisition of entities, net of entities disposed. Almost one-third of the decline in revenue in the third quarter and one-quarter of the decline in revenue for the first nine months of 2009, that is unrelated to foreign exchange rates and acquisitions and dispositions, was driven by reduced spending by our auto industry clients. The remainder of the decline in the third quarter was caused by an overall reduction in advertising and marketing spending by our clients and more specifically, spending by our clients on events and promotions and on advertising for recruitment.

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

     Because we are a service business, we monitor salary and service costs and office and general costs as a percentage of revenue. Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs as a percentage of revenue decreased 0.3% to 72.2% in the third quarter of 2009 compared to the third quarter of 2008. Excluding the year-over-year increase in severance costs on a constant currency basis of approximately $13 million, salary and service costs as a percentage of revenue would have decreased 0.7% to 71.8% for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008. This decrease reflects the actions we took to reduce our workforce and contain compensation related costs. Salary and service costs as a percentage of revenue increased 0.3% to 71.9% in the first nine months of 2009 compared to the first nine months of 2008. The increase in salary and service costs as a percentage of revenue is primarily attributable to recording higher severance benefits in the first nine months of 2009 compared to the amount recorded in the comparable periods of 2008. Excluding the year-over-year increase in severance costs on a constant currency basis of approximately $47 million, salary and service costs as a percentage of revenue would have decreased 0.3% to 71.3% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Office and general expenses, which are not directly related to servicing clients, are less directly linked to changes in our revenue than salary and service costs. As a result, office and general expenses increased to 17.4% of revenue in the third quarter of 2009 compared to 16.2% in the third quarter of 2008. Office and general expenses increased to 16.6% of revenue in the first nine months of 2009 compared to 16.0% in the first nine months of 2008.

     Net income - Omnicom Group Inc. in the third quarter of 2009 decreased $48.0 million, or 22.5%, to $165.6 million from $213.6 million in the third quarter of 2008. Net income - Omnicom Group Inc. in the first nine months of 2009 decreased $165.8 million or 22.7%, to $563.5 million from $729.3 million. The period-over-period decrease in net income - Omnicom Group Inc. is due to the factors described above, as well as the increase of $8.2 million and $21.7 million in pre-tax net interest expense for the three months and nine months ended September 30, 2009, respectively. Diluted net income per common share - Omnicom Group Inc. decreased 22.1% to $0.53 in the third quarter of 2009, as compared to $0.68 in the prior year period. Diluted net income per common share - Omnicom Group Inc. decreased 21.1% to $1.80 in the first nine months of 2009, as compared to $2.28.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations: Third Quarter 2009 Compared to Third Quarter 2008

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

     Our third quarter of 2009 consolidated worldwide revenue decreased 14.4% to $2,837.6 million from $3,316.2 million in the third quarter of 2008. The effect of foreign exchange impacts decreased worldwide revenue by $97.8 million. Acquisitions, net of dispositions, decreased worldwide revenue by $25.4 million and organic growth decreased worldwide revenue by $355.4 million. The components of the third quarter of 2009 revenue changes in the U.S. (“domestic”) and the remainder of the world (“international”) are summarized below (dollars in millions):

	Total		Domestic		International
	$	%	$	%	$	%
Quarter ended September 30, 2008	$3,316.2	—	$1,718.0	—	$1,598.2	—

Components of revenue changes:
Foreign exchange impact	(97.8)	(2.9)%	—	—	(97.8)	(6.1)%
Acquisitions, net of dispositions	(25.4)	(0.8)%	(28.8)	(1.7)%	3.4	0.2%
Organic growth	(355.4)	(10.7)%	(198.0)	(11.5)%	(157.4)	(9.8)%

Quarter ended September 30, 2009	$2,837.6	(14.4)%	$1,491.2	(13.2)%	$1,346.4	(15.8)%

     Due to the global recession, we began to experience a decline in the rate of growth of our revenue in the second half of 2008. Client spending began to contract in the last half of 2008 and has continued into the third quarter of 2009, which contributed to the decrease in our revenue. The decline was broad-based across most industries and geographic areas. While business prospects in our industry have begun to stabilize, continuing economic uncertainty and reductions in consumer spending may result in further reductions in client spending levels that could continue to adversely affect our results of operations and financial condition.

The components and percentages of changes in the table above are calculated as follows:

  The foreign exchange impact component shown in the table is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $2,935.4 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $2,837.6 million less $2,935.4 million for the Total column in the table).

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

  The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $3,316.2 million for the Total column in the table).

     The components of revenue for the third quarter of 2009 and 2008 and year-over-year revenue changes in our primary geographic markets are summarized below (dollars in millions):

	2009 Revenue	2008 Revenue	% Change
United States	$1,491.2	$1,718.0	(13.2)%
Euro Markets	602.8	719.1	(16.2)%
United Kingdom	262.9	337.5	(22.1)%
Other	480.7	541.6	(11.2)%

Total	$2,837.6	$3,316.2	(14.4)%

     For the third quarter of 2009 as compared to the third quarter of 2008, foreign exchange impacts decreased our consolidated revenue by 2.9%, or $97.8 million. Beginning late in the third quarter of 2008 and continuing through the third quarter of 2009, compared to the equivalent prior year periods, the U.S. Dollar strengthened significantly against most major currencies, including the Euro, British Pound, and Brazilian Real. However, because the U.S. Dollar strengthened so significantly in the fourth quarter of 2008, if the exchange rates of the foreign currencies used by our operating businesses remain constant at the spot rates in effect at October 20, 2009 through the end of the year, we expect an increase in our revenue as a result of foreign exchange impacts in the range of approximately 3.5% to 4.5% for the remainder of 2009 compared to our revenue for the last three months of 2008.

     Driven by our clients’ continuous demand for more effective and efficient branding activities, we strive to provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. These services include advertising, brand consultancy, crisis communications, corporate social responsibility consulting, custom publishing, database management, digital and interactive marketing, direct marketing, entertainment marketing, environmental design, experiential marketing, field marketing, financial/corporate business-to-business advertising, graphic arts, healthcare communications, instore design, investor relations, marketing research, media planning and buying, mobile marketing services, multi-cultural marketing, non-profit marketing, organizational communications, package design, product placement, promotional marketing, public affairs, public relations, recruitment communications,

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

	Three Months Ended September 30,
	2009		2008		2009 vs 2008
	$	% of Revenue	$	% of Revenue	$	% Change
Traditional media advertising	$1,231.6	43.4%	$1,392.8	42.0%	$(161.2)	(11.6)%
CRM	1,083.1	38.2%	1,292.4	39.0%	(209.3)	(16.2)%
Public relations	266.2	9.4%	312.7	9.4%	(46.5)	(14.9)%
Specialty communications	256.7	9.0%	318.3	9.6%	(61.6)	(19.3)%

	$2,837.6		$3,316.2		$(478.6)	(14.4)%

     Operating Expenses: Our third quarter of 2009 worldwide operating expenses decreased $400.0 million, or 13.6%, to $2,542.8 million from $2,942.8 million in the third quarter of 2008, as shown below (dollars in millions):

	Three Months Ended September 30,
	2009			2008			2009 vs 2008
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change
Revenue	$2,837.6			$3,316.2			$(478.6)	(14.4)%

Operating Expenses:
Salary and service costs	2,049.9	72.2%	80.6%	2,405.6	72.5%	81.7%	(355.7)	(14.8)%
Office and general expenses	492.9	17.4%	19.4%	537.2	16.2%	18.3%	(44.3)	(8.2)%

Total Operating Expenses	2,542.8	89.6%		2,942.8	88.7%		(400.0)	(13.6)%

Operating Income	$294.8	10.4%		$373.4	11.3%		$(78.6)	(21.0)%

     Because we provide professional services, salary and service costs represent the largest part of our operating expenses. Salary and service costs decreased $355.7 million in the third quarter of 2009 compared to the third quarter of 2008. Salary and service costs are comprised of salary and related costs and direct service costs. Foreign exchange impacts reduced salary and service costs by approximately 2.8% compared to the third quarter of 2008, or approximately 19% of the total U.S. dollar decrease in salary and service costs is due to the impact of foreign currency translations. The remaining decrease is attributable to the actions we took to reduce our work force in anticipation of reductions in client spending and efforts to contain costs, including reductions in incentive compensation in the third quarter of 2009 compared to the third quarter of 2008. As a result of the reductions in our revenue and the actions we took to reduce our workforce and contain payroll related costs, salary and service costs as a percentage of revenue decreased 0.3% in the third quarter of 2009 compared to the third quarter of 2008. We took additional actions in the third quarter of 2009 to reduce our work force. We incurred expenses related to severance benefits in the third quarter of 2009 of $32.7 million, which on a constant

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

currency basis were approximately $13 million greater than similar costs in the third quarter of 2008. If this additional severance expense were not incurred, salary and services costs as a percentage of revenue for the third quarter of 2009 would have decreased 0.7% to 71.8% compared to the third quarter of 2008.

     Office and general expenses represented 19.4% and 18.3% of our operating expenses in the third quarter of 2009 and 2008, respectively. Office and general expenses as a percentage of revenue increased 1.2% in the third quarter of 2009 compared to the third quarter of 2008. These costs are comprised of office and equipment rents, technology costs and depreciation, amortization of identifiable intangible assets, professional fees and other overhead expenses and are less directly linked to changes in our revenue. Office and general expenses decreased $44.3 million in the third quarter of 2009 compared to the third quarter of 2008. Approximately one-third of the reduction was due to foreign exchange impacts. The remaining decrease is a result of our cost containment activities.

     Net Interest Expense: Our net interest expense increased in the third quarter of 2009 to $28.9 million, as compared to $20.7 million in the third quarter of 2008. Our gross interest expense decreased $1.3 million to $33.8 million. This decrease was primarily due to lower interest rates on borrowings under our credit facility, substantially offset by interest expense on our 2019 Notes, issued on July 1, 2009. Our gross interest income decreased $9.5 million to $4.9 million in the third quarter of 2009. This decrease was attributable to lower investment rates and foreign exchange impacts on the interest earned on our foreign cash balances.

     Income Taxes: Our consolidated effective income tax rate was 34.0% in the third quarter of 2009, which is slightly higher than the third quarter 2008 rate of 33.5%.

     Net Income Per Common Share - Omnicom Group Inc.: For the foregoing reasons, net income - Omnicom Group Inc. in the third quarter of 2009 decreased $48.0 million, or 22.5%, to $165.6 million from $213.6 million in the third quarter of 2008. Diluted net income per common share - Omnicom Group Inc. decreased 22.1% to $0.53 in the third quarter of 2009, as compared to $0.68 in the prior year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations: First Nine Months of 2009 Compared to First Nine Months of 2008

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

     Our first nine months of 2009 consolidated worldwide revenue decreased 15.4% to $8,454.9 million from $9,988.5 million in the first nine months of 2008. The effect of foreign exchange impacts decreased worldwide revenue by $584.8 million. Acquisitions, net of dispositions, decreased worldwide revenue by $5.7 million and organic growth decreased worldwide revenue by $943.1 million. The components of the first nine months of 2009 revenue changes in the U.S. (“domestic”) and the remainder of the world (“international”) are summarized below (dollars in millions):

	Total		Domestic		International
	$	%	$	%	$	%
Nine months ended September 30, 2008	$9,988.5	—	$5,130.5	—	$4,858.0	—

Components of revenue changes:
Foreign exchange impact	(584.8)	(5.9)%	—	—	(584.8)	(12.0)%
Acquisitions, net of dispositions	(5.7)	(0.1)%	(18.5)	(0.4)%	12.8	0.2%
Organic growth	(943.1)	(9.4)%	(564.0)	(11.0)%	(379.1)	(7.8)%

Nine months ended September 30, 2009	$8,454.9	(15.4)%	$4,548.0	(11.4)%	$3,906.9	(19.6)%

     Due to the global recession, we began to experience a decline in the rate of growth of our revenue in the second half of 2008. Client spending began to contract in the last half of 2008 and has continued into the third quarter of 2009, which contributed to the decrease in our revenue. The decline was broad-based across most industries and geographic areas. While business prospects in our industry have begun to stabilize, continuing economic uncertainty and reductions in consumer spending may result in further reductions in client spending levels that could continue to adversely affect our results of operations and financial condition.

The components and percentages of changes in the table above are calculated as follows:

  The foreign exchange impact component shown in the table is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $9,039.7 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $8,454.9 million less $9,039.7 million for the Total column in the table).

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

  The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $9,988.5 million for the Total column in the table).

     The components of revenue for the first nine months of 2009 and 2008 and year-over-year revenue changes in our primary geographic markets are summarized below (dollars in millions):

	2009 Revenue	2008 Revenue	% Change
United States	$4,548.0	$5,130.5	(11.4)%
Euro Markets	1,803.3	2,220.0	(18.8)%
United Kingdom	745.8	1,026.4	(27.3)%
Other	1,357.8	1,611.6	(15.8)%

Total	$8,454.9	$9,988.5	(15.4)%

     For the first nine months of 2009 as compared to the first nine months of 2008, foreign exchange impacts decreased our consolidated revenue by 5.9%, or $584.8 million. Beginning late in the third quarter of 2008 and continuing through the third quarter of 2009, compared to the equivalent prior year periods, the U.S. Dollar strengthened significantly against most major currencies, including the British Pound, Euro, Canadian Dollar, Brazilian Real and Australian Dollar.

     Driven by our clients’ continuous demand for more effective and efficient branding activities, we strive to provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. These services include advertising, brand consultancy, crisis communications, corporate social responsibility consulting, custom publishing, database management, digital and interactive marketing, direct marketing, entertainment marketing, environmental design, experiential marketing, field marketing, financial/corporate business-to-business advertising, graphic arts, healthcare communications, instore design, investor relations, marketing research, media planning and buying, mobile marketing services, multi-cultural marketing, non-profit marketing, organizational communications, package design, product placement, promotional marketing, public affairs, public relations, recruitment communications, reputation consulting, retail marketing, search engine marketing and sports and event marketing. In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

into the following four categories as summarized below: traditional media advertising, CRM, public relations and specialty communications (dollars in millions).

	Nine Months Ended September 30,
	2009		2008		2009 vs 2008
	$	% of Revenue	$	% of Revenue	$	% Change
Traditional media advertising	$3,727.7	44.1%	$4,307.1	43.1%	$(579.4)	(13.5)%
CRM	3,143.7	37.2%	3,745.7	37.5%	(602.0)	(16.1)%
Public relations	798.0	9.4%	958.4	9.6%	(160.4)	(16.7)%
Specialty communications	785.5	9.3%	977.3	9.8%	(191.8)	(19.6)%

	$8,454.9		$9,988.5		$(1,533.6)	(15.4)%

     Operating Expenses: Our first nine months of 2009 worldwide operating expenses decreased $1,267.9 million, or 14.5%, to $7,479.6 million from $8,747.5 million in the first nine months of 2008, as shown below (dollars in millions):

	Nine Months Ended September 30,
	2009			2008			2009 vs 2008
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change
Revenue	$8,454.9			$9,988.5			$(1,533.6)	(15.4)%

Operating Expenses:
Salary and service costs	6,075.5	71.9%	81.2%	7,148.8	71.6%	81.7%	(1,073.3)	(15.0)%
Office and general expenses	1,404.1	16.6%	18.8%	1,598.7	16.0%	18.3%	(194.6)	(12.2)%

Total Operating Expenses	7,479.6	88.5%		8,747.5	87.6%		(1,267.9)	(14.5)%

Operating Income	$975.3	11.5%		$1,241.0	12.4%		$(265.7)	(21.4)%

     Because we provide professional services, salary and service costs represent the largest part of our operating expenses. Salary and service costs decreased $1,073.3 million in the first nine months of 2009 compared to the first nine months of 2008. Salary and services costs are comprised of salary and related costs and direct service costs. Foreign exchange impacts reduced salary and service costs by approximately 5.6% compared to the first nine months of 2008, or approximately 38% of the total U.S. dollar decrease in salary and service costs is due to the impact of foreign currency translations. The remaining decrease is attributable to the actions we took to reduce our work force in anticipation of reductions in client spending and efforts to contain costs, including reductions in incentive compensation in the first nine months of 2009 compared to the first nine months of 2008. Anticipating further reductions in client spending, we took additional actions in the first nine months of 2009 to reduce our work force. We incurred expenses related to severance benefits in the first nine months of 2009 of $101.8 million, which on a constant currency basis were approximately $47 million greater than similar costs in the first nine months of 2008. If this additional severance expense were not incurred, salary and services costs as a percentage of revenue for the first nine months of 2009 would have decreased 0.3% to 71.3% compared to the first nine months of 2008. Salary and service costs as a

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

percentage of revenue increased 0.3% in the first nine months of 2009 compared to the first nine months of 2008.

     Office and general expenses represented 18.8% and 18.3% of our operating expenses in the first nine months of 2009 and 2008, respectively. Office and general expenses as a percentage of revenue increased 0.6% in the first nine months of 2009 compared to the first nine months of 2008. These costs are comprised of office and equipment rents, technology costs and depreciation, amortization of identifiable intangible assets, professional fees and other overhead expenses and are less directly linked to changes in our revenue. Office and general expenses decreased $194.6 million in the first nine months of 2009 compared to the first nine months of 2008. Approximately one-half of the reduction was due to foreign exchange impacts. The remaining decrease is a result of our cost containment activities.

     Net Interest Expense: Our net interest expense increased in the first nine months of 2009 to $72.1 million, as compared to $50.4 million in the first nine months of 2008. Our gross interest expense decreased $3.9 million to $88.0 million. This decrease was primarily due to lower interest rates on borrowings under our credit facility, substantially offset by increases in amortization of supplemental interest payments made in prior periods on our Zero Coupon Zero Yield Convertible Notes due 2032 and interest on our 2019 Notes, issued on July 1, 2009. Our gross interest income decreased $25.6 million to $15.9 million in the first nine months of 2009. This decrease was attributable to lower investment rates and foreign exchange impacts on the interest earned on our foreign cash balances.

     Income Taxes: Our consolidated effective income tax rate was 34.2% in the first nine months of 2009, which is slightly higher than the first nine months 2008 rate of 33.6%. The increase in our effective tax rate was caused by higher tax expense incurred in the second quarter of 2009 of $12.9 million due to an uncertain tax position for a foreign subsidiary, which was resolved. This was substantially offset by a reduction in income tax expense in the second quarter of 2009 of $11.0 million arising from the recognition of foreign income tax credits.

     Net Income Per Common Share - Omnicom Group Inc.: For the foregoing reasons, net income - Omnicom Group Inc. in the first nine months of 2009 decreased $165.8 million, or 22.7%, to $563.5 million from $729.3 million in the first nine months of 2008. Diluted net income per common share - Omnicom Group Inc. decreased 21.1% to $1.80 in the first nine months of 2009, as compared to $2.28 in the prior year period. This period-over-period decrease was smaller than the decrease in net income - Omnicom Group Inc. due to the reduction in our weighted average common shares outstanding. The reduction in common shares was the result of our purchases during the first eight months of 2008 of our common stock, net of stock option exercises and shares issued under our employee stock purchase plan.

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

Goodwill Impairment Test

     Accounting Policy: In accordance with ASC Topic 350, Intangibles - Goodwill and Other, we identified our regional reporting units as components of our operating segments, which are our five agency networks. The regional reporting units of each agency network are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our client-centric strategy for delivering services to clients in their regions. We then concluded that for each of our operating segments, their regional reporting units had similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in ASC Topic 280, Segment Reporting, and the guidance set forth in ASC Topic 350. Consistent with the fundamentals of our business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics, as the main economic components of each agency are the salary and service costs associated with providing professional services, the office and general costs associated with office space and occupancy, and the provision of technology requirements which are generally limited to personal computers, servers and off-the-shelf software. Finally, the expected benefits of our acquisitions are typically shared across multiple agencies and regions as they work together to integrate the acquired agency into our client service strategy.

     We review goodwill for impairment annually as of the end of the second quarter and whenever events or circumstances indicate the carrying value may not be recoverable. ASC Topic 350, specifies a two-step test for goodwill impairment. In the first step, we compare the fair value of each reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is equal to or greater than its carrying value, goodwill is not impaired and no further testing is required. If the carrying value exceeds fair value, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting unit’s goodwill. Goodwill of a reporting unit is impaired when its carrying value exceeds its implied fair value. Impaired goodwill is written down to its implied fair value with a charge to expense in the period the impairment is identified.

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

     In the normal course of business, changes in the composition of a reporting unit may arise as a result of changes in management responsibility. Changes, if any, typically occur as of the beginning of the year in connection with our annual planning cycle and are a result of client service considerations and changes in reporting unit management responsibilities. When this occurs, we allocate goodwill based on the relative fair value of the business being realigned in accordance with ASC Topic 350. Certain business realignments occurred in 2009 and they did not have a significant effect on the results of our impairment test as of June 30, 2009 compared to December 31, 2008.

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

     In the latter part of 2008, contractions in the global economy, a decline in consumer spending, rising unemployment and other factors accelerated the global recession. The global recession reduced clients’ spending on the services that our agencies provide. As a result, our revenues and profits declined in the fourth quarter of 2008 compared to the fourth quarter of the prior year. Under ASC Topic 350, a significant adverse change in business conditions typically triggers an evaluation of goodwill for impairment prior to the required annual review. Although the decline we experienced in our business on a constant currency basis in the fourth quarter was not significant, given the generally negative economic environment, we updated our impairment analyses for each of our reporting units as of December 31, 2008 and concluded that our goodwill was not impaired.

     In applying the income approach, we use estimates to derive the expected discounted cash flows (“DCF”) for each reporting unit, which serve as the basis of our valuation. These estimates and assumptions include revenue growth and operating margin, tax rates, capital expenditures, weighted average cost of capital and related discount rates and expected long-term cash flow growth rates. All these estimates and assumptions are affected by conditions specific to our businesses, economic conditions related to the industry in which we operate, as well as, conditions in the global economy. The assumptions which have the most significant affect on our valuations derived using a DCF methodology are: (1) the expected long-term growth rate of our reporting units’ cash flows and (2) the weighted average cost of capital (“WACC”).

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

     Although the risk-free rate of return increased during the first half of 2009, several other components of our WACC decreased during the first half of 2009. These decreases, which more than offset the increase in the risk-free rate and caused our overall assumed WACC to decline, were comprised of a decrease in the business risk index ascribed to us and to companies in our industry comparable to our reporting units; a systemic decrease in the risk premium on equity securities; and a decrease in the cost of corporate debt in the marketplace. The business risk index is based on a market-derived variable that measures the volatility of the share price of equity securities relative to the volatility of the overall equity market. The index for the companies in our industry comparable to our reporting units, as well as the index assigned to us, has been trending downward, except for a significant increase in the index late in 2008. The general decrease in risk premiums on equity securities compared to year-end 2008 is a result of the gradual return of investors to the equity markets in the first half of 2009. The decrease in the cost of corporate debt is a result of the narrowing of credit spreads on corporate debt that was attributable to the overall improvement in the capital markets in the first half of 2009 relative to the latter part of 2008.

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

     Our reporting units do vary in size with respect to revenue and the amount of debt allocated to them. These differences drive the variations in fair value among our reporting units. In addition, these differences as well as differences in book value, including goodwill, cause the variations in the amount by which fair value exceeds book value among the reporting units. The reporting unit goodwill balances and debt vary by reporting unit primarily because our three legacy agency networks were acquired at the formation of Omnicom and were accounted for as a pooling of interest that did not result in any additional debt or goodwill being recorded. The remaining two agency networks, including Reporting Unit 5, were built through a combination

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

     The decline in the fair value of our reporting units that would need to occur in order to fail step one of our goodwill impairment test (the “Threshold”) is as follows (dollars in millions):

	June 30, 2009		December 31, 2008
Reporting Units	Goodwill	Threshold	Goodwill	Threshold
1&2	$ 1,769.9	>55%	$ 1,731.7	>55%
3&4	$ 2,099.2	>70%	$ 2,010.6	>85%
5	$ 3,577.5	>50%	$ 3,477.9	>20%

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

     We plan to continue to perform our impairment test during the second quarter of each year unless certain events or circumstances, as defined in ASC Topic 350, trigger the need for an interim evaluation for impairment. The estimates we use in testing our goodwill for impairment do not constitute forecasts or projections of future results of operations, but rather are estimates and assumptions based on historical results and assessments of macroeconomic factors affecting our reporting units. We believe that our estimates and assumptions are reasonable, but they are subject to change from period to period. Actual results of operations and other factors will likely differ from the estimates used in our discounted cash flow valuation and it is possible that differences could be material. A change in the estimates we use could result in a decline in the estimated fair value of one or more of our reporting units from the amounts derived as of our latest valuation and could cause us to fail step one of our goodwill impairment test if the estimated fair value for the reporting unit is less than the carrying value of the net assets of the

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

Liquidity and Capital Resources

Cash Sources and Requirements, Including Contractual Obligations

     Historically, substantially all of our non-discretionary cash requirements have been funded from operating cash flow and cash on hand. Our principal non-discretionary funding requirement is our working capital. In addition, we have contractual obligations related to our long-term and convertible debt, our recurring business operations (primarily related to lease obligations), as well as certain contingent acquisition obligations related to acquisitions.

     Our principal discretionary cash requirements include dividend payments to our shareholders, repurchases of our common stock, payments for strategic acquisitions and capital expenditures. Our discretionary spending is funded from operating cash flow, cash on hand and short-term investments. In any given year, depending on the level of our discretionary activity we may repay debt. Additionally, we may use other sources of available funding, such as the liquidation of short-term investments or the issuance of commercial paper, to finance these activities. Repurchases of our common stock during the first nine months of 2009 were minimal.

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

     During the first nine months of 2009, we generated $453.1 million of cash from operations. Our discretionary spending during the period was comprised primarily of: dividend payments of $140.3 million; capital expenditures of $93.4 million; repurchases of our common stock of $13.3 million; and acquisition payments of $124.9 million including purchases of equity interests in subsidiaries and affiliates, as well as contingent purchase price payments related to acquisitions completed in prior periods. Our total discretionary spending for the nine months ended September 30, 2009 was $371.9 million compared to $1,532.3 million for the nine months ended September 30, 2008, primarily due to reductions in our repurchases of our common stock and reduced acquisition activity.

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

     At September 30, 2009, our cash and cash equivalents decreased $499.9 million and our short-term investments increased $0.8 million from December 31, 2008.

Debt Instruments and Related Covenants

     We maintain a credit facility with a consortium of banks providing borrowing capacity of up to $2.5 billion. This facility expires on June 23, 2011. Our credit facility provides core financing, back-up liquidity in the event any of our convertible notes are put back to us, as well as support for our commercial paper borrowings and general working capital requirements. Depending on market conditions at the time, we typically fund our daily borrowing needs by issuing commercial paper, borrowing under our short-term uncommitted lines of credit, or drawing down on our credit facility. As of September 30, 2009, there were no borrowings outstanding under this facility.

     At September 30, 2009, we had short-term borrowings of $174.5 million of which $31.0 million was comprised of bank overdrafts of our international subsidiaries and $143.5 million was commercial paper borrowings. The bank overdrafts are treated as unsecured loans pursuant to the subsidiaries’ bank agreements.

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

     Our credit facility contains financial covenants that restrict our ability to incur indebtedness as defined in the agreements. These financial covenants limit the ratio of total consolidated indebtedness to total consolidated EBITDA to no more than 3.0 times. Under our credit agreement, EBITDA is defined as earnings before interest, taxes, depreciation and amortization. The agreements also require us to maintain a minimum ratio of EBITDA to interest expense of at least 5.0 times. At September 30, 2009, we were in compliance with these covenants, as our ratio of debt to EBITDA was 1.5 times and our ratio of EBITDA to interest expense was 13.7 times. In addition, our credit facility does not limit our ability to declare or pay dividends.

     On February 9, 2009, holders of $841.2 million aggregate principal amount of our Liquid Yield Option Notes due February 7, 2031 (“2031 Notes”) put their notes to us for purchase at par. We borrowed $814.4 million under our credit facility and received $26.8 million from unaffiliated equity investors in a partnership we control to fund the purchase of the 2031 Notes. We purchased and retired $295.2 million aggregate principal amount of the 2031 Notes that had been put. We loaned the partnership $493.4 million and contributed $25.8 million as our equity investment. The partnership used the proceeds from the loan and the contributed equity to purchase the remaining $546.0 million aggregate principal amount of the 2031 Notes that were put. The partnership purchased the 2031 Notes intending to sell such notes back into the marketplace over the next 12 months if market conditions warrant. The 2031 Notes held by the partnership are eliminated in consolidation.

     On July 1, 2009, we issued $500 million aggregate principal amount of 6.25% Senior Notes due July 15, 2019. The proceeds from the issuance, before deducting underwriting commissions and offering expenses, were $496.7 million. The notes were issued by Omnicom Group Inc. and two of its wholly owned finance subsidiaries, Omnicom Capital Inc. and Omnicom Finance Inc., as co-obligors. The notes are senior unsecured notes that rank in equal right of payment with all existing and future unsecured indebtedness and as a joint and several liability of the issuer and the co-obligors.

     On August 6, 2009, we paid a supplemental interest payment of $7.6 million to holders of our Zero Yield Zero Coupon Convertible Notes due July 31, 2032 (“2032 Notes”) who did not put their notes back to us. A total of $474.3 million of the 2032 Notes were put back to us for repurchase and a total of $252.7 million of our 2032 Notes remain outstanding. The supplemental interest payment is being amortized ratably over a twelve-month period to the next put date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

     Our outstanding debt and amounts available under our credit facility as of September 30, 2009 were (dollars in millions):

	Debt Outstanding	Available Credit
Short-term borrowings (due in less than one year)	$ 174.5
$2.5 billion credit facility due June 23, 2011	—	$2,356.5
Senior Notes due April 15, 2016	996.8
Senior Notes dues July 15, 2019	496.8
Convertible Notes due February 7, 2031	5.8
Convertible Notes due July 31, 2032	252.7
Convertible Notes due June 15, 2033	0.1
Convertible Notes due July 1, 2038	467.4
Other debt	18.7

Total	$2,412.8	$2,356.5

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

     The next date on which holders of our 2033 Notes and 2038 Notes can put their notes back to us for cash is June 2010 and the next date on which the holders of our 2032 Notes can put their notes back to us for cash is July 2010. If our convertible notes are put back to us, based on our current financial condition and expectations, we expect to have sufficient cash and unused credit commitments to fund any put. Although such borrowings would reduce the amount available under our credit facility to fund our other cash requirements, we believe that we have sufficient capacity under these commitments to meet our cash requirements for the normal course of our business operations after any put event. Additionally, if the convertible notes are put back to us, our interest expense will change. The extent, if any, of the increase or decrease in interest expense will depend on the portion of the amount repurchased that is refinanced, when we refinance, the type of instrument we used to refinance and the term of the refinancing.

     Even if we were to replace our outstanding convertible notes with another form of debt on a dollar-for-dollar basis, we expect that it would not have any impact on our debt to EBITDA ratio. If we were to replace our outstanding convertible notes with interest-bearing debt at prevailing rates, this potential increase in interest expense would negatively impact our ratio of EBITDA to interest expense. However, the coverage ratios applicable to our credit facilities are currently well within the thresholds. If either our ratio of debt to EBITDA increased by 100%, or our ratio of EBITDA to interest expense decreased by 100%, we would still be in compliance with these covenants. Therefore, based on our current coverage ratios, our present expectations of our future operating cash flows and access to our credit facility, as well as expected access to

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

Contractual Obligations and Other Commercial Commitments

     Contingent Acquisition Obligations: Certain of our acquisitions are structured with contingent purchase price obligations, often referred to as earn-outs. We utilize contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period. These payments are not contingent upon future employment. The amount of future contingent purchase price payments that we would be required to pay for acquisitions completed prior to our adoption of the revised U.S. GAAP accounting standards included in ASC Topic 805 on January 1, 2009, assuming that the businesses perform over the relevant future periods at their current profit levels, is approximately $188 million as of September 30, 2009. The ultimate amounts payable cannot be predicted with reasonable certainty because they are dependent upon future results of operations of the subject businesses and are subject to changes in foreign currency exchange rates. In accordance with the U.S. GAAP accounting standards, prior to the revision of ASC Topic 805 on January 1, 2009, we have not recorded a liability for these items on our balance sheet since the definitive amount is not determinable or distributable prior to January 1, 2009. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. Our obligations change from period to period primarily as a result of payments made during the current period, changes in the acquired entities’ performance and changes in foreign currency exchange rates. These differences could be significant. The contingent purchase price obligations as of September 30, 2009, calculated assuming that the acquired businesses perform over the relevant future periods at their current profit levels, are as follows (dollars in millions):

Remainder 2009	2010	2011	2012	Thereafter	Total
$11	$103	$46	$22	$6	$188

     In connection with the adoption of ASC Topic 805, for acquisitions completed subsequent to December 31, 2008, contingent purchase price obligations are recorded as liabilities on our condensed consolidated balance sheet and are re-measured at fair value through earnings in subsequent periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Concentration of Risk

     We provide marketing and corporate communications services to thousands of clients who operate in nearly every industry sector and in the normal course of business, we grant credit to qualified clients. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 3.3%, and no other client accounted for more than 2.5%, of our consolidated revenue for the nine months ended September 30, 2009. However, during periods of economic downturn, the credit profiles of our clients could change.

     For the nine months ended September 30, 2009, one of our largest clients, a major automotive company, accounted for less than 1.6% of our consolidated revenue. The automotive sector of the global economy has been severely impacted by the global recession. Our client, as well as other companies in this sector, have received funds from their central governments and have undertaken restructuring efforts including recent insolvency proceedings, as well as board of director and senior management changes. We have taken measures designed to reduce our potential exposure in connection with our client’s restructuring efforts, but there can be no assurance that our efforts to reduce our exposure will be successful or that our client will not further reduce their advertising and marketing spending and/or change their service providers.

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

     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, our CEO and CFO concluded that as of September 30, 2009 our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 is appropriate.

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

Item 1A. Risk Factors

     There have been no material changes to the risk factors disclosed in Item 1A in our 2008 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Stock repurchase activity during the three months ended September 30, 2009 was as follows:

Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2009	148,377	$31.66	—	—
August 2009	—	$—	—	—
September 2009	—	$—	—	—

Total	148,377	$31.66	—	—

     All purchases represent shares of stock withheld from employees to satisfy estimated tax obligations relating to the vesting of shares of restricted stock under the terms of our 2007 Incentive Award Plan. The value of the common stock that was withheld was based upon the closing price of our common stock on the applicable vesting dates.

     There were no unregistered sales of equity securities during the three months ended September 30, 2009.

Item 6. Exhibits

(a) Exhibits

4.1	Indenture, dated as of July 1, 2009, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee (Exhibit 4.1 to the Current Report on Form 8-K (File No. 1-10551) dated July 1, 2009 (“July 1, 2009 8-K”) and incorporated herein by reference).

4.2	First Supplemental Indenture, dated as of July 1, 209 among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc., and Deutsche Bank Trust Company Americas, as trustee (Exhibit 4.2 to the July 1, 2009 8-K and incorporated herein by reference).

4.3	Form of 6.250% Notes due 2019 (Exhibit 4.3 to the July 1, 2009 8-K and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	Interactive Data File

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNICOM GROUP INC.

Dated: October 26, 2009	/s/ Randall J. Weisenburger
Randall J. Weisenburger Executive Vice President and Chief Financial Officer (on behalf of Omnicom Group Inc. and as Principal Financial Officer)