Form 10-K
period 2009-12-31
OMNICOM GROUP INC
filed 2010-02-19
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter periods that the registrant was required to submit and post such files).

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2009 was $9,810,000,000.

As of February 11, 2010, 310,448,000 shares of Omnicom Common Stock, $.15 par value, were outstanding.

Certain portions of Omnicom’s definitive proxy statement relating to its annual meeting of shareholders scheduled to be held on May 25, 2010 are incorporated by reference into Part III of this report.

OMNICOM GROUP INC.

ANNUAL REPORT ON FORM 10-K FOR
THE YEAR ENDED DECEMBER 31, 2009

*

The information regarding Executive Officers of the Registrant is included in Part I, Item 1, “Business.” Additional information called for by Items 10, 11, 12, 13 and 14, to the extent not included in this document, is incorporated herein by reference to the information to be included under the captions “Corporate Governance,” “Certain Transactions,” “Executive Compensation” and “Stock Ownership” in our definitive proxy statement, which is expected to be filed by April 15, 2010.

i

FORWARD LOOKING STATEMENTS

Certain of the statements in this annual report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. These statements relate to future events or future financial performance and involve known and unknown risks and other factors that may cause our actual or our industry’s results, levels of activity or achievement to be materially different from those expressed or implied by any forward-looking statements. These risks and uncertainties, including those resulting from specific factors identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include, but are not limited to, our future financial condition and results of operations, global economic conditions and renewed turmoil in the credit markets, losses on media purchases on behalf of clients, reductions in client spending and/or a slowdown in client payments, competitive factors, changes in client communication requirements, the hiring and retention of personnel, our ability to attract new clients and retain existing clients, changes in government regulations impacting our advertising and marketing strategies, risks associated with assumptions we make in connection with our critical accounting estimates, legal proceedings, settlements, investigations and claims, and our international operations, which are subject to the risks of currency fluctuations and foreign exchange controls. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are our present expectations. Actual events or results may differ. We undertake no obligation to update or revise any forward-looking statement, except as required by law.

AVAILABLE INFORMATION

Our internet address is www.omnicomgroup.com where we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission or the “SEC.” Our SEC reports can also be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. Any document that we file with the SEC may also be read and copied at the SEC’s Public Reference Room located at Room 1580, 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our filings are also available at the SEC’s website at http://www.sec.gov and at the offices of the New York Stock Exchange.

ii

PART I

Introduction

This report is both our 2009 annual report to shareholders and our 2009 annual report on Form 10-K required under the federal securities laws.

We are a strategic holding company, providing professional services to clients through multiple agencies operating in all major markets around the world. Our companies provide advertising, marketing and corporate communications services. The terms “Omnicom,” “we,” “our” and “us” each refer to Omnicom Group Inc. and our subsidiaries unless the context indicates otherwise.

Item 1.	Business

Our Business: Omnicom, a strategic holding company, was formed in 1986 by the merger of several leading advertising, marketing and corporate communications companies. We are one of the world’s largest advertising, marketing and corporate communications companies and we operate in a highly competitive industry. The proliferation of media channels, including the rapid development of interactive technologies and mediums, along with their integration within all offerings, has fragmented audiences. These developments make it increasingly more difficult for marketers to reach their target audiences in a cost-effective way, causing them to turn to marketing service providers such as Omnicom for a customized mix of advertising and marketing communications services designed to make the best use of their total marketing expenditures.

Our agencies operate in all major markets around the world and provide a comprehensive range of services which we group into four fundamental disciplines: traditional media advertising; customer relationship management (“CRM”); public relations; and specialty communications. The services included in these disciplines are:

advertising	marketing research
brand consultancy	media planning and buying
corporate social responsibility consulting	mobile marketing services
crisis communications	multi-cultural marketing
custom publishing	non-profit marketing
database management	organizational communications
digital and interactive marketing	package design
direct marketing	product placement
entertainment marketing	promotional marketing
environmental design	public affairs
experiential marketing	public relations
field marketing	recruitment communications
financial / corporate business-to-business advertising	reputation consulting
graphic arts	retail marketing
healthcare communications	search engine marketing
instore design	sports and event marketing
investor relations

Although the medium used to reach a given client’s target audience may be different across each of these disciplines, we develop and deliver the marketing message in a similar way by providing client-specific consulting services.

Our business model was built and continues to evolve around our clients. While our agencies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. The fundamental premise of our business is to structure our business offerings and allocate our resources based on the specific requirements of our clients. As clients increase their demands for marketing effectiveness and efficiency, they have tended to consolidate their business with larger, multi-disciplinary agencies or integrated groups of agencies. Accordingly, our business model demands that multiple agencies within Omnicom collaborate in formal and informal virtual networks that cut across internal organizational structures to execute against our clients’ specific marketing requirements. We believe that this organizational philosophy, and our ability to execute it, differentiates us from our competitors.

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

The various components of our business and material factors that affected us in 2009 are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) of this report. None of our acquisitions or dispositions in 2009, 2008 or 2007 were material to our consolidated financial position or results of operations. For information concerning our acquisitions, see Note 4 to our consolidated financial statements.

Geographic Regions and Segments: Our total revenue is almost evenly divided between U.S. and non-U.S. operations. For financial information concerning domestic and foreign operations and segment reporting, see our MD&A and Note 7 to our consolidated financial statements.

Our Clients: Consistent with the fundamentals of our business strategy, our agencies serve similar clients, in similar industries, and in many cases the same clients, across a variety of geographic regions and locations. Our clients participate in virtually all industry sectors of the global economy. Furthermore, in many cases, our agencies or networks serve different product groups within the same clients served by our other agencies or networks. For example, our largest client was served by more than 100 of our agencies in 2009 and represented 3.1% of our 2009 revenue. No other client accounted for more than 2.5% of our 2009 revenue. Our top 100 clients ranked by revenue were each served, on average, by more than 45 of our agencies in 2009 and collectively represented 50.4% of our 2009 revenue.

Our Employees: At December 31, 2009, we employed approximately 63,000 people. We are not party to any significant collective bargaining agreements. The skill-sets of our workforce across our agencies and within each discipline are similar. Common to all is the ability to understand a client’s brand or product, its selling proposition and the ability to develop a unique message to communicate the value of the brand or product to the client’s target audience. Recognizing the importance of this core competency, we have established tailored training and education programs for our service professionals around this competency. See our MD&A for a discussion of the effect of salary and related costs on our historical results of operations.

Executive Officers of the Registrant: Our executive officers as of February 11, 2010 are:

Name	Position	Age
Bruce Crawford	Chairman	81
John D. Wren	President and Chief Executive Officer	57
Randall J. Weisenburger	Executive Vice President and Chief Financial Officer	51
Peter Mead	Vice Chairman	70
Philip J. Angelastro	Senior Vice President Finance and Controller	45
Charles Brymer	President and Chief Executive Officer of DDB Worldwide	50
Thomas Carroll	President and Chief Executive Officer of TBWA Worldwide	54
Thomas L. Harrison	Chairman and Chief Executive Officer of Diversified Agency Services	62
Michael J. O’Brien	Senior Vice President, General Counsel and Secretary	48
Andrew Robertson	President and Chief Executive Officer of BBDO Worldwide	49
Daryl D. Simm	Chairman and Chief Executive Officer of Omnicom Media Group (“OMG”)	48

All of the executive officers have held their present positions for at least five years except as specified below.

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

Additional information about our directors and executive officers appears under the captions “Corporate Governance,” “Certain Transactions,” “Election of Directors,” “Executive Compensation” and “Stock Ownership” in our definitive proxy statement, which is expected to be filed by April 15, 2010.

Item 1A.	Risk Factors

Global economic conditions could adversely impact our business and results of operations and financial position.

Contraction in the global economy led to reductions in advertising, marketing and corporate communications services spending by both our U.S. and international clients and was a significant factor to the year-over-year decrease in our revenue in 2009. The decline was broad-based across most industries and geographic areas. Despite recent economic improvement, a future economic downturn and a further reduction in consumer spending could result in further reduction in client spending levels that could adversely affect our business and results of operations and financial position.

Renewed turmoil in the credit markets could adversely impact our results of operations and financial position.

Renewed turmoil in the credit markets or a contraction in the availability of credit similar to the conditions experienced beginning in the third quarter of 2008 and continuing into 2009 would make it more difficult for businesses to meet their capital requirements and could lead clients to change their financial relationship with their vendors, including us. If that were to occur, we could require additional capital to fund the changes in our day-today working capital requirements. There is no assurance that such additional financing will be available on favorable terms, if at all. This could materially adversely impact our results of operations and financial position.

Additionally, during the recent credit crisis, several banks in the bank syndicate that supports our $2.5 billion credit facility received capital infusions from their central governments. In the event that a bank in our syndicate were to default on its obligation to fund its commitment under our credit facility or cease to exist and there was no successor entity, the credit facility provides that the remaining banks in the syndicate would only be required to fund advances requested under the credit facility on a pro rata basis up to their total commitment. As a result, the portion of the credit facility provided by the defaulting bank would not be available to us and we could require additional capital. Further, our $2.5 billion credit facility expires in June 2011. We expect to replace this facility with similar financing. There is no assurance that such financing will be available on comparable terms, if at all. This could materially adversely impact our results of operations and financial position.

In a period of severe economic downturn, the risk of a material loss related to purchases of media on behalf of our clients could significantly increase.

In many of our businesses we purchase media for our clients and act as an agent for a disclosed principal. We enter into contractual commitments with media providers on behalf of our clients at levels that substantially exceed our revenue in connection with the services we provide. These commitments are included in our accounts payable balance when the media services are delivered by the media providers. While operating practices vary by country, media type and media vendor, in the United States and certain foreign markets many of our contracts with media providers specify that if our client defaults on its payment obligations then we are not liable to the media providers under the legal theory of sequential liability until we have been paid for the media by our client. In other countries, we manage our risk in other ways, including evaluating and monitoring our clients’ credit worthiness and, in many cases, requiring credit insurance or payment in advance. Further, in cases where we become committed to the media and it becomes apparent that a client may be unable to pay for the media, options are potentially available to us in the marketplace in addition to those cited above to mitigate the potential loss, including negotiating with media providers. This risk could significantly increase in periods of severe economic downturn. Such a loss could have a material adverse effect on our results of operations and financial position.

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

The global economic recession has caused and could continue to cause a reduction of the volume of client spending or a delay in the time our clients take to pay us which could negatively affect our working capital. Consequently, we could need to obtain additional financing. There is no assurance that such additional financing would be available on favorable terms, if at all. Such circumstances could therefore materially adversely affect our results of operations and financial position.

Companies periodically review and change their advertising, marketing and corporate communications services business models and relationships. If we are unable to remain competitive or retain key clients, our business and financial results may be materially adversely affected.

The markets in which we participate are highly competitive. Key competitive considerations for retaining existing business and winning new business include our ability to develop marketing solutions that meet client needs, the quality and effectiveness of the services we offer, and our ability to efficiently serve clients, particularly large international clients, on a broad geographic basis. While many of our client relationships are long-standing, clients put their advertising, marketing and corporate communications services business up for competitive review from time to time. We have won and lost accounts in the past as a result of these reviews. To the extent that we are not able to remain competitive or retain key clients, our revenue may be adversely affected, which could materially adversely affect our results of operations and financial position.

The success of our acquiring and retaining clients depends on our ability to avoid and manage conflicts of interest arising out of other client relationships and retention of key personnel.

Our ability to retain existing clients and to attract new clients may, in some cases, be limited by clients’ perceptions of, or policies concerning, conflicts of interest arising out of other client relationships. If we are unable to maintain multiple agencies to manage multiple client relationships and avoid potential conflicts of interests, our business, results of operations and financial position may be materially adversely affected.

In addition, we may lose or fail to attract and retain key personnel. Our employees are our most important assets. Our ability to attract and retain key personnel is an important aspect of our competitiveness. If we are unable to attract and retain key personnel, our ability to provide our services in the manner our customers have come to expect may be adversely affected, which could harm our reputation and result in a loss of clients, which could have a material adverse effect on our results of operations and financial position.

We received approximately 50.4% of our revenue from our 100 largest clients in 2009, and the loss of several of these clients could adversely impact our prospects, business and results of operations and financial position.

Our clients generally are able to reduce advertising and marketing spending or cancel projects at any time on short notice for any reason. It is possible that our clients could reduce spending in comparison with historical patterns, or they could reduce future spending. A significant reduction in advertising and marketing spending by our largest clients, or the loss of several of our largest clients, if not replaced by new client accounts or an increase in business from existing clients, would adversely affect our revenue and could have a material adverse effect on our results of operations and financial position.

Government regulations and consumer advocates may limit the scope of the content of our services, which could affect our ability to meet our clients’ needs, which could have a material adverse effect on our business.

Government agencies and consumer groups directly or indirectly affect or attempt to affect the scope, content and manner of presentation of advertising, marketing and corporate communications services, through regulation or other governmental action. Any such limitation on the scope of the content of our services could affect our ability to meet our clients’ needs, which could have a material adverse effect on our results of operations and financial position. In addition, there has been an increasing tendency on the part of businesses to resort to the judicial system to challenge advertising practices. Such claims by businesses or governmental agencies could have a material adverse effect on our results of operations and financial position in the future.

Government or legislative action may limit the tax deductibility of advertising expenditures by certain industries or for certain products and services. These actions would cause our clients affected by such actions to reduce their spending on our services which could have a material adverse effect on our results of operations and financial position.

We are a global service business and face certain risks of doing business abroad, including political instability and foreign exchange controls, which could have a material adverse effect on our results of operations.

We face the risks normally associated with global services businesses. The operational and financial performance of our businesses are typically tied to overall economic and regional market conditions, competition for client assignments and talented staff, new business wins and losses and the risks associated with extensive international operations. There are risks of doing business abroad, including those of political instability and foreign exchange controls, which do not affect domestic-focused firms. These risks could have a material adverse affect on our results of operations and financial position. For financial information on our operations by geographic area, see Note 7 to our consolidated financial statements.

We are exposed to risks from operating in developing countries.

We conduct business in numerous developing countries around the world. The risks associated with conducting business in developing countries can include slower payment of invoices, nationalization, social, political and economic instability and currency repatriation restrictions, among other risks. In addition, commercial laws in many of these countries can be vague, inconsistently administered and retroactively applied. If we are deemed not to be in compliance with applicable laws in developing countries where we conduct business, our prospects, business, financial position and results of operations in those countries could be harmed, which could then have a material adverse impact on our results of operations and financial position.

Holders of our convertible notes have the right to cause us to repurchase up to $726 million, in whole or in part, at specified dates in the future.

In June 2010, our 2033 Notes and 2038 Notes aggregating $467.5 million may be put back to us for repurchase and in July 2010, $252.7 million of our 2032 Notes may be put back to us for repurchase. If we are required to satisfy one or more puts to repurchase our convertible notes, we expect to have sufficient available cash and unused credit commitments to fund the puts. We also believe that we will still have capacity under our existing credit commitments sufficient to meet our cash requirements for the normal course of our business operations after any put event. However, in the event that our existing credit commitments or our cash flow from operations were to decrease, we might need to seek additional funding alternatives. There is no assurance that such additional financing would be available on comparable terms, if at all.

Downgrades of our debt credit ratings could adversely affect us.

Standard and Poor’s Rating Service currently rates our long-term debt A-, Moody’s Investors Service rates our long-term debt Baa1 and Fitch Ratings rates our long-term debt A-. Our short-term debt ratings are A2, P2 and F2 by the respective agencies. Our outstanding senior notes, convertible notes and existing bank credit facility do not contain provisions that require acceleration of cash payment upon a downgrade. The interest rates and fees on our bank credit facility, however, would increase if our long-term debt credit rating is downgraded. Additionally, our access to the capital markets could be adversely affected by adverse changes to the short- or long-term debt credit ratings assigned to us by independent rating agencies. Furthermore, the 2032 Notes, 2033 Notes and 2038 Notes are convertible at specified ratios if, in the case of the 2032 Notes, our long-term debt credit ratings are downgraded to BBB or lower by Standard & Poor’s Ratings Service, or Baa3 or lower by Moody’s Investors Service or in the case of the 2033 Notes and 2038 Notes to BBB- or lower by S&P, and Ba1 or lower by Moody’s. These events would not, however, result in an adjustment of the number of shares issuable upon conversion and would not accelerate the holder’s right to cause us to repurchase the notes.

We may be unsuccessful in evaluating material risks involved in completed and future acquisitions.

We regularly review potential acquisitions of businesses we believe may be complementary to our businesses and client needs. As part of the review we conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in any particular transaction. Despite our efforts, we may be unsuccessful in ascertaining or evaluating all such risks. As a result, we might not realize the intended advantages of any given acquisition. If we fail to identify certain material risks from one or more acquisitions, our results of operations and financial position could be adversely affected.

Goodwill may become impaired.

In accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”), we have recorded a significant amount of goodwill in our consolidated financial statements resulting from our acquisition activities, which principally represents the specialized know-how of the workforce at the agencies we have acquired. We test the carrying value of goodwill for impairment, at least annually at the end of the second quarter and whenever events or circumstances indicate the carrying value may not be recoverable, as discussed in Note 3 to our consolidated financial statements. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. While we have concluded, for each year presented in our financial statements included in this report, that our goodwill is not impaired, future events could cause us to conclude that the asset values associated with a given operation may become impaired. Any resulting non-cash impairment loss could materially adversely affect our results of operations and financial position.

We could be affected by future laws or regulations enacted in response to climate change concerns and other actions.

Although our companies may not be directly affected by current cap and trade laws and current requirements to reduce emissions, we could be in the future. However, we could also be affected indirectly by increased prices for goods or services provided to us by companies that are directly affected by these laws and regulations and pass their increased costs through to their customers. Additionally, to comply with potential future changes in environmental laws and regulations, we may need to incur additional costs. At this time, we cannot estimate what impact such costs may have on our results of operations and financial position.

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

We lease substantially all our office facilities under operating leases that expire at various dates. Leases are generally denominated in the local currency of the operating entity. Office base rent expense was $377.1 million in

2009, $386.9 million in 2008 and $384.7 million in 2007, reduced by rent received from non-cancelable third-party subleases of $18.9 million, $22.8 million and $22.4 million, respectively.

Future minimum office base rents under terms of non-cancelable operating leases, reduced by rent receivable from existing non-cancelable third-party subleases, are as follows (dollars in millions):

Net Rent
2010	$365.3
2011	298.1
2012	240.6
2013	191.5
2014	163.5
Thereafter	510.3

See Note 15 to our consolidated financial statements for a discussion of our lease commitments and our MD&A for the impact of leases on our operating expenses.

Item 3.	Legal Proceedings

Beginning on June 13, 2002, several putative class actions were filed against us and certain senior executives in the United States District Court for the Southern District of New York. The actions have since been consolidated under the caption In re Omnicom Group Inc. Securities Litigation, No. 02-CV-4483 (RCC), on behalf of a proposed class of purchasers of our common stock between February 20, 2001 and June 11, 2002. The consolidated complaint alleges, among other things, that our public filings and other public statements during that period contained false and misleading statements or omitted to state material information relating to (1) our calculation of the organic growth component of period-to-period revenue growth, (2) our valuation of and accounting for certain internet investments made by our Communicade Group (“Communicade”), which we contributed to Seneca Investments LLC (“Seneca”) in 2001, and (3) the existence and amount of certain contingent future obligations in respect of acquisitions. The complaint seeks an unspecified amount of compensatory damages plus costs and attorneys’ fees. Defendants moved to dismiss the complaint and on March 28, 2005, the court dismissed portions (1) and (3) of the complaint detailed above. The court’s decision denying the defendants’ motion to dismiss the remainder of the complaint did not address the ultimate merits of the case, but only the sufficiency of the pleading. Defendants have answered the complaint. Discovery concluded in the second quarter of 2007. On April 30, 2007, the court granted plaintiff’s motion for class certification, certifying the class proposed by plaintiffs. In the third quarter of 2007 defendants filed a motion for summary judgment on plaintiff’s remaining claim. On January 28, 2008, the court granted defendants’ motion in its entirety, dismissing all claims and directing the court to close the case. On February 4, 2008, the plaintiffs filed a notice of intent to appeal that decision to the United States Court of Appeals for the Second Circuit. The appeal has been fully briefed and oral argument before the Court of Appeals occurred on May 5, 2009. The defendants continue to believe that the allegations against them are baseless and intend to vigorously oppose plaintiff’s appeal. Currently, we are unable to determine the outcome of this appeal and the effect on our financial position or results of operations. The outcome of this matter is inherently uncertain and may be affected by future events. Accordingly, there can be no assurance as to the ultimate effect of this matter.

We are also involved from time to time in various legal proceedings in the ordinary course of business. We do not presently expect that these proceedings will have a material adverse effect on our consolidated financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual shareholders’ meeting has historically been held in the second quarter of the year. No matters were submitted to a vote of our shareholders during the last quarter of 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed on the New York Stock Exchange under the symbol “OMC.” On February 11, 2010, we had 2,876 holders of record of our common shares.

The table below shows the range of quarterly high and low sales prices reported on the New York Stock Exchange Composite Tape for our common shares and the dividends paid per share for these periods.

Period	High	Low	Dividends Paid Per Share

2008
First Quarter	$47.96	$40.86	$0.15
Second Quarter	50.16	43.74	0.15
Third Quarter	45.00	37.23	0.15
Fourth Quarter	38.42	22.02	0.15

2009
First Quarter	$28.80	$20.09	$0.15
Second Quarter	33.21	23.01	0.15
Third Quarter	38.49	29.71	0.15
Fourth Quarter	39.99	34.24	0.15

Stock repurchase activity during the three months ended December 31, 2009 was as follows:

Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 2009	27,558	$36.89	—	—
November 2009	2,226	36.74	—	—
December 2009	16,501	37.31	—	—

Total	46,285	$37.03	—	—

All purchases represent shares of stock withheld from employees to satisfy estimated tax obligations relating to the vesting of shares of restricted stock under the terms of our 2007 Incentive Award Plan. The value of the common stock that was withheld was based upon the closing price of our common stock on the applicable vesting dates.

There were no unregistered sales of equity securities during the three months ended December 31, 2009.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes that begin on page F-1 of this report, as well as our MD&A.

	(Dollars in millions, except per share amounts)
For the years ended December 31:	2009	2008	2007	2006	2005
Revenue	$11,720.7	$13,359.9	$12,694.0	$11,376.9	$10,481.1
Operating Income	1,374.9	1,689.4	1,659.1	1,483.5	1,339.8
Net Income –
Omnicom Group Inc	793.0	1,000.3	975.7	857.9	770.7
Net Income Per Common Share –
Omnicom Group Inc.:
Basic	2.54	3.17	2.95	2.47	2.11
Diluted	2.53	3.14	2.93	2.46	2.10
Dividends Declared Per
Common Share	0.60	0.60	0.575	0.50	0.4625

	(Dollars in millions)
At December 31:	2009	2008	2007	2006	2005
Cash and cash equivalents and
short-term investments	$1,594.8	$1,112.4	$1,841.0	$1,928.8	$1,209.9
Total Assets	17,920.7	17,318.4	19,271.7	17,804.7	15,919.9
Long-Term Obligations:
Long-term debt	1,494.6	1,012.8	1,013.2	1,013.2	18.2
Convertible debt	726.0	2,041.5	2,041.5	2,041.5	2,329.1
Other long-term liabilities	462.0	444.4	481.2	305.8	298.4

On June 25, 2007, pursuant to a two-for-one stock split which was effected in the form of a 100% stock dividend, each shareholder received one additional share of Omnicom Group Inc. common stock for each share held on June 6, 2007. In connection with the stock split, dividends declared per common share and Net Income per Common Share – Omnicom Group Inc. amounts for 2007, 2006 and 2005 have been retrospectively adjusted to reflect the stock split.

As of January 1, 2009, we retrospectively adopted revisions to U.S. GAAP included in the Accounting Standards Codification (“Codification”) Topic 260, Earnings per Share with respect to participating securities and the two-class method of calculating earnings per share. All prior period Net Income per Common Share – Omnicom Group Inc. amounts have been retrospectively adjusted in accordance with these revisions.

Additionally, as of January 1, 2009, we retrospectively adopted revisions to U.S. GAAP included in Codification Topic 470, Debt with respect to our convertible debt and separately accounting for the liability and equity components. On adoption of the revisions, we have recorded additional interest expense, net of income taxes, of $6.1 million and $20.0 million in 2006 and 2005, respectively. These amounts represent the amount of the fair value of embedded conversion options. Net Income – Omnicom Group Inc. and Net Income per Common Share – Omnicom Group Inc. for 2006 and 2005, and Convertible Debt at December 31, 2005, have been adjusted to reflect the retrospective adoption of these revisions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We are a strategic holding company, providing professional services to clients through multiple agencies around the world. On a global, pan-regional and local basis, our agencies provide these services in the following disciplines: traditional media advertising, CRM, public relations and specialty communications. Our business model was built and continues to evolve around our clients. While our agencies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. The fundamental premise of our business is that our clients’ specific requirements should be the central focus in how we structure our business offerings and allocate our resources. This client-centric business model results in multiple agencies collaborating in formal and informal virtual networks that cut across internal organizational structures to deliver consistent brand messages for a specific client and execute against each of our client’s specific marketing requirements. We continually seek to grow our business with our existing clients by maintaining our client-centric approach, as well as expanding our existing business relationships into new markets and with new clients. In addition, we pursue selective acquisitions of complementary companies with strong, entrepreneurial management teams that typically either currently serve or have the ability to serve our existing client base.

As one of the world’s leading advertising, marketing and corporate communications companies, we operate in all major markets of the global economy. We have a large and diverse client base. Our largest client represented 3.1% of our revenue for the year ended December 31, 2009 and no other client accounted for more than 2.5% of our 2009 revenue. Our top 100 clients accounted for 50.4% of our 2009 revenue. Our business is spread across a significant number of industry sectors with no one industry comprising more than 16% of our 2009 revenue from our 1,000 largest clients. Although our revenue is generally balanced between the U.S. and international markets and we have a large and diverse client base, we are not immune to general economic downturns.

During the year, a difficult global economy and declining consumer spending and rising unemployment in most major markets and other factors led clients to reduce spending on the services that our agencies provide and therefore negatively impacted our revenue and our results of operations for 2009. In addition, the weakening of most major currencies against the U.S. Dollar commencing late in the third quarter of 2008 contributed to a reduction in our revenue through the third quarter of 2009. However, beginning late in the third quarter of 2009, most major currencies strengthened against the U.S. Dollar, resulting in an increase in our revenue as a result of foreign exchange impacts of approximately 3.9% in the fourth quarter of 2009 compared to the fourth quarter of 2008.

The decline in our 2009 revenue was broad-based across most industries and geographic areas. During previous periods of economic downturn, our industry experienced slower growth rates and industry-wide margin contractions. While business prospects in our industry have stabilized, continued economic uncertainty and reductions in consumer spending may result in further reductions in client spending levels that could adversely affect our results of operations and financial position. We have and will continue to closely monitor economic conditions, client spending and other factors, and in response, have taken and will take actions available to us to reduce costs and manage working capital. In the current economic environment, there can be no assurance as to the effects of future economic conditions, client spending patterns, client credit worthiness and other developments on us and whether and to what extent our efforts to respond to them will be effective.

Certain business trends have had a positive impact on our business and industry. These trends include our clients increasingly expanding the focus of their brand strategies from national markets to pan-regional and global markets and integrating traditional and non-traditional marketing channels, as well as utilizing interactive technologies and new media outlets. Additionally, in an effort to gain greater efficiency and effectiveness from their total marketing budgets, clients are increasingly requiring greater coordination of marketing activities and concentrating these activities with a smaller number of service providers. We believe these trends have benefitted our business in the past and, over the medium and long term, will continue to provide a competitive advantage to us.

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

In recent years, our revenue has been divided almost evenly between domestic and international operations. In 2009, our revenue declined 12.3%, of which 3.4% was related to changes in foreign exchange rates, 0.2% was related to the acquisition of entities, net of entities disposed and 8.7%, was a decrease in organic growth. Almost one-third of the decline in revenue in 2009 that is unrelated to foreign exchange rates and acquisitions net of dispositions, was driven by reduced spending by our auto industry clients and another third from reduced spending by our clients on events and promotions and on advertising for recruitment. The remainder of the decline in 2009 was the result of an overall reduction in advertising and marketing spending by our clients. The total decline in revenue in 2009 compared to 2008, in our four fundamental disciplines was as follows: traditional media advertising, 10.0%; CRM, 12.9%; public relations, 14.8%, and specialty communications, 17.6%.

We measure operating expenses in two distinct cost categories: salary and service costs, and office and general expenses. Salary and service costs are primarily comprised of employee compensation related costs. Office and general expenses are primarily comprised of rent and occupancy costs, technology related costs and depreciation and amortization. Each of our agencies requires service professionals with a skill set that is similar across our disciplines. At the core of this skill set is the ability to understand a client’s brand and its selling proposition, and the ability to develop a unique message to communicate the value of the brand to the client’s target audience. The facility requirements of our agencies are similar across geographic regions and disciplines, and their technology requirements are generally limited to personal computers, servers and off-the-shelf software.

Because we are a service business, we monitor salary and service costs and office and general costs as a percentage of revenue. Salary and service costs tend to fluctuate in conjunction with changes in revenue. However, salary and service costs as a percentage of revenue increased slightly to 72.1% in 2009 compared to 71.6% in 2008, principally due to the year-over-year increase of $31.4 million in severance costs that included severance costs recorded in the fourth quarter of 2009 of $15.4 million related to the loss in the quarter of a client in the automotive sector. This reflects the actions we took to reduce our workforce and contain compensation related costs in the face of reduced client spending. Office and general expenses not directly related to servicing clients are less directly linked to changes in our revenue than salary and service costs. As a result, office and general expenses increased to 16.2% of revenue in 2009 compared to 15.8% in 2008.

Net income – Omnicom Group Inc. in 2009 decreased $207.3 million or 20.7% to $793.0 million from $1,000.3 million in 2008. The period-over-period decrease in net income – Omnicom Group Inc. is principally due to the factors described above, as well as the increase in pre-tax net interest expense for 2009 of $26.4 million. Diluted net income per common share – Omnicom Group Inc. decreased 19.4% to $2.53 in 2009, as compared to $3.14 in the prior year period.

Critical Accounting Policies and New Accounting Pronouncements

Critical Accounting Policies

We have prepared the following summary of our critical accounting policies to assist the reader in better understanding our financial statements and the related discussion in this MD&A. We believe that the following policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. Readers are encouraged to consider this summary together with our consolidated financial statements and the related notes, including our discussion in Note 3 setting forth our accounting policies in greater detail, for a more complete understanding of critical accounting policies discussed below.

Estimates: Our financial statements are prepared in conformity with U.S. GAAP and require us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including valuation allowances for receivables and deferred tax assets, accruals for incentive compensation and the disclosure of contingent liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during a reporting period. A fair value approach is used in testing goodwill for impairment under Codification Topic 350, Intangibles - Goodwill and Other and when evaluating cost-method investments that consist of ownership interests in non-public companies, to determine if an other-than-temporary impairment has occurred.

Acquisitions and Goodwill: We have historically made and expect to continue to make selective acquisitions. In making acquisitions, the price we pay is based on an evaluation of various factors, including specialized know-how, reputation, competitive position, geographic coverage and service offerings, as well as our experience and judgment.

On January 1, 2009, we adopted revisions to U.S. GAAP included in Codification Topic 805, Business Combinations. These revisions require, among other things that the acquirer record 100% of the goodwill acquired and the associated noncontrolling interest when less than 100% of the target is acquired, that all transaction costs are expensed as incurred and that a liability for contingent purchase price obligations (earn-outs), if any, is recorded at fair value at the acquisition date and is remeasured at each reporting period and changes in fair value are recorded in our results of operations. During 2009, we completed four acquisitions of new subsidiaries and made additional investments in companies in which we had an existing minority ownership interest. Total additions to goodwill for these transactions was $76.6 million. In addition, we made or accrued contingent purchase price payments of $133.2 million, which were included in goodwill.

A summary of our contingent purchase price obligations is set forth in the “Liquidity and Capital Resources” section of this MD&A. The amount of contingent purchase price obligations is based on future performance. Contingent purchase price obligations, for acquisitions completed prior to January 1, 2009 are accrued, in accordance with U.S. GAAP, when the contingency is resolved and payment is certain.

Our acquisition strategy has been focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of our various strategic business platforms and agency brands through the expansion of their geographic reach and/or their service capabilities to better serve our clients. Additional key factors we consider include the competitive position and specialized know-how of the acquisition targets. Accordingly, like most service businesses, a substantial portion of the intangible asset value that we acquire is the know-how of the people, which is treated as part of goodwill and, is not valued separately. For each of our acquisitions, we undertake a detailed review to identify other intangible assets and a valuation is performed for all such identified assets. The majority of the value of the identifiable intangible assets that we acquire is derived from customer relationships, including the related customer contracts. When making the necessary assumptions in valuing these identified intangible assets, we typically use an income approach and consider comparable market participant measurements. The expected benefits of our acquisitions are typically shared across multiple agencies as they work together to integrate the acquired agency into our client service strategy.

We evaluate goodwill for impairment at least annually at the end of the second quarter of the year. We identified our regional reporting units as components of our operating segments, which are our five agency networks. The regional reporting units of each agency network are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our client-centric strategy for delivering services to clients in their regions. We then concluded that for each of our operating segments, their regional reporting units had similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in the Codification. Consistent with the fundamentals of our business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics, as the main economic components of each agency are the salary and service costs associated with providing professional services, the office and general costs associated with office space and occupancy, and the provision of technology requirements which are generally limited to personal computers, servers and off-the-shelf software. Finally, the expected benefits of our acquisitions are typically shared across multiple agencies and regions as they work together to integrate the acquired agency into our client service strategy.

Estimates and Assumptions — Goodwill Impairment Review: We use the following valuation methodologies to determine the fair value of our reporting units, including: (1) the income approach which utilizes discounted expected future cash flows, (2) comparative market participant multiples for EBITDA (earnings before interest expense, income taxes, depreciation and amortization), and (3) when available, consideration of recent and similar purchase acquisition transactions.

In the latter part of 2008, contraction in the global economy, a decline in consumer spending, rising unemployment and other factors accelerated the global recession. The global recession reduced clients’ spending on the services that our agencies provide. As a result, our revenue and profit declined in the fourth quarter of 2008 compared to the fourth quarter of the prior year. A significant adverse change in business conditions typically triggers an evaluation of goodwill for impairment prior to the required annual review. Although the decline we experienced in our business on a constant currency basis in the fourth quarter was not significant, given the generally negative economic environment, we updated our impairment analyses for each of our reporting units as of December 31, 2008 and concluded that our goodwill was not impaired.

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

Long-term growth rates represent the expected long-term growth rate for the industry in which we operate and the global economy. The average historical revenue growth rate of our reporting units for the past eight years was approximately 10.0% and the average nominal GDP growth of the countries comprising our major markets which account for substantially all of our revenue (“Average Nominal GDP”) was 6.1% over the same period. We considered this history when determining the long-term growth rates to be used in both our interim impairment test at December 31, 2008 and in our annual impairment test at June 30, 2009. We believe marketing expenditures over the long term have a high correlation to GDP. We also believe, based on our historical performance, that our long-term growth rate will exceed Average Nominal GDP growth.

The risk-adjusted discount rate used in our DCF analysis represents the estimated WACC for each of our reporting units. The WACC is comprised of (1) a risk-free rate of return, (2) a business risk index ascribed to us and to companies in our industry comparable to our reporting units based on a market derived variable that measures the volatility of the share price of equity securities relative to the volatility of the overall equity market, (3) an equity risk premium that is based on the rate of return on equity of publicly traded companies with business characteristics comparable to our reporting units, and (4) the current after-tax market rate of return on debt of companies with business characteristics similar to our reporting units, each weighted by the relative market value percentages of our equity and debt.

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

Additionally, when performing our interim impairment test as of December 31, 2008 and estimating the future cash flows of all of our reporting units, we considered the changes in the economic environment that occurred in late 2008 as well as the economic outlook in early 2009. We experienced a reduction in our revenue in the fourth quarter of 2008 of 7.0% and had less visibility than we historically have had at that time regarding near-term client spending plans. This led us to estimate, for purposes of performing our interim impairment test, a reduction in our revenue and cash flows for 2009 compared to 2008, for all of our reporting units and zero growth from those reduced levels for 2010 for all of our reporting units. For the purposes of performing our interim impairment test, we estimated that growth would return in 2011 at levels below our historical growth rates for an interim four-year period.

When performing our annual impairment test as of June 30, 2009 and estimating the future cash flows of all of our reporting units, we also considered the changes in the economic environment that occurred in late 2008 as well as the economic outlook in mid-year 2009. Although we experienced a reduction in our revenue in the first half of 2009 of 15.8%, of which 7.3% was due to foreign exchange movements, our visibility regarding near-term client-spending plans improved compared to the fourth quarter of 2008. This led us to estimate for an interim five-year period, for purposes of performing our annual impairment test, a large reduction in our revenues and cash flows for the second half of 2009 compared to 2008, for all of our reporting units and 2% growth from those reduced levels for 2010 for all of our reporting units, with growth slowly increasing in subsequent years, but at levels well below our historical growth rates.

For both our interim test as of December 31, 2008 and our annual test as of June 30, 2009, beginning in 2014 and 2015, respectively, we used an estimated long-term growth rate of 4.5% for all of our reporting units.

Sensitivity Analysis and Conclusion — Goodwill Impairment Review: Consistent with the fundamentals of our business strategy, the agencies within our reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our reporting units have similar economic characteristics, as the main economic components of each agency are the salary and service costs associated with providing professional services, the office and general costs associated with office space and occupancy, and the provision of technology requirements that are generally limited to personal computers, servers and off-the-shelf software.

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

The decline in the fair value of our reporting units that would need to occur in order to fail step one of our goodwill impairment test (the “Threshold”) is as follows (dollars in millions):

	June 30, 2009		December 31, 2008
Reporting Units	Goodwill	Threshold	Goodwill	Threshold
1&2	$1,769.9	>55%	$1,731.7	>55%
3&4	$2,099.2	>70%	$2,010.6	>85%
5	$3,577.5	>50%	$3,477.9	>20%

At December 31, 2008, Reporting Unit 5 had the highest total revenue, operating profit and enterprise value of our five reporting units, and its fair value (net of debt) approximated the average of the total fair value of all of our reporting units. However, because it had the highest book value and debt relative to the other reporting units, it had the lowest Threshold as of December 31, 2008. The long-term growth rate needed to achieve our future cash flow projections for Reporting Unit 5 to avoid failing step one of our December 31, 2008 interim goodwill impairment test and thus potentially having a goodwill impairment charge was approximately 3.0%. This growth rate would represent a 30% reduction in the long-term growth rate of 4.5% that we used in performing our interim impairment test at December 31, 2008. We concluded that the fair value of each of our reporting units exceeded their respective book values and therefore, our goodwill was not impaired at December 31, 2008, the date of our interim impairment test.

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

We plan to continue to perform our impairment test at the end of the second quarter of each year unless certain events or circumstances trigger the need for an interim evaluation for impairment. The estimates we use in testing our goodwill for impairment do not constitute forecasts or projections of future results of operations, but rather are estimates and assumptions based on historical results and assessments of macroeconomic factors affecting our reporting units. We believe that our estimates and assumptions are reasonable, but they are subject to change from period to period. Actual results of operations and other factors will likely differ from the estimates used in our discounted cash flow valuation and it is possible that differences could be material. A change in the estimates we use could result in a decline in the estimated fair value of one or more of our reporting units from the amounts derived as of our latest valuation and could cause us to fail step one of our goodwill impairment test if the estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. A large decline in estimated fair value of a reporting unit could result in a non-cash impairment charge and may have an adverse effect on our results of operations and financial position.

Subsequent to our annual evaluation of the carrying value of goodwill at the end of the second quarter of 2009, there were no events or circumstances that triggered the need for an interim evaluation for impairment. In addition, our actual results for revenue growth and cash flows for 2009 have approximated the assumptions used in our testing as of June 30, 2009. Further, those assumptions for revenue growth and cash flows for all reporting units for 2010 are less than or equal to our most current forecast for 2010 revenue growth and cash flows as of December 31, 2009. In addition, the comparable market participant multiples of EBITDA we used in our June 30, 2009 valuation have improved as of December 31, 2009. Based on these factors, we did not perform an interim impairment evaluation on the carrying value of our goodwill at December 31, 2009.

Additional information about acquisitions and goodwill appears in Notes 3 and 5 to our consolidated financial statements.

Revenue Recognition: We recognize revenue in accordance with Codification Topic 605, Revenue Recognition and applicable SEC Staff Accounting Bulletins. Substantially all of our revenue is derived from fees for services or a rate per hour, or equivalent basis, and revenue is realized when the service is performed in accordance with terms of each client arrangement, upon completion of the earnings process and when collection is reasonably assured. We record revenue net of sales tax, use tax and value added tax. Certain of our businesses earn a portion of their revenue as commissions based upon performance in accordance with client arrangements.

These principles are the foundation of our revenue recognition policy and apply to all client arrangements in each of our service disciplines – traditional media advertising, CRM, public relations and specialty communications.

More specifically, our policy requires the following key elements to be satisfied prior to recognizing revenue: persuasive evidence of an arrangement must exist; the sales price must be fixed or determinable; delivery, performance and acceptance must be in accordance with the client arrangement; and collection is reasonably assured.

Because the services that we provide across each of our disciplines are similar and delivered to clients in similar ways, all of the key elements set forth above apply to client arrangements in each of our four disciplines.

In the majority of our businesses, we act as an agent and record revenue equal to the net amount retained, when the fee or commission is earned. Although we may bear credit risk in respect of these activities, the arrangements with our clients are such that we act as an agent on their behalf. In these cases, costs incurred with external suppliers are excluded from our revenue. In accordance with certain arrangements, we act as principal and we contract directly with suppliers for media payments and third-party production costs and are responsible for payment. In connection with these arrangements, revenue is recorded at the gross amount billed since revenue has been earned for the sale of goods or services.

A small portion of our contractual arrangements with clients include performance incentive provisions designed to link a portion of our revenue to our performance relative to both quantitative and qualitative goals. We recognize this portion of revenue when the specific quantitative goals are achieved, or when our performance against qualitative goals is determined by our clients. Additional information about our revenue recognition appears in Note 3 to our consolidated financial statements.

Employee Share-Based Compensation: A fair value approach is used in determining the award value of share-based employee compensation in accordance with Codification Topic 718, Compensation - Stock Compensation. We utilize the Black-Scholes option valuation model to determine the fair value of option awards. This valuation model uses several assumptions and estimates such as expected life, rate of risk free interest, volatility and dividend yield. If different assumptions and estimates were used to determine the fair value, our actual results of operations and cash flows would likely differ from the estimates used and it is possible that differences and changes could be material. Additional information about these assumptions and estimates appears in Note 3 to our consolidated financial statements.

Pre-tax share-based employee compensation expense for the years ended December 31, 2009, 2008 and 2007, was $78.6 million, $59.3 million and $68.7 million, respectively. Information about our specific awards and stock plans can be found in Note 10 to our consolidated financial statements.

New Accounting Pronouncements

In addition to those discussed previously, additional information regarding new accounting guidance can also be found in Note 2 to our consolidated financial statements. Note 3 to our consolidated financial statements also includes a summary of our significant accounting policies.

Financial Results from Operations — 2009 Compared with 2008

	Year Ended December 31, (Dollars in millions, except per share amounts)
	2009	2008
Revenue	$11,720.7	$13,359.9
Operating Expenses:
Salary and service costs	8,450.6	9,560.2
Office and general expenses	1,895.2	2,110.3

	10,345.8	11,670.5

Operating Income	1,374.9	1,689.4
Interest expense	122.2	124.6
Interest income	21.5	50.3

Income Before Income Taxes and Income from
Equity Method Investments	1,274.2	1,615.1
Income Tax Expense	433.6	542.7
Income from Equity Method Investments	30.8	42.0

Net Income	871.4	1,114.4
Less: Net Income Attributed to Noncontrolling Interests	78.4	114.1

Net Income – Omnicom Group Inc	$793.0	$1,000.3

Net Income Per Common Share – Omnicom Group Inc.:
Basic	$2.54	$3.17
Diluted	2.53	3.14
Dividends Declared Per Common Share	$0.60	$0.60

The following analysis gives further details and insight into our 2009 financial performance.

Fourth Quarter 2009: In the fourth quarter of 2009, we recorded a net gain of $32.4 million related to transactions with affiliated companies. The net gain was comprised of a $41.3 million gain resulting from the remeasurement to fair value, in accordance with Codification Topic 805, of our existing ownership interest in an affiliated company in which we acquired a majority stake in December 2009 and was partially offset by impairment charges of $8.9 million principally related to the loss on the sale of an investment in an affiliated company in January 2010. Also in the fourth quarter of 2009, we took a charge of $33.2 million in connection with the loss in the quarter of a significant client in the automotive sector, primarily for severance and lease termination costs. Salary and service costs for 2009 reflect an increase in severance costs of $15.4 million related to the client loss. Office and general expenses for 2009 reflect a decrease of $14.6 million related to the remeasurement gain of $41.3 million, offset by lease termination costs of $17.8 million related to the client loss and the impairment charges of $8.9 million on investments in affiliated companies.

Revenue: Our 2009 revenue decreased 12.3% to $11,720.7 million from $13,359.9 million in 2008. The effect of foreign exchange impacts decreased revenue by $454.3 million, acquisitions net of dispositions, decreased revenue by $30.8 million and organic growth decreased revenue by $1,154.1 million. The components of total 2009 revenue changes in the U.S. (“domestic”) and the remainder of the world (“international”) are summarized below (dollars in millions):

	Total		Domestic		International
	$	%	$	%	$	%
December 31, 2008	$13,359.9	—	$6,890.0	—	$6,469.9	—
Components of revenue change:
Foreign exchange impact	(454.3)	(3.4)%	—	—	(454.3)	(7.0)%
Acquisitions, net of dispositions	(30.8)	(0.2)%	(41.0)	(0.6)%	10.2	0.2%
Organic	(1,154.1)	(8.7)%	(670.6)	(9.7)%	(483.5)	(7.5)%

December 31, 2009	$11,720.7	(12.3)%	$6,178.4	(10.3)%	$5,542.3	(14.3)%

The components and percentages are calculated as follows:

  The foreign exchange impact component shown in the table is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $12,175.0 million for the Total column in the table for the year). The foreign exchange impact equals the difference between the current period revenue in U.S. Dollars and the current period revenue in constant currency (in this case $11,720.7 million less $12,175.0 million for the Total column in the table for the year).

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

  The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $13,359.9 million for the Total column in the table for the year).

The components of 2009 revenue and revenue change for the full year in our primary geographic markets are summarized and discussed below (dollars in millions):

	2009 Compared to 2008
	Revenue	% Change
United States	$6,178.4	(10.3)%
Euro Markets	2,551.3	(14.6)%
United Kingdom	1,045.3	(21.1)%
Other	1,945.7	(9.7)%

Total	$11,720.7	(12.3)%

For the full year 2009, foreign exchange impacts decreased our revenue by $454.3 million. Beginning late in the third quarter of 2008 and continuing through the third quarter of 2009, the U.S. Dollar strengthened against most other major currencies, such as the British Pound, Euro, Canadian Dollar, Brazilian Real and Australian Dollar.

For the fourth quarter of 2009, foreign exchange impacts increased our international revenue by $130.5 million. The most significant impacts resulted from the weakening of the U.S. Dollar against the British Pound, Euro, Brazilian Real, Australian Dollar, and Korean Won.

Assuming exchange rates at February 15, 2010 remain unchanged, we expect foreign exchange impacts to increase our full year 2010 revenue by less than 1.0%.

Additional geographic information relating to our business is contained in Note 7 to our consolidated financial statements.

Due to a variety of factors, in the normal course, our agencies both gain and lose business from clients each year. The net result in 2009 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with our largest clients. Revenue from our single largest client represented 3.1% and 2.8% of our revenue in 2009 and 2008, respectively. No other client represented more than 2.5% of revenue in 2009 or more than 2.1% of revenue in 2008. Our ten largest and 100 largest clients represented 17.8% and 50.4% of our 2009 revenue, respectively, and 16.7% and 47.4% of our 2008 revenue, respectively.

Driven by our clients’ continuous demand for more effective and efficient branding activities, we strive to provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. These services include advertising, brand consultancy, crisis communications, custom publishing, database management, digital and interactive marketing, direct marketing, entertainment marketing, environmental design, experiential marketing, field marketing, financial / corporate business-to-business advertising, graphic arts, healthcare communications, instore design, investor relations, marketing research, media planning and buying, mobile marketing services, multi-cultural marketing, nonprofit marketing, organizational communications, package design, product placement, promotional marketing, public affairs, public relations, recruitment communications, reputation consulting, retail marketing, search engine marketing and sports and event marketing. In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four disciplines as summarized below: traditional media advertising, CRM, public relations and specialty communications.

	Year Ended December 31, (Dollars in millions)
	2009		2008		2009 vs 2008
	Revenue	% of Revenue	Revenue	% of Revenue	$ Change	% Change
Traditional media advertising	$5,195.0	44.3%	$5,772.7	43.2%	$(577.7)	(10.0)%
CRM	4,383.1	37.4%	5,031.0	37.7%	(647.9)	(12.9)%
Public relations	1,075.3	9.2%	1,261.7	9.4%	(186.4)	(14.8)%
Specialty communications	1,067.3	9.1%	1,294.5	9.7%	(227.6)	(17.6)%

	$11,720.7		$13,359.9		$(1,639.2)	(12.3)%

Operating Expenses: Our 2009 operating expenses decreased $1,324.7 million, or 11.4%, to $10,345.8 million from $11,670.5 million in 2008, as shown below.

	Year Ended December 31, (Dollars in millions)
	2009			2008			2009 vs 2008
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change
Revenue	$11,720.7			$13,359.9			$(1,639.2)	(12.3)%
Operating Expenses:
Salary and service costs	8,450.6	72.1%	81.7%	9,560.2	71.6%	81.9%	(1,109.6)	(11.6)%
Office and general expenses	1,895.2	16.2%	18.3%	2,110.3	15.8%	18.1%	(215.1)	(10.2)%

Total Operating Expenses	10,345.8	88.3%		11,670.5	87.4%		(1,324.7)	(11.4)%

Operating Income	$1,374.9	11.7%		$1,689.4	12.6%		$(314.5)	(18.6)%

Salary and services costs are comprised of salary and related costs and direct service costs. Salary and service costs decreased $1,109.6 million in 2009 compared to 2008. This reflects actions we took to reduce our workforce and contain compensation related costs in the face of reduced client spending. Salary and service costs as a percentage of revenue increased slightly to 72.1% in 2009 compared to 71.6% in 2008, principally due to the year-over-year increase in severance costs of $31.4 million that included severance costs recorded in the fourth quarter of $15.4 million related to the loss in the quarter of a client in the automotive sector.

Office and general expenses represented 18.3% and 18.1% of our operating expenses in 2009 and 2008, respectively. Office and general expenses as a percentage of revenue increased 0.4% in 2009 compared to 2008. These costs were comprised of office and equipment rents, technology costs and depreciation, amortization of identifiable intangible assets, professional fees and other overhead expenses, and were less directly linked to changes in our revenue. Excluding the net impact of the remeasurement gain, lease termination costs and impairment charges in the fourth quarter of 2009 totaling $14.6 million, office and general expenses decreased $200.5 million in 2009 compared to 2008. This decrease was primarily a result of our cost containment activities.

Net Interest Expense: Our net interest expense increased to $100.7 million in 2009, as compared to $74.3 million in 2008. Our gross interest expense decreased by $2.4 million to $122.2 million. The decrease in gross interest expense was primarily due to lower interest rates and lower borrowings under our credit facility and commercial paper issuances that substantially offset the increased interest resulting from our 6.25% Senior Notes issued on July 1, 2009. Our gross interest income decreased $28.8 million to $21.5 million in 2009. This decrease was attributable to lower investment rates and foreign exchange impacts on the interest earned on our foreign cash balances.

See “Liquidity and Capital Resources” and “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of our indebtedness and related matters.

Income Taxes: Our 2009 consolidated effective income tax rate was 34.0%, which is slightly higher than our 2008 rate of 33.6%. The increase in our effective tax rate was caused by higher foreign taxes, including a tax expense incurred in 2009 of $12.9 million due to the resolution of an uncertain tax position for a foreign subsidiary. This was substantially offset by a reduction in income tax expense in 2009 of $11.0 million from the recognition of foreign income tax credits.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. The ARRA provides an election where qualifying cancellation of indebtedness income can be deferred and included in taxable income ratably over the five taxable years beginning in 2014 and ending in 2018. During the first quarter of 2009, we retired $295.2 million of our 2031 Notes. The retirement of the 2031 Notes resulted in a tax liability of approximately $73 million. During the third quarter of 2009, we retired $474.3 million of our 2032 Notes. The retirement of the 2032 Notes resulted in a tax liability of approximately $105 million.

In the first quarter of 2009, $841.2 million of our 2031 Notes were put back to us for purchase at par and $295.2 million of the 2031 Notes were repurchased and retired. A partnership that we controlled purchased the remaining $546.0 million of the 2031 Notes that were put. During the fourth quarter of 2009, the partnership was liquidated and the $546.0 million of our 2031 Notes held by the partnership were permanently retired. The retirement of these 2031 Notes resulted in a tax liability of approximately $150 million.

These liabilities, which were previously recorded, are included in our balance sheet in our deferred tax liabilities. In accordance with ARRA, we expect to pay them during the deferral period beginning in 2014 and through 2018.

Net Income Per Common Share – Omnicom Group Inc.: For the foregoing reasons, our net income – Omnicom Group Inc. in 2009 decreased $207.3 million, or 20.7%, to $793.0 million from $1,000.3 million in 2008. Diluted net income per common share – Omnicom Group Inc. decreased 19.4% to $2.53 in 2009, as compared to $3.14 in the prior year. This period-over-period decrease was smaller than the decrease in net income – Omnicom Group Inc. due to the reduction in our weighted average common shares outstanding.

Financial Results from Operations — 2008 Compared with 2007

	Year Ended December 31, (Dollars in millions, except per share amounts)

	2008	2007
Revenue	$13,359.9	$12,694.0
Operating Expenses:
Salary and service costs	9,560.2	9,008.2
Office and general expenses	2,110.3	2,026.7

	11,670.5	11,034.9

Operating Income	1,689.4	1,659.1
Interest expense	124.6	106.9
Interest income	50.3	32.9

Income Before Income Taxes and Income from
Equity Method Investments	1,615.1	1,585.1
Income Tax Expense	542.7	536.9
Income from Equity Method Investments	42.0	38.4

Net Income	1,114.4	1,086.6
Less: Net Income Attributed to Noncontrolling Interests	114.1	110.9

Net Income – Omnicom Group Inc	$1,000.3	$975.7

Net Income Per Common Share – Omnicom Group Inc.:
Basic	$3.17	$2.95
Diluted	3.14	2.93
Dividends Declared Per Common Share	$0.60	$0.575

The following analysis gives further details and insight into our 2008 financial performance.

Revenue: Our 2008 revenue increased 5.2% to $13,359.9 million from $12,694.0 million in 2007. The effect of foreign exchange impacts increased revenue by $163.9 million. Acquisitions, net of dispositions, increased 2008 revenue by $128.1 million and organic growth increased revenue by $373.9 million. The components of total 2008 revenue growth in the U.S. (“domestic”) and the remainder of the world (“international”) are summarized below (dollars in millions):

	Total		Domestic		International
	$	%	$	%	$	%
December 31, 2007	$12,694.0	—	$6,704.2	—	$5,989.8	—
Components of revenue changes:
Foreign exchange impact	163.9	1.3%	—	—	163.9	2.7%
Acquisitions, net of dispositions	128.1	1.0%	70.3	1.1%	57.8	1.0%
Organic	373.9	2.9%	115.5	1.7%	258.4	4.3%

December 31, 2008	$13,359.9	5.2%	$6,890.0	2.8%	$6,469.9	8.0%

Our fourth quarter 2008 revenue decreased 7.0% to $3,371.3 million from $3,626.0 million in the fourth quarter of 2007. The effect of foreign exchange impacts decreased revenue by $210.7 million. Acquisitions, net of dispositions, increased fourth quarter 2008 revenue by $39.2 million and organic growth decreased revenue by $83.2 million. The components of total fourth quarter 2008 revenue in the U.S. (“domestic”) and the remainder of the world (“international”) are summarized below (dollars in millions):

	Total		Domestic		International
	$	%	$	%	$	%
December 31, 2007	$3,626.0	—	$1,845.9	—	$1,780.1	—
Components of revenue change:
Foreign exchange impact	(210.7)	(5.8)%	—	—	(210.7)	(11.8)%
Acquisitions, net of dispositions	39.2	1.1%	20.0	1.1%	19.2	1.0%
Organic	(83.2)	(2.3)%	(106.4)	(5.8)%	23.2	1.3%

December 31, 2008	$3,371.3	(7.0)%	$1,759.5	(4.7)%	$1,611.8	(9.5)%

During the second half of 2008, we experienced a decline in the rate of growth of our revenue compared to the second half of 2007. Client spending began to contract in the last half of 2008 and the contraction accelerated in the fourth quarter of 2008. The decline was broad-based across all industry segments and geographic areas.

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

The components of 2008 revenue and revenue growth for the full year in our primary geographic markets are summarized and discussed below (dollars in millions):

	2008 Compared to 2007
	Revenue	% Change
United States	$6,890.0	2.8%
Euro Markets	2,988.8	10.2%
United Kingdom	1,325.4	(4.9)%
Other	2,155.7	14.4%

Total	$13,359.9	5.2%

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

Additional geographic information relating to our business is contained in Note 7 to our consolidated financial statements.

Due to a variety of factors, in the normal course, our agencies both gain and lose business from clients each year. The net result in 2008 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with our largest clients. Revenue from our single largest client represented 2.8% of our revenue in both 2008 and 2007. No other client represented more than 2.1% of revenue in 2008 or more than 2.4% of revenue in 2007. Our ten largest and 100 largest clients represented 16.7% and 47.4% of our 2008 revenue, respectively, and 16.7% and 46.2% of our 2007 revenue, respectively.

Driven by our clients’ continuous demand for more effective and efficient branding activities, we strive to provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. These services include advertising, brand consultancy, crisis communications, custom publishing, database management, digital and interactive marketing, direct marketing, directory advertising, entertainment marketing, environmental design, experiential marketing, field marketing, financial / corporate business-to-business advertising, graphic arts, healthcare communications, instore design, investor relations, marketing research, media planning and buying, mobile marketing services, multi-cultural marketing, non-profit marketing, organizational communications, package design, product placement, promotional marketing, public affairs, public relations, recruitment communications, reputation consulting, retail marketing, search engine marketing and sports and event marketing. In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four disciplines as summarized below: traditional media advertising, CRM, public relations and specialty communications.

	Year Ended December 31, (Dollars in millions)
	2008		2007		2008 vs 2007
	Revenue	% of Revenue	Revenue	% of Revenue	$ Growth	% Growth
Traditional media advertising	$5,772.7	43.2%	$5,498.6	43.3%	$274.1	5.0%
CRM	5,031.0	37.7%	4,604.3	36.3%	426.7	9.3%
Public relations	1,261.7	9.4%	1,269.2	10.0%	(7.5)	(0.6)%
Specialty communications	1,294.5	9.7%	1,321.9	10.4%	(27.4)	(2.1)%

	$13,359.9		$12,694.0		$665.9	5.2%

Operating Expenses: Our 2008 operating expenses increased $635.6 million, or 5.8%, to $11,670.5 million from $11,034.9 million in 2007, as shown below.

	Year Ended December 31, (Dollars in millions)
	2008			2007			2008 vs 2007
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Growth	% Growth
Revenue	$13,359.9			$12,694.0			$665.9	5.2%
Operating Expenses:
Salary and service costs	9,560.2	71.6%	81.9%	9,008.2	71.0%	81.6%	552.0	6.1%
Office and general expenses	2,110.3	15.8%	18.1%	2,026.7	16.0%	18.4%	83.6	4.1%

Total Operating Expenses	11,670.5	87.4%		11,034.9	86.9%		635.6	5.8%

Operating Income	$1,689.4	12.6%		$1,659.1	13.1%		$30.3	1.8%

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

Net Interest Expense: Our net interest expense increased slightly by $0.3 million in 2008 to $74.3 million, as compared to $74.0 million in 2007. Our gross interest expense increased by $17.7 million to $124.6 million. The increase was primarily due to higher interest expense on our Euro and Yen denominated swaps, which were terminated in the second half of 2008, and additional interest expense due to an increase in our average debt outstanding, partially offset by interest expense savings in 2008 associated with a decrease in the amortization of supplemental interest payments that were made on our Zero Coupon Zero Yield Convertible Notes due 2032 and 2038 (“2032 Notes” and “2038 Notes”) in prior periods. The total increase in gross interest expense was almost entirely offset by increased interest income earned on our foreign cash balances.

In February 2009, we borrowed $814.4 million under our credit facility to fund the purchase of our 2031 Notes by us and a partnership we controlled. Borrowings under the credit facility bear interest at either a floating base rate or the Eurocurrency rate, plus an applicable margin.

Income Taxes: Our 2008 consolidated effective income tax rate was 33.6%, which was down slightly from our 2007 rate of 33.9%, primarily due to lower rates in various foreign jurisdictions.

Income Per Common Share – Omnicom Group Inc.: For the foregoing reasons, our net income – Omnicom Group Inc. in 2008 increased $24.6 million, or 2.5%, to $1,000.3 million from $975.7 million in 2007. Diluted earnings per share – Omnicom Group Inc. increased 7.2% to $3.14 in 2008, as compared to $2.93 in the prior year for the reasons described above, as well as the impact of the reduction in our weighted average shares outstanding for the year. The reduction in our weighted average common shares outstanding was the result of our purchases throughout 2007 and the first eight months of 2008 of treasury shares, net of shares issued upon option exercises and shares issued under our employee stock purchase plan.

Liquidity and Capital Resources

Cash Sources and Requirements, Including Contractual Obligations

Historically, substantially all of our non-discretionary cash requirements have been funded from operating cash flow and cash on hand. Our principal non-discretionary funding requirement is our working capital. In addition, as discussed below, we have contractual obligations related to our senior notes and convertible notes, our recurring business operations (primarily related to lease obligations), as well as certain contingent acquisition obligations related to acquisitions made in prior years.

Our principal discretionary cash requirements include dividend payments to our shareholders, payments for new strategic acquisitions, capital expenditures and repurchases of our common stock. Our discretionary spending is funded from operating cash flow, cash on hand and short-term investments. In addition, in any given year, depending on the level of discretionary activity, we may use other sources of available funding, such as the issuance of commercial paper and borrowings under our credit facility to finance these activities.

We have a seasonal working capital cycle. Working capital requirements are lowest at year-end. The fluctuation in working capital requirements between the lowest and highest points during the course of the year can be more than $1.5 billion. This cycle occurs because our businesses incur costs on behalf of our clients, including when we place media and incur production costs. We generally require collection from our clients prior to our payment for the media and production cost obligations. During the year, we manage liquidity through our credit facilities, as discussed below under “Cash Management.” At December 31, 2009, our cash and cash equivalents increased by $489.7 million from December 31, 2008. The components of the increase in 2009 are summarized below (dollars in millions):

Sources

Cash Flow from Operations		$1,731.6
Exclude change in net working capital		(564.4)

Principal Cash Sources		1,167.2

Uses

Capital expenditures	$(130.6)
Dividends paid	(187.1)
Acquisition payments, including contingent acquisition obligations
of $113.3, net of cash acquired	(137.4)
Purchase of treasury shares of $15.0, net of proceeds from stock option exercises and stock sold in our employee stock
purchase plan of $18.6	3.6

Principal Discretionary Cash Uses		(451.5)

Principal Cash Sources in Excess of Discretionary Cash Uses		715.7

Exchange rate changes		112.1
Other, principally financing activities		(902.5)
Add back change in net working capital		564.4

Increase in cash and cash equivalents		$489.7

The Principal Cash Sources and Principal Discretionary Cash Uses amounts presented above are non-GAAP financial measures. These amounts exclude changes in working capital and certain other investing and financing activities, including commercial paper issuances and redemptions, and borrowings under our credit facility used to fund these working capital changes. This presentation reflects the metrics used by us to assess our sources and uses of cash and was derived from our consolidated statements of cash flows. We believe that this presentation is meaningful for understanding our primary sources and primary uses of that cash flow. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with U.S. GAAP. Non-GAAP financial measures as reported by us may not be comparable to similarly titled amounts reported by other companies. Additional information regarding our cash flows can be found in our consolidated financial statements.

Cash Management

We manage our cash and liquidity centrally through our wholly-owned finance subsidiaries that manage our treasury centers in North America, Europe and Asia. Each day, operations with excess funds invest these funds with their regional treasury center. Likewise, operations that require funding borrow funds from their regional treasury center. The treasury centers then aggregate the net position. The net position is either invested with or borrowed from third party providers. To the extent that our treasury centers require liquidity, they have the ability to access local currency lines of credit, our $2.5 billion credit facility, or depending on market conditions at the time, issue up to $1.5 billion of U.S. Dollar-denominated commercial paper. This enables us to more efficiently manage our debt balances and efficiently utilize our cash, as well as better manage our exposure to foreign exchange.

Our cash and cash equivalents increased by $489.7 million and our short-term investments decreased by $7.3 million from the prior year. Short-term investments include investments of our excess cash which we expect to convert into cash in our current operating cycle, generally within one year. The majority of our short-term investments represent time deposits that mature in 2010.

We consider the unrepatriated cumulative earnings of certain of our foreign subsidiaries to be invested indefinitely outside the United States. In managing our day-to-day liquidity and our long-term capital structure, we do not rely on the unrepatriated earnings as a source of funds. We have not provided for U.S. federal and state income taxes on these undistributed foreign earnings. Determination of the amount of this tax liability is based on the rate differential of the U.S. income taxes in excess of the foreign taxes on any remittances of the undistributed earnings and is not practicable because of the complexities associated with its hypothetical calculation. Changes in tax rules may affect our future reported financial results or the way we conduct our business. In May 2009, several proposals to revise U.S. federal tax laws were announced, including a proposal to reduce or eliminate the deferral of U.S. income tax on our unrepatriated earnings, to defer tax deductions allocable to non-U.S. earnings until such earnings are repatriated, and to change the calculation of the U.S. foreign tax credit. It is unclear whether these proposed tax changes will be enacted, or if enacted, what the scope of the changes will be. Depending on their content, such changes could negatively affect our results of operations and financial position.

We manage our net debt position, which we define as total debt outstanding less cash and short-term investments, centrally through our treasury centers as discussed above. Our net debt outstanding at December 31, 2009 decreased by $1,297.9 million as compared to the prior year-end, as summarized below (dollars in millions):

	2009	2008
Debt:
Short-term borrowings (due less than one year)	$19.3	$16.2
Commercial paper issued under
$2.5 billion Credit Facility due June 23, 2011	—	—
5.90% Senior Notes due April 15, 2016	996.9	996.4
6.25% Senior Notes due July 15, 2019	496.9	—
Convertible notes due February 7, 2031	5.8	847.0
Convertible notes due July 31, 2032	252.7	727.0
Convertible notes due June 15, 2033	0.1	0.1
Convertible notes due July 1, 2038	467.4	467.4
Other debt	18.6	19.1

Total Debt	2,257.7	3,073.2
Cash and cash equivalents and short-term investments	1,594.8	1,112.4

Net Debt	$662.9	$1,960.8

Net Debt is a non-GAAP financial measure. We believe this presentation, together with the comparable U.S. GAAP measure, is meaningful for understanding our liquidity and it reflects one of the key metrics used by us to assess our cash management. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with U.S. GAAP. Non-GAAP financial measures as reported by us may not be comparable to similarly titled amounts reported by other companies.

Debt Instruments, Guarantees and Related Covenants

We maintain a credit facility with a consortium of banks providing borrowing capacity of up to $2.5 billion as described in Note 6 to our consolidated financial statements. Our credit facility provides back-up liquidity in the event any of our convertible notes are put back to us, as well as support for our commercial paper issuances. Depending on market conditions at the time, we typically fund our daily borrowing needs by issuing commercial paper, borrowing under our short-term uncommitted lines of credit, or borrowing on our credit facility. During 2009, we issued and redeemed $12.7 billion of commercial paper and we borrowed and repaid $21.6 billion under the credit facility. The average term of the commercial paper was 5.2 days and the average borrowing under the credit facility was 12.4 days. At December 31, 2009, we had no commercial paper or borrowings outstanding under our credit facility. At December 31, 2009, we had short-term borrowings of $19.3 million outstanding, which are comprised of bank overdrafts by our international subsidiaries. These bank overdrafts are treated as unsecured loans pursuant to the subsidiaries’ bank agreements.

Our credit facility contains financial covenants that restrict our ability to incur indebtedness as defined in the agreements. These financial covenants limit the ratio of total consolidated indebtedness to total consolidated EBITDA (under our credit agreement, EBITDA is defined as earnings before interest, taxes, depreciation and amortization) to no more than 3.0 times. In addition, we are required to maintain a minimum ratio of EBITDA to interest expense of at least 5.0 times. At December 31, 2009, we were in compliance with these covenants, as our ratio of debt to EBITDA was 1.4 times and our ratio of EBITDA to interest expense was 13.2 times. In addition, our credit facility does not limit our ability to declare or pay dividends.

Standard and Poor’s Rating Service currently rates our long-term debt A-, Moody’s Investors Service rates our long-term debt Baa1 and Fitch Ratings rates our long-term debt A-. Our short-term debt credit ratings are A2, P2 and F2 by the respective agencies. Our outstanding 5.90% Senior Notes, 6.25% Senior Notes, convertible notes and bank credit facilities do not contain provisions that require acceleration of cash payments should our debt credit ratings be downgraded. The interest rates and fees on our bank credit facilities, however, will increase if our long-term debt credit rating is lowered.

Our wholly-owned finance subsidiaries Omnicom Capital Inc. (“OCI”) and Omnicom Finance Inc. (“OFI”) provide funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI and OFI’s assets consist of intercompany loans made to our operating subsidiaries and the related interest receivable. OCI and OFI are co-issuers and co-obligors of our 5.90% Senior Notes, 6.25% Senior Notes and convertible notes. There are no restrictions in the applicable indentures on the ability of OCI, OFI or us to obtain funds from our subsidiaries through dividends, loans or advances. The 5.90% Senior Notes, 6.25% Senior Notes and convertible notes are a joint and several liability of us, OCI and OFI, and we unconditionally guarantee the obligations of OCI and OFI with respect to the 5.90% Senior Notes, 6.25% Senior Notes and convertible notes.

On July 1, 2009, we issued $500 million principal amount of 6.25% Senior Notes due July 15, 2019. The proceeds from the issuance before deducting underwriting commissions and offering expenses were $496.7 million. The 6.25% Senior Notes are senior unsecured notes that rank in equal right of payment with all existing and future unsecured indebtedness and as a joint and several liability of the issuer and the co-issuers.

At December 31, 2009, we had a total of $726.0 million aggregate principal amount of convertible notes outstanding, consisting of $5.8 million 2031 Notes, $252.7 million 2032 Notes and $467.5 million of the 2033 Notes and the 2038 Notes combined.

The holders of our 2032 Notes have the right to cause us to repurchase up to the entire aggregate principal amount of the notes then outstanding for par value in August of each year. The holders of our 2033 Notes and our 2038 Notes have the right to cause us to repurchase up to the entire aggregate principal amount of the notes then outstanding for par value on June 15, 2010, 2013, 2018, 2023 and on each June 15 annually thereafter through June 15, 2037. The 2032, 2033 and 2038 Notes are convertible, at specified ratios, only upon the occurrence of certain events, including: if our common shares trade above certain levels, if we effect extraordinary transactions or, in the case of the 2032 Notes, if our long-term debt credit ratings are downgraded to BBB or lower by Standard & Poor’s Ratings Service, or Baa3 or lower by Moody’s Investors Service or in the case of the 2033 and 2038 Notes to BBB- or lower by S&P, and Ba1 or lower by Moody’s. These events would not, however, result in an adjustment of the number of shares issuable upon conversion and would not accelerate the holder’s right to cause us to repurchase the notes. For additional information about the terms of these notes, see Note 6 to our consolidated financial statements.

In February 2007, we did not pay a supplemental interest payment to noteholders of our 2031 Notes. Additionally, none of the 2031 Notes were put back to us for repayment.

In July 2007, we did not pay a supplemental interest payment to noteholders of our 2032 Notes. Additionally, none of the 2032 Notes were put back to us for repayment.

In February 2008, we offered to pay a supplemental interest payment of $9.00 per $1,000 principal amount of notes to holders of our 2031 Notes as of February 4, 2008 who did not put their notes back to us. None of the 2031 Notes were put back to us and on February 8, 2008 noteholders were paid a total supplemental interest payment of $7.6 million that was amortized ratably over a 12-month period to February 2009.

In June 2008, we did not pay a supplemental interest payment to noteholders of our 2033 Notes and 2038 Notes, and none of our 2033 Notes or 2038 Notes were put back to us for repurchase.

In July 2008, we offered to pay a supplemental interest payment of $25.00 per $1,000 principal amount of notes to holders of our 2032 Notes as of July 31, 2008 and we amended the 2032 Notes to eliminate Omnicom’s right to redeem the 2032 Notes prior to August 2, 2010, provided that the noteholders delivered a valid consent to the amendment, waived their rights to contingent cash interest payable from October 31, 2008 through and including August 1, 2010, and agreed not to put their notes back to us. Substantially all of the noteholders consented to the amendments and all of the 2032 Notes remained outstanding. Noteholders were paid a total supplemental interest payment totaling $18.1 million that was amortized ratably over a twelve month the period to July 2009.

On February 12, 2009, we paid a supplemental interest payment of $50.00 per $1,000 principal amount of notes to holders of our 2031 Notes. Approximately $295 million of our 2031 Notes were retired and a partnership that financed the purchase of $546.0 million of our 2031 Notes on our behalf was paid a supplemental interest payment of $27.3 million and the other noteholders who did not put their notes were paid a supplemental interest payment of $0.3 million. The loan made to the partnership bore interest at 3.35% per annum. On consolidation, interest income from the loan to the partnership partly offsets interest expense from the amortization of the supplemental interest payment made to the partnership resulting in net interest expense of $7.0 million for the year ended December 31, 2009.

In December 2009, the partnership was liquidated and the remaining $546.0 million of our 2031 Notes held by the partnership were permanently retired.

On August 6, 2009, we paid a supplemental interest payment of $7.6 million to holders of our 2032 Notes who did not put their notes back to us. A total of $474.3 million of our 2032 Notes were put back to us for repurchase and a total of $252.7 million of our 2032 Notes remain outstanding. The supplemental interest payment is being amortized ratably over a twelve-month period to August 2010.

As a result of the above, we reduced our total debt by $815.5 million during 2009. This was funded out of our cash flow from operations. Looking forward to 2010, we expect to continue to use our cash flow from operations to pay dividends and make capital expenditures, as well as to purchase treasury shares and fund acquisitions.

Our outstanding debt and amounts available under these facilities at December 31, 2009 were as follows (dollars in millions):

	Debt Outstanding	Available Credit
Short-term borrowings (due in less than one year)	$19.3	$—
Commercial paper issued under
$2.5 billion Credit Facility due June 23, 2011	—	2,500.0
5.90% Senior Notes due April 15, 2016	996.9	—
6.25% Senior Notes due July 15, 2019	496.9
Convertible notes due February 7, 2031	5.8	—
Convertible notes due July 31, 2032	252.7	—
Convertible notes due June 15, 2033	0.1	—
Convertible notes due July 1, 2038	467.4	—
Other debt	18.6	—

Total	$2,257.7	$2,500.0

Additional information about our indebtedness is included in Note 6 to our consolidated financial statements.

Credit Markets and Availability of Credit

In light of the uncertainty of future economic conditions, we continue to seek to take actions available to us to respond to changing economic conditions and we will continue to actively manage our discretionary expenditures. From August 2008 through December 31, 2009, we did not repurchase any significant amount of our common stock. Beginning in 2010, we plan to resume repurchases of our common stock. We will continue to monitor and manage the level of credit made available to our clients. We believe that these actions, in addition to the availability of our $2.5 billion credit facility, are sufficient to fund our near-term working capital needs and our discretionary spending. For additional information about our credit facility, see Note 6 to our consolidated financial statements.

The next date on which holders of the 2033 Notes and 2038 Notes may put the notes back to us for cash is June 2010. The next date on which holders of the 2032 Notes may put the notes back to us for cash is July 2010. If our convertible notes are put back to us, based on our current financial condition and expectations, we expect to have sufficient available cash and unused credit commitments to fund any put. Although such borrowings would reduce the amount available under our credit facility to fund our cash requirements, we believe that we have sufficient capacity under these commitments to meet our cash requirements for the normal course of our business operations after the put event.

In funding our day-to-day liquidity, we have historically been a participant in the commercial paper market. Disruptions in the credit markets beginning in the third quarter of 2008 and continuing into the first part of 2009 led to periods of illiquidity in the commercial paper market and higher credit spreads. During this period, to mitigate these conditions and to fund our day-to-day liquidity, we used our uncommitted lines of credit and borrowed under our credit facility. In the second half of 2009, we resumed commercial paper issuances.

We will continue to closely monitor our liquidity and the credit markets. We cannot predict with any certainty the impact on us of any further disruptions in the credit markets.

Contractual Obligations and Other Commercial Commitments

We enter into numerous contractual and commercial undertakings in the normal course of our business. The following table summarizes information about certain of our obligations at December 31, 2009 and should be read together with Note 6 (Debt), Note 11 (Income Taxes), Note 15 (Leases), Note 18 (Fair Value) and Note 19 (Derivative Instruments and Hedging Activities) to our consolidated financial statements (dollars in millions):

Contractual Obligations at December 31, 2009	Due in Less than 1 Year	Due in 1 to 3 Years	Due in 3 to 5 Years	Due in more than 5 Years	Total

Long-term debt	$17.8	$0.8	$—	$1,493.8	$1,512.4
Convertible notes	—	726.0	—	—	726.0
Lease obligations	431.4	600.4	367.7	516.0	1,915.5
Uncertain tax positions	—	162.2	40.6	—	202.8

Total	$449.2	$1,489.4	$408.3	$2,009.8	$4,356.7

Other Contractual Obligations at
December 31, 2009
Lines of credit	$—	$—	$—	$—	$—
Guarantees	—	0.2	0.1	—	0.3

Total	$—	$0.2	$0.1	$—	$0.3

Our liability for uncertain tax positions is subject to uncertainty as to when or if the liability will be paid. We have assigned the liability to the period(s) presented based on our judgment as to when these liabilities will be resolved by the appropriate taxing authorities.

As more fully described above under the heading “Debt Instruments, Guarantees and Related Covenants,” the holders of the convertible notes at December 31, 2009 included in the table above have the right to cause us to repurchase up to the entire aggregate face amount of the notes then outstanding for par value at certain dates in the future. If these rights were exercised at the earliest possible future date, as set forth in Note 6 to our consolidated financial statements, $726.0 million of convertible notes could be due in less than one year. The next date on which holders of our 2033 Notes and 2038 Notes may put the notes back to us for cash is June 2010 and the next date holders of our 2032 Notes may put the notes back to us for cash is July 2010. We have classified our convertible notes as long-term in our consolidated balance sheet because our credit facility does not expire until June 2011 and it is our intention to fund any put with our credit facility.

In many of our businesses we purchase media for our clients and act as an agent for a disclosed principal. We enter into contractual commitments with media providers on behalf of our clients at levels that substantially exceed our revenue in connection with the services we provide. These commitments are included in our accounts payable balance when the media services are delivered by the media providers. While operating practices vary by country, media type and media vendor, in the United States and certain foreign markets many of our contracts with media providers specify that if our client defaults on its payment obligations, then we are not liable to the media providers under the legal theory of sequential liability until we have been paid for the media by our client. In other countries, we manage our risk in other ways, including evaluating and monitoring our clients’ credit worthiness and, in many cases, requiring credit insurance or payment in advance. Further, in cases where we become committed to the media and it becomes apparent that a client may be unable to pay for the media, options are potentially available to us in the marketplace, in addition to those cited above to mitigate the potential loss, including negotiating with media providers. We have not experienced a material loss related to purchases of media on behalf of our clients. However, this risk could increase in a significant economic downturn.

Pension Plan Funding: We maintain two U.S. and twenty-seven non-U.S. noncontributory defined benefit pension plans. The U.S. plans have been closed to new participants. The benefit obligation for our defined benefit pension plans at December 31, 2009 was $120.9 million. The fair value of assets for these plans at December 31, 2009 was $52.4 million. During 2009, we contributed $6.4 million to our defined benefit pension plans. We do not expect our 2010 contributions to increase significantly from 2009.

Contingent Acquisition Obligations: Certain of our acquisitions are structured with contingent purchase price obligations, often referred to as earn-outs. We utilize contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period. These payments are not contingent upon future employment. At December 31, 2009, the amount of future contingent purchase price payments that we would be required to pay for acquisitions completed prior to our adoption on January 1, 2009, of revisions to U.S. GAAP included in Codification Topic 805, Business Combinations, assuming that the businesses perform over the relevant future periods at their current profit levels, is approximately $219 million. The ultimate amounts payable cannot be predicted with reasonable certainty because they are dependent upon future results of operations of the subject businesses and are subject to changes in foreign currency exchange rates. In accordance with U.S. GAAP prior to the revision to January 1, 2009, we have not recorded a liability for these items in our consolidated balance sheets since the definitive amount was not determinable or distributable prior to January 1, 2009. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. Our obligations change from period to period primarily as a result of payments made during the current period, changes in the acquired entities’ performance and changes in foreign currency exchange rates. These differences could be significant. The contingent purchase price obligations as of December 31, 2009, calculated assuming that the acquired businesses perform over the relevant future periods at their current profit levels, are as follows (dollars in millions):

2010	2011	2012	2013	Total
$125	$58	$29	$7	$219

In connection with the adoption of the revisions included in Codification Topic 805 effective January 1, 2009, contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at fair value in our consolidated balance sheet and are remeasured at each reporting period and changes in fair value are recorded in our results of operations. These liabilities are not included in the above amounts.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange: Our results of operations are subject to risk from the translation to the U.S. Dollar of the revenue and expenses of our foreign operations, which are generally denominated in the local currency. The effects of currency exchange rate fluctuation on the translation of our results of operations are discussed in Note 19 of our consolidated financial statements. For the most part, our revenue and the expenses incurred related to that revenue are denominated in the same currency. This minimizes the impact that fluctuations in exchange rates will have on our results of operations.

While our agencies conduct business in more than 70 different currencies, our major non-U.S. currency markets are the European Monetary Union (EMU), the United Kingdom, Japan, Brazil and Canada. As an integral part of our treasury operations, we enter into short-term forward foreign exchange contracts which manage the foreign exchange risk of the intercompany cash movements between subsidiaries operating in different currency markets from that of our treasury centers from which they borrow or invest. In the limited number of instances where operating expenses and revenue are not denominated in the same currency, amounts are promptly settled or hedged in the foreign currency market with forward contracts. At December 31, 2009, we had forward foreign exchange contracts outstanding with an aggregate notional principal of $900.7 million mitigating the foreign exchange risk of intercompany borrowings and investments. The majority of the contracts were denominated in our major international market currencies with maturities ranging from 5 to 455 days with an average duration under 90 days.

In addition to hedging intercompany cash movement, we enter into short-term forward foreign exchange contracts which hedge U.S. Dollar commercial paper issued by our London treasury center, whose functional currency is the British Pound. At December 31, 2009, we had no forward contracts outstanding relating to this activity as we had no commercial paper outstanding.

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

These hedging activities are confined to risk management activities related to our international operations. We have established a centralized reporting system to evaluate the effects of changes in interest rates, currency exchange rates and other relevant market risks. We periodically determine the potential loss from market risk by performing a value-at-risk computation. Value-at-risk analysis is a statistical model that utilizes historic currency exchange and interest rate data to measure the potential impact on future earnings of our existing portfolio of derivative financial instruments. The value-at-risk analysis we performed on our December 31, 2009 portfolio of derivative financial instruments indicated that the risk of loss was immaterial. This overall system is designed to enable us to initiate remedial action, if appropriate.

Interest Rate Risk: Substantially all of our long-term debt is fixed rate debt and is not affected by changes in interest rates. In managing our day-to-day liquidity, we may issue commercial paper, borrow under our $2.5 billion credit facility or borrow under our uncommitted lines of credit. Interest on this debt is variable. Interest expense on our variable rate debt was approximately $13 million out of our total interest expense of $122.2 million for the year ended December 31, 2009.

Our $2.5 billion credit facility expires on June 23, 2011. Our bank syndicate includes large global banks such as Citibank, JPMorgan Chase, HSBC, RBS, Deutsche, Bank of America, Societe Generale and BBVA. We also include large regional banks in the U.S. such as US Bancorp, Northern Trust, PNC and Wells Fargo. We also include banks that have a major presence in countries where we conduct business such as BNP Paribas in France, Sumitomo in Japan, Intesa San Paolo in Italy, Scotia in Canada and ANZ in Australia.

Several banks that were in our bank syndicate merged with other global financial institutions. Additionally, during the recent credit crisis, several banks in our bank syndicate received capital infusions from their central governments. In the event that a bank in our syndicate were to default on its obligation to fund its commitment under our credit facility or cease to exist and there was no successor entity, the credit facility provides that the remaining banks in the syndicate would only be required to fund advances requested under the credit facility on a pro rata basis up to their total commitment and the portion of the credit facility provided by the defaulting bank would not be available to us.

The holders of our convertible notes have the right on specific dates to cause us to repurchase up to the aggregate principal amount. The next date on which holders of our 2033 Notes and 2038 Notes can put the notes back to us for cash is June 2010 and the next date on which holders of our 2032 Notes can put the notes back to us for cash is July 2010. As we have done on prior occasions, we may offer the holders of our convertible notes a supplemental interest payment or other incentives to induce them not to put the convertible notes to us in advance of a put date. If we were to decide to pay a supplemental interest payment, the amount incurred would be based on a combination of market factors at the time of the applicable put date, including our stock price, short-term interest rates and a factor for credit risk.

If the remaining outstanding convertible notes are put back to us, based on our current financial condition and expectations, we expect to have sufficient available cash and unused credit to fund any put. Although such borrowings would reduce the amount available under our credit facility to fund our cash requirements, we believe that we have sufficient capacity under these commitments to meet our cash requirements for the normal course of our business operations after the put event. Additionally, if the convertible notes are put back to us, our interest expense will change. The extent, if any, of the increase or decrease in interest expense will depend on the portion of the amount repurchased that was refinanced, when we refinance, the type of instrument we use to refinance and the term of the refinancing.

Even if we were to replace the convertible notes with another form of debt on a dollar-for-dollar basis, it would have no impact on either our debt to capital ratios or our debt to EBITDA ratio. If we were to replace our convertible notes with interest-bearing debt at prevailing rates, this may result in an increase in interest expense that would negatively impact our coverage ratios, such as EBITDA to interest expense. However, the coverage ratios applicable to our credit facilities and ratings levels are currently well within the thresholds. If either our ratio of debt to EBITDA was to double or our ratio of EBITDA was to halve, we would still be in compliance with these covenants. Therefore, based on our current coverage ratios, our present expectations of our future operating cash flows and expected access to debt and equity capital markets, we believe any increase in interest expense and reduction in coverage ratios would still place us comfortably above the coverage ratio requirements.

Credit Risk: We provide marketing and corporate communications services to thousands of clients who operate in nearly every industry sector and in the normal course of business we grant credit to qualified clients. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 3.1% of our revenue, and no other client accounted for more than 2.5% of our revenue for 2009. However, during periods of economic downturn, the credit profiles of our clients could change.

In many of our businesses, we purchase media for our clients and act as an agent for a disclosed principal. We enter into contractual commitments with media providers on behalf of our clients at levels that substantially exceed our revenue in connection with the services we provide. These commitments are included in our accounts payable balance when the media services are delivered by the media providers. While operating practices vary by country, media type and media vendor, in the United States and certain foreign markets many of our contracts with media providers specify that if our client defaults on its payment obligations then we are not liable to the media providers under the legal theory of sequential liability until we have been paid for the media by our client. In other countries, we manage our risk in other ways, including evaluating and monitoring our clients’ credit worthiness and, in many cases, requiring credit insurance or payment in advance. Further, in cases where we become committed to the media and it becomes apparent that a client may be unable to pay for the media, options are potentially available to us in the marketplace, in addition to those cited above to mitigate the potential loss, including negotiating with media providers. We have not experienced a material loss related to purchases of media on behalf of our clients. However, this risk could increase in a significant economic downturn.

Item 8.	Financial Statements and Supplementary Data

Our financial statements and supplementary data are included at the end of this report beginning on page F-1. See the index appearing on the following pages of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, our CEO and CFO concluded that as of December 31, 2009, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Annual Report on Form 10-K for the year ended December 31, 2009 is appropriate.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision of management and with the participation of our CEO, CFO and our agencies, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1987. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2009. KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2009, dated February 19, 2010. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit Numbers		Description
(3)	(i)

Restated Certificate of Incorporation (Exhibit 3.1 to our Quarterly Report on Form 10-Q (File No. 1-10551) for the quarter ended June 30, 2003 (“June 30, 2003 10-Q”) and incorporated herein by reference).

	(ii)	By-laws (Exhibit 3.2 to our June 30, 2003 10-Q and incorporated herein by reference).

4.1

Indenture, dated February 7, 2001, between JPMorgan Chase Manhattan Bank, as trustee, and Omnicom Group Inc. in connection with our issuance of $850,000,000 Liquid Yield Option Notes due 2031 (“2031 Indenture”) (Exhibit 4.1 to our Registration Statement on Form S-3 (Registration No. 333-55386) and incorporated herein by reference).

4.2		Form of Liquid Yield Option Notes due 2031 (included in Exhibit 4.1 above).

4.3

First Supplemental Indenture to the 2031 Indenture, dated as of February 13, 2004, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, (Exhibit 4.3 to our Registration Statement on Form S-3 (Registration No. 333-112841) and incorporated herein by reference).

4.4

Second Supplemental Indenture to the 2031 Indenture, dated November 4, 2004, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, as amended by the First Supplemental Indenture to the 2031 Indenture, dated February 13, 2004 (Exhibit 4.2 to our Quarterly Report on Form 10-Q (File No. 1-10551) for the quarter ended September 30, 2004 (“September 30, 2004 10-Q”) and incorporated herein by reference).

4.5

Third Supplemental Indenture to the 2031 Indenture, dated November 30, 2004, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc., and JPMorgan Chase Bank, N.A., as trustee, as amended by the First Supplemental Indenture to the 2031 Indenture dated February 13, 2004, and the Second Supplemental Indenture to the 2031 Supplemental Indenture dated

November 4, 2004 (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated November 30, 2004 and incorporated herein by reference).

4.6

Fourth Supplemental Indenture to the 2031 Indenture, dated July 10, 2008, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc., and Deutsche Bank Trust Company Americas, as trustee (Exhibit 99.1 to our Current Report on Form 8-K (File No. 1-10551) dated July 15, 2008 and incorporated herein by reference).

4.7

Amended and Restated Fifth Supplemental Indenture to the 2031 Indenture, dated January 29, 2009 (effective January 20, 2009), among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee (Exhibit 4.7 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2008 (“2008 10-K”) and incorporated herein by reference).

4.8

Sixth Supplemental Indenture to the 2031 Indenture, dated February 12, 2009, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee (Exhibit 4.8 to the 2008 10-K and incorporated herein by reference).

4.9

Indenture, dated March 6, 2002, between JPMorgan Chase Bank, as trustee, and us in connection with our issuance of $900,000,000 Zero Coupon Zero Yield Convertible notes due 2032 (“2032 Indenture”) (Exhibit 4.6 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2001 and incorporated herein by reference).

4.10 4.11

Form of Zero Coupon Zero Yield Convertible Notes due 2032 (included in Exhibit 4.9 above).

First Supplemental Indenture to the 2032 Indenture, dated as of February 13, 2004, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, (Exhibit 4.3 to our Registration Statement on Form S-3 (Registration No. 333-112840) and incorporated herein by reference).

4.12

Second Supplemental Indenture to the 2032 Indenture, dated August 12, 2004, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc., and JPMorgan Chase Bank, as trustee, as amended by the First Supplemental Indenture to the 2032 Indenture, dated February 13, 2004 (Exhibit 4.1 to our September 30, 2004 10-Q and incorporated herein by reference).

4.13

Third Supplemental Indenture to the 2032 Indenture, dated November 4, 2004, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, as amended by the First Supplemental Indenture to the 2032 Indenture, dated as of February 13, 2004, and the Second Supplemental Indenture to the 2032 Indenture, dated August 12, 2004 (Exhibit 4.3 to our September 30, 2004 10-Q and incorporated herein by reference).

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

4.16

Indenture, dated as of June 30, 2003, between JPMorgan Chase Bank, as trustee, and Omnicom Group Inc. in connection with our issuance of $600,000,000 Zero Coupon Zero Yield Convertible Notes due 2033 (“2033 Indenture”) (Exhibit 4.1 to our Registration Statement on Form S-3 (Registration No. 333-108611) and incorporated herein by reference).

4.17	Form of the Zero Coupon Zero Yield Convertible Notes due 2033 (included in Exhibit 4.16 above).

4.18

First Supplemental Indenture to the 2033 Indenture, dated as of November 5, 2003, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, (Exhibit 4.4 to our Registration Statement on Form S-3 (Registration No. 333-108611) and incorporated herein by reference).

4.19

Second Supplemental Indenture to the 2033 Indenture, dated as of November 4, 2004, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, as amended by the First Supplemental Indenture to the 2033 Indenture, dated November 5, 2003 (Exhibit 4.4 to our September 30, 2004 10-Q and incorporated herein by reference).

4.20

Third Supplemental Indenture to the 2033 Indenture, dated November 10, 2004, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee, as amended by the First Supplemental Indenture to the 2033 Indenture, dated November 5, 2003, and the Second Supplemental Indenture to the 2033 Indenture, dated November 4, 2004 (Exhibit 4.1 to the Form 8-K (File No. 1-10551) dated November 10, 2004 and incorporated herein by reference).

4.21

Fourth Supplemental Indenture to the 2033 Indenture, dated June 30, 2006, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, N.A., as trustee, as amended by the First Supplemental Indenture to the 2033 Indenture, dated November 5, 2003, the Second Supplemental Indenture to the 2033 Indenture, dated November 4, 2004, and the Third Supplemental Indenture to the 2033 Indenture, dated November 10, 2004 (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated July 7, 2006 and incorporated herein by reference).

4.22	Form of Senior Debt Securities Indenture (Exhibit 4.1 to our Registration Statement on Form S-3 (Registration No. 333-132625) dated March 22, 2006 and incorporated herein by reference).

4.23

First Supplemental Indenture, dated as of March 29, 2006, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc., and JPMorgan Chase Bank, N.A., as trustee, in connection with our issuance of $1.0 billion 5.90% Notes due 2016 (Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-10551) dated March 29, 2006 (“March 29, 2006 8-K”) and incorporated herein by reference).

4.24	Form of 5.90% Notes due 2016 (Exhibit 4.3 to the March 29, 2006 8-K and incorporated herein by reference).

4.25

Indenture, dated as of July 1, 2009, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated July 1, 2009 (“July 1, 2009 8-K”) and incorporated herein by reference).

4.26

First Supplemental Indenture, dated as of July 1, 2009, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc., and Deutsche Bank Trust Company Americas, as trustee (Exhibit 4.2 to the July 1, 2009 8-K and incorporated herein by reference).

4.27	Form of 6.25% Notes due 2019 (Exhibit 4.3 to the July 1, 2009 8-K and incorporated herein by reference).

10.1

Amended and Restated Five Year Credit Agreement (the “Agreement”), dated as of June 23, 2006, by and among Omnicom Group Inc., Omnicom Finance Inc., Omnicom Capital Inc., Omnicom Finance PLC, the banks, financial institutions and other institutional lenders and initial issuing banks listed on the signature pages of the Agreement, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as lead arrangers and book managers, ABN Amro Bank N.V., as syndication agent, JPMorgan Chase Bank, N.A., HSBC Bank USA, N.A., Bank of America, N.A. and Banco Bilbao Vizcaya Argentaria SA, as documentation agents and Citibank, N.A., as administrative agent for the lenders (Exhibit 10.1 to our Current Report on Form 8-K (File No. 1- 10551) dated June 29, 2006 and incorporated herein by reference).

10.2

Instrument of Resignation, Appointment and Acceptance, dated as of October 5, 2006, among us, Omnicom Capital Inc., Omnicom Finance Inc., JPMorgan Chase Bank, N.A. and Deutsche Bank Trust Company Americas (Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-10551) dated October 11, 2006 and incorporated herein by reference).

10.3	Amended and Restated 1998 Incentive Compensation Plan (Exhibit B to our Proxy Statement (File No. 1-10551) filed on April 10, 2000 and incorporated herein by reference).

10.4	Director Equity Plan for Non-employee Directors (Appendix B to our Proxy Statement (File No. 1-10551) filed on April 23, 2004 and incorporated herein by reference).

10.5

Standard form of our Executive Salary Continuation Plan Agreement (Exhibit 10.24 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 1998 and incorporated herein by reference).

10.6	Standard form of the Director Indemnification Agreement (Exhibit 10.25 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 1989 and incorporated herein by reference).

10.7	Long-Term Shareholder Value Plan (Exhibit 4.4 to our Registration Statement on Form S-8 (Registration No. 333-84498) and incorporated herein by reference).

10.8	Equity Incentive Plan (Exhibit 4.3 to our Registration Statement on Form S-8 (Registration No. 333-108063) and incorporated herein by reference).

10.9	Senior Management Incentive Plan as amended and restated on December 4, 2008 (Exhibit 10.9 to the 2008 10-K and incorporated herein by reference).

10.10

Omnicom Group Inc. SERCR Plan, as amended and restated on May 19, 2009 (Exhibit 10.1 to the Form 10-Q (File No. 1-10551) for the quarter ended June 30, 2009, filed on August 6, 2009 and incorporated herein by reference).

10.11	Form of Award Agreement under the Omnicom Group Inc. SERCR Plan (Exhibit 10.2 to our Current Report on Form 8-K (File No. 1-10551) dated December 13, 2006 and incorporated herein by reference).

10.12	Omnicom Group Inc. 2007 Incentive Award Plan (Appendix A to our Proxy Statement (File No. 1-10551) filed on April 23, 2007 and incorporated herein by reference).

10.13

Form of Indemnification Agreement (Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-10551) for the quarter ended June 30, 2007, filed on July 26, 2007 and incorporated herein by reference).

10.14	Form of Amendment to the Executive Salary Continuation Plan Agreement (Exhibit 10.14 to the 2008 10-K and incorporated herein by reference).

10.15	Director Compensation and Deferred Stock Program (Exhibit 10.15 to the 2008 10-K and incorporated herein by reference).

10.16	Restricted Stock Unit Deferred Compensation Plan (Exhibit 10.16 to the 2008 10-K and incorporated herein by reference).

10.17	Restricted Stock Deferred Compensation Plan (Exhibit 10.17 to the 2008 10-K and incorporated herein by reference).

10.18	Amendment No. 1 to the Restricted Stock Deferred Compensation Plan (Exhibit 10.18 to the 2008 10-K and incorporated herein by reference).

10.19	Amendment No. 2 to the Restricted Stock Deferred Compensation Plan (Exhibit 10.19 to the 2008 10-K and incorporated herein by reference).

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

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
February 19, 2010
	BY:	/s/ RANDALL J. WEISENBURGER

Randall J. Weisenburger Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE CRAWFORD	Chairman and Director	February 19, 2010
(Bruce Crawford)

/s/ JOHN D. WREN	Chief Executive Officer	February 19, 2010
(John D. Wren)	and President and Director

/s/ RANDALL J. WEISENBURGER	Executive Vice President and	February 19, 2010
(Randall J. Weisenburger)	Chief Financial Officer

/s/ PHILIP J. ANGELASTRO	Senior Vice President Finance	February 19, 2010
(Philip J. Angelastro)	and Controller (Principal Accounting Officer)

/s/ ALAN R. BATKIN	Director	February 19, 2010
(Alan R. Batkin)

/s/ ROBERT CHARLES CLARK	Director	February 19, 2010
(Robert Charles Clark)

/s/ LEONARD S. COLEMAN, JR.	Director	February 19, 2010
(Leonard S. Coleman, Jr.)

/s/ ERROL M. COOK	Director	February 19, 2010
(Errol M. Cook)

/s/ SUSAN S. DENISON	Director	February 19, 2010
(Susan S. Denison)

/s/ MICHAEL A. HENNING	Director	February 19, 2010
(Michael A. Henning)

/s/ JOHN R. MURPHY	Director	February 19, 2010
(John R. Murphy)

/s/ JOHN R. PURCELL	Director	February 19, 2010
(John R. Purcell)

/s/ LINDA JOHNSON RICE	Director	February 19, 2010
(Linda Johnson Rice)

/s/ GARY L. ROUBOS	Director	February 19, 2010
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

Omnicom management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision of management and with the participation of our CEO, CFO and our agencies, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1987. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2009. KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2009, dated February 19, 2010.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Omnicom Group Inc.:

We have audited the accompanying consolidated balance sheets of Omnicom Group Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omnicom Group Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule on page S-1, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Omnicom Group Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, Omnicom Group Inc. and subsidiaries changed its method of accounting for business combinations due to the adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations” (included in FASB Accounting Standards Codification Topic 805, “Business Combinations”), and its method of accounting for redeemable noncontrolling interests due to the adoption of Emerging Issues Task Force Topic No. D-98, “Classification and Measurement of Redeemable Securities,” on January 1, 2009.

/s/ KPMG LLP

New York, New York
February 19, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Omnicom Group Inc.:

We have audited Omnicom Group Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Omnicom Group Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omnicom Group Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 19, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
February 19, 2010

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	(Dollars in millions, except per share data)
	2009	2008	2007
REVENUE	$11,720.7	$13,359.9	$12,694.0
OPERATING EXPENSES	10,345.8	11,670.5	11,034.9

OPERATING INCOME	1,374.9	1,689.4	1,659.1
INTEREST EXPENSE	122.2	124.6	106.9
INTEREST INCOME	21.5	50.3	32.9

INCOME BEFORE INCOME TAXES AND
INCOME FROM EQUITY METHOD INVESTMENTS	1,274.2	1,615.1	1,585.1
INCOME TAX EXPENSE	433.6	542.7	536.9
INCOME FROM EQUITY METHOD INVESTMENTS	30.8	42.0	38.4

NET INCOME	871.4	1,114.4	1,086.6
LESS: NET INCOME ATTRIBUTED TO
NONCONTROLLING INTERESTS	78.4	114.1	110.9

NET INCOME – OMNICOM GROUP INC.	$793.0	$1,000.3	$975.7

NET INCOME PER COMMON SHARE – OMNICOM GROUP INC.:
Basic	$2.54	$3.17	$2.95
Diluted	$2.53	$3.14	$2.93

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, (Dollars in millions, except per share data)
	2009	2008
A S S E T S
CURRENT ASSETS:
Cash and cash equivalents	$1,587.0	$1,097.3
Short-term investments at market	7.8	15.1
Accounts receivable, net of allowance for doubtful accounts
of $59.5 and $59.9	5,574.1	5,775.5
Work in process	607.6	672.0
Other current assets	1,012.0	1,005.0

Total Current Assets	8,788.5	8,564.9

PROPERTY, PLANT AND EQUIPMENT
at cost, less accumulated depreciation of $1,146.7 and $1,031.1	677.3	719.6
INVESTMENTS IN AFFILIATES	299.4	297.3
GOODWILL	7,641.2	7,220.2
INTANGIBLE ASSETS, net of accumulated amortization of $316.1 and $278.4	220.8	221.0
DEFERRED TAX ASSETS	40.0	45.2
OTHER ASSETS	253.5	250.2

TOTAL ASSETS	$17,920.7	$17,318.4

L I A B I L I T I E S A N D E Q U I T Y
CURRENT LIABILITIES:
Accounts payable	$7,143.9	$6,881.2
Customer advances	1,059.3	1,005.5
Current portion of long-term debt	17.8	2.7
Short-term borrowings	19.3	16.2
Taxes payable	156.7	201.1
Other current liabilities	1,685.5	1,647.5

Total Current Liabilities	10,082.5	9,754.2

LONG-TERM DEBT	1,494.6	1,012.8
CONVERTIBLE DEBT	726.0	2,041.5
OTHER LONG-TERM LIABILITIES	462.0	444.4
LONG-TERM DEFERRED TAX LIABILITIES	488.1	312.1
COMMITMENTS AND CONTINGENT LIABILITIES (SEE NOTE 17)
TEMPORARY EQUITY – REDEEMABLE NONCONTROLLING INTERESTS	214.7	—
EQUITY:
Shareholders’ Equity:
Preferred stock, $1.00 par value, 7.5 million shares authorized, none issued	—	—
Common stock, $0.15 par value, 1.0 billion shares authorized,
397.2 million and 397.2 million shares issued, with
308.4 million and 307.3 million shares outstanding	59.6	59.6
Additional paid-in capital	1,408.2	1,629.0
Retained earnings	6,465.4	5,859.6
Accumulated other comprehensive income (loss)	(8.0)	(247.3)
Treasury stock, at cost, 88.8 million and 89.9 million shares	(3,730.4)	(3,778.1)

Total Shareholders’ Equity	4,194.8	3,522.8
Noncontrolling interests	258.0	230.6

Total Equity	4,452.8	3,753.4

TOTAL LIABILITIES AND EQUITY	$17,920.7	$17,318.4

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
Three Years Ended December 31, 2009
(Dollars in millions)

	Omnicom Group Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity

	Shares	Par Value

Balance December 31, 2006	198,627,227	$29.8	$1,690.6	$4,261.3	$267.9	$(2,378.3)	$3,871.3	$198.8	$4,070.1

Net Income				975.7			975.7	110.9	1,086.6
Foreign currency transaction and translation adjustments, net of tax of $96.8

					163.5		163.5	13.6	177.1
Defined benefit plans adjustment, net of tax of $(0.9)
					(0.7)		(0.7)	—	(0.7)

Comprehensive income							1,138.5	124.5	1,263.0

Dividends to noncontrolling interests							—	(79.4)	(79.4)
Acquisition of noncontrolling interests								(1.8)	(1.8)
Cumulative effect of adoption of FIN 48
				1.3			1.3	—	1.3
Two-for-one stock split	198,627,227	29.8	(29.8)					—	—
Common stock dividends declared ($0.575 per share)
				(189.3)			(189.3)	—	(189.3)
Share-based compensation			68.7				68.7	—	68.7
Stock issued, share-based compensation			(80.2)			181.1	100.9	—	100.9
Treasury stock acquired						(899.7)	(899.7)	—	(899.7)
Cancellation of shares	(29,372)		(1.3)			1.3	—	—	—

Balance December 31, 2007	397,225,082	59.6	1,648.0	5,049.0	430.7	(3,095.6)	4,091.7	242.1	4,333.8

Net Income				1,000.3			1,000.3	114.1	1,114.4
Unrealized holding loss on securities, net of tax of $(7.9)
					(12.0)		(12.0)	—	(12.0)
Foreign currency transaction and translation adjustments, net of tax of $(358.2)

					(654.9)		(654.9)	(10.6)	(665.5)
Defined benefit plans adjustment, net of tax of $(5.7)
					(11.1)		(11.1)	—	(11.1)

Comprehensive income							322.3	103.5	425.8

Dividends to noncontrolling interests							—	(107.9)	(107.9)
Acquisition of noncontrolling interests								(7.1)	(7.1)
Common stock dividends declared ($0.60 per share)
				(189.7)			(189.7)	—	(189.7)
Share-based compensation			59.3				59.3	—	59.3
Stock issued, share-based compensation			(78.2)			164.2	86.0	—	86.0
Treasury stock acquired						(846.8)	(846.8)	—	(846.8)
Cancellation of shares	(2,004)		(0.1)			0.1	—	—	—

Balance December 31, 2008	397,223,078	59.6	1,629.0	5,859.6	(247.3)	(3,778.1)	3,522.8	230.6	3,753.4

Net Income				793.0			793.0	78.4	871.4
Unrealized holding loss on securities, net of tax of $(1.9)
					(2.9)		(2.9)	—	(2.9)
Foreign currency transaction and translation adjustments, net of tax $134.3

					240.1		240.1	9.4	249.5
Defined benefit plans adjustment,net of tax of $1.7
					2.1		2.1	—	2.1

Comprehensive income							1,032.3	87.8	1,120.1

Dividends to noncontrolling interests							—	(91.7)	(91.7)
Acquisition of noncontrolling interests			(25.6)				(25.6)	(7.1)	(32.7)
Increase in noncontrolling interests
from business combinations								38.4	38.4
Adoption of and changes in temporary equity			(210.3)				(210.3)		(210.3)
Common stock dividends declared ($0.60 per share)
				(187.2)			(187.2)	—	(187.2)
Share-based compensation			78.6				78.6	—	78.6
Stock issued, share-based compensation			(63.5)			62.7	(0.8)	—	(0.8)
Treasury stock acquired						(15.0)	(15.0)	—	(15.0)
Cancellation of shares	(5,638)						—	—	—

Balance December 31, 2009	397,217,440	$59.6	$1,408.2	$6,465.4	$(8.0)	$(3,730.4)	$4,194.8	$258.0	$4,452.8

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31, (Dollars in millions)

	2009	2008	2007
Cash Flows from Operating Activities:
Net income	$871.4	$1,114.4	$1,086.6

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	186.5	182.8	164.2
Amortization of intangible assets	56.3	53.1	44.4
Income from equity method investments, net of dividends received	(9.2)	(14.7)	(10.0)
Provision for doubtful accounts	24.9	26.5	21.2
Share-based compensation	78.6	59.3	68.7
Remeasurement gain, equity interest in acquiree	(41.3)	—	—
Excess tax benefit from share-based compensation	—	(12.9)	(17.2)
Change in operating capital	564.4	(14.3)	241.4

Net Cash Provided by Operating Activities	1,731.6	1,394.2	1,599.3

Cash Flows from Investing Activities:
Payments to acquire property, plant and equipment	(130.6)	(212.2)	(223.0)
Payments to acquire businesses and interests in affiliates, net of cash acquired	(137.4)	(362.2)	(318.7)
Payments to acquire investments	(3.2)	(13.1)	(42.0)
Payments for settlement of net investment hedge	—	(50.8)	—
Proceeds from sales of investments	45.2	40.9	191.8

Net Cash Used in Investing Activities	(226.0)	(597.4)	(391.9)

Cash Flows from Financing Activities:
Proceeds from (repayments of) short-term debt	2.5	5.1	(0.9)
Proceeds from borrowings	497.3	2.4	3.4
Repayments of convertible debt	(1,315.5)	(2.0)	(2.0)
Payments of dividends	(187.1)	(192.0)	(182.8)
Payments for repurchase of common stock	(15.0)	(846.8)	(899.7)
Proceeds from stock plans	18.6	86.0	100.9
Payments to noncontrolling interests	(20.8)	(82.6)	(48.6)
Excess tax benefit on share-based compensation	—	12.9	17.2
Other, net	(108.0)	(119.4)	(76.8)

Net Cash Used in Financing Activities	(1,128.0)	(1,136.4)	(1,089.3)

Effect of exchange rate changes on cash and cash equivalents	112.1	(356.3)	(64.4)

Net Increase (Decrease) in Cash and Cash Equivalents	489.7	(695.9)	53.7

Cash and Cash Equivalents at Beginning of Year	1,097.3	1,793.2	1,739.5

Cash and Cash Equivalents at End of Year	$1,587.0	$1,097.3	$1,793.2

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Presentation of Financial Statements

The terms “Omnicom,” “we,” “our” and “us” each refer to Omnicom Group Inc. and our subsidiaries, unless the context indicates otherwise. The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Intercompany balances and transactions have been eliminated.

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

On July 1, 2009, we adopted the FASB Accounting Standards Codification (“Codification”). The Codification does not alter current U.S. GAAP, but it integrated existing accounting standards with other authoritative guidance. The Codification provides a single source of authoritative U.S. GAAP for nongovernmental entities and supersedes all other previously issued non-SEC accounting and reporting guidance. SEC rules and interpretive releases under the federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The adoption of the Codification did not have any effect on our results of operations or financial position. All prior references to U.S. GAAP have been revised to conform to the Codification. Updates to the Codification are issued in the form of Accounting Standards Updates (“ASU”).

2. New Accounting Pronouncements

New Accounting Pronouncements — Retrospective Adoption

As of January 1, 2009, we retrospectively adopted revisions to U.S. GAAP included in the following Codification Topics: Codification Topic 810, Consolidation; Codification Topic 260, Earnings per Share; and Codification Topic 470, Debt. All prior periods and amounts presented in the consolidated financial statements and related notes have been retrospectively adjusted in accordance with the revisions.

As a result of the adoption of the revisions to Codification Topic 810, we reclassified $230.6 million of minority interest at December 31, 2008 to noncontrolling interests within the equity section of our consolidated balance sheets. We also modified the format of our consolidated statements of income, equity and comprehensive income and cash flows to conform to the disclosure requirements of the revisions.

Codification Topic 260 provides that all outstanding unvested share-based payments that contain rights to non-forfeitable dividends participate in the undistributed earnings with the common shareholders and are therefore participating securities. Companies with participating securities are required to apply the two-class method in calculating basic and diluted earnings per share. On adoption of the revisions, we retrospectively restated basic and diluted Net Income per Common Share – Omnicom Group Inc. for each period presented.

Codification Topic 470 provides that issuers of instruments that fall within its scope should separately account for the liability and equity components of those instruments by allocating the proceeds at the date of issuance of the instrument between the liability component and the embedded conversion option (the equity component) by first determining the carrying amount of the liability. Our outstanding convertible notes came under the scope of the revisions to Codification Topic 470 when they were amended in 2004. Each convertible note has substantive rights to unilaterally put the convertible notes for redemption on certain specified dates. To calculate the fair value of the liability, we estimated the expected life of each series of our convertible debt and computed the fair value of the

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liability excluding the embedded conversion option and giving effect to other substantive features such as put and call options. Since our convertible debt was issued at par (no discount) and by its terms does not pay a coupon interest rate, the holder has no economic incentive to hold our convertible debt, and unless a non-contractual supplemental interest payment is offered by us, the holder would exercise his or her put right at the first opportunity. Accordingly, for the purposes of applying the revisions, the expected lives of our convertible notes from the date of amendment in 2004 to the first respective put date were assumed to be 1.2 years, 1 year and 1.6 years for our 2031, 2032 and 2033 Notes, respectively. On adoption of the revisions, we would have recorded additional interest expense, net of income taxes, in years 2004, 2005 and 2006 totaling $28.5 million. This amount represents the fair value of embedded conversion options from the dates of amendment to the first put dates. The amortization of the debt discount is in addition to the amortization of the supplemental interest payments made on our convertible notes.

New Accounting Pronouncements Adopted in 2009

Business Combinations:

On January 1, 2009, we adopted revisions to U.S. GAAP accounting guidance included in Codification Topic 805, Business Combinations. These revisions prospectively change the accounting and financial reporting for business combinations completed subsequent to December 31, 2008, by requiring, among other things, that: upon initially obtaining control, the acquirer record 100% of the goodwill acquired and the associated noncontrolling interests when less than 100% of the target is acquired; all transaction costs be expensed as incurred; and a liability for contingent purchase price obligations (earn-outs), if any, be recorded at the acquisition date and remeasured at fair value and changes in fair value are recorded in our results of operations in subsequent periods.

Temporary Equity — Redeemable Noncontrolling Interests:

On January 1, 2009, we adopted Emerging Issues Task Force (“EITF”) Topic No. D-98, Classification and Measurement of Redeemable Securities (“EITF D-98”) as it related to our redeemable noncontrolling interests. EITF D-98 has been incorporated for reference purposes into Codification Topic 480, Distinguishing Liabilities from Equity by ASU No. 2009-04.

Owners of noncontrolling interests in certain of our subsidiaries have the right in certain circumstances to require us to purchase additional ownership interests at fair values as defined in the applicable agreements. The intent of the parties is to approximate fair value at the time of redemption by using a multiple of earnings that is consistent with generally accepted valuation practices by market participants in our industry. These contingent redemption rights are embedded in the equity security at issuance, are not free-standing instruments, do not represent a de facto financing and are not under our control. Prior to January 1, 2009, we did not record these contingent rights in our balance sheet.

On adoption of EITF D-98, we recorded the fair value of the redeemable noncontrolling interests of $200.4 million with a corresponding reduction of additional paid-in capital. The adoption of EITF D-98 did not affect our reported results of operations in any period. Additionally, changes in the redemption fair value are remeasured through equity with no impact on our results of operations.

Derivative Instruments and Hedging Activities:

On January 1, 2009, we adopted the revisions to U.S. GAAP included in Codification Topic 815, Derivatives and Hedging, which expands the disclosure requirements of derivative instruments and hedging activities to interim periods. The adoption of these revisions did not have any effect on our results of operations or financial position.

Fair Value — Nonfinancial Assets and Liabilities:

On January 1, 2009, we adopted revisions to U.S. GAAP included in Codification Topic 820, Fair Value Measurements and Disclosure for our nonfinancial assets and liabilities that are not required to be measured at fair value on a recurring basis. Our nonfinancial assets and liabilities include goodwill and our identifiable intangible assets. The adoption of these revisions did not have any effect on our results of operations or financial position.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subsequent Events:

On June 30, 2009, we adopted the revisions to U.S. GAAP included in Codification Topic 855, Subsequent Events, which provides guidance for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of these revisions did not have any effect on our results of operations or financial position.

New Accounting Pronouncements Not Yet Adopted

Variable Interest Entities:

The FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which we will adopt effective January 1, 2010. ASU 2009-17 revised factors that should be considered by a reporting entity when determining whether an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated and also includes revised financial statement disclosures regarding the reporting entity’s involvement and risk exposure. We do not believe that the adoption of ASU 2009-17 will have a significant impact on our results of operations and financial position.

3. Significant Accounting Policies

Revenue Recognition. We recognize revenue in accordance with Codification Topic 605, Revenue Recognition and applicable SEC Staff Accounting Bulletins. Substantially all of our revenue is derived from fees for services or a rate per hour, or equivalent basis, and revenue is realized when the service is performed in accordance with terms of each client arrangement, upon completion of the earnings process and when collection is reasonably assured. We record revenue net of sales, use and value added taxes. Certain of our businesses earn a portion of their revenue as commissions based upon performance in accordance with client arrangements.

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

In the majority of our businesses, we act as an agent and record revenue equal to the net amount retained when the fee or commission is earned. Although we may bear credit risk in respect of these activities, the arrangements with our clients are such that we act as an agent on their behalf. In these cases, costs incurred with external suppliers are excluded from our revenue. In accordance with certain arrangements, we act as principal and we contract directly with suppliers for media payments and third-party production costs and are responsible for payment. In connection with these arrangements, revenue is recorded at the gross amount billed since revenue has been earned for the sale of goods or services.

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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Short-Term Investments. Short-term investments consist principally of time deposits with financial institutions that we expect to convert into cash in our current operating cycle, generally within one year. Therefore, they are classified as current assets. Short-term investments are carried at cost, which approximates fair value.

Available-for-Sale Securities. Available-for-sale securities are comprised of investments in publicly traded securities. Available-for-sale securities are carried at quoted market prices.

Cost Method Investments. Cost method investments are primarily comprised of equity interests in privately held companies where we do not exercise significant influence over the operating and financial policies of the investee. These minority ownership interests are accounted for under the cost method and are included in other assets in our consolidated balance sheets. Our minority interests in these investments are periodically evaluated to determine if there has been other than temporary declines below carrying value. A variety of factors are considered when determining if a decline in fair value below carrying value is other than temporary, including, among others, the financial condition and prospects of the investee, as well as our investment intent.

Equity Method Investments. We use the equity method to account for investments in entities in which we have an ownership of less than 50% and have significant influence over the operating and financial policies of the affiliate. The excess of the cost of our ownership interest in the stock of those affiliates over our share of the fair value of their net assets at the acquisition date is recognized as goodwill and included in the carrying amount of our investment. In accordance with Codification Topic 350, Intangibles – Goodwill and Other, equity method goodwill is not amortized. We periodically evaluate these investments to determine if there has been other than temporary declines below carrying value. A variety of factors are considered when determining if a decline in fair value below carrying value is other than temporary, including, among others, the financial condition and prospects of the investee, as well as our investment intent. Further, owners of interests in certain of our affiliates have the right in certain circumstances to require us to purchase additional ownership interests at fair value as defined in the applicable agreement. The intent of the parties is to approximate fair value at the time of redemption by using a multiple of earnings, which is consistent with generally accepted valuation practices used by market participants in our industry. The ultimate amount payable is uncertain because it is based on future earnings of the affiliate, changes in the applicable foreign currency exchange rate and if exercised, the timing of the exercise of these rights.

Treasury Stock. We account for repurchases of our common stock at cost. The reissuance of treasury shares, primarily in connection with employee share-based compensation plans, is accounted for at average cost. Gains or losses on the reissuance of treasury shares are accounted for as additional paid-in capital and do not affect our reported results of operations.

Foreign Currency Transactions and Translation. Our financial statements are prepared in accordance with Codification Topic 830, Foreign Currency Matters. All of our foreign subsidiaries use their local currency as their functional currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Accordingly, the currency impact of the translation of the balance sheets of our foreign subsidiaries to U.S. Dollar statements are included as translation adjustments in accumulated other comprehensive income. The income statements of foreign subsidiaries are translated at average exchange rates for the year. Net foreign currency transaction gains included in pre-tax income were $6.1 million in 2009, $15.3 million in 2008 and $5.6 million in 2007.

Earnings Per Share. Basic earnings per share – Omnicom Group Inc. is based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share – Omnicom Group Inc. is based on the above, plus, if dilutive, common share equivalents which include outstanding options and restricted shares.

As discussed in Note 2, on January 1, 2009, we retrospectively adopted revisions to U.S. GAAP included in Codification Topic 260 that require retrospective application to all prior period net income per common share calculations and provide that all outstanding unvested share-based payments that contain rights to non-forfeitable dividends participate in the undistributed earnings with the common shareholders and are therefore participating securities. Companies with participating securities are required to apply the two-class method in calculating basic and diluted net income per common share. Our restricted stock awards are considered participating securities as they receive non-forfeitable dividends at the same rate as our common stock. In accordance with the revised guidance, the computation of our basic and diluted net income per common share is reduced for a presumed hypothetical distribution of earnings to the holders of our unvested restricted stock. The effect of applying the

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

revised guidance reduced basic net income per common share – Omnicom Group Inc. for the years ended December 31, 2008 and 2007 by $0.03 and $0.04, respectively and reduced the fully diluted net income per common share – Omnicom Group Inc. for the years ended December 31, 2008 and 2007 by $0.03 and $0.02, respectively.

The computations of basic and diluted net income per common share – Omnicom Group Inc. are as follows:

	Years Ended December 31,
	2009	2008	2007
Net Income Available for Common Shares (in millions):
Net Income – Omnicom Group Inc.	$793.0	$1,000.3	$975.7
Earnings allocated to participating securities	9.1	13.1	12.5

Net Income available for common shares	$783.9	$987.2	$963.2

Weighted Average Shares (in millions):
Basic	308.2	313.0	326.0
Diluted	310.4	314.8	329.1

Net Income per Common Share – Omnicom Group Inc.
Basic	$2.54	$3.17	$2.95
Diluted	2.53	3.14	2.93

For purposes of computing diluted net income per common share – Omnicom Group Inc. for the years ended December 31, 2009, 2008 and 2007, 2.2 million shares, 1.7 million shares and 3.1 million shares, respectively, were assumed to have been outstanding related to common shares equivalents. For the years ended December 31, 2009, 2008 and 2007, 10.9 million shares, 6.9 million shares and 0.1 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted net income per common share – Omnicom Group Inc. because the exercise price of the stock options were greater than or equal to the average price of our common stock and therefore their inclusion would have been anti-dilutive.

Subsidiary and Affiliate Stock Transactions. In accordance with Codification Topic 810, effective January 1, 2009, transactions involving purchases, sales or issuances of stock of a subsidiary where control is maintained are recorded as an increase or decrease in additional paid-in capital. In transactions involving subsidiary stock where control is lost, gains and losses are recorded in results of operations. Gains and losses from transactions involving stock of an affiliate are recorded in results of operations until control is achieved.

Salary Continuation Agreements. Arrangements with certain present and former employees provide for continuing payments for periods up to 10 years after cessation of their full-time employment in consideration for agreements by the employees not to compete with us and to render consulting services during the postemployment period. Such payments, the amounts of which are also subject to certain limitations, including our operating performance during the postemployment period, represent the fair value of the services rendered and are expensed in such periods.

Property, Plant and Equipment. Property, plant and equipment are carried at cost. Depreciation is computed on a straight-line basis over the estimated useful lives which generally range from seven to ten years for furniture and three to five years for equipment. Leasehold improvements are amortized on a straight-line basis over the lesser of the related lease term or the estimated useful life of the asset. Capital leases are amortized on a straight-line basis over the lease term.

Goodwill and Other Intangibles Assets. In accordance with Codification Topic 350, goodwill acquired resulting from a business combination is not amortized, but is periodically tested for impairment. Additionally, we allocate the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values including other identifiable intangible assets, as applicable.

Our other identifiable assets consist primarily of customer relationships, including the related customer contracts and trade names, and are amortized over their estimated useful lives ranging from five to ten years. We consider a number of factors in determining the useful lives and amortization method, including the pattern in which the economic benefits are consumed, as well as trade name recognition and customer attrition. No residual value is estimated for these intangible assets.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We review the carrying value of goodwill for impairment at least annually as of the end of the second quarter and whenever events or circumstances indicate the carrying value may not be recoverable. There is a two-step test for goodwill impairment. In the first step, we compare the fair value of each reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is equal to or greater than its carrying value, goodwill is not impaired and no further testing is required. If the carrying value exceeds fair value, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting unit’s goodwill. Goodwill of a reporting unit is impaired when its carrying value exceeds its implied fair value. Impaired goodwill is written down to its implied fair value with a charge to expense in the period the impairment is identified.

We identified our regional reporting units as components of our operating segments, which are our five networks. The regional reporting units of each agency network are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our client-centric strategy for delivering services to clients in their regions. We then concluded that for each of our operating segments, their regional reporting units had similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in Codification Topic 280, Segment Reporting, and the guidance set forth in Codification Topic 350. Consistent with the fundamentals of our business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics, as the main economic components of each agency are the salary and service costs associated with providing professional services, the office and general costs associated with office space and occupancy, and the provision of technology requirements which are generally limited to personal computers, servers and off-the-shelf software. Finally, the expected benefits of our acquisitions are typically shared across multiple agencies and regions as they work together to integrate the acquired agency into our client service strategy. We use the following valuation methodologies to determine the fair value of our reporting units, including: (1) the income approach which utilizes discounted expected future cash flows, (2) comparative market participant multiples of EBITDA (earnings before interest, income taxes, depreciation and amortization), and (3) when available, consideration of recent and similar purchase acquisition transactions.

Based on the results of our annual impairment review, we concluded that our goodwill was not impaired as of June 30, 2009 and 2008, because the fair values of each of our reporting units were substantially in excess of their respective net book values.

In the latter part of 2008, contraction in the global economy, a decline in consumer spending, rising unemployment and other factors accelerated the global recession. The global recession reduced clients’ spending on the services that our agencies provide. As a result, our revenue and profit declined in the fourth quarter of 2008 compared to the fourth quarter of the prior year. A significant adverse change in business conditions typically triggers an evaluation of goodwill for impairment prior to the required annual review. Although the decline we experienced in our business on a constant currency basis in the fourth quarter was not significant, given the generally negative economic environment, we updated our impairment analyses for each of our reporting units as of December 31, 2008 and concluded that our goodwill was not impaired.

Subsequent to our annual evaluation of the carrying value of goodwill at the end of the second quarter of 2009, there were no events or circumstances that triggered the need for an interim evaluation for impairment. In addition, our actual results for revenue growth and cash flows for 2009 have approximated the assumptions used in our testing as of June 30, 2009. Further, those assumptions for revenue growth and cash flows for all reporting units for 2010 are less than or equal to our most current forecast for 2010 revenue growth and cash flows as of December 31, 2009. In addition, the comparable market participant multiples of EBITDA we used in our June 30, 2009 valuation have improved as of December 31, 2009. Based on these factors, we did not perform an interim impairment evaluation on the carrying value of our goodwill at December 31, 2009.

Income Taxes. We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Our subsidiaries also file tax returns in various foreign jurisdictions. Our principal foreign jurisdictions include the United Kingdom, France and Germany. We have not provided U.S. federal and state income taxes on cumulative earnings of non-U.S. subsidiaries that have been reinvested indefinitely. A provision has been made for income

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

taxes on the distribution of earnings of international subsidiaries and affiliates. Interest and penalties related to tax positions taken in our tax returns are recorded in income tax expense in our consolidated statements of income.

We account for income taxes in accordance with Codification Topic 740, Income Taxes. Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of our assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed to be in effect when the differences reverse. Deferred tax assets result principally from recording certain expenses in the financial statements which are not currently deductible for tax purposes, including employee stock-based compensation expense and from differences between the tax and book basis of assets and liabilities recorded in connection with acquisitions, as well as tax loss and credit carryforwards. Deferred tax liabilities result principally from expenses arising from financial instruments which are currently deductible for tax purposes but have not been expensed in the financial statements and basis differences arising from tangible and deductible intangible assets.

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

Employee Share-Based Compensation. Employee share-based compensation, consisting primarily of stock options and restricted stock, is accounted for in accordance with Codification Topic 718, Compensation – Stock Compensation. We account for share-based employee compensation using the fair value method. The fair value of share-based employee compensation is recorded in our results of operations. In determining the fair value of certain share-based compensation awards, we use certain estimates and assumptions such as expected life, rate of risk free interest, volatility and dividend yield. Information about our specific awards plans can be found in Note 10.

Severance. The liability for one-time termination benefits, such as severance pay or benefit payouts, is measured and recognized initially at fair value in the period in which the liability is incurred. Subsequent changes to the liability are recognized in results of operations in the period of change.

Defined Benefit Pension Plans and Postemployment Arrangements. We maintain two domestic and twenty-seven foreign noncontributory defined benefit pension plans. The funded status of our defined benefit plans is recognized in our consolidated balance sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. The benefit obligation is the projected benefit obligation (“PBO”), which represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The fair value of plan assets, if any, represents the current market value. Overfunded plans where the fair value of plan assets exceeds the benefit obligation are aggregated and recorded as a prepaid pension asset equal to this excess. Underfunded plans where the benefit obligation exceeds the fair value of plan assets are aggregated and recorded as a liability equal to this excess. The liability for our postemployment arrangements is recognized in our consolidated balance sheets. The benefit obligation of our postemployment arrangements is the PBO and these arrangements are not funded. The current portion of the benefit obligations of our defined benefit pension plans and postemployment arrangements represents the actuarial present value of benefits payable in the next twelve months that exceed the fair value of plan assets. This obligation is recorded in other current liabilities in our consolidated balance sheets.

Concentration of Credit Risk. We provide marketing and corporate communications services to thousands of clients who operate in nearly every industry sector and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 3.1% of our 2009 revenue and no other client accounted for more than 2.5% of our 2009 revenue.

Derivative Financial Instruments. Codification Topic 815, Derivatives and Hedging establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.

Our derivative financial instruments consist principally of forward foreign exchange contracts. For derivative financial instruments to qualify for hedge accounting the following criteria must be met: (1) the hedging instrument must be designated as a hedge; (2) the hedged exposure must be specifically identifiable and expose us to risk; and

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) it is expected that a change in fair value of the derivative financial instrument and an opposite change in the fair value of the hedged exposure will have a high degree of correlation.

If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative used as hedge is required to be immediately recognized in results of operations.

We execute forward foreign exchange contracts in the same currency as the related exposure, whereby 100% correlation is achieved based on spot rates. Gains and losses on derivative financial instruments which are hedges of foreign currency assets or liabilities are recorded at market value and changes in market value are recognized in results of operations in the current period. Gains and losses on cross-currency interest rate swaps that are used to hedge our net investments in foreign subsidiaries are recorded in accumulated other comprehensive income as translation adjustments to the extent of changes in the spot exchange rate. The remaining difference is recorded in our results of operations in the current period.

Fair Value: We apply the fair value measurement guidance of Codification Topic 820, Fair Value Measurements and Disclosure for our financial assets and liabilities that are required to be measured at fair value and for our nonfinancial assets and liabilities that are not required to be measured at fair value on a recurring basis, including goodwill and other identifiable intangible assets. The measurement of fair value requires the use of techniques based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The inputs create the following fair value hierarchy:

•	Level 1 —	Quoted prices for identical instruments in active markets.

•	Level 2 —	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations where inputs are observable or where significant value drivers are observable.

•	Level 3 —	Instruments where significant value drivers are unobservable to third parties.

When available, we use quoted market prices to determine the fair value of our financial instruments and classify such items in Level 1. In some cases, we use quoted market prices for similar instruments in active markets and classify such items in Level 2.

4. Business Combinations

During 2009, we completed four acquisitions of new subsidiaries and made additional investments in companies in which we had an existing minority ownership interest. Total additions to goodwill for these transactions was $76.6 million. In addition, we made or accrued contingent purchase price payments of $133.2 million, which were included in goodwill. Approximately $44.8 million of the goodwill recorded in these acquisitions is expected to be deductible for income tax purposes. Further, we also acquired additional equity in certain of our majority owned subsidiaries. In accordance with Codification Topic 810, these transactions are accounted for as equity transactions and no additional goodwill was recorded. None of the transactions referred to above were material to our results of operations or financial position.

Valuation of these acquired companies was based on a number of factors, including specialized know-how, reputation, geographic coverage, competitive position and service offerings. Our acquisition strategy has been focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of our various strategic business platforms through the expansion of their geographic area and/or their service capabilities to better serve our clients. Consistent with our acquisition strategy and past practice, most acquisitions completed in 2009 included an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at fair value and are remeasured at each reporting period and changes in fair value are recorded in results of operations.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For each of our acquisitions, we undertake a detailed review to identify other intangible assets and a valuation is performed for all such identified assets. We use several market participant measurements to determine fair value. This approach includes consideration of similar and recent transactions, as well as utilizing discounted expected cash flow methodologies and when available and as appropriate, we use comparative market multiples to supplement our analysis. Like most service businesses, a substantial portion of the intangible asset value that we acquire is the specialized know-how of the workforce, which is treated as part of goodwill and is not required to be valued separately. The majority of the value of the identifiable intangible assets that we acquire is derived from customer relationships, including the related customer contracts, as well as trade names. In executing our acquisition strategy, one of the primary drivers in identifying and executing a specific transaction is the existence of, or the ability to, expand our existing client relationships. The expected benefits of our acquisitions are typically shared across multiple agencies and regions.

5. Intangible Assets

The components of our intangible assets at December 31, 2009 and 2008 were as follows:

			(Dollars in millions)
	2009			2008
	Gross Carrying Value		Net Carrying Value	Gross Carrying Value		Net Carrying Value
		Accumulated Amortization			Accumulated Amortization

Intangible assets subject to
impairment tests:
Goodwill	$8,231.6	$590.4	$7,641.2	$7,787.8	$567.6	$7,220.2

Other identifiable intangible assets
subject to amortization:
Purchased and internally
developed software	$266.2	$202.7	$63.5	$254.8	$191.5	$63.3
Customer related and other	270.7	113.4	157.3	244.6	86.9	157.7

Total	$536.9	$316.1	$220.8	$499.4	$278.4	$221.0

The following table presents the changes in the carrying amount of goodwill at December 31, 2009 and 2008 (dollars in millions):

	2009	2008
Balance at January 1	$7,220.2	$7,318.5
Goodwill related to acquisitions during the year	246.7	358.2
Goodwill related to dispositions during the year	(11.3)	(2.1)
Foreign exchange	185.6	(454.4)

Gross goodwill at December 31	7,641.2	7,220.2
Accumulated impairment losses	—	—

Net goodwill at December 31	$7,641.2	$7,220.2

In connection with the adoption of Codification Topic 805 on January 1, 2009, goodwill related to acquisitions completed during 2009 includes $36.9 million related to goodwill associated with noncontrolling interests.

6. Debt

Lines of Credit:

We have a $2.5 billion credit facility that expires on June 23, 2011. We have the ability to classify outstanding borrowings, if any, under our credit facility as long-term debt. At December 31, 2009 and 2008, our committed and uncommitted lines of credit, including our $2.5 billion credit facility, aggregated $2,900.4 million and $2,870.1 million, respectively. The unused portion of these credit lines was $2,863.3 million and $2,853.9 million at December 31, 2009 and 2008, respectively.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our $2.5 billion credit facility provides back-up liquidity in the event any of our convertible notes are put back to us, as well as support for our commercial paper issuances. The gross amount of borrowings and repayments under the credit facility during 2009 was $21.6 billion, with an average term of 12.4 days. During 2008, the amount of gross borrowings and repayments under the credit facility were $13.4 billion with an average term of 15 days. The gross amount of commercial paper issued and redeemed under our commercial paper program during 2009 was $12.7 billion, with an average term of 5.2 days. During 2008, $14.7 billion of commercial paper was issued and redeemed with an average term of 4.4 days. Depending on market conditions at the time, we either issue commercial paper or borrow under our credit facility or our uncommitted lines of credit to manage our short-term cash requirements primarily related to changes in our day-to-day working capital requirements. As of December 31, 2009 and 2008, we had no commercial paper issuances or borrowings outstanding under our credit facility.

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

Several banks that were in our bank syndicate merged with other global financial institutions. Additionally, during the recent credit crisis several banks in our bank syndicate received capital infusions from their central governments. In the event that a bank in our syndicate were to default on its obligation to fund its commitment under our credit facility or cease to exist and there was no successor entity, the credit facility provides that the remaining banks in the syndicate would only be required to fund advances requested under the credit facility on a pro rata basis up to their total commitment and the portion of the credit facility provided by the defaulting bank would not be available to us.

The credit facilities contain financial covenants limiting the ratio of total consolidated indebtedness to total consolidated EBITDA (for purposes of these covenants EBITDA is defined as earnings before interest, taxes, depreciation and amortization) to no more than 3.0 times. In addition, we are required to maintain a minimum ratio of EBITDA to interest expense of at least 5.0 times. At December 31, 2009, our ratio of debt to EBITDA was 1.4 times and our ratio of EBITDA to interest expense was 13.2 times. We were in compliance with these covenants. In addition, the credit facilities do not limit our ability to declare or pay dividends.

Short-Term Borrowings:

At December 31, 2009 and 2008, we had short-term borrowings of $19.3 million and $16.2 million, respectively, that are primarily comprised of the bank overdrafts of our international subsidiaries. These bank overdrafts are treated as unsecured loans pursuant to our bank agreements. The weighted average interest rate on these bank loans as of December 31, 2009 and 2008 was 8.0% and 8.7%, respectively.

Debt — General:

Our wholly-owned finance subsidiaries Omnicom Capital Inc. (“OCI”) and Omnicom Finance Inc. (“OFI”) provide funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI and OFI’s assets consist of intercompany loans made to our operating subsidiaries and the related interest receivable. OCI and OFI are co-issuers and co-obligors of our 5.90% Senior Notes, 6.25% Senior Notes and Convertible Debt. There are no restrictions in the applicable indentures on the ability of OCI, OFI or us to obtain funds from our subsidiaries through dividends, loans or advances. The 5.90% Senior Notes, 6.25% Senior Notes and Convertible Debt are a joint and several liability of us, OCI and OFI, and we unconditionally guarantee the obligations of OCI and OFI with respect to the 5.90% Senior Notes, 6.25% Senior Notes and Convertible Debt.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-Term Debt:

Long-term debt outstanding at December 31, 2009 and 2008 consisted of the following:

	(Dollars in millions)

	2009	2008
5.90% Senior Notes due April 15, 2016	$996.9	$996.4
6.25% Senior Notes due July 15, 2019	496.9	—
Other notes and loans at rates from 2.8% to 10.0%,
due through 2015	18.6	19.1

	1,512.4	1,015.5
Less current portion	17.8	2.7

Total long-term debt	$1,494.6	$1,012.8

On July 1, 2009, we issued $500 million principal amount of 6.25% Senior Notes due July 15, 2019. The proceeds from the issuance before deducting underwriting commissions and offering expenses were $496.7 million. The 6.25% Senior Notes are senior unsecured notes that rank in equal right of payment with all existing and future unsecured indebtedness and as a joint and several liability of the issuer and the co-obligors.

In connection with the issuance of the 6.25% Senior Notes, we entered into a same-day forward treasury lock agreement to hedge the variability in the expected future cash flows attributable to the risk associated with a change in the designated benchmark treasury rate that was used to price the notes. This agreement was designated as a hedge for accounting purposes. Simultaneously with the pricing of the notes, we terminated and settled the hedge and realized a $2.9 million loss that is included in comprehensive income and is being amortized over the term of the 6.25% Senior Notes.

Convertible Debt:

Convertible debt outstanding at December 31, 2009 and 2008 consisted of the following:

	(Dollars in millions)

	2009	2008
Convertible Notes — due February 7, 2031	$5.8	$847.0
Convertible Notes — due July 31, 2032	252.7	727.0
Convertible Notes — due June 15, 2033	0.1	0.1
Convertible Notes — due July 1, 2038	467.4	467.4

	726.0	2,041.5
Less current portion	—	—

Total convertible debt	$726.0	$2,041.5

In February 2001, we issued $850.0 million aggregate principal amount of Liquid Yield Option Notes due February 7, 2031 (“2031 Notes”). In prior years, $3.0 million principal amount of notes were put back to us reducing the total outstanding balance to $847.0 million at December 31, 2008. In 2009, $841.2 million principal amount of notes were put back to us reducing the total outstanding balance to $5.8 million at December 31, 2009.

In March 2002, we issued $900.0 million aggregate principal amount of Zero Coupon Zero Yield Convertible Notes due July 31, 2032 (“2032 Notes”). The notes are senior unsecured zero-coupon securities that were convertible at issuance into 16.4 million shares of our common stock, implying a conversion price of $55.01 per common share, subject to normal anti-dilution adjustments. These notes are convertible at a specified ratio only upon the occurrence of certain events, including: if our common shares trade above certain levels, if we effect extraordinary transactions or if our long-term debt credit ratings are downgraded at least two notches from their December 31, 2009 level of A- to BBB or lower by S&P, or from their December 31, 2009 level of Baa1 to Baa3 or lower by Moody’s. These events would not, however, result in an adjustment of the number of shares issuable upon conversion. Holders of these notes have the right to put the notes back to us for cash in August of each year and we have agreed not to redeem the notes for cash before July 31, 2010. There are no events that accelerate the

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

noteholders’ put rights. Beginning in August 2007 and every six months thereafter, if the market price of our common shares exceeds certain thresholds, we may be required to pay contingent cash interest for that period. Our initial calculation in August 2007 and subsequent calculations did not require us to pay contingent interest. In prior years, $173.0 million principal amount of notes were put back to us reducing the total outstanding balance at December 31, 2006 to $727.0 million. In 2009, $474.3 million principal amount of notes were put back to us reducing the outstanding balance at December 31, 2009 to $252.7 million.

In June 2003, we issued $600.0 million aggregate principal amount of Zero Coupon Zero Yield Convertible Notes due June 15, 2033 (“2033 Notes”). The notes are senior unsecured obligations that were convertible at issuance into 11.7 million shares of our common stock, implying a conversion price of $51.50 per common share, subject to normal anti-dilution adjustments. These notes are convertible at the specified ratio only upon the occurrence of certain events, including: if our common shares trade above certain levels, if we effect extraordinary transactions or if our long-term debt credit ratings are downgraded from their December 31, 2009 level to Ba1 or lower by Moody’s or BBB- or lower by S&P. The occurrence of these events will not result in an adjustment of the number of shares issuable upon conversion. Holders of these notes have the right to put the notes back to us for cash on June 15, 2010, 2013, 2018, 2023 and on each June 15 annually thereafter through June 15, 2032 and we have a right to redeem the notes for cash beginning on June 15, 2010. There are no events that accelerate the noteholders’ put rights. Beginning in June 2010, if the market price of our common shares exceeds certain thresholds, we may be required to pay contingent cash interest. The majority of the 2033 Notes were amended in June 2006, as discussed below, and the amended notes are referred to as our Zero Coupon Zero Yield Convertible Notes due 2038 (“2038 Notes”).

Our 2031, 2032, 2033 and 2038 Notes (collectively the “Notes”) provide the noteholders with certain rights that we consider to be embedded derivatives. Embedded derivatives could be required to be bifurcated and accounted for separately from the underlying host instrument. The noteholders’ rights considered for bifurcation were: (1) an embedded conversion option to convert the bonds into shares of our common stock; (2) the right to put the Notes back to us for repayment (noteholders’ put right) and our agreement to not call the Notes up to specified dates (no call right); and (3) the right to collect contingent cash interest from us if certain criteria are met. As discussed below, the embedded derivatives were not required to be bifurcated or had no impact on the carrying value of the Notes and accordingly, the Notes are carried at their value due at maturity.

Specifically, the embedded conversion options qualified for the exception covering convertible bonds and we are not required to separately account for the embedded conversion option. The embedded conversion options met the criteria and would, if converted, be accounted for in equity as if they were freestanding derivatives. We are not required to separately value and account for the noteholders’ put right and the no call right. These rights were considered to be clearly and closely related to the underlying Notes and are not contingently exercisable. Additionally, the debt was not issued with a substantial discount or premium. Lastly, the noteholders’ right to collect contingent cash interest is a derivative and is required to be marked to market value each reporting period with changes recorded in interest expense. The value of this right is primarily linked to the price of our common stock and not the debt host contract. Therefore, it is not clearly and closely related to our debt and is required to be separately accounted for. For each of the Notes at issuance and through December 31, 2005, this right had nominal value. For the periods ended December 31, 2009 and 2008, there was no value ascribed to these rights.

In August 2004 and November 2004, we amended the indentures governing the 2031 Notes, the 2032 Notes and the 2033 Notes. The amendments to all three indentures were similar with respect to settlement of the notes on put or conversion. We amended the provisions regarding payment to the noteholders in the event of a put. Previously, we could satisfy the put obligation in cash, shares or a combination of both, at our option. The amendments provide that we can only satisfy the put obligation in cash. We also amended the provisions regarding payment to the noteholders in the event the noteholders exercise their conversion right. Previously, we were required to satisfy the conversion obligation of each note by delivering the underlying number of shares, as adjusted, into which the note converts. The amendments provide that the conversion obligation is equal to a conversion value determined on the day of conversion, calculated by multiplying the share price at the close of business on that day by the underlying number of shares into which the note converts. We then satisfy the conversion value by paying the initial principal amount of the note in cash and the balance of the conversion value in cash or shares, at our option. Further, the amended notes qualified for the exception, covering convertible bonds and we are not required to separately account for the fair value of the embedded conversion option after issuance. At the same time we amended the indenture provisions governing settlement on put or conversion, we also amended the provisions of 2031 Notes and the 2032

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Notes governing the payment of contingent cash interest. As discussed in Note 2, we retrospectively adopted revisions to Codification Topic 470 as it applies to our Convertible Notes.

In June 2006, our 2033 Notes were amended to extend the maturity of the notes from June 15, 2033 to July 1, 2038. The additional amendments conformed other terms of the notes for the extension of the maturity date, as well as amending the comparable yield. On June 21, 2006, we repurchased $132.5 million of notes that were put to us. Of the remaining $467.5 million of notes as of June 30, 2006, noteholders holding a combined amount of $428.1 million of notes consented to the amendments, were paid $27.50 per $1,000 note and their notes were amended. The total supplemental interest payment of $11.7 million was amortized ratably over a twenty-four-month period to the next put date. During the first quarter of 2007, substantially all of the remaining holders of the 2033 Notes exchanged their notes for 2038 Notes reducing the aggregate principal amount of the 2033 Notes outstanding to $0.1 million. No supplemental interest payment or fee was paid to the noteholders who exchanged their notes. In June 2008, none of the 2033 or 2038 Notes were put back to us for repurchase. The next put date for the 2033 Notes and 2038 Notes is June 15, 2010.

In July 2006, we offered to pay a supplemental interest payment of $32.50 per $1,000 principal amount of notes to holders of our 2032 Notes as of August 1, 2006 that did not put their notes back to us. On August 4, 2006, we repurchased $165.2 million of our 2032 Notes that were put to us. With respect to the remaining $727.0 million of notes, noteholders were paid a total supplemental interest payment of $23.6 million on August 2, 2006 which was amortized ratably over a 12-month period to the next put date.

In February 2008, we offered to pay a supplemental interest payment of $9.00 per $1,000 principal amount of notes to holders of our 2031 Notes as of February 4, 2008 who did not put their notes back to us. None of the 2031 Notes were put back to us and on February 8, 2008, noteholders were paid a total supplemental interest payment of $7.6 million which was amortized ratably over a 12-month period to the next put date.

In July 2008, we offered to pay a supplemental interest payment of $25.00 per $1,000 principal amount of notes to holders of our 2032 Notes as of July 31, 2008 and we offered to eliminate Omnicom’s right to redeem the 2032 Notes prior to August 2, 2010, provided that the noteholders deliver a valid consent, agree not to put their notes back to us and waive their rights to contingent cash interest payable from October 31, 2008 through and including August 1, 2010. Substantially all of the noteholders consented to the amendments and all of the 2032 Notes remain outstanding. Noteholders were paid a total supplemental interest payment totaling $18.1 million that was amortized ratably over a 12-month period to the next put date. The next put date for the 2032 Notes is July 31, 2010.

On February 9, 2009, holders of $841.2 million aggregate principal amount of our 2031 Notes put their notes back to us for purchase at par and $5.8 million of 2031 Notes remained outstanding. We borrowed $814.4 million under our credit facility and received $26.8 million from unaffiliated equity investors in a partnership we control to fund the purchase of the 2031 Notes. We repurchased and retired $295.2 million aggregate principal amount of the 2031 Notes that had been put. We loaned the partnership $493.4 million and contributed $25.8 million as our equity investment. The partnership used the proceeds from the loan which it combined with the total contributed equity to purchase the remaining $546.0 million aggregate principal amount of the 2031 Notes that were put. The partnership is consolidated in accordance with Codification Topic 810, Consolidation, and as a result, all of the 2031 Notes held by the partnership are eliminated in consolidation.

On February 12, 2009, we paid a supplemental interest payment of $50.00 per $1,000 principal amount of notes to holders of our 2031 Notes. As a result, the partnership was paid a supplemental interest payment of $27.3 million and other noteholders who did not put their notes were paid a supplemental interest payment of $0.3 million. The loan made to the partnership bore interest at 3.35% per annum. On consolidation, interest income from the loan to the partnership offsets interest expense from the amortization of the supplemental interest payment made to the partnership resulting in net interest expense of $7.0 million for the year ended December 31, 2009.

In December 2009, the partnership was liquidated and the remaining $546.0 million of our 2031 Notes held by the partnership were permanently retired and the loan was repaid.

On August 6, 2009, we paid a supplemental interest payment of $7.6 million to holders of our 2032 Notes who did not put their notes back to us. A total of $474.3 million of our 2032 Notes were put back to us for repurchase and a

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

total of $252.7 million of our 2032 Notes remain outstanding. The supplemental interest payment is being amortized ratably over a twelve-month period to the next put date.

Interest Expense:

For the years ended December 31, 2009, 2008 and 2007, our gross interest expense was $122.2 million, $124.6 million and $106.9 million, respectively. Interest expense for our 5.90% Senior Notes and 6.25% Senior Notes was $76.4 million, $60.2 million and $60.2 million in 2009, 2008 and 2007, respectively. Included in interest expense is amortization of supplement interest payments of $22.7 million, $17.1 million and $23.9 million related to our convertible notes in 2009, 2008 and 2007, respectively. The remainder of our interest expense in these years was related to borrowings under our credit facility, commercial paper issuances and short-term borrowings.

Maturities:

The aggregate stated maturities of our long-term debt and convertible debt at December 31, 2009, are as follows:

(Dollars in millions)
2010	$ 17.8
2011	0.7
2012	0.1
2013	0.0
2014	0.0
2015	0.0
Thereafter	2,219.8

7. Segment Reporting

Our wholly and partially owned agencies operate within the advertising, marketing and corporate communications services industry. These agencies are organized into agency networks, virtual client networks, regional reporting units and operating groups. Consistent with the fundamentals of our business strategy, our agencies serve similar clients, in similar industries, and in many cases the same clients across a variety of geographic regions. In addition, our agency networks have similar economic characteristics and similar long-term operating margins, as the main economic components of each agency are the salary and service costs associated with providing professional services, the office and general costs associated with office space and occupancy, and the provision of technology requirements which are generally limited to personal computers, servers and off-the-shelf software. Therefore, given these similarities, we aggregate our operating segments, which are our five agency networks, into one reporting segment.

A summary of our revenue and long-lived assets and goodwill by geographic area for the years then ended, and at December 31, 2009, 2008 and 2007 is presented below (dollars in millions):

	Americas	EMEA	Asia/Australia
2009
Revenue	$6,855.0	$4,076.5	$789.2
Long-Lived Assets and Goodwill	5,642.3	2,549.0	127.2

2008
Revenue	$7,644.7	$4,869.5	$845.7
Long-Lived Assets and Goodwill	5,468.5	2,352.1	119.2

2007
Revenue	$7,392.8	$4,543.7	$757.5
Long-Lived Assets and Goodwill	5,262.7	2,638.5	123.9

The Americas is primarily comprised of the U.S., Canada and Latin American countries. EMEA is primarily comprised of various Euro currency countries, the United Kingdom, the Middle-East and Africa and other European

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

countries that have not adopted the European Union Monetary standard. Asia/Australia is primarily comprised of China, Japan, Korea, Singapore, Australia and other Asian countries.

8. Cost Method Investments

Our cost method investments are primarily comprised of equity interests of less than 20% in various privately held companies. The cost method is used when we own less than a 20% equity interest and do not exercise significant influence over the operating and financial policies of the investee. The total carrying value of our cost method investments was $27.3 million and $36.5 million at December 31, 2009 and 2008, respectively and are included in other assets in our consolidated balance sheets.

9. Equity Method Investments

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

Our total equity investments did not exceed 1.7% of our total assets, our proportionate share of our affiliates’ total assets did not exceed 2.9% of our total assets, and individually and in the aggregate, our proportionate share of our affiliates’ income before income taxes did not exceed 4.5% of our total income before income taxes. Accordingly, summarized financial information of our affiliates is not required to be disclosed as these affiliates are not material to our financial position or results of operations.

For the years ended December 31, 2009, 2008 and 2007, our equity interest in the net income of these affiliated companies was $30.8 million, $42.0 million and $38.4 million, respectively. Our equity interest in the net assets of these affiliated companies was $156.9 million and $162.0 million at December 31, 2009 and 2008, respectively. Owners of interests in certain of our affiliated companies have the right in certain circumstances to require us to purchase additional ownership interests at fair value as defined in the applicable agreements. The intent of the parties is to approximate fair value at the time of redemption by using a multiple of earnings, which is consistent with generally accepted valuation practices used by market participants in our industry. The terms of these rights vary for each arrangement and the ultimate amount payable in the future also varies based upon the future earnings of the affiliated companies, changes in the applicable foreign currency exchange rates and, if exercised, the timing of the exercise of these rights.

Upon the exercise by a majority shareholder of the redemption right provided for in the shareholder’s agreement of one of our affiliate investments in the Middle East, we acquired a controlling interest in the affiliate in the fourth quarter of 2009. Our investment was previously accounted for under the equity method. Upon the purchase of these shares, in accordance with Codification Topic 805, we recorded a gain of $41.3 million in results of operations to reflect the remeasurement at fair value of our investment held prior to the purchase. The purchase price for the additional 41% interest was negotiated at fair value in an arms-length transaction. The difference between the fair value of our shares and the carrying value of our investment held prior to the acquisition resulted in the remeasurement gain. In addition, we performed a valuation of the business and confirmed the fair value used to determine the remeasurement gain. We used the following valuation methodologies to confirm the fair value: the income approach which utilized discounted expected future cash flows and comparative market participant multiples of EBITDA (earnings before interest, income taxes, depreciation and amortization).

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Share-Based Compensation Plans

Our equity incentive compensation plan adopted in 2007 (“2007 Incentive Award Plan”) reserved 37.0 million shares of our common stock for options, restricted stock and other awards. The 2007 Incentive Award Plan also permits forfeited shares that were issued as restricted stock awards and option grants under the current and prior award plans to be reissued. Under the 2007 Incentive Award Plan, the exercise price of options awarded may not be less than 100% of the market price of the stock at the date of grant and the option term cannot be longer than ten years from the date of grant. The terms of each award and the times at which each award is exercisable are determined by the Compensation Committee of the Board of Directors. It is anticipated that the full vesting period for awards will generally be three years. Generally our option grants become exercisable 30% on each of the first two anniversary dates of the grant date with the final 40% becoming exercisable three years from the grant date.

As a result of the adoption of the 2007 Incentive Award Plan in 2007, no new awards may be granted under our prior award plans.

Our current and prior award plans do not permit the holder of an award to elect cash settlement under any circumstances.

Total pre-tax share-based employee compensation cost for the years ended December 31, 2009, 2008 and 2007, was $78.6 million, $59.3 million and $68.7 million, respectively. At December 31, 2009, total unamortized share-based compensation at that will be expensed over the next five years was $180.8 million.

Stock Options:

Options included under all incentive compensation plans, all of which were approved by our shareholders, for the past three years are:

	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Shares under option, beginning of year	23,398,301	$36.87	21,711,535	$38.26	23,881,610	$37.44
Options granted under 2007
Incentive Award Plan	22,620,000	23.73	3,520,000	25.48	120,000	52.83
Options exercised	(545,586)	31.18	(1,630,734)	30.40	(2,097,251)	29.43
Options forfeited / repurchased	(4,640,000)	39.52	(202,500)	40.57	(192,824)	41.63

Shares under option, end of year	40,832,715	$29.37	23,398,301	$36.87	21,711,535	$38.26

Options exercisable at year-end	16,325,715	$37.46	19,794,301	$38.82	21,591,535	$38.18

The following table summarizes the information above about options outstanding and options exercisable at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices (in dollars)	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 39.16	1,564,000	1 year	$39.16	1,564,000	$39.16
31.18 to 43.58	11,713,411	1-2 years	36.77	11,713,411	36.77
43.04 to 46.77	1,920,304	2-3 years	46.26	1,920,304	46.26
52.83	120,000	4-5 years	52.83	72,000	52.83
25.48 to 25.80	3,520,000	8-9 years	25.48	1,056,000	25.48
23.40 to 38.50	21,995,000	9-10 years	23.74	—	—

	40,832,715			16,325,715

The weighted average fair value, calculated on the basis summarized below, of each option granted was $3.62, $3.78 and $8.01 for 2009, 2008 and 2007, respectively. The fair value of each option grant has been determined on the date of grant using the Black-Scholes option valuation model and are typically amortized to expense over the vesting

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

period. The Black-Scholes assumptions (without adjusting for the risk of forfeiture and lack of liquidity) were as follows:

	2009	2008	2007
Expected option lives	5.0 years	5.0 years	3.5 years
Risk free interest rate	1.7% - 2.5%	1.5%	4.0%
Expected volatility	19.6% - 24.1%	19.3% - 19.4%	14.7%
Dividend yield	1.5% - 2.5%	2.3%	1.1%

Restricted Shares:

Changes in outstanding shares of restricted stock for the three years ended December 31, 2009 were as follows:

	2009	2008	2007
Restricted shares at beginning of year	4,473,981	4,297,967	4,162,718
Number granted	664,217	1,800,992	1,639,761
Number vested	(1,426,456)	(1,232,061)	(1,243,605)
Number forfeited	(239,813)	(392,917)	(260,907)

Restricted shares at end of year	3,471,929	4,473,981	4,297,967

The weighted average per share grant date fair value of restricted shares at December 31, 2009, 2008 and 2007 was $44.04, $45.70 and $44.94, respectively. The weighted average per share fair value for restricted shares granted in 2009, 2008 and 2007 was $32.87, $44.72 and $51.32, respectively.

All restricted shares were sold at a price per share equal to their par value. The difference between par value and market value on the date of the grant is charged to additional paid-in capital and is amortized to expense over the restriction period. The restricted shares typically vest in 20% annual increments provided the employee remains in our employ.

Restricted shares may not be sold, transferred, pledged or otherwise encumbered until the forfeiture restrictions lapse. Under most circumstances, the employee must resell the shares to us at par value if the employee ceases employment prior to the end of the restriction period.

ESPP:

We have an employee stock purchase plan (“ESPP”) that enables employees to purchase our common stock through payroll deductions over each plan quarter at 95% of the market price on the last trading day of the plan quarter. Prior to December 1, 2008, the employee purchase price was 85% of the market price on the last trading day of the plan quarter. Purchases are limited to 10% of eligible compensation as defined by the Employee Retirement Income Security Act of 1974 (“ERISA”). During 2009, 2008 and 2007, employees purchased 418,237 shares, 658,681 shares and 513,429 shares, respectively, all of which were treasury shares, for which $12.0 million, $22.4 million and $22.2 million, respectively, was paid to us. At December 31, 2009, 9,985,545 shares remain reserved for the ESPP.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes

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

Income before income taxes and income tax expense for the three years ended December 31, 2009 is as follows:

	(Dollars in millions)
	2009	2008	2007
Income before income taxes:
Domestic	$598.8	$751.9	$736.2
International	675.4	863.2	848.9

	$1,274.2	$1,615.1	$1,585.1

Income tax expense:
Current:
Federal	$58.2	$101.6	$133.8
State and local	11.8	16.1	12.0
International	198.5	224.0	234.1

	268.5	341.7	379.9

Deferred:
Federal	146.9	161.6	131.4
State and local	14.2	22.0	7.6
International	4.0	17.4	18.0

Total Deferred	165.1	201.0	157.0

	$433.6	$542.7	$536.9

Our effective income tax rate varied from the statutory federal income tax rate as a result of the following factors:

	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local taxes on income,
net of federal income tax benefit	1.3	1.5	0.8
International subsidiaries’ tax rate differentials	(2.7)	(3.7)	(2.8)
Other	0.4	0.8	0.9

Effective rate	34.0%	33.6%	33.9%

Included in income tax expense is $3.8 million, $0.7 million and $2.8 million of interest, net of tax benefit and penalties related to tax positions taken on our tax returns for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009 and 2008, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was $15.6 million and $10.4 million, respectively.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets and liabilities at December 31, 2009 and 2008 consisted of the following (dollars in millions):

	2009	2008
Deferred tax assets:
Compensation and severance	$261.5	$296.6
Tax loss and credit carryforwards	181.7	215.8
Basis differences arising from acquisitions	32.7	36.7
Basis differences from short-term assets and liabilities	35.1	37.4
Basis differences arising from investments	8.4	10.0
Other	3.4	35.1

Total deferred tax assets	522.8	631.6

Valuation allowance	(67.8)	(64.1)

Total deferred tax assets net of valuation allowance	$455.0	$567.5

Deferred tax liabilities:
Financial instruments	$431.9	$416.1
Basis differences arising from tangible and deductible intangible assets	367.0	298.1

Total deferred tax liabilities	$798.9	$714.2

Total deferred tax (liability) asset	$(343.9)	$(146.7)

The following table presents information regarding the classification of our net deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 (dollars in millions):

	2009	2008
Assets:
Net current deferred tax assets	$104.2	$120.2
Long-term deferred tax assets, net – international	40.0	45.2

	$144.2	$165.4

Liabilities:
Long-term deferred tax liabilities, net – U.S	$488.1	$312.1

Total deferred tax (liability) asset	$(343.9)	$(146.7)

The net current deferred tax assets are included in our balance sheet in other current assets.

A significant portion of our deferred tax liability provided for financial instruments at December 31, 2009 and 2008 relates to our convertible notes, the majority of which is included in long-term deferred tax liabilities on our balance sheet.

We have concluded that it is more likely than not that we will be able to realize our net deferred tax assets in future periods because results of future operations are expected to generate sufficient taxable income. The valuation allowance of $67.8 million and $64.1 million at December 31, 2009 and 2008, respectively, relates to tax loss and credit carryforwards in the U.S. and international jurisdictions. Our tax loss and credit carryforwards are available to us for periods generally in a range of 5 to 20 years, which is in excess of the forecasted utilization of such carryforwards. To the extent that our actual future tax deductions for share-based compensation are less than the deferred tax assets resulting from recording book share-based compensation expense, we expect to have a sufficient pool of windfall tax benefits within our hypothetical additional paid-in-capital (the “APIC Pool”) available to offset any potential future shortfalls. The APIC Pool resulted from the amount by which our prior year tax deductions exceeded the cumulative book share-based compensation expense recognized in our financial statements.

We have not provided U.S. federal and state income taxes on cumulative earnings of certain foreign subsidiaries that have been indefinitely reinvested outside the United States. Determination of the amount of this tax liability on the rate differential of the U.S. income taxes in excess of the foreign taxes on any remittances of the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation. Changes in tax

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rules may affect our future reported financial results or the way we conduct our business. In May 2009, several proposals to revise U.S. tax laws were announced, including a proposal to reduce or eliminate the deferral of U.S. income tax on our unrepatriated earnings, to defer tax deductions allocable to non-U.S. earnings until such earnings are repatriated, and to change the calculation of the U.S. foreign tax credit. It is unclear whether these proposed tax changes will be enacted, or if enacted, what the scope of the changes will be. Depending on their content, such revisions could negatively affect our results of operations and financial position.

A year-over-year reconciliation of our unrecognized tax benefits is as follows (dollars in millions):

	2009	2008
Balance at beginning of the year	$65.3	$67.2

Additions:
Current year tax positions	15.9	10.7
Prior year tax positions	124.6	7.1
Reduction of prior year tax positions	(2.0)	(2.0)
Settlements	(1.8)	(10.0)
Lapse of statute of limitations	(0.7)	(4.2)
Foreign currency exchange rates	1.5	(3.5)

Balance at the end of the year	$202.8	$65.3

Approximately $87.8 million and $52.3 million of the total liability for uncertain tax positions recorded in our consolidated balance sheets at December 31, 2009 and 2008, respectively, would affect our effective tax rate upon resolution of the uncertain tax positions. During 2009, an uncertain tax position for a foreign subsidiary was resolved. This resolution, which we did not expect to occur until sometime in 2010 or 2011, resulted in an increase of $12.9 million in both income tax expense and unrecognized tax benefits, including interest. Also during 2009, we recorded an increase in our deferred tax assets and a reduction in income tax expense of $11.0 million, resulting from recognition of tax credits from a foreign jurisdiction.

During 2009, we reclassified $99.8 million of long-term deferred tax liabilities relating to certain temporary state income tax deductions that may be challenged by the taxing authorities to unrecognized tax benefits. Previously, these temporary deductions had been included in long-term deferred tax liabilities. Accordingly, there was no impact to our effective tax rate. Any loss of these deductions will not affect our effective tax rate upon resolution.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. The ARRA provides an election where qualifying cancellation of indebtedness income can be deferred and included in taxable income ratably over the five taxable years beginning in 2014 and ending in 2018. During the first quarter of 2009, we retired $295.2 million of our 2031 Notes. The retirement of these 2031 Notes resulted in a tax liability of approximately $73 million. During the third quarter of 2009, we retired $474.3 million of our 2032 Notes. The retirement of these 2032 Notes resulted in a tax liability of approximately $105 million. During the fourth quarter of 2009, the partnership formed for the purpose of purchasing a portion of our 2031 Notes that were put back to us in February 2009, was dissolved and $546.0 million of our 2031 Notes were permanently retired. The retirement of these 2031 Notes resulted in a tax liability of approximately $150 million. These liabilities, which were previously recorded, are included in our balance sheet in our deferred tax liabilities. In accordance with the ARRA, we expect to pay them during the deferral period beginning in 2014 and continuing through 2018.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Pension and Other Postemployment Benefits

Defined Contribution Plans:

Our domestic and international subsidiaries provide retirement benefits for their employees primarily through defined contribution plans. Company contributions to the plans, which are determined by the boards of directors of the subsidiaries, vary by subsidiary and have generally been in amounts up to the maximum percentage of total eligible compensation of participating employees that is deductible for income tax purposes. Expenses related to the Company’s contributions to these plans were $75.7 million in 2009, $96.7 million in 2008 and $99.8 million in 2007.

Defined Benefit Pension Plans — Overview:

Certain of our subsidiaries sponsor noncontributory defined benefit pension plans, including two pension plans related to our U.S. businesses and twenty-seven pension plans related to our non-U.S. businesses. These plans provide benefits to employees based on formulas recognizing length of service and earnings. The U.S. pension plans cover approximately 1,500 participants and have been closed to new participants. The non-U.S. pension plans cover approximately 4,900 participants, are not covered by ERISA and include plans required by local requirements.

In addition, we have a Senior Executive Restrictive Covenant and Retention Plan (the “Retention Plan”) for certain executive officers of Omnicom selected to participate by the Compensation Committee of the Board of Directors. The Retention Plan was adopted to secure non-competition, non-solicitation, non-disparagement and ongoing consulting services from such executive officers, and to strengthen the retention aspect of executive officer compensation. The Retention Plan provides for annual payments to its participants or to their beneficiaries upon termination following at least seven years of service with Omnicom or its subsidiaries. A participant’s annual benefit is payable for the 15 consecutive calendar years following termination, but in no event prior to age 55 and is equal to the lesser of (i) the participant’s final average pay times an applicable percentage, which is based upon the executive’s years of service as an executive officer, not to exceed 35% or (ii) $1.25 million.

The assets, liabilities and expense associated with these plans are not material to our results of operations or financial position.

Postemployment Arrangements — Overview:

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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Defined Benefit Pension Plans:

The components of net periodic benefit cost for our defined benefit pension plans for the three years ended December 31, 2009 are as follows (dollars in millions):

	2009	2008	2007
Service cost	$4.4	$7.1	$6.4
Interest cost	6.7	7.0	6.5
Expected return on plan assets	(3.6)	(5.4)	(5.3)
Amortization of prior service cost	2.5	2.1	2.4
Amortization of actuarial (gains) losses	1.6	0.8	1.2
Curtailments and settlements	1.4	0.8	—

Total cost	$13.0	$12.4	$11.2

Included in accumulated other comprehensive income at December 31, 2009 and 2008 were unrecognized actuarial gains and losses, and unrecognized prior service cost of $41.0 million, $25.8 million net of tax and $48.7 million, $30.2 million net of tax, respectively, that have not yet been recognized in the net periodic benefit cost related to our defined benefit pension plans.

The unrecognized actuarial gains and losses and unrecognized prior service cost included in accumulated other comprehensive income, and expected to be recognized in net periodic benefit cost during the fiscal year ended December 31, 2010, is $4.1 million.

The weighted average assumptions used to determine the net periodic benefit cost for our defined benefit pension plans for the three years ended December 31, 2009 were:

	2009	2008	2007
Discount rate	5.33%	5.09%	5.17%
Compensation increases	1.88%	3.19%	3.17%
Expected return on plan assets	5.64%	5.77%	6.01%

For our domestic defined benefit pension plans, the expected long-term rate of return for plan assets is based on several factors, including current and expected asset allocations, historical and expected returns on various asset classes and current, and future market conditions. A total return investment approach using a mix of equities and fixed income investments maximizes the long-term return. This strategy is intended to minimize plan expenses by achieving long-term returns in excess of the growth in plan liabilities over time. The discount rate used to compute net periodic benefit cost is based on yields of available high-quality bonds and reflects the expected cash flow as of the measurement date.

For our international defined benefit pension plans, the expected returns on plan assets and discount rates for these plans are determined based on local factors, including each plan’s investment approach, local interest rates and plan participant profiles.

Due to the significant decline in the global debt and equity markets and the actual performance of our plan assets during 2008, we adjusted our asset allocation in 2009 to reduce the volatility of our plan assets. These changes have been reflected in the long-term rate of return for plan assets, which has been reduced to 5.64% in 2009, from 5.77% for 2008.

Experience gains and losses and the effects of changes in actuarial assumptions are amortized over a period no longer than the expected average future service of active employees.

Our funding policy is to contribute amounts sufficient to meet minimum funding requirements in accordance with the applicable employee benefit and tax laws that the plans are subject to, plus such additional amounts as we may determine to be appropriate. In 2009, 2008 and 2007, we contributed $6.4 million, $5.9 million and $11.6 million, respectively, to our defined benefit pension plans. We do not expect our 2010 contributions to differ materially from our contributions in 2009.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2009 and 2008, the benefit obligations, fair value of plan assets and the funded status of our defined benefit pension plans were (dollars in millions):

	2009	2008
Benefit Obligation
Benefit obligation at January 1	$134.2	$135.8
Service cost	4.4	7.1
Interest cost	6.7	7.0
Plan amendments	—	(4.1)
Actuarial (gains) losses	1.2	(6.4)
Benefits paid	(26.4)	(7.1)
Foreign currency exchange rates	0.8	1.9

Benefit obligation at December 31	$120.9	$134.2

Fair Value of Plan Assets
Fair value of assets at January 1	$64.4	$84.1
Actual return on plan assets	7.3	(19.9)
Employer contributions	6.4	5.9
Benefits paid	(26.4)	(7.1)
Foreign currency exchange rates	0.7	1.4

Fair value of plan assets at December 31	$52.4	$64.4

Funded Status at December 31	$(68.5)	$(69.8)

At December 31, 2009 and 2008, the amounts related to our defined benefit pension plans recognized in our consolidated balance sheets were (dollars in millions):

	2009	2008
Other assets	$1.3	$0.7
Other current liabilities	(1.9)	(2.8)
Other long-term liabilities	(67.9)	(67.7)

	$(68.5)	$(69.8)

The accumulated benefit obligations for our defined benefit pension plans at December 31, 2009 and 2008 were $111.7 million and $124.6 million, respectively.

At December 31, 2009 and 2008, our defined benefit pension plans with benefit obligations in excess of plan assets were (dollars in millions):

	2009	2008
Benefit obligation	$109.0	$125.2
Plan assets	39.3	54.6

	$69.7	$70.6

The weighted average assumptions used to determine the benefit obligation for our defined benefit pension plans at December 31, 2009 and 2008 were:

	2009	2008
Discount rate	5.29%	5.01%
Compensation increases	1.88%	3.20%

The estimated future benefit payments expected to be paid are as follows (dollars in millions):

2010	2011	2012	2013	2014	2015-2019	Thereafter
$9.1	$3.4	$3.6	$5.9	$5.4	$32.0	$61.5

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of plan assets at December 31, 2009 is as follows (dollars in millions):

	Level 1	Level 2	Level 3	Total
Cash	$0.2			$0.2
Mutual funds (a)	28.5			28.5
Unit trusts (b)	17.9			17.9
Insurance contracts (c)			$5.6	5.6
Other	—	$0.2	—	0.2

	$46.6	$0.2	$5.6	$52.4

(a)

Equity funds represent 76% of the total and are primarily composed of U.S. large-cap and mid-cap companies, international companies and emerging market companies. Debt funds represent 24% of the total and are primarily composed of U.S. Treasury securities, corporate debt and mortgage securities.

(b)

Equity funds represent 51% of the total and are primarily composed of U.K. large-cap companies and U.K., U.S. and Euro zone equity index funds. Debt funds represent 49% of the total and are composed of U.K. Gilts and U.K. and Euro zone corporate bonds.

(c)	Insurance contracts are primarily composed of guaranteed insurance contracts in Japan and Korea.

The fair value measurement of plan assets at December 31, 2009 using Level 3 inputs is as follows (dollars in millions):

Insurance Contracts
Beginning balance at January 1, 2009	$5.8
Actual return on assets	0.1
Purchases, sales and settlements, net	(0.3)

Balance at December 31, 2009	$5.6

The weighted average asset allocations at December 31, 2009 and 2008 were:

	2009		2008
	Target Allocation	Actual Allocation	Actual Allocation
Cash and cash equivalents	2%	1%	29%
Mutual funds	51	54	44
Unit trusts	34	34	17
Insurance contracts	11	11	9
Other	2	—	1

	100%	100%	100%

Risk tolerance for these plans is established through careful consideration of plan liabilities, funded status and evaluation of the overall investment environment. The investment portfolios contain a diversified blend of equity and fixed-income investments. Equity investments are diversified across geography and market capitalization through investment in large and small capitalization U.S. and international equities and U.S. and international debt securities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, and periodic asset / liability studies and investment portfolio reviews.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Postemployment Arrangements:

The components of net periodic benefit cost for the three years ended December 31, 2009 are as follows (dollars in millions):

	2009	2008	2007
Service cost	$1.8	$2.0	$2.0
Interest cost	4.0	4.2	4.2
Expected return on plan assets	N/A	N/A	N/A
Amortization of prior service cost	0.8	0.6	0.4
Amortization of actuarial (gains) losses	0.5	0.3	0.1
Other	—	—	—

Total cost	$7.1	$7.1	$6.7

Included in accumulated other comprehensive income at December, 31, 2009 and 2008 were unrecognized actuarial gains and losses, and unrecognized prior services cost of $25.1 million, $15.1 million net of income taxes and $21.2 million, $12.7 million net of income taxes, respectively, that have not yet been recognized in the net periodic benefit cost related to our postemployment arrangements.

The unrecognized actuarial gains and losses and unrecognized prior service cost included in accumulated other comprehensive income, and expected to be recognized in net periodic benefit cost during the fiscal year ended December 31, 2010, is $1.6 million.

The weighted average assumptions used to determine the net periodic benefit cost for our postemployment arrangements for the three years ended December 31, 2009 were:

	2009	2008	2007
Discount rate	5.25%	5.75%	5.75%
Compensation increases	3.50%	3.50%	3.50%
Expected return on assets	N/A	N/A	N/A

We amortize experience gains and losses and effects of changes in actuarial assumptions over a period no longer than the expected average future service of active employees.

Our postemployment arrangements are unfunded and benefits are paid when due. The benefit obligation is recognized as a liability in our consolidated balance sheets. At December 31, 2009 and 2008, the benefit obligation for postemployment arrangements was (dollars in millions):

	2009	2008
Benefit Obligation
Benefit obligation at January 1	$86.6	$83.8
Service cost	1.8	2.0
Interest cost	3.9	4.2
Plan amendment	2.1	0.7
Actuarial (gains) losses	3.4	5.5
Benefits paid	(10.1)	(9.6)

Benefit obligation at December 31	$87.7	$86.6

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2009 and 2008, the liability for postemployment arrangements was classified as follows (dollars in millions):

	2009	2008
Other current liabilities	$9.9	$11.5
Other long-term liabilities	77.8	75.1

	$87.7	$86.6

The weighted average assumptions used to determine the benefit obligation for our postemployment arrangements at December 31, 2009 and 2008 were:

	2009	2008
Discount rate	5.00%	5.25%
Compensation increases	3.50%	3.50%

The estimated future benefit payments expected to be paid are as follows (dollars in millions):

2010	2011	2012	2013	2014	2015-2019	Thereafter
$9.9	$10.4	$9.8	$9.0	$7.6	$27.9	$13.1

13. Supplemental Data

The components of operating expenses for the three years ended December 31, 2009 were (dollars in millions):

	2009	2008	2007
Salary and service costs	$8,450.6	$9,560.2	$9,008.2
Office and general expenses	1,895.2	2,110.3	2,026.7

Total operating expenses	$10,345.8	$11,670.5	$11,034.9

Supplemental cash flow data for the three years ended December 31, 2009 were (dollars in millions):

	2009	2008	2007
(Increase) decrease in accounts receivable	$410.9	$689.9	$(508.7)
(Increase) decrease in work in progress
and other current assets	113.9	59.2	(23.7)
Increase (decrease) in accounts payable	(10.2)	(778.3)	450.3
Increase (decrease) in customer advances
and other current liabilities	(75.9)	(89.8)	18.2
Change in other assets and liabilities, net	125.7	104.7	305.3

Total change in operating capital	$564.4	$(14.3)	$241.4

Income taxes paid	$270.4	$411.4	$303.5
Interest paid	86.8	126.3	87.7

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Noncontrolling Interests

Changes in our ownership interests in our less than 100% owned subsidiaries during the three years ended December 31, 2009, were as follows (dollars in millions):

	2009	2008	2007
Net income attributed to Omnicom Group Inc	$793.0	$1,000.3	$975.7

Transfers (to) from noncontrolling interests:
Decrease in additional paid-in capital from sale
of shares in noncontrolling interests	—	—	(0.8)
Decrease in additional paid-in capital from purchase
of shares in noncontrolling interests	(25.6)	—	—

Net transfers (to) from noncontrolling interests	(25.6)	—	(0.8)

Changes in net income attributed to Omnicom Group Inc.
and transfers (to) from noncontrolling interests	$767.4	$1,000.3	$974.9

15. Leases

We lease substantially all our office facilities and certain equipment under operating and capital leases that expire at various dates. Certain operating leases provide us with the option to renew for additional periods. Where operating leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. Leasehold improvements made at inception or during the lease term are amortized over the shorter of the asset life or the lease term, which may include renewal periods where the renewal is reasonably assured, and is included in the determination of straight-line rent expense. Certain operating leases require the payment of real estate taxes or other occupancy costs, which may be subject to escalation. Rent expense for the three years ended December 31, 2009, was (dollars in millions):

	2009	2008	2007
Office rent	$396.0	$409.7	$407.1
Third party sublease rent	(18.9)	(22.8)	(22.4)

Total office rent	377.1	386.9	384.7
Equipment rent	65.6	103.7	110.3

Total rent	$442.7	$490.6	$495.0

Future minimum office and equipment base rents under terms of non-cancelable operating and capital leases, reduced by third party sublease rent to be received from existing non-cancelable subleases, are as follows (dollars in millions):

	Operating Leases
	Gross Rent	Sublease Rent	Net Rent
2010	$423.2	$(11.4)	$411.8
2011	334.3	(7.6)	326.7
2012	259.2	(4.1)	255.1
2013	199.0	(2.8)	196.2
2014	167.8	(2.3)	165.5
Thereafter	519.2	(5.5)	513.7

	$1,902.7	$(33.7)	$1,869.0

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital Leases
2010	$19.6
2011	12.3
2012	6.3
2013	3.1
2014	2.9
Thereafter	2.3

Total minimum lease payments	$46.5

After deducting $3.1 million, which represents the interest component of the minimum lease payments, from our capital lease payments of $46.5 million, the present obligation of the minimum lease payments at December 31, 2009 was $43.4 million. At December 31, 2009, the current and long-term portions of our capital lease obligation were $18.7 million and $24.7 million, respectively.

Property under capital leases at December 31, 2009 and 2008 was $69.1 million and $46.5 million, respectively. Amortization expense for property under capital leases was $17.0 million in 2009, $8.5 million in 2008 and $0.8 million in 2007. Accumulated amortization of property under capital leases at December 31, 2009 and 2008 was $27.3 million and $9.8 million respectively.

16. Temporary Equity — Redeemable Noncontrolling Interests

As discussed in Note 2, we adopted EITF D-98 as it related to our redeemable noncontrolling interests.

Owners of interests in certain of our subsidiaries have the right in certain circumstances to require us to purchase additional ownership interests at fair values as defined in the applicable agreements. The intent of the parties is to approximate fair value at the time of redemption by using a multiple of earnings, which is consistent with generally accepted valuation practices by market participants in our industry. These contingent redemption rights are embedded in the equity security at issuance, are not free-standing instruments, do not represent a de facto financing and are not under our control. Prior to the adoption of EITF D-98 on January 1, 2009, we did not record these contingent rights in our balance sheet.

Assuming that the subsidiaries perform over the relevant periods at their current profit levels, at December 31, 2009, the aggregate estimated maximum amount we could be required to pay in future periods is approximately $215 million, of which approximately $171 million relates to obligations that are currently exercisable by the holders. If these rights are exercised, there would be an increase in the net income attributable to Omnicom Group Inc. as a result of our increased ownership and the reduction of net income attributable to noncontrolling interests. The ultimate amount paid could be significantly different because the redemption amount is primarily dependent on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates.

17. Commitments and Contingent Liabilities

Legal Proceedings:

Beginning on June 13, 2002, several putative class actions were filed against us and certain senior executives in the United States District Court for the Southern District of New York. The actions have since been consolidated under the caption In re Omnicom Group Inc. Securities Litigation, No. 02-CV-4483 (RCC), on behalf of a proposed class of purchasers of our common stock between February 20, 2001 and June 11, 2002. The consolidated complaint alleges, among other things, that our public filings and other public statements during that period contained false and misleading statements or omitted to state material information relating to (1) our calculation of the organic growth component of period-to-period revenue growth, (2) our valuation of and accounting for certain internet investments made by our Communicade Group (“Communicade”), which we contributed to Seneca Investments LLC (“Seneca”) in 2001, and (3) the existence and amount of certain contingent future obligations in respect of acquisitions. The complaint seeks an unspecified amount of compensatory damages plus costs and attorneys’ fees. Defendants moved

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to dismiss the complaint and on March 28, 2005, the court dismissed portions (1) and (3) of the complaint detailed above. The court’s decision denying the defendants’ motion to dismiss the remainder of the complaint did not address the ultimate merits of the case, but only the sufficiency of the pleading. Defendants have answered the complaint. Discovery concluded in the second quarter of 2007. On April 30, 2007, the court granted plaintiff’s motion for class certification, certifying the class proposed by plaintiffs. In the third quarter of 2007 defendants filed a motion for summary judgment on plaintiff’s remaining claim. On January 28, 2008, the court granted defendants’ motion in its entirety, dismissing all claims and directing the court to close the case. On February 4, 2008, the plaintiffs filed a notice of intent to appeal that decision to the United States Court of Appeals for the Second Circuit. The appeal has been fully briefed and oral argument before the Court of Appeals occurred on May 5, 2009. The defendants continue to believe that the allegations against them are baseless and intend to vigorously oppose plaintiffs’ appeal. Currently, we are unable to determine the outcome of the appeal and the effect on our financial position or results of operations. The outcome of this matter is inherently uncertain and may be affected by future events. Accordingly, there can be no assurance as to the ultimate effect of this matter.

We are also involved from time to time in various legal proceedings in the ordinary course of business. We do not presently expect that these proceedings will have a material adverse effect on our consolidated financial position or results of operations.

18. Fair Value

The following tables present certain information for our financial assets that are measured at fair value on a recurring basis at December 31, 2009 and 2008 (dollars in millions):

2009:	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$4.0	—	—	$4.0
Liabilities:
Forward foreign exchange contracts	—	$3.3	—	3.3
2008:
Assets:
Available-for-sale securities	$14.2	—	—	$14.2
Forward foreign exchange contracts	—	$15.8	—	15.8

At December 31, 2009, available-for-sale securities are included in other assets and forward foreign exchange contracts were included in other current liabilities in our consolidated balance sheet. At December 31, 2008, available-for-sale securities were included in other assets and forward foreign exchange contracts were included in other current assets in our consolidated balance sheet.

The following table presents the carrying amounts and fair value of our financial instruments at December 31, 2009 and 2008 (dollars in millions):

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$1,587.0	$1,587.0	$1,097.3	$1,097.3
Short-term investments	7.8	7.8	15.1	15.1
Available-for-sale securities	4.0	4.0	14.2	14.2
Cost method investments	27.3	27.3	36.5	36.5

Liabilities:
Short-term borrowings	19.3	19.3	16.2	16.2
Long-term debt and convertible debt	2,238.4	2,324.4	3,057.0	2,827.8

Financial commitments:
Forward foreign exchange contracts	3.3	3.3	15.8	15.8
Guarantees	—	0.3	—	0.3

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Short-term investments:

Short-term investments consist primarily of time deposits with financial institutions that we expect to convert into cash in our current operating cycle, generally within one year. Short-term investments are carried at cost, which approximates fair value.

Available-for-sale securities:

Available-for-sale securities are carried at quoted market prices.

Cost method investments:

Cost method investments are carried at cost, which approximates or is less than fair value. See Note 8 for additional information about these investments.

Short-term borrowings:

Short-term borrowings consist of bank overdrafts of our international subsidiaries. Due to the short-term nature of these instruments, carrying value approximates fair value.

Long-term debt and convertible debt:

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

19. Derivative Instruments and Hedging Activities

Our derivative activities are confined to risk management activities related to our international operations. We enter into short-term forward foreign exchange contracts which mitigate the foreign exchange risk of our intercompany cash movements between subsidiaries operating in different currency markets from that of our treasury centers from which they borrow or invest. Changes in market value of the forward contracts are included in our results of operations and are offset by the corresponding change in value of the underlying asset or liability being hedged. The terms of these contracts are generally 90 days or less. At December 31, 2009 and 2008, the aggregate amount of intercompany receivables and payables subject to this hedge program was $900.7 million and $588.2 million, respectively. The table below summarizes by major currency the notional principal amounts of the Company’s forward foreign exchange contracts outstanding at December 31, 2009 and 2008. The “buy” amounts represent the U.S. Dollar equivalent of commitments to purchase the respective currency, and the “sell” amounts represent the U.S. Dollar equivalent of commitments to sell the respective currency. See Note 18 for a discussion of the value of these instruments.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	(Dollars in millions) Notional Principal Amount
	2009		2008
	Company Buys	Company Sells	Company Buys	Company Sells
U.S. Dollar	$0.3	$444.3	$51.2	$214.7
British Pound	8.3	0.6	9.8	1.8
Euro	288.8	3.8	3.8	7.8
Japanese Yen	105.6	0.6	186.1	57.2
Other	45.7	2.7	51.0	4.8

	$448.7	$452.0	$301.9	$286.3

Also, we manage the foreign exchange fluctuations that may be caused by our intercompany cash movements by entering into short-term forward foreign exchange contracts which mitigate the foreign exchange risk of the U.S. Dollar commercial paper issued by our London treasury center, whose functional currency is the British Pound. At December 31, 2009, we had no forward contracts outstanding relating to this activity as there was no commercial paper issuances outstanding.

We have established a centralized reporting system to evaluate the effects of changes in interest rates, currency exchange rates and other relevant market risks. We periodically determine the potential loss from market risk by performing a value-at-risk computation. Value-at-risk analysis is a statistical model that utilizes historic currency exchange and interest rate data to measure the potential impact on future earnings of our existing portfolio of derivative financial instruments. The value-at-risk analysis we performed on our December 31, 2009 portfolio of derivative financial instruments indicated that the risk of loss was immaterial. Counterparty risk arises from the inability of a counterparty to meet its obligations. To mitigate counterparty risk, we entered into derivative contracts with major well-known banks and financial institutions that have credit ratings at least equal to our credit rating.

The foreign currency contracts that existed during 2009 and 2008 were entered into for the purpose of seeking to mitigate the risk of certain specific adverse currency risks. As a result of these financial instruments, we reduced financial risk in exchange for foregoing any gain (reward) that might have occurred if the markets moved favorably. In using these contracts, management exchanged the risks of the financial markets for counterparty risk.

During 2008, we terminated all of our Euro and Yen cross currency interest rate swaps. The effect on our results of operations was not significant. The payment made to terminate the swaps and settle the liability of $50.8 million is reflected as a component of investing activities in our consolidated statement of cash flows. These swaps were used to effectively hedge our net investment in certain Euro denominated and Yen denominated subsidiaries.

20. Subsequent Events

We have evaluated events subsequent to the balance sheet through February 19, 2010, the filing date of our Annual Report on Form 10-K for the year ended December 31, 2009. There have not been any material events that have occurred that would require adjustment to or disclosure in our consolidated financial statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
Quarterly Results of Operations (Unaudited)

The following table sets forth a summary of the Company’s unaudited quarterly results of operations for the years ended December 31, 2009 and 2008, in millions of dollars, except for per share amounts.

	Quarter
	First	Second	Third	Fourth
Revenue
2009	$ 2,746.6	$ 2,870.7	$ 2,837.6	$ 3,265.9
2008	3,195.4	3,476.9	3,316.2	3,371.3

Operating Income
2009	282.4	398.1	294.8	399.6
2008	350.8	516.8	373.4	448.4

Net Income – Omnicom Group Inc.
2009	164.5	233.4	165.6	229.5
2008	208.7	307.0	213.6	271.0

Net Income Per Share
Omnicom Group Inc. - Basic
2009	0.53	0.75	0.53	0.74
2008	0.65	0.96	0.68	0.87

Net Income Per Share
Omnicom Group Inc. - Diluted
2009	0.53	0.75	0.53	0.73
2008	0.64	0.95	0.68	0.87

OMNICOM GROUP INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 31, 2009

(Dollars in millions)

Column A	Column B	Column C	Column D	Column D	Column E

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectible Receivables (1)	Translation Adjustments (Increase)	Balance at End of Period

Valuation accounts deducted from
assets to which they apply --
Allowance for doubtful accounts:
December 31, 2009	$59.9	$24.9	$26.7	$(1.4)	$59.5
December 31, 2008	54.7	26.5	17.9	3.4	59.9
December 31, 2007	50.5	21.2	19.5	(2.5)	54.7

(1)	Net of acquisition date balances in allowance for doubtful accounts of companies acquired of $0.1 million and $0.4 million in 2008 and 2007, respectively.

S-1