Form 10-Q
period 2010-03-31
OMNICOM GROUP INC
filed 2010-04-23
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES                        NO       X

As of April 15, 2010, 306,954,000 shares of Omnicom Common Stock, $0.15 par value, were outstanding.

OMNICOM GROUP INC. AND SUBSIDIARIES
INDEX

Forward-Looking Statements

Certain of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. These statements relate to future events or future financial performance and involve known and unknown risks and other factors that may cause our actual or our industry’s results, levels of activity or achievement to be materially different from those expressed or implied by any forward-looking statements. These risks and uncertainties, which are described in our 2009 Annual Report on Form 10-K under Item 1A - Risk Factors and Item 7 -Management’s Discussion and Analysis of Financial Condition and Results of Operations include, but are not limited to, our future financial condition and results of operations, global economic conditions and renewed turmoil in the credit markets, losses on media purchases on behalf of clients, reductions in client spending and/or a slowdown in client payments, competitive factors, changes in client communication requirements, the hiring and retention of personnel, our ability to attract new clients and retain existing clients, changes in government regulations impacting our advertising and marketing strategies, risks associated with assumptions we make in connection with our critical accounting estimates, and our international operations, which are subject to the risks of currency fluctuations and exchange controls. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are present expectations. We undertake no obligation to update or revise any forward-looking statement, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited) March 31, 2010	December 31, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$900.4	$1,587.0
Short-term investments, at cost	8.0	7.8
Accounts receivable, net of allowance for doubtful accounts
of $61.3 and $59.5	5,184.3	5,574.1
Work in process	673.9	607.6
Other current assets	1,084.4	1,012.0

Total Current Assets	7,851.0	8,788.5

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated
depreciation of $1,121.1 and $1,146.7	647.5	677.3
INVESTMENTS IN AFFILIATES	275.1	299.4
GOODWILL	7,541.1	7,641.2
INTANGIBLE ASSETS, net of accumulated amortization of $323.5 and $316.1	242.0	220.8
DEFERRED TAX ASSETS	38.2	40.0
OTHER ASSETS	234.6	253.5

TOTAL ASSETS	$16,829.5	$17,920.7

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,406.4	$7,143.9
Customer advances	1,023.0	1,059.3
Current portion of long-term debt	17.9	17.8
Short-term borrowings	12.0	19.3
Taxes payable	144.3	156.7
Other current liabilities	1,631.5	1,685.5

Total Current Liabilities	9,235.1	10,082.5

LONG-TERM DEBT	1,495.0	1,494.6
CONVERTIBLE DEBT	720.3	726.0
OTHER LONG-TERM LIABILITIES	462.0	462.0
LONG-TERM DEFERRED TAX LIABILITIES	536.5	488.1
COMMITMENTS AND CONTINGENCIES (see Note 10)
TEMPORARY EQUITY - REDEEMABLE NONCONTROLLING INTERESTS	215.7	214.7
EQUITY:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	59.6	59.6
Additional paid-in capital	1,415.1	1,408.2
Retained earnings	6,567.3	6,465.4
Accumulated other comprehensive income (loss)	(153.5)	(8.0)
Treasury stock, at cost	(3,966.7)	(3,730.4)

Total shareholders’ equity	3,921.8	4,194.8
Noncontrolling Interests	243.1	258.0

Total Equity	4,164.9	4,452.8

TOTAL LIABILITIES AND EQUITY	$16,829.5	$17,920.7

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
(Unaudited)

	Three Months Ended March 31,

	2010	2009

REVENUE	$2,920.0	$2,746.6
OPERATING EXPENSES	2,629.0	2,464.2

OPERATING INCOME	291.0	282.4
INTEREST EXPENSE	29.8	26.8
INTEREST INCOME	5.7	5.4

INCOME BEFORE INCOME TAXES AND
INCOME FROM EQUITY METHOD INVESTMENTS	266.9	261.0
INCOME TAX EXPENSE	90.7	88.7
INCOME FROM EQUITY METHOD INVESTMENTS	4.7	5.9

NET INCOME	180.9	178.2
LESS: NET INCOME ATTRIBUTED TO NONCONTROLLING INTERESTS	17.5	13.7

NET INCOME - OMNICOM GROUP INC	$163.4	$164.5

NET INCOME PER COMMON SHARE - OMNICOM GROUP INC.:
Basic	$0.53	$0.53
Diluted	$0.52	$0.53
DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.15

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Three Months Ended March 31,

	2010	2009

Cash flows from operating activities:
Net income	$180.9	$178.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45.7	42.8
Amortization of intangible assets	16.3	13.0
Income from equity method investments, net of dividends received	1.6	(2.9)
Provision for doubtful accounts	(2.7)	0.1
Share-based compensation	19.1	14.5
Change in operating capital	(538.8)	(474.1)

Net cash used in operating activities	(277.9)	(228.4)

Cash flows from investing activities:
Payments to acquire property, plant and equipment	(25.2)	(23.3)
Payments to acquire businesses and interests in affiliates, net of cash acquired	(19.6)	(1.7)
Payments to acquire short-term investments	(0.2)	(1.1)
Proceeds from sale of short-term investments	1.3	4.9

Net cash used in investing activities	(43.7)	(21.2)

Cash flows from financing activities:
Proceeds from (repayments of) short-term debt	(2.8)	28.3
Proceeds from borrowings	0.2	505.5
Repayments of convertible debt	(5.9)	(841.8)
Payments of dividends	(46.9)	(46.7)
Payments for repurchase of common stock	(249.6)	(1.8)
Proceeds from stock plans	10.6	0.2
Payments to noncontrolling interests	(3.0)	(1.4)
Other, net	(31.8)	(14.2)

Net cash used in financing activities	(329.2)	(371.9)

Effect of exchange rate changes on cash and cash equivalents	(35.8)	(63.4)

Net decrease in cash and cash equivalents	(686.6)	(684.9)
Cash and cash equivalents at beginning of period	1,587.0	1,097.3

Cash and cash equivalents at end of period	$900.4	$412.4

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

Presentation of Financial Statements

The terms “Omnicom,” “we,” “our” and “us” each refer to Omnicom Group Inc. and our subsidiaries, unless the context indicates otherwise. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosure required in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP” or “GAAP”) have been condensed or omitted pursuant to this regulation.

In our opinion, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normally recurring accruals, considered necessary for a fair presentation, in all material respects, of the information contained herein. Results of operations for the interim period are not necessarily indicative of results that may be expected for the year. These unaudited condensed financial statements should be read in conjunction with our Annual Report on Form10-K for the year ended December 31, 2009 (“2009 10-K”).

2.

New Accounting Pronouncements

On January 1, 2010, we adopted Accounting Standards Update (“ASU”) 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 revised factors that should be considered by a reporting entity when determining whether an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also includes revised financial statement disclosures regarding the reporting entity’s involvement and risk exposure. The adoption of ASU 2009-17 did not have a significant impact on our results of operations or financial position.

3.

Net Income per Common Share - Omnicom Group Inc.

Basic net income per common share - Omnicom Group Inc. is based upon the weighted average number of common shares outstanding during the period. Diluted net income per common share - Omnicom Group Inc. is computed on the same basis, including, if dilutive, common share equivalents which include outstanding options and restricted shares. In addition, our restricted stock awards are considered participating securities because they contain rights to non-forfeitable dividends at the same rate as our common stock and therefore are assumed to participate in the undistributed earnings with our common shareholders. The computation of basic and diluted net income per common share is

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reduced for a presumed hypothetical distribution of earnings to the holders of our unvested restricted stock.

The computations of basic and diluted net income per common share - Omnicom Group Inc. were for the three months ended March 31, 2010 and 2009 (in millions, except per share amounts):

	2010	2009

Net Income Available for Common Shares (in millions):
Net Income - Omnicom Group Inc.	$163.4	$164.5
Earnings allocated to participating securities	(1.7)	(2.2)

Net Income available for common shares	$161.7	$162.3

Weighted Average Shares (in millions):
Basic	306.4	307.5
Diluted	311.0	307.6

Net Income per Common Share - Omnicom Group Inc.:
Basic	$0.53	$0.53
Diluted	0.52	0.53

For purposes of computing diluted net income per common share - Omnicom Group Inc., 4.7 million and 0.1 million common share equivalents were assumed to be outstanding for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, 9.4 million shares attributed to outstanding stock options and 3.1 million unvested restricted shares were excluded from the calculation of diluted net income per common share - Omnicom Group Inc. because their inclusion would have been anti- dilutive. For the three months ended March 31, 2009, 22.2 million shares attributed to outstanding stock options and 3.9 million unvested restricted shares were excluded from the calculation of diluted net income per common share - Omnicom Group Inc. because their inclusion would have been anti-dilutive.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Comprehensive Income Total comprehensive income (loss) and its components for the three months ended March 31, 2010 and 2009 were (dollars in millions):

	2010	2009

Net income	$180.9	$178.2

Foreign currency transaction and translation adjustments,
net of income taxes of $80.2 and $69.5 for the three
months ended March 31, 2010 and 2009, respectively	(148.9)	(129.2)

Unrealized holding gain on securities, net of income
taxes of $0.1 and $1.7 for the three months ended
March 31, 2010 and 2009, respectively	0.1	2.6

Defined benefit plans adjustment, net of income taxes of
$0.6 and $0.4 for the three months ended March 31, 2010
and March 31, 2009, respectively	0.9	0.7

Comprehensive income	33.0	52.3

Less: Comprehensive income attributed to noncontrolling interests	15.1	3.6

Comprehensive income - Omnicom Group Inc	$17.9	$48.7

5.

Debt

Lines of Credit:

We have a $2.5 billion credit facility expiring on June 23, 2011. We have the ability to classify borrowings, if any, under this facility as long-term debt. Our credit facility provides back-up liquidity in the event that any of our convertible notes are put back to us, as well as support for our commercial paper issuances. At March 31, 2010, we had no commercial paper issuances or borrowings outstanding under this facility.

The gross amount of commercial paper issued and redeemed under our commercial paper program during the first three months of 2010 was approximately $3.7 billion, with an average term of approximately 11.7 days. There were no borrowings under our credit facility during the quarter ended March 31, 2010. Depending on market conditions at the time, we either issue commercial paper or borrow under our credit facility or on our uncommitted lines of credit to manage short-term cash requirements primarily related to changes in our day-to-day working capital requirements.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Short-Term Borrowings:

At March 31, 2010, we had short-term borrowings of $12.0 million that are primarily composed of bank overdrafts of our international subsidiaries. These bank overdrafts are treated as unsecured loans pursuant to our bank agreements.

Long-Term Debt and Convertible Debt:

Long-term debt outstanding at March 31, 2010 and December 31, 2009 consisted of the following (dollars in millions):

	2010	2009

5.90% Senior Notes due April 15, 2016	$997.1	$996.9
6.25% Senior Notes due July 15, 2019	497.0	496.9
Other notes and loans	18.8	18.6

	1,512.9	1,512.4
Less current portion	17.9	17.8

Total long-term debt	$1,495.0	$1,494.6

On February 9, 2010, holders of $5.7 million aggregate principal amount of our Liquid Yield Option Notes due February 7, 2031 (“2031 Notes”) out of a total of $5.8 million outstanding, put their notes to us for purchase at par.

Convertible debt outstanding at March 31, 2010 and December 31, 2009 consisted of the following (dollars in millions):

	2010	2009

Convertible Notes - due February 7, 2031	$0.1	$5.8
Convertible Notes - due July 31, 2032	252.7	252.7
Convertible Notes - due June 15, 2033	0.1	0.1
Convertible Notes - due July 1, 2038	467.4	467.4

	720.3	726.0
Less current portion	—	—

Total convertible debt	$720.3	$726.0

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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

A summary of our revenue and long-lived assets and goodwill by geographic area as of March 31, 2010 and 2009, is presented below (dollars in millions):

		Americas	EMEA	Asia / Australia

2010
	Revenue - three months ended	$1,771.3	$947.0	$201.7
	Long-lived Assets and Goodwill	5,649.1	2,420.6	118.9

2009
	Revenue - three months ended	$1,680.0	$902.4	$164.2
	Long-lived Assets and Goodwill	5,438.7	2,268.8	110.5

The Americas is composed of the U.S., Canada and Latin American countries. EMEA is composed of various Euro currency countries, the United Kingdom, the Middle-East and Africa and other European countries that have not adopted the European Union Monetary standard. Asia/Australia is composed of China, India, Japan, Korea, Singapore, Australia and other Asian countries.

7.

Income Taxes

At March 31, 2010, our unrecognized tax benefits were $201.9 million. Of this amount, approximately $84.6 million would affect our effective tax rate upon resolution of the uncertain tax positions.

8.	Pension and Other Postemployment Plans Defined Benefit Plans The components of net periodic benefit cost for the three months ended March 31, 2010 and 2009 were (dollars in millions):

	2010	2009

Service cost	$1.0	$1.3
Interest cost	1.3	1.4
Expected return on plan assets	(0.6)	(0.8)
Amortization of prior service cost	0.6	0.6
Amortization of actuarial (gains) losses	0.1	0.3
Curtailments and settlements	—	1.3

	$2.4	$4.1

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We contributed approximately $0.3 million and $1.5 million to our defined benefit plans for the three months ended March 31, 2010 and 2009, respectively.

Postemployment Arrangements

The components of net periodic benefit cost for the three months ended March 31, 2010 and 2009 were (dollars in millions):

	2010	2009

Service cost	$0.4	$0.5
Interest cost	1.0	1.0
Expected return on plan assets	N/A	N/A
Amortization of prior service cost	0.2	0.1
Amortization of actuarial (gains) losses	0.2	0.2

	$1.8	$1.8

9.	Supplemental Data The components of operating expenses for the three months ended March 31, 2010 and 2009 were (dollars in millions):

	2010	2009

Salary and service costs	$2,162.4	$2,013.8
Office and general expenses	466.6	450.4

Total operating expenses	$2,629.0	$2,464.2

Supplemental cash flow data for the three months ended March 31, 2010 and 2009 were (dollars in millions):

	2010	2009

Decrease in accounts receivable	$277.6	$731.9
(Increase) decrease in work in progress and other current assets	(154.9)	15.1
Decrease in accounts payable	(613.8)	(1,087.8)
Decrease in customer advances and other current liabilities	(65.7)	(93.8)
Change in other assets and liabilities, net	18.0	(39.5)

Change in operating capital	$(538.8)	$(474.1)

Income taxes paid	$74.5	$86.2
Interest paid	$7.7	$18.4

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental balance sheet data:

At March 31, 2010, goodwill, compared to the balance at December 31, 2009, decreased by $100 million. Foreign exchange effects reduced goodwill by $134 million and this was offset by an increase in goodwill related to acquisition transactions of $34 million.

10.

Commitments and Contingencies

As previously disclosed, in June 2002, Omnicom and certain of our senior executives were named in a securities case filed in the United States District Court for the Southern District of New York, captioned In re Omnicom Group Inc. Securities Litigation, No. 02-CV-4483 (WHP). The case purported to challenge certain disclosures regarding our internet investments, organic growth and contingent liabilities. On March 28, 2005, the court dismissed the portions of plaintiffs’ complaint relating to organic growth and contingent liabilities. On January 28, 2008, the court granted defendants’ motion for summary judgment in its entirety, dismissing all remaining claims and directing the court to close the case. On February 4, 2008, the plaintiffs filed a notice of intent to appeal that decision to the United States Court of Appeals for the Second Circuit. On March 9, 2010, the Second Circuit issued a decision affirming the district court’s decision granting summary judgment and dismissing plaintiffs’ claims. Plaintiffs have indicated that they will not pursue the matter further. The matter therefore is concluded.

We are also involved from time to time in various legal proceedings in the ordinary course of business. We do not presently expect that these proceedings will have a material adverse effect on our consolidated financial position or results of operations.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Fair Value The following tables present certain information for our financial assets that are measured at fair value on a recurring basis at March 31, 2010 (dollars in millions):

	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$4.2	—	—	$4.2
Liabilities:
Forward foreign exchange contracts	—	$10.3	—	10.3

At March 31, 2010, available-for-sale securities are included in other assets and forward foreign exchange contracts are included in other current liabilities in our unaudited condensed consolidated balance sheet.

The following table presents the carrying amounts and fair values of our financial instruments at March 31, 2010 (dollars in millions):

	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	$900.4	$900.4
Short-term investments	8.0	8.0
Available-for-sale securities	4.2	4.2
Cost method investments	24.7	24.7

Liabilities:
Short-term borrowings	12.0	12.0
Forward foreign exchange contracts	10.3	10.3
Long-term debt and convertible debt	2,233.2	2,358.2

Financial commitments:
Guarantees	—	0.3

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Short-term investments

Short-term investments consist primarily of time deposits with financial institutions that we expect to convert into cash in our current operating cycle, generally within one year. Short- term investments are carried at cost, which approximates fair value.

Available-for-sale securities

Available-for-sale securities are carried at quoted market prices.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cost method investments

Cost method investments are carried at cost, which approximates or is less than fair value.

Short-term borrowings

Short-term borrowings consist of bank overdrafts of our international subsidiaries. Due to the short-term nature of these instruments, carrying value approximates fair value.

Forward foreign exchange contracts

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

12.

Subsequent Events

We have evaluated events subsequent to the balance sheet date and determined there have not been any events that have occurred that would require adjustment to or disclosure in our unaudited condensed consolidated financial statements.

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

As one of the world’s leading advertising, marketing and corporate communications companies, we operate in all major markets of the global economy. We have a large and diverse client base. Our largest client represented 3.2% of our revenue for the three months ended March 31, 2010 and no other client accounted for more than 2.4% of our revenue. Our top 100 clients accounted for approximately 52% of our revenue for the three months ended March 31, 2010. Our business is spread across a significant number of industry sectors with no one industry comprising more than 17% of revenue from our 1,000 largest clients for the three months ended March 31, 2010. Although our revenues are balanced between the U.S. and international markets and we have a large and diverse client base, we are not immune to general economic downturns.

During the first three months of 2010, our revenue increased 6.3% compared to the first three months of last year. The increase reflects an improvement in business prospects in our industry. However, the pace of the global economic recovery is not certain and renewed reductions in client spending levels could adversely affect our results of operations and financial condition in subsequent periods. We have and will continue to closely monitor economic conditions, client spending and other factors and in response, will take actions available to us to reduce costs and manage working capital. In the current environment, there can be no assurance as to the effects of future economic conditions, client spending patterns, client credit worthiness and other developments on us and whether and to what extent our efforts to respond to them will be effective.

Certain business trends have had a positive impact on our business and industry. These trends include our clients increasingly expanding the focus of their brand strategies from national

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

markets to pan-regional and global markets and integrating traditional and non-traditional marketing channels, as well as utilizing interactive technologies and emerging digital platforms. Additionally, in an effort to gain greater efficiency and effectiveness from their total marketing budgets, clients are increasingly requiring greater coordination of marketing activities and concentrating these activities with a smaller number of service providers. We believe these trends have benefitted our business in the past and over the medium and long term will continue to provide a competitive advantage to us.

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

In recent years, our revenue has been divided almost evenly between domestic and international operations. For the three months ended March 31, 2010, our overall revenue increased 6.3% compared to the three months ended March 31, 2009, of which 4.3% was related to changes in foreign exchange rates, and 2.1% was an increase in organic growth. Acquisition of entities, net of entities disposed, decreased revenue 0.1% compared to the prior year period. The change in revenue in the first quarter of 2010 compared to the first quarter of 2009 in our four fundamental disciplines was as follows: traditional media advertising increased 5.6%; CRM increased 8.6%; public relations increased 5.9%; and specialty communications increased 1.2%.

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

Because we are a service business, we monitor salary and service costs and office and general costs as a percentage of revenue. Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs as a percentage of revenue increased 0.8% to 74.1% in the first quarter of 2010 compared to the first quarter of 2009. This increase reflects increased compensation costs, primarily related to freelance labor. Office and general expenses, which are not directly related to servicing clients, are less directly linked to changes in our revenue than salary and service costs. Office and general expenses decreased to 16.0% of revenue in the first quarter of 2010 compared to 16.4% in the first quarter of 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net income - Omnicom Group Inc. in the first quarter of 2010 decreased $1.1 million, or 0.7%, to $163.4 million from $164.5 million in the first quarter of 2009. The period-over-period decrease in net income - Omnicom Group Inc. is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. decreased 1.9% to $0.52 in the first quarter of 2010, as compared to $0.53 in the prior year period.

Results of Operations: First Quarter 2010 Compared to First Quarter 2009

Revenue: Our first quarter of 2010 revenue increased 6.3% to $2,920.0 million from $2,746.6 million in the first quarter of 2009. The effect of foreign exchange impacts increased revenue by $117.0 million and organic growth increased revenue by $60.2 million. Acquisitions, net of dispositions, decreased revenue by $3.8 million. The components of the first quarter of 2010 revenue changes in the U.S. (“domestic”) and the remainder of the world (“international”) are summarized below (dollars in millions):

	Total		Domestic		International

	$	%	$	%	$	%

Quarter ended March 31, 2009	$2,746.6	—	$1,532.3	—	$1,214.3	—

Components of revenue changes:
Foreign exchange impact	117.0	4.3%	—	—	117.0	9.6%
Acquisitions, net of dispositions	(3.8)	(0.1)%	(17.3)	(1.1)%	13.5	1.1%
Organic growth	60.2	2.1%	77.8	5.1%	(17.6)	(1.5)%

Quarter ended March 31, 2010	$2,920.0	6.3%	$1,592.8	3.9%	$1,327.2	9.3%

The components and percentages of changes in the table above are calculated as follows:

  The foreign exchange impact component shown in the table is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $2,803.0 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $2,920.0 million less $2,803.0 million for the Total column in the table).

  The acquisitions, net of dispositions component shown in the table is calculated by aggregating the applicable prior period revenue of the acquired businesses. Netted against this number is the revenue of any business included in the prior period reported revenue that was disposed of subsequent to the prior period.

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

The components of revenue for the first quarter of 2010 and year-over-year revenue changes in our primary geographic markets are summarized below (dollars in millions):

	2010 Compared to 2009

	Revenue	% Change

United States	$1,592.8	3.9%
Euro Markets	574.3	0.7%
United Kingdom	249.1	8.0%
Other	503.8	21.8%

Total	$2,920.0	6.3%

For the first quarter of 2010, foreign exchange impacts increased our revenue by 4.3%, or $117.0 million as compared to the first quarter of 2009. The most significant impacts resulted from the weakening of the U.S. Dollar against the Euro, British Pound, Brazilian Real and Australian Dollar.

Assuming exchange rates at April 15, 2010 remain unchanged; we expect foreign exchange impacts to increase revenue by less than 1% for the remainder of 2010.

Driven by our clients’ continuous demand for more effective and efficient branding activities, we strive to provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. These services include advertising, brand consultancy, corporate social responsibility consulting, crisis communications, custom publishing, database management, digital and interactive marketing, direct marketing, entertainment marketing, environmental design, experiential marketing, field marketing, financial/corporate business-to-business advertising, graphic arts, healthcare communications, instore design, investor relations, marketing research, media planning and buying, mobile marketing services, multi-cultural marketing, non-profit marketing, organizational communications, package design, product placement, promotional marketing, public affairs, public relations, recruitment communications, reputation consulting, retail marketing, search engine marketing and sports and event marketing. In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories as summarized below: traditional media advertising, CRM, public relations and specialty communications (dollars in millions).

	Three Months Ended March 31,

	2010		2009		2010 vs 2009

	$	% of Revenue	$	% of Revenue	$	% Change

Traditional media advertising	$1,288.8	44.1%	$1,220.0	44.4%	$68.8	5.6%
CRM	1,091.1	37.4%	1,005.0	36.6%	86.1	8.6%
Public relations	275.5	9.4%	260.1	9.5%	15.4	5.9%
Specialty communications	264.6	9.1%	261.5	9.5%	3.1	1.2%

	$2,920.0		$2,746.6		$173.4	6.3%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Looking ahead to the remainder of the year, barring unforeseen events and excluding foreign exchange impacts, we expect our revenue to increase modestly as a result of general increases in client spending, as well as easier comparisons to prior year revenue offset in part by the impact of the loss announced last year of a large client in the automotive sector which we estimate will reduce our revenue for the remainder of 2010 by 1% compared to prior year amounts.

Operating Expenses: Our first quarter of 2010 worldwide operating expenses increased $164.8 million, or 6.7%, to $2,629.0 million from $2,464.2 million in the first quarter of 2009, as shown below (dollars in millions):

	Three Months Ended March 31,
	2010			2009			2010 vs 2009
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change
Revenue	$2,920.0			$2,746.6			$173.4	6.3%

Operating Expenses:
Salary and service costs	2,162.4	74.0%	82.3%	2,013.8	73.3%	81.7%	148.6	7.4%
Office and general expenses	466.6	16.0%	17.7%	450.4	16.4%	18.3%	16.2	3.6%

Total Operating Expenses	2,629.0	90.0%		2,464.2	89.7%		164.8	6.7%

Operating Income	$291.0	10.0%		$282.4	10.3%		$8.6	3.0%

Salary and service costs are comprised of salary and related costs and direct service costs. Salary and service costs increased $148.6 million in the first quarter of 2010 compared to the first quarter of 2009. Salary and service costs as a percentage of revenue increased 0.7% in the first quarter of 2010 compared to the first quarter of 2009. This resulted from a change in our business mix and growth in our events and sports marketing businesses and reflects increased compensation costs, primarily related to freelance labor.

Office and general expenses increased $16.2 million in the first quarter of 2010 compared to the first quarter of 2009. Office and general expenses as a percentage of revenue decreased 0.4% in the first quarter of 2010 compared to the first quarter of 2009. These costs are comprised of office and equipment rents, technology costs and depreciation, amortization of identifiable intangible assets, professional fees and other overhead expenses and are less directly linked to changes in our revenue.

Net Interest Expense: Our net interest expense increased to $24.1 million in the first quarter of 2010, as compared to $21.4 million in the first quarter of 2009. Our gross interest expense increased $3.0 million to $29.8 million. This increase in gross interest expense was primarily due to increased interest resulting from our 6.25% Senior Notes issued in July 2009, partially offset by lower commercial paper issuances and because we did not borrow under our credit facility during the first quarter of 2010. Our gross interest income increased slightly by $0.3 million to $5.7 million in the first quarter of 2010.

Income Taxes: Our consolidated effective income tax rate was 34.0% in the first quarter of 2010, which was flat with the first quarter 2009.

Net Income Per Common Share - Omnicom Group Inc.: For the foregoing reasons, net income - Omnicom Group Inc. in the first quarter of 2010 decreased $1.1 million, or 0.7%, to $163.4 million from $164.5 million in the first quarter of 2009. Diluted net income per common share -Omnicom Group Inc. decreased 1.9% to $0.52 in the first quarter of 2010, as compared to $0.53 in the prior year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies

For a more complete understanding of all of our accounting policies, our financial statements and the related management’s discussion and analysis of those results, investors are encouraged to consider this information together with our discussion of our critical accounting policies under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K.

New Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements for additional information.

Liquidity and Capital Resources

Cash Sources and Requirements, Including Contractual Obligations

Historically, substantially all of our non-discretionary cash requirements have been funded from operating cash flow and cash on hand. Our principal non-discretionary funding requirement is our working capital. In addition, we have contractual obligations related to our senior notes and convertible notes, our recurring business operations (primarily related to lease obligations), as well as certain contingent acquisition obligations related to acquisitions made in prior years.

Our principal discretionary cash requirements include dividend payments to our shareholders, payments for new strategic acquisitions, capital expenditures and repurchases of our common stock. Our discretionary spending is funded from operating cash flow, cash on hand and short-term investments. In addition, in any given period, depending on the level of our discretionary activity, we may use other sources of available funding, such as the issuance of commercial paper and borrowings under our credit facility to finance these activities.

We have a seasonal working capital cycle. Working capital requirements are typically lowest at year-end. The fluctuation in working capital requirements between the lowest and highest points during the course of the year can be more than $1.5 billion. This cycle occurs because our businesses incur costs on behalf of our clients, including when we place media and incur production costs. We generally require collection from our clients prior to our payment for the media and production costs. During the year, we manage our liquidity through our credit facilities.

During the first three months of 2010, we used $277.9 million of cash from operations. Our discretionary spending during the period was comprised primarily of: dividend payments of $46.9 million; capital expenditures of $25.2 million; repurchases of our common stock of $249.6 million; and acquisition payments of $19.6 million including contingent acquisition obligations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our total discretionary spending for the three months ended March 31, 2010, was $341.3 million compared to $73.5 million for the three months ended March 31, 2009. This increase primarily resulted from our repurchases of common stock in the first quarter of 2010. We did not repurchase common stock in the first quarter of 2009.

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

At March 31, 2010, our cash and cash equivalents decreased $686.6 million and our short-term investments remained flat when compared to December 31, 2009.

Debt Instruments and Related Covenants

We maintain a credit facility with a consortium of banks providing borrowing capacity of up to $2.5 billion. This facility expires on June 23, 2011. Our credit facility provides back-up liquidity in the event any of our convertible notes are put back to us, as well as support for our commercial paper issuances. Depending on market conditions at the time, we typically fund our daily borrowing needs by issuing commercial paper, borrowing under our short-term uncommitted lines of credit, or drawing down on our credit facility. As of March 31, 2010, there were no borrowings outstanding under this facility.

At March 31, 2010, we had short-term borrowings of $12.0 million that were comprised of bank overdrafts of our international subsidiaries. These bank overdrafts are treated as unsecured loans pursuant to the subsidiaries’ bank agreements.

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

Our credit facility contains financial covenants that restrict our ability to incur indebtedness as defined in the agreements. These financial covenants limit the ratio of total consolidated indebtedness to total consolidated EBITDA (under our credit agreement, EBITDA is defined as earnings before interest, taxes, depreciation and amortization) to no more than 3.0 times. In addition, we are also required to maintain a minimum ratio of EBITDA to interest expense of at least 5.0 times. At March 31, 2010, we were in compliance with these covenants, as our ratio of debt to EBITDA was 1.4 times and our ratio of EBITDA to interest expense was 13.0 times. In addition, our credit facility does not limit our ability to declare or pay dividends.

On February 9, 2010, holders of $5.7 million aggregate principal amount of our Liquid Yield Option Notes due February 7, 2031 (“2031 Notes”) put their notes to us for purchase at par.

Our outstanding debt and amounts available under our credit facility as of March 31, 2010 were (dollars in millions):

	Debt Outstanding	Available Credit

Short-term borrowings (due in less than one year)	$12.0
$2.5 billion credit facility due June 23, 2011	—	$2,500.0
5.90% Senior Notes due April 15, 2016	997.1
6.25% Senior Notes dues July 15, 2019	497.0
Convertible Notes due February 7, 2031	0.1
Convertible Notes due July 31, 2032	252.7
Convertible Notes due June 15, 2033	0.1
Convertible Notes due July 1, 2038	467.4
Other debt	18.8	—

	$2,245.2	$2,500.0

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

In funding our day-to-day liquidity, we are a participant in the commercial paper market. Disruptions in the credit markets beginning in the third quarter of 2008 and continuing into the first part of 2009 led to periods of illiquidity in the commercial paper market and higher credit spreads. During this period, to mitigate these conditions and to fund our day-to-day liquidity, we used our uncommitted lines of credit and borrowed under our credit facility. In the second half of 2009, we resumed our commercial paper issuances.

We will continue to closely monitor our liquidity and the credit markets. We cannot predict with any certainty the impact on us of any further disruptions in the credit markets.

Contractual Obligations and Other Commercial Commitments

Contingent Acquisition Obligations: Certain of our acquisitions are structured with contingent purchase price obligations, often referred to as earn-outs. We utilize contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period. These payments are not contingent upon future employment. At March 31, 2010, the amount of future contingent purchase price payments that we would be required to pay for acquisitions completed prior to January 1, 2009, assuming that the businesses perform over the relevant future periods at their current profit levels, is approximately $220 million. The ultimate amounts payable cannot be predicted with reasonable certainty because they are dependent upon future results of operations of the subject businesses and are subject to changes in foreign currency exchange rates. In accordance with the U.S. GAAP, prior to January 1, 2009, we have not recorded a liability for these items on our balance sheet since the definitive amount is not determinable or distributable prior to January 1, 2009. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. Our obligations change from period to period primarily as a result of payments made during the current period, changes in the acquired entities’ performance and changes in foreign currency exchange rates. These differences could be significant. The contingent purchase price obligations as of March 31, 2010, calculated assuming that the acquired businesses perform over the relevant future periods at their current profit levels, are as follows (dollars in millions):

Remainder 2010	2011	2012	2013	Thereafter	Total

$ 115	$ 63	$ 33	$ 7	$ 2	$ 220

Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008, are recorded as liabilities at fair value in our unaudited condensed consolidated balance

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

sheet and are remeasured at each reporting period and changes in fair value are recorded in our results of operations. These liabilities are not included in the above amounts.

Credit Risk

We provide marketing and corporate communications services to thousands of clients who operate in nearly every industry sector and in the normal course of business, we grant credit to qualified clients. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 3.2%, and no other client accounted for more than 2.4%, of our consolidated revenue for the three months ended March 31, 2010. However, during periods of economic downturn, the credit profiles of our clients could change.

In many of our businesses we purchase media for our clients and act as an agent for a disclosed principal. We enter into contractual commitments with media providers on behalf of our clients at levels that substantially exceed our revenue in connection with the services we provide. These commitments are included in our accounts payable balance when the media services are delivered by the media providers. While operating practices vary by country, media type and media vendor, in the United States and certain foreign markets many of our contracts with media providers specify that if our client defaults on its payment obligations then we are not liable to the media providers under the legal theory of sequential liability until we have been paid for the media by our client. In other countries, we manage our risk in other ways, including evaluating and monitoring our clients’ credit worthiness and, in many cases, requiring credit insurance, or payment in advance. Further, in cases where we become committed to the media and it becomes apparent that a client may be unable to pay for the media, options are potentially available to us in the marketplace, in addition to those cited above to mitigate the potential loss, including negotiating with media providers. We have not experienced a material loss related to purchases of media on behalf of our clients. However, this risk could increase in an economic downturn.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our 2009 Form 10-K provides a detailed discussion of the market risks affecting our operations. No material change has occurred in our market risks since the disclosure contained in our 2009 Form 10-K. See our discussion regarding current economic conditions in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Executive Summary and Liquidity and Capital Resources sections.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, our CEO and CFO concluded that as of March 31, 2010 our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 are appropriate.

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in our Annual Report on Form 10-K filed on February 19, 2010, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2009, dated February 19, 2010.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information regarding legal proceedings described in Note 10 to the condensed consolidated financial statements set forth in Part I of this Report is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A in our 2009 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended March 31, 2010 was as follows:

Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 2010	2,219	$38.17	—	—

February 2010	5,000,000	$36.40	—	—

March 2010	1,700,355	$39.70	—	—

Total	6,702,574	$37.24	—	—

During the quarter ended March 31, 2010, 6,700,000 shares of our common stock were purchased in the open market for general corporate purposes and 2,574 shares were withheld from employees to satisfy estimated tax obligations relating to the vesting of shares of restricted stock under the terms of our 2007 Incentive Award Plan. The value of the common stock that was withheld was based on the closing price of our common stock on the applicable vesting date.

There were no unregistered sales of equity securities during the three months ended March 31, 2010.

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

OMNICOM GROUP INC.

Dated: April 22, 2010	/s/ Randall J. Weisenburger

Randall J. Weisenburger
Executive Vice President
and Chief Financial Officer
(on behalf of Omnicom Group Inc.
and as Principal Financial Officer)