Form 10-Q
period 2010-06-30
OMNICOM GROUP INC
filed 2010-07-26
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

As of July 15, 2010, 301,357,000 shares of Omnicom Common Stock, $0.15 par value, were outstanding.

OMNICOM GROUP INC. AND SUBSIDIARIES
INDEX

Forward-Looking Statements

Certain of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. These statements relate to future events or future financial performance and involve known and unknown risks and other factors that may cause our actual or our industry’s results, levels of activity or achievement to be materially different from those expressed or implied by any forward-looking statements. These risks and uncertainties, which are described in our 2009 Annual Report on Form 10-K under Item 1A – Risk Factors and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations include, but are not limited to, our future financial condition and results of operations, global economic conditions and renewed turmoil in the credit markets, losses on media purchases on behalf of clients, reductions in client spending and/or a slowdown in client payments, competitive factors, changes in client communication requirements, the hiring and retention of personnel, our ability to attract new clients and retain existing clients, changes in government regulations impacting our advertising and marketing strategies, risks associated with assumptions we make in connection with our critical accounting estimates, and our international operations, which are subject to the risks of currency fluctuations and exchange controls. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are present expectations. We undertake no obligation to update or revise any forward-looking statement, except as required by law.

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited) June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$533.7	$1,587.0
Short-term investments, at cost	9.4	7.8
Accounts receivable, net of allowance for doubtful accounts
of $49.5 and $59.5	5,140.6	5,574.1
Work in process	711.1	607.6
Other current assets	1,060.0	1,012.0

Total Current Assets	7,454.8	8,788.5

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated
depreciation of $1,120.3 and $1,146.7	628.5	677.3
INVESTMENTS IN AFFILIATES	291.3	299.4
GOODWILL	7,470.9	7,641.2
INTANGIBLE ASSETS, net of accumulated amortization of $331.9 and $316.1	230.1	220.8
DEFERRED TAX ASSETS	22.6	40.0
OTHER ASSETS	231.0	253.5

TOTAL ASSETS	$16,329.2	$17,920.7

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,351.5	$7,143.9
Customer advances	1,074.0	1,059.3
Current portion of debt	270.1	17.8
Short-term borrowings	35.7	19.3
Taxes payable	113.9	156.7
Other current liabilities	1,374.4	1,685.5

Total Current Liabilities	9,219.6	10,082.5

LONG-TERM NOTES PAYABLE	1,494.9	1,494.6
CONVERTIBLE DEBT	406.7	726.0
OTHER LONG-TERM LIABILITIES	439.0	462.0
LONG-TERM DEFERRED TAX LIABILITIES	559.4	488.1
COMMITMENTS AND CONTINGENCIES (see Note 10)
TEMPORARY EQUITY – REDEEMABLE NONCONTROLLING INTERESTS	197.2	214.7
EQUITY:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	59.6	59.6
Additional paid-in capital	1,382.9	1,408.2
Retained earnings	6,749.8	6,465.4
Accumulated other comprehensive income (loss)	(278.9)	(8.0)
Treasury stock, at cost	(4,146.1)	(3,730.4)

Total shareholders’ equity	3,767.3	4,194.8
Noncontrolling Interests	245.1	258.0

Total Equity	4,012.4	4,452.8

TOTAL LIABILITIES AND EQUITY	$16,329.2	$17,920.7

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUE	$3,041.2	$2,870.7	$5,961.2	$5,617.3
OPERATING EXPENSES	2,625.8	2,472.6	5,254.8	4,936.8

OPERATING INCOME	415.4	398.1	706.4	680.5

INTEREST EXPENSE	29.9	27.4	59.7	54.2
INTEREST INCOME	6.2	5.5	11.9	10.9

INCOME BEFORE INCOME TAXES AND
INCOME FROM EQUITY METHOD INVESTMENTS	391.7	376.2	658.6	637.2

INCOME TAX EXPENSE	133.2	129.7	223.9	218.4
INCOME FROM EQUITY METHOD INVESTMENTS	10.3	7.3	15.0	13.2

NET INCOME	268.8	253.8	449.7	432.0
LESS: NET INCOME ATTRIBUTED
TO NONCONTROLLING INTERESTS	25.5	20.4	43.0	34.1

NET INCOME – OMNICOM GROUP INC.	$243.3	$233.4	$406.7	$397.9

NET INCOME PER COMMON SHARE
– OMNICOM GROUP INC.:
Basic	$0.80	$0.75	$1.32	$1.28
Diluted	$0.79	$0.75	$1.30	$1.27

DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.15	$0.40	$0.30

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$449.7	$432.0
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	90.5	87.2
Amortization of intangible assets	32.7	26.5
Income from equity method investments, net of dividends received	(6.7)	(3.2)
Provision for doubtful accounts	(0.7)	9.2
Share-based compensation	35.0	35.7
Excess tax benefit on share-based compensation	(15.0)	—
Change in operating capital	(756.1)	(478.0)

Net cash (used in) provided by operating activities	(170.6)	109.4

Cash flows from investing activities:
Payments to acquire property, plant and equipment	(63.1)	(63.3)
Payments to acquire businesses and interests in affiliates, net of cash acquired	(76.4)	(62.4)
Payments to acquire short-term investments	(2.6)	(6.3)
Proceeds from sale of short-term investments	1.6	14.5

Net cash used in investing activities	(140.5)	(117.5)

Cash flows from financing activities:
Proceeds from short-term debt	22.1	24.5
Proceeds from borrowings	0.2	200.7
Repayments of convertible debt	(67.5)	(842.0)
Payments of dividends	(108.4)	(93.5)
Payments for repurchase of common stock	(565.5)	(8.6)
Proceeds from stock plans	94.0	6.1
Excess tax benefit on share-based compensation	15.0	—
Payments to noncontrolling interests	(14.7)	(4.3)
Other, net	(46.3)	(53.7)

Net cash used in financing activities	(671.1)	(770.8)

Effect of exchange rate changes on cash and cash equivalents	(71.1)	81.5

Net decrease in cash and cash equivalents	(1,053.3)	(697.4)
Cash and cash equivalents at beginning of period	1,587.0	1,097.3

Cash and cash equivalents at end of period	$533.7	$399.9

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normally recurring accruals, considered necessary for a fair presentation, in all material respects, of the information contained herein. Results of operations for the interim period are not necessarily indicative of results that may be expected for the year. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 10-K”).

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

3.

Net Income per Common Share – Omnicom Group Inc.

Basic net income per common share – Omnicom Group Inc. is based upon the weighted average number of common shares outstanding during the period. Diluted net income per common share – Omnicom Group Inc. is computed on the same basis, including, if dilutive, common share equivalents which include outstanding options and restricted shares. In addition, our restricted stock awards are considered participating securities because they contain rights to non-forfeitable dividends at the same rate as our common stock and therefore are assumed to participate in the undistributed earnings with our common shareholders. The computation of basic and diluted net income per common share is reduced for a presumed hypothetical distribution of earnings to the holders of our unvested restricted stock.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The computations of basic and diluted net income per common share – Omnicom Group Inc. for the three and six months ended June 30, 2010 and 2009 were (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Income Available for Common Shares:
Net income – Omnicom Group Inc.	$243.3	$233.4	$406.7	$397.9
Net income allocated to
participating securities	(2.2)	(2.6)	(4.0)	(4.8)

Net income available
for common shares	$241.1	$230.8	$402.7	$393.1

Weighted Average Shares:
Basic	302.3	308.1	304.3	307.8
Dilutive stock options
and restricted shares	4.7	0.5	4.4	0.7

Diluted	307.0	308.6	308.7	308.5

Anti-dilutive stock options
and restricted shares	11.5	21.8	11.5	25.3

Net Income per Common Share –
Omnicom Group Inc.:
Basic	$0.80	$0.75	$1.32	$1.28
Diluted	0.79	0.75	1.30	1.27

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Comprehensive Income

Total comprehensive income and its components were (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$268.8	$253.8	$449.7	$432.0

Foreign currency transaction and
translation adjustments,
net of income taxes of $(69.7)
and $183.0 for the three months
and $(149.9) and $113.5 for the
six months ended June 30, 2010
and 2009, respectively	(129.5)	339.8	(278.4)	210.6

Unrealized gain (loss) on securities,
net of income taxes of $1.8 for
the three months ended June
30, 2009 and $0.1 and $3.5 for
the six months ended June 30,
2010 and 2009, respectively	—	2.6	0.1	5.2

Defined benefit plans adjustment,
net of income taxes of $0.5 and
$0.5 for the three months and
$1.1 and $0.9 for the six months
ended June 30, 2010 and 2009,
respectively	0.7	0.8	1.6	1.5

Comprehensive income	140.0	597.0	173.0	649.3

Less: Comprehensive income
attributed to noncontrolling
interests	22.1	33.5	37.2	37.1

Comprehensive income –
Omnicom Group Inc.	$117.9	$563.5	$135.8	$612.2

5.

Debt

Lines of Credit:

Our $2.5 billion credit facility expires on June 23, 2011. Our credit facility provides back-up liquidity in the event that any of our convertible notes are put back to us, as well as support for our commercial paper issuances. Because our credit facility expires in less than one year, our outstanding Convertible Notes due 2031 (“2031 Notes”) and our Convertible Notes due 2032 (“2032 Notes”) are classified as current liabilities in our unaudited condensed consolidated balance sheet at June 30, 2010. The next put dates for our 2031

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Notes and 2032 Notes are February 7, 2011 and August 2, 2010, respectively. At June 30, 2010, we had no borrowings outstanding under our credit facility.

During the first six months of 2010, the gross amount of commercial paper issued and redeemed under our commercial paper program was approximately $8.3 billion, with an average term of approximately 12.3 days. There were no commercial paper borrowings outstanding at June 30, 2010.

Depending on market conditions at the time, we either issue commercial paper or borrow under our credit facility or on our uncommitted lines of credit to manage short-term cash requirements primarily related to changes in our day-to-day working capital requirements.

Short-Term Borrowings:

Short-term borrowings of $35.7 million at June 30, 2010 are primarily composed of bank overdrafts of our international subsidiaries. These bank overdrafts are treated as unsecured loans pursuant to our bank agreements.

Long-Term Notes Payable:

Long-term notes payable at June 30, 2010 and December 31, 2009 consisted of the following (dollars in millions):

	2010	2009
5.90% Senior Notes due April 15, 2016	$997.3	$996.9
6.25% Senior Notes due July 15, 2019	497.1	496.9
Other notes and loans	17.8	18.6

	1,512.2	1,512.4
Less current portion	17.3	17.8

Total long-term notes payable	$1,494.9	$1,494.6

Convertible Debt: Convertible debt outstanding at June 30, 2010 and December 31, 2009 consisted of the following (dollars in millions):

	2010	2009
Convertible Notes – due February 7, 2031	$0.1	$5.8
Convertible Notes – due July 31, 2032	252.7	252.7
Convertible Notes – due June 15, 2033	0.1	0.1
Convertible Notes – due July 1, 2038	406.6	467.4

	659.5	726.0
Less current portion	252.8	—

Total convertible debt	$406.7	$726.0

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On February 9, 2010, holders of $5.7 million aggregate principal amount of our 2031 Notes put their notes to us for purchase at par.

On June 8, 2010, we amended the indenture relating to our Convertible Notes due July 1, 2038 (“2038 Notes”). Prior to the amendment, we had the right to redeem our 2038 Notes beginning on June 15, 2010 and at any time thereafter. The amendment permits us to redeem our 2038 Notes only on the following dates between 2010 and 2018: June 15, 2010, June 17, 2013, and June 15, 2018. On or after June 15, 2018, we will revert back to our right to redeem the 2038 Notes at any time.

In June 2010, we offered to pay a supplemental interest payment to holders of our 2038 Notes who did not put their notes back to us for repurchase and who consented to amend the indenture relating to the 2038 Notes to, among other things, waive their right to contingent cash interest, if payable, from December 15, 2010 through and including December 15, 2013, and eliminate our right to redeem the 2038 Notes prior to June 17, 2013.

Holders of $403,240,000 aggregate principal amount of our 2038 Notes consented to the amendments and were paid a supplemental interest payment of $20,162,000. The supplemental interest payment is being amortized through to the next put date, June 17, 2013. Holders of $60,790,000 aggregate principal amount of our 2038 Notes put their notes to us for purchase at par. Accordingly, we purchased and retired these notes. Holders of the remaining $3,370,000 of our 2038 Notes did not put their notes to us for purchase and did not consent to the amendments and were not paid a supplemental interest payment.

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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of our revenue and long-lived assets and goodwill by geographic area as of June 30, 2010 and 2009, is as follows (dollars in millions):

		Americas	EMEA	Asia / Australia
2010
	Revenue – three months ended	$1,833.5	$989.1	$218.6
	Revenue – six months ended	3,604.8	1,936.1	420.3
	Long-lived assets and goodwill	5,675.0	2,306.3	118.1

2009
	Revenue – three months ended	$1,685.4	$1,004.0	$181.3
	Revenue – six months ended	3,366.1	1,906.4	344.8
	Long-lived assets and goodwill	5,525.1	2,502.4	123.9

The Americas is composed of the U.S., Canada and Latin American countries. EMEA is composed of various Euro currency countries, the United Kingdom, the Middle-East and Africa and other European countries that have not adopted the European Union Monetary standard. Asia/Australia is composed of China, India, Japan, Korea, Singapore, Australia and other Asian countries.

7.

Income Taxes

At June 30, 2010, our unrecognized tax benefits were $185.8 million. Of this amount, approximately $68.0 million would affect our effective tax rate upon resolution of the uncertain tax positions.

The American Recovery and Reinvestment Act of 2009 (“ARRA”) provides an election where qualifying cancellation of indebtedness income can be deferred and included in taxable income ratably over the five taxable years beginning in 2014 and ending in 2018. During the second quarter of 2010, we retired $60.8 million of our 2038 Notes. The retirement of these notes resulted in a tax liability of approximately $7.2 million. This liability, which was previously recorded, is included in our balance sheet in our deferred tax liabilities. In accordance with the ARRA, we expect to pay them during the deferral period beginning in 2014 and continuing through 2018.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Pension and Other Postemployment Plans Defined Benefit Plans The components of net periodic benefit cost for the six months ended June 30, 2010 and 2009 were (dollars in millions):

	2010	2009
Service cost	$2.1	$2.5
Interest cost	2.6	2.8
Expected return on plan assets	(1.3)	(1.5)
Amortization of prior service cost	1.3	1.3
Amortization of actuarial (gains) losses	0.2	0.6
Curtailments and settlements	1.3	1.4

	$6.2	$7.1

We contributed approximately $0.7 million and $2.1 million to our defined benefit plans for the six months ended June 30, 2010 and 2009, respectively.

Postemployment Arrangements

The components of net periodic benefit cost for the six months ended June 30, 2010 and 2009 were (dollars in millions):

	2010	2009
Service cost	$0.9	$0.9
Interest cost	1.9	2.0
Expected return on plan assets	N/A	N/A
Amortization of prior service cost	0.3	0.3
Amortization of actuarial (gains) losses	0.5	0.4

	$3.6	$3.6

9.	Supplemental Data The components of operating expenses for the three and six months ended June 30, 2010 and 2009 were (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Salary and service costs	$2,153.4	$2,011.8	$4,315.8	$4,025.6
Office and general expenses	472.4	460.8	939.0	911.2

Total operating expenses	$2,625.8	$2,472.6	$5,254.8	$4,936.8

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental cash flow data for the six months ended June 30, 2010 and 2009 were (dollars in millions):

	2010	2009
Decrease in accounts receivable	$168.8	$895.9
(Increase) decrease in work in progress and other current assets	(255.2)	114.5
Decrease in accounts payable	(498.5)	(1,082.6)
Decrease in customer advances and other current liabilities	(213.0)	(406.2)
Change in other assets and liabilities, net	41.8	0.4

Change in operating capital	$(756.1)	$(478.0)

Income taxes paid	$179.2	$168.6
Interest paid	$77.8	$50.3

Goodwill:

At June 30, 2010, goodwill, compared to the balance at December 31, 2009, decreased by $170.3 million. Foreign exchange effects reduced goodwill by $267.3 million, offset by an increase in goodwill related to acquisition transactions of $97.0 million.

Based on the results of our annual impairment review, we concluded that our goodwill was not impaired as of June 30, 2010, because the fair values of each of our reporting units were substantially in excess of their respective net book values.

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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.

Fair Value

The following tables present certain information for our financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2010 and 2009 (dollars in millions):

	2010
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$4.0	—	—	$4.0
Forward foreign exchange contracts	—	$1.5	—	1.5

At June 30, 2010, available-for-sale securities and forward foreign exchange contracts are included in other assets in our unaudited condensed consolidated balance sheet.

	2009
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$26.0	—	—	$26.0
Liabilities:
Forward foreign exchange contracts	—	$1.0	—	1.0

At June 30, 2009, available-for-sale securities were included in other assets and forward foreign exchange contracts are included in other current liabilities in our unaudited condensed consolidated balance sheet.

The following table presents the carrying amounts and fair values of our financial instruments at June 30, 2010 (dollars in millions):

	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$533.7	$533.7
Short-term investments	9.4	9.4
Available-for-sale securities	4.0	4.0
Forward foreign exchange contracts	1.5	1.5
Cost method investments	24.4	24.4

Liabilities:
Short-term borrowings	35.7	35.7
Debt	2,171.7	2,356.0

Financial commitments:
Guarantees	—	0.3

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

Debt

Our debt includes fixed rate debt and convertible debt. The fair value of these instruments is based on quoted market prices.

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

As one of the world’s leading advertising, marketing and corporate communications companies, we operate in all major markets of the global economy. We have a large and diverse client base. Our largest client represented 3.2% of our revenue for the six months ended June 30, 2010 and no other client accounted for more than 2.3% of our revenue. Our top 100 clients accounted for approximately 50.6% of our revenue for the six months ended June 30, 2010. Our business is spread across a significant number of industry sectors with no one industry comprising more than 17% of revenue from our 1,000 largest clients for the six months ended June 30, 2010. Although our revenues are balanced between the U.S. and international markets and we have a large and diverse client base, we are not immune to general economic downturns.

During the first six months of 2010, our revenue increased 6.1% compared to the first six months of last year. The increase reflects an improvement in business prospects in our industry. However, the pace of the global economic recovery is not certain and renewed reductions in client spending levels could adversely affect our results of operations and financial condition in subsequent periods. We have and will continue to closely monitor economic conditions, client spending and other factors and in response, will take actions available to us to reduce costs and manage working capital. In the current environment, there can be no assurance as to the effects of future economic conditions, client spending patterns, client credit worthiness and other developments on us and whether and to what extent our efforts to respond to them will be effective.

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

In recent years, our revenue has been divided almost evenly between domestic and international operations. For the three months ended June 30, 2010, our revenue increased 5.9% compared to the three months ended June 30, 2009, of which 6.0% was an increase in organic growth. Changes in foreign exchange rates decreased revenue by 0.2% and acquisition of entities, net of entities disposed, increased revenue by 0.1% compared to the prior year period. For the six months ended June 30, 2010, our revenue increased 6.1% compared to the six months ended June 30, 2009, of which 4.1% was an increase in organic growth and 2.0% was related to changes in foreign exchange rates. Acquisition of entities, net of entities disposed, were unchanged from the prior year period. The change in revenue in the second quarter of 2010 compared to the second quarter of 2009 in our four fundamental disciplines was as follows: traditional media advertising increased 4.6%; CRM increased 5.9%; public relations increased 7.2%; and specialty communications increased 11.4%.

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

Because we are a service business, we monitor salary and service costs and office and general costs as a percentage of revenue. Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs as a percentage of revenue increased 0.7% to 70.8% in the second quarter of 2010 compared to the second quarter of 2009. Salary and service costs as a percentage of revenue increased 0.7% to 72.4% in the first six months of 2010 as compared to the first six months of 2009. These increases resulted from a change in our business

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

mix and growth in our events and sports marketing businesses and reflect increased compensation costs, primarily related to freelance labor. Office and general expenses, which are not directly related to servicing clients, are less directly linked to changes in our revenue than salary and service costs. Office and general expenses decreased to 15.5% of revenue in the second quarter of 2010 compared to 16.1% in the second quarter of 2009. Office and general expenses decreased to 15.8% of revenue in the first six months of 2010, as compared to 16.2% in the first six months of 2009.

Net income – Omnicom Group Inc. in the second quarter of 2010 increased $9.9 million, or 4.2%, to $243.3 million from $233.4 million in the second quarter of 2009. Net income – Omnicom Group Inc. in the first six months of 2010 increased $8.8 million, or 2.2%, to $406.7 million, as compared to $397.9 million in the first six months of 2009. The period-over-period increase in net income – Omnicom Group Inc. is due to the factors described above. Diluted net income per common share – Omnicom Group Inc. increased 5.3% to $0.79 in the second quarter of 2010, as compared to $0.75 in the prior year period. Diluted net income per common share – Omnicom Group Inc. increased 2.4% to $1.30 in the first six months of 2010, as compared to $1.27 in the first six months of 2009. The period-over-period increase in diluted net income per common share – Omnicom Group Inc. is due to the factors described above as well as the impact of the reduction in our weighted average common shares outstanding. This reduction was the result of our purchases of our common stock in the first and second quarters of 2010, net of stock option exercises and shares issued under our employee stock purchase plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations: Second Quarter 2010 Compared to Second Quarter 2009

Revenue: Our second quarter of 2010 revenue increased 5.9% to $3,041.2 million from $2,870.7 million in the second quarter of 2009. Organic growth increased revenue by $173.3 million. The effect of foreign exchange impacts decreased revenue by $5.1 million. Acquisitions, net of dispositions, increased revenue by $2.3 million. The components of the second quarter of 2010 revenue changes in the U.S. (“domestic”) and the remainder of the world (“international”) are summarized below (dollars in millions):

	Total		Domestic		International
	$	%	$	%	$	%
Three months ended June 30, 2009	$2,870.7	—	$1,524.5	—	$1,346.2	—

Components of revenue changes:
Foreign exchange impact	(5.1)	(0.2)%	—	—	(5.1)	(0.4)%
Acquisitions, net of dispositions	2.3	0.1%	(12.2)	(0.8)%	14.5	1.1%
Organic growth	173.3	6.0%	124.6	8.2%	48.7	3.6%

Three months ended June 30, 2010	$3,041.2	5.9%	$1,636.9	7.4%	$1,404.3	4.3%

The components and percentages of changes in the table above are calculated as follows:

  The foreign exchange impact component shown in the table is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $3,046.3 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $3,041.2 million less $3,046.3 million for the Total column in the table).

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

  The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $2,870.7 million for the Total column in the table).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The components of revenue for the second quarter of 2010 and year-over-year revenue changes in our primary geographic markets are summarized below (dollars in millions):

	2010 Compared to 2009
	Revenue	% Change
United States	$1,636.9	7.4%
Euro Markets	588.7	(6.6)%
United Kingdom	260.2	3.1%
Other	555.4	19.8%

Total	$3,041.2	5.9%

For the second quarter of 2010, foreign exchange impacts decreased our revenue by 0.2%, or $5.1 million, as compared to the second quarter of 2009. The most significant impacts resulted from the strengthening of the U.S. Dollar against the Euro and British Pound, partially offset by the weakening of the U.S. Dollar against the Canadian Dollar, Brazilian Real and Australian Dollar.

Assuming exchange rates at July 15, 2010 remain unchanged, we expect the impact of foreign exchange to decrease revenue for the second half of 2010 by approximately 3%.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The change in revenue in our four fundamental disciplines is as follows (dollars in millions):

	Three Months Ended June 30,
	2010		2009		2010 vs 2009
	$	% of Revenue	$	% of Revenue	$	% Change
Traditional media advertising	$1,365.1	44.9%	$1,305.4	45.4%	$59.7	4.6%
CRM	1,085.8	35.7%	1,024.9	35.7%	60.9	5.9%
Public relations	291.1	9.6%	271.7	9.5%	19.4	7.1%
Specialty communications	299.2	9.8%	268.7	9.4%	30.5	11.4%

	$3,041.2		$2,870.7		$170.5	5.9%

Looking ahead to the remainder of the year, barring unforeseen events and excluding foreign exchange impacts, we expect our revenues to increase modestly as a result of increases in client spending in the United States and Asia, as well as easier comparisons to prior year revenues that we expect will more than offset the impact of the loss announced last year of a large client in the automotive sector which we estimate will reduce our revenues for the remainder of 2010 by 1% compared to prior year amounts.

Operating Expenses: Our second quarter of 2010 worldwide operating expenses increased $153.2 million, or 6.2%, to $2,625.8 million from $2,472.6 million in the second quarter of 2009, as shown below (dollars in millions):

	Three Months Ended June 30,
	2010			2009			2010 vs 2009
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change
Revenue	$3,041.2			$2,870.7			$170.5	5.9%

Operating Expenses:
Salary and service costs	2,153.4	70.8%	82.0%	2,011.8	70.1%	81.4%	141.6	7.0%
Office and general expenses	472.4	15.5%	18.0%	460.8	16.1%	18.6%	11.6	2.5%

Total Operating Expenses	2,625.8	86.3%		2,472.6	86.1%		153.2	6.2%

Operating Income	$415.4	13.7%		$398.1	13.9%		$17.3	4.3%

Salary and service costs are comprised of salary and related costs and direct service costs. Salary and service costs increased $141.6 million in the second quarter of 2010 compared to the second quarter of 2009. Salary and service costs as a percentage of revenue increased 0.7% in the second quarter of 2010 compared to the second quarter of 2009. This increase resulted from a change in our business mix and growth in our events and sports marketing businesses and reflects increased compensation costs, primarily related to freelance labor.

Office and general expenses increased $11.6 million in the second quarter of 2010 compared to the second quarter of 2009. Office and general expenses as a percentage of revenue decreased 0.6% in the second quarter of 2010 compared to the second quarter of 2009. These costs are comprised of office and equipment rents, technology costs and depreciation, amortization of identifiable intangible assets, professional fees and other overhead expenses and are less directly linked to changes in our revenue.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Interest Expense: Our net interest expense increased to $23.7 million in the second quarter of 2010, as compared to $21.9 million in the second quarter of 2009. Gross interest expense increased $2.5 million to $29.9 million. This increase was primarily due to increased interest resulting from our 6.25% Senior Notes issued in July 2009, partially offset by lower rates on our commercial paper issuances, no borrowings under our credit facility during the second quarter of 2010 and decreases in amortization of supplemental interest payments made in prior periods on our Convertible Notes due 2031 and our Convertible Notes due 2032. Gross interest income increased $0.7 million to $6.2 million in the second quarter of 2010.

Income Taxes: Our consolidated effective income tax rate was 34.0% in the second quarter of 2010, which decreased from 34.5% in the second quarter 2009.

Net Income Per Common Share – Omnicom Group Inc.: For the foregoing reasons, net income – Omnicom Group Inc. in the second quarter of 2010 increased $9.9 million, or 4.2%, to $243.3 million from $233.4 million in the second quarter of 2009. Diluted net income per common share – Omnicom Group Inc. increased 5.3% to $0.79 in the second quarter of 2010, as compared to $0.75 in the prior year period. The period-over-period increase in diluted net income per common share – Omnicom Group Inc. is due to the factors described above as well as the impact of the reduction in our weighted average common shares outstanding. This reduction was the result of our purchases of our common stock in the second quarter of 2010, net of stock option exercises and shares issued under our employee stock purchase plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations: First Six Months of 2010 Compared to First Six Months of 2009

Revenue: Our first six months of 2010 revenue increased 6.1% to $5,961.2 million from $5,617.3 million in the first six months of 2009. Organic growth increased revenue by $233.5 million. The effect of foreign exchange impacts increased revenue by $111.9 million. Acquisitions, net of dispositions, decreased revenue by $1.5 million. The components of the first six months of 2010 revenue changes in the U.S. (“domestic”) and the remainder of the world (“international”) are summarized below (dollars in millions):

	Total		Domestic		International

	$	%	$	%	$	%

Six months ended June 30, 2009	$5,617.3	—	$3,056.7	—	$2,560.6	—

Components of revenue changes:
Foreign exchange impact	111.9	2.0%	—	—	111.9	4.4%
Acquisitions, net of dispositions	(1.5)	—%	(29.5)	(1.0)%	28.0	1.0%
Organic growth	233.5	4.1%	202.5	6.6%	31.0	1.2%

Six months ended June 30, 2010	$5,961.2	6.1%	$3,229.7	5.7%	$2,731.5	6.6%

The components and percentages of changes in the table above are calculated as follows:

  The foreign exchange impact component shown in the table is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $5,849.3 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $5,961.2 million less $5,849.3 million for the Total column in the table).

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

  The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $5,617.3 million for the Total column in the table).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The components of revenue for the first six months of 2010 and year-over-year revenue changes in our primary geographic markets are summarized below (dollars in millions):

	2010 Compared to 2009

	Revenue	% Change

United States	$3,229.7	5.7%
Euro Markets	1,163.1	(3.1)%
United Kingdom	509.3	5.5%
Other	1,059.1	20.8%

Total	$5,961.2	6.1%

For the first six months of 2010, foreign exchange impacts increased our revenue by 2.0%, or $111.9 million as compared to the first six months of 2009. The most significant impacts resulted from the weakening of the U.S. Dollar against the Canadian Dollar, Brazilian Real, British Pound and Australian Dollar.

The change in revenue in our four fundamental disciplines is as follows (dollars in millions):

	Six Months Ended June 30,

	2010		2009		2010 vs 2009

	$	% of Revenue	$	% of Revenue	$	% Change

Traditional media advertising	$2,676.8	44.9%	$2,551.6	45.4%	$125.2	4.9%
CRM	2,153.4	36.1%	2,002.8	35.6%	150.6	7.5%
Public relations	566.7	9.5%	531.8	9.5%	34.9	6.6%
Specialty communications	564.3	9.5%	531.1	9.5%	33.2	6.2%

	$5,961.2		$5,617.3		$343.9	6.1%

Operating Expenses: Our first six months of 2010 worldwide operating expenses increased $318.0 million, or 6.4%, to $5,254.8 million from $4,936.8 million in the first six months of 2009, as shown below (dollars in millions):

	Six Months Ended June 30,

	2010			2009			2010 vs 2009

	$	% of Operating Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change

Revenue	$5,961.2			$5,617.3			$343.9	6.1%

Operating Expenses:
Salary and service costs	4,315.8	72.4%	82.1%	4,025.6	71.7%	81.5%	290.2	7.2%
Office and general expenses	939.0	15.8%	17.9%	911.2	16.2%	18.5%	27.8	3.0%

Total Operating Expenses	5,254.8	88.2%		4,936.8	87.9%		318.0	6.4%

Operating Income	$706.4	11.8%		$680.5	12.1%		$25.9	3.8%

Salary and service costs are comprised of salary and related costs and direct service costs. Salary and service costs increased $290.2 million in the first six months of 2010 compared to the first six months of 2009. Salary and service costs as a percentage of revenue increased 0.7% in the first six months of 2010 compared to the first six months of 2009. This increase resulted from a change in our business mix and growth in our events and sports marketing businesses and reflects increased compensation costs, primarily related to freelance labor.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Office and general expenses increased $27.8 million in the first six months of 2010 compared to the first six months of 2009. Office and general expenses as a percentage of revenue decreased 0.4 % in the first six months of 2010 compared to the first six months of 2009. These costs are comprised of office and equipment rents, technology costs and depreciation, amortization of identifiable intangible assets, professional fees and other overhead expenses and are less directly linked to changes in our revenue.

Net Interest Expense: Our net interest expense increased to $47.8 million in the first six months of 2010, as compared to $43.3 million in the first six months of 2009. Our gross interest expense increased $5.6 million to $59.8 million. This increase in gross interest expense was primarily due to increased interest resulting from our 6.25% Senior Notes issued in July 2009, partially offset by no borrowings under our credit facility during the first six months of 2010 and decreases in amortization of supplemental interest payments made in prior periods on our Convertible Notes due 2031 and our Convertible Notes due 2032. Gross interest income increased $1.0 million to $11.9 million in the first six months of 2010.

Income Taxes: Our consolidated effective income tax rate was 34.0% in the first six months of 2010, which decreased slightly when compared to the first six months of 2009.

Net Income Per Common Share – Omnicom Group Inc.: For the foregoing reasons, net income – Omnicom Group Inc. in the first six months of 2010 increased $8.8 million, or 2.2%, to $406.7 million from $397.9 million in the first six months of 2009. Diluted net income per common share – Omnicom Group Inc. increased 2.4% to $1.30 in the first six months of 2010, as compared to $1.27 in the prior year period. The period-over-period increase in diluted net income per common share – Omnicom Group Inc. is due to the factors described above as well as the impact of the reduction in our weighted average common shares outstanding. This reduction was the result of our purchases of our common stock in the first and second quarters of 2010, net of stock option exercises and shares issued under our employee stock purchase plan.

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

We evaluate goodwill for impairment at least annually at the end of the second quarter of the year. We identify our reporting units as components of our operating segments. These are our five agency networks. The regional reporting units of each agency network are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our client-centric strategy for delivering services to clients in their regions. For each of our operating segments, their regional reporting units have similar economic characteristics and are aggregated for purposes of testing goodwill for impairment at the operating segment level. The conclusion is based on a detailed analysis of the aggregation criteria set for in the FASB Accounting Standards Codification. Consistent with the fundamentals of our business strategy, the agencies within our regional reporting units serve similar clients in similar industries and in many cases, the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics, as the main economic components of each agency are the salary and service costs associated with providing professional services, the office and general costs associate with office space and occupancy, and the provision of technology requirements which are generally limited to personal computers, servers and off-the-shelf software. Finally, the expected benefits of our acquisitions are typically shared across multiple agencies and regions as they work together to integrate the acquired agency into our client service strategy.

Estimates and Assumptions – Goodwill Impairment Review

We use the following valuation methodologies to determine the fair value of our reporting units, including (1) the income approach which utilizes discounted expected future cash flows, (2) comparative market participant multiples for EBITDA (earnings before interest expense, income taxes, depreciation and amortization), and (3) when available, consideration of recent and similar purchase acquisition transactions.

In applying the income approach, we use estimates to derive the expected discounted cash flows (“DCF”) for each reporting unit that serve as the basis of our valuation. These estimates and assumptions include revenue growth and operating margin, tax rates, capital expenditures, weighted average cost of capital and related discount rates and expected long-term cash flow growth rates. All these estimates and assumptions are affected by conditions specific to our businesses, economic conditions related to the industry in which we operate, as well as conditions in the global economy. The assumptions that have the most significant affect on our valuations derived using a DCF methodology are: (1) the expected long-term growth rate of our reporting units’ cash flows and (2) the weighted average cost of capital (“WACC”).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The range of assumptions used for the long-term growth rate and WACC in our evaluation as of June 30, 2010 and 2009 are as follows:

	June 30,

	2010	2009

Long-Term Growth Rate	4.0%	4.5%

WACC	10.3% – 10.9%	11.1% – 11.8%

Long-term growth rates represent the expected long-term growth rate for the industry in which we operate and the global economy. The average historical revenue growth rate of our reporting units for the past nine years was approximately 7.7% and the average nominal GDP growth of the countries comprising our major markets that account for substantially all of our revenue (“Average Nominal GDP”) was 4.9% over the same period. We considered this history when determining the long-term growth rates used in our annual impairment test at June 30, 2010. We believe marketing expenditures over the long term have a high correlation to GDP. We also believe, based on our historical performance, that our long-term growth rate will exceed Average Nominal GDP growth. For our annual test as of June 30, 2010, beginning in 2016, we used an estimated long-term growth rate of 4.0% for all of our reporting units.

The risk-adjusted discount rate used in our DCF analysis represents the estimated WACC for each of our reporting units. The WACC is comprised of (1) a risk-free rate of return, (2) a business risk index ascribed to us and to companies in our industry comparable to our reporting units based on a market derived variable that measures the volatility of the share price of equity securities relative to the volatility of the overall equity market, (3) an equity risk premium that is based on the rate of return on equity of publicly traded companies with business characteristics comparable to our reporting units, and (4) the current after-tax market rate of return on debt of companies with business characteristics similar to our reporting units, each weighted by the relative market value percentages of our equity and debt. The reduction in the WACC used at June 30, 2010 compared to June 30, 2009 was primarily the result of a decrease in the long-term U.S. Treasury bond, the risk-free rate of return used.

When performing our annual impairment test as of June 30, 2010 and estimating the future cash flows of all of our reporting units, we also considered the economic outlook in mid-year 2010. We experienced an increase in our revenue in the first half of 2010 of 6.1%, of which 2.0% was due to foreign exchange movements. This led us to estimate growth rates for the subsequent five years that reflect current business conditions and increase gradually throughout this period.

Sensitivity Analysis and Conclusion – Goodwill Impairment Review

Consistent with the fundamentals of our business strategy, the agencies within our reporting units serve similar clients in similar industries, and in many cases, the same clients. In addition, the agencies within our reporting units have similar economic characteristics, as the main economic

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

Our reporting units do vary in size with respect to revenue and the amount of debt allocated to them. These differences drive the variations in fair value among our reporting units. In addition, these differences, as well as differences in book value, including goodwill, cause the variations in the amount by which fair value exceeds book value among the reporting units. The reporting unit goodwill balances and debt vary by reporting unit primarily because our three legacy agency networks were acquired at the formation of Omnicom and were accounted for as a pooling of interest that did not result in any additional debt or goodwill being recorded. The remaining two agency networks, including Reporting Unit 5, were built through a combination of internal growth and acquisitions that were accounted for as purchase transactions and as a result, they have a relatively higher amount of goodwill and debt.

The decline in the fair value of our reporting units that would need to occur in order to fail step one of our goodwill impairment test (the “Threshold”) is as follows (dollars in millions):

	June 30, 2010		June 30, 2009

Reporting Units	Goodwill	Threshold	Goodwill	Threshold

1 and 2	$1,792.6	>60%	$1,769.9	>55%
3 and 4	$2,112.6	>70%	$2,099.2	>70%
5	$3,565.7	>55%	$3,577.5	>50%

Based on the analysis described above, we concluded that our goodwill was not impaired as of June 30, 2010 because the fair values of each of our reporting units were substantially in excess of their respective net book values. Notwithstanding our belief that the assumptions we used in our impairment testing for our WACC and long-term growth rate are reasonable, we performed a sensitivity analysis for each of our reporting units. The results of this sensitivity analysis for our annual impairment test as of June 30, 2010 revealed that if our WACC was increased by 1% and/or our long-term growth rate was decreased by 1%, the fair value of each of our reporting units would continue to be substantially in excess of their respective net book values and pass step one of the impairment test.

We plan to continue to perform our impairment test at the end of the second quarter of each year unless certain events or circumstances trigger the need for an interim evaluation for impairment. The estimates we use in testing our goodwill for impairment do not constitute forecasts or projections of future results or operations, but rather are estimates and assumptions based on historical results and assessments of macroeconomic factors affecting our reporting units. We believe that our estimates and assumptions are reasonable, but they are subject to change from period to period. Actual results of operations and other factors will likely differ from the estimates used in our discounted cash flow valuation and it is possible that differences could be material. A change in the estimates we use could result in a decline in the estimated fair value of

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

During the first six months of 2010, we used $170.6 million of cash from operations. Our discretionary spending during the period was comprised primarily of: dividend payments of $108.4 million; capital expenditures of $63.1 million; repurchases of our common stock of $565.5 million; and acquisition payments of $76.4 million, including contingent acquisition obligations. Our total discretionary spending for the six months ended June 30, 2010, was

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

$813.4 million compared to $227.8 million for the six months ended June 30, 2009. This increase primarily resulted from our repurchases of common stock in the first six months of 2010. We did not repurchase common stock in the first six months of 2009.

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

At June 30, 2010, our cash and cash equivalents decreased $1,053.3 million and our short-term investments increased slightly when compared to December 31, 2009.

Debt Instruments and Related Covenants

We maintain a credit facility with a consortium of banks providing borrowing capacity of up to $2.5 billion. This facility expires June 23, 2011. Our credit facility provides back-up liquidity in the event any of our convertible notes are put back to us, as well as support for our commercial paper issuances. Depending on market conditions at the time, we typically fund our daily borrowing needs by issuing commercial paper, borrowing under our short-term uncommitted lines of credit, or drawing down on our credit facility. As of June 30, 2010, there were no borrowings outstanding under this facility.

At June 30, 2010, we had short-term borrowings of $35.7 million that were comprised of bank overdrafts of our international subsidiaries. These bank overdrafts are treated as unsecured loans pursuant to the subsidiaries’ bank agreements.

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

Our credit facility contains financial covenants that restrict our ability to incur indebtedness as defined in the agreements. These financial covenants limit the ratio of total consolidated indebtedness to total consolidated EBITDA (under our credit agreement, EBITDA is defined as earnings before interest, taxes, depreciation and amortization) to no more than 3.0 times. In addition, we are also required to maintain a minimum ratio of EBITDA to interest expense of at least 5.0 times. At June 30, 2010, we were in compliance with these covenants, as our ratio of debt to EBITDA was 1.4 times and our ratio of EBITDA to interest expense was 12.9 times. In addition, our credit facility does not limit our ability to declare or pay dividends.

On February 9, 2010, holders of $5.7 million aggregate principal amount of our Convertible Notes dues February 7, 2031 put their notes to us for purchase at par.

On June 8, 2010, we amended the indenture relating to our Convertible Notes due July 1, 2038 (“2038 Notes”). Prior to the amendment, we had the right to redeem our 2038 Notes beginning on June 15, 2010 and at any time thereafter. The amendment permits us to redeem our 2038 Notes only on the following dates between 2010 and 2018: June 15, 2010, June 17, 2013, and June 15, 2018. On or after June 15, 2018, we will revert back to our right to redeem the 2038 Notes at any time.

In June 2010, we offered to pay a supplemental interest payment to holders of our 2038 Notes who did not put their notes back to us for repurchase and who consented to amend the indenture relating to the 2038 Notes to, among other things, waive their right to contingent cash interest, if payable, from December 15, 2010 through and including December 15, 2013, and eliminate our right to redeem the 2038 Notes prior to June 17, 2013.

Holders of $403,240,000 aggregate principal amount of our 2038 Notes consented to the amendments and were paid a supplemental interest payment of $20,162,000. The supplemental interest payment is being amortized through to the next put date, June 17, 2013. Holders of $60,790,000 aggregate principal amount of our 2038 Notes put their notes to us for purchase at par. Accordingly, we purchased and retired these notes. Holders of the remaining $3,370,000 of our 2038 Notes did not put their notes to us for purchase and did not consent to the amendments and were not paid a supplemental interest payment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our outstanding debt and amounts available under our credit facility as of June 30, 2010 were (dollars in millions):

	Debt Outstanding	Available Credit

Short-term borrowings (due in less than one year)	$35.7
$2.5 billion credit facility due June 23, 2011	—	$2,500.0
5.90% Senior Notes due April 15, 2016	997.3
6.25% Senior Notes dues July 15, 2019	497.1
Convertible Notes due February 7, 2031	0.1
Convertible Notes due July 31, 2032	252.7
Convertible Notes due June 15, 2033	0.1
Convertible Notes due July 1, 2038	406.6
Other debt	17.8	—

	$2,207.4	$2,500.0

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

The next date on which holders of our Convertible Notes due July 31, 2032 can put their notes back to us for cash is August 2, 2010. Because our credit facility expires in less than one year, our outstanding 2032 Notes are classified as current liabilities in our unaudited condensed consolidated balance sheet at June 30, 2010. If our 2032 Notes are put back to us, based on our current financial condition and expectations, we expect to have sufficient cash and unused credit commitments to fund any put. Although such borrowings would reduce the amount available under our credit facility to fund our cash requirements, we believe that we have sufficient capacity under these commitments to meet our cash requirements for the normal course of our business operations after any put event. The next date on which the holders of our 2038 Notes can put their notes back to us for cash is June 17, 2013.

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

Contractual Obligations and Other Commercial Commitments

Contingent Acquisition Obligations: Certain of our acquisitions are structured with contingent purchase price obligations, often referred to as earn-outs. We utilize contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period. These payments are not contingent upon future employment. At June 30, 2010, the amount of future contingent purchase price payments that we would be required to pay for acquisitions completed prior to January 1, 2009, assuming that the businesses perform over the relevant future periods at their current profit levels, is approximately $169 million. The ultimate amounts payable cannot be predicted with reasonable certainty because they are dependent upon future results of operations of the subject businesses and are subject to changes in foreign currency exchange rates. In accordance with U.S. GAAP, prior to January 1, 2009, we have not recorded a liability for these items on our balance sheet since the definitive amount was not determinable or distributable prior to January 1, 2009. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. Our obligations change from period to period primarily as a result of payments made during the current period, changes in the acquired entities’ performance and changes in foreign currency exchange rates. These differences could be significant. The contingent purchase price obligations as of June 30, 2010, calculated assuming that the acquired businesses perform over the relevant future periods at their current profit levels, are as follows (dollars in millions):

Remainder 2010	2011	2012	2013	Thereafter	Total

$56	$69	$36	$7	$1	$169

Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008, are recorded as liabilities at fair value in our unaudited condensed consolidated balance sheet and are remeasured at each reporting period and changes in fair value are recorded in our results of operations. These liabilities are not included in the above amounts.

Credit Risk

We provide marketing and corporate communications services to thousands of clients who operate in nearly every industry sector and in the normal course of business, we grant credit to qualified clients. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 3.2%, and no other client accounted for more than 2.3%, of our consolidated revenue for the six months ended June 30, 2010. However, during periods of economic downturn, the credit profiles of our clients could change.

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

media vendor, in the United States and certain foreign markets many of our contracts with media providers specify that if our client defaults on its payment obligations then we are not liable to the media providers under the legal theory of sequential liability until we have been paid for the media by our client. In other countries, we manage our risk in other ways, including evaluating and monitoring our clients’ credit worthiness and, in many cases, purchasing credit insurance, or requiring payment in advance. Further, in cases where we become committed to the media and it becomes apparent that a client may be unable to pay for the media, options are potentially available to us in the marketplace, in addition to those cited above to mitigate the potential loss, including negotiating with media providers. We have not experienced a material loss related to purchases of media on behalf of our clients. However, this risk could increase in an economic downturn.

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

Our 2009 Form 10-K provides a detailed discussion of the market risks affecting our operations. No material change has occurred in our market risks since the disclosure contained in our 2009 Form 10-K. See our discussion regarding current economic conditions in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Executive Summary and Liquidity and Capital Resources sections.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, our CEO and CFO concluded that as of June 30, 2010 our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 are appropriate.

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

The information regarding legal proceedings described in Note 10 to the unaudited condensed consolidated financial statements set forth in Part I of this Report is incorporated by reference into this Part II, Item 1.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A in our 2009 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended June 30, 2010 was as follows:

Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 2010	854,195	$42.57	—	—
May 2010	4,312,396	$41.90	—	—
June 2010	2,615,218	$37.79	—	—

Total	7,781,809	$40.59	—	—

During the quarter ended June 30, 2010, 7,450,000 shares of our common stock were purchased in the open market for general corporate purposes and 331,809 shares were withheld from employees to satisfy estimated tax obligations relating to the vesting of shares of restricted stock under the terms of our 2007 Incentive Award Plan. The value of the common stock that was withheld was based on the closing price of our common stock on the applicable vesting date.

There were no unregistered sales of equity securities during the three months ended June 30, 2010.

Item 6.	Exhibits

(a)	Exhibits

	3 (ii)	By-laws of Omnicom Group Inc., as amended and restated on May 25, 2010 (Exhibit 3.2 to the Current Report on Form 8-K (File No. 1-10551), filed on May 28, 2010, and incorporated herein by reference).

4.1

Fifth Supplemental Indenture, dated as of June 8, 2010, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee, to the Indenture, dated as of June 10, 2003 between Omnicom

Group Inc. and Deutsche Bank Trust Company Americas, as successor to JPMorgan Chase Bank (Exhibit 10.1 to the Form 8-K (File No. 1-10551), filed on June 10, 2010, and incorporated herein by reference).

4.2

Sixth Supplemental Indenture, dated as of June 21, 2010, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee, to the Indenture, dated as of June 10, 2003, between Omnicom Group Inc. and Deutsche Bank Trust Company Americas, as successor to JPMorgan Chase Bank (Exhibit 10.1 to the Form 8-K (File No. 1-10551), filed on June 22, 2010, and incorporated herein by reference).

10.1	Omnicom Group Inc. SERCR Plan, as amended and restated on March 29, 2010 (Exhibit 10.1 to the Form 8-K (File No. 1-10551), filed on April 1, 2010, and incorporated herein by reference).

10.2	Omnicom Group Inc. Amended and Restated 2007 Incentive Award Plan (Appendix A to the Proxy Statement, filed on April 15, 2010, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNICOM GROUP INC.

Dated: July 26, 2010	/s/ Randall J. Weisenburger

Randall J. Weisenburger
Executive Vice President
and Chief Financial Officer
(on behalf of Omnicom Group Inc.
and as Principal Financial Officer)