Form 10-Q
period 2010-09-30
OMNICOM GROUP INC
filed 2010-10-22
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

Large accelerated filer	|X|	Accelerated filer	|_|
Non-accelerated filer	|_|	Smaller reporting company	|_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES |_|                 NO |X|

As of October 14, 2010, 301,239,000 shares of Omnicom Common Stock, $0.15 par value, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited)
	September 30,	December 31,
	2010	2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,689.3	$1,587.0
Short-term investments, at cost	9.0	7.8
Accounts receivable, net of allowance for doubtful accounts
of $48.8 and $59.5	5,516.9	5,574.1
Work in process	750.6	607.6
Other current assets	1,166.5	1,012.0

Total Current Assets	9,132.3	8,788.5

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated
depreciation of $1,178.7 and $1,146.7	637.4	677.3
INVESTMENTS IN AFFILIATES	280.0	299.4
GOODWILL	7,726.6	7,641.2
INTANGIBLE ASSETS, net of accumulated amortization of $344.1 and $316.1	256.3	220.8
DEFERRED TAX ASSETS	12.0	40.0
OTHER ASSETS	238.1	253.5

TOTAL ASSETS	$18,282.7	$17,920.7

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,592.6	$7,143.9
Customer advances	1,101.5	1,059.3
Current portion of debt	254.6	17.8
Short-term borrowings	61.5	19.3
Taxes payable	179.9	156.7
Other current liabilities	1,594.1	1,685.5

Total Current Liabilities	9,784.2	10,082.5

LONG-TERM NOTES PAYABLE	2,497.9	1,494.6
CONVERTIBLE DEBT	406.7	726.0
OTHER LONG-TERM LIABILITIES	433.7	462.0
LONG-TERM DEFERRED TAX LIABILITIES	560.3	488.1
COMMITMENTS AND CONTINGENCIES (see Note 10)
TEMPORARY EQUITY - REDEEMABLE NONCONTROLLING INTERESTS	198.3	214.7
EQUITY:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	59.6	59.6
Additional paid-in capital	1,364.4	1,408.2
Retained earnings	6,863.9	6,465.4
Accumulated other comprehensive income (loss)	(58.3)	(8.0)
Treasury stock, at cost	(4,112.4)	(3,730.4)

Total shareholders’ equity	4,117.2	4,194.8
Noncontrolling Interests	284.4	258.0

Total Equity	4,401.6	4,452.8

TOTAL LIABILITIES AND EQUITY	$18,282.7	$17,920.7

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
(Unaudited)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,

	2010	2009	2010	2009

REVENUE	$2,994.6	$2,837.6	$8,955.7	$8,454.9
OPERATING EXPENSES	2,680.5	2,542.8	7,935.1	7,479.6

OPERATING INCOME	314.1	294.8	1,020.6	975.3

INTEREST EXPENSE	36.1	33.8	95.9	88.0
INTEREST INCOME	6.3	4.9	18.2	15.9

INCOME BEFORE INCOME TAXES AND
INCOME FROM EQUITY METHOD INVESTMENTS	284.3	265.9	942.9	903.2

INCOME TAX EXPENSE	96.9	90.5	320.8	308.9
INCOME FROM EQUITY METHOD INVESTMENTS	8.2	7.3	23.1	20.5

NET INCOME	195.6	182.7	645.2	614.8
LESS: NET INCOME ATTRIBUTED
TO NONCONTROLLING INTERESTS	21.0	17.1	64.0	51.3

NET INCOME - OMNICOM GROUP INC.	$174.6	$165.6	$581.2	$563.5

NET INCOME PER COMMON SHARE
- OMNICOM GROUP INC.:
Basic	$0.58	$0.53	$1.90	$1.81
Diluted	$0.57	$0.53	$1.88	$1.80

DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.15	$0.60	$0.45

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine Months Ended September 30,

	2010	2009

Cash flows from operating activities:
Net income	$645.2	$614.8
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	134.9	132.6
Amortization of intangible assets	50.7	41.2
Income from equity method investments, net of dividends received	(8.8)	(8.9)
Remeasurement gain, equity interest in acquiree	(14.0)	—
Provision for doubtful accounts	(0.7)	13.8
Share-based compensation	51.9	56.7
Excess tax benefit on share-based compensation	(16.4)	—
Change in operating capital	(799.3)	(397.1)

Net cash provided by operating activities	43.5	453.1

Cash flows from investing activities:
Payments to acquire property, plant and equipment	(98.1)	(93.4)
Payments to acquire businesses and interests in affiliates, net of cash acquired	(115.4)	(112.6)
Payments to acquire short-term investments	(2.5)	(9.5)
Proceeds from sale of short-term investments	6.8	38.0

Net cash used in investing activities	(209.2)	(177.5)

Cash flows from financing activities:
Proceeds from short-term debt	33.1	157.9
Proceeds from borrowings	990.4	497.8
Repayments of convertible debt	(66.5)	(1,316.7)
Payments of dividends	(169.2)	(140.3)
Payments for repurchase of common stock	(567.0)	(13.3)
Proceeds from stock plans	105.2	10.1
Excess tax benefit on share-based compensation	16.4	—
Payments to noncontrolling interests	(26.5)	(12.3)
Other, net	(58.6)	(53.9)

Net cash provided by (used in) financing activities	257.3	(870.7)

Effect of exchange rate changes on cash and cash equivalents	10.7	95.2

Net increase (decrease) in cash and cash equivalents	102.3	(499.9)
Cash and cash equivalents at beginning of period	1,587.0	1,097.3

Cash and cash equivalents at end of period	$1,689.3	$597.4

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Presentation of Financial Statements

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

The computations of basic and diluted net income per common share - Omnicom Group Inc. for the three and nine months ended September 30, 2010 and 2009 were (in millions, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2010	2009	2010	2009

Net Income Available for Common Shares:
Net income - Omnicom Group Inc.	$174.6	$165.6	$581.2	$563.5
Net income allocated to
participating securities	(1.7)	(1.8)	(5.6)	(6.6)

Net income available
for common shares	$172.9	$163.8	$575.6	$556.9

Weighted Average Shares:
Basic	299.3	308.6	302.7	308.0
Dilutive stock options
and restricted shares	4.2	3.0	4.2	1.5

Diluted	303.5	311.6	306.9	309.5

Anti-dilutive stock options
and restricted shares	9.1	16.5	9.0	21.9

Net Income per Common Share -
Omnicom Group Inc.:
Basic	$0.58	$0.53	$1.90	$1.81
Diluted	0.57	0.53	1.88	1.80

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Comprehensive Income

Total comprehensive income and its components were (dollars in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2010	2009	2010	2009

Net income	$195.6	$182.7	$645.2	$614.8

Foreign currency transaction and
translation adjustments,
net of income taxes of $126.2
and $31.2 for the three months
and $(23.7) and $144.6 for the
nine months ended September
30, 2010 and 2009, respectively	234.5	58.0	(43.9)	268.6

Unrealized gain (loss) on securities,
net of income taxes of $0.3 and
(3.7) for the three months and
$0.4 and $(0.2) for the nine months
ended September 30, 2010
and 2009, respectively	0.5	(5.6)	0.6	(0.4)

Defined benefit plans adjustment,
net of income taxes of $0.5 and
$0.5 for the three months and
$1.6 and $1.4 for the nine months
ended September 30, 2010 and
2009, respectively	0.7	0.7	2.3	2.2

Comprehensive income	431.3	235.8	604.2	885.2

Less: Comprehensive income
attributed to noncontrolling
interests	36.0	28.5	73.2	65.6

Comprehensive income -
Omnicom Group Inc.	$395.3	$207.3	$531.0	$819.6

5.	Debt

Lines of Credit:

Our $2.5 billion credit facility expires on June 23, 2011. Our credit facility provides back-up liquidity in the event that any of our convertible notes are put back to us, as well as support for our commercial paper issuances. Because our credit facility expires in less than one year, our outstanding Convertible Notes due 2031 (“2031 Notes”) and our Convertible Notes due 2032 (“2032 Notes”) are classified as current liabilities in our unaudited condensed consolidated balance sheet at September 30, 2010. The next put dates for our

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2031 Notes and 2032 Notes are February 7, 2011 and July 31, 2011, respectively. At September 30, 2010, we had no borrowings outstanding under our credit facility.

During the first nine months of 2010, the gross amount of commercial paper issued and redeemed under our commercial paper program was approximately $10.4 billion, with an average term of approximately 13.6 days. The maximum amount outstanding for our commercial paper issuances at any time during 2010 was $1.05 billion. The weighted average interest rate for the nine months ended September 30, 2010 was 0.41%. The average commercial paper issuances during the quarter ended September 30, 2010 were $418.8 million. Commercial paper issuances were significantly reduced in the third quarter following the issuance in August 2010 of our 2020 Notes. There were no commercial paper borrowings outstanding at September 30, 2010.

Depending on market conditions at the time, we either issue commercial paper or borrow under our credit facility or on our uncommitted lines of credit to manage short-term cash requirements primarily related to changes in our day-to-day working capital requirements.

Short-Term Borrowings:

Short-term borrowings of $61.5 million at September 30, 2010 are primarily composed of bank overdrafts of our international subsidiaries. These bank overdrafts are treated as unsecured loans pursuant to our bank agreements.

Long-Term Notes Payable:

Long-term notes payable at September 30, 2010 and December 31, 2009 consisted of the following (dollars in millions):

	2010	2009

5.90% Senior Notes due April 15, 2016	$1,003.7	$996.9
6.25% Senior Notes due July 15, 2019	497.1	496.9
4.45% Senior Notes due August 15, 2020	996.6	—
Other notes and loans	2.3	18.6

	2,499.7	1,512.4
Less current portion	1.8	17.8

Total long-term notes payable	$2,497.9	$1,494.6

On August 5, 2010, we issued $1.0 billion principal amount of 4.45% Senior Notes due August 15, 2020 (“2020 Notes”). The proceeds from the issuance before deducting underwriting commissions and offering expenses were $996.5 million. The 2020 Notes were co-issued by Omnicom Group Inc. and two of its wholly owned finance subsidiaries, Omnicom Capital Inc. and Omnicom Finance Inc., as co-obligors. The 2020 Notes are senior unsecured notes that rank in equal right of payment with all existing and future unsecured indebtedness as a joint and several liability of the issuer and the co-obligors.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In August 2010, we entered into a series of interest rate swap agreements to hedge the risk of changes in fair value of the $1 billion principal amount of our 5.90% Senior Notes due April 15, 2016 (“2016 Notes”). Under the terms of these agreements, we will receive fixed interest rate payments and will make variable interest rate payments on the total principal value of the 2016 Notes. These agreements effectively convert the 2016 Notes from fixed rate debt to floating rate debt from the date of the swaps through the maturity of the 2016 Notes. The swap agreements qualify as a hedge for accounting purposes at inception and at September 30, 2010 and are designated as a fair value hedge on the 2016 Notes. The variable interest rate we pay is based on the one month and three month U.S. LIBOR rate, flat. The fixed rate we receive is 1.766%. The swaps mature on April 15, 2016, the maturity date of the 2016 Notes. In accordance with Codification Topic 815, the swaps are recorded in our balance sheet at fair value and the change in the fair value of the swaps and the change in the fair value of the debt, the hedged item, are recorded in earnings as an adjustment to interest expense. We will continue to evaluate these arrangements for hedge accounting treatment. At September 30, 2010, we recorded an asset of $6.9 million representing the fair value of the swaps and recorded an increase in the carrying value of the 2016 Notes of $6.5 million reflecting the change in fair value of the 2016 Notes from the inception of the fair value hedge.

Convertible Debt:

Convertible debt outstanding at September 30, 2010 and December 31, 2009 consisted of the following (dollars in millions):

	2010	2009

Convertible Notes - due February 7, 2031	$0.1	$5.8
Convertible Notes - due July 31, 2032	252.7	252.7
Convertible Notes - due June 15, 2033	0.1	0.1
Convertible Notes - due July 1, 2038	406.6	467.4

	659.5	726.0
Less current portion	252.8	—

Total convertible debt	$406.7	$726.0

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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2010, we offered to pay a supplemental interest payment to holders of our 2038 Notes who did not put their notes back to us for repurchase and who consented to amend the indenture relating to the 2038 Notes to, among other things, waive their right to contingent cash interest, if payable, from December 15, 2010 through and including December 15, 2013, and eliminate our right to redeem the 2038 Notes prior to June 17, 2013. Holders of $403.2 million aggregate principal amount of our 2038 Notes consented to the amendments and were paid a supplemental interest payment of $20.2 million. The supplemental interest payment is being amortized through to the next put date, June 17, 2013. Holders of $60.8 million aggregate principal amount of our 2038 Notes put their notes to us for purchase at par. Accordingly, we purchased and retired these notes. Holders of the remaining $3.4 million of our 2038 Notes did not put their notes to us for purchase and did not consent to the amendments and were not paid a supplemental interest payment.

On August 6, 2010, we paid a supplemental interest payment of $5.7 million to holders of our Zero Coupon Zero Yield Convertible Notes due July 31, 2032 (“2032 Notes”) who did not put their notes back to us. None of our 2032 Notes were put back to us for repurchase and $252.7 million of our 2032 Notes remain outstanding. The supplemental interest payment is being amortized ratably over a twelve-month period to the next put date.

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

A summary of our revenue and long-lived assets and goodwill by geographic area as of September 30, 2010 and 2009, is as follows (dollars in millions):

				Asia /
		Americas	EMEA	Australia

2010
	Revenue - three months ended	$1,801.1	$958.5	$235.0
	Revenue - nine months ended	5,405.9	2,894.6	655.2
	Long-lived assets and goodwill	5,705.8	2,533.4	124.8

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

				Asia /
		Americas	EMEA	Australia

2009	Revenue - three months ended	$1,656.4	$976.5	$204.7
	Revenue - nine months ended	5,022.5	2,882.9	549.5
	Long-lived assets and goodwill	5,559.6	2,569.3	129.2

The Americas is composed of the U.S., Canada and Latin American countries. EMEA is composed of various Euro currency countries, the United Kingdom, the Middle-East and Africa and other European countries that have not adopted the European Union Monetary standard. Asia/Australia is composed of China, India, Japan, Korea, Singapore, Australia and other Asian countries.

7.	Income Taxes

At September 30, 2010, our unrecognized tax benefits were $190.7 million. Of this amount, approximately $69.8 million would affect our effective tax rate upon resolution of the uncertain tax positions.

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

In August 2010, the Education Jobs and Medicaid Assistance Act was enacted. The act contains changes to international tax rules. We do not expect that the act will have a significant impact on our annual effective tax rate.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Pension and Other Postemployment Plans

Defined Benefit Plans The components of net periodic benefit cost for the nine months ended September 30, 2010 and 2009 were (dollars in millions):

	2010	2009

Service cost	$2.8	$3.8
Interest cost	3.8	4.4
Expected return on plan assets	(1.8)	(2.2)
Amortization of prior service cost	2.0	1.9
Amortization of actuarial (gains) losses	0.2	0.8
Curtailments and settlements	1.3	1.4

	$8.3	$10.1

We contributed approximately $4.1 million and $3.0 million to our defined benefit plans for the nine months ended September 30, 2010 and 2009, respectively.

Postemployment Arrangements

The components of net periodic benefit cost for the nine months ended September 30, 2010 and 2009 were (dollars in millions):

	2010	2009

Service cost	$1.4	$1.3
Interest cost	2.9	3.0
Expected return on plan assets	N/A	N/A
Amortization of prior service cost	0.5	0.4
Amortization of actuarial (gains) losses	0.7	0.6

	$5.5	$5.3

9.	Supplemental Data

The components of operating expenses for the three and nine months ended September 30, 2010 and 2009 were (dollars in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2010	2009	2010	2009

Salary and service costs	$2,210.8	$2,052.3	$6,526.5	$6,077.8
Office and general expenses	469.7	490.5	1,408.6	1,401.8

Total operating expenses	$2,680.5	$2,542.8	$7,935.1	$7,479.6

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental cash flow data for the nine months ended September 30, 2010 and 2009 were (dollars in millions):

	2010	2009

Decrease in accounts receivable	$143.4	$1,122.8
(Increase) decrease in work in progress and other current assets	(267.1)	12.9
Decrease in accounts payable	(646.2)	(1,198.7)
Decrease in customer advances and other current liabilities	(112.1)	(363.7)
Change in other assets and liabilities, net	82.7	29.6

Change in operating capital	$(799.3)	$(397.1)

Income taxes paid	$223.6	$194.6
Interest paid	$103.8	$53.8

Goodwill:

At September 30, 2010, goodwill, compared to the balance at December 31, 2009, increased $85.4 million. Acquisition transactions increased goodwill $164.8 million and foreign exchange effects reduced goodwill by $79.4 million.

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

The following tables present certain information for our financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2010 and 2009 (dollars in millions):

	2010

	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$4.1	—	—	$4.1
Forward foreign exchange contracts	—	$15.2	—	15.2
Interest rate swap agreements	—	6.9	—	6.9

At September 30, 2010, available-for-sale securities, forward foreign exchange contracts and interest rate swap agreements are included in other assets in our unaudited condensed consolidated balance sheet.

	2009

	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$9.5	—	—	$9.5
Forward foreign exchange contracts	—	$3.5	—	3.5

At September 30, 2009, available-for-sale securities and forward foreign exchange contracts were included in other assets in our unaudited condensed consolidated balance sheet.

The following table presents the carrying amounts and fair values of our financial instruments at September 30, 2010 (dollars in millions):

	Carrying	Fair
	Amount	Value

Assets:
Cash and cash equivalents	$1,689.3	$1,689.3
Short-term investments	9.0	9.0
Available-for-sale securities	4.1	4.1
Forward foreign exchange contracts	15.2	15.2
Interest rate swap agreements	6.9	6.9
Cost method investments	24.4	24.4

Liabilities:
Short-term borrowings	61.5	61.5
Debt	3,159.2	3,409.9

Financial commitments:
Guarantees	—	0.2

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

Interest rate swap agreements

Our interest rate swap agreements are fair value hedges where the fair value is derived from the present value of future cash flows using valuation models that are based on readily observable market data such as interest rates and yield curves, taking into consideration counterparty credit risk.

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

As one of the world’s leading advertising, marketing and corporate communications companies, we operate in all major markets of the global economy. We have a large and diverse client base. Our largest client represented 3.2% of our revenue for the nine months ended September 30, 2010 and no other client accounted for more than 2.4% of our revenue. Our top 100 clients accounted for approximately 50.7% of our revenue for the nine months ended September 30, 2010. Our business is spread across a significant number of industry sectors with no one industry comprising more than 17% of revenue from our 1,000 largest clients for the nine months ended September 30, 2010. Although our revenues are balanced between the U.S. and international markets and we have a large and diverse client base, we are not immune to general economic downturns.

During the first nine months of 2010, our revenue increased 5.9% compared to the first nine months of last year. The increase reflects an improvement in business prospects in our industry. However, the pace of the global economic recovery is not certain and renewed reductions in client spending levels could adversely affect our results of operations and financial condition in subsequent periods. We have and will continue to closely monitor economic conditions, client spending and other factors and in response, will take actions available to us to reduce costs and manage working capital. In the current environment, there can be no assurance as to the effects of future economic conditions, client spending patterns, client credit worthiness and other developments on us and whether and to what extent our efforts to respond to them will be effective.

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

Looking ahead to the remainder of the year, barring unforeseen events and excluding foreign exchange impacts, we expect our revenues to increase modestly as a result of continuing increases in client spending in the United States and Asia, as well as easier comparisons to prior year revenues that we expect will more than offset the impact of the loss announced last year of a large client in the automotive sector which we estimate will reduce our revenues for the remainder of 2010 by 1.5% compared to prior year amounts.

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

In recent years, our revenue has been divided almost evenly between domestic and international operations. For the three months ended September 30, 2010, our revenue increased 5.5% compared to the three months ended September 30, 2009, of which 6.7% was an increase in organic growth. Changes in foreign exchange rates decreased revenue by 1.9% and acquisition of entities, net of entities disposed, increased revenue by 0.7% compared to the prior year period. For the nine months ended September 30, 2010, our revenue increased 5.9% compared to the nine months ended September 30, 2009, of which 5.0% was an increase in organic growth and 0.7% was related to changes in foreign exchange rates. Acquisition of entities, net of entities disposed, increased revenue by 0.2% from the prior year period. The change in revenue in the third quarter of 2010 compared to the third quarter of 2009 in our four fundamental disciplines was as follows: traditional media advertising increased 6.1%; CRM increased 4.7%; public relations increased 5.1%; and specialty communications increased 6.3%.

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

Because we are a service business, we monitor salary and service costs and office and general costs as a percentage of revenue. Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs as a percentage of revenue increased 1.5% to 73.8% in the third quarter of 2010 compared to the third quarter of 2009. Salary and service costs as a percentage of revenue increased 1.0% to 72.9% in the first nine months of 2010 as compared to the first nine months of 2009. These increases resulted from a change in our business mix and growth in our events and sports marketing businesses and reflect increased compensation costs, primarily related to freelance labor. Office and general expenses, which are not directly related to servicing clients, are less directly linked to changes in our revenue than salary and service costs. Office and general expenses decreased to 15.7% of revenue in the third quarter of 2010 compared to 17.3% in the third quarter of 2009. Office and general expenses decreased to 15.7% of revenue in the first nine months of 2010, as compared to 16.6% in the first nine months of 2009.

Net income - Omnicom Group Inc. in the third quarter of 2010 increased $9.0 million, or 5.4%, to $174.6 million from $165.6 million in the third quarter of 2009. Net income - Omnicom Group Inc. in the first nine months of 2010 increased $17.7 million, or 3.1%, to $581.2 million, as compared to $563.5 million in the first nine months of 2009. The period-over-period increase in net income - Omnicom Group Inc. is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 7.5% to $0.57 in the third quarter of 2010, as compared to $0.53 in the prior year period. Diluted net income per common share - Omnicom Group Inc. increased 4.4% to $1.88 in the first nine months of 2010, as compared to $1.80 in the first nine months of 2009. The period-over-period increase in diluted net income per common share - Omnicom Group Inc. is due to the factors described above as well as the impact of the reduction in our weighted average common shares outstanding. This reduction was the result of our purchases of our common stock in the first six months of 2010, net of stock option exercises and shares issued under our employee stock purchase plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations: Third Quarter 2010 Compared to Third Quarter 2009

Revenue: Our third quarter of 2010 revenue increased 5.5% to $2,994.6 million from $2,837.6 million in the third quarter of 2009. Organic growth increased revenue by $190.3 million. The effect of foreign exchange impacts decreased revenue by $52.9 million. Acquisitions, net of dispositions, increased revenue by $19.6 million. The components of the third quarter of 2010 revenue changes in the U.S. (“domestic”) and the remainder of the world (“international”) are summarized below (dollars in millions):

	Total		Domestic		International
	$	%	$	%	$	%
Three months ended September 30, 2009.	$2,837.6	—	$1,491.2	—	$1,346.4	—

Components of revenue changes:
Foreign exchange impact	(52.9)	(1.9)%	—	—	(52.9)	(3.9)%
Acquisitions, net of dispositions	19.6	0.7%	—	—	19.6	1.5%
Organic growth	190.3	6.7%	125.9	8.4%	64.4	4.8%

Three months ended September 30, 2010.	$2,994.6	5.5%	$1,617.1	8.4%	$1,377.5	2.3%

The components and percentages of changes in the table above are calculated as follows:

  The foreign exchange impact component shown in the table is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $3,047.5 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $2,994.6 million less $3,047.5 million for the Total column in the table).

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

  The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $2,837.6 million for the Total column in the table).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The components of revenue for the third quarter of 2010 and year-over-year revenue changes in our primary geographic markets are summarized below (dollars in millions):

	2010 Compared to 2009
	Revenue	% Change
United States	$1,617.1	8.4%
Euro Markets	551.5	(8.5)%
United Kingdom	270.9	3.0%
Other	555.1	15.5%

Total	$2,994.6	5.5%

For the third quarter of 2010, foreign exchange impacts decreased our revenue by 1.9%, or $52.9 million, as compared to the third quarter of 2009. The most significant impacts resulted from the strengthening of the U.S. Dollar against the Euro and British Pound, partially offset by the weakening of the U.S. Dollar against the Canadian Dollar, Brazilian Real, Japanese Yen and Australian Dollar.

Assuming exchange rates at October 15, 2010 remain unchanged, we expect the impact of foreign exchange to decrease revenue for the last quarter of 2010 by less than 1%.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The change in revenue in our four fundamental disciplines is as follows (dollars in millions):

	Three Months Ended September 30,
	2010		2009		2010 vs 2009
		% of		% of		%
	$	Revenue	$	Revenue	$	Change
Traditional media advertising	$1,331.9	44.5%	$1,255.0	44.2%	$76.9	6.1%
CRM	1,108.4	37.0%	1,058.4	37.3%	50.0	4.7%
Public relations	279.9	9.3%	266.2	9.4%	13.7	5.1%
Specialty communications	274.4	9.2%	258.0	9.1%	16.4	6.3%

	$2,994.6		$2,837.6		$157.0	5.5%

Looking ahead to the remainder of the year, barring unforeseen events and excluding foreign exchange impacts, we expect our revenues to increase modestly as a result of continuing increases in client spending in the United States and Asia, as well as easier comparisons to prior year revenues that we expect will more than offset the impact of the loss announced last year of a large client in the automotive sector which we estimate will reduce our revenues for the remainder of 2010 by 1.5% compared to prior year amounts.

Operating Expenses: Our third quarter of 2010 worldwide operating expenses increased $137.7 million, or 5.4%, to $2,680.5 million from $2,542.8 million in the third quarter of 2009, as shown below (dollars in millions):

	Three Months Ended September 30,
	2010			2009			2010 vs 2009
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change
Revenue	$2,994.6			$2,837.6			$157.0	5.5%

Operating Expenses:
Salary and service costs	2,210.8	73.8%	82.5%	2,052.3	72.3%	80.7%	158.5	7.7%
Office and general expenses	469.7	15.7%	17.5%	490.5	17.3%	19.3%	(20.8)	(4.2)%

Total Operating Expenses	2,680.5	89.5%		2,542.8	89.6%		137.7	5.4%

Operating Income	$314.1	10.5%		$294.8	10.4%		$19.3	6.5%

Salary and service costs are comprised of salary and related costs and direct service costs. Salary and service costs increased $158.5 million in the third quarter of 2010 compared to the third quarter of 2009. Salary and service costs as a percentage of revenue increased 1.5% in the third quarter of 2010 compared to the third quarter of 2009. This increase resulted from a change in our business mix and growth in our events and sports marketing businesses and reflects increased compensation costs, primarily related to freelance labor.

Office and general expenses decreased $20.8 million in the third quarter of 2010 compared to the third quarter of 2009. Office and general expenses as a percentage of revenue decreased 1.6% in the third quarter of 2010 compared to the third quarter of 2009. These costs are comprised of office and equipment rents, technology costs and depreciation, amortization of identifiable intangible assets, professional fees and other overhead expenses and are less directly linked to changes in our revenue.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Included in office and general expenses for the quarter ended September 30, 2010 is a $14.0 million non-cash gain resulting from the remeasurement to fair value, in accordance with Codification Topic 805, of our existing ownership interest in an affiliate in the Middle East in which we acquired a majority stake in July 2010. Further, we recorded a $13.1 million charge in the third quarter of 2010 related to impairment and other costs on the disposal of certain underperforming businesses in Europe.

Net Interest Expense: Our net interest expense increased to $29.8 million in the third quarter of 2010, as compared to $28.9 million in the third quarter of 2009. Gross interest expense increased $2.3 million to $36.1 million. This increase was primarily due to increased interest resulting from our 4.45% Senior Notes issued in August 2010 and amortization of supplemental interest payments made on our Convertible Notes due 2038, partially offset by a net reduction in interest expense on our 2016 Notes, resulting from the interest rate swaps and decreases in amortization of supplemental interest payments made in prior periods on our Convertible Notes due 2031 and our Convertible Notes due 2032. Gross interest income increased $1.4 million to $6.3 million in the third quarter of 2010.

Income Taxes: Our consolidated effective income tax rate was 34.1% in the third quarter of 2010, which increased slightly from 34.0% in the third quarter 2009.

Net Income Per Common Share - Omnicom Group Inc.: For the foregoing reasons, net income - Omnicom Group Inc. in the third quarter of 2010 increased $9.0 million, or 5.4%, to $174.6 million from $165.6 million in the third quarter of 2009. Diluted net income per common share - Omnicom Group Inc. increased 7.5% to $0.57 in the third quarter of 2010, as compared to $0.53 in the prior year period. The period-over-period increase in diluted net income per common share - Omnicom Group Inc. is due to the factors described above as well as the impact of the reduction in our weighted average common shares outstanding. This reduction was the result of our purchases of our common stock in the first six months of 2010, net of stock option exercises and shares issued under our employee stock purchase plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations: First Nine Months of 2010 Compared to First Nine Months of 2009

Revenue: Our first nine months of 2010 revenue increased 5.9% to $8,955.7 million from $8,454.9 million in the first nine months of 2009. Organic growth increased revenue by $423.6 million. The effect of foreign exchange impacts increased revenue by $59.1 million. Acquisitions, net of dispositions, increased revenue by $18.1 million. The components of the first nine months of 2010 revenue changes in the U.S. (“domestic”) and the remainder of the world (“international”) are summarized below (dollars in millions):

	Total		Domestic		International
	$	%	$	%	$	%
Nine months ended September 30, 2009	$8,454.9	—	$4,548.0	—	$3,906.9	—

Components of revenue changes:
Foreign exchange impact	59.1	0.7%	—	—	59.1	1.5%
Acquisitions, net of dispositions	18.1	0.2%	(29.5)	(0.6)%	47.6	1.2%
Organic growth	423.6	5.0%	328.2	7.2%	95.4	2.5%

Nine months ended September 30, 2010	$8,955.7	5.9%	$4,846.7	6.6%	$4,109.0	5.2%

The components and percentages of changes in the table above are calculated as follows:

  The foreign exchange impact component shown in the table is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $8,896.6 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $8,955.7 million less $8,896.6 million for the Total column in the table).

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

  The percentage change shown in the table of each component is calculated by dividing the individual component amount by the prior period revenue base of that component (in this case $8,454.9 million for the Total column in the table).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The components of revenue for the first nine months of 2010 and year-over-year revenue changes in our primary geographic markets are summarized below (dollars in millions):

	2010 Compared to 2009
	Revenue	% Change
United States	$4,846.7	6.6%
Euro Markets	1,714.5	(4.9)%
United Kingdom	780.2	4.6%
Other	1,614.3	18.9%

Total	$8,955.7	5.9%

For the first nine months of 2010, foreign exchange impacts increased our revenue by 0.7%, or $59.1 million as compared to the first nine months of 2009. The most significant impacts resulted from the weakening of the U.S. Dollar against the Canadian Dollar, Brazilian Real, Australian Dollar, South African Rand and Japanese Yen, partially offset by the strengthening of the U.S. Dollar against the Euro and British Pound.

The change in revenue in our four fundamental disciplines is as follows (dollars in millions):

	Nine Months Ended September 30,
	2010		2009		2010 vs 2009
	$	% of Revenue	$	% of Revenue	$	% Change
Traditional media advertising	$4,008.7	44.8%	$3,806.6	45.0%	$202.1	5.3%
CRM	3,261.7	36.4%	3,061.2	36.2%	200.5	6.6%
Public relations	846.7	9.4%	798.0	9.4%	48.7	6.1%
Specialty communications	838.6	9.4%	789.1	9.4%	49.5	6.3%

	$8,955.7		$8,454.9		$500.8	5.9%

Operating Expenses: Our first nine months of 2010 worldwide operating expenses increased $455.5 million, or 6.1%, to $7,935.1 million from $7,479.6 million in the first nine months of 2009, as shown below (dollars in millions):

	Nine Months Ended September 30,
	2010			2009			2010 vs 2009
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change
Revenue	$8,955.7			$8,454.9			$500.8	5.9%

Operating Expenses:
Salary and service costs	6,526.5	72.9%	82.2%	6,077.8	71.9%	81.3%	448.7	7.4%
Office and general expenses	1,408.6	15.7%	17.8%	1,401.8	16.6%	18.7%	6.8	0.5%

Total Operating Expenses	7,935.1	88.6%		7,479.6	88.5%		455.5	6.1%

Operating Income	$1,020.6	11.4%		$975.3	11.5%		$45.3	4.6%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Salary and service costs are comprised of salary and related costs and direct service costs. Salary and service costs increased $448.7 million in the first nine months of 2010 compared to the first nine months of 2009. Salary and service costs as a percentage of revenue increased 1.0% in the first nine months of 2010 compared to the first nine months of 2009. This increase resulted from a change in our business mix and growth in our events and sports marketing businesses and reflects increased compensation costs, primarily related to freelance labor.

Office and general expenses increased $6.8 million in the first nine months of 2010 compared to the first nine months of 2009. Office and general expenses as a percentage of revenue decreased 0.9% in the first nine months of 2010 compared to the first nine months of 2009. These costs are comprised of office and equipment rents, technology costs and depreciation, amortization of identifiable intangible assets, professional fees and other overhead expenses and are less directly linked to changes in our revenue.

Net Interest Expense: Our net interest expense increased to $77.7 million in the first nine months of 2010, as compared to $72.1 million in the first nine months of 2009. Our gross interest expense increased $7.9 million to $95.9 million. This increase in gross interest expense was primarily due to increased interest resulting from our 6.25% Senior Notes issued in July 2009, our 4.45% Senior Notes issued in August 2010, and amortization of supplemental interest payments made on our Convertible Notes due 2038. This increase was partially offset by lower interest expense resulting from no borrowings under our credit facility during the first nine months of 2010 and decreases in amortization of supplemental interest payments made in prior periods on our Convertible Notes due 2031 and our Convertible Notes due 2032, as well as a net reduction in interest expense on our 2016 Notes, resulting from interest rate swaps entered into in August 2010. Gross interest income increased $2.3 million to $18.2 million in the first nine months of 2010.

Income Taxes: Our consolidated effective income tax rate was 34.0% in the first nine months of 2010, which decreased slightly when compared to the first nine months of 2009.

Net Income Per Common Share - Omnicom Group Inc.: For the foregoing reasons, net income - Omnicom Group Inc. in the first nine months of 2010 increased $17.7 million, or 3.1%, to $581.2 million from $563.5 million in the first nine months of 2009. Diluted net income per common share - Omnicom Group Inc. increased 4.4% to $1.88 in the first nine months of 2010, as compared to $1.80 in the prior year period. The period-over-period increase in diluted net income per common share - Omnicom Group Inc. is due to the factors described above as well as the impact of the reduction in our weighted average common shares outstanding. This reduction was the result of our purchases of our common stock during the first six months of 2010, net of stock option exercises and shares issued under our employee stock purchase plan.

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

Estimates and Assumptions - Goodwill Impairment Review

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The range of assumptions used for the long-term growth rate and WACC in our evaluation as of June 30, 2010 and 2009 are as follows:

	June 30,
	2010	2009
Long-Term Growth Rate	4.0%	4.5%
WACC	10.3% - 10.9%	11.1% - 11.8%

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

Sensitivity Analysis and Conclusion - Goodwill Impairment Review

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

During the first nine months of 2010, the gross amount of commercial paper issued and redeemed under our commercial paper program was approximately $10.4 billion, with an average term of approximately 13.6 days. The maximum amount outstanding for our commercial paper issuances at any time during 2010 was $1.05 billion. The weighted average interest for the nine months ended September 30, 2010 was 0.41%. The average commercial paper issuances during the quarter ended September 30, 2010 were $418.8 million. Commercial paper issuances were significantly reduced in the third quarter following the issuance in August 2010 of our 2020 Notes. There were no commercial paper borrowings outstanding at September 30, 2010.

During the first nine months of 2010, we generated $43.5 million of cash from operations. Our discretionary spending during the period was comprised primarily of: dividend payments of $169.2 million; capital expenditures of $98.1 million; repurchases of our common stock of $567.0 million; and acquisition payments of $141.9 million, including contingent acquisition obligations. Our total discretionary spending for the nine months ended September 30, 2010, was $976.2 million compared to $371.9 million for the nine months ended September 30, 2009. This increase primarily resulted from our repurchases of common stock in the first nine months of 2010. We did not repurchase common stock in the first nine months of 2009.

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

At September 30, 2010, our cash and cash equivalents increased $102.3 million and our short-term investments increased slightly when compared to December 31, 2009.

Debt Instruments and Related Covenants

We maintain a credit facility with a consortium of banks providing borrowing capacity of up to $2.5 billion. This facility expires June 23, 2011. Our credit facility provides back-up liquidity in the event any of our convertible notes are put back to us, as well as support for our commercial paper issuances. Depending on market conditions at the time, we typically fund our daily borrowing needs by issuing commercial paper, borrowing under our short-term uncommitted lines of credit, or drawing down on our credit facility. As of September 30, 2010, there were no borrowings outstanding under this facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

At September 30, 2010, we had short-term borrowings of $61.5 million that were comprised of bank overdrafts of our international subsidiaries. These bank overdrafts are treated as unsecured loans pursuant to the subsidiaries’ bank agreements.

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

Our credit facility contains financial covenants that restrict our ability to incur indebtedness as defined in the agreements. These financial covenants limit the ratio of total consolidated indebtedness to total consolidated EBITDA (under our credit agreement, EBITDA is defined as earnings before interest, taxes, depreciation and amortization) to no more than 3.0 times. In addition, we are also required to maintain a minimum ratio of EBITDA to interest expense of at least 5.0 times. At September 30, 2010, we were in compliance with these covenants, as our ratio of debt to EBITDA was 1.9 times and our ratio of EBITDA to interest expense was 12.9 times. In addition, our credit facility does not limit our ability to declare or pay dividends.

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

Holders of $403.2 million aggregate principal amount of our 2038 Notes consented to the amendments and were paid a supplemental interest payment of $20.2 million. The supplemental interest payment is being amortized through to the next put date, June 17, 2013. Holders of $60.8 million aggregate principal amount of our 2038 Notes put their notes to us for purchase at par. Accordingly, we purchased and retired these notes. Holders of the remaining $3.4 million of our 2038 Notes did not put their notes to us for purchase and did not consent to the amendments and were not paid a supplemental interest payment.

On August 5, 2010, we issued $1.0 billion principal amount of 4.45% Senior Notes due August 15, 2020 (“2020 Notes”). The proceeds from the issuance before deducting underwriting commissions and offering expenses were $996.5 million. The 2020 Notes were co-issued by Omnicom Group Inc. and two of its wholly owned finance subsidiaries, Omnicom Capital Inc. and Omnicom Finance Inc., as co-obligors. The 2020 Notes are senior unsecured notes that rank in equal right of payment with all existing and future unsecured indebtedness and as a joint and several liability of the issuer and the co-obligors.

On August 6, 2010, we paid a supplemental interest payment of $5.7 million to holders of our Zero Coupon Zero Yield Convertible Notes due July 31, 2032 (“2032 Notes”) who did not put their notes back to us. None of our 2032 Notes were put back to us for repurchase and $252.7 million of our 2032 Notes remain outstanding. The supplemental interest payment is being amortized ratably over a twelve-month period to the next put date.

In August 2010, we entered into a series of interest rate swap agreements to hedge the risk of changes in fair value of the $1 billion principal amount of our 5.90% Senior Notes due April 15, 2016 (“2016 Notes”). Under the terms of these agreements, we will receive fixed interest rate payments and will make variable interest rate payments on the total principal value of the 2016 Notes. These agreements effectively convert the 2016 Notes from fixed rate debt to floating rate debt from the date of the swaps through the maturity of the 2016 Notes. The swap agreements qualify as a hedge for accounting purposes at inception and at September 30, 2010 and are designated as a fair value hedge on the 2016 Notes. The variable interest rate we pay is based on the one month and three month US LIBOR rate, flat. The fixed rate we receive is 1.766%. The swaps mature on April 15, 2016, the maturity date of the 2016 Notes. In accordance with Codification Topic 815, the swaps are recorded in our balance sheet at fair value and the change in the fair value of the swaps and the change in the fair value of the debt, the hedged item, are recorded in earnings as an adjustment to interest expense. We will continue to evaluate these arrangements for hedge accounting treatment. At September 30, 2010, we recorded an asset of $6.9 million representing the fair value of the swaps and recorded an increase in the carrying value of the 2016 Notes of $6.5 million reflecting the change in fair value of the 2016 Notes from the inception of the fair value hedge.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our outstanding debt and amounts available under our credit facility as of September 30, 2010 were (dollars in millions):

	Debt	Available
	Outstanding	Credit
Short-term borrowings (due in less than one year)	$61.5
$2.5 billion credit facility due June 23, 2011	—	$2,500.0
5.90% Senior Notes due April 15, 2016	1,003.7
6.25% Senior Notes due July 15, 2019	497.1
4.45% Senior Notes due August 15, 2020	996.6
Convertible Notes due February 7, 2031	0.1
Convertible Notes due July 31, 2032	252.7
Convertible Notes due June 15, 2033	0.1
Convertible Notes due July 1, 2038	406.6
Other debt	2.3

	$3,220.7	$2,500.0

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

The next date on which holders of our Convertible Notes due July 31, 2032 can put their notes back to us for cash is July 31, 2011. Because our credit facility expires in less than one year, our outstanding 2032 Notes are classified as current liabilities in our unaudited condensed consolidated balance sheet at September 30, 2010. If our 2032 Notes are put back to us, based on our current financial condition and expectations, we expect to have sufficient cash and unused credit commitments to fund any put. Although such borrowings would reduce the amount available under our credit facility to fund our cash requirements, we believe that we have sufficient capacity under these commitments to meet our cash requirements for the normal course of our business operations after any put event. The next date on which the holders of our 2038 Notes can put their notes back to us for cash is June 17, 2013.

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

Contractual Obligations and Other Commercial Commitments

Contingent Acquisition Obligations: Certain of our acquisitions are structured with contingent purchase price obligations, often referred to as earn-outs. We utilize contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period. These payments are not contingent upon future employment. At September 30, 2010, the amount of future contingent purchase price payments that we would be required to pay for acquisitions completed prior to January 1, 2009, assuming that the businesses perform over the relevant future periods at their current profit levels, is approximately $128 million. The ultimate amounts payable cannot be predicted with reasonable certainty because they are dependent upon future results of operations of the subject businesses and are subject to changes in foreign currency exchange rates. In accordance with U.S. GAAP, prior to January 1, 2009, we have not recorded a liability for these items on our balance sheet since the definitive amount was not determinable or distributable prior to January 1, 2009. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. Our obligations change from period to period primarily as a result of payments made during the current period, changes in the acquired entities’ performance and changes in foreign currency exchange rates. These differences could be significant. The contingent purchase price obligations as of September 30, 2010, calculated assuming that the acquired businesses perform over the relevant future periods at their current profit levels, are as follows (dollars in millions):

Remainder
2010	2011	2012	2013	Thereafter	Total

$9	$76	$35	$8	$ —	$128

Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008, are recorded as liabilities at fair value in our unaudited condensed consolidated balance sheet and are remeasured at each reporting period and changes in fair value are recorded in our results of operations. These liabilities are not included in the above amounts.

Credit Risk

We provide marketing and corporate communications services to thousands of clients who operate in nearly every industry sector and in the normal course of business, we grant credit to qualified clients. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 3.2%, and no other client accounted for more than 2.4%, of our consolidated revenue for the nine months ended September 30, 2010. However, during periods of economic downturn, the credit profiles of our clients could change.

In many of our businesses we purchase media for our clients and act as an agent for a disclosed principal. We enter into contractual commitments with media providers on behalf of our clients at levels that substantially exceed our revenue in connection with the services we provide. These

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

commitments are included in our accounts payable balance when the media services are delivered by the media providers. While operating practices vary by country, media type and media vendor, in the United States and certain foreign markets many of our contracts with media providers specify that if our client defaults on its payment obligations then we are not liable to the media providers under the legal theory of sequential liability until we have been paid for the media by our client. In other countries, we manage our risk in other ways, including evaluating and monitoring our clients’ credit worthiness and, in many cases, purchasing credit insurance or requiring payment in advance. Further, in cases where we become committed to the media and it becomes apparent that a client may be unable to pay for the media, options are potentially available to us in the marketplace, in addition to those cited above to mitigate the potential loss, including negotiating with media providers. We have not experienced a material loss related to purchases of media on behalf of our clients. However, this risk could increase in an economic downturn.

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

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based on that evaluation, our CEO and CFO concluded that as of September 30, 2010 our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 are appropriate.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A in our 2009 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended September 30, 2010 was as follows:

			Total Number
			of Shares Purchased	Maximum Number
	Total	Average	as Part of Publicly	of Shares that May
	Number of	Price Paid	Announced Plans	Yet Be Purchased Under
Period:	Shares Purchased	Per Share	or Programs	the Plans or Programs
July 2010	41,411	$34.33	—	—

August 2010	2,639	$37.43	—	—

September 2010	—	$—	—	—

Total	44,050	$34.52	—	—

During the quarter ended September 30, 2010, 44,050 shares of our common stock were withheld from employees to satisfy estimated tax obligations relating to the vesting of shares of restricted stock under the terms of our 2007 Incentive Award Plan. The value of the common stock that was withheld was based on the closing price of our common stock on the applicable vesting date.

There were no unregistered sales of equity securities during the three months ended September 30, 2010.

Item 6.	Exhibits

(a) Exhibits

4.1

Second Supplemental Indenture, dated as of August 5, 2010, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee, to the Indenture, dated as of July 1, 2009, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee (Exhibit 4.1 to the Form 8-K (File No. 1-10551), filed on August 5, 2010, and incorporated herein by reference).

4.2	Form of 4.450% Notes due 2020 (Exhibit 4.2 to the Form 8-K (File No. 1-10551), filed on August 5, 2010, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNICOM GROUP INC.

Dated: October 22, 2010	/s/ Randall J. Weisenburger

Randall J. Weisenburger
Executive Vice President
and Chief Financial Officer
(on behalf of Omnicom Group Inc.
and as Principal Financial Officer)