Form 10-K
period 2010-12-31
OMNICOM GROUP INC
filed 2011-02-23
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR FISCAL YEAR ENDED DECEMBER 31, 2010

Commission File Number: 1-10551

OMNICOM GROUP INC.
(Exact name of registrant as specified in its charter)

New York	13-1514814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

437 Madison Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 415-3600

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.15 Par Value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ¡ No

Yes ☐	No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2010 was $10,317,000,000.

As of February 15, 2011, 284,035,000 shares of Omnicom Common Stock, $.15 par value, were outstanding.

Certain portions of Omnicom’s definitive proxy statement relating to its annual meeting of shareholders scheduled to be held on May 24, 2011 are incorporated by reference into Part III of this report.

OMNICOM GROUP INC.

ANNUAL REPORT ON FORM 10-K FOR
THE YEAR ENDED DECEMBER 31, 2010

TABLE OF CONTENTS

*	The information regarding Executive Officers of the Registrant is included in Part I, Item 1, “Business.” Additional information called for by Items 10, 11, 12, 13 and 14, to the extent not included in this document, is incorporated herein by reference to the information to be included under the captions “Corporate Governance,” “Transactions with Related Persons,” “Executive Compensation” and “Stock Ownership” in our definitive proxy statement, which is expected to be filed by April 14, 2011.

i

FORWARD LOOKING STATEMENTS

Certain of the statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. These statements relate to future events or future financial performance and involve known and unknown risks and other factors that may cause our actual or our industry’s results, levels of activity or achievement to be materially different from those expressed or implied by any forward-looking statements. These risks and uncertainties, including those resulting from specific factors identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include, but are not limited to, our future financial position and results of operations, future global economic conditions and conditions in the credit markets, losses on media purchases and production costs incurred on behalf of clients, reductions in client spending and/or a slowdown in client payments, competitive factors, changes in client communication requirements, managing conflicts of interest, the hiring and retention of personnel, maintaining a highly skilled workforce, our ability to attract new clients and retain existing clients, reliance on information technology systems, changes in government regulations impacting our advertising and marketing strategies, risks associated with assumptions we make in connection with our critical accounting estimates, legal proceedings, settlements, investigations and claims, and our international operations, which are subject to the risks of currency fluctuations and foreign exchange controls. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are our present expectations. Actual events or results may differ. We undertake no obligation to update or revise any forward-looking statement, except as required by law.

AVAILABLE INFORMATION

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge in the Investor Relations section of our website at www.omnicomgroup.com, as soon as is reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or the SEC. The information found on our website is not part of this or any other report we file with or furnish to the SEC. Any document that we file with or furnish to the SEC may also be read and copied at the SEC’s Public Reference Room located at Room 1580, 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our filings are also available at the SEC’s website at www.sec.gov and at the offices of the New York Stock Exchange.

ii

PART I

Introduction

This report is both our 2010 annual report to shareholders and our 2010 Annual Report on Form 10-K required under the federal securities laws.

We are a strategic holding company, providing professional services to clients through multiple agencies operating in all major markets around the world. Our companies provide advertising, marketing and corporate communications services. The terms “Omnicom,” “we,” “our” and “us” each refer to Omnicom Group Inc. and our subsidiaries unless the context indicates otherwise.

Item 1.	Business

Our Business: Omnicom, a strategic holding company, was formed in 1986 by the merger of several leading advertising, marketing and corporate communications companies. We are one of the world’s largest advertising, marketing and corporate communications companies and we operate in a highly competitive industry. The proliferation of media channels, including the rapid development of interactive technologies and mediums, along with their integration within all offerings, has fragmented consumer audiences targeted by our clients. These developments make it increasingly more difficult for marketers to reach their target audiences in a cost-effective way, causing them to turn to marketing service providers such as Omnicom for a customized mix of advertising and marketing communications services designed to make the best use of their total marketing expenditures.

Our agencies operate in all major markets around the world and provide a comprehensive range of services which we group into four fundamental disciplines: traditional media advertising; customer relationship management (“CRM”); public relations; and specialty communications. The services included in these disciplines are:

advertising	marketing research
brand consultancy	media planning and buying
corporate social responsibility consulting	mobile marketing services
crisis communications	multi-cultural marketing
custom publishing	non-profit marketing
database management	organizational communications
digital and interactive marketing	package design
direct marketing	product placement
entertainment marketing	promotional marketing
environmental design	public affairs
experiential marketing	public relations
field marketing	recruitment communications
financial / corporate business-to-business advertising	reputation consulting
graphic arts	retail marketing
healthcare communications	search engine marketing
instore design	social media marketing
investor relations	sports and event marketing

Although the medium used to reach a client’s target audience may differ across each of these disciplines, we develop and deliver the marketing message in a similar way by providing client-specific consulting services.

Our business model was built and continues to evolve around our clients. While our agencies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. The fundamental premise of our business is to deliver our services and allocate our resources based on the specific requirements of our clients. As clients increase their demands for marketing effectiveness and efficiency, they have tended to consolidate their business with larger, multi-disciplinary agencies or integrated groups of agencies. Accordingly, our business model demands that multiple agencies within Omnicom collaborate in formal and informal virtual networks that cut across internal organizational structures to execute against our clients’ specific marketing requirements. We believe that this organizational philosophy, and our ability to execute it, differentiates us from our competitors.

Our agency networks and our virtual networks provide us with the ability to integrate services across all disciplines and geographies. This means that the delivery of our services can, and does, take place across agencies, networks and geographic regions simultaneously. Further, we believe that our virtual network strategy facilitates better integration of services required by the demands of the marketplace for advertising and marketing communications services. Our over-arching business strategy is to continue to use our virtual networks to grow our business relationships with our clients.

The various components of our business and material factors that affected us in 2010 are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, or MD&A, of this report. None of our acquisitions or dispositions in 2010, 2009 or 2008 were material to our consolidated financial position or results of operations. For information concerning our acquisitions, see Note 4 to our consolidated financial statements.

Geographic Regions and Segments: Our revenue is almost evenly divided between our U.S. and non-U.S. operations. For financial information concerning domestic and foreign operations and segment reporting, see our MD&A and Note 7 to our consolidated financial statements.

Our Clients: Consistent with our fundamental business strategy, our agencies serve similar clients, in similar industries, and in many cases the same clients, across a variety of geographic regions and locations. Our clients participate in virtually every industry sector of the global economy. Furthermore, in many cases, our agencies or networks serve different brand and/or product groups within the same clients served by our other agencies or networks. For example, our largest client was served by more than 100 of our agencies in 2010 and represented 3.0% of our 2010 revenue. No other client accounted for more than 2.4% of our 2010 revenue. Our top 100 clients ranked by revenue were each served, on average, by more than 50 of our agencies in 2010 and collectively represented 50.6% of our 2010 revenue.

Our Employees: At December 31, 2010, we employed approximately 65,500 people. We are not party to any significant collective bargaining agreements. The skill-sets of our workforce across our agencies and within each discipline are similar. Common to all is the ability to understand a client’s brand or product and their selling proposition and to develop a unique message to communicate the value of the brand or product to the client’s target audience. Recognizing the importance of this core competency, we have established tailored training and education programs for our service professionals around this competency. See our MD&A for a discussion of the effect of salary and related costs on our results of operations.

Executive Officers of the Registrant: Our executive officers as of February 15, 2011 are:

Name	Position	Age
Bruce Crawford	Chairman of the Board	82
John D. Wren	President and Chief Executive Officer	58
Randall J. Weisenburger	Executive Vice President and Chief Financial Officer	52
Peter Mead	Vice Chairman	71
Philip J. Angelastro	Senior Vice President Finance and Controller	46
Michael J. O’Brien	Senior Vice President, General Counsel and Secretary	49
Dennis Hewitt	Treasurer	66

Each executive officer has held his present position for at least five years.

Additional information about our directors and executive officers appears under the captions “Corporate Governance,” “Transactions with Related Persons,” “Election of Directors,” “Executive Compensation” and “Stock Ownership” in our definitive proxy statement, which is expected to be filed by April 14, 2011.

Item 1A.	Risk Factors

Future global economic conditions could adversely impact our business and results of operations and financial position.

In 2010, our revenue increased 7.0% compared to 2009. The increase reflects an improvement in business conditions in our industry over 2009. However, the pace of the global economic recovery is uneven and a future economic downturn could renew reductions in client spending levels and adversely affect our results of operations and financial position. We will continue to closely monitor economic conditions, client spending and other factors, and will take actions available to us to improve our cost structure and manage working capital. In the current environment there can be no assurance of the effects of future economic conditions, client spending patterns, client creditworthiness and other developments on us and whether or to what extent our efforts to respond will be effective.

Conditions in the credit markets could adversely impact our results of operations and financial position.

Turmoil in the credit markets or a contraction in the availability of credit would make it more difficult for businesses to meet their capital requirements and could lead clients to change their financial relationship with their vendors, including us. If that were to occur, we may require additional financing to fund our day-to-day working capital requirements. There is no assurance that such additional financing will be available on favorable terms, if at all. This could materially adversely impact our results of operations and financial position.

In a period of severe economic downturn, the risk of a material loss related to media purchases and production costs incurred on behalf of our clients could significantly increase.

In the normal course of business, we often enter into contractual commitments with media providers and agreements with production companies on behalf of our clients at levels that substantially exceed our revenue in connection with the services provided. Many of our agencies purchase media for our clients and act as an agent for a disclosed principal. The media commitments are included in accounts payable when the media services are delivered by the media providers. While operating practices vary by country, media type and media vendor, in the United States and certain foreign markets many of our contracts with media providers specify that if our client defaults on its payment obligation then we are not liable to the media providers under the legal theory of sequential liability until we have been paid for the media by our client. In other countries, we manage our risk in other ways, including evaluating and monitoring our clients’ creditworthiness and, in many cases, requiring credit insurance or payment in advance. Further, in cases where we are committed to a media purchase and it becomes apparent that a client may be unable to pay for the media, options are potentially available to us in the marketplace in addition to those cited above to mitigate the potential loss, including negotiating with media providers. In addition, our agencies incur production costs on behalf of clients. We usually act as an agent for a disclosed principal in the procurement of these services. We manage the risk of payment default by the client by having the production companies be subject to sequential liability or requiring at least partial payment in advance. However, the agreements entered into, as well as the production costs incurred are unique to each client. The risk of a material loss could significantly increase in periods of severe economic downturn. Such a loss could have a material adverse effect on our results of operations and financial position.

A reduction in client spending and a slowdown in client payments could have a material adverse effect on our working capital.

The recent global recession caused a reduction in the volume of client spending and/or a delay in the time our clients took to pay us, negatively affecting our working capital. Renewed global economic uncertainty could cause our clients to take the same or additional actions that would negatively affect our working capital. Consequently, we could need to obtain additional financing in such circumstances. There is no assurance that such additional financing would be available on favorable terms, if at all. Such circumstances could therefore have a material adverse effect on our results of operations and financial position.

Companies periodically review and change their advertising, marketing and corporate communications services business models and relationships. If we are unable to remain competitive or retain key clients, our business and financial results may be materially adversely affected.

The markets in which we participate are highly competitive. Key competitive considerations for retaining existing business and winning new business include our ability to develop marketing solutions that meet client needs, the quality and effectiveness of the services we offer and our ability to efficiently serve clients, particularly large international clients, on a broad geographic basis. While many of our client relationships are long-standing, from time to time clients put their advertising, marketing and corporate communications services business up for competitive review. We have won and lost accounts in the past as a result of these reviews. To the extent that we are not able to remain competitive or retain key clients, our revenue may be adversely affected, which could have a material adverse effect on our results of operations and financial position.

The success of our acquiring and retaining clients depends on our ability to avoid and manage conflicts of interest arising out of other client relationships, retention of key personnel and maintaining a highly skilled workforce.

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

Further, as the evolution of our business continues to become integrated with the digital marketplace, we are increasingly dependent on the technical skills of a highly skilled workforce and their ability to maintain the skills necessary to serve our clients.

We received approximately 50.6% of our revenue from our 100 largest clients in 2010, and the loss of several of these clients could adversely impact our results of operations and financial position.

Our clients generally are able to reduce advertising and marketing spending or cancel projects at any time on short notice for any reason. It is possible that our clients could reduce spending in comparison with historical patterns, or they could reduce future spending. A significant reduction in advertising and marketing spending by our largest clients, or the loss of several of our largest clients, if not replaced by new clients or an increase in business from existing clients, would adversely affect our revenue and could have a material adverse effect on our results of operations and financial position.

We rely extensively on information technology systems.

We rely on information technology systems and infrastructure to process transactions, summarize results and manage our business, including maintaining client marketing and advertising strategies. The size and complexity of our technology systems make them potentially vulnerable to breakdown, malicious intrusion and random attack. Likewise, data privacy breaches by employees and others with or without permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While we have invested heavily in the protection of data and information technology systems, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our reputation or business.

Government regulations and consumer advocates may limit the scope of the content of our services, which could affect our ability to meet our clients’ needs, which could have a material adverse effect on our results of operations and financial position.

Government agencies and consumer groups directly or indirectly affect or attempt to affect the scope, content and manner of presentation of advertising, marketing and corporate communications services, through regulation or other governmental action. Any limitation on the scope of the content of our services could affect our ability to meet our clients’ needs, which could have a material adverse effect on our results of operations and financial position. In addition, there has been an increasing tendency on the part of businesses to resort to the judicial system to challenge advertising practices. Such claims by businesses or governmental agencies could have a material adverse effect on our results of operations and financial position in the future.

Government or legislative action may limit the tax deductibility of advertising expenditures by certain industries or for certain products and services. These actions could cause our clients affected by such actions to reduce their spending on our services which could have a material adverse effect on our results of operations and financial position.

Laws and regulations, related to user privacy, use of personal information and internet tracking technologies have been proposed or enacted in the United States and certain international markets. These laws and regulations could affect the acceptance of the internet as an advertising medium. These actions could affect our business and reduce demand for certain of our services, which could have a material adverse effect on our results of operations and financial position.

We are a global service business and face certain risks of doing business abroad, including political instability and foreign exchange controls, which could have a material adverse effect on our results of operations and financial position.

We face a number of risks normally associated with global services businesses. The operational and financial performance of our businesses are typically tied to overall economic and regional market conditions, competition for client assignments and talented staff, new business wins and losses and the risks associated with extensive international operations. The risks of doing business abroad, including political instability and foreign exchange controls, do not affect domestic-focused firms. These risks could have a material adverse affect on our results of operations and financial position. For financial information on our operations by geographic area, see Note 7 to our consolidated financial statements.

We are exposed to risks from operating in developing countries.

We conduct business in numerous developing countries around the world. Some of the risks associated with conducting business in developing countries include: slower payment of invoices; nationalization; social, political and economic instability; and currency repatriation restrictions. In addition, commercial laws in some developing countries can be vague, inconsistently administered and retroactively applied. If we are deemed not to be in compliance with applicable laws in developing countries where we conduct business, our prospects and business in those countries could be harmed, which could then have a material adverse impact on our results of operations and financial position.

Holders of our convertible notes have the right to cause us to repurchase up to $660 million of notes, in whole or in part, at specified dates in the future.

In August 2011, $252.7 million of our Convertible Notes due July 31, 2032 (“2032 Notes”) may be put back to us for repurchase and in June 2013, $406.7 million of our Convertible Notes due July 1, 2038 (“2038 Notes”) may be put back to us for repurchase. If we are required to satisfy one or more puts to repurchase our convertible notes, we expect to have sufficient available cash and unused credit commitments to fund the puts. We also believe that we will have sufficient capacity under our credit facility to meet our cash requirements for our normal business operations after any put. However, in the event that our credit facility or our cash flow from operations were to decrease, we may need to seek additional funding. There is no assurance that such additional financing would be available on comparable terms, if at all.

Downgrades of our debt credit ratings could adversely affect us.

Standard and Poor’s Rating Service currently rates our long-term debt BBB+, Moody’s Investors Service rates our long-term debt Baa1 and Fitch Ratings rates our long-term debt A-. Our short-term debt ratings are A2, P2 and F2 by the respective agencies. Our outstanding senior notes, convertible notes and bank credit facility do not contain provisions that require acceleration of cash payment upon a ratings downgrade. The interest rates and fees on our bank credit facility, however, would increase if our long-term debt credit rating is downgraded.

Additionally, our access to the capital markets could be adversely affected by downgrades in our short-term or long-term debt credit ratings. Furthermore, the 2032 Notes and 2038 Notes are convertible at specified ratios if, in the case of the 2032 Notes, our long-term debt credit ratings are downgraded to BBB or lower by Standard & Poor’s Ratings Service, or Baa3 or lower by Moody’s Investors Service or in the case of the 2038 Notes to BBB- or lower by S&P, and Ba1 or lower by Moody’s. These events would not, however, result in an adjustment of the number of shares issuable upon conversion and would not accelerate the holder’s right to cause us to repurchase the notes.

We may be unsuccessful in evaluating material risks involved in completed and future acquisitions.

We regularly evaluate potential acquisition of businesses that we believe are complementary to our businesses and client needs. As part of the evaluation, we conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in any particular transaction. Despite our efforts, we may be unsuccessful in ascertaining or evaluating all such risks. As a result, we might not realize the intended advantages of any given acquisition. If we fail to identify certain material risks from one or more acquisitions, our results of operations and financial position could be adversely affected.

Goodwill may become impaired.

In accordance with U.S. generally accepted accounting principles, or U.S. GAAP or GAAP, we have recorded a significant amount of goodwill in our consolidated financial statements resulting from our acquisition activities, which principally represents the specialized know-how of the workforce at the acquired businesses. As discussed in Note 3 to our consolidated financial statements, we test the carrying value of goodwill for impairment at least annually at the end of the second quarter and whenever events or circumstances indicate the carrying value may not be recoverable. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. While we have concluded, for each year presented in our financial statements included in this report, that our goodwill is not impaired, future events could cause us to conclude that the asset values associated with a given operation may become impaired. Any resulting non-cash impairment loss could have a material adverse effect on our results of operations and financial position.

We could be affected by future laws or regulations enacted in response to climate change concerns and other actions.

Although our businesses may not be directly affected by current cap and trade laws and current requirements to reduce emissions, we could be in the future. However, we could also be affected indirectly by increased prices for goods or services provided to us by companies that are directly affected by these laws and regulations and pass their increased costs through to their customers. Additionally, to comply with potential future changes in environmental laws and regulations, we may need to incur additional costs. At this time, we cannot estimate what impact such costs may have on our results of operations and financial position.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We maintain office space in major cities around the world. The facility requirements of our businesses are similar across geographic regions and disciplines. Our facilities are primarily used for office and administrative purposes by our employees in performing professional services and we believe that our facilities are in suitable and well-maintained condition for our current operations. Our principal corporate offices are at 437 Madison Avenue, New York, New York and One East Weaver Street, Greenwich, Connecticut. We also maintain executive offices in London, England; Shanghai, China; and Singapore.

We lease substantially all our office facilities under operating leases that expire at various dates. Leases are generally denominated in the local currency of the operating business. Office base rent expense was $358.1 million in 2010, $377.1 million in 2009 and $386.9 million in 2008 that reflects a reduction of rent received from non-cancelable third-party subleases of $16.3 million, $18.9 million and $22.8 million, respectively.

Future minimum office base rent under terms of non-cancelable operating leases, reduced by rent receivable from existing non-cancelable third-party subleases, are (dollars in millions):

Net Rent
2011	$330.9
2012	278.4
2013	232.4
2014	189.0
2015	149.8
Thereafter	446.9

See Note 16 to our consolidated financial statements for a discussion of our lease commitments and our MD&A for the impact of leases on our operating expenses.

Item 3.	Legal Proceedings

We are involved from time to time in various legal proceedings in the ordinary course of business. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “OMC.” On February 15, 2011, there were 2,783 holders of record of our common stock.

The range of quarterly high and low sales prices reported on the New York Stock Exchange Composite Tape for our common stock and the dividends paid per share for 2010 and 2009 were:

	High	Low	Dividends Paid Per Share
2010
First Quarter	$40.29	$34.54	$0.20
Second Quarter	44.08	34.18	0.20
Third Quarter	40.00	33.50	0.20
Fourth Quarter	47.88	38.54	0.20

2009
First Quarter	$28.80	$20.09	$0.15
Second Quarter	33.21	23.01	0.15
Third Quarter	38.49	29.71	0.15
Fourth Quarter	39.99	34.24	0.15

Stock repurchase activity during the three months ended December 31, 2010 was:

Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2010	4,234,823	$42.42	—	—
November 2010	11,636,726	45.56	—	—
December 2010	417,637	46.06	—	—

Total	16,289,186	$44.76	—	—

During the quarter ended December 31, 2010, 15,338,000 shares of our common stock were purchased in the open market for general corporate purposes and 951,186 shares of our common stock were withheld from employees to satisfy estimated tax obligations primarily related to stock option exercises. The value of the common stock withheld was based upon the closing price of our common stock on the exercise dates.

There were no unregistered sales of equity securities during the three months ended December 31, 2010.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes that begin on page F-1 of this report, as well as our MD&A.

	(Dollars in millions, except per share amounts)
For the years ended December 31:	2010	2009	2008	2007	2006
Revenue	$12,542.5	$11,720.7	$13,359.9	$12,694.0	$11,376.9
Operating Income	1,460.2	1,374.9	1,689.4	1,659.1	1,483.5
Net Income - Omnicom Group Inc	827.7	793.0	1,000.3	975.7	857.9
Net Income Per Common Share - Omnicom Group Inc.:
Basic	2.74	2.54	3.17	2.95	2.47
Diluted	2.70	2.53	3.14	2.93	2.46
Dividends Declared Per Common Share	0.80	0.60	0.60	0.575	0.50

	(Dollars in millions)
At December 31:	2010	2009	2008	2007	2006
Cash and cash equivalents and
short-term investments	$2,300.0	$1,594.8	$1,112.4	$1,841.0	$1,928.8
Total Assets	19,566.1	17,920.7	17,318.4	19,271.7	17,804.7
Long-Term Obligations:
Long-term notes payable	2,465.1	1,494.6	1,012.8	1,013.2	1,013.2
Convertible debt	659.5	726.0	2,041.5	2,041.5	2,041.5
Long-term liabilities	576.5	462.0	444.4	481.2	305.8
Total Shareholders’ Equity	3,580.5	4,194.8	3,522.8	4,091.7	3,871.3

In June 2007, pursuant to a two-for-one stock split which was effected in the form of a 100% stock dividend, each shareholder received one additional share of Omnicom Group Inc. common stock for each share held. In connection with the stock split, dividends declared per common share and Net Income per Common Share - Omnicom Group Inc. amounts for 2007 and 2006 have been adjusted to reflect the stock split.

Effective January 1, 2009, we retrospectively adopted new accounting standards included in the FASB Accounting Standards Codification, or ASC, Topic 260, Earnings Per Share, with respect to allocating earnings to participating securities in applying the two-class method of calculating earnings per share. Net Income Per Common Share -Omnicom Group Inc. amounts for 2008, 2007 and 2006 have been restated in accordance with the new accounting standard.

Additionally, effective January 1, 2009, we retrospectively adopted new accounting standards included in ASC Topic 470, Debt, with respect to our convertible debt to separately account for the liability and equity components. On adoption, we recorded additional interest expense, net of income taxes, of $6.1 million in 2006. This amount represents the amount of the fair value of embedded conversion options. Net Income - Omnicom Group Inc. and Net Income per Common Share - Omnicom Group Inc. for 2006 has been restated to reflect the adoption of the new accounting standard.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We are a strategic holding company. We provide professional services to clients through multiple agencies around the world. On a global, pan-regional and local basis, our agencies provide these services in the following disciplines: traditional media advertising, CRM, public relations and specialty communications. Our business model was built and continues to evolve around our clients. While our agencies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. The fundamental premise of our business is that our clients’ specific requirements should be the central focus in how we deliver our services and allocate our resources. This client-centric business model results in multiple agencies collaborating in formal and informal virtual networks that cut across internal organizational structures to deliver consistent brand messages for a specific client and execute against each of our client’s specific marketing requirements. We continually seek to grow our business with our existing clients by maintaining our client-centric approach, as well as expanding our existing business relationships into new markets and with new clients. In addition, we pursue selective acquisitions of complementary businesses with strong, entrepreneurial management teams that typically currently serve or have the ability to serve our existing client base.

As one of the world’s leading advertising, marketing and corporate communications companies, we operate in all major markets of the global economy. We have a large and diverse client base. Our largest client represented 3.0% of our 2010 revenue and no other client accounted for more than 2.4% of our 2010 revenue. Our top 100 clients accounted for 50.6% of our 2010 revenue. Our business is spread across a significant number of industry sectors with no one industry comprising more than 16% of our 2010 revenue from our 1,000 largest clients. Although our revenue is generally balanced between the U.S. and international markets and we have a large and diverse client base, we are not immune to general economic downturns.

In 2010, our revenue increased 7.0% compared to 2009. The increase reflects an improvement in business conditions in our industry over 2009. Revenue increased across all our disciplines driven by economic recovery in the U.S. and continued growth in the emerging markets in Asia and Latin America. In Europe, we experienced a moderate increase in revenue in the U.K., while economic recovery has lagged in our Euro markets. We will continue to closely monitor economic conditions, client spending and other factors and, in response, take actions available to us to improve our cost structure and manage working capital. In the current economic environment, there can be no assurance as to the effects on us of future economic conditions, client spending patterns, client creditworthiness and other developments and whether and to what extent our efforts to respond will be effective.

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

In 2011, barring unforeseen events and excluding foreign exchange impacts, we expect our revenues to increase as a result of continuing increases in client spending and the contribution of several small acquisitions we completed in the fourth quarter of 2010. We will continue to identify acquisition candidates that will build upon the core capabilities of our strategic business platforms, expand our operations in the emerging markets and enhance our capabilities to leverage new technologies. In early February 2011, we acquired a controlling interest in the Clemenger Group, our affiliate in Australia and New Zealand. The additional 27% acquired brings our ownership up to almost 75%. In connection with this transaction, in the first quarter of 2011 we expect to record a non-cash gain of approximately $120 million resulting from the remeasurement of the carrying value of our equity interest to the acquisition date fair value. We believe that this acquisition will help us further develop our combined businesses throughout the Asia Pacific region.

We have an objective of improving margins to 2007 levels. In connection with achieving this goal, we are in the process of a strategic review of our businesses that is focused on improving our strategic position and operations. As part of this process, we are evaluating our agencies to identify non-core and underperforming businesses that need to be repositioned or considered for disposal. We expect that these actions will reduce revenue in the range of $250 million to $300 million on an annual basis. We believe that on an annual basis, the reduction in revenue will approximately equal the increase in revenue from our recent acquisitions. We are also pursuing numerous operational consolidations to further drive efficiencies in our back office functions. As a result of the actions to be taken in connection with our strategic review, in the first quarter of 2011 we expect to incur charges ranging from $90 million to $110 million for severance, lease termination and asset impairment costs.

Given our size and breadth, we manage our business by monitoring several financial indicators. The key indicators that we analyze are revenue and operating expenses.

We analyze revenue growth by reviewing the components and mix of the growth, including growth by major geographic location, growth by discipline, growth from currency fluctuations, growth from acquisitions and growth from our largest clients, and growth by client industry group.

In recent years, our revenue has been divided almost evenly between our domestic and international operations. In 2010, our revenue increased 7.0%, of which 0.1% was related to changes in foreign exchange rates, 0.5% was related to acquisitions, net of dispositions and 6.4% was from organic growth. Across our geographic markets revenue increased 8.2% in the U.S., 4.3% in the U.K. and 18.7% in our other markets, primarily Asia and Latin America, while in our Euro markets revenue decreased 3.6%. The increase in revenue in 2010 compared to 2009, in our four fundamental disciplines was: traditional media advertising, 7.1%; CRM, 6.5%; public relations, 6.5% and specialty communications, 9.2%.

We measure operating expenses in two distinct cost categories: salary and service costs, and office and general expenses. Salary and service costs are primarily comprised of employee compensation and related costs and direct service costs. Office and general expenses are primarily comprised of rent and occupancy costs, technology costs, depreciation and amortization and other overhead expenses. Each of our agencies requires professionals with a skill set that is similar across our disciplines. At the core of this skill set is the ability to understand a client’s brand or product and their selling proposition, and to develop a unique message to communicate the value of the brand or product to the client’s target audience. The facility requirements of our agencies are similar across geographic regions and disciplines, and their technology requirements are generally limited to personal computers, servers and off-the-shelf software.

Because we are a service business, we monitor salary and service costs and office and general costs as a percentage of revenue. Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs as a percentage of revenue increased to 73.5% in 2010 compared to 72.1% in 2009. The increase in salary and service costs resulted primarily from a combination of a change in our business mix and increased compensation costs, primarily related to freelance labor and incentive compensation, partially offset by a decrease in severance costs. Office and general expenses are less directly linked to changes in our revenue than salary and service costs. Office and general expenses decreased to 14.9% of revenue in 2010 compared to 16.2% in 2009.

Net income - Omnicom Group Inc. in 2010 increased $34.7 million or 4.4% to $827.7 million from $793.0 million in 2009. The period-over-period increase in net income - Omnicom Group Inc. is principally due to the factors described above, partially offset by an increase in pre-tax net interest expense for 2010 of $9.1 million. Diluted net income per common share - Omnicom Group Inc. increased 6.7 % to $2.70 in 2010, as compared to $2.53 in the prior year period. The year-over-year increase in diluted net income per common share - Omnicom Group Inc. is due to the factors described above as well as the impact of the reduction in our weighted average common shares outstanding. This reduction was the result of our purchases of our common stock during 2010, net of stock option exercise and shares issued under our employee stock purchase plan.

Critical Accounting Policies and New Accounting Standards

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

Estimates: Our financial statements are prepared in conformity with U.S. GAAP and require us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including valuation allowances for receivables and deferred tax assets, accruals for incentive compensation and the disclosure of contingent liabilities at the date of the financial statements, as well as the reported amounts of revenue and expense during the reporting period. A fair value approach is used in testing goodwill for impairment and when evaluating our cost-method investments to determine if an other-than-temporary impairment has occurred.

Acquisitions and Goodwill: We have made and expect to continue to make selective acquisitions. In making acquisitions, the price we pay is based on an evaluation of various factors, including specialized know-how, reputation, competitive position, geographic coverage and service offerings, as well as our experience and judgment.

Business combinations are accounted for using the acquisition method and, accordingly, the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired business are recorded at their acquisition date fair values. In circumstances where control is obtained and less than 100% of an entity is acquired, we record 100% of the goodwill acquired. Acquisition related costs, including advisory, legal, accounting, valuation and other costs are expensed as incurred. Any liability for contingent purchase price obligations (earn-outs) are recorded at the acquisition date at fair value. Changes in the fair value of the earn-out liability are recorded in our results of operations. The results of operations of acquired businesses are included in our results of operations from the acquisition date. In 2010, we completed seven acquisitions of new subsidiaries and made additional investments in businesses in which we had an existing minority ownership interest. Total goodwill additions from these transactions were $123.6 million. In addition and unrelated to the acquisitions completed in 2010, we made or accrued contingent purchase price payments of $117.2 million, which were included in goodwill.

A summary of our contingent purchase price obligations for acquisitions completed prior to January 1, 2009 is discussed in the “Liquidity and Capital Resources” section of this MD&A. The amount of contingent purchase price obligations is based on future performance. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued, in accordance with U.S. GAAP, when the contingency is resolved and payment is certain.

Our acquisition strategy is focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of our various strategic business platforms and agency brands through the expansion of their geographic reach and/or their service capabilities to better serve our clients. Additional key factors we consider include the competitive position and specialized know-how of the acquisition targets. Accordingly, as is typical in most service businesses, a substantial portion of the intangible asset value we acquire is the know-how of the people, which is treated as part of goodwill and is not valued separately. For each acquisition, we undertake a detailed review to identify other intangible assets and a valuation is performed for all such identified assets. A significant portion of the identifiable intangible assets acquired is derived from customer relationships, including the related customer contracts, as well as trade names. In valuing these identified intangible assets, we typically use an income approach and consider comparable market participant measurements. The expected benefits of our acquisitions are typically shared across multiple agencies as they work together to integrate the acquired agency into our client service strategy.

We evaluate goodwill for impairment at least annually at the end of the second quarter of the year. We identified our regional reporting units as components of our operating segments, which are our five agency networks. The regional reporting units of each agency network are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our client-centric strategy for delivering services to clients in their regions. We have concluded that for each of our operating segments, their regional reporting units had similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in the ASC. Consistent with our fundamental business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics, as the main economic components of each agency are employee compensation and related costs and direct service costs associated with providing professional services and office and general costs, which include rent and occupancy costs, technology costs that are generally limited to purchased computers, servers and off-the-shelf software and other overhead costs. Finally, the expected benefits of our acquisitions are typically shared across multiple agencies and regions as they work together to integrate the acquired agency into our client service strategy.

Estimates and Assumptions - Goodwill Impairment Review: We use the following valuation methodologies to determine the fair value of our reporting units: (1) the income approach which utilizes discounted expected future cash flows, (2) comparative market participant multiples for EBITDA (earnings before interest expense, income taxes, depreciation and amortization), and (3) when available, consideration of recent and similar purchase acquisition transactions.

In applying the income approach, we use estimates to derive the expected discounted cash flows (“DCF”) for each reporting unit that serves as the basis of our valuation. These estimates and assumptions include revenue growth and operating margin, EBITDA, tax rates, capital expenditures, weighted average cost of capital and related discount rates and expected long-term cash flow growth rates. All these estimates and assumptions are affected by conditions specific to our businesses, economic conditions related to the industry in which we operate, as well as conditions in the global economy. The assumptions which have the most significant effect on our valuations derived using a DCF methodology are: (1) the expected long-term growth rate of our reporting units’ cash flows and (2) the weighted average cost of capital (“WACC”).

The range of assumptions used for the long-term growth rate and WACC in our evaluation as of June 30, 2010 and 2009 were:

	June 30
	2010	2009
Long-Term Growth Rate	4.0%	4.5%
WACC	10.3% - 10.9%	11.1% - 11.8%

Long-term growth rates represent our estimate of a conservative long-term growth rate for the industry in which we operate and the global economy. The average historical revenue growth rate of our reporting units for the past nine years was approximately 7.7% and the average nominal GDP growth of the countries comprising our major markets that account for substantially all of our revenue (“Average Nominal GDP”) was 4.9% over the same period. We considered this history when determining the long-term growth rates to be used in our annual impairment test at June 30, 2010. We believe marketing expenditures over the long term have a high correlation to GDP. We also believe, based on our historical performance, that our long-term growth rate will exceed Average Nominal GDP growth. For our annual test as of June 30, 2010, beginning in 2016, we used an estimated long-term growth rate of 4.0% for all of our reporting units.

When performing our annual impairment test as of June 30, 2010 and estimating the future cash flows of all of our reporting units, we also considered the changes in the economic outlook in mid-year 2010. We experienced an increase in our revenue in the first half of 2010 of 6.1%, of which 2.0% was due to foreign exchange movements. This led us to estimate growth rates for the subsequent five years that reflect current business conditions and increase gradually throughout this period.

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

Sensitivity Analysis and Conclusion - Goodwill Impairment Review: Consistent with our fundamental business strategy, the agencies within our reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our reporting units have similar economic characteristics, as the main economic components of each agency are employee compensation and related costs and direct service costs associated with providing professional services, and office and general costs, which include rent and occupancy costs, technology costs and other overhead costs.

Our reporting units do vary in size with respect to revenue and the amount of debt allocated to them. These differences drive the variations in fair value among our reporting units. In addition, these differences as well as differences in book value, including goodwill, cause the variations in the amount by which fair value exceeds book value among the reporting units. The reporting unit goodwill balances and debt vary by reporting unit primarily because our three legacy agency networks were acquired at the formation of Omnicom and were accounted for as a pooling of interests that did not result in any additional debt or goodwill being recorded. The remaining two agency networks, including Reporting Unit 5, were built through a combination of internal growth and acquisitions that were accounted for as purchase transactions and as a result, they have a relatively higher amount of goodwill and debt.

The decline in the fair value of our reporting units that would need to occur in order to fail step one of our goodwill impairment test (the “Threshold”) is as follows (dollars in millions):

	June 30, 2010		June 30, 2009
Reporting Units	Goodwill	Threshold	Goodwill	Threshold
1 and 2	$1,792.6	>60%	$1,769.9	>55%
3 and 4	$2,112.6	>70%	$2,099.2	>70%
5	$3,565.7	>55%	$3,577.5	>50%

Based on the analysis described above, we concluded that our goodwill was not impaired as of June 30, 2010 because the fair values of each of our reporting units were substantially in excess of their respective net book values. Notwithstanding our belief that the assumptions we used in our impairment testing for our WACC and long-term growth rate are reasonable, we performed a sensitivity analysis for each of our reporting units. The results of this sensitivity analysis for our annual impairment test as of June 30, 2010 revealed that if our WACC was increased by 1%, and/or our long-term growth rate was decreased by 1%, the fair value of each of our reporting units would continue to be substantially in excess of their respective net book values and pass step one of the impairment test.

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

Revenue Recognition: We recognize revenue in accordance with ASC Topic 605, Revenue Recognition, and applicable SEC Staff Accounting Bulletins. Substantially all of our revenue is derived from fees for services or a rate per hour or equivalent basis. Revenue is realized when the service is performed in accordance with terms of each client arrangement, upon completion of the earnings process and when collection is reasonably assured. We record revenue net of sales, use and value added taxes. Certain of our businesses earn a portion of their revenue as commissions based upon performance in accordance with client arrangements. These principles are the foundation of our revenue recognition policy and apply to all client arrangements in each of our service disciplines – traditional media advertising, CRM, public relations and specialty communications.

More specifically, our policy requires the following key elements to be satisfied prior to recognizing revenue: persuasive evidence of an arrangement must exist; the sales price must be fixed or determinable; delivery, performance and acceptance must be in accordance with the client arrangement; and collection is reasonably assured. Because the services that we provide across each of our disciplines are similar and delivered to clients in similar ways, all of the key elements in revenue recognition apply to client arrangements in each of our four disciplines.

In the majority of our businesses, we act as an agent and record revenue equal to the net amount retained, when the fee or commission is earned. Although we may bear credit risk in respect of these activities, the arrangements with our clients are such that we act as an agent on their behalf. In these cases, costs incurred with external suppliers are excluded from our revenue. In certain arrangements, we act as principal and we contract directly with suppliers for media payments and third-party production costs and are responsible for payment. In these arrangements, revenue is recorded at the gross amount billed since revenue has been earned for the sale of goods or services.

A portion of our client contractual arrangements include performance incentive provisions designed to link a portion of our revenue to our performance relative to both quantitative and qualitative goals. We recognize this portion of revenue when the specific quantitative goals are achieved, or when our performance against qualitative goals is determined by our clients. Additional information about our revenue recognition policy appears in Note 3 to our consolidated financial statements.

Employee Share-Based Compensation: Employee share-based compensation is measured at the grant date fair value based on the fair value of the award. We use the Black-Scholes option valuation model to determine the fair value of share-based compensation awards. This valuation model uses several assumptions and estimates such as expected life, rate of risk free interest, volatility and dividend yield. If different assumptions and estimates were used to determine the fair value, our actual results of operations and cash flows would likely differ from the estimates used and it is possible that differences and changes could be material. Additional information about these assumptions and estimates appears in Note 3 to our consolidated financial statements.

Share-based employee compensation expense for the years ended December 31, 2010, 2009 and 2008 was $69.3 million, $78.6 million and $59.3 million, respectively. Information about our specific awards and stock plans can be found in Note 10 to our consolidated financial statements.

New Accounting Standards

Additional information regarding new accounting guidance can be found in Note 2 to our consolidated financial statements. Note 3 to our consolidated financial statements provides a summary of our significant accounting policies.

Financial Results from Operations - 2010 Compared with 2009

	Year Ended December 31, (Dollars in millions, except per share amounts)
	2010	2009

Revenue	$12,542.5	$11,720.7
Operating Expenses:
Salary and service costs	9,214.2	8,450.6
Office and general expenses	1,868.1	1,895.2

	11,082.3	10,345.8

Operating Income	1,460.2	1,374.9
Interest Expense	134.7	122.2
Interest Income	24.9	21.5

Income Before Income Taxes and Income from
Equity Method Investments	1,350.4	1,274.2
Income Tax Expense	460.2	433.6
Income from Equity Method Investments	33.5	30.8

Net Income	923.7	871.4
Less: Net Income Attributed to Noncontrolling Interests	96.0	78.4

Net Income - Omnicom Group Inc	$827.7	$793.0

Net Income Per Common Share - Omnicom Group Inc.:
Basic	$2.74	$2.54
Diluted	2.70	2.53

Dividends Declared Per Common Share	$0.80	$0.60

Revenue: Our 2010 revenue increased 7.0% to $12,542.5 million from $11,720.7 million in 2009. Foreign exchange impacts increased revenue by $17.1 million, acquisitions net of dispositions increased revenue by $55.6 million and organic growth increased revenue by $749.1 million. The components of total 2010 revenue changes in the U.S. (“domestic”) and the remainder of the world (“international”) were (dollars in millions):

	Total		Domestic		International
	$	%	$	%	$	%
December 31, 2009	$11,720.7	—	$6,178.4	—	$5,542.3	—
Components of revenue change:
Foreign exchange impact	17.1	0.1%	—	—	17.1	0.3%
Acquisitions, net of dispositions	55.6	0.5%	(30.7)	(0.5)%	86.3	1.6%
Organic growth	749.1	6.4%	535.4	8.7%	213.7	3.9%

December 31, 2010	$12,542.5	7.0%	$6,683.1	8.2%	$5,859.4	5.7%

The components and percentages are calculated as follows:

  The foreign exchange impact is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue ($12,525.4 million for the Total column in the table for the year). The foreign exchange impact equals the difference between the current period revenue in U.S. Dollars and the current period revenue in constant currency ($12.542.5 million less $12,525.4 million for the Total column in the table for the year).

  The acquisition component is calculated by aggregating the applicable prior period revenue of the acquired businesses, less revenue of any business included in the prior period revenue that was disposed of subsequent to the prior period.

  Organic growth is calculated by subtracting both the foreign exchange and acquisition revenue components from total revenue growth.

  The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($11,720.7 million for the Total column in the table for the year).

Revenue in 2010 and the percentage change from 2009 in our primary geographic markets were (dollars in millions):

	Revenue	% Change

United States	$6,683.1	8.2%
Euro Markets	2,459.3	(3.6)%
United Kingdom	1,090.2	4.3%
Other	2,309.9	18.7%

Total	$12,542.5	7.0%

Foreign exchange impacts increased our 2010 revenue by $17.1 million. The most significant impacts resulted from the weakening of the U.S. Dollar against the Canadian Dollar, Brazilian Real, Australian Dollar, South African Rand and Japanese Yen, partially offset by the strengthening of the U.S. Dollar against the Euro and British Pound.

Assuming exchange rates at February 15, 2011 remain unchanged, we expect foreign exchange impacts to increase our full year 2011 revenue by approximately 1%.

Additional geographic information relating to our business is contained in Note 7 to our consolidated financial statements.

Due to a variety of factors, in the normal course, our agencies both gain and lose business from clients each year. The net result in 2010 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with our largest clients. Revenue from our single largest client represented 3.0% and 3.1% of our revenue in 2010 and 2009, respectively. No other client represented more than 2.4% of revenue in 2010 or more than 2.5% of revenue in 2009. Our ten largest and 100 largest clients represented 18.0% and 50.6% of our 2010 revenue, respectively, and 17.8% and 50.4% of our 2009 revenue, respectively.

Driven by our clients’ continuous demand for more effective and efficient branding activities, we strive to provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. These services include advertising, brand consultancy, crisis communications, custom publishing, database management, digital and interactive marketing, direct marketing, entertainment marketing, environmental design, experiential marketing, field marketing, financial / corporate business-to-business advertising, graphic arts, healthcare communications, instore design, investor relations, marketing research, media planning and buying, mobile marketing services, multi-cultural marketing, nonprofit marketing, organizational communications, package design, product placement, promotional marketing, public affairs, public relations, recruitment communications, reputation consulting, retail marketing, search engine marketing, social media marketing and sports and event marketing. In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into four disciplines: traditional media advertising; CRM; public relations; and specialty communications. Revenue for 2010 and 2009 and revenue change for our four disciplines were:

	Year Ended December 31, (Dollars in millions)
	2010		2009		2010 vs 2009
	Revenue	% of Revenue	Revenue	% of Revenue	$ Change	% Change
Traditional media advertising	$5,679.0	45.3%	$5,301.4	45.2%	$377.6	7.1%
CRM	4,547.9	36.3%	4,272.3	36.5%	275.6	6.5%
Public relations	1,145.7	9.1%	1,075.3	9.2%	70.4	6.5%
Specialty communications	1,169.9	9.3%	1,071.7	9.1%	98.2	9.2%

	$12,542.5		$11,720.7		$821.8	7.0%

Operating Expenses: Our 2010 operating expenses increased $736.5 million, or 7.1%, to $11,082.3 million from $10,345.8 million in 2009, as shown below.

	Year Ended December 31, (Dollars in millions)
	2010			2009			2010 vs 2009
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change
Revenue	$12,542.5			$11,720.7			$821.8	7.0%
Operating Expenses:
Salary and service costs	9,214.2	73.5%	83.1%	8,450.6	72.1%	81.7%	763.6	9.0%
Office and general expenses	1,868.1	14.9%	16.9%	1,895.2	16.2%	18.3%	(27.1)	(1.4)%

Total Operating Expenses	11,082.3	88.4%		10,345.8	88.3%		736.5	7.1%

Operating Income	$1,460.2	11.6%		$1,374.9	11.7%		$85.3	6.2%

Salary and services costs are comprised of employee compensation and related costs and direct service costs. Salary and service costs increased $763.6 million in 2010 compared to 2009. Salary and service costs as a percentage of revenue increased to 73.5% in 2010 compared to 72.1% in 2009. This increase resulted primarily from a combination of a change in our business mix and increased compensation costs, primarily related to freelance labor and incentive compensation, partially offset by a decrease in severance costs.

Office and general expenses decreased $27.1 million in 2010 compared to 2009. Office and general expenses as a percentage of revenue decreased 1.3% in 2010 compared to 2009. These costs are comprised of rent and occupancy costs, technology costs, depreciation and amortization and other overhead expenses, and are less directly linked to changes in our revenue. Included in office and general expenses is a $26.0 million non-cash gain resulting from the remeasurement to fair value of our existing ownership interests in affiliates in the Middle East and South America in which we acquired a controlling interest, bringing our ownership up to 68.6% and 100%, respectively. Further, we recorded a $13.0 million charge primarily related to fixed asset impairment and other costs on the disposal of certain underperforming businesses in Europe.

Net Interest Expense: Net interest expense increased to $109.8 million in 2010, as compared to $100.7 million in 2009. Gross interest expense increased $12.5 million to $134.7 million. The increase was primarily due to increased interest resulting from our 6.25% Senior Notes issued in July 2009, our 4.45% Senior Notes issued in August 2010 and amortization of supplemental interest payments made on our Convertible Notes due 2038. This increase was partially offset by lower interest expense resulting from no borrowings under our credit facility during 2010 and decreases in amortization of supplemental interest payments made in prior periods on our Convertible Notes due 2031 and our Convertible Notes due 2032, as well as a net reduction in interest expense on our 2016 Notes resulting from our interest rate swap entered into in August 2010. Gross interest income increased $3.4 million to $24.9 million in 2010. This increase was attributable to higher foreign cash balances available for investment and higher investment rates.

See “Liquidity and Capital Resources” and “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of our indebtedness and related matters.

Income Taxes: Our 2010 consolidated effective income tax rate was 34.1%, which increased slightly from the 2009 rate of 34.0%.

Net Income Per Common Share - Omnicom Group Inc.: For the foregoing reasons, our net income - Omnicom Group Inc. in 2010 increased $34.7 million, or 4.4%, to $827.7 million from $793.0 million in 2009. Diluted net income per common share - Omnicom Group Inc. increased 6.7% to $2.70 in 2010, as compared to $2.53 in the prior year. The year-over-year increase in diluted net income per common share - Omnicom Group Inc. is due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding. This reduction was the result of our purchases of our common stock during 2010, net of stock option exercises and shares issued under our employee stock purchase plan.

Financial Results from Operations - 2009 Compared with 2008

	Year Ended December 31, (Dollars in millions, except per share amounts)
	2009	2008

Revenue	$11,720.7	$13,359.9
Operating Expenses:
Salary and service costs	8,450.6	9,560.2
Office and general expenses	1,895.2	2,110.3

	10,345.8	11,670.5

Operating Income	1,374.9	1,689.4
Interest Expense	122.2	124.6
Interest Income	21.5	50.3

Income Before Income Taxes and Income from
Equity Method Investments	1,274.2	1,615.1
Income Tax Expense	433.6	542.7
Income from Equity Method Investments	30.8	42.0

Net Income	871.4	1,114.4
Less: Net Income Attributed to Noncontrolling Interests	78.4	114.1

Net Income - Omnicom Group Inc	$793.0	$1,000.3

Net Income Per Common Share - Omnicom Group Inc.:
Basic	$2.54	$3.17
Diluted	2.53	3.14

Dividends Declared Per Common Share	$0.60	$0.60

Fourth Quarter 2009: In the fourth quarter of 2009, we recorded a net gain of $32.4 million related to transactions with affiliated companies. The net gain was comprised of a $41.3 million non-cash gain resulting from the remeasurement to fair value of our ownership interest in an affiliated company in which we acquired a controlling interest, bringing our ownership up to 85%, in December 2009 and was partially offset by impairment charges of $8.9 million principally related to the loss on the sale of an investment in an affiliated company in January 2010. Also in the fourth quarter of 2009, we took a charge of $33.2 million in connection with the loss in the quarter of a significant client in the automotive sector, primarily for severance and lease termination costs. Salary and service costs for 2009 reflect an increase in severance costs of $15.4 million related to the client loss. Office and general expenses for 2009 reflect a decrease of $14.6 million related to the remeasurement gain of $41.3 million, offset by lease termination costs of $17.8 million related to the client loss and the impairment charges of $8.9 million on investments in affiliated companies.

Revenue: Our 2009 revenue decreased 12.3% to $11,720.7 million from $13,359.9 million in 2008. Foreign exchange impacts decreased revenue by $454.3 million, acquisitions net of dispositions, decreased revenue by $30.8 million and organic growth decreased revenue by $1,154.1 million. The components of total 2009 revenue changes in the U.S. (“domestic”) and the remainder of the world (“international”) were (dollars in millions):

	Total		Domestic		International
	$	%	$	%	$	%
December 31, 2008	$13,359.9	—	$6,890.0	—	$6,469.9	—
Components of revenue change:
Foreign exchange impact	(454.3)	(3.4)%	—	—	(454.3)	(7.0)%
Acquisitions, net of dispositions	(30.8)	(0.2)%	(41.0)	(0.6)%	10.2	0.2%
Organic growth	(1,154.1)	(8.7)%	(670.6)	(9.7)%	(483.5)	(7.5)%

December 31, 2009	$11,720.7	(12.3)%	$6,178.4	(10.3)%	$5,542.3	(14.3)%

The components and percentages are calculated as follows:

  The foreign exchange impact is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue ($12,175.0 million for the Total column in the table for the year). The foreign exchange impact equals the difference between the current period revenue in U.S. Dollars and the current period revenue in constant currency ($11,720.7 million less $12,175.0 million for the Total column in the table for the year).

  The acquisition component is calculated by aggregating the applicable prior period revenue of the acquired businesses, less revenue of any business included in the prior period revenue that was disposed of subsequent to the prior period.

  Organic growth is calculated by subtracting both the foreign exchange and acquisition revenue components from total revenue growth.

  The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($13,359.9 million for the Total column in the table for the year).

Revenue in 2009 and the percentage change from 2008 in our primary geographic markets were (dollars in millions):

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

Driven by our clients’ continuous demand for more effective and efficient branding activities, we strive to provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. These services include advertising, brand consultancy, crisis communications, custom publishing, database management, digital and interactive marketing, direct marketing, entertainment marketing, environmental design, experiential marketing, field marketing, financial / corporate business-to-business advertising, graphic arts, healthcare communications, instore design, investor relations, marketing research, media planning and buying, mobile marketing services, multi-cultural marketing, nonprofit marketing, organizational communications, package design, product placement, promotional marketing, public affairs, public relations, recruitment communications, reputation consulting, retail marketing, search engine marketing, social media marketing and sports and event marketing. In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the four disciplines: traditional media advertising; CRM; public relations; and specialty communications. Revenue for 2009 and 2008 and revenue change for our four disciplines were:

	Year Ended December 31, (Dollars in millions)
	2009		2008		2009 vs 2008
	Revenue	% of Revenue	Revenue	% of Revenue	$ Change	% Change
Traditional media advertising	$5,301.4	45.2%	$5,908.4	44.2%	$(607.0)	(10.3)%
CRM	4,272.3	36.5%	4,898.0	36.7%	(625.7)	(12.8)%
Public relations	1,075.3	9.2%	1,261.7	9.4%	(186.4)	(14.8)%
Specialty communications	1,071.7	9.1%	1,291.8	9.7%	(220.1)	(17.0)%

	$11,720.7		$13,359.9		$(1,639.2)	(12.3)%

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

Salary and services costs are comprised of employee compensation and related costs and direct service costs. Salary and service costs decreased $1,109.6 million in 2009 compared to 2008. This reflects actions we took to reduce our workforce and contain compensation related costs in the face of reduced client spending. Salary and service costs as a percentage of revenue increased slightly to 72.1% in 2009 compared to 71.6% in 2008, principally due to the year-over-year increase in severance costs of $31.4 million that included severance costs recorded in the fourth quarter of $15.4 million related to the loss in the quarter of a client in the automotive sector.

Office and general expenses represented 18.3% and 18.1% of our operating expenses in 2009 and 2008, respectively. Office and general expenses as a percentage of revenue increased 0.4% in 2009 compared to 2008. These costs are comprised of rent and occupancy costs, technology costs, depreciation and amortization and other overhead expenses, and are less directly linked to changes in our revenue. Excluding the net impact of the remeasurement gain, lease termination costs and impairment charges in the fourth quarter of 2009 totaling $14.6 million, office and general expenses decreased $200.5 million in 2009 compared to 2008. This decrease was primarily a result of our cost containment activities.

Net Interest Expense: Our net interest expense increased to $100.7 million in 2009, as compared to $74.3 million in 2008. Gross interest expense decreased $2.4 million to $122.2 million. The decrease was primarily due to lower interest rates and lower borrowings under our credit facility and commercial paper issuances that substantially offset the increased interest resulting from our 6.25% Senior Notes issued on July 1, 2009. Our gross interest income decreased $28.8 million to $21.5 million in 2009. This decrease was attributable to lower investment rates and foreign exchange impacts on the interest earned on our foreign cash balances.

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

Net Income Per Common Share - Omnicom Group Inc.: For the foregoing reasons, our net income - Omnicom Group Inc. in 2009 decreased $207.3 million, or 20.7%, to $793.0 million from $1,000.3 million in 2008. Diluted net income per common share - Omnicom Group Inc. decreased 19.4% to $2.53 in 2009, as compared to $3.14 in the prior year. This period-over-period decrease was smaller than the decrease in net income - Omnicom Group Inc. due to the reduction in our weighted average common shares outstanding.

Liquidity and Capital Resources

Cash Sources and Requirements, Including Contractual Obligations

Historically, the majority of our non-discretionary cash requirements have been funded from operating cash flow, cash on hand and short-term investments. Working capital is our principal non-discretionary funding requirement. In addition, we have contractual obligations related to our senior notes and convertible notes, our recurring business operations, primarily related to lease obligations, as well as certain contingent acquisition obligations related to acquisitions made in prior years.

Our principal discretionary cash requirements include dividend payments to our shareholders, payments for strategic acquisitions, capital expenditures and repurchases of our common stock. Our discretionary spending is funded from operating cash flow, cash on hand and short-term investments. In addition, depending on the level of discretionary spending, we may use other sources of available funding, such as the issuance of commercial paper and borrowing under our credit facility or other long-term borrowings to finance these activities. However, we expect that over the course of 2011 we should be able to fund both our discretionary and non-discretionary cash requirements without incurring additional long-term debt.

We have a seasonal cash requirement, peaking during the second quarter, primarily due to the timing of payments for incentive compensation, income taxes and contingent acquisition obligations. This typically will result in a net borrowing requirement that decreases over the course of the year. We expect that all our treasury centers will have cash invested at the end of the calendar year. At December 31, 2010, our cash and cash equivalents increased by $701.7 million from December 31, 2009. The components of the increase in 2010 are (dollars in millions):

Sources

Cash flow from operations		$1,488.0
Less change in working capital		(310.3)

Principal cash sources		1,177.7

Uses

Capital expenditures	$(153.7)
Dividends paid	(229.7)
Acquisition payments, including contingent acquisition
obligations of $107.7, net of cash acquired	(152.1)
Repurchase of common stock of $1,296.0, net of proceeds from stock option exercises and stock sold to our employee stock
purchase plan of $123.1 and tax benefits of $44.6	(1,128.3)

Principal discretionary cash uses		(1,663.8)

Discretionary cash uses in excess of principal cash sources		(486.1)
Exchange rate changes		44.7
Financing activities and other		832.8
Add back change in working capital		310.3

Increase in cash and cash equivalents		$701.7

Principal Cash Sources and Principal Discretionary Cash Uses amounts are non-GAAP financial measures. These amounts exclude changes in working capital and other investing and financing activities, including commercial paper issuances and redemptions used to fund working capital changes and discretionary cash uses. This presentation reflects the metrics used by us to assess our sources and uses of cash and was derived from our consolidated statements of cash flows. We believe that this presentation is meaningful for understanding our primary sources and primary uses of that cash flow. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with U.S. GAAP. Non-GAAP financial measures as reported by us may not be comparable to similarly titled amounts reported by other companies. Additional information regarding our cash flows can be found in our consolidated financial statements.

Cash Management

We manage our cash and liquidity centrally through our regional treasury centers in North America, Europe and Asia. The regional treasury centers are managed by our wholly-owned finance subsidiaries. Each day, operations with excess funds invest these funds with their regional treasury center. Likewise, operations that require funding borrow funds from their regional treasury center. The treasury centers aggregate the net position, which is either invested with or borrowed from third parties. To the extent that our treasury centers require liquidity, they have the ability to access local currency uncommitted lines of credit, our $2.0 billion credit facility or, depending on market conditions at the time, issue up to $1.5 billion of U.S. Dollar-denominated commercial paper. This process enables us to more efficiently manage our debt balances and effectively utilize our cash, as well as better manage our risk to foreign exchange changes.

In certain countries where we either do not conduct treasury operations or it is not feasible for one of our treasury centers to fund net borrowing requirements on an intercompany basis, we arrange for uncommitted local credit lines in those countries.

Our cash and cash equivalents increased $701.7 million and our short-term investments increased $3.5 million from the prior year. Short-term investments principally consist of time deposits with financial institutions that we expect to convert into cash in our current operating cycle, generally within one year.

At December 31, 2010, $715.3 million of our cash and cash equivalents was held in the United States and the remainder was held internationally, primarily in Canada, the United Kingdom and Hong Kong. The majority of our offshore cash is available to us as a source of funds, net of any tax obligations or assessments.

Unrepatriated cumulative earnings of certain foreign subsidiaries are considered to be invested indefinitely outside the United States. In managing our day-to-day liquidity and our long-term capital structure, we do not rely on the unrepatriated earnings as a source of funds. We have not provided for U.S. federal and state income taxes on these undistributed foreign earnings. Determination of the amount of this tax liability is based on the rate differential of the U.S. income taxes in excess of the foreign taxes on any remittances of the undistributed earnings and is not practicable because of the complexities associated with its hypothetical calculation. Changes in U.S. tax rules and regulations covering international operations and foreign tax credits may affect our future reported financial results or the way we conduct our business.

During 2010, we opportunistically accessed the capital markets and issued $1.0 billion aggregate principal amount of 4.45% Senior Notes due August 15, 2020 and repurchased $66.5 million of our Convertible Notes. Our cash and cash equivalents and short-term investments increased $705.2 million from the prior year end. As a result, our net debt position, which we define as total debt outstanding less cash and short-term investments, increased $213.3 million as compared to the prior year-end, as follows (dollars in millions):

	2010	2009
Debt:
Short-term borrowings (due less than one year)	$50.2	$19.3
Commercial paper	—	—
5.90% Senior Notes due April 15, 2016	1,000.0	1,000.0
6.25% Senior Notes due July 15, 2019	500.0	500.0
4.45% Senior Notes due August 15, 2020	1,000.0	—
Convertible notes due February 7, 2031	0.1	5.8
Convertible notes due July 31, 2032	252.7	252.7
Convertible notes due June 15, 2033	0.1	0.1
Convertible notes due July 1, 2038	406.6	467.4
Other debt	1.5	18.6
Unamortized discount on Senior Notes	(8.7)	(6.2)
Fair value hedge adjustment on Senior Notes due 2016	(26.3)	—

Total debt	3,176.2	2,257.7
Cash and cash equivalents and short-term investments	2,300.0	1,594.8

Net debt	$876.2	$662.9

Net Debt is a non-GAAP financial measure. We believe this presentation, together with the comparable U.S. GAAP measures, reflects one of the key metrics used by us to assess our cash management. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with U.S. GAAP. Non-GAAP financial measures as reported by us may not be comparable to similarly titled amounts reported by other companies.

Debt Instruments, Guarantees and Related Covenants

In December 2010, we entered into a new credit facility expiring on December 9, 2013 with a consortium of banks led by Citibank, JPMorgan Chase and Bank of America providing borrowing capacity of up to $2.0 billion as described in Note 6 to our consolidated financial statements. The credit facility replaced our $2.5 billion credit facility that was due to expire in June 2011. Our credit facility provides support for our commercial paper issuances, as well as back-up liquidity in the event any of our convertible notes are put back to us. During 2010 and 2009, we repurchased a total of $1,382.0 million of convertible notes that were put. At December 31, 2010, the outstanding convertible notes totaled $659.5 million. Depending on market conditions at the time, we typically fund our daily borrowing needs by issuing commercial paper, borrowing under our uncommitted lines of credit or borrowing under our credit facility.

For the three years ended December 31, 2010, commercial paper issuances and borrowings under our committed credit facility were (dollars in millions):

	2010	2009	2008
Commercial paper:
Average amount outstanding during the year	$406.5	$180.3	$175.8
Maximum amount outstanding during the year	$1,050.6	$618.0	$743.0
Total borrowings during the year	$13,319.2	$12,703.3	$14,735.0
Amount outstanding at December 31	—	—	—
Weighted average interest rate	0.40%	0.72%	3.43%
Average days outstanding	11.1	5.2	4.4

Committed credit facility:
Average amount outstanding during the year	—	$753.3	$554.9
Maximum amount outstanding during the year	—	$1,500.0	$1,150.0
Total borrowings during the year	—	$21,562.0	$13,400.0
Amount outstanding at December 31	—	—	—
Weighted average interest rate	—	0.61%	2.88%
Average days outstanding	—	12.4	14.9

The combined maximum amount outstanding for our commercial paper and credit facility borrowings was $1,050.6 million for 2010, $1,757.8 million for 2009 and $1,254.2 million for 2008.

At December 31, 2010, short-term borrowings of $50.2 million outstanding were comprised of bank overdrafts and credit lines by our international subsidiaries. The bank overdrafts and credit lines are treated as unsecured loans pursuant to the bank agreements supporting the facilities.

Our credit facility contains financial covenants that restrict our ability to incur indebtedness as defined in the agreement. These financial covenants limit the ratio of total consolidated indebtedness to total consolidated EBITDA (under our credit agreement, EBITDA is defined as earnings before interest, taxes, depreciation and amortization) to no more than 3.0 times. In addition, we are required to maintain a minimum ratio of EBITDA to interest expense of at least 5.0 times. At December 31, 2010, we were in compliance with these covenants, as our ratio of debt to EBITDA was 1.9 times and our ratio of EBITDA to interest expense was 12.7 times. In addition, our credit facility does not limit our ability to declare or pay dividends.

In August 2010, we issued $1.0 billion aggregate principal amount of 4.45% Senior Notes due August 15, 2020. The proceeds from the issuance before deducting underwriting commissions and offering expenses were $996.5 million.

Standard and Poor’s Rating Service currently rates our long-term debt BBB+, Moody’s Investors Service rates our long-term debt Baa1 and Fitch Ratings rates our long-term debt A-. Our short-term debt credit ratings are A2, P2 and F2 by the respective agencies. Our outstanding 5.90% Senior Notes due April 15, 2016, 6.25% Senior Notes due July 15, 2019, 4.45% Senior Notes due August 15, 2020 (collectively “Senior Notes”), convertible notes and credit facility do not contain provisions that require acceleration of cash payments should our debt credit ratings be downgraded. The interest rates and fees on our credit facility, however, will increase if our long-term debt credit ratings are lowered.

Our Senior Notes and convertible notes were co-issued by us and two of our wholly owned finance subsidiaries, Omnicom Capital Inc. (“OCI”) and Omnicom Finance Inc. (“OFI”), as co-obligors. Our Senior Notes and convertible notes are a joint and several liability of the issuer and the co-obligors and we unconditionally guarantee the obligations of OCI and OFI with respect to the Senior Notes and the convertible notes. Our Senior Notes are senior unsecured notes that rank in equal right of payment with all existing and future unsecured senior indebtedness.

OCI and OFI provide funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI and OFI’s assets consist of intercompany loans made to our operating subsidiaries and the related interest receivable. There are no restrictions in the Senior Notes or convertible note indentures on the ability of OCI, OFI or us to obtain funds from our subsidiaries through dividends, loans or advances.

In June 2010, we amended the indenture relating to our 2038 Notes to permit us to redeem our 2038 Notes on June 17, 2013 and June 15, 2018. After June 15, 2018, we can redeem the 2038 Notes at any time. Additionally, holders of $403.2 million of our 2038 Notes agreed to waive their right to contingent cash interest, if payable, from December 15, 2010 through and including December 15, 2013. Holders of $3.4 million of our 2038 Notes did not put their notes to us for purchase and did not consent to the amendments and $60.8 million aggregate principal amount of the 2038 Notes were repurchased and retired.

In August 2010, we entered into a series of interest rate swap agreements to hedge the risk of changes in fair value of the $1 billion aggregate principal amount of our 5.90% Senior Notes due April 15, 2016 (“2016 Notes”) attributable to changes in the benchmark interest rate. Under the terms of these agreements, we will receive fixed interest rate payments and will make variable interest rate payments on the total principal amount of the 2016 Notes. These agreements effectively convert the 2016 Notes from fixed rate debt to floating rate debt from the inception of the swaps through the maturity of the 2016 Notes. The swaps qualify as a hedge for accounting purposes at inception and at December 31, 2010 and are designated as a fair value hedge on the 2016 Notes. The variable interest rate we pay is based on the one month and three month U.S. LIBOR rate, flat. The fixed rate we receive is 1.766%. The swaps mature on April 15, 2016, the same day as the 2016 Notes. The swaps are recorded in our balance sheet at fair value and the change in the fair value of the swaps and the change in the fair value of the 2016 Notes (the hedged item) are recorded in earnings as an adjustment to interest expense. We will continue to evaluate these arrangements for hedge accounting treatment. At December 31, 2010, we recorded a liability of $24.2 million representing the fair value of the swaps and we also recorded a decrease in the carrying value of the 2016 Notes of $26.3 million reflecting the change in fair value of the 2016 Notes from the inception of the fair value hedge. The net change in fair value of the swap and the carrying value of the 2016 Notes and any hedge ineffectiveness was not material to our results of operations.

From time to time, we have made non-contractual supplemental interest payments to holders of our convertible notes who did not put their notes back to us for repurchase on the respective put date or who agreed to certain amendments to the convertible note indentures. The supplemental interest payments are amortized to interest expense ratably over the period to the next put date. See Note 6 to our consolidated financial statements.

Holders of our convertible notes exercised their right to put their notes to us for repurchase at par on the respective put date. For the two years ended December 31, 2010, the following repurchases were made (dollars in millions):

	2010	2009
2031 Notes	$5.7	$841.2
2032 Notes	—	474.3
2038 Notes	60.8	—

	$66.5	$1,315.5

At December 31, 2010, outstanding debt and amounts available under our credit facility were (dollars in millions):

	Debt Outstanding	Available Credit
Short-term borrowings (due in less than one year)	$50.2	$—
Commercial paper issued under
$2.0 billion credit facility due December 9, 2013	—	2,000.0
5.90% Senior Notes due April 15, 2016	1,000.0	—
6.25% Senior Notes due July 15, 2019	500.0	—
4.45% Senior Notes due August 15, 2020	1,000.0	—
Convertible notes due February 7, 2031	0.1	—
Convertible notes due July 31, 2032	252.7	—
Convertible notes due June 15, 2033	0.1	—
Convertible notes due July 1, 2038	406.6	—
Other debt	1.5	—
Unamortized discount on Senior Notes	(8.7)
Fair value hedge adjustment on Senior Notes due 2016	(26.3)

Total	$3,176.2	$2,000.0

Looking forward to 2011, we expect to continue to use our cash flow from operations to pay dividends and make capital expenditures, as well as to repurchase our common stock and fund acquisitions. Additional information about our indebtedness is included in Note 6 to our consolidated financial statements.

Credit Markets and Availability of Credit

In December 2010, we entered into a new three-year credit facility providing borrowing capacity of $2.0 billion. The credit facility replaced our $2.5 billion credit facility that was due to expire in June 2011. During the term of the prior credit facility, a maximum of $2.0 billion of our convertible notes could have been put back to us. During the term of the new credit facility, a maximum of $660 million of convertible notes can be put back to us. Accordingly, we decreased the amount of our new credit facility by $500 million to $2.0 billion. We believe the reduced amount is sufficient to satisfy the potential put of the total amount of convertible notes outstanding, as well as provide the required support for issuances under our $1.5 billion commercial paper program.

We will continue to take actions available to us to respond to changing economic conditions and we will continue to actively manage our discretionary expenditures. We will continue to monitor and manage the level of credit made available to our clients. We believe that these actions, in addition to the availability of our $2.0 billion credit facility, are sufficient to fund our near-term working capital needs and our discretionary spending. For additional information about our credit facility, see Note 6 to our consolidated financial statements.

In funding our day-to-day liquidity, we have historically been a participant in the commercial paper market. We expect to continue funding our day-to-day liquidity need through the commercial paper market. However, prior disruptions in the credit markets led to periods of illiquidity in the commercial paper market and higher credit spreads. During these periods of disruption, to mitigate these conditions and to fund our day-to-day liquidity, we used our uncommitted lines of credit and borrowed under our credit facility. We will continue to closely monitor our liquidity and the credit markets. We cannot predict with any certainty the impact on us of any future disruptions in the credit markets.

Contractual Obligations and Other Commercial Commitments

We enter into numerous contractual and commercial undertakings in the normal course of business. The following tables should be read in conjunction with our consolidated financial statements.

Contractual obligations at December 31, 2010 are (dollars in millions):

		Obligation Due
	Total Obligation	2011	2012 - 2013	2014 - 2015	After 2015

Long-term notes payable	$2,501.5	$1.4	$—	$0.1	$2,500.0
Interest on long-term notes payable	1,007.4	134.7	269.5	269.5	333.7
Convertible notes	659.5	0.1	659.4	—	—
Lease obligations	1,747.0	388.0	561.2	348.6	449.2
Uncertain tax positions	165.1	11.3	41.1	112.7	—

	$6,080.5	$535.5	$1,531.2	$730.9	$3,282.9

Contractual commitments at December 31, 2010 are (dollars in millions):

		Commitment Expires
	Total Commitment	2011	2012 - 2013	2014 - 2015	After 2015
Standby letters of credit	$7.1	$2.9	$2.2	$1.6	$0.4
Guarantees	27.2	21.5	1.3	2.3	2.1

	$34.3	$24.4	$3.5	$3.9	$2.5

The liability for uncertain tax positions is subject to uncertainty as to when or if the liability will be paid. We have assigned the liability to the period(s) presented based on our judgment as to when these liabilities will be resolved by the appropriate taxing authorities.

Holders of the convertible notes have the right to cause us to repurchase up to the entire aggregate face amount of the notes then outstanding for par value at certain dates in the future. The next date holders of our 2032 Notes may put the notes back to us for cash is August 2011. The next date on which holders of our 2038 Notes may put the notes back to us for cash is June 2013. If these rights were exercised at the earliest possible future date $252.7 million of convertible notes could be due in 2011 and $ 406.7 million could be due in 2013. At December 31, 2010, we classified our convertible notes as long-term in our consolidated balance sheet because our credit facility does not expire until December 2013 and it is our intention to fund any put with our credit facility.

In the normal course of business, we often enter into contractual commitments with media providers and agreements with production companies on behalf of our clients at levels that substantially exceed our revenue in connection with the services we provide. Many of our agencies purchase media for our clients and act as an agent for a disclosed principal. These commitments are included in accounts payable when the media services are delivered by the media providers. While operating practices vary by country, media type and media vendor, in the United States and certain foreign markets many of our contracts with media providers specify that if our client defaults on its payment obligation, then we are not liable to the media providers under the legal theory of sequential liability until we have been paid for the media by our client. In other countries, we manage our risk in other ways, including evaluating and monitoring our clients’ creditworthiness and, in many cases, requiring credit insurance or payment in advance. Further, in cases where we are committed to a media purchase and it becomes apparent that a client may be unable to pay for the media, options are potentially available to us in the marketplace, in addition to those cited above to mitigate the potential loss, including negotiating with media providers. In addition, our agencies incur production costs on behalf of clients. We usually act as an agent for a disclosed principal in the procurement of these services. We manage the risk of payment default by the client by having the production companies be subject to sequential liability or requiring at least partial payment in advance. However, the agreements entered into, as well as the production costs incurred are unique to each client. We have not experienced a material loss related to media purchases or production costs incurred on behalf of our clients. However, the risk of a material loss could significantly increase in a severe economic downturn.

Pension and Postemployment Funding: The unfunded benefit obligation for our defined benefit pension plans and postemployment arrangements at December 31, 2010 was $180.8 million. During 2010, we contributed $7.5 million to our defined benefit pension plans and paid $10.0 million in benefits for our postemployment arrangements. We do not expect these payments to increase significantly in 2011.

Contingent Acquisition Obligations: Certain of our acquisitions are structured with contingent purchase price obligations, often referred to as earn-outs. We utilize contingent purchase price structures in an effort to minimize the risk associated with potential future negative changes in the performance of the acquired business during the post-acquisition transition period. These payments are not contingent upon future employment. At December 31, 2010, the amount of future contingent purchase price payments that we would be required to pay for acquisitions completed prior to January 1, 2009, assuming that the businesses perform over the relevant future periods at their current profit levels, is approximately $115 million. The ultimate amounts payable cannot be predicted with reasonable certainty because they are dependent upon future results of operations of the subject businesses and are subject to changes in foreign currency exchange rates. In accordance with U.S. GAAP, we have not recorded a liability for these items in our consolidated balance sheet since the definitive amount was not determinable or distributable prior to January 1, 2009. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. Our obligations change from period to period primarily as a result of payments made during the current period, changes in the performance of the acquired businesses and changes in foreign currency exchange rates. These differences could be significant. The contingent purchase price obligations as of December 31, 2010, calculated assuming that the acquired businesses perform over the relevant future periods at their current profit levels, are (dollars in millions):

2011	2012	2013	Total
$76	$32	$7	$115

Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at fair value in our consolidated balance sheet and are remeasured at each reporting period. Changes in fair value of the liability are recorded in our results of operations. These liabilities are not included in the above amounts.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a global service business, we operate in multiple foreign currencies and issue debt in the capital markets. In the normal course of business, we are exposed to the impact of interest rate changes and foreign currency fluctuations. We limit these risks through risk management policies and procedures, including the use of derivatives. For interest rate exposure, derivatives are used to manage the related cost of debt. For foreign currency exposure, derivatives are used to better manage the cash flow volatility arising from foreign exchange rate fluctuations.

As a result of using derivative instruments, we are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we have a policy of only entering into contracts with carefully selected major financial institutions based on credit ratings and other factors.

We evaluate the effects of changes in interest rates and foreign currency exchange rates and other relevant market risks on our derivative instruments. We periodically determine the potential loss from market risk on our derivative instruments by performing a value-at-risk analysis. Value-at-risk is a statistical model that utilizes historical currency exchange and interest rate data to measure the potential impact on future earnings of our derivative financial instruments. The value-at-risk analysis on our derivative financial instruments at December 31, 2010 indicated that the risk of loss was immaterial.

Foreign Exchange

Our results of operations are subject to risk from the translation to the U.S. Dollar of the revenue and expenses of our foreign operations, which are generally denominated in the local currency. The effects of currency exchange rate fluctuation on the translation of our results of operations are discussed in Note 20 of our consolidated financial statements. For the most part, our revenue and the expenses incurred related to that revenue are denominated in the same currency. This minimizes the impact that fluctuations in exchange rates will have on our results of operations.

While our agencies conduct business in more than 70 different currencies, our major non-U.S. currency markets are the European Monetary Union (EMU), the United Kingdom, Japan, Brazil and Canada. As an integral part of our treasury operations, we centralize our cash and use a multicurrency pool arrangement to manage the foreign exchange risk of the intercompany cash movements between subsidiaries operating in different currency markets from that of the treasury centers from which they borrow or invest funds.

In certain circumstances, instead of using a multicurrency pool, operations can borrow or invest on an intercompany basis with an intercompany treasury center operating in a different currency. To manage the foreign exchange risk associated with these transactions, we enter into forward foreign exchange contracts with third party banks. At December 31, 2010, we had forward foreign exchange contracts outstanding with an aggregate notional principal of $1,300.0 million mitigating the foreign exchange risk of these intercompany borrowings and investments.

Furthermore, we use forward foreign exchange contracts to mitigate the foreign currency risk associated with activities when operating expenses and revenue are not denominated in the same currency. In these instances, amounts are promptly settled or hedged in the foreign currency market with forward contracts. At December 31, 2010, we had forward foreign exchange contracts outstanding with an aggregate notional principal of $51.8 million related to these activities.

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

Interest Rate Risk

From time to time, we issue debt in the capital markets. In 2010, to manage our overall interest cost, we used interest-rate swaps to convert specific fixed-rate debt into variable-rate debt and designated the swaps as a fair value hedge. See Note 6 to our consolidated financial statements for a discussion of our interest rate swaps. At December 31, 2010, the total notional amount of our interest rate swaps was $1.0 billion.

The holders of our convertible notes have the right on specific dates to cause us to repurchase up to the aggregate principal amount outstanding. The next date on which holders of our 2032 Notes can put the notes back to us for cash is August 2011 and the next date on which holders of our 2038 Notes can put the notes back to us for cash is June 2013. As we have done on prior occasions, we may offer the holders of our convertible notes a supplemental interest payment or other incentives to induce them not to put the convertible notes to us.

If we were to decide to pay a supplemental interest payment, the amount incurred would be based on a combination of market factors at the time of the applicable put date, including our stock price, short-term interest rates and a factor for credit risk.

If our outstanding convertible notes are put back to us, based on our current financial condition and expectations, we expect to have sufficient available cash and unused credit to fund any put. Although such borrowings would reduce the amount available under our credit facility to fund our cash requirements, we believe that we have sufficient capacity under these commitments to meet our cash requirements for the normal course of our business operations after the put. Additionally, if the convertible notes are put back to us, our interest expense will change. The extent, if any, of the increase or decrease in interest expense will depend on the portion of the amount repurchased that was refinanced, when we refinance, the type of instrument we use to refinance and the term of the refinancing.

Even if we were to replace the convertible notes with another form of debt on a dollar-for-dollar basis, it would have no impact on either our debt to capital ratios or our debt to EBITDA ratio. If we were to replace our convertible notes with interest-bearing debt at prevailing rates, this may result in an increase in interest expense that would negatively impact our coverage ratios, such as EBITDA to interest expense. However, the coverage ratios applicable to our credit facilities and ratings levels are currently well within the thresholds. If either our ratio of debt to EBITDA was to increase 50% or our ratio of EBITDA to interest expense was to halve, we would still be in compliance with these covenants. Therefore, based on our current coverage ratios, our present expectations of our future operating cash flows and expected access to debt and equity capital markets, we believe any increase in interest expense and reduction in coverage ratios would still place us comfortably above the coverage ratio requirements.

Credit Risk

We provide marketing and corporate communications services to thousands of clients who operate in nearly every industry sector and in the normal course of business we grant credit to qualified clients. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 3.0% of our revenue, and no other client accounted for more than 2.4% of our revenue for 2010. However, during periods of economic downturn, the credit profiles of our clients could change.

In the normal course of business, we often enter into contractual commitments with media providers and agreements with production companies on behalf of our clients at levels that substantially exceed our revenue in connection with the services we provide. Many of our agencies purchase media for our clients and act as an agent for a disclosed principal. These commitments are included in accounts payable when the media services are delivered by the media providers. While operating practices vary by country, media type and media vendor, in the United States and certain foreign markets many of our contracts with media providers specify that if our client defaults on its payment obligation then we are not liable to the media providers under the legal theory of sequential liability until we have been paid for the media by our client. In other countries, we manage our risk in other ways, including evaluating and monitoring our clients’ creditworthiness and, in many cases, requiring credit insurance or payment in advance. Further, in cases where we are committed to a media purchase and it becomes apparent that a client may be unable to pay for the media, options are potentially available to us in the marketplace, in addition to those cited above to mitigate the potential loss, including negotiating with media providers. In addition, our agencies incur production costs on behalf of clients. We usually act as an agent for a disclosed principal in the procurement of these services. We manage the risk of payment default by the client by having the production companies be subject to sequential liability or requiring at least partial payment in advance. However, the agreements entered into, as well as the production costs incurred are unique to each client. We have not experienced a material loss related to media purchases or on production costs incurred on behalf of our clients. However, the risk of a material loss could increase in a significant economic downturn.

Item 8.	Financial Statements and Supplementary Data

Our financial statements and supplementary data are included at the end of this report beginning on page F-1. See the index appearing on the following pages of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 as amended, or the Exchange Act, is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2010, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Annual Report on Form 10-K for the year ended December 31, 2010 is appropriate.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision of management and with the participation of our CEO, CFO and our agencies, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1987. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2010. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2010, dated February 23, 2011.

Item 9B.	Other Information

None.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit Numbers		Description
3	(i)	Restated Certificate of Incorporation (Exhibit 3.1 to our Quarterly Report on Form 10-Q (File No. 1-10551) for the quarter ended June 30, 2003 and incorporated herein by reference).

3	(ii)	Amended and Restated By-laws (Exhibit 3.2 to our Current Report on Form 8-K (File No. 1- 10551) dated May 27, 2010 and incorporated herein by reference).

4.1

Indenture, dated March 6, 2002, between Omnicom Group Inc. and JPMorgan Chase Bank, as trustee, in connection with our issuance of $900 million Zero Coupon Zero Yield Convertible notes due 2032 (“2032 Indenture”) (Exhibit 4.6 to our Annual Report on Form 10-K (File No. 1- 10551) for the year ended December 31, 2001 and incorporated herein by reference).

4.2		Form of Zero Coupon Zero Yield Convertible Notes due 2032 (included in Exhibit 4.1 above).

4.3		First Supplemental Indenture to the 2032 Indenture, dated as of February 13, 2004, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee (Exhibit 4.3 to our Registration Statement on Form S-3 (Registration No. 333-112840) and incorporated herein by reference).

4.4

Second Supplemental Indenture to the 2032 Indenture, dated August 12, 2004, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee (Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (“September 30, 2004 10-Q”) and incorporated herein by reference).

4.5

Third Supplemental Indenture to the 2032 Indenture, dated November 4, 2004, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee (Exhibit 4.3 to our September 30, 2004 10-Q and incorporated herein by reference).

4.6

Fourth Supplemental Indenture to the 2032 Indenture, dated July 10, 2008 among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee (Exhibit 99.2 to our Current Report on Form 8-K (File No. 1-10551) dated July 15, 2008 and incorporated herein by reference).

4.7

Fifth Supplemental Indenture to the 2032 Indenture, dated August 8, 2008, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee (Exhibit 99.1 to our Current Report on Form 8-K (File No. 1-10551) dated August 14, 2008 and incorporated herein by reference).

4.8

Indenture, dated as of June 10, 2003, between Omnicom Group Inc. and JPMorgan Chase Bank, as trustee, in connection with our issuance of $600 million Zero Coupon Zero Yield Convertible Notes due 2033 (“2033 Indenture”) (Exhibit 4.1 to our Registration Statement on Form S-3 (Registration No. 333-108611) and incorporated herein by reference).

4.9	Form of the Zero Coupon Zero Yield Convertible Notes due 2033 (included in Exhibit 4.8 above).

4.10	First Supplemental Indenture to the 2033 Indenture, dated as of November 5, 2003, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee (Exhibit 4.4 to our Registration Statement on Form S-3 (Registration No. 333-108611) and incorporated herein by reference).

4.11

Second Supplemental Indenture to the 2033 Indenture, dated as of November 4, 2004, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee (Exhibit 4.4 to our September 30, 2004 10-Q and incorporated herein by reference).

4.12

Third Supplemental Indenture to the 2033 Indenture, dated November 10, 2004, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee (Exhibit 4.1 to our Current Report Form 8-K (File No. 1-10551) dated November 10, 2004 and incorporated herein by reference).

4.13

Fourth Supplemental Indenture to the 2033 Indenture, dated June 30, 2006, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, N.A., as trustee (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated July 7, 2006 and incorporated herein by reference).

4.14

Fifth Supplemental Indenture to the 2033 Indenture, dated June 8, 2010, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee (Exhibit 10.1 to our Current Report on the Form 8-K (File No. 1-10551) dated June 10, 2010 and incorporated herein by reference).

4.15

Sixth Supplemental Indenture to the 2033 Indenture, dated June 21, 2010, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee (Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-10551) dated June 22, 2010 and incorporated herein by reference).

4.16	Form of Senior Debt Securities Indenture (Exhibit 4.1 to our Registration Statement on Form S-3 (Registration No. 333-132625) dated March 22, 2006 and incorporated herein by reference).

4.17

First Supplemental Indenture, dated as of March 29, 2006, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, N.A., as trustee, in connection with our issuance of $1.0 billion 5.90% Notes due 2016 (Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-10551) dated March 29, 2006 (“March 29, 2006 8-K”) and incorporated herein by reference).

4.18	Form of 5.90% Notes due 2016 (Exhibit 4.3 to the March 29, 2006 8-K and incorporated herein by reference).

4.19

Indenture, dated as of July 1, 2009, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee (“2009 Base Indenture”) (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551), dated July 1, 2009 (“July 1, 2009 8-K”) and incorporated herein by reference).

4.20

First Supplemental Indenture to the 2009 Base Indenture, dated as of July 1, 2009, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee, in connection with our issuance of $500 million 6.25% Senior Notes due 2019 (Exhibit 4.2 to the July 1, 2009 8-K and incorporated herein by reference).

4.21

Second Supplemental Indenture to the 2009 Base Indenture, dated as of August 5, 2010, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee, in connection with our issuance of $1.0 billion 4.45% Senior Notes due 2020 (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated August 5, 2010 (“August 5, 2010 8-K”) and incorporated herein by reference).

4.22	Form of 6.25% Notes due 2019 (Exhibit 4.3 to the July 1, 2009 8-K and incorporated herein by reference).

4.23	Form of 4.45% Notes due 2020 (Exhibit 4.2 to the August 5, 2010 8-K and incorporated herein by reference).

10.1

Amended and Restated Three Year Credit Agreement (the “Agreement”), dated as of December 9, 2010, by and among Omnicom Group Inc., Omnicom Finance Inc., Omnicom Capital Inc., Omnicom Finance plc, the banks, financial institutions and other institutional lenders and initial issuing banks listed on the signature pages of the Agreement, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as lead arrangers and book managers, J.P. Morgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, HSBC Bank USA, National Association, Wells Fargo Bank, National Association and Banco Bilbao Vizcaya Argentaria S.A., New York Branch, as documentation agents and Citibank, N.A., as administrative agent for the lenders (Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-10551) dated December 10, 2010 and incorporated herein by reference).

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

10.9

Senior Management Incentive Plan as amended and restated on December 4, 2008 (Exhibit 10.9 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2008 (“2008 10-K”) and incorporated herein by reference).

10.10	Omnicom Group Inc. SERCR Plan, as amended and restated on March 29, 2010 (Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-10551) dated April 1, 2010 and incorporated herein by reference).

10.11	Form of Award Agreement under the Omnicom Group Inc. SERCR Plan (Exhibit 10.2 to our Current Report on Form 8-K (File No. 1-10551) dated December 13, 2006 and incorporated herein by reference).

10.12	Omnicom Group Inc. Amended and Restated 2007 Incentive Award Plan (Appendix A to our Proxy Statement (File No. 1-10551) filed on April 15, 2010 and incorporated herein by reference).

10.13	Form of Indemnification Agreement (Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-10551) for the quarter ended June 30, 2007 and incorporated herein by reference).

10.14	Form of Amendment to the Executive Salary Continuation Plan Agreement (Exhibit 10.14 to the 2008 10-K and incorporated herein by reference).

10.15	Director Compensation and Deferred Stock Program (Exhibit 10.15 to the 2008 10-K and incorporated herein by reference).

10.16	Restricted Stock Unit Deferred Compensation Plan (Exhibit 10.16 to the 2008 10-K and incorporated herein by reference).

10.17	Restricted Stock Deferred Compensation Plan (Exhibit 10.17 to the 2008 10-K and incorporated herein by reference).

10.18	Amendment No. 1 to the Restricted Stock Deferred Compensation Plan (Exhibit 10.18 to the 2008 10-K and incorporated herein by reference).

10.19	Amendment No. 2 to the Restricted Stock Deferred Compensation Plan (Exhibit 10.19 to the 2008 10-K and incorporated herein by reference).

10.20	Form of Grant Notice and Option Agreement.

10.21	Form of Grant Notice and Restricted Stock Agreement.

10.22	Form of Grant Notice and Restricted Stock Unit Agreement.

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1

Certification of the Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.	Interactive Data File.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNICOM GROUP INC.
February 23, 2011
	BY:	/s/ RANDALL J. WEISENBURGER

Randall J. Weisenburger Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ BRUCE CRAWFORD (Bruce Crawford)	Chairman and Director	February 23, 2011

/s/ JOHN D. WREN (John D. Wren)	Chief Executive Officer and President and Director	February 23, 2011

/s/ RANDALL J. WEISENBURGER (Randall J. Weisenburger)	Executive Vice President and Chief Financial Officer	February 23, 2011

/s/ PHILIP J. ANGELASTRO (Philip J. Angelastro)	Senior Vice President Finance and Controller (Principal Accounting Officer)	February 23, 2011

/s/ ALAN R. BATKIN (Alan R. Batkin)	Director	February 23, 2011

/s/ ROBERT CHARLES CLARK (Robert Charles Clark)	Director	February 23, 2011

/s/ LEONARD S. COLEMAN, JR. (Leonard S. Coleman, Jr.)	Director	February 23, 2011

/s/ ERROL M. COOK (Errol M. Cook)	Director	February 23, 2011

/s/ SUSAN S. DENISON (Susan S. Denison)	Director	February 23, 2011

/s/ MICHAEL A. HENNING (Michael A. Henning)	Director	February 23, 2011

/s/ JOHN R. MURPHY (John R. Murphy)	Director	February 23, 2011

/s/ JOHN R. PURCELL (John R. Purcell)	Director	February 23, 2011

/s/ LINDA JOHNSON RICE (Linda Johnson Rice)	Director	February 23, 2011

/s/ GARY L. ROUBOS (Gary L. Roubos)	Director	February 23, 2011

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

Omnicom management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision of management and with the participation of our CEO, CFO and our agencies, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1987. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2010. KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2010, dated February 23, 2011.

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

We have audited the accompanying consolidated balance sheets of Omnicom Group Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omnicom Group Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule on page S-1, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Omnicom Group Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 3 to the consolidated financial statements, Omnicom Group Inc. and subsidiaries changed its method of accounting for business combinations due to the adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations” (included in FASB Accounting Standards Codification Topic 805, “Business Combinations”) on January 1, 2009.

/s/ KPMG LLP
New York, New York
February 23, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Omnicom Group Inc.:

We have audited Omnicom Group Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Omnicom Group Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omnicom Group Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 23, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 23, 2011

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31, (Dollars in millions, except per share data)
	2010	2009	2008
REVENUE	$12,542.5	$11,720.7	$13,359.9
OPERATING EXPENSES	11,082.3	10,345.8	11,670.5

OPERATING INCOME	1,460.2	1,374.9	1,689.4
INTEREST EXPENSE	134.7	122.2	124.6
INTEREST INCOME	24.9	21.5	50.3

INCOME BEFORE INCOME TAXES AND
INCOME FROM EQUITY METHOD INVESTMENTS	1,350.4	1,274.2	1,615.1
INCOME TAX EXPENSE	460.2	433.6	542.7
INCOME FROM EQUITY METHOD INVESTMENTS	33.5	30.8	42.0

NET INCOME	923.7	871.4	1,114.4
LESS: NET INCOME ATTRIBUTED TO
NONCONTROLLING INTERESTS	96.0	78.4	114.1

NET INCOME - OMNICOM GROUP INC	$827.7	$793.0	$1,000.3

NET INCOME PER COMMON SHARE - OMNICOM GROUP INC.:
Basic	$2.74	$2.54	$3.17
Diluted	$2.70	$2.53	$3.14

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, (Dollars in millions, except per share data)
	2010	2009
A S S E T S
CURRENT ASSETS:
Cash and cash equivalents	$2,288.7	$1,587.0
Short-term investments at cost	11.3	7.8
Accounts receivable, net of allowance for doubtful accounts
of $46.7 and $59.5	5,977.2	5,574.1
Work in process	707.6	607.6
Other current assets	1,209.3	1,012.0

Total Current Assets	10,194.1	8,788.5

PROPERTY, PLANT AND EQUIPMENT
at cost, less accumulated depreciation of $1,168.3 and $1,146.7	653.3	677.3
INVESTMENTS IN AFFILIATES	299.1	299.4
GOODWILL	7,809.1	7,641.2
INTANGIBLE ASSETS, net of accumulated amortization of $354.8 and $316.1	278.2	220.8
DEFERRED TAX ASSETS	14.2	40.0
OTHER ASSETS	318.1	253.5

TOTAL ASSETS	$19,566.1	$17,920.7

L I A B I L I T I E S A N D E Q U I T Y
CURRENT LIABILITIES:
Accounts payable	$7,726.9	$7,143.9
Customer advances	1,187.1	1,059.3
Current portion of debt	1.4	17.8
Short-term borrowings	50.2	19.3
Taxes payable	176.3	156.7
Other current liabilities	1,881.2	1,685.5

Total Current Liabilities	11,023.1	10,082.5

LONG-TERM NOTES PAYABLE	2,465.1	1,494.6
CONVERTIBLE DEBT	659.5	726.0
LONG-TERM LIABILITIES	576.5	462.0
LONG-TERM DEFERRED TAX LIABILITIES	747.7	488.1
COMMITMENTS AND CONTINGENT LIABILITIES (SEE NOTE 17)
TEMPORARY EQUITY - REDEEMABLE NONCONTROLLING INTERESTS	201.1	214.7
EQUITY:
Shareholders’ Equity:
Preferred stock, $1.00 par value, 7.5 million shares authorized, none issued.	—	—
Common stock, $0.15 par value, 1.0 billion shares authorized,
397.2 million and 397.2 million shares issued, with
285.5 million and 308.4 million shares outstanding	59.6	59.6
Additional paid-in capital	1,271.9	1,408.2
Retained earnings	7,052.5	6,465.4
Accumulated other comprehensive income (loss)	(106.4)	(8.0)
Treasury stock, at cost, 111.7 million and 88.8 million shares	(4,697.1)	(3,730.4)

Total Shareholders’ Equity	3,580.5	4,194.8
Noncontrolling interests	312.6	258.0

Total Equity	3,893.1	4,452.8

TOTAL LIABILITIES AND EQUITY	$19,566.1	$17,920.7

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

Three Years Ended December 31, 2010
(Dollars in millions)

	Omnicom Group Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value
Balance December 31, 2007	397,225,082	$59.6	$1,648.0	$5,049.0	$430.7	$(3,095.6)	$4,091.7	$242.1	$4,333.8

Net Income				1,000.3			1,000.3	114.1	1,114.4
Unrealized holding loss on
securities, net of tax of $(7.9)					(12.0)		(12.0)	—	(12.0)
Foreign currency transaction and
translation adjustments,
net of tax of $(358.2)					(654.9)		(654.9)	(10.6)	(665.5)
Defined benefit plans adjustment,
net of tax of $(5.7)					(11.1)		(11.1)	—	(11.1)

Comprehensive income							322.3	103.5	425.8

Dividends to noncontrolling interests								(107.9)	(107.9)
Acquisition of noncontrolling interests								(7.1)	(7.1)
Common stock dividends
declared ($0.60 per share)				(189.7)			(189.7)	—	(189.7)
Share-based compensation			59.3				59.3	—	59.3
Stock issued, share-based compensation			(78.2)			164.2	86.0	—	86.0
Treasury stock acquired						(846.8)	(846.8)	—	(846.8)
Cancellation of shares	(2,004)		(0.1)			0.1	—	—	—

Balance December 31, 2008	397,223,078	59.6	1,629.0	5,859.6	(247.3)	(3,778.1)	3,522.8	230.6	3,753.4

Net Income				793.0			793.0	78.4	871.4
Unrealized holding loss on
securities, net of tax of $(1.9)					(2.9)		(2.9)	—	(2.9)
Foreign currency transaction and
translation adjustments,
net of tax $134.3					240.1		240.1	9.4	249.5
Defined benefit plans adjustment,
net of tax of $1.7					2.1		2.1	—	2.1

Comprehensive income							1,032.3	87.8	1,120.1

Dividends to noncontrolling interests								(91.7)	(91.7)
Acquisition of noncontrolling interests			(25.6)				(25.6)	(7.1)	(32.7)
Increase in noncontrolling interests
from business combinations								38.4	38.4
Adoption of and changes in
temporary equity			(210.3)				(210.3)		(210.3)
Common stock dividends
declared ($0.60 per share)				(187.2)			(187.2)	—	(187.2)
Share-based compensation			78.6				78.6	—	78.6
Stock issued, share-based compensation			(63.5)			62.7	(0.8)	—	(0.8)
Treasury stock acquired						(15.0)	(15.0)	—	(15.0)
Cancellation of shares	(5,638)						—	—	—

Balance December 31, 2009	397,217,440	59.6	1,408.2	6,465.4	(8.0)	(3,730.4)	4,194.8	258.0	4,452.8

Net Income				827.7			827.7	96.0	923.7
Unrealized holding gain on
securities, net of tax of $0.1					0.1		0.1	—	0.1
Foreign currency transaction and
translation adjustments,
net of tax $(37.6)					(84.9)		(84.9)	11.9	(73.0)
Defined benefit plans adjustment,
net of tax of $(9.0)					(13.6)		(13.6)	—	(13.6)

Comprehensive income							729.3	107.9	837.2

Dividends to noncontrolling interests								(81.0)	(81.0)
Acquisition of noncontrolling interests			(23.8)				(23.8)	(6.7)	(30.5)
Increase in noncontrolling interests
from business combinations								34.4	34.4
Changes in temporary equity			11.2				11.2		11.2
Common stock dividends
declared ($0.80 per share)				(240.6)			(240.6)	—	(240.6)
Share-based compensation			69.3				69.3	—	69.3
Stock issued, share-based compensation			(193.0)			329.3	136.3	—	136.3
Treasury stock acquired						(1,296.0)	(1,296.0)	—	(1,296.0)

Balance December 31, 2010	397,217,440	$59.6	$1,271.9	$7,052.5	$(106.4)	$(4,697.1)	$3,580.5	$312.6	$3,893.1

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31, (Dollars in millions)
	2010	2009	2008
Cash Flows from Operating Activities:
Net income	$923.7	$871.4	$1,114.4
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	182.2	186.5	182.8
Amortization of intangible assets	70.8	56.3	53.1
Income from equity method investments, net of dividends received	(7.2)	(9.2)	(14.7)
Remeasurement gain, equity interest in acquiree	(26.0)	(41.3)	—
Provision for doubtful accounts	9.5	24.9	26.5
Share-based compensation	69.3	78.6	59.3
Excess tax benefit from share-based compensation	(44.6)	—	(12.9)
Change in operating capital	310.3	564.4	(14.3)

Net Cash Provided by Operating Activities	1,488.0	1,731.6	1,394.2

Cash Flows from Investing Activities:
Payments to acquire property, plant and equipment	(153.7)	(130.6)	(212.2)
Payments to acquire businesses and interests in affiliates, net of cash acquired	(152.1)	(137.4)	(362.2)
Payments to acquire short-term investments	(5.6)	(3.2)	(13.1)
Payments for settlement of net investment hedge	—	—	(50.8)
Proceeds from sales of short-term investments	17.7	45.2	40.9

Net Cash Used in Investing Activities	(293.7)	(226.0)	(597.4)

Cash Flows from Financing Activities:
Proceeds from short-term debt	35.0	2.5	5.1
Proceeds from issuance of long-term notes payable	990.1	497.3	2.4
Repayments of convertible debt	(66.5)	(1,315.5)	(2.0)
Payments of dividends	(229.7)	(187.1)	(192.0)
Payments for repurchase of common stock	(1,296.0)	(15.0)	(846.8)
Proceeds from stock plans	123.1	18.6	86.0
Payments for acquisition of additional noncontrolling interests	(32.1)	(20.8)	(82.6)
Payments of dividends to shareholders of noncontrolling interests	(81.0)	(91.7)	(107.9)
Excess tax benefit on share-based compensation	44.6	—	12.9
Other, net	(24.8)	(16.3)	(11.5)

Net Cash Used in Financing Activities	(537.3)	(1,128.0)	(1,136.4)

Effect of exchange rate changes on cash and cash equivalents	44.7	112.1	(356.3)

Net Increase (Decrease) in Cash and Cash Equivalents	701.7	489.7	(695.9)

Cash and Cash Equivalents at Beginning of Year	1,587.0	1,097.3	1,793.2

Cash and Cash Equivalents at End of Year	$2,288.7	$1,587.0	$1,097.3

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

2. New Accounting Standards

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

In December 2010, the FASB issued ASU 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). Upon adoption of ASU 2010-28, an entity with reporting units that have carrying amounts that are zero or negative is required to assess the likelihood of the reporting units’ goodwill impairment. ASU 2010-28 is effective January 1, 2011 and we do not believe that the adoption of ASU 2010-28 will have a significant impact on our results of operations and financial position.

3. Significant Accounting Policies

Revenue Recognition. We recognize revenue in accordance with the FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and applicable SEC Staff Accounting Bulletins. Substantially all of our revenue is derived from fees for services or a rate per hour, or equivalent basis. Revenue is realized when the service is performed in accordance with terms of each client arrangement, upon completion of the earnings process and when collection is reasonably assured. We record revenue net of sales, use and value added taxes. Certain of our businesses earn a portion of their revenue as commissions based upon performance in accordance with client arrangements. These principles are the foundation of our revenue recognition policy and apply to all client arrangements in each of our service disciplines - traditional media advertising, customer relationship management, public relations and specialty communications. Because the services that we provide across each of our disciplines are similar and delivered to clients in similar ways, all of the key elements of our revenue recognition policy apply to client arrangements in each of our four disciplines.

In the majority of our businesses, we act as an agent and record revenue equal to the net amount retained when the fee or commission is earned. Although we may bear credit risk in respect of these activities, the arrangements with our clients are such that we act as an agent on their behalf. In these cases, costs incurred with external suppliers are excluded from our revenue. In certain arrangements, we act as principal and we contract directly with suppliers for media payments and production costs and are responsible for payment. In these arrangements, revenue is recorded at the gross amount billed since revenue has been earned for the sale of goods or services.

A portion of our client contractual arrangements include performance incentive provisions designed to link a portion of our revenue to our performance relative to both quantitative and qualitative goals. We recognize this portion of revenue when specific quantitative goals are achieved, or when our performance against qualitative goals is determined by our clients.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating Expenses. Operating expenses are comprised of salary and service costs and office and general expenses. Salary and service costs are comprised of employee compensation and related costs and direct service costs. Office and general costs are comprised of rent and occupancy costs, technology costs, depreciation and amortization and other overhead expenses.

The components of operating expenses for the three years ended December 31, 2010 were (dollars in millions):

	2010	2009	2008
Salary and service costs	$9,214.2	$8,450.6	$9,560.2
Office and general expenses	1,868.1	1,895.2	2,110.3

Operating expenses	$11,082.3	$10,345.8	$11,670.5

Cash and Cash Equivalents. Cash equivalents consist of highly liquid investments with original maturity dates of three months or less at the time of purchase, including overnight interest-bearing deposits, commercial paper and money market instruments.

Short-Term Investments. Short-term investments consist principally of time deposits with financial institutions that we expect to convert into cash within our current operating cycle, generally within one year. Short-term investments are carried at cost, which approximates fair value.

Work in Process. Work in process consists principally of costs incurred on behalf of clients in providing advertising, marketing and corporate communications services to clients, but have not yet been billed. Such amounts are billed to clients at various times over the course of the production process.

Available-for-Sale Securities. Available-for-sale securities are comprised of investments in publicly traded securities and are carried at quoted market prices. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income in shareholders’ equity, net of deferred income taxes.

Property, Plant and Equipment. Property, plant and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives. The estimated useful lives generally range from seven to ten years for furniture and three to five years for equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the related lease term or the estimated useful life of the asset. Capital leases are amortized on a straight-line basis over the lease term.

Cost Method Investments. Investments in non-public companies in which we own less than a 20% equity interest and where we do not exercise significant influence over the operating and financial policies of the investee are accounted for using the cost method of accounting. These minority ownership interests are included in other assets in our consolidated balance sheet. We periodically evaluate these investments to determine if there has been other than temporary declines below carrying value. A variety of factors are considered when determining if a decline in fair value below carrying value is other than temporary, including, among others, the financial condition and prospects of the investee, as well as our investment intent.

Equity Method Investments. Investments in affiliates in which we have an ownership of less than 50% and have significant influence over the operating and financial policies of the affiliate are accounted for using the equity method of accounting. The affiliated companies offer marketing and corporate communications services similar to those offered by our operating companies. The excess of the cost of our ownership interest in the equity of these affiliates over our share of the fair value of their net assets at the acquisition date is recognized as goodwill and included in the carrying amount of our investment. Equity method goodwill is not amortized. We periodically evaluate these investments to determine if there has been other than temporary declines below carrying value. A variety of factors are considered when determining if a decline in fair value below carrying value is other than temporary, including, among others, the financial condition and prospects of the investee, as well as our investment intent.

Goodwill and Other Intangible Assets. Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired. Goodwill is not amortized, but is periodically tested for impairment.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Identifiable intangible assets consist primarily of customer relationships, including the related customer contracts, as well as trade names, and are amortized over their estimated useful lives ranging from five to ten years. We consider a number of factors in determining the useful lives and amortization method, including the pattern in which the economic benefits are consumed, as well as trade name recognition and customer attrition. No residual value is estimated for these intangible assets.

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

We identified our regional reporting units as components of our operating segments, which are our five networks. The regional reporting units of each agency network are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our client-centric strategy for delivering services to clients in their regions. We have concluded that for each of our operating segments, their regional reporting units had similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in ASC Topic 280, Segment Reporting, and the guidance set forth in ASC Topic 350, Intangibles - Goodwill and Other. Consistent with our fundamental business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics, as the main economic components of each agency are employee compensation and related costs and direct service costs associated with providing professional services, and office and general costs, which include rent and occupancy costs, technology costs that are generally limited to personal computers, servers and off-the-shelf software and other overhead costs. Finally, the expected benefits of our acquisitions are typically shared across multiple agencies and regions as they work together to integrate the acquired agency into our client service strategy. We use the following valuation methodologies to determine the fair value of our reporting units: (1) the income approach which utilizes discounted expected future cash flows, (2) comparative market participant multiples of EBITDA (earnings before interest, income taxes, depreciation and amortization), and (3) when available, consideration of recent and similar purchase acquisition transactions.

Based on the results of our annual impairment review, we concluded that our goodwill was not impaired as of June 30, 2010 and 2009, because the fair values of each of our reporting units were substantially in excess of their respective net book values. Subsequent to our annual evaluation of the carrying value of goodwill at the end of the second quarter of 2010, there were no events or circumstances that triggered the need for an interim evaluation for impairment.

Temporary Equity - Redeemable Noncontrolling Interests. Owners of noncontrolling interests in certain of our subsidiaries have the right in certain circumstances to require us to purchase additional ownership interests at fair value as defined in the applicable agreements. The intent of the parties is to approximate fair value at the time of redemption by using a multiple of earnings that is consistent with generally accepted valuation practices by market participants in our industry. These contingent redemption rights are embedded in the equity security at issuance, are not free-standing instruments, do not represent a de facto financing and are not under our control.

Treasury Stock. Repurchases of our common stock are accounted for at cost. Reissued treasury shares, primarily in connection with employee share-based compensation plans, are accounted for at average cost. Gains or losses on reissued treasury shares are accounted for as additional paid-in capital and do not affect our results of operations.

Business Combinations. Effective January 1, 2009, we adopted new accounting standards included in ASC Topic 805, Business Combinations (“ASC 805”). Under ASC 805, business combinations are accounted for using the acquisition method and accordingly, the assets acquired, including identified intangible assets, the liabilities assumed and any noncontrolling interest in the acquired business are recorded at their acquisition date fair values. In circumstances where control is obtained and less than 100% of an entity is acquired, we record 100% of the

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

goodwill acquired. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs are expensed as incurred. For acquisitions subsequent to December 31, 2008, any liability for contingent purchase price obligations (earn-outs) is recorded at the acquisition date at fair value. Changes in the fair value of the earn-out liability are recorded in our results of operations. The results of operations of acquired businesses are included in our results of operations from the acquisition date.

Subsidiary and Affiliate Stock Transactions. Transactions involving the purchase, sale or issuance of stock of a subsidiary where control is maintained are recorded as an increase or decrease in additional paid-in capital. Gains and losses from transactions involving subsidiary stock where control is lost are recorded in results of operations.

Gains and losses from transactions involving stock of an affiliate are recorded in results of operations until control is achieved. In circumstances where the purchase of affiliate stock results in obtaining control, the existing carrying value of the affiliate is remeasured to the acquisition date fair value and any gain or loss is recognized in results of operations.

Foreign Currency Transactions and Translation. Substantially all of our foreign subsidiaries use their local currency as their functional currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average exchange rates for the year. The impact of the translation of the balance sheets of our foreign subsidiaries to U.S. Dollar statements is included in accumulated other comprehensive income. Net foreign currency transaction gains recorded in results of operations were $3.8 million in 2010, $6.1 million in 2009 and $15.3 million in 2008.

Net Income Per Common Share. Net income per common share - Omnicom Group Inc. is based upon the weighted average number of common shares outstanding during each year. Diluted net income per common share -Omnicom Group Inc. is based on the weighted average number of common shares outstanding, plus, if dilutive, common share equivalents which include outstanding stock options and restricted shares.

Net income per common share is calculated using the two-class method, which is an earnings allocation method for computing net income per common share when an entity’s capital structure includes common stock and participating securities. The application of the two-class method is required because our unvested restricted stock awards receive non-forfeitable dividends at the same rate as our common stock and therefore are considered participating securities. Under two-class method, basic and diluted net income per common share is reduced for a presumed hypothetical distribution of earnings to holders of our unvested restricted stock.

Effective January 1, 2009, we retrospectively adopted revised accounting standards included in ASC Topic 260, Earnings Per Share, that required retrospective application to all prior period net income per common share calculations to allocate earnings to unvested share-based awards that contain rights to non-forfeitable dividends. Basic and fully diluted net income per common share - Omnicom Group Inc. for the year ended December 31, 2008 were reduced by $0.03 as a result of the adoption of the new standard.

Income Taxes. We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Our subsidiaries also file tax returns in various foreign jurisdictions. Our principal foreign jurisdictions include the United Kingdom, France and Germany. We have not provided U.S. federal and state income taxes on cumulative earnings of non-U.S. subsidiaries that have been reinvested indefinitely. Provision has been made for income taxes on the distribution of earnings of international subsidiaries and affiliates. Interest and penalties related to tax positions taken in our tax returns are recorded in income tax expense.

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

Employee Share-Based Compensation. Employee share-based compensation, primarily arising from awards of stock options and restricted stock, is measured at the grant date fair value. We use the Black-Scholes option valuation model to determine the fair value of share-based compensation awards. Share-based compensation expense is recognized in our results of operations over the requisite service periods. See Note 10 for additional information regarding our specific award plans and estimates and assumptions used to determine fair value of our share-based compensation awards.

Salary Continuation Agreements. Arrangements with certain present and former employees provide for continuing payments for periods up to 10 years after cessation of full-time employment in consideration for agreement by the employees not to compete with us and to render consulting services during the postemployment period. Such payments are subject to certain limitations, including our operating performance during the postemployment period, represent the fair value of the services rendered and are expensed in such periods.

Severance. The liability for one-time termination benefits, such as severance pay or benefit payouts, is measured and recognized at fair value in the period during which the liability was incurred. Subsequent changes to the liability are recognized in results of operations in the period of change.

Defined Benefit Pension Plans and Postemployment Arrangements. The funded status of our defined benefit plans is recognized in our consolidated balance sheet. Funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. The benefit obligation is the projected benefit obligation (“PBO”), which represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The fair value of plan assets, if any, represents the current market value. Overfunded plans where the fair value of plan assets exceeds the benefit obligation are aggregated and recorded as a prepaid pension asset equal to the excess. Underfunded plans where the benefit obligation exceeds the fair value of plan assets are aggregated and recorded as a liability equal to the excess.

The liability for our postemployment arrangements is recognized in our consolidated balance sheet. The benefit obligation of our postemployment arrangements is the PBO and these arrangements are not funded.

The current portion of the benefit obligations of our defined benefit plans and postemployment arrangements represents the actuarial present value of benefits payable in the next twelve months that exceed the fair value of plan assets. This obligation is recorded in other current liabilities in our consolidated balance sheet.

Deferred Compensation. Certain of our subsidiaries have individual deferred compensation arrangements with certain executives that provide for payments over varying terms upon retirement, cessation of employment or death. The cost of these arrangements is accrued during the employee’s service period.

Concentration of Credit Risk. We provide marketing and corporate communications services to thousands of clients who operate in nearly every industry sector and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 3.0% of our 2010 revenue and no other client accounted for more than 2.4% of our 2010 revenue.

Derivative Financial Instruments. All derivative instruments (including certain derivative instruments embedded in other contracts) are recorded in our consolidated balance sheet at fair value as either an asset or liability.

Our derivative financial instruments consist principally of forward foreign exchange contracts and interest rate swaps. Derivatives qualify for hedge accounting if: (1) the hedging instrument is designated as a hedge at inception; (2) the hedged exposure is specifically identifiable and exposes us to risk; and (3) a change in fair value of the derivative financial instrument and an opposite change in the fair value of the hedged exposure will have a high degree of correlation. The method of assessing hedge effectiveness and measuring hedge ineffectiveness is formally

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

documented at hedge inception. Hedge effectiveness is assessed and hedge ineffectiveness is measured at least quarterly throughout the designated hedge period.

If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative used as hedge is immediately recognized in results of operations.

We execute forward foreign exchange contracts in the same currency as the related exposure, whereby 100% correlation is achieved based on spot rates. Gains and losses on derivative financial instruments which are hedges of foreign currency assets or liabilities are recorded at market value and changes in market value are recognized in results of operations in the current period.

Fair Value. We apply the fair value measurement guidance of ASC Topic 820, Fair Value Measurements and Disclosures, for our financial assets and liabilities that are required to be measured at fair value and for our nonfinancial assets and liabilities that are not required to be measured at fair value on a recurring basis, including goodwill and other identifiable intangible assets. The measurement of fair value requires the use of techniques based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The inputs create the following fair value hierarchy:

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

In determining the fair value of financial instruments, we consider certain market valuation adjustments that market participants would consider in determining fair value, including: counterparty credit risk adjustments applied to financial instruments, taking into account the actual credit risk of the counterparty as observed in the credit default swap market and credit risk adjustments applied to reflect our own credit risk when valuing liabilities measured at fair value.

4. Business Combinations

In 2010, we completed seven acquisitions of new subsidiaries and made additional investments in companies in which we had an existing minority ownership interest. Total goodwill additions for these transactions were $123.6 million. In addition and unrelated to the acquisitions completed in 2010, we made or accrued contingent purchase price payments of $117.2 million, which were included in goodwill. Approximately $98.4 million of the goodwill recorded in these acquisitions is expected to be deductible for income tax purposes. Further, we also acquired additional equity in certain of our majority owned subsidiaries. These transactions are accounted for as equity transactions and no additional goodwill was recorded. None of our acquisitions in 2010 were material to our results of operations or financial position.

Valuation of the acquired companies is based on a number of factors, including specialized know-how, reputation, geographic coverage, competitive position and service offerings. Our acquisition strategy is focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of our various strategic business platforms, including the expansion of their geographic area and/or their service capabilities to better serve our clients. Consistent with our acquisition strategy and past practice, most of our acquisitions include an initial payment at the time of closing and provide for future additional contingent purchase price payments (earn-outs). Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are

OMNICOM GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

derived using the performance of the acquired entity and are based on pre-determined formulas. These payments are not contingent upon future employment. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at fair value and are remeasured at each reporting period. Changes in fair value of the liability are recorded in results of operations.

For each acquisition, we undertake a detailed review to identify other intangible assets and a valuation is performed for all such identified assets. We use several market participant measurements to determine fair value. This approach includes consideration of similar and recent transactions, as well as utilizing discounted expected cash flow methodologies and when available and as appropriate, we use comparative market multiples to supplement our analysis. As is typical for most service businesses, a substantial portion of the intangible asset value we acquire is the specialized know-how of the workforce, which is treated as part of goodwill and is not required to be valued separately. A significant portion of the identifiable intangible assets acquired is derived from customer relationships, including the related customer contracts, as well as trade names. In executing our acquisition strategy, one of the primary drivers in identifying and executing a specific transaction is the existence of, or the ability to, expand our existing client relationships. The expected benefits of our acquisitions are typically shared across multiple agencies and regions.

5. Intangible Assets

Intangible assets at December 31, 2010 and 2009 were (dollars in millions):

	2010			2009
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets
subject to impairment tests:
Goodwill	$8,386.7	$577.6	$7,809.1	$8,231.6	$590.4	$7,641.2

Other identifiable intangible assets
subject to amortization:
Purchased and internally
developed software	$260.5	$205.3	$55.2	$266.2	$202.7	$63.5
Customer related and other	372.5	149.5	223.0	270.7	113.4	157.3

	$633.0	$354.8	$278.2	$536.9	$316.1	$220.8

Changes in goodwill for the years ended December 31, 2010 and 2009 were (dollars in millions):

	2010	2009
Balance January 1	$7,641.2	$7,220.2
Acquisitions	275.3	246.7
Dispositions	(8.9)	(11.3)
Foreign currency translation	(98.5)	185.6

Balance December 31	$7,809.1	$7,641.2

There were no goodwill impairment losses recorded in 2010 or 2009 and there are no accumulated goodwill impairment losses. Goodwill related to acquisitions completed during 2010 and 2009 included $34.5 million and $36.9 million related to goodwill associated with noncontrolling interests, respectively.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Debt

Lines of Credit

In December 2010, we entered into a new credit facility expiring on December 9, 2013 with a consortium of banks led by Citibank, JPMorgan Chase and Bank of America providing borrowing capacity of up to $2.0 billion. The credit facility replaced our $2.5 billion credit facility that was due to expire in June 2011. The $2.0 billion credit facility provides support for up to $1.5 billion of commercial paper issuances, as well as back-up liquidity in the event any of our convertible notes are put back to us. We have the ability to classify outstanding borrowings, if any, under our credit facility as long-term debt.

At December 31, 2010 and 2009, we had various uncommitted lines of credit aggregating $610.4 million and $363.3 million, respectively. Interest rates and borrowing terms under these lines vary from country to country.

Our available lines of credit, none of which were used at December 31, 2010 and 2009 were (dollars in millions):

	2010	2009
Credit facility	$2,000.0	$2,500.0
Uncommitted lines of credit	610.4	363.3

Available and unused lines of credit	$2,610.4	$2,863.3

The $2.0 billion credit facility contains financial covenants limiting the ratio of total consolidated indebtedness to total consolidated EBITDA (for purposes of these covenants EBITDA is defined as earnings before interest, taxes, depreciation and amortization) to no more than 3.0 times. In addition, we are required to maintain a minimum ratio of EBITDA to interest expense of at least 5.0 times. At December 31, 2010, our ratio of debt to EBITDA was 1.9 times and our ratio of EBITDA to interest expense was 12.7 times. We were in compliance with these covenants. The credit facility does not limit our ability to declare or pay dividends.

Short-Term Borrowings

Short-term borrowings of $50.2 million and $19.3 million at December 31, 2010 and 2009, respectively are primarily composed of bank overdrafts and credit lines of our international subsidiaries. The bank overdrafts and credit lines are treated as unsecured loans pursuant to the bank agreements supporting the facilities. At December 31, 2010 and 2009, the weighted average interest rate on these bank loans was 5.4% and 8.0%, respectively.

Debt - General

Our wholly-owned finance subsidiaries Omnicom Capital Inc. (“OCI”) and Omnicom Finance Inc. (“OFI”) are co-issuers and co-obligors of our 5.90% Senior Notes due April 15, 2016, 6.25% Senior Notes due July 15, 2019 and 4.45% Senior Notes due August 15, 2020 (collectively “Senior Notes”) and Convertible Debt. OCI and OFI provide funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI and OFI’s assets consist of intercompany loans made to our operating subsidiaries and the related interest receivable. There are no restrictions on the ability of OCI, OFI or us to obtain funds from our subsidiaries through dividends, loans or advances. The Senior Notes and Convertible Debt are a joint and several liability of us, OCI and OFI, and we unconditionally guarantee the obligations of OCI and OFI with respect to the Senior Notes and Convertible Debt. Our Senior Notes are senior unsecured notes that rank in equal right of payment with all existing and future unsecured senior indebtedness.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-Term Notes Payable

Long-term notes payable at December 31, 2010 and 2009 were (dollars in millions):

	2010	2009
5.90% Senior Notes due April 15, 2016	$1,000.0	$1,000.0
6.25% Senior Notes due July 15, 2019	500.0	500.0
4.45% Senior Notes due August 15, 2020	1,000.0	—
Other notes and loans at rates from 2.8% to 9.0%,
due through 2015	1.5	18.6

	2,501.5	1,518.6
Unamortized discount on Senior Notes	(8.7)	(6.2)
Fair value hedge adjustment on Senior Notes due 2016	(26.3)	—

	2,466.5	1,512.4
Less current portion	1.4	17.8

Long-term notes payable	$2,465.1	$1,494.6

In July 2009, we issued $500 million aggregate principal amount of 6.25% Senior Notes due July 15, 2019. The proceeds from the issuance before deducting underwriting commissions and offering expenses were $496.7 million.

In August 2010, we issued $1.0 billion aggregate principal amount of 4.45% Senior Notes due August 15, 2020. The proceeds from the issuance before deducting underwriting commissions and offering expenses were $996.5 million.

In August 2010, we entered into a series of interest rate swap agreements to hedge the risk of changes in fair value of the $1 billion aggregate principal amount of our 5.90% Senior Notes due April 15, 2016 (“2016 Notes”) attributable to changes in the benchmark interest rate. Under the terms of these agreements, we will receive fixed interest rate payments and will make variable interest rate payments on the total principal amount of the 2016 Notes. These agreements effectively convert the 2016 Notes from fixed rate debt to floating rate debt from the inception of the swaps through the maturity of the 2016 Notes. The swaps qualify as a hedge for accounting purposes at inception and at December 31, 2010 and are designated as a fair value hedge on the 2016 Notes. The variable interest rate we pay is based on the one month and three month U.S. LIBOR rate, flat. The fixed rate we receive is 1.766%. The swaps mature on April 15, 2016, the same day as the 2016 Notes. The swaps are recorded in our balance sheet at fair value and the change in the fair value of the swaps and the change in the fair value of the 2016 Notes (the hedged item) are recorded in earnings as an adjustment to interest expense. We will continue to evaluate these arrangements for hedge accounting treatment. At December 31, 2010, we recorded a liability of $24.2 million, representing the fair value of the swaps, and we recorded a decrease in the carrying value of the 2016 Notes of $26.3 million reflecting the change in fair value of the 2016 Notes from the inception of the fair value hedge. The net change in fair value of the swap and the carrying value of the 2016 Notes and any hedge ineffectiveness was not material to our results of operations.

Convertible Debt

Convertible debt at December 31, 2010 and 2009 was (dollars in millions):

	2010	2009
Convertible Notes - due February 7, 2031	$0.1	$5.8
Convertible Notes - due July 31, 2032	252.7	252.7
Convertible Notes - due June 15, 2033	0.1	0.1
Convertible Notes - due July 1, 2038	406.6	467.4

	659.5	726.0
Less current portion	—	—

Convertible debt	$659.5	$726.0

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2031 Notes: In February 2001, we issued $850 million aggregate principal amount of Liquid Yield Option Notes due February 7, 2031 (“2031 Notes”). In prior years, $3.0 million of notes were put back to us.

In February 2009, holders of $841.2 million aggregate principal amount of our 2031 Notes put their notes back to us for purchase at par. We borrowed from unaffiliated equity investors in a partnership we controlled to fund the purchase of the 2031 Notes. We repurchased and retired $295.2 million of the 2031 Notes that had been put. We loaned the partnership $493.4 million and contributed $25.8 million as an equity investment. The partnership used the proceeds from the loan which it combined with the total contributed equity to purchase the remaining $546.0 million of the 2031 Notes that were put. The loan made to the partnership bore interest at 3.35% per annum. In consolidation, interest income from the loan offset interest expense from the amortization of the supplemental interest payment of $27.3 million made to the partnership resulting in net interest expense of $7.0 million for the year ended December 31, 2009. In December 2009, the partnership was liquidated and the remaining $546.0 million of the 2031 Notes held by the partnership were permanently retired and the loan was repaid.

In February 2010, holders of $5.7 million aggregate principal amount of our 2031 Notes due put their notes to us for purchase at par. On February 1, 2011, the remaining 2031 Notes were redeemed.

2032 Notes: In March 2002, we issued $900 million aggregate principal amount of Zero Coupon Zero Yield Convertible Notes due July 31, 2032 (“2032 Notes”). As senior unsecured obligations, these notes were potentially convertible into 4.6 million shares of our common stock at December 31, 2010, implying a conversion price of $55.01 per common share, subject to normal anti-dilution adjustments. These notes are convertible at a specified ratio only upon the occurrence of certain events, including: if our common shares trade above certain levels; if we effect extraordinary transactions; or if our long-term debt credit ratings are downgraded from their December 31, 2010 level to BBB or lower by S&P, or to Baa3 or lower by Moody’s. These events would not, however, result in an adjustment of the number of shares issuable upon conversion. Holders of these notes have the right to put the notes back to us for cash in August of each year. There are no events that accelerate the noteholders’ put rights. Beginning in August 2007 and every six months thereafter, if the market price of our common shares exceeds certain thresholds, we may be required to pay contingent cash interest. In July 2008, we amended the indenture relating to our 2032 Notes to waive the noteholders’ right to contingent cash interest payable from October 31, 2008 through and including August 1, 2010. At December 31, 2010, no contingent cash interest is due. In 2009, $474.3 million of the 2032 Notes were put back to us and in years previous to that, $173.0 million principal amount of the 2032 Notes were put back to us.

2038 Notes: In June 2003, we issued $600 million aggregate principal amount of Zero Coupon Zero Yield Convertible Notes due June 15, 2033 (“2033 Notes”). As senior unsecured obligations, these notes were potentially convertible into 7.9 million shares of our common stock at December 31, 2010, implying a conversion price of $51.50 per common share, subject to normal anti-dilution adjustments. These notes are convertible at the specified ratio only upon the occurrence of certain events, including: if our common shares trade above certain levels, if we effect extraordinary transactions or if our long-term debt credit ratings are downgraded from their December 31, 2010 level to Ba1 or lower by Moody’s or BBB- or lower by S&P. The occurrence of these events will not result in an adjustment of the number of shares issuable upon conversion. Holders of these notes have the right to put the notes back to us for cash on June 15, 2013, 2018 and 2023 and on each June 15 annually thereafter through June 15, 2037 and we have a right to redeem the notes for cash on June 17, 2013 and June 15, 2018. After June 15, 2018, we can redeem the 2038 Notes at any time. There are no events that accelerate the noteholders’ put rights. Beginning in June 2010, if the market price of our common shares exceeds certain thresholds, we may be required to pay contingent cash interest. In June 2006, $132.5 million of our 2033 Notes were put back to us.

In June 2006, substantially all of the 2033 Notes were amended to extend the maturity of the notes from June 15, 2033 to July 1, 2038. The amendments conformed other terms of the notes for the extension of the maturity date, as well as amending the comparable yield. The amended notes are referred to as our Zero Coupon Zero Yield Convertible Notes due 2038 (“2038 Notes”).

In June 2010, we amended the indenture relating to our 2038 Notes. Noteholders of $403.2 million aggregate principal amount of our 2038 Notes agreed to waive their right to contingent cash interest, if payable, from December 15, 2010 through and including December 15, 2013. Holders of $3.4 million of our 2038 Notes did not put their notes to us for purchase, did not consent to the amendments and $60.8 million aggregate principal amount of the 2038 Notes were repurchased and retired.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the event the noteholders exercise their conversion right, the conversion obligation is equal to a conversion value determined on the day of conversion, calculated by multiplying the share price at the close of business on that day by the underlying number of shares into which the note converts. We satisfy the conversion value by paying the initial principal amount of the note in cash and the balance of the conversion value in cash or shares, at our option. We can only satisfy a put obligation in cash.

Our 2032 and 2038 Notes (collectively the “Convertible Notes”) provide the noteholders with certain rights that we consider to be embedded derivatives. Embedded derivatives could be required to be bifurcated and accounted for separately from the underlying host instrument. The noteholders’ rights considered for bifurcation were: (1) an embedded conversion option to convert the bonds into shares of our common stock; (2) the right to put the Convertible Notes back to us for repayment (noteholders’ put right) and our agreement to not call the Convertible Notes up to specified dates (no call right); and (3) the right to collect contingent cash interest from us if certain criteria are met. As discussed below, the embedded derivatives were not required to be bifurcated or had no impact on the carrying value of the Convertible Notes and accordingly, the Convertible Notes are carried at their value due at maturity.

The embedded conversion options qualified for the exception covering convertible bonds and we are not required to separately account for the embedded conversion option. The embedded conversion options met the criteria and would, if converted, be accounted for in equity as if they were freestanding derivatives. We are not required to separately value and account for the noteholders’ put right and the no call right. These rights were considered to be clearly and closely related to the underlying Convertible Notes and are not contingently exercisable. Additionally, the debt was not issued with a substantial discount or premium. Lastly, the noteholders’ right to collect contingent cash interest is a derivative and is required to be marked to market value each reporting period with changes recorded in interest expense. The value of this right is primarily linked to the price of our common stock and not the debt host contract. Therefore, the right to collect contingent cash interest is not clearly and closely related to our debt and is required to be accounted for separately.

From time to time, we have made non-contractual supplemental interest payments to holders of our convertible debt who did not put their notes back to us for repurchase on the respective put dates or who agreed to certain amendments to the convertible note indentures. The supplemental interest payments are amortized to interest expense ratably over the period to the next put date. For the three years ended December 31, 2010, the following supplemental interest payments were paid (dollars in millions):

	2010	2009	2008
2031 Notes	$—	$27.6	$7.6
2032 Notes	5.7	7.6	18.1
2038 Notes	20.2	—	—

	$25.9	$35.2	$25.7

Interest Expense

The components of interest expense for the three years ended December 31, 2010 were (dollars in millions):

	2010	2009	2008
Long-term notes payable	$106.7	$78.0	$62.9
Amortization of supplemental interest payments	10.5	22.7	17.0
Credit facility and commercial paper	1.8	5.7	21.6
Fees	5.7	5.1	5.6
Other	10.0	10.7	17.5

	$134.7	$122.2	$124.6

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities

The aggregate stated maturities of our long-term notes payable and convertible debt at December 31, 2010 are (dollars in millions):

2011	$1.4
2012	—
2013	—
2014	—
2015	0.1
Thereafter	3,159.5

7. Segment Reporting

Our wholly and partially owned agencies operate within the advertising, marketing and corporate communications services industry. These agencies are organized into agency networks, virtual client networks, regional reporting units and operating groups. Consistent with our fundamental business strategy, our agencies serve similar clients, in similar industries, and in many cases the same clients across a variety of geographic regions. In addition, our agency networks have similar economic characteristics and similar long-term operating margins, as the main economic components of each agency are employee compensation and related costs and direct service costs associated with providing professional services and office and general costs which include rent and occupancy costs, technology costs and other overhead costs. Therefore, given these similarities, we aggregate our operating segments, which are our five agency networks, into one reporting segment.

A summary of revenue and long-lived assets and goodwill by geographic area for the years ended December 31, 2010, 2009 and 2008 is (dollars in millions):

	Americas	EMEA	Asia/Australia

2010
Revenue	$7,459.0	$4,129.1	$954.4
Long-Lived Assets and Goodwill	5,805.9	2,526.0	130.5

2009
Revenue	$6,855.0	$4,076.5	$789.2
Long-Lived Assets and Goodwill	5,642.3	2,549.0	127.2

2008
Revenue	$7,644.7	$4,869.5	$845.7
Long-Lived Assets and Goodwill	5,468.5	2,352.1	119.2

The Americas is primarily comprised of the U.S., Canada and Latin American countries. EMEA is primarily comprised of various Euro currency countries, the United Kingdom, the Middle-East and Africa and other European countries that have not adopted the European Union Monetary standard. Asia/Australia is primarily comprised of China, Japan, Korea, Singapore, Australia and other Asian countries.

8. Cost Method Investments

At December 31, 2010 and 2009, the carrying value of our cost method investments was $24.8 million and $27.3 million, respectively and are included in other assets in our consolidated balance sheet.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Equity Method Investments

For the years ended December 31, 2010, 2009 and 2008, our equity interest in the net income of our equity method investments was $33.5 million, $30.8 million and $42.0 million, respectively, and at December 31, 2010 and 2009, our equity interest in the net assets of our equity method investments was $169.1 million and $156.9 million, respectively. Our equity method investments are not material to our results of operations or financial position and therefore, summarized financial information is not required to be presented.

In 2010, we recorded a $26.0 million non-cash gain resulting from the remeasurement to fair value of our existing ownership interests in affiliates in the Middle East and South America in which we acquired a controlling interest bringing our ownership up to 68.6% and 100%, respectively. In 2009, we recorded a non-cash gain of $41.3 million resulting from the remeasurement to fair value of our existing ownership interest in a Middle East affiliate in which we acquired a controlling interest, bringing our ownership up to 85%. The difference between the fair value of our shares at the acquisition date and the carrying value of our investment held prior to the acquisition resulted in the remeasurement gain. The purchase prices were negotiated at fair value in arms-length transactions. In addition, we performed a valuation of the businesses and confirmed the fair values used to determine the remeasurement gain. We used the following valuation methodologies to confirm the fair values: the income approach which utilized discounted expected future cash flows and comparative market participant multiples of EBITDA (earnings before interest, income taxes, depreciation and amortization).

10. Share-Based Compensation Plans

The Omnicom Group Inc. 2007 Incentive Award Plan (“2007 Plan”) provides for the award of stock options, restricted stock and other awards. On adoption of the 2007 Plan, no new awards can be granted under any of our prior plans. In 2010, the shareholders approved an amendment to increase the maximum of shares available for issuance under the 2007 Plan at December 31, 2009 to 17.0 million shares plus any shares awarded under the 2007 Plan or any prior plan that have been forfeited or have expired. The terms of each award and the exercise date are determined by the Compensation Committee of the Board of Directors. The 2007 Plan does not permit the holder of an award to elect cash settlement under any circumstances. At December 31, 2010, 17.6 million shares of our common stock are available for grant under the 2007 Plan.

Share-based employee compensation expense in 2010, 2009 and 2008, was $69.3 million, $78.6 million and $59.3 million, respectively. At December 31, 2010, unamortized share-based employee compensation that will be expensed over the next five years is $133.9 million.

Stock Options

Under the 2007 Plan, the exercise price of stock option awards may not be less than 100% of the market price of our common stock at the date of grant and the option term cannot be longer than ten years from the date of grant. Generally, stock option grants vest 30% on the first two anniversary dates of the grant and 40% three years from the grant date. Option activity for the three years ended December 31, 2010 was:

	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance January 1	40,832,715	$29.37	23,398,301	$36.87	21,711,535	$38.26
Options granted under 2007 Plan	335,000	38.86	22,620,000	23.73	3,520,000	25.48
Options exercised	(14,125,525)	33.03	(545,586)	31.18	(1,630,734)	30.40
Options forfeited	(2,528,600)	36.58	(4,640,000)	39.52	(202,500)	40.57

Balance December 31	24,513,590	$26.64	40,832,715	$29.37	23,398,301	$36.87

Options exercisable December 31	7,885,090	$31.80	16,325,715	$37.46	19,794,301	$38.82

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Options outstanding and options exercisable at December 31, 2010 were:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$23.40 to $29.99	20,074,990	8.2 years	$23.70	4,176,990	$24.15
$30.00 to $44.99	2,711,600	3.1 years	$35.29	2,031,100	$34.79
$45.00 to $52.83	1,727,000	1.7 years	$47.18	1,677,000	$47.21

	24,513,590			7,885,090

The fair value of each option grant was determined on the date of grant using the Black-Scholes option valuation model and is typically amortized to expense over the vesting period. The Black-Scholes assumptions (without adjusting for the risk of forfeiture and lack of liquidity) and the weighted average fair value per share for options granted were:

	2010	2009	2008
Expected option lives	5.0 years	5.0 years	5.0 years
Risk free interest rate	1.8% - 2.6%	1.7% - 2.5%	1.5%
Expected volatility	24.7% - 27.0%	19.6% - 24.1%	19.3% - 19.4%
Dividend yield	1.9% - 2.4%	1.5% - 2.5%	2.3%
Weighted average fair value
per option granted	$8.25	$3.62	$3.78

Restricted Shares

Restricted stock activity for the three years ended December 31, 2010 was:

	2010	2009	2008
Balance January 1	3,471,929	4,473,981	4,297,967
Shares granted	868,273	664,217	1,800,992
Shares vested	(1,089,136)	(1,426,456)	(1,232,061)
Shares forfeited	(224,980)	(239,813)	(392,917)

Balance December 31	3,026,086	3,471,929	4,473,981

Weighted average per share
fair value of shares granted	$36.63	$32.87	$44.72
Weighted average per share
fair value at December 31	$41.79	$44.04	$45.70

All restricted shares are sold at a price per share equal to par value. The difference between par value and the market value on the date of the grant is charged to additional paid-in capital and is amortized to expense over the restriction period. Restricted shares typically vest at 20% per year, provided the employee remains employed by us.

Restricted shares may not be sold, transferred, pledged or otherwise encumbered until the forfeiture restrictions lapse. Under most circumstances, the employee must resell the shares to us at par value if the employee ceases employment prior to the end of the restriction period.

ESPP

We have an employee stock purchase plan (“ESPP”) that enables employees to purchase our common stock through payroll deductions over each plan quarter at 95% of the market price on the last trading day of the plan quarter. Prior to December 1, 2008, the employee purchase price was 85% of the market price on the last trading day of the plan quarter. Purchases are limited to 10% of eligible compensation as defined by the Employee Retirement Income Security Act of 1974 (“ERISA”). During 2010, 2009 and 2008, employees purchased 267,931 shares, 418,237 shares and 658,681 shares, respectively, all of which were treasury shares, for which $9.7 million, $12.0 million and $22.4 million, respectively, was paid to us. At December 31, 2010, 9,717,614 shares are available for the ESPP.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes

We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Our subsidiaries also file tax returns in various foreign jurisdictions. The principal foreign jurisdictions include the United Kingdom, France and Germany. The Internal Revenue Service (“IRS”) has completed its examination of our federal tax returns through 2004 and has commenced an examination of our federal tax returns from 2005 through 2007. In addition, our subsidiaries’ tax returns in the United Kingdom, France and Germany have been examined through 2002, 2004 and 2002, respectively.

Income before income taxes for the three years ended December 31, 2010 was (dollars in millions):

	2010	2009	2008
Domestic	$573.2	$598.8	$751.9
International	777.2	675.4	863.2

	$1,350.4	$1,274.2	$1,615.1

Income tax expense for the three years ended December 31, 2010 was (dollars in millions):

	2010	2009	2008
Current:
Federal	$107.2	$58.2	$101.6
State and local	11.7	11.8	16.1
International	233.1	198.5	224.0

	352.0	268.5	341.7

Deferred:
Federal	98.9	146.9	161.6
State and local	3.6	14.2	22.0
International	5.7	4.0	17.4

	108.2	165.1	201.0

	$460.2	$433.6	$542.7

A reconciliation from the statutory U.S. federal income tax rate to our effective tax rate is:

	2010	2009	2008
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local taxes on income,
net of federal income tax benefit	0.7	1.3	1.5
International subsidiaries’ tax rate differentials	(2.1)	(2.7)	(3.7)
Other	0.5	0.4	0.8

Effective rate	34.1%	34.0%	33.6%

Included in income tax expense in 2010, 2009 and 2008 were $3.9 million, $3.8 million and $0.7 million, respectively, of interest, net of tax benefit, and penalties related to tax positions taken on our tax returns. At December 31, 2010 and 2009, the amount of accrued interest and penalties were $13.0 million and $15.6 million, respectively.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of deferred tax assets and liabilities at December 31, 2010 and 2009 were (dollars in millions):

	2010	2009
Deferred tax assets:
Compensation and severance	$257.6	$261.5
Tax loss and credit carryforwards	112.6	181.7
Basis differences arising from acquisitions	23.8	32.7
Basis differences from short-term assets and liabilities	27.7	35.1
Basis differences arising from investments	—	8.4
Other	9.8	9.8

Gross deferred tax assets	431.5	529.2
Valuation allowance	(24.6)	(67.8)

Net deferred tax assets	$406.9	$461.4

Deferred tax liabilities:
Basis differences arising from investments	$6.7	$—
Basis differences arising from foreign subsidiaries and affiliates	85.0	6.4
Financial instruments	458.2	431.9
Basis differences arising from tangible and deductible intangible assets	449.2	367.0

Total deferred tax liabilities	$999.1	$805.3

Net deferred tax liability	$592.2	$343.9

A significant portion of the deferred tax liability for financial instruments at December 31, 2010 and 2009, the majority of which is included in long-term deferred tax liabilities, relates to our convertible notes.

At December 31, 2010 and 2009, net deferred tax assets and deferred tax liabilities are classified in our consolidated balance sheet as follows (dollars in millions):

	2010	2009
Other current assets - deferred taxes	$141.3	$104.2
Deferred tax assets	14.2	40.0
Long-term deferred tax liabilities	(747.7)	(488.1)

Total deferred tax liability	$(592.2)	$(343.9)

The American Recovery and Reinvestment Act of 2009 (“ARRA”) provides an election where qualifying cancellation of indebtedness income can be deferred and included in taxable income ratably over the five taxable years beginning in 2014 and ending in 2018. In 2009, we retired $841.2 million of our 2031 Notes and $474.3 million of our 2032 Notes resulting in a tax liability of approximately $328 million. In 2010, we retired an additional $5.7 million of our 2031 Notes and $60.8 million of our 2038 Notes resulting in a tax liability of $12.0 million. These liabilities, which were previously recorded, are included in our balance sheet in deferred tax liabilities. In accordance with the ARRA, we expect to pay the liability during the deferral period beginning in 2014 and continuing through 2018.

We have concluded that it is more likely than not that we will be able to realize our net deferred tax assets in future periods because results of future operations are expected to generate sufficient taxable income. The valuation allowance of $24.6 million and $67.8 million at December 31, 2010 and 2009, respectively, relates to tax loss and credit carryforwards in the U.S. and international jurisdictions. During 2010, we reduced our deferred tax asset balance by approximately $30.5 million as a result of our utilization of tax loss and credit carryforwards. Additionally, as a result of a change in 2010 in a foreign tax law that eliminated the ability to utilize approximately $39.0 million of tax loss and credit carryforwards, we reduced both our deferred tax asset balance and the corresponding valuation allowance by the same amount. Our tax loss and credit carryforwards are available to us for periods ranging from 5 to 20 years, which is in excess of the forecasted utilization of such carryforwards. To the extent that our actual future tax deductions for share-based compensation are less than the deferred tax assets resulting from recording book share-based compensation expense, we expect to have a sufficient pool of windfall tax benefits within our hypothetical additional paid-in-capital (the “APIC Pool”) available to offset any potential future shortfalls. The APIC Pool resulted from the amount by which our prior year tax deductions exceeded the cumulative book share-based compensation expense recognized in our financial statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have not provided U.S. federal and state income taxes on cumulative earnings of certain foreign subsidiaries that have been indefinitely reinvested outside the United States. Determination of the amount of this tax liability on the rate differential of the U.S. income taxes in excess of the foreign taxes on any remittances of the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation. Changes in U.S. tax rules and regulations covering international operations and foreign tax credits may affect our future reported financial results or the way we conduct our business.

In August 2010, the Education Jobs and Medicaid Assistance Act was enacted. The act contains changes to international tax rules. We do not expect that the act will have a significant impact on our annual effective tax rate.

A reconciliation of our unrecognized tax benefits is as follows (dollars in millions):

	2010	2009
Balance January 1	$202.8	$65.3
Additions:
Current year tax positions	11.4	15.9
Prior year tax positions	18.3	124.6
Reduction of prior year tax positions	(38.8)	(2.0)
Settlements	(24.1)	(1.8)
Lapse of statute of limitations	(2.6)	(0.7)
Foreign currency translation	(1.9)	1.5

Balance December 31	$165.1	$202.8

Approximately $72.4 million and $87.8 million of the total liability for uncertain tax positions recorded in our consolidated balance sheets at December 31, 2010 and 2009, respectively, would affect our effective tax rate upon resolution of the uncertain tax positions. During 2009, an uncertain tax position for a foreign subsidiary was resolved. This resolution, which we did not expect to occur until 2010 or 2011, resulted in an increase of $12.9 million, including interest, in both income tax expense and unrecognized tax benefits. Also during 2009, we recorded an increase in our deferred tax assets and a reduction in income tax expense of $11.0 million, resulting from recognition of tax credits from a foreign jurisdiction.

In 2009, we reclassified $99.8 million of long-term deferred tax liabilities relating to certain temporary state income tax deductions that may be challenged by the taxing authorities to unrecognized tax benefits. Previously, these temporary deductions were included in long-term deferred tax liabilities. Accordingly, there was no impact to our effective tax rate. Any loss of these deductions will not affect our effective tax rate upon resolution.

OMNICOM GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Pension and Other Postemployment Benefits

Defined Contribution Plans

Our domestic and international subsidiaries provide retirement benefits for their employees primarily through defined contribution profit sharing and savings plans. Contributions to these plans, which are determined by the boards of directors of the subsidiaries, vary by subsidiary and have generally been in amounts up to the maximum percentage of total eligible compensation of participating employees that is deductible for income tax purposes. Contribution expense for these plans were $83.9 million in 2010, $75.7 million in 2009, and $96.7 million in 2008.

Defined Benefit Pension Plans

Certain of our subsidiaries sponsor noncontributory defined benefit pension plans, including two pension plans related to our U.S. businesses and twenty-seven pension plans related to our non-U.S. businesses. These plans provide benefits to employees based on formulas recognizing length of service and earnings. The U.S. pension plans cover approximately 1,400 participants and are closed to new participants. Effective January 1, 2011, the U.S. plans will not accrue future benefit credits. The non-U.S. pension plans cover approximately 4,900 participants, are not covered by ERISA and include plans required by local laws.

In addition, we have a Senior Executive Restrictive Covenant and Retention Plan (the “Retention Plan”) for certain executive officers of Omnicom selected to participate by the Compensation Committee of the Board of Directors. The Retention Plan was adopted to secure non-competition, non-solicitation, non-disparagement and ongoing consulting services from such executive officers, and to strengthen the retention aspect of executive officer compensation. The Retention Plan provides for annual payments to the participants or to their beneficiaries upon termination following at least seven years of service with Omnicom or its subsidiaries. A participant’s annual benefit is payable for 15 consecutive calendar years following termination, but in no event prior to age 55. The annual benefit is equal to the lesser of (i) the participant’s final average pay times an applicable percentage, which is based upon the executive’s years of service as an executive officer, not to exceed 35% or (ii) $1.5 million. The Retention Plan is unfunded.

The assets, liabilities and expense associated with these plans are not material to our results of operations or financial position.

The components of net periodic benefit cost for the three years ended December 31, 2010 were (dollars in millions):

	2010	2009	2008
Service cost	$3.9	$4.4	$7.1
Interest cost	6.1	6.7	7.0
Expected return on plan assets	(3.5)	(3.6)	(5.4)
Amortization of prior service cost	2.5	2.5	2.1
Amortization of actuarial (gains) losses	0.6	1.6	0.8
Curtailments and settlements	1.2	1.4	0.8

	$10.8	$13.0	$12.4

Included in accumulated other comprehensive income at December 31, 2010 and 2009 were unrecognized actuarial gains and losses and unrecognized prior service cost of $44.7 million, $27.5 million net of tax and $41.0 million, $25.8 million net of tax, respectively, that have not yet been recognized in net periodic benefit cost.

The unrecognized actuarial gains and losses and unrecognized prior service cost included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost in 2011 is $4.4 million.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average assumptions used to determine the net periodic benefit cost for our defined benefit pension plans for the three years ended December 31, 2010 were:

	2010	2009	2008
Discount rate	4.96%	5.33%	5.09%
Compensation increases	1.91%	1.88%	3.19%
Expected return on plan assets	5.18%	5.64%	5.77%

The expected long-term rate of return for plan assets for our U.S. plans is based on several factors, including current and expected asset allocations, historical and expected returns on various asset classes and current, and future market conditions. A total return investment approach using a mix of equities and fixed income investments maximizes the long-term return. This strategy is intended to minimize plan expense by achieving long-term returns in excess of the growth in plan liabilities over time. The discount rate used to compute net periodic benefit cost is based on yields of available high-quality bonds and reflects the expected cash flow as of the measurement date.

The expected returns on plan assets and discount rates for our non-U.S. plans are based on local factors, including each plan’s investment approach, local interest rates and plan participant profiles.

Experience gains and losses and the effects of changes in actuarial assumptions are amortized over a period no longer than the expected average future service of active employees.

Our funding policy is to contribute amounts sufficient to meet minimum funding requirements in accordance with the applicable employee benefit and tax laws that the plans are subject to, plus such additional amounts as we may determine to be appropriate. In 2010, 2009 and 2008, we contributed $7.5 million, $6.4 million, $5.9 million, respectively, to our defined benefit pension plans. We do not expect our 2011 contributions to differ materially from our 2010 contributions.

At December 31, 2010 and 2009, the benefit obligation, fair value of plan assets and the funded status of our defined benefit pension plans were (dollars in millions):

	2010	2009
Benefit Obligation
Benefit obligation January 1	$120.9	$134.2
Service cost	3.9	4.4
Interest cost	6.1	6.7
Plan amendments	2.6	—
Actuarial (gains) losses	7.2	1.2
Benefits paid	(10.3)	(26.4)
Foreign currency translation	(0.4)	0.8

Benefit obligation December 31	$130.0	$120.9

Fair Value of Plan Assets
Fair value of assets January 1	$52.4	$64.4
Actual return on plan assets	4.5	7.3
Employer contributions	7.5	6.4
Benefits paid	(10.3)	(26.4)
Foreign currency translation	(0.2)	0.7

Fair value of plan assets December 31	$53.9	$52.4

Funded Status December 31	$(76.1)	$(68.5)

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2010 and 2009 amounts recorded in our consolidated balance sheet were (dollars in millions):

	2010	2009
Other assets	$3.0	$1.3
Other current liabilities	(1.1)	(1.9)
Long-term liabilities	(78.0)	(67.9)

	$(76.1)	$(68.5)

At December 31, 2010 and 2009, the accumulated benefit obligations for our defined benefit pension plans were $119.2 million and $111.7 million, respectively.

At December 31, 2010 and 2009, defined benefit pension plans with benefit obligations in excess of plan assets were (dollars in millions):

	2010	2009
Benefit obligation	$114.1	$109.1
Plan assets	35.0	39.3

	$79.1	$69.8

At December 31, 2010 and 2009, the weighted average assumptions used to determine the benefit obligation were:

	2010	2009
Discount rate	4.42%	5.29%
Compensation increases	1.60%	1.88%

The estimated future benefit payments expected to be paid are (dollars in millions):

2011	2012	2013	2014	2015	2016-2020	Thereafter
$4.2	$4.2	$5.1	$6.7	$5.8	$35.6	$68.4

The fair value of plan assets at December 31, 2010 and 2009 were (dollars in millions):

	Level 1	Level 2	Level 3	Total
2010:
Cash	$1.0			$1.0
Mutual funds (a)	24.9			24.9
Unit trusts (b)	18.8			18.8
Insurance contracts (c)	—		$6.1	6.1
Other (d)	—	$3.1	—	3.1

	$44.7	$3.1	$6.1	$53.9

(a)	Equity funds represent 63% of the total and are primarily composed of U.S. large-cap and mid-cap companies, international companies and emerging market companies. Debt funds represent 37% of the total and are primarily composed of U.S. Treasury securities, corporate debt and mortgage securities.
(b)	Equity funds represent 54% of the total and are primarily composed of U.K. large-cap companies and U.K., U.S. and Euro zone equity index funds. Debt funds represent 46% of the total and are composed of U.K. Gilts and U.K. and Euro zone corporate bonds.
(c)	Insurance contracts are primarily composed of guaranteed insurance contracts in Japan and Korea.
(d)	Commingled short-term investment funds.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Level 1	Level 2	Level 3	Total
2009:
Cash	$0.2			$0.2
Mutual funds (a)	28.5			28.5
Unit trusts (b)	17.9			17.9
Insurance contracts (c)			$5.6	5.6
Other	—	$0.2	—	0.2

	$46.6	$0.2	$5.6	$52.4

(a)	Equity funds represent 76% of the total and are primarily composed of U.S. large-cap and mid-cap companies, international companies and emerging market companies. Debt funds represent 24% of the total and are primarily composed of U.S. Treasury securities, corporate debt and mortgage securities.
(b)	Equity funds represent 51% of the total and are primarily composed of U.K. large-cap companies and U.K., U.S. and Euro zone equity index funds. Debt funds represent 49% of the total and are composed of U.K. Gilts and U.K. and Euro zone corporate bonds.
(c)	Insurance contracts are primarily composed of guaranteed insurance contracts in Japan and Korea.

At December 31, 2010 and 2009, the fair value of plan assets measured using Level 3 inputs were (dollars in millions):

	2010	2009
Beginning balance January 1	$5.6	$5.8
Actual return on assets	0.1	0.1
Purchases, sales and settlements, net	0.4	(0.3)

Balance December 31	$6.1	$5.6

The weighted average asset allocations at December 31, 2010 and 2009 were:

	2010		2009

	Target Allocation	Actual Allocation	Actual Allocation
Cash	3%	2%	1%
Mutual funds	49	46	54
Unit trusts	34	35	34
Insurance contracts	11	11	11
Other	3	6	—

	100%	100%	100%

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

Postemployment Arrangements

We have executive retirement agreements under which benefits will be paid to participants or to their beneficiaries over periods up to 10 years beginning after cessation of full-time employment. In December 2010, the Compensation Committee of the Board of Directors increased the number of employees eligible to participate in these agreements. As a result of this action, we recorded an increase in the benefit obligation for our postemployment arrangements of $20.4 million in 2010.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of net periodic benefit cost for the three years ended December 31, 2010 were (dollars in millions):

	2010	2009	2008
Service cost	$1.8	$1.8	$2.0
Interest cost	3.9	4.0	4.2
Expected return on plan assets	N/A	N/A	N/A
Amortization of prior service cost	0.6	0.8	0.6
Amortization of actuarial (gains) losses	1.0	0.5	0.3
Other	—	—	—

	$7.3	$7.1	$7.1

Included in accumulated other comprehensive income at December, 31, 2010 and 2009 were unrecognized actuarial gains and losses and unrecognized prior services cost of $45.0 million, $27.0 million net of income taxes and $25.1 million, $15.1 million net of income taxes, respectively, that have not yet been recognized in the net periodic benefit cost.

The unrecognized actuarial gains and losses and unrecognized prior service cost included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost in 2011 is $2.8 million.

The weighted average assumptions used to determine the net periodic benefit cost for our postemployment arrangements for the three years ended December 31, 2010 were:

	2010	2009	2008
Discount rate	5.0%	5.25%	5.75%
Compensation increases	3.5%	3.5%	3.5%
Expected return on assets	N/A	N/A	N/A

We amortize experience gains and losses and effects of changes in actuarial assumptions over a period no longer than the expected average future service of active employees.

Our postemployment arrangements are unfunded and benefits are paid when due. The benefit obligation is recognized as a liability in our consolidated balance sheet. At December 31, 2010 and 2009, the benefit obligation for our postemployment arrangements was (dollars in millions):

	2010	2009
Benefit Obligation
Benefit obligation January 1	$87.7	$86.6
Service cost	1.8	1.8
Interest cost	3.9	4.0
Plan amendment	20.4	2.0
Actuarial (gains) losses	0.9	3.4
Benefits paid	(10.0)	(10.1)

Benefit obligation December 31	$104.7	$87.7

At December 31, 2010 and 2009, the liability for postemployment arrangements was classified as follows (dollars in millions):

	2010	2009
Other current liabilities	$10.7	$9.9
Long-term liabilities	94.0	77.8

	$104.7	$87.7

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2010 and 2009, the weighted average assumptions used to determine the benefit obligation were:

	2010	2009
Discount rate	5.0%	5.0%
Compensation increases	3.5%	3.5%

The estimated future benefit payments expected to be paid are (dollars in millions):

2011	2012	2013	2014	2015	2016-2020	Thereafter
$10.7	$10.3	$9.5	$8.0	$6.9	$30.1	$29.2

13. Net Income Per Common Share

The computations of basic and diluted net income per common share - Omnicom Group Inc. for the three years ended December 31, 2010 were:

	2010	2009	2008
Net Income Available for Common Shares (in millions):
Net Income - Omnicom Group Inc.	$827.7	$793.0	$1,000.3
Net income allocated to participating securities	8.0	9.1	13.1

Net Income available for common shares	$819.7	$783.9	$987.2

Weighted Average Shares (in millions):
Basic	299.6	308.2	313.0
Diluted stock options and restricted shares	3.9	2.2	1.8

Diluted	303.5	310.4	314.8

Anti-dilutive stock options and restricted shares	3.0	10.9	6.9

Net Income per Common Share - Omnicom Group Inc.
Basic	$2.74	$2.54	$3.17
Diluted	2.70	2.53	3.14

14. Supplemental Cash Flow Data

Changes in operating capital for the three years ended December 31, 2010 were (dollars in millions):

	2010	2009	2008
(Increase) decrease in accounts receivable	$(292.4)	$410.9	$689.9
(Increase) decrease in work in progress
and other current assets	(209.7)	113.9	59.2
Increase (decrease) in accounts payable	455.9	(10.2)	(778.3)
Increase (decrease) in customer advances
and other current liabilities	183.2	(75.9)	(89.8)
Change in other assets and liabilities, net	173.3	125.7	104.7

Total change in operating capital	$310.3	$564.4	$(14.3)

Income taxes paid	$293.3	$270.4	$411.4
Interest paid	140.8	86.8	126.3

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Noncontrolling Interests

Changes in our ownership interests in our less than 100% owned subsidiaries during the three years ended December 31, 2010, were (dollars in millions):

	2010	2009	2008
Net income attributed to Omnicom Group Inc	$827.7	$793.0	$1,000.3

Transfers (to) from noncontrolling interests:
Increase in additional paid-in capital from sale
of shares in noncontrolling interests	2.2	—	—
Decrease in additional paid-in capital from purchase
of shares in noncontrolling interests	(26.0)	(25.6)	—

Net transfers (to) from noncontrolling interests	(23.8)	(25.6)	—

Changes in net income attributed to Omnicom Group Inc.
and transfers (to) from noncontrolling interests	$803.9	$767.4	$1,000.3

16. Leases

We lease substantially all our office facilities and certain equipment under operating and capital leases that expire at various dates. Office leases may include provisions for additional renewal periods at our option. In circumstances where the exercise of the renewal option is reasonably assured, the renewal periods are included in the determination of the expected lease term. Office leases may include scheduled increases and escalation clauses and other concessions, such as rent holidays and landlord / tenant incentives and improvement allowances. Scheduled rent increases are recognized on a straight-line basis over the expected lease term. Rent holidays and landlord / tenant incentives and improvement allowances are recorded as deferred rent and are amortized to rent expense on a straight-line basis over the expected lease term. Certain office leases require payment of real estate taxes and other occupancy costs, which may be subject to escalation. These costs are not included in rent expense. Leasehold improvements made at inception or during the lease term are amortized over the shorter of the asset life or the lease term, which may include renewal periods where the renewal is reasonably assured. Rent expense for the three years ended December 31, 2010, was (dollars in millions):

	2010	2009	2008
Office rent	$374.4	$396.0	$409.7
Third party sublease rent	(16.3)	(18.9)	(22.8)

Total office rent	358.1	377.1	386.9
Equipment rent	46.4	65.6	103.7

Total rent	$404.5	$442.7	$490.6

Future minimum office and equipment base rent under terms of non-cancelable operating and capital leases, reduced by third party sublease rent to be received from existing non-cancelable subleases, were (dollars in millions):

	Operating Leases
	Gross Rent	Sublease Rent	Net Rent
2011	$375.1	$(8.5)	$366.6
2012	302.4	(4.4)	298.0
2013	242.9	(2.9)	240.0
2014	193.7	(2.5)	191.2
2015	152.0	(1.5)	150.5
Thereafter	447.3	(0.3)	447.0

	$1,713.4	$(20.1)	$1,693.3

OMNICOM GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital Leases
2011	$21.4
2012	14.9
2013	8.3
2014	3.9
2015	3.0
Thereafter	2.2

Total minimum lease payments	53.7
Less interest component	2.7

Present value of minimum lease payments	$51.0

At December 31, 2010, the current and long-term portions of our capital lease obligation were $20.3 million and $30.7 million, respectively.

Property under capital leases at December 31, 2010 and 2009 was $94.6 million and $69.1, respectively. Accumulated amortization of property under capital leases at December 31, 2010 and 2009 was $46.0 million and $27.3 million, respectively. Amortization expense for property under capital leases was $23.0 million in 2010, $17.0 million in 2009 and $8.5 million in 2008.

17. Temporary Equity - Redeemable Noncontrolling Interests

Owners of noncontrolling interests in certain of our subsidiaries have the right in certain circumstances to require us to purchase additional ownership interests at fair value as defined in the applicable agreements. Assuming that the subsidiaries perform over the relevant periods at their current profit levels, at December 31, 2010, the aggregate estimated maximum amount we could be required to pay in future periods is approximately $201.1 million, of which approximately $158.4 million relates to obligations that are currently exercisable by the holders. If these rights are exercised, there would be an increase in the net income attributable to Omnicom Group Inc. as a result of our increased ownership and the reduction of net income attributable to noncontrolling interests. The ultimate amount paid could be significantly different because the redemption amount is primarily dependent on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates.

18. Commitments and Contingent Liabilities

Legal Proceedings:

We are involved from time to time in various legal proceedings in the ordinary course of business. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Fair Value

Financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2010 and 2009 were (dollars in millions):

2010:	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$2,288.7			$2,288.7
Short-term investments	11.3			11.3
Forward foreign exchange contracts		$7.2		7.2
Available-for-sale securities	3.4			3.4
Liabilities:
Interest rate swaps		$24.2		$24.2

2009:
Assets:
Cash and cash equivalents	$1,587.0			$1,587.0
Short-term investments	7.8			7.8
Available-for-sale securities	4.0			4.0
Liabilities:
Forward foreign exchange contracts		$3.3		$3.3

At December 31, 2010, forward foreign exchange contracts are included in other current assets, available-for-sale securities are included in other assets and interest rate swaps are included in long-term liabilities in our consolidated balance sheet. At December 31, 2009, available-for-sale securities were included in other assets and forward foreign exchange contracts were included in other current liabilities in our consolidated balance sheet.

The carrying amounts and fair value of our financial instruments at December 31, 2010 and 2009 were (dollars in millions):

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$2,288.7	$2,288.7	$1,587.0	$1,587.0
Short-term investments	11.3	11.3	7.8	7.8
Forward foreign exchange contracts	7.2	7.2	—	—
Available-for-sale securities	3.4	3.4	4.0	4.0
Cost method investments	24.8	24.8	27.3	27.3

Liabilities:
Short-term borrowings	$50.2	$50.2	$19.3	$19.3
Forward foreign exchange contracts	—	—	3.3	3.3
Interest rate swaps	24.2	24.2	—	—
Debt	3,126.0	3,328.0	2,238.4	2,324.4

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

Forward foreign exchange contracts:

The estimated fair values of derivative positions in forward foreign exchange contracts are based on quotations received from third party banks and represent the net amount required to terminate the positions, taking into consideration market rates and counterparty credit risk.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Available-for-sale securities:

Available-for-sale securities are carried at quoted market prices.

Cost method investments:

Cost method investments are carried at cost, which approximates or is less than fair value.

Short-term borrowings:

Short-term borrowings consist of bank overdrafts and credit lines of our international subsidiaries. Due to the short-term nature of these instruments, carrying value approximates fair value.

Interest rate swaps:

Our interest rate swaps are fair value hedges where the fair value is derived from the present value of future cash flows using valuation models that are based on readily observable market data such as interest rates and yield curves, taking into consideration counterparty credit risk.

Debt:

Our long-term debt includes fixed rate debt and convertible debt. The fair value of these instruments is based on quoted market prices.

20. Derivative Instruments and Hedging Activities

As a global service business, we operate in multiple foreign currencies and issue debt in the capital markets. In the normal course of business, we are exposed to the impact of interest rate changes and foreign currency fluctuations. We limit these risks through risk management policies and procedures, including the use of derivatives. For interest rate exposure, derivatives are used to manage the related cost of debt. For foreign currency exposure, derivatives are used to better manage the cash flow volatility arising from foreign exchange rate fluctuations.

As a result of using derivative instruments, we are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we have a policy of only entering into contracts with carefully selected major financial institutions based on credit ratings and other factors.

We evaluate the effects of changes in interest rates and foreign currency exchange rates and other relevant market risks on our derivative instruments. We periodically determine the potential loss from market risk on our derivative instruments by performing a value-at-risk analysis. Value-at-risk is a statistical model that utilizes historical currency exchange and interest rate data to measure the potential impact on future earnings of derivative financial instruments. The value-at-risk analysis on our derivative financial instruments at December 31, 2010 indicated that the risk of loss was immaterial.

Interest Rate Risk

From time to time, we issue debt in the capital markets. In 2010, to manage our overall interest cost, we used interest rate swaps to convert specific fixed-rate debt into variable-rate debt (fair value hedge). See Note 6 for a discussion of our interest rate swaps. At December 31, 2010, the total notional amount of our interest rate swaps was $1.0 billion. For the year ended December 31, 2010, our interest rate swaps reduced interest expense by $5.0 million.

Foreign Exchange Risk

Our regional treasury centers centralize and manage the cash of our foreign operations. These centers use short-term forward foreign exchange contracts to hedge the foreign currency exchange risk of intercompany cash movements between businesses operating in different functional currencies from the regional treasury centers from which they borrow or invest funds. Additionally, the regional treasury centers use forward foreign exchange contracts to mitigate the foreign currency risk associated with activities when operating expenses and revenue are not denominated in the same currency. In these instances, amounts are promptly settled or hedged with forward foreign exchange contracts. At December 31, 2010 and 2009, the total value of the intercompany receivable and payables hedged by forward foreign exchange contracts was $1,351.8 million and $900.7 million, respectively. The notional value of forward foreign exchange contracts to purchase currencies, principally British Pounds, Euros, Japanese Yen

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and Korean Won, at December 31, 2010 and 2009, was $679.5 million and $448.7 million, respectively. The notional value of forward foreign exchange contracts to sell currencies, principally U.S. Dollars, at December 31, 2010 and 2009, was $672.3 million and $452.0 million, respectively. See Note 19 for a discussion of the fair value of these instruments.

The terms of our forward contracts are generally less than 90 days. The changes in the fair value of these contracts and of the underlying exposures generally offset and are included in our results of operations.

The foreign currency contracts that existed during 2010 and 2009 were entered into for the purpose of seeking to mitigate the risk of certain specific adverse currency risks. As a result of these financial instruments, we reduced financial risk in exchange for foregoing any gain (reward) that might have occurred if the markets moved favorably. In using these contracts, management exchanged the risks of the financial markets for counterparty risk.

During 2008, we terminated all of our Euro and Yen cross currency interest rate swaps. The effect on our results of operations was not significant. The payment to terminate the swaps and settle the liability of $50.8 million is reflected as a component of investing activities in our consolidated statement of cash flows. These swaps were used to effectively hedge our net investment in certain Euro denominated and Yen denominated subsidiaries.

21. Subsequent Events

We have evaluated events subsequent to the balance sheet and determined there have not been any events that have occurred that would require adjustment to or disclosure in our consolidated financial statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
Quarterly Results of Operations (Unaudited)

The Company’s unaudited quarterly results of operations for the years ended December 31, 2010 and 2009 were (dollars in millions, except for per share amounts):

	Quarter
	First	Second	Third	Fourth
Revenue
2010	$2,920.0	$3,041.2	$2,994.6	$3,586.7
2009	2,746.6	2,870.7	2,837.6	3,265.8

Operating Income
2010	291.0	415.4	314.1	439.7
2009	282.4	398.1	294.8	399.6

Net Income - Omnicom Group Inc.
2010	163.4	243.3	174.6	246.4
2009	164.5	233.4	165.6	229.5

Net Income Per Share
Omnicom Group Inc. - Basic
2010	0.53	0.80	0.58	0.84
2009	0.53	0.75	0.53	0.74

Net Income Per Share
Omnicom Group Inc. - Diluted
2010	0.52	0.79	0.57	0.83
2009	0.53	0.75	0.53	0.73

OMNICOM GROUP INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 31, 2010

(Dollars in millions)
Column A	Column B	Column C	Column D	Column D	Column E

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectible Receivables (1)	Translation Adjustments (Increase) Decrease	Balance at End of Period

Valuation accounts deducted from
assets to which they apply —
Allowance for doubtful accounts:
December 31, 2010	$59.5	$9.5	$21.8	$0.5	$46.7
December 31, 2009	59.9	24.9	26.7	(1.4)	59.5
December 31, 2008	54.7	26.5	17.9	3.4	59.9

(1)	Net of acquisition date balances in allowance for doubtful accounts of companies acquired of $0.1 million in 2008.

S-1