Form 10-K/A
period 2010-12-31
OMNICOM GROUP INC
filed 2011-02-24
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2010 ("Form 10-K"), as filed with the Securities and Exchange Commission ("SEC") on February 23, 2011, is to furnish Exhibit 101 – Interactive Data File (“XBRL Exhibit”). The XBRL exhibit, was not accepted by the SEC on February 23, 2011 due to formatting issues related to underlines in the Interactive Data File preventing the exhibit’s submission.

No other changes have been made to the Form 10-K other than the furnishing of the exhibit described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNICOM GROUP INC.

February 24, 2011

	By:	/s/ PHILIP J. ANGELASTRO

Philip J. Angelastro
Senior Vice President and Controller
(Principal Accounting Officer)

EXHIBITS

Exhibit

101	Interactive Data File.