Form 10-Q
period 2011-03-31
OMNICOM GROUP INC
filed 2011-04-29
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

As of April 15, 2011, 281,121,000 shares of Omnicom Common Stock, $0.15 par value, were outstanding.

OMNICOM GROUP INC. AND SUBSIDIARIES
INDEX

Forward-Looking Statements

Certain of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. These statements relate to future events or future financial performance and involve known and unknown risks and other factors that may cause our actual or our industry’s results, levels of activity or achievement to be materially different from those expressed or implied by any forward-looking statements. These risks and uncertainties, including those that are described in our 2010 Annual Report on Form 10-K under Item 1A - Risk Factors and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, include, but are not limited to, our future financial position and results of operations, future global economic conditions and conditions in the credit markets, losses on media purchases and production costs incurred on behalf of clients, reductions in client spending and/or a slowdown in client payments, competitive factors, changes in client communication requirements, managing conflicts of interest, the hiring and retention of personnel, maintaining a highly skilled workforce, our ability to attract new clients and retain existing clients, reliance on information technology systems, changes in government regulations impacting our advertising and marketing strategies, risks associated with assumptions we make in connection with our critical accounting estimates and legal proceedings, and our international operations, which are subject to the risks of currency fluctuations and foreign exchange controls. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are our present expectations. Actual events or results may differ. We undertake no obligation to update or revise any forward-looking statement, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited) March 31, 2011	December 31, 2010

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,512.2	$2,288.7
Short-term investments, at cost	5.6	11.3
Accounts receivable, net of allowance for doubtful accounts
of $40.9 and $46.7	5,470.8	5,977.2
Work in process	803.1	707.6
Other current assets	1,374.2	1,209.3

Total Current Assets	9,165.9	10,194.1

PROPERTY, PLANT AND EQUIPMENT
at cost, less accumulated depreciation of $1,215.7 and $1,168.3	661.6	653.3
INVESTMENTS IN AFFILIATES	204.1	299.1
GOODWILL	8,393.4	7,809.1
INTANGIBLE ASSETS, net of accumulated amortization of $376.9 and $354.8	448.6	278.2
DEFERRED TAX ASSETS	—	14.2
OTHER ASSETS	294.9	318.1

TOTAL ASSETS	$19,168.5	$19,566.1

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,918.0	$7,726.9
Customer advances	1,249.5	1,187.1
Current portion of debt	1.6	1.4
Short-term borrowings	62.5	50.2
Taxes payable	147.5	176.3
Other current liabilities	2,017.8	1,881.2

Total Current Liabilities	10,396.9	11,023.1

LONG-TERM NOTES PAYABLE	2,455.8	2,465.1
CONVERTIBLE DEBT	659.4	659.5
LONG-TERM LIABILITIES	657.2	576.5
LONG-TERM DEFERRED TAX LIABILITIES	800.4	747.7
COMMITMENTS AND CONTINGENT LIABILITIES (SEE NOTE 12)
TEMPORARY EQUITY - REDEEMABLE NONCONTROLLING INTERESTS	214.5	201.1
EQUITY:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	59.6	59.6
Additional paid-in capital	1,252.8	1,271.9
Retained earnings	7,183.0	7,052.5
Accumulated other comprehensive income (loss)	14.7	(106.4)
Treasury stock, at cost	(4,985.5)	(4,697.1)

Total Shareholders’ Equity	3,524.6	3,580.5

Noncontrolling interests	459.7	312.6

Total Equity	3,984.3	3,893.1

TOTAL LIABILITIES AND EQUITY	$19,168.5	$19,566.1

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
(Unaudited)

	Three Months Ended March 31

	2011	2010

REVENUE	$3,151.3	$2,920.0

OPERATING EXPENSES	2,829.2	2,629.0

OPERATING INCOME	322.1	291.0

INTEREST EXPENSE	41.9	29.8

INTEREST INCOME	9.8	5.7

INCOME BEFORE INCOME TAXES AND
INCOME FROM EQUITY METHOD INVESTMENTS	290.0	266.9

INCOME TAX EXPENSE	73.9	90.7

INCOME FROM EQUITY METHOD INVESTMENTS	1.0	4.7

NET INCOME	217.1	180.9

LESS: NET INCOME ATTRIBUTED TO NONCONTROLLING INTERESTS	15.2	17.5

NET INCOME - OMNICOM GROUP INC.	$201.9	$163.4

NET INCOME PER COMMON SHARE - OMNICOM GROUP INC.:

Basic	$0.70	$0.53
Diluted	$0.69	$0.52

DIVIDENDS DECLARED PER COMMON SHARE	$0.25	$0.20

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Three Months Ended March 31,

	2011	2010

Cash Flows from Operating Activities:
Net income	$217.1	$180.9
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	44.5	45.7
Amortization of intangible assets	20.7	16.3
Income from equity method investments, net of dividends received	3.8	1.6
Remeasurement gain, equity interest in acquiree	(123.4)	—
Provision for doubtful accounts	0.9	(2.7)
Share-based compensation	16.4	19.1
Excess tax benefit from share-based compensation	(4.3)	—
Change in operating capital	(352.6)	(538.8)

Net Cash Used in Operating Activities	(176.9)	(277.9)

Cash Flows from Investing Activities:
Payments to acquire property, plant and equipment	(39.1)	(25.2)
Payments to acquire businesses and interests in affiliates,
net of cash acquired	(211.4)	(19.6)
Payments to acquire investments	—	(0.2)
Proceeds from sales of investments	11.1	1.3

Net Cash Used in Investing Activities	(239.4)	(43.7)

Cash Flows from Financing Activities:
Proceeds from (repayments of) short-term debt	9.7	(2.8)
Repayments of convertible debt	(0.1)	(5.9)
Payments of dividends	(57.9)	(46.9)
Payments for repurchase of common stock	(333.2)	(249.6)
Proceeds from stock plans	27.4	10.6
Payments for acquisition of additional noncontrolling interests	(12.6)	(3.0)
Payments of dividends to noncontrolling interest shareholders	(24.9)	(26.2)
Excess tax benefit on share-based compensation	4.3	—
Other, net	(2.7)	(5.4)

Net Cash Used in Financing Activities	(390.0)	(329.2)

Effect of exchange rate changes on cash and cash equivalents	29.8	(35.8)

Net Decrease in Cash and Cash Equivalents	(776.5)	(686.6)

Cash and Cash Equivalents at the Beginning of the Period	2,288.7	1,587.0

Cash and Cash Equivalents at the End of the Period	$1,512.2	$900.4

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In our opinion, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normally recurring accruals, considered necessary for a fair presentation, in all material respects, of the information contained herein. Results of operations for the interim period are not necessarily indicative of results that may be expected for the year. These unaudited condensed financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”).

2.	New Accounting Standards

On January 1, 2011, we adopted Accounting Standards Update (“ASU”) 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 provides that an entity with reporting units that have carrying amounts that are zero or less than zero is required to assess the likelihood of the reporting units’ goodwill impairment as part of the annual goodwill impairment test. We will not perform our annual impairment test until June 30, 2011. However, we do not expect that the adoption of ASU 2010-28 will have a significant impact on our annual impairment test or our results of operations and financial position.

3.	Net Income per Common Share

Net income per common share - Omnicom Group Inc. is based on the weighted average number of common shares outstanding during the period. Diluted net income per common share - Omnicom Group Inc. is based on the weighted average number of common shares outstanding, plus, if dilutive, common share equivalents that include outstanding stock options and restricted shares.

Net income per common share is calculated using the two-class method, which is an earnings allocation method for computing net income per common share when an entity’s capital structure includes common stock and participating securities. The application of the two-class method is required because our unvested restricted stock awards receive non-forfeitable dividends at the same rate as our common stock and therefore are considered participating securities. Under the two-class method, basic and diluted net income per common share is reduced for a presumed hypothetical distribution of earnings to holders of our unvested restricted stock.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The computations of basic and diluted net income per common share - Omnicom Group Inc. for the three months ended March 31, 2011 and 2010 were (in millions, except per share amounts):

	2011	2010

Net Income Available for Common Shares:
Net Income - Omnicom Group Inc.	$201.9	$163.4
Net income allocated to participating securities	2.0	1.7

Net income available for common shares	$199.9	$161.7

Weighted Average Shares:
Basic	283.6	306.4
Dilutive stock options and restricted shares	5.6	4.6

Diluted	289.2	311.0

Anti-dilutive stock options and restricted shares	0.3	12.5

Net Income per Common Share - Omnicom Group Inc.:
Basic	$0.70	$0.53
Diluted	0.69	0.52

4.	Comprehensive Income

Comprehensive income and its components for the three months ended March 31, 2011 and 2010 were (dollars in millions):

	2011	2010

Net income	$217.1	$180.9

Foreign currency transaction and translation adjustments,
net of income taxes of $65.8 and $(80.1) for the three
months ended March 31, 2011 and 2010, respectively	127.8	(148.8)

Defined benefit plans adjustment, net of income taxes of $0.6 for
the three months ended March 31, 2011 and 2010, respectively	0.9	0.9

Comprehensive income	345.8	33.0

Less: Comprehensive income attributed to noncontrolling interests	22.8	15.1

Comprehensive income - Omnicom Group Inc.	$323.0	$17.9

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Debt

Lines of Credit

We maintain a credit facility with a consortium of banks providing borrowing capacity of up to $2.0 billion. This facility expires on December 9, 2013. We have the ability to classify borrowings under this facility as long-term. Our credit facility provides support for up to $1.5 billion of commercial paper issuances, as well as back-up liquidity in the event that any of our convertible notes are put back to us. At March 31, 2011, we had no commercial paper issuances or borrowings outstanding under this facility.

At March 31, 2011 and December 31, 2010, we had various uncommitted lines of credit aggregating $669.8 million and $610.4 million, respectively.

Our available lines of credit, none of which were used at March 31, 2011 and December 31, 2010 were (dollars in millions):

	2011	2010

Credit facility	$2,000.0	$2,000.0
Uncommitted lines of credit	669.8	610.4

Available and unused lines of credit	$2,669.8	$2,610.4

Short-Term Borrowings

Short-term borrowings of $62.5 million at March 31, 2011 are primarily composed of bank overdrafts and credit lines of our international subsidiaries. The bank overdrafts and credit lines are treated as unsecured loans pursuant to the bank agreements supporting the facilities.

Long-Term Notes Payable

Long-term notes payable at March 31, 2011 and December 31, 2010 were (dollars in millions):

	2011	2010

5.90% Senior Notes due April 15, 2016	$1,000.0	$1,000.0
6.25% Senior Notes due July 15, 2019	500.0	500.0
4.45% Senior Notes due August 15, 2020	1,000.0	1,000.0
Other notes and loans	2.0	1.5

	2,502.0	2,501.5
Unamortized discount on Senior Notes	(8.4)	(8.7)
Fair value hedge adjustment on Senior Notes due 2016	(36.2)	(26.3)

	2,457.4	2,466.5
Less current portion	1.6	1.4

Long-term notes payable	$2,455.8	$2,465.1

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In 2010, we entered into a series of interest rate swap agreements to hedge the risk of changes in fair value of the $1 billion aggregate principal amount of our 5.90% Senior Notes due April 15, 2016 (“2016 Notes”) attributable to changes in the benchmark interest rate. Under the terms of these agreements, we will receive fixed interest rate payments and will make variable interest rate payments on the total principal amount of the 2016 Notes. These agreements effectively convert the 2016 Notes from fixed rate debt to floating rate debt from the inception of the swaps through the maturity of the 2016 Notes. The swaps qualify as a hedge for accounting purposes at inception and at March 31, 2011 and are designated as fair value hedge on the 2016 Notes. The variable interest rate we pay is based on the one-month and three-month U.S. LIBOR rate, flat. The fixed rate we receive is 1.766%. The swaps mature on April 15, 2016, the same day as the 2016 Notes. The swaps are recorded in our balance sheet at fair value and the change in the fair value of the swaps and the change in the fair value of the 2016 Notes (the hedged item) are recorded in earnings as an adjustment to interest expense. We will continue to evaluate these arrangements for hedge accounting treatment. At March 31, 2011 and December 31, 2010, we recorded a liability of $32.9 million and $24.3 million, respectively, representing the fair value of the swaps, and we recorded a decrease in the carrying value of the 2016 Notes of $36.2 million and $26.3 million, respectively, reflecting the change in fair value of the 2016 Notes from the inception of the fair value hedge. The net change in fair value of the swap and the carrying value of the 2016 Notes and any hedge ineffectiveness was not material to our results of operations.

Convertible Debt

Convertible debt at March 31, 2011 and December 31, 2010 was (dollars in millions):

	2011	2010

Convertible Notes - due February 7, 2031	$—	$0.1
Convertible Notes - due July 31, 2032	252.7	252.7
Convertible Notes - due June 15, 2033	0.1	0.1
Convertible Notes - due July 1, 2038	406.6	406.6

	659.4	659.5
Less current portion	—	—

Convertible debt	$659.4	$659.5

6.	Segment Reporting

Our wholly and partially owned agencies operate within the advertising, marketing and corporate communications services industry. These agencies are organized into agency networks, virtual client networks, regional reporting units and operating groups. Consistent with our fundamental business strategy, our agencies serve similar clients, in similar industries and, in many cases, the same clients across a variety of geographic regions. In addition, our agency networks have similar economic characteristics and similar long-term operating margins, as the main economic components of each agency are employee compensation and related costs and direct service costs associated with providing professional services and office and general costs which include rent and occupancy costs, technology costs and other overhead expenses. Therefore, given these similarities, we aggregate our operating segments, which are our five agency networks, into one reporting segment.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of our revenue and long-lived assets and goodwill by geographic area as of March 31, 2011 and 2010 is presented below (dollars in millions):

		Americas	EMEA	Asia / Australia

2011
	Revenue - three months ended	$1,870.1	$1,006.5	$274.7
	Long-lived Assets and Goodwill	5,927.7	2,667.0	460.3

2010
	Revenue - three months ended	$1,771.3	$947.0	$201.7
	Long-lived Assets and Goodwill	5,649.1	2,420.6	118.9

The Americas is composed of the United States, Canada and Latin American countries. EMEA is composed of various Euro currency countries, the United Kingdom, the Middle-East and Africa and other European countries that have not adopted the European Union Monetary standard. Asia/Australia is composed of China, India, Japan, Korea, Singapore, Australia and other Asian countries.

7.	Pension and Other Postemployment Benefits

Defined Benefit Pension Plans

The components of net periodic benefit cost for the three months ended March 31, 2011 and 2010 were (dollars in millions):

	2011	2010

Service cost	$1.1	$1.0
Interest cost	1.2	1.3
Expected return on plan assets	(0.6)	(0.6)
Amortization of prior service cost	0.8	0.6
Amortization of actuarial (gains) losses	0.1	0.1

	$2.6	$2.4

We contributed approximately $0.6 million and $0.3 million to our defined benefit plans for the three months ended March 31, 2011 and 2010, respectively.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Postemployment Arrangements

The components of net periodic benefit cost for the three months ended March 31, 2011 and 2010 were (dollars in millions):

	2011	2010

Service cost	$1.0	$0.4
Interest cost	1.2	1.0
Expected return on plan assets	N/A	N/A
Amortization of prior service cost	0.5	0.2
Amortization of actuarial (gains) losses	0.1	0.2

	$2.8	$1.8

8.	Acquisition of Controlling Interest in Equity Method Investment

Effective February 1, 2011, we acquired a controlling interest in the Clemenger Group, our affiliate in Australia and New Zealand, increasing our equity ownership from 46.7% to 73.7%. In connection with this transaction, as required by FASB Accounting Standards Codification Topic 805 – Business Combinations, we recorded a non-cash gain of $123.4 million resulting from the remeasurement of the carrying value of our equity interest to the acquisition date fair value. The difference between the fair value of our shares at the acquisition date and the carrying value of our investment held prior to the acquisition resulted in the remeasurement gain.

9.	Repositioning Actions and Supplemental Data

Repositioning Actions

In connection with an ongoing review of our businesses focused on enhancing our strategic position, improving our operations and rebalancing our workforce, in the first quarter of 2011 we recorded $131.3 million of charges related to repositioning actions for severance, real estate lease terminations and asset and goodwill write-offs related to disposals and other costs.

A summary of our repositioning actions for the three months ended March 31, 2011 is (dollars in millions):

Severance	$92.8
Real estate lease terminations	15.3
Asset and goodwill write-offs related to disposals and other costs	23.2

$131.3

At March 31, 2011, the liability for severance related to our repositioning actions was $56.3 million. We expect payments of approximately $37.0 million to be made in the second quarter of 2011 and substantially all of the remaining balance to be paid prior to the end of 2011. Payments of approximately $11.5 million related to real estate lease terminations were made as of March 31, 2011 and we expect substantially all of the remaining balance to be paid prior to March 31, 2012. The remaining $23.2 million is primarily comprised of non-cash charges.

Salary and Service Costs and Office and General Expenses

The components of operating expenses for the three months ended March 31, 2011 and 2010 were (dollars in millions):

	2011	2010

Salary and service costs	$2,418.3	$2,162.4
Office and general expenses	410.9	466.6

Total operating expenses	$2,829.2	$2,629.0

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The impact of the repositioning actions and the remeasurement gain described in Note 8 on operating expenses for the quarter ended March 31, 2011 was (dollars in millions):

	Increase (Decrease)

	Repositioning Actions	Remeasurement Gain

Salary and service costs	$92.8
Office and general expenses	38.5	$(123.4)

Total operating expenses	$131.3	$(123.4)

Cash Flow

Supplemental cash flow data for the three months ended March 31, 2011 and 2010 were (dollars in millions):

	2011	2010

Decrease in accounts receivable	$729.6	$277.6
Increase in work in progress and other current assets	(203.1)	(154.9)
Decrease in accounts payable	(971.9)	(613.8)
Decrease in customer advances and other current liabilities	(127.1)	(65.7)
Increase in severance liability related to repositioning actions	56.3	—
Change in other assets and liabilities, net	163.6	18.0

Change in operating capital	$(352.6)	$(538.8)

Income taxes paid	$86.7	$74.5
Interest paid	49.3	7.7

10.	Income Taxes

Income tax expense for the quarter ended March 31, 2011 includes a $39.5 million tax benefit related to charges incurred in connection with our repositioning actions, a provision of $2.8 million related to the remeasurement gain and a provision of $9.0 million for an accrual for agreed upon adjustments to income tax returns currently under examination.

The tax benefit on the repositioning actions was calculated based on the jurisdictions where the charges were incurred and reflects the likelihood that we will be unable to obtain a tax benefit for all charges incurred. The remeasurement gain resulting from the acquisition of the controlling interest in Clemenger created a difference between the book basis and tax basis of our investment. Because the basis difference is not expected to reverse, no deferred taxes were provided and the tax provision recorded represents the incremental U.S. tax on acquired historical unremitted earnings. The $9.0 million accrual resulted from adjustments to U.S. income tax returns for the calendar years 2005, 2006 and 2007 currently under examination that have been agreed upon.

At March 31, 2011, our unrecognized tax benefits were $181.4 million. Of this amount, approximately $81.4 million would affect our effective tax rate upon resolution of the uncertain tax positions.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11.	Intangible Assets

Intangible assets at March 31, 2011 and December 31, 2010 were (dollars in millions):

	2011			2010

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Intangible assets subject to
impairment tests:

Goodwill	$9,010.6	$617.2	$8,393.4	$8,386.7	$577.6	$7,809.1

Other identifiable intangible
assets subject to amortization:

Purchased and internally
developed software	$262.3	$209.9	$52.4	$260.5	$205.3	$55.2
Customer related and other	563.2	167.0	396.2	372.5	149.5	223.0

	$825.5	$376.9	$448.6	$633.0	$354.8	$278.2

Changes in goodwill for the three months ended March 31, 2011 and 2010 were (dollars in millions):

	2011	2010

Balance January 1	$7,809.1	$7,641.2
Acquisitions	463.8	34.4
Dispositions	(5.4)	(0.8)
Foreign currency translation	125.9	(133.7)

Balance March 31	$8,393.4	$7,541.1

There were no goodwill impairment losses recorded in the first three months of 2011 or 2010 and there are no accumulated goodwill impairment losses. Goodwill related to acquisitions completed during 2011 included $111.9 million related to goodwill associated with noncontrolling interests. Reductions in goodwill related to our repositioning actions are included in dispositions for the three months ended March 31, 2011.

12.	Commitments and Contingent Liabilities

We are involved from time to time in various legal proceedings in the ordinary course of business. We do not presently expect that these proceedings will have a material adverse effect on our financial position or results of operations.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13.	Fair Value

Financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010 were (dollars in millions):

2011	Level 1	Level 2	Level 3	Total

Assets:
Cash and cash equivalents	$1,512.2			$1,512.2
Short-term investments	5.6			5.6
Forward foreign exchange contracts		$5.9		5.9
Available-for-sale securities	3.6			3.6

Liabilities:
Interest rate swaps		$32.9		$32.9

At March 31, 2011, forward foreign exchange contracts are included in other current assets, available-for-sale securities are included in other assets and interest rate swaps are included in long-term liabilities in our unaudited condensed consolidated balance sheet.

2010	Level 1	Level 2	Level 3	Total

Assets:
Cash and cash equivalents	$2,288.7			$2,288.7
Short-term investments	11.3			11.3
Forward foreign exchange contracts		$7.2		7.2
Available-for-sale securities	3.4			3.4

Liabilities:
Interest rate swaps		$24.2		$24.2

At December 31, 2010, forward foreign exchange contracts are included in other current assets, available-for-sale securities are included in other assets and interest rate swaps are included in long-term liabilities in our consolidated balance sheet.

The carrying amounts and fair values of our financial instruments at March 31, 2011 and December 31, 2010 were (dollars in millions):

	2011		2010

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	$1,512.2	$1,512.2	$2,288.7	$2,288.7
Short-term investments	5.6	5.6	11.3	11.3
Forward foreign exchange contracts	5.9	5.9	7.2	7.2
Available-for-sale securities	3.6	3.6	3.4	3.4
Cost method investments	24.3	24.3	24.8	24.8

Liabilities:
Short-term borrowings	$62.5	$62.5	$50.2	$50.2
Interest rate swaps	32.9	32.9	24.2	24.2
Debt	3,116.8	3,375.4	3,126.0	3,328.0

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Interest rate swaps

Our interest rate swaps are fair value hedges where the fair value is derived from the present value of future cash flows using valuation models that are based on readily observable market data such as interest rates and yield curves, taking into consideration counterparty credit risk.

Debt

Our debt includes fixed rate debt and convertible debt. The fair value of these instruments is based on quoted market prices.

14.	Subsequent Events

We have evaluated events subsequent to the balance sheet date and determined there have not been any events that have occurred that would require adjustment to or disclosure in our unaudited condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are a strategic holding company. We provide professional services to clients through multiple agencies around the world. On a global, pan-regional and local basis, our agencies provide these services in the following disciplines: advertising, customer relationship management (“CRM”), public relations and specialty communications. Our business model was built and continues to evolve around our clients. While our agencies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. The fundamental premise of our business is that our clients’ specific requirements should be the central focus in how we deliver our services and allocate our resources. This client-centric business model results in multiple agencies collaborating in formal and informal virtual networks that cut across internal organizational structures to deliver consistent brand messages for a specific client and execute against each of our clients’ specific marketing requirements. We continually seek to grow our business with our existing clients by maintaining our client-centric approach, as well as expanding our existing business relationships into new markets and with new clients. In addition, we pursue selective acquisitions of complementary companies with strong entrepreneurial management teams that typically currently serve or have the ability to serve our existing client base.

As one of the world’s leading advertising, marketing and corporate communications companies, we operate in all major markets of the global economy. We have a large and diverse client base. Our largest client represented 3.1% of our revenue for the three months ended March 31, 2011 and no other client accounted for more than 2.2% of our revenue. Our top 100 clients accounted for approximately 50.5% of our revenue for the three months ended March 31, 2011. Our business is spread across a significant number of industry sectors with no one industry comprising more than 14.3% of our revenue for the three months ended March 31, 2011. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.

In the first quarter of 2011, our revenue increased 7.9% compared to the first quarter of 2010. The increase reflects an improvement in business conditions in our industry over 2010 and strong operating performance by our agencies. Revenue increased across all our disciplines and geographic areas driven by continuing economic recovery in most of the developed markets we operate in and continued growth in the emerging markets in Asia and Latin America, as well as strong operating performance by our agencies. In the first quarter of 2011, we experienced a small loss of revenue related to the events in Japan and the turmoil in the Middle East. On an annual basis, revenue from Japan and the Middle East represents approximately 1.5% and 1.1% of our revenue, respectively.

We will continue to closely monitor economic conditions, client spending and other factors and in response, take actions available to us to improve our cost structure and manage working capital. In the current environment, there can be no assurance as to the effects on us of future economic conditions, client spending patterns, client credit worthiness and other developments and whether and to what extent our efforts to respond to them will be effective.

Certain business trends have had a positive impact on our business and industry. These trends include our clients increasingly expanding the focus of their brand strategies from national markets to pan-regional and global markets and integrating traditional and non-traditional marketing channels, as well as utilizing new communications technologies and emerging digital platforms. Additionally, in an effort to gain greater efficiency and effectiveness from their total marketing budgets, clients are increasingly requiring greater coordination of marketing activities and concentrating these activities with a smaller number of service providers. We believe these trends have benefitted our business in the past and over the medium and long term will continue to provide a competitive advantage to us.

For the remainder of 2011, barring unforeseen events and excluding foreign exchange impacts, we expect our revenue to increase modestly in excess of average nominal GDP growth for 2011 as a result of increases in client spending and new business activities. We expect to continue to identify acquisition opportunities that will build on the core capabilities of our strategic business platforms, expand our operations in the emerging markets and enhance our capabilities to leverage new technologies.

Effective February 1, 2011, we acquired a controlling interest in the Clemenger Group, our affiliate in Australia and New Zealand increasing our equity ownership from 46.7% to 73.7%. In connection with this transaction, we recorded a non-cash gain of $123.4 million resulting from the remeasurement of the carrying value of our equity interest to the acquisition date fair value. We believe that this acquisition will help us to further develop our combined businesses throughout the Asia Pacific region and further enhance our global capabilities.

We have an objective of improving margins to 2007 levels by the end of 2012. In connection with achieving this goal, we are performing a review of our businesses focused on enhancing our strategic position, improving our operations and rebalancing our workforce. As part of this process, we are evaluating our agencies to identify non-core and underperforming businesses that need to be repositioned or considered for disposal. On an annual basis, we expect dispositions completed through March 31, 2011 will reduce revenue by approximately $120 million. However, on an annual basis, we expect that revenue from the acquisitions completed through March 31, 2011 will more than offset the loss of revenue from dispositions. We are also pursuing numerous operational consolidations to further drive efficiencies in our back office functions. As a result of the actions taken in the first quarter of 2011, we incurred charges of $131.3 million for severance, real estate lease terminations and asset and goodwill write-offs related to disposals and other costs.

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

In recent years, our revenue has been divided almost evenly between domestic and international operations. For the quarter ended March 31, 2011, our revenue increased 7.9% compared to the quarter ended March 31, 2010, of which 5.2% was organic growth, 1.3% was related to changes in foreign exchange rates and 1.4% was related to acquisitions, net of dispositions. Across our geographic markets revenue increased 3.8% in the United States, 12.4% in the United Kingdom, 0.6% in our Euro markets and 27.3% in our other markets, primarily Asia and Latin America. The increase in revenue in the first quarter of 2011 compared to the first quarter of 2010 in our four fundamental disciplines was as follows: advertising 7.8%; CRM 8.9%; public relations 3.9%; and specialty communications 8.8%.

We measure operating expenses in two distinct cost categories: salary and service costs, and office and general expenses. Salary and service costs are primarily comprised of employee compensation and related costs and direct service costs. Office and general expenses are primarily comprised of rent and occupancy costs, technology costs, depreciation and amortization and other overhead expenses. Each of our agencies requires service professionals with a skill set that is common across our disciplines. At the core of this skill set in the ability to understand a client’s brand and its selling proposition, and the ability to develop a unique message to communicate the value of the brand to the client’s target audience. The facility requirements of our agencies are also similar across geographic regions and disciplines, and their technology requirements are generally limited to personal computers, servers and off-the-shelf software. Because we are a service business, we monitor salary and service costs and office and general costs in relation to revenue.

Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased by 11.8% in the first quarter of 2011 compared to the first quarter of 2010. This increase includes $92.8 million of severance charges associated with our repositioning actions. Excluding the impact of the severance costs associated with our repositioning actions, salary and service costs increased 7.5% in the first quarter of 2011.

Office and general expenses, which are not directly related to servicing clients, are less directly linked to changes in our revenue than salary and service costs. Office and general expenses decreased by 11.9% in the first quarter of 2011 compared to the first quarter of 2010, reflecting a decrease of $123.4 million related to the non-cash remeasurement gain recorded in connection with the acquisition of the controlling interest in the Clemenger Group partially offset by $38.5 million of charges related to our repositioning actions. Excluding the impact of the remeasurement gain and the impact of the repositioning actions, office and general expenses increased by 6.3% in the first quarter of 2011.

Net income - Omnicom Group Inc. in the first quarter of 2011 increased $38.5 million, or 23.6%, to $201.9 million from $163.4 million in the first quarter of 2010. The period-over-period increase in net income - Omnicom Group Inc. is due to factors described above. Diluted net income per common share - Omnicom Group Inc. increased 32.7% to $0.69 in the first quarter of 2011, as compared to $0.52 in the first quarter of 2010 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding. This reduction was the result of repurchases of our common stock during the fourth quarter of 2010 and through the first quarter of 2011, net of stock option exercises and shares issued under our employee stock purchase plan.

Results of Operations: First Quarter 2011 Compared to First Quarter 2010

	(Dollars in millions)

	2011	2010

Revenue	$3,151.3	$2,920.0

Operating Expenses:
Salary and service costs	2,418.3	2,162.4
Office and general expenses	410.9	466.6

Total Operating Expenses	2,829.2	2,629.0

Add back: Amortization of intangible assets	20.7	16.3

	2,808.5	2,612.7

Earnings before interest, income taxes and
amortization of intangible assets (“EBITA”)	342.8	307.3

EBITA Margin - %	10.9%	10.5%

Deduct: Amortization of intangible assets	20.7	16.3

Operating Income	322.1	291.0

Operating Margin - %	10.2%	10.0%

Interest Expense	41.9	29.8
Interest Income	9.8	5.7

Income Before Income Taxes and
Income From Equity Method Investments	290.0	266.9

Income Tax Expense	73.9	90.7
Income From Equity Method Investments	1.0	4.7

Net Income	217.1	180.9

Less: Net Income Attributed to Noncontrolling Interests	15.2	17.5

Net Income Omnicom Group Inc.	$201.9	$163.4

EBITA, which we define as earnings before interest, income taxes and amortization of intangible assets, and EBITA Margin, which we define as EBITA divided by Revenue, are Non-GAAP measures. We use EBITA and EBITA Margin as additional performance measures which exclude amortization expense of acquired intangible assets. We believe that EBITA and EBITA Margin are useful measures to evaluate the performance of our businesses. Non-GAAP financial measures should not be considered in isolation from or as a substitute for financial information presented in compliance with GAAP. Non-GAAP financial measures reported by us may not be comparable to similarly titled amounts reported by other companies. The table above reconciles EBITA and EBITA Margin to the GAAP financial measures for the periods presented.

Revenue: Revenue for the first quarter of 2011 increased $231.3 million, or 7.9%, to $3,151.3 million from $2,920.0 million in the first quarter of 2010. Organic growth increased revenue by $152.4 million and foreign exchange impacts increased revenue by $37.0 million. Acquisitions, net of dispositions, increased revenue by $41.9 million.

The components of the first quarter of 2011 revenue changes in the United States (“domestic”) and the remainder of the world (“international”) were (dollars in millions):

	Total		Domestic		International

	$	%	$	%	$	%

Quarter ended March 31, 2010	$2,920.0	—	$1,592.8	—	$1,327.2	—

Components of revenue change:
Foreign exchange impact	37.0	1.3%	—	—	37.0	2.8%
Acquisitions, net of dispositions	41.9	1.4%	(5.4)	(0.3)%	47.3	3.6%
Organic growth	152.4	5.2%	65.1	4.1%	87.3	6.6%

Quarter ended March 31, 2011	$3,151.3	7.9%	$1,652.5	3.8%	$1,498.8	12.9%

The components and percentages are calculated as follows:

  The foreign exchange impact is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $3,114.3 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $3,151.3 million less $3,114.3 million for the Total column in the table).

  The acquisition component is calculated by aggregating the applicable prior period revenue of the acquired businesses, less revenue of any business included in the prior period reported revenue that was disposed of subsequent to the period.

  Organic growth is calculated by subtracting both the foreign exchange and acquisition revenue components from total revenue growth.

  The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component (in the case $2,920.0) million for the Total column in the table).

Revenue for the first quarter of 2011 and the percentage changes from 2010 in our primary geographic markets were (dollars in millions):

	Revenue	% Change

United States	$1,652.5	3.8%
Euro Markets	577.6	0.6%
United Kingdom	280.0	12.4%
Other	641.2	27.3%

	$3,151.3	7.9%

For the first quarter of 2011, foreign exchange impacts increased our revenue by 1.3%, or $37.0 million, as compared to the first quarter of 2010. The most significant impacts resulted from the weakening of the U.S. Dollar against the Australian Dollar, British Pound, Canadian Dollar, Brazilian Real and the Japanese Yen, partially offset by the strengthening of the U.S. Dollar against the Euro.

Assuming exchange rates at April 20, 2011 remain unchanged, we expect foreign exchange impacts to increase revenue by approximately 3% for the full year.

Driven by our clients’ continuous demand for more effective and efficient branding activities, we strive to provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. These services include advertising, brand consultancy, corporate social responsibility consulting, crisis communications, custom publishing, database management, digital and interactive marketing, direct marketing, entertainment marketing, environmental design, experiential marketing, field marketing, financial/corporate business-to-business advertising, media planning and buying, mobile marketing services, multi-cultural marketing, non-profit marketing, public affairs, public relations, recruitment communications, reputation consulting, retail marketing, search engine marketing, social media marketing, and sports and event marketing. In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories as reported below: advertising, CRM, public relations and specialty communications (dollars in millions).

	Three Months Ended March 31,
	2011		2010		2011 vs 2010

	$	% of Revenue	$	% of Revenue	$	% Change

Advertising	$1,414.2	44.8%	$1,311.7	44.9%	$102.5	7.8%
CRM	1,162.2	36.9%	1,067.6	36.6%	94.6	8.9%
Public relations	286.4	9.1%	275.6	9.4%	10.8	3.9%
Specialty communications	288.5	9.2%	265.1	9.1%	23.4	8.8%

	$3,151.3		$2,920.0		$231.3	7.9%

Looking ahead to the remainder of the year, barring unforeseen events and excluding foreign exchange impacts, we expect our revenue to increase modestly in excess of average nominal GDP growth for 2011 as a result of increases in client spending and new business activities.

Operating Expenses: Operating expenses for the first quarter of 2011 compared to operating expenses for the first quarter of 2010 were (dollars in millions):

	Three Months Ended March 31,

	2011			2010			2011 vs 2010

	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change

Revenue	$3,151.3			$2,920.0			$231.3	7.9%

Operating Expenses:
Salary and service costs	2,418.3	76.7%	85.5%	2,162.4	74.0%	82.3%	255.9	11.8%
Office and general expenses	410.9	13.0%	14.5%	466.6	16.0%	17.7%	(55.7)	(11.9)%

Total Operating Expenses	2,829.2	89.8%		2,629.0	90.0%		200.2	7.6%

Operating Income	$322.1	10.2%		$291.0	10.0%		$31.1	10.7%

Repositioning Actions and Remeasurement Gain: In the first quarter of 2011, we recorded $131.3 million of charges related to our repositioning actions. Additionally, we recorded a $123.4 million remeasurement gain related to the acquisition of the controlling interest in the Clemenger Group. The impact on operating expenses of these transactions for the quarter ended March 31, 2011 was (dollars in millions):

	Increase (Decrease)

	Repositioning Actions	Remeasurement Gain

Salary and service costs	$92.8
Office and general expenses	38.5	$(123.4)

Total operating expenses	$131.3	$(123.4)

Operating Expenses: We measure operating expenses in two distinct cost categories: salary and service costs, and office and general expenses. Salary and service costs are primarily comprised of employee compensation and related costs and direct service costs. Office and general expenses are primarily comprised of rent and occupancy costs, technology costs, depreciation and amortization and other overhead expenses. Because we are a service business, we monitor salary and service costs and office and general costs as a percentage of revenue.

Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased 11.8% in the first quarter of 2011 compared to the first quarter of 2010. This increase reflects increased compensation costs, including freelance labor and incentive compensation, and $92.8 million of severance charges associated with our repositioning actions. Severance payments of $36.4 million were made as of March 31, 2011. We expect payments of approximately $37.0 million to be made in the second quarter of 2011 and substantially all of the remaining balance to be paid prior to the end of 2011. Excluding the $92.8 million of severance charges, salary and service costs were $2,325.5 million in the first quarter of 2011.

Office and general expenses, which are not directly related to servicing clients, are less directly linked to changes in our revenue than salary and service costs. Office and general expenses decreased 11.9% in the first quarter of 2011 compared to the first quarter of 2010, reflecting a decrease of $123.4 million related to the non-cash remeasurement gain recorded in connection with the acquisition of the controlling interest in the Clemenger Group partially offset by $38.5 million of charges related to our repositioning actions. Excluding the net decrease of $84.9 million related to the remeasurement gain and the charges for our repositioning actions, office and general expenses were $495.8 million in the first quarter of 2011. See Note 9 to our unaudited condensed consolidated financial statements for additional information regarding our repositioning actions.

As a result of the above charges, EBITA margins increased to 10.9% in the first quarter of 2011 from 10.5% in the first quarter of 2010 and operating margins increased to 10.2% in 2011 from 10.0% in 2010.

Net Interest Expense: Our net interest expense increased to $32.1 million in the first quarter of 2011, as compared to $24.1 million in the first quarter of 2010. Our gross interest expense increased $12.1 million to $41.9 million. This increase in gross interest was primarily due to increased interest resulting from the issuance of our 4.45% Senior Notes due 2020 issued in August 2010, partially offset by a net reduction in interest expense, resulting from the interest rate swaps on our 2016 Notes entered into in August 2010. Gross interest income increased by $4.1 million to $9.8 million in the first quarter of 2011. The increase was attributable to higher foreign cash balances available for investment and higher investment rates.

Income Taxes: Our effective tax rate for the first quarter of 2011 decreased to 25.5%, as compared to 34.0% for the first quarter of 2010. The decrease in the effective tax rate was caused by the following items (dollars in millions):

	Increase (Decrease)
	Income Before Income Taxes	Income Tax Expense
Repositioning actions	$(131.3)	$(39.5)
Remeasurement gain	123.4	2.8
Accrual for uncertain tax positions	—	9.0

	$(7.9)	$(27.7)

The tax benefit on the repositioning actions was calculated based on the jurisdictions where the charges were incurred and reflects the likelihood that we will be unable to obtain a tax benefit for all charges incurred. The remeasurement gain resulting from the acquisition of the controlling interest in Clemenger created a difference between the book basis and tax basis of our investment. Because the basis difference is not expected to reverse, no deferred taxes were provided and the tax provision recorded represents the incremental U.S. tax on acquired historical unremitted earnings. The $9.0 million accrual resulted from adjustments to U.S. income tax returns currently under examination that have been agreed upon.

Net Income Per Common Share - Omnicom Group Inc.: For the foregoing reasons, net income - Omnicom Group Inc. in the first quarter of 2011 increased $38.5 million, or 23.6%, to $201.9 million, as compared to $163.4 million in the first quarter of 2010. Diluted net income per common share - Omnicom Group Inc. increased 32.7% to $0.69 in the first quarter of 2011, as compared to $0.52 in the prior first quarter of 2010 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding. This reduction was the result of repurchases of our common stock during the fourth quarter of 2010 and through the first quarter of 2011, net of stock option exercises and shares issued under our employee stock purchase plan.

Critical Accounting Policies

For a more complete understanding of all of our accounting policies, our financial statements and the related management’s discussion and analysis of those results, investors are encouraged to consider this information together with our discussion of our critical accounting policies under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K.

New Accounting Standards

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

Our principal discretionary cash requirements include dividend payments to our shareholders, capital expenditures, payments for strategic acquisitions and repurchases of our common stock. Our discretionary spending is funded from operating cash flow, cash on hand and short-term investments. In addition, depending on the level of our discretionary activity, we may use other sources of available funding such as the issuance of commercial paper and borrowing under our credit facility or other long-term borrowings to finance these activities. However, we expect that for the remainder of 2011, we should be able to fund both our discretionary and non-discretionary cash requirements without incurring additional long-term debt.

We have a seasonal cash requirement peaking during the second quarter primarily due to the timing of payments for incentive compensation, income taxes and contingent acquisition obligations. This typically will result in a net borrowing requirement that decreases over the course of the year and at the end of the calendar year we expect to have cash invested. At March 31, 2011, our cash and cash equivalents decreased by $776.5 million from December 31, 2010.

During the first three months of 2011, we used $176.9 million of cash from operations. Our discretionary spending during the period was comprised primarily of: dividend payments of $57.9 million; capital expenditures of $39.1 million; repurchases of our common stock of $333.2 million; and acquisition payments of $211.4 million, including contingent acquisition obligations. Our total discretionary spending for the three months ended March 31, 2011 was $641.6 million compared to $341.3 million for the three months ended March 31, 2010.

For the remainder of 2011, we expect to continue to use our cash flow from operations to pay dividends and make capital expenditures, as well as to fund acquisitions and repurchase our common stock.

Cash Management

We manage our cash and liquidity centrally through our regional treasury centers in North America, Europe and Asia. The regional treasury centers are managed by our wholly-owned finance subsidiaries. Each day, operations with excess funds invest these funds with their regional treasury center. Likewise, operations that require funding borrow funds from their regional treasury center. The treasury centers aggregate the net position which is either invested with or borrowed from third parties. To the extent that our treasury centers require liquidity, they have the ability to access local currency uncommitted lines of credit, our $2.0 billion credit facility or depending on market conditions at the time, issue up to $1.5 billion of U.S. Dollar-denominated commercial paper. This process enables us to more efficiently manage our debt balances and effectively utilize our cash, as well as better manage our risk to foreign exchange changes.

In certain countries where we either do not conduct treasury operations or it is not feasible for one of our treasury centers to fund net borrowing requirements on an intercompany basis, we arrange for uncommitted local credit lines.

Our cash and cash equivalents decreased $776.5 million and our short-term investments decreased $5.7 million from December 31, 2010. Short-term investments principally consist of time deposits with financial institutions that we expect to convert into cash in our current operating cycle, generally within one year.

At March 31, 2011, $148.5 million of our cash and cash equivalents was held in the United States and the remainder was held internationally, primarily in Canada, the United Kingdom and Hong Kong. The majority of our offshore cash is available to us as a source of funds, net of any tax obligations or assessments.

Unrepatriated cumulative earnings of certain foreign subsidiaries are considered to be invested indefinitely outside the United States. In managing our day-to-day liquidity and our long-term capital structure, we do not rely on the unrepatriated earnings as a source of funds. We have not provided U.S. federal and state income taxes on these undistributed foreign earnings. Determination of the amount of this tax liability is based on the rate differential of the U.S. income taxes in excess of the foreign taxes on any remittances of the undistributed earnings and is not practicable because of the complexities associated with its hypothetical calculation. Changes in U.S. tax rules and regulations covering international operations and foreign tax credits may affect our future reported financial results or the way we conduct our business.

Debt Instruments and Related Covenants

We maintain a credit facility with a consortium of banks providing borrowing capacity of up to $2.0 billion. This facility expires on December 9, 2013.  Our credit facility provides support for up to $1.5 billion of commercial paper issuances, as well as back-up liquidity in the event any of our convertible notes are put back to us. Depending on market conditions at the time, we typically fund our daily borrowing needs by issuing commercial paper, borrowing under our short-term uncommitted lines of credit or drawing on our credit facility. In the first quarter of 2011, there were no borrowings under our credit facility.

For the three months ended March 31, 2011, commercial paper activity was (dollars in millions):

Average amount outstanding during the quarter	$328.7
Maximum amount outstanding during the quarter	699.1
Total borrowings during the quarter	4,541.1
Amount outstanding at March 31, 2011	—
Weighted average interest rate	0.36%

At March 31, 2011, we had short-term borrowings of $62.5 million that were comprised of bank overdrafts and lines of credit of our international subsidiaries. These bank overdrafts and lines of credit are treated as unsecured loans pursuant to the bank agreements supporting the facilities.

Our credit facility contains financial covenants that restrict our ability to incur indebtedness as defined in the agreements. These financial covenants limit the ratio of total consolidated indebtedness to total consolidated EBITDA (under our credit agreements, EBITDA is defined as earnings before interest, taxes, depreciation and amortization) to no more than 3.0 times. We are also required to maintain a minimum ratio of consolidated EBITDA to interest expense of at least 5.0 times. At March 31, 2011, we were in compliance with these covenants, as our ratio of debt to EBITDA was 1.9 times and our ratio of EBITDA to interest expense was 11.9 times. In addition, our credit facility does not limit our ability to declare or pay dividends.

At March 31, 2011, outstanding debt and amounts available under our credit facility were (dollars in millions):

	Debt Outstanding	Available Credit

Short-term borrowings (due in less than one year)	$62.5	$—
Commercial paper issued under
$2.0 billion credit facility due December 9, 2013	—	2,000.0
5.90% Senior Notes due April 15, 2016	1,000.0	—
6.25% Senior Notes due July 15, 2019	500.0	—
4.45% Senior Notes due August 15, 2020	1,000.0	—
Convertible notes due July 31, 2032	252.7	—
Convertible notes due June 15, 2033	0.1	—
Convertible notes due July 1, 2038	406.6	—
Other debt	2.0	—
Unamortized discount on Senior Notes	(8.4)	—
Fair value hedge adjustment on Senior Notes due 2016	(36.2)	—

	$3,179.3	$2,000.0

Credit Markets and Availability of Credit

We will continue to take actions available to us to respond to changing economic conditions and actively manage our discretionary expenditures. We will continue to monitor and manage the level of credit made available to our clients. We believe that these actions, in addition to the availability of our $2.0 billion credit facility, are sufficient to fund our near-term working capital needs and our discretionary spending.

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

The next date on which holders of our 2032 Notes can put their notes back to us for cash is August 2011. The next date on which holders of our 2038 Notes can put their notes back to us for cash is June 2013. If our convertible notes are put back to us, based on our current financial condition and expectations, we anticipate having sufficient cash and unused credit commitments to fund any put. Although such borrowings would reduce the amount available under our credit facility to fund our cash requirements, we believe that we have sufficient capacity under these commitments to meet our cash requirements for the normal course of our business operations after any put.

Contractual Obligations and Other Commercial Commitments

Contingent Acquisition Obligations: Certain of our acquisitions are structured with contingent purchase price obligations, often referred to as earn-outs. We utilize contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period. These payments are not contingent upon future employment. At March 31, 2011, the amount of future contingent purchase price payments that we could be required to pay for acquisitions completed prior to January 1, 2009, assuming that the businesses perform over the relevant future periods at their current profit levels, is approximately $119 million. The ultimate amounts payable cannot be predicted with reasonable certainty because they are dependent on future results of operations of the subject businesses and are subject to changes in foreign currency exchange rates. In accordance with U.S. GAAP, for acquisitions completed prior to January 1, 2009, we have not recorded a liability for these items on our balance sheet since the definitive amount is not determinable or distributable. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. Our obligations change from period to period primarily as a result of payments made during the current period, changes in the acquired entities’ performances and changes in foreign currency exchange rates. These differences could be significant. The contingent purchase price obligations as of March 31, 2011, calculated by assuming that the acquired businesses perform over the relevant future periods at their current profit levels, are as follows (dollars in millions):

Remainder 2011	2012	2013	Total

$77	$34	$8	$119

Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008, are recorded as liabilities at fair value in our unaudited condensed consolidated balance sheet and are remeasured at each reporting period and changes in fair value are recorded in our results of operations. These liabilities are not included in the above amounts.

Credit Risk

We provide marketing and corporate communications services to thousands of clients who operate in nearly every industry sector and in the normal course of business, we grant credit to qualified clients. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounts for 3.1% and no other client accounted for more than 2.2% of our revenue for the three months ended March 31, 2011. However, during periods of economic downturn, the credit profiles or our clients could change.

In the normal course of business, we often enter into contractual commitments with media providers and agreements with production companies on behalf of our clients at levels that can substantially exceed our revenue in connection with the services we provide. Many of our agencies purchase media for our clients and act as an agent for a disclosed principal. These commitments are included in accounts payable when the media services are delivered by the media providers. While operating practices vary by country, media type and media vendor, in the United States and certain foreign markets, many of our contracts with media providers specify that if our client defaults on its payment obligation, then we are not liable to the media providers under the legal theory of sequential liability until we have been paid for the media by our client. In other countries, we manage our risk in other ways, including evaluating and monitoring our clients’ creditworthiness and in many cases, requiring credit insurance or payment in advance. Further, in cases where we are committed to a media purchase and it becomes apparent that a client may be unable to pay for the media, options are potentially available to us in the marketplace, in addition to those cited above to mitigate the potential loss, including negotiating with media providers. In addition, our agencies incur production costs on behalf of clients. We usually act as an agent for a disclosed principal in the procurement of these services. We manage the risk of payment default by the client by having the production companies be subject to sequential liability or requiring at least partial payment in advance. However, the agreements entered into, as well as the production costs incurred are unique to each client. We have not experienced a material loss related to media purchases or production costs incurred on behalf of our clients. However, the risk of a material loss could significantly increase in a severe economic downturn.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our 2010 Form 10-K provides a detailed discussion of the market risks affecting our operations. No material change has occurred in our market risks since the disclosure contained in our 2010 Form 10-K. See our discussion regarding current economic conditions in Item 2 -Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Executive Summary and Liquidity and Capital Resources sections.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based on that evaluation, our CEO and CFO concluded that as of March 31, 2011, our disclosure controls and procedures are effective to ensure that decisions can be timely made with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 are appropriate.

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in our Annual Report on Form 10-K filed on February 23, 2011, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2010, dated February 23, 2011.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

The information regarding legal proceedings described in Note 12 to the condensed consolidated financial statements set forth in Part I of this Report is incorporated by reference into this Part II, Item 1.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A in our 2010 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended March 31, 2011 was as follows:

Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 2011	2,002,037	$45.79	—	—
February 2011	2,006,824	$49.72	—	—
March 2011	2,896,193	$48.95	—	—

Total	6,905,054	$48.26	—	—

During the quarter ended March 31, 2011, 6,800,000 shares of our common stock were purchased in the open market for general corporate purposes and 105,054 shares were withheld from employees to satisfy estimated tax obligations related to stock option exercises and vesting of restricted stock under the terms of our 2007 Incentive Award Plan. The value of the common stock that was withheld was based on the closing price of our common stock on the applicable exercise or vesting date.

We made no unregistered sales of our equity securities during the three months ended March 31, 2011.

Item 6.	Exhibits

(a) Exhibits

31.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNICOM GROUP INC.

Dated: April 29, 2011	/s/ Randall J. Weisenburger

Randall J. Weisenburger
Executive Vice President
and Chief Financial Officer
(on behalf of Omnicom Group Inc.
and as Principal Financial Officer)