Form 10-Q
period 2011-06-30
OMNICOM GROUP INC
filed 2011-07-21
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

As of July 15, 2011, 279,473,000 shares of Omnicom Common Stock, $0.15 par value, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	June 30, 2011	December 31, 2010

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$986.3	$2,288.7
Short-term investments, at cost	17.0	11.3
Accounts receivable, net of allowance for doubtful accounts
of $43.1 and $46.7	5,981.0	5,977.2
Work in process	782.4	707.6
Other current assets	1,267.7	1,209.3

Total Current Assets	9,034.4	10,194.1

PROPERTY, PLANT AND EQUIPMENT
at cost, less accumulated depreciation of $1,227.8 and $1,168.3	663.4	653.3
INVESTMENTS IN AFFILIATES	209.6	299.1
GOODWILL	8,502.4	7,809.1
INTANGIBLE ASSETS, net of accumulated amortization of $396.5 and $354.8	442.7	278.2
DEFERRED TAX ASSETS	—	14.2
OTHER ASSETS	304.2	318.1

TOTAL ASSETS	$19,156.7	$19,566.1

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,155.6	$7,726.9
Customer advances	1,233.9	1,187.1
Current portion of debt	1.8	1.4
Short-term borrowings	63.9	50.2
Taxes payable	138.7	176.3
Other current liabilities	1,760.9	1,881.2

Total Current Liabilities	10,354.8	11,023.1

LONG-TERM NOTES PAYABLE	2,488.0	2,465.1
CONVERTIBLE DEBT	659.4	659.5
LONG-TERM LIABILITIES	594.2	576.5
LONG-TERM DEFERRED TAX LIABILITIES	824.4	747.7
COMMITMENTS AND CONTINGENT LIABILITIES (SEE NOTE 12)
TEMPORARY EQUITY - REDEEMABLE NONCONTROLLING INTERESTS	209.1	201.1
EQUITY:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	59.6	59.6
Additional paid-in capital	1,185.9	1,271.9
Retained earnings	7,388.4	7,052.5
Accumulated other comprehensive income (loss)	73.9	(106.4)
Treasury stock, at cost	(5,153.5)	(4,697.1)

Total Shareholders’ Equity	3,554.3	3,580.5
Noncontrolling interests	472.5	312.6

Total Equity	4,026.8	3,893.1

TOTAL LIABILITIES AND EQUITY	$19,156.7	$19,566.1

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

REVENUE	$3,487.4	$3,041.2	$6,638.8	$5,961.2
OPERATING EXPENSES	2,999.3	2,625.8	5,828.5	5,254.8

OPERATING INCOME	488.1	415.4	810.3	706.4
INTEREST EXPENSE	36.9	29.9	78.8	59.7
INTEREST INCOME	9.3	6.2	18.9	11.9

INCOME BEFORE INCOME TAXES AND
INCOME FROM EQUITY METHOD INVESTMENTS	460.5	391.7	750.4	658.6
INCOME TAX EXPENSE	158.1	133.2	231.9	223.9
INCOME FROM EQUITY METHOD INVESTMENTS	4.8	10.3	5.9	15.0

NET INCOME	307.2	268.8	524.4	449.7
LESS: NET INCOME ATTRIBUTED TO
NONCONTROLLING INTERESTS	32.1	25.5	47.4	43.0

NET INCOME - OMNICOM GROUP INC	$275.1	$243.3	$477.0	$406.7

NET INCOME PER COMMON SHARE - OMNICOM GROUP INC.:
Basic	$0.98	$0.80	$1.68	$1.32
Diluted	$0.96	$0.79	$1.65	$1.30

DIVIDENDS DECLARED PER COMMON SHARE	$0.25	$0.20	$0.50	$0.40

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six Months Ended June 30,

	2011	2010

Cash Flows from Operating Activities:
Net income	$524.4	$449.7
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	90.0	90.5
Amortization of intangible assets	43.9	32.7
Income from equity method investments, net of dividends received	1.6	(6.7)
Remeasurement gain, equity interest in acquiree	(123.4)	—
Provision for doubtful accounts	1.7	(0.7)
Share-based compensation	32.9	35.0
Excess tax benefit from share-based compensation	(20.5)	(15.0)
Change in operating capital	(813.2)	(756.1)

Net Cash Used in Operating Activities	(262.6)	(170.6)

Cash Flows from Investing Activities:
Payments to acquire property, plant and equipment	(81.1)	(63.1)
Payments to acquire businesses and interests in affiliates,
net of cash acquired	(261.7)	(76.4)
Payments to acquire investments	(11.4)	(2.6)
Proceeds from sales of investments	12.2	1.6

Net Cash Used in Investing Activities	(342.0)	(140.5)

Cash Flows from Financing Activities:
Proceeds from short-term debt	10.1	22.1
Repayments of convertible debt	(0.1)	(67.7)
Payments of dividends	(129.2)	(108.4)
Payments for repurchase of common stock	(665.6)	(565.5)
Proceeds from stock plans	87.8	94.0
Payments for acquisition of additional noncontrolling interests	(15.7)	(14.7)
Payments of dividends to noncontrolling interest shareholders	(50.1)	(46.2)
Excess tax benefit on share-based compensation	20.5	15.0
Other, net	(11.8)	0.3

Net Cash Used in Financing Activities	(754.1)	(671.1)

Effect of exchange rate changes on cash and cash equivalents	56.3	(71.1)

Net Decrease in Cash and Cash Equivalents	(1,302.4)	(1,053.3)

Cash and Cash Equivalents at the Beginning of the Period	2,288.7	1,587.0

Cash and Cash Equivalents at the End of the Period	$986.3	$533.7

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

In our opinion, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normally recurring accruals, considered necessary for a fair presentation, in all material respects, of the information contained herein. Results of operations for the interim periods are not necessarily indicative of results that may be expected for the year. These unaudited condensed financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”).

2.	New Accounting Standards

On January 1, 2011, we adopted Accounting Standards Update (“ASU”) 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 provides that an entity with reporting units that have carrying amounts that are zero or less than zero is required to assess the likelihood of the reporting units’ goodwill impairment as part of the annual goodwill impairment test. The adoption of ASU 2010-28 did not have a significant impact on our annual impairment test or on our results of operations and financial position.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”) Under ASU 2011-05, an entity will have the option to present comprehensive income on the income statement or as a separate financial statement. ASU 2011-05 is effective January 1, 2012 and requires retrospective adoption. ASU 2011-05 affects financial statement presentation only and has no effect on results of operations or financial position.

3.	Net Income per Common Share

Net income per common share - Omnicom Group Inc. is based on the weighted average number of common shares outstanding during the periods. Diluted net income per common share - Omnicom Group Inc. is based on the weighted average number of common shares outstanding, plus, if dilutive, common share equivalents that include outstanding stock options and restricted shares.

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

The computations of basic and diluted net income per common share - Omnicom Group Inc. for the three and six months ended June 30, 2011 and 2010 were (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Net Income Available for Common Shares:
Net income - Omnicom Group Inc	$275.1	$243.3	$477.0	$406.7
Net income allocated to participating securities	(2.9)	(2.2)	(4.9)	(4.0)

Net Income available for common shares	$272.2	$241.1	$472.1	$402.7

Weighted Average Shares:
Basic	278.7	302.3	281.2	304.3
Dilutive stock options and restricted shares	5.0	4.7	4.9	4.4

Diluted	283.7	307.0	286.1	308.7

Anti-dilutive stock options and restricted shares	0.3	11.5	0.3	11.5

Net Income per Common Share - Omnicom Group Inc.:
Basic	$0.98	$0.80	$1.68	$1.32
Diluted	0.96	0.79	1.65	1.30

4.	Comprehensive Income

Comprehensive income and its components for the three and six months ended June 30, 2011 and 2010 were (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Net income	$307.2	$268.8	$524.4	$449.7

Foreign currency transaction and translation
adjustments, net of income taxes of
$32.4 and $(69.7) for the three months and
$98.3 and $(149.8) for the six months
ended June 30, 2011 and 2010, respectively	63.0	(129.5)	190.7	(278.3)

Defined benefit plans adjustment, net of income
taxes of $0.6 and $0.5 for the three months
and $1.2 and $1.1 for the six months
ended June 30, 2011 and 2010, respectively	0.9	0.7	1.8	1.6

Comprehensive income	371.1	140.0	716.9	173.0

Less: Comprehensive income attributed to
noncontrolling interests	36.8	22.1	59.6	37.2

Comprehensive income - Omnicom Group Inc	$334.3	$117.9	$657.3	$135.8

5.	Debt

Lines of Credit

We maintain a credit facility with a consortium of banks, providing borrowing capacity of up to $2.0 billion. This facility expires on December 9, 2013. We have the ability to classify borrowings under this facility as long-term. Our credit facility provides support for up to $1.5 billion of commercial paper issuances, as well as back-up liquidity in the event that any of our convertible notes are put back to us. At June 30, 2011, we had no commercial paper issuances or borrowings outstanding under this facility.

At June 30, 2011 and December 31, 2010, we had various uncommitted lines of credit aggregating $744.7 million and $610.4 million, respectively.

Our available lines of credit, none of which were used at June 30, 2011 and December 31, 2010 were (dollars in millions):

	2011	2010

Credit facility	$2,000.0	$2,000.0
Uncommitted lines of credit	744.7	610.4

Available and unused lines of credit	$2,744.7	$2,610.4

Short-Term Borrowings

Short-term borrowings of $63.9 million at June 30, 2011 are primarily comprised of bank overdrafts and credit lines of our international subsidiaries. The bank overdrafts and credit lines are treated as unsecured loans pursuant to the bank agreements supporting the facilities.

Long-Term Notes Payable

Long-term notes payable at June 30, 2011 and December 31, 2010 were (dollars in millions):

	2011	2010

5.90% Senior Notes due April 15, 2016	$1,000.0	$1,000.0
6.25% Senior Notes due July 15, 2019	500.0	500.0
4.45% Senior Notes due August 15, 2020	1,000.0	1,000.0
Other notes and loans	2.1	1.5

	2,502.1	2,501.5
Unamortized discount on Senior Notes	(8.1)	(8.7)
Fair value hedge adjustment on Senior Notes due 2016	(4.2)	(26.3)

	2,489.8	2,466.5
Less current portion	1.8	1.4

Long-term notes payable	$2,488.0	$2,465.1

In 2010, we entered into a series of interest rate swap agreements to hedge the risk of changes in fair value of the $1 billion aggregate principal amount of our 5.90% Senior Notes due April 15, 2016 (“2016 Notes”) attributable to changes in the benchmark interest rate. Under the terms of these agreements, we will receive fixed interest rate payments and will make variable interest rate payments on the total principal amount of the 2016 Notes. These agreements effectively convert the 2016 Notes from fixed rate debt to floating rate debt from the inception of the swaps through the maturity of the 2016 Notes. The swaps qualify as a hedge for accounting purposes at inception and at June 30, 2011 and are designated as a fair value hedge on the 2016 Notes. The variable interest rate we pay is based on the one-month and three-month U.S. LIBOR rate, flat. The fixed rate we receive is 1.766%. The swaps mature on April 15, 2016, the same day as the 2016 Notes. The swaps are recorded in our balance sheet at fair value and the change in the fair value of the swaps and the change in the fair value of the 2016 Notes (the hedged item) are recorded in earnings as an adjustment to interest expense. We will continue to evaluate these arrangements for hedge accounting treatment. At June 30, 2011 and December 31, 2010, we recorded a liability of $6.5 million and $24.2 million, respectively, representing the fair value of the swaps, and we recorded a decrease in the carrying value of the 2016 Notes of $4.2 million and $26.3 million, respectively, reflecting the change in fair value of the 2016 Notes from the inception of the fair value hedge. The net change in fair value of the swap and the carrying value of the 2016 Notes and any hedge ineffectiveness was not material to our results of operations.

Convertible Debt

Convertible debt at June 30, 2011 and December 31, 2010 was (dollars in millions):

	2011	2010

Convertible Notes - due February 7, 2031	$—	$0.1
Convertible Notes - due July 31, 2032	252.7	252.7
Convertible Notes - due June 15, 2033	0.1	0.1
Convertible Notes - due July 1, 2038	406.6	406.6

	659.4	659.5
Less current portion	—	—

Convertible debt	$659.4	$659.5

The next date on which holders of our 2032 Notes can put their notes back to us for cash is August 1, 2011. The next date on which holders of our 2038 Notes can put their notes back to us for cash is June 17, 2013.

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

Therefore, given these similarities, we aggregate our operating segments, which are our five agency networks, into one reporting segment.

A summary of our revenue and long-lived assets and goodwill by geographic area as of June 30, 2011 and 2010 is presented below (dollars in millions):

		Americas	EMEA	Asia / Australia

2011
	Revenue - three months ended	$2,011.8	$1,144.2	$331.4
	Revenue - six months ended	3,881.8	2,150.8	606.2
	Long-lived Assets and Goodwill	5,984.5	2,707.5	473.8

2010
	Revenue - three months ended	$1,833.5	$989.1	$218.6
	Revenue - six months ended	3,604.8	1,936.1	420.3
	Long-lived Assets and Goodwill	5,675.0	2,306.3	118.1

The Americas is composed of the United States, Canada and Latin American countries. EMEA is composed of various Euro currency countries, the United Kingdom, the Middle-East and Africa and other European countries that have not adopted the European Union Monetary standard. Asia/Australia is composed of China, India, Japan, Korea, Singapore, Australia and other Asian countries.

7.	Pension and Other Postemployment Benefits

Defined Benefit Pension Plans

The components of net periodic benefit cost for the six months ended June 30, 2011 and 2010 were (dollars in millions):

	2011	2010

Service cost	$2.3	$2.1
Interest cost	2.5	2.6
Expected return on plan assets	(1.2)	(1.3)
Amortization of prior service cost	1.5	1.3
Amortization of actuarial (gains) losses	0.3	0.2
Curtailments and settlements	—	1.3

	$5.4	$6.2

We contributed approximately $1.2 million and $0.7 million to our defined benefit plans for the six months ended June 30, 2011 and 2010, respectively.

Postemployment Arrangements

The components of net periodic benefit cost for the six months ended June 30, 2011 and 2010 were (dollars in millions):

	2011	2010

Service cost	$1.9	$0.9
Interest cost	2.4	1.9
Expected return on plan assets	N/A	N/A
Amortization of prior service cost	1.1	0.3
Amortization of actuarial (gains) losses	0.3	0.5

	$5.7	$3.6

8.	Acquisition of Controlling Interest in Equity Method Investment

Effective February 1, 2011, we acquired a controlling interest in the Clemenger Group, our affiliate in Australia and New Zealand, increasing our equity ownership from 46.7% to 73.7%. In connection with this transaction as required by FASB Accounting Standards Codification Topic 805 - Business Combinations, in the first quarter of 2011 we recorded a non-cash gain of $123.4 million resulting from the remeasurement of the carrying value of our equity interest to the acquisition date fair value. The difference between the fair value of our shares at the acquisition date and the carrying value of our investment held prior to the acquisition resulted in the remeasurement gain.

9.	Repositioning Actions and Supplemental Data

Repositioning Actions

In connection with a continuing review of our businesses focused on enhancing our strategic position, improving our operations and rebalancing our workforce, in the first quarter of 2011, we recorded $131.3 million of charges related to repositioning actions for severance, real estate lease terminations and asset and goodwill write-offs related to disposals and other costs.

A summary of our repositioning actions for the six months ended June 30, 2011 is (dollars in millions):

Severance	$92.8
Real estate lease terminations	15.3
Asset and goodwill write-offs related to disposals and other costs	23.2

$131.3

At June 30, 2011, the liability for severance related to our repositioning actions, net of payments through June 30, 2011 of $66.1 million, was $26.7 million. We expect that substantially all of the remaining balance will be paid prior to the end of 2011. Substantially all payments related to real estate lease terminations were made as of June 30, 2011. The remaining $23.2 million is primarily comprised of non-cash charges.

Salary and Service Costs and Office and General Expenses

The components of operating expenses for the three months and six months ended June 30, 2011 and 2010 were (dollars in millions):

	Three Months Ended June 30		Six Months Ended June 30

	2011	2010	2011	2010

Salary and service costs	$2,472.8	$2,153.4	$4,891.1	$4,315.8
Office and general expenses	526.5	472.4	937.4	939.0

Operating expenses	$2,999.3	$2,625.8	$5,828.5	$5,254.8

The impact of the repositioning actions and the remeasurement gain, which were recorded in the first quarter of 2011 as described in Notes 8 and 9, on operating expenses for the six months ended June 30, 2011 was (dollars in millions):

	Increase (Decrease)

	Respositioning Actions	Remeasurement Gain

Salary and service costs	$92.8
Office and general expenses	38.5	$(123.4)

	$131.3	$(123.4)

Cash Flow

Supplemental cash flow data for the six months ended June 30, 2011 and 2010 were (dollars in millions):

	2011	2010

Decrease in accounts receivable	$299.5	$168.8
Increase in work in progress and other current assets	(115.9)	(255.2)
Decrease in accounts payable	(813.0)	(498.5)
Decrease in customer advances and other current liabilities	(418.1)	(213.0)
Increase in severance liability related to repositioning actions	26.7	—
Change in other assets and liabilities, net	207.6	41.8

Change in operating capital	$(813.2)	$(756.1)

Income taxes paid	$168.5	$179.2
Interest paid	72.9	77.8

10.	Income Taxes

Income tax expense for the six months ended June 30, 2011 reflects a number of items that were recorded in the first quarter of 2011. These items include a $39.5 million tax benefit related to charges incurred in connection with our repositioning actions, a provision of $2.8 million related to the remeasurement gain and a provision of $9.0 million for an accrual for agreed upon adjustments to income tax returns that were under examination in the first quarter of 2011.

The tax benefit on the repositioning actions was calculated based on the jurisdictions where the charges were incurred and reflects the likelihood that we will be unable to obtain a tax benefit for all charges incurred. The remeasurement gain resulting from the acquisition of the controlling interest in Clemenger created a difference between the book basis and tax basis of our investment. Because this basis difference is not expected to reverse, no deferred taxes were provided and the tax provision recorded represents the incremental U.S. tax on acquired historical unremitted earnings. The $9.0 million accrual resulted from adjustments to U.S. income tax returns for calendar years 2005, 2006 and 2007, for which the examinations were effectively settled in the second quarter of 2011.

At June 30, 2011, our unrecognized tax benefits were $163.8 million. Of this amount, approximately $64.7 million would affect our effective tax rate upon resolution of the uncertain tax positions.

11.	Intangible Assets

Intangible assets at June 30, 2011 and December 31, 2010 were (dollars in millions):

	2011			2010

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Intangible assets subject to
impairment tests:
Goodwill	$9,098.4	$596.0	$8,502.4	$8,386.7	$577.6	$7,809.1

Other identifiable intangible
assets subject to amortization:
Purchased and internally
developed software	$262.4	$210.5	$51.9	$260.5	$205.3	$55.2
Customer related and other	576.8	186.0	390.8	372.5	149.5	223.0

	$839.2	$396.5	$442.7	$633.0	$354.8	$278.2

We review the carrying value of goodwill for impairment at least annually at the end of the second quarter or whenever events or circumstances indicate that the carrying value may not be recoverable. Based on the results of our annual review, we concluded that our goodwill was not impaired at June 30, 2011 and 2010, because the fair value of each of our reporting units was substantially in excess of their book values.

Changes in goodwill for the six months ended June 30, 2011 and 2010 were (dollars in millions):

	2011	2010

Balance January 1	$7,809.1	$7,641.2
Acquisitions	538.4	97.7
Dispositions	(6.1)	(0.8)
Foreign currency translation	161.0	(267.2)

Balance June 30	$8,502.4	$7,470.9

There were no goodwill impairment losses recorded in the first six months of 2011 or 2010 and there are no accumulated goodwill impairment losses. Goodwill related to acquisitions completed during 2011 included $115.8 million related to goodwill associated with noncontrolling interests. Reductions in goodwill resulting from our repositioning actions are included in dispositions for the six months ended June 30, 2011.

12.	Commitments and Contingent Liabilities

We are involved from time to time in various legal proceedings in the ordinary course of business. We do not presently expect that these proceedings will have a material adverse effect on our financial position or results of operations.

13.	Fair Value

Financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010 were (dollars in millions):

June 30, 2011	Level 1	Level 2	Level 3	Total

Assets:
Cash and cash equivalents	$986.3			$986.3
Short-term investments	17.0			17.0
Forward foreign exchange contracts		$5.9		5.9
Available-for-sale securities	3.7			3.7

Liabilities:
Interest rate swaps		$6.5		$6.5

At June 30, 2011, forward foreign exchange contracts are included in other current assets, available-for-sale securities are included in other assets and interest rate swaps are included in long-term liabilities in our unaudited condensed consolidated balance sheet.

December 31, 2010	Level 1	Level 2	Level 3	Total

Assets:
Cash and cash equivalents	$2,288.7			$2,288.7
Short-term investments	11.3			11.3
Forward foreign exchange contracts		$7.2		7.2
Available-for-sale securities	3.4			3.4

Liabilities:
Interest rate swaps		$24.2		$24.2

At December 31, 2010, forward foreign exchange contracts are included in other current assets, available-for-sale securities are included in other assets and interest rate swaps are included in long-term liabilities in our consolidated balance sheet.

The carrying amounts and fair values of our financial instruments at June 30, 2011 and December 31, 2010 were (dollars in millions):

	2011		2010

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	$986.3	$986.3	$2,288.7	$2,288.7
Short-term investments	17.0	17.0	11.3	11.3
Forward foreign exchange contracts	5.9	5.9	7.2	7.2
Available-for-sale securities	3.7	3.7	3.4	3.4
Cost method investments	24.4	24.4	24.8	24.8

Liabilities:
Short-term borrowings	$63.9	$63.9	$50.2	$50.2
Interest rate swaps	6.5	6.5	24.2	24.2
Debt	3,149.2	3,381.7	3,126.0	3,328.0

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Short-term investments

Short-term investments primarily consist of time deposits with financial institutions that we expect to convert into cash in our current operating cycle, generally within one year. Short-term investments are carried at cost, which approximates fair value.

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

As one of the world’s leading advertising, marketing and corporate communications companies, we operate in all major markets of the global economy. We have a large and diverse client base. Our largest client represented 3.0% of our revenue for the six months ended June 30, 2011 and no other client accounted for more than 2.2% of our revenue. Our top 100 clients accounted for approximately 50.5% of our revenue for the six months ended June 30, 2011. Our business is spread across a significant number of industry sectors with no one industry comprising more than 15% of our revenue for the six months ended June 30, 2011. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.

In the first six months of 2011, our revenue increased 11.4% compared to the first six months of 2010. The increase reflects an improvement in business conditions in our industry over 2010, strong operating performance by our agencies, as well as positive impact from foreign currency translation. Revenue increased across all our disciplines and geographic areas driven by continuing economic recovery in most of the developed markets we operate in and continued growth in the emerging markets in Asia and Latin America. In the first six months of 2011, we experienced a small loss of revenue related to the events in Japan and the turmoil in the Middle East. For the last twelve months, revenue from Japan and the Middle East represents approximately 1.5% and 1.1% of our revenue, respectively.

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

For the remainder of 2011, barring unforeseen events and excluding foreign exchange impacts, we expect our revenue to increase modestly in excess of average nominal GDP growth for 2011 in the major markets where we do business as a result of increases in client spending and new business activities. We expect to continue to identify acquisition opportunities that will build on the core capabilities of our strategic business platforms, expand our operations in the emerging markets and enhance our capabilities to leverage new technologies.

Effective February 1, 2011, we acquired a controlling interest in the Clemenger Group, our affiliate in Australia and New Zealand increasing our equity ownership from 46.7% to 73.7%. In connection with this transaction, we recorded a non-cash gain of $123.4 million in the first quarter of 2011 resulting from the remeasurement of the carrying value of our equity interest to the acquisition date fair value. We believe that this acquisition will help us to further develop our combined businesses throughout the Asia Pacific region and further enhance our global capabilities.

We have an objective of improving margins to 2007 levels by the end of 2012. In connection with achieving this goal, we continue to review of our businesses focused on enhancing our strategic position, improving our operations and rebalancing our workforce. As part of this process, we are evaluating our agencies to identify non-core and underperforming businesses that need to be repositioned or considered for disposal. Annual revenue for 2010 from dispositions that were completed in 2011 was approximately $130 million. However, on an annual basis, we expect that revenue from the acquisitions completed through June 30, 2011 will more than offset the loss of revenue from dispositions. We are also pursuing numerous operational consolidations to further drive efficiencies in our back office functions. As a result of the actions taken, we incurred charges of $131.3 million in the first quarter of 2011 for severance, real estate lease terminations and asset and goodwill write-offs related to disposals and other costs.

Given our size and breadth, we manage our business by monitoring several financial indicators. The key indicators that we review focus on revenue and operating expenses.

We analyze revenue growth by reviewing the components and mix of the growth, including growth by major geographic location, growth by major marketing discipline, growth from currency fluctuations, growth from acquisitions and growth from our largest clients. In recent years, our revenue has been divided almost evenly between domestic and international operations. For the quarter ended June 30, 2011, our revenue increased 14.7% compared to the quarter ended June 30, 2010, of which 7.2% was organic growth, 5.5% was related to changes in foreign exchange rates and 2.0% was related to acquisitions, net of dispositions. Across our geographic markets revenue increased 7.8 % in the United States, 16.8% in the United Kingdom, 12.4% in our Euro markets and 36.4% in our other markets, primarily Asia and Latin America. The increase in revenue in the second quarter of 2011 compared to the second quarter of 2010 in our four fundamental disciplines was as follows: advertising 18.5%; CRM 15.1%; public relations 7.1%; and specialty communications 2.8%.

For the six months ended June 30, 2011, our revenue increased 11.4% compared to the six months ended June 30, 2010, of which 6.2% was organic growth, 3.5% was related to changes in foreign exchange rates and 1.7% was related to acquisitions, net of dispositions. Across our geographic markets revenue increased 5.8 % in the United States, 14.6% in the United Kingdom, 6.5% in our Euro markets and 32.1% in our other markets, primarily Asia and Latin America. The increase in revenue in the first six months of 2011 compared to the first six months of 2010 in our four fundamental disciplines was as follows: advertising 13.3%; CRM 12.0%; public relations 5.5%; and specialty communications 5.7%.

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

Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased 14.8% in the second quarter of 2011 compared to the second quarter of 2010. Salary and service costs increased 13.3% in the first six months of 2011 compared to the first six months of 2010. This increase includes $92.8 million of severance charges taken in the first quarter of 2011, associated with our repositioning actions. Excluding the impact of the severance costs associated with our repositioning actions, salary and service costs increased by 11.2% in the first six months of 2011.

Office and general expenses are less directly linked to changes in our revenue than salary and service costs. Office and general expenses increased 11.5% in the second quarter of 2011 compared to the second quarter of 2010. Office and general expenses decreased 0.2% in the first six months of 2011 compared to the first six months of 2010, reflecting a decrease of $123.4 million related to the non-cash remeasurement gain recorded in the first quarter or 2011 in connection with the acquisition of the controlling interest in the Clemenger Group partially offset by $38.5 million of charges taken in the first quarter of 2011 related to our repositioning actions. Excluding the impact of the remeasurement gain and the impact of the repositioning actions, office and general expenses increased by 8.9% in the first six months of 2011.

Net income - Omnicom Group Inc. in the second quarter of 2011 increased $31.8 million, or 13.1%, to $275.1 million from $243.3 million in the second quarter of 2010. Net income - Omnicom Group Inc. in the first six months of 2011 increased $70.3 million, or 17.3% to $477.0 million from $406.7 million in the first six months of 2010. The period-over-period increase in net income - Omnicom Group Inc. is due to factors described above. Diluted net income per common share - Omnicom Group Inc. increased 21.5% to $0.96 in the second quarter of 2011, compared to $0.79 in the second quarter of 2010 due to the factors described above, as well as the reduction in our weighted average common shares outstanding. Diluted net income per common share - Omnicom Group Inc. increased 26.9% to $1.65 in the first six months of 2011, compared to $1.30 in the first six months of 2010 due to the factors described above, as well as the reduction in our weighted average common shares outstanding. This reduction was the result of repurchases of our common stock during the fourth quarter of 2010 through the second quarter of 2011, net of stock option exercises and shares issued under our employee stock purchase plan.

Results of Operations: Second Quarter 2011 Compared to Second Quarter 2010

	(Dollars in millions)

	2011	2010

Revenue	$3,487.4	$3,041.2
Operating Expenses:
Salary and service costs	2,472.8	2,153.4
Office and general expenses	526.5	472.4

Total Operating Expenses	2,999.3	2,625.8
Add back: Amortization of intangible assets	23.3	16.4

	2,976.0	2,609.4

Earnings before interest, income taxes and
amortization of intangible assets (“EBITA”)	511.4	431.8
EBITA Margin - %	14.7%	14.2%
Deduct: Amortization of intangible assets	23.3	16.4

Operating Income	488.1	415.4
Operating Margin - %	14.0%	13.7%
Interest Expense	36.9	29.9
Interest Income	9.3	6.2

Income Before Income Taxes and
Income From Equity Method Investments	460.5	391.7
Income Tax Expense	158.1	133.2
Income From Equity Method Investments	4.8	10.3

Net Income	307.2	268.8
Less: Net Income Attributed to Noncontrolling Interests	32.1	25.5

Net Income Omnicom Group Inc	$275.1	$243.3

EBITA, which we define as earnings before interest, income taxes and amortization of intangible assets, and EBITA Margin, which we define as EBITA divided by Revenue, are Non-GAAP measures. We use EBITA and EBITA Margin as additional performance measures which exclude amortization expense of acquired intangible assets. We believe that EBITA and EBITA Margin are useful measures to evaluate the performance of our businesses. Non-GAAP financial measures should not be considered in isolation from or as a substitute for financial information presented in compliance with GAAP. Non-GAAP financial measures reported by us may not be comparable to similarly titled amounts reported by other companies. The table above reconciles EBITA and EBITA Margin to the GAAP financial measure for the periods presented.

Revenue: Revenue for the second quarter of 2011 increased $446.2 million, or 14.7%, to $3,487.4 million from $3,041.2 million in the second quarter of 2010. Organic growth increased revenue by $218.0 million and foreign exchange impacts increased revenue by $167.8 million. Acquisitions, net of dispositions, increased revenue by $60.4 million.

The components of the second quarter of 2011 revenue changes in the United States (“domestic”) and the remainder of the world (“international”) were (dollars in millions):

	Total		Domestic		International

	$	%	$	%	$	%

Quarter ended June 30, 2010	$3,041.2	—	$1,636.9	—	$1,404.3	—
Components of revenue change:
Foreign exchange impact	167.8	5.5%	—	—	167.8	11.9%
Acquisitions, net of dispositions	60.4	2.0%	(4.9)	(0.3)%	65.3	4.7%
Organic growth	218.0	7.2%	132.2	8.1%	85.8	6.1%

Quarter ended June 30, 2011	$3,487.4	14.7%	$1,764.2	7.8%	$1,723.2	22.7%

The components and percentages are calculated as follows:

  The foreign exchange impact is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $3,319.6 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $3,487.4 million less $3,319.6 million for the Total column in the table).
  The acquisition component is calculated by aggregating the applicable prior period revenue of the acquired businesses, less revenue of any business included in the prior period reported revenue that was disposed of subsequent to the period.
  Organic growth is calculated by subtracting both the foreign exchange and acquisition revenue components from total revenue growth.
  The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component (in the case $3,041.2) million for the Total column in the table).

Revenue for the second quarter of 2011 and the percentage changes from 2010 in our primary geographic markets were (dollars in millions):

	Revenue	% Change

United States	$1,764.2	7.8%
Euro Markets	661.8	12.4%
United Kingdom	304.0	16.8%
Other	757.4	36.4%

	$3,487.4	14.7%

For the second quarter of 2011, foreign exchange impacts increased our revenue by 5.5%, or $167.8 million, compared to the second quarter of 2010. The most significant impacts resulted from the weakening of the U.S. Dollar against the Australian Dollar, British Pound and the Euro.

Assuming exchange rates at July 15, 2011 remain unchanged, we expect foreign exchange impacts to increase revenue by approximately 3.0% for the full year.

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

	Three Months Ended June 30,

	2011		2010		2011 vs 2010

	$	% of Revenue	$	% of Revenue	$	% Change

Advertising	$1,618.1	46.4%	$1,365.1	44.9%	$253.0	18.5%
CRM	1,249.9	35.9%	1,085.8	35.7%	164.1	15.1%
Public relations	311.7	8.9%	291.1	9.6%	20.6	7.1%
Specialty communications	307.7	8.8%	299.2	9.8%	8.5	2.8%

	$3,487.4		$3,041.2		$446.2	14.7%

Looking ahead to the remainder of the year, barring unforeseen events and excluding foreign exchange impacts, we expect our revenue to increase modestly in excess of average nominal GDP growth as a result of increases in client spending and new business activities.

Operating Expenses: Operating expenses for the second quarter of 2011 compared to operating expenses for the second quarter of 2010 were (dollars in millions):

	Three Months Ended June 30,

	2011			2010			2011 vs 2010

	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change

Revenue	$3,487.4			$3,041.2			$446.2	14.7%
Operating Expenses:
Salary and service costs	2,472.8	70.9%	82.4%	2,153.4	70.8%	82.0%	319.4	14.8%
Office and general expenses	526.5	15.1%	17.6%	472.4	15.5%	18.0%	54.1	11.5%

Total Operating Expenses	2,999.3	86.0%		2,625.8	86.3%		373.5	14.2%

Operating Income	$488.1	14.0%		$415.4	13.7%		$72.7	17.5%

Salary and service costs are primarily comprised of employee compensation and related costs and direct service costs. Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased 14.8% in the second quarter of 2011 compared to the second quarter of 2010. This increase, consistent with the increase in revenue, reflects increased compensation costs, including freelance labor and incentive compensation, as well as a change in our business mix.

Office and general expenses are primarily comprised of rent and occupancy costs, technology costs, depreciation and amortization and other overhead expenses. Office and general expenses are less directly linked to changes in our revenue than salary and service costs. Office and general expenses increased 11.5% in the second quarter of 2011 compared to the second quarter of 2010. However, office and general expenses, in particular rent expense and depreciation and amortization expense, decreased as a percentage of revenue by 0.4% to 15.1% in the second quarter of 2011 compared to the second quarter of 2010.

As a result of the above changes, operating margins increased to 14.0% in 2011 from 13.7% in 2010 and EBITA margins increased to 14.7% in the second quarter of 2011 from 14.2% in the second quarter of 2010.

Net Interest Expense: Our net interest expense increased to $27.6 million in the second quarter of 2011, compared to $23.7 million in the second quarter of 2010. Our gross interest expense increased $7.0 million to $36.9 million. This increase in gross interest was primarily due to increased interest resulting from the issuance of our 4.45% Senior Notes due 2020 issued in August 2010, partially offset by a net reduction in interest expense, resulting from the interest rate swaps on our 2016 Notes entered into in August 2010. Gross interest income increased $3.1 million to $9.3 million in the second quarter of 2011. This increase was attributable to higher foreign cash balances available for investment and higher investment rates.

Income Taxes: Our effective tax rate for the second quarter of 2011 increased slightly to 34.3%, compared to 34.0% for the second quarter of 2010.

Net Income Per Common Share - Omnicom Group Inc.: For the foregoing reasons, net income - Omnicom Group Inc. in the second quarter of 2011 increased $31.8 million, or 13.1%, to $275.1 million, compared to $243.3 million in the second quarter of 2010. Diluted net income per common share - Omnicom Group Inc. increased 21.5% to $0.96 in the second quarter of 2011, compared to $0.79 in the second quarter of 2010 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding. This reduction was the result of repurchases of our common stock during the fourth quarter of 2010 through the second quarter of 2011, net of stock option exercises and shares issued under our employee stock purchase plan.

Results of Operations: First Six Months of 2011 Compared to First Six Months of 2010

	(Dollars in millions)

	2011	2010

Revenue	$6,638.8	$5,961.2
Operating Expenses:
Salary and service costs	4,891.1	4,315.8
Office and general expenses	937.4	939.0

Total Operating Expenses	5,828.5	5,254.8
Add back: Amortization of intangible assets	43.9	32.7

	5,784.6	5,222.1

Earnings before interest, income taxes and
amortization of intangible assets (“EBITA”)	854.2	739.1
EBITA Margin - %	12.9%	12.4%
Deduct: Amortization of intangible assets	43.9	32.7

Operating Income	810.3	706.4
Operating Margin - %	12.2%	11.8%
Interest Expense	78.8	59.7
Interest Income	18.9	11.9

Income Before Income Taxes and
Income From Equity Method Investments	750.4	658.6
Income Tax Expense	231.9	223.9
Income From Equity Method Investments	5.9	15.0

Net Income	524.4	449.7
Less: Net Income Attributed to Noncontrolling Interests	47.4	43.0

Net Income Omnicom Group Inc	$477.0	$406.7

EBITA, which we define as earnings before interest, income taxes and amortization of intangible assets, and EBITA Margin, which we define as EBITA divided by Revenue, are Non-GAAP measures. We use EBITA and EBITA Margin as additional performance measures which exclude amortization expense of acquired intangible assets. We believe that EBITA and EBITA Margin are useful measures to evaluate the performance of our businesses. Non-GAAP financial measures should not be considered in isolation from or as a substitute for financial information presented in compliance with GAAP. Non-GAAP financial measures reported by us may not be comparable to similarly titled amounts reported by other companies. The table above reconciles EBITA and EBITA Margin to the GAAP financial measure for the periods presented.

Revenue: Revenue for the first six months of 2011 increased $677.6 million, or 11.4%, to $6,638.8 million from $5,961.2 million in the first six months of 2010. Organic growth increased revenue by $370.4 million and foreign exchange impacts increased revenue by $204.9 million. Acquisitions, net of dispositions, increased revenue by $102.3 million.

The components of the first six months of 2011 revenue changes in the United States (“domestic”) and the remainder of the world (“international”) were (dollars in millions):

	Total		Domestic		International

	$	%	$	%	$	%

Six months ended June 30, 2010	$5,961.2	—	$3,229.7	—	$2,731.5	—
Components of revenue change:
Foreign exchange impact	204.9	3.5%	—	—	204.9	7.5%
Acquisitions, net of dispositions	102.3	1.7%	(10.3)	(0.3)%	112.6	4.1%
Organic growth	370.4	6.2%	197.4	6.1%	173.0	6.3%

Six months ended June 30, 2011	$6,638.8	11.4%	$3,416.8	5.8%	$3,222.0	18.0%

The components and percentages are calculated as follows:

  The foreign exchange impact is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $6,433.9 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $6,638.8 million less $6,433.9 million for the Total column in the table).

  The acquisition component is calculated by aggregating the applicable prior period revenue of the acquired businesses, less revenue of any business included in the prior period reported revenue that was disposed of subsequent to the period.

  Organic growth is calculated by subtracting both the foreign exchange and acquisition revenue components from total revenue growth.

  The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component (in the case $5,961.2) million for the Total column in the table).

Revenue for the first six months of 2011 and the percentage changes from 2010 in our primary geographic markets were (dollars in millions):

	Revenue	% Change

United States	$3,416.8	5.8%
Euro Markets	1,239.4	6.5%
United Kingdom	584.0	14.6%
Other	1,398.6	32.1%

	$6,638.8	11.4%

For the first six months of 2011, foreign exchange impacts increased our revenue by 3.5%, or $204.9 million, compared to the first six months of 2010. The most significant impacts resulted from the weakening of the U.S. Dollar against the Australian Dollar, British Pound, and the Euro.

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

	Six Months Ended June 30,

	2011		2010		2011 vs 2010

		% of Revenue		% of Revenue		% Change
	$		$		$

Advertising	$3,032.3	45.7%	$2,676.8	44.9%	$355.5	13.3%
CRM	2,412.2	36.3%	2,153.4	36.1%	258.8	12.0%
Public relations	598.1	9.0%	566.7	9.5%	31.4	5.5%
Specialty communications	596.2	9.0%	564.3	9.5%	31.9	5.7%

	$6,638.8		$5,961.2		$677.6	11.4%

Operating Expenses: Operating expenses for the first six months of 2011 compared to operating expenses for the first six months of 2010 were (dollars in millions):

				Six Months Ended June 30,

	2011			2010			2011 vs 2010

	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change

Revenue	$6,638.8			$5,961.2			$677.6	11.4%
Operating Expenses:
Salary and service costs	4,891.1	73.7%	83.9%	4,315.8	72.4%	82.1%	575.3	13.3%
Office and general expenses	937.4	14.1%	16.1%	939.0	15.8%	17.9%	(1.6)	(0.2)%

Total Operating Expenses	5,828.5	87.8%		5,254.8	88.2%		573.7	10.9%

Operating Income	$810.3	12.2%		$706.4	11.8%		$103.9	14.7%

Repositioning Actions and Remeasurement Gain: In the first quarter of 2011, we recorded $131.3 million of charges related to our repositioning actions. Additionally, we recorded a $123.4 million remeasurement gain related to the acquisition of the controlling interest in the Clemenger Group in the first quarter of 2011. The impact on operating expenses of these transactions for the six months ended June 30, 2011 was (dollars in millions):

	Increase (Decrease)

	Respositioning Actions	Remeasurement Gain

Salary and service costs	$92.8
Office and general expenses	38.5	$(123.4)

	$131.3	$(123.4)

Operating Expenses: Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased 13.3% in the first six months of 2011 compared to the first six months of 2010. This increase reflects increased compensation costs, including freelance labor and incentive compensation, and severance charges associated with our repositioning actions. Severance payments of $66.1 million were made during the first six months of 2011. We expect that substantially all of the remaining balance will be paid prior to the end of 2011. Excluding the $92.8 million of severance charges, salary and service costs were $4,798.3 million in the first six months of 2011, an increase of 11.2%.

Office and general expenses are less directly linked to changes in our revenue than salary and service costs. Office and general expenses decreased 0.2% in the first six months of 2011 compared to the first six months of 2010, reflecting a decrease of $123.4 million related to the non-cash remeasurement gain recorded in connection with the acquisition of the controlling interest in the Clemenger Group in the first quarter of 2011, partially offset by $38.5 million of charges related to our repositioning actions in the first quarter of 2011. Excluding the net decrease of $84.9 million related to the remeasurement gain and the charges for our repositioning actions, office and general expenses were $1,022.3 million in the first six months of 2011, an increase of 8.9%. See Note 9 to our unaudited condensed consolidated financial statements for additional information regarding our repositioning actions.

As a result of the above changes, operating margins increased to 12.2% in 2011 from 11.8% in 2010 and EBITA margins increased to 12.9% in the first six months of 2011 from 12.4% in the first six months of 2010.

Net Interest Expense: Our net interest expense increased to $59.9 million in the first six months of 2011, compared to $47.8 million in the first six months of 2010. Our gross interest expense increased $19.1 million to $78.8 million. This increase in gross interest was primarily due to increased interest resulting from the issuance of our 4.45% Senior Notes due 2020 issued in August 2010, partially offset by a net reduction in interest expense, resulting from the interest rate swaps on our 2016 Notes entered into in August 2010. Gross interest income increased $7.0 million to $18.9 million in the first six months of 2011. This increase was attributable to higher foreign cash balances available for investment and higher investment rates.

Income Taxes: Our effective tax rate for the first six months of 2011 decreased to 30.9%, compared to 34.0% for the first six months of 2010. The decrease in the effective tax rate was caused by the following items recorded in the first quarter of 2011 (dollars in millions):

	Increase (Decrease)

	Income Before Income Taxes	Income Tax Expense

Repositioning actions	$(131.3)	$(39.5)
Remeasurement gain	123.4	2.8
Accrual for uncertain tax positions	—	9.0

	$(7.9)	$(27.7)

The tax benefit on the repositioning actions was calculated based on the jurisdictions where the charges were incurred and reflects the likelihood that we will be unable to obtain a tax benefit for all charges incurred. The remeasurement gain resulting from the acquisition of the controlling interest in Clemenger created a difference between the book basis and tax basis of our investment. Because this basis difference is not expected to reverse, no deferred taxes were provided and the tax provision recorded represents the incremental U.S. tax on acquired historical unremitted earnings. The $9 million accrual resulted from adjustments to U.S. income tax returns for calendar years 2005, 2006 and 2007, that were agreed upon and recorded in the first quarter of 2011. The examination of these returns was effectively settled in the second quarter of 2011.

Net Income Per Common Share - Omnicom Group Inc.: For the foregoing reasons, net income - Omnicom Group Inc. in the first six months of 2011 increased $70.3 million, or 17.3%, to $477.0 million, compared to $406.7 million in the first six months of 2010. Diluted net income per common share - Omnicom Group Inc. increased 26.9% to $1.65 in the first six months of 2011, compared to $1.30 in the first six months of 2010 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding. This reduction was the result of repurchases of our common stock during the fourth quarter of 2010 through the first six months of 2011, net of stock option exercises and shares issued under our employee stock purchase plan.

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

We evaluate goodwill for impairment at least annually at the end of the second quarter of the year. We identified our regional reporting units as components of our operating segments, which are our five agency networks. The regional reporting units of each agency network are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our client-centric strategy for delivering services to clients in their regions. We have concluded that for each of our operating segments, their regional reporting units have similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in the ASC. Consistent with our fundamental business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics, as the main economic components of each agency are employee compensation and related costs and direct service costs associated with providing professional services and office and general costs, which include rent and occupancy costs, technology costs that are generally limited to purchased computers, servers and off-the-shelf software and other overhead expenses. Finally, the expected benefits of our acquisitions are typically shared across multiple agencies and regions as they work together to integrate the acquired agency into our client service strategy.

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

In applying the income approach, we use estimates to derive the expected discounted cash flows (“DCF”) for each reporting unit that serves as the basis of our valuation. These estimates and assumptions include revenue growth and operating margin, EBITDA, tax rates, capital expenditures, weighted average cost of capital and related discount rates and expected long-term cash flow growth rates. All of these estimates and assumptions are affected by conditions specific to our businesses, economic conditions related to the industry in which we operate, as well as conditions in the global economy. The assumptions that have the most significant effect on our valuations derived using a DCF methodology are: (1) the expected long-term growth rate of our reporting units’ cash flows and (2) the weighted average cost of capital (“WACC”).

The range of assumptions used for the long-term growth rate and WACC in our evaluation as of June 30, 2011 and 2010 were:

	June 30,

	2011	2010

Long-Term Growth Rate	4.0%	4.0%
WACC	10.5% - 11.2%	10.3% - 10.9%

Long-term growth rates represent our estimate of a conservative long-term growth rate for the industry in which we operate and the global economy. The average historical revenue growth rate of our reporting units for the past ten years was approximately 7.6% and the average GDP growth of the countries comprising our major markets that account for substantially all of our revenue (“Average Nominal GDP”) was 4.0% over the same period. We considered this history when determining the long-term growth rates to be used in our annual impairment test at June 30, 2011. We believe marketing expenditures over the long term have a high correlation to GDP. We also believe, based on our historical performance, that our long-term growth rate will exceed Average Nominal GDP growth. For our annual test as of June 30, 2011, we used an estimated long-term growth rate of 4.0% for all of our reporting units.

When performing our annual impairment test as of June 30, 2011 and estimating the future cash flows of all of our reporting units, we also considered the changes in the economic outlook in mid-year 2011. We experienced an increase in our revenue in the first half of 2011 of 6.2%, which excludes growth from acquisitions and foreign exchange movements. We estimated growth rates for the subsequent six years that reflect a reduction from current business conditions.

The risk-adjusted discount rate used in our DCF analysis represents the estimated WACC for each of our reporting units. The WACC is comprised of (1) a risk-free rate of return, (2) a business risk index ascribed to us and to companies in our industry comparable to our reporting units based on a market derived variable that measures the volatility of the share price of equity securities relative to the volatility of the overall equity market, (3) the equity risk premium that is based on the rate of return on equity of publicly traded companies with business characteristics comparable to our reporting units, and (4) the current after-tax market rate of return on debt of companies with business characteristics similar to our reporting units, each weighted by the relative market value percentages of our equity and debt. The slight increase in the WACC used at June 30, 2011 compared to June 30, 2010 was primarily the result of an increase in the long-term U.S. Treasury bond, the risk-free rate of return used.

Sensitivity Analysis and Conclusion - Goodwill Impairment Review: Consistent with our fundamental business strategy, the agencies within our reporting units serve similar clients in similar industries and in many cases the same clients. In addition, the agencies within our reporting units have similar economic characteristics, as the main economic components of each agency are employee compensation and related costs and direct service costs associated with providing professional services, and office and general costs, which include rent and occupancy costs, technology costs and other overhead expenses.

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

The decline in the fair value of our reporting units that would need to occur in order to fail step one of our goodwill impairment test (the “Threshold”) is as follows (dollars in millions):

	June 30, 2011		June 30, 2010

Reporting Units	Goodwill	Threshold	Goodwill	Threshold

1 and 2	$2,355.2	>65%	$1,792.6	>60%
3 and 4	$2,224.4	>85%	$2,112.6	>70%
5	$3,922.8	>65%	$3,565.7	>55%

Based on the analysis described above, we concluded that our goodwill was not impaired as of June 30, 2011, because the fair values of each of our reporting units were substantially in excess of their respective net book values. Notwithstanding our belief that the assumptions we used in our impairment testing for our WACC and long-term growth rate are reasonable, we performed a sensitivity analysis for each of our reporting units. The results of this sensitivity analysis for our annual impairment test as of June 30, 2011 revealed that if our WACC was increased by 1% and/or our long-term growth rate was decreased by 1%, the fair value of each of our reporting units would continue to be substantially in excess of their respective net book values and pass step one of the impairment test.

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

We have a seasonal cash requirement peaking during the second quarter primarily due to the timing of payments for incentive compensation, income taxes and contingent acquisition obligations. This typically will result in a net borrowing requirement that decreases over the course of the year and at the end of the calendar year we expect to have cash invested. At June 30, 2011, our cash and cash equivalents decreased by $1,302.4 million from December 31, 2010.

During the first six months of 2011, we used $262.6 million of cash from operations. Our discretionary spending during the period was comprised primarily of: dividend payments of $129.2 million; capital expenditures of $81.1 million; repurchases of our common stock of $665.6 million; and acquisition payments of $261.7 million, including contingent acquisition obligations. Our total discretionary spending for the six months ended June 30, 2011 was $1,137.6 million compared to $813.4 million for the six months ended June 30, 2010.

For the remainder of 2011, we expect to continue to use our cash flow from operations to pay dividends and make capital expenditures, as well as to fund acquisitions and repurchase our common stock.

Cash Management

We manage our cash and liquidity centrally through our regional treasury centers in North America, Europe and Asia. The regional treasury centers are managed by our wholly-owned finance subsidiaries. Each day, operations with excess funds invest these funds with their regional treasury center. Likewise, operations that require funding borrow funds from their regional treasury center. The treasury centers aggregate the net position which is either invested with or borrowed from third parties. To the extent that our treasury centers require liquidity, they have the ability to access local currency uncommitted lines of credit, our $2.0 billion credit facility or depending on market conditions at the time, issue up to $1.5 billion of U.S. Dollar-denominated commercial paper. This process enables us to manage our debt balances more efficiently and utilize our cash more effectively, as well as better manage our risk to foreign exchange changes.

In certain countries where we either do not conduct treasury operations or it is not feasible for one of our treasury centers to fund net borrowing requirements on an intercompany basis, we arrange for uncommitted local credit lines.

Our cash and cash equivalents decreased $1,302.4 million and our short-term investments increased $5.7 million from December 31, 2010. Short-term investments principally consist of time deposits with financial institutions that we expect to convert into cash in our current operating cycle, generally within one year.

At June 30, 2011, $96.1 million of our cash and cash equivalents was held in the United States and the remainder was held internationally, primarily in Canada, the United Kingdom and Hong Kong. The majority of our offshore cash is available to us as a source of funds, net of any tax obligations or assessments.

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

Debt Instruments and Related Covenants

We maintain a credit facility with a consortium of banks providing borrowing capacity of up to $2.0 billion. This facility expires on December 9, 2013. Our credit facility provides support for up to $1.5 billion of commercial paper issuances, as well as back-up liquidity in the event any of our convertible notes are put back to us. Depending on market conditions at the time, we typically fund our daily borrowing needs by issuing commercial paper, borrowing under our short-term uncommitted lines of credit or drawing on our credit facility. For the first six months of 2011, there were no borrowings under our credit facility.

At June 30, 2011 there were no commercial paper borrowings outstanding. For the quarter ended June 30, 2011, commercial paper activity was (dollars in millions):

Average amount outstanding during the quarter	$ 857.3
Maximum amount outstanding during the quarter	1,132.9
Total borrowings during the quarter	7,827.5
Weighted average interest rate	0.35%

At June 30, 2011, we had short-term borrowings of $63.9 million that were comprised of bank overdrafts and lines of credit of our international subsidiaries. These bank overdrafts and lines of credit are treated as unsecured loans pursuant to the bank agreements supporting the facilities.

Our credit facility contains financial covenants that restrict our ability to incur indebtedness as defined in the agreements. These financial covenants limit the ratio of total consolidated indebtedness to total consolidated EBITDA (under our credit agreements, EBITDA is defined as earnings before interest, taxes, depreciation and amortization) to no more than 3.0 times. We are also required to maintain a minimum ratio of consolidated EBITDA to interest expense of at least 5.0 times. At June 30, 2011, we were in compliance with these covenants, as our ratio of debt to EBITDA was 1.8 times and our ratio of EBITDA to interest expense was 11.9 times. In addition, our credit facility does not limit our ability to declare or pay dividends.

At June 30, 2011, outstanding debt and amounts available under our credit facility were (dollars in millions):

	Debt Outstanding	Available Credit

Short-term borrowings (due in less than one year)	$63.9	$—
Commercial paper issued under
$2.0 billion credit facility due December 9, 2013	—	2,000.0
5.90% Senior Notes due April 15, 2016	1,000.0	—
6.25% Senior Notes due July 15, 2019	500.0	—
4.45% Senior Notes due August 15, 2020	1,000.0	—
Convertible notes due July 31, 2032	252.7	—
Convertible notes due June 15, 2033	0.1	—
Convertible notes due July 1, 2038	406.6	—
Other debt	2.1	—
Unamortized discount on Senior Notes	(8.1)	—
Fair value hedge adjustment on Senior Notes due 2016	(4.2)	—

	$3,213.1	$2,000.0

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

In funding our day-to-day liquidity, we have historically been a participant in the commercial paper market. We expect to continue funding our day-to-day liquidity needs through the commercial paper market. However, prior disruptions in the credit markets led to periods of illiquidity in the commercial paper market and higher credit spreads. During these periods of disruption, to mitigate these conditions and to fund our day-to-day liquidity, we used our uncommitted lines of credit and borrowed under our credit facility. We will continue to closely monitor our liquidity and the credit markets. We cannot predict with any certainty the impact on us of any future disruptions in the credit markets.

The next date on which holders of our 2032 Notes can put their notes back to us for cash is August 1, 2011. The next date on which holders of our 2038 Notes can put their notes back to us for cash is June 17, 2013. If our convertible notes are put back to us, based on our current financial condition and expectations, we anticipate having sufficient cash and unused credit commitments to fund any put. Although such borrowings would reduce the amount available under our credit facility to fund our cash requirements, we believe that we have sufficient capacity under these commitments to meet our cash requirements for the normal course of our business operations after any put.

Contractual Obligations and Other Commercial Commitments

Contingent Acquisition Obligations: Certain of our acquisitions are structured with contingent purchase price obligations, often referred to as earn-outs. We utilize contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period. These payments are not contingent upon future employment. At June 30, 2011, the amount of future contingent purchase price payments that we could be required to pay for acquisitions completed prior to January 1, 2009, assuming that the businesses perform over the relevant future periods at their current profit levels, is approximately $71 million. The ultimate amounts payable cannot be predicted with reasonable certainty because they are dependent on future results of operations of the subject businesses and are subject to changes in foreign currency exchange rates. In accordance with U.S. GAAP, for acquisitions completed prior to January 1, 2009, we have not recorded a liability for these items on our balance sheet since the definitive amount is not determinable or distributable. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. Our obligations change from period to period primarily as a result of payments made during the current period, changes in the acquired entities’ performances and changes in foreign currency exchange rates. These differences could be significant. The contingent purchase price obligations as of June 30, 2011, calculated by assuming that the acquired businesses perform over the relevant future periods at their current profit levels, are as follows (dollars in millions):

Remainder 2011	2012	2013	Total

$28	$35	$8	$71

Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008, are recorded as a liability at fair value in our unaudited condensed consolidated balance sheet. This liability is remeasured at each reporting period and changes in fair value are recorded in our results of operations. At June 30, 2011, this liability totaled approximately $161 million and is not included in the above amounts.

Credit Risk

We provide marketing and corporate communications services to thousands of clients who operate in nearly every industry sector and in the normal course of business, we grant credit to qualified clients. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounts for 3.0% and no other client accounted for more than 2.2% of our revenue for the six months ended June 30, 2011. However, during periods of economic downturn, the credit profiles of our clients could change.

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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2011, our disclosure controls and procedures are effective to ensure that decisions can be timely made with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are appropriate.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A in our 2010 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common stock repurchases during the three months ended June 30, 2011 were:

Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 2011	2,287,646	$48.67	—	—

May 2011	2,970,763	48.85	—	—

June 2011	1,654,253	45.74	—	—

Total	6,912,662	$48.05	—	—

During the three months ended June 30, 2011, 6,632,000 shares of our common stock were purchased in the open market for general corporate purposes and 280,662 shares were withheld from employees to satisfy estimated tax obligations related to stock option exercises and vesting of restricted stock under the terms of our 2007 Incentive Award Plan. The value of the common stock that was withheld was based on the closing price of our common stock on the applicable exercise or vesting date.

We made no unregistered sales of our equity securities during the three months ended June 30, 2011.

Item 6. Exhibits

(a) Exhibits

3.1	Certificate of Incorporation of Omnicom Group Inc., as amended and restated on May 24, 2011 (Exhibit 3.1 to our Current Report on Form 8-K (File No. 1-10551) dated May 26, 2011 and incorporated herein by reference).

3.2	By-laws of Omnicom Group Inc., as amended and restated on May 24, 2011 (Exhibit 3.2 to our Current Report on Form 8-K (File No. 1-10551) dated May 26, 2011 and incorporated herein by reference).

10.1	Form of Grant Notice and Performance Restricted Stock Unit Agreement.

31.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNICOM GROUP INC.

Dated: July 21, 2011	/s/ Randall J. Weisenburger

Randall J. Weisenburger
Executive Vice President
and Chief Financial Officer
(on behalf of Omnicom Group Inc.
and as Principal Financial Officer)