Form 10-Q
period 2011-09-30
OMNICOM GROUP INC
filed 2011-10-20
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
_____________________________
Commission File Number: 1-10551
______________________________

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

Yes	☑	No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	☑	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☑	Accelerated filer

Non-accelerated filer		Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	☑

As of October 10, 2011, there were 275,874,000 shares of Omnicom Group Inc. Common Stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	September 30, 2011	December 31, 2010

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$900.6	$2,288.7
Short-term investments, at cost	11.4	11.3
Accounts receivable, net of allowance for doubtful accounts
of $41.1 and $46.7	5,971.4	5,977.2
Work in process	799.1	707.6
Other current assets	1,292.2	1,209.3

Total Current Assets	8,974.7	10,194.1

Property, Plant and Equipment
at cost, less accumulated depreciation of $1,201.3 and $1,168.3	632.1	653.3
Investments In Affiliates	199.0	299.1
Goodwill	8,397.5	7,809.1
Intangible Assets, net of accumulated amortization of $400.3 and $354.8	436.0	278.2
Deferred Tax Assets	—	14.2
Other Assets	296.7	318.1

TOTAL ASSETS	$18,936.0	$19,566.1

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$6,948.1	$7,726.9
Customer advances	1,224.4	1,187.1
Current portion of debt	1.0	1.4
Short-term borrowings	16.4	50.2
Taxes payable	159.7	176.3
Other current liabilities	1,851.3	1,881.2

Total Current Liabilities	10,200.9	11,023.1

Long-Term Notes Payable	2,524.8	2,465.1
Convertible Debt	659.4	659.5
Long-Term Liabilities	611.3	576.5
Long-Term Deferred Tax liabilities	833.3	747.7
Commitments and Contingent Liabilities (See Note 12)
Temporary Equity - Redeemable Noncontrolling Interests	193.6	201.1
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	59.6	59.6
Additional paid-in capital	1,201.4	1,271.9
Retained earnings	7,522.0	7,052.5
Accumulated other comprehensive income (loss)	(164.6)	(106.4)
Treasury stock, at cost	(5,171.6)	(4,697.1)

Total Shareholders’ Equity	3,446.8	3,580.5
Noncontrolling interests	465.9	312.6

Total Equity	3,912.7	3,893.1

TOTAL LIABILITIES AND EQUITY	$18,936.0	$19,566.1

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Revenue	$3,380.9	$2,994.6	$10,019.6	$8,955.7
Operating Expenses	3,007.5	2,680.5	8,835.9	7,935.1

Operating Income	373.4	314.1	1,183.7	1,020.6
Interest Expense	39.8	36.1	118.6	95.9
Interest Income	7.9	6.3	26.8	18.2

Income Before Income Taxes and
Income From Equity Method Investments	341.5	284.3	1,091.9	942.9
Income Tax Expense	117.1	96.9	349.0	320.8
Income From Equity Method Investments	4.5	8.2	10.3	23.1

Net Income	228.9	195.6	753.2	645.2
Less: Net Income Attributed To
Noncontrolling Interests	25.2	21.0	72.5	64.0

Net Income - Omnicom Group Inc.	$203.7	$174.6	$680.7	$581.2

Net Income Per Share - Omnicom Group Inc.:
Basic	$0.73	$0.58	$2.41	$1.90
Diluted	$0.72	$0.57	$2.37	$1.88

Dividends Declared Per Common Share	$0.25	$0.20	$0.75	$0.60
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine Months Ended September 30,

	2011	2010

Cash Flows from Operating Activities:
Net income	$753.2	$645.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	135.9	134.9
Amortization of intangible assets	67.7	50.7
Amortization of deferred gain from termination of interest rate swaps	(0.9)	—
Remeasurement gain, equity interest in Clemenger Group	(123.4)	—
Share-based compensation	52.7	51.9
Excess tax benefit from share-based compensation	(27.4)	(16.4)
Other, net	7.8	(23.5)
Proceeds from termination of interest rate swaps	38.8	—
Change in operating capital	(903.9)	(799.3)

Net Cash Provided By Operating Activities	0.5	43.5

Cash Flows from Investing Activities:
Payments to acquire property, plant and equipment	(114.2)	(98.1)
Payments to acquire businesses and interests in affiliates, net of cash acquired	(314.8)	(115.4)
Payments to acquire investments	(11.6)	(2.5)
Proceeds from sales of investments	27.9	6.8

Net Cash Used In Investing Activities	(412.7)	(209.2)

Cash Flows from Financing Activities:
Repayments of short-term debt	(35.7)	—
Proceeds from short-term debt	—	33.1
Proceeds from borrowings	—	990.4
Repayments of convertible debt	(0.1)	(66.5)
Payments of dividends	(199.0)	(169.2)
Payments for repurchase of common stock	(717.9)	(567.0)
Proceeds from stock plans	104.7	105.2
Payments for acquisition of additional noncontrolling interests	(28.0)	(26.5)
Payments of dividends to noncontrolling interest shareholders	(69.8)	(64.6)
Excess tax benefit on share-based compensation	27.4	16.4
Other, net	(26.3)	6.0

Net Cash (Used In) Provided By Financing Activities	(944.7)	257.3

Effect of exchange rate changes on cash and cash equivalents	(31.2)	10.7

Net (Decrease) Increase in Cash and Cash Equivalents	(1,388.1)	102.3

Cash and Cash Equivalents at the Beginning of the Period	2,288.7	1,587.0

Cash and Cash Equivalents at the End of the Period	$900.6	$1,689.3

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
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). Under ASU 2011-05, an entity will have the option to present comprehensive income on the income statement or as a separate financial statement. ASU 2011-05 is effective January 1, 2012 and requires retrospective adoption. ASU 2011-05 affects financial statement presentation only and has no effect on results of operations or financial position.
In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment ("ASU 2011-08") that gives an entity the option of performing a qualitative assessment to determine whether it is necessary to perform step 1 of the annual goodwill impairment test. An entity is required to perform step 1 only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit in any period and proceed directly to step 1 of the impairment test. ASU 2011-08 is effective January 1, 2012 and we do not believe that the adoption of ASU 2011-08 will have a significant effect on our results of operations or financial position.

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

The computations of basic and diluted net income per common share - Omnicom Group Inc. for the three and nine months ended September 30, 2011 and 2010 were (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Net Income Available for Common Shares:
Net income - Omnicom Group Inc.	$203.7	$174.6	$680.7	$581.2
Net income allocated to participating securities	(2.3)	(1.7)	(7.3)	(5.6)

Net income available for common shares	$201.4	$172.9	$673.4	$575.6

Weighted Average Shares:
Basic	277.1	299.3	279.8	302.7
Dilutive stock options and restricted shares	4.3	4.2	4.5	4.2

Diluted	281.4	303.5	284.3	306.9

Anti-dilutive stock options and restricted shares	2.1	9.1	1.6	9.0

Net Income per Common Share - Omnicom Group Inc.:
Basic	$0.73	$0.58	$2.41	$1.90
Diluted	0.72	0.57	2.37	1.88

4.	Comprehensive Income (Loss)
Comprehensive income (loss) and its components for the three and nine months ended September 30, 2011 and 2010 were (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Net income	$228.9	$195.6	$753.2	$645.2
Foreign currency transaction and translation adjustments, net of income taxes of $(136.7) and $126.2 for the three months and $(38.5) and $(23.7) for the nine months ended September 30, 2011 and 2010, respectively	(265.1)	235.0	(74.4)	(43.3)

Defined benefit plans adjustment, net of income taxes of $0.6 and $0.5 for the three months and $1.8 and $1.6 for the nine months ended September 30, 2011 and 2010, respectively	0.9	0.7	2.7	2.3

Comprehensive income (loss)	(35.3)	431.3	681.5	604.2

Less: Comprehensive income (loss) attributed to noncontrolling interests	(0.5)	36.0	59.1	73.2

Comprehensive income (loss) - Omnicom Group Inc.	$(34.8)	$395.3	$622.4	$531.0

5.	Debt
Lines of Credit
At September 30, 2011, we maintained a credit facility with a consortium of banks, providing borrowing capacity of up to $2.0 billion. This facility expires on December 9, 2013. We have the ability to classify borrowings under this facility as long-term. The credit facility provides support for up to $1.5 billion of commercial paper issuances, as well as back-up liquidity in the event that any of our convertible notes are put back to us. At September 30, 2011, there were no commercial paper issuances or borrowings outstanding under the facility.
At September 30, 2011 and December 31, 2010, we had various uncommitted lines of credit aggregating $1,031.5 million and $610.4 million, respectively.
Our available and unused lines of credit at September 30, 2011 and December 31, 2010 were (dollars in millions):

	2011	2010

Credit facility	$2,000.0	$2,000.0
Uncommitted lines of credit	1,031.5	610.4

Available and unused lines of credit	$3,031.5	$2,610.4

On October 12, 2011, we amended our credit facility to increase the borrowing capacity to $2.5 billion and to extend the term to October 12, 2016. There were no changes to the financial covenants in the credit facility.
Short-Term Borrowings
Short-term borrowings of $16.4 million at September 30, 2011 are primarily comprised of bank overdrafts and credit lines of our international subsidiaries. The bank overdrafts and credit lines are treated as unsecured loans pursuant to the bank agreements supporting the facilities.
Long-Term Notes Payable
Long-term notes payable at September 30, 2011 and December 31, 2010 were (dollars in millions):

	2011	2010

5.90% Senior Notes due April 15, 2016	$1,000.0	$1,000.0
6.25% Senior Notes due July 15, 2019	500.0	500.0
4.45% Senior Notes due August 15, 2020	1,000.0	1,000.0
Other notes and loans	1.4	1.5

	2,501.4	2,501.5
Unamortized discount on Senior Notes	(7.9)	(8.7)
Deferred gain from termination of interest rate swaps on Senior Notes due 2016	32.3	—
Fair value hedge adjustment on Senior Notes due 2016	—	(26.3)

	2,525.8	2,466.5
Less current portion	1.0	1.4

Long-term notes payable	$2,524.8	$2,465.1

In August 2010, we entered into a series of interest rate swap agreements to hedge the risk of changes in fair value of the $1.0 billion aggregate principal amount of our 5.90% Senior Notes due April 15, 2016 (“2016 Notes”) attributable to changes in the benchmark interest rate. Under the terms of the swaps, we received fixed interest rate payments and paid a variable interest rate on the total principal amount of the 2016 Notes. The swaps effectively converted the 2016 Notes from fixed rate debt to floating rate debt. The swaps qualified as a hedge for accounting purposes and were designated as a fair value hedge on the 2016 Notes. The swaps were recorded in our balance sheet at fair value and the change in the fair value of the swaps and the change in the fair value of the 2016 Notes (the hedged item) were recorded in earnings as an adjustment to interest expense.
On August 18, 2011, we terminated and settled the swaps and received a payment of $38.8 million that included accrued interest from the counterparties. On termination of the swaps, we discontinued hedge accounting and recorded a deferred gain of $33.2 million as an increase in the carrying value of 2016 Notes. The deferred gain is being amortized through the maturity of the 2016 Notes as a reduction of interest expense.
At December 31, 2010, we recorded a liability of $24.2 million, representing the fair value of the swaps, and we recorded a decrease in the carrying value of the 2016 Notes of $26.3 million, reflecting the change in fair value of the 2016 Notes from the inception of the fair value hedge.
Convertible Debt
Convertible debt at September 30, 2011 and December 31, 2010 was (dollars in millions):

	2011	2010

Convertible Notes - due February 7, 2031	$—	$0.1
Convertible Notes - due July 31, 2032	252.7	252.7
Convertible Notes - due June 15, 2033	0.1	0.1
Convertible Notes - due July 1, 2038	406.6	406.6

	659.4	659.5
Less current portion	—	—

Convertible debt	$659.4	$659.5

The next date on which holders of our 2032 Notes can put their notes back to us for cash is July 31, 2012. The next date on which holders of our 2038 Notes can put their notes back to us for cash is June 17, 2013.

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
Therefore, given these similarities, we aggregate our operating segments, which are our five agency networks, into one reporting segment.

Revenue and long-lived assets and goodwill by geographic area as of and for the periods ended September 30, 2011 and 2010 are (dollars in millions):

		Americas	EMEA	Asia / Australia

2011
	Revenue - three months ended	$1,934.1	$1,092.8	$354.0
	Revenue - nine months ended	5,815.9	3,243.6	960.1
	Long-lived assets and goodwill	5,953.4	2,625.5	450.7
2010
	Revenue - three months ended	$1,801.1	$958.5	$235.0
	Revenue - nine months ended	5,405.9	2,894.6	655.2
	Long-lived assets and goodwill	5,705.8	2,533.4	124.8
The Americas is composed of the United States, Canada and Latin American countries. EMEA is composed of various Euro currency countries, the United Kingdom, the Middle-East and Africa and other European countries that have not adopted the European Union Monetary standard. Asia/Australia is composed of China, India, Japan, Korea, Singapore, Australia and other Asian countries.

7.	Pension and Other Postemployment Benefits
Defined Benefit Pension Plans
The components of net periodic benefit cost for the nine months ended September 30, 2011 and 2010 were (dollars in millions):

	2011	2010

Service cost	$4.1	$2.8
Interest cost	3.8	3.8
Expected return on plan assets	(1.8)	(1.8)
Amortization of prior service cost	2.4	2.0
Amortization of actuarial (gains) losses	0.4	0.2
Curtailments and settlements	—	1.3

	$8.9	$8.3

We contributed approximately $4.9 million and $4.1 million to our defined benefit pension plans for the nine months ended September 30, 2011 and 2010, respectively.

Postemployment Arrangements
The components of net periodic benefit cost for the nine months ended September 30, 2011 and 2010 were (dollars in millions):

	2011	2010

Service cost	$2.9	$1.4
Interest cost	3.5	2.9
Expected return on plan assets	N/A	N/A
Amortization of prior service cost	1.6	0.5
Amortization of actuarial (gains) losses	0.5	0.7

	$8.5	$5.5

8.	Acquisition of Controlling Interest in Equity Method Investment
Effective February 1, 2011, we acquired a controlling interest in the Clemenger Group, our affiliate in Australia and New Zealand, increasing our equity ownership from 46.7% to 73.7%. In connection with this transaction as required by FASB Accounting Standards Codification Topic 805 - Business Combinations, in the first quarter of 2011, we recorded a non-cash gain of $123.4 million resulting from the remeasurement of the carrying value of our equity interest to the acquisition date fair value. The difference between the fair value of our shares at the acquisition date and the carrying value of our investment held prior to the acquisition resulted in the remeasurement gain.

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
A summary of our repositioning actions for the nine months ended September 30, 2011 is (dollars in millions):

Severance	$92.8
Real estate lease terminations	15.3
Asset and goodwill write-offs related to disposals and other costs	23.2

$131.3

At September 30, 2011, the liability for severance related to our repositioning actions, net of payments through September 30, 2011 of $83.3 million, was $9.5 million. Substantially all payments related to real estate lease terminations were made as of September 30, 2011. The remaining $23.2 million of charges recorded is primarily comprised of non-cash items.

Salary and Service Costs and Office and General Expenses
The components of operating expenses for the three months and nine months ended September 30, 2011 and 2010 were (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Salary and service costs	$2,504.7	$2,210.8	$7,395.8	$6,526.5
Office and general expenses	502.8	469.7	1,440.1	1,408.6

Operating expenses	$3,007.5	$2,680.5	$8,835.9	$7,935.1

The impact of the repositioning actions and the remeasurement gain, which were recorded in the first quarter of 2011 as described in Notes 8 and 9, on operating expenses for the nine months ended September 30, 2011 was (dollars in millions):

	Increase (Decrease)

	Repositioning Actions	Remeasurement Gain

Salary and service costs	$92.8
Office and general expenses	38.5	$(123.4)

	$131.3	$(123.4)

Cash Flow
Supplemental cash flow data for the nine months ended September 30, 2011 and 2010 were (dollars in millions):

	2011	2010

Decrease in accounts receivable	$85.1	$143.4
Increase in work in progress and other current assets	(208.2)	(267.1)
Decrease in accounts payable	(780.7)	(646.2)
Decrease in customer advances and other current liabilities	(266.4)	(112.1)
Change in other assets and liabilities, net	266.3	82.7

Change in operating capital	$(903.9)	$(799.3)

Income taxes paid	$246.9	$223.6
Interest paid	$101.5	$103.8

10.	Income Taxes
Income tax expense for the nine months ended September 30, 2011 reflects a number of items that were recorded in the first quarter of 2011. These items include a $39.5 million tax benefit related to charges incurred in connection with our repositioning actions, a provision of $2.8 million related to the remeasurement gain and a provision of $9.0 million for an accrual for agreed upon adjustments to income tax returns that were under examination in the first quarter of 2011.
The tax benefit on the repositioning actions was calculated based on the jurisdictions where the charges were incurred and reflects the likelihood that we will be unable to obtain a tax benefit for all charges incurred. The remeasurement gain resulting from the acquisition of the controlling interest in Clemenger created a difference between the book basis and tax basis of our investment. Because this basis difference is not expected to reverse, no deferred taxes were provided and the tax provision recorded represents the incremental U.S. tax on acquired historical unremitted earnings. The $9.0 million accrual resulted from adjustments to U.S. income tax returns for calendar years 2005, 2006 and 2007, that were agreed upon and recorded in the first quarter of 2011. The examination of those returns is closed.
At September 30, 2011, our unrecognized tax benefits were $157.6 million. Of this amount, approximately $59.4 million would affect our effective tax rate upon resolution of the uncertain tax positions.

11.	Intangible Assets
Intangible assets at September 30, 2011 and December 31, 2010 were (dollars in millions):

	2011			2010

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Intangible assets subject to impairment tests:
Goodwill	$8,974.2	$576.7	$8,397.5	$8,386.7	$577.6	$7,809.1

Other identifiable intangible assets subject to amortization:
Purchased and internally developed software	$267.7	$209.2	$58.5	$260.5	$205.3	$55.2
Customer related and other	568.6	191.1	377.5	372.5	149.5	223.0

	$836.3	$400.3	$436.0	$633.0	$354.8	$278.2

We review the carrying value of goodwill for impairment at least annually at the end of the second quarter or whenever events or circumstances indicate that the carrying value may not be recoverable. Based on the results of our annual review, we concluded that our goodwill was not impaired at June 30, 2011 and 2010, because the fair value of each of our reporting units was substantially in excess of their book value.
Changes in goodwill for the nine months ended September 30, 2011 and 2010 were (dollars in millions):

	2011	2010

Balance January 1	$7,809.1	$7,641.2
Acquisitions	640.8	168.5
Dispositions	(10.0)	(3.8)
Foreign currency translation	(42.4)	(79.4)

Balance September 30	$8,397.5	$7,726.5

There were no goodwill impairment losses recorded in the first nine months of 2011 or 2010 and there are no accumulated goodwill impairment losses. Goodwill related to acquisitions completed during 2011 included $129.7 million related to goodwill associated with noncontrolling interests.

12.	Commitments and Contingent Liabilities
We are involved from time to time in various legal proceedings in the ordinary course of business. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.

13.	Fair Value
Financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010 were (dollars in millions):

September 30, 2011	Level 1	Level 2	Level 3	Total	Balance Sheet Classification

Assets:
Cash and cash equivalents	$900.6			$900.6
Short-term investments	11.4			11.4
Available-for-sale securities	3.5			3.5	Other Assets

Liabilities:
Forward foreign exchange contracts		$18.4		$18.4	Other Current Liabilities

December 31, 2010	Level 1	Level 2	Level 3	Total	Balance Sheet Classification

Assets:
Cash and cash equivalents	$2,288.7			$2,288.7
Short-term investments	11.3			11.3
Forward foreign exchange contracts		$7.2		7.2	Other Current Assets
Available-for-sale securities	3.4			3.4	Other Assets

Liabilities:
Interest rate swaps		$24.2		$24.2	Long-Term Liabilities
The carrying amounts and fair values of our financial instruments at September 30, 2011 and December 31, 2010 were (dollars in millions):

	2011		2010

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	$900.6	$900.6	$2,288.7	$2,288.7
Short-term investments	11.4	11.4	11.3	11.3
Forward foreign exchange contracts	—	—	7.2	7.2
Available-for-sale securities	3.5	3.5	3.4	3.4
Cost method investments	23.8	23.8	24.8	24.8

Liabilities:
Short-term borrowings	$16.4	$16.4	$50.2	$50.2
Forward foreign exchange contracts	18.4	18.4	—	—
Interest rate swaps	—	—	24.2	24.2
Debt	3,185.2	3,367.7	3,126.0	3,328.0

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
We have evaluated events subsequent to the balance sheet date and determined there have not been any events that have occurred that would require adjustment to or additional disclosure in our unaudited condensed consolidated financial statements.

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
As one of the world’s leading advertising, marketing and corporate communications companies, we operate in all major markets of the global economy. We have a large and diverse client base. Our largest client represented 2.9% of our revenue for the nine months ended September 30, 2011 and no other client accounted for more than 2.2% of our revenue. Our top 100 clients accounted for approximately 50.2% of our revenue for the nine months ended September 30, 2011. Our business is spread across a significant number of industry sectors with no one industry comprising more than 16% of our revenue for the nine months ended September 30, 2011. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
In the first nine months of 2011, our revenue increased 11.9% compared to the first nine months of 2010. The increase reflects an improvement in business conditions in our industry over 2010, strong operating performance by our agencies, as well as positive impact from foreign currency translation. Revenue increased across all our disciplines and geographic areas driven by strong operating performance in most of the developed markets in which we operate and continued growth in the emerging markets in Asia and Latin America.
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
Certain business trends have had a positive impact on our business and industry. These trends include our clients increasingly expanding the focus of their brand strategies from national markets to pan-regional and global markets and integrating traditional and non-traditional marketing channels, as well as utilizing new communications technologies and emerging digital platforms. Additionally, in an effort to gain greater efficiency and effectiveness from their total marketing budgets, clients are increasingly requiring greater coordination of marketing activities and concentrating these activities with a smaller number of service providers. We believe these trends have benefited our business in the past and over the medium and long term will continue to provide a competitive advantage to us.
In the near term, barring unforeseen events and excluding foreign exchange impacts, we expect our revenue to increase modestly in excess of average nominal GDP growth for 2011 in the major markets where we do business as a result of increases in client spending and new business activities. We expect to continue to identify acquisition opportunities that will build on the core capabilities of our strategic business platforms, expand our operations in the emerging markets and enhance our capabilities to leverage new technologies that are being used by marketers today.
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

We have an objective of improving margins to 2007 levels by the end of 2012. In connection with achieving this goal, we continue to review our businesses focused on enhancing our strategic position, improving our operations and rebalancing our workforce. As part of this process, we are evaluating our agencies to identify non-core and underperforming businesses that need to be repositioned or considered for disposal. We expect that revenue from the acquisitions completed through September 30, 2011 will more than offset the loss of revenue from dispositions. We are also pursuing numerous operational consolidations to further drive efficiencies in our back office functions. As a result of the actions taken, we incurred charges of $131.3 million in the first quarter of 2011 for severance, real estate lease terminations and asset and goodwill write-offs related to disposals and other costs.
Given our size and breadth, we manage our business by monitoring several financial indicators. The key indicators that we review focus on revenue and operating expenses.
We analyze revenue growth by reviewing the components and mix of the growth, including growth by major geographic location, growth by major marketing discipline, growth from currency fluctuations, growth from acquisitions and growth from our largest clients. In recent years, our revenue has been divided almost evenly between domestic and international operations. For the quarter ended September 30, 2011, our revenue increased 12.9% compared to the quarter ended September 30, 2010, of which 7.2% was organic growth, 3.9% was related to changes in foreign exchange rates and 1.8% was related to acquisitions, net of dispositions. Across our geographic markets revenue increased 5.3% in the United States, 16.2% in the United Kingdom, 11.8% in our Euro markets and 34.4% in our other markets, primarily Asia and Latin America. The change in revenue in the third quarter of 2011 compared to the third quarter of 2010 in our four fundamental disciplines was as follows: advertising increased 15.3%, CRM increased 14.0%, public relations increased 9.7% and specialty communications decreased 0.1%.
For the nine months ended September 30, 2011, our revenue increased 11.9% compared to the nine months ended September 30, 2010, of which 6.5% was organic growth, 3.6% was related to changes in foreign exchange rates and 1.8% was related to acquisitions, net of dispositions. Across our geographic markets revenue increased 5.6% in the United States, 15.2% in the United Kingdom, 8.2% in our Euro markets and 32.9% in our other markets, primarily Asia and Latin America. The increase in revenue in the first nine months of 2011 compared to the first nine months of 2010 in our four fundamental disciplines was as follows: advertising 14.0%, CRM 12.7%, public relations 6.9% and specialty communications 3.8%.
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
Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased 13.3% in the third quarter of 2011 compared to the third quarter of 2010. Salary and service costs increased 13.3% in the first nine months of 2011 compared to the first nine months of 2010, reflecting $92.8 million of severance charges taken in the first quarter of 2011 associated with our repositioning actions. Excluding the impact of the severance costs associated with our repositioning actions, salary and service costs increased by 11.9% in the first nine months of 2011.
Office and general expenses are less directly linked to changes in our revenue than salary and service costs. Office and general expenses increased 7.0% in the third quarter of 2011 compared to the third quarter of 2010. Office and general expenses increased 2.2% in the first nine months of 2011 compared to the first nine months of 2010, reflecting a decrease of $123.4 million related to the non-cash remeasurement gain recorded in the first quarter or 2011 in connection with the acquisition of the controlling interest in the Clemenger Group partially offset by $38.5 million of charges taken in the first quarter of 2011 related to our repositioning actions. Excluding the impact of the remeasurement gain and the impact of the repositioning actions, office and general expenses increased by 8.3% in the first nine months of 2011.

Net income - Omnicom Group Inc. in the third quarter of 2011 increased $29.1 million, or 16.7%, to $203.7 million from $174.6 million in the third quarter of 2010. Net income - Omnicom Group Inc. in the first nine months of 2011 increased $99.5 million, or 17.1%, to $680.7 million from $581.2 million in the first nine months of 2010. The period-over-period increase in net income - Omnicom Group Inc. is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 26.3% to $0.72 in the third quarter of 2011, compared to $0.57 in the third quarter of 2010 due to the factors described above, as well as the reduction in our weighted average common shares outstanding. Diluted net income per common share - Omnicom Group Inc. increased 26.1% to $2.37 in the first nine months of 2011, compared to $1.88 in the first nine months of 2010 due to the factors described above, as well as the reduction in our weighted average common shares outstanding. This reduction was the result of repurchases of our common stock during the fourth quarter of 2010 through the third quarter of 2011, net of stock option exercises and shares issued under our employee stock purchase plan.

Results of Operations: Third Quarter 2011 Compared to Third Quarter 2010

	(Dollars in millions)

	2011	2010

Revenue	$3,380.9	$2,994.6
Operating Expenses:
Salary and service costs	2,504.7	2,210.8
Office and general expenses	502.8	469.7

Total Operating Expenses	3,007.5	2,680.5
Add back: Amortization of intangible assets	23.7	18.0

	2,983.8	2,662.5

Earnings before interest, income taxes and amortization of intangible assets (“EBITA”)	397.1	332.1
EBITA Margin - %	11.7%	11.1%
Deduct: Amortization of intangible assets	23.7	18.0

Operating Income	373.4	314.1
Operating Margin - %	11.0%	10.5%
Interest Expense	39.8	36.1
Interest Income	7.9	6.3

Income Before Income Taxes and Income From Equity Method Investments	341.5	284.3
Income Tax Expense	117.1	96.9
Income From Equity Method Investments	4.5	8.2

Net Income	228.9	195.6
Less: Net Income Attributed To Noncontrolling Interests	25.2	21.0

Net Income - Omnicom Group Inc.	$203.7	$174.6

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

Revenue: Revenue for the third quarter of 2011 increased $386.3 million, or 12.9%, to $3,380.9 million from $2,994.6 million in the third quarter of 2010. Organic growth increased revenue by $215.0 million and foreign exchange impacts increased revenue by $117.6 million. Acquisitions, net of dispositions, increased revenue by $53.7 million.
The components of the third quarter of 2011 revenue changes in the United States (“Domestic”) and the remainder of the world (“International”) were (dollars in millions):

	Total		Domestic		International

	$	%	$	%	$	%

Quarter ended September 30, 2010	$2,994.6	—	$1,617.1	—	$1,377.5	—
Components of revenue change:
Foreign exchange impact	117.6	3.9%	—	—%	117.6	8.5%
Acquisitions, net of dispositions	53.7	1.8%	(7.1)	(0.4)%	60.8	4.4%
Organic growth	215.0	7.2%	93.2	5.8%	121.8	8.8%

Quarter ended September 30, 2011	$3,380.9	12.9%	$1,703.2	5.3%	$1,677.7	21.8%

The components and percentages are calculated as follows:

•
The foreign exchange impact is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $3,263.3 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $3,380.9 million less $3,263.3 million for the Total column in the table).

•
The acquisition component is calculated by aggregating the applicable prior period revenue of the acquired businesses, less revenue of any business included in the prior period reported revenue that was disposed of subsequent to the period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition revenue components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component (in the case $2,994.6 million for the Total column in the table).

Revenue for the third quarter of 2011 and the percentage changes from 2010 in our primary geographic markets were (dollars in millions):

	Revenue	% Change

United States	$1,703.2	5.3%
Euro Markets	616.8	11.8%
United Kingdom	314.7	16.2%
Other	746.2	34.4%

	$3,380.9	12.9%

For the third quarter of 2011, foreign exchange impacts increased our revenue by 3.9%, or $117.6 million, compared to the third quarter of 2010. The most significant impacts resulted from the weakening of the U.S. Dollar against the Australian Dollar, British Pound and the Euro.
Assuming exchange rates at October 14, 2011 remain unchanged, we expect foreign exchange impacts to increase revenue by less than 1% in the fourth quarter of 2011.
Driven by our clients’ continuous demand for more effective and efficient branding activities, we strive to provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. These services include advertising, brand consultancy, corporate social responsibility consulting, crisis communications, custom publishing, database management, digital and interactive marketing, direct marketing, entertainment marketing, environmental design, experiential marketing, field marketing, financial/corporate business-to-business advertising, media planning and buying, mobile marketing services, multi-cultural marketing, non-profit marketing, public affairs, public relations, recruitment communications, reputation consulting, retail marketing, search engine marketing, social media marketing, and sports and event marketing. In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories: advertising, CRM, public relations and specialty communications (dollars in millions):

	Three Months Ended September 30,

	2011		2010		2011 vs 2010

	$	% of Revenue	$	% of Revenue	$	% Change

Advertising	$1,535.8	45.4%	$1,331.9	44.5%	$203.9	15.3%
CRM	1,264.0	37.4%	1,108.4	37.0%	155.6	14.0%
Public relations	307.1	9.1%	279.9	9.3%	27.2	9.7%
Specialty communications	274.0	8.1%	274.4	9.2%	(0.4)	(0.1)%

	$3,380.9		$2,994.6		$386.3	12.9%

Looking ahead to the remainder of the year, barring unforeseen events and excluding foreign exchange impacts, we expect our revenue to increase modestly in excess of average nominal GDP growth as a result of increases in client spending and new business activities.
Operating Expenses: Operating expenses for the third quarter of 2011 compared to operating expenses for the third quarter of 2010 were (dollars in millions):

	Three Months Ended September 30,

	2011			2010			2011 vs 2010

	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change

Revenue	$3,380.9			$2,994.6			$386.3	12.9%
Operating Expenses:
Salary and service costs	2,504.7	74.1%	83.3%	2,210.8	73.8%	82.5%	293.9	13.3%
Office and general expenses	502.8	14.9%	16.7%	469.7	15.7%	17.5%	33.1	7.0%

Total Operating Expenses	3,007.5	89.0%		2,680.5	89.5%		327.0	12.2%

Operating Income	$373.4	11.0%		$314.1	10.5%		$59.3	18.9%

Salary and service costs are primarily comprised of employee compensation and related costs and direct service costs. Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased 13.3% in the third quarter of 2011 compared to the third quarter of 2010. This increase, consistent with the increase in revenue, reflects increased compensation costs, including freelance labor, severance and incentive compensation, as well as a change in our business mix.
Office and general expenses are primarily comprised of rent and occupancy costs, technology costs, depreciation and amortization and other overhead expenses. Office and general expenses are less directly linked to changes in our revenue than salary and service costs. Office and general expenses increased 7.0% in the third quarter of 2011 compared to the third quarter of 2010. However, office and general expenses, in particular rent expense, decreased as a percentage of revenue by 0.8% to 14.9% in the third quarter of 2011 compared to the third quarter of 2010.
As a result of the above changes, operating margins increased to 11.0% in 2011 from 10.5% in 2010 and EBITA margins increased to 11.7% in the third quarter of 2011 from 11.1% in the third quarter of 2010.
Net Interest Expense: Net interest expense increased to $31.9 million in the third quarter of 2011, compared to $29.8 million in the third quarter of 2010. Interest expense increased $3.7 million to $39.8 million. The increase in interest expense was primarily due to a full quarter of interest expense in the third quarter of 2011 compared to a partial quarter of interest expense in the third quarter of 2010 related to the issuance of our 4.45% Senior Notes due 2020 in August 2010. Interest income increased $1.6 million to $7.9 million in the third quarter of 2011. The increase in interest income was attributable to higher foreign cash balances available for investment.
Income Taxes: Our effective tax rate for the third quarter of 2011 increased slightly to 34.3%, compared to 34.1% for the third quarter of 2010.
Net Income Per Common Share - Omnicom Group Inc.: For the foregoing reasons, net income - Omnicom Group Inc. in the third quarter of 2011 increased $29.1 million, or 16.7%, to $203.7 million, compared to $174.6 million in the third quarter of 2010. Diluted net income per common share - Omnicom Group Inc. increased 26.3% to $0.72 in the third quarter of 2011, compared to $0.57 in the third quarter of 2010 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding. This reduction was the result of repurchases of our common stock during the fourth quarter of 2010 through the third quarter of 2011, net of stock option exercises and shares issued under our employee stock purchase plan.

Results of Operations: First Nine Months of 2011 Compared to First Nine Months of 2010

	(Dollars in millions)

	2011	2010

Revenue	$10,019.6	$8,955.7
Operating Expenses:
Salary and service costs	7,395.8	6,526.5
Office and general expenses	1,440.1	1,408.6

Total Operating Expenses	8,835.9	7,935.1
Add back: Amortization of intangible assets	67.7	50.7

	8,768.2	7,884.4

Earnings before interest, income taxes and amortization of intangible assets (“EBITA”)	1,251.4	1,071.3
EBITA Margin - %	12.5%	12.0%
Deduct: Amortization of intangible assets	67.7	50.7

Operating Income	1,183.7	1,020.6
Operating Margin - %	11.8%	11.4%
Interest Expense	118.6	95.9
Interest Income	26.8	18.2

Income Before Income Taxes and Income From Equity Method Investments	1,091.9	942.9
Income Tax Expense	349.0	320.8
Income From Equity Method Investments	10.3	23.1

Net Income	753.2	645.2
Less: Net Income Attributed To Noncontrolling Interests	72.5	64.0

Net Income - Omnicom Group Inc.	$680.7	$581.2

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

Revenue: Revenue for the first nine months of 2011 increased $1,063.9 million, or 11.9%, to $10,019.6 million from $8,955.7 million in the first nine months of 2010. Organic growth increased revenue by $585.4 million and foreign exchange impacts increased revenue by $322.5 million. Acquisitions, net of dispositions, increased revenue by $156.0 million.
The components of the first nine months of 2011 revenue changes in the United States (“Domestic”) and the remainder of the world (“International”) were (dollars in millions):

	Total		Domestic		International

	$	%	$	%	$	%

Nine months ended September 30, 2010	$8,955.7	—	$4,846.7	—	$4,109.0	—
Components of revenue change:
Foreign exchange impact	322.5	3.6%	—	—%	322.5	7.8%
Acquisitions, net of dispositions	156.0	1.8%	(17.3)	(0.4)%	173.3	4.2%
Organic growth	585.4	6.5%	290.6	6.0%	294.8	7.2%

Nine months ended September 30, 2011	$10,019.6	11.9%	$5,120.0	5.6%	$4,899.6	19.2%

The components and percentages are calculated as follows:

•
The foreign exchange impact is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $9,697.1 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $10,019.6 million less $9,697.1 million for the Total column in the table).

•
The acquisition component is calculated by aggregating the applicable prior period revenue of the acquired businesses, less revenue of any business included in the prior period reported revenue that was disposed of subsequent to the period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition revenue components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component (in the case $8,955.7 million for the Total column in the table).

Revenue for the first nine months of 2011 and the percentage changes from 2010 in our primary geographic markets were (dollars in millions):

	Revenue	% Change

United States	$5,120.0	5.6%
Euro Markets	1,856.2	8.2%
United Kingdom	898.6	15.2%
Other	2,144.8	32.9%

	$10,019.6	11.9%

For the first nine months of 2011, foreign exchange impacts increased our revenue by 3.6%, or $322.5 million, compared to the first nine months of 2010. The most significant impacts resulted from the weakening of the U.S. Dollar against the Australian Dollar, British Pound and the Euro.
Driven by our clients’ continuous demand for more effective and efficient branding activities, we strive to provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. These services include advertising, brand consultancy, corporate social responsibility consulting, crisis communications, custom publishing, database management, digital and interactive marketing, direct marketing, entertainment marketing, environmental design, experiential marketing, field marketing, financial/corporate business-to-business advertising, media planning and buying, mobile marketing services, multi-cultural marketing, non-profit marketing, public affairs, public relations, recruitment communications, reputation consulting, retail marketing, search engine marketing, social media marketing, and sports and event marketing. In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories: advertising, CRM, public relations and specialty communications (dollars in millions):

	Nine Months Ended September 30,

	2011		2010		2011 vs 2010

	$	% of Revenue	$	% of Revenue	$	% Change

Advertising	$4,568.1	45.6%	$4,008.7	44.8%	$559.4	14.0%
CRM	3,676.1	36.7%	3,261.7	36.4%	414.4	12.7%
Public relations	905.2	9.0%	846.7	9.4%	58.5	6.9%
Specialty communications	870.2	8.7%	838.6	9.4%	31.6	3.8%

	$10,019.6		$8,955.7		$1,063.9	11.9%

Operating Expenses: Operating expenses for the first nine months of 2011 compared to operating expenses for the first nine months of 2010 were (dollars in millions):

	Nine Months Ended September 30,

	2011			2010			2011 vs 2010

	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change

Revenue	$10,019.6			$8,955.7			$1,063.9	11.9%
Operating Expenses:
Salary and service costs	7,395.8	73.8%	83.7%	6,526.5	72.9%	82.2%	869.3	13.3%
Office and general expenses	1,440.1	14.4%	16.3%	1,408.6	15.7%	17.8%	31.5	2.2%

Total Operating Expenses	8,835.9	88.2%		7,935.1	88.6%		900.8	11.4%

Operating Income	$1,183.7	11.8%		$1,020.6	11.4%		$163.1	16.0%

Repositioning Actions and Remeasurement Gain: In the first quarter of 2011, we recorded $131.3 million of charges related to our repositioning actions. Additionally, we recorded a $123.4 million remeasurement gain related to the acquisition of the controlling interest in the Clemenger Group in the first quarter of 2011. The impact on operating expenses of these transactions for the nine months ended September 30, 2011 was (dollars in millions):

	Increase (Decrease)

	Repositioning Actions	Remeasurement Gain

Salary and service costs	$92.8
Office and general expenses	38.5	$(123.4)

	$131.3	$(123.4)

Operating Expenses: Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased 13.3% in the first nine months of 2011 compared to the first nine months of 2010. This increase reflects increased compensation costs, including freelance labor and incentive compensation, and severance charges associated with our repositioning actions. Excluding the $92.8 million of severance charges incurred in connection with our repositioning actions, salary and service costs were $7,303.0 million in the first nine months of 2011, an increase of 11.9%. Payments of $83.3 million related to these severance charges were made during the first nine months of 2011.
Office and general expenses are less directly linked to changes in our revenue than salary and service costs. Office and general expenses increased 2.2% in the first nine months of 2011 compared to the first nine months of 2010, reflecting a decrease of $123.4 million related to the non-cash remeasurement gain recorded in connection with the acquisition of the controlling interest in the Clemenger Group in the first quarter of 2011, partially offset by $38.5 million of charges related to our repositioning actions in the first quarter of 2011. Excluding the net decrease of $84.9 million related to the remeasurement gain and the charges for our repositioning actions, office and general expenses were $1,525.0 million in the first nine months of 2011, an increase of 8.3%. See Note 9 to our unaudited condensed consolidated financial statements for additional information regarding our repositioning actions.
As a result of the above changes, operating margins increased to 11.8% in 2011 from 11.4% in 2010 and EBITA margins increased to 12.5% in the first nine months of 2011 from 12.0% in the first nine months of 2010.

Net Interest Expense: Net interest expense increased to $91.8 million in the first nine months of 2011, compared to $77.7 million in the first nine months of 2010. Interest expense increased $22.7 million to $118.6 million. The increase in interest expense was primarily due to increased interest expense resulting from the issuance of our 4.45% Senior Notes due 2020 in August 2010, partially offset by a net reduction in interest expense resulting from the interest rate swaps on our 2016 Notes entered into in August 2010. The interest rate swaps were settled with the counterparties in August 2011 resulting in a deferred gain of $33.2 million that is being amortized over the remaining life of the 2016 Notes as a reduction of interest expense. Interest income increased $8.6 million to $26.8 million in the first nine months of 2011. The increase in interest income was attributable to higher foreign cash balances available for investment.
Income Taxes: Our effective tax rate for the first nine months of 2011 decreased to 32.0%, compared to 34.0% for the first nine months of 2010. The decrease in the effective tax rate was caused by the following items recorded in the first quarter of 2011 (dollars in millions):

	Increase (Decrease)

	Income Before Income Taxes	Income Tax Expense

Repositioning actions	$(131.3)	$(39.5)
Remeasurement gain	123.4	2.8
Accrual for uncertain tax positions	—	9.0

	$(7.9)	$(27.7)

The tax benefit on the repositioning actions was calculated based on the jurisdictions where the charges were incurred and reflects the likelihood that we will be unable to obtain a tax benefit for all charges incurred. The remeasurement gain resulting from the acquisition of the controlling interest in Clemenger created a difference between the book basis and tax basis of our investment. Because this basis difference is not expected to reverse, no deferred taxes were provided and the tax provision recorded represents the incremental U.S. tax on acquired historical unremitted earnings. The $9.0 million accrual resulted from adjustments to U.S. income tax returns for calendar years 2005, 2006 and 2007, that were agreed upon and recorded in the first quarter of 2011. The examination of those returns is closed.
Net Income Per Common Share - Omnicom Group Inc.: For the foregoing reasons, net income - Omnicom Group Inc. in the first nine months of 2011 increased $99.5 million, or 17.1%, to $680.7 million, compared to $581.2 million in the first nine months of 2010. Diluted net income per common share - Omnicom Group Inc. increased 26.1% to $2.37 in the first nine months of 2011, compared to $1.88 in the first nine months of 2010 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding. This reduction was the result of repurchases of our common stock during the fourth quarter of 2010 through the first nine months of 2011, net of stock option exercises and shares issued under our employee stock purchase plan.

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

The range of assumptions used for the long-term growth rate and WACC in our evaluation as of June 30, 2011 and 2010 were:

	June 30,

	2011	2010

Long-Term Growth Rate	4%	4%
WACC	10.5% - 11.2%	10.3% - 10.9%
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
Based on the analysis described above, we concluded that our goodwill was not impaired as of June 30, 2011, because the fair values of each of our reporting units were substantially in excess of their respective net book values. Notwithstanding our belief that the assumptions we used in our impairment testing for our WACC and long-term growth rate are reasonable, we performed a sensitivity analysis for each of our reporting units. The results of this sensitivity analysis for our annual impairment test as of June 30, 2011 revealed that if our WACC was increased by 1% and/or our long-term growth rate was decreased by 1%, the fair value of each of our reporting units would continue to be substantially in excess of their respective net book values and pass step 1 of the impairment test.
We plan to continue to perform our impairment test at the end of the second quarter of each year unless certain events or circumstances trigger the need for an interim evaluation for impairment. The estimates we use in testing our goodwill for impairment do not constitute forecasts or projections of future results of operations, but rather are estimates and assumptions based on historical results and assessments of macroeconomic factors affecting our reporting units. We believe that our estimates and assumptions are reasonable, but they are subject to change from period to period. Actual results of operations and other factors will likely differ from the estimates used in our discounted cash flow valuation and it is possible that differences could be material. A change in the estimates we use could result in a decline in the estimated fair value of one or more of our reporting units from the amounts derived as of our latest valuation and could cause us to fail step 1 of our goodwill impairment test if the estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. A large decline in estimated fair value of a reporting unit could result in a non-cash impairment charge and may have an adverse effect on our results of operations and financial position.

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
Our principal discretionary cash requirements include dividend payments to our shareholders, capital expenditures, payments for strategic acquisitions and repurchases of our common stock. Our discretionary spending is funded from operating cash flow, cash on hand and short-term investments. In addition, depending on the level of our discretionary activity, we may use other sources of available funding such as the issuance of commercial paper and borrowing under our credit facility or other long-term borrowings to finance these activities. However, we expect that for the remainder of 2011 we should be able to fund both our discretionary and non-discretionary cash requirements without incurring additional long-term debt.
We have a seasonal cash requirement normally peaking during the second quarter primarily due to the timing of payments for incentive compensation, income taxes and contingent acquisition obligations. This typically will result in a net borrowing requirement that decreases over the course of the year and at the end of the calendar year we expect to have cash invested. At September 30, 2011, our cash and cash equivalents decreased by $1,388.1 million from December 31, 2010.
During the first nine months of 2011, we generated $0.5 million of cash from operations. Our discretionary spending during the period was comprised primarily of: dividend payments of $199.0 million, capital expenditures of $114.2 million, repurchases of our common stock of $717.9 million and acquisition payments of $314.8 million, including contingent acquisition obligations. Our total discretionary spending for the nine months ended September 30, 2011 was $1,345.9 million compared to $949.7 million for the nine months ended September 30, 2010.
For the remainder of 2011, we expect to continue to use our cash flow from operations to pay dividends and make capital expenditures, as well as to fund acquisitions and repurchase our common stock.

Cash Management
We manage our cash and liquidity centrally through our regional treasury centers in North America, Europe and Asia. The regional treasury centers are managed by our wholly-owned finance subsidiaries. Each day, operations with excess funds invest these funds with their regional treasury center. Likewise, operations that require funding borrow funds from their regional treasury center. The treasury centers aggregate the net position which is either invested with or borrowed from third parties. To the extent that our treasury centers require liquidity, they have the ability to access local currency uncommitted lines of credit, our credit facility or depending on market conditions at the time, issue up to $1.5 billion of U.S. Dollar-denominated commercial paper. This process enables us to manage our debt balances more efficiently and utilize our cash more effectively, as well as better manage our risk to foreign exchange changes.
In certain countries where we either do not conduct treasury operations or it is not feasible for one of our treasury centers to fund net borrowing requirements on an intercompany basis, we arrange for uncommitted local credit lines.
Our cash and cash equivalents decreased $1,388.1 million and our short-term investments increased $0.1 million from December 31, 2010. Short-term investments principally consist of time deposits with financial institutions that we expect to convert into cash in our current operating cycle, generally within one year.
At September 30, 2011, $136.7 million of our cash and cash equivalents was held in the United States and the remainder was held internationally, primarily in Canada, the United Kingdom and Hong Kong. The majority of our offshore cash is available to us as a source of funds, net of any tax obligations or assessments.
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
Debt Instruments and Related Covenants
At September 30, 2011, we maintained a credit facility with a consortium of banks providing borrowing capacity of up to $2.0 billion. This facility expires on December 9, 2013. The credit facility provides support for up to $1.5 billion of commercial paper issuances, as well as back-up liquidity in the event any of our convertible notes are put back to us. Depending on market conditions at the time, we typically fund our daily borrowing needs by issuing commercial paper, borrowing under our short-term uncommitted lines of credit or drawing on our credit facility. For the first nine months of 2011, there were no borrowings under the credit facility.

At September 30, 2011 there were no commercial paper issuances outstanding. For the quarter ended September 30, 2011, commercial paper activity was (dollars in millions):

Average amount outstanding during the quarter	$750.3
Maximum amount outstanding during the quarter	$1,084.0
Total issuances during the quarter	$5,414.9
Average days outstanding	12.75
Weighted average interest rate	0.37%
At September 30, 2011, we had short-term borrowings of $16.4 million that were comprised of bank overdrafts and lines of credit of our international subsidiaries. These bank overdrafts and lines of credit are treated as unsecured loans pursuant to the bank agreements supporting the facilities.
Our credit facility contains financial covenants that restrict our ability to incur indebtedness as defined in the agreements. These financial covenants limit the ratio of total consolidated indebtedness to total consolidated EBITDA (under our credit agreements, EBITDA is defined as earnings before interest, taxes, depreciation and amortization) to no more than 3.0 times. We are also required to maintain a minimum ratio of consolidated EBITDA to interest expense of at least 5.0 times. At September 30, 2011, we were in compliance with these covenants, as our ratio of debt to EBITDA was 1.7 times and our ratio of EBITDA to interest expense was 12.0 times. In addition, our credit facility does not limit our ability to declare or pay dividends.
At September 30, 2011, outstanding debt and amounts available under our credit facility were (dollars in millions):

	Debt Outstanding	Available Credit

Short-term borrowings (due in less than one year)	$16.4	$—
Commercial paper issued under $2.0 billion credit facility due December 9, 2013	—	2,000.0
5.90% Senior Notes due April 15, 2016	1,000.0	—
6.25% Senior Notes due July 15, 2019	500.0	—
4.45% Senior Notes due August 15, 2020	1,000.0	—
Convertible notes due July 31, 2032	252.7	—
Convertible notes due June 15, 2033	0.1	—
Convertible notes due July 1, 2038	406.6	—
Other debt	1.4	—
Unamortized discount on Senior Notes	(7.9)	—
Deferred gain from termination of interest rate swaps on Senior Notes due 2016	32.3	—

	$3,201.6	$2,000.0

On October 12, 2011, we amended our credit facility to increase the borrowing capacity to $2.5 billion and to extend the term to October 12, 2016. There were no changes to the financial covenants in the credit facility.

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
The next date on which holders of our 2032 Notes can put their notes back to us for cash is July 31, 2012. The next date on which holders of our 2038 Notes can put their notes back to us for cash is June 17, 2013. If our convertible notes are put back to us, based on our current financial condition and expectations, we anticipate having sufficient cash and unused credit commitments to fund any put. Although such borrowings would reduce the amount available under our credit facility to fund our cash requirements, we believe that we have sufficient capacity under these commitments to meet our cash requirements for the normal course of our business operations after any put.
Contractual Obligations and Other Commercial Commitments
Contingent Acquisition Obligations: Certain of our acquisitions are structured with contingent purchase price obligations, often referred to as earn-outs. We utilize contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period. These payments are not contingent upon future employment. At September 30, 2011, the amount of future contingent purchase price payments that we could be required to pay for acquisitions completed prior to January 1, 2009, assuming that the businesses perform over the relevant future periods at their current profit levels, is approximately $42 million. The ultimate amounts payable cannot be predicted with reasonable certainty because they are dependent on future results of operations of the subject businesses and are subject to changes in foreign currency exchange rates. In accordance with U.S. GAAP, for acquisitions completed prior to January 1, 2009, we have not recorded a liability for these items on our balance sheet since the definitive amount is not determinable or distributable. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. Our obligations change from period to period primarily as a result of payments made during the current period, changes in the acquired entities’ performances and changes in foreign currency exchange rates. These differences could be significant.

The contingent purchase price obligations as of September 30, 2011, calculated by assuming that the acquired businesses perform over the relevant future periods at their current profit levels, are as follows (dollars in millions):

Remainder 2011	2012	2013	Total

$—	$35	$7	$42
Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as a liability at fair value in our unaudited condensed consolidated balance sheet. This liability is remeasured at each reporting period and changes in fair value are recorded in our results of operations. At September 30, 2011, this liability totaled approximately $192 million, of which $38 million is current, and is not included in the above amounts.
Credit Risk
We provide marketing and corporate communications services to thousands of clients who operate in nearly every industry sector and in the normal course of business, we grant credit to qualified clients. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounts for 2.9% and no other client accounted for more than 2.2% of our revenue for the nine months ended September 30, 2011. However, during periods of economic downturn, the credit profiles of our clients could change.
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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a global service business, we operate in multiple foreign currencies and issue debt in the capital markets. In the normal course of business, we are exposed to foreign currency fluctuations and the impact of interest rate changes . We limit these risks through risk management policies and procedures, including the use of derivatives. For foreign currency exposure, derivatives are used to better manage the cash flow volatility arising from foreign exchange rate fluctuations. For interest rate exposure, derivatives may be used to manage the related cost of debt.
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
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2011, our disclosure controls and procedures are effective to ensure that decisions can be timely made with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are appropriate.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information regarding legal proceedings described in Note 12 to the unaudited condensed consolidated financial statements set forth in Part I of this Quarterly Report on Form 10-Q is incorporated by reference into this Part II, Item 1.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A in our 2010 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common stock repurchases during the three months ended September 30, 2011 were:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 2011	252,660	$48.17	—	—
August 2011	299,987	$40.45	—	—
September 2011	749,872	$37.47	—	—

Total	1,302,519	$40.23	—	—
During the three months ended September 30, 2011, we purchased 1,050,000 shares of our common stock in the open market for general corporate purposes and withheld 252,519 shares from employees to satisfy estimated tax obligations related to stock option exercises and vesting of restricted stock under the terms of our 2007 Incentive Award Plan. The value of the common stock withheld was based on the closing price of our common stock on the applicable exercise or vesting date.
We made no unregistered sales of our equity securities during the three months ended September 30, 2011.

Item 6. Exhibits
(a) Exhibits

3.1	Certificate of Incorporation of Omnicom Group Inc.

3.2	By-laws of Omnicom Group Inc., as amended and restated on May 24, 2011 (Exhibit 3.2 to our Current Report on Form 8-K (File No. 1-10551) dated May 26, 2011 and incorporated herein by reference).

10.1
Amended and Restated Five Year Credit Agreement, dated as of October 12, 2011, by and among Omnicom Capital Inc., a Connecticut corporation, Omnicom Finance plc, a public limited company organized under the laws of England and Wales, Omnicom Group Inc., a New York corporation, the banks, financial institutions and other institutional lenders and initial issuing banks listed on the signature pages thereof, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as lead arrangers and book managers, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, HSBC Bank USA, National Association, Wells Fargo Bank, National Association and Banco Bilbao Vizcaya Argentaria, S.A. New York Branch, as documentation agents, and Citibank, N.A., as administrative agent for the lenders (Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-10551) dated October 13, 2011 and incorporated herein by reference).

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

OMNICOM GROUP INC.

Dated:	October 20, 2011	/s/ Randall J. Weisenburger

Randall J. Weisenburger Executive Vice President and Chief Financial Officer (on behalf of Omnicom Group Inc. and as Principal Financial Officer)