Form 10-K
period 2011-12-31
OMNICOM GROUP INC
filed 2012-02-17
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR FISCAL YEAR ENDED DECEMBER 31, 2011
____________________________________
Commission File Number: 1-10551
____________________________________
OMNICOM GROUP INC.
(Exact name of registrant as specified in its charter)

New York	13-1514814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

437 Madison Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 415-3600
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.15 Par Value	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
____________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☑	No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑	No ☐
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
______________________________

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2011 was $13,278,000,000.

As of February 10, 2012, there were 272,805,000 shares of Omnicom Group Inc. Common Stock outstanding.

Portions of the Omnicom Group Inc. Definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 22, 2012 are incorporated by reference into Part III of this report to the extent described herein.

OMNICOM GROUP INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011
___________________

*
The information regarding Executive Officers of the Registrant is included in Part I, Item 1, “Business.” Additional information called for by Items 10, 11, 12, 13 and 14, to the extent not included in this document, is incorporated herein by reference to the information to be included under the captions “Corporate Governance,” “Transactions with Related Persons,” “Executive Compensation” and “Stock Ownership” in our definitive proxy statement, which is expected to be filed with the SEC by April 12, 2012.

i

FORWARD-LOOKING STATEMENTS
Certain of the statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. These statements relate to future events or future financial performance and involve known and unknown risks and other factors that may cause our actual or our industry’s results, levels of activity or achievement to be materially different from those expressed or implied by any forward-looking statements. These risks and uncertainties, including those resulting from specific factors identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include, but are not limited to, our future financial position and results of operations, global economic conditions and conditions in the credit markets, losses on media purchases and production costs incurred on behalf of clients, reductions in client spending and/or a slowdown in client payments, competitive factors, changes in client communication requirements, managing conflicts of interest, the hiring and retention of personnel, maintaining a highly skilled workforce, our ability to attract new clients and retain existing clients, reliance on information technology systems, changes in government regulations impacting our advertising and marketing strategies, risks associated with assumptions we make in connection with our critical accounting estimates and legal proceedings, and our international operations, which are subject to the risks of currency fluctuations and foreign exchange controls. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are our present expectations. Actual events or results may differ. We undertake no obligation to update or revise any forward-looking statement, except as required by law.

AVAILABLE INFORMATION
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge in the Investor Relations section of our website at www.omnicomgroup.com, as soon as is reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or SEC. The information found on our website is not part of this or any other report we file with or furnish to the SEC. Any document that we file with or furnish to the SEC may also be read and copied at the SEC’s public reference room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our filings are also available at the SEC’s website at www.sec.gov and at the offices of the New York Stock Exchange.

ii

PART I
Introduction
This report is both our 2011 annual report to shareholders and our 2011 Annual Report on Form 10-K required under the federal securities laws.
We are a strategic holding company, providing professional services to clients through multiple agencies operating in all major markets around the world. Our companies provide advertising, marketing and corporate communications services. The terms “Omnicom,” “we,” “our” and “us” each refer to Omnicom Group Inc. and our subsidiaries unless the context indicates otherwise.

Item 1.	Business
Our Business: Omnicom, a strategic holding company, was formed in 1986 by the merger of several leading advertising, marketing and corporate communications companies. We are a leading global advertising, marketing and corporate communications company and we operate in a highly competitive industry. The proliferation of media channels, including the rapid development of interactive technologies and mediums, along with their integration within all offerings, has fragmented consumer audiences targeted by our clients. These developments make it more complex for marketers to reach their target audiences in a cost-effective way, causing them to turn to marketing service providers such as Omnicom for a customized mix of advertising and marketing communications services designed to make the best use of their total marketing expenditures.
Our agencies operate in all major markets around the world and provide a comprehensive range of services, which we group into four fundamental disciplines: advertising, customer relationship management, or CRM, public relations and specialty communications. The services included in these disciplines are:

advertising	marketing research
brand consultancy	media planning and buying
corporate social responsibility consulting	mobile marketing
crisis communications	multi-cultural marketing
custom publishing	non-profit marketing
data analytics	organizational communications
database management	package design
direct marketing	product placement
entertainment marketing	promotional marketing
environmental design	public affairs
experiential marketing	public relations
field marketing	recruitment communications
financial / corporate business-to-business advertising	reputation consulting
graphic arts	retail marketing
healthcare communications	search engine marketing
instore design	social media marketing
interactive marketing	sports and event marketing
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
The various components of our business and material factors that affected us in 2011 are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, of this report. None of our acquisitions or dispositions in 2011, 2010 or 2009 were material to our financial position or results of operations. For information concerning our acquisitions, see Note 5 to our consolidated financial statements.
Geographic Regions and Segments: Our revenue is almost evenly divided between our United States and international operations. For financial information concerning our domestic and international operations and segment reporting, see our MD&A and Note 8 to our consolidated financial statements.
Our Clients: Consistent with our fundamental business strategy, our agencies serve similar clients, in similar industries, and in many cases the same clients, across a variety of geographic regions and locations. Our clients operate in virtually every industry sector of the global economy. Furthermore, in many cases, our agencies or networks serve different brand and/or product groups within the same clients served by our other agencies or networks. For example, in 2011, our largest client was served by more than 200 of our agencies and represented 2.6% of our 2011 revenue. No other client accounted for more than 2.1% of our 2011 revenue. Our top 100 clients, ranked by revenue, were each served, on average, by more than 50 of our agencies in 2011 and collectively represented approximately 50% of our 2011 revenue.
Our Employees: At December 31, 2011, we employed approximately 70,600 people. We are not party to any significant collective bargaining agreements. The skill-sets of our workforce across our agencies and within each discipline are similar. Common to all is the ability to understand a client’s brand or product and their selling proposition and to develop a unique message to communicate the value of the brand or product to the client’s target audience. Recognizing the importance of this core competency, we have established tailored training and education programs for our service professionals around this competency. See our MD&A for a discussion of the effect of salary and related costs on our results of operations.
Executive Officers of the Registrant: As of February 10, 2012, our executive officers are:

Name	Position	Age
Bruce Crawford	Chairman of the Board	83
John D. Wren	President and Chief Executive Officer	59
Randall J. Weisenburger	Executive Vice President and Chief Financial Officer	53
Peter Mead	Vice Chairman	72
Philip J. Angelastro	Senior Vice President Finance and Controller	47
Michael J. O’Brien	Senior Vice President, General Counsel and Secretary	50
Dennis Hewitt	Treasurer	67
Each executive officer has held his present position for at least five years.
Additional information about our directors and executive officers will appear under the captions “Corporate Governance,” “Transactions with Related Persons,” “Election of Directors,” “Executive Compensation” and “Stock Ownership” in our definitive proxy statement, which is expected to be filed with the SEC by April 12, 2012.

Item 1A.	Risk Factors
Global economic conditions could adversely impact our business and results of operations and financial position.
Our business and financial performance are impacted by global economic conditions. In 2011, the United States experienced modest economic growth and the major economies of Asia and Latin America continued to expand. However, Europe continued to experience economic difficulty and the economic conditions in Europe continue to be negatively affected by the ongoing European sovereign debt crisis. If the economic conditions worsen, the downturn may expand beyond Europe and could cause reductions in client spending levels and adversely affect our results of operations and financial position. We will continue to closely monitor economic conditions, client spending and other factors, and in response to reductions in client spending, if necessary, we will take actions available to us to align our cost structure and manage working capital. There can be no assurance whether, or to what extent, our efforts to mitigate any impact of future economic conditions, reductions in client spending patterns, changes in client creditworthiness and other developments will be effective.

Conditions in the credit markets could adversely impact our results of operations and financial position.
Turmoil in the credit markets or a contraction in the availability of credit may make it more difficult for businesses to meet their working capital requirements and could lead clients to seek to change their financial relationship with their vendors, including us. If that were to occur, we may require additional financing to fund our day-to-day working capital requirements. There is no assurance that such additional financing will be available on favorable terms, if at all. Such circumstances could have a material adverse impact on our results of operations and financial position.
In a period of severe economic downturn, the risk of a material loss related to media purchases and production costs incurred on behalf of our clients could significantly increase.
In the normal course of business, we often enter into contractual commitments with media providers and agreements with production companies on behalf of our clients at levels that substantially exceed the revenue from our services. Many of our agencies purchase media for our clients and act as an agent for a disclosed principal. The media commitments are included in accounts payable when the media services are delivered by the media providers. While operating practices vary by country, media type and media vendor, in the United States and certain foreign markets many of our contracts with media providers specify that if our client defaults on its payment obligation then we are not liable to the media providers under the theory of sequential liability until we have been paid for the media by our client. In other countries, we manage our risk in other ways, including evaluating and monitoring our clients’ creditworthiness and, in many cases, obtaining credit insurance or requiring payment in advance. Further, in cases where we are committed to a media purchase and it becomes apparent that a client may be unable to pay for the media, options are potentially available to us in the marketplace in addition to those cited above to mitigate the potential loss, including negotiating with media providers. In addition, our agencies incur production costs on behalf of clients. We usually act as an agent for a disclosed principal in the procurement of these services. We manage the risk of payment default by the client by having the production companies be subject to sequential liability or requiring at least partial payment in advance from our client. However, the agreements entered into, as well as the production costs incurred, are unique to each client. The risk of a material loss could significantly increase in periods of severe economic downturn. Such a loss could have a material adverse effect on our results of operations and financial position.
A reduction in client spending or a delay in client payments could have a material adverse effect on our working capital.
Global economic uncertainty could cause our clients to reduce spending on our services, delay the payment for our services or take additional actions that would negatively affect our working capital. Consequently, we could need to obtain additional financing in such circumstances. There is no assurance that such additional financing would be available on favorable terms, if at all. Such circumstances could have a material adverse effect on our results of operations and financial position.
Companies periodically review and change their advertising, marketing and corporate communications services business models and relationships. If we are unable to remain competitive or retain key clients, our business and results of operations and financial position may be adversely affected.
The markets we operate in are highly competitive. Key competitive considerations for retaining existing business and winning new business include our ability to develop marketing solutions that meet client needs, the quality and effectiveness of the services we offer and our ability to efficiently serve clients, particularly large international clients, on a broad geographic basis. While many of our client relationships are long-standing, from time to time clients put their advertising, marketing and corporate communications services business up for competitive review. We have won and lost accounts in the past as a result of these reviews. To the extent that we are not able to remain competitive or retain key clients, our revenue may be adversely affected, which could have a material adverse effect on our results of operations and financial position.
The success of our acquiring and retaining clients depends on our ability to avoid and manage conflicts of interest arising from other client relationships, retention of key personnel and maintaining a highly skilled workforce.
Our ability to retain existing clients and to attract new clients may, in some cases, be limited by clients’ perceptions of, or policies concerning, conflicts of interest arising from other client relationships. If we are unable to maintain multiple agencies to manage multiple client relationships and avoid potential conflicts of interests, our business, results of operations and financial position may be adversely affected.
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
Further, as our business continues to become integrated with the digital marketplace, we are increasingly dependent on the technical skills of a highly skilled workforce and their ability to maintain the skills necessary to serve our clients.

Approximately 50% of our 2011 revenue came from our 100 largest clients, and the loss of several of these clients could have a material adverse impact our results of operations and financial position.
Our clients generally are able to reduce advertising and marketing spending or cancel projects at any time on short notice for any reason. It is possible that our clients could reduce spending in comparison to historical patterns, or they could reduce future spending. A significant reduction in advertising and marketing spending by our largest clients, or the loss of several of our largest clients, if not replaced by new clients or an increase in business from existing clients, would adversely affect our revenue and could have a material adverse effect on our results of operations and financial position.
We rely extensively on information technology systems.
We rely on information technology systems and infrastructure to process transactions, summarize results and manage our business, including maintaining client marketing and advertising information. Our information technology systems are potentially vulnerable to outages, malicious intrusion and random attack. Likewise, data security incidents and breaches by employees and others with or without permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. Additionally, we utilize third parties, including cloud providers, to store, transfer or process data. While we have taken prudent measures to protect our data and information technology systems, there can be no assurance that our efforts will prevent outages or breaches in our systems that could adversely affect our reputation or business.
Government regulations and consumer advocates may limit the scope and content of our services, which could affect our ability to meet our clients’ needs, which could have a material adverse effect on our results of operations and financial position.
Government agencies and consumer groups directly or indirectly affect or attempt to affect the scope, content and manner of presentation of advertising, marketing and corporate communications services, through regulation or other governmental action. Any limitation on the scope or content of our services could affect our ability to meet our clients’ needs, which could have a material adverse effect on our results of operations and financial position. In addition, there has been a tendency on the part of businesses to resort to the judicial system to challenge advertising practices. Such actions by businesses or governmental agencies could have a material adverse effect on our results of operations and financial position in the future.
Government or legislative action may limit the tax deductibility of advertising expenditures by certain industries or for certain products and services. These actions could cause our clients affected by such actions to reduce their spending on our services which could have a material adverse effect on our results of operations and financial position.
Laws and regulations, related to user privacy, use of personal information and internet tracking technologies have been proposed or enacted in the United States and certain international markets. These laws and regulations could affect the acceptance of new communications technologies as advertising mediums. These actions could affect our business and reduce demand for certain of our services, which could have a material adverse effect on our results of operations and financial position.
We are a global service business and face certain risks of doing business abroad, including political instability and foreign exchange controls, which could have a material adverse effect on our results of operations and financial position.
We face a number of risks normally associated with a global service business. The operational and financial performance of our businesses are typically tied to overall economic and regional market conditions, competition for client assignments and talented staff, new business and the risks associated with extensive international operations. The risks of doing business abroad, including political instability and foreign exchange controls, do not affect domestic-focused firms. These risks could have a material adverse affect on our results of operations and financial position. For financial information on our operations by geographic area, see Note 8 to our consolidated financial statements.
We are exposed to risks from operating in developing countries.
We conduct business in numerous developing countries around the world. Some of the risks associated with conducting business in developing countries include: slower payment of invoices; social, political and economic instability; and foreign exchange controls. In addition, commercial laws in some developing countries can be vague, inconsistently administered and frequently changed. If we are deemed not to be in compliance with applicable laws in developing countries where we conduct business, our prospects and business in those countries could be harmed, which could then have a material adverse impact on our results of operations and financial position.

Holders of our convertible notes have the right to require us to repurchase up to $660 million of notes, in whole or in part, on specific dates in the future.
On July 31, 2012, $252.7 million of our Convertible Notes due July 31, 2032, or the 2032 Notes, may be put back to us for repurchase and on June 17, 2013, $406.6 million of our Convertible Notes due July 1, 2038, or the 2038 Notes, may be put back to us for repurchase. If our convertible notes are put back to us, we expect to have sufficient available cash and unused credit commitments to fund the repurchases. We also believe that we will have sufficient capacity under our $2.5 billion Credit Agreement, or Credit Agreement, to meet our cash requirements for our normal business operations after any repurchase. However, in the event that availability under our Credit Agreement or our cash flow from operations were to decrease, we may need to seek additional funding. There is no assurance that such additional financing would be available on comparable terms, if at all.
Downgrades of our debt credit ratings could adversely affect us.
Standard and Poor’s Rating Service, or S&P, rates our long-term debt BBB+ and Moody’s Investors Service, or Moody's, rates our long-term debt Baa1. Our short-term debt ratings are A2, and P2 by the respective agencies. Our outstanding senior notes, convertible notes and Credit Agreement do not contain provisions that require acceleration of cash payment upon a ratings downgrade. However, the interest rates and fees on our Credit Agreement would increase if our long-term debt credit ratings are downgraded. Additionally, our access to the capital markets could be adversely affected by downgrades in our short-term or long-term debt credit ratings.
Furthermore, the 2032 Notes and 2038 Notes are convertible at specified ratios if, in the case of the 2032 Notes, our long-term debt credit ratings are downgraded to BBB or lower by S&P, or Baa3 or lower by Moody’s or in the case of the 2038 Notes to BBB- or lower by S&P, and Ba1 or lower by Moody’s. These events would not, however, result in an adjustment of the number of shares issuable upon conversion and would not accelerate the holder’s right to cause us to repurchase the notes.
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
Goodwill may become impaired.
In accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP or GAAP, we have recorded a significant amount of goodwill in our consolidated financial statements resulting from our acquisition activities, which principally represents the specialized know-how of the workforce at the acquired businesses. As discussed in Note 3 to our consolidated financial statements, we test the carrying value of goodwill for impairment at least annually at the end of the second quarter and whenever events or circumstances indicate the carrying value may not be recoverable. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. While we have concluded, for each year presented in our financial statements included in this report, that our goodwill is not impaired, future events could cause us to conclude that the asset values associated with a given operation may become impaired. Any resulting impairment charge, although non-cash, could have a material adverse effect on our results of operations and financial position.
We could be affected by future laws or regulations enacted in response to climate change concerns and other actions.
Although our businesses may not be directly affected by current cap and trade laws and other requirements to reduce emissions, we could be in the future. However, we could also be affected indirectly by increased prices for goods or services provided to us by companies that are directly affected by these laws and regulations and pass their increased costs through to their customers. Additionally, to comply with potential future changes in environmental laws and regulations, we may need to incur additional costs. At this time, we cannot estimate what impact such costs may have on our results of operations and financial position.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We have offices throughout the world. The facility requirements of our businesses are similar across geographic regions and disciplines. Our facilities are primarily used by our employees to provide professional services to our clients. We believe that our facilities are in suitable and well-maintained condition for our current operations. Our principal corporate offices are located at 437 Madison Avenue, New York, New York; One East Weaver Street, Greenwich, Connecticut; and 1800 N. Military Trail, Boca Raton, Florida. We also maintain executive offices in London, England; Shanghai, China; and Singapore.
We lease substantially all our office facilities under operating leases that expire at various dates. Leases are generally denominated in the local currency of the operating business. Office base rent expense in 2011, 2010 and 2009 was $368.8 million, $358.1 million and $377.1 million, respectively, net of rent received from non-cancelable third-party subleases of $12.8 million, $16.3 million and $18.9 million, respectively.
Future minimum office base rent under non-cancelable operating leases, net of rent receivable from existing non-cancelable third-party subleases, is (in millions):

Net Rent

2012	$331.0
2013	276.5
2014	217.1
2015	171.8
2016	128.3
Thereafter	384.0

$1,508.7

See Note 17 to our consolidated financial statements for a discussion of our lease commitments and our MD&A for the impact of leases on our operating expenses.

Item 3.	Legal Proceedings
In the ordinary course of business we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed and traded on the New York Stock Exchange under the symbol “OMC.” On February 10, 2012, there were 2,697 holders of record of our common stock.
The quarterly high and low sales prices reported on the New York Stock Exchange Composite Tape for our common stock and the dividends paid per share for 2011 and 2010 were:

	High	Low	Dividends Paid Per Share
2011
First Quarter	$51.25	$44.57	$0.25
Second Quarter	49.78	44.61	0.25
Third Quarter	49.55	35.27	0.25
Fourth Quarter	45.65	35.34	0.25

2010
First Quarter	$40.29	$34.54	$0.20
Second Quarter	44.08	34.18	0.20
Third Quarter	40.00	33.50	0.20
Fourth Quarter	47.88	38.54	0.20
Stock repurchase activity during the three months ended December 31, 2011 was:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 2011	59,474	$39.92	—	—
November 2011	7,992	44.39	—	—
December 2011	2,957,816	43.40	—	—

	3,025,282	$43.33	—	—
During the three months ended December 31, 2011, we purchased 2,925,000 shares of our common stock in the open market for general corporate purposes and withheld 100,282 shares of our common stock from employees to satisfy estimated tax obligations primarily related to stock option exercises and vesting of restricted stock. The value of the common stock withheld was based upon the closing price of our common stock on the applicable exercise or vesting date.
There were no unregistered sales of equity securities during the three months ended December 31, 2011.
For information on securities authorized for issuance under our equity compensation plans, see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," which relevant information will be included under the caption "Equity Compensation Plans" in our definitive proxy statement, which is expected to be filed with the SEC by April 12, 2012.

Item 6.	Selected Financial Data
The following selected financial data should be read in conjunction with our consolidated financial statements and related notes that begin on page F-1 of this report, as well as our MD&A.

	(In millions, except per share amounts)
For the years ended December 31:	2011	2010	2009	2008	2007

Revenue	$13,872.5	$12,542.5	$11,720.7	$13,359.9	$12,694.0
Operating Income	1,671.1	1,460.2	1,374.9	1,689.4	1,659.1
Net Income - Omnicom Group Inc.	952.6	827.7	793.0	1,000.3	975.7
Net Income Per Common Share - Omnicom Group Inc.
Basic	3.38	2.74	2.54	3.17	2.95
Diluted	3.33	2.70	2.53	3.14	2.93
Dividends Declared Per Common Share	1.00	0.80	0.60	0.60	0.575
	(In millions)
At December 31:	2011	2010	2009	2008	2007

Cash and cash equivalents and short-term investments	$1,805.0	$2,300.0	$1,594.8	$1,112.4	$1,841.0
Total Assets	20,505.4	19,566.1	17,920.7	17,318.4	19,271.7
Long-Term Obligations:
Long-term notes payable	2,523.5	2,465.1	1,494.6	1,012.8	1,013.2
Convertible debt	659.4	659.5	726.0	2,041.5	2,041.5
Long-term liabilities	602.0	576.5	462.0	444.4	481.2
Total Shareholders’ Equity	3,504.3	3,580.5	4,194.8	3,522.8	4,091.7
Effective January 1, 2009, we retrospectively adopted new accounting standards included in the FASB Accounting Standards Codification, or FASB ASC, Topic 260, Earnings Per Share, with respect to allocating earnings to participating securities in applying the two-class method of calculating earnings per share. Net Income Per Common Share - Omnicom Group Inc. amounts for 2008 and 2007 have been restated in accordance with the new accounting standard.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We are a strategic holding company. We provide professional services to clients through multiple agencies around the world. On a global, pan-regional and local basis, our agencies provide these services in the following disciplines: advertising, customer relationship management, or CRM, public relations and specialty communications. Our business model was built and continues to evolve around our clients. While our agencies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. The fundamental premise of our business is that our clients’ specific requirements should be the central focus in how we deliver our services and allocate our resources. This client-centric business model results in multiple agencies collaborating in formal and informal virtual networks that cut across internal organizational structures to deliver consistent brand messages for a specific client and execute against each of our clients’ specific marketing requirements. We continually seek to grow our business with our existing clients by maintaining our client-centric approach, as well as expanding our existing business relationships into new markets and with new clients. In addition, we pursue selective acquisitions of complementary companies with strong entrepreneurial management teams that typically currently serve or have the ability to serve our existing client base.
As a leading global advertising, marketing and corporate communications company, we operate in all major markets around the world. We have a large and diverse client base. Our largest client accounted for 2.6% of our 2011 revenue and no other client accounted for more than 2.1% of our 2011 revenue. Our top 100 clients accounted for approximately 50% of our 2011 revenue. Our business is spread across a significant number of industry sectors with no one industry comprising more than 16% of our 2011 revenue. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.

In 2011, our revenue increased 10.6% compared to 2010. The increase reflects strong operating performance by our agencies, positive impact from foreign currency translation and an improvement in business conditions in our industry over 2010. Revenue increased across all our disciplines and geographic areas driven by strong operating performance in most of the developed markets we operate in and continued growth in the emerging markets in Asia and Latin America.
Our business and financial performance are impacted by global economic conditions. In 2011, the United States experienced modest economic growth and the major economies of Asia and Latin America continued to expand. However, Europe continued to experience economic difficulty and the economic conditions in Europe continue to be negatively affected by the ongoing European sovereign debt crisis. If the economic conditions worsen, the downturn may expand beyond Europe and could cause reductions in client spending levels and adversely affect our results of operations and financial position. We will continue to closely monitor economic conditions, client spending and other factors, and in response to reductions in client spending, if necessary, we will take actions available to us to align our cost structure and manage working capital. There can be no assurance whether, or to what extent, our efforts to mitigate any impact of future economic conditions, reductions in client spending patterns, changes in client creditworthiness and other developments will be effective.
In the near term, barring unforeseen events and excluding foreign exchange impacts, as a result of increases in client spending and new business activities we expect our 2012 revenue to increase modestly in excess of average nominal GDP growth in our major markets. We expect to continue to identify acquisition opportunities that will build on the core capabilities of our strategic business platforms, expand our operations in the emerging markets and enhance our capabilities to leverage new technologies that are being used by marketers today.
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
Effective February 1, 2011, we acquired a controlling interest in the Clemenger Group, our affiliate in Australia and New Zealand increasing our equity ownership to 73.7% from 46.7%. In connection with this transaction, we recorded a non-cash gain of $123.4 million in the first quarter of 2011 resulting from the remeasurement of the carrying value of our equity interest to the acquisition date fair value. This acquisition has and will continue to help us to further develop our combined businesses throughout the Asia Pacific region and further enhance our global capabilities.
We have an objective of improving EBITA margins to 2007 levels for the full year 2012. In connection with this objective, during 2011 we reviewed our businesses with a focus on enhancing our strategic position, improving our operations and rebalancing our workforce. As part of this process, we disposed of certain non-core and underperforming businesses and repositioned others. As a result of these actions, we incurred charges of $131.3 million in the first quarter of 2011 for severance, real estate lease terminations and asset and goodwill write-offs related to disposals and other costs. We expect that revenue from the acquisitions completed in 2011 will exceed the loss of revenue from these dispositions. While the bulk of this process is behind us, we continue to perform reviews of all our businesses and we will take actions, where appropriate, to reposition underperforming businesses. During 2011, we incurred total severance charges of $201 million, including the $92.8 million of severance costs incurred in the first quarter. We will also continue to pursue operational consolidations to further drive efficiencies in our back office functions.
Given our size and breadth, we manage our business by monitoring several financial indicators. The key indicators that we review focus on revenue and operating expenses.
We analyze revenue growth by reviewing the components and mix of the growth, including growth by major geographic location, growth by major marketing discipline, growth from currency fluctuations, growth from acquisitions and growth from our largest clients. In recent years, our revenue has been generally balanced between our domestic and international operations. Revenue in 2011 increased 10.6% compared to 2010, of which 6.1% was organic growth, 2.6% was related to changes in foreign exchange rates and 1.9% was related to acquisitions, net of dispositions. Across our geographic markets revenue increased 5.5% in the United States, 12.5% in the United Kingdom, 4.9% in our Euro markets and 30.7% in our other markets, primarily Asia and Latin America. The increase in revenue in 2011 compared to 2010 in our four fundamental disciplines was: advertising 12.7%, CRM 11.4%, public relations 6.0% and specialty communications 1.6%.
We measure operating expenses in two distinct cost categories: salary and service costs and office and general expenses. Salary and service costs are primarily comprised of employee compensation and related costs and direct service costs. Office and general expenses are primarily comprised of rent and occupancy costs, technology costs, depreciation and amortization and other overhead expenses. Each of our agencies requires professionals with a skill set that is common across our disciplines. At the core of this skill set is the ability to understand a client’s brand or product and its selling proposition and the ability to develop a unique message to communicate the value of the brand or product to the client’s target audience. The facility requirements of our agencies are also similar across geographic regions and disciplines, and their technology requirements are generally limited to personal computers, servers and off-the-shelf software. Because we are a service business, we monitor salary and service costs and office and general costs in relation to revenue.
Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased 11.2% in 2011 compared to 2010, reflecting growth in our business, as well as an increase in severance of approximately $100 million to $201 million, including our repositioning actions in the first quarter of 2011. The increase in salary and service costs was partially offset by the associated cost savings from these head count reductions.
Office and general expenses are less directly linked to changes in revenue than salary and service costs. Office and general expenses increased 4.4% in 2011 compared to 2010, reflecting a decrease of $123.4 million related to the non-cash remeasurement gain recorded in the first quarter of 2011 in connection with the acquisition of the controlling interest in the Clemenger Group partially offset by $38.5 million of charges taken in the first quarter of 2011 related to our repositioning actions. Excluding the impact of the remeasurement gain and the impact of the repositioning actions, office and general expenses increased by 9.0% in 2011.
Net income - Omnicom Group Inc. in 2011 increased $124.9 million, or 15.1%, to $952.6 million from $827.7 million in 2010. The year-over-year increase in net income - Omnicom Group Inc. is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 23.3% to $3.33 in 2011, compared to $2.70 in 2010 due to the factors described above, as well as the reduction in our weighted average common shares outstanding. This reduction was the result of repurchases of our common stock during the fourth quarter of 2010 through 2011, net of stock option exercises and shares issued under our employee stock purchase plan.
Critical Accounting Policies and New Accounting Standards
Critical Accounting Policies
The following summary of our critical accounting policies assists the reader in better understanding our financial statements and the related discussion in this MD&A. We believe that the following policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. Readers are encouraged to consider this summary together with our financial statements and the related notes, including our discussion in Note 3 describing our accounting policies in greater detail, for a more complete understanding of critical accounting policies discussed below.
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
Acquisitions and Goodwill: We have made and expect to continue to make selective acquisitions. In making acquisitions, the valuation of potential acquisitions is based on various factors, including specialized know-how, reputation, competitive position, geographic coverage and service offerings of the target businesses, as well as our experience and judgment.
Business combinations are accounted for using the acquisition method and, accordingly, the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired business are recorded at their acquisition date fair values. In circumstances where control is obtained and less than 100% of an entity is acquired, we record 100% of the goodwill acquired. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed as incurred. Any liability for contingent purchase price obligations (earn-outs) is recorded at the acquisition date fair value. Subsequent changes in the fair value of the earn-out liability are recorded in our results of operations. The results of operations of acquired businesses are included in our results of operations from the acquisition date. In 2011, we completed twelve acquisitions of new subsidiaries and made additional investments in businesses in which we had an existing minority ownership interest. Goodwill from these transactions was $649.1 million. In addition, for acquisitions completed prior to January 1, 2009, we made contingent purchase price payments (earn-outs) of $79.2 million, which were included in goodwill.
A summary of our contingent purchase price obligations for acquisitions completed prior to January 1, 2009 is contained in the “Liquidity and Capital Resources” section of this MD&A. The amount of contingent purchase price obligations is based on future performance. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued, in accordance with U.S. GAAP, when the contingency is resolved and payment is certain.
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
We evaluate goodwill for impairment at least annually at the end of the second quarter of the year. We identified our regional reporting units as components of our operating segments, which are our five agency networks. The regional reporting units of each agency network are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our client-centric strategy for delivering services to clients in their regions. We have concluded that for each of our operating segments, their regional reporting units have similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in FASB ASC Topic 280, Segment Reporting, and the guidance set forth in FASB ASC Topic 350, Intangibles - Goodwill and Other. Consistent with our fundamental business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics, including similar costs and long-term profit contribution. The main economic components of each agency are employee compensation and related costs and direct service costs and office and general costs, which include rent and occupancy costs, technology costs that are generally limited to personal computers, servers and off-the-shelf software and other overhead expenses. Finally, the expected benefits of our acquisitions are typically shared across multiple agencies and regions as they work together to integrate the acquired agency into our client service strategy.
Estimates and Assumptions - Goodwill Impairment Review: We use the following valuation methodologies to determine the fair value of our reporting units: (1) the income approach, which utilizes discounted expected future cash flows, (2) comparative market participant multiples for EBITDA (earnings before interest, taxes, depreciation and amortization), and (3) when available, consideration of recent and similar purchase acquisition transactions.
In applying the income approach, we use estimates to derive the expected discounted cash flows (“DCF”) for each reporting unit that serves as the basis of our valuation. These estimates and assumptions include revenue growth and operating margin, EBITDA, tax rates, capital expenditures, weighted average cost of capital and related discount rates and expected long-term cash flow growth rates. All of these estimates and assumptions are affected by conditions specific to our businesses, economic conditions related to the industry we operate in, as well as conditions in the global economy. The assumptions that have the most significant effect on our valuations derived using a DCF methodology are: (1) the expected long-term growth rate of our reporting units’ cash flows and (2) the weighted average cost of capital (“WACC”).
The range of assumptions used for the long-term growth rate and WACC in our evaluations as of June 30, 2011 and 2010 were:

	June 30,

	2011	2010

Long-Term Growth Rate	4.0%	4.0%
WACC	10.5% - 11.2%	10.3% - 10.9%
Long-term growth rates represent our estimate of a conservative long-term growth rate for the industry we operate in and the global economy. The average historical revenue growth rate of our reporting units for the past ten years was approximately 7.6% and the average GDP growth of the countries comprising our major markets that account for substantially all of our revenue, or Average Nominal GDP, was 4.0% over the same period. We considered this history when determining the long-term growth rates used in our annual impairment test at June 30, 2011. We believe marketing expenditures over the long term have a high correlation to GDP. We also believe, based on our historical performance, that our long-term growth rate will exceed Average Nominal GDP growth. For our annual test as of June 30, 2011, we used an estimated long-term growth rate of 4.0% for all of our reporting units.

When performing our annual impairment test as of June 30, 2011 and estimating the future cash flows of our reporting units, we also considered the changes in the economic outlook in mid-year 2011. In the first half of 2011, we experienced an increase in our revenue of 6.2%, which excludes growth from acquisitions and foreign exchange movements. We estimated growth rates for the subsequent six years that reflect a reduction from current business conditions.
The risk-adjusted discount rate used in our DCF analysis represents the estimated WACC for each of our reporting units. The WACC is comprised of (1) a risk-free rate of return, (2) a business risk index ascribed to us and to companies in our industry comparable to our reporting units based on a market derived variable that measures the volatility of the share price of equity securities relative to the volatility of the overall equity market, (3) an equity risk premium that is based on the rate of return on equity of publicly traded companies with business characteristics comparable to our reporting units, and (4) a current after-tax market rate of return on debt of companies with business characteristics similar to our reporting units, each weighted by the relative market value percentages of our equity and debt. The slight increase in the WACC used at June 30, 2011 compared to June 30, 2010 was primarily the result of an increase in the long-term U.S. Treasury bond, the risk-free rate of return used.
Sensitivity Analysis and Conclusion - Goodwill Impairment Review: Consistent with our fundamental business strategy, the agencies within our reporting units serve similar clients in similar industries and in many cases the same clients. In addition, the agencies within our reporting units have similar economic characteristics, as the main economic components of each agency are employee compensation and related costs and direct service costs and office and general costs, which include rent and occupancy costs, technology costs and other overhead expenses.
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
The decline in the fair value of our reporting units that would need to occur in order to fail step 1 of our goodwill impairment test (the “Threshold”) is (in millions):

	June 30, 2011		June 30, 2010

Reporting Units	Goodwill	Threshold	Goodwill	Threshold

1 and 2	$2,355.2	>65%	$1,792.6	>60%
3 and 4	$2,224.4	>85%	$2,112.6	>70%
5	$3,922.8	>65%	$3,565.7	>55%
Based on the analysis described above, we concluded that our goodwill was not impaired as of June 30, 2011, because the fair values of each of our reporting units were substantially in excess of their respective net book values. Notwithstanding our belief that the assumptions we used in our impairment testing for our WACC and long-term growth rate are reasonable, we performed a sensitivity analysis for each of our reporting units. The results of this sensitivity analysis on our annual impairment test as of June 30, 2011 revealed that if our WACC was increased by 1% and/or our long-term growth rate was decreased by 1%, the fair value of each of our reporting units would continue to be substantially in excess of their respective net book values and pass step 1 of the impairment test.
We will continue to perform our impairment test at the end of the second quarter of each year unless events or circumstances trigger the need for an interim evaluation for impairment. The estimates we use in testing our goodwill for impairment do not constitute forecasts or projections of future results of operations, but rather are estimates and assumptions based on historical results and assessments of macroeconomic factors affecting our reporting units. We believe that our estimates and assumptions are reasonable, but they are subject to change from period to period. Actual results of operations and other factors will likely differ from the estimates used in our discounted cash flow valuation and it is possible that differences could be material. A change in the estimates we use could result in a decline in the estimated fair value of one or more of our reporting units from the amounts derived as of our latest valuation and could cause us to fail step 1 of our goodwill impairment test if the estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. A large decline in estimated fair value of a reporting unit could result in a non-cash impairment charge and may have an adverse effect on our results of operations and financial position. Subsequent to our annual evaluation of the carrying value of goodwill at June 30, 2011, there were no events or circumstances that triggered the need for an interim evaluation for impairment.

Additional information about acquisitions and goodwill appears in Notes 3 and 6 to our consolidated financial statements.

Revenue Recognition: We recognize revenue in accordance with FASB ASC Topic 605, Revenue Recognition, and applicable SEC Staff Accounting Bulletins. Substantially all of our revenue is derived from fees for services or a rate per hour or equivalent basis. Revenue is realized when the service is performed in accordance with terms of each client arrangement, upon completion of the earnings process and when collection is reasonably assured. Prior to recognizing revenue, persuasive evidence of an arrangement must exist, the sales price must be fixed or determinable and delivery, performance and acceptance must be in accordance with the client arrangement. These principles are the foundation of our revenue recognition policy and apply to all client arrangements in each of our service disciplines: advertising, CRM, public relations and specialty communications. Certain of our businesses earn a portion of their revenue as commissions based upon performance in accordance with client arrangements. Because the services that we provide across each of our disciplines are similar and delivered to clients in similar ways, all of the key elements in revenue recognition apply to client arrangements in each of our four disciplines.

In the majority of our businesses, we act as an agent and record revenue equal to the net amount retained, when the fee or commission is earned. Although we may bear credit risk in respect of these activities, the arrangements with our clients are such that we act as an agent on their behalf. In these cases, costs incurred with external suppliers are excluded from our revenue. In certain arrangements, we act as principal and we contract directly with media providers and production companies and are responsible for payment. In these arrangements, revenue is recorded at the gross amount billed since revenue has been earned for the sale of goods or services. Revenue is recorded net of sales, use and value added taxes.

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

Employee Share-Based Compensation: Employee share-based compensation is measured at the grant date fair value based on the fair value of the award. We use the Black-Scholes option valuation model to determine the fair value of stock option awards. This valuation model uses several assumptions and estimates such as expected life, rate of risk free interest, volatility and dividend yield. If different assumptions and estimates were used to determine the fair value, our actual results of operations and cash flows would likely differ from the estimates used and it is possible that differences and changes could be material. The fair value of restricted stock awards is determined using the closing price of our common stock on the grant date. Additional information about these assumptions and estimates appears in Note 3 to our consolidated financial statements.

Share-based employee compensation expense in 2011, 2010 and 2009, was $74.5 million, $69.3 million and $78.6 million, respectively. Information about our specific awards and stock plans can be found in Note 12 to our consolidated financial statements.

New Accounting Standards

Additional information regarding new accounting guidance can be found in Note 2 to our consolidated financial statements. Note 3 to our consolidated financial statements provides a summary of our significant accounting policies.

Results of Operations - 2011 Compared to 2010:

	(In millions)

	2011	2010

Revenue	$13,872.5	$12,542.5
Operating Expenses:
Salary and service costs	10,250.6	9,214.2
Office and general expenses	1,950.8	1,868.1

Total Operating Expenses	12,201.4	11,082.3
Add back: Amortization of intangible assets	91.4	70.8

	12,110.0	11,011.5
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	1,762.5	1,531.0
EBITA Margin - %	12.7%	12.2%
Deduct: Amortization of intangible assets	91.4	70.8

Operating Income	1,671.1	1,460.2
Operating Margin - %	12.0%	11.6%
Interest Expense	158.1	134.7
Interest Income	36.0	24.9
Income Before Income Taxes and Income From Equity Method Investments	1,549.0	1,350.4
Income Tax Expense	505.8	460.2
Income From Equity Method Investments	17.2	33.5

Net Income	1,060.4	923.7
Less: Net Income Attributed To Noncontrolling Interests	107.8	96.0

Net Income - Omnicom Group Inc.	$952.6	$827.7

EBITA, which we define as earnings before interest, taxes and amortization of intangible assets, and EBITA Margin, which we define as EBITA divided by Revenue, are Non-GAAP measures. We use EBITA and EBITA Margin as additional operating performance measures which exclude the non-cash amortization expense of acquired intangible assets. The table above reconciles EBITA and EBITA Margin to the U.S. GAAP financial measure of Operating Income for the periods presented. We believe that EBITA and EBITA Margin are useful measures to evaluate the performance of our businesses. Non-GAAP financial measures should not be considered in isolation from or as a substitute for financial information presented in compliance with U.S. GAAP. Non-GAAP financial measures reported by us may not be comparable to similarly titled amounts reported by other companies.
Revenue: Revenue in 2011 increased 10.6%, to $13,872.5 million from $12,542.5 million in 2010. Organic growth increased revenue by $770.6 million, foreign exchange impacts increased revenue by $323.4 million and acquisitions, net of dispositions, increased revenue by $236.0 million.
The components of 2011 revenue change in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%

December 31, 2010	$12,542.5		$6,683.1		$5,859.4
Components of revenue change:
Foreign exchange impact	323.4	2.6%	—	—%	323.4	5.5%
Acquisitions, net of dispositions	236.0	1.9%	(21.9)	(0.3)%	257.9	4.4%
Organic growth	770.6	6.1%	387.5	5.8%	383.1	6.5%

December 31, 2011	$13,872.5	10.6%	$7,048.7	5.5%	$6,823.8	16.5%

The components and percentages are calculated as follows:

•
The foreign exchange impact is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $13,549.1 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $13,872.5 million less $13,549.1 million for the Total column in the table).

•
The acquisition component is calculated by aggregating the applicable prior period revenue of the acquired businesses, less revenue of any business included in the prior period revenue that was disposed of subsequent to the period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition revenue components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component (in the case $12,542.5 million for the Total column in the table).

Revenue for 2011 and the percentage change from 2010 in our primary geographic markets were (in millions):

	$	% Change

United States	$7,048.7	5.5%
Euro Markets	2,579.5	4.9%
United Kingdom	1,227.0	12.5%
Other	3,017.3	30.7%

	$13,872.5	10.6%

For 2011, foreign exchange impacts increased our revenue by 2.6%, or $323.4 million, compared to 2010. The most significant impacts resulted from the weakening of the U.S. Dollar against the Euro, Australian Dollar and British Pound.
Assuming exchange rates at February 10, 2012 remain unchanged, we expect foreign exchange impacts to decrease 2012 revenue by approximately 1.5%.
Due to a variety of factors, in the normal course, our agencies both gain and lose business from clients each year. The net result in 2011 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with our largest clients. Revenue from our largest client represented 2.6% and 3.0% of our revenue in 2011 and 2010 respectively. No other client represented more than 2.1% of revenue in 2011 or more than 2.4% of revenue in 2010. Our ten largest and 100 largest clients represented 18.0% and 50.3% of our 2011 revenue, respectively and 18.0% and 50.6% of our 2010 revenue, respectively.
Driven by our clients’ continuous demand for more effective and efficient marketing activities, we strive to provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. These services include advertising, brand consultancy, corporate social responsibility consulting, crisis communications, custom publishing, data analytics, database management, direct marketing, entertainment marketing, environmental design, experiential marketing, field marketing, financial/corporate business-to-business advertising, interactive marketing, marketing research, media planning and buying, mobile marketing, multi-cultural marketing, non-profit marketing, public affairs, public relations, recruitment communications, reputation consulting, retail marketing, search engine marketing, social media marketing and sports and event marketing. In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories: advertising, CRM, public relations and specialty communications.

Revenue for 2011 and 2010 and revenue change by discipline was (in millions):

	Year Ended December 31,

	2011		2010		2011 vs 2010

	$	% of Revenue	$	% of Revenue	$ Change	% Change

Advertising	$6,401.2	46.1%	$5,679.0	45.3%	$722.2	12.7%
CRM	5,067.3	36.5%	4,547.9	36.3%	519.4	11.4%
Public relations	1,215.0	8.8%	1,145.7	9.1%	69.3	6.0%
Specialty communications	1,189.0	8.6%	1,169.9	9.3%	19.1	1.6%

	$13,872.5		$12,542.5		$1,330.0	10.6%

Operating Expenses: Operating expenses for 2011 compared to 2010 were (in millions):

	Year Ended December 31,

	2011			2010			2011 vs 2010

	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change

Revenue	$13,872.5			$12,542.5			$1,330.0	10.6%
Operating Expenses:
Salary and service costs	10,250.6	73.9%	84.0%	9,214.2	73.5%	83.1%	1,036.4	11.2%
Office and general expenses	1,950.8	14.1%	16.0%	1,868.1	14.9%	16.9%	82.7	4.4%

Operating Expenses	12,201.4	88.0%		11,082.3	88.4%		1,119.1	10.1%

Operating Income	$1,671.1	12.0%		$1,460.2	11.6%		$210.9	14.4%

Repositioning Actions and Remeasurement Gain: In the first quarter of 2011, we recorded $131.3 million of charges related to our repositioning actions. Additionally, in the first quarter of 2011 we recorded a $123.4 million remeasurement gain related to the acquisition of the controlling interest in the Clemenger Group, our affiliate in Australia and New Zealand. The impact on operating expenses of these transactions for the year ended December 31, 2011 was (in millions):

	Increase (Decrease)

	Repositioning Actions	Remeasurement Gain

Salary and service costs	$92.8
Office and general expenses	38.5	$(123.4)

	$131.3	$(123.4)

Operating Expenses: Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased 11.2% in 2011 compared to 2010. This increase reflects growth in our business, as well as increased compensation costs, including freelance labor and incentive compensation and an increase in severance of approximately $100 million to $201 million, including our repositioning actions in the first quarter of 2011. The increase in salary and service costs was partially offset by the associated cost savings from these head count reductions.
Office and general expenses are less directly linked to changes in our revenue than salary and service costs. Office and general expenses increased 4.4% in 2011 compared to 2010, reflecting a decrease of $123.4 million related to the non-cash remeasurement gain recorded in connection with the acquisition of the controlling interest in the Clemenger Group in the first quarter of 2011, partially offset by $38.5 million of charges related to our repositioning actions in the first quarter of 2011. Excluding the net decrease of $84.9 million related to the remeasurement gain and the charges for our repositioning actions, office and general expenses were $2,035.7 million in 2011, an increase of 9.0%. See Note 11 to our consolidated financial statements for additional information regarding our repositioning actions.
As a result of the above changes, operating margins increased to 12.0% in 2011 from 11.6% in 2010 and EBITA margins increased to 12.7% in 2011 from 12.2% in 2010.
Net Interest Expense: Net interest expense increased to $122.1 million in 2011, compared to $109.8 million in 2010. Interest expense increased $23.4 million to $158.1 million. The increase in interest expense was primarily due to increased interest expense resulting from the issuance of our 4.45% Senior Notes due 2020 in August 2010, partially offset by a net reduction in interest expense resulting from the interest rate swaps on our 2016 Notes entered into in August 2010. The interest rate swaps were settled with the counterparties in August 2011 resulting in a deferred gain of $33.2 million that is being amortized over the remaining life of the 2016 Notes as a reduction of interest expense. Interest income increased $11.1 million to $36.0 million in 2011. The increase in interest income was attributable to higher foreign cash balances available for investment.
See “Liquidity and Capital Resources” and “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of our indebtedness and related matters.
Income Taxes: Our effective tax rate for 2011 decreased to 32.7%, compared to 34.1% for 2010. The decrease in the effective tax rate was caused by the following items recorded in the first quarter of 2011 (in millions):

	Increase (Decrease)

	Income Before Income Taxes	Income Tax Expense

Repositioning actions	$(131.3)	$(39.5)
Remeasurement gain	123.4	2.8
Charge for uncertain tax positions	—	9.0

	$(7.9)	$(27.7)

The tax benefit on the repositioning actions was calculated based on the jurisdictions where the charges were incurred and reflects the likelihood that we will be unable to obtain a tax benefit for all charges incurred. The remeasurement gain resulting from the acquisition of the controlling interest in Clemenger created a difference between the book basis and tax basis of our investment. Because this basis difference is not expected to reverse, no deferred taxes were provided and the tax provision recorded represents the incremental U.S. tax on acquired historical unremitted earnings. The $9.0 million charge resulted from adjustments to U.S. income tax returns for calendar years 2005, 2006 and 2007, that were agreed upon and recorded in the first quarter of 2011. The examination of those returns is closed.
Net Income Per Common Share - Omnicom Group Inc.: For the foregoing reasons, net income - Omnicom Group Inc. in 2011 increased $124.9 million, or 15.1%, to $952.6 million, compared to $827.7 million in 2010. Diluted net income per common share - Omnicom Group Inc. increased 23.3% to $3.33 in 2011, compared to $2.70 in 2010 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding. This reduction was the result of repurchases of our common stock during the fourth quarter of 2010 through 2011, net of stock option exercises and shares issued under our employee stock purchase plan.

Results of Operations - 2010 Compared to 2009:

	(In millions)

	2010	2009

Revenue	$12,542.5	$11,720.7
Operating Expenses:
Salary and service costs	9,214.2	8,450.6
Office and general expenses	1,868.1	1,895.2

Total Operating Expenses	11,082.3	10,345.8
Add back: Amortization of intangible assets	70.8	56.3

	11,011.5	10,289.5
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	1,531.0	1,431.2
EBITA Margin - %	12.2%	12.2%
Deduct: Amortization of intangible assets	70.8	56.3

Operating Income	1,460.2	1,374.9
Operating Margin - %	11.6%	11.7%
Interest Expense	134.7	122.2
Interest Income	24.9	21.5
Income Before Income Taxes and Income From Equity Method Investments	1,350.4	1,274.2
Income Tax Expense	460.2	433.6
Income From Equity Method Investments	33.5	30.8

Net Income	923.7	871.4
Less: Net Income Attributed To Noncontrolling Interests	96.0	78.4

Net Income - Omnicom Group Inc.	$827.7	$793.0

EBITA, which we define as earnings before interest, taxes and amortization of intangible assets, and EBITA Margin, which we define as EBITA divided by Revenue, are Non-GAAP measures. We use EBITA and EBITA Margin as additional operating performance measures which exclude the non-cash amortization expense of acquired intangible assets. The table above reconciles EBITA and EBITA Margin to the U.S. GAAP financial measure of Operating Income for the periods presented. We believe that EBITA and EBITA Margin are useful measures to evaluate the performance of our businesses. Non-GAAP financial measures should not be considered in isolation from or as a substitute for financial information presented in compliance with U.S. GAAP. Non-GAAP financial measures reported by us may not be comparable to similarly titled amounts reported by other companies.
Revenue: Revenue in 2010 increased 7.0% to $12,542.5 million from $11,720.7 million in 2009. Organic growth increased revenue by $749.1 million, foreign exchange impacts increased revenue by $17.1 million and acquisitions, net of dispositions, increased revenue by $55.6 million.
The components of 2010 revenue change in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%

December 31, 2009	$11,720.7		$6,178.4		$5,542.3
Components of revenue change:
Foreign exchange impact	17.1	0.1%	—	—%	17.1	0.3%
Acquisitions, net of dispositions	55.6	0.5%	(30.7)	(0.5)%	86.3	1.6%
Organic growth	749.1	6.4%	535.4	8.7%	213.7	3.9%

December 31, 2010	$12,542.5	7.0%	$6,683.1	8.2%	$5,859.4	5.7%

The components and percentages are calculated as follows:

•
The foreign exchange impact is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $12,525.4 million for the Total column in the table for the year). The foreign exchange impact equals the difference between the current period revenue in U. S. Dollars and the current period revenue in constant currency (in this case$12,542.5 million less $12,525.4 million for the Total column in the table).

•
The acquisition component is calculated by aggregating the applicable prior period revenue of the acquired businesses, less revenue of any business included in the prior period revenue that was disposed of subsequent to the prior period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition revenue components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($11,720.7 million for the Total column in the table).
Revenue in 2010 and the percentage change from 2009 in our primary geographic markets were (in millions):

	$	% Change

United States	$6,683.1	8.2%
Euro Markets	2,459.3	(3.6)%
United Kingdom	1,090.2	4.3%
Other	2,309.9	18.7%

	$12,542.5	7.0%

Foreign exchange impacts increased our 2010 revenue by $17.1 million. The most significant impacts resulted from the weakening of the U.S. Dollar against the Canadian Dollar, Brazilian Real, Australian Dollar, South African Rand and Japanese Yen, partially offset by the strengthening of the U.S. Dollar against the Euro and British Pound.
Due to a variety of factors, in the normal course, our agencies both gain and lose business from clients each year. The net result in 2010 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with our largest clients. Revenue from our largest client represented 3.0% and 3.1% of our revenue in 2010 and 2009, respectively. No other client represented more than 2.4% of revenue in 2010 or more than 2.5% of revenue in 2009. Our ten largest and 100 largest clients represented 18.0% and 50.6% of our 2010 revenue, respectively, and 17.8% and 50.4% of our 2009 revenue, respectively.
Revenue for 2010 and 2009 and revenue change by discipline was: (in millions):

	Year Ended December 31,

	2010		2009		2010 vs 2009
	$	% of Revenue	$	% of Revenue	$ Change	% Change

Advertising	$5,679.0	45.3%	$5,301.4	45.2%	$377.6	7.1%
CRM	4,547.9	36.3%	4,272.3	36.5%	275.6	6.5%
Public relations	1,145.7	9.1%	1,075.3	9.2%	70.4	6.5%
Specialty communications	1,169.9	9.3%	1,071.7	9.1%	98.2	9.2%

	$12,542.5		$11,720.7		$821.8	7.0%

Operating Expenses: Operating expenses for 2010 compared to 2009 were (in millions):

	Year Ended December 31,

	2010			2009			2010 vs 2009

	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change

Revenue	$12,542.5			$11,720.7			$821.8	7.0%
Operating Expenses:
Salary and service costs	9,214.2	73.5%	83.1%	8,450.6	72.1%	81.7%	763.6	9.0%
Office and general expenses	1,868.1	14.9%	16.9%	1,895.2	16.2%	18.3%	(27.1)	(1.4)%

Operating Expenses	11,082.3	88.4%		10,345.8	88.3%		736.5	7.1%

Operating Income	$1,460.2	11.6%		$1,374.9	11.7%		$85.3	6.2%

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
Net Interest Expense: Net interest expense increased to $109.8 million in 2010, as compared to $100.7 million in 2009. Gross interest expense increased $12.5 million to $134.7 million. The increase was primarily due to increased interest resulting from our 6.25% Senior Notes issued in July 2009, our 4.45% Senior Notes issued in August 2010 and amortization of supplemental interest payments made on our Convertible Notes due 2038. This increase was partially offset by lower interest expense resulting from no borrowings under our Credit Agreement during 2010 and decreases in amortization of supplemental interest payments made in prior periods on our Convertible Notes due 2031 and our Convertible Notes due 2032, as well as a net reduction in interest expense on our 2016 Notes resulting from our interest rate swap entered into in August 2010. Gross interest income increased $3.4 million to $24.9 million in 2010. This increase was attributable to higher foreign cash balances available for investment and higher investment rates.
Income Taxes: Our 2010 consolidated effective income tax rate was 34.1%, which increased slightly from 34.0% in 2009.
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

Liquidity and Capital Resources
Cash Sources and Requirements, Including Contractual Obligations
Historically, the majority of our non-discretionary cash requirements have been funded from operating cash flow and cash on hand. Working capital is our principal non-discretionary funding requirement. In addition, we have contractual obligations related to our senior notes and convertible notes, our recurring business operations, primarily related to lease obligations, as well as certain contingent acquisition obligations (earn-outs) related to acquisitions made in prior years.
Our principal discretionary cash requirements include dividend payments to our shareholders, capital expenditures, payments for strategic acquisitions and repurchases of our common stock. In addition, we pay dividends to shareholders of noncontrolling interests in our subsidiaries.
Our discretionary spending is funded from operating cash flow and cash on hand. In addition, depending on the level of our discretionary activity, we may use other available sources of funding such as issuing commercial paper, borrowing under our Credit Agreement or other long-term borrowings to finance these activities. We expect that we should be able to fund both our discretionary and non-discretionary cash requirements for 2012 without incurring additional long-term debt. However, we may access the capital markets at any time if favorable conditions exist.
We have a seasonal cash requirement normally peaking during the second quarter primarily due to the timing of payments for incentive compensation, income taxes and contingent acquisition obligations. This typically results in a net borrowing requirement that decreases over the course of the year and at the end of the calendar year we expect to have cash invested.
At December 31, 2011, our cash and cash equivalents decreased by $507.5 million from December 31, 2010. The components of the decrease for 2011 are (in millions):

Sources

Cash flow from operations		$1,315.3
Less change in working capital and proceeds from termination of interest rate swaps		68.0

Principal cash sources		1,247.3
Uses

Capital expenditures	$(185.5)
Dividends paid	(269.1)
Dividends paid to shareholders of noncontrolling interests	(101.3)
Acquisition payments, including contingent acquisition obligations of $72.7, and acquisition of additional shares of noncontrolling interests of $38.8, net of cash acquired, less net proceeds from sale of investments of $14.6	(427.9)
Repurchase of common stock of $849.0, net of proceeds from stock option exercises and stock sold to our employee stock purchase plan of $117.5 and tax benefits of $30.4	(701.1)

Principal cash uses		(1,684.9)

Principal cash uses in excess of principal cash sources		(437.6)
Exchange rate changes		(42.5)
Financing activities and other		(95.4)
Add back change in working capital and proceeds from termination of interest rate swaps		68.0

Decrease in cash and cash equivalents		$(507.5)

Principal Cash Sources and Principal Cash Uses amounts are Non-GAAP financial measures. These amounts exclude changes in working capital and other investing and financing activities, including commercial paper issuances and redemptions used to fund working capital changes. This presentation reflects the metrics used by us to assess our sources and uses of cash and was derived from our statement of cash flows. We believe that this presentation is meaningful for understanding the primary sources and primary uses of our cash flow. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with U.S. GAAP. Non-GAAP financial measures as reported by us may not be comparable to similarly titled amounts reported by other companies. Additional information regarding our cash flows can be found in our consolidated financial statements.

Cash Management
We manage our cash and liquidity centrally through our regional treasury centers in North America, Europe and Asia. The regional treasury centers are managed by our wholly-owned finance subsidiaries. Each day, operations with excess funds invest these funds with their regional treasury center. Likewise, operations that require funding borrow funds from their regional treasury center. The treasury centers aggregate the net position which is either invested with or borrowed from third parties. To the extent that our treasury centers require liquidity, they have the ability to access local currency uncommitted lines of credit or the Credit Agreement or issue up to $1.5 billion of U.S. Dollar-denominated commercial paper. This process enables us to manage our debt balances more efficiently and utilize our cash more effectively, as well as better manage our risk to foreign exchange changes. In countries where we either do not conduct treasury operations or it is not feasible for one of our treasury centers to fund net borrowing requirements on an intercompany basis, we arrange for local currency uncommitted lines of credit.
Our cash and cash equivalents decreased $507.5 million and our short-term investments increased $12.5 million from December 31, 2010. Short-term investments principally consist of time deposits with financial institutions that we expect to convert into cash within our current operating cycle, generally one year.
At December 31, 2011, our foreign subsidiaries held $1,045.7 million of our cash and cash equivalents. These funds are used to manage the day-to-day liquidity requirements of our international operations. The majority of this cash is available to us, net of any taxes payable upon repatriation to the United States. Changes in international tax rules or changes in U.S. tax rules and regulations covering international operations and foreign tax credits may affect our future reported financial results or the way we conduct our business.
We have policies governing counterparty credit risk with banks that hold our cash and cash equivalents. Generally, in countries where we conduct treasury operations, the bank counterparties are either branches or subsidiaries of institutions that are party to our Credit Agreement. These banks have credit ratings equal to or better than our credit ratings. We have risk management limits for each of these banks and we monitor the global exposure on a daily basis. In countries where we do not conduct treasury operations, we ensure that all cash is held by bank counterparties that meet criteria based on credit ratings and other factors.
Our cash and cash equivalents and short-term investments decreased $495.0 million from the prior year end. As a result, our net debt position, which we define as total debt outstanding less cash and cash equivalents and short-term investments, increased $511.9 million as compared to the prior year-end, as follows (in millions):

	2011	2010
Debt:
Short-term borrowings, due in less than one year	$9.5	$50.2
5.90% Senior Notes due April 15, 2016	1,000.0	1,000.0
6.25% Senior Notes due July 15, 2019	500.0	500.0
4.45% Senior Notes due August 15, 2020	1,000.0	1,000.0
Convertible notes due February 7, 2031	—	0.1
Convertible notes due July 31, 2032	252.7	252.7
Convertible notes due June 15, 2033	0.1	0.1
Convertible notes due July 1, 2038	406.6	406.6
Other debt	1.3	1.5
Unamortized discount on Senior Notes	(7.6)	(8.7)
Deferred gain from termination of interest rate swaps on Senior Notes due 2016	30.5	—
Fair value hedge adjustment on Senior Notes due 2016	—	(26.3)

Total debt	3,193.1	3,176.2
Cash and cash equivalents and short-term investments	1,805.0	2,300.0

Net debt	$1,388.1	$876.2

Net Debt is a Non-GAAP financial measure. This presentation, together with the comparable U.S. GAAP measures, reflects one of the key metrics used by us to assess our cash management performance. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with U.S. GAAP. Non-GAAP financial measures as reported by us may not be comparable to similarly titled amounts reported by other companies.

Debt Instruments and Related Covenants
In October 2011, we amended the Credit Agreement to increase the borrowing capacity to $2.5 billion from $2.0 billion and to extend the term to October 12, 2016. There were no changes to the financial covenants in the Credit Agreement. We have the ability to classify borrowings under the agreement as long-term. The Credit Agreement provides support for up to $1.5 billion of commercial paper issuances, as well as back-up liquidity in the event that any of our convertible notes are put back to us.
Depending on market conditions at the time, we typically fund our day-to-day liquidity by issuing commercial paper, borrowing under our uncommitted lines of credit or borrowing under our Credit Agreement. At December 31, 2011, there were no outstanding commercial paper issuances or borrowings under the Credit Agreement.
For the three years ended December 31, 2011 commercial paper activity was (dollars in millions):

	2011	2010	2009

Average amount outstanding during the year	$626.5	$406.5	$180.3
Maximum amount outstanding during the year	$1,132.9	$1,050.6	$618.0
Total issuances during the year	$22,843.9	$13,319.2	$12,703.3
Average days outstanding	10.0	11.1	5.2
Weighted average interest rate	0.36%	0.40%	0.72%
At December 31, 2011, short-term borrowings of $9.5 million are comprised of bank overdrafts and lines of credit of our international subsidiaries. These bank overdrafts and lines of credit are treated as unsecured loans pursuant to the agreements supporting the facilities.
The Credit Agreement contains financial covenants that restrict our ability to incur indebtedness as defined in the agreement. These financial covenants limit the ratio of total consolidated indebtedness to total consolidated EBITDA (under the Credit Agreement, EBITDA is defined as earnings before interest, taxes, depreciation and amortization) to no more than 3.0 times. We are also required to maintain a minimum ratio of consolidated EBITDA to interest expense of at least 5.0 times. At December 31, 2011 we were in compliance with these covenants, as our ratio of debt to EBITDA was 1.7 times and our ratio of EBITDA to interest expense was 12.3 times. The Credit Agreement does not limit our ability to declare or pay dividends.
S&P rates our long-term debt BBB+ and Moody’s rates our long-term debt Baa1. Our short-term debt credit ratings are A2 and P2 by the respective agencies. Our outstanding 5.90% Senior Notes due April 15, 2016, 6.25% Senior Notes due July 15, 2019, 4.45% Senior Notes due August 15, 2020, collectively the Senior Notes, convertible notes and Credit Agreement do not contain provisions that require acceleration of cash payments should our debt credit ratings be downgraded. However, the interest rates and fees on the Credit Agreement will increase if our long-term debt credit ratings are lowered.
Our Senior Notes and convertible notes were co-issued by us and two of our wholly-owned finance subsidiaries, Omnicom Capital Inc., or OCI, and Omnicom Finance Inc., or OFI, as co-obligors. Our Senior Notes and convertible notes are a joint and several liability of the issuer and the co-obligors and we unconditionally guarantee the obligations of OCI and OFI with respect to the Senior Notes and the convertible notes. Our Senior Notes and convertible notes are senior unsecured obligations that rank in equal right of payment with all existing and future unsecured senior indebtedness.
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

At December 31, 2011, outstanding debt, amounts available under the Credit Agreement, unamortized discount and deferred gain on interest rate swaps were (in millions):

	Debt Outstanding	Available Credit

Short-term borrowings, due in less than one year	$9.5	$—
Outstanding Commercial Paper issuances	—
Borrowings under the Credit Agreement	—	2,500.0
5.90% Senior Notes due April 15, 2016	1,000.0	—
6.25% Senior Notes due July 15, 2019	500.0	—
4.45% Senior Notes due August 15, 2020	1,000.0	—
Convertible notes due July 31, 2032	252.7	—
Convertible notes due June 15, 2033	0.1	—
Convertible notes due July 1, 2038	406.6	—
Other debt	1.3	—
Unamortized discount on Senior Notes	(7.6)	—
Deferred gain from termination of interest rate swaps on Senior Notes due 2016	30.5	—

	$3,193.1	$2,500.0

Credit Markets and Availability of Credit
We will continue to take actions available to us to respond to changing economic conditions and actively manage our discretionary expenditures. We will continue to monitor and manage the level of credit made available to our clients. We believe that these actions, in addition to the availability of our Credit Agreement, are sufficient to fund our working capital needs and our discretionary spending.
In funding our day-to-day liquidity, we have historically been a participant in the commercial paper market. We expect to continue funding our day-to-day liquidity through the commercial paper market. However, prior disruptions in the credit markets led to periods of illiquidity in the commercial paper market and higher credit spreads. During these periods of disruption, we used our uncommitted lines of credit and borrowed under our Credit Agreement to mitigate these conditions and to fund our day-to-day liquidity. We will continue to closely monitor our liquidity and the credit markets. We cannot predict with any certainty the impact on us of any future disruptions in the credit markets.
The next date on which holders of our 2032 Notes can put their notes back to us for cash is July 31, 2012. The next date on which holders of our 2038 Notes can put their notes back to us for cash is June 17, 2013. If our convertible notes are put back to us, based on our current financial condition and expectations, we expect to have sufficient available cash and unused credit commitments to fund any repurchase. Although such borrowings would reduce the amount available under our Credit Agreement to fund our cash requirements, we believe that we have sufficient capacity under these commitments to meet our cash requirements for the normal course of our business operations after any repurchase.

Contractual Obligations and Other Commercial Commitments
We enter into numerous contractual and commercial undertakings in the normal course of business. The following tables should be read in conjunction with our consolidated financial statements.
Contractual obligations at December 31, 2011 are (in millions):

		Obligation Due
	Total Obligation	2012	2013 - 2014	2015 - 2016	After 2016

Long-term notes payable	$2,501.3	$0.7	0.6	$1,000.0	$1,500.0
Interest on long-term notes payable	872.7	134.8	269.5	227.7	240.7
Convertible notes	659.4	—	—	659.4	—
Lease obligations	1,619.8	382.9	542.7	307.8	386.4
Contingent purchase price obligations	142.6	32.8	93.5	10.3	6.0
Defined benefit pension plans	146.3	4.1	12.6	11.3	118.3
Postemployment arrangements	105.2	10.2	18.1	14.7	62.2
Uncertain tax positions	157.8	3.1	37.0	117.7	—

	$6,205.1	$568.6	$974.0	$2,348.9	$2,313.6

Contractual commitments at December 31, 2011 are (in millions):

		Commitment Expires
	Total Commitment	2012	2013 - 2014	2015 - 2016	After 2016

Standby letters of credit	$15.2	$0.3	$2.0	$12.0	$0.9
Guarantees	84.7	72.7	7.0	2.1	2.9

	$99.9	$73.0	$9.0	$14.1	$3.8

The liability for uncertain tax positions is subject to uncertainty as to when or if the liability will be paid. We have assigned the liability to the periods presented based on our judgment as to when these liabilities will be resolved by the appropriate taxing authorities.
Holders of our convertible notes have the right to require us to repurchase all or a portion of the notes then outstanding on specific dates in the future. The next date holders of our 2032 Notes can put the notes back to us is July 31, 2012. The next date on which holders of our 2038 Notes can put the notes back to us is June 17, 2013. If these rights were exercised at the earliest possible future date $252.7 million of convertible notes could be due in 2012 and $406.7 million could be due in 2013. At December 31, 2011, we classified our convertible notes as long-term in our balance sheet because our Credit Agreement does not expire until October 2016 and it is our intention to fund any repurchase with the Credit Agreement.
In the normal course of business, we often enter into contractual commitments with media providers and agreements with production companies on behalf of our clients at levels that substantially exceed the revenue from our services. Many of our agencies purchase media for our clients and act as an agent for a disclosed principal. These commitments are included in accounts payable when the media services are delivered by the media providers. While operating practices vary by country, media type and media vendor, in the United States and certain foreign markets many of our contracts with media providers specify that if our client defaults on its payment obligation, then we are not liable to the media providers under the theory of sequential liability until we have been paid for the media by our client. In other countries, we manage our risk in other ways, including evaluating and monitoring our clients’ creditworthiness and, in many cases, obtaining credit insurance or requiring payment in advance. Further, in cases where we are committed to a media purchase and it becomes apparent that a client may be unable to pay for the media, options are potentially available to us in the marketplace, in addition to those cited above to mitigate the potential loss, including negotiating with media providers. In addition, our agencies incur production costs on behalf of clients. We usually act as an agent for a disclosed principal in the procurement of these services. We manage the risk of payment default by the client by having the production companies be subject to sequential liability or requiring at least partial payment in advance from our client. However, the agreements entered into, as well as the production costs incurred, are unique to each client. We have not experienced a material loss related to media purchases or production costs incurred on behalf of our clients. However, the risk of a material loss could significantly increase in a severe economic downturn.

Pension and Postemployment Funding: The unfunded benefit obligation for our defined benefit pension plans and postemployment arrangements at December 31, 2011 was $201.0 million. During 2011, we contributed $7.8 million to our defined benefit pension plans and paid $10.7 million in benefits for our postemployment arrangements. We do not expect these payments to increase significantly in 2012.
Contingent Acquisition Obligations: Certain of our acquisitions are structured with contingent purchase price obligations (earn-outs). We utilize contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired business during the post-acquisition transition period. These payments are not contingent upon future employment. At December 31, 2011 the amount of future contingent purchase price payments that we could be required to pay for acquisitions completed prior to January 1, 2009, assuming that the businesses perform over the relevant future periods at their current profit levels, is approximately $50.3 million, of which $42.0 million is due in 2012. The ultimate amounts payable cannot be predicted with reasonable certainty because they are dependent on future results of operations of the subject businesses and are subject to changes in foreign currency exchange rates. In accordance with U.S. GAAP, for acquisitions completed prior to January 1, 2009, we have not recorded a liability for these earn-out obligations in our balance sheet since the definitive amount is not determinable or distributable. Actual results can differ from these estimates and the actual amounts that we pay are likely to be different from these estimates. Our obligations change from period to period primarily as a result of payments made during the current period, changes in the acquired entities’ performances and changes in foreign currency exchange rates. These differences could be significant.
Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as a liability at fair value in our consolidated balance sheet. This liability is remeasured at each reporting period and subsequent changes in fair value are recorded in our results of operations. At December 31, 2011, this liability totaled approximately $142.6 million, of which $32.8 million is current.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
As a global service business, we operate in multiple foreign currencies and issue debt in the capital markets. In the normal course of business, we are exposed to foreign currency fluctuations and the impact of interest rate changes. We limit these risks through risk management policies and procedures, including the use of derivatives. For foreign currency exposure, derivatives are used to better manage the cash flow volatility arising from foreign exchange rate fluctuations. For interest rate exposure, derivatives have been used to manage the related cost of debt.
As a result of using derivative instruments, we are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we have a policy of only entering into contracts with carefully selected major financial institutions based on credit ratings and other factors.
We evaluate the effects of changes in foreign currency exchange rates, interest rates and other relevant market risks on our derivative instruments. We periodically determine the potential loss from market risk on our derivative instruments by performing a value-at-risk analysis. Value-at-risk is a statistical model that utilizes historical currency exchange and interest rate data to measure the potential impact on future earnings of our derivative financial instruments. The value-at-risk analysis on our derivative financial instruments at December 31, 2011 indicated that the risk of loss was immaterial.
Foreign Exchange
Our results of operations are subject to risk from the translation to U.S. Dollars of the revenue and expenses of our foreign operations, which are generally denominated in the local currency. The effects of currency exchange rate fluctuation on the translation of our results of operations are discussed in Note 21 of our consolidated financial statements. For the most part, revenue and the expenses associated with that revenue are denominated in the same currency. This minimizes the impact of fluctuations in exchange rates has on our results of operations.
While our agencies conduct business in more than 70 different currencies, our major non-U.S. currency markets are the European Monetary Union, or the EMU, the United Kingdom, Australia, Brazil, Canada, China, and Japan. As an integral part of our treasury operations, we centralize our cash and use multicurrency pool arrangements to manage the foreign exchange risk between subsidiaries and their respective treasury centers from which they borrow or invest funds.
In certain circumstances, instead of using a multicurrency pool, operations can borrow or invest on an intercompany basis with a treasury center operating in a different currency. To manage the foreign exchange risk associated with these transactions, we enter into forward foreign exchange contracts with third party banks. At December 31, 2011, we had forward foreign exchange contracts outstanding with an aggregate notional principal of $120.8 million mitigating the foreign exchange risk of these intercompany borrowings and investments.
Also, we use forward foreign exchange contracts to mitigate the foreign currency risk associated with activities when revenue and operating expenses are not denominated in the same currency. In these instances, amounts are promptly settled or hedged in the foreign currency market with forward contracts. At December 31, 2011, we had forward foreign exchange contracts outstanding with an aggregate notional principal of $71.6 million related to these activities.
The forward foreign exchange contracts were entered into for the purpose of hedging certain specific currency risks. These risks are primarily the result of the temporary movement of money from one local market to another as part of our cash management program. As a result of these financial instruments, we reduced financial risk in exchange for foregoing any gain (reward) which might have occurred if the markets moved favorably.
Interest Rate Risk
From time to time, we issue debt in the capital markets. In 2011, to manage our overall interest cost, we used interest rate swaps to convert specific fixed-rate debt into variable-rate debt and designated the swaps as a fair value hedge. See Note 7 to our consolidated financial statements for a discussion of our interest rate swaps. At December 31, 2011, there were no interest rate swaps outstanding.
Holders of our convertible notes have the right to require us to repurchase all or a portion of the notes then outstanding on specific dates in the future. The next date on which holders of our 2032 Notes can put the notes back to us is July 31, 2012 and the next date on which holders of our 2038 Notes can put the notes back to us is June 17, 2013. As we have done on prior occasions, we may offer a supplemental interest payment or other incentives to the noteholders to induce them not to put the convertible notes to us. If we decide to pay a supplemental interest payment, the amount offered would be based on a combination of market factors at the time of the applicable put date, including the price of our common stock, short-term interest rates and a factor for credit risk.
If our outstanding convertible notes are put back to us, based on our current financial condition and expectations, we expect to have sufficient available cash and unused credit commitments to fund any repurchase. Although such borrowings would reduce the amount available under our Credit Agreement to fund our cash requirements, we believe that we have sufficient capacity under these commitments to meet our cash requirements for the normal course of operations after the repurchase. Additionally, if the convertible notes are put back to us, our interest expense will change. The extent, if any, of the increase or decrease in interest expense will depend on the portion of the amount repurchased that was refinanced, when we refinance, the type of instrument we use to refinance and the term of the refinancing.
Even if we were to replace the convertible notes with another form of debt on a dollar-for-dollar basis, it would have no impact on either our debt to capital ratios or our debt to EBITDA ratio. If we were to replace our convertible notes with interest-bearing debt at prevailing rates, this may result in an increase in interest expense that would negatively impact our coverage ratios, such as EBITDA to interest expense. However, the coverage ratios in the Credit Agreement and ratings levels are currently well within the thresholds. If either our ratio of debt to EBITDA was to increase 75% or our ratio of EBITDA to interest expense was to halve, we would still be in compliance with these covenants. Therefore, based on our current coverage ratios, our present expectations of our future operating cash flows and expected access to debt and equity capital markets, we believe any increase in interest expense and reduction in coverage ratios would still place us comfortably above the coverage ratio requirements.
Credit Risk
We provide marketing and corporate communications services to thousands of clients who operate in nearly every industry sector of the global economy and in the normal course of business, we grant credit to qualified clients. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 2.6% of our 2011 revenue and no other client accounted for more than 2.1% of our 2011 revenue. However, during periods of economic downturn, the credit profiles of our clients could change.
In the normal course of business, we often enter into contractual commitments with media providers and agreements with production companies on behalf of our clients at levels that can substantially exceed the revenue from our services. Many of our agencies purchase media for our clients and act as an agent for a disclosed principal. These commitments are included in accounts payable when the media services are delivered by the media providers. While operating practices vary by country, media type and media vendor, in the United States and certain foreign markets, many of our contracts with media providers specify that if our client defaults on its payment obligation, then we are not liable to the media providers under the theory of sequential liability until we have been paid for the media by our client. In other countries, we manage our risk in other ways, including evaluating and monitoring our clients’ creditworthiness and in many cases, obtaining credit insurance or requiring payment in advance. Further, in cases where we are committed to a media purchase and it becomes apparent that a client may be unable to pay for the media, options are potentially available to us in the marketplace, in addition to those cited above to mitigate the potential loss, including negotiating with media providers. In addition, our agencies incur production costs on behalf of clients. We usually act as an agent for a disclosed principal in the procurement of these services. We manage the risk of payment default by the client by having the production companies be subject to sequential liability or requiring at least partial payment in advance from our client. However, the agreements entered into, as well as the production costs incurred, are unique to each client. We have not experienced a material loss related to media purchases or production costs incurred on behalf of our clients. However, the risk of a material loss could significantly increase in a severe economic downturn.

Item 8.	Financial Statements and Supplementary Data
Our financial statements and supplementary data are included at the end of this report beginning on page F-1. See the index appearing on the following pages of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2011, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Annual Report on Form 10-K for the year ended December 31, 2011 is appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision of management and with the participation of our CEO, CFO and our agencies, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1987. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2011. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2011, dated February 17, 2012.

Item 9B.	Other Information
None.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit Number	Description

3(i)
Restated Certificate of Incorporation of Omnicom Group Inc. (Exhibit 3.1 to our Quarterly Report on Form 10-Q (File No. 1-10551) for the quarter ended September 30, 2011 and incorporated herein by reference).

3(ii)	By-laws of Omnicom Group Inc., as amended and restated on May 24, 2011 (Exhibit 3.2 to our Current Report on Form 8-K (File No. 1-10551) dated May 26, 2011 and incorporated herein by reference).

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

4.6
Fourth Supplemental Indenture to the 2032 Indenture, dated July 10, 2008, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee (Exhibit 99.2 to our Current Report on Form 8-K (File No. 1-10551) dated July 15, 2008 and incorporated herein by reference).

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

10.10	Omnicom Group Inc. SERCR Plan.

10.11	Form of Award Agreement under the Omnicom Group Inc. SERCR Plan (Exhibit 10.2 to our Current Report on Form 8-K (File No. 1-10551) dated December 13, 2006 and incorporated herein by reference).

10.12	Omnicom Group Inc. Amended and Restated 2007 Incentive Award Plan (Appendix A to our Proxy Statement (File No. 1-10551) filed on April 15, 2010 and incorporated herein by reference).

10.13	Form of Indemnification Agreement (Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-10551) for the quarter ended June 30, 2007 and incorporated herein by reference).

10.14	Form of Amendment to the Executive Salary Continuation Plan Agreement (Exhibit 10.14 to the 2008 10-K and incorporated herein by reference).

10.15	Director Compensation and Deferred Stock Program (Exhibit 10.15 to the 2008 10-K and incorporated herein by reference).

10.16	Restricted Stock Unit Deferred Compensation Plan (Exhibit 10.16 to the 2008 10-K and incorporated herein by reference).

10.17	Restricted Stock Deferred Compensation Plan (Exhibit 10.17 to the 2008 10-K and incorporated herein by reference).

10.18	Amendment No. 1 to the Restricted Stock Deferred Compensation Plan (Exhibit 10.18 to the 2008 10-K and incorporated herein by reference).

10.20	Form of Grant Notice and Option Agreement (Exhibit 10.20 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2010 ("2010 10-K") and incorporated herein by reference).

10.21	Form of Grant Notice and Restricted Stock Agreement (Exhibit 10.21 to 2010 10-K and incorporated herein by reference).

10.22	Form of Grant Notice and Restricted Stock Unit Agreement (Exhibit 10.21 to 2010 10-K and incorporated herein by reference).

10.23
Form of Grant Notice and Performance Restricted Stock Unit Agreement (Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-10551) for the quarter ended June 30, 2011 and incorporated herein by reference).

12	Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32
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

OMNICOM GROUP INC.
February 17, 2012	BY:	/s/ RANDALL J. WEISENBURGER
Randall J. Weisenburger Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE CRAWFORD	Chairman and Director	February 17, 2012
(Bruce Crawford)

/s/ JOHN D. WREN	Chief Executive Officer and President and Director	February 17, 2012
(John D. Wren)

/s/ RANDALL J. WEISENBURGER	Executive Vice President and Chief Financial Officer	February 17, 2012
(Randall J. Weisenburger)

/s/ PHILIP J. ANGELASTRO	Senior Vice President Finance and Controller (Principal Accounting Officer)	February 17, 2012
(Philip J. Angelastro)

/s/ ALAN R. BATKIN	Director	February 17, 2012
(Alan R. Batkin)

/s/ MARY C. CHOKSI	Director	February 17, 2012
(Mary C. Choksi)

/s/ ROBERT CHARLES CLARK	Director	February 17, 2012
(Robert Charles Clark)

/s/ LEONARD S. COLEMAN, JR.	Director	February 17, 2012
(Leonard S. Coleman, Jr.)

/s/ ERROL M. COOK	Director	February 17, 2012
(Errol M. Cook)

/s/ SUSAN S. DENISON	Director	February 17, 2012
(Susan S. Denison)

/s/ MICHAEL A. HENNING	Director	February 17, 2012
(Michael A. Henning)

/s/ JOHN R. MURPHY	Director	February 17, 2012
(John R. Murphy)

/s/ JOHN R. PURCELL	Director	February 17, 2012
(John R. Purcell)

/s/ LINDA JOHNSON RICE	Director	February 17, 2012
(Linda Johnson Rice)

/s/ GARY L. ROUBOS	Director	February 17, 2012
(Gary L. Roubos)

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for the preparation of the consolidated financial statements and related information of Omnicom Group Inc. ("Omnicom"). Management uses its best judgment to ensure that the consolidated financial statements present fairly, in all material respects, Omnicom’s consolidated financial position and results of operations in conformity with generally accepted accounting principles in the United States of America.
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
Omnicom management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision of management and with the participation of our Chief Executive Officer, or CEO, Chief Financial Officer, or CFO, and our agencies, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1987. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2011.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2011, dated February 17, 2012.
There have not been any changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected or are reasonably likely to affect our internal control over financial reporting.
The Board of Directors of Omnicom has an Audit Committee comprised of five non-management directors. The Committee meets periodically with financial management, Internal Audit and the independent auditors to review accounting, control, audit and financial reporting matters.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Omnicom Group Inc.:
We have audited the accompanying consolidated balance sheets of Omnicom Group Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omnicom Group Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule on page S-1, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Omnicom Group Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 17, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Omnicom Group Inc.:
We have audited Omnicom Group Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Omnicom Group Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omnicom Group Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 17, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 17, 2012

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	(In millions, except per share amounts)
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$1,781.2	$2,288.7
Short-term investments, at cost	23.8	11.3
Accounts receivable, net of allowance for doubtful accounts
of $40.6 and $46.7	6,632.0	5,977.2
Work in process	640.3	707.6
Other current assets	1,344.2	1,209.3

Total Current Assets	10,421.5	10,194.1

Property, Plant and Equipment
at cost, less accumulated depreciation of $1,186.1 and $1,168.3	682.9	653.3
Investments In Affiliates	184.2	299.1
Goodwill	8,456.3	7,809.1
Intangible Assets, net of accumulated amortization of $416.9 and $354.8	468.4	278.2
Deferred Tax Assets	—	14.2
Other Assets	292.1	318.1

TOTAL ASSETS	$20,505.4	$19,566.1

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$8,060.0	$7,726.9
Customer advances	1,225.3	1,187.1
Current portion of debt	0.7	1.4
Short-term borrowings	9.5	50.2
Taxes payable	237.0	176.3
Other current liabilities	2,138.5	1,881.2

Total Current Liabilities	11,671.0	11,023.1

Long-Term Notes Payable	2,523.5	2,465.1
Convertible Debt	659.4	659.5
Long-Term Liabilities	602.0	576.5
Long-Term Deferred Tax liabilities	867.6	747.7
Commitments and Contingent Liabilities (See Note 18)
Temporary Equity - Redeemable Noncontrolling Interests	202.1	201.1
Equity:
Shareholders’ Equity:
Preferred stock, $1.00 par value, 7.5 million shares authorized, none issued	—	—
Common stock, $0.15 par value, 1.0 billion shares authorized, 397.2 million shares issued, 273.4 million and 285.5 million shares outstanding	59.6	59.6
Additional paid-in capital	1,043.5	1,271.9
Retained earnings	7,724.1	7,052.5
Accumulated other comprehensive income (loss)	(191.7)	(106.4)
Treasury stock, at cost, 123.8 million and 111.7 million shares	(5,131.2)	(4,697.1)

Total Shareholders’ Equity	3,504.3	3,580.5
Noncontrolling interests	475.5	312.6

Total Equity	3,979.8	3,893.1

TOTAL LIABILITIES AND EQUITY	$20,505.4	$19,566.1

The accompanying notes to the consolidated financial statements are an integral part of these statements.
OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	(In millions, except per share amounts)

	2011	2010	2009

Revenue	$13,872.5	$12,542.5	$11,720.7
Operating Expenses	12,201.4	11,082.3	10,345.8

Operating Income	1,671.1	1,460.2	1,374.9

Interest Expense	158.1	134.7	122.2
Interest Income	36.0	24.9	21.5

Income Before Income Taxes and
Income From Equity Method Investments	1,549.0	1,350.4	1,274.2
Income Tax Expense	505.8	460.2	433.6
Income From Equity Method Investments	17.2	33.5	30.8

Net Income	1,060.4	923.7	871.4

Less: Net Income Attributed To Noncontrolling Interests	107.8	96.0	78.4

Net Income - Omnicom Group Inc.	$952.6	$827.7	$793.0

Net Income Per Share - Omnicom Group Inc.:
Basic	$3.38	$2.74	$2.54
Diluted	$3.33	$2.70	$2.53

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	(In millions)

	2011	2010	2009

Net Income	$1,060.4	$923.7	$871.4

Unrealized holding gain (loss) on securities, net of income taxes of $(0.4), $0.1 and $(1.9) for 2011, 2010 and 2009, respectively	(0.6)	0.1	(2.9)

Foreign currency transaction and translation adjustments, net of income taxes of $(41.2), $(37.6) and $134.3 for 2011, 2010, and 2009, respectively	(79.7)	(73.0)	249.5

Defined benefit plans adjustment, net of income taxes of $(9.1), $(9.0) and $1.7 for 2011, 2010 and 2009, respectively	(13.6)	(13.6)	2.1

Other Comprehensive Income	(93.9)	(86.5)	248.7

Comprehensive Income	966.5	837.2	1,120.1

Less: Comprehensive Income attributed to noncontrolling interests	99.2	107.9	87.8

Comprehensive Income - Omnicom Group Inc.	$867.3	$729.3	$1,032.3

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Three Years Ended December 31, 2011
(Dollars in millions, except per share amounts)

	Omnicom Group Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value

Balance December 31, 2008	397,223,078	$59.6	$1,629.0	$5,859.6	$(247.3)	$(3,778.1)	$3,522.8	$230.6	$3,753.4
Net Income				793.0			793.0	78.4	871.4
Other comprehensive income					239.3		239.3	9.4	248.7
Dividends to noncontrolling interests								(91.7)	(91.7)
Acquisition of noncontrolling interests			(25.6)				(25.6)	(7.1)	(32.7)
Increase in noncontrolling interests from business combinations								38.4	38.4
Adoption of and change in temporary equity			(210.3)				(210.3)		(210.3)
Common stock dividends declared ($0.60 per share)				(187.2)			(187.2)	—	(187.2)
Share-based compensation			78.6				78.6	—	78.6
Stock issued, share-based compensation			(63.5)			62.7	(0.8)	—	(0.8)
Treasury stock acquired						(15.0)	(15.0)	—	(15.0)
Cancellation of shares	(5,638)						—	—	—

Balance December 31, 2009	397,217,440	59.6	1,408.2	6,465.4	(8.0)	(3,730.4)	4,194.8	258.0	4,452.8
Net Income				827.7			827.7	96.0	923.7
Other comprehensive income					(98.4)		(98.4)	11.9	(86.5)
Dividends to noncontrolling interests								(81.0)	(81.0)
Acquisition of noncontrolling interests			(23.8)				(23.8)	(6.7)	(30.5)
Increase in noncontrolling interests from business combinations								34.4	34.4
Change in temporary equity			11.2				11.2		11.2
Common stock dividends declared ($0.80 per share)				(240.6)			(240.6)	—	(240.6)
Share-based compensation			69.3				69.3	—	69.3
Stock issued, share-based compensation			(193.0)			329.3	136.3	—	136.3
Treasury stock acquired						(1,296.0)	(1,296.0)	—	(1,296.0)

Balance December 31, 2010	397,217,440	59.6	1,271.9	7,052.5	(106.4)	(4,697.1)	3,580.5	312.6	3,893.1
Net Income				952.6			952.6	107.8	1,060.4
Other comprehensive income					(85.3)		(85.3)	(8.6)	(93.9)
Dividends to noncontrolling interests								(101.3)	(101.3)
Acquisition of noncontrolling interests			(32.8)				(32.8)	(22.0)	(54.8)
Increase in noncontrolling interests from business combinations								187.0	187.0
Change in temporary equity			(5.0)				(5.0)		(5.0)
Common stock dividends declared ($1.00 per share)				(281.0)			(281.0)	—	(281.0)
Share-based compensation			74.5				74.5	—	74.5
Stock issued, share-based compensation			(265.1)			414.9	149.8	—	149.8
Treasury stock acquired						(849.0)	(849.0)	—	(849.0)

Balance December 31, 2011	397,217,440	$59.6	$1,043.5	$7,724.1	$(191.7)	$(5,131.2)	$3,504.3	$475.5	$3,979.8

The accompanying notes to the consolidated financial statements are an integral part of these statements.
OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	(In millions)

	2011	2010	2009

Cash Flows from Operating Activities:
Net income	$1,060.4	$923.7	$871.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	182.3	182.2	186.5
Amortization of intangible assets	91.4	70.8	56.3
Amortization of deferred gain from termination of interest rate swaps	(2.7)	—	—
Income from equity method investments, net of dividends received	2.2	(7.2)	(9.2)
Remeasurement gain, equity interest in Clemenger Group	(123.4)	—	—
Remeasurement gain, acquisition of controlling interests in affiliates	(15.1)	(26.0)	(41.3)
Provision for doubtful accounts	8.1	9.5	24.9
Share-based compensation	74.5	69.3	78.6
Excess tax benefit from share-based compensation	(30.4)	(44.6)	—
Proceeds from termination of interest rate swaps	38.8	—	—
Change in operating capital	29.2	310.3	564.4

Net Cash Provided By Operating Activities	1,315.3	1,488.0	1,731.6

Cash Flows from Investing Activities:
Payments to acquire property, plant and equipment	(185.5)	(153.7)	(130.6)
Payments to acquire businesses and interests in affiliates, net of cash acquired	(403.7)	(152.1)	(137.4)
Payments to acquire investments	(14.2)	(5.6)	(3.2)
Proceeds from sales of investments	28.8	17.7	45.2

Net Cash Used In Investing Activities	(574.6)	(293.7)	(226.0)

Cash Flows from Financing Activities:
Repayments of short-term debt	(43.1)	—	—
Proceeds from short-term debt	—	35.0	2.5
Proceeds from borrowings	—	990.1	497.3
Repayments of convertible debt	(0.1)	(66.5)	(1,315.5)
Payments of dividends	(269.1)	(229.7)	(187.1)
Payments for repurchase of common stock	(849.0)	(1,296.0)	(15.0)
Proceeds from stock plans	117.5	123.1	18.6
Payments for acquisition of additional noncontrolling interests	(38.8)	(32.1)	(20.8)
Payments of dividends to noncontrolling interest shareholders	(101.3)	(81.0)	(91.7)
Excess tax benefit on share-based compensation	30.4	44.6	—
Other, net	(52.2)	(24.8)	(16.3)

Net Cash Used In Financing Activities	(1,205.7)	(537.3)	(1,128.0)

Effect of exchange rate changes on cash and cash equivalents	(42.5)	44.7	112.1

Net (Decrease) Increase in Cash and Cash Equivalents	(507.5)	701.7	489.7

Cash and Cash Equivalents at the Beginning of Year	2,288.7	1,587.0	1,097.3

Cash and Cash Equivalents at the End of Year	$1,781.2	$2,288.7	$1,587.0

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Presentation of Financial Statements
The terms “Omnicom,” “we,” “our” and “us” each refer to Omnicom Group Inc. and our subsidiaries, unless the context indicates otherwise. The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP” or “GAAP”). All intercompany balances and transactions have been eliminated.
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

2.	New Accounting Standards
On January 1, 2011, we adopted FASB Accounting Standards Update (“ASU”) No. 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 provides that an entity with reporting units that have carrying amounts that are zero or less than zero is required to assess the likelihood of the reporting units’ goodwill impairment as part of the annual goodwill impairment test. The adoption of ASU 2010-28 did not have a significant impact on our annual impairment test or on our results of operations and financial position.
Effective December 31, 2011, we retrospectively adopted FASB ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05, requires that comprehensive income be presented either on the income statement or as a separate financial statement. Our adoption of ASU 2011-05 affected financial statement presentation only and had no effect on our results of operations or financial position.
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
Revenue Recognition. We recognize revenue in accordance with the FASB Accounting Standards Codification (“FASB ASC”) Topic 605, Revenue Recognition, and applicable SEC Staff Accounting Bulletins. Substantially all of our revenue is derived from fees for services or a rate per hour, or equivalent basis. Revenue is realized when the service is performed in accordance with terms of each client arrangement, upon completion of the earnings process and when collection is reasonably assured. Prior to recognizing revenue, persuasive evidence of an arrangement must exist, the sales price must be fixed or determinable and delivery, performance and acceptance must be in accordance with the client arrangement. These principles are the foundation of our revenue recognition policy and apply to all client arrangements in each of our service disciplines: advertising, customer relationship management, public relations and specialty communications. Certain of our businesses earn a portion of their revenue as commissions based on performance in accordance with client arrangements. Because the services that we provide across each of our disciplines are similar and delivered to clients in similar ways, all of the key elements of our revenue recognition policy apply to client arrangements in each of our four disciplines. Revenue is recorded net of sales, use and value added taxes.
In the majority of our businesses, we act as an agent and record revenue equal to the net amount retained when the fee or commission is earned. Although we may bear credit risk in respect of these activities, the arrangements with our clients are such that we act as an agent on their behalf. In these cases, costs incurred with external suppliers are excluded from our revenue. In certain arrangements, we act as principal and we contract directly with media providers and production companies and are responsible for payment. In these arrangements, revenue is recorded at the gross amount billed since revenue has been earned for the sale of goods or services.
A portion of our client contractual arrangements include performance incentive provisions designed to link a portion of our revenue to our performance relative to both quantitative and qualitative goals. We recognize this portion of revenue when specific quantitative goals are achieved, or when our performance against qualitative goals is determined by our clients.
Operating Expenses. Operating expenses are comprised of salary and service costs and office and general expenses. Salary and service costs consist of employee compensation and related costs and direct service costs. Office and general costs consist of rent and occupancy costs, technology costs, depreciation and amortization and other overhead expenses.
Operating expenses for the three years ended December 31, 2011 were (in millions):

	2011	2010	2009

Salary and service costs	$10,250.6	$9,214.2	$8,450.6
Office and general expenses	1,950.8	1,868.1	1,895.2

Operating expenses	$12,201.4	$11,082.3	$10,345.8

Cash and Cash Equivalents. Cash equivalents consist of highly liquid investments with original maturity dates of three months or less at the time of purchase, including overnight interest-bearing deposits, commercial paper and money market instruments.
Short-Term Investments. Short-term investments consist principally of time deposits with financial institutions that we expect to convert into cash within our current operating cycle, generally one year. Short-term investments are carried at cost, which approximates fair value.
Work in Process. Work in process consists principally of costs incurred on behalf of clients in providing advertising, marketing and corporate communications services, but have not yet been billed. Such amounts are billed at various times over the course of the production process.
Available-for-Sale Securities. Available-for-sale securities are comprised of investments in publicly traded securities and are carried at quoted market prices. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income in shareholders’ equity, net of deferred income taxes.
Property, Plant and Equipment. Property, plant and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives ranging from seven to ten years for furniture and three to five years for equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the related lease term or the estimated useful life of the asset. Capital leases are amortized on a straight-line basis over the lease term.
Cost Method Investments. Investments in non-public companies in which we own less than a 20% equity interest and where we do not exercise significant influence over the operating and financial policies of the investee are accounted for using the cost method of accounting. These minority ownership interests are included in other assets in our balance sheet. We periodically evaluate these investments to determine if there has been other than temporary declines below carrying value. A variety of factors are considered when determining if a decline in fair value below carrying value is other than temporary, including, among others, the financial condition and prospects of the investee, as well as our investment intent.
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
We review the carrying value of goodwill for impairment at least annually as of the end of the second quarter and whenever events or circumstances indicate the carrying value may not be recoverable. There is a two-step test for goodwill impairment. In the first step, we compare the fair value of each reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is equal to or greater than its carrying value, goodwill is not impaired and no further testing is required. If the carrying value exceeds fair value, then the second step of the impairment test is performed in order to determine if the implied fair value of the reporting unit’s goodwill exceeds the carrying value of that goodwill. Goodwill is impaired when the carrying value of a reporting unit's goodwill exceeds the implied fair value of its goodwill. Impaired goodwill is written down to its implied fair value with a charge recorded in results of operations in the period the impairment is identified.
We identified our regional reporting units as components of our operating segments, which are our five networks. The regional reporting units of each agency network are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our client-centric strategy for delivering services to clients in their regions. We have concluded that for each of our operating segments, their regional reporting units had similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in FASB ASC Topic 280, Segment Reporting, and the guidance set forth in FASB ASC Topic 350, Intangibles - Goodwill and Other. Consistent with our fundamental business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics, including similar costs and long-term profit contribution. The main economic components of each agency are employee compensation and related costs and direct service costs and office and general costs, which include rent and occupancy costs, technology costs that are generally limited to personal computers, servers and off-the-shelf software and other overhead costs. Finally, the expected benefits of our acquisitions are typically shared across multiple agencies and regions as they work together to integrate the acquired agency into our client service strategy. We use the following valuation methodologies to determine the fair value of our reporting units: (1) the income approach which utilizes discounted expected future cash flows, (2) comparative market participant multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) and (3) when available, consideration of recent and similar purchase acquisition transactions.
Based on the results of our annual impairment review, we concluded that our goodwill was not impaired as of June 30, 2011 and 2010, because the fair values of each of our reporting units were substantially in excess of their respective net book values. Subsequent to our annual evaluation of the carrying value of goodwill at June 30, 2011, there were no events or circumstances that triggered the need for an interim evaluation for impairment.
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
Business Combinations. All business combinations are accounted for under FASB ASC Topic 805, Business Combinations (“ASC 805”). Under ASC 805, business combinations are accounted for using the acquisition method and accordingly, the assets acquired, including identified intangible assets, the liabilities assumed and any noncontrolling interest in the acquired business are recorded at their acquisition date fair values. In circumstances where control is obtained and less than 100% of an entity is acquired, we record 100% of the goodwill acquired. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs are expensed as incurred. For acquisitions subsequent to December 31, 2008, any liability for contingent purchase price obligations (earn-outs) is recorded at the acquisition date fair value using discount rates in affect at the acquisition date. Generally, there is no cap on the amount that can be earned under the contingent purchase price obligations. Subsequent changes in the fair value of the earn-out liability are recorded in our results of operations. The results of operations of acquired businesses are included in our results of operations from the acquisition date.
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
Foreign Currency Transactions and Translation. Substantially all of our foreign subsidiaries use their local currency as their functional currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average exchange rates for the year. The impact of the translation of the balance sheets of our foreign subsidiaries to U. S. Dollars is included in accumulated other comprehensive income. Net foreign currency transaction gains recorded in results of operations in 2011, 2010 and 2009 were $3.5 million, $3.8 million and $6.1 million, respectively.
Net Income Per Common Share. Net income per common share is based upon the weighted average number of common shares outstanding during each year. Diluted net income per common share is based on the weighted average number of common shares outstanding, plus, if dilutive, common share equivalents which include outstanding stock options and restricted shares.
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
Income Taxes. We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Our subsidiaries also file tax returns in various foreign jurisdictions. Our principal foreign jurisdictions include the United Kingdom, France and Germany. We have not provided U.S. federal and state income taxes on cumulative earnings of foreign subsidiaries that have been indefinitely reinvested. We have provided U.S. income taxes on earnings of foreign subsidiaries and affiliates that have not been indefinitely reinvested. Interest and penalties related to tax positions taken in our tax returns are recorded in income tax expense.
Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of our assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed to be in effect when the differences reverse. Deferred tax assets result principally from recording certain expenses in the financial statements which are not currently deductible for tax purposes, including employee stock-based compensation expense and from differences between the tax and book basis of assets and liabilities recorded in connection with acquisitions, as well as tax loss and credit carryforwards. Deferred tax liabilities result principally from expenses arising from financial instruments which are currently deductible for tax purposes but have not been expensed in the financial statements and basis differences arising from deductible goodwill and intangible assets.
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
Employee Share-Based Compensation. Employee share-based compensation, primarily arising from awards of stock options and restricted stock, is measured at the grant date fair value. We use the Black-Scholes option valuation model to determine the fair value of stock option awards. The fair value of restricted stock awards is determined using the closing price of our common stock on the grant date. For awards that have a service only vesting condition, we recognize share-based compensation expense on a straight-line basis over the requisite service periods. For awards with a performance vesting condition, we recognize share-based compensation expense on a graded-vesting basis. See Note 12 for additional information regarding our specific award plans and estimates and assumptions used to determine fair value of our share-based compensation awards.
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
Severance. The liability for one-time termination benefits, such as severance pay or benefit payouts, is measured and recognized at fair value in the period the liability was incurred. Subsequent changes to the liability are recognized in results of operations in the period of change.
Defined Benefit Pension Plans and Postemployment Arrangements. The funded status of our defined benefit plans is recorded in our balance sheet. Funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. The benefit obligation is the projected benefit obligation (“PBO”), which represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The fair value of plan assets, if any, represents the current market value. Overfunded plans where the fair value of plan assets exceeds the benefit obligation are aggregated and recorded as a prepaid pension asset equal to the excess. Underfunded plans where the benefit obligation exceeds the fair value of plan assets are aggregated and recorded as a liability equal to the excess. The liability for our postemployment arrangements is recorded in our balance sheet. The benefit obligation of our postemployment arrangements is the PBO and these arrangements are not funded.
The current portion of the benefit obligations of our defined benefit plans and postemployment arrangements represents the actuarial present value of benefits payable in the next twelve months that exceed the fair value of plan assets. This obligation is recorded in other current liabilities in our balance sheet.
Deferred Compensation. Certain of our subsidiaries have individual deferred compensation arrangements with certain executives that provide for payments over varying terms upon retirement, cessation of employment or death. The cost of these arrangements is accrued during the employee’s service period.
Concentration of Credit Risk. We provide marketing and corporate communications services to thousands of clients who operate in nearly every industry sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 2.6% of our 2011 revenue and no other client accounted for more than 2.1% of our 2011 revenue.
Derivative Financial Instruments. All derivative instruments (including certain derivative instruments embedded in other contracts) are recorded in our balance sheet at fair value as either an asset or liability. Our derivative financial instruments consist principally of forward foreign exchange contracts and interest rate swaps. Derivatives qualify for hedge accounting if: (1) the hedging instrument is designated as a hedge at inception, (2) the hedged exposure is specifically identifiable and exposes us to risk and (3) a change in fair value of the derivative financial instrument and an opposite change in the fair value of the hedged exposure will have a high degree of correlation. The method of assessing hedge effectiveness and measuring hedge ineffectiveness is formally documented at hedge inception. Hedge effectiveness is assessed and hedge ineffectiveness is measured at least quarterly throughout the designated hedge period.
If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative used as hedge is recognized in results of operations.
We execute forward foreign exchange contracts in the same currency as the related exposure, whereby 100% correlation is achieved based on spot rates. Gains and losses on derivative financial instruments which are hedges of foreign currency assets or liabilities are recorded at market value and changes in market value are recognized in results of operations in the current period.
Fair Value. We apply the fair value measurement guidance of FASB ASC Topic 820, Fair Value Measurements and Disclosures, for our financial assets and liabilities that are required to be measured at fair value and for our nonfinancial assets and liabilities that are not required to be measured at fair value on a recurring basis, including goodwill and other identifiable intangible assets. The measurement of fair value requires the use of techniques based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The inputs create the following fair value hierarchy:

•	Level 1 - Quoted prices for identical instruments in active markets.

•
Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations where inputs are observable or where significant value drivers are observable.

•	Level 3 - Instruments where significant value drivers are unobservable to third parties.
When available, we use quoted market prices to determine the fair value of our financial instruments and classify such items in Level 1. In some cases, we use quoted market prices for similar instruments in active markets and model-derived valuations. These items are classified in Level 2.
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
The computations of basic and diluted net income per common share - Omnicom Group Inc. for the three years ended December 31, 2011 were (in millions, except per share amounts):

	2011	2010	2009

Net Income Available for Common Shares:
Net income - Omnicom Group Inc.	$952.6	$827.7	$793.0
Net income allocated to participating securities	(10.7)	(8.0)	(9.1)

Net income available for common shares	$941.9	$819.7	$783.9

Weighted Average Shares:
Basic	279.0	299.6	308.2
Dilutive stock options and restricted shares	4.3	3.9	2.2

Diluted	283.3	303.5	310.4

Anti-dilutive stock options and restricted shares	1.7	3.0	10.9

Net Income per Common Share - Omnicom Group Inc.:
Basic	$3.38	$2.74	$2.54
Diluted	$3.33	$2.70	$2.53

5.	Business Combinations
In 2011, we completed twelve acquisitions of new subsidiaries and made additional investments in companies in which we had an existing minority ownership interest. Goodwill from these transactions was $649.1 million. In addition, for acquisitions completed prior to January 1, 2009, we made contingent purchase price payments (earn-outs) of $79.2 million, which were included in goodwill. Approximately $89.7 million of the goodwill recorded in these acquisitions is expected to be deductible for income tax purposes. Further, we also acquired additional equity in certain of our majority owned subsidiaries. These transactions are accounted for as equity transactions and no additional goodwill was recorded. None of our acquisitions in 2011 were material to our results of operations or financial position.
Our valuation of the acquired businesses is based on a number of factors, including specialized know-how, reputation, geographic coverage, competitive position and service offerings, as well as our experience and judgment. Our acquisition strategy is focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of our various strategic business platforms, including the expansion of their geographic area and/or their service capabilities to better serve our clients. Consistent with our acquisition strategy and past practice, most of our acquisitions include an initial payment at closing and provide for future additional contingent purchase price payments (earn-outs). Contingent payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on pre-determined formulas. These payments are not contingent upon future employment. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued when the contingency is resolved and payment is certain. Contingent purchase price obligations related to acquisitions completed subsequent to December 31, 2008 are recorded as liabilities at fair value and are remeasured at each reporting period. Subsequent changes in fair value of the liability are recorded in results of operations. At December 31, 2011 and 2010, the liability for contingent purchase price obligations was $142.6 million and $93.8 million, respectively, of which $32.8 million and $16.9 million is current, respectively.
For each acquisition, we undertake a detailed review to identify other intangible assets and a valuation is performed for all such identified assets. We use several market participant measurements to determine fair value. This approach includes consideration of similar and recent transactions, as well as utilizing discounted expected cash flow methodologies and when available and as appropriate, we use comparative market multiples to supplement our analysis. As is typical for most service businesses, a substantial portion of the intangible asset value we acquire is the specialized know-how of the workforce, which is treated as part of goodwill and is not valued separately. A significant portion of the identifiable intangible assets acquired is derived from customer relationships, including the related customer contracts, as well as trade names. In executing our acquisition strategy, one of the primary drivers in identifying and executing a specific transaction is the existence of, or the ability to, expand our existing client relationships. The expected benefits of our acquisitions are typically shared across multiple agencies and regions.

6.	Intangible Assets
Intangible assets at December 31, 2011 and 2010 were (in millions):

	2011			2010

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Intangible assets subject to impairment tests:
Goodwill	$9,026.6	$570.3	$8,456.3	$8,386.7	$577.6	$7,809.1

Other identifiable intangible assets subject to amortization:
Purchased and internally developed software	$270.0	$210.3	$59.7	$260.5	$205.3	$55.2
Customer related and other	615.3	206.6	408.7	372.5	149.5	223.0

	$885.3	$416.9	$468.4	$633.0	$354.8	$278.2

Changes in goodwill for the years ended December 31, 2011 and 2010 were (in millions):

	2011	2010

Balance January 1	$7,809.1	$7,641.2
Acquisitions	728.3	275.3
Dispositions	(12.1)	(8.9)
Foreign currency translation	(69.0)	(98.5)

Balance December 31	$8,456.3	$7,809.1

There were no goodwill impairment losses recorded in 2011, 2010 or 2009 and there are no accumulated goodwill impairment losses. Goodwill for acquisitions completed in 2011 and 2010 includes $140.9 million and $34.5 million, respectively, of goodwill attributed to noncontrolling interests in the acquired businesses.

7.	Debt
Lines of Credit
In October 2011, we amended our credit agreement ("Credit Agreement") to increase the borrowing capacity to $2.5 billion from $2.0 billion and to extend the term to October 12, 2016. We have the ability to classify borrowings under the Credit Agreement as long-term. The Credit Agreement provides support for up to $1.5 billion of commercial paper issuances, as well as back-up liquidity in the event that any of our convertible notes are put back to us. At December 31, 2011 and 2010, there were no outstanding commercial paper issuances or borrowings under the Credit Agreement.
At December 31, 2011 and 2010, we had various uncommitted lines of credit aggregating $758.3 million and $610.4 million, respectively.
Our available and unused lines of credit at December 31, 2011 and 2010 were (in millions):

	2011	2010

Credit Agreement	$2,500.0	$2,000.0
Uncommitted lines of credit	758.3	610.4

Available and unused lines of credit	$3,258.3	$2,610.4

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Credit Agreement contains financial covenants that limit the ratio of total consolidated indebtedness to total consolidated EBITDA (under the Credit Agreement, EBITDA is defined as earnings before interest, taxes, depreciation and amortization) to no more than 3.0 times. We are also required to maintain a minimum ratio of consolidated EBITDA to interest expense of at least 5.0 times. At December 31, 2011 we were in compliance with these covenants, as our ratio of debt to EBITDA was 1.7 times and our ratio of EBITDA to interest expense was 12.3 times. In addition, the Credit Agreement does not limit our ability to declare or pay dividends.
Short-Term Borrowings
Short-term borrowings of $9.5 million and $50.2 million at December 31, 2011 and 2010, respectively, are primarily comprised of bank overdrafts and credit lines of our international subsidiaries. The bank overdrafts and credit lines are treated as unsecured loans pursuant to the agreements supporting the facilities. At December 31, 2011 and 2010, the weighted average interest rate on these borrowings was 5.6% and 5.4%, respectively.
Debt - General
Our wholly-owned finance subsidiaries Omnicom Capital Inc. (“OCI”) and Omnicom Finance Inc. (“OFI”) are co-issuers and co-obligors of our 5.90% Senior Notes due April 15, 2016, 6.25% Senior Notes due July 15, 2019 and 4.45% Senior Notes due August 15, 2020 (collectively “Senior Notes”) and our Convertible Debt. OCI and OFI provide funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI and OFI’s assets consist of intercompany loans made to our operating subsidiaries and the related interest receivable. There are no restrictions on the ability of OCI, OFI or us to obtain funds from our subsidiaries through dividends, loans or advances. The Senior Notes and Convertible Debt are a joint and several liability of us, OCI and OFI, and we unconditionally guarantee the obligations of OCI and OFI with respect to the Senior Notes and Convertible Debt. Our Senior Notes and Convertible Debt are senior unsecured obligations that rank in equal right of payment with all existing and future unsecured senior indebtedness.
Long-Term Notes Payable
Long-term notes payable at December 31, 2011 and 2010 were (in millions):

	2011	2010

5.90% Senior Notes due April 15, 2016	$1,000.0	$1,000.0
6.25% Senior Notes due July 15, 2019	500.0	500.0
4.45% Senior Notes due August 15, 2020	1,000.0	1,000.0
Other notes and loans at rates from 2.8% to 9.0%, due through 2013	1.3	1.5

	2,501.3	2,501.5
Unamortized discount on Senior Notes	(7.6)	(8.7)
Deferred gain from termination of interest rate swaps on Senior Notes due 2016	30.5	—
Fair value hedge adjustment on Senior Notes due 2016	—	(26.3)

	2,524.2	2,466.5
Less current portion	0.7	1.4

Long-term notes payable	$2,523.5	$2,465.1

In August 2010, we entered into a series of interest rate swap agreements to hedge the risk of changes in fair value of the $1.0 billion principal amount of our 5.90% Senior Notes due April 15, 2016 (“2016 Notes”) attributable to changes in the benchmark interest rate. Under the terms of the swaps, we received fixed interest rate payments and paid a variable interest rate on the total principal amount of the 2016 Notes. The swaps effectively converted the 2016 Notes from fixed rate debt to floating rate debt. The swaps qualified as a hedge for accounting purposes and were designated as a fair value hedge on the 2016 Notes. The swaps were recorded in our balance sheet at fair value and the change in the fair value of the swaps and the change in the fair value of the 2016 Notes (the hedged item) were recorded in earnings as an adjustment to interest expense.
On August 18, 2011, we terminated and settled the swaps and received a payment from the counterparties of $38.8 million that included accrued interest. On termination of the swaps, we discontinued hedge accounting and recorded a deferred gain of $33.2 million as an increase in the carrying value of 2016 Notes. The deferred gain is being amortized through the maturity of the 2016 Notes as a reduction of interest expense.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2010, we recorded a liability of $24.2 million, representing the fair value of the swaps, and recorded a decrease in the carrying value of the 2016 Notes of $26.3 million, reflecting the change in fair value of the 2016 Notes from the inception of the fair value hedge.
Convertible Debt
Convertible debt at December 31, 2011 and 2010 was (in millions):

	2011	2010

Convertible Notes - due February 7, 2031	$—	$0.1
Convertible Notes - due July 31, 2032	252.7	252.7
Convertible Notes - due June 15, 2033	0.1	0.1
Convertible Notes - due July 1, 2038	406.6	406.6

	659.4	659.5
Less current portion	—	—

Convertible debt	$659.4	$659.5

2031 Notes: In February 2001, we issued $850 million Liquid Yield Option Notes due February 7, 2031 (“2031 Notes”). Prior to 2009, $3.0 million of the 2031 Notes were repurchased and retired. In 2009 and 2010, $841.2 million and $5.7 million, respectively, of the 2031 Notes were repurchased and retired. On February 1, 2011, the remaining 2031 Notes were redeemed.
2032 Notes: In March 2002, we issued $900 million Zero Coupon Zero Yield Convertible Notes due July 31, 2032 (“2032 Notes”). At December 31, 2011, the 2032 Notes were potentially convertible into 4.6 million shares of our common stock, implying a conversion price of $55.01 per common share, subject to normal anti-dilution adjustments. These notes are convertible at the specified ratio only upon the occurrence of certain events, including: if our common stock trades above certain levels, if we effect extraordinary transactions or if our long-term debt credit ratings are downgraded from their December 31, 2011 level to BBB or lower by Standard & Poor's Rating Service ("S&P"), or to Baa3 or lower by Moody’s Investors Service ("Moody's"). These events would not result in an adjustment of the number of shares issuable upon conversion. Holders of these notes have the right to put the notes back to us for cash on July 31 of each year. There are no events that accelerate the noteholders’ put rights. Beginning August 1, 2010 and every six months thereafter, if the market price of our common shares exceeds certain thresholds, we may be required to pay contingent cash interest. At December 31, 2011, no contingent cash interest was due. Prior to 2009, $173.0 million of the 2032 Notes were repurchased and retired and in 2009, $474.3 million of the 2032 Notes were repurchased and retired.
2038 Notes: In June 2003, we issued $600 million Zero Coupon Zero Yield Convertible Notes due June 15, 2033 (“2033 Notes”). At December 31, 2011, these notes were potentially convertible into 7.9 million shares of our common stock, implying a conversion price of $51.50 per common share, subject to normal anti-dilution adjustments. These notes are convertible at the specified ratio only upon the occurrence of certain events, including: if our common stock trades above certain levels, if we effect extraordinary transactions or if our long-term debt credit ratings are downgraded from their December 31, 2011 level to BBB- or lower by S&P or Ba1 or lower by Moody’s. The occurrence of these events will not result in an adjustment of the number of shares issuable upon conversion. Holders of these notes have the right to put the notes back to us for cash on June 15, 2013, 2018 and 2023 and on each June 15 annually thereafter through June 15, 2037 and we have a right to redeem the notes for cash on June 17, 2013 and June 15, 2018. After June 15, 2018, we can redeem the 2038 Notes at any time. There are no events that accelerate the noteholders’ put rights. Beginning in June 2010, if the market price of our common shares exceeds certain thresholds, we may be required to pay contingent cash interest.
In June 2006, $132.5 million of our 2033 Notes were repurchased and retired and substantially all of the remaining 2033 Notes were amended to extend the maturity of the notes from June 15, 2033 to July 1, 2038. The amendments conformed other terms of the notes for the extension of the maturity date, as well as amending the comparable yield. The amended notes are referred to as our Zero Coupon Zero Yield Convertible Notes due 2038 (“2038 Notes”).
In June 2010, the indenture governing the 2038 Notes was amended. Holders of $403.2 million of the 2038 Notes agreed to waive their right to contingent cash interest, if payable, from December 15, 2010 through and including December 15, 2013. Holders of $3.4 million of the 2038 Notes did not put their notes to us for repurchase and did not consent to the amendment and $60.8 million of the 2038 Notes were repurchased and retired.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the event the holders of our convertible debt exercise their conversion right, the conversion obligation is equal to a conversion value determined on the day of conversion, calculated by multiplying the share price at the close of business on that day by the underlying number of shares into which the notes convert. We satisfy the conversion value by paying the initial principal amount of the note in cash and the balance of the conversion value in cash or shares, at our option. We can only satisfy a put obligation in cash.
Our 2032 Notes and 2038 Notes (collectively “Convertible Notes”) provide the noteholders with certain rights that we consider to be embedded derivatives. Embedded derivatives could be required to be bifurcated and accounted for separately from the underlying host instrument. The noteholders’ rights considered for bifurcation were: (1) an embedded conversion option to convert the bonds into shares of our common stock, (2) the right to put the Convertible Notes back to us for repurchase (noteholders' put right) and our agreement to not call the Convertible Notes except on certain specific dates (no call right) and (3) the right to collect contingent cash interest from us if certain criteria are met. As discussed below, the embedded derivatives were not required to be bifurcated or had no impact on the carrying value of the Convertible Notes and accordingly, the Convertible Notes are carried at their value due at maturity.
The embedded conversion option qualified for the exception covering convertible debt in FASB ASC Topic 815, Derivatives and Hedging and we are not required to separately account for the embedded conversion option. The embedded conversion option met the criteria and would, if converted, be accounted for in equity as if it was a freestanding derivative. We are not required to separately value and account for the noteholders’ put right and the no call right. These rights were considered to be clearly and closely related to the underlying Convertible Notes and are not contingently exercisable. Additionally, the debt was not issued with a substantial discount or premium. Lastly, the noteholders’ right to collect contingent cash interest is a derivative and is required to be marked to market value each reporting period with changes recorded in interest expense. The value of this right is primarily linked to the price of our common stock and not the debt host contract. Therefore, the right to collect contingent cash interest is not clearly and closely related to our debt and is required to be accounted for separately.
In 2004, our convertible debt was amended to include a provision to satisfy the conversion value by paying the principal amount of the notes in cash and the balance of the conversion option in cash or shares at our option. In prior years, as required by U.S. GAAP, we separately accounted for the liability and equity components of the notes by allocating the proceeds at the date of amendment of the notes between the liability and equity components and recording $47.5 million, $28.5 million after tax, of interest expense related to the equity conversion option over the expected life of the conversion option.
The convertible debt was issued at par (no discount or premium) and does not bear any interest. As a result, we concluded that absent any non-contractual supplemental interest payment the noteholders have no economic incentive to hold the notes past the contractual put dates. Therefore, the expected life of the conversion option was determined to be the period from amendment of the notes in 2004 to the first respective put date, or 1 year in the case of the 2032 Notes and 1.6 years in the case of the 2038 Notes. The amortization of the value of the conversion option was recorded as interest expense.
From time to time, we have made non-contractual supplemental interest payments to holders of our convertible debt who did not put their notes back to us for repurchase on the respective put dates or who agreed to certain amendments to the convertible note indentures. The supplemental interest payments are amortized to interest expense ratably over the period to the next put date. No supplemental interest payments were paid in 2011. Supplemental interest payments in 2010 and 2009 were (in millions):

	2010	2009

2031 Notes	$—	$27.6
2032 Notes	5.7	7.6
2038 Notes	20.2	—

	$25.9	$35.2

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Expense
The components of interest expense for the three years ended December 31, 2011 were (in millions):

	2011	2010	2009

Long-term notes payable	$125.8	$106.7	$78.0
Amortization of supplemental interest payments	10.0	10.5	22.7
Commercial paper and Credit Agreement	2.5	1.8	5.7
Fees	7.1	5.7	5.1
Other	12.7	10.0	10.7

	$158.1	$134.7	$122.2

Maturities
The stated maturities of our long-term notes and convertible debt at December 31, 2011 are (in millions):

2012	$0.7
2013	0.3
2014	0.3
2015	—
2016	1,000.0
Thereafter	2,159.4

$3,160.7

8.	Segment Reporting
Our wholly and partially owned agencies operate within the advertising, marketing and corporate communications services industry. These agencies are organized into agency networks, virtual client networks, regional reporting units and operating groups. Consistent with our fundamental business strategy, our agencies serve similar clients, in similar industries and, in many cases, the same clients across a variety of geographic regions. In addition, our agency networks have similar economic characteristics including similar costs and long-term profit contribution. The main economic components of each agency are employee compensation and related costs and direct service costs and office and general costs which include rent and occupancy costs, technology costs and other overhead expenses. Therefore, given these similarities, we aggregate our operating segments, which are our five agency networks, into one reporting segment.
Revenue and long-lived assets and goodwill by geographic area as of and for the three years ended December 31, 2011 are (in millions):

		Americas	EMEA	Asia / Australia
2011
	Revenue	$8,018.1	$4,491.0	$1,363.4
	Long-lived assets and goodwill	5,960.0	2,614.4	564.8
2010
	Revenue	$7,459.0	$4,129.1	$954.4
	Long-lived assets and goodwill	5,805.9	2,526.0	130.5
2009
	Revenue	$6,855.0	$4,076.5	$789.2
	Long-lived assets and goodwill	5,642.3	2,549.0	127.2
The Americas is composed of the United States, Canada and Latin American countries. EMEA is composed of various Euro currency countries, the United Kingdom, other European countries that have not adopted the European Union Monetary standard, the Middle-East and Africa. Asia/Australia is composed of Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries.

9.	Cost Method Investments
At December 31, 2011 and 2010, the carrying value of our cost method investments was $23.6 million and $24.8 million, respectively and are included in other assets in our balance sheet.

10.	Equity Method Investments
Our equity interest in the net income of our equity method investments for 2011, 2010 and 2009 was $17.2 million, $33.5 million and $30.8 million, respectively. At December 31, 2011 and 2010, our equity interest in the net assets of our equity method investments was $68.4 million and $169.1 million, respectively. Our equity method investments are not material to our results of operations or financial position and therefore, summarized financial information is not required to be presented.
Effective February 1, 2011, we acquired a controlling interest in the Clemenger Group, our affiliate in Australia and New Zealand, increasing our equity ownership to 73.7% from 46.7%. In connection with this transaction we recorded a remeasurement gain of $123.4 million in the first quarter of 2011. Additionally, in 2011, we acquired a controlling interest in affiliates in India and Turkey increasing our equity ownership to 100% and 76%, respectively. In connection with these transactions, we recorded a remeasurement gain of $15.1 million.
In 2010, we acquired a controlling interest in affiliates in the Middle East and South America bringing our equity ownership to 68.6% and 100%, respectively. In connection with these transactions, we recorded a remeasurement gain of $26.0 million. In 2009, we acquired a controlling interest in a Middle East affiliate bringing our equity ownership to 85%. In connection with this transaction, we recorded a remeasurement gain of $41.3 million.
The differences between the fair value of our shares at the acquisition dates and the carrying value of the investments prior to the acquisitions resulted in the remeasurement gains. The purchase prices were negotiated at fair value in arms-length transactions. In addition, we performed a valuation of the businesses and confirmed the fair values used to determine the remeasurement gains. We used the following valuation methodologies to confirm the fair values: the income approach which utilized discounted expected future cash flows, comparative market participant multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) and, when available, comparable transactions.

11.	Repositioning Actions
In connection with a continuing review of our businesses focused on enhancing our strategic position, improving our operations and rebalancing our workforce, in the first quarter of 2011 we recorded $131.3 million of charges related to repositioning actions for severance, real estate lease terminations and asset and goodwill write-offs related to disposals and other costs.
A summary of our repositioning actions taken in the first quarter of 2011 is (in millions):

Severance	$92.8
Real estate lease terminations	15.3
Asset and goodwill write-offs related to disposals and other costs	23.2

$131.3

Substantially all the $92.8 million liability recorded for severance was paid as of December 31, 2011 and the real estate lease termination payments were made as of December 31, 2011. The charges for asset and goodwill write-offs and other costs are primarily comprised of non-cash items.
The impact of the repositioning actions and the remeasurement gain, which were recorded in the first quarter of 2011, on operating expenses for the year ended December 31, 2011 was (in millions):

	Increase (Decrease)

	Repositioning Actions	Remeasurement Gain

Salary and service costs	$92.8
Office and general expenses	38.5	$(123.4)

	$131.3	$(123.4)

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Share-Based Compensation Plans
The Omnicom Group Inc. 2007 Incentive Award Plan (“2007 Plan”) provides for the award of stock options, restricted stock and other awards. Upon adoption of the 2007 Plan, no new awards can be granted under any of our prior plans. In 2010, the shareholders approved an amendment to increase the maximum number of shares available for issuance under the 2007 Plan to 17.0 million shares plus any shares awarded under the 2007 Plan or any prior plan that have been forfeited or have expired. Any share of common stock subject to an option granted under the 2007 Plan counts against the limit as one share of common stock for every one share of common stock granted as an option award. Any share of common stock subject to an award other than an option award is counted against the limit as 2.5 shares of common stock for every one share of common stock awarded. The terms of each award and the exercise date are determined by the Compensation Committee of the Board of Directors ("Compensation Committee"). The 2007 Plan does not permit the holder of an award to elect cash settlement under any circumstances. At December 31, 2011, 6,299,646 shares are available for grant under the 2007 Plan. If all shares of common stock were subject to awards other than options, shares available for grant would be 2,519,858.
Share-based employee compensation expense in 2011, 2010 and 2009, was $74.5 million, $69.3 million and $78.6 million, respectively. At December 31, 2011, unamortized share-based employee compensation that will be expensed over the next five years is $263.3 million.
Stock Options
Under the 2007 Plan, the exercise price of stock option awards may not be less than 100% of the market price of our common stock at the grant date and the option term cannot be longer than ten years from the grant date. Generally, stock option grants vest 30% on each of the first two grant date anniversaries and 40% three years from the grant date.
Stock option activity for the three years ended December 31, 2011 was:

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Balance January 1	24,513,590	$26.64	40,832,715	$29.37	23,398,301	$36.87
Options granted under 2007 Plan	90,000	$45.05	335,000	$38.86	22,620,000	$23.73
Options exercised	(6,034,181)	$28.17	(14,125,525)	$33.03	(545,586)	$31.18
Options forfeited	(268,000)	$27.15	(2,528,600)	$36.58	(4,640,000)	$39.52

Balance December 31	18,301,409	$26.22	24,513,590	$26.64	40,832,715	$29.37

Options exercisable December 31	9,672,909	$27.85	7,885,090	$31.80	16,325,715	$37.46

Options outstanding and exercisable at December 31, 2011 were:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$23.40	to	$29.99	16,023,515	7.2 years	$23.72	7,945,515	$24.05
$30.00	to	$44.99	856,894	7.1 years	$37.93	371,394	$38.24
$45.00	to	$52.83	1,421,000	1.0 years	$47.30	1,356,000	$47.30

			18,301,409			9,672,909

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant was determined on the grant date using the Black-Scholes option valuation model. The Black-Scholes assumptions (without adjusting for the risk of forfeiture and lack of liquidity) and the weighted average fair value per share for options granted were:

	2011			2010			2009
Expected option lives	5.0 years			5.0 years			5.0 years
Risk free interest rate	0.9%	-	1.8%	1.8%	-	2.6%	1.7%	-	2.5%
Expected volatility	27.2%	-	29.2%	24.7%	-	27.0%	19.6%	-	24.1%
Dividend yield	2.3% - 2.8%			1.9% - 2.4%			1.5% - 2.5%
Weighted average fair value per option granted	$9.57			$8.25			$3.62
Restricted Shares
Restricted stock activity for the three years ended December 31, 2011 was:

	2011	2010	2009

Balance January 1	3,026,086	3,471,929	4,473,981
Shares granted	4,688,716	868,273	664,217
Shares vested	(1,096,441)	(1,089,136)	(1,426,456)
Shares forfeited	(165,474)	(224,980)	(239,813)

Balance December 31	6,452,887	3,026,086	3,471,929

Weighted average per share fair value of shares granted	$44.87	$36.63	$32.87

Weighted average per share fair value at December 31	$43.66	$41.79	$44.04
The market value of the restricted stock awards on the grant date is charged to additional paid-in capital and is amortized to expense over the restriction period. Restricted shares typically vest at 20% per year, provided the employee remains employed by us. Restricted shares may not be sold, transferred, pledged or otherwise encumbered until the forfeiture restrictions lapse. Under most circumstances, the employee forfeits the shares if employment ceases prior to the end of the restriction period.
In 2011, the Compensation Committee granted 413,909 performance restricted stock units ("PRSUs") at a weighted average grant price of $48.56 to certain employees. Each PRSU represents the right to receive one share of our common stock on vesting. The ultimate number of PRSUs received by the employee depends on the Company's average return on equity over the three year period 2011 through 2013 compared to the average return on equity of a peer group of five principal competitors over the same period. The PRSUs vest over five years. One half of the PRSUs have a service only vesting condition and compensation expense is recognized on a straight-line basis over the service period. The other half of the PRSUs have service and performance vesting conditions and compensation expense is recognized on a graded-vesting basis. Over the performance period, the recognition of compensation expense is adjusted upward or downward based on our estimate of the probability of achievement of the performance target for the portion of the awards subject to the performance vesting conditions. At December 31, 2011, we expect that a substantial portion of the PRSUs with the performance condition feature will vest.
ESPP
We have an employee stock purchase plan (“ESPP”) that enables employees to purchase our common stock through payroll deductions over each plan quarter at 95% of the market price on the last trading day of the plan quarter. Purchases are limited to 10% of eligible compensation as defined by the Employee Retirement Income Security Act of 1974 (“ERISA”). During 2011, 2010 and 2009, employees purchased 161,929 shares, 267,931 shares and 418,237 shares, respectively, all of which were treasury shares, for which $7.0 million, $9.7 million and $12.0 million, respectively, was paid to us. At December 31, 2011, 9,555,685 shares are available for the ESPP.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Income Taxes
We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Our subsidiaries also file tax returns in various foreign jurisdictions. Our principal foreign jurisdictions include the United Kingdom, France and Germany. The Internal Revenue Service (“IRS”) has completed its examination of our federal tax returns through 2007 and has commenced an examination of our federal tax returns from 2008 through 2010. In addition, our subsidiaries’ tax returns in the United Kingdom, France and Germany have been examined through 2002, 2005 and 2004, respectively.
Income before income taxes for the three years ended December 31, 2011 was (in millions):

	2011	2010	2009

Domestic	$581.0	$573.2	$598.8
International	968.0	777.2	675.4

	$1,549.0	$1,350.4	$1,274.2

Income tax expense for the three years ended December 31, 2011 was (in millions):

	2011	2010	2009
Current:
Federal	$158.6	$107.2	$58.2
State and local	14.4	11.7	11.8
International	239.5	233.1	198.5

	412.5	352.0	268.5

Deferred:
Federal	83.6	98.9	146.9
State and local	4.9	3.6	14.2
International	4.8	5.7	4.0

	93.3	108.2	165.1

	$505.8	$460.2	$433.6

A reconciliation from the statutory U.S. federal income tax rate to our effective tax rate is:

	2011	2010	2009

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	0.8	0.7	1.3
Remeasurement gain Clemenger Group, tax rate differential	(2.6)	—	—
International tax rate differentials	(1.4)	(2.1)	(2.7)
Other	0.9	0.5	0.4

Effective rate	32.7%	34.1%	34.0%

Income tax expense for 2011 reflects a number of items that were recorded in the first quarter of 2011. These items include a $39.5 million tax benefit related to charges incurred in connection with our repositioning actions, a provision of $2.8 million related to the remeasurement gain and a provision of $9.0 million for agreed upon adjustments to income tax returns that were under examination in the first quarter of 2011.
The tax benefit on the repositioning actions was calculated based on the jurisdictions where the charges were incurred and reflects the likelihood that we will be unable to obtain a tax benefit for all charges incurred. The remeasurement gain resulting from the acquisition of the controlling interest in Clemenger created a difference between the book basis and tax basis of our investment. Because this basis difference is not expected to reverse, no deferred taxes were provided and the tax provision

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recorded represents the incremental U.S. tax on acquired historical unremitted earnings. The $9.0 million charge resulted from adjustments to U.S. income tax returns for calendar years 2005, 2006 and 2007, that were agreed upon and recorded in the first quarter of 2011.
Included in income tax expense in 2011, 2010 and 2009 was $2.8 million, $3.9 million and $3.8 million, respectively, of interest, net of tax benefit, and penalties related to tax positions taken on our tax returns. At December 31, 2011 and 2010, the accrued interest and penalties were $10.7 million and $13.0 million, respectively.
The components of deferred tax assets and liabilities at December 31, 2011 and 2010 were (in millions):

	2011	2010
Deferred tax assets:
Compensation and severance	$291.5	$257.6
Tax loss and credit carryforwards	156.3	112.6
Basis differences from acquisitions	37.2	23.8
Basis differences from short-term assets and liabilities	33.6	27.7
Other	19.8	9.8

Deferred tax assets	538.4	431.5
Valuation allowance	(24.9)	(24.6)

Net deferred tax assets	$513.5	$406.9

Deferred tax liabilities:
Basis differences from investments	$11.1	$6.7
Unremitted foreign earnings	143.2	85.0
Financial instruments	480.3	458.2
Goodwill and intangible assets	577.4	449.2

Deferred tax liabilities	$1,212.0	$999.1

Net deferred tax assets (liabilities)	$(698.5)	$(592.2)

Substantially all of the deferred tax liability for financial instruments at December 31, 2011 and 2010, relates to our convertible notes and is recorded in long-term deferred tax liabilities in our balance sheet.
At December 31, 2011 and 2010, our net deferred tax assets and (liabilities) were classified as follows (in millions):

	2011	2010

Other current assets - Deferred taxes	$169.1	$141.3
Deferred tax assets	—	14.2
Long-term deferred tax liabilities	(867.6)	(747.7)

	$(698.5)	$(592.2)

The American Recovery and Reinvestment Act of 2009 (“ARRA”) provided an election where qualifying cancellation of indebtedness income can be deferred and included in taxable income ratably over the five taxable years beginning in 2014 and ending in 2018. In 2009, we retired $841.2 million of our 2031 Notes and $474.3 million of our 2032 Notes resulting in a tax liability of approximately $328 million. In 2010, we retired an additional $5.7 million of our 2031 Notes and $60.8 million of our 2038 Notes resulting in a tax liability of $12.0 million. These liabilities, which were previously recorded, are included in our balance sheet in deferred tax liabilities. In accordance with ARRA, we expect to pay the liabilities during the deferral period beginning in 2014 and continuing through 2018.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have concluded that it is more likely than not that we will be able to realize our net deferred tax assets in future periods because results of future operations are expected to generate sufficient taxable income. The valuation allowance of $24.9 million and $24.6 million at December 31, 2011 and 2010, respectively, relates to tax loss and credit carryforwards in the Unites States and international jurisdictions. During 2010, we reduced our deferred tax asset balance by approximately $30.5 million as a result of our utilization of tax loss and credit carryforwards. Additionally, as a result of a change in 2010 in a foreign tax law that eliminated the ability to utilize approximately $39.0 million of tax loss and credit carryforwards, we reduced both our deferred tax asset balance and the corresponding valuation allowance by the same amount. Our tax loss and credit carryforwards are available to us for periods ranging from 5 to 20 years, which is in excess of the forecasted utilization of such carryforwards. To the extent that future tax deductions for share-based compensation are less than the deferred tax assets resulting from recording book share-based compensation expense, we expect to have a sufficient pool of excess tax benefits within additional paid-in-capital (“APIC Pool”) available to offset any potential future shortfalls. The APIC Pool results from the amount by which prior year tax deductions exceeded the cumulative book share-based compensation expense.
We have not provided for U.S. federal income and foreign withholding taxes on approximately $1 billion of cumulative undistributed earnings of certain foreign subsidiaries. We intend to indefinitely reinvest these undistributed earnings in our international operations. Accordingly, we currently have no plans to repatriate these funds. As such, we do not know the time or manner in which we would repatriate these funds. Because the time or manner of repatriation is uncertain, we cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings and therefore cannot quantify the tax liability. We also have cumulative undistributed earnings of certain foreign subsidiaries of approximately $1.5 billion that are not deemed to be indefinitely reinvested. We have provided U.S. taxes of $143.2 million on these undistributed earnings, which are included in deferred tax liabilities. Changes in international tax rules or changes in U.S. tax rules and regulations covering international operations and foreign tax credits may affect our future reported financial results or the way we conduct our business.
A reconciliation of our unrecognized tax benefits is (in millions):

	2011	2010

Balance January 1	$165.1	$202.8
Additions:
Current year tax positions	12.2	11.4
Prior year tax positions	12.5	18.3
Reduction of prior year tax positions	(14.8)	(38.8)
Settlements	(16.7)	(24.1)
Lapse of statute of limitations	—	(2.6)
Foreign currency translation	(0.5)	(1.9)

Balance December 31	$157.8	$165.1

The liability for uncertain tax positions is included in long-term liabilities in our balance sheet. Approximately $62.4 million and $72.4 million of the liability for uncertain tax positions at December 31, 2011 and 2010, respectively, would affect our effective tax rate upon resolution of the uncertain tax positions.

14.	Pension and Other Postemployment Benefits
Defined Contribution Plans
Our domestic and international subsidiaries provide retirement benefits for their employees primarily through defined contribution profit sharing and savings plans. Contributions to these plans vary by subsidiary and have generally been in amounts up to the maximum percentage of total eligible compensation of participating employees that is deductible for income tax purposes. Contribution expense in 2011, 2010 and 2009 was $102.1 million, $83.9 million and $75.7 million, respectively.
Defined Benefit Pension Plans
Certain of our subsidiaries sponsor noncontributory defined benefit pension plans. Two of our U.S. businesses and several of our non-U.S. businesses sponsor pension plans. These plans provide benefits to employees based on formulas recognizing length of service and earnings. The U.S. plans cover approximately 1,200 participants and are closed to new participants. Effective January 1, 2011, the U.S. plans do not accrue future benefit credits. The non-U.S. plans cover approximately 6,500 participants, are not covered by ERISA and include plans required by local laws.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, we have a Senior Executive Restrictive Covenant and Retention Plan (“Retention Plan”) for certain executive officers of Omnicom selected to participate by the Compensation Committee. The Retention Plan was adopted to secure non-competition, non-solicitation, non-disparagement and ongoing consulting services from such executive officers, and to strengthen the retention aspect of executive officer compensation. The Retention Plan provides for annual payments to the participants or to their beneficiaries upon termination following at least seven years of service with Omnicom or its subsidiaries. A participant’s annual benefit is payable for 15 consecutive calendar years following termination, but in no event prior to age 55. The annual benefit is equal to the lesser of (i) the participant’s final average pay times an applicable percentage, which is based upon the executive’s years of service as an executive officer, not to exceed 35% or (ii) $1.5 million. The Retention Plan is unfunded and benefits will be paid when due.
The assets, liabilities and expense associated with these plans are not material to our results of operations or financial position.
The components of net periodic benefit cost for the three years ended December 31, 2011 were (in millions):

	2011	2010	2009

Service cost	$5.8	$3.9	$4.4
Interest cost	6.5	6.1	6.7
Expected return on plan assets	(3.5)	(3.5)	(3.6)
Amortization of prior service cost	3.1	2.5	2.5
Amortization of actuarial (gains) losses	0.3	0.6	1.6
Curtailments and settlements	—	1.2	1.4

	$12.2	$10.8	$13.0

Included in accumulated other comprehensive income at December 31, 2011 and 2010 were unrecognized actuarial gains and losses and unrecognized prior service cost of $66.2 million, $41.2 million net of tax, and $44.7 million, $27.5 million net of tax, respectively, that have not yet been recognized in net periodic benefit cost. The unrecognized actuarial gains and losses and unrecognized prior service cost included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost in 2012 is $4.6 million.
The weighted average assumptions used to determine net periodic benefit cost for the three years ended December 31, 2011 were:

	2011	2010	2009

Discount rate	5.1%	5.6%	5.6%
Compensation increases	1.6%	2.3%	2.1%
Expected return on plan assets	6.2%	6.7%	6.4%
The expected long-term rate of return for plan assets for our U.S. plans is based on several factors, including current and expected asset allocations, historical and expected returns on various asset classes and current and future market conditions. A total return investment approach using a mix of equities and fixed income investments maximizes the long-term return. This strategy is intended to minimize plan expense by achieving long-term returns in excess of the growth in plan liabilities over time. The discount rate used to compute net periodic benefit cost is based on yields of available high-quality bonds and reflects the expected cash flow as of the measurement date.
The expected returns on plan assets and discount rates for our non-U.S. plans are based on local factors, including each plan’s investment approach, local interest rates and plan participant profiles. The assumptions exclude a plan for one of our Japaneses subsidiaries that was recently terminated.
Experience gains and losses and the effects of changes in actuarial assumptions are generally amortized over a period no longer than the expected average future service of active employees.
Our funding policy is to contribute amounts sufficient to meet minimum funding requirements in accordance with the applicable employee benefit and tax laws that the plans are subject to, plus such additional amounts as we may determine to be appropriate. In 2011, 2010 and 2009, we contributed $7.8 million, $7.5 million, $6.4 million, respectively, to our defined benefit pension plans. We do not expect our 2012 contributions to differ materially from our 2011 contributions.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2011 and 2010, the benefit obligation, fair value of plan assets and the funded status of our defined benefit pension plans were (in millions):

	2011	2010

Benefit Obligation
Benefit obligation January 1	$130.0	$120.9
Service cost	5.8	3.9
Interest cost	6.5	6.1
Amendments, curtailments, and settlements	(13.6)	2.6
Actuarial (gains) losses	23.1	7.2
Benefits paid	(5.1)	(10.3)
Foreign currency translation	(0.4)	(0.4)

Benefit obligation December 31	$146.3	$130.0

Fair Value of Plan Assets
Fair value of assets January 1	$53.9	$52.4
Actual return on plan assets	(0.6)	4.5
Employer contributions	7.8	7.5
Benefits paid	(5.1)	(10.3)
Settlements	(5.4)	—
Foreign currency translation	(0.1)	(0.2)

Fair value of plan assets December 31	$50.5	$53.9

Funded Status December 31	$(95.8)	$(76.1)

At December 31, 2011 and 2010 the funded status was classified as follows (in millions):

	2011	2010

Other assets	$1.9	$3.0
Other current liabilities	(1.3)	(1.1)
Long-term liabilities	(96.4)	(78.0)

	$(95.8)	$(76.1)

At December 31, 2011 and 2010, the accumulated benefit obligations for our defined benefit pension plans were $135.8 million and $119.2 million, respectively.
At December 31, 2011 and 2010, plans with benefit obligations in excess of plan assets were (in millions):

	2011	2010

Benefit obligation	$136.4	$114.1
Plan assets	38.7	35.0

	$97.7	$79.1

At December 31, 2011 and 2010, the weighted average assumptions used to determine the benefit obligation were:

	2011	2010

Discount rate	4.6%	5.0%
Compensation increases	1.4%	1.9%

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2011, the estimated future benefit payments expected to be paid are (in millions):

2012	$4.1
2013	4.9
2014	7.7
2015	5.5
2016	5.8
2017 -2021	41.4
Thereafter	76.9

$146.3

The fair value of plan assets at December 31, 2011 and 2010 were (in millions):

	Level 1	Level 2	Level 3	Total
2011
Cash	$1.6			$1.6
Mutual funds (a)	29.7			29.7
Unit trusts (b)	17.3			17.3
Insurance contracts (c)	—		$1.7	1.7
Other (d)	—	$0.2	—	0.2

	$48.6	$0.2	$1.7	$50.5

________________

(a)
Equity funds represent 67% of the total and are primarily composed of U.S. large-cap and mid-cap companies, international companies and emerging market companies. Debt funds represent 33% of the total and are primarily composed of U.S. Treasury securities, corporate debt and mortgage securities.

(b)
Equity funds represent 46% of the total and are primarily composed of U.K. large-cap companies and U.K., U.S. and eurozone equity index funds. Debt funds represent 54% of the total and are composed of U.K. government bonds and U.K. and eurozone corporate bonds.

(c)	Insurance contracts are primarily composed of guaranteed insurance contracts.

(d)	Commingled short-term investment funds.

	Level 1	Level 2	Level 3	Total
2010
Cash	$1.0			$1.0
Mutual funds (a)	24.9			24.9
Unit trusts (b)	18.8			18.8
Insurance contracts (c)	—		$6.1	6.1
Other (d)	—	$3.1	—	3.1

	$44.7	$3.1	$6.1	$53.9

________________

(a)
Equity funds represent 63% of the total and are primarily composed of U.S. large-cap and mid-cap companies, international companies and emerging market companies. Debt funds represent 37% of the total and are primarily composed of U.S. Treasury securities, corporate debt and mortgage securities.

(b)
Equity funds represent 54% of the total and are primarily composed of U.K. large-cap companies and U.K., U.S. and eurozone equity index funds. Debt funds represent 46% of the total and are composed of U.K. government bonds and U.K. and eurozone corporate bonds.

(c)	Insurance contracts are primarily composed of guaranteed insurance contracts.

(d)	Commingled short-term investment funds.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2011 and 2010, changes in the fair value of plan assets measured using Level 3 inputs were (in millions):

	2011	2010

Beginning balance January 1	$6.1	$5.6
Actual return on assets	0.1	0.1
Purchases, sales and settlements, net	(4.5)	0.4

Balance December 31	$1.7	$6.1

The weighted average asset allocations at December 31, 2011 and 2010 were:

	2011		2010
	Target Allocation	Actual Allocation	Actual Allocation

Cash	2%	3%	2%
Mutual funds	55%	59%	46%
Unit trusts	37%	34%	35%
Insurance contracts	3%	3%	11%
Other	3%	1%	6%

	100%	100%	100%

Risk tolerance for these plans is established through consideration of plan liabilities, funded status and evaluation of the overall investment environment. The investment portfolios contain a diversified blend of equity and fixed-income investments. Equity investments are diversified across geography and market capitalization through investment in large and medium capitalization U. S. and international equities and U. S. and international debt securities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, and periodic asset / liability studies and investment portfolio reviews.
Postemployment Arrangements
We have executive retirement agreements under which benefits will be paid to participants or to their beneficiaries over periods up to 10 years beginning after cessation of full-time employment. Our postemployment arrangements are unfunded and benefits are paid when due. In December 2010, the Compensation Committee increased the number of employees eligible to participate in these agreements. As a result of this action, we recorded an increase in the benefit obligation for our postemployment arrangements of $20.4 million in 2010.
The components of net periodic benefit cost for the three years ended December 31, 2011 were (in millions):

	2011	2010	2009

Service cost	$3.9	$1.8	$1.8
Interest cost	4.7	3.9	4.0
Amortization of prior service cost	0.6	0.6	0.8
Amortization of actuarial (gains) losses	2.1	1.0	0.5

	$11.3	$7.3	$7.1

Included in accumulated other comprehensive income at December 31, 2011 and 2010 were unrecognized actuarial gains and losses and unrecognized prior service cost of $44.9 million, $26.9 million net of income taxes, and $45.0 million, $27.0 million net of income taxes, respectively, that have not yet been recognized in the net periodic benefit cost. The unrecognized actuarial gains and losses and unrecognized prior service cost included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost in 2012 is $2.0 million.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average assumptions used to determine net periodic benefit cost for the three years ended December 31, 2011 were:

	2011	2010	2009

Discount rate	5.0%	5.0%	5.3%
Compensation increases	3.5%	3.5%	3.5%
Experience gains and losses and effects of changes in actuarial assumptions are amortized over a period no longer than the expected average future service of active employees.
At December 31, 2011 and 2010, the benefit obligation was (in millions):

	2011	2010

Benefit obligation January 1	$104.7	$87.7
Service cost	3.9	1.8
Interest cost	4.7	3.9
Plan amendment	—	20.4
Actuarial (gains) losses	2.6	0.9
Benefits paid	(10.7)	(10.0)

Benefit obligation December 31	$105.2	$104.7

At December 31, 2011 and 2010, the liability was classified as follows (in millions):

	2011	2010

Other current liabilities	$10.2	$10.7
Long-term liabilities	95.0	94.0

	$105.2	$104.7

At December 31, 2011 and 2010, the weighted average assumptions used to determine the benefit obligation were:

	2011	2010

Discount rate	4.9%	5.0%
Compensation increases	3.5%	3.5%

At December 31, 2011, the estimated future benefit payments expected to be paid are (in millions):

2012	$10.2
2013	9.8
2014	8.3
2015	7.2
2016	7.5
2017 - 2021	28.1
Thereafter	34.1

$105.2

15.	Supplemental Cash Flow Data
Changes in operating capital for the three years ended December 31, 2011 were (in millions):

	2011	2010	2009

(Increase) decrease in accounts receivable	$(471.4)	$(292.4)	$410.9
(Increase) decrease in work in process and other current assets	(53.2)	(209.7)	113.9
Increase (decrease) in accounts payable	262.7	455.9	(10.2)
Increase (decrease) in customer advances and other current liabilities	(4.5)	183.2	(75.9)
Change in other assets and liabilities, net	295.6	173.3	125.7

	$29.2	$310.3	$564.4

Income taxes paid	$365.4	$293.3	$270.4

Interest paid	$153.9	$140.8	$86.8

16.	Noncontrolling Interests
Changes in our ownership interests in our less than 100% owned subsidiaries during the three years ended December 31, 2011, were (in millions):

	2011	2010	2009

Net income attributed to Omnicom Group Inc.	$952.6	$827.7	$793.0
Transfers (to) from noncontrolling interests:
Increase in additional paid-in capital from sale
of shares in noncontrolling interests	4.8	2.2	—
Decrease in additional paid-in capital from purchase
of shares in noncontrolling interests	(37.6)	(26.0)	(25.6)

Net transfers (to) from noncontrolling interests	(32.8)	(23.8)	(25.6)

Changes in net income attributed to Omnicom Group Inc.
and transfers (to) from noncontrolling interests	$919.8	$803.9	$767.4

17.	Leases
We lease substantially all our office facilities under operating leases and certain equipment under operating and capital leases that expire at various dates. Office leases may include provisions for additional renewal periods at our option. In circumstances where the exercise of the renewal options is reasonably assured at the inception of the lease, the renewal periods are included in the determination of the lease term. Office leases may include scheduled rent increases and concessions, such as rent abatements and landlord / tenant incentives and improvement allowances. Scheduled rent increases are recognized on a straight-line basis over the lease term. Rent abatements and landlord / tenant incentives and improvement allowances are recorded as deferred rent and are amortized to rent expense on a straight-line basis over the lease term. Certain office leases require payment of real estate taxes and other occupancy costs. These costs are not included in rent expense. Leasehold improvements made at inception or during the lease term are amortized over the shorter of the asset life or the lease term, which may include renewal periods where the renewal is reasonably assured.
Rent expense for the three years ended December 31, 2011, was (in millions)

	2011	2010	2009
Office rent	$381.6	$374.4	$396.0
Less third party sublease rent	12.8	16.3	18.9

Net office rent	368.8	358.1	377.1
Equipment rent	42.7	46.4	65.6

	$411.5	$404.5	$442.7

Future minimum lease payments under non-cancelable operating and capital leases, reduced by third party sublease rent receivable from existing non-cancelable subleases, are (in millions):

	Operating Leases			Capital Leases
	Gross Rent	Less Sublease Rent	Net Rent	Minimum Lease Payments
2012	$364.9	$6.9	$358.0	$24.9
2013	298.4	4.8	293.6	16.3
2014	228.3	4.0	224.3	8.5
2015	176.4	3.2	173.2	3.7
2016	129.7	1.0	128.7	2.2
Thereafter	385.4	1.2	384.2	2.2

	$1,583.1	$21.1	$1,562.0

Total minimum lease payments				57.8
Less interest component				1.9

Present value of minimum lease payments				$55.9

At December 31, 2011 and 2010, the current and long-term portions of our capital lease obligation were $24.1 million and $31.8 million and $20.3 million and $30.7 million, respectively. Property under capital leases at December 31, 2011 and 2010 was $111.4 million and $94.6 million, respectively. Accumulated amortization of property under capital leases at December 31, 2011 and 2010 was $59.4 million and $46.0 million, respectively. Amortization expense for property under capital leases in 2011, 2010 and 2009 was $25.0 million, $23.0 million and $17.0 million, respectively.

18.	Temporary Equity - Redeemable Noncontrolling Interests
Owners of noncontrolling interests in certain of our subsidiaries have the right in certain circumstances to require us to purchase additional ownership interests at fair value as defined in the applicable agreements. Assuming that the subsidiaries perform over the relevant periods at their current profit levels, at December 31, 2011, the aggregate estimated maximum amount we could be required to pay in future periods is $202.1 million, of which $137.7 million is currently exercisable by the holders. If these rights are exercised, there would be an increase in the net income attributable to Omnicom Group Inc. as a result of our increased ownership and the reduction of net income attributable to noncontrolling interests. The ultimate amount paid could be significantly different because the redemption amount is primarily dependent on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates.

19.	Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.

20.	Fair Value
Financial assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010 were (in millions):

2011	Level 1	Level 2	Level 3	Total	Balance Sheet Classification

Assets:
Cash and cash equivalents	$1,781.2			$1,781.2
Short-term investments	23.8			23.8
Available-for-sale securities	3.8			3.8	Other Assets

Liabilities:
Forward foreign exchange contracts		$0.1		$0.1	Other Current Liabilities

2010	Level 1	Level 2	Level 3	Total	Balance Sheet Classification

Assets:
Cash and cash equivalents	$2,288.7			$2,288.7
Short-term investments	11.3			11.3
Forward foreign exchange contracts		$7.2		7.2	Other Current Assets
Available-for-sale securities	3.4			3.4	Other Assets

Liabilities:
Interest rate swaps		$24.2		$24.2	Long-Term Liabilities
The carrying amount and fair value of our financial instruments at December 31, 2011 and 2010 were (in millions):

	2011		2010

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	$1,781.2	$1,781.2	$2,288.7	$2,288.7
Short-term investments	23.8	23.8	11.3	11.3
Forward foreign exchange contracts	—	—	7.2	7.2
Available-for-sale securities	3.8	3.8	3.4	3.4
Cost method investments	23.6	23.6	24.8	24.8

Liabilities:
Short-term borrowings	$9.5	$9.5	$50.2	$50.2
Forward foreign exchange contracts	0.1	0.1	—	—
Interest rate swaps	—	—	24.2	24.2
Debt	3,183.6	3,370.5	3,126.0	3,328.0
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Short-term investments. Short-term investments primarily consist of time deposits with financial institutions that we expect to convert into cash within our current operating cycle, generally one year. Short-term investments are carried at cost, which approximates fair value.
Available-for-sale securities. Available-for-sale securities are carried at quoted market prices.
Forward foreign exchange contracts. The estimated fair value of derivative positions in forward foreign exchange contracts is determined using model-derived valuations, taking into consideration market rates and counterparty credit risk.
Cost method investments. Cost method investments are carried at cost, which approximates or is less than fair value.
Short-term borrowings. Short-term borrowings consist of bank overdrafts and credit lines of our international subsidiaries. Due to the short-term nature of these instruments, carrying value approximates fair value.
Interest rate swaps. Interest rate swaps are fair value hedges where the fair value is derived from the present value of future cash flows using valuation models that are based on readily observable market data such as interest rates and yield curves, taking into consideration counterparty credit risk.
Debt. Debt includes fixed rate debt and convertible debt. The fair value of these instruments is based on quoted market prices.

21.	Derivative Instruments and Hedging Activities
As a global service business, we operate in multiple foreign currencies and issue debt in the capital markets. In the normal course of business, we are exposed to foreign currency fluctuations and the impact of interest rate changes. We limit these risks through risk management policies and procedures, including the use of derivatives. For foreign currency exposure, derivatives are used to mitigate the cash flow volatility arising from foreign exchange rate fluctuations. For interest rate exposure, derivatives have been used to manage the related cost of debt.
As a result of using derivative instruments, we are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we have a policy of only entering into contracts with carefully selected major financial institutions based on credit ratings and other factors.
We evaluate the effects of changes in foreign currency exchange rates, interest rates and other relevant market risks on our derivative instruments. We periodically determine the potential loss from market risk on our derivative instruments by performing a value-at-risk analysis. Value-at-risk is a statistical model that utilizes historical currency exchange and interest rate data to measure the potential impact on future earnings of our derivative financial instruments. The value-at-risk analysis on our derivative financial instruments at December 31, 2011 indicated that the risk of loss was immaterial.
Foreign Exchange Risk
Our regional treasury centers centralize and manage the cash of our international operations. These centers use short-term forward foreign exchange contracts to hedge the foreign currency exchange risk of intercompany cash movements between businesses operating in different functional currencies from the regional treasury centers from which they borrow or invest funds. Additionally, the regional treasury centers use forward foreign exchange contracts to mitigate the foreign currency risk associated with activities when revenue and operating expenses are not denominated in the same currency. In these instances, amounts are promptly settled or hedged with forward foreign exchange contracts. At December 31, 2011 and 2010, the total value of the intercompany receivable and payables hedged by forward foreign exchange contracts was $192.4 million and $1,351.8 million, respectively. The notional value of forward foreign exchange contracts to purchase currencies, principally Korean Won, British Pounds and Euros at December 31, 2011 was $96.2 million and the notional value of forward foreign exchange contracts to purchase currencies, principally British Pounds, Euros, Japanese Yen and Korean Won at December 31, 2010, was $679.5 million. The notional value of forward foreign exchange contracts to sell currencies, principally U.S. Dollars, at December 31, 2011 and 2010, was $96.2 million and $672.3 million, respectively. See Note 20 for a discussion of the fair value of these instruments. The terms of our forward contracts are generally less than 90 days. The changes in the fair value of these contracts and of the underlying exposures generally offset and are included in our results of operations.
The foreign currency contracts that existed during 2011 and 2010 were entered into for the purpose of seeking to mitigate the risk of certain specific adverse currency risks. As a result of these financial instruments, we reduced financial risk in exchange for foregoing any gain (reward) that might have occurred if the markets moved favorably. In using these contracts, management exchanged the risks of the financial markets for counterparty credit risk.
Interest Rate Risk
From time to time, we issue debt in the capital markets. In 2011, to manage our overall interest cost, we used interest rate swaps to convert specific fixed-rate debt into variable-rate debt (fair value hedge). See Note 7 for a discussion of our interest rate swaps. At December 31, 2011, there were no interest rate swaps outstanding. The interest rate swaps reduced interest expense in 2011 and 2010 by $12.2 million and $5.0 million, respectively.

22.	Subsequent Events
We have evaluated events subsequent to the balance sheet date and determined there have not been any events that have occurred that would require adjustment to or disclosure in our financial statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
Quarterly Results of Operations (Unaudited)

The Company’s unaudited quarterly results of operations for the years ended December 31, 2011 and 2010 were (in millions, except for per share amounts):

	Quarter
	First	Second	Third	Fourth
Revenue
2011	$3,151.3	$3,487.4	$3,380.9	$3,852.9
2010	2,920.0	3,041.2	2,994.6	3,586.7
Operating Expenses
2011	2,829.2	2,999.3	3,007.5	3,365.5
2010	2,629.0	2,625.8	2,680.5	3,147.0
Operating Income
2011	322.1	488.1	373.4	487.4
2010	291.0	415.4	314.1	439.7
Net Income - Omnicom Group Inc.
2011	201.9	275.1	203.7	271.9
2010	163.4	243.3	174.6	246.4
Net Income Per Share Omnicom Group Inc. - Basic
2011	0.70	0.98	0.73	0.97
2010	0.53	0.80	0.58	0.84
Net Income Per Share Omnicom Group Inc. - Diluted
2011	0.69	0.96	0.72	0.96
2010	0.52	0.79	0.57	0.83

OMNICOM GROUP INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2011

(In millions)
Column A	Column B	Column C	Column D	Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectible Receivables	Translation Adjustments (Increase) Decrease	Balance at End of Period
Valuation accounts deducted from assets:
Allowance for Doubtful Accounts:
December 31, 2011	$46.7	$8.1	$13.2	$1.0	$40.6
December 31, 2010	59.5	9.5	21.8	0.5	46.7
December 31, 2009	59.9	24.9	26.7	(1.4)	59.5