Form 10-Q
period 2012-03-31
OMNICOM GROUP INC
filed 2012-04-17
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
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

As of April 13, 2012, there were 272,625,000 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31, 2012	December 31, 2011

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,502.7	$1,781.2
Short-term investments, at cost	5.8	23.8
Accounts receivable, net of allowance for doubtful accounts
of $40.7 and $40.6	5,932.4	6,632.0
Work in process	708.7	640.3
Other current assets	1,470.9	1,344.2

Total Current Assets	9,620.5	10,421.5

Property, Plant and Equipment
at cost, less accumulated depreciation of $1,201.2 and $1,186.1	687.4	682.9
Investments In Affiliates	185.9	184.2
Goodwill	8,574.5	8,456.3
Intangible Assets, net of accumulated amortization of $441.6 and $416.9	462.8	468.4
Other Assets	292.4	292.1

TOTAL ASSETS	$19,823.5	$20,505.4

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$7,230.4	$8,060.0
Customer advances	1,289.8	1,225.3
Current portion of debt	0.4	0.7
Short-term borrowings	11.7	9.5
Taxes payable	185.7	237.0
Other current liabilities	2,149.2	2,138.5

Total Current Liabilities	10,867.2	11,671.0

Long-Term Notes Payable	2,521.4	2,523.5
Convertible Debt	659.4	659.4
Long-Term Liabilities	598.6	602.0
Long-Term Deferred Tax liabilities	896.4	867.6
Commitments and Contingent Liabilities (See Note 13)
Temporary Equity - Redeemable Noncontrolling Interests	227.5	202.1
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	59.6	59.6
Additional paid-in capital	1,004.0	1,043.5
Retained earnings	7,844.7	7,724.1
Accumulated other comprehensive income (loss)	(96.2)	(191.7)
Treasury stock, at cost	(5,233.1)	(5,131.2)

Total Shareholders’ Equity	3,579.0	3,504.3
Noncontrolling interests	474.0	475.5

Total Equity	4,053.0	3,979.8

TOTAL LIABILITIES AND EQUITY	$19,823.5	$20,505.4

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,

	2012	2011

Revenue	$3,307.3	$3,151.3
Operating Expenses	2,944.8	2,829.2

Operating Income	362.5	322.1
Interest Expense	38.5	41.9
Interest Income	9.3	9.8

Income Before Income Taxes and Income From
Equity Method Investments	333.3	290.0
Income Tax Expense	109.3	73.9
Income From Equity Method Investments	2.0	1.0

Net Income	226.0	217.1
Less: Net Income Attributed To Noncontrolling Interests	21.4	15.2

Net Income - Omnicom Group Inc.	$204.6	$201.9

Net Income Per Share - Omnicom Group Inc.:
Basic	$0.73	$0.70
Diluted	$0.72	$0.69

Dividends Declared Per Common Share	$0.30	$0.25

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,

	2012	2011

Net income	$226.0	$217.1

Foreign currency transaction and translation adjustments, net of income taxes of $49.8 and $65.8 for the three months ended March 31, 2012 and 2011, respectively	96.7	127.8

Defined benefit plans adjustment, net of income taxes of $0.7 and $0.6 for the three months ended March 31, 2012 and 2011, respectively	1.1	0.9

Other Comprehensive Income	97.8	128.7

Comprehensive Income	323.8	345.8

Less: Comprehensive Income attributed to noncontrolling interests	23.6	22.8

Comprehensive Income - Omnicom Group Inc.	$300.2	$323.0

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,

	2012	2011

Cash Flows from Operating Activities:
Net income	$226.0	$217.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	45.3	44.5
Amortization of intangible assets	24.0	20.7
Amortization of deferred gain from termination of interest rate swaps	(1.8)	—
Income from equity method investments, net of dividends received	0.6	3.8
Remeasurement gain, equity interest in Clemenger Group	—	(123.4)
Provision for doubtful accounts	1.5	0.9
Share-based compensation	26.3	16.4
Excess tax benefit from share-based compensation	(11.4)	(4.3)
Change in operating capital	(311.0)	(352.6)

Net Cash Used In Operating Activities	(0.5)	(176.9)

Cash Flows from Investing Activities:
Payments to acquire property, plant and equipment	(45.6)	(39.1)
Payments to acquire businesses and interests in affiliates, net of cash acquired	(30.4)	(211.4)
Proceeds from sales of investments	18.8	11.1

Net Cash Used In Investing Activities	(57.2)	(239.4)

Cash Flows from Financing Activities:
Proceeds from short-term debt	1.9	9.7
Payments of dividends	(69.8)	(57.9)
Payments for repurchase of common stock	(254.7)	(333.2)
Proceeds from stock plans	90.4	27.4
Payments for acquisition of additional noncontrolling interests	(1.3)	(12.6)
Payments of dividends to noncontrolling interest shareholders	(23.0)	(24.9)
Excess tax benefit on share-based compensation	11.4	4.3
Other, net	(7.2)	(2.8)

Net Cash Used In Financing Activities	(252.3)	(390.0)

Effect of exchange rate changes on cash and cash equivalents	31.5	29.8

Net Decrease in Cash and Cash Equivalents	(278.5)	(776.5)

Cash and Cash Equivalents at the Beginning of the Period	1,781.2	2,288.7

Cash and Cash Equivalents at the End of the Period	$1,502.7	$1,512.2

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Presentation of Financial Statements
The terms “Omnicom,” “we,” “our” and “us” each refer to Omnicom Group Inc. and our subsidiaries, unless the context indicates otherwise. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure have been condensed or omitted.
In our opinion, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normally recurring accruals, considered necessary for a fair presentation, in all material respects, of the information contained herein. These unaudited condensed financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”). Results for the interim periods are not necessarily indicative of results that may be expected for the year.

2.	New Accounting Standards
On January 1, 2012, FASB Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment ("ASU 2011-08") became effective. This standard gives an entity the option of performing a qualitative assessment to determine whether it is necessary to perform step 1 of the annual goodwill impairment test. An entity is required to perform step 1 only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit in any period and proceed directly to step 1 of the impairment test. We perform our annual impairment test at the end of the second quarter of each year.

3.	Net Income per Common Share
The computations of basic and diluted net income per common share - Omnicom Group Inc. for the three months ended March 31, 2012 and 2011 were (in millions, except per share amounts):

	2012	2011

Net Income Available for Common Shares:
Net income - Omnicom Group Inc.	$204.6	$201.9
Net income allocated to participating securities	(4.5)	(2.0)

Net income available for common shares	$200.1	$199.9

Weighted Average Shares:
Basic	273.3	283.6
Dilutive stock options and restricted shares	4.2	5.6

Diluted	277.5	289.2

Anti-dilutive stock options and restricted shares	0.2	0.3

Net Income per Common Share - Omnicom Group Inc.:
Basic	$0.73	$0.70
Diluted	$0.72	$0.69

4.	Debt
Lines of Credit
We have committed and uncommitted lines of credit. We have a $2.5 billion committed line of credit ("Credit Agreement") with a consortium of banks expiring on October 12, 2016. We have the ability to classify borrowings under the Credit Agreement as long-term. The Credit Agreement provides support for up to $1.5 billion of commercial paper issuances, as well as back-up liquidity in the event that any of our convertible notes are put back to us. The issuance of commercial paper reduces the amount available under the Credit Agreement. At March 31, 2012, there were no outstanding commercial paper issuances or borrowings under the Credit Agreement. At March 31, 2012 and December 31, 2011, we had various uncommitted lines of credit aggregating $765.7 million and $758.3 million, respectively.
Our available and unused lines of credit at March 31, 2012 and December 31, 2011 were (in millions):

	2012	2011

Credit Agreement	$2,500.0	$2,500.0
Uncommitted lines of credit	765.7	758.3

Available and unused lines of credit	$3,265.7	$3,258.3

Short-Term Borrowings
Short-term borrowings of $11.7 million and $9.5 million at March 31, 2012 and December 31, 2011, respectively, are primarily comprised of bank overdrafts and credit lines of our international subsidiaries. The bank overdrafts and credit lines are treated as unsecured loans pursuant to the bank agreements supporting the facilities.
Long-Term Notes Payable
Long-term notes payable at March 31, 2012 and December 31, 2011 were (in millions):

	2012	2011

5.90% Senior Notes due April 15, 2016	$1,000.0	$1,000.0
6.25% Senior Notes due July 15, 2019	500.0	500.0
4.45% Senior Notes due August 15, 2020	1,000.0	1,000.0
Other notes and loans	0.5	1.3

	2,500.5	2,501.3
Unamortized discount on Senior Notes	(7.3)	(7.6)
Deferred gain from termination of interest rate swaps on Senior Notes due 2016	28.6	30.5

	2,521.8	2,524.2
Less current portion	0.4	0.7

Long-term notes payable	$2,521.4	$2,523.5

Convertible Debt
Convertible debt at March 31, 2012 and December 31, 2011 was (in millions):

	2012	2011

Convertible Notes - due July 31, 2032	$252.7	$252.7
Convertible Notes - due June 15, 2033	0.1	0.1
Convertible Notes - due July 1, 2038	406.6	406.6

	659.4	659.4
Less current portion	—	—

Convertible debt	$659.4	$659.4

The next date on which holders of our 2032 Notes can put their notes back to us for cash is July 31, 2012. The next date on which holders of our 2038 Notes can put their notes back to us for cash is June 17, 2013.

5.	Intangible Assets
Intangible assets at March 31, 2012 and December 31, 2011 were (in millions):

	2012			2011

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Intangible assets subject to impairment tests:
Goodwill	$9,154.0	$579.5	$8,574.5	$9,026.6	$570.3	$8,456.3

Other identifiable intangible assets subject to amortization:
Purchased and internally developed software	$278.0	$216.6	$61.4	$270.0	$210.3	$59.7
Customer related and other	626.4	225.0	401.4	615.3	206.6	408.7

	$904.4	$441.6	$462.8	$885.3	$416.9	$468.4

Changes in goodwill for the three months ended March 31, 2012 and 2011 were (dollars in millions):

	2012	2011

Balance January 1	$8,456.3	$7,809.1
Acquisitions	35.4	463.8
Dispositions	(0.5)	(5.4)
Foreign currency translation	83.3	125.9

Balance March 31	$8,574.5	$8,393.4

There were no goodwill impairment losses recorded in the first three months of 2012 or 2011 and there are no accumulated goodwill impairment losses as of March 31, 2012. Goodwill resulting from acquisitions completed during 2012 and 2011 includes $8.5 million and $111.9 million, respectively, of goodwill attributed to noncontrolling interests in the acquired businesses.

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

Revenue and long-lived assets and goodwill by geographic area as of and for the three months ended March 31, 2012 and 2011 are (in millions):

		Americas	EMEA	Asia / Australia

2012
	Revenue	$1,959.4	$994.6	$353.3
	Long-lived assets and goodwill	5,999.6	2,689.5	572.9
2011
	Revenue	$1,870.1	$1,006.5	$274.7
	Long-lived assets and goodwill	5,927.7	2,667.0	460.3
The Americas is composed of the United States, Canada and Latin American countries. EMEA is composed of various Euro currency countries, the United Kingdom, other European countries that have not adopted the European Union Monetary standard, the Middle-East and Africa. Asia/Australia is composed of Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries.

7.	Pension and Other Postemployment Benefits
Defined Benefit Pension Plans
The components of net periodic benefit cost for the three months ended March 31, 2012 and 2011 were (in millions):

	2012	2011

Service cost	$1.4	$1.1
Interest cost	1.4	1.2
Expected return on plan assets	(0.6)	(0.6)
Amortization of prior service cost	0.8	0.8
Amortization of actuarial (gains) losses	0.4	0.1

	$3.4	$2.6

During the three months ended March 31, 2012 and 2011, we contributed approximately $0.5 million and $0.6 million, respectively, to the defined benefit pension plans.
Postemployment Arrangements
The components of net periodic benefit cost for the three months ended March 31, 2012 and 2011 were (in millions):

	2012	2011

Service cost	$1.0	$1.0
Interest cost	1.2	1.2
Amortization of prior service cost	0.5	0.5
Amortization of actuarial (gains) losses	0.2	0.1

	$2.9	$2.8

8.	Operating Expenses
The components of operating expenses for the three months ended March 31, 2012 and 2011 were (in millions)

	2012	2011

Salary and service costs	$2,434.4	$2,418.3
Office and general expenses	510.4	410.9

Operating expenses	$2,944.8	$2,829.2

9.	Equity Method Investments
Effective February 1, 2011, we acquired a controlling interest in the Clemenger Group, our affiliate in Australia and New Zealand, increasing our equity ownership to 73.7% from 46.7%. In connection with this transaction we recorded a remeasurement gain of $123.4 million. The difference between the fair value of our shares at the acquisition date and the carrying value of our investment prior to the acquisition resulted in the remeasurement gain. The remeasurement gain was included in office and general expenses for the quarter ended March 31, 2011.

10.	Repositioning Actions
In the first quarter of 2011, in connection with a continuing review of our businesses focused on enhancing our strategic position, improving our operations and rebalancing our workforce, we recorded $131.3 million of charges related to repositioning actions for severance, real estate lease terminations and asset and goodwill write-offs related to disposals and other costs.
Repositioning actions for the three months ended March 31, 2011 were (in millions):

Severance	$92.8
Real estate lease terminations	15.3
Asset and goodwill write-offs related to disposals and other costs	23.2

$131.3

Severance was included in salary and service costs for the quarter ended March 31, 2011. Real estate lease terminations and asset and goodwill write-offs related to disposals and other costs were included in office and general expenses for the quarter ended March 31, 2011. Substantially all the severance and real estate lease termination payments were made as of December 31, 2011. All other costs are primarily non-cash items.

11.	Supplemental Cash Flow Data
Changes in operating capital for the three months ended March 31, 2012 and 2011 were (in millions):

	2012	2011

Decrease in accounts receivable	$796.5	$729.6
Increase in work in process and other current assets	(163.6)	(203.1)
Decrease in accounts payable	(932.2)	(971.9)
Increase (decrease) in customer advances and other current liabilities	10.9	(70.8)
Change in other assets and liabilities, net	(22.6)	163.6

Change in operating capital	$(311.0)	$(352.6)

Income taxes paid	$123.0	$86.7

Interest paid	$41.1	$49.3

12.	Income Taxes
At March 31, 2012, our unrecognized tax benefits were $159.3 million. Of this amount, approximately $61.7 million would affect our effective tax rate upon resolution of the uncertain tax positions.
Our effective tax rate for the first quarter of 2012 increased to 32.8%, compared to 25.5% for the first quarter of 2011. Income tax expense for the three months ended March 31, 2011 includes a $39.5 million tax benefit related to charges incurred in connection with our repositioning actions, a provision of $2.8 million related to the remeasurement gain and a provision of $9.0 million for agreed upon adjustments to income tax returns that were under examination in the first quarter of 2011. Excluding the effect of these items, our effective tax rate for the quarter ended March 31, 2011 would have been 34.1%.
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

13.	Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.

14.	Fair Value
Financial assets and liabilities measured at fair value on a recurring basis were (in millions):

March 31, 2012	Level 1	Level 2	Level 3	Total	Balance Sheet Classification

Assets:
Cash and cash equivalents	$1,502.7			$1,502.7
Short-term investments	5.8			5.8
Available-for-sale securities	3.8			3.8	Other Assets

Liabilities:
Forward foreign exchange contracts		$0.1		$0.1	Other Current Liabilities

December 31, 2011	Level 1	Level 2	Level 3	Total	Balance Sheet Classification

Assets:
Cash and cash equivalents	$1,781.2			$1,781.2
Short-term investments	23.8			23.8
Available-for-sale securities	3.8			3.8	Other Assets

Liabilities:
Forward foreign exchange contracts		$0.1		$0.1	Other Current Liabilities
The carrying amount and fair value of our financial instruments at March 31, 2012 and December 31, 2011 were (in millions):

	2012		2011

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	$1,502.7	$1,502.7	$1,781.2	$1,781.2
Short-term investments	5.8	5.8	23.8	23.8
Available-for-sale securities	3.8	3.8	3.8	3.8
Cost method investments	23.7	23.7	23.6	23.6

Liabilities:
Short-term borrowings	$11.7	$11.7	$9.5	$9.5
Forward foreign exchange contracts	0.1	0.1	0.1	0.1
Debt	3,181.2	3,516.8	3,183.6	3,370.5
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
Debt. Debt includes fixed rate debt and convertible debt. The fair value of these instruments is based on quoted market prices.

15.	Subsequent Events
We have evaluated events subsequent to the balance sheet date and determined there have not been any events that have occurred that would require adjustment to or disclosure in our unaudited condensed consolidated financial statements.

Item2.  Management's Discussion And Analysis Of Financial Condition And Results Of Operations
Executive Summary
We are a strategic holding company. We provide professional services to clients through multiple agencies around the world. On a global, pan-regional and local basis, our agencies provide these services in the following disciplines: advertising, customer relationship management, or CRM, public relations and specialty communications. Our business model was built and continues to evolve around our clients. While our agencies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. The fundamental premise of our business is that our clients’ specific requirements should be the central focus in how we deliver our services and allocate our resources. This client-centric business model results in multiple agencies collaborating in formal and informal virtual networks that cut across internal organizational structures to deliver consistent brand messages for a specific client and execute against each of our clients’ specific marketing requirements. We continually seek to grow our business with our existing clients by maintaining our client-centric approach, as well as expanding our existing business relationships into new markets and with new clients. In addition, we pursue selective acquisitions of complementary companies with strong entrepreneurial management teams that typically serve or have the ability to serve our existing client base.
As a leading global advertising, marketing and corporate communications company, we operate in all major markets around the world. We have a large and diverse client base. Our largest client accounted for 2.5% of our revenue for the three months ended March 31, 2012 and no other client accounted for more than 2.4% of our revenue. Our top 100 clients accounted for approximately 50% of our revenue for the three months ended March 31, 2012. Our business is spread across a significant number of industry sectors with no one industry comprising more than 16% of our revenue for the three months ended March 31, 2012. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
In the first three months of 2012, our revenue increased 5.0% compared to the first three months of 2011. The increase reflects strong operating performance by our agencies and an improvement in business conditions in our industry over 2011, partially offset by the negative impact from foreign exchange rates. Revenue increased across most of our disciplines and geographic areas driven by strong operating performance in most of the markets we operate in and continued growth in the emerging markets of Asia and Latin America.
Our business and financial performance are impacted by global economic conditions. In the first quarter of 2012, the United States experienced modest economic growth and the major economies of Asia and Latin America continued to expand. However, Europe continued to experience widespread uncertainty, and in many markets economic difficulty. If the economic conditions worsen, the downturn may expand beyond Europe and could cause reductions in client spending levels and adversely affect our results of operations and financial position. We will continue to closely monitor economic conditions, client spending and other factors, and in response to reductions in client spending, if necessary, we will take actions available to us to align our cost structure and manage working capital. There can be no assurance whether, or to what extent, our efforts to mitigate any impact of future economic conditions, reductions in client spending patterns, changes in client creditworthiness and other developments will be effective.
In the near term, barring unforeseen events and excluding foreign exchange impacts, as a result of increases in client spending and new business activities, we expect our 2012 revenue to increase modestly in excess of the weighted average nominal GDP growth in our major markets. We also expect to continue to identify acquisition opportunities that will build on the core capabilities of our strategic business platforms, expand our operations in the emerging markets and enhance our capabilities to leverage new technologies that are being used by marketers today.
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
We have an objective of improving EBITA margins to 2007 levels for the full year 2012. In connection with this objective, during 2011 we reviewed our businesses with a focus on enhancing our strategic position, improving our operations and rebalancing our workforce. As part of this process, we disposed of certain non-core and underperforming businesses and repositioned others. As a result of these actions, we incurred charges of $131.3 million in the first quarter of 2011 for severance, real estate lease terminations and asset and goodwill write-offs related to disposals and other costs. While the bulk of this process is behind us, we continue to review of all our businesses and we will take actions, where appropriate, to reposition underperforming businesses. We will also continue to pursue operational consolidations to further drive efficiencies in our back office functions.
Given our size and breadth, we manage our business by monitoring several financial indicators. The key indicators that we review focus on revenue and operating expenses.
We analyze revenue growth by reviewing the components and mix of the growth, including growth by major geographic location, growth by major marketing discipline, impact from currency fluctuations, growth from acquisitions and growth from our largest clients. In recent years, our revenue has been divided almost evenly between our domestic and international operations. For the quarter ended March 31, 2012, our total reported revenue increased 5.0% compared to the quarter ended March 31, 2011, of which 5.1% was organic growth and 1.0% was related to acquisitions, net of dispositions. The impact of foreign exchange rates reduced revenue by 1.1%. Across our geographic markets revenue increased 4.0% in the United States, 2.4% in the United Kingdom and 17.5% in our other markets, primarily Asia and Latin America, while revenue decreased 5.2% in our Euro markets. The change in revenue in the first quarter of 2012 compared to the first quarter of 2011 in our four fundamental disciplines was as follows: advertising increased 8.3%, CRM increased 2.4%, public relations increased 6.5% and specialty communications decreased 3.7%.
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
Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased $16.1 million in the first quarter of 2012 compared to the first quarter of 2011. Salary and service costs for the first quarter of 2011 reflect $92.8 million of severance charges associated with our repositioning actions.
Office and general expenses are less directly linked to changes in our revenue than salary and service costs. Office and general expenses increased $99.5 million in the first quarter of 2012 compared to the first quarter of 2011. Office and general expenses for the first quarter of 2011 reflect a decrease of $123.4 million related to the non-cash remeasurement gain recorded n connection with the acquisition of the controlling interest in the Clemenger Group, partially offset by $38.5 million of charges related to our repositioning actions.
Operating margins increased to 11.0% in 2012 from 10.2% in 2011 and EBITA margins increased to 11.7% in the first quarter of 2012 from 10.9% in the first quarter of 2011. Excluding the $131.3 million of respositioning actions and the $123.4 remeasurement gain, operating margin and EBITA margin for the first quarter of 2011 would have been 10.5% and 11.1%, respectively. The year-over-year margin improvement was driven by our strong revenue growth, as well as lower operating costs resulting from the repositioning actions taken in the first quarter of 2011, as well as other actions taken in 2011 to improve our operations, rebalance our workforce and drive efficiencies in our back office functions.
Our effective tax rate for the first quarter of 2012 increased to 32.8%, compared to 25.5% for the first quarter of 2011. Income tax expense for the three months ended March 31, 2011 reflects a number of items that were recorded in the first quarter of 2011. These items include a $39.5 million tax benefit related to charges incurred in connection with our repositioning actions, a provision of $2.8 million related to the remeasurement gain and a provision of $9.0 million for agreed upon adjustments to income tax returns that were under examination in the first quarter of 2011.
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
Net income - Omnicom Group Inc. in the first quarter of 2012 increased $2.7 million, or 1.3%, to $204.6 million from $201.9 million in the first quarter of 2011. The period-over-period increase in net income - Omnicom Group Inc. is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 4.3% to $0.72 in the first quarter of 2012, compared to $0.69 in the first quarter of 2011 due to the factors described above, as well as the reduction in our weighted average common shares outstanding. This reduction was the result of repurchases of our common stock during 2011 through the first quarter of 2012, net of stock option exercises and shares issued under our employee stock purchase plan.
Results of Operations: First Quarter 2012 Compared to First Quarter 2011

	(In millions)

	2012	2011

Revenue	$3,307.3	$3,151.3
Operating Expenses:
Salary and service costs	2,434.4	2,418.3
Office and general expenses	510.4	410.9

Total Operating Expenses	2,944.8	2,829.2
Add back: Amortization of intangible assets	24.0	20.7

	2,920.8	2,808.5
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	386.5	342.8
EBITA Margin - %	11.7%	10.9%
Deduct: Amortization of intangible assets	24.0	20.7

Operating Income	362.5	322.1
Operating Margin - %	11.0%	10.2%
Interest Expense	38.5	41.9
Interest Income	9.3	9.8
Income Before Income Taxes and Income From Equity Method Investments	333.3	290.0
Income Tax Expense	109.3	73.9
Income From Equity Method Investments	2.0	1.0

Net Income	226.0	217.1
Less: Net Income Attributed To Noncontrolling Interests	21.4	15.2

Net Income - Omnicom Group Inc.	$204.6	$201.9

EBITA, which we define as earnings before interest, taxes and amortization of intangible assets, and EBITA Margin, which we define as EBITA divided by Revenue, are Non-GAAP measures. We use EBITA and EBITA Margin as additional operating performance measures, which exclude the non-cash amortization expense of acquired intangible assets. The table above reconciles EBITA and EBITA Margin to the U.S. GAAP financial measure of Operating Income for the periods presented. We believe that EBITA and EBITA Margin are useful measures to evaluate the performance of our businesses. Non-GAAP financial measures should not be considered in isolation from or as a substitute for financial information presented in compliance with U.S. GAAP. Non-GAAP financial measures reported by us may not be comparable to similarly titled amounts reported by other companies.
Revenue: Revenue for the first quarter of 2012 increased $156.0 million, or 5.0%, to $3,307.3 million from $3,151.3 million in the first quarter of 2011. Organic growth increased revenue by $160.9 million and acquisitions, net of dispositions, increased revenue by $31.1 million. The impact of foreign exchange rates reduced revenue by $36.0 million.

The components of the first quarter of 2012 revenue change in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions)

	Total		Domestic		International

	$	%	$	%	$	%

Quarter ended March 31, 2011	$3,151.3		$1,652.5		$1,498.8
Components of revenue change:
Foreign exchange impact	(36.0)	(1.1)%	—	—%	(36.0)	(2.4)%
Acquisitions, net of dispositions	31.1	1.0%	(6.5)	(0.4)%	37.6	2.5%
Organic growth	160.9	5.1%	73.3	4.4%	87.6	5.8%

Quarter ended March 31, 2012	$3,307.3	5.0%	$1,719.3	4.0%	$1,588.0	6.0%

The components and percentages are calculated as follows:

•
The foreign exchange impact is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $3,343.3 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $3,307.3 million less $3,343.3 million for the Total column in the table).

•
The acquisition component is calculated by aggregating the applicable prior period revenue of the acquired businesses, less revenue of any business included in the prior period revenue that was disposed of subsequent to the period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition revenue components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component (in the case $3,151.3 million for the Total column in the table).
Revenue for the first quarter of 2012 and the percentage change from the first quarter of 2011 in our primary geographic markets were (in millions):

	Revenue	% Change

United States	$1,719.3	4.0%
Euro Markets	547.6	(5.2)%
United Kingdom	286.8	2.4%
Other	753.6	17.5%

	$3,307.3	5.0%

For the first quarter of 2012, foreign exchange rate impacts reduced revenue by 1.1%, or $36.0 million, compared to the first quarter of 2011. The most significant impacts resulted from the strengthening of the U.S. Dollar against the British Pound and the Euro.
Assuming exchange rates at April 13, 2012 remain unchanged, we expect foreign exchange impacts to decrease revenue by less than 2% for the full year 2012.
Due to a variety of factors, in the normal course, our agencies both gain and lose business from clients each year. The net result in 2011 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Revenue from our largest client accounted for 2.5% and 3.1% of our revenue for the first quarter of 2012 and 2011, respectively. No other client represented more than 2.4% and 2.3% of revenue for the first quarter of 2012 and 2011, respectively. Our ten largest and 100 largest clients represented 18.8% and 51.2% of our revenue for the first quarter of 2012, respectively and 18.7% and 49.2% of our revenue for the first quarter of 2011, respectively.

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
Revenue for the the first quarter of 2012 and 2011 and revenue change by discipline was (in millions):

	Three Months Ended March 31,

	2012		2011		2012 vs 2011

	$	% of Revenue	$	% of Revenue	$	% Change

Advertising	$1,550.1	46.9%	$1,431.0	45.4%	$119.1	8.3%
CRM	1,201.7	36.3%	1,173.9	37.3%	27.8	2.4%
Public relations	306.9	9.3%	288.2	9.1%	18.7	6.5%
Specialty communications	248.6	7.5%	258.2	8.2%	(9.6)	(3.7)%

	$3,307.3		$3,151.3		$156.0	5.0%

Looking ahead to the remainder of the year, barring unforeseen events and excluding foreign rate exchange impacts, we expect our revenue to increase in excess of the weighted average nominal GDP growth as a result of increases in client spending and new business activities.
Operating Expenses: Operating expenses for the first quarter of 2012 compared to operating expenses for the first quarter of 2011 were (in millions):

	Three Months Ended March 31,

	2012			2011			2012 vs 2011

	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change

Revenue	$3,307.3			$3,151.3			$156.0	5.0%
Operating Expenses:
Salary and service costs	2,434.4	73.6%	82.7%	2,418.3	76.7%	85.5%	16.1	0.7%
Office and general expenses	510.4	15.4%	17.3%	410.9	13.0%	14.5%	99.5	24.2%

Operating Expenses	2,944.8	89.0%		2,829.2	89.8%		115.6	4.1%

Operating Income	$362.5	11.0%		$322.1	10.2%		$40.4	12.5%

Repositioning Actions and Remeasurement Gain: In the first quarter of 2011, we recorded $131.3 million of charges related to our repositioning actions. Additionally, we recorded a $123.4 million remeasurement gain related to the acquisition of the controlling interest in the Clemenger Group in the first quarter of 2011. The impact on operating expenses of these transactions for the three months ended March 31, 2011 was (dollars in millions):

	Increase (Decrease)

	Repositioning Actions	Remeasurement Gain

Salary and service costs	$92.8	$—
Office and general expenses	38.5	(123.4)

	$131.3	$(123.4)

Operating Expenses: Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased $16.1 million in the first quarter of 2012 compared to the first quarter of 2011. This increase reflects growth in our business, as well as increased compensation costs, including freelance labor and incentive compensation. The first quarter of 2011 included approximately $92.8 million of charges related to our repositioning actions.
Office and general expenses are less directly linked to changes in our revenue than salary and service costs. Office and general expenses increased $99.5 million in the first quarter of 2012 compared to the first quarter of 2011. Office and general expenses for the first quarter of 2011 reflect a decrease of $84.9 million, which included the $123.4 million non-cash remeasurement gain recorded in connection with the acquisition of the controlling interest in the Clemenger Group and $38.5 million of charges related to our repositioning actions.
Operating margins increased to 11.0% in 2012 from 10.2% in 2011 and EBITA margins increased to 11.7% in the first quarter of 2012 from 10.9% in the first quarter of 2011. Excluding the $131.3 million of respositioning actions and the $123.4 remeasurement gain, operating margin and EBITA margin for the first quarter of 2011 would have been 10.5% and 11.1%, respectively. The year-over-year margin improvement was driven by our strong revenue growth, as well as lower operating costs resulting from the repositioning actions taken in the first quarter of 2011, as well as other actions taken in 2011 to improve our operations, rebalance our workforce and drive efficiencies in our back office functions.
Net Interest Expense: Net interest expense decreased to $29.2 million in the first quarter of 2012, compared to $32.1 million in the first quarter of 2011. Interest expense decreased $3.4 million to $38.5 million. The reduction in interest expense is attributable to a decrease in foreign and other borrowings. Interest income decreased $0.5 million to $9.3 million in the first quarter of 2012. The decrease in interest income is attributable to lower foreign cash balances available for investment.
Income Taxes: Our effective tax rate for the first quarter of 2012 increased to 32.8%, compared to 25.5% for the first quarter of 2011. The effective tax rate for the first quarter of 2011 was effected by the following items recorded (dollars in millions):

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
Net Income Per Common Share - Omnicom Group Inc.: For the foregoing reasons, net income - Omnicom Group Inc. in the first quarter of 2012 increased $2.7 million, or 1.3%, to $204.6 million, compared to $201.9 million in the first quarter of 2011. Diluted net income per common share - Omnicom Group Inc. increased 4.3% to $0.72 in the first quarter of 2012, compared to $0.69 in the first quarter of 2011 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding. This reduction was the result of repurchases of our common stock during 2011 through the first quarter of 2012, net of stock option exercises and shares issued under our employee stock purchase plan.
Critical Accounting Policies
For a more complete understanding of all of our accounting policies, our financial statements and the related management’s discussion and analysis of those results, readers are encouraged to consider this information together with our discussion of our critical accounting policies under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Form 10-K.
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
Our discretionary spending is funded from operating cash flow and cash on hand. In addition, depending on the level of our discretionary activity, we may use other available sources of funding such as issuing commercial paper, borrowing under our Credit Agreement or other long-term borrowings to finance these activities. We expect that we should be able to fund both our discretionary and non-discretionary cash requirements for the remainder of 2012 without incurring additional long-term debt. However, we may access the capital markets at any time if favorable conditions exist.
We have a seasonal cash requirement normally peaking during the second quarter primarily due to the timing of payments for incentive compensation, income taxes and contingent acquisition obligations. This typically results in a net borrowing requirement that decreases over the course of the year and at the end of the calendar year we expect to have cash invested.
At March 31, 2012, our cash and cash equivalents decreased by $278.5 million from December 31, 2011. During the first three months of 2012, we used $0.5 million of cash in operations. Our discretionary spending during the period was comprised primarily of: dividend payments of $69.8 million, capital expenditures of $45.6 million, repurchases of our common stock of $254.7 million and acquisition payments of $30.4 million. Our total discretionary spending for the three months ended March 31, 2012 was $400.5 million compared to $641.6 million for the three months ended March 31, 2011.
Cash Management
We manage our cash and liquidity centrally through our regional treasury centers in North America, Europe and Asia. The regional treasury centers are managed by our wholly-owned finance subsidiaries. Each day, operations with excess funds invest these funds with their regional treasury center. Likewise, operations that require funding borrow funds from their regional treasury center. The treasury centers aggregate the net position which is either invested with or borrowed from third parties. To the extent that our treasury centers require liquidity, they have the ability to access local currency uncommitted lines of credit or the Credit Agreement or issue up to a total of $1.5 billion of U.S. Dollar-denominated commercial paper. This process enables us to manage our debt balances more efficiently and utilize our cash more effectively, as well as better manage our risk to foreign exchange changes. In countries where we either do not conduct treasury operations or it is not feasible for one of our treasury centers to fund net borrowing requirements on an intercompany basis, we arrange for local currency uncommitted lines of credit.

Our cash and cash equivalents decreased $278.5 million and our short-term investments decreased $18.0 million from December 31, 2011. Short-term investments principally consist of time deposits with financial institutions that we expect to convert into cash within our current operating cycle, generally one year.
At March 31, 2012, our foreign subsidiaries held $1,428.4 million of our cash and cash equivalents. These funds are used to manage the day-to-day liquidity requirements of our international operations. The majority of this cash is available to us, net of any taxes payable upon repatriation to the United States. Changes in international tax rules or changes in U.S. tax rules and regulations covering international operations and foreign tax credits may affect our future reported financial results or the way we conduct our business.
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
Debt Instruments and Related Covenants
We have committed and uncommitted lines of credit. We have a $2.5 billion committed line of credit ("Credit Agreement") with a consortium of banks expiring on October 12, 2016. The Credit Agreement provides support for outstanding commercial paper issuances, as well as back-up liquidity in the event that any of our convertible notes are put back to us. Outstanding commercial paper issuances are considered the equivalent of drawings under the Credit Agreement.
Depending on market conditions at the time, we typically fund our day-to-day liquidity by issuing commercial paper, borrowing under our uncommitted lines of credit or drawing on our Credit Agreement. At March 31, 2012, there were no outstanding commercial paper issuances or borrowings under the Credit Agreement.
For the quarter ended March 31, 2012, commercial paper activity was (dollars in millions):

Average amount outstanding during the quarter	$353.8
Maximum amount outstanding during the quarter	$683.8
Total issuances during the quarter	$4,271.4
Average days outstanding	7.5
Weighted average interest rate	0.40%
At March 31, 2012, we had short-term borrowings of $11.7 million that were comprised of bank overdrafts and lines of credit of our international subsidiaries. These bank overdrafts and lines of credit are treated as unsecured loans pursuant to the bank agreements supporting the facilities.
The Credit Agreement contains financial covenants that restrict our ability to incur indebtedness as defined in the agreement. These financial covenants limit the ratio of total consolidated indebtedness to total consolidated EBITDA (under the Credit Agreement, EBITDA is defined as earnings before interest, taxes, depreciation and amortization) to no more than 3.0 times. We are also required to maintain a minimum ratio of consolidated EBITDA to interest expense of at least 5.0 times. At March 31, 2012, we were in compliance with these covenants, as our ratio of debt to EBITDA was 1.6 times and our ratio of EBITDA to interest expense was 12.9 times. The Credit Agreement does not limit our ability to declare or pay dividends.

At March 31, 2012, outstanding debt, amounts available under the Credit Agreement, unamortized discount and deferred gain on interest rate swaps were (in millions):

	Debt Outstanding	Available Credit

Short-term borrowings (due in less than one year)	$11.7	$—
Outstanding Commercial Paper issuances	—	—
Borrowings under the Credit Agreement	—	2,500.0
5.90% Senior Notes due April 15, 2016	1,000.0	—
6.25% Senior Notes due July 15, 2019	500.0	—
4.45% Senior Notes due August 15, 2020	1,000.0	—
Convertible notes due July 31, 2032	252.7	—
Convertible notes due June 15, 2033	0.1	—
Convertible notes due July 1, 2038	406.6	—
Other debt	0.5	—
Unamortized discount on Senior Notes	(7.3)	—
Deferred gain from termination of interest rate swaps on Senior Notes due 2016	28.6	—

	$3,192.9	$2,500.0

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
Credit Risk
We provide marketing and corporate communications services to thousands of clients who operate in nearly every industry sector of the global economy and in the normal course of business, we grant credit to qualified clients. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 2.5% of our revenue for the first quarter of 2012 and no other client accounted for more than 2.4% of our revenue for the first quarter of 2012. However, during periods of economic downturn, the credit profiles of our clients could change.
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
Our 2011 Form 10-K provides a detailed discussion of the market risks affecting our operations. No material change has occurred in our market risks since the disclosure contained in our 2011 Form 10-K. See our discussion regarding current economic conditions in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Executive Summary and Liquidity and Capital Resources sections.
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2012, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are appropriate.
There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in our 2011 Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2011, dated February 17, 2012.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information regarding legal proceedings described in Note 13 to the unaudited condensed consolidated financial statements set forth in Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A in our 2011 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock repurchase activity during the three months ended March 31, 2012 was:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 2012	1,240,877	$44.17	—	—
February 2012	1,187,261	$48.78	—	—
March 2012	2,872,912	$49.41	—	—

	5,301,050	$48.04	—	—

During the three months ended March 31, 2012, we purchased 4,902,805 shares of our common stock in the open market for general corporate purposes and withheld 398,245 shares from employees to satisfy estimated tax obligations primarily related to stock option exercises and vesting of restricted stock. The value of the common stock withheld was based on the closing price of our common stock on the applicable exercise or vesting date.
There were no unregistered sales of our equity securities during the three months ended March 31, 2012.
Item 6. Exhibits
(a) Exhibits

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

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

OMNICOM GROUP INC.

Dated:	April 17, 2012	/s/ Randall J. Weisenburger

Randall J. Weisenburger Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)