Form 10-Q
period 2012-06-30
OMNICOM GROUP INC
filed 2012-07-20
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
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

As of July 13, 2012, there were 265,618,000 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30, 2012	December 31, 2011

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,665.3	$1,781.2
Short-term investments, at cost	14.7	23.8
Accounts receivable, net of allowance for doubtful accounts
of $38.2 and $40.6	6,041.5	6,632.0
Work in process	698.7	640.3
Other current assets	1,437.3	1,344.2

Total Current Assets	9,857.5	10,421.5

Property, Plant and Equipment
at cost, less accumulated depreciation of $1,200.3 and $1,186.1	698.2	682.9
Investments In Affiliates	185.8	184.2
Goodwill	8,599.6	8,456.3
Intangible Assets, net of accumulated amortization of $449.3 and $416.9	445.1	468.4
Other Assets	320.3	292.1

TOTAL ASSETS	$20,106.5	$20,505.4

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$7,461.1	$8,060.0
Customer advances	1,279.0	1,225.3
Current portion of debt	0.4	0.7
Short-term borrowings	12.4	9.5
Taxes payable	111.8	237.0
Other current liabilities	1,825.1	2,138.5

Total Current Liabilities	10,689.8	11,671.0

Long-Term Notes Payable	3,266.7	2,523.5
Convertible Debt	659.4	659.4
Long-Term Liabilities	627.2	602.0
Long-Term Deferred Tax liabilities	919.6	867.6
Commitments and Contingent Liabilities (See Note 11)
Temporary Equity - Redeemable Noncontrolling Interests	208.7	202.1
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	59.6	59.6
Additional paid-in capital	952.8	1,043.5
Retained earnings	8,045.8	7,724.1
Accumulated other comprehensive income (loss)	(216.2)	(191.7)
Treasury stock, at cost	(5,572.1)	(5,131.2)

Total Shareholders’ Equity	3,269.9	3,504.3
Noncontrolling interests	465.2	475.5

Total Equity	3,735.1	3,979.8

TOTAL LIABILITIES AND EQUITY	$20,106.5	$20,505.4

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Revenue	$3,561.0	$3,487.4	$6,868.2	$6,638.8
Operating Expenses	3,054.6	2,999.3	5,999.3	5,828.5

Operating Income	506.4	488.1	868.9	810.3
Interest Expense	44.0	36.9	82.5	78.8
Interest Income	9.1	9.3	18.5	18.9

Income Before Income Taxes and Income From
Equity Method Investments	471.5	460.5	804.9	750.4
Income Tax Expense	161.9	158.1	271.2	231.9
Income From Equity Method Investments	4.6	4.8	6.5	5.9

Net Income	314.2	307.2	540.2	524.4
Less: Net Income Attributed To Noncontrolling Interests	31.5	32.1	52.9	47.4

Net Income - Omnicom Group Inc.	$282.7	$275.1	$487.3	$477.0

Net Income Per Share - Omnicom Group Inc.:
Basic	$1.03	$0.98	$1.76	$1.68
Diluted	$1.02	$0.96	$1.74	$1.65

Dividends Declared Per Common Share	$0.30	$0.25	$0.60	$0.50

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Net income	$314.2	$307.2	$540.2	$524.4

Foreign currency transactions and translation adjustments, net of income taxes of ($66.2) and $32.4 for the three months and ($16.4) and $98.3 for the six months ended June 30, 2012 and 2011, respectively	(128.5)	63.0	(31.8)	190.7

Defined benefit plans adjustment, net of income taxes of $0.9 and $0.6 for the three months and $1.6 and $1.2 for the six months ended June 30, 2012 and 2011, respectively	1.3	0.9	2.4	1.8

Other Comprehensive Income	(127.2)	63.9	(29.4)	192.5

Comprehensive Income	187.0	371.1	510.8	716.9

Less: Comprehensive Income attributed to noncontrolling interests	24.4	36.8	48.0	59.6

Comprehensive Income - Omnicom Group Inc.	$162.6	$334.3	$462.8	$657.3

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,

	2012	2011

Cash Flows from Operating Activities:
Net income	$540.2	$524.4
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	90.8	90.0
Amortization of intangible assets	47.9	43.9
Amortization of deferred gain from termination of interest rate swaps	(3.7)	—
Income from equity method investments, net of dividends received	(0.3)	1.6
Remeasurement gain, equity interest in Clemenger Group	—	(123.4)
Provision for doubtful accounts	2.3	1.7
Share-based compensation	44.4	32.9
Excess tax benefit from share-based compensation	(57.5)	(20.5)
Change in operating capital	(506.8)	(813.2)

Net Cash Provided By (Used In) Operating Activities	157.3	(262.6)

Cash Flows from Investing Activities:
Payments to acquire property, plant and equipment	(112.8)	(81.1)
Payments to acquire businesses and interests in affiliates, net of cash acquired	(105.2)	(261.7)
Payments to acquire investments	—	(11.4)
Proceeds from sales of investments	8.9	12.2

Net Cash Used In Investing Activities	(209.1)	(342.0)

Cash Flows from Financing Activities:
Proceeds from short-term debt	2.9	10.1
Proceeds from borrowings	746.8	—
Repayments of convertible debt	—	(0.1)
Payments of dividends	(153.5)	(129.2)
Payments for repurchase of common stock	(805.9)	(665.6)
Proceeds from stock plans	177.6	87.8
Payments for acquisition of additional noncontrolling interests	(2.6)	(15.7)
Payments of dividends to noncontrolling interest shareholders	(56.8)	(50.1)
Excess tax benefit on share-based compensation	57.5	20.5
Other, net	(21.3)	(11.8)

Net Cash Used In Financing Activities	(55.3)	(754.1)

Effect of exchange rate changes on cash and cash equivalents	(8.8)	56.3

Net Decrease in Cash and Cash Equivalents	(115.9)	(1,302.4)

Cash and Cash Equivalents at the Beginning of the Period	1,781.2	2,288.7

Cash and Cash Equivalents at the End of the Period	$1,665.3	$986.3

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
On January 1, 2012, FASB Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment ("ASU 2011-08") became effective. This standard gives an entity the option of either performing step 1 of the goodwill impairment test or performing a qualitative assessment to determine whether performing step 1 of the goodwill impairment test is necessary. An entity may choose to perform the qualitative assessment for some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit in any period and proceed directly to step 1 of the impairment test. We performed our annual impairment test at the end of the second quarter (see Note 5).

3.	Net Income per Common Share
The computations of basic and diluted net income per common share - Omnicom Group Inc. for the three and six months ended June 30, 2012 and 2011 were (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net Income Available for Common Shares:
Net income - Omnicom Group Inc.	$282.7	$275.1	$487.3	$477.0
Net income allocated to participating securities	(6.4)	(2.9)	(10.9)	(4.9)

Net income available for common shares	$276.3	$272.2	$476.4	$472.1

Weighted Average Shares:
Basic	269.0	278.7	271.2	281.2
Dilutive stock options and restricted shares	2.8	5.0	2.7	4.9

Diluted	271.8	283.7	273.9	286.1

Anti-dilutive stock options and restricted shares	0.2	0.3	0.3	0.3

Net Income per Common Share - Omnicom Group Inc.:
Basic	$1.03	$0.98	$1.76	$1.68
Diluted	$1.02	$0.96	$1.74	$1.65

4.	Debt
Lines of Credit
We have committed and uncommitted lines of credit. We have a $2.5 billion committed line of credit ("Credit Agreement") with a consortium of banks expiring on October 12, 2016. We have the ability to classify borrowings under the Credit Agreement as long-term. The Credit Agreement provides support for up to $1.5 billion of commercial paper issuances, as well as back-up liquidity in the event that any of our convertible notes are put back to us. The issuance of commercial paper reduces the amount available under the Credit Agreement. At June 30, 2012, there were no outstanding commercial paper issuances or borrowings under the Credit Agreement. At June 30, 2012 and December 31, 2011, we had various uncommitted lines of credit aggregating $799.3 million and $758.3 million, respectively.
Our available and unused lines of credit at June 30, 2012 and December 31, 2011 were (in millions):

	2012	2011

Credit Agreement	$2,500.0	$2,500.0
Uncommitted lines of credit	799.3	758.3

Available and unused lines of credit	$3,299.3	$3,258.3

Short-Term Borrowings
Short-term borrowings of $12.4 million and $9.5 million at June 30, 2012 and December 31, 2011, respectively, are primarily comprised of bank overdrafts and credit lines of our international subsidiaries. The bank overdrafts and credit lines are treated as unsecured loans pursuant to the bank agreements supporting the facilities.
Long-Term Notes Payable
Long-term notes payable at June 30, 2012 and December 31, 2011 were (in millions):

	2012	2011

5.90% Senior Notes due April 15, 2016	$1,000.0	$1,000.0
6.25% Senior Notes due July 15, 2019	500.0	500.0
4.45% Senior Notes due August 15, 2020	1,000.0	1,000.0
3.625% Senior Notes due May 1, 2022	750.0	—
Other notes and loans	0.5	1.3

	3,250.5	2,501.3
Unamortized discount on Senior Notes	(10.2)	(7.6)
Deferred gain from termination of interest rate swaps on Senior Notes due 2016	26.8	30.5

	3,267.1	2,524.2
Less current portion	0.4	0.7

Long-term notes payable	$3,266.7	$2,523.5

In April 2012, we issued $750 million aggregate principal amount of 3.625% Senior Notes due May 1, 2022 ("2022 Notes"). The proceeds from the issuance before deducting the underwriting discount and offering expenses were $746.8 million. The 2022 Notes were co-issued by Omnicom Group Inc. ("OGI") and two of its wholly owned finance subsidiaries, Omnicom Capital Inc. and Omnicom Finance Inc. ("OFI"), as co-obligors. The 2022 Notes are senior unsecured notes that rank in equal right of payment with all existing and future unsecured indebtedness as a joint and several liability of the issuer and the co-obligors. On July 20, 2012, OFI was merged with and into OGI. Pursuant to the merger, OGI has assumed OFI's obligations under the Senior Notes and Convertible Debt. Accordingly, OFI is no longer a co-obligor of our Senior Notes and Convertible Debt.

Convertible Debt
Convertible debt at June 30, 2012 and December 31, 2011 was (in millions):

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

5.	Intangible Assets
Intangible assets at June 30, 2012 and December 31, 2011 were (in millions):

	2012			2011

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Intangible assets subject to impairment tests:
Goodwill	$9,167.8	$568.2	$8,599.6	$9,026.6	$570.3	$8,456.3

Other identifiable intangible assets subject to amortization:
Purchased and internally developed software	$270.1	$209.0	$61.1	$270.0	$210.3	$59.7
Customer related and other	624.3	240.3	384.0	615.3	206.6	408.7

	$894.4	$449.3	$445.1	$885.3	$416.9	$468.4

We review the carrying value of goodwill for impairment annually at the end of the second quarter or whenever events or circumstances indicate the carrying value of goodwill may not be recoverable. Although not required, as in prior years we performed step 1 of the annual impairment test and compared the fair value of each of our reporting units to its respective carrying value, including goodwill. Based on the results of our impairment tests, we concluded that our goodwill was not impaired at June 30, 2012 and 2011 because the fair value of our reporting units was substantially in excess of their respective net book values.
Changes in goodwill for the six months ended June 30, 2012 and 2011 were (in millions):

	2012	2011

Balance January 1	$8,456.3	$7,809.1
Acquisitions	162.3	538.4
Dispositions	(0.5)	(6.1)
Foreign currency translation	(18.5)	161.0

Balance June 30	$8,599.6	$8,502.4

There were no goodwill impairment losses recorded in the first six months of 2012 or 2011 and there are no accumulated goodwill impairment losses as of June 30, 2012. Goodwill resulting from acquisitions completed during 2012 and 2011 includes $8.0 million and $115.8 million, respectively, of goodwill attributed to noncontrolling interests in the acquired businesses.

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
Revenue and long-lived assets and goodwill by geographic area for the periods ended and as of June 30, 2012 and 2011 were (in millions):

		Americas	EMEA	Asia / Australia

2012
	Revenue - Three months ended	$2,111.4	$1,071.0	$378.6
	Revenue - Six months ended	4,070.7	2,065.6	731.9
	Long-lived assets and goodwill	6,053.2	2,665.3	579.3
2011
	Revenue - Three months ended	$2,011.8	$1,144.2	$331.4
	Revenue - Six months ended	3,881.8	2,150.8	606.2
	Long-lived assets and goodwill	5,984.5	2,707.5	473.8
The Americas is composed of the United States, Canada and Latin American countries. EMEA is composed of various Euro currency countries, the United Kingdom, other European countries that have not adopted the European Union Monetary standard, the Middle-East and Africa. Asia/Australia is composed of Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries.

7.	Pension and Other Postemployment Benefits
Defined Benefit Pension Plans
The components of net periodic benefit cost for the six months ended June 30, 2012 and 2011 were (in millions):

	2012	2011

Service cost	$3.0	$2.3
Interest cost	2.9	2.5
Expected return on plan assets	(1.2)	(1.2)
Amortization of prior service cost	1.6	1.5
Amortization of actuarial (gains) losses	0.7	0.3

	$7.0	$5.4

During the six months ended June 30, 2012 and 2011, we contributed approximately $4.6 million and $1.2 million, respectively, to the defined benefit pension plans.

Postemployment Arrangements
The components of net periodic benefit cost for the six months ended June 30, 2012 and 2011 were (in millions):

	2012	2011

Service cost	$2.0	$1.9
Interest cost	2.3	2.4
Amortization of prior service cost	1.0	1.1
Amortization of actuarial (gains) losses	0.4	0.3

	$5.7	$5.7

8.	Operating Expenses
The components of operating expenses for the three and six months ended June 30, 2012 and 2011 were (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Salary and service costs	$2,541.3	$2,472.8	$4,975.8	$4,891.1
Office and general expenses	513.3	526.5	1,023.5	937.4

Operating expenses	$3,054.6	$2,999.3	$5,999.3	$5,828.5

9.	Supplemental Cash Flow Data
Changes in operating capital for the six months ended June 30, 2012 and 2011 were (in millions):

	2012	2011

Decrease in accounts receivable	$570.6	$299.5
Increase in work in process and other current assets	(221.3)	(115.9)
Decrease in accounts payable	(571.8)	(813.0)
Decrease in customer advances and other current liabilities	(319.1)	(391.4)
Change in other assets and liabilities, net	34.8	207.6

Change in operating capital	$(506.8)	$(813.2)

Income taxes paid	$237.0	$168.5

Interest paid	$75.1	$72.9

10.	Income Taxes
Our effective tax rate for the six months ended June 30, 2012 and 2011 was 33.7% and 30.9%, respectively. The effective tax rate for the six months ended June 30, 2011 was impacted by the following items. In connection with the acquisition of a controlling interest in the Clemenger Group increasing our equity ownership to 73.7% from 46.7%, effective February 1, 2011, we recorded a remeasurement gain of $123.4 million and a related tax provision of $2.8 million. In addition, in the first quarter of 2011, in connection with a continuing review of our businesses focused on enhancing our strategic position, improving our operations and rebalancing our workforce, we recorded $131.3 million of charges and a related tax benefit of $39.5 million related to repositioning actions for severance, real estate lease terminations and asset and goodwill write-offs related to disposals and other costs. Income tax expense for the six months ended June 30, 2011 also included a provision of $9.0 million for agreed upon adjustments to income tax returns that were under examination in the first quarter of 2011. Excluding the effect of these items, our effective tax rate for the six months ended June 30, 2011 would have been 34.2%.
The remeasurement gain resulting from the acquisition of the controlling interest in Clemenger created a difference between the book basis and tax basis of our investment. Because this basis difference is not expected to reverse, no deferred taxes were provided and the tax provision recorded represents the incremental U.S. tax on acquired historical unremitted earnings. The tax benefit on the repositioning actions was calculated based on the jurisdictions where the charges were incurred and reflects the likelihood that we will be unable to obtain a tax benefit for all charges incurred. The $9.0 million charge resulted from adjustments to U.S. income tax returns for calendar years 2005, 2006 and 2007, which were agreed upon and recorded in the first quarter of 2011. The examination of those returns is closed.
At June 30, 2012, our unrecognized tax benefits were $157.2 million. Of this amount, approximately $60.0 million would affect our effective tax rate upon resolution of the uncertain tax positions.

11.	Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.

12.	Fair Value
Financial assets and liabilities measured at fair value on a recurring basis were (in millions):

June 30, 2012	Level 1	Level 2	Level 3	Total	Balance Sheet Classification

Assets:
Cash and cash equivalents	$1,665.3			$1,665.3
Short-term investments	14.7			14.7
Available-for-sale securities	3.7			3.7	Other Assets

Liabilities:
Forward foreign exchange contracts		$0.2		$0.2	Other Current Liabilities

December 31, 2011	Level 1	Level 2	Level 3	Total	Balance Sheet Classification

Assets:
Cash and cash equivalents	$1,781.2			$1,781.2
Short-term investments	23.8			23.8
Available-for-sale securities	3.8			3.8	Other Assets

Liabilities:
Forward foreign exchange contracts		$0.1		$0.1	Other Current Liabilities

The carrying amount and fair value of our financial instruments at June 30, 2012 and December 31, 2011 were (in millions):

	2012		2011

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	$1,665.3	$1,665.3	$1,781.2	$1,781.2
Short-term investments	14.7	14.7	23.8	23.8
Available-for-sale securities	3.7	3.7	3.8	3.8
Cost method investments	24.6	24.6	23.6	23.6

Liabilities:
Short-term borrowings	$12.4	$12.4	$9.5	$9.5
Forward foreign exchange contracts	0.2	0.2	0.1	0.1
Debt	3,926.5	4,280.6	3,183.6	3,370.5
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
We have evaluated events subsequent to the balance sheet date and determined there have not been any other events that have occurred that would require adjustment to or disclosure in our unaudited condensed consolidated financial statements.

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
As a leading global advertising, marketing and corporate communications company, we operate in all major markets around the world. We have a large and diverse client base. Our largest client accounted for 2.7% of our revenue for the six months ended June 30, 2012 and no other client accounted for more than 2.5% of our revenue. Our top 100 clients accounted for approximately 50% of our revenue for the six months ended June 30, 2012. Our business is spread across a number of industry sectors with no one industry comprising more than 14% of our revenue for the six months ended June 30, 2012. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
In the first six months of 2012, our revenue increased 3.5% compared to the first six months of 2011. The increase reflects strong operating performance by our agencies and an improvement in business conditions in our industry over 2011, partially offset by the negative impact from foreign exchange rates. Revenue increased across most of our disciplines and geographic areas driven by strong operating performance in most of the markets we operate in and continued growth in the emerging markets of Asia and Latin America.
Our business and financial performance are impacted by global economic conditions. In the first six months of 2012, the United States experienced modest economic growth and the major economies of Asia and Latin America continued to expand. However, the European economies continued to experience uncertainty, as well as economic difficulty in certain markets. If the economic conditions worsen, the downturn may expand beyond Europe and could cause reductions in client spending levels and adversely affect our results of operations and financial position. We will continue to closely monitor economic conditions, client spending and other factors, and in response to reductions in client spending, if necessary, we will take actions available to us to align our cost structure and manage working capital. There can be no assurance whether, or to what extent, our efforts to mitigate any impact of future economic conditions, reductions in client spending patterns, changes in client creditworthiness and other developments will be effective.
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
For the quarter ended June 30, 2012, our revenue increased 2.1% compared to the quarter ended June 30, 2011, of which 5.1% was organic growth and 0.7% was related to acquisitions, net of dispositions. The impact of foreign exchange rates reduced revenue by 3.7%. Across our geographic markets revenue increased 5.4% in the United States, 2.3% in the United Kingdom and 7.5% in our other markets, primarily Asia and Latin America, while revenue decreased 12.9% in our Euro markets. The change in revenue in the second quarter of 2012 compared to the second quarter of 2011 in our four fundamental disciplines was as follows: advertising increased 3.4%, CRM increased 2.1%, public relations increased 2.2% and specialty communications decreased 5.7%.
For the six months ended June 30, 2012, our revenue increased 3.5% compared to the six months ended June 30, 2011, of which 5.1% was organic growth and 0.9% was related to acquisitions, net of dispositions. The impact of foreign exchange rates reduced revenue by 2.5%. Across our geographic markets revenue increased 4.7% in the United States, 2.4% in the United Kingdom and 12.1% in our other markets, primarily Asia and Latin America, while revenue decreased 9.3% in our Euro markets. The change in revenue in the first six months of 2012 compared to the first six months of 2011 in our four fundamental disciplines was as follows: advertising increased 5.7%, CRM increased 2.2%, public relations increased 4.3% and specialty communications decreased 4.8%.
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
Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased $68.5 million in the second quarter of 2012 compared to the second quarter of 2011. Salary and service costs increased $84.7 million in the first six months of 2012 compared to the first six months of 2011. Salary and service costs for the first six months of 2011 reflect $92.8 million of severance charges associated with our repositioning actions.
Office and general expenses are less directly linked to changes in our revenue than salary and service costs. Office and general expenses decreased $13.2 million in the second quarter of 2012 compared to the second quarter of 2011. Office and general expenses increased $86.1 million in the first six months of 2012 compared to the first six months of 2011. Office and general expenses for the first six months of 2011 includes a reduction of $84.9 million, which reflects the $123.4 million non-cash remeasurement gain recorded in connection with the acquisition of the controlling interest in the Clemenger Group and $38.5 million of charges related to our repositioning actions.
Operating margins increased to 12.7% in the first six months of 2012 from 12.2% in the first six months of 2011 and EBITA margins increased to 13.3% in the first six months of 2012 from 12.9% in the first six months of 2011. The year-over-year margin improvement was driven by our strong revenue growth, as well as lower operating costs resulting from actions taken in 2011 to improve our operations, rebalance our workforce and drive efficiencies in our back office functions.

Our effective tax rate for the second quarter of 2012 was unchanged at 34.3%, compared to the second quarter of 2011. Our effective tax rate for the first six months of 2012 increased to 33.7%, compared to 30.9% for the first six months of 2011 Income tax expense for the six months ended June 30, 2011 reflects a number of items that were recorded in the first quarter of 2011. These items include a $39.5 million tax benefit related to charges incurred in connection with our repositioning actions, a provision of $2.8 million related to the remeasurement gain and a provision of $9.0 million for agreed upon adjustments to income tax returns that were under examination in 2011.
Net income - Omnicom Group Inc. in the second quarter of 2012 increased $7.6 million, or 2.8%, to $282.7 million from $275.1 million in the second quarter of 2011. Net income - Omnicom Group Inc. in the first six months of 2012 increased $10.3 million, or 2.2%, to $487.3 million from $477.0 million in the first six months of 2011. The period-over-period increase in net income - Omnicom Group Inc. is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 6.3% to $1.02 in the second quarter of 2012, compared to $0.96 in the second quarter of 2011 due to the factors described above, as well as the reduction in our weighted average common shares outstanding. Diluted net income per common share - Omnicom Group Inc. increased 5.5% to $1.74 in the first six months of 2012, compared to $1.65 in the first six months of 2011 due to the factors described above, as well as the reduction in our weighted average common shares outstanding. The reduction in our weighted average common shares outstanding was the result of repurchases of our common stock during 2011 through the second quarter of 2012, net of stock option exercises and shares issued under our employee stock purchase plan.
Results of Operations: Second Quarter 2012 Compared to Second Quarter 2011

	(In millions)

	2012	2011

Revenue	$3,561.0	$3,487.4
Operating Expenses:
Salary and service costs	2,541.3	2,472.8
Office and general expenses	513.3	526.5

Total Operating Expenses	3,054.6	2,999.3
Add back: Amortization of intangible assets	24.0	23.3

	3,030.6	2,976.0
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	530.4	511.4
EBITA Margin - %	14.9%	14.7%
Deduct: Amortization of intangible assets	24.0	23.3

Operating Income	506.4	488.1
Operating Margin - %	14.2%	14.0%
Interest Expense	44.0	36.9
Interest Income	9.1	9.3
Income Before Income Taxes and Income From Equity Method Investments	471.5	460.5
Income Tax Expense	161.9	158.1
Income From Equity Method Investments	4.6	4.8

Net Income	314.2	307.2
Less: Net Income Attributed To Noncontrolling Interests	31.5	32.1

Net Income - Omnicom Group Inc.	$282.7	$275.1

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

Revenue: Revenue for the second quarter of 2012 increased $73.6 million, or 2.1%, to $3,561.0 million from $3,487.4 million in the second quarter of 2011. Organic growth increased revenue by $178.7 million and acquisitions, net of dispositions, increased revenue by $25.3 million. The impact of foreign exchange rates reduced revenue by $130.4 million.
The components of the second quarter of 2012 revenue change in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International

	$	%	$	%	$	%

Quarter ended June 30, 2011	$3,487.4		$1,764.2		$1,723.2
Components of revenue change:
Foreign exchange impact	(130.4)	(3.7)%	—	—%	(130.4)	(7.6)%
Acquisitions, net of dispositions	25.3	0.7%	(0.2)	—%	25.5	1.5%
Organic growth	178.7	5.1%	95.6	5.4%	83.1	4.8%

Quarter ended June 30, 2012	$3,561.0	2.1%	$1,859.6	5.4%	$1,701.4	(1.3)%

The components and percentages are calculated as follows:

•
The foreign exchange impact is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $3,691.4 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $3,561.0 million less $3,691.4 million for the Total column in the table).

•
The acquisition component is calculated by aggregating the applicable prior period revenue of the acquired businesses, less revenue of any business included in the prior period revenue that was disposed of subsequent to the period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition revenue components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component (in the case $3,487.4 million for the Total column in the table).
Revenue for the second quarter of 2012 and the percentage change in revenue and organic growth from the second quarter of 2011 in our primary geographic markets were (in millions):

	Revenue	% Change	% Organic Growth

United States	$1,859.6	5.4%	5.4%
Euro Markets	576.6	(12.9)%	(1.5)%
United Kingdom	310.9	2.3%	3.2%
Other	813.9	7.5%	11.0%

	$3,561.0	2.1%	5.1%

For the second quarter of 2012, foreign exchange rate impacts reduced revenue by 3.7%, or $130.4 million, compared to the second quarter of 2011. The most significant impacts resulted from the strengthening of the U.S. Dollar against the Euro, Brazilian Real and British Pound.
Assuming exchange rates at July 13, 2012 remain unchanged, we expect foreign exchange impacts to decrease revenue by approximately 3% for the full year 2012.

Due to a variety of factors, in the normal course, our agencies both gain and lose business from clients each year. The net result through the first half of 2012 has been an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Revenue from our largest client accounted for 2.9% of our revenue for the second quarter of 2012 and 2011. No other client represented more than 2.6% and 2.3% of revenue for the second quarter of 2012 and 2011, respectively. Our ten largest and 100 largest clients represented 19.6% and 52.7% of our revenue for the second quarter of 2012, respectively and 18.4% and 50.5% of our revenue for the second quarter of 2011, respectively.
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
Revenue for the second quarter of 2012 and 2011 and the percentage change in revenue and organic growth from the second quarter of 2011 by discipline was (in millions):

	Three Months Ended June 30,

	2012		2011		2012 vs 2011

	$	% of Revenue	$	% of Revenue	$	% Change	% Organic Growth

Advertising	$1,690.7	47.5%	$1,635.3	46.9%	$55.4	3.4%	7.1%
CRM	1,287.6	36.2%	1,260.6	36.2%	27.0	2.1%	5.8%
Public relations	322.2	9.0%	315.2	9.0%	7.0	2.2%	0.9%
Specialty communications	260.5	7.3%	276.3	7.9%	(15.8)	(5.7)%	(5.2)%

	$3,561.0		$3,487.4		$73.6	2.1%	5.1%

Our business is spread across a number of industry sectors. The percentage of revenue by industry sector for the second quarter of 2012 and 2011 was:

Industry	2012	2011

Food and Beverage	14.0%	14.3%
Consumer Products	10.2%	9.7%
Pharmaceutical and Health Care	10.1%	10.3%
Financial Services	8.8%	9.2%
Technology	9.0%	8.8%
Auto	8.7%	7.4%
Travel and Entertainment	5.8%	6.3%
Telecommunications	6.3%	7.1%
Retail	6.6%	6.0%
Other	20.5%	20.9%

Looking ahead to the remainder of the year, barring unforeseen events and excluding foreign rate exchange impacts, we expect our revenue to increase in excess of the weighted average nominal GDP growth as a result of increases in client spending and new business activities.
Operating Expenses: Operating expenses for the second quarter of 2012 compared to operating expenses for the second quarter of 2011 were (in millions):

	Three Months Ended June 30,

	2012			2011			2012 vs 2011

	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change

Revenue	$3,561.0			$3,487.4			$73.6	2.1%
Operating Expenses:
Salary and service costs	2,541.3	71.4%	83.2%	2,472.8	70.9%	82.4%	68.5	2.8%
Office and general expenses	513.3	14.4%	16.8%	526.5	15.1%	17.6%	(13.2)	(2.5)%

Operating Expenses	3,054.6	85.8%		2,999.3	86.0%		55.3	1.8%

Operating Income	$506.4	14.2%		$488.1	14.0%		$18.3	3.7%

Operating Expenses: Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased $68.5 million in the second quarter of 2012 compared to the second quarter of 2011. This increase reflects growth in our business, as well as increased compensation costs, including freelance labor.
Office and general expenses are less directly linked to changes in our revenue than salary and service costs. Office and general expenses decreased $13.2 million in the second quarter of 2012 compared to the second quarter of 2011.
Operating margins increased to 14.2% in 2012 from 14.0% in 2011 and EBITA margins increased to 14.9% in the second quarter of 2012 from 14.7% in the second quarter of 2011. The year-over-year margin improvement was driven by our strong revenue growth, as well as lower operating costs resulting from the actions taken in 2011 to improve our operations, rebalance our workforce and drive efficiencies in our back office functions.
Net Interest Expense: Net interest expense increased to $34.9 million in the second quarter of 2012, compared to $27.6 million in the second quarter of 2011. Interest expense increased $7.1 million to $44.0 million. The increase in interest expense is primarily attributable to increased interest expense resulting from the issuance of our 3.625% Senior Notes issued in April 2012, partially offset by lower commercial paper issuances in the second quarter of 2012. Interest income decreased $0.2 million.
Income Taxes: Our effective tax rate for the second quarter of 2012 was unchanged at 34.3%, compared to the second quarter of 2011.
Net Income Per Common Share - Omnicom Group Inc.: For the foregoing reasons, net income - Omnicom Group Inc. in the second quarter of 2012 increased $7.6 million, or 2.8%, to $282.7 million, compared to $275.1 million in the second quarter of 2011. Diluted net income per common share - Omnicom Group Inc. increased 6.3% to $1.02 in the second quarter of 2012, compared to $0.96 in the second quarter of 2011 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding. This reduction was the result of repurchases of our common stock during 2011 through the second quarter of 2012, net of stock option exercises and shares issued under our employee stock purchase plan.

Results of Operations: First Six Months of 2012 Compared to First Six Months of 2011

	(In millions)

	2012	2011

Revenue	$6,868.2	$6,638.8
Operating Expenses:
Salary and service costs	4,975.8	4,891.1
Office and general expenses	1,023.5	937.4

Total Operating Expenses	5,999.3	5,828.5
Add back: Amortization of intangible assets	47.9	43.9

	5,951.4	5,784.6
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	916.8	854.2
EBITA Margin - %	13.3%	12.9%
Deduct: Amortization of intangible assets	47.9	43.9

Operating Income	868.9	810.3
Operating Margin - %	12.7%	12.2%
Interest Expense	82.5	78.8
Interest Income	18.5	18.9
Income Before Income Taxes and Income From Equity Method Investments	804.9	750.4
Income Tax Expense	271.2	231.9
Income From Equity Method Investments	6.5	5.9

Net Income	540.2	524.4
Less: Net Income Attributed To Noncontrolling Interests	52.9	47.4

Net Income - Omnicom Group Inc.	$487.3	$477.0

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
Revenue: Revenue for the first six months of 2012 increased $229.4 million, or 3.5%, to $6,868.2 million from $6,638.8 million in the first six months of 2011. Organic growth increased revenue by $339.5 million and acquisitions, net of dispositions, increased revenue by $56.4 million. The impact of foreign exchange rates reduced revenue by $166.5 million.The components of the first six months of 2012 revenue change in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International

	$	%	$	%	$	%

Six months ended June 30, 2011	$6,638.8	—	$3,416.8	—	$3,222.0	—
Components of revenue change:
Foreign exchange impact	(166.5)	(2.5)%	—	—%	(166.5)	(5.2)%
Acquisitions, net of dispositions	56.4	0.9%	(6.7)	(0.2)%	63.1	2.0%
Organic growth	339.5	5.1%	168.9	4.9%	170.6	5.3%

Six months ended June 30, 2012	$6,868.2	3.5%	$3,579.0	4.7%	$3,289.2	2.1%

The components and percentages are calculated as follows:

•
The foreign exchange impact is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $7,034.7 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $6,868.2 million less $7,034.7 million for the Total column in the table).

•
The acquisition component is calculated by aggregating the applicable prior period revenue of the acquired businesses, less revenue of any business included in the prior period revenue that was disposed of subsequent to the period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition revenue components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component (in the case $6,638.8 million for the Total column in the table).
Revenue for the first six months of 2012 and the percentage change in revenue and organic growth from the first six months of 2011 in our primary geographic markets were (in millions):

	Revenue	% Change	% Organic Growth

United States	$3,579.0	4.7%	4.9%
Euro Markets	1,124.2	(9.3)%	(0.7)%
United Kingdom	597.7	2.4%	3.6%
Other	1,567.3	12.1%	11.3%

	$6,868.2	3.5%	5.1%

For the first six months of 2012, foreign exchange rate impacts reduced revenue by 2.5%, or $166.5 million, compared to the first six months of 2011. The most significant impacts resulted from the strengthening of the U.S. Dollar against the Euro, Brazilian Real and British Pound.
Revenue from our largest client accounted for 2.7% and 3.0% of our revenue for the first six months of 2012 and 2011, respectively. No other client represented more than 2.5% and 2.2% of revenue for the first six months of 2012 and 2011, respectively. Our ten largest and 100 largest clients represented 19.1% and 51.8% of our revenue for the first six months of 2012, respectively and 18.4% and 50.5% of our revenue for the first six months of 2011, respectively.
Revenue for the first six months of 2012 and 2011 and the percentage change in revenue and organic growth by discipline was (in millions):

	Six Months Ended June 30,

	2012		2011		2012 vs 2011

	$	% of Revenue	$	% of Revenue	$	% Change	% Organic Growth

Advertising	$3,240.8	47.2%	$3,066.3	46.2%	$174.5	5.7%	7.8%
CRM	2,489.3	36.2%	2,434.5	36.7%	54.8	2.2%	4.5%
Public relations	629.1	9.2%	603.4	9.1%	25.7	4.3%	2.6%
Specialty communications	509.0	7.4%	534.6	8.0%	(25.6)	(4.8)%	(4.6)%

	$6,868.2	100.0%	$6,638.8	100.0%	$229.4	3.5%	5.1%

The percentage of revenue by industry sector for the first six months of 2012 and 2011 was:

Industry	2012	2011

Food and Beverage	13.9%	14.4%
Consumer Products	9.6%	9.4%
Pharmaceutical and Health Care	9.9%	10.4%
Financial Services	8.7%	9.0%
Technology	8.9%	8.7%
Auto	8.4%	7.5%
Travel and Entertainment	6.0%	6.2%
Telecommunications	6.6%	7.1%
Retail	6.7%	6.2%
Other	21.3%	21.1%
Operating Expenses: Operating expenses for the first six months of 2012 compared to operating expenses for the first six months of 2011 were (in millions):

	Six Months Ended June 30,

	2012			2011			2012 vs 2011

	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change

Revenue	$6,868.2			$6,638.8			$229.4	3.5%
Operating Expenses:
Salary and service costs	4,975.8	72.4%	82.9%	4,891.1	73.7%	83.9%	84.7	1.7%
Office and general expenses	1,023.5	14.9%	17.1%	937.4	14.1%	16.1%	86.1	9.2%

Operating Expenses	5,999.3	87.3%		5,828.5	87.8%		170.8	2.9%

Operating Income	$868.9	12.7%		$810.3	12.2%		$58.6	7.2%

Repositioning Actions and Remeasurement Gain: In the first quarter of 2011, we recorded $131.3 million of charges related to our repositioning actions. Additionally, we recorded a $123.4 million remeasurement gain related to the acquisition of the controlling interest in the Clemenger Group in the first quarter of 2011. The impact on operating expenses of these transactions for the six months ended June 30, 2011 was (in millions):

	Increase (Decrease)

	Repositioning Actions	Remeasurement Gain

Salary and service costs	$92.8	$—
Office and general expenses	38.5	(123.4)

	$131.3	$(123.4)

Operating Expenses: Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased $84.7 million in the first six months of 2012 compared to the first six months of 2011. This increase reflects growth in our business, as well as increased compensation costs, including freelance labor and incentive compensation. The first quarter of 2011 included approximately $92.8 million of charges related to our repositioning actions.

Office and general expenses are less directly linked to changes in our revenue than salary and service costs. Office and general expenses increased $86.1 million in the first six months of 2012 compared to the first six months of 2011. Office and general expenses for the first six months of 2011 includes a reduction of $84.9 million, which reflects the $123.4 million non-cash remeasurement gain recorded in connection with the acquisition of the controlling interest in the Clemenger Group and $38.5 million of charges related to our repositioning actions.
Operating margins increased to 12.7% in 2012 from 12.2% in 2011 and EBITA margins increased to 13.3% in the first six months of 2012 from 12.9% in the first six months of 2011. Excluding the $131.3 million of respositioning actions and the $123.4 remeasurement gain, operating margin and EBITA margin for the first six months of 2011 would have been 12.3% and 13.0%, respectively. The year-over-year margin improvement was driven by our strong revenue growth, as well as lower operating costs resulting from the repositioning actions taken in the first quarter of 2011, as well as other actions taken in 2011 to improve our operations, rebalance our workforce and drive efficiencies in our back office functions.
Net Interest Expense: Net interest expense increased to $64.0 million in the first six months of 2012, compared to $59.9 million in the first six months of 2011. Interest expense increased $3.7 million to $82.5 million. The change in interest expense is primarily attributable to increased interest expense resulting from the issuance of our 3.625% Senior Notes issued in April 2012, partially offset by lower commercial paper issuances in the first six months of 2012. Interest income decreased $0.4 million.
Income Taxes: Our effective tax rate for the first six months of 2012 increased to 33.7%, compared to 30.9% for the first six months of 2011. The effective tax rate for the first six months of 2011 was effected by the following items (in millions):

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
Net Income Per Common Share - Omnicom Group Inc.: For the foregoing reasons, net income - Omnicom Group Inc. in the first six months of 2012 increased $10.3 million, or 2.2%, to $487.3 million, compared to $477.0 million in the first six months of 2011. Diluted net income per common share - Omnicom Group Inc. increased 5.5% to $1.74 in the first six months of 2012, compared to $1.65 in the first six months of 2011 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding. This reduction was the result of repurchases of our common stock during 2011 through the second quarter of 2012, net of stock option exercises and shares issued under our employee stock purchase plan.

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
In applying the income approach, we use estimates to derive the expected discounted cash flows (“DCF”) for each reporting unit that serves as the basis of our valuation. These estimates and assumptions include revenue growth and operating margin, EBITDA, tax rates, capital expenditures, weighted average cost of capital and related discount rates and expected long-term cash flow growth rates. All of these estimates and assumptions are affected by conditions specific to our businesses, economic conditions related to the industry we operate in, as well as conditions in the global economy. The assumptions that have the most significant effect on our valuations derived using a DCF methodology are: (1) the expected long-term growth rate of our reporting units' cash flows and (2) the weighted average cost of capital (“WACC”).
The range of assumptions used for the long-term growth rate and WACC in our evaluations as of June 30, 2012 and 2011 were:

	June 30,

	2012	2011

Long-Term Growth Rate	4%	4%
WACC	10.3% - 10.9%	10.5% - 11.2%

Long-term growth rates represent our estimate of a conservative long-term growth rate for our industry and most markets of the global economy we operate in. The average historical revenue growth rate of our reporting units for the past ten years was approximately 7.5% and the Average Nominal GDP growth of the countries comprising our major markets that account for substantially all of our revenue was 4.3% over the same period. We considered this history when determining the long-term growth rates used in our annual impairment test at June 30, 2012. We believe marketing expenditures over the long term have a high correlation to GDP. We also believe, based on our historical performance, that our long-term growth rate will exceed Average Nominal GDP growth. For our annual test as of June 30, 2012, we used an estimated long-term growth rate of 4% for all of our reporting units.
When performing our annual impairment test as of June 30, 2012 and estimating the future cash flows of our reporting units, we considered the macroeconomic environment and industry and market specific conditions at mid-year 2012. In the first half of 2012, we experienced an increase in our revenue of 5.1%, which excludes growth from acquisitions and changes in foreign exchange rates. However, the European economies continued to experience uncertainty, as well as economic difficulty in certain markets. We considered the effect of these conditions in our annual impairment test. We estimated growth rates for the subsequent six years that reflect a reduction from current business results.
Our five reporting units vary in size with respect to revenue and the amount of debt allocated to them. These differences drive the variations in fair value among our reporting units. In addition, these differences as well as differences in book value, including goodwill, cause the variations in the amount by which fair value exceeds book value among the reporting units. The reporting unit goodwill balances and debt vary by reporting unit primarily because our three legacy agency networks were acquired at the formation of Omnicom and were accounted for as a pooling of interests that did not result in any additional debt or goodwill being recorded. The remaining two agency networks were built through a combination of internal growth and acquisitions that were accounted for as purchase transactions and as a result, they have a relatively higher amount of goodwill and debt.
The risk-adjusted discount rate used in our DCF analysis represents the estimated after-tax WACC for each of our reporting units and ranged from 10.3% to 10.9%. The WACC is comprised of (1) a risk-free rate of return, (2) a business risk index ascribed to us and to companies in our industry comparable to our reporting units based on a market derived variable that measures the volatility of the share price of equity securities relative to the volatility of the overall equity market, (3) an equity risk premium that is based on the rate of return on equity of publicly traded companies with business characteristics comparable to our reporting units, and (4) a current after-tax market rate of return on debt of companies with business characteristics similar to our reporting units, each weighted by the relative market value percentages of our equity and debt. The slight decrease in the WACC at June 30, 2012 compared to June 30, 2011 was primarily the result of a decrease in the long-term U.S. Treasury bond, the risk-free rate of return used as a component that we use in determining the WACC.
Conclusion - Goodwill Impairment Review: Under U. S. GAAP, we have the option of either assessing qualitative factors to determine whether it is more-likely-than-not that the carrying value of of our reporting units exceeds their respective fair value or proceeding directly to step 1 of the goodwill impairment test. Although not required, we performed step 1 of the annual impairment test and compared the fair value of each of our reporting units to its respective carrying value, including goodwill. Based on the results of our impairment test, we concluded that our goodwill was not impaired at June 30, 2012, because the fair value of our reporting units was substantially in excess of their respective net book values. The minimum decline in fair value that one of our reporting units would need to experience in order to fail step 1 of the goodwill impairment test was approximately 70%. Notwithstanding our belief that the assumptions we used in our impairment testing for our WACC and long-term growth rate are reasonable, we performed a sensitivity analysis for each of our reporting units. The results of this sensitivity analysis on our impairment test as of June 30, 2012 revealed that if WACC increased by 1% and/or long-term growth rate decreased by 1%, the fair value of each of our reporting units would continue to be substantially in excess of their respective net book values and would pass step 1 of the impairment test.
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
We have a seasonal cash requirement normally peaking during the second quarter primarily due to the timing of payments for incentive compensation, income taxes and contingent acquisition obligations. This typically results in a net borrowing requirement that decreases over the course of the year and at the end of the calendar year we expect to have cash invested. However, to take advantage of historically low borrowings rates, in April 2012, we issued $750 million aggregate principal amount of 3.625% Senior Notes due May 1, 2022 ("2022 Notes"). As a result of the issuance of the 2022 Notes, we were able to reduce our total commercial paper issuances in the second quarter of 2012 by 42% compared to the second quarter of 2011, as well as increase our cash balances from March 31, 2012.
During the first six months of 2012, we generated $157.3 million of cash from operations. Our discretionary spending during the period was comprised primarily of: dividend payments of $153.5 million, capital expenditures of $112.8 million, repurchases of our common stock of $805.9 million and acquisition payments of $105.2 million. Our total discretionary spending for the six months ended June 30, 2012 was $1,177.4 million compared to $1,137.6 million for the six months ended June 30, 2011.
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
At June 30, 2012, compared to December 31, 2011, our cash and cash equivalents decreased $115.9 million to $1,665.3 million and our short-term investments decreased $9.1 million to $14.7 million. Short-term investments principally consist of time deposits with financial institutions that we expect to convert into cash within our current operating cycle, generally one year. At June 30, 2012 and 2011 our cash and cash equivalents and short-term investments were $1,680.0 million and $1,003.3 million, respectively. At June 30, 2012 and 2011 our total debt was $3,922.3 million and $3,225.4 million, respectively.
At June 30, 2012, our foreign subsidiaries held $1,496.1 million of our cash and cash equivalents. The majority of this cash is available to us, net of any taxes payable upon repatriation to the United States. Changes in international tax rules or changes in U.S. tax rules and regulations covering international operations and foreign tax credits may affect our future reported financial results or the way we conduct our business.

We have policies governing counterparty credit risk with banks that hold our cash and cash equivalents. In countries where we conduct treasury operations, generally the bank counterparties are either branches or subsidiaries of institutions that are party to our Credit Agreement. Generally, these banks have credit ratings equal to or better than our credit ratings. We have risk management limits for each of these banks and we monitor the global exposure on a daily basis. In countries where we do not conduct treasury operations, we ensure that all cash is held by bank counterparties that meet criteria based on credit ratings and other factors.
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
Depending on market conditions at the time, we typically fund our day-to-day liquidity by issuing commercial paper, borrowing under our uncommitted lines of credit or drawing on our Credit Agreement. At June 30, 2012, there were no outstanding commercial paper issuances or borrowings under the Credit Agreement.
The proceeds from the issuance of the 2022 Notes before deducting the underwriting discount and offering expenses were $746.8 million. The net proceeds were used for general corporate purposes, including repurchases of our common stock. The 2022 Notes were co-issued by Omnicom Group Inc., or OGI, and two of its wholly owned finance subsidiaries, Omnicom Capital Inc. and Omnicom Finance Inc., or OFI, as co-obligors. The 2022 Notes are senior unsecured notes that rank in equal right of payment with all existing and future unsecured indebtedness as a joint and several liability of the issuer and the co-obligors. On July 20, 2012, OFI was merged with and into OGI. Pursuant to the merger, OGI has assumed OFI's obligations under the Senior Notes and Convertible Debt. Accordingly, OFI is no longer a co-obligor of our Senior Notes and Convertible Debt.
For the quarters ended June 30, 2012 and 2011, commercial paper activity was (dollars in millions):

	2012	2011

Average amount outstanding during the quarter	$483.5	$857.3
Maximum amount outstanding during the quarter	$837.2	$1,132.9
Total issuances during the quarter	$4,536.7	$7,827.5
Average days outstanding	9.7	10.0
Weighted average interest rate	0.43%	0.35%
At June 30, 2012, we had short-term borrowings of $12.4 million that were comprised of bank overdrafts and lines of credit of our international subsidiaries. These bank overdrafts and lines of credit are treated as unsecured loans pursuant to the bank agreements supporting the facilities.
The Credit Agreement contains financial covenants that restrict our ability to incur indebtedness as defined in the agreement. These financial covenants limit the Leverage Ratio of total consolidated indebtedness to total consolidated EBITDA for the most recently ended 12 month period (under the Credit Agreement, EBITDA is defined as earnings before interest, taxes, depreciation and amortization) to no more than 3.0 times. We are also required to maintain a minimum Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5.0 times for the most recently ended 12 month period. At June 30, 2012, we were in compliance with these covenants. At June 30, 2012 our Leverage Ratio was 2.0 times as compared to the Leverage Ratio of 1.7 times at December 31, 2011. The increase in the Leverage Ratio is a result of the issuance of the 2022 Notes. Although interest expense increased due to the issuance of the 2022 Notes, our Interest Coverage Ratio at June 30, 2012 improved slightly to 12.4 times compared to 12.3 times at December 31, 2011, because EBITDA increased. The Credit Agreement does not limit our ability to declare or pay dividends.

At June 30, 2012, outstanding debt, amounts available under the Credit Agreement, unamortized discount and deferred gain on interest rate swaps were (in millions):

	Debt Outstanding	Available Credit

Short-term borrowings (due in less than one year)	$12.4	$—
Outstanding Commercial Paper issuances	—	—
Borrowings under the Credit Agreement	—	2,500.0
5.90% Senior Notes due April 15, 2016	1,000.0	—
6.25% Senior Notes due July 15, 2019	500.0	—
4.45% Senior Notes due August 15, 2020	1,000.0	—
3.625% Senior Notes due May 1, 2022	750.0
Convertible notes due July 31, 2032	252.7	—
Convertible notes due June 15, 2033	0.1	—
Convertible notes due July 1, 2038	406.6	—
Other debt	0.5	—
Unamortized discount on Senior Notes	(10.2)	—
Deferred gain from termination of interest rate swaps on Senior Notes due 2016	26.8	—

	$3,938.9	$2,500.0

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
Credit Risk
We provide marketing and corporate communications services to thousands of clients who operate in nearly every industry sector of the global economy and in the normal course of business, we grant credit to qualified clients. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 2.7% of our revenue for the first six months of 2012 and no other client accounted for more than 2.5% of our revenue for the first six months of 2012. However, during periods of economic downturn, the credit profiles of our clients could change.
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
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2012, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are appropriate.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information regarding legal proceedings described in Note 11 to the unaudited condensed consolidated financial statements set forth in Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A in our 2011 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock repurchase activity during the three months ended June 30, 2012 was:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 2012	3,680,160	$49.67	—	—
May 2012	6,975,686	$50.77	—	—
June 2012	308,511	$46.39	—	—

	10,964,357	$50.28	—	—

During the three months ended June 30, 2012, we purchased 10,504,718 shares of our common stock in the open market for general corporate purposes and withheld 459,639 shares from employees to satisfy estimated tax obligations primarily related to stock option exercises and vesting of restricted stock. The value of the common stock withheld was based on the closing price of our common stock on the applicable exercise or vesting date.
There were no unregistered sales of our equity securities during the three months ended June 30, 2012.
Item 6. Exhibits
(a) Exhibits

3(ii)	By-laws of Omnicom Group Inc., as amended and restated on May 22, 2012 (Exhibit 3.2 to our Current Report on Form 8-K (File No. 1-10551) dated May 24, 2012 and incorporated herein by reference).

4.1
Third Supplemental Indenture dated as of April 23, 2012, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee, to the Indenture dated as of July 1, 2009, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee, in connection with our issuance of $750 million of 3.625% Senior Notes due 2022 (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated April 23, 2012 (“April 23, 2012 8-K”) and incorporated herein by reference).

4.2	Form of 3.625% Notes due 2022 (Exhibit 4.2 to the April 23, 2012 8-K and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

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

OMNICOM GROUP INC.

Dated:	July 20, 2012	/s/ Randall J. Weisenburger

Randall J. Weisenburger Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)