Form 10-Q/A
period 2012-06-30
OMNICOM GROUP INC
filed 2012-07-20
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q/A
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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of Omnicom Group Inc. for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on July 20, 2012, is to file Exhibits 31.1, 31.2 and 32 to the Form 10-Q, which were inadvertently omitted in the prior filing.

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