Form 10-Q
period 2012-09-30
OMNICOM GROUP INC
filed 2012-10-18
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
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

As of October 12, 2012, there were 264,180,600 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30, 2012	December 31, 2011

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,956.3	$1,781.2
Short-term investments, at cost	16.5	23.8
Accounts receivable, net of allowance for doubtful accounts
of $37.8 and $40.6	6,260.2	6,632.0
Work in process	700.2	640.3
Other current assets	1,463.9	1,344.2

Total Current Assets	10,397.1	10,421.5

Property, Plant and Equipment
at cost, less accumulated depreciation of $1,235.4 and $1,186.1	700.0	682.9
Investments In Affiliates	192.5	184.2
Goodwill	8,728.6	8,456.3
Intangible Assets, net of accumulated amortization of $477.4 and $416.9	446.8	468.4
Other Assets	333.0	292.1

TOTAL ASSETS	$20,798.0	$20,505.4

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$7,430.2	$8,060.0
Customer advances	1,191.5	1,225.3
Current portion of debt	0.4	0.7
Short-term borrowings	11.1	9.5
Taxes payable	128.5	237.0
Other current liabilities	1,940.5	2,138.5

Total Current Liabilities	10,702.2	11,671.0

Long-Term Notes Payable	3,791.2	2,523.5
Convertible Debt	659.4	659.4
Long-Term Liabilities	653.4	602.0
Long-Term Deferred Tax Liabilities	948.4	867.6
Commitments and Contingent Liabilities (See Note 11)
Temporary Equity - Redeemable Noncontrolling Interests	196.7	202.1
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	59.6	59.6
Additional paid-in capital	919.0	1,043.5
Retained earnings	8,168.1	7,724.1
Accumulated other comprehensive income (loss)	(120.7)	(191.7)
Treasury stock, at cost	(5,667.4)	(5,131.2)

Total Shareholders’ Equity	3,358.6	3,504.3
Noncontrolling interests	488.1	475.5

Total Equity	3,846.7	3,979.8

TOTAL LIABILITIES AND EQUITY	$20,798.0	$20,505.4

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Revenue	$3,406.6	$3,380.9	$10,274.8	$10,019.6
Operating Expenses	3,019.3	3,007.5	9,018.6	8,835.9

Operating Income	387.3	373.4	1,256.2	1,183.7
Interest Expense	47.8	39.8	130.3	118.6
Interest Income	7.5	7.9	26.0	26.8

Income Before Income Taxes and Income From
Equity Method Investments	347.0	341.5	1,151.9	1,091.9
Income Tax Expense	118.7	117.1	389.9	349.0
Income From Equity Method Investments	5.3	4.5	11.9	10.3

Net Income	233.6	228.9	773.9	753.2
Less: Net Income Attributed To Noncontrolling Interests	29.7	25.2	82.7	72.5

Net Income - Omnicom Group Inc.	$203.9	$203.7	$691.2	$680.7

Net Income Per Share - Omnicom Group Inc.:
Basic	$0.75	$0.73	$2.51	$2.41
Diluted	$0.74	$0.72	$2.49	$2.37

Dividends Declared Per Common Share	$0.30	$0.25	$0.90	$0.75

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Net income	$233.6	$228.9	$773.9	$753.2

Foreign currency transactions and translation adjustments, net of income taxes of $53.2 and ($136.7) for the three months and $36.9 and ($38.5) for the nine months ended September 30, 2012 and 2011, respectively	103.2	(265.1)	71.3	(74.4)

Defined benefit plans adjustment, net of income taxes of $0.9 and $0.6 for the three months and $2.5 and $1.8 for the nine months ended September 30, 2012 and 2011, respectively	1.3	0.9	3.7	2.7

Other Comprehensive Income	104.5	(264.2)	75.0	(71.7)

Comprehensive Income	338.1	(35.3)	848.9	681.5

Less: Comprehensive Income attributed to noncontrolling interests	38.7	(0.5)	86.7	59.1

Comprehensive Income - Omnicom Group Inc.	$299.4	$(34.8)	$762.2	$622.4

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,

	2012	2011

Cash Flows from Operating Activities:
Net income	$773.9	$753.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	135.4	135.9
Amortization of intangible assets	75.2	67.7
Amortization of deferred gain from termination of interest rate swaps	(5.5)	(0.9)
Income from equity method investments, net of dividends received	(1.6)	3.8
Remeasurement gain, equity interest in Clemenger Group	—	(123.4)
Provision for doubtful accounts	5.3	4.0
Share-based compensation	63.1	52.7
Excess tax benefit from share-based compensation	(79.8)	(27.4)
Proceeds from discontinuation of interest rate swaps	—	38.8
Change in operating capital	(665.9)	(903.9)

Net Cash Provided By Operating Activities	300.1	0.5

Cash Flows from Investing Activities:
Payments to acquire property, plant and equipment	(158.7)	(114.2)
Payments to acquire businesses and interests in affiliates, net of cash acquired	(117.3)	(314.8)
Payments to acquire investments	—	(11.6)
Proceeds from sales of investments	8.4	27.9

Net Cash Used In Investing Activities	(267.6)	(412.7)

Cash Flows from Financing Activities:
Proceeds from (repayments of) short-term debt	1.4	(35.7)
Proceeds from borrowings	1,273.2	0.3
Repayments of convertible debt	—	(0.1)
Payments of dividends	(235.4)	(199.0)
Payments for repurchase of common stock	(1,001.6)	(717.9)
Proceeds from stock plans	207.6	104.7
Payments for acquisition of additional noncontrolling interests	(19.2)	(28.0)
Payments of dividends to noncontrolling interest shareholders	(78.9)	(69.8)
Payments of contingent purchase price obligations	(30.6)	(8.9)
Excess tax benefit on share-based compensation	79.8	27.4
Other, net	(86.9)	(17.7)

Net Cash Provided By (Used In) Financing Activities	109.4	(944.7)

Effect of exchange rate changes on cash and cash equivalents	33.2	(31.2)

Net Increase (Decrease) in Cash and Cash Equivalents	175.1	(1,388.1)

Cash and Cash Equivalents at the Beginning of the Period	1,781.2	2,288.7

Cash and Cash Equivalents at the End of the Period	$1,956.3	$900.6

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
In our opinion, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, in all material respects, of the information contained herein. Certain reclassifications have been made to prior year balances to conform to the current year presentation. These unaudited condensed financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”). Results for the interim periods are not necessarily indicative of results that may be expected for the year.

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
The computations of basic and diluted net income per common share - Omnicom Group Inc. for the three and nine months ended September 30, 2012 and 2011 were (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Net Income Available for Common Shares:
Net income - Omnicom Group Inc.	$203.9	$203.7	$691.2	$680.7
Net income allocated to participating securities	(4.5)	(2.3)	(15.4)	(7.3)

Net income available for common shares	$199.4	$201.4	$675.8	$673.4

Weighted Average Shares:
Basic	266.6	277.1	269.6	279.8
Dilutive stock options and restricted shares	1.9	4.3	1.9	4.5

Diluted	268.5	281.4	271.5	284.3

Anti-dilutive stock options and restricted shares	0.2	2.1	0.2	1.6

Net Income per Common Share - Omnicom Group Inc.:
Basic	$0.75	$0.73	$2.51	$2.41
Diluted	$0.74	$0.72	$2.49	$2.37

4.	Debt
Lines of Credit
We have committed and uncommitted lines of credit. We have a $2.5 billion committed line of credit ("Credit Agreement") with a consortium of banks expiring on October 12, 2016. We have the ability to classify borrowings under the Credit Agreement as long-term. The Credit Agreement provides support for up to $1.5 billion of commercial paper issuances, as well as back-up liquidity in the event that any of our convertible notes are put back to us. The issuance of commercial paper reduces the amount available under the Credit Agreement. At September 30, 2012, there were no outstanding commercial paper issuances or borrowings under the Credit Agreement. At September 30, 2012 and December 31, 2011, we had various uncommitted lines of credit aggregating $878.2 million and $758.3 million, respectively.
Our available and unused lines of credit at September 30, 2012 and December 31, 2011 were (in millions):

	2012	2011

Credit Agreement	$2,500.0	$2,500.0
Uncommitted lines of credit	878.2	758.3

Available and unused lines of credit	$3,378.2	$3,258.3

Short-Term Borrowings
Short-term borrowings of $11.1 million and $9.5 million at September 30, 2012 and December 31, 2011, respectively, primarily consist of bank overdrafts and credit lines of our international subsidiaries. The bank overdrafts and credit lines are treated as unsecured loans pursuant to the bank agreements supporting the facilities.
Long-Term Notes Payable
Long-term notes payable at September 30, 2012 and December 31, 2011 were (in millions):

	2012	2011

5.90% Senior Notes due April 15, 2016	$1,000.0	$1,000.0
6.25% Senior Notes due July 15, 2019	500.0	500.0
4.45% Senior Notes due August 15, 2020	1,000.0	1,000.0
3.625% Senior Notes due May 1, 2022	1,250.0	—
Other notes and loans	0.4	1.3

	3,750.4	2,501.3
Unamortized premium (discount) on Senior Notes, net	16.2	(7.6)
Deferred gain from termination of interest rate swaps on Senior Notes due 2016	25.0	30.5

	3,791.6	2,524.2
Less current portion	0.4	0.7

Long-term notes payable	$3,791.2	$2,523.5

In April 2012, we issued $750 million aggregate principal amount of 3.625% Senior Notes due May 1, 2022 ("2022 Notes") at an issue price of 99.567%. In August 2012, we issued an additional $500 million of our 2022 Notes at an issue price of 105.287%. The August 2012 issuance is fully fungible with and forms a single series with the 2022 Notes issued in April 2012. As a result, the total outstanding principal amount of the 2022 Notes is $1,250.0 million. The proceeds from these issuances, before deducting the underwriting discount and offering expenses, were $1,273.2 million.

Convertible Debt
Convertible debt at September 30, 2012 and December 31, 2011 was (in millions):

	2012	2011

Convertible Notes - due July 31, 2032	$252.7	$252.7
Convertible Notes - due June 15, 2033	0.1	0.1
Convertible Notes - due July 1, 2038	406.6	406.6

	659.4	659.4
Less current portion	—	—

Convertible debt	$659.4	$659.4

The next date on which holders of our 2032 Notes can put their notes back to us for cash is July 31, 2013. The next date on which holders of our 2038 Notes can put their notes back to us for cash is June 15, 2013.

5.	Intangible Assets
Intangible assets at September 30, 2012 and December 31, 2011 were (in millions):

	2012			2011

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Intangible assets subject to impairment tests:
Goodwill	$9,304.0	$575.4	$8,728.6	$9,026.6	$570.3	$8,456.3

Other identifiable intangible assets subject to amortization:
Purchased and internally developed software	$280.3	$217.5	$62.8	$270.0	$210.3	$59.7
Customer related and other	643.9	259.9	384.0	615.3	206.6	408.7

	$924.2	$477.4	$446.8	$885.3	$416.9	$468.4

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
Changes in goodwill for the nine months ended September 30, 2012 and 2011 were (in millions):

	2012	2011

Balance January 1	$8,456.3	$7,809.1
Acquisitions	225.6	640.8
Dispositions	(2.5)	(10.0)
Foreign currency translation	49.2	(42.4)

Balance September 30	$8,728.6	$8,397.5

There were no goodwill impairment losses recorded in the first nine months of 2012 or 2011 and there are no accumulated goodwill impairment losses as of September 30, 2012. Goodwill resulting from acquisitions completed during 2012 and 2011 includes $16.2 million and $129.7 million, respectively, of goodwill attributed to noncontrolling interests in the acquired businesses.

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
Revenue and long-lived assets and goodwill by geographic area for the periods ended and as of September 30, 2012 and 2011 were (in millions):

		Americas	EMEA	Asia / Australia

2012
	Revenue - Three months ended	$2,003.1	$1,007.2	$396.3
	Revenue - Nine months ended	6,073.8	3,072.8	1,128.2
	Long-lived assets and goodwill	6,088.5	2,738.1	602.0
2011
	Revenue - Three months ended	$1,934.1	$1,092.8	$354.0
	Revenue - Nine months ended	5,815.9	3,243.6	960.1
	Long-lived assets and goodwill	5,953.4	2,625.5	450.7
The Americas is composed of the United States, Canada and Latin American countries. EMEA is composed of various Euro currency countries, the United Kingdom, other European countries that have not adopted the European Union Monetary standard, the Middle-East and Africa. Asia/Australia is composed of Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries.

7.	Pension and Other Postemployment Benefits
Defined Benefit Pension Plans
The components of net periodic benefit cost for the nine months ended September 30, 2012 and 2011 were (in millions):

	2012	2011

Service cost	$4.6	$4.1
Interest cost	4.6	3.8
Expected return on plan assets	(1.9)	(1.8)
Amortization of prior service cost	2.4	2.4
Amortization of actuarial (gains) losses	1.1	0.4

	$10.8	$8.9

During the nine months ended September 30, 2012 and 2011, we contributed approximately $5.3 million and $4.9 million, respectively, to the defined benefit pension plans.

Postemployment Arrangements
The components of net periodic benefit cost for the nine months ended September 30, 2012 and 2011 were (in millions):

	2012	2011

Service cost	$3.0	$2.9
Interest cost	3.5	3.5
Amortization of prior service cost	1.5	1.6
Amortization of actuarial (gains) losses	0.6	0.5

	$8.6	$8.5

8.	Operating Expenses
The components of operating expenses for the three and nine months ended September 30, 2012 and 2011 were (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Salary and service costs	$2,515.8	$2,504.7	$7,491.5	$7,395.8
Office and general expenses	503.5	502.8	1,527.1	1,440.1

Operating expenses	$3,019.3	$3,007.5	$9,018.6	$8,835.9

9.	Supplemental Cash Flow Data
Changes in operating capital for the nine months ended September 30, 2012 and 2011 were (in millions):

	2012	2011

Decrease in accounts receivable	$438.1	$85.1
Increase in work in process and other current assets	(205.6)	(208.2)
Decrease in accounts payable	(697.4)	(780.7)
Decrease in customer advances and other current liabilities	(314.5)	(266.4)
Change in other assets and liabilities, net	113.5	266.3

Change in operating capital	$(665.9)	$(903.9)

Income taxes paid	$287.5	$246.9

Interest paid	$114.8	$101.5

10.	Income Taxes
Our effective tax rate for the nine months ended September 30, 2012 and 2011 was 33.8% and 32.0%, respectively. The effective tax rate for the nine months ended September 30, 2011 was impacted by the following items. In connection with the acquisition of a controlling interest in the Clemenger Group, increasing our equity ownership to 73.7% from 46.7%, effective February 1, 2011, we recorded a remeasurement gain of $123.4 million and a related tax provision of $2.8 million. In addition, in the first quarter of 2011, in connection with a continuing review of our businesses focused on enhancing our strategic position, improving our operations and rebalancing our workforce, we recorded $131.3 million of charges and a related tax benefit of $39.5 million related to repositioning actions for severance, real estate lease terminations and asset and goodwill write-offs related to disposals and other costs. Income tax expense for the nine months ended September 30, 2011 also included a provision of $9.0 million for agreed upon adjustments to income tax returns that were under examination in the first quarter of 2011. Excluding the effect of these items, our effective tax rate for the nine months ended September 30, 2011 would have been 34.5%.
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
At September 30, 2012, our unrecognized tax benefits were $156.1 million. Of this amount, approximately $59.4 million would affect our effective tax rate upon resolution of the uncertain tax positions.

11.	Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.

12.	Fair Value
Financial assets and liabilities measured at fair value on a recurring basis were (in millions):

September 30, 2012	Level 1	Level 2	Level 3	Total	Balance Sheet Classification

Assets:
Cash and cash equivalents	$1,956.3			$1,956.3
Short-term investments	16.5			16.5
Forward foreign exchange contracts		$0.7		0.7	Other Current Assets
Available-for-sale securities	3.9			3.9	Other Assets

December 31, 2011	Level 1	Level 2	Level 3	Total	Balance Sheet Classification

Assets:
Cash and cash equivalents	$1,781.2			$1,781.2
Short-term investments	23.8			23.8
Available-for-sale securities	3.8			3.8	Other Assets

Liabilities:
Forward foreign exchange contracts		$0.1		$0.1	Other Current Liabilities

The carrying amount and fair value of our financial instruments at September 30, 2012 and December 31, 2011 were (in millions):

	2012		2011

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	$1,956.3	$1,956.3	$1,781.2	$1,781.2
Short-term investments	16.5	16.5	23.8	23.8
Forward foreign exchange contracts	0.7	0.7	—	—
Available-for-sale securities	3.9	3.9	3.8	3.8
Cost method investments	24.2	24.2	23.6	23.6

Liabilities:
Short-term borrowings	$11.1	$11.1	$9.5	$9.5
Forward foreign exchange contracts	—	—	0.1	0.1
Debt	4,451.0	4,907.0	3,183.6	3,370.5
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
Short-term borrowings. Short-term borrowings primarily consist of bank overdrafts and credit lines of our international subsidiaries. Due to the short-term nature of these instruments, carrying value approximates fair value.
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
As a leading global advertising, marketing and corporate communications company, we operate in all major markets around the world. We have a large and diverse client base. Our largest client accounted for 2.7% of our revenue for the nine months ended September 30, 2012 and no other client accounted for more than 2.5% of our revenue. Our top 100 clients accounted for approximately 50% of our revenue for the nine months ended September 30, 2012. Our business is spread across a number of industry sectors with no one industry comprising more than 14% of our revenue for the nine months ended September 30, 2012. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
In the first nine months of 2012, our revenue increased 2.5% compared to the first nine months of 2011. The increase reflects strong operating performance by our agencies, partially offset by the negative impact from foreign exchange rates. On-going weakness in the Euro Zone was offset by increased revenue in the United States and continued growth in the emerging markets of Asia and Latin America.
Our business and financial performance are impacted by global economic conditions. In the first nine months of 2012, the United States experienced modest economic growth and the major economies of Asia and Latin America continued to expand. However, the European economies continued to experience uncertainty, as well as economic difficulty in certain markets. If the economic conditions worsen, the downturn may expand beyond Europe and could cause reductions in client revenue levels and adversely affect our results of operations and financial position. We will continue to closely monitor economic conditions, client revenue and other factors, and, in response to reductions in client revenue, if necessary, we will take actions available to us to align our cost structure and manage working capital. There can be no assurance whether, or to what extent, our efforts to mitigate any impact of future economic conditions, reductions in client revenue patterns, changes in client creditworthiness and other developments will be effective.
In the near term, barring unforeseen events and excluding foreign exchange impacts, as a result of increases in client spending and new business activities, we expect our revenue to increase modestly in excess of the weighted average nominal GDP growth in our major markets. We also expect to continue to identify acquisition opportunities that will build on the core capabilities of our strategic business platforms, expand our operations in the emerging markets and enhance our capabilities to leverage new technologies that are being used by marketers today.
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
For the quarter ended September 30, 2012, our revenue increased 0.8% compared to the quarter ended September 30, 2011, of which 3.5% was organic growth and 0.7% was related to acquisitions, net of dispositions. The impact of foreign exchange rates reduced revenue by 3.4%. Across our geographic markets, revenue increased 3.2% in the United States and 8.0% in our other markets, primarily Asia and Latin America, while revenue decreased 14.4% in our Euro markets and was flat in the United Kingdom. The change in revenue in the third quarter of 2012 compared to the third quarter of 2011 in our four fundamental disciplines was as follows: advertising increased 2.4%, CRM decreased 0.9%, public relations increased 0.5% and specialty communications decreased 0.9%.
For the nine months ended September 30, 2012, our revenue increased 2.5% compared to the nine months ended September 30, 2011, of which 4.5% was organic growth and 0.8% was related to acquisitions, net of dispositions. The impact of foreign exchange rates reduced revenue by 2.8%. Across our geographic markets, revenue increased 4.2% in the United States, 1.5% in the United Kingdom and 10.7% in our other markets, primarily Asia and Latin America, while revenue decreased 11.0% in our Euro markets. The change in revenue in the first nine months of 2012 compared to the first nine months of 2011 in our four fundamental disciplines was as follows: advertising increased 4.6%, CRM increased 1.2%, public relations increased 3.0% and specialty communications decreased 3.6%.
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
Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased $11.1 million in the third quarter of 2012 compared to the third quarter of 2011. Salary and service costs increased $95.7 million in the first nine months of 2012 compared to the first nine months of 2011. Salary and service costs for the first nine months of 2011 reflect $92.8 million of severance charges associated with our repositioning actions.
Office and general expenses are less directly linked to changes in our revenue than salary and service costs. Office and general expenses increased $0.7 million in the third quarter of 2012 compared to the third quarter of 2011. Office and general expenses increased $87.0 million in the first nine months of 2012 compared to the first nine months of 2011. Office and general expenses for the first nine months of 2011 includes a reduction of $84.9 million, which reflects the $123.4 million non-cash remeasurement gain recorded in connection with the acquisition of the controlling interest in the Clemenger Group and $38.5 million of charges related to our repositioning actions.
Operating margins increased to 12.2% in the first nine months of 2012 from 11.8% in the first nine months of 2011 and EBITA margins increased to 13.0% in the first nine months of 2012 from 12.5% in the first nine months of 2011. The year-over-year margin improvement was driven by our revenue growth, as well as lower operating costs resulting from actions taken in 2011 to improve our operations, rebalance our workforce and drive efficiencies in our back office functions.

Our effective tax rate for the third quarter of 2012 decreased slightly to 34.2%, compared to the third quarter of 2011. Our effective tax rate for the first nine months of 2012 increased to 33.8%, compared to 32.0% for the first nine months of 2011 Income tax expense for the nine months ended September 30, 2011 reflects a number of items that were recorded in the first quarter of 2011. These items include a $39.5 million tax benefit related to charges incurred in connection with our repositioning actions, a provision of $2.8 million related to the remeasurement gain and a provision of $9.0 million for agreed upon adjustments to income tax returns that were under examination in 2011.
Net income - Omnicom Group Inc. in the third quarter of 2012 increased $0.2 million, or 0.1%, to $203.9 million from $203.7 million in the third quarter of 2011. Net income - Omnicom Group Inc. in the first nine months of 2012 increased $10.5 million, or 1.5%, to $691.2 million from $680.7 million in the first nine months of 2011. The period-over-period increase in net income - Omnicom Group Inc. is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 2.8% to $0.74 in the third quarter of 2012, compared to $0.72 in the third quarter of 2011 due to the factors described above, as well as the reduction in our weighted average common shares outstanding. Diluted net income per common share - Omnicom Group Inc. increased 5.1% to $2.49 in the first nine months of 2012, compared to $2.37 in the first nine months of 2011 due to the factors described above, as well as the reduction in our weighted average common shares outstanding. The reduction in our weighted average common shares outstanding was the result of repurchases of our common stock during 2011 through the third quarter of 2012, net of stock option exercises and shares issued under our employee stock purchase plan.
Results of Operations: Third Quarter 2012 Compared to Third Quarter 2011

	(In millions)

	2012	2011

Revenue	$3,406.6	$3,380.9
Operating Expenses:
Salary and service costs	2,515.8	2,504.7
Office and general expenses	503.5	502.8

Total Operating Expenses	3,019.3	3,007.5
Add back: Amortization of intangible assets	27.3	23.7

	2,992.0	2,983.8
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	414.6	397.1
EBITA Margin - %	12.2%	11.7%
Deduct: Amortization of intangible assets	27.3	23.7

Operating Income	387.3	373.4
Operating Margin - %	11.4%	11.0%
Interest Expense	47.8	39.8
Interest Income	7.5	7.9
Income Before Income Taxes and Income From Equity Method Investments	347.0	341.5
Income Tax Expense	118.7	117.1
Income From Equity Method Investments	5.3	4.5

Net Income	233.6	228.9
Less: Net Income Attributed To Noncontrolling Interests	29.7	25.2

Net Income - Omnicom Group Inc.	$203.9	$203.7

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

Revenue: Revenue for the third quarter of 2012 increased $25.7 million, or 0.8%, to $3,406.6 million from $3,380.9 million in the third quarter of 2011. Organic growth increased revenue by $117.5 million and acquisitions, net of dispositions, increased revenue by $23.5 million. The impact of foreign exchange rates reduced revenue by $115.3 million.
The components of the third quarter of 2012 revenue change in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International

	$	%	$	%	$	%

Quarter ended September 30, 2011	$3,380.9		$1,703.2		$1,677.7
Components of revenue change:
Foreign exchange impact	(115.3)	(3.4)%	—	—%	(115.3)	(6.9)%
Acquisitions, net of dispositions	23.5	0.7%	1.5	0.1%	22.0	1.3%
Organic growth	117.5	3.5%	53.4	3.1%	64.1	3.8%

Quarter ended September 30, 2012	$3,406.6	0.8%	$1,758.1	3.2%	$1,648.5	(1.7)%

The components and percentages are calculated as follows:

•
The foreign exchange impact is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $3,521.9 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $3,406.6 million less $3,521.9 million for the Total column in the table).

•
The acquisition component is calculated by aggregating the applicable prior period revenue of the acquired businesses, less revenue of any business included in the prior period revenue that was disposed of subsequent to the period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition revenue components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component (in the case $3,380.9 million for the Total column in the table).
Revenue for the third quarter of 2012 and the percentage change in revenue and organic growth from the third quarter of 2011 in our primary geographic markets were (in millions):

	Revenue	% Change	% Organic Growth

United States	$1,758.1	3.2%	3.1%
Euro Markets	528.1	(14.4)%	(1.8)%
United Kingdom	314.3	(0.1)%	(0.1)%
Other	806.1	8.0%	10.2%

	$3,406.6	0.8%	3.5%

For the third quarter of 2012, foreign exchange rate impacts reduced revenue by 3.4%, or $115.3 million, compared to the third quarter of 2011. The most significant impacts resulted from the strengthening of the U.S. Dollar against the Euro, Brazilian Real and British Pound.
Assuming exchange rates at October 12, 2012 remain unchanged, we expect foreign exchange impacts to decrease revenue by approximately 2.5% for the full year 2012.

Due to a variety of factors, in the normal course, our agencies both gain and lose business from clients each year. The net result through the first half of 2012 has been an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Revenue from our largest client accounted for 2.5% and 2.6% of our revenue for the third quarter of 2012 and 2011, respectively. No other client represented more than 2.5% and 2.1% of revenue for the third quarter of 2012 and 2011, respectively. Our ten largest and 100 largest clients represented 19.3% and 51.5% of our revenue for the third quarter of 2012, respectively and 18.4% and 49.7% of our revenue for the third quarter of 2011, respectively.
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
Revenue for the third quarter of 2012 and 2011 and the percentage change in revenue and organic growth from the third quarter of 2011 by discipline was (in millions):

	Three Months Ended September 30,

	2012		2011		2012 vs 2011

	$	% of Revenue	$	% of Revenue	$	% Change	% Organic Growth

Advertising	$1,587.0	46.6%	$1,549.2	45.8%	$37.8	2.4%	5.7%
CRM	1,264.6	37.1%	1,276.2	37.8%	(11.6)	(0.9)%	2.4%
Public relations	313.8	9.2%	312.1	9.2%	1.7	0.5%	(0.3)%
Specialty communications	241.2	7.1%	243.4	7.2%	(2.2)	(0.9)%	(0.3)%

	$3,406.6		$3,380.9		$25.7	0.8%	3.5%

Our business is spread across a number of industry sectors. The percentage of revenue by industry sector for the third quarter of 2012 and 2011 was:

Industry	2012	2011

Food and Beverage	13.4%	13.5%
Consumer Products	9.3%	9.1%
Pharmaceuticals and Health Care	9.6%	10.0%
Financial Services	8.5%	8.7%
Technology	9.4%	9.0%
Auto	8.7%	7.7%
Travel and Entertainment	6.1%	6.4%
Telecommunications	6.5%	7.3%
Retail	6.9%	6.4%
Other	21.6%	21.9%

Looking ahead to the remainder of the year, barring unforeseen events and excluding foreign rate exchange impacts, we expect our revenue to increase in excess of the weighted average nominal GDP growth as a result of increases in client spending and new business activities.
Operating Expenses: Operating expenses for the third quarter of 2012 compared to operating expenses for the third quarter of 2011 were (in millions):

	Three Months Ended September 30,

	2012			2011			2012 vs 2011

	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change

Revenue	$3,406.6			$3,380.9			$25.7	0.8%
Operating Expenses:
Salary and service costs	2,515.8	73.9%	83.3%	2,504.7	74.1%	83.3%	11.1	0.4%
Office and general expenses	503.5	14.8%	16.7%	502.8	14.9%	16.7%	0.7	0.1%

Operating Expenses	3,019.3	88.6%		3,007.5	89.0%		11.8	0.4%

Operating Income	$387.3	11.4%		$373.4	11.0%		$13.9	3.7%

Operating Expenses: Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased $11.1 million in the third quarter of 2012 compared to the third quarter of 2011 reflecting growth in our business partially offset by lower freelance labor and severance costs. Salary and service costs in the third quarter of 2012 decreased as a percentage of revenue compared to the third quarter of 2011, as we were able to better align our costs with revenue on an agency by agency basis in most markets.
Office and general expenses are less directly linked to changes in our revenue than salary and service costs. Office and general expenses increased $0.7 million in the third quarter of 2012 compared to the third quarter of 2011.
Operating margins increased to 11.4% in 2012 from 11.0% in 2011 and EBITA margins increased to 12.2% in the third quarter of 2012 from 11.7% in the third quarter of 2011. The year-over-year margin improvement was driven by our revenue growth, as well as lower operating costs resulting from the actions taken in 2011 to improve our operations, rebalance our workforce and drive efficiencies in our back office functions.
Net Interest Expense: Net interest expense increased to $40.3 million in the third quarter of 2012, compared to $31.9 million in the third quarter of 2011. Interest expense increased $8.0 million to $47.8 million. The increase in interest expense is primarily attributable to increased interest expense resulting from the issuance of $750 million of our 3.625% Senior Notes due May 1, 2022 (the 2022 Notes) in April 2012 and $500 million of our 2022 Notes in August 2012. As a result, the total outstanding principal amount of the 2022 Notes is $1,250.0 million. The 2022 Notes issued in August were issued at an issue price of 105.287% reflecting a yield to maturity of 2.99%. The increase in interest expense was partially offset by lower commercial paper issuances in the third quarter of 2012. Interest income decreased $0.4 million.
Income Taxes: Our effective tax rate for the third quarter of 2012 decreased slightly to 34.2%, compared to 34.3% for the third quarter of 2011.
Net Income Per Common Share - Omnicom Group Inc.: For the foregoing reasons, net income - Omnicom Group Inc. in the third quarter of 2012 increased $0.2 million, or 0.1%, to $203.9 million, compared to $203.7 million in the third quarter of 2011. Diluted net income per common share - Omnicom Group Inc. increased 2.8% to $0.74 in the third quarter of 2012, compared to $0.72 in the third quarter of 2011 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding. This reduction was the result of repurchases of our common stock during 2011 through the third quarter of 2012, net of stock option exercises and shares issued under our employee stock purchase plan.

Results of Operations: First Nine Months of 2012 Compared to First Nine Months of 2011

	(In millions)

	2012	2011

Revenue	$10,274.8	$10,019.6
Operating Expenses:
Salary and service costs	7,491.5	7,395.8
Office and general expenses	1,527.1	1,440.1

Total Operating Expenses	9,018.6	8,835.9
Add back: Amortization of intangible assets	75.2	67.7

	8,943.4	8,768.2
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	1,331.4	1,251.4
EBITA Margin - %	13.0%	12.5%
Deduct: Amortization of intangible assets	75.2	67.7

Operating Income	1,256.2	1,183.7
Operating Margin - %	12.2%	11.8%
Interest Expense	130.3	118.6
Interest Income	26.0	26.8
Income Before Income Taxes and Income From Equity Method Investments	1,151.9	1,091.9
Income Tax Expense	389.9	349.0
Income From Equity Method Investments	11.9	10.3

Net Income	773.9	753.2
Less: Net Income Attributed To Noncontrolling Interests	82.7	72.5

Net Income - Omnicom Group Inc.	$691.2	$680.7

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
Revenue: Revenue for the first nine months of 2012 increased $255.2 million, or 2.5%, to $10,274.8 million from $10,019.6 million in the first nine months of 2011. Organic growth increased revenue by $457.1 million and acquisitions, net of dispositions, increased revenue by $79.9 million. The impact of foreign exchange rates reduced revenue by $281.8 million.The components of the first nine months of 2012 revenue change in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International

	$	%	$	%	$	%

Nine months ended September 30, 2011	$10,019.6	—	$5,120.0	—	$4,899.6	—
Components of revenue change:
Foreign exchange impact	(281.8)	(2.8)%	—	—%	(281.8)	(5.8)%
Acquisitions, net of dispositions	79.9	0.8%	(5.3)	(0.1)%	85.2	1.7%
Organic growth	457.1	4.5%	222.3	4.3%	234.8	4.8%

Nine months ended September 30, 2012	$10,274.8	2.5%	$5,337.0	4.2%	$4,937.8	0.8%

The components and percentages are calculated as follows:

•
The foreign exchange impact is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $10,556.6 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $10,274.8 million less $10,556.6 million for the Total column in the table).

•
The acquisition component is calculated by aggregating the applicable prior period revenue of the acquired businesses, less revenue of any business included in the prior period revenue that was disposed of subsequent to the period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition revenue components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component (in the case $10,019.6 million for the Total column in the table).
Revenue for the first nine months of 2012 and the percentage change in revenue and organic growth from the first nine months of 2011 in our primary geographic markets were (in millions):

	Revenue	% Change	% Organic Growth

United States	$5,337.0	4.2%	4.3%
Euro Markets	1,652.3	(11.0)%	(1.1)%
United Kingdom	912.1	1.5%	2.3%
Other	2,373.4	10.7%	10.9%

	$10,274.8	2.5%	4.5%

For the first nine months of 2012, foreign exchange rate impacts reduced revenue by 2.8%, or $281.8 million, compared to the first nine months of 2011. The most significant impacts resulted from the strengthening of the U.S. Dollar against the Euro, Brazilian Real and British Pound.
Revenue from our largest client accounted for 2.7% and 2.9% of our revenue for the first nine months of 2012 and 2011, respectively. No other client represented more than 2.5% and 2.2% of revenue for the first nine months of 2012 and 2011, respectively. Our ten largest and 100 largest clients represented 19.2% and 51.6% of our revenue for the first nine months of 2012, respectively and 18.4% and 50.2% of our revenue for the first nine months of 2011, respectively.
Revenue for the first nine months of 2012 and 2011 and the percentage change in revenue and organic growth by discipline was (in millions):

	Nine Months Ended September 30,

	2012		2011		2012 vs 2011

	$	% of Revenue	$	% of Revenue	$	% Change	% Organic Growth

Advertising	$4,827.9	47.0%	$4,615.4	46.1%	$212.5	4.6%	7.1%
CRM	3,753.8	36.5%	3,710.7	37.0%	43.1	1.2%	3.8%
Public relations	942.9	9.2%	915.6	9.1%	27.3	3.0%	1.6%
Specialty communications	750.2	7.3%	777.9	7.8%	(27.7)	(3.6)%	(3.2)%

	$10,274.8	100.0%	$10,019.6	100.0%	$255.2	2.5%	4.5%

The percentage of revenue by industry sector for the first nine months of 2012 and 2011 was:

Industry	2012	2011

Food and Beverage	13.8%	14.1%
Consumer Products	9.3%	9.1%
Pharmaceuticals and Health Care	9.8%	10.3%
Financial Services	8.7%	8.9%
Technology	9.0%	8.8%
Auto	8.5%	7.6%
Travel and Entertainment	6.1%	6.3%
Telecommunications	6.5%	7.1%
Retail	7.0%	6.5%
Other	21.3%	21.3%
Operating Expenses: Operating expenses for the first nine months of 2012 compared to operating expenses for the first nine months of 2011 were (in millions):

	Nine Months Ended September 30,

	2012			2011			2012 vs 2011

	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change

Revenue	$10,274.8			$10,019.6			$255.2	2.5%
Operating Expenses:
Salary and service costs	7,491.5	72.9%	83.1%	7,395.8	73.8%	83.7%	95.7	1.3%
Office and general expenses	1,527.1	14.9%	16.9%	1,440.1	14.4%	16.3%	87.0	6.0%

Operating Expenses	9,018.6	87.8%		8,835.9	88.2%		182.7	2.1%

Operating Income	$1,256.2	12.2%		$1,183.7	11.8%		$72.5	6.1%

Repositioning Actions and Remeasurement Gain: In the first quarter of 2011, we recorded $131.3 million of charges related to our repositioning actions. Additionally, we recorded a $123.4 million remeasurement gain related to the acquisition of the controlling interest in the Clemenger Group in the first quarter of 2011. The impact on operating expenses of these transactions for the nine months ended September 30, 2011 was (in millions):

	Increase (Decrease)

	Repositioning Actions	Remeasurement Gain

Salary and service costs	$92.8	$—
Office and general expenses	38.5	(123.4)

	$131.3	$(123.4)

Operating Expenses: Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased $95.7 million for the first nine months of 2012 compared to the first nine months of 2011. This increase reflects growth in our business and increased freelance labor and incentive compensation costs. The first nine months of 2011 reflects the $92.8 million of charges related to our repositioning actions.

Office and general expenses are less directly linked to changes in our revenue than salary and service costs. Office and general expenses increased $87.0 million in the first nine months of 2012 compared to the first nine months of 2011. Office and general expenses for the first nine months of 2011 includes a reduction of $84.9 million, which reflects the $123.4 million non-cash remeasurement gain recorded in connection with the acquisition of the controlling interest in the Clemenger Group and $38.5 million of charges related to our repositioning actions.
Operating margins increased to 12.2% in 2012 from 11.8% in 2011 and EBITA margins increased to 13.0% in the first nine months of 2012 from 12.5% in the first nine months of 2011. Excluding the $131.3 million of respositioning actions and the $123.4 remeasurement gain, operating margin and EBITA margin for the first nine months of 2011 would have been 11.9% and 12.6%, respectively. The year-over-year margin improvement was driven by our revenue growth, as well as lower operating costs resulting from the repositioning actions taken in the first quarter of 2011, as well as other actions taken in 2011 to improve our operations, rebalance our workforce and drive efficiencies in our back office functions.
Net Interest Expense: Net interest expense increased to $104.3 million in the first nine months of 2012, compared to $91.8 million in the first nine months of 2011. Interest expense increased $11.7 million to $130.3 million. The increase in interest expense is primarily attributable to increased interest expense resulting from the issuance of $750 million of our 2022 Notes in April 2012 and $500 million of our 2022 Notes in August 2012. As a result, the total outstanding principal amount of the 2022 Notes is $1,250.0 million. The 2022 Notes issued in August were issued at an issue price of 105.287% reflecting a yield to maturity of 2.99%. The increase in interest expense was partially offset by lower commercial paper issuances in the first nine months of 2012. Interest income decreased $0.8 million.
Income Taxes: Our effective tax rate for the first nine months of 2012 increased to 33.8%, compared to 32.0% for the first nine months of 2011. The effective tax rate for the first nine months of 2011 was effected by the following items (in millions):

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
Net Income Per Common Share - Omnicom Group Inc.: For the foregoing reasons, net income - Omnicom Group Inc. for the first nine months of 2012 increased $10.5 million, or 1.5%, to $691.2 million, compared to $680.7 million for the first nine months of 2011. Diluted net income per common share - Omnicom Group Inc. increased 5.1% to $2.49 for the first nine months of 2012, compared to $2.37 for the first nine months of 2011 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding. This reduction was the result of repurchases of our common stock during 2011 through the third quarter of 2012, net of stock option exercises and shares issued under our employee stock purchase plan.

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
Conclusion - Goodwill Impairment Review: Under U.S. GAAP, we have the option of either assessing qualitative factors to determine whether it is more-likely-than-not that the carrying value of of our reporting units exceeds their respective fair value or proceeding directly to step 1 of the goodwill impairment test. Although not required, we performed step 1 of the annual impairment test and compared the fair value of each of our reporting units to its respective carrying value, including goodwill. Based on the results of our impairment test, we concluded that our goodwill was not impaired at June 30, 2012, because the fair value of our reporting units was substantially in excess of their respective net book values. The minimum decline in fair value that one of our reporting units would need to experience in order to fail step 1 of the goodwill impairment test was approximately 70%. Notwithstanding our belief that the assumptions we used in our impairment testing for our WACC and long-term growth rate are reasonable, we performed a sensitivity analysis for each of our reporting units. The results of this sensitivity analysis on our impairment test as of June 30, 2012 revealed that if WACC increased by 1% and/or long-term growth rate decreased by 1%, the fair value of each of our reporting units would continue to be substantially in excess of their respective net book values and would pass step 1 of the impairment test.
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
Liquidity and Capital Resources
Cash Sources and Requirements, Including Contractual Obligations
Historically, the majority of our non-discretionary cash requirements have been funded from operating cash flow and cash on hand. Working capital is our principal non-discretionary funding requirement. In addition, we have contractual obligations related to our senior notes and convertible notes, our recurring business operations, primarily related to lease obligations, as well as certain contingent purchase price obligations (earn-outs) related to acquisitions made in prior years.
Our principal discretionary cash requirements include dividend payments, capital expenditures, payments for strategic acquisitions and repurchases of our common stock.
Our discretionary spending is funded from operating cash flow and cash on hand. In addition, depending on the level of our discretionary activity, we may use other available sources of funding such as issuing commercial paper, borrowing under our Credit Agreement or other long-term borrowings to finance these activities. For the remainder of 2012, we expect that we should be able to fund both our discretionary and non-discretionary cash requirements without incurring additional long-term debt. However, we may access the capital markets at any time if favorable conditions exist. In that regard, to take advantage of historically low borrowing rates, in April 2012, we issued $750 million aggregate principal amount of our 2022 Notes at an issue price of 99.567%. In August 2012, we issued an additional $500 million of our 2022 Notes at an issue price of 105.287% reflecting a yield to maturity of 2.99%. As a result of these issuances, we were able to reduce our total commercial paper issuances in the third quarter of 2012 by 53% compared to the third quarter of 2011, as well as increase our cash balances from March 31, 2012.
We have a seasonal cash requirement normally peaking during the second quarter primarily due to the timing of payments for incentive compensation, income taxes and contingent purchase price obligations. This typically results in a net borrowing requirement that decreases over the course of the year and at the end of the calendar year we expect to have cash invested.
During the first nine months of 2012, we generated $300.1 million of cash from operations, which included a use of cash for operating capital of $665.9 million. During the first nine months of 2012, our discretionary spending during the period was primarily comprised of dividend payments of $235.4 million, capital expenditures of $158.7 million, repurchases of our common stock of $714.2 million, net of proceeds from stock plans and related tax benefits, dividends to noncontrolling interest shareholders of $78.9 million and acquisition payments and purchases of additional noncontrolling interests of $167.1 million.
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
At September 30, 2012, compared to December 31, 2011, our cash and cash equivalents increased $175.1 million to $1,956.3 million and our short-term investments decreased $7.3 million to $16.5 million. Short-term investments primarily consist of time deposits with financial institutions that we expect to convert into cash within our current operating cycle, generally one year. At September 30, 2012 and 2011 our cash and cash equivalents and short-term investments were $1,972.8 million and $912.0 million, respectively. At September 30, 2012 and 2011 our debt was 4,462.1 million and 3,201.6 million, respectively.

At September 30, 2012, our foreign subsidiaries held $1,520.6 million of our cash and cash equivalents. The majority of this cash is available to us, net of any taxes payable upon repatriation to the United States. Changes in international tax rules or changes in U.S. tax rules and regulations covering international operations and foreign tax credits may affect our future reported financial results or the way we conduct our business.
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
Debt Instruments and Related Covenants
We have committed and uncommitted lines of credit. We have a $2.5 billion committed line of credit, or Credit Agreement, with a consortium of banks expiring on October 12, 2016. The Credit Agreement provides support for outstanding commercial paper issuances, as well as back-up liquidity in the event that any of our convertible notes are put back to us. The issuance of commercial paper reduces the amount available under the Credit Agreement.
Depending on market conditions at the time, we typically fund our day-to-day liquidity by issuing commercial paper, borrowing under our uncommitted lines of credit or drawing on our Credit Agreement. At September 30, 2012, there were no outstanding commercial paper issuances or borrowings under the Credit Agreement.
The proceeds from the issuance of the 2022 Notes before deducting the underwriting discount and offering expenses were $1,273.2 million. The net proceeds were used for general corporate purposes, including repurchases of our common stock.
For the quarters ended September 30, 2012 and 2011, commercial paper activity was (dollars in millions):

	2012	2011

Average amount outstanding during the quarter	$238.3	$750.3
Maximum amount outstanding during the quarter	$577.9	$1,084.0
Total issuances during the quarter	$2,558.0	$5,414.9
Average days outstanding	8.6	12.8
Weighted average interest rate	0.42%	0.37%
At September 30, 2012, we had short-term borrowings of $11.1 million that were comprised of bank overdrafts and lines of credit of our international subsidiaries. These bank overdrafts and lines of credit are treated as unsecured loans pursuant to the bank agreements supporting the facilities.
The Credit Agreement contains financial covenants that restrict our ability to incur indebtedness as defined in the agreement. These financial covenants limit the Leverage Ratio of total consolidated indebtedness to total consolidated EBITDA for the most recently ended 12 month period (under the Credit Agreement, EBITDA is defined as earnings before interest, taxes, depreciation and amortization) to no more than 3.0 times. We are also required to maintain a minimum Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5.0 times for the most recently ended 12 month period. At September 30, 2012, we were in compliance with these covenants. At September 30, 2012, our Leverage Ratio was 2.2 times as compared to the Leverage Ratio of 1.7 times at December 31, 2011. The increase in the Leverage Ratio is a result of the issuance of the 2022 Notes. At September 30, 2012, our Interest Coverage Ratio decreased to 11.9 times compared to 12.3 times at December 31, 2011. The decrease in the Interest Coverage Ratio is a result of the increase in interest expense resulting from the issuance of the 2022 Notes. The Credit Agreement does not limit our ability to declare or pay dividends.

At September 30, 2012, the carrying value of our debt and amounts available under the Credit Agreement were (in millions):

	Debt Carrying Value	Available Credit

Short-term borrowings (due in less than one year)	$11.1	$—
Outstanding Commercial Paper issuances	—	—
Borrowings under the Credit Agreement	—	2,500.0
5.90% Senior Notes due April 15, 2016	1,000.0	—
6.25% Senior Notes due July 15, 2019	500.0	—
4.45% Senior Notes due August 15, 2020	1,000.0	—
3.625% Senior Notes due May 1, 2022	1,250.0
Convertible Notes due July 31, 2032	252.7	—
Convertible Notes due June 15, 2033	0.1	—
Convertible Notes due July 1, 2038	406.6	—
Other debt	0.4	—

	4,420.9

Unamortized premium (discount) on Senior Notes, net	16.2	—
Deferred gain from termination of interest rate swaps on Senior Notes due 2016	25.0	—

	$4,462.1	$2,500.0

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
The next date on which holders of our 2032 Notes can put their notes back to us for cash is July 31, 2013. The next date on which holders of our 2038 Notes can put their notes back to us for cash is June 15, 2013. If our convertible notes are put back to us, based on our current financial condition and expectations, we expect to have sufficient available cash and unused credit commitments to fund any repurchase. Although such borrowings would reduce the amount available under our Credit Agreement to fund our cash requirements, we believe that we have sufficient capacity under these commitments to meet our cash requirements for the normal course of our business operations after any repurchase.
Credit Risk
We provide marketing and corporate communications services to thousands of clients who operate in nearly every industry sector of the global economy and in the normal course of business, we grant credit to qualified clients. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 2.7% of our revenue for the first nine months of 2012 and no other client accounted for more than 2.5% of our revenue for the first nine months of 2012. However, during periods of economic downturn, the credit profiles of our clients could change.
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
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2012, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 are appropriate.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock repurchase activity during the three months ended September 30, 2012 was:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 2012	454,254	$49.23	—	—
August 2012	422,640	$51.99	—	—
September 2012	2,831,615	$53.47	—	—

	3,708,509	$52.78	—	—

During the three months ended September 30, 2012, we purchased 3,114,568 shares of our common stock in the open market for general corporate purposes and withheld 593,941 shares from employees to satisfy estimated tax obligations primarily related to stock option exercises and vesting of restricted stock. The value of the common stock withheld was based on the closing price of our common stock on the applicable exercise or vesting date.
There were no unregistered sales of our equity securities during the three months ended September 30, 2012.

Item 6. Exhibits
(a) Exhibits

3(ii)	By-laws of Omnicom Group Inc., as amended and restated on May 22, 2012 (Exhibit 3.2 to our Current Report on Form 8-K (File No. 1-10551) dated May 24, 2012 and incorporated herein by reference).

4.1
Sixth Supplemental Indenture, dated as of July 20, 2012, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee, to the Indenture, dated as of March 6, 2002, between Omnicom Group Inc. and JPMorgan Chase Bank, as trustee (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated July 20, 2012 (“July 20, 2012 8-K”) and incorporated herein by reference).

4.2
Seventh Supplemental Indenture, dated as of July 20, 2012, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee, to the Indenture, dated as of June 10, 2003, between Omnicom Group Inc. and JPMorgan Chase Bank, as trustee (Exhibit 4.2 to the July 20, 2012 8-K and incorporated herein by reference).

4.3
Second Supplemental Indenture, dated as of July 20, 2012, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee, to the Indenture, dated as of March 29, 2006, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee (Exhibit 4.3 to the July 20, 2012 8-K and incorporated herein by reference).

4.4
Fourth Supplemental Indenture, dated as of July 20, 2012, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee, to the Indenture, dated as of July 1, 2009, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee (Exhibit 4.4 to the July 20, 2012 8-K and incorporated herein by reference).

4.5
Fifth Supplemental Indenture, dated as of August 9, 2012, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee, to the Indenture, dated as of July 1, 2009, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee, in connection with our issuance of $500 million of 3.625% Senior Notes due 2022 (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated August 9, 2012 (“August 9, 2012 8-K”) and incorporated herein by reference).

4.6	Form of 3.625% Notes due 2022 (Exhibit 4.2 to the August 9, 2012 8-K and incorporated herein by reference).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

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

OMNICOM GROUP INC.

Dated:	October 18, 2012	/s/ Randall J. Weisenburger

Randall J. Weisenburger Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)