Form 10-K
period 2012-12-31
OMNICOM GROUP INC
filed 2013-02-19
CIK 29989

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR FISCAL YEAR ENDED DECEMBER 31, 2012
____________________________________________________________
Commission File Number: 1-10551
OMNICOM GROUP INC.
(Exact name of registrant as specified in its charter)

New York	13-1514814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

437 Madison Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 415-3600
____________________________________________________________
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.15 Par Value	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
____________________________________________________________
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
____________________________________________________________
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2012 was $12,892,480,000.

As of February 1, 2013, there were 261,405,700 shares of Omnicom Group Inc. Common Stock outstanding.

Portions of the Omnicom Group Inc. Definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 21, 2013 are incorporated by reference into Part III of this report to the extent described herein.

OMNICOM GROUP INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012
___________________

*
The information regarding Executive Officers of the Registrant is included in Part I, Item 1, “Business.” Additional information called for by Items 10, 11, 12, 13 and 14, to the extent not included in this document, is incorporated herein by reference to the information to be included under the captions “Corporate Governance,” “Transactions with Related Persons,” “Executive Compensation” and “Stock Ownership” in our definitive proxy statement, which is expected to be filed with the SEC by April 11, 2013.

i

FORWARD-LOOKING STATEMENTS

Certain of the statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. These statements relate to future events or future financial performance and involve known and unknown risks and other factors that may cause our actual or our industry’s results, levels of activity or achievement to be materially different from those expressed or implied by any forward-looking statements. These risks and uncertainties, including those resulting from specific factors identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include, but are not limited to, our future financial position and results of operations, global economic conditions, losses on media purchases and production costs incurred on behalf of clients, reductions in client spending or a delay in client payments, competitive factors, changes in client communication requirements, managing conflicts of interest, the hiring and retention of personnel, maintaining a highly skilled workforce, our ability to attract new clients and retain existing clients, reliance on information technology systems, changes in government regulations impacting our advertising and marketing strategies, conditions in the credit markets, risks associated with assumptions we make in connection with our critical accounting estimates and legal proceedings, and our international operations, which are subject to the risks of currency fluctuations and foreign exchange controls. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are our present expectations. Actual events or results may differ. We undertake no obligation to update or revise any forward-looking statement, except as required by law.

AVAILABLE INFORMATION

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments to those reports are filed with or furnished to the U.S. Securities Exchange Commission, or SEC. Any report we file with or furnish to the SEC is available free of charge on our website at www.omnicomgroup.com/investorrelations, as soon as is reasonably practicable after such material is electronically filed with or furnished to the SEC. The information found on our website is not part of this or any other report we file with or furnish to the SEC. Any document that we file with or furnish to the SEC may be read and copied at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information regarding the Public Reference Room. Our filings are also available on the SEC’s website at www.sec.gov.

ii

PART I
Introduction
This report is both our 2012 annual report to shareholders and our 2012 Annual Report on Form 10-K required under the federal securities laws.
We are a strategic holding company, providing professional services to clients through multiple agencies operating in all major markets around the world. Our companies provide advertising, marketing and corporate communications services. The terms “Omnicom,” “we,” “our” and “us” each refer to Omnicom Group Inc. and our subsidiaries unless the context indicates otherwise.

Item 1.	Business
Our Business: Omnicom, a strategic holding company, was formed in 1986 by the merger of several leading advertising, marketing and corporate communications companies. We are a leading global advertising, marketing and corporate communications company. We operate in a highly competitive industry. The proliferation of media channels, including the rapid development and integration of interactive technologies and mediums, has fragmented consumer audiences targeted by our clients. These developments make it more complex for marketers to reach their target audiences in a cost-effective way, causing them to turn to marketing service providers such as Omnicom for a customized mix of advertising and marketing communications services designed to make the best use of their total marketing expenditures.
Our agencies operate in all major markets around the world and provide a comprehensive range of services, which we group into four fundamental disciplines: advertising, customer relationship management, or CRM, public relations and specialty communications. The services included in these disciplines are:

advertising	marketing research
brand consultancy	media planning and buying
corporate social responsibility consulting	mobile marketing
crisis communications	multi-cultural marketing
custom publishing	non-profit marketing
data analytics	organizational communications
database management	package design
direct marketing	product placement
entertainment marketing	promotional marketing
environmental design	public affairs
experiential marketing	public relations
field marketing	recruitment communications
financial/corporate business-to-business advertising	reputation consulting
graphic arts	retail marketing
healthcare communications	search engine marketing
instore design	social media marketing
interactive marketing	sports and event marketing
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
The various components of our business and material factors that affected us in 2012 are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, of this report. None of our acquisitions or dispositions in the three year period ended December 31, 2012 was material to our financial position or results of operations. For information concerning our acquisitions, see Note 4 to our consolidated financial statements.
Geographic Regions and Segments: Our revenue is almost evenly divided between our United States and international operations. For financial information concerning our domestic and international operations and segment reporting, see our MD&A and Note 7 to our consolidated financial statements.
Our Clients: Consistent with our fundamental business strategy, our agencies serve similar clients, in similar industries, and in many cases the same clients, across a variety of geographic regions and locations. Our clients operate in virtually every industry sector of the global economy. Furthermore, in many cases, our agencies or networks serve different brand and/or product groups within the same clients served by our other agencies or networks. For example, in 2012, our largest client was served by more than 150 of our agencies and represented 2.6% of our 2012 revenue. No other client accounted for more than 2.6% of our 2012 revenue. Our top 100 clients, ranked by revenue, were each served, on average, by more than 50 of our agencies in 2012 and collectively represented approximately 52% of our 2012 revenue.
Our Employees: At December 31, 2012, we employed approximately 71,100 people. We are not party to any significant collective bargaining agreements. The skill sets of our workforce across our agencies and within each discipline is similar. Common to all is the ability to understand a client’s brand or product and their selling proposition and to develop a unique message to communicate the value of the brand or product to the client’s target audience. Recognizing the importance of this core competency, we have established tailored training and education programs for our client service professionals around this competency. See our MD&A for a discussion of the effect of salary and related costs on our results of operations.
Executive Officers of the Registrant: Our executive officers as of February 1, 2013 were:

Name	Position	Age
Bruce Crawford	Chairman of the Board	84
John D. Wren	President and Chief Executive Officer	60
Randall J. Weisenburger	Executive Vice President and Chief Financial Officer	54
Peter Mead	Vice Chairman	73
Philip J. Angelastro	Senior Vice President Finance and Controller	48
Michael J. O’Brien	Senior Vice President, General Counsel and Secretary	51
Dennis E. Hewitt	Treasurer	68
Each executive officer has held his present position for at least five years.
Additional information about our directors and executive officers will appear under the captions “Corporate Governance,” “Transactions with Related Persons,” “Election of Directors,” “Executive Compensation” and “Stock Ownership” in our definitive proxy statement, which is expected to be filed with the SEC by April 11, 2013.

Item 1A.	Risk Factors
Global economic conditions could adversely impact our business and results of operations and financial position.
Global economic conditions have a direct impact on our business and financial performance. In particular, current global economic conditions pose a risk that our clients may reduce future spending on advertising and marketing services which could reduce the demand for our services. In 2012, the United States experienced modest economic growth and the major economies of Asia and Latin America continued to expand. However, the continuing fiscal issues faced by many countries in the Euro Zone has caused economic difficulty in certain of our Euro Zone markets. If economic conditions in these markets do not improve, the demand for our services could be further reduced. If domestic or global economic conditions worsen or do not improve, our results of operations and financial position could be adversely affected. We will continue to closely monitor economic conditions, client revenue levels and other factors and, in response to reductions in our client revenue, if necessary, we will take actions available to us to align our cost structure and manage working capital. There can be no assurance whether, or to what extent, our efforts to mitigate any impact of future economic conditions, reductions in our client revenue, changes in client creditworthiness and other developments will be effective.

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
Our employees are our most important assets and our ability to attract and retain key personnel is an important aspect of our competitiveness. If we are unable to attract and retain key personnel, including highly skilled technically proficient personnel, our ability to provide our services in the manner our customers have come to expect may be adversely affected, which could harm our reputation and result in a loss of clients, which could have a material adverse effect on our results of operations and financial position.
Approximately 52% of our 2012 revenue came from our 100 largest clients and the loss of several of these clients could have a material adverse impact our results of operations and financial position.
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
We rely on information technology systems and infrastructure to process transactions, summarize results and manage our business, including maintaining client marketing and advertising information. Our information technology systems are potentially vulnerable to system failures and network disruptions, malicious intrusion and random attack. Likewise, data security incidents and breaches by employees and others with or without permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. Additionally, we utilize third parties, including cloud providers, to store, transfer or process data. While we have taken prudent measures to protect our data and information technology systems, there can be no assurance that our efforts will prevent system failures or network disruptions or breaches in our systems, or in systems of third parties we use, that could adversely affect our reputation or business.
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
We face a number of risks normally associated with a global service business. The operational and financial performance of our businesses are typically tied to overall economic and regional market conditions, competition for client assignments and talented staff, new business and the risks associated with extensive international operations. The risks of doing business abroad, including political instability and foreign exchange controls, do not affect domestic-focused firms. These risks could have a material adverse affect on our results of operations and financial position. For financial information on our operations by geographic region, see Note 7 to our consolidated financial statements.
We are exposed to risks from operating in developing countries.
We conduct business in numerous developing countries around the world. Some of the risks associated with conducting business in developing countries include: slower payment of invoices; social, political and economic instability and foreign exchange controls. In addition, commercial laws in some developing countries can be vague, inconsistently administered and frequently changed. If we are deemed not to be in compliance with applicable laws in developing countries where we conduct business, our prospects and business in those countries could be harmed, which could then have a material adverse impact on our results of operations and financial position.
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

Holders of our convertible notes have the right to require us to repurchase approximately $660 million of notes, in whole or in part, on specific dates in the future.
On June 15, 2013, $406.6 million of our Convertible Notes due July 1, 2038, or the 2038 Notes, may be put back to us for repurchase and on July 31, 2013, $252.7 million of our Convertible Notes due July 31, 2032, or the 2032 Notes, may be put back to us for repurchase. If our convertible notes are put back to us, we expect to have sufficient available cash and unused credit commitments to fund the repurchases. We also believe that we will have sufficient capacity under our $2.5 billion Credit Agreement, or the Credit Agreement, to meet our cash requirements for our normal business operations after any repurchase. However, in the event that availability under our Credit Agreement or our cash flow from operations were to decrease, we may need to seek additional funding. There is no assurance that such additional financing would be available on comparable terms, if at all.
Downgrades of our debt credit ratings could adversely affect us.
Standard and Poor’s Rating Service, or S&P, rates our long-term debt BBB+ and Moody’s Investors Service, or Moody's, rates our long-term debt Baa1. Our short-term debt ratings are A2 and P2 by the respective rating agencies. Our outstanding senior notes, convertible notes and Credit Agreement do not contain provisions that require acceleration of cash payment upon a ratings downgrade. However, the interest rates and fees on our Credit Agreement would increase if our long-term debt credit ratings are downgraded. Additionally, our access to the capital markets could be adversely affected by downgrades in our short-term or long-term debt credit ratings. Furthermore, the 2032 Notes and 2038 Notes are convertible into shares of our common stock at specified ratios if, in the case of the 2032 Notes, our long-term debt credit ratings are downgraded to BBB or lower by S&P, or Baa3 or lower by Moody’s or in the case of the 2038 Notes to BBB- or lower by S&P, and Ba1 or lower by Moody’s. These events would not, however, result in an adjustment of the number of shares issuable upon conversion and would not accelerate the holder’s right to cause us to repurchase the notes.
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
Our goodwill may become impaired, which could adversely effect our results of operations and financial position.
In accordance with generally accepted accounting principles in the United States, or U.S. GAAP or GAAP, we have recorded a significant amount of goodwill in our consolidated financial statements resulting from our acquisition activities, which principally represents the specialized know-how of the workforce at the acquired businesses. As discussed in Note 2 to our consolidated financial statements, we test the carrying value of goodwill for impairment at least annually at the end of the second quarter or whenever events or circumstances indicate the carrying value may not be recoverable. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. While we have concluded, for each year presented in the financial statements included in this report, that our goodwill is not impaired, future events could cause us to conclude that the asset values associated with a given operation may become impaired. Any resulting impairment charge, although non-cash, could have a material adverse effect on our results of operations and financial position.
We could be affected by future laws or regulations enacted in response to climate change concerns and other actions.
Generally, our businesses are not directly affected by current cap and trade laws and other requirements to reduce emissions; but, our businesses could be in the future. However, we could be indirectly affected by increased prices for goods or services provided to us by companies that are directly affected by these laws and regulations and pass their increased costs through to their customers. Additionally, to comply with potential future changes in environmental laws and regulations, we may need to incur additional costs. At this time, we cannot estimate what impact such costs may have on our results of operations and financial position.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We have offices throughout the world. The facility requirements of our businesses are similar across geographic regions and disciplines. Our facilities are primarily used by our employees to provide professional services to our clients. We believe that our facilities are in suitable and well-maintained condition for our current operations. Our principal corporate offices are located at 437 Madison Avenue, New York, New York; One East Weaver Street, Greenwich, Connecticut and 1800 N. Military Trail, Boca Raton, Florida. We also maintain executive offices in London, England; Shanghai, China and Singapore.
We lease substantially all our office space under operating leases that expire at various dates. Lease obligations of our foreign operations are generally denominated in their local currency. Office base rent expense was $380.1 million, $368.8 million and $358.1 million in 2012, 2011 and 2010, respectively, net of rent received from non-cancelable third-party subleases of $10.4 million, $12.8 million and $16.3 million, respectively.
Future minimum office base rent under non-cancelable operating leases, net of rent receivable from existing non-cancelable third-party subleases, is (in millions):

Net Rent

2013	$359.0
2014	273.7
2015	218.6
2016	166.9
2017	145.2
Thereafter	359.2

$1,522.6

See Note 15 to our consolidated financial statements for a description of our lease commitments and our MD&A for a description of the impact of leases on our operating expenses.

Item 3.	Legal Proceedings
In the ordinary course of business we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed and traded on the New York Stock Exchange under the symbol “OMC.” On February 1, 2013, there were 2,578 holders of record of our common stock.
The quarterly high and low sales prices reported on the New York Stock Exchange Composite Tape for our common stock and the dividends paid per share for 2012 and 2011 were:

	High	Low	Dividends Paid Per Share
2012

First Quarter	$51.38	$43.83	$0.30
Second Quarter	52.19	45.65	0.30
Third Quarter	54.76	47.03	0.30
Fourth Quarter	53.07	45.11	0.30

2011

First Quarter	$51.25	$44.57	$0.25
Second Quarter	49.78	44.61	0.25
Third Quarter	49.55	35.27	0.25
Fourth Quarter	45.65	35.34	0.25
Stock repurchase activity during the three months ended December 31, 2012 was:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 2012	21,376	$50.25	—	—
November 2012	1,189,174	46.88	—	—
December 2012	1,589,253	49.18	—	—

	2,799,803	$48.21	—	—
During the three months ended December 31, 2012, we purchased 2,709,481 shares of our common stock in the open market for general corporate purposes and withheld 90,322 shares from employees to satisfy estimated tax obligations related to stock option exercises and vesting of restricted stock. The value of the common stock withheld was based on the closing price of our common stock on the applicable exercise or vesting date.
There were no unregistered sales of equity securities during the three months ended December 31, 2012.
For information on securities authorized for issuance under our equity compensation plans, see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," which relevant information will be included under the caption "Equity Compensation Plans" in our definitive proxy statement, which is expected to be filed with the SEC by April 11, 2013.

Item 6.	Selected Financial Data
The following selected financial data should be read in conjunction with our consolidated financial statements and related notes that begin on page F-1 of this report, as well as our MD&A.

	(In millions, except per share amounts)
For the years ended December 31:	2012	2011	2010	2009	2008

Revenue	$14,219.4	$13,872.5	$12,542.5	$11,720.7	$13,359.9
Operating Income	1,804.2	1,671.1	1,460.2	1,374.9	1,689.4
Net Income - Omnicom Group Inc.	998.3	952.6	827.7	793.0	1,000.3
Net Income Per Common Share - Omnicom Group Inc.:
Basic	3.64	3.38	2.74	2.54	3.17
Diluted	3.61	3.33	2.70	2.53	3.14
Dividends Declared Per Common Share	1.20	1.00	0.80	0.60	0.60
	(In millions)
At December 31:	2012	2011	2010	2009	2008

Cash and cash equivalents and short-term investments	$2,698.9	$1,805.0	$2,300.0	$1,594.8	$1,112.4
Total Assets	22,151.9	20,505.4	19,566.1	17,920.7	17,318.4
Long-Term Obligations:
Long-term notes payable	3,789.1	2,523.5	2,465.1	1,494.6	1,012.8
Convertible debt	659.4	659.4	659.5	726.0	2,041.5
Long-term liabilities	739.9	602.0	576.5	462.0	444.4
Total Shareholders’ Equity	3,460.8	3,504.3	3,580.5	4,194.8	3,522.8
Effective January 1, 2009, we retrospectively adopted new accounting standards included in the FASB Accounting Standards Codification, or FASB ASC, Topic 260, Earnings Per Share, with respect to allocating earnings to participating securities in applying the two-class method of calculating earnings per share. Net Income Per Common Share - Omnicom Group Inc. amounts for 2008 have been restated in accordance with the new accounting standard.

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
As a leading global advertising, marketing and corporate communications company, we operate in all major markets around the world. We have a large and diverse client base. Our largest client accounted for 2.6% of our 2012 revenue and no other client accounted for more than 2.6% of our 2012 revenue. Our top 100 clients accounted for approximately 52% of our 2012 revenue. Our business is spread across a significant number of industry sectors with no one industry comprising more than 14% of our 2012 revenue. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
In 2012, our revenue increased 2.5% compared to 2011. The increase reflects strong operating performance by many of our agencies, partially offset by the negative impact from changes in foreign exchange rates. Increased revenue in the United States and continued growth in the emerging markets of Asia and Latin America was partially offset by the on-going economic weakness in the Euro Zone.
Global economic conditions have a direct impact on our business and financial performance. In particular, current global economic conditions pose a risk that our clients may reduce future spending on advertising and marketing services which could reduce the demand for our services. In 2012, the United States experienced modest economic growth and the major economies of Asia and Latin America continued to expand. However, the continuing fiscal issues faced by many countries in the Euro Zone has caused economic difficulty in certain of our Euro Zone markets. If economic conditions in these markets do not improve, the demand for our services could be further reduced. If domestic or global economic conditions worsen or do not improve, our results of operations and financial position could be adversely affected. We will continue to closely monitor economic conditions, client revenue levels and other factors and, in response to reductions in our client revenue, if necessary, we will take actions available to us to align our cost structure and manage working capital. There can be no assurance whether, or to what extent, our efforts to mitigate any impact of future economic conditions, reductions in our client revenue, changes in client creditworthiness and other developments will be effective.
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
In the near term, barring unforeseen events and excluding the impact from changes in foreign exchange, as a result of continued strong operating performance by many of our agencies and new business activities we expect our 2013 revenue to increase modestly in excess of the weighted average nominal GDP growth in our major markets. We expect to continue to identify acquisition opportunities that will build on the core capabilities of our strategic business platforms, expand our operations in the emerging markets and enhance our capabilities to leverage new technologies that are being used by marketers today.
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
We had an objective of improving EBITA margins to 2007 levels for the full year 2012. In connection with this objective, during 2011 we reviewed our businesses with a focus on enhancing our strategic position, improving our operations and rebalancing our workforce. As part of this process, we disposed of certain non-core and underperforming businesses and repositioned others. As a result of these actions, we incurred charges of $131.3 million in the first quarter of 2011 for severance, real estate lease terminations and asset and goodwill write-offs related to disposals and other costs. We continue to perform reviews of our businesses and we will take actions, where appropriate, to reposition underperforming businesses. We will also continue to pursue operational consolidations to further drive efficiencies in our back office functions.
Given our size and breadth, we manage our business by monitoring several financial indicators. The key indicators that we review focus on revenue and operating expenses. We analyze revenue growth by reviewing the components and mix of the growth, including growth by major geographic region, growth by major marketing discipline, impact from foreign currency fluctuations, growth from acquisitions and growth from our largest clients. In recent years, our revenue has been divided almost evenly between our domestic and international operations.
Revenue in 2012 increased 2.5% compared to 2011, of which 4.0% was organic growth and 0.7% was related to acquisitions, net of dispositions. Changes in foreign exchange rates reduced revenue by 2.2%. Across our geographic markets, revenue increased 4.5% in the United States, 2.3% in the United Kingdom and 9.0% in our other markets, primarily Asia and Latin America, while revenue decreased 10.4% in our Euro markets. The change in revenue in 2012 compared to 2011 in our four fundamental disciplines was: advertising increased 4.6%, CRM increased 0.2%, public relations increased 4.9% and specialty communications decreased 2.1%.
We measure operating expenses in two distinct cost categories: salary and service costs and office and general expenses. Salary and service costs consist of employee compensation and related costs and direct service costs. Office and general expenses consist of rent and occupancy costs, technology costs, depreciation and amortization and other overhead expenses. Each of our agencies requires professionals with a skill set that is common across our disciplines. At the core of this skill set is the ability to understand a client’s brand or product and its selling proposition and the ability to develop a unique message to communicate the value of the brand or product to the client’s target audience. The facility requirements of our agencies are also similar across geographic regions and disciplines, and their technology requirements are generally limited to personal computers, servers and off-the-shelf software. Because we are a service business, we monitor salary and service costs and office and general costs in relation to revenue.
Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased 1.3% in 2012 compared to 2011. Salary and service costs for 2011 reflect $92.8 million of severance charges associated with our repositioning actions. The increase in 2012 costs resulted from growth in our business, as well as increased use of freelance labor, partially offset by lower compensation costs, including incentive compensation primarily as a result of the repositioning actions taken in 2011 and tight controls restricting the frequency of salary increases. Excluding the $92.8 million of severance charges taken in 2011, salary and service costs as a percentage of revenue in 2012 would have been flat as compared to 2011.
Office and general expenses are less directly linked to changes in revenue than salary and service costs. Office and general expenses increased 4.3% in 2012 compared to 2011. Office and general expenses for 2011 includes a reduction of $84.9 million, which reflects the $123.4 million non-cash remeasurement gain recorded in connection with the acquisition of the controlling interest in the Clemenger Group and charges of $38.5 million related to our repositioning actions. Excluding the $84.9 million net decrease, office and general expenses in 2012 would have been flat as compared to 2011.
Operating margins increased to 12.7% in 2012 from 12.0% in 2011 and EBITA margins increased to 13.4% in 2012 from 12.7% in 2011. The year-over-year margin improvement was driven by our revenue growth, as well as lower operating costs resulting from actions taken in 2011 to improve our operations, rebalance our workforce and drive efficiencies in our back office functions.
Our effective tax rate for 2012 decreased to 31.8%, compared to 32.7% for 2011. In the fourth quarter of 2012, income tax expense was reduced by $53 million, primarily resulting from a reduction in the deferred tax liabilities for unremitted foreign earnings of certain of our operating companies located in the Asia Pacific region, as well as lower statutory tax rates in other foreign jurisdictions. In an effort to support our continued expansion and pursue operational efficiencies in the Asia Pacific region, we completed a legal reorganization in certain countries within the region. As a result of the reorganization, our unremitted foreign earnings in the affected countries are subject to lower effective tax rates as compared to the U.S. statutory tax rate. Therefore we recorded a reduction in our deferred tax liabilities to reflect the lower tax rate that these earnings are subject to. In future periods we expect an ongoing annual reduction in income tax expense of approximately $11 million. The reduction in income tax expense was partially offset by a charge of approximately $16 million resulting from U.S. state and local tax accruals recorded for uncertain tax positions, net of U.S. federal income tax benefit.
In the fourth quarter of 2012, we determined, based on the financial condition and prospects of our equity investee in Egypt, that there was an other-than-temporary decline in its carrying value. As a result, we recorded a $29.2 million impairment charge to reduce the carrying value of the investment to fair value. The impairment charge is included in income (loss) from equity method investments in our income statement.

Net income - Omnicom Group Inc. in 2012 increased $45.7 million, or 4.8%, to $998.3 million from $952.6 million in 2011. The year-over-year increase in net income - Omnicom Group Inc. is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 8.4% to $3.61 in 2012, compared to $3.33 in 2011 due to the factors described above, as well as the reduction in our weighted average common shares outstanding. This reduction was the result of repurchases of our common stock, net of stock option exercises and shares issued under our employee stock purchase plan.
Critical Accounting Policies and New Accounting Standards
Critical Accounting Policies
The following summary of our critical accounting policies provides a better understanding of our financial statements and the related discussion in this MD&A. We believe that the following policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. Readers are encouraged to consider this summary together with our financial statements and the related notes, including Note 2, Significant Accounting Policies, for a more complete understanding of the critical accounting policies discussed below.
Estimates: Our financial statements are prepared in conformity with U.S. GAAP and require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenue and expenses that are reported in the consolidated financial statements and accompanying notes. We use a fair value approach in testing goodwill for impairment and when evaluating our cost-method investments to determine if an other-than-temporary impairment has occurred. Actual results could differ from those estimates and assumptions.
Acquisitions and Goodwill: We have made and expect to continue to make selective acquisitions. In making acquisitions, the valuation of potential acquisitions is based on various factors, including specialized know-how, reputation, competitive position, geographic coverage and service offerings of the target businesses, as well as our experience and judgment.
Business combinations are accounted for using the acquisition method and, accordingly, the assets acquired, including identified intangible assets, the liabilities assumed and any noncontrolling interest in the acquired business are recorded at their acquisition date fair values. In circumstances where control is obtained and less than 100% of an entity is acquired, we record 100% of the goodwill acquired. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed as incurred. Certain of our acquisitions are structured with contingent purchase price obligations (earn-outs). Contingent purchase price obligations are recorded as liabilities at the acquisition date fair value. Subsequent changes in the fair value of the liability are recorded in our results of operations. The results of operations of acquired businesses are included in our results of operations from the acquisition date. In 2012, we completed 13 acquisitions of new subsidiaries and made additional investments in businesses in which we had an existing minority ownership interest. Goodwill from these transactions was $235.1 million. In addition, for acquisitions completed prior to January 1, 2009, we made contingent purchase price payments (earn-outs) of $40.4 million, which were included in goodwill. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued, in accordance with U.S. GAAP, when the contingency is resolved and payment is certain. At December 31, 2012, the amount we could be required to pay for earn-outs for acquisitions completed prior to January 1, 2009 is $15.7 million.
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
We evaluate goodwill for impairment at least annually at the end of the second quarter of the year and whenever events or circumstances indicate the carrying value may not be recoverable. We identified our regional reporting units as components of our operating segments, which are our five agency networks. The regional reporting units of each agency network are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our client-centric strategy for delivering services to clients in their regions. We have concluded that for each of our operating segments, their regional reporting units have similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in FASB ASC Topic 280, Segment Reporting, and the guidance set forth in FASB ASC Topic 350, Intangibles - Goodwill and Other. Consistent with our fundamental business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics. The main economic components of each agency are employee compensation and related costs and direct service costs and office and general costs, which include rent and occupancy costs, technology costs that are generally limited to personal computers, servers and off-the-shelf software and other overhead expenses. Finally, the expected benefits of our acquisitions are typically shared across multiple agencies and regions as they work together to integrate the acquired agency into our client service strategy.
Goodwill Impairment Review - Estimates and Assumptions: We use the following valuation methodologies to determine the fair value of our reporting units: (1) the income approach, which utilizes discounted expected future cash flows, (2) comparative market participant multiples for EBITDA (earnings before interest, taxes, depreciation and amortization) and (3) when available, consideration of recent and similar purchase acquisition transactions.
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
The range of assumptions used for the long-term growth rate and WACC in our evaluations as of June 30, 2012 and 2011 were:

	June 30,

	2012	2011

Long-Term Growth Rate	4.0%	4.0%
WACC	10.3% - 10.9%	10.5% - 11.2%
Long-term growth rate represents our estimate of the long-term growth rate for our industry and the markets of the global economy we operate in. The average historical revenue growth rate of our reporting units for the past ten years was approximately 7.5% and the Average Nominal GDP growth of the countries comprising our major markets that account for substantially all of our revenue was 4.3% over the same period. We considered this history when determining the long-term growth rates used in our annual impairment test at June 30, 2012. We believe marketing expenditures over the long term have a high correlation to GDP. We also believe, based on our historical performance, that our long-term growth rate will exceed Average Nominal GDP growth in the markets we operate in. For our annual test as of June 30, 2012, we used an estimated long-term growth rate of 4% for our reporting units.
When performing our annual impairment test as of June 30, 2012 and estimating the future cash flows of our reporting units, we considered the current macroeconomic environment, as well as industry and market specific conditions at mid-year 2012. In the first half of 2012, we experienced an increase in our revenue of 5.1%, which excludes growth from acquisitions and the impact from changes in foreign exchange rates. However, the continuing fiscal issues faced by many countries in the Euro Zone has caused economic difficulty in certain of our Euro Zone markets. We considered the effect of these conditions in our annual impairment test. As a result, we estimated growth rates for the next six years that reflect a reduction from current business results.
The risk-adjusted discount rate used in our DCF analysis represents the estimated after-tax WACC for each of our reporting units and ranged from 10.3% to 10.9%. The WACC is comprised of (1) a risk-free rate of return, (2) a business risk index ascribed to us and to companies in our industry comparable to our reporting units based on a market derived variable that measures the volatility of the share price of equity securities relative to the volatility of the overall equity market, (3) an equity risk premium that is based on the rate of return on equity of publicly traded companies with business characteristics comparable to our reporting units and (4) a current after-tax market rate of return on debt of companies with business characteristics similar to our reporting units, each weighted by the relative market value percentages of our equity and debt. The decrease in the WACC at June 30, 2012 compared to June 30, 2011 was primarily the result of a decrease in the long-term U.S. Treasury bond, the risk-free rate of return used as a component that we use in determining the WACC.
Our five reporting units vary in size with respect to revenue and the amount of debt allocated to them. These differences drive variations in fair value among our reporting units. In addition, these differences as well as differences in book value, including goodwill, cause variations in the amount by which fair value exceeds book value among the reporting units. The reporting unit goodwill balances and debt vary by reporting unit primarily because our three legacy agency networks were acquired at the formation of Omnicom and were accounted for as a pooling of interests that did not result in any additional debt or goodwill being recorded. The remaining two agency networks were built through a combination of internal growth and acquisitions that were accounted for as purchase transactions and as a result, they have a relatively higher amount of goodwill and debt.

Goodwill Impairment Review - Conclusion: Under U.S. GAAP, we have the option of either assessing qualitative factors to determine whether it is more-likely-than-not that the carrying value of of our reporting units exceeds their respective fair value or proceeding directly to Step 1 of the goodwill impairment test. Although not required, we performed Step 1 of the annual impairment test and compared the fair value of each of our reporting units to its respective carrying value, including goodwill. Based on the results of our impairment test, we concluded that our goodwill was not impaired at June 30, 2012, because the fair value of each of our reporting units was substantially in excess of their respective net book value. The minimum decline in fair value that one of our reporting units would need to experience in order to fail Step 1 of the goodwill impairment test was approximately 70%. Notwithstanding our belief that the assumptions we used in our impairment testing for our WACC and long-term growth rate are reasonable, we performed a sensitivity analysis for each of our reporting units. The results of this sensitivity analysis on our impairment test as of June 30, 2012 revealed that if WACC increased by 1% and/or long-term growth rate decreased by 1%, the fair value of each of our reporting units would continue to be substantially in excess of their respective net book values and would pass Step 1 of the impairment test.
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
Subsequent to our annual evaluation of the carrying value of goodwill at June 30, 2012, there were no events or circumstances that triggered the need for an interim evaluation for impairment. At December 31, 2012, given the current economic climate we reviewed the assumptions used in our June 30, 2012 annual impairment test for revenue growth, cash flows, WACC and long-term growth rate. Our actual 2012 results for revenue growth and cash flows approximated the forecast for revenue growth and cash flows that we used in our impairment test at June 30, 2012. Our assumptions for revenue growth and cash flows for 2013 approximate our current 2013 forecast. We also reviewed the assumptions used for WACC and long-term growth rate. Using data at December 31, 2012, the assumptions are within the 1% change used in our sensitivity analysis at June 30, 2012. Based on these factors, we did not perform an interim evaluation for impairment on the carrying value of goodwill at December 31, 2012. Additional information about acquisitions and goodwill appears in Notes 2 and 5 to our consolidated financial statements.
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
In the majority of our businesses, we act as an agent and record revenue equal to the net amount retained when the fee or commission is earned. Although we may bear credit risk with respect to these activities, the arrangements with our clients are such that we act as an agent on their behalf. In these cases, costs incurred with third-party suppliers are excluded from our revenue. In certain arrangements, we act as principal and we contract directly with third-party suppliers and media providers and production companies and we are responsible for payment. In these circumstances, revenue is recorded at the gross amount billed since revenue has been earned for the sale of goods or services.
Some of our client contractual arrangements include performance incentive provisions designed to link a portion of our revenue to our performance relative to both quantitative and qualitative goals. We recognize performance incentives in revenue when the specific quantitative goals are achieved, or when our performance against qualitative goals is determined by our clients.
Additional information about our revenue recognition policy appears in Note 2 to our consolidated financial statements.

Share-Based Compensation: Share-based compensation is measured at the grant date fair value based on the fair value of the award. We use the Black-Scholes option valuation model to determine the fair value of stock option awards. This valuation model uses several assumptions and estimates such as expected life, rate of risk free interest, volatility and dividend yield. If different assumptions and estimates were used to determine the fair value, our actual results of operations and cash flows would likely differ from the estimates used and it is possible that differences could be material. The fair value of restricted stock awards is determined using the closing price of our common stock on the grant date. Additional information about these assumptions and estimates appears in Note 2 to our consolidated financial statements.
Share-based compensation expense was $80.8 million, $74.5 million and $69.3 million, in 2012, 2011 and 2010, respectively. Information about our specific awards and stock plans can be found in Note 10 to our consolidated financial statements.
New Accounting Standards
Additional information regarding new accounting guidance can be found in Note 20 to our consolidated financial statements. Note 2 to our consolidated financial statements provides a summary of our significant accounting policies.

Results of Operations - 2012 Compared to 2011 (In millions):

	2012	2011

Revenue	$14,219.4	$13,872.5
Operating Expenses:
Salary and service costs	10,380.7	10,250.6
Office and general expenses	2,034.5	1,950.8
Total Operating Expenses	12,415.2	12,201.4
Add back: Amortization of intangible assets	101.1	91.4
	12,314.1	12,110.0
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	1,905.3	1,762.5
EBITA Margin - %	13.4%	12.7%
Deduct: Amortization of intangible assets	101.1	91.4
Operating Income	1,804.2	1,671.1
Operating Margin - %	12.7%	12.0%
Interest Expense	179.7	158.1
Interest Income	35.1	36.0
Income Before Income Taxes and Income (Loss) From Equity Method Investments	1,659.6	1,549.0
Income Tax Expense	527.1	505.8
Income (Loss) From Equity Method Investments	(15.0)	17.2
Net Income	1,117.5	1,060.4
Less: Net Income Attributed To Noncontrolling Interests	119.2	107.8

Net Income - Omnicom Group Inc.	$998.3	$952.6

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
Revenue: Revenue in 2012 increased 2.5%, to $14,219.4 million from $13,872.5 million in 2011. Organic growth increased revenue by $561.9 million and acquisitions, net of dispositions, increased revenue by $95.0 million. Changes in foreign exchange rates reduced revenue by $310.0 million.

The components of 2012 revenue change in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%

December 31, 2011	$13,872.5		$7,048.7		$6,823.8
Components of revenue change:
Foreign exchange impact	(310.0)	(2.2)%	—	—%	(310.0)	(4.5)%
Acquisitions, net of dispositions	95.0	0.7%	(2.8)	—%	97.8	1.4%
Organic growth	561.9	4.0%	317.8	4.5%	244.1	3.6%

December 31, 2012	$14,219.4	2.5%	$7,363.7	4.5%	$6,855.7	0.5%

The components and percentages are calculated as follows:

•
The foreign exchange impact is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $14,529.4 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency ($14,219.4 million less $14,529.4 million for the Total column in the table).

•
The acquisition component is calculated by aggregating the applicable prior period revenue of the acquired businesses, less revenue of any business included in the prior period revenue that was disposed of subsequent to the period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition revenue components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($13,872.5 million for the Total column in the table).
Revenue for 2012 and the percentage change in revenue and organic growth from 2011 in our primary geographic markets were (in millions):

	$	% Change	% Organic Growth

United States	$7,363.7	4.5%	4.5%
Euro Markets	2,311.9	(10.4)%	(1.8)%
United Kingdom	1,255.1	2.3%	1.5%
Rest of the world	3,288.7	9.0%	9.0%

	$14,219.4	2.5%	4.0%

In 2012, changes in foreign exchange rates reduced revenue by 2.2%, or $310.0 million, compared to 2011. The most significant impacts resulted from the strengthening of the U.S. Dollar against the Euro, Brazilian Real and British Pound.
Assuming exchange rates at February 1, 2013 remain unchanged, we expect changes in foreign exchange rates to have a marginally positive impact on 2013 revenue.
Due to a variety of factors, in the normal course, our agencies both gain and lose business from clients each year. The net result in 2012 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with our largest clients. Revenue from our largest client represented 2.6% of our revenue in each of 2012 and 2011. No other client represented more than 2.6% of our revenue in 2012 or more than 2.1% of our revenue in 2011. Our ten largest and 100 largest clients represented 19.0% and 51.7% of 2012 revenue, respectively and 18.0% and 50.3% of 2011 revenue, respectively.
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
Revenue for 2012 and 2011 and the percentage change in revenue and organic growth from 2011 by discipline was (in millions):

	Year Ended December 31,

	2012		2011		2012 vs 2011

	$	% of Revenue	$	% of Revenue	$ Change	% Change	% Organic Growth

Advertising	$6,762.8	47.6%	$6,464.9	46.6%	$297.9	4.6%	6.6%
CRM	5,122.5	36.0%	5,111.9	36.8%	10.6	0.2%	2.3%
Public relations	1,290.8	9.1%	1,230.3	8.9%	60.5	4.9%	3.3%
Specialty communications	1,043.3	7.3%	1,065.4	7.7%	(22.1)	(2.1)%	(2.3)%

	$14,219.4		$13,872.5		$346.9	2.5%	4.0%

We operate in a number of industry sectors. The percentage of our revenue by industry sector for 2012 and 2011 was:

Industry	2012	2011

Food and Beverage	13.3%	13.6%
Consumer Products	9.4%	9.3%
Pharmaceuticals and Health Care	9.7%	10.1%
Financial Services	8.7%	9.5%
Technology	9.1%	8.7%
Auto	8.4%	7.5%
Travel and Entertainment	5.9%	5.9%
Telecommunications	6.4%	7.1%
Retail	7.5%	6.6%
Other	21.6%	21.7%
Operating Expenses: Operating expenses for 2012 compared to 2011 were (in millions):

	Year Ended December 31,

	2012			2011			2012 vs 2011

	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change

Revenue	$14,219.4			$13,872.5			$346.9	2.5%
Operating Expenses:
Salary and service costs	10,380.7	73.0%	83.6%	10,250.6	73.9%	84.0%	130.1	1.3%
Office and general expenses	2,034.5	14.3%	16.4%	1,950.8	14.1%	16.0%	83.7	4.3%

Operating Expenses	12,415.2	87.3%		12,201.4	88.0%		213.8	1.8%

Operating Income	$1,804.2	12.7%		$1,671.1	12.0%		$133.1	8.0%

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

Operating Expenses: Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased 1.3% in 2012 compared to 2011. Salary and service costs for 2011 reflects $92.8 million of charges related to our repositioning actions. The increase in 2012 costs resulted from growth in our business, as well as increased use of freelance labor, partially offset by lower compensation costs, including incentive compensation primarily as a result of the repositioning actions taken in 2011 and tight controls restricting the frequency of salary increases. Excluding the $92.8 million of severance charges taken in 2011, salary and service costs as a percentage of revenue in 2012 would have been flat as compared to 2011.
Office and general expenses are less directly linked to changes in our revenue than salary and service costs. Office and general expenses increased 4.3% in 2012 compared to 2011. Office and general expenses for 2011 included a reduction of $84.9 million, which reflects the $123.4 million non-cash remeasurement gain recorded in connection with the acquisition of the controlling interest in the Clemenger Group and charges of $38.5 million related to our repositioning actions. Excluding the $84.9 million net decrease, office and general expenses in 2012 would have been flat as compared to 2011.
Operating margins increased to 12.7% in 2012 from 12.0% in 2011 and EBITA margins increased to 13.4% in 2012 from 12.7% in 2011. Excluding the $131.3 million attributable to our repositioning actions and the $123.4 million remeasurement gain, operating margin and EBITA margin for 2011 would have been 12.1% and 12.8%, respectively. The year-over-year margin improvement was driven by our revenue growth, as well as lower operating costs resulting from the actions taken in 2011 to improve our operations, rebalance our workforce and drive efficiencies in our back office functions.
Net Interest Expense: Net interest expense increased to $144.6 million in 2012, compared to $122.1 million in 2011. Interest expense increased $21.6 million to $179.7 million. The increase in interest expense is primarily attributable to increased interest expense resulting from the issuance of $750 million of our 3.625% Senior Notes due May 1, 2022, or the 2022 Notes, in April 2012 and $500 million of the 2022 Notes in August 2012. The total outstanding principal amount of the 2022 Notes is $1.25 billion. The 2022 Notes issued in August were issued at an issue price of 105.287% reflecting a yield to maturity of 2.99%. The increase in interest expense was partially offset by lower commercial paper issuances in 2012. Interest income increased $0.9 million to $35.1 million in 2012. See “Liquidity and Capital Resources” and “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of our indebtedness and related matters.
Income Taxes: Our effective tax rate for 2012 decreased to 31.8%, compared to 32.7% for 2011. In the fourth quarter of 2012, income tax expense was reduced by $53 million, primarily resulting from a reduction in the deferred tax liabilities for unremitted foreign earnings of certain of our operating companies located in the Asia Pacific region, as well as lower statutory tax rates in other foreign jurisdictions. In an effort to support our continued expansion and pursue operational efficiencies in the Asia Pacific region, we completed a legal reorganization in certain countries within the region. As a result of the reorganization, our unremitted foreign earnings in the affected countries are subject to lower effective tax rates as compared to the U.S. statutory tax rate. Therefore we recorded a reduction in our deferred tax liabilities to reflect the lower tax rate that these earnings are subject to. In future periods we expect an ongoing annual reduction in income tax expense of approximately $11 million. The reduction in income tax expense was partially offset by a charge of approximately $16 million resulting from U.S. state and local tax accruals recorded for uncertain tax positions, net of U.S. federal income tax benefit. We expect our effective tax rate for 2013 to approximate 33.6%.
Income tax expense for 2011 reflects a number of items that were recorded in the first quarter of 2011. These items include a $39.5 million tax benefit related to charges incurred in connection with our repositioning actions, a provision of $2.8 million related to the remeasurement gain and a provision of $9.0 million for agreed upon adjustments to income tax returns that were under examination in 2011. Excluding these items, our effective tax rate for 2011 would have been 34.3%.
Income (Loss) From Equity Method Investments: In the fourth quarter of 2012, we determined, based on the financial condition and prospects of our equity investee in Egypt, that there was an other-than-temporary decline in its carrying value. As a result, we recorded a $29.2 million impairment charge to reduce the carrying value of the investment to fair value. Excluding the impairment charge, income from equity method investments decreased $3.0 million to $14.2 million in 2012 from $17.2 million 2011.

Net Income Per Common Share - Omnicom Group Inc.: For the foregoing reasons, net income - Omnicom Group Inc. in 2012 increased $45.7 million, or 4.8%, to $998.3 million, compared to $952.6 million in 2011. Diluted net income per common share - Omnicom Group Inc. increased 8.4% to $3.61 in 2012, compared to $3.33 in 2011 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding. This reduction was the result of repurchases of our common stock, net of stock option exercises and shares issued under our employee stock purchase plan.
Results of Operations - 2011 Compared to 2010 (In millions):

	2011	2010

Revenue	$13,872.5	$12,542.5
Operating Expenses:
Salary and service costs	10,250.6	9,214.2
Office and general expenses	1,950.8	1,868.1
Total Operating Expenses	12,201.4	11,082.3
Add back: Amortization of intangible assets	91.4	70.8
	12,110.0	11,011.5
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	1,762.5	1,531.0
EBITA Margin - %	12.7%	12.2%
Deduct: Amortization of intangible assets	91.4	70.8
Operating Income	1,671.1	1,460.2
Operating Margin - %	12.0%	11.6%
Interest Expense	158.1	134.7
Interest Income	36.0	24.9
Income Before Income Taxes and Income From Equity Method Investments.	1,549.0	1,350.4
Income Tax Expense	505.8	460.2
Income From Equity Method Investments	17.2	33.5
Net Income	1,060.4	923.7
Less: Net Income Attributed To Noncontrolling Interests	107.8	96.0

Net Income - Omnicom Group Inc.	$952.6	$827.7

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
Revenue: Revenue in 2011 increased 10.6% to $13,872.5 million from $12,542.5 million in 2010. Organic growth increased revenue by $770.6 million, acquisitions, net of dispositions, increased revenue by $236.0 million and changes in foreign exchange rates increased revenue by $323.4 million.
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

The components and percentages are calculated as follows:

•
The foreign exchange impact is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $13,549.1 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. Dollars and the current period revenue in constant currency ($13,872.5 million less $13,549.1 million for the Total column in the table).

•
The acquisition component is calculated by aggregating the applicable prior period revenue of the acquired businesses, less revenue of any business included in the prior period revenue that was disposed of subsequent to the prior period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition revenue components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($12,542.5 million for the Total column in the table).
Revenue in 2011 and the percentage change in revenue and organic growth from 2010 in our primary geographic markets were (in millions):

	$	% Change	% Organic Growth

United States	$7,048.7	5.5%	5.8%
Euro Markets	2,579.5	4.9%	0.5%
United Kingdom	1,227.0	12.5%	7.9%
Rest of the world	3,017.3	30.7%	12.3%

	$13,872.5	10.6%	6.1%

In 2011, changes in foreign exchange rates increased our revenue by 2.6%, or $323.4 million, compared to 2010. The most significant impacts resulted from the weakening of the U.S. Dollar against the Euro, Australian Dollar and British Pound.
Due to a variety of factors, in the normal course, our agencies both gain and lose business from clients each year. The net result in 2011 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with our largest clients. Revenue from our largest client represented 2.6% and 3.0% of our revenue in 2011 and 2010, respectively. No other client represented more than 2.1% of our revenue in 2011 or more than 2.4% of our revenue in 2010. Our ten largest and 100 largest clients represented 18.0% and 50.3% of 2011 revenue, respectively, and 18.0% and 50.6% of 2010 revenue, respectively.
Revenue for 2011 and 2010 and the percentage change in revenue and organic growth from 2010 by discipline was (in millions):

	Year Ended December 31,

	2011		2010		2011 vs 2010
	$	% of Revenue	$	% of Revenue	$ Change	% Change	% Organic Growth

Advertising	$6,464.9	46.6%	$5,738.9	45.8%	$726.0	12.7%	7.6%
CRM	5,111.9	36.8%	4,582.6	36.5%	529.3	11.6%	7.3%
Public relations	1,230.3	8.9%	1,154.8	9.2%	75.5	6.5%	2.4%
Specialty communications	1,065.4	7.7%	1,066.2	8.5%	(0.8)	(0.1)%	(2.4)%

	$13,872.5		$12,542.5		$1,330.0	10.6%	6.1%

We operate in a number of industry sectors. The percentage of our revenue by industry sector for 2011 and 2010 was:

Industry	2011	2010

Food and Beverage	13.6%	13.6%
Consumer Products	9.3%	9.8%
Pharmaceuticals and Health Care	10.1%	10.9%
Financial Services	9.5%	8.3%
Technology	8.7%	8.7%
Auto	7.5%	7.2%
Travel and Entertainment	5.9%	6.0%
Telecommunications	7.1%	7.1%
Retail	6.6%	6.5%
Other	21.7%	21.9%
Operating Expenses: Operating expenses for 2011 compared to 2010 were (in millions):

	Year Ended December 31,

	2011			2010			2011 vs 2010

	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change

Revenue	$13,872.5			$12,542.5			$1,330.0	10.6%
Operating Expenses:
Salary and service costs	10,250.6	73.9%	84.0%	9,214.2	73.5%	83.1%	1,036.4	11.2%
Office and general expenses	1,950.8	14.1%	16.0%	1,868.1	14.9%	16.9%	82.7	4.4%

Operating Expenses	12,201.4	88.0%		11,082.3	88.4%		1,119.1	10.1%

Operating Income	$1,671.1	12.0%		$1,460.2	11.6%		$210.9	14.4%

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

Operating Expenses: Salary and services costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased 11.2% in 2011 compared to 2010. This increase reflects growth in our business, as well as increased compensation costs, including freelance labor and incentive compensation and an increase in severance of approximately $100 million to $201 million, including our repositioning actions in the first quarter of 2011. The increase in salary and service costs was partially offset by the associated cost savings from these head count reductions.
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
Net Interest Expense: Net interest expense increased to $122.1 million in 2011, as compared to $109.8 million in 2010. Interest expense increased $23.4 million to $158.1 million. The increase in interest expense was primarily due to increased interest expense resulting from the issuance of our 4.45% Senior Notes due 2020 in August 2010, partially offset by a net reduction in interest expense resulting from the interest rate swaps on our 2016 Notes entered into in August 2010. The interest rate swaps were settled with the counterparties in August 2011 resulting in a deferred gain of $33.2 million that is being amortized over the remaining life of the 2016 Notes as a reduction of interest expense. Interest income increased $11.1 million to $36.0 million in 2011. This increase in interest income was attributable to higher foreign cash balances available for investment.
Income Taxes: Our effective tax rate for 2011 decreased to 32.7%, compared to 34.1% in 2010. The decrease in the effective tax rate was caused by the following items recorded in the first quarter of 2011 (in millions):

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
Net Income Per Common Share - Omnicom Group Inc.: For the foregoing reasons, net income - Omnicom Group Inc. in 2011 increased $124.9 million, or 15.1%, to $952.6 million compared to $827.7 million in 2010. Diluted net income per common share - Omnicom Group Inc. increased 23.3% to $3.33 in 2011, as compared to $2.70 in 2010 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding. This reduction was the result of repurchases of our common stock during the fourth quarter of 2010 through 2011, net of stock option exercises and shares issued under our employee stock purchase plan.
Liquidity and Capital Resources
Cash Sources and Requirements, Including Contractual Obligations
Historically, the majority of our non-discretionary cash requirements have been funded from operating cash flow and cash on hand. Working capital is our principal non-discretionary funding requirement. In addition, we have contractual obligations related to our senior notes and convertible notes, our recurring business operations, primarily related to lease obligations, as well as contingent purchase price obligations (earn-outs) related to acquisitions made in prior years.
Our principal discretionary cash uses include dividend payments, capital expenditures, payments for strategic acquisitions and repurchases of our common stock. In December 2012, we paid the fourth quarter dividend on our common stock that historically has been paid in January of the following year. Our discretionary spending is funded from operating cash flow and cash on hand. In addition, depending on the level of our discretionary activity and conditions in the capital markets, we may use other available sources of funding such as issuing commercial paper, borrowing under our Credit Agreement or other long-term borrowings to finance these activities. We expect that we should be able to fund both our non-discretionary cash requirements and our discretionary spending for 2013 without incurring additional long-term debt. However, we may access the capital markets at any time if favorable conditions exist. To take advantage of historically low borrowing rates, in April 2012, we issued $750 million aggregate principal amount of our 2022 Notes at an issue price of 99.567%. In August 2012, we issued an additional $500 million of our 2022 Notes at an issue price of 105.287% reflecting a yield to maturity of 2.99%. As a result of these issuances, we were able to reduce our total commercial paper issuances in 2012 by 39% compared to 2011, as well as increase our cash balances from December 31, 2011.

We have a seasonal cash requirement normally peaking during the second quarter primarily due to the timing of payments for incentive compensation, income taxes and contingent purchase price obligations. This typically results in a net borrowing requirement that decreases over the course of the year.
At December 31, 2012, our cash and cash equivalents increased by $897.1 million from December 31, 2011. The components of the increase for 2012 are (in millions):

Sources

Cash flow from operations		$1,451.3
Less change in working capital		25.2

Principal cash sources		1,426.1
Uses

Capital expenditures	$(226.3)
Dividends paid	(397.8)
Dividends paid to shareholders of noncontrolling interests	(98.4)
Acquisition payments, including contingent purchase price obligations of $32.2 and acquisition of additional shares of noncontrolling interests of $32.0, net of cash acquired, less net proceeds from sale of investments of $8.6	(188.3)
Repurchase of common stock of $1,136.5, net of proceeds from stock option exercises and stock sold to our employee stock purchase plan of $219.2 and tax benefits of $85.3	(832.0)

Principal cash uses		(1,742.8)

Principal cash uses in excess of principal cash sources		(316.7)
Foreign exchange rate changes		16.3
Financing activities and other		1,172.3
Add back change in working capital		25.2

Increase in cash and cash equivalents		$897.1

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
Cash Management
We manage our cash and liquidity centrally through our regional treasury centers in North America, Europe and Asia. The treasury centers are managed by our wholly-owned finance subsidiaries. Each day, operations with excess funds invest these funds with their regional treasury center. Likewise, operations that require funds borrow from their regional treasury center. The treasury centers aggregate the net position which is either invested with or borrowed from third parties. To the extent that our treasury centers require liquidity, they have the ability to access local currency uncommitted lines of credit, the Credit Agreement or issue up to a total of $1.5 billion of U.S. Dollar-denominated commercial paper. This process enables us to manage our debt balances more efficiently and utilize our cash more effectively, as well as better manage our risk to foreign exchange rate changes. In countries where we either do not conduct treasury operations or it is not feasible for one of our treasury centers to fund net borrowing requirements on an intercompany basis, we arrange for local currency uncommitted lines of credit.
Our cash and cash equivalents increased $897.1 million and our short-term investments decreased $3.2 million from December 31, 2011. Short-term investments principally consist of time deposits with financial institutions that we expect to convert into cash within our current operating cycle, generally one year.

At December 31, 2012, our foreign subsidiaries held $2,021.1 million of our total cash and cash equivalents of $2,678.3 million. The majority of this cash is available to us, net of any taxes payable upon repatriation to the United States. Changes in international tax rules or changes in U.S. tax rules and regulations covering international operations and foreign tax credits may affect our future reported financial results or the way we conduct our business.
We have policies governing counterparty credit risk with financial institutions that hold our cash and cash equivalents. In countries where we conduct treasury operations, generally the counterparties are either branches or subsidiaries of institutions that are party to our Credit Agreement. These financial institutions generally have credit ratings equal to or better than our credit ratings. We have deposit limits for each of these institutions. In countries where we do not conduct treasury operations, we ensure that all cash is held by counterparties that meet specific minimum credit standards.
Our cash and cash equivalents and short-term investments increased $893.9 million from the prior year end, partially reflecting the issuance of $1.25 billion of our 2022 Notes. As a result, our net debt position, which we define as total debt outstanding less cash and cash equivalents and short-term investments, increased $368.3 million as compared to the prior year-end, as follows (in millions):

	2012	2011

Debt:
Short-term borrowings, due in less than one year	$6.4	$9.5
5.90% Senior Notes due April 15, 2016	1,000.0	1,000.0
6.25% Senior Notes due July 15, 2019	500.0	500.0
4.45% Senior Notes due August 15, 2020	1,000.0	1,000.0
3.625% Senior Notes due May 1, 2022	1,250.0	—
Convertible Notes due July 31, 2032	252.7	252.7
Convertible Notes due June 15, 2033	0.1	0.1
Convertible Notes due July 1, 2038	406.6	406.6
Other debt	0.4	1.3
Unamortized premium (discount) on Senior Notes, net	16.0	(7.6)
Deferred gain from termination of interest rate swaps on Senior Notes due 2016	23.1	30.5

Total debt	4,455.3	3,193.1
Cash and cash equivalents and short-term investments	2,698.9	1,805.0

Net debt	$1,756.4	$1,388.1

Net Debt is a Non-GAAP financial measure. This presentation, together with the comparable U.S. GAAP measures, reflects one of the key metrics used by us to assess our cash management performance. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with US GAAP. Non-GAAP financial measures as reported by us may not be comparable to similarly titled amounts reported by other companies.
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
Depending on market conditions at the time, we typically fund our day-to-day liquidity by issuing commercial paper, borrowing under our uncommitted lines of credit or borrowing under our Credit Agreement. At December 31, 2012, there were no outstanding commercial paper issuances or borrowings under the Credit Agreement.
Commercial paper activity for the three years ended December 31, 2012 was (dollars in millions):

	2012	2011	2010

Average amount outstanding during the year	$288.5	$626.5	$406.5
Maximum amount outstanding during the year	$837.2	$1,132.9	$1,050.6
Total issuances during the year	$13,935.1	$22,843.9	$13,319.2
Average days outstanding	7.6	10.0	11.1
Weighted average interest rate	0.41%	0.36%	0.40%

The reduction in commercial paper borrowings in 2012 as compared to 2011 is a result of the issuance of our 2022 Notes.
At December 31, 2012, short-term borrowings of $6.4 million represent bank overdrafts and lines of credit of our international subsidiaries. These bank overdrafts and lines of credit are treated as unsecured loans pursuant to the agreements supporting the facilities.
The Credit Agreement contains financial covenants that restrict our ability to incur indebtedness as defined in the agreement. These financial covenants limit the Leverage Ratio of total consolidated indebtedness to total consolidated EBITDA to no more than 3 times for the most recently ended 12-month period (under the Credit Agreement, EBITDA is defined as earnings before interest, taxes, depreciation and amortization). We are also required to maintain a minimum Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At December 31, 2012 we were in compliance with these covenants, as our Leverage Ratio was 2.1 times and our Interest Coverage Ratio was 11.6 times. The Credit Agreement does not limit our ability to declare or pay dividends.
S&P rates our long-term debt BBB+ and Moody’s rates our long-term debt Baa1. Our short-term debt credit ratings are A2 and P2 by the respective rating agencies. Our outstanding 5.90% Senior Notes due April 15, 2016, 6.25% Senior Notes due July 15, 2019, 4.45% Senior Notes due August 15, 2020 and 3.625% Senior Notes due May 1, 2022, collectively the Senior Notes, convertible notes and Credit Agreement do not contain provisions that require acceleration of cash payments should our debt credit ratings be downgraded. However, the interest rates and fees on the Credit Agreement will increase if our long-term debt credit ratings are lowered.
Omnicom Capital Inc., or OCI, our wholly-owned finance subsidiary, together with us, is a co-obligor under our Senior Notes and convertible notes. Our Senior Notes and convertible notes are a joint and several liability of us and OCI and we unconditionally guarantee OCI's obligations with respect to the Senior Notes and the convertible notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI's assets consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries and the related interest receivable. There are no restrictions on the ability of OCI or us to obtain funds from our subsidiaries through dividends, loans or advances. Our Senior Notes and convertible notes are senior unsecured obligations that rank in equal right of payment with all existing and future unsecured senior indebtedness.
At December 31, 2012, the carrying value of our debt and amounts available under the Credit Agreement were (in millions):

	Debt	Available Credit

Short-term borrowings, due in less than one year	$6.4	$—
Outstanding Commercial Paper issuances	—	—
Borrowings under the Credit Agreement	—	2,500.0
5.90% Senior Notes due April 15, 2016	1,000.0	—
6.25% Senior Notes due July 15, 2019	500.0	—
4.45% Senior Notes due August 15, 2020	1,000.0	—
3.625% Senior Notes due May 1, 2022	1,250.0	—
Convertible Notes due July 31, 2032	252.7	—
Convertible Notes due June 15, 2033	0.1	—
Convertible Notes due July 1, 2038	406.6	—
Other debt	0.4	—

	4,416.2
Unamortized premium (discount) on Senior Notes, net	16.0	—
Deferred gain from termination of interest rate swaps on Senior Notes due 2016	23.1	—

	$4,455.3	$2,500.0

Credit Markets and Availability of Credit
We will continue to take actions available to us to respond to changing economic conditions and actively manage our discretionary expenditures and we will continue to monitor and manage the level of credit made available to our clients. We believe that these actions, in addition to operating cash from and the availability of our Credit Agreement, are sufficient to fund our working capital needs and our discretionary spending.
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
On June 15, 2013, $406.6 million of our 2038 Notes may be put back to us for repurchase and on July 31, 2013, $252.7 million of our 2032 Notes may be put back to us for repurchase. If our convertible notes are put back to us, based on our current financial condition and expectations, we expect to have sufficient available cash and unused credit commitments to fund any repurchase. Although such borrowings would reduce the amount available under our Credit Agreement to fund our cash requirements, we believe that we have sufficient capacity under these commitments to meet our cash requirements for the normal course of our business operations after any repurchase.
Contractual Obligations and Other Commercial Commitments
We enter into numerous contractual and commercial undertakings in the normal course of business. The following tables should be read in conjunction with our consolidated financial statements.
Contractual obligations at December 31, 2012 were (in millions):

		Obligation Due
	Total Obligation	2013	2014 - 2015	2016 - 2017	After 2017

Long-term notes payable:
Principal	$3,750.4	$0.4	$—	$1,000.0	$2,750.0
Interest	1,160.9	180.1	360.1	259.3	361.4
Convertible Notes	659.4	—	—	659.4	—
Lease obligations	1,642.5	416.2	542.1	321.9	362.3
Contingent purchase price obligations	266.2	83.2	135.1	43.6	4.3
Defined benefit pension plans	188.4	4.8	12.1	13.9	157.6
Postemployment arrangements	118.7	9.9	17.7	15.8	75.3
Uncertain tax positions	188.6	23.1	51.3	114.2	—

	$7,975.1	$717.7	$1,118.4	$2,428.1	$3,710.9

Contractual commitments at December 31, 2012 were (in millions):

		Commitment Expires
	Total Commitment	2013	2014 - 2015	2016 - 2017	After 2017

Standby letters of credit	$6.5	$0.1	$3.5	$2.9	$—
Guarantees	98.7	63.5	20.7	9.3	5.2

	$105.2	$63.6	$24.2	$12.2	$5.2

On June 15, 2013, $406.6 million of our 2038 Notes may be put back to us for repurchase and on July 31, 2013, $252.7 million of our 2032 Notes may be put back to us for repurchase. If these rights were exercised at the earliest possible future date $659.4 million of convertible notes could be due in 2013. At December 31, 2012, we classified our convertible notes as long-term in our balance sheet because our Credit Agreement does not expire until October 2016 and it is our intention to fund any repurchase with the Credit Agreement.
Consistent with our acquisition strategy and past practice, certain of our acquisitions include an initial payment at closing and provide for future additional contingent purchase price payments (earn-outs). We use contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired business during the post-acquisition transition period. Contingent purchase price obligations are recorded as liabilities at the acquisition date fair value. Subsequent changes in the fair value of the liability are recorded in our results of operations.
The unfunded benefit obligation for our defined benefit pension plans and liability for our postemployment arrangements was $244.4 million at December 31, 2012. In 2012, we contributed $9.1 million to our defined benefit pension plans and paid $10.3 million in benefits for our postemployment arrangements. We do not expect these payments to increase significantly in 2013.

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
As a result of using derivative instruments, we are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we have a policy of only entering into contracts with carefully selected major financial institutions based on specific minimum credit standards and other factors.
We evaluate the effects of changes in foreign currency exchange rates, interest rates and other relevant market risks on our derivative instruments. We periodically determine the potential loss from market risk on our derivative instruments by performing a value-at-risk analysis, or VaR. VaR is a statistical model that utilizes historical currency exchange and interest rate data to measure the potential impact on future earnings of our derivative financial instruments assuming normal market conditions. The VaR model is not intended to represent actual losses but is used as a risk estimation and management tool. Based on the results of the model, we estimate with 95% confidence a maximum one-day loss in fair value on our derivative financial instruments at December 31, 2012 was not material.
Because we use foreign currency instruments for hedging purposes, the loss in fair value incurred on those instruments is generally offset by increases in the fair value of the underlying exposures.
Foreign Exchange Risk
Our results of operations are subject to risk from the translation to U.S. Dollars of the revenue and expenses of our foreign operations, which are generally denominated in their local currency. The effects of currency exchange rate fluctuation on the translation of our results of operations are discussed in Note 19 of our consolidated financial statements. For the most part, revenue and the expenses associated with that revenue are denominated in the same currency. This minimizes the impact of fluctuations in exchange rates on our results of operations.
While our major non-U.S. currency markets are the European Monetary Union, or the EMU, the United Kingdom, Australia, Brazil, Canada, China, and Japan, our agencies conduct business in more than 50 different currencies. As an integral part of our treasury operations, we centralize our cash and use multicurrency pool arrangements to manage the foreign exchange risk between subsidiaries and their respective treasury centers from which they borrow or invest funds.
In certain circumstances, instead of using a multicurrency pool, operations can borrow or invest on an intercompany basis with a treasury center operating in a different currency. To manage the foreign exchange risk associated with these transactions, we use forward foreign exchange contracts. At December 31, 2012, we had forward foreign exchange contracts outstanding with an aggregate notional amount of $181.5 million mitigating the foreign exchange risk of the intercompany borrowing and investment activities.

Also, we use forward foreign exchange contracts to mitigate the foreign currency risk associated with activities when revenue and expenses are not denominated in the same currency. In these instances, amounts are promptly settled or hedged with forward contracts. At December 31, 2012, we had forward foreign exchange contracts outstanding with an aggregate notional amount of $63.6 million mitigating the foreign exchange risk of these activities.
By using these financial instruments, we reduced financial risk of adverse foreign exchange changes by foregoing any gain (reward) which might have occurred if the markets moved favorably.
Interest Rate Risk
From time to time, we issue debt in the capital markets. In prior years we have used interest rate swaps to manage our overall interest cost. At December 31, 2012, there were no interest rate swaps outstanding.
On June 15, 2013, $406.6 million of our 2038 Notes may be put back to us for repurchase and on July 31, 2013, $252.7 million of our 2032 Notes may be put back to us for repurchase. As we have done on prior occasions, we may offer a supplemental interest payment or other incentives to the noteholders to induce them not to put their notes to us. If we decide to pay a supplemental interest payment, the amount offered would be based on a combination of market factors at the time of the put date, including the price of our common stock, short-term interest rates and a factor for credit risk.
If our convertible notes are put back to us, based on our current financial condition and expectations, we expect to have sufficient available cash and unused credit commitments to fund any repurchase. Although such borrowings would reduce the amount available under our Credit Agreement to fund our cash requirements, we believe that we have sufficient capacity under these commitments to meet our cash requirements for the normal course of operations after the repurchase. Additionally, if the convertible notes are put back to us, our interest expense will change. The extent, if any, of the increase or decrease in interest expense will depend on the portion of the amount repurchased that is refinanced, when we refinance, the type of instrument we use to refinance and the term of the refinancing.
Even if we were to replace the convertible notes with another form of debt on a dollar-for-dollar basis, it would have no impact on either our Leverage Ratio or our debt to capital ratio. If we were to replace our convertible notes with interest-bearing debt at prevailing rates, this may result in an increase in interest expense that would negatively impact our Interest Coverage Ratio. However, the Leverage Ratio and Interest Coverage Ratio are currently well within the covenant thresholds. If either our Leverage Ratio was to increase 40% or our Interest Coverage Ratio was to halve, we would still be in compliance with these covenants. Therefore, based on our current ratios, our present expectations of our future operating cash flows and expected access to debt and equity capital markets, we believe any increase in the Interest Coverage Ratio and reduction in the Leverage Ratio would still place us comfortably above the covenant requirements.
Credit Risk
We provide advertising, marketing and corporate communications services to several thousand clients who operate in nearly every industry sector of the global economy and in the normal course of business, we grant credit to qualified clients. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 2.6% of our 2012 revenue and no other client accounted for more than 2.6% of our 2012 revenue. However, during periods of economic downturn, the credit profiles of our clients could change.
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
The financial statements and supplementary data required by this item are listed in Part IV, Item 15.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2012, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Annual Report on Form 10-K for the year ended December 31, 2012 is appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision of management and with the participation of our CEO, CFO and our agencies, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1987. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2012. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2012, dated February 19, 2013.

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

4.3
First Supplemental Indenture to the 2032 Indenture, dated February 13, 2004, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee (Exhibit 4.3 to our Registration Statement on Form S-3 (Registration No. 333-112840) and incorporated herein by reference).

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

4.8
Sixth Supplemental Indenture to the 2032 Indenture, dated July 20, 2012, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated July 20, 2012 ("July 20, 2012 8-K") and incorporated herein by reference).

4.9
Indenture, dated as of June 10, 2003, between Omnicom Group Inc. and JPMorgan Chase Bank, as trustee, in connection with our issuance of $600 million Zero Coupon Zero Yield Convertible Notes due 2033 (“2033 Indenture”) (Exhibit 4.1 to our Registration Statement on Form S-3 (Registration No. 333-108611) and incorporated herein by reference).

4.10	Form of the Zero Coupon Zero Yield Convertible Notes due 2033 (included in Exhibit 4.9 above).

4.11
First Supplemental Indenture to the 2033 Indenture, dated November 5, 2003, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee (Exhibit 4.4 to our Registration Statement on Form S-3 (Registration No. 333-108611) and incorporated herein by reference).

4.12
Second Supplemental Indenture to the 2033 Indenture, dated November 4, 2004, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee (Exhibit 4.4 to our September 30, 2004 10-Q and incorporated herein by reference).

4.13
Third Supplemental Indenture to the 2033 Indenture, dated November 10, 2004, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee (Exhibit 4.1 to our Current Report Form 8-K (File No. 1-10551) dated November 10, 2004 and incorporated herein by reference).

4.14
Fourth Supplemental Indenture to the 2033 Indenture, dated June 30, 2006, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, N.A., as trustee (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated July 7, 2006 and incorporated herein by reference).

4.15
Fifth Supplemental Indenture to the 2033 Indenture, dated June 8, 2010, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee (Exhibit 10.1 to our Current Report on the Form 8-K (File No. 1-10551) dated June 10, 2010 and incorporated herein by reference).

4.16
Sixth Supplemental Indenture to the 2033 Indenture, dated June 21, 2010, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee (Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-10551) dated June 22, 2010 and incorporated herein by reference).

4.17
Seventh Supplemental Indenture to the 2033 Indenture, dated July 20, 2012, among Omnicom Group Inc., Omnicom Capital Inc., and Deutsche Bank Trust Company Americas, as trustee (Exhibit 4.2 to the July 20, 2012 8-K and incorporated herein by reference).

4.18	Form of Senior Debt Securities Indenture (Exhibit 4.1 to our Registration Statement on Form S-3 (Registration No. 333-132625) dated March 22, 2006 and incorporated herein by reference).

4.19
First Supplemental Indenture to the Form of the Senior Debt Securities Indenture, dated March 29, 2006, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, N.A., as trustee, in connection with our issuance of $1.0 billion 5.90% Notes due 2016 (Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-10551) dated March 29, 2006 (“March 29, 2006 8-K”) and incorporated herein by reference).

4.20
Second Supplemental Indenture to the Form of the Senior Debt Securities Indenture, dated July 20, 2012, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee, (Exhibit 4.3 to the July 20, 2012 8-K and incorporated herein by reference).

4.21	Form of 5.90% Notes due 2016 (Exhibit 4.3 to the March 29, 2006 8-K and incorporated herein by reference).

4.22
Indenture, dated July 1, 2009, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee (“2009 Base Indenture”) (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551), dated July 1, 2009 (“July 1, 2009 8-K”) and incorporated herein by reference).

4.23
First Supplemental Indenture to the 2009 Base Indenture, dated July 1, 2009, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee, in connection with our issuance of $500 million 6.25% Senior Notes due 2019 (Exhibit 4.2 to the July 1, 2009 8-K and incorporated herein by reference).

4.24
Second Supplemental Indenture to the 2009 Base Indenture, dated August 5, 2010, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee, in connection with our issuance of $1.0 billion 4.45% Senior Notes due 2020 (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated August 5, 2010 (“August 5, 2010 8-K”) and incorporated herein by reference).

4.25
Third Supplemental Indenture to the 2009 Base Indenture, dated April 23, 2012, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee, in connection with our issuance of $750 million 3.625% Senior Notes due 2022 (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated April 23, 2012 and incorporated herein by reference).

4.26
Fourth Supplemental Indenture to the 2009 Base Indenture, dated July 20, 2012, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee, (Exhibit 4.4 to July 20, 2012 8-K and incorporated herein by reference).

4.27
Fifth Supplemental Indenture to the 2009 Base Indenture, dated August 9, 2012, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee, in connection with our issuance of $500 million 3.625% Senior Notes due 2022 (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated August 9, 2012 ("August 9, 2012 8-K") and incorporated herein by reference).

4.28	Form of 6.25% Notes due 2019 (Exhibit 4.3 to the July 1, 2009 8-K and incorporated herein by reference).

4.29	Form of 4.45% Notes due 2020 (Exhibit 4.2 to the August 5, 2010 8-K and incorporated herein by reference).

4.30	Form of 3.625% Notes due 2022 (Exhibit 4.2 to the August 9, 2012 8-K and incorporated herein by reference).

10.1
Amended and Restated Five Year Credit Agreement, dated October 12, 2011, by and among Omnicom Capital Inc., a Connecticut corporation, Omnicom Finance plc, a public limited company organized under the laws of England and Wales, Omnicom Group Inc., a New York corporation, the banks, financial institutions and other institutional lenders and initial issuing banks listed on the signature pages thereof, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as lead arrangers and book managers, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, HSBC Bank USA, National Association, Wells Fargo Bank, National Association and Banco Bilbao Vizcaya Argentaria, S.A. New York Branch, as documentation agents, and Citibank, N.A., as administrative agent for the lenders (Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-10551) dated October 13, 2011 and incorporated herein by reference).

10.2
Instrument of Resignation, Appointment and Acceptance, dated October 5, 2006, among us, Omnicom Capital Inc., Omnicom Finance Inc., JPMorgan Chase Bank, N.A. and Deutsche Bank Trust Company Americas (Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-10551) dated October 11, 2006 and incorporated herein by reference).

10.3	Amended and Restated 1998 Incentive Compensation Plan (Exhibit B to our Proxy Statement (File No. 1-10551) filed on April 10, 2000 and incorporated herein by reference).

10.4	Director Equity Plan for Non-employee Directors (Appendix B to our Proxy Statement (File No. 1-10551) filed on April 23, 2004 and incorporated herein by reference).

10.5	Standard form of our Executive Salary Continuation Plan Agreement.

10.6	Standard form of the Director Indemnification Agreement (Exhibit 10.25 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 1989 and incorporated herein by reference).

10.7	Equity Incentive Plan (Exhibit 4.3 to our Registration Statement on Form S-8 (Registration No. 333-108063) and incorporated herein by reference).

10.8
Senior Management Incentive Plan as amended and restated on December 4, 2008 (Exhibit 10.9 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2008 (“2008 10-K”) and incorporated herein by reference).

10.9	Omnicom Group Inc. SERCR Plan (Exhibit 10.10 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2011 and incorporated herein by reference).

10.10	Form of Award Agreement under the Omnicom Group Inc. SERCR Plan (Exhibit 10.2 to our Current Report on Form 8-K (File No. 1-10551) dated December 13, 2006 and incorporated herein by reference).

10.11	Omnicom Group Inc. Amended and Restated 2007 Incentive Award Plan (Appendix A to our Proxy Statement (File No. 1-10551) filed on April 15, 2010 and incorporated herein by reference).

10.12	Form of Indemnification Agreement (Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-10551) for the quarter ended June 30, 2007 and incorporated herein by reference).

10.13	Director Compensation and Deferred Stock Program.

10.14	Restricted Stock Unit Deferred Compensation Plan (Exhibit 10.16 to the 2008 10-K and incorporated herein by reference).

10.15	Restricted Stock Deferred Compensation Plan (Exhibit 10.17 to the 2008 10-K and incorporated herein by reference).

10.16	Amendment No. 1 to the Restricted Stock Deferred Compensation Plan (Exhibit 10.18 to the 2008 10-K and incorporated herein by reference).

10.17	Form of Grant Notice and Option Agreement (Exhibit 10.20 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2010 ("2010 10-K") and incorporated herein by reference).

10.18	Form of Grant Notice and Restricted Stock Agreement (Exhibit 10.21 to 2010 10-K and incorporated herein by reference).

10.19	Form of Grant Notice and Restricted Stock Unit Agreement (Exhibit 10.21 to 2010 10-K and incorporated herein by reference).

10.20
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

OMNICOM GROUP INC.
February 19, 2013	BY:	/s/ RANDALL J. WEISENBURGER
Randall J. Weisenburger Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE CRAWFORD	Chairman and Director	February 19, 2013
Bruce Crawford

/s/ JOHN D. WREN	Chief Executive Officer and President and Director	February 19, 2013
John D. Wren

/s/ RANDALL J. WEISENBURGER	Executive Vice President and Chief Financial Officer	February 19, 2013
Randall J. Weisenburger

/s/ PHILIP J. ANGELASTRO	Senior Vice President Finance and Controller (Principal Accounting Officer)	February 19, 2013
Philip J. Angelastro

/s/ ALAN R. BATKIN	Director	February 19, 2013
Alan R. Batkin

/s/ MARY C. CHOKSI	Director	February 19, 2013
Mary C. Choksi

/s/ ROBERT CHARLES CLARK	Director	February 19, 2013
Robert Charles Clark

/s/ LEONARD S. COLEMAN, JR.	Director	February 19, 2013
Leonard S. Coleman, Jr.

/s/ ERROL M. COOK	Director	February 19, 2013
Errol M. Cook

/s/ SUSAN S. DENISON	Director	February 19, 2013
Susan S. Denison

/s/ MICHAEL A. HENNING	Director	February 19, 2013
Michael A. Henning

/s/ JOHN R. MURPHY	Director	February 19, 2013
John R. Murphy

/s/ JOHN R. PURCELL	Director	February 19, 2013
John R. Purcell

/s/ LINDA JOHNSON RICE	Director	February 19, 2013
Linda Johnson Rice

/s/ GARY L. ROUBOS	Director	February 19, 2013
Gary L. Roubos

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for the preparation of the consolidated financial statements and related information of Omnicom Group Inc. ("Omnicom"). Management uses its best judgment to ensure that the consolidated financial statements present fairly, in all material respects, Omnicom’s consolidated financial position and results of operations in conformity with generally accepted accounting principles in the United States.
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
Omnicom management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision of management and with the participation of our Chief Executive Officer, or CEO, Chief Financial Officer, or CFO, and our agencies, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1987. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2012.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2012, dated February 19, 2013.
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
We have audited the accompanying consolidated balance sheets of Omnicom Group Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omnicom Group Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule on page S-1, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Omnicom Group Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 19, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Omnicom Group Inc.:
We have audited Omnicom Group Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Omnicom Group Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omnicom Group Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 19, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 19, 2013

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	December 31,

	2012	2011

ASSETS
Current Assets:
Cash and cash equivalents	$2,678.3	$1,781.2
Short-term investments, at cost	20.6	23.8
Accounts receivable, net of allowance for doubtful accounts of $35.9 and $40.6	6,958.2	6,632.0
Work in process	1,008.4	1,017.5
Other current assets	995.9	967.0

Total Current Assets	11,661.4	10,421.5

Property and Equipment at cost, less accumulated depreciation of $1,234.8 and $1,186.1	723.8	682.9
Equity Method Investments	155.2	184.2
Goodwill	8,844.2	8,456.3
Intangible Assets, net of accumulated amortization of $498.0 and $416.9	456.1	468.4
Other Assets	311.2	292.1

TOTAL ASSETS	$22,151.9	$20,505.4

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$8,296.7	$8,060.0
Customer advances	1,231.5	1,225.3
Current portion of debt	0.4	0.7
Short-term borrowings	6.4	9.5
Taxes payable	264.4	237.0
Other current liabilities	2,076.4	2,138.5

Total Current Liabilities	11,875.8	11,671.0

Long-Term Notes Payable	3,789.1	2,523.5
Convertible Debt	659.4	659.4
Long-Term Liabilities	739.9	602.0
Long-Term Deferred Tax Liabilities	933.0	867.6
Commitments and Contingent Liabilities (See Note 17)
Temporary Equity - Redeemable Noncontrolling Interests	198.4	202.1
Equity:
Shareholders’ Equity:
Preferred stock, $1.00 par value, 7.5 million shares authorized, none issued	—	—
Common stock, $0.15 par value, 1.0 billion shares authorized, 397.2 million shares issued, 262.0 million and 273.4 million shares outstanding	59.6	59.6
Additional paid-in capital	836.6	1,043.5
Retained earnings	8,394.4	7,724.1
Accumulated other comprehensive income (loss)	(129.5)	(191.7)
Treasury stock, at cost, 135.2 million and 123.8 million shares	(5,700.3)	(5,131.2)

Total Shareholders’ Equity	3,460.8	3,504.3
Noncontrolling interests	495.5	475.5

Total Equity	3,956.3	3,979.8

TOTAL LIABILITIES AND EQUITY	$22,151.9	$20,505.4

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Years Ended December 31,

	2012	2011	2010

Revenue	$14,219.4	$13,872.5	$12,542.5
Operating Expenses	12,415.2	12,201.4	11,082.3

Operating Income	1,804.2	1,671.1	1,460.2

Interest Expense	179.7	158.1	134.7
Interest Income	35.1	36.0	24.9

Income Before Income Taxes and Income (Loss) From Equity Method Investments	1,659.6	1,549.0	1,350.4
Income Tax Expense	527.1	505.8	460.2
Income (Loss) From Equity Method Investments	(15.0)	17.2	33.5

Net Income	1,117.5	1,060.4	923.7

Less: Net Income Attributed To Noncontrolling Interests	119.2	107.8	96.0

Net Income - Omnicom Group Inc.	$998.3	$952.6	$827.7

Net Income Per Share - Omnicom Group Inc.:
Basic	$3.64	$3.38	$2.74
Diluted	$3.61	$3.33	$2.70

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,

	2012	2011	2010

Net Income	$1,117.5	$1,060.4	$923.7

Unrealized holding gain (loss) on available-for-sale securities, net of income taxes of $0.2, ($0.4) and $0.1 for 2012, 2011 and 2010, respectively	0.3	(0.6)	0.1

Foreign currency translation adjustments, net of income taxes of $41.3, ($41.2) and ($37.6) for 2012, 2011 and 2010, respectively	80.3	(79.7)	(73.0)

Defined benefit plans adjustment, net of income taxes of ($14.5), ($9.1) and ($9.0) for 2012, 2011 and 2010, respectively	(21.7)	(13.6)	(13.6)

Other Comprehensive Income	58.9	(93.9)	(86.5)

Comprehensive Income	1,176.4	966.5	837.2

Less: Comprehensive Income attributed to noncontrolling interests	115.9	99.2	107.9

Comprehensive Income - Omnicom Group Inc.	$1,060.5	$867.3	$729.3

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Three Years Ended December 31, 2012
(In millions, except per share amounts)

	Omnicom Group Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value

Balance as of December 31, 2009	397.2	$59.6	$1,408.2	$6,465.4	$(8.0)	$(3,730.4)	$4,194.8	$258.0	$4,452.8
Net Income				827.7			827.7	96.0	923.7
Other comprehensive income					(98.4)		(98.4)	11.9	(86.5)
Dividends to noncontrolling interests								(81.0)	(81.0)
Acquisition of noncontrolling interests			(23.8)				(23.8)	(6.7)	(30.5)
Increase in noncontrolling interests from business combinations								34.4	34.4
Change in temporary equity			11.2				11.2		11.2
Common stock dividends declared ($0.80 per share)				(240.6)			(240.6)		(240.6)
Share-based compensation			69.3				69.3		69.3
Stock issued, share-based compensation			(193.0)			329.3	136.3		136.3
Treasury stock acquired						(1,296.0)	(1,296.0)		(1,296.0)

Balance as of December 31, 2010	397.2	59.6	1,271.9	7,052.5	(106.4)	(4,697.1)	3,580.5	312.6	3,893.1
Net Income				952.6			952.6	107.8	1,060.4
Other comprehensive income					(85.3)		(85.3)	(8.6)	(93.9)
Dividends to noncontrolling interests								(101.3)	(101.3)
Acquisition of noncontrolling interests			(32.8)				(32.8)	(22.0)	(54.8)
Increase in noncontrolling interests from business combinations								187.0	187.0
Change in temporary equity			(5.0)				(5.0)		(5.0)
Common stock dividends declared ($1.00 per share)				(281.0)			(281.0)		(281.0)
Share-based compensation			74.5				74.5		74.5
Stock issued, share-based compensation			(265.1)			414.9	149.8		149.8
Treasury stock acquired						(849.0)	(849.0)		(849.0)

Balance as of December 31, 2011	397.2	59.6	1,043.5	7,724.1	(191.7)	(5,131.2)	3,504.3	475.5	3,979.8
Net Income				998.3			998.3	119.2	1,117.5
Other comprehensive income					62.2		62.2	(3.3)	58.9
Dividends to noncontrolling interests								(98.4)	(98.4)
Acquisition of noncontrolling interests			(28.1)				(28.1)	(21.2)	(49.3)
Increase in noncontrolling interests from business combinations								23.7	23.7
Change in temporary equity			4.7				4.7		4.7
Common stock dividends declared ($1.20 per share)				(328.0)			(328.0)		(328.0)
Share-based compensation			80.8				80.8		80.8
Stock issued, share-based compensation			(264.3)			567.4	303.1		303.1
Treasury stock acquired						(1,136.5)	(1,136.5)		(1,136.5)

Balance as of December 31, 2012	397.2	$59.6	$836.6	$8,394.4	$(129.5)	$(5,700.3)	$3,460.8	$495.5	$3,956.3

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,

	2012	2011	2010

Cash Flows from Operating Activities:
Net income	$1,117.5	$1,060.4	$923.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	181.6	182.3	182.2
Amortization of intangible assets	101.1	91.4	70.8
Amortization of deferred gain from termination of interest rate swaps	(7.3)	(2.7)	—
Income from equity method investments, net of dividends received	(0.8)	2.2	(7.2)
Impairment charge on equity method investment	29.2	—	—
Remeasurement gain, equity interest in Clemenger Group	—	(123.4)	—
Remeasurement gain, acquisition of controlling interests in affiliates	(2.1)	(15.1)	(26.0)
Provision for doubtful accounts	11.4	8.1	9.5
Share-based compensation	80.8	74.5	69.3
Excess tax benefit from share-based compensation	(85.3)	(30.4)	(44.6)
Proceeds from discontinuation of interest rate swaps	—	38.8	—
Change in operating capital	25.2	29.2	310.3

Net Cash Provided By Operating Activities	1,451.3	1,315.3	1,488.0

Cash Flows from Investing Activities:
Payments to acquire property and equipment	(226.3)	(185.5)	(153.7)
Payments to acquire businesses and interests in affiliates, net of cash acquired	(132.7)	(403.7)	(152.1)
Proceeds from investments	8.6	14.6	12.1

Net Cash Used In Investing Activities	(350.4)	(574.6)	(293.7)

Cash Flows from Financing Activities:
Proceeds from (repayments of) short-term debt	(3.3)	(43.1)	35.0
Proceeds from borrowings	1,273.2	—	990.1
Repayments of convertible debt	—	(0.1)	(66.5)
Payments of dividends	(397.8)	(269.1)	(229.7)
Payments for repurchase of common stock	(1,136.5)	(849.0)	(1,296.0)
Proceeds from stock plans	219.2	117.5	123.1
Payments for acquisition of additional noncontrolling interests	(32.0)	(38.8)	(32.1)
Payments of dividends to noncontrolling interest shareholders	(98.4)	(101.3)	(81.0)
Payments of contingent purchase price obligations	(32.2)	(19.7)	(8.6)
Excess tax benefit from share-based compensation	85.3	30.4	44.6
Other, net	(97.6)	(32.5)	(16.2)

Net Cash Used In Financing Activities	(220.1)	(1,205.7)	(537.3)

Effect of foreign exchange rate changes on cash and cash equivalents	16.3	(42.5)	44.7

Net Increase (Decrease) in Cash and Cash Equivalents	897.1	(507.5)	701.7

Cash and Cash Equivalents at the Beginning of Year	1,781.2	2,288.7	1,587.0

Cash and Cash Equivalents at the End of Year	$2,678.3	$1,781.2	$2,288.7

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Presentation of Financial Statements
The terms “Omnicom,” “we,” “our” and “us” each refer to Omnicom Group Inc. and our subsidiaries, unless the context indicates otherwise. The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”). All intercompany balances and transactions have been eliminated.
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenue and expenses that are reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

2.	Significant Accounting Policies
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
In the majority of our businesses, we act as an agent and record revenue equal to the net amount retained when the fee or commission is earned. Although we may bear credit risk with respect to these activities, the arrangements with our clients are such that we act as an agent on their behalf. In these cases, costs incurred with third-party suppliers are excluded from our revenue. In certain arrangements, we act as principal and we contract directly with third-party suppliers and media providers and production companies and we are responsible for payment. In these circumstances, revenue is recorded at the gross amount billed since revenue has been earned for the sale of goods or services.
Some of our client contractual arrangements include performance incentive provisions designed to link a portion of our revenue to our performance relative to both quantitative and qualitative goals. We recognize performance incentives in revenue when specific quantitative goals are achieved, or when our performance against qualitative goals is determined by our clients.
Operating Expenses. Operating expenses are comprised of salary and service costs and office and general expenses. Salary and service costs consist of employee compensation and related costs and direct service costs. Office and general costs consist of rent and occupancy costs, technology costs, depreciation and amortization and other overhead expenses.
Operating expenses for the three years ended December 31, 2012 were (in millions):

	2012	2011	2010

Salary and service costs	$10,380.7	$10,250.6	$9,214.2
Office and general expenses	2,034.5	1,950.8	1,868.1

Operating expenses	$12,415.2	$12,201.4	$11,082.3

Cash and Cash Equivalents. Cash and cash equivalents consist of cash held in banks and interest-bearing time deposits with original maturities of three months or less. We have policies governing counterparty credit risk with financial institutions that hold our cash and cash equivalents and we have deposit limits for each financial institution.
Short-Term Investments. Short-term investments primarily consist of time deposits with financial institutions that we expect to convert into cash within our current operating cycle, generally one year. Short-term investments are carried at cost, which approximates fair value.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Work in Process. Work in process consists of costs incurred on behalf of clients in providing advertising, marketing and corporate communications services, including media and production costs, and fees that have not yet been billed. Media and production costs are billed during the production process and fees are generally billed within the next 30 days.
Available-for-Sale Securities. Investments in publicly traded equity securities are classified as available-for-sale securities. These investments are carried at fair value using quoted market prices and are included in other assets in our balance sheet. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income. The carrying value of the available-for-sale securities was $3.9 million and $3.8 million at December 31, 2012 and 2011, respectively.
Property and Equipment. Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets ranging from seven to ten years for furniture and three to five years for equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the related lease term or the estimated useful life of the asset. Property under capital lease is depreciated on a straight-line basis over the lease term.

Equity Method Investments. Investments in non-public companies in which we own less than a 50% equity interest and where we exercise significant influence over the operating and financial policies of the investee are accounted for using the equity method of accounting. Our proportionate share of the net income (loss) of the equity method investments is included in our results of operations. Dividends received from the investee reduce the carrying value of our investment. The excess of the cost of our investment over our proportionate share of the fair value of the net assets of the investee at the acquisition date is recognized as goodwill and included in the carrying amount of the investment. Goodwill in our equity method investments is not amortized. We periodically review these investments to determine if there has been an other-than-temporary decline in carrying value. A variety of factors are considered when determining if a decline in carrying value is other-than-temporary, including, among others, the financial condition and prospects of the investee, as well as our investment intent.
Cost Method Investments. Investments in non-public companies in which we own less than a 20% equity interest and where we do not exercise significant influence over the operating and financial policies of the investee are accounted for using the cost method of accounting. We periodically review these investments to determine if there has been an other-than-temporary decline in fair value below carrying value. A variety of factors are considered when determining if a decline in fair value below carrying value is other-than-temporary, including, among others, the financial condition and prospects of the investee, as well as our investment intent. Cost method investments are carried at cost, which approximates or is less than fair value and are included in other assets in our balance sheet. The carrying value of our cost method investments was $23.1 million and $23.6 million at December 31, 2012 and 2011, respectively,
Goodwill and Intangible Assets. Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired. Goodwill is not amortized, but is periodically tested for impairment. Identifiable intangible assets consist primarily of customer relationships, including the related customer contracts, as well as trade names, and are amortized over their estimated useful lives ranging from five to ten years. We consider a number of factors in determining the useful lives and amortization method, including the pattern in which the economic benefits are consumed, as well as trade name recognition and customer attrition and no residual value is estimated for these assets.
We review the carrying value of goodwill for impairment at least annually as of the end of the second quarter and whenever events or circumstances indicate the carrying value may not be recoverable. There is a two-step test for goodwill impairment. In Step 1, we compare the fair value of each reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is equal to or greater than its carrying value, goodwill is not impaired and no further testing is required. If the carrying value exceeds fair value, then Step 2 of the impairment test is performed in order to determine if the implied fair value of the reporting unit’s goodwill exceeds the carrying value of that goodwill. Goodwill is impaired when the carrying value of a reporting unit's goodwill exceeds the implied fair value of its goodwill. Impaired goodwill is written down to its implied fair value with a charge recorded in results of operations in the period the impairment is identified.
We identified our regional reporting units as components of our operating segments, which are our five networks. The regional reporting units of each agency network are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our client-centric strategy for delivering services to clients in their regions. We have concluded that for each of our operating segments, their regional reporting units had similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in FASB ASC Topic 280, Segment Reporting, and the guidance set forth in FASB ASC Topic 350, Intangibles - Goodwill and Other. Consistent with our fundamental business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics. The main economic components of each agency are employee compensation and related costs and direct service costs and office and general costs, which include rent and occupancy costs, technology costs that are generally limited to personal computers,

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

servers and off-the-shelf software and other overhead costs. Finally, the expected benefits of our acquisitions are typically shared across multiple agencies and regions as they work together to integrate the acquired agency into our client service strategy. We use the following valuation methodologies to determine the fair value of our reporting units: (1) the income approach which utilizes discounted expected future cash flows, (2) comparative market participant multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) and (3) when available, consideration of recent and similar purchase acquisition transactions.
Based on the results of our annual impairment review, we concluded that our goodwill was not impaired as of June 30, 2012 and 2011, because the fair value of each of our reporting units were substantially in excess of their respective net book value. At December 31, 2012, given the current economic climate we reviewed the assumptions used in our June 30, 2012 annual impairment test for revenue growth, cash flows, WACC and long-term growth rate. Our actual 2012 results for revenue growth and cash flows approximated the forecast for revenue growth and cash flows that we used in our impairment test at June 30, 2012. Our assumptions for revenue growth and cash flows for 2013 approximate our current 2013 forecast. We also reviewed the assumptions used for WACC and long-term growth rate. Using data at December 31, 2012, the assumptions are within the 1% change used in our sensitivity analysis at June 30, 2012. Based on these factors, we did not perform an interim evaluation for impairment on the carrying value of goodwill at December 31, 2012.
Temporary Equity - Redeemable Noncontrolling Interests. Owners of noncontrolling equity interests in certain of our subsidiaries have the right in certain circumstances to require us to purchase additional equity interests at fair value as defined in the applicable agreements. The intent of the parties is to approximate fair value at the time of redemption by using a multiple of earnings that is consistent with generally accepted valuation practices used by market participants in our industry. These contingent redemption rights are embedded in the equity security at issuance, are not free-standing instruments, do not represent a de facto financing and are not under our control.
Treasury Stock. Repurchases of our common stock are accounted for at cost. Reissued treasury shares, primarily in connection with share-based compensation plans, are accounted for at average cost. Gains or losses on reissued treasury shares are accounted for as additional paid-in capital and do not affect our results of operations.
Business Combinations. Business combinations are accounted for using the acquisition method and accordingly, the assets acquired, including identified intangible assets, the liabilities assumed and any noncontrolling interest in the acquired business are recorded at their acquisition date fair values. In circumstances where control is obtained and less than 100% of an entity is acquired, we record 100% of the goodwill acquired. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs are expensed as incurred. Certain of our acquisitions include an initial payment at closing and provide for future additional contingent purchase price payments (earn-outs). Contingent purchase price obligations are recorded as liabilities at the acquisition date fair value using discount rates in affect at the acquisition date. Subsequent changes in the fair value of the liability are recorded in our results of operations. Generally, there is no cap on the amount that can be earned under the contingent purchase price arrangements and payments are not contingent upon future employment. The results of operations of acquired businesses are included in our results of operations from the acquisition date.
Subsidiary and Equity Investment Stock Transactions. Transactions involving the purchase, sale or issuance of stock of a subsidiary where control is maintained are recorded as an increase or decrease in additional paid-in capital. Gains and losses from transactions involving subsidiary stock where control is lost are recorded in results of operations. Gains and losses from transactions involving stock of an equity investee are recorded in results of operations until control is achieved. In circumstances where the purchase of shares of an equity investee results in obtaining control, the existing carrying value of the investment is remeasured to the acquisition date fair value and any gain or loss is recognized in results of operations.
Foreign Currency Translation and Transactions. Substantially all of our foreign subsidiaries use their local currency as their functional currency. Assets and liabilities are translated into U.S. Dollars at the exchange rate on the balance sheet date and revenue and expenses are translated at the average exchange rate for the period. The impact of the translation adjustments is reported as a component of accumulated other comprehensive income. Net foreign currency transaction gains/(losses) recorded in results of operations were $(2.7) million, $3.5 million and $3.8 million in 2012, 2011 and 2010, respectively.
Share-Based Compensation. Share-based compensation, arising from awards of stock options and restricted stock, is measured at the grant date fair value. We use the Black-Scholes option valuation model to determine the fair value of stock option awards. The fair value of restricted stock awards is determined and fixed on the grant date using the closing price of our common stock. The fair value of the restricted stock awards is charged to additional paid-in capital and is amortized to expense over the restriction period. For awards that have a service only vesting condition, we recognize share-based compensation expense on a straight-line basis over the requisite service periods. For awards with a performance vesting condition, we recognize share-based compensation expense on a graded-vesting basis. See Note 10 for additional information regarding our specific award plans and estimates and assumptions used to determine the fair value of our share-based compensation awards.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Salary Continuation Agreements. Arrangements with certain present and former employees provide for continuing payments for periods up to ten years after cessation of full-time employment in consideration for agreement by the employees not to compete with us and to render consulting services during the postemployment period. Such payments are subject to certain limitations, including our operating performance during the postemployment period, represent the fair value of the services rendered and are expensed in such periods.
Severance. The liability for one-time termination benefits, such as severance pay or benefit payouts, is measured and recognized at fair value in the period the liability was incurred. Subsequent changes to the liability are recognized in results of operations in the period of change.
Defined Benefit Pension Plans and Postemployment Arrangements. The funded status of our defined benefit plans is recorded in our balance sheet. Funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. The benefit obligation for the defined benefit plans is the projected benefit obligation (“PBO”), which represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The fair value of plan assets represents the current market value. Overfunded plans where the fair value of plan assets exceeds the benefit obligation are aggregated and recorded as a prepaid pension asset equal to the excess. Underfunded plans where the benefit obligation exceeds the fair value of plan assets are aggregated and recorded as a liability equal to the excess. The liability for our postemployment arrangements is recorded in our balance sheet. The benefit obligation of our postemployment arrangements is the PBO and these arrangements are not funded. The current portion of the benefit obligation for our defined benefit plans and postemployment arrangements represents the actuarial present value of benefits payable in the next twelve months that exceed the fair value of plan assets. This obligation is recorded in other current liabilities in our balance sheet.
Deferred Compensation. Certain subsidiaries have individual deferred compensation arrangements with certain executives that provide for payments over varying terms upon retirement, cessation of employment or death. The cost of these arrangements is accrued during the employee’s service period.
Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable for the current period. Deferred income taxes are recognized for the temporary difference between the financial reporting basis and tax basis of our assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed to be in effect when the differences reverse. Deferred tax assets result principally from recording certain expenses in the financial statements which are not currently deductible for tax purposes, such as share-based compensation expense, tax loss and credit carryforwards and differences between the tax basis and book basis of assets and liabilities recorded in connection with acquisitions. Deferred tax liabilities result principally from expenses arising from financial instruments which are currently deductible for tax purposes but have not been expensed in the financial statements, basis differences arising from deductible goodwill and intangible assets and tax rate differentials on unremitted foreign earnings. Valuation allowances are recorded where it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we evaluate factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset.
We have not provided U.S. federal and state income taxes on cumulative earnings of foreign subsidiaries that have been indefinitely reinvested. We have provided U.S. income taxes on earnings of foreign subsidiaries and affiliates that have not been indefinitely reinvested. Interest and penalties related to tax positions taken in our tax returns are recorded in income tax expense.
Net Income Per Common Share. Net income per common share is based on the weighted average number of common shares outstanding during each period. Diluted net income per common share is based on the weighted average number of common shares outstanding, plus, if dilutive, common share equivalents which include outstanding stock options and restricted stock.
Net income per common share is calculated using the two-class method, which is an earnings allocation method for computing net income per common share when a company's capital structure includes common stock and participating securities. Our unvested restricted stock awards receive non-forfeitable dividends at the same rate as our common stock and therefore are considered participating securities. Under two-class method, basic and diluted net income per common share is reduced for a presumed hypothetical distribution of earnings to holders of our unvested restricted stock.
Concentration of Credit Risk. We provide advertising, marketing and corporate communications services to several thousand clients who operate in nearly every industry sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 2.6% of our 2012 revenue and no other client accounted for more than 2.6% of our 2012 revenue.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments. All derivative instruments, including certain derivative instruments embedded in other contracts, are recorded in our balance sheet at fair value as either an asset or liability. Derivatives qualify for hedge accounting if: (1) the hedging instrument is designated as a hedge at inception, (2) the hedged exposure is specifically identifiable and exposes us to risk and (3) a change in fair value of the derivative financial instrument and an opposite change in the fair value of the hedged exposure will have a high degree of correlation. The method of assessing hedge effectiveness and measuring hedge ineffectiveness is formally documented at hedge inception. Hedge effectiveness is assessed and hedge ineffectiveness is measured at least quarterly throughout the designated hedge period. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative used as hedge is recognized in results of operations.
We do not use derivative financial instruments for trading or speculative purposes.
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
Reclassifications. Certain reclassifications have been made to the prior year financial information to conform to the current year presentation. In the fourth quarter of 2012, we reclassified unbilled costs primarily comprised of media and production costs, as well as fees that are generally billed within the next 30 days to work in process from other current assets in our balance sheet. This change had no affect on our prior reported total current assets, financial position, results of operations and cash flows. We believe that this change reflects the liquidity hierarchy of these items and aligns them with our internal working capital management reporting.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Net Income per Common Share
The computations of basic and diluted net income per common share for the three years ended December 31, 2012 were (in millions, except per share amounts):

	2012	2011	2010

Net Income Available for Common Shares:
Net income - Omnicom Group Inc.	$998.3	$952.6	$827.7
Net income allocated to participating securities	(22.5)	(10.7)	(8.0)

Net income available for common shares	$975.8	$941.9	$819.7

Weighted Average Shares:
Basic	268.3	279.0	299.6
Dilutive stock options and restricted shares	1.7	4.3	3.9

Diluted	270.0	283.3	303.5

Anti-dilutive stock options and restricted shares	0.3	1.7	3.0

Net Income per Common Share - Omnicom Group Inc.:
Basic	$3.64	$3.38	$2.74
Diluted	$3.61	$3.33	$2.70

4.	Business Combinations
In 2012, we completed 13 acquisitions of new subsidiaries and made additional investments in companies in which we had an existing minority ownership interest. Goodwill from these transactions was $235.1 million. In addition, for acquisitions completed prior to January 1, 2009, we made contingent purchase price payments (earn-outs) of $40.4 million, which were included in goodwill. Approximately $45.9 million of the goodwill recorded in connection with the 2012 acquisitions is expected to be deductible for income tax purposes. We also acquired additional equity in certain of our majority owned subsidiaries. These transactions are accounted for as equity transactions and no additional goodwill was recorded. None of our acquisitions in 2012 were material to our results of operations or financial position.
Our valuation of the acquired businesses is based on a number of factors, including specialized know-how, reputation, geographic coverage, competitive position and service offerings, as well as our experience and judgment. Our acquisition strategy is focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of our various strategic business platforms, including the expansion of their geographic area and/or their service capabilities to better serve our clients. Consistent with our acquisition strategy and past practice, certain of our acquisitions include an initial payment at closing and provide for future additional contingent purchase price payments (earn-outs). We use contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired business during the post-acquisition transition period. Contingent purchase price payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on predetermined formulas. The liability for contingent purchase price obligations was $266.2 million and $142.6 million at December 31, 2012 and 2011, respectively, of which $83.2 million and $32.8 million, respectively, is included in other current liabilities in our balance sheet.
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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Goodwill and Intangible Assets
Goodwill and intangible assets at December 31, 2012 and 2011 were (in millions):

	2012			2011

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Goodwill	$9,424.3	$580.1	$8,844.2	$9,026.6	$570.3	$8,456.3

Intangible assets:
Purchased and internally developed software	$283.3	$218.8	$64.5	$270.0	$210.3	$59.7
Customer related and other	670.8	279.2	391.6	615.3	206.6	408.7

	$954.1	$498.0	$456.1	$885.3	$416.9	$468.4

Changes in goodwill for the years ended December 31, 2012 and 2011 were (in millions):

	2012	2011

Balance January 1	$8,456.3	$7,809.1
Acquisitions	301.1	728.3
Dispositions	(2.7)	(12.1)
Foreign currency translation	89.5	(69.0)

Balance December 31	$8,844.2	$8,456.3

There were no goodwill impairment losses recorded in 2012 or 2011 and there are no accumulated goodwill impairment losses. Goodwill for acquisitions completed in 2012 and 2011 includes $25.6 million and $140.9 million, respectively, of goodwill attributed to noncontrolling interests in the acquired businesses.

6.	Debt
Lines of Credit
We have committed and uncommitted lines of credit. We have a $2.5 billion committed line of credit ("Credit Agreement") with a consortium of banks expiring on October 12, 2016. We have the ability to classify borrowings under the Credit Agreement as long-term. The Credit Agreement provides support for up to $1.5 billion of commercial paper issuances, as well as back-up liquidity in the event that any of our convertible notes are put back to us. At December 31, 2012 and 2011, there were no outstanding commercial paper issuances or borrowings under the Credit Agreement. At December 31, 2012 and 2011, we had various uncommitted lines of credit aggregating $878.2 million and $758.3 million, respectively.
Our available and unused lines of credit at December 31, 2012 and 2011 were (in millions):

	2012	2011

Credit Agreement	$2,500.0	$2,500.0
Uncommitted lines of credit	878.2	758.3

Available and unused lines of credit	$3,378.2	$3,258.3

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Credit Agreement contains financial covenants that restrict our ability to incur indebtedness as defined in the agreement. These financial covenants limit the Leverage Ratio of total consolidated indebtedness to total consolidated EBITDA to no more than 3 times for the most recently ended 12-month period (under the Credit Agreement, EBITDA is defined as earnings before interest, taxes, depreciation and amortization). We are also required to maintain a minimum Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At December 31, 2012 we were in compliance with these covenants, as our Leverage Ratio was 2.1 times and our Interest Coverage Ratio was 11.6 times. The Credit Agreement does not limit our ability to declare or pay dividends.
Short-Term Borrowings
Short-term borrowings of $6.4 million and $9.5 million at December 31, 2012 and 2011, respectively, represent bank overdrafts and credit lines of our international subsidiaries. The bank overdrafts and credit lines are treated as unsecured loans pursuant to the agreements supporting the facilities. Due to the short-term nature of these instruments, carrying value approximates fair value. At December 31, 2012 and 2011, the weighted average interest rate on these borrowings was 9.5% and 5.6%, respectively.
Debt - General
Omnicom Capital Inc., or OCI, our wholly-owned finance subsidiary, together with us, is a co-obligor under our 5.90% Senior Notes due April 15, 2016, 6.25% Senior Notes due July 15, 2019, 4.45% Senior Notes due August 15, 2020 and 3.625% Senior Notes due May 1, 2022 (collectively "Senior Notes”) and our Convertible Debt. The Senior Notes and Convertible Debt are a joint and several liability of us and OCI, and we unconditionally guarantee OCI's obligations with respect to the Senior Notes and Convertible Debt. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI's assets consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries and the related interest receivable. There are no restrictions on the ability of OCI or us to obtain funds from our subsidiaries through dividends, loans or advances. Our Senior Notes and Convertible Debt are senior unsecured obligations that rank in equal right of payment with all existing and future unsecured senior indebtedness.
Long-Term Notes Payable
Long-term notes payable at December 31, 2012 and 2011 were (in millions):

	2012	2011

5.90% Senior Notes due April 15, 2016	$1,000.0	$1,000.0
6.25% Senior Notes due July 15, 2019	500.0	500.0
4.45% Senior Notes due August 15, 2020	1,000.0	1,000.0
3.625% Senior Notes due May 1, 2022	1,250.0	—
Other notes and loans	0.4	1.3

	3,750.4	2,501.3
Unamortized premium (discount) on Senior Notes, net	16.0	(7.6)
Deferred gain from termination of interest rate swaps on Senior Notes due 2016	23.1	30.5

	3,789.5	2,524.2
Less current portion	0.4	0.7

Long-term notes payable	$3,789.1	$2,523.5

In April 2012, we issued $750 million aggregate principal amount of 3.625% Senior Notes due May 1, 2022 ("2022 Notes") at an issue price of 99.567%. In August 2012, we issued an additional $500 million of the 2022 Notes at an issue price of 105.287%. The August issuance is fully fungible with and forms a single series with the 2022 Notes issued in April. The total outstanding principal amount of the 2022 Notes is $1.25 billion. The proceeds from these issuances, including the net offering premium, before deducting offering expenses were $1,273.2 million.
In August 2011, we terminated and settled a series of interest rate swap agreements on our 5.90% Senior Notes due April 15, 2016 (“2016 Notes”) and received a payment from the counterparties of $38.8 million, including accrued interest. The interest rate swaps reduced interest expense by $12.2 million in 2011. Upon termination of the swaps, we discontinued hedge accounting and recorded a deferred gain of $33.2 million, which is being amortized as a reduction of interest expense through the maturity of the 2016 Notes.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Debt
Convertible debt at December 31, 2012 and 2011 was (in millions):

	2012	2011

Convertible Notes - due July 31, 2032	$252.7	$252.7
Convertible Notes - due June 15, 2033	0.1	0.1
Convertible Notes - due July 1, 2038	406.6	406.6

	659.4	659.4
Less current portion	—	—

Convertible debt	$659.4	$659.4

2032 Notes: In 2002, we issued $900 million Zero Coupon Zero Yield Convertible Notes due July 31, 2032 (“2032 Notes”), of which $647.3 million of the notes have been repurchased and retired. At December 31, 2012, the 2032 Notes were potentially convertible into 4.6 million shares of our common stock, implying a conversion price of $55.01 per share, subject to normal anti-dilution adjustments. The 2032 Notes are convertible at the specified ratio only upon the occurrence of certain events, including: if our common stock trades above certain levels, if we effect extraordinary transactions or if our long-term debt credit ratings are downgraded from their December 31, 2012 level to BBB or lower by Standard & Poor's Rating Service ("S&P"), or to Baa3 or lower by Moody’s Investors Service ("Moody's"). These events would not result in an adjustment of the number of shares issuable upon conversion. Holders of the 2032 Notes have the right to put the notes back to us for cash on July 31 of each year and we have the right to redeem the notes for cash on July 31, 2013 and 2014. After July 31, 2014, we can redeem the 2032 Notes at any time. There are no events that accelerate the noteholders’ put rights. If the market price of our common stock exceeds certain thresholds during any six month period February 1 to July 31 and August 1 to January 31, we may be required to pay contingent cash interest. At December 31, 2012, no contingent cash interest was due.
2038 Notes: In 2003, we issued $600 million Zero Coupon Zero Yield Convertible Notes due June 15, 2033 (“2033 Notes”), of which $193.3 million of the notes have been repurchased and retired. In June 2006 substantially all of the 2033 Notes then outstanding were amended to extend the maturity of the notes from June 15, 2033 to July 1, 2038. The amended notes are referred to as our Zero Coupon Zero Yield Convertible Notes due 2038 (“2038 Notes”). At December 31, 2012, the 2038 Notes were potentially convertible into 7.9 million shares of our common stock, implying a conversion price of $51.50 per share, subject to normal anti-dilution adjustments. The 2038 Notes are convertible at the specified ratio only upon the occurrence of certain events, including: if our common stock trades above certain levels, if we effect extraordinary transactions or if our long-term debt credit ratings are downgraded from their December 31, 2012 level to BBB- or lower by S&P or Ba1 or lower by Moody’s. The occurrence of these events will not result in an adjustment of the number of shares issuable upon conversion. Holders of the 2038 Notes have the right to put the notes back to us for cash on June 15, 2013, 2018 and 2023 and on each June 15 annually thereafter through June 15, 2037 and we have a right to redeem the notes for cash on June 17, 2013 and June 15, 2018. After June 15, 2018, we can redeem the 2038 Notes at any time. There are no events that accelerate the noteholders’ put rights. Beginning in June 2010, if the market price of our common stock exceeds certain thresholds during any six month period June 16 to December 15 and December 16 to June 15, we may be required to pay contingent cash interest. In June 2010, the 2038 Notes were amended whereby substantially all of the holders of the 2038 Notes then outstanding agreed to waive their right to contingent cash interest, if payable, from December 15, 2010 through and including December 15, 2013.
In the event the holders of our 2032 Notes or 2038 Notes (collectively “Convertible Notes”) exercise their conversion right, the conversion obligation is equal to a conversion value determined on the day of conversion, calculated by multiplying the share price at the close of business on that day by the underlying number of shares into which the notes convert. We satisfy the conversion value by paying the initial principal amount of the note in cash and the balance of the conversion value in cash or shares, at our option. A put obligation can only be satisfied in cash.
Our Convertible Notes provide the noteholders with certain rights that we consider to be embedded derivatives. Embedded derivatives could be required to be bifurcated and accounted for separately from the underlying host instrument. The noteholders’ rights considered for bifurcation were: (1) an embedded conversion option to convert the bonds into shares of our common stock, (2) the right to put the Convertible Notes back to us for repurchase (noteholders' put right) and our agreement to not call the Convertible Notes except on certain specific dates (no call right) and (3) the right to collect contingent cash interest from us if certain criteria are met. As discussed below, the embedded derivatives were not required to be bifurcated or had no impact on the carrying value of the Convertible Notes and accordingly, the Convertible Notes are carried at their value due at maturity.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The embedded conversion option qualified for the exception covering convertible debt in FASB ASC Topic 815, Derivatives and Hedging and we are not required to separately account for the embedded conversion option. The embedded conversion option met the criteria and would, if converted, be accounted for in equity as if it was a freestanding derivative. We are not required to separately value and account for the noteholders’ put right and the no call right. These rights were considered to be clearly and closely related to the underlying Convertible Notes and are not contingently exercisable. Additionally, the debt was not issued with a substantial discount or premium. Lastly, the noteholders’ right to collect contingent cash interest is a derivative and is required to be marked to market value each reporting period with changes recorded in interest expense. The value of this right is primarily linked to the price of our common stock and not the debt host contract. Therefore, the right to collect contingent cash interest is not clearly and closely related to the Convertible Notes and is required to be accounted for separately.
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
From time to time, we have made non-contractual supplemental interest payments to holders of our convertible debt who did not put their notes back to us for repurchase on the respective put dates or who agreed to amendments to the convertible notes. The supplemental interest payments are amortized to interest expense ratably over the period to the next put date. No supplemental interest payments were paid in 2012 and 2011. In 2010, we paid $25.9 million of supplemental interest payments.
Interest Expense
The components of interest expense for the three years ended December 31, 2012 were (in millions):

	2012	2011	2010

Long-term notes payable	$156.2	$125.8	$106.7
Amortization of supplemental interest payments	6.7	10.0	10.5
Commercial paper	1.3	2.5	1.8
Fees	6.2	7.1	5.7
Other	9.3	12.7	10.0

	$179.7	$158.1	$134.7

Maturities
The stated maturities of our long-term notes and convertible debt at December 31, 2012 are (in millions):

2013	$0.4
2014	—
2015	—
2016	1,000.0
2017	—
Thereafter	3,409.4

$4,409.8

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Segment Reporting
Our wholly and partially owned agencies operate within the advertising, marketing and corporate communications services industry. These agencies are organized into agency networks, virtual client networks, regional reporting units and operating groups. Consistent with our fundamental business strategy, our agencies serve similar clients, in similar industries and, in many cases, the same clients across a variety of geographic regions. In addition, our agency networks have similar economic characteristics, including similar costs and long-term profit contribution. The main economic components of each agency are employee compensation and related costs and direct service costs and office and general costs which include rent and occupancy costs, technology costs and other overhead expenses. Therefore, given these similarities, we aggregate our operating segments, which are our five agency networks, into one reporting segment.
Revenue and long-lived assets and goodwill by geographic region as of and for the three years ended December 31, 2012 are (in millions):

		Americas	EMEA	Asia Pacific
2012
	Revenue	$8,375.8	$4,285.0	$1,558.6
	Long-lived assets and goodwill	6,066.3	2,875.2	626.5
2011
	Revenue	$8,018.1	$4,491.0	$1,363.4
	Long-lived assets and goodwill	5,960.0	2,614.4	564.8
2010
	Revenue	$7,459.0	$4,129.1	$954.4
	Long-lived assets and goodwill	5,805.9	2,526.0	130.5
The Americas is composed of the United States, Canada and Latin American countries. EMEA is composed of various Euro currency countries, the United Kingdom, other European countries that have not adopted the European Union Monetary standard, the Middle-East and Africa. Asia Pacific is composed of Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries.

8.	Equity Method Investments
Income (loss) from our equity method investments was $(15.0) million, $17.2 million and $33.5 million for 2012, 2011 and 2010, respectively and our proportionate share in their net assets was $69.1 million and $68.4 million, at December 31, 2012 and 2011, respectively. Our equity method investments are not material to our results of operations or financial position and therefore, summarized financial information is not required to be presented.
In the fourth quarter of 2012, we determined, based on the financial condition and prospects of our equity investee in Egypt, that there was an other-than-temporary decline in its carrying value. As a result, we recorded a $29.2 million impairment charge to reduce the carrying value of the investment to fair value. The measurement of fair value was based on significant unobservable estimates and assumptions (Level 3 inputs), including expected discounted cash flows. The estimates and assumptions included a weighted average cost of capital of 22% and an expected long-term growth rate of 5%. The impairment charge is included in income (loss) from equity method investments in our income statement.
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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Repositioning Actions
In connection with a continuing review of our businesses focused on enhancing our strategic position, improving our operations and rebalancing our workforce, in the first quarter of 2011 we recorded $131.3 million of charges related to repositioning actions for severance, real estate lease terminations and asset and goodwill write-offs related to disposals and other costs.
A summary of our repositioning actions is (in millions):

Severance	$92.8
Real estate lease terminations	15.3
Asset and goodwill write-offs related to disposals and other costs	23.2

$131.3

Substantially all the severance liability and the real estate lease termination payments were paid as of December 31, 2011. All other costs are primarily non-cash items.
The impact of the repositioning actions and the remeasurement gain on operating expenses for the year ended December 31, 2011 was (in millions):

	Increase (Decrease)

	Repositioning Actions	Remeasurement Gain

Salary and service costs	$92.8	—
Office and general expenses	38.5	$(123.4)

	$131.3	$(123.4)

10.	Share-Based Compensation Plans
Share-based incentive awards are provided to employees under our 2007 Incentive Award Plan (“2007 Plan”). The 2007 Plan is administered by the Compensation Committee of the Board of Directors ("Compensation Committee"). Awards under the 2007 Plan include stock options, restricted stock and other stock awards. The maximum number of shares of common stock that can be granted under the 2007 Plan is 17 million shares plus any shares awarded under the 2007 Plan and any prior plan that were forfeited or expired. Stock option awards reduce the number of shares available for grant on a one-for-one basis. All other awards reduce the number of shares available for grant by 2.5 shares for every one share of common stock awarded. The terms of each award and the exercise date are determined by the Compensation Committee. The 2007 Plan does not permit the holder of an award to elect cash settlement under any circumstances. At December 31, 2012, there were 384,826 shares available for grant under the 2007 Plan. If all shares available for grant were for awards other than stock options, shares available for grant would be 153,930.
Share-based compensation expense was $80.8 million, $74.5 million and $69.3 million in 2012, 2011 and 2010, respectively. At December 31, 2012, unamortized share-based compensation that will be expensed over the next 5 years is $302.5 million. We record a deferred tax asset for share-based compensation expense recognized for financial reporting that has not been deducted on our income tax return. If the actual tax deduction exceeds the deferred tax asset, the difference is recorded in additional paid-in capital (“APIC Pool”). If the actual tax deduction is less than the deferred tax asset and no APIC Pool exists, the difference is recorded in results of operations.
Stock Options
The exercise price of stock option awards may not be less than 100% of the market price of our common stock on the grant date and the option term cannot exceed ten years from the grant date. Typically, stock option awards vest 30% per year for the first two years and are fully vested three years from the grant date. Generally, stock option exercises are settled with treasury shares.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity for the three years ended December 31, 2012 was:

	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Balance January 1	18,301,409	$26.22	24,513,590	$26.64	40,832,715	$29.37
Options granted under 2007 Plan	60,000	$49.65	90,000	$45.05	335,000	$38.86
Options exercised	(12,673,529)	$26.47	(6,034,181)	$28.17	(14,125,525)	$33.03
Options forfeited	(97,000)	$35.98	(268,000)	$27.15	(2,528,600)	$36.58

Balance December 31	5,590,880	$25.72	18,301,409	$26.22	24,513,590	$26.64

Exercisable December 31	5,333,880	$24.89	9,672,909	$27.85	7,885,090	$31.80

Options outstanding and exercisable at December 31, 2012 were:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$23.40	to	$29.99	4,992,880	6.2 years	$23.61	4,992,880	$23.61
$30.00	to	$44.99	362,000	7.5 years	$38.57	206,000	$38.13
$45.00	to	$52.83	236,000	5.3 years	$50.64	135,000	$52.11

			5,590,880			5,333,880

The fair value of each grant was determined on the grant date using the Black-Scholes option valuation model. The Black-Scholes assumptions (without adjusting for the risk of forfeiture and lack of liquidity) and the weighted average fair value per share for options granted were:

	2012	2011			2010
Expected option lives	5 years	5 years			5 years
Risk free interest rate	0.8%	0.9%	-	1.8%	1.8%	-	2.6%
Expected volatility	29.5%	27.2%	-	29.2%	24.7%	-	27.0%
Dividend yield	3.1%	2.3% - 2.8%			1.9% - 2.4%
Weighted average fair value per option granted	$10.42	$9.57			$8.25
Restricted Stock
Restricted stock activity for the three years ended December 31, 2012 was:

	2012	2011	2010

Balance January 1	6,038,978	3,026,086	3,471,929
Shares granted	2,515,127	4,274,807	868,273
Shares vested	(981,737)	(1,096,441)	(1,089,136)
Shares forfeited	(330,878)	(165,474)	(224,980)

Balance December 31	7,241,490	6,038,978	3,026,086

Weighted average per share fair value of shares granted	$49.55	$44.51	$36.63

Weighted average per share fair value at December 31	$45.34	$43.32	$41.79

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted shares typically vest 20% per year, provided the employee remains employed by us and are fully vested five years from the grant date. Restricted shares may not be sold, transferred, pledged or otherwise encumbered until the forfeiture restrictions lapse. Under most circumstances, the employee forfeits the shares if employment ceases prior to the end of the restriction period.
Performance Restricted Stock Units
In 2011, the Compensation Committee granted 413,909 performance restricted stock units ("PRSUs") to certain employees at a weighted average grant price of $48.56 ("2011 PRSUs"). In 2012, the Compensation Committee granted 166,426 PRSUs to certain employees at a weighted average grant price of $49.13 ("2012 PRSUs"). Each PRSU represents the right to receive one share of common stock on vesting. The ultimate number of PRSUs received by the employee depends on the Company's average return on equity over a three year period compared to the average return on equity of a peer group of five principal competitors over the same period. The 2011 PRSUs vest over five years and the 2012 PRSUs vest over three years. One half of the 2011 PRSUs have a service only vesting condition and compensation expense is recognized on a straight-line basis over the service period. The other half of the 2011 PRSUs and all the 2012 PRSUs have a service and performance vesting condition and compensation expense is recognized on a graded-vesting basis. Over the performance period, the recognition of compensation expense is adjusted upward or downward based on our estimate of the probability of achievement of the performance target for the portion of the awards subject to the performance vesting condition. In 2012, 41,387 shares of the 2011 PRSUs subject to the service only vesting condition vested and were distributed to the employees. We assume that substantially all the 2011 PRSUs and 2012 PRSUs subject to the service and performance condition will vest.
PRSU activity of the years ended December 31, 2012 and 2011 was:

	2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance January 1	413,909	$48.56	—
Granted	166,426	49.13	413,909	$48.56
Distributed	(41,387)	48.56	—	—
Forfeited	—	—	—	—

Balance December 31	538,948	$48.74	413,909	$48.56

ESPP
We have an employee stock purchase plan (“ESPP”) that enables employees to purchase our common stock through payroll deductions over each plan quarter at 95% of the market price on the last trading day of the plan quarter. Purchases are limited to 10% of eligible compensation as defined by the Employee Retirement Income Security Act of 1974 (“ERISA”). Employees purchased 189,307 shares, 161,929 shares and 267,931 shares in 2012, 2011 and 2010, respectively, all of which were treasury shares, for which $8.6 million, $7.0 million and $9.7 million, respectively, was paid to us. At December 31, 2012, 9,366,378 shares are available for the ESPP.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Income Taxes
We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Our subsidiaries file tax returns in various foreign jurisdictions. Our principal foreign jurisdictions include the United Kingdom, France and Germany. The Internal Revenue Service has completed its examination of our federal tax returns through 2007 and has commenced an examination of our federal tax returns from 2008 through 2010. In addition, our subsidiaries’ tax returns in the United Kingdom, France and Germany have been examined through 2010, 2005 and 2004, respectively.
Income before income taxes for the three years ended December 31, 2012 was (in millions):

	2012	2011	2010

Domestic	$683.5	$581.0	$573.2
International	976.1	968.0	777.2

	$1,659.6	$1,549.0	$1,350.4

Income tax expense (benefit) for the three years ended December 31, 2012 was (in millions):

	2012	2011	2010
Current:
Federal	$163.3	$158.6	$107.2
State and local	40.1	14.4	11.7
International	298.3	239.5	233.1

	501.7	412.5	352.0

Deferred:
Federal	41.7	83.6	98.9
State and local	4.7	4.9	3.6
International	(21.0)	4.8	5.7

	25.4	93.3	108.2

	$527.1	$505.8	$460.2

A reconciliation from the statutory U.S. federal income tax rate to our effective tax rate is:

	2012	2011	2010

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	1.7	0.8	0.7
Reduction of tax on unremitted foreign earnings due to legal reorganization	(1.3)	—	—
Remeasurement gain Clemenger Group, tax rate differential	—	(2.6)	—
International tax rate differentials	(3.3)	(1.4)	(2.1)
Other	(0.3)	0.9	0.5

Effective tax rate	31.8%	32.7%	34.1%

Our effective tax rate for 2012 decreased to 31.8%, compared to 32.7% for 2011. In the fourth quarter of 2012, income tax expense was reduced by $53 million, primarily resulting from a reduction in the deferred tax liabilities for unremitted foreign earnings of certain of our operating companies located in the Asia Pacific region, as well as lower statutory tax rates in other foreign jurisdictions. In an effort to support our continued expansion and pursue operational efficiencies in the Asia Pacific region, we completed a legal reorganization in certain countries within the region.  As a result of the reorganization, our unremitted foreign earnings in the affected countries are subject to lower effective tax rates as compared to the U.S. statutory tax rate. Therefore we recorded a reduction in our deferred tax liabilities to reflect the lower tax rate that these earnings are

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subject to. The reduction in income tax expense was partially offset by a charge of approximately $16 million resulting from U.S. state and local tax accruals recorded for uncertain tax positions, net of U.S. federal income tax benefit.
Income tax expense for 2011 reflects a number of items that were recorded in the first quarter of 2011. These items include a $39.5 million tax benefit related to charges incurred in connection with our repositioning actions, a provision of $2.8 million related to the remeasurement gain and a provision of $9.0 million for agreed upon adjustments to income tax returns that were under examination in the first quarter of 2011. The tax benefit on the repositioning actions was calculated based on the jurisdictions where the charges were incurred and reflects the likelihood that we will be unable to obtain a tax benefit for all charges incurred. The remeasurement gain resulting from the acquisition of the controlling interest in Clemenger created a difference between the book basis and tax basis of our investment. Because this basis difference is not expected to reverse, no deferred taxes were provided and the tax provision recorded represents the incremental U.S. tax on acquired historical unremitted earnings. The $9.0 million charge resulted from adjustments to U.S. income tax returns for calendar years 2005, 2006 and 2007 that were agreed upon and recorded in the first quarter of 2011.
Included in income tax expense was $2.5 million, $2.8 million and $3.9 million in 2012, 2011 and 2010, respectively, of interest, net of tax benefit, and penalties related to tax positions taken on our tax returns. At December 31, 2012 and 2011, the accrued interest and penalties were $18.8 million and $10.7 million, respectively.
The components of deferred tax assets and liabilities at December 31, 2012 and 2011 were (in millions):

	2012	2011
Deferred tax assets:
Compensation and severance	$283.0	$291.5
Tax loss and credit carryforwards	176.1	156.3
Basis differences from acquisitions	20.7	37.2
Basis differences from short-term assets and liabilities	31.8	33.6
Other	44.2	19.8

Deferred tax assets	555.8	538.4
Valuation allowance	(47.8)	(24.9)

Net deferred tax assets	$508.0	$513.5

Deferred tax liabilities:
Goodwill and intangible assets	$635.2	$577.4
Financial instruments	508.7	480.3
Unremitted foreign earnings	124.7	143.2
Basis differences from investments	12.2	11.1

Deferred tax liabilities	$1,280.8	$1,212.0

Net deferred tax assets (liabilities)	$(772.8)	$(698.5)

Substantially all the deferred tax liability for financial instruments at December 31, 2012 and 2011, relates to our Convertible Debt.
Our net deferred tax assets and (liabilities) at December 31, 2012 and 2011, were classified as follows (in millions):

	2012	2011

Other current assets - Deferred taxes	$160.2	$169.1
Long-term deferred tax liabilities	(933.0)	(867.6)

	$(772.8)	$(698.5)

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The American Recovery and Reinvestment Act of 2009 (“ARRA”) provided an election where qualifying cancellation of indebtedness income for debt reacquired in 2009 and 2010 can be deferred and included in taxable income ratably over the five taxable years beginning in 2014 and ending in 2018. In 2009 and 2010, we reacquired and retired $1,382.0 million of our Convertible Debt resulting in a tax liability of approximately $340 million that is included in the deferred tax liability for financial instruments. Under the ARRA, we expect to pay this liability during the deferral period beginning in 2014 and continuing through 2018.
We have concluded that it is more likely than not that we will be able to realize our net deferred tax assets in future periods because results of future operations are expected to generate sufficient taxable income. The valuation allowance of $47.8 million and $24.9 million at December 31, 2012 and 2011, respectively, relates to tax loss and credit carryforwards in the Unites States and international jurisdictions. Our tax loss and credit carryforwards are available to us for periods ranging from 5 to 20 years, which is in excess of the forecasted utilization of such carryforwards. To the extent that future tax deductions for share-based compensation are less than the deferred tax assets resulting from recording book share-based compensation expense, we expect to have a sufficient pool of excess tax benefits within the APIC Pool available to offset any potential future shortfalls.
We have not provided for U.S. federal income and foreign withholding taxes on approximately $1.4 billion of cumulative undistributed earnings of certain foreign subsidiaries. We intend to indefinitely reinvest these undistributed earnings in our international operations. Accordingly, we currently have no plans to repatriate these funds. As such, we do not know the time or manner in which we would repatriate these funds. Because the time or manner of repatriation is uncertain, we cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings and therefore cannot quantify the tax liability. We have provided $124.7 million of U.S. taxes, which are included in deferred tax liabilities, on cumulative undistributed earnings of certain foreign subsidiaries of approximately $1.8 billion that are not indefinitely reinvested. Changes in international tax rules or changes in U.S. tax rules and regulations covering international operations and foreign tax credits may affect our future reported financial results or the way we conduct our business.
A reconciliation of our unrecognized tax benefits at December 31, 2012 and 2011 is (in millions):

	2012	2011

Balance January 1	$157.8	$165.1
Additions:
Current year tax positions	17.1	12.2
Prior year tax positions	27.3	12.5
Reduction of prior year tax positions	(7.9)	(14.8)
Settlements	(0.2)	(16.7)
Lapse of statute of limitations	(6.0)	—
Foreign currency translation	0.5	(0.5)

Balance December 31	$188.6	$157.8

The majority of the liability for uncertain tax positions is included in long-term liabilities in our balance sheet. Approximately $69.7 million and $62.4 million of the liability for uncertain tax positions at December 31, 2012 and 2011, respectively, would affect our effective tax rate upon resolution of the uncertain tax positions.

12.	Pension and Other Postemployment Benefits
Defined Contribution Plans
Our domestic and international subsidiaries provide retirement benefits for their employees primarily through defined contribution profit sharing and savings plans. Contributions to these plans vary by subsidiary and have generally been in amounts up to the maximum percentage of total eligible compensation of participating employees that is deductible for income tax purposes. Contribution expense was $113.5 million, $102.1 million and $83.9 million in 2012, 2011 and 2010, respectively.
Defined Benefit Pension Plans
Certain of our subsidiaries sponsor noncontributory defined benefit pension plans. Two of our U.S. businesses and several of our non-U.S. businesses sponsor pension plans. These plans provide benefits to employees based on formulas recognizing length of service and earnings. The U.S. plans cover approximately 1,200 participants, are closed to new participants and do not accrue future benefit credits. The non-U.S. plans cover approximately 6,900 participants, are not covered by ERISA and include plans required by local law.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, we have a Senior Executive Restrictive Covenant and Retention Plan (“Retention Plan”) for certain executive officers of Omnicom selected to participate by the Compensation Committee. The Retention Plan is a non-qualified deferred compensation severance plan that was adopted to secure non-competition, non-solicitation, non-disparagement and ongoing consulting services from such executive officers and to strengthen the retention aspect of executive officer compensation. The Retention Plan provides annual payments upon termination following at least seven years of service with Omnicom or its subsidiaries to the participants or to their beneficiaries. A participant’s annual benefit is payable for 15 consecutive calendar years following termination, but in no event prior to age 55. The annual benefit is equal to the lesser of (i) the participant’s final average pay times an applicable percentage, which is based upon the executive’s years of service as an executive officer, not to exceed 35% or (ii) $1.5 million, adjusted for cost-of-living not to exceed 2.5% per year. The Retention Plan is unfunded and benefits will be paid when due.
The components of net periodic benefit cost for the three years ended December 31, 2012 were (in millions):

	2012	2011	2010

Service cost	$6.6	$5.8	$3.9
Interest cost	7.6	6.5	6.1
Expected return on plan assets	(3.5)	(3.5)	(3.5)
Amortization of prior service cost	3.1	3.1	2.5
Amortization of actuarial (gains) losses	1.0	0.3	0.6
Curtailments and settlements	—	—	1.2

	$14.8	$12.2	$10.8

Included in accumulated other comprehensive income at December 31, 2012 and 2011 were unrecognized actuarial gains and losses and unrecognized prior service cost of $90.3 million, $55.5 million net of tax, and $66.2 million, $41.2 million net of tax, respectively, that have not yet been recognized in net periodic benefit cost. The unrecognized actuarial gains and losses and unrecognized prior service cost included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost in 2013 is $4.6 million.
The weighted average assumptions used to determine net periodic benefit cost for the three years ended December 31, 2012 were:

	2012	2011	2010

Discount rate	4.6%	5.1%	5.6%
Compensation increases	1.8%	1.6%	2.3%
Expected return on plan assets	6.0%	6.2%	6.7%
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
Our funding policy is to contribute amounts sufficient to meet minimum funding requirements in accordance with the applicable employee benefit and tax laws that the plans are subject to, plus such additional amounts as we may determine to be appropriate. We contributed $9.1 million, $7.8 million, $7.5 million to our defined benefit pension plans in 2012, 2011 and 2010, respectively. We do not expect our 2013 contributions to differ materially from our 2012 contributions.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2012 and 2011, the benefit obligation, fair value of plan assets and the funded status of our defined benefit pension plans were (in millions):

	2012	2011

Benefit Obligation
Benefit obligation January 1	$146.3	$130.0
Service cost	6.6	5.8
Interest cost	7.6	6.5
Amendments, curtailments, and settlements	—	(13.6)
Actuarial (gains) losses	30.5	23.1
Benefits paid	(4.7)	(5.1)
Foreign currency translation and other	2.1	(0.4)

Benefit obligation December 31	$188.4	$146.3

Fair Value of Plan Assets
Fair value of assets January 1	$50.5	$53.9
Actual return on plan assets	6.5	(0.6)
Employer contributions	9.1	7.8
Benefits paid	(4.7)	(5.1)
Settlements	—	(5.4)
Foreign currency translation and other	1.3	(0.1)

Fair value of plan assets December 31	$62.7	$50.5

Funded Status December 31	$(125.7)	$(95.8)

At December 31, 2012 and 2011 the funded status was classified as follows (in millions):

	2012	2011

Other assets	$3.5	$1.9
Other current liabilities	(1.4)	(1.3)
Long-term liabilities	(127.8)	(96.4)

	$(125.7)	$(95.8)

The accumulated benefit obligation for our defined benefit pension plans at December 31, 2012 and 2011, was $176.5 million and $135.8 million, respectively.
At December 31, 2012 and 2011, plans with benefit obligations in excess of plan assets were (in millions):

	2012	2011

Benefit obligation	$168.8	$136.4
Plan assets	39.6	38.7

	$129.2	$97.7

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average assumptions used to determine the benefit obligation at December 31, 2012 and 2011, were:

	2012	2011

Discount rate	3.7%	4.6%
Compensation increases	1.7%	1.4%
At December 31, 2012, the estimated benefits expected to be paid over the next 10 years are (in millions):

2013	$4.8
2014	6.2
2015	5.9
2016	6.6
2017	7.3
2018 - 2022	54.6
The fair value of plan assets at December 31, 2012 and 2011 were (in millions):

	Level 1	Level 2	Level 3	Total
2012
Cash	$2.3			$2.3
Mutual funds	36.8			36.8
Unit trusts	20.6			20.6
Insurance contracts			$2.9	2.9
Other		$0.1		0.1

	$59.7	$0.1	$2.9	$62.7

	Level 1	Level 2	Level 3	Total
2011
Cash	$1.6			$1.6
Mutual funds	29.7			29.7
Unit trusts	17.3			17.3
Insurance contracts			$1.7	1.7
Other		$0.2		0.2

	$48.6	$0.2	$1.7	$50.5

Mutual funds and unit trusts are publicly traded and are valued using quoted market prices. The mutual funds and unit trusts include investments in equity and fixed income securities. Insurance contract primarily consist of guaranteed investment contracts. Other investments primarily consist of commingled short-term investment funds.
Changes in the fair value of plan assets measured using Level 3 inputs at December 31, 2012 and 2011, were (in millions):

	2012	2011

Balance January 1	$1.7	$6.1
Actual return on assets	0.1	0.1
Purchases, sales and settlements, net	1.1	(4.5)

Balance December 31	$2.9	$1.7

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average asset allocations at December 31, 2012 and 2011 were:

	2012		2011
	Target Allocation	Actual Allocation	Actual Allocation

Cash	2%	3%	3%
Mutual funds	56%	59%	59%
Unit trusts	35%	33%	34%
Insurance contracts	5%	5%	3%
Other	2%	—%	1%

	100%	100%	100%

Risk tolerance for these plans is established through consideration of plan liabilities, funded status and evaluation of the overall investment environment. The investment portfolios contain a diversified blend of equity and fixed-income investments. Equity investments are diversified across geography and market capitalization through investment in large and medium capitalization U. S. and international equities and U. S. and international debt securities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, and periodic asset/liability studies and investment portfolio reviews.
Postemployment Arrangements
We have executive retirement agreements under which benefits will be paid to participants or to their beneficiaries over periods up to ten years beginning after cessation of full-time employment. Our postemployment arrangements are unfunded and benefits are paid when due.
The components of net periodic benefit cost for the three years ended December 31, 2012 were (in millions):

	2012	2011	2010

Service cost	$4.1	$3.9	$1.8
Interest cost	4.7	4.7	3.9
Amortization of prior service cost	0.7	0.6	0.6
Amortization of actuarial (gains) losses	2.0	2.1	1.0

	$11.5	$11.3	$7.3

Included in accumulated other comprehensive income at December 31, 2012 and 2011 were unrecognized actuarial gains and losses and unrecognized prior service cost of $57.2 million, $34.3 million net of income taxes, and $44.9 million, $26.9 million net of income taxes, respectively, that have not yet been recognized in the net periodic benefit cost. The unrecognized actuarial gains and losses and unrecognized prior service cost included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost in 2013 is $3.8 million.
The weighted average assumptions used to determine net periodic benefit cost for the three years ended December 31, 2012 were:

	2012	2011	2010

Discount rate	4.9%	5.0%	5.0%
Compensation increases	3.5%	3.5%	3.5%
Experience gains and losses and effects of changes in actuarial assumptions are amortized over a period no longer than the expected average future service of active employees.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2012 and 2011, the benefit obligation was (in millions):

	2012	2011

Benefit obligation January 1	$105.2	$104.7
Service cost	4.1	3.9
Interest cost	4.7	4.7
Actuarial (gains) losses	15.0	2.6
Benefits paid	(10.3)	(10.7)

Benefit obligation December 31	$118.7	$105.2

At December 31, 2012 and 2011, the liability was classified as follows (in millions):

	2012	2011

Other current liabilities	$9.9	$10.2
Long-term liabilities	108.8	95.0

	$118.7	$105.2

The weighted average assumptions used to determine the benefit obligation at December 31, 2012 and 2011, were:

	2012	2011

Discount rate	3.7%	4.9%
Compensation increases	3.5%	3.5%
At December 31, 2012, the estimated benefits expected to be paid over the next 10 years are (in millions):

2013	$9.9
2014	9.5
2015	8.2
2016	8.4
2017	7.4
2018 - 2022	28.5

13.	Supplemental Cash Flow Data
Changes in operating capital for the three years ended December 31, 2012 were (in millions):

	2012	2011	2010

(Increase) decrease in accounts receivable	$(218.7)	$(471.4)	$(292.4)
(Increase) decrease in work in process and other current assets	4.8	(53.2)	(209.7)
Increase (decrease) in accounts payable	127.8	262.7	455.9
Increase (decrease) in customer advances and other current liabilities	(151.8)	(4.5)	183.2
Change in other assets and liabilities, net	263.1	295.6	173.3

	$25.2	$29.2	$310.3

Income taxes paid	$321.1	$365.4	$293.3

Interest paid	$165.5	$153.9	$140.8

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Noncontrolling Interests
Changes in our ownership interests in our less than 100% owned subsidiaries during the three years ended December 31, 2012, were (in millions):

	2012	2011	2010

Net income attributed to Omnicom Group Inc.	$998.3	$952.6	$827.7
Transfers (to) from noncontrolling interests:
Increase in additional paid-in capital from sale of shares in noncontrolling interests	2.6	4.8	2.2
Decrease in additional paid-in capital from purchase of shares in noncontrolling interests	(30.7)	(37.6)	(26.0)

Net transfers (to) from noncontrolling interests	(28.1)	(32.8)	(23.8)

Changes in net income attributed to Omnicom Group Inc. and transfers (to) from noncontrolling interests	$970.2	$919.8	$803.9

15.	Leases
We lease substantially all our office space under operating leases and certain equipment under operating and capital leases that expire at various dates. Office leases may provide for additional renewal periods at our option. In circumstances where the exercise of the renewal option is reasonably assured at the inception of the lease, the renewal period is included in the determination of the lease term. Office leases may include scheduled rent increases and concessions, such as rent abatements and landlord incentives and tenant improvement allowances. Scheduled rent increases are recognized on a straight-line basis over the lease term. Concessions are recorded as deferred rent and are amortized to rent expense on a straight-line basis over the lease term. Certain office leases require payment of real estate taxes and other occupancy costs. These costs are not included in rent expense. Leasehold improvements made at inception or during the lease term are amortized over the shorter of the asset life or the lease term, which may include renewal periods where the renewal is reasonably assured.
Rent expense for the three years ended December 31, 2012, was (in millions):

	2012	2011	2010
Office base rent	$390.5	$381.6	$374.4
Less third party sublease rent	10.4	12.8	16.3

Net office rent	380.1	368.8	358.1
Equipment rent	36.3	42.7	46.4

	$416.4	$411.5	$404.5

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under non-cancelable operating and capital leases, reduced by third party sublease rent receivable from existing non-cancelable subleases, are (in millions):

	Operating Leases			Capital Leases
	Gross Rent	Less Sublease Rent	Net Rent	Minimum Lease Payments
2013	$399.7	$7.6	$392.1	$24.1
2014	298.7	6.0	292.7	15.6
2015	229.3	4.0	225.3	8.5
2016	170.0	1.3	168.7	4.5
2017	146.5	1.0	145.5	3.2
Thereafter	359.4	0.2	359.2	3.1

	$1,603.6	$20.1	$1,583.5

Total minimum lease payments				59.0
Less interest component				1.7

Present value of minimum lease payments				$57.3

Property under capital lease and capital lease obligations as of December 31, 2012 and 2011 were (in millions):

	2012	2011
Property under capital lease:
Cost	$126.3	$111.4
Accumulated depreciation	(71.3)	(59.4)

	$55.0	$52.0

Capital lease obligations:
Current	$23.4	$24.1
Long-term	33.9	31.8

	$57.3	$55.9

Depreciation expense for property under capital lease was $25.9 million, $25.0 million and $23.0 million in 2012, 2011 and 2010, respectively.

16.	Temporary Equity - Redeemable Noncontrolling Interests
Owners of noncontrolling equity interests in certain of our subsidiaries have the right in certain circumstances to require us to purchase additional equity interests at fair value as defined in the applicable agreements. Assuming that the subsidiaries perform over the relevant periods at their current profit levels, at December 31, 2012, the aggregate estimated maximum amount we could be required to pay in future periods is $198.4 million, of which $113.1 million is currently exercisable by the holders. If these rights are exercised, there would be an increase in the net income attributable to Omnicom as a result of our increased ownership interest and the reduction of net income attributable to noncontrolling interests. The ultimate amount paid could be significantly different because the redemption amount is primarily dependent on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates.

17.	Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    Fair Value
Financial assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and 2011 were (in millions):

2012	Level 1	Level 2	Level 3	Total

Assets:
Cash and cash equivalents	$2,678.3			$2,678.3
Short-term investments	20.6			20.6
Available-for-sale securities	3.9			3.9
Forward foreign exchange contracts		$0.5		0.5

Liabilities:
Contingent purchase price obligations			$266.2	$266.2

2011	Level 1	Level 2	Level 3	Total

Assets:
Cash and cash equivalents	$1,781.2			$1,781.2
Short-term investments	23.8			23.8
Available-for-sale securities	3.8			3.8

Liabilities:
Forward foreign exchange contracts		$0.1		$0.1
Contingent purchase price obligations			$142.6	142.6
The changes in Level 3 contingent purchase price obligations for the three years ended December 31, 2012, were (in millions):

	2012	2011	2010

Balance January 1	$142.6	$93.8	$13.8
Acquisitions	165.2	74.1	87.8
Revaluation and interest	(13.2)	(0.2)	1.7
Payments	(32.2)	(22.1)	(9.6)
Foreign currency translation	3.8	(3.0)	0.1

Balance December 31	$266.2	$142.6	$93.8

The carrying amount and fair value of our financial instruments at December 31, 2012 and 2011 were (in millions):

	2012		2011

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	$2,678.3	$2,678.3	$1,781.2	$1,781.2
Short-term investments	20.6	20.6	23.8	23.8
Forward foreign exchange contracts	0.5	0.5
Available-for-sale securities	3.9	3.9	3.8	3.8
Cost method investments	23.1	23.1	23.6	23.6

Liabilities:
Short-term borrowings	$6.4	$6.4	$9.5	$9.5
Forward foreign exchange contracts			0.1	0.1
Contingent purchase price obligations	266.2	266.2	142.6	142.6
Debt	4,448.9	4,857.3	3,183.6	3,370.5

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of derivative positions in forward foreign exchange contracts is determined using model-derived valuations, taking into consideration market rates and counterparty credit risk. Forward foreign exchange contracts were included in other current assets and other current liabilities in our balance sheet at December 31, 2012 and 2011, respectively. The estimated fair value of the contingent purchase price obligations is calculated in accordance with the terms of each acquisition agreement and are appropriately discounted. The fair value of debt is based on quoted market prices.

19.	Derivative Instruments and Hedging Activities
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
As a result of using derivative instruments, we are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we have a policy of only entering into contracts with carefully selected major financial institutions based on specific minimum credit standards and other factors.
We evaluate the effects of changes in foreign currency exchange rates, interest rates and other relevant market risks on our derivative instruments. We periodically determine the potential loss from market risk on our derivative instruments by performing a value-at-risk analysis ("VaR"). VaR is a statistical model that utilizes historical currency exchange and interest rate data to measure the potential impact on future earnings of our derivative financial instruments assuming normal market conditions. The VaR model is not intended to represent actual losses but is used as a risk estimation and management tool. Based on the results of the model, we estimate with 95% confidence a maximum one-day loss in fair value on our derivative financial instruments at December 31, 2012 was not material.
Foreign Exchange Risk
Our regional treasury centers in North America, Europe and Asia centralize and manage our cash. As an integral part of our treasury operations, we use multicurrency pool arrangements to manage the foreign exchange risk between subsidiaries and the treasury centers from which they borrow or invest funds. In certain circumstances, instead of using a multicurrency pool, operations can borrow or invest on an intercompany basis with a treasury center operating in a different currency. To manage the foreign exchange risk associated with these transactions, we use forward foreign exchange contracts. At December 31, 2012 and 2011, we had forward foreign exchange contracts outstanding with an aggregate notional amount of $181.5 million and $120.8 million, respectively, mitigating the foreign exchange risk of the intercompany borrowing and investment activities. Additionally, the treasury centers use forward foreign exchange contracts to mitigate the foreign currency risk associated with activities when revenue and expenses are not denominated in the same currency. In these instances, amounts are promptly settled or hedged with forward foreign exchange contracts. At December 31, 2012 and 2011, we had forward foreign exchange contracts outstanding with an aggregate notional amount of $63.6 million and $71.6 million, respectively, mitigating the foreign exchange risk related to these activities. See Note 18 for a discussion of the fair value of these instruments. The terms of our forward contracts are generally less than 90 days. The changes in the fair value of these contracts and of the underlying exposures generally offset and are included in our results of operations. By using these financial instruments, we reduced financial risk of adverse foreign exchange changes by foregoing any gain (reward) which might have occurred if the markets moved favorably.
Interest Rate Risk
From time to time, we issue debt in the capital markets. In prior years we have used interest rate swaps to manage our overall interest cost. At December 31, 2012 and 2011, there were no interest rate swaps outstanding.

20.	New Accounting Standards
On January 1, 2012, FASB Accounting Standards Update ("ASU") No. 2011-08, Testing Goodwill for Impairment became effective. This standard gives a company the option of either performing Step 1 of the goodwill impairment test or performing a qualitative assessment to determine whether performing Step 1 of the goodwill impairment test is necessary. A company may choose to perform the qualitative assessment for some or all of its reporting units or may bypass the qualitative assessment for any reporting unit in any period and proceed directly to Step 1 of the impairment test. We performed our annual impairment test at the end of the second quarter (see Note 5).

On January 31, 2013, FASB issued FASB ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities ("ASU 2013-01"). This standard requires enhanced disclosure about financial instruments and derivative instruments that are either (1) offset in the statement of financial position or (2) subject to an enforceable master netting arrangement. ASU 2013-01 is effective for fiscal years beginning January 1, 2013 and all interim periods in that year and requires retrospective disclosure for all comparative periods. ASU 2013-01 is not expected to have a material impact on our financial position or financial statement disclosures.
On January 31, 2013, the FASB ratified Emerging Issues Task Force Issue 11-A, Parents Accounting for Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“EITF 11-A”). Under EITF 11-A when: (1) a parent sells an investment in a foreign entity and ceases to have a controlling interest in that foreign entity or a foreign subsidiary disposes of substantially all of its assets or (2) control of a foreign entity is obtained in which it held an equity interest before the acquisition date, the cumulative translation adjustment should be released into net income. EITF 11-A is effective prospectively for annual and interim periods beginning January 1, 2014, but early adoption is permitted. However, we are not yet in a position to assess the impact on our results of operations or financial position on adoption of EITF 11-A.
On February 5, 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires disclosure either on the face of the income statement or in the notes to the financial statements of significant amounts reclassified out of accumulated other comprehensive income in their entirety. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for annual and interim periods beginning January 1, 2013. We will adopt ASU 2013-02 for the quarter ending March 31, 2013. ASU 2013-02 affects financial statement disclosure only and its adoption will not affect our results of operations or financial position.

21.	Subsequent Events
We have evaluated events subsequent to the balance sheet date and determined there have not been any events that have occurred that would require adjustment to or disclosure in our financial statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
Quarterly Results of Operations (Unaudited)
(In millions, except per share amounts)

The Company’s unaudited quarterly results of operations for the years ended December 31, 2012 and 2011 were:

	Quarter
	First	Second	Third	Fourth
Revenue
2012	$3,307.3	$3,561.0	$3,406.6	$3,944.5
2011	3,151.3	3,487.4	3,380.9	3,852.9
Operating Expenses
2012	2,944.8	3,054.6	3,019.3	3,396.5
2011	2,829.2	2,999.3	3,007.5	3,365.5
Operating Income
2012	362.5	506.4	387.3	548.0
2011	322.1	488.1	373.4	487.4
Net Income - Omnicom Group Inc.
2012	204.6	282.7	203.9	307.1
2011	201.9	275.1	203.7	271.9
Net Income Per Share Omnicom Group Inc. - Basic
2012	0.73	1.03	0.75	1.13
2011	0.70	0.98	0.73	0.97
Net Income Per Share Omnicom Group Inc. - Diluted
2012	0.72	1.02	0.74	1.13
2011	0.69	0.96	0.72	0.96

OMNICOM GROUP INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2012
(In millions)

Column A	Column B	Column C	Column D	Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectible Receivables	Translation Adjustments (Increase) Decrease	Balance at End of Period
Valuation accounts deducted from assets:
Allowance for Doubtful Accounts:
December 31, 2012	$40.6	$11.4	$16.5	$(0.4)	$35.9
December 31, 2011	46.7	8.1	13.2	1.0	40.6
December 31, 2010	59.5	9.5	21.8	0.5	46.7

S-1