Form 10-Q
period 2013-03-31
OMNICOM GROUP INC.
filed 2013-04-22
CIK 29989

____________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
_________________________
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
__________________________
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
_________________________
As of April 15, 2013, there were 258,583,500 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31, 2013	December 31, 2012

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,071.8	$2,678.3
Short-term investments, at cost	18.5	20.6
Accounts receivable, net of allowance for doubtful accounts of $33.0 and $35.9	6,313.2	6,958.2
Work in process	1,188.9	1,008.4
Other current assets	1,008.8	995.9

Total Current Assets	10,601.2	11,661.4

Property and Equipment at cost, less accumulated depreciation of $1,205.3 and $1,234.8	708.0	723.8
Equity Method Investments	154.4	155.2
Goodwill	8,713.9	8,844.2
Intangible Assets, net of accumulated amortization of $515.0 and $498.0	434.9	456.1
Other Assets	295.9	311.2

TOTAL ASSETS	$20,908.3	$22,151.9

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$7,294.7	$8,296.7
Customer advances	1,243.8	1,231.5
Current portion of debt	0.4	0.4
Short-term borrowings	11.6	6.4
Taxes payable	238.3	264.4
Other current liabilities	2,154.5	2,076.4

Total Current Liabilities	10,943.3	11,875.8

Long-Term Notes Payable	3,786.9	3,789.1
Convertible Debt	659.4	659.4
Long-Term Liabilities	725.1	739.9
Long-Term Deferred Tax Liabilities	944.0	933.0
Commitments and Contingent Liabilities (See Note 11)
Temporary Equity - Redeemable Noncontrolling Interests	191.5	198.4
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	59.6	59.6
Additional paid-in capital	844.6	836.6
Retained earnings	8,492.9	8,394.4
Accumulated other comprehensive income (loss)	(300.4)	(129.5)
Treasury stock, at cost	(5,923.6)	(5,700.3)

Total Shareholders’ Equity	3,173.1	3,460.8
Noncontrolling interests	485.0	495.5

Total Equity	3,658.1	3,956.3

TOTAL LIABILITIES AND EQUITY	$20,908.3	$22,151.9

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,

	2013	2012

Revenue	$3,398.9	$3,307.3
Operating Expenses	3,027.2	2,944.8

Operating Income	371.7	362.5

Interest Expense	49.0	38.5
Interest Income	8.1	9.3

Income Before Income Taxes and Income From Equity Method Investments	330.8	333.3
Income Tax Expense	109.2	109.3
Income From Equity Method Investments	3.2	2.0

Net Income	224.8	226.0
Less: Net Income Attributed To Noncontrolling Interests	19.7	21.4

Net Income - Omnicom Group Inc.	$205.1	$204.6

Net Income Per Share - Omnicom Group Inc.:
Basic	$0.76	$0.73
Diluted	$0.76	$0.72

Dividends Declared Per Common Share	$0.40	$0.30

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,

	2013	2012

Net Income	$224.8	$226.0

Unrealized gain on available-for-sale securities, net of income taxes of $0.1 for the three months ended March 31, 2013	0.2	—
Foreign currency translation adjustment, net of income taxes of ($94.5) and $49.8 for the three months ended March 31, 2013 and 2012, respectively	(183.3)	96.7
Defined benefit pension and postemployment plans adjustment, net of income taxes of $1.3 and $0.7 for the three months ended March 31, 2013 and 2012, respectively	1.7	1.1

Other Comprehensive Income	(181.4)	97.8

Comprehensive Income	43.4	323.8
Less: Comprehensive Income attributed to noncontrolling interests	9.2	23.6

Comprehensive Income - Omnicom Group Inc.	$34.2	$300.2

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,

	2013	2012

Cash Flows from Operating Activities:
Net income	$224.8	$226.0
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	45.7	45.3
Amortization of intangible assets	25.4	24.0
Amortization of deferred gain from termination of interest rate swaps	(1.8)	(1.8)
Income from equity method investments, net of dividends received	(0.9)	0.6
Provision for doubtful accounts	(0.4)	1.5
Share-based compensation	22.1	26.3
Excess tax benefit from share-based compensation	(12.8)	(11.4)
Change in operating capital	(511.8)	(311.0)

Net Cash Used In Operating Activities	(209.7)	(0.5)

Cash Flows from Investing Activities:
Payments to acquire property and equipment	(38.2)	(45.6)
Payments to acquire businesses and interests in affiliates, net of cash acquired	(0.9)	(30.4)
Proceeds from investments	2.7	18.8

Net Cash Used In Investing Activities	(36.4)	(57.2)

Cash Flows from Financing Activities:
Proceeds from short-term debt	5.4	1.9
Payments of dividends	—	(69.8)
Payments for repurchase of common stock	(273.5)	(254.7)
Proceeds from stock plans	22.4	90.4
Payments for acquisition of additional noncontrolling interests	(5.6)	(1.3)
Payments of dividends to noncontrolling interest shareholders	(23.0)	(23.0)
Payments of contingent purchase price obligations	(13.5)	(1.4)
Excess tax benefit on share-based compensation	12.8	11.4
Other, net	(9.3)	(5.8)

Net Cash Used In Financing Activities	(284.3)	(252.3)

Effect of exchange rate changes on cash and cash equivalents	(76.1)	31.5

Net Decrease in Cash and Cash Equivalents	(606.5)	(278.5)

Cash and Cash Equivalents at the Beginning of the Period	2,678.3	1,781.2

Cash and Cash Equivalents at the End of the Period	$2,071.8	$1,502.7

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Presentation of Financial Statements
The terms “Omnicom,” “we,” “our” and “us” each refer to Omnicom Group Inc. and our subsidiaries, unless the context indicates otherwise. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”) for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure have been condensed or omitted.
In our opinion, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, in all material respects, of the information contained herein. These unaudited condensed financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”). Results for the interim periods are not necessarily indicative of results that may be expected for the year.
2. New Accounting Standards
On January 1, 2013, we adopted FASB Accounting Standards Update ("ASU") No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities ("ASU 2013-01"). ASU 2013-01 amended existing guidance by requiring additional disclosure about financial instruments and derivative instruments that are either (1) offset in the statement of financial position or (2) subject to an enforceable master netting arrangement. ASU 2013-01 requires retrospective disclosure for all comparative periods. The adoption of ASU 2013-01 did not have a material impact on our financial position or financial statement disclosure.
As of March 31, 2013, we adopted FASB ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 amended existing guidance by requiring additional disclosure either on the face of the income statement or in the notes to the financial statements of significant amounts reclassified out of accumulated other comprehensive income. ASU 2013-01 requires prospective adoption, and effects financial statement disclosure only. The adoption of ASU 2013-01 had no affect on our results of operations or financial position.
3. Net Income per Common Share
Net income per common share is based on the weighted average number of common shares outstanding during each period. Diluted net income per common share is based on the weighted average number of common shares outstanding, plus, if dilutive, common share equivalents, which include outstanding stock options and restricted stock, and shares issuable for the conversion value of our convertible debt.
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

The computations of basic and diluted net income per common share for the three months ended March 31, 2013 and 2012 were (in millions, except per share amounts):

	2013	2012

Net Income Available for Common Shares:
Net income - Omnicom Group Inc.	$205.1	$204.6
Net income allocated to participating securities	(5.4)	(4.5)

Net income available for common shares	$199.7	$200.1

Weighted Average Shares:
Basic	261.0	273.3
Dilutive stock options and restricted shares and shares issuable for the conversion value of convertible debt	2.2	4.2

Diluted	263.2	277.5

Anti-dilutive stock options and restricted shares	0.1	0.2

Net Income per Common Share - Omnicom Group Inc.:
Basic	$0.76	$0.73
Diluted	$0.76	$0.72

4. Goodwill and Intangible Assets
Goodwill and intangible assets at March 31, 2013 and December 31, 2012 were (in millions):

	2013			2012

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Goodwill	$9,279.8	$565.9	$8,713.9	$9,424.3	$580.1	$8,844.2

Intangible assets:
Purchased and internally developed software	$281.9	$220.4	$61.5	$283.3	$218.8	$64.5
Customer related and other	668.0	294.6	373.4	670.8	279.2	391.6

	$949.9	$515.0	$434.9	$954.1	$498.0	$456.1

Changes in goodwill for the three months ended March 31, 2013 and 2012 were (in millions):

	2013	2012

Balance January 1	$8,844.2	$8,456.3
Acquisitions	1.5	35.4
Dispositions	(0.6)	(0.5)
Foreign currency translation	(131.2)	83.3

Balance March 31	$8,713.9	$8,574.5

There were no goodwill impairment losses recorded in the first three months of 2013 or 2012 and there are no accumulated goodwill impairment losses. Goodwill resulting from acquisitions completed during 2013 and 2012 includes $0.7 million and $140.9 million, respectively, of goodwill attributed to noncontrolling interests in the acquired businesses.

5. Debt
Lines of Credit
We have committed and uncommitted lines of credit. We have a $2.5 billion committed line of credit ("Credit Agreement") with a consortium of banks expiring on October 12, 2016. We have the ability to classify borrowings under the Credit Agreement as long-term. The Credit Agreement provides support for up to $1.5 billion of commercial paper issuances, as well as back-up liquidity in the event that any of our convertible notes are put back to us. The issuance of commercial paper reduces the amount available under the Credit Agreement. At March 31, 2013, there were no outstanding commercial paper issuances or borrowings under the Credit Agreement. At March 31, 2013 and December 31, 2012, we had various uncommitted lines of credit aggregating $919.7 million and $878.2 million, respectively.
Our available and unused lines of credit at March 31, 2013 and December 31, 2012 were (in millions):

	2013	2012

Credit Agreement	$2,500.0	$2,500.0
Uncommitted lines of credit	919.7	878.2

Available and unused lines of credit	$3,419.7	$3,378.2

The Credit Agreement contains financial covenants that restrict our ability to incur indebtedness as defined in the agreement. These financial covenants limit the Leverage Ratio of total consolidated indebtedness to total consolidated EBITDA to no more than 3 times for the most recently ended 12 month period (under the Credit Agreement, EBITDA is defined as earnings before interest, taxes, depreciation and amortization). We are also required to maintain a minimum Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12 month period. At March 31, 2013 we were in compliance with these covenants, as our Leverage Ratio was 2.1 times and our Interest Coverage Ratio was 11.0 times. The Credit Agreement does not limit our ability to declare or pay dividends.
Short-Term Borrowings
Short-term borrowings of $11.6 million and $6.4 million at March 31, 2013 and December 31, 2012, respectively, represent bank overdrafts and credit lines of our international subsidiaries. The bank overdrafts and credit lines are treated as unsecured loans pursuant to the agreements supporting the facilities. Due to the short-term nature of these instruments, carrying value approximates fair value.
Long-Term Notes Payable
Long-term notes payable at March 31, 2013 and December 31, 2012 were (in millions):

	2013	2012

5.90% Senior Notes due April 15, 2016	$1,000.0	$1,000.0
6.25% Senior Notes due July 15, 2019	500.0	500.0
4.45% Senior Notes due August 15, 2020	1,000.0	1,000.0
3.625% Senior Notes due May 1, 2022	1,250.0	1,250.0
Other notes and loans	0.4	0.4

	3,750.4	3,750.4
Unamortized premium (discount) on Senior Notes, net	15.6	16.0
Deferred gain from termination of interest rate swaps on Senior Notes due 2016	21.3	23.1

	3,787.3	3,789.5
Less current portion	0.4	0.4

Long-term notes payable	$3,786.9	$3,789.1

Convertible Debt
Convertible debt at March 31, 2013 and December 31, 2012 was (in millions):

	2013	2012

Convertible Notes - due July 31, 2032	$252.7	$252.7
Convertible Notes - due June 15, 2033	0.1	0.1
Convertible Notes - due July 1, 2038	406.6	406.6

	659.4	659.4
Less current portion	—	—

Convertible debt	$659.4	$659.4

On June 15, 2013, our 2038 Notes can be put back to us for repurchase and on July 31, 2013, our 2032 Notes can be put back to us for repurchase.
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
Revenue and long-lived assets and goodwill by geographic region as of and for the periods ended March 31, 2013 and 2012 were (in millions):

	Americas	EMEA	Asia Pacific

2013
Revenue - Three months ended	$2,037.2	$1,001.2	$360.5
Long-lived assets and goodwill	6,064.4	2,735.1	622.4
2012
Revenue - Three months ended	$1,959.4	$994.6	$353.3
Long-lived assets and goodwill	5,999.6	2,689.5	572.8
The Americas is composed of the United States, Canada and Latin American countries. EMEA is composed of various Euro currency countries, the United Kingdom, other European countries that have not adopted the European Union Monetary standard, the Middle-East and Africa. Asia Pacific is composed of Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries.
7. Income Taxes
Our effective tax rate for the three months ended March 31, 2013 and 2012 was 33.0% and 32.8%, respectively.
At March 31, 2013, our unrecognized tax benefits were $189.5 million. Of this amount, approximately $67.1 million would affect our effective tax rate upon resolution of the uncertain tax positions.

8. Pension and Other Postemployment Benefits
Defined Benefit Pension Plans
The components of net periodic benefit cost for the three months ended March 31, 2013 and 2012 were (in millions):

	2013	2012

Service cost	$1.2	$1.4
Interest cost	1.5	1.4
Expected return on plan assets	(0.7)	(0.6)
Amortization of prior service cost	0.9	0.8
Amortization of actuarial (gains) losses	1.1	0.4

	$4.0	$3.4

We contributed $1.2 million and $0.5 million to our defined benefit pension plans in the three months ended March 31, 2013 and 2012, respectively.
Postemployment Arrangements
The components of net periodic benefit cost for the three months ended March 31, 2013 and 2012 were (in millions):

	2013	2012

Service cost	$1.1	$1.0
Interest cost	1.0	1.2
Amortization of prior service cost	0.5	0.5
Amortization of actuarial (gains) losses	0.5	0.2

	$3.1	$2.9

Net periodic benefit cost is included in the salary and service costs component of operating expenses.
9. Operating Expenses
Operating expenses for the three months ended March 31, 2013 and 2012 were (in millions):

	2013	2012

Salary and service costs	$2,533.6	$2,434.4
Office and general expenses	493.6	510.4

Operating expenses	$3,027.2	$2,944.8

10. Supplemental Cash Flow Data
Change in operating capital for the three months ended March 31, 2013 and 2012 were (in millions):

	2013	2012

(Increase) decrease in accounts receivable	$544.3	$796.5
(Increase) decrease in work in process and other current assets	(221.6)	(163.6)
Increase (decrease) in accounts payable	(886.9)	(932.2)
Increase (decrease) in customer advances and other current liabilities	58.9	10.9
Change in other assets and liabilities, net	(6.5)	(22.6)

	$(511.8)	$(311.0)

Income taxes paid	$108.7	$123.0

Interest paid	$40.8	$41.1

11. Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.
12. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 were (in millions):

March 31, 2013	Level 1	Level 2	Level 3	Total

Assets:
Cash and cash equivalents	$2,071.8			$2,071.8
Short-term investments	18.5			18.5
Available-for-sale securities	4.3			4.3
Forward foreign exchange contracts		$0.5		0.5

Liabilities:
Forward foreign exchange contracts		$0.7		$0.7
Contingent purchase price obligations			$239.6	239.6

December 31, 2012	Level 1	Level 2	Level 3	Total

Assets:
Cash and cash equivalents	$2,678.3			$2,678.3
Short-term investments	20.6			20.6
Available-for-sale securities	3.9			3.9
Forward foreign exchange contracts		$0.5		0.5

Liabilities:
Contingent purchase price obligations			$266.2	266.2

The reduction in Level 3 contingent purchase price obligations from $266.2 million at December 31, 2012 to $239.6 million at March 31, 2013 resulted primarily from payments of $13.5 million and foreign currency translation changes of $9.3 million.
The carrying amount and fair value of our financial instruments at March 31, 2013 and December 31, 2012 were (in millions):

	2013		2012

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	$2,071.8	$2,071.8	$2,678.3	$2,678.3
Short-term investments	18.5	18.5	20.6	20.6
Available-for-sale securities	4.3	4.3	3.9	3.9
Forward foreign exchange contracts	0.5	0.5	0.5	0.5
Cost method investments	22.6	22.6	23.1	23.1

Liabilities:
Short-term borrowings	$11.6	$11.6	$6.4	$6.4
Forward foreign exchange contracts	0.7	0.7	—	—
Contingent purchase price obligations	239.6	239.6	266.2	266.2
Debt	4,446.7	4,869.6	4,448.9	4,857.3
The estimated fair value of derivative positions in forward foreign exchange contracts is determined using model-derived valuations, taking into consideration market rates and counterparty credit risk. The estimated fair value of the contingent purchase price obligation is calculated in accordance with the terms of each acquisition agreement and are appropriately discounted. The fair value of debt is based on quoted market prices.
13. Changes in Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2013 were (in millions):

	Unrealized Gain and (Loss) on Available-for-Sale Securities	Defined Benefit Pension and Postemployment Plans	Foreign Currency Translation	Total

Balance January 1	$(2.0)	$(89.8)	$(37.7)	$(129.5)
Other comprehensive income before reclassifications	0.2	—	(172.8)	(172.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.7	—	1.7

Other comprehensive income	0.2	1.7	(172.8)	(170.9)

Balance March 31	$(1.8)	$(88.1)	$(210.5)	$(300.4)

Reclassifications from accumulated other comprehensive income (loss) for the three months ended March 31, 2013 were (in millions):

Amortization of defined benefit pension and postemployment plans:
Prior service cost	$1.4
Actuarial (gains) losses	1.6

Net periodic benefit cost (see Note 8)	3.0
Income tax expense	1.3

Net of tax	$1.7

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
As a leading global advertising, marketing and corporate communications company, we operate in all major markets around the world. We have a large and diverse client base. Our largest client accounted for 2.7% of our revenue for the three months ended March 31, 2013 and no other client accounted for more than 2.5% of our revenue. Our top 100 clients accounted for approximately 52% of our revenue for the three months ended March 31, 2013. Our business is spread across a number of industry sectors with no one industry comprising more than 14% of our revenue for the three months ended March 31, 2013. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
As described in more detail below, in the first three months of 2013, our revenue increased 2.8% compared to the first three months of 2012. Increased revenue in the United States and continued growth in the emerging markets of Asia and Latin America was partially offset by the on-going economic weakness in the Euro Zone.
Global economic conditions have a direct impact on our business and financial performance. In particular, current global economic conditions pose a risk that our clients may reduce future spending on advertising and marketing services which could reduce the demand for our services. In the first three months of 2013, the United States experienced modest economic growth and the major economies of Asia and Latin America continued to expand. However, the continuing fiscal issues faced by many countries in the Euro Zone has caused economic difficulty in certain of our Euro Zone markets. We will continue to closely monitor economic conditions, client revenue levels and other factors and, in response to reductions in our client revenue, if necessary, we will take actions available to us to align our cost structure and manage working capital. There can be no assurance whether, or to what extent, our efforts to mitigate any impact of future economic conditions, reductions in our client revenue, changes in client creditworthiness and other developments will be effective.
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
In the near term, barring unforeseen events and excluding the impact from changes in foreign exchange, as a result of continued improvement in operating performance by many of our agencies and new business activities, we expect our 2013 revenue to increase modestly in excess of the weighted average nominal GDP growth in our major markets. We expect to continue to identify acquisition opportunities intended to build upon the core capabilities of our strategic business platforms, expand our operations in the emerging markets and enhance our capabilities to leverage new technologies that are being used by marketers today.
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

For the quarter ended March 31, 2013, our revenue increased 2.8% compared to the quarter ended March 31, 2012, of which 2.9% was organic growth and 0.5% was related to acquisitions, net of dispositions. The impact of foreign exchange rates reduced revenue by 0.6%. Across our geographic markets, revenue increased 4.2% in the United States, 5.7% in the United Kingdom and 2.8% in our other markets, primarily Asia and Latin America, while revenue decreased 3.4% in our Euro markets. The change in revenue in the first quarter of 2013 compared to the first quarter of 2012 in our four fundamental disciplines was as follows: advertising increased 5.7%, CRM decreased 1.3%, public relations increased 3.7% and specialty communications increased 2.9%.
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
Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased $99.2 million in the first quarter of 2013 compared to the first quarter of 2012.
Office and general expenses are less directly linked to changes in our revenue than salary and service costs. Office and general expenses decreased $16.8 million in the first quarter of 2013 compared to the first quarter of 2012.
Operating margins decreased slightly to 10.9% in the first three months of 2013 from 11.0% in the first three months of 2012 and EBITA margins were 11.7% for the first three months of 2013 and 2012.
Net interest expense increased to $40.9 million in the first quarter of 2013, compared to $29.2 million in the first quarter of 2012. Interest expense increased $10.5 million to $49.0 million. The increase in interest expense is primarily attributable to increased interest expense resulting from the issuance in 2012 of $1.25 billion of our 3.625% Senior Notes due May 1, 2022 (the 2022 Notes). Interest income decreased $1.2 million in the first quarter of 2013, compared to the first quarter of 2012.
Our effective tax rate for the first quarter of 2013 increased slightly to 33.0%, compared to 32.8% for the first quarter of 2012.
Net income - Omnicom Group Inc. in the first quarter of 2013 increased $0.5 million, or 0.2%, to $205.1 million from $204.6 million in the first quarter of 2012. The period-over-period increase in net income - Omnicom Group Inc. is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 5.6% to $0.76 in the first quarter of 2013, compared to $0.72 in the first quarter of 2012 due to the factors described above, as well as the reduction in our weighted average common shares outstanding. The reduction in our weighted average common shares outstanding was the result of repurchases of our common stock, net of stock option exercises and shares issued under our employee stock purchase plan.

RESULTS OF OPERATIONS
First Quarter 2013 Compared to First Quarter 2012

	(In millions)

	2013	2012

Revenue	$3,398.9	$3,307.3
Operating Expenses:
Salary and service costs	2,533.6	2,434.4
Office and general expenses	493.6	510.4
Total Operating Expenses	3,027.2	2,944.8
Add back: Amortization of intangible assets	25.4	24.0
	3,001.8	2,920.8
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	397.1	386.5
EBITA Margin - %	11.7%	11.7%
Deduct: Amortization of intangible assets	25.4	24.0
Operating Income	371.7	362.5
Operating Margin - %	10.9%	11.0%
Interest Expense	49.0	38.5
Interest Income	8.1	9.3
Income Before Income Taxes and Income From Equity Method Investments	330.8	333.3
Income Tax Expense	109.2	109.3
Income From Equity Method Investments	3.2	2.0
Net Income	224.8	226.0
Less: Net Income Attributed To Noncontrolling Interests	19.7	21.4

Net Income - Omnicom Group Inc.	$205.1	$204.6

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
Revenue: Revenue for the first quarter of 2013 increased 2.8% to $3,398.9 million, from $3,307.3 million in the first quarter of 2012. Organic growth increased revenue by $95.7 million and acquisitions, net of dispositions, increased revenue by $15.4 million. Changes in foreign exchange rates reduced revenue by $19.5 million.
The components of the first quarter of 2013 revenue change in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International

	$	%	$	%	$	%

Quarter ended March 31, 2012	$3,307.3		$1,719.3		$1,588.0
Components of revenue change:
Foreign exchange impact	(19.5)	(0.6)%	—	—%	(19.5)	(1.2)%
Acquisitions, net of dispositions	15.4	0.5%	2.2	0.1%	13.2	0.8%
Organic growth	95.7	2.9%	70.1	4.1%	25.6	1.6%

Quarter ended March 31, 2013	$3,398.9	2.8%	$1,791.6	4.2%	$1,607.3	1.2%

The components and percentages are calculated as follows:

•
The foreign exchange impact is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $3,418.4 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $3,398.9 million less $3,418.4 million for the Total column in the table).

•
The acquisition component is calculated by aggregating the applicable prior period revenue of the acquired businesses, less revenue of any business included in the prior period revenue that was disposed of subsequent to the period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition revenue from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component (in the case $3,307.3 million for the Total column in the table).
Revenue for the first quarter of 2013 and the percentage change in revenue and organic growth from the first quarter of 2012 in our primary geographic markets were (in millions):

	Revenue	% Change	% Organic Growth

United States	$1,791.6	4.2%	4.1%
Euro Markets	529.1	(3.4)%	(3.7)%
United Kingdom	303.2	5.7%	2.3%
Other	775.0	2.8%	5.2%

	$3,398.9	2.8%	2.9%

For the first quarter of 2013, changes in foreign exchange rates reduced revenue by 0.6%, or $19.5 million, compared to the first quarter of 2012. The most significant impacts resulted from the strengthening of the U.S. Dollar against the Japanese Yen, Brazilian Real and British Pound.
Assuming exchange rates at April 15, 2013 remain unchanged, we expect foreign exchange impacts to have a marginally negative impact on 2013 revenue.
Due to a variety of factors, in the normal course, our agencies both gain and lose business from clients each year. The net result through the first quarter of 2013 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Revenue from our largest client represented 2.7% and 2.5% of our revenue for the first quarter of 2013 and 2012, respectively. No other client represented more than 2.5% and 2.4% of our revenue for the first quarter of 2013 and 2012, respectively. Our ten largest and 100 largest clients represented 18.8% and 51.9% of our revenue for the first quarter of 2013, respectively and 17.9% and 49.9% of our revenue for the first quarter of 2012, respectively.
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

Revenue for the first quarter of 2013 and 2012 and the percentage change in revenue and organic growth from the first quarter of 2012 by discipline was (in millions):

	Three Months Ended March 31,

	2013		2012		2013 vs 2012

	$	% of Revenue	$	% of Revenue	$	% Change	% Organic Growth

Advertising	$1,651.9	48.6%	$1,563.2	47.3%	$88.7	5.7%	6.1%
CRM	1,172.7	34.5%	1,188.6	35.9%	(15.9)	(1.3)%	(0.6)%
Public relations	318.4	9.4%	306.9	9.3%	11.5	3.7%	1.9%
Specialty communications	255.9	7.5%	248.6	7.5%	7.3	2.9%	1.0%

	$3,398.9		$3,307.3		$91.6	2.8%	2.9%

We operate in a number of industry sectors. The percentage of our revenue by industry sector for the first quarter of 2013 and 2012 was:

Industry	2013	2012

Food and beverage	13.7%	13.9%
Consumer products	9.7%	8.9%
Pharmaceuticals and health care	9.9%	9.6%
Financial services	8.1%	8.8%
Technology	9.0%	8.6%
Auto	8.0%	8.3%
Travel and entertainment	6.3%	6.2%
Telecommunications	6.8%	6.9%
Retail	7.0%	6.9%
Other	21.5%	21.9%
Looking ahead to the remainder of the year, barring unforeseen events and excluding the impact from changes in foreign exchange, as a result of continued strong operating performance by many of our agencies and new business activities, we expect our revenue to increase modestly in excess of the weighted average nominal GDP.
Operating Expenses: Operating expenses for the first quarter of 2013 compared to operating expenses for the first quarter of 2012 were (in millions):

	Three Months Ended March 31,

	2013			2012			2013 vs 2012

	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change

Revenue	$3,398.9			$3,307.3			$91.6	2.8%
Operating Expenses:
Salary and service costs	2,533.6	74.5%	83.7%	2,434.4	73.6%	82.7%	99.2	4.1%
Office and general expenses	493.6	14.6%	16.3%	510.4	15.4%	17.3%	(16.8)	(3.3)%

Operating Expenses	3,027.2	89.1%		2,944.8	89.0%		82.4	2.8%

Operating Income	$371.7	10.9%		$362.5	11.0%		$9.2	2.5%

Operating Expenses: Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased $99.2 million in the first quarter of 2013 compared to the first quarter of 2012 reflecting growth in revenue and an increase in employee compensation and a change in the mix of our business during the quarter.
Office and general expenses are less directly linked to changes in our revenue than salary and service costs. Office and general expenses decreased $16.8 million in the first quarter of 2013 compared to the first quarter of 2012, reflecting our continuing efforts to control the cost structures of our agencies.
Operating income increased 2.5% for the first quarter of 2013 compared to the first quarter of 2012, Operating margins decreased slightly to 10.9% in 2013 from 11.0% in 2012 and EBITA margins were 11.7% in the first quarter of 2013 and 2012.
Net Interest Expense: Net interest expense increased to $40.9 million in the first quarter of 2013, compared to $29.2 million in the first quarter of 2012. Interest expense increased $10.5 million to $49.0 million. The increase in interest expense is primarily attributable to increased interest expense resulting from the issuance of $1.25 billion of our 3.625% Senior Notes due May 1, 2022 (the 2022 Notes) in 2012. The increase in interest expense was partially offset by lower commercial paper issuances in the first quarter of 2013 compared to the first quarter of 2012. Interest income decreased $1.2 million in the first quarter of 2013, compared to the first quarter of 2012.
Income Taxes: Our effective tax rate for the first quarter of 2013 increased slightly to 33.0%, compared to 32.8% for the first quarter of 2012.
Net Income Per Common Share - Omnicom Group Inc.: For the foregoing reasons, net income - Omnicom Group Inc. in the first quarter of 2013 increased $0.5 million, or 0.2%, to $205.1 million, compared to $204.6 million in the first quarter of 2012. Diluted net income per common share - Omnicom Group Inc. increased 5.6% to $0.76 in the first quarter of 2013, compared to $0.72 in the first quarter of 2012 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding. This reduction was the result of repurchases of our common stock, net of stock option exercises and shares issued under our employee stock purchase plan.
CRITICAL ACCOUNTING POLICIES
For a more complete understanding of all of our accounting policies, our financial statements and the related management’s discussion and analysis of those results, readers are encouraged to consider this information together with our discussion of our critical accounting policies under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K.
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
Our principal discretionary cash uses include dividend payments, capital expenditures, payments for strategic acquisitions and repurchases of our common stock. Our discretionary spending is funded from operating cash flow and cash on hand. In addition, depending on the level of our discretionary activity and conditions in the capital markets, we may use other available sources of funding such as issuing commercial paper, borrowing under our Credit Agreement or other long-term borrowings to finance these activities. For the remainder of 2013, we expect that we should be able to fund both our non-discretionary cash requirements and our discretionary spending without incurring additional long-term debt. However, we may access the capital markets at any time if favorable conditions exist.
We have a seasonal cash requirement normally peaking during the second quarter primarily due to the timing of payments for incentive compensation, income taxes and contingent purchase price obligations. This typically results in a net borrowing requirement that decreases over the course of the year.
During the first three months of 2013, we used $209.7 million of cash in operations, which included cash used for operating capital of $511.8 million. During the first three months of 2013, our discretionary spending during the period was primarily comprised of: capital expenditures of $38.2 million, repurchases of our common stock of $238.3 million, net of proceeds from stock option exercises and related tax benefits and common stock sold to our employee stock purchase plan, dividends to noncontrolling interest shareholders of $23.0 million and acquisition payments, including contingent purchase price obligations and acquisition of additional shares of noncontrolling interests, of $20.0 million. In December 2012, we paid the fourth quarter dividend on our common stock that historically had been paid in January of the following year. As a result, no dividends on our common stock were paid in the first quarter of 2013.
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
Our cash and cash equivalents decreased $606.5 million to $2,071.8 million and our short-term investments decreased $2.1 million to $18.5 million from December 31, 2012, primarily to fund our seasonal working capital requirement. Short-term investments principally consist of time deposits with financial institutions that we expect to convert into cash within our current operating cycle, generally one year.
At March 31, 2013, our foreign subsidiaries held $1,866.3 million of our total cash and cash equivalents of $2,071.8 million. The majority of this cash is available to us, net of any taxes payable upon repatriation to the United States. Changes in international tax rules or changes in U.S. tax rules and regulations covering international operations and foreign tax credits may affect our future reported financial results or the way we conduct our business.
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
Debt Instruments and Related Covenants
We have committed and uncommitted lines of credit. We have a $2.5 billion committed line of credit, or Credit Agreement, with a consortium of banks expiring on October 12, 2016. We have the ability to classify borrowings under our Credit Agreement as long-term. The Credit Agreement provides support for outstanding commercial paper issuances, as well as back-up liquidity in the event that any of our convertible notes are put back to us. The issuance of commercial paper reduces the amount available under the Credit Agreement.
Depending on market conditions at the time, we typically fund our day-to-day liquidity by issuing commercial paper, borrowing under our uncommitted lines of credit or drawing on our Credit Agreement. At March 31, 2013, there were no outstanding commercial paper issuances or borrowings under the Credit Agreement.
Commercial paper activity for the quarters ended March 31, 2013 and 2012 was (dollars in millions):

	2013	2012

Average amount outstanding during the quarter	$67.3	$353.8
Maximum amount outstanding during the quarter	$320.0	$683.8
Total issuances during the quarter	$1,127.0	$4,271.4
Average days outstanding	5.4	7.5
Weighted average interest rate	0.36%	0.40%
The reduction in commercial paper borrowings in 2013 as compared to 2012 is a result of the issuance of our 2022 Notes in the second and third quarters of 2012.
At March 31, 2013, short-term borrowings of $11.6 million represent bank overdrafts and lines of credit of our international subsidiaries. These bank overdrafts and lines of credit are treated as unsecured loans pursuant to the agreements supporting the facilities.

The Credit Agreement contains financial covenants that restrict our ability to incur indebtedness as defined in the agreement. These financial covenants limit the Leverage Ratio of total consolidated indebtedness to total consolidated EBITDA to no more than 3 times for the most recently ended 12 month period (under the Credit Agreement, EBITDA is defined as earnings before interest, taxes, depreciation and amortization). We are also required to maintain a minimum Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12 month period. At March 31, 2013, we were in compliance with these covenants as our Leverage Ratio was 2.1 times and our Interest Coverage Ratio was 11.0 times. The Credit Agreement does not limit our ability to declare or pay dividends.
At March 31, 2013, the carrying value of our debt and amounts available under the Credit Agreement were (in millions):

	Debt	Available Credit

Short-term borrowings, due in less than one year	$11.6	$—
Outstanding Commercial Paper issuances	—	—
Borrowings under the Credit Agreement	—	2,500.0
5.90% Senior Notes due April 15, 2016	1,000.0	—
6.25% Senior Notes due July 15, 2019	500.0	—
4.45% Senior Notes due August 15, 2020	1,000.0	—
3.625% Senior Notes due May 1, 2022	1,250.0
Convertible Notes due July 31, 2032	252.7	—
Convertible Notes due June 15, 2033	0.1	—
Convertible Notes due July 1, 2038	406.6	—
Other debt	0.4	—

	4,421.4	2,500.0

Unamortized premium (discount) on Senior Notes, net	15.6	—
Deferred gain from termination of interest rate swaps on Senior Notes due 2016	21.3	—

	$4,458.3	$2,500.0

Credit Markets and Availability of Credit
We will continue to take actions available to us to respond to changing economic conditions and actively manage our discretionary expenditures and we will continue to monitor and manage the level of credit made available to our clients. We believe that these actions, in addition to operating cash flow and the availability of our Credit Agreement, are sufficient to fund our working capital needs and our discretionary spending.
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
On June 15, 2013, our 2038 Notes may be put back to us for for repurchase and on July 31, 2013, our 2032 Notes may be put to us for repurchase. If our convertible notes are put back to us, based on our current financial condition and expectations, we expect to have sufficient available cash and unused credit commitments to fund any repurchase. Although such borrowings would reduce the amount available under our Credit Agreement to fund our cash requirements, we believe that we have sufficient capacity under these commitments to meet our cash requirements for the normal course of our business operations after any repurchase.
CREDIT RISK
We provide advertising, marketing and corporate communications services to several thousand clients who operate in nearly every industry sector of the global economy. In the normal course of business, we grant credit to qualified clients. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 2.7% of our revenue for the first three months of 2013 and no other client accounted for more than 2.5% of our revenue for the first three months of 2013. However, during periods of economic downturn, the credit profiles of our clients could change.

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
Our 2012 Form 10-K provides a detailed discussion of the market risks affecting our operations. No material change has occurred in our market risks since the disclosure contained in our 2012 Form 10-K. See our discussion regarding current economic conditions in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Executive Summary and Liquidity and Capital Resources sections.
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2013, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 are appropriate.
There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in our 2012 Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2012, dated February 19, 2013.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information regarding legal proceedings described in Note 11 to the unaudited condensed consolidated financial statements set forth in Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A in our 2012 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock repurchase activity during the three months ended March 31, 2013 was:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 2013	1,597,822	$49.93	—	—
February 2013	2,433,052	$57.04	—	—
March 2013	961,348	$57.17	—	—

	4,992,222	$54.79	—	—

During the three months ended March 31, 2013, we purchased 4,588,218 shares of our common stock in the open market for general corporate purposes and withheld 404,004 shares from employees to satisfy estimated tax obligations primarily related to stock option exercises and vesting of restricted stock. The value of the common stock withheld was based on the closing price of our common stock on the applicable exercise or vesting date.
There were no unregistered sales of our equity securities during the three months ended March 31, 2013.
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

OMNICOM GROUP INC.
Dated:	April 22, 2013	/s/ Randall J. Weisenburger

Randall J. Weisenburger Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)