Form 10-Q
period 2013-06-30
OMNICOM GROUP INC.
filed 2013-07-18
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2013
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
_____________________________
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
________________________
As of July 15, 2013, there were 257,192,964 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30, 2013	December 31, 2012

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,399.9	$2,678.3
Short-term investments, at cost	14.7	20.6
Accounts receivable, net of allowance for doubtful accounts of $30.3 and $35.9	6,637.0	6,958.2
Work in process	1,258.1	1,008.4
Other current assets	978.5	995.9

Total Current Assets	10,288.2	11,661.4

Property and Equipment at cost, less accumulated depreciation of $1,217.5 and $1,234.8	687.1	723.8
Equity Method Investments	147.4	155.2
Goodwill	8,707.7	8,844.2
Intangible Assets, net of accumulated amortization of $529.8 and $498.0	407.4	456.1
Other Assets	287.2	311.2

TOTAL ASSETS	$20,525.0	$22,151.9

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$7,797.7	$8,296.7
Customer advances	1,204.7	1,231.5
Current portion of debt	0.3	0.4
Short-term borrowings	12.8	6.4
Taxes payable	197.4	264.4
Other current liabilities	2,014.2	2,076.4

Total Current Liabilities	11,227.1	11,875.8

Long-Term Notes Payable	3,784.8	3,789.1
Convertible Debt	252.7	659.4
Long-Term Liabilities	689.5	739.9
Long-Term Deferred Tax Liabilities	864.9	933.0
Commitments and Contingent Liabilities (See Note 11)
Temporary Equity - Redeemable Noncontrolling Interests	196.7	198.4
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	59.6	59.6
Additional paid-in capital	804.7	836.6
Retained earnings	8,676.5	8,394.4
Accumulated other comprehensive income (loss)	(397.4)	(129.5)
Treasury stock, at cost	(6,087.7)	(5,700.3)

Total Shareholders’ Equity	3,055.7	3,460.8
Noncontrolling interests	453.6	495.5

Total Equity	3,509.3	3,956.3

TOTAL LIABILITIES AND EQUITY	$20,525.0	$22,151.9

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

Revenue	$3,637.0	$3,561.0	$7,035.9	$6,868.2
Operating Expenses	3,114.0	3,054.6	6,141.1	5,999.3

Operating Income	523.0	506.4	894.8	868.9

Interest Expense	49.2	44.0	98.2	82.5
Interest Income	8.5	9.1	16.5	18.5

Income Before Income Taxes and Income From Equity Method Investments	482.3	471.5	813.1	804.9
Income Tax Expense	163.6	161.9	272.7	271.2
Income From Equity Method Investments	2.9	4.6	6.1	6.5

Net Income	321.6	314.2	546.5	540.2
Less: Net Income Attributed To Noncontrolling Interests	32.1	31.5	51.8	52.9

Net Income - Omnicom Group Inc.	$289.5	$282.7	$494.7	$487.3

Net Income Per Share - Omnicom Group Inc.:
Basic	$1.09	$1.03	$1.86	$1.76
Diluted	$1.09	$1.02	$1.85	$1.74

Dividends Declared Per Common Share	$0.40	$0.30	$0.80	$0.60

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

Net Income	$321.6	$314.2	$546.5	$540.2

Unrealized gain on available-for-sale securities, net of income taxes of $0.1 for the three months and $0.2 for the six months ended June 30, 2013	0.1	—	0.3	—
Foreign currency translation adjustment, net of income taxes of ($63.5) and ($66.2) for the three months and ($158.0) and ($16.4) for the six months ended June 30, 2013 and 2012, respectively	(123.3)	(128.5)	(306.6)	(31.8)
Defined benefit pension and postemployment plans adjustment, net of income taxes of $1.1 and $0.9 for the three months and $2.4 and $1.6 for the six months ended June 30, 2013 and 2012, respectively	1.7	1.3	3.4	2.4

Other Comprehensive Income	(121.5)	(127.2)	(302.9)	(29.4)

Comprehensive Income	200.1	187.0	243.6	510.8

Less: Comprehensive Income attributed to noncontrolling interests	7.6	24.4	16.8	48.0

Comprehensive Income - Omnicom Group Inc.	$192.5	$162.6	$226.8	$462.8

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,

	2013	2012

Cash Flows from Operating Activities:
Net income	$546.5	$540.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	91.3	90.8
Amortization of intangible assets	50.6	47.9
Amortization of deferred gain from termination of interest rate swaps	(3.6)	(3.7)
Income from equity method investments, net of dividends received	0.7	(0.3)
Provision for doubtful accounts	0.8	2.3
Share-based compensation	44.7	44.4
Excess tax benefit from share-based compensation	(28.8)	(57.5)
Change in operating capital	(635.7)	(506.8)

Net Cash Provided By Operating Activities	66.5	157.3

Cash Flows from Investing Activities:
Payments to acquire property and equipment	(69.0)	(112.8)
Payments to acquire businesses and interests in affiliates, net of cash acquired	(22.2)	(105.2)
Proceeds from investments	13.9	8.9

Net Cash Used In Investing Activities	(77.3)	(209.1)

Cash Flows from Financing Activities:
Proceeds from short-term debt	6.9	2.9
Proceeds from borrowings	—	746.8
Redemption of convertible debt	(406.7)	—
Payments of dividends	(106.7)	(153.5)
Payments for repurchase of common stock	(556.1)	(805.9)
Proceeds from stock plans	35.0	177.6
Payments for acquisition of additional noncontrolling interests	(5.4)	(2.6)
Payments of dividends to noncontrolling interest shareholders	(59.9)	(56.8)
Payments of contingent purchase price obligations	(31.8)	(5.4)
Excess tax benefit on share-based compensation	28.8	57.5
Other, net	(18.0)	(15.9)

Net Cash Used In Financing Activities	(1,113.9)	(55.3)

Effect of exchange rate changes on cash and cash equivalents	(153.7)	(8.8)

Net Decrease in Cash and Cash Equivalents	(1,278.4)	(115.9)

Cash and Cash Equivalents at the Beginning of the Period	2,678.3	1,781.2

Cash and Cash Equivalents at the End of the Period	$1,399.9	$1,665.3

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

The computation of basic and diluted net income per common share for the three and six months ended June 30, 2013 and 2012 is (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

Net Income Available for Common Shares:
Net income - Omnicom Group Inc.	$289.5	$282.7	$494.7	$487.3
Net income allocated to participating securities	(7.8)	(6.4)	(13.4)	(10.9)

	$281.7	$276.3	$481.3	$476.4

Weighted Average Shares:
Basic	257.7	269.0	259.4	271.2
Dilutive stock options and restricted shares and shares issuable for the conversion value of convertible debt	1.5	2.8	1.3	2.7

Diluted	259.2	271.8	260.7	273.9

Anti-dilutive stock options and restricted shares	0.1	0.2	0.1	0.3

Net Income per Common Share - Omnicom Group Inc.:
Basic	$1.09	$1.03	$1.86	$1.76
Diluted	$1.09	$1.02	$1.85	$1.74
4. Goodwill and Intangible Assets
Goodwill and intangible assets at June 30, 2013 and December 31, 2012 were (in millions):

	2013			2012

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Goodwill	$9,274.0	$566.3	$8,707.7	$9,424.3	$580.1	$8,844.2

Intangible assets:
Purchased and internally developed software	$282.3	$222.9	$59.4	$283.3	$218.8	$64.5
Customer related and other	654.9	306.9	348.0	670.8	279.2	391.6

	$937.2	$529.8	$407.4	$954.1	$498.0	$456.1

We evaluate goodwill for impairment at least annually at the end of the second quarter of the year and whenever events or circumstances indicate the carrying value may not be recoverable. At June 30, 2013, we performed Step 1 of the annual impairment test and compared the fair value of each of our reporting units to its respective carrying value, including goodwill. Based on the results of our impairment tests, we concluded that our goodwill was not impaired at June 30, 2013 and 2012, because the fair value of each of our reporting units was substantially in excess of their respective net book value.

Change in goodwill for the six months ended June 30, 2013 and 2012 were (in millions):

	2013	2012

Balance January 1	$8,844.2	$8,456.3
Acquisitions	39.3	162.3
Dispositions	(7.1)	(0.5)
Foreign currency translation	(168.7)	(18.5)

Balance June 30	$8,707.7	$8,599.6

There were no goodwill impairment losses recorded in the first six months of 2013 or 2012 and there are no accumulated goodwill impairment losses. Goodwill resulting from acquisitions completed during 2013 and 2012 includes $5.8 million and $8.0 million, respectively, of goodwill attributed to noncontrolling interests in the acquired businesses.
5. Debt
Lines of Credit
We have committed and uncommitted lines of credit. We have a $2.5 billion committed line of credit ("Credit Agreement") with a consortium of banks expiring on October 12, 2016. We have the ability to classify borrowings under the Credit Agreement as long-term. The Credit Agreement supports the issuance of up to $1.5 billion of commercial paper. Commercial paper issuances reduce the amount available under the Credit Agreement. At June 30, 2013, there were no outstanding commercial paper issuances or borrowings under the Credit Agreement. At June 30, 2013 and December 31, 2012, we had various uncommitted lines of credit aggregating $970.9 million and $878.2 million, respectively.
Our available and unused lines of credit at June 30, 2013 and December 31, 2012 were (in millions):

	2013	2012

Credit Agreement	$2,500.0	$2,500.0
Uncommitted lines of credit	970.9	878.2

Available and unused lines of credit	$3,470.9	$3,378.2

The Credit Agreement contains financial covenants that restrict our ability to incur indebtedness as defined in the agreement. These financial covenants limit the Leverage Ratio of total consolidated indebtedness to total consolidated EBITDA to no more than 3 times for the most recently ended 12 month period (under the Credit Agreement, EBITDA is defined as earnings before interest, taxes, depreciation and amortization). We are also required to maintain a minimum Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12 month period. At June 30, 2013 we were in compliance with these covenants, as our Leverage Ratio was 1.9 times and our Interest Coverage Ratio was 10.8 times. The Credit Agreement does not limit our ability to declare or pay dividends.
Short-Term Borrowings
Short-term borrowings of $12.8 million and $6.4 million at June 30, 2013 and December 31, 2012, respectively, represent bank overdrafts and credit lines of our international subsidiaries. The bank overdrafts and credit lines are treated as unsecured loans pursuant to the agreements supporting the facilities. Due to the short-term nature of these instruments, carrying value approximates fair value.

Long-Term Notes Payable
Long-term notes payable at June 30, 2013 and December 31, 2012 were (in millions):

	2013	2012

5.90% Senior Notes due April 15, 2016	$1,000.0	$1,000.0
6.25% Senior Notes due July 15, 2019	500.0	500.0
4.45% Senior Notes due August 15, 2020	1,000.0	1,000.0
3.625% Senior Notes due May 1, 2022	1,250.0	1,250.0
Other notes and loans	0.3	0.4

	3,750.3	3,750.4
Unamortized premium (discount) on Senior Notes, net	15.3	16.0
Deferred gain from termination of interest rate swaps on Senior Notes due 2016	19.5	23.1

	3,785.1	3,789.5
Less current portion	0.3	0.4

Long-term notes payable	$3,784.8	$3,789.1

Convertible Debt
Convertible debt at June 30, 2013 and December 31, 2012 was (in millions):

	2013	2012

Convertible Notes due July 31, 2032	$252.7	$252.7
Convertible Notes due June 15, 2033	—	0.1
Convertible Notes due July 1, 2038	—	406.6

	252.7	659.4
Less current portion	—	—

Convertible debt	$252.7	$659.4

On May 16, 2013, we called our Convertible Notes due June 15, 2033 (“2033 Notes”) and our Convertible Notes due July 1, 2038 (“2038 Notes”) for redemption on June 17, 2013 at a redemption price of 100% of the principal amount. As provided in the indenture governing the 2033 Notes and the 2038 Notes, prior to redemption the noteholders had the right to convert their notes into shares of our common stock at a conversion rate of 19.4174 shares per $1,000 principal amount at any time prior to June 13, 2013. Substantially all the noteholders exercised their conversion right. We paid $406.1 million in cash representing the principal amount of the 2033 Notes and 2038 Notes that were converted and issued 1,499,792 shares of our common stock to satisfy the conversion premium. On June 17, 2013, we paid $0.6 million to redeem the remaining 2033 Notes and 2038 Notes that were not converted.
On July 31, 2013, the holders of our Convertible Notes due July 31, 2032 can put their notes back to us for cash.
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

Revenue and long-lived assets and goodwill by geographic area as of and for the periods ended June 30, 2013 and 2012 were (in millions):

	Americas	EMEA	Asia Pacific

2013
Revenue - Three months ended	$2,160.7	$1,086.6	$389.7
Revenue - Six months ended	4,197.9	2,087.8	750.2
Long-lived assets and goodwill	6,062.7	2,759.3	572.8
2012
Revenue - Three months ended	$2,111.4	$1,071.0	$378.6
Revenue - Six months ended	4,070.7	2,065.6	731.9
Long-lived assets and goodwill	6,053.2	2,665.3	579.3
The Americas is composed of the United States, Canada and Latin American countries. EMEA is composed of various Euro currency countries, the United Kingdom, other European countries that have not adopted the European Union Monetary standard, the Middle-East and Africa. Asia Pacific is composed of Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries.
7. Income Taxes
Our effective tax rate for the six months ended June 30, 2013 and 2012 was 33.5% and 33.7%, respectively.
In connection with the conversion of our 2033 Notes and 2038 Notes, we reclassified $52.7 million, representing the excess of the accreted value of the notes for income tax purposes over the conversion value, from long-term deferred tax liability to current taxes payable. In addition, we reclassified $34.5 million, representing the difference between the issue price of the notes and the conversion value, from long-term deferred tax liability to additional paid-in capital. We expect that the tax liability resulting from the conversion of the notes will be paid in the third and fourth quarters of 2013.
At June 30, 2013, our unrecognized tax benefits were $139.6 million. Of this amount, approximately $60.9 million would affect our effective tax rate upon resolution of the uncertain tax positions.
8. Pension and Other Postemployment Benefits
Defined Benefit Pension Plans
The components of net periodic benefit cost for the six months ended June 30, 2013 and 2012 were (in millions):

	2013	2012

Service cost	$2.4	$3.0
Interest cost	3.0	2.9
Expected return on plan assets	(1.3)	(1.2)
Amortization of prior service cost	1.6	1.6
Amortization of actuarial (gains) losses	2.3	0.7

	$8.0	$7.0

We contributed $2.4 million and $4.6 million to our defined benefit pension plans in the six months ended June 30, 2013 and 2012, respectively.

Postemployment Arrangements
The components of net periodic benefit cost for the six months ended June 30, 2013 and 2012 were (in millions):

	2013	2012

Service cost	$2.2	$2.0
Interest cost	2.0	2.3
Amortization of prior service cost	1.0	1.0
Amortization of actuarial (gains) losses	0.9	0.4

	$6.1	$5.7

Net periodic benefit cost is included in the salary and service costs component of operating expenses.
9. Operating Expenses
Operating expenses for the three and six months ended June 30, 2013 and 2012 were (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

Salary and service costs	$2,598.8	$2,541.3	$5,132.3	$4,975.8
Office and general expenses	515.2	513.3	1,008.8	1,023.5

Operating expenses	$3,114.0	$3,054.6	$6,141.1	$5,999.3

10. Supplemental Cash Flow Data
Change in operating capital for the six months ended June 30, 2013 and 2012 were (in millions):

	2013	2012

(Increase) decrease in accounts receivable	$134.4	$570.6
(Increase) decrease in work in process and other current assets	(323.7)	(221.3)
Increase (decrease) in accounts payable	(298.6)	(571.8)
Increase (decrease) in customer advances and other current liabilities	(94.4)	(319.1)
Change in other assets and liabilities, net	(53.4)	34.8

	$(635.7)	$(506.8)

Income taxes paid	$277.1	$237.0

Interest paid	$96.3	$75.1
In connection with the conversion of our 2033 Notes and our 2038 Notes, we issued 1,499,792 shares of our common stock to satisfy the conversion premium. Based on the closing prices of our common stock on the settlement dates, these issuances resulted in a non-cash, pre-tax financing activity of $95.4 million, for the six months ended June 30, 2013, excluding the cash tax benefit of $34.5 million.
11. Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.

12. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 were (in millions):

June 30, 2013	Level 1	Level 2	Level 3	Total

Assets:
Cash and cash equivalents	$1,399.9			$1,399.9
Short-term investments	14.7			14.7
Available-for-sale securities	4.5			4.5
Forward foreign exchange contracts		$0.5		0.5

Liabilities:
Forward foreign exchange contracts		$0.7		$0.7
Contingent purchase price obligations			$232.2	232.2

December 31, 2012	Level 1	Level 2	Level 3	Total

Assets:
Cash and cash equivalents	$2,678.3			$2,678.3
Short-term investments	20.6			20.6
Available-for-sale securities	3.9			3.9
Forward foreign exchange contracts		$0.5		0.5

Liabilities:
Contingent purchase price obligations			$266.2	$266.2
The reduction in Level 3 contingent purchase price obligations from $266.2 million at December 31, 2012 to $232.2 million at June 30, 2013 resulted primarily from payments of $31.8 million.
The carrying amount and fair value of our financial instruments at June 30, 2013 and December 31, 2012 were (in millions):

	2013		2012

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	$1,399.9	$1,399.9	$2,678.3	$2,678.3
Short-term investments	14.7	14.7	20.6	20.6
Forward foreign exchange contracts	0.5	0.5	0.5	0.5
Available-for-sale securities	4.5	4.5	3.9	3.9
Cost method investments	22.5	22.5	23.1	23.1

Liabilities:
Short-term borrowings	$12.8	$12.8	$6.4	$6.4
Forward foreign exchange contracts	0.7	0.7	—	—
Contingent purchase price obligations	232.2	232.2	266.2	266.2
Debt	4,037.8	4,252.8	4,448.9	4,857.3
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

13. Changes in Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2013 were (in millions):

	Unrealized Gain and (Loss) on Available-for-Sale Securities	Defined Benefit Pension and Postemployment Plans	Foreign Currency Translation	Total

Balance January 1	$(2.0)	$(89.8)	$(37.7)	$(129.5)

Other comprehensive income before reclassifications	0.3	—	(271.6)	(271.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3.4	—	3.4

Other comprehensive income	0.3	3.4	(271.6)	(267.9)

Balance June 30	$(1.7)	$(86.4)	$(309.3)	$(397.4)

Reclassifications from accumulated other comprehensive income (loss) for the six months ended June 30, 2013 were (in millions):

Amortization of defined benefit pension and postemployment plans:
Prior service cost	$2.6
Actuarial (gains) losses	3.2

Net periodic benefit cost (see Note 8)	5.8
Income tax expense	2.4

Net of tax	$3.4

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
As a leading global advertising, marketing and corporate communications company, we operate in all major markets around the world. We have a large and diverse client base. Our largest client accounted for 2.6% of our revenue for the six months ended June 30, 2013 and no other client accounted for more than 2.6% of our revenue. Our top 100 clients accounted for approximately 52% of our revenue for the six months ended June 30, 2013. Our business is spread across a number of industry sectors with no one industry comprising more than 15% of our revenue for the six months ended June 30, 2013. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
As described in more detail below, in the first six months of 2013, our revenue increased 2.4% compared to the first six months of 2012. Increased revenue in the United States and continued growth in the emerging markets of Asia and Latin America was partially offset by the on-going economic weakness in the Euro Zone.
Global economic conditions have a direct impact on our business and financial performance. In particular, current global economic conditions pose a risk that our clients may reduce future spending on advertising and marketing services which could reduce the demand for our services. In the first six months of 2013, the United States experienced modest economic growth and the major economies of Asia and Latin America continued to expand. However, the continuing fiscal issues faced by many countries in the Euro Zone has caused economic difficulty in certain of our Euro Zone markets. We will continue to closely monitor economic conditions, client revenue levels and other factors and, in response to reductions in our client revenue, if necessary, we will take actions available to us to align our cost structure and manage working capital. There can be no assurance whether, or to what extent, our efforts to mitigate any impact of future economic conditions, reductions in our client revenue, changes in client creditworthiness and other developments will be effective.
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
In the near term, barring unforeseen events and excluding the impact from changes in foreign exchange rates, as a result of continued improvement in operating performance by many of our agencies and new business activities, we expect our 2013 revenue to increase modestly in excess of the weighted average nominal GDP growth in our major markets. We expect to continue to identify acquisition opportunities intended to build upon the core capabilities of our strategic business platforms, expand our operations in the emerging markets and enhance our capabilities to leverage new technologies that are being used by marketers today.
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

For the quarter ended June 30, 2013, our revenue increased 2.1% compared to the quarter ended June 30, 2012. Organic growth increased revenue 2.8% and acquisitions, net of dispositions reduced revenue 0.1%. The impact of foreign exchange rates reduced revenue 0.6%. Across our geographic markets, revenue increased 2.4% in the United States, 5.1% in the United Kingdom and 2.9% in our other markets, primarily Asia and Latin America. Revenue decreased 1.4% in our Euro markets. The change in revenue in the second quarter of 2013 compared to the second quarter of 2012 in our four fundamental disciplines was as follows: advertising increased 3.2%, CRM decreased 1.5%, public relations increased 4.3% and specialty communications increased 9.8%.
For the six months ended June 30, 2013, our revenue increased 2.4% compared to the six months ended June 30, 2012. Organic growth increased revenue 2.8% and acquisitions, net of dispositions increased revenue 0.2%. The impact of foreign exchange rates reduced revenue 0.6%. Across our geographic markets, revenue increased 3.3% in the United States, 5.4% in the United Kingdom and 2.9% in our other markets, primarily Asia and Latin America. Revenue decreased 2.3% in our Euro markets. The change in revenue in the first six months of 2013 compared to the first six months of 2012 in our four fundamental disciplines was as follows: advertising increased 4.4%, CRM decreased 1.4%, public relations increased 4.0% and specialty communications increased 6.4%.
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
Salary and service costs tend to fluctuate in conjunction with changes in revenue. In the second quarter of 2013, salary and service costs increased $57.5 million compared to the second quarter of 2012 and in the first six months of 2013, salary and service costs increased $156.5 million compared to the first six months of 2012.
Office and general expenses are less directly linked to changes in our revenue than salary and service costs. In the second quarter of 2013, office and general expenses increased $1.9 million compared to the second quarter of 2012 and in the first six months of 2013, office and general expenses decreased $14.7 million compared to the first six months of 2012.
Operating margins were 12.7% for the first six months of 2013 and 2012 and EBITA margins increased to 13.4% for the first six months of 2013 from 13.3% for the first six months of 2012.
In the second quarter of 2013, net interest expense increased to $40.7 million compared to $34.9 million in the second quarter of 2012 and in the first six months of 2013, net interest expense increased to $81.7 million compared to $64.0 million in the first six months of 2012. Interest expense increased $5.2 million to $49.2 million in the second quarter of 2013 and interest expense increased $15.7 million to $98.2 million in the first six months of 2013. The increase in interest expense is primarily attributable to the issuance of our 3.625% Senior Notes due May 1, 2022, or the 2022 Notes, of which $750 million were issued in April 2012 and $500 million were issued in August 2012. Interest income decreased $0.6 million in the second quarter of 2013, compared to the second quarter of 2012 and interest income decreased $2.0 million in the first six months of 2013, compared to the first six months of 2012.
For the second quarter of 2013, our effective tax rate decreased to 33.9%, compared to 34.3% for the second quarter of 2012 and for the first six months of 2013, our effective tax rate decreased to 33.5%, compared to 33.7% for the first six months of 2012.
Net income - Omnicom Group Inc. in the second quarter of 2013 increased $6.8 million, or 2.4%, to $289.5 million from $282.7 million in the second quarter of 2012 and net income - Omnicom Group Inc. in the first six months of 2013 increased $7.4 million, or 1.5%, to $494.7 million from $487.3 million in the first six months of 2012. The period-over-period increase in net income - Omnicom Group Inc. is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 6.9% to $1.09 in the second quarter of 2013, compared to $1.02 in the second quarter of 2012 and diluted net income per common share - Omnicom Group Inc. increased 6.3% to $1.85 for the first six months of 2013, compared to $1.74 for the first six months of 2012 due to the factors described above, as well as the reduction in our weighted average common shares outstanding. The reduction in our weighted average common shares outstanding was the result of repurchases of our common stock, net of stock option exercises, shares issued under our employee stock purchase plan and shares issued upon conversion of our Convertible Notes due June 15, 2033, or 2033 Notes, and our Convertible Notes due July 1, 2038, or 2038 Notes.

RESULTS OF OPERATIONS
Second Quarter 2013 Compared to Second Quarter 2012 (in millions)

	2013	2012

Revenue	$3,637.0	$3,561.0
Operating Expenses:
Salary and service costs	2,598.8	2,541.3
Office and general expenses	515.2	513.3
Total Operating Expenses	3,114.0	3,054.6
Add back: Amortization of intangible assets	25.3	24.0
	3,088.7	3,030.6
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	548.3	530.4
EBITA Margin - %	15.1%	14.9%
Deduct: Amortization of intangible assets	25.3	24.0
Operating Income	523.0	506.4
Operating Margin - %	14.4%	14.2%
Interest Expense	49.2	44.0
Interest Income	8.5	9.1
Income Before Income Taxes and Income From Equity Method Investments	482.3	471.5
Income Tax Expense	163.6	161.9
Income From Equity Method Investments	2.9	4.6
Net Income	321.6	314.2
Less: Net Income Attributed To Noncontrolling Interests	32.1	31.5

Net Income - Omnicom Group Inc.	$289.5	$282.7

EBITA, which we define as earnings before interest, taxes and amortization of intangible assets, and EBITA Margin, which we define as EBITA divided by Revenue, are Non-GAAP financial measures. We use EBITA and EBITA Margin as additional operating performance measures, which exclude the non-cash amortization expense of acquired intangible assets. The table above reconciles EBITA and EBITA Margin to the U.S. GAAP financial measure of Operating Income for the periods presented. We believe that EBITA and EBITA Margin are useful measures to evaluate the performance of our businesses. Non-GAAP financial measures should not be considered in isolation from or as a substitute for financial information presented in compliance with U.S. GAAP. Non-GAAP financial measures reported by us may not be comparable to similarly titled amounts reported by other companies.
Revenue: Revenue for the second quarter of 2013 increased $76.0 million, or 2.1%, to $3,637.0 million from $3,561.0 million in the second quarter of 2012. Organic growth increased revenue $99.0 million and acquisitions, net of dispositions, reduced revenue $4.3 million. The impact of foreign exchange rates reduced revenue $18.7 million.
The components of the second quarter of 2013 revenue change in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International

	$	%	$	%	$	%

Three months ended June 30, 2012	$3,561.0		$1,859.6		$1,701.4
Components of revenue change:
Foreign exchange impact	(18.7)	(0.6)%	—	—%	(18.7)	(1.1)%
Acquisitions, net of dispositions	(4.3)	(0.1)%	(6.7)	(0.3)%	2.4	0.2%
Organic growth	99.0	2.8%	51.1	2.7%	47.9	2.8%

Three months ended June 30, 2013	$3,637.0	2.1%	$1,904.0	2.4%	$1,733.0	1.9%

The components and percentages are calculated as follows:

•
The foreign exchange impact is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $3,655.7 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $3,637.0 million less $3,655.7 million for the Total column in the table).

•
The acquisition component is calculated by aggregating the applicable prior period revenue of the acquired businesses, less revenue of any business included in the prior period revenue that was disposed of subsequent to the period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component (in the case $3,637.0 million for the Total column in the table).
Revenue for the second quarter of 2013 and the percentage change in revenue and organic growth from the second quarter of 2012 in our primary geographic markets were (in millions):

	Revenue	% Change	% Organic Growth

United States	$1,904.0	2.4%	2.7%
Euro Markets	568.8	(1.4)%	(3.0)%
United Kingdom	326.7	5.1%	7.4%
Other	837.5	2.9%	5.2%

	$3,637.0	2.1%	2.8%

In the second quarter of 2013, foreign exchange rate impacts reduced revenue 0.6%, or $18.7 million, compared to the second quarter of 2012. The most significant impacts resulted from the strengthening of the U.S. Dollar against the Japanese Yen and British Pound.
Assuming exchange rates at July 15, 2013 remain unchanged, we expect foreign exchange impacts to reduce 2013 revenue by approximately 1%.
Due to a variety of factors, in the normal course, our agencies both gain and lose business from clients each year. The net result through the first half of 2013 has been an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Revenue from our largest client accounted for 2.8% and 2.9% of our revenue for the second quarter of 2013 and 2012, respectively. No other client represented more than 2.5% and 2.6% of revenue for the second quarter of 2013 and 2012, respectively. Our ten largest and 100 largest clients represented 19.3% and 52.5% of our revenue for the second quarter of 2013, respectively, and 19.6% and 52.7% of our revenue for the second quarter of 2012, respectively.
Driven by our clients’ continuous demand for more effective and efficient marketing activities, we strive to provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. These services include advertising, brand consultancy, corporate social responsibility consulting, crisis communications, custom publishing, data analytics, database management, direct marketing, entertainment marketing, environmental design, experiential marketing, field marketing, financial/corporate business-to-business advertising, interactive marketing, marketing research, media planning and buying, mobile marketing, multi-cultural marketing, non-profit marketing, public affairs, public relations, reputation consulting, retail marketing, search engine marketing, social media marketing and sports and event marketing. In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories: advertising, CRM, public relations and specialty communications.

Revenue for the second quarter of 2013 and 2012 and the percentage change in revenue and organic growth from the second quarter of 2012 by discipline was (in millions):

	Three Months Ended June 30,

	2013		2012		2013 vs 2012

	$	% of Revenue	$	% of Revenue	$	% Change	% Organic Growth

Advertising	$1,759.6	48.4%	$1,704.2	47.9%	$55.4	3.2%	4.3%
CRM	1,255.4	34.5%	1,274.1	35.8%	(18.7)	(1.5)%	(0.5)%
Public relations	336.1	9.2%	322.2	9.0%	13.9	4.3%	3.8%
Specialty communications	285.9	7.9%	260.5	7.3%	25.4	9.8%	7.8%

	$3,637.0		$3,561.0		$76.0	2.1%	2.8%

We operate in a number of industry sectors. The percentage of our revenue by industry sector for the second quarter of 2013 and 2012 was:

Industry	2013	2012

Food and Beverage	14.1%	14.0%
Consumer Products	10.6%	10.1%
Pharmaceuticals and Health Care	10.4%	10.1%
Financial Services	8.4%	8.8%
Technology	9.0%	8.9%
Auto	7.8%	9.0%
Travel and Entertainment	6.6%	5.8%
Telecommunications	6.4%	6.2%
Retail	6.6%	6.6%
Other	20.1%	20.5%
Looking ahead to the remainder of the year, barring unforeseen events and excluding foreign rate exchange impacts, we expect our revenue to increase in excess of the weighted average nominal GDP growth as a result of increases in client spending and new business activities.
Operating Expenses: Operating expenses for the second quarter of 2013 compared to operating expenses for the second quarter of 2012 were (in millions):

	Three Months Ended June 30,

	2013			2012			2013 vs 2012

	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change

Revenue	$3,637.0			$3,561.0			$76.0	2.1%
Operating Expenses:
Salary and service costs	2,598.8	71.5%	83.5%	2,541.3	71.4%	83.2%	57.5	2.3%
Office and general expenses	515.2	14.2%	16.5%	513.3	14.4%	16.8%	1.9	0.4%

Operating Expenses	3,114.0	85.6%		3,054.6	85.8%		59.4	1.9%

Operating Income	$523.0	14.4%		$506.4	14.2%		$16.6	3.3%

Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased $57.5 million in the second quarter of 2013, compared to the second quarter of 2012 reflecting growth in revenue, an increase in employee compensation, including severance, and a change related to the mix of our business during the quarter.
Office and general expenses are less directly linked to changes in our revenue than salary and service costs. Office and general expenses increased $1.9 million in the second quarter of 2013, compared to the second quarter of 2012 reflecting our continuing efforts to control the cost structures of our agencies.
Operating income for the second quarter of 2013 increased 3.3%, compared to the second quarter of 2012. Operating margins increased to 14.4% in 2013 from 14.2% in 2012 and EBITA margins increased to 15.1% in the second quarter of 2013 from 14.9% in the second quarter of 2012.
Net Interest Expense: Net interest expense increased to $40.7 million in the second quarter of 2013, compared to $34.9 million in the second quarter of 2012. Interest expense increased $5.2 million to $49.2 million. The increase in interest expense is primarily attributable to the issuance of $500 million of our 2022 Notes in August 2012. Interest income decreased $0.6 million in the second quarter of 2013.
Income Taxes: Our effective tax rate for the second quarter of 2013 decreased to 33.9%, compared to 34.3% for the second quarter of 2012.
Net Income Per Common Share - Omnicom Group Inc.: For the foregoing reasons, net income - Omnicom Group Inc. in the second quarter of 2013 increased $6.8 million, or 2.4%, to $289.5 million, compared to $282.7 million in the second quarter of 2012. Diluted net income per common share - Omnicom Group Inc. increased 6.9% to $1.09 in the second quarter of 2013, compared to $1.02 in the second quarter of 2012 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding. The reduction in our weighted average common shares outstanding was the result of repurchases of our common stock, net of stock option exercises, shares issued under our employee stock purchase plan and shares issued upon the conversion of our 2033 Notes and 2038 Notes.

First Six Months of 2013 Compared to First Six Months of 2012 (in millions)

	2013	2012

Revenue	$7,035.9	$6,868.2
Operating Expenses:
Salary and service costs	5,132.3	4,975.8
Office and general expenses	1,008.8	1,023.5
Total Operating Expenses	6,141.1	5,999.3
Add back: Amortization of intangible assets	50.6	47.9
	6,090.5	5,951.4
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	945.4	916.8
EBITA Margin - %	13.4%	13.3%
Deduct: Amortization of intangible assets	50.6	47.9
Operating Income	894.8	868.9
Operating Margin - %	12.7%	12.7%
Interest Expense	98.2	82.5
Interest Income	16.5	18.5
Income Before Income Taxes and Income From Equity Method Investments	813.1	804.9
Income Tax Expense	272.7	271.2
Income From Equity Method Investments	6.1	6.5
Net Income	546.5	540.2
Less: Net Income Attributed To Noncontrolling Interests	51.8	52.9

Net Income - Omnicom Group Inc.	$494.7	$487.3

EBITA, which we define as earnings before interest, taxes and amortization of intangible assets, and EBITA Margin, which we define as EBITA divided by Revenue, are Non-GAAP financial measures. We use EBITA and EBITA Margin as additional operating performance measures, which exclude the non-cash amortization expense of acquired intangible assets. The table above reconciles EBITA and EBITA Margin to the U.S. GAAP financial measure of Operating Income for the periods presented. We believe that EBITA and EBITA Margin are useful measures to evaluate the performance of our businesses. Non-GAAP financial measures should not be considered in isolation from or as a substitute for financial information presented in compliance with U.S. GAAP. Non-GAAP financial measures reported by us may not be comparable to similarly titled amounts reported by other companies.
Revenue: Revenue for the first six months of 2013 increased $167.7 million, or 2.4%, to $7,035.9 million from $6,868.2 million in the first six months of 2012. Organic growth increased revenue $194.8 million and acquisitions, net of dispositions, increased revenue $11.1 million.The impact of foreign exchange rates reduced revenue $38.2 million.
The components of the first six months of 2013 revenue change in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International

	$	%	$	%	$	%

Six months ended June 30, 2012	$6,868.2		$3,579.0		$3,289.2
Components of revenue change:
Foreign exchange impact	(38.2)	(0.6)%	—	—%	(38.2)	(1.1)%
Acquisitions, net of dispositions	11.1	0.2%	(4.6)	(0.1)%	15.7	0.5%
Organic growth	194.8	2.8%	121.2	3.4%	73.6	2.2%

Six months ended June 30, 2013	$7,035.9	2.4%	$3,695.6	3.3%	$3,340.3	1.6%

The components and percentages are calculated as follows:

•
The foreign exchange impact is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $7,035.9 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $7,035.9 million less $7,074.1 million for the Total column in the table).

•
The acquisition component is calculated by aggregating the applicable prior period revenue of the acquired businesses, less revenue of any business included in the prior period revenue that was disposed of subsequent to the period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component (in the case $6,868.2 million for the Total column in the table).
Revenue for the first six months of 2013 and the percentage change in revenue and organic growth from the first six months of 2012 in our primary geographic markets were (in millions):

	Revenue	% Change	% Organic Growth

United States	$3,695.6	3.3%	3.4%
Euro Markets	1,097.9	(2.3)%	(3.4)%
United Kingdom	629.9	5.4%	5.0%
Other	1,612.5	2.9%	5.2%

	$7,035.9	2.4%	2.8%

In the first six months of 2013, foreign exchange rate impacts reduced revenue 0.6%, or $38.2 million, compared to the first six months of 2012. The most significant impacts resulted from the strengthening of the U.S. Dollar against the Japanese Yen, British Pound and Brazilian Real, partially offset by the weakening of the U.S. Dollar against the Euro.
Revenue from our largest client accounted for 2.6% and 2.7% of our revenue for the first six months of 2013 and 2012, respectively. No other client represented more than 2.6% and 2.5% of revenue for the first six months of 2013 and 2012, respectively. Our ten largest and 100 largest clients represented 19.1% and 52.1% of our revenue for the first six months of 2013, respectively and 19.1% and 51.8% of our revenue for the first six months of 2012, respectively.
Revenue for the first six months of 2013 and 2012 and the percentage change in revenue and organic growth by discipline was (in millions):

	Six Months Ended June 30,

	2013		2012		2013 vs 2012

	$	% of Revenue	$	% of Revenue	$	% Change	% Organic Growth

Advertising	$3,411.4	48.5%	$3,267.4	47.6%	$144.0	4.4%	5.1%
CRM	2,428.2	34.5%	2,462.7	35.8%	(34.5)	(1.4)%	(0.6)%
Public relations	654.5	9.3%	629.1	9.2%	25.4	4.0%	2.9%
Specialty communications	541.8	7.7%	509.0	7.4%	32.8	6.4%	4.5%

	$7,035.9	100.0%	$6,868.2	100.0%	$167.7	2.4%	2.8%

We operate in a number of industry sectors. The percentage of our revenue by industry sector for the first six months of 2013 and 2012 was:

Industry	2013	2012

Food and Beverage	13.9%	13.9%
Consumer Products	10.2%	9.5%
Pharmaceuticals and Health Care	10.1%	9.9%
Financial Services	8.3%	8.8%
Technology	9.0%	8.8%
Auto	7.9%	8.6%
Travel and Entertainment	6.5%	6.0%
Telecommunications	6.6%	6.5%
Retail	6.7%	6.7%
Other	20.8%	21.3%
Operating Expenses: Operating expenses for the first six months of 2013 compared to operating expenses for the first six months of 2012 were (in millions):

	Six Months Ended June 30,

	2013			2012			2013 vs 2012

	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change

Revenue	$7,035.9			$6,868.2			$167.7	2.4%
Operating Expenses:
Salary and service costs	5,132.3	72.9%	83.6%	4,975.8	72.4%	82.9%	156.5	3.1%
Office and general expenses	1,008.8	14.3%	16.4%	1,023.5	14.9%	17.1%	(14.7)	(1.4)%

Operating Expenses	6,141.1	87.3%		5,999.3	87.3%		141.8	2.4%

Operating Income	$894.8	12.7%		$868.9	12.7%		$25.9	3.0%

Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased $156.5 million for the first six months of 2013, compared to the first six months of 2012 reflecting growth in revenue and an increase in employee compensation, including severance, and increases related to changes in the mix of our business during the period.
Office and general expenses are less directly linked to changes in our revenue than salary and service costs. Office and general expenses decreased $14.7 million in the first six months of 2013, compared to the first six months of 2012, reflecting our continuing efforts to control the cost structures of our agencies.
Operating income for first six months of 2013 increased 3.0%, compared to the first six months of 2012. Operating margins were 12.7% in 2013 and 2012 and EBITA margins increased to 13.4% from 13.3%.
Net Interest Expense: Net interest expense increased to $81.7 million in the first six months of 2013, compared to $64.0 million in the first six months of 2012. Interest expense increased $15.7 million to $98.2 million. The increased interest expense is primarily attributable to the issuance $750 million of our 2022 Notes in April 2012 and $500 million of our 2022 Notes in August 2012. Interest income decreased $2.0 million in the first six months of 2013.
Income Taxes: Our effective tax rate for the first six months of 2013 decreased to 33.5%, from 33.7% for the first six months of 2012.

Net Income Per Common Share - Omnicom Group Inc.: For the foregoing reasons, net income - Omnicom Group Inc. for the first six months of 2013 increased $7.4 million, or 1.5%, to $494.7 million, compared to $487.3 million for the first six months of 2012. Diluted net income per common share - Omnicom Group Inc. increased 6.3% to $1.85 for the first six months of 2013, compared to $1.74 for the first six months of 2012 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding. The reduction in our weighted average common shares outstanding was the result of repurchases of our common stock, net of stock option exercises, shares issued under our employee stock purchase plan and shares issued upon the conversion of our 2033 Notes and 2038 Notes.
CRITICAL ACOUNTING POLICIES
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
Acquisitions and Goodwill
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

The range of assumptions used for the long-term growth rate and WACC in our evaluations as of June 30, 2013 and 2012 were:

	June 30,

	2013	2012

Long-Term Growth Rate	4%	4%
WACC	10.1% - 10.7%	10.3% - 10.9%
Long-term growth rates represent our estimate of the long-term growth rate for our industry and most markets of the global economy we operate in. The average historical revenue growth rate of our reporting units for the past ten years was approximately 6.8% and the Average Nominal GDP growth of the countries comprising our major markets that account for substantially all of our revenue was 4.3% over the same period. We considered this history when determining the long-term growth rates used in our annual impairment test at June 30, 2013. We believe marketing expenditures over the long term have a high correlation to GDP. We also believe, based on our historical performance, that our long-term growth rate will exceed Average Nominal GDP growth in the markets we operate in. For our annual test as of June 30, 2013, we used an estimated long-term growth rate of 4% for all of our reporting units.
When performing our annual impairment test as of June 30, 2013 and estimating the future cash flows of our reporting units, we considered the current macroeconomic environment, as well as industry and market specific conditions at mid-year 2013. In the first half of 2013, we experienced an increase in our revenue of 2.8%, which excludes growth from acquisitions and the impact from changes in foreign exchange rates. However, the continuing fiscal issues faced by many countries in the Euro Zone has caused economic difficulty in certain of our Euro Zone markets. We considered the effect of these conditions in our annual impairment test.
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
Conclusion - Goodwill Impairment Review
Under U.S. GAAP, we have the option of either assessing qualitative factors to determine whether it is more-likely-than-not that the carrying value of our reporting units exceeds their respective fair value or proceeding directly to Step 1 of the goodwill impairment test. Although not required, we performed Step 1 of the annual impairment test and compared the fair value of each of our reporting units to its respective carrying value, including goodwill. Based on the results of our impairment test, we concluded that our goodwill was not impaired at June 30, 2013, because the fair value of each of our reporting units was substantially in excess of their respective net book value. The minimum decline in fair value that one of our reporting units would need to experience in order to fail Step 1 of the goodwill impairment test was approximately 70%. Notwithstanding our belief that the assumptions we used in our impairment testing for our WACC and long-term growth rate are reasonable, we performed a sensitivity analysis for each of our reporting units. The results of this sensitivity analysis on our impairment test as of June 30, 2013 revealed that if WACC increased by 1% and/or long-term growth rate decreased by 1%, the fair value of each of our reporting units would continue to be substantially in excess of their respective net book values and would pass Step 1 of the impairment test.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements, Including Contractual Obligations
Historically, the majority of our non-discretionary cash requirements have been funded from operating cash flow and cash on hand. Working capital is our principal non-discretionary funding requirement. In addition, we have contractual obligations related to our senior notes and convertible notes, our recurring business operations, primarily related to lease obligations, as well as contingent purchase price obligations (earn-outs) related to acquisitions completed in prior years.
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
During the first six months of 2013, we generated $66.5 million of cash from operations, which included cash used for operating capital of $635.7 million. During the first six months of 2013, our discretionary spending during the period was primarily comprised of: dividend payments of $106.7 million, capital expenditures of $69.0 million, repurchases of our common stock of $492.3 million, net of proceeds from stock option exercises and related tax benefits and common stock sold to our employee stock purchase plan, dividends to noncontrolling interest shareholders of $59.9 million and acquisition payments, including contingent purchase price obligations and acquisition of additional shares of noncontrolling interests, of $59.4 million.
On May 16, 2013, we called our Convertible Notes due June 15, 2033 (“2033 Notes”) and our Convertible Notes due July 1, 2038 (“2038 Notes”) for redemption on June 17, 2013 at a redemption price of 100% of the principal amount. As provided in the indenture governing the 2033 Notes and the 2038 Notes, prior to redemption the noteholders had the right to convert their notes into shares of our common stock at a conversion rate of 19.4174 shares per $1,000 principal amount at any time prior to June 13, 2013. Substantially all the noteholders exercised their conversion right. We paid $406.1 million in cash representing the principal amount of the 2033 Notes and 2038 Notes that were converted and issued 1,499,792 shares of our common stock to satisfy the conversion premium. On June 17, 2013, we paid $0.6 million to redeem the remaining 2033 Notes and 2038 Notes that were not converted.
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

Our cash and cash equivalents decreased $1,278.4 million to $1,399.9 million and our short-term investments decreased $5.9 million to $14.7 million from December 31, 2012, primarily to fund the redemption of our 2033 Notes and 2038 Notes, as well as funding our seasonal working capital requirement. Short-term investments primarily consist of time deposits with financial institutions that we expect to convert into cash within our current operating cycle, generally one year.
At June 30, 2013, our foreign subsidiaries held substantially all of our cash and cash equivalents of $1,399.9 million. The majority of this cash is available to us, net of any taxes payable upon repatriation to the United States. Changes in international tax rules or changes in U.S. tax rules and regulations covering international operations and foreign tax credits may affect our future reported financial results or the way we conduct our business.
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
Debt Instruments and Related Covenants
We have committed and uncommitted lines of credit. We have a $2.5 billion committed line of credit, or Credit Agreement, with a consortium of banks expiring on October 12, 2016. We have the ability to classify borrowings under the Credit Agreement as long-term. The Credit Agreement supports the issuance of up to $1.5 billion of commercial paper. Commercial paper issuances reduce the amount available under the Credit Agreement.
Depending on market conditions at the time, we typically fund our day-to-day liquidity by issuing commercial paper, borrowing under our uncommitted lines of credit or drawing on our Credit Agreement. At June 30, 2013, there were no outstanding commercial paper issuances or borrowings under the Credit Agreement.
Commercial paper activity for the quarters ended June 30, 2013 and 2012, was (dollars in millions):

	2013	2012

Average amount outstanding during the quarter	$592.5	$483.5
Maximum amount outstanding during the quarter	$947.7	$837.2
Total issuances during the quarter	$3,345.0	$4,536.7
Average days outstanding	16.1	9.7
Weighted average interest rate	0.35%	0.43%
At June 30, 2013, short-term borrowings of $12.8 million represent bank overdrafts and lines of credit of our international subsidiaries. These bank overdrafts and lines of credit are treated as unsecured loans pursuant to the agreements supporting the facilities.
The Credit Agreement contains financial covenants that restrict our ability to incur indebtedness as defined in the agreement. These financial covenants limit the Leverage Ratio of total consolidated indebtedness to total consolidated EBITDA for the most recently ended 12 month period (under the Credit Agreement, EBITDA is defined as earnings before interest, taxes, depreciation and amortization) to no more than 3.0 times. We are also required to maintain a minimum Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5.0 times for the most recently ended 12 month period. At June 30, 2013 we were in compliance with these covenants as our Leverage Ratio was 1.9 times and our Interest Coverage Ratio was 10.8 times. The Credit Agreement does not limit our ability to declare or pay dividends.

At June 30, 2013, the carrying value of our debt and amounts available under the Credit Agreement were (in millions):

	Debt	Available Credit

Short-term borrowings, due in less than one year	$12.8	$—
Outstanding Commercial Paper issuances	—	—
Borrowings under the Credit Agreement	—	2,500.0
5.90% Senior Notes due April 15, 2016	1,000.0	—
6.25% Senior Notes due July 15, 2019	500.0	—
4.45% Senior Notes due August 15, 2020	1,000.0	—
3.625% Senior Notes due May 1, 2022	1,250.0	—
Convertible Notes due July 31, 2032	252.7	—
Other debt	0.3	—

	4,015.8	2,500.0
Unamortized premium (discount) on Senior Notes, net	15.3	—
Deferred gain from termination of interest rate swaps on Senior Notes due 2016	19.5	—

	$4,050.6	$2,500.0

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
On July 31, 2013, the holders of our Convertible Notes due July 31, 2032 can put their notes back to us for cash.
CREDIT RISK
We provide advertising, marketing and corporate communications services to several thousand clients who operate in nearly every industry sector of the global economy. In the normal course of business, we grant credit to qualified clients. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 2.6% of our revenue for the first six months of 2013 and no other client accounted for more than 2.6% of our revenue for the first six months of 2013. However, during periods of economic downturn, the credit profiles of our clients could change.
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
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2013, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 are appropriate.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock repurchase activity during the three months ended June 30, 2013 was:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 2013	2,149,447	$59.17	—	—
May 2013	2,533,096	$61.13	—	—
June 2013	8,528	$62.50	—	—

	4,691,071	$60.23	—	—

During the three months ended June 30, 2013, we purchased 4,356,000 shares of our common stock in the open market for general corporate purposes and withheld 335,071 shares from employees to satisfy estimated tax obligations primarily related to stock option exercises and vesting of restricted stock. The value of the common stock withheld was based on the closing price of our common stock on the applicable exercise or vesting date.
There were no unregistered sales of our equity securities during the three months ended June 30, 2013.
Item 6. Exhibits
(a) Exhibits

10	Omnicom Group Inc. 2013 Incentive Award Plan (Appendix A to our Proxy Statement (File No. 1-10551) filed on April 11, 2013 and incorporate herein by reference).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

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

OMNICOM GROUP INC.
Dated:	July 17, 2013	/s/ Randall J. Weisenburger

Randall J. Weisenburger Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)