Form 10-Q
period 2013-09-30
OMNICOM GROUP INC.
filed 2013-10-17
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2013
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
________________________
As of October 15, 2013, there were 257,360,875 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

Forward-Looking Statements
Certain of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. These statements relate to future events or future financial performance and involve known and unknown risks and other factors that may cause our actual or our industry’s results, levels of activity or achievement to be materially different from those expressed or implied by any forward-looking statements. These risks and uncertainties, including those resulting from specific factors identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include, but are not limited to, our future financial position and results of operations, global economic conditions, losses on media purchases and production costs incurred on behalf of clients, reductions in client spending and/or a slowdown in client payments, competitive factors, changes in client communication requirements, managing conflicts of interest, the hiring and retention of personnel, maintaining a highly skilled workforce, our ability to attract new clients and retain existing clients, reliance on information technology systems, changes in government regulations impacting our advertising and marketing strategies, conditions in the credit markets, risks associated with assumptions we make in connection with our critical accounting estimates and legal proceedings, our ability to consummate the merger with Publicis Groupe and recognize the benefits therefrom, and our international operations, which are subject to the risks of currency fluctuations and foreign exchange controls. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are our present expectations. Actual events or results may differ. We undertake no obligation to update or revise any forward-looking statement, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30, 2013	December 31, 2012

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,521.5	$2,678.3
Short-term investments, at cost	12.9	20.6
Accounts receivable, net of allowance for doubtful accounts of $32.8 and $35.9	6,577.8	6,958.2
Work in process	1,328.3	1,008.4
Other current assets	1,024.9	995.9

Total Current Assets	10,465.4	11,661.4

Property and Equipment at cost, less accumulated depreciation of $1,226.7 and $1,234.8	701.6	723.8
Equity Method Investments	152.2	155.2
Goodwill	8,869.0	8,844.2
Intangible Assets, net of accumulated amortization of $552.9 and $498.0	398.1	456.1
Other Assets	284.5	311.2

TOTAL ASSETS	$20,870.8	$22,151.9

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$7,533.1	$8,296.7
Customer advances	1,280.4	1,231.5
Current portion of debt	0.3	0.4
Short-term borrowings	18.3	6.4
Taxes payable	234.9	264.4
Other current liabilities	2,168.4	2,076.4

Total Current Liabilities	11,235.4	11,875.8

Long-Term Notes Payable	3,782.7	3,789.1
Convertible Debt	252.7	659.4
Long-Term Liabilities	718.0	739.9
Long-Term Deferred Tax Liabilities	879.3	933.0
Commitments and Contingent Liabilities (See Note 12)
Temporary Equity - Redeemable Noncontrolling Interests	194.7	198.4
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	59.6	59.6
Additional paid-in capital	810.9	836.6
Retained earnings	8,766.7	8,394.4
Accumulated other comprehensive income (loss)	(220.6)	(129.5)
Treasury stock, at cost	(6,076.3)	(5,700.3)

Total Shareholders’ Equity	3,340.3	3,460.8
Noncontrolling interests	467.7	495.5

Total Equity	3,808.0	3,956.3

TOTAL LIABILITIES AND EQUITY	$20,870.8	$22,151.9

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

Revenue	$3,490.5	$3,406.6	$10,526.4	$10,274.8
Operating Expenses	3,111.1	3,019.3	9,252.2	9,018.6

Operating Income	379.4	387.3	1,274.2	1,256.2

Interest Expense	50.5	47.8	148.8	130.3
Interest Income	7.7	7.5	24.2	26.0

Income Before Income Taxes and Income From Equity Method Investments	336.6	347.0	1,149.6	1,151.9
Income Tax Expense	116.2	118.7	388.9	389.9
Income From Equity Method Investments	4.3	5.3	10.5	11.9

Net Income	224.7	233.6	771.2	773.9
Less: Net Income Attributed To Noncontrolling Interests	28.7	29.7	80.5	82.7

Net Income - Omnicom Group Inc.	$196.0	$203.9	$690.7	$691.2

Net Income Per Share - Omnicom Group Inc.:
Basic	$0.74	$0.75	$2.60	$2.51
Diluted	$0.74	$0.74	$2.58	$2.49

Dividends Declared Per Common Share	$0.40	$0.30	$1.20	$0.90

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

Net Income	$224.7	$233.6	$771.2	$773.9

Unrealized gain on available-for-sale securities, net of income taxes of $0.2 for the nine months ended September 30, 2013	—	—	0.3	—
Foreign currency translation adjustment, net of income taxes of $94.4 and $53.2 for the three months and ($63.6) and $36.9 for the nine months ended September 30, 2013 and 2012, respectively	183.4	103.2	(123.3)	71.3
Defined benefit pension and postemployment plans adjustment, net of income taxes of $0.7 and $0.9 for the three months and $3.1 and $2.5 for the nine months ended September 30, 2013 and 2012, respectively	1.1	1.3	4.5	3.7

Other Comprehensive Income	184.5	104.5	(118.5)	75.0

Comprehensive Income	409.2	338.1	652.7	848.9

Less: Comprehensive Income attributed to noncontrolling interests	36.4	38.7	53.1	86.7

Comprehensive Income - Omnicom Group Inc.	$372.8	$299.4	$599.6	$762.2

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,

	2013	2012

Cash Flows from Operating Activities:
Net income	$771.2	$773.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	136.6	135.4
Amortization of intangible assets	76.3	75.2
Amortization of deferred gain from termination of interest rate swaps	(5.5)	(5.5)
Income from equity method investments, net of dividends received	0.4	(1.6)
Provision for doubtful accounts	4.4	5.3
Share-based compensation	64.9	63.1
Excess tax benefit from share-based compensation	(34.2)	(79.8)
Change in operating capital	(654.2)	(665.9)

Net Cash Provided By Operating Activities	359.9	300.1

Cash Flows from Investing Activities:
Payments to acquire property and equipment	(123.3)	(158.7)
Payments to acquire businesses and interests in affiliates, net of cash acquired	(26.5)	(117.3)
Proceeds from investments	17.3	8.4

Net Cash Used In Investing Activities	(132.5)	(267.6)

Cash Flows from Financing Activities:
Proceeds from short-term debt	12.5	1.4
Proceeds from borrowings	—	1,273.2
Redemption of convertible debt	(406.7)	—
Payments of dividends	(212.6)	(235.4)
Payments for repurchase of common stock	(571.3)	(1,001.6)
Proceeds from stock plans	44.8	207.6
Payments for acquisition of additional noncontrolling interests	(11.0)	(19.2)
Payments of dividends to noncontrolling interest shareholders	(81.1)	(78.9)
Payments of contingent purchase price obligations	(68.9)	(30.6)
Excess tax benefit on share-based compensation	34.2	79.8
Other, net	(24.2)	(86.9)

Net Cash (Used In) Provided By Financing Activities	(1,284.3)	109.4

Effect of exchange rate changes on cash and cash equivalents	(99.9)	33.2

Net (Decrease) Increase in Cash and Cash Equivalents	(1,156.8)	175.1

Cash and Cash Equivalents at the Beginning of the Period	2,678.3	1,781.2

Cash and Cash Equivalents at the End of the Period	$1,521.5	$1,956.3

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Presentation of Financial Statements
The terms “Omnicom,”, the “Company”, “we,” “our” and “us” each refer to Omnicom Group Inc. and our subsidiaries, unless the context indicates otherwise. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”) for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure have been condensed or omitted.
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
2. Business Combination Agreement
On July 27, 2013, the Company and Publicis Groupe S.A. (“Publicis”) entered into a Business Combination Agreement (the “Agreement”) pursuant to which the Company and Publicis agreed, subject to the terms and conditions of the Agreement, to combine their respective businesses (the “Business Combination”). In the Business Combination, Publicis will merge (the “Publicis Merger”) with and into Publicis Omnicom Group N.V., a newly-formed Dutch holding company (“Publicis Omnicom Group” or “HoldCo”), with Publicis Omnicom Group being the surviving entity in the Publicis Merger, and immediately after consummation of the Publicis Merger, a corporation wholly-owned by Publicis Omnicom Group will merge (the “Omnicom Merger” and together with the Publicis Merger, the “Mergers”) with and into the Company, with the Company being the surviving corporation in the Omnicom Merger.
In the Publicis Merger, each issued and outstanding share of Publicis will be exchanged for 1.000000 ordinary share of Publicis Omnicom Group. In addition, prior to completion of the Publicis Merger, Publicis intends to declare and pay a special dividend, in cash, in an amount equal to €1.00 per Publicis share (the “Publicis Transaction Dividend”). In the Omnicom Merger, each share of common stock of the Company will be converted into the right to receive 0.813008 of a Publicis Omnicom Group ordinary share, together with cash in lieu of fractional shares, subject to adjustment to account for certain changes in outstanding shares and certain excluded asset values as set forth in the Agreement. Similarly, prior to completion of the Omnicom Merger, the Company intends to declare and pay a special cash dividend of $2.00 per share of the Company’s outstanding common stock (the “Omnicom Transaction Dividend” and, together with the Publicis Transaction Dividend, the “Transaction Dividends”), subject to adjustment to account for certain changes in outstanding shares of the parties and certain excluded asset values, in each case as set forth in the Agreement, and, if necessary, to equalize the cumulative amount of regular dividends paid by the Company after July 27, 2013 with the cumulative amount of regular Publicis dividends paid after July 27, 2013. However, dividends of up to $0.80 in the aggregate paid to holders of the Company’s common stock in respect of record dates after July 27, 2013 and before the Mergers are not included in this equalization. The payment of the Transaction Dividends is also subject to applicable law.
Completion of the transactions contemplated by the Agreement (which include the Mergers, the Publicis Transaction Dividend, and the Omnicom Transaction Dividend, collectively, the “Transactions”) will be subject to the satisfaction or waiver, if legally permitted, of certain conditions including (a) approval and adoption of the Agreement and the Omnicom Merger by the holders of two-thirds of the outstanding shares of common stock of the Company, approval of the Cross-Border Merger Terms (as described in the Agreement), and the Publicis Merger by the holders of two-thirds of the voting rights attached to the Publicis shares present at a meeting of the Publicis shareholders, and the approval of the Publicis Transaction Dividend by the holders of a majority of the voting rights attached to the Publicis shares present at a meeting of the Publicis shareholders; (b) approval by requisite governmental regulators and authorities, including approvals under applicable competition laws; (c) the listing of the Publicis Omnicom Group ordinary shares on applicable stock exchanges; (d) the absence of any law or order prohibiting the completion of the Transactions; and (e) the absence of a material adverse effect on either the Company or Publicis.
The completion of the Transactions contemplated by the Agreement will have a material effect on our future results of operations and financial position.

3. New Accounting Standards
On January 1, 2013, we adopted FASB Accounting Standards Update (“ASU”) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2013-01 amended existing guidance by requiring additional disclosure about financial instruments and derivative instruments that are either (1) offset in the statement of financial position or (2) subject to an enforceable master netting arrangement. ASU 2013-01 requires retrospective disclosure for all comparative periods. The adoption of ASU 2013-01 did not have a material impact on our financial position or financial statement disclosure.
As of March 31, 2013, we adopted FASB ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 amended existing guidance by requiring additional disclosure either on the face of the income statement or in the notes to the financial statements of significant amounts reclassified out of accumulated other comprehensive income. ASU 2013-02 required prospective adoption, and effected financial statement disclosure only. The adoption of ASU 2013-02 had no affect on our results of operations or financial position.
4. Net Income per Common Share
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
Net income per common share is calculated using the two-class method, which is an earnings allocation method for computing net income per common share when a company’s capital structure includes common stock and participating securities. The majority of our unvested restricted stock awards receive non-forfeitable dividends at the same rate as our common stock and therefore are considered participating securities. Under the two-class method, basic and diluted net income per common share is reduced for a presumed hypothetical distribution of earnings to holders of our unvested restricted stock. The computation of basic and diluted net income per common share for the three and nine months ended September 30, 2013 and 2012 is (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

Net Income Available for Common Shares:
Net income - Omnicom Group Inc.	$196.0	$203.9	$690.7	$691.2
Net income allocated to participating securities	(4.8)	(4.5)	(18.1)	(15.4)

	$191.2	$199.4	$672.6	$675.8

Weighted Average Shares:
Basic	258.2	266.6	259.0	269.6
Dilutive stock options and restricted shares and shares issuable for the conversion value of convertible debt	1.7	1.9	1.4	1.9

Diluted	259.9	268.5	260.4	271.5

Anti-dilutive stock options and restricted shares	—	0.2	0.1	0.2

Net Income per Common Share - Omnicom Group Inc.:
Basic	$0.74	$0.75	$2.60	$2.51
Diluted	$0.74	$0.74	$2.58	$2.49

5. Goodwill and Intangible Assets
Goodwill and intangible assets at September 30, 2013 and December 31, 2012 were (in millions):

	2013			2012

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Goodwill	$9,450.6	$581.6	$8,869.0	$9,424.3	$580.1	$8,844.2

Intangible assets:
Purchased and internally developed software	$285.3	$226.7	$58.6	$283.3	$218.8	$64.5
Customer related and other	665.7	326.2	339.5	670.8	279.2	391.6

	$951.0	$552.9	$398.1	$954.1	$498.0	$456.1

We evaluate goodwill for impairment at least annually at the end of the second quarter of the year and whenever events or circumstances indicate the carrying value may not be recoverable. At June 30, 2013, we performed Step 1 of the annual impairment test and compared the fair value of each of our reporting units to its respective carrying value, including goodwill. Based on the results of our impairment tests, we concluded that our goodwill was not impaired at June 30, 2013 because the fair value of each of our reporting units was substantially in excess of their respective net book value.
Change in goodwill for the nine months ended September 30, 2013 and 2012 were (in millions):

	2013	2012

Balance January 1	$8,844.2	$8,456.3
Acquisitions	55.5	225.6
Dispositions	(8.5)	(2.5)
Foreign currency translation	(22.2)	49.2

Balance September 30	$8,869.0	$8,728.6

There were no goodwill impairment losses recorded in the first nine months of 2013 or 2012 and there are no accumulated goodwill impairment losses. Goodwill resulting from acquisitions completed during 2013 and 2012 includes $9.2 million and $16.2 million, respectively, of goodwill attributed to noncontrolling interests in the acquired businesses.
6. Debt
Lines of Credit
We have committed and uncommitted lines of credit. We have a $2.5 billion committed line of credit (“Credit Agreement”) with a consortium of banks expiring on October 12, 2016. We have the ability to classify borrowings under the Credit Agreement as long-term. The Credit Agreement supports the issuance of up to $1.5 billion of commercial paper. Commercial paper issuances reduce the amount available under the Credit Agreement. At September 30, 2013, there were no outstanding commercial paper issuances or borrowings under the Credit Agreement. At September 30, 2013 and December 31, 2012, we had various uncommitted lines of credit aggregating $1,083.4 million and $878.2 million, respectively.
Our available and unused lines of credit at September 30, 2013 and December 31, 2012 were (in millions):

	2013	2012

Credit Agreement	$2,500.0	$2,500.0
Uncommitted lines of credit	1,083.4	878.2

Available and unused lines of credit	$3,583.4	$3,378.2

The Credit Agreement contains financial covenants that restrict our ability to incur indebtedness as defined in the agreement. These financial covenants limit the Leverage Ratio of total consolidated indebtedness to total consolidated EBITDA to no more than 3 times for the most recently ended 12 month period (under the Credit Agreement, EBITDA is defined as earnings before interest, taxes, depreciation and amortization). We are also required to maintain a minimum Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12 month period. At September 30, 2013 we were in compliance with these covenants, as our Leverage Ratio was 1.9 times and our Interest Coverage Ratio was 10.6 times. The Credit Agreement does not limit our ability to declare or pay dividends.
Short-Term Borrowings
Short-term borrowings of $18.3 million and $6.4 million at September 30, 2013 and December 31, 2012, respectively, represent bank overdrafts and credit lines of our international subsidiaries. The bank overdrafts and credit lines are treated as unsecured loans pursuant to the agreements supporting the facilities. Due to the short-term nature of these instruments, carrying value approximates fair value.
Long-Term Notes Payable
Long-term notes payable at September 30, 2013 and December 31, 2012 were (in millions):

	2013	2012

5.90% Senior Notes due April 15, 2016	$1,000.0	$1,000.0
6.25% Senior Notes due July 15, 2019	500.0	500.0
4.45% Senior Notes due August 15, 2020	1,000.0	1,000.0
3.625% Senior Notes due May 1, 2022	1,250.0	1,250.0
Other notes and loans	0.3	0.4

	3,750.3	3,750.4
Unamortized premium (discount) on Senior Notes, net	15.0	16.0
Deferred gain from termination of interest rate swaps on Senior Notes due 2016	17.7	23.1

	3,783.0	3,789.5
Less current portion	0.3	0.4

Long-term notes payable	$3,782.7	$3,789.1

Convertible Debt
Convertible debt at September 30, 2013 and December 31, 2012 was (in millions):

	2013	2012

Convertible Notes due July 31, 2032	$252.7	$252.7
Convertible Notes due June 15, 2033	—	0.1
Convertible Notes due July 1, 2038	—	406.6

	252.7	659.4
Less current portion	—	—

Convertible debt	$252.7	$659.4

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

Beginning August 1, 2013, our Convertible Notes due July 31, 2032 ("2032 Notes") will accrue contingent interest for the six-month period August 1, 2013 to January 31, 2014. Contingent interest of $2.81 per $1,000 principal amount is payable quarterly on October 31, 2013 and January 31, 2014. In the third quarter of 2013, we recorded a charge to interest expense of $2.8 million, representing the fair value of the contingent interest derivative. In addition, effective September 24, 2013, the conversion rate was adjusted to 18.249 shares of our common stock per $1,000 principal amount. The previous conversion rate was 18.18 shares of our common stock per $1,000 principal amount. On July 31, 2014, the holders of our 2032 Notes can put their notes back to us for cash and we have the right to call the notes at that time.
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
Revenue and long-lived assets and goodwill by geographic area as of and for the periods ended September 30, 2013 and 2012 were (in millions):

	Americas	EMEA	Asia Pacific

2013
Revenue - Three months ended	$2,054.4	$1,050.8	$385.3
Revenue - Nine months ended	6,252.3	3,138.5	1,135.6
Long-lived assets and goodwill	6,072.4	2,906.1	592.1
2012
Revenue - Three months ended	$2,003.1	$1,007.2	$396.3
Revenue - Nine months ended	6,073.8	3,072.8	1,128.2
Long-lived assets and goodwill	6,088.5	2,738.1	602.0
The Americas is composed of the United States, Canada and Latin American countries. EMEA is composed of various Euro currency countries, the United Kingdom, other European countries that have not adopted the European Union Monetary standard, the Middle-East and Africa. Asia Pacific is composed of Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries.
8. Income Taxes
Our effective tax rate for the nine months ended September 30, 2013 and 2012 was 33.8%.
In connection with the conversion of our 2033 Notes and 2038 Notes, we reclassified $52.7 million, representing the excess of the accreted value of the notes for income tax purposes over the conversion value, from long-term deferred tax liability to current taxes payable. In addition, we reclassified $34.5 million, representing the difference between the issue price of the notes and the conversion value, from long-term deferred tax liability to additional paid-in capital. In third quarter of 2013, we paid approximately $40 million of the tax liability resulting from the conversion of the notes and we expect to pay the remaining liability in the fourth quarter of 2013.
At September 30, 2013, our unrecognized tax benefits were $141.5 million. Of this amount, approximately $62.8 million would affect our effective tax rate upon resolution of the uncertain tax positions.

9. Pension and Other Postemployment Benefits
Defined Benefit Pension Plans
The components of net periodic benefit cost for the nine months ended September 30, 2013 and 2012 were (in millions):

	2013	2012

Service cost	$3.3	$4.6
Interest cost	4.6	4.6
Expected return on plan assets	(2.1)	(1.9)
Amortization of prior service cost	2.7	2.4
Amortization of actuarial (gains) losses	2.4	1.1

	$10.9	$10.8

We contributed $3.1 million and $5.3 million to our defined benefit pension plans in the nine months ended September 30, 2013 and 2012, respectively.
Postemployment Arrangements
The components of net periodic benefit cost for the nine months ended September 30, 2013 and 2012 were (in millions):

	2013	2012

Service cost	$3.0	$3.0
Interest cost	3.3	3.5
Amortization of prior service cost	1.5	1.5
Amortization of actuarial (gains) losses	1.0	0.6

	$8.8	$8.6

Net periodic benefit cost for our defined benefit pension plans and postemployment arrangements is included in the salary and service costs component of operating expenses.
10. Operating Expenses
Operating expenses for the three and nine months ended September 30, 2013 and 2012 were (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

Salary and service costs	$2,579.2	$2,515.8	$7,711.5	$7,491.5
Office and general expenses	503.8	503.5	1,512.6	1,527.1
Merger expenses	28.1	—	28.1	—

Operating expenses	$3,111.1	$3,019.3	$9,252.2	$9,018.6

In the third quarter of 2013 we incurred $28.1 million of expenses in connection with the pending merger with Publicis, which were primarily comprised of professional fees. The merger expenses are shown as a separate component of operating expenses. We expect to incur significant additional merger expenses.

11. Supplemental Cash Flow Data
Change in operating capital for the nine months ended September 30, 2013 and 2012 were (in millions):

	2013	2012

(Increase) decrease in accounts receivable	$294.0	$438.1
(Increase) decrease in work in process and other current assets	(392.8)	(205.6)
Increase (decrease) in accounts payable	(668.9)	(697.4)
Increase (decrease) in customer advances and other current liabilities	97.6	(314.5)
Change in other assets and liabilities, net	15.9	113.5

	$(654.2)	$(665.9)

Income taxes paid	$335.2	$287.5

Interest paid	$134.8	$114.8
In connection with the conversion of our 2033 Notes and our 2038 Notes in May 2013, we issued 1,499,792 shares of our common stock to satisfy the conversion premium. These issuances resulted in a non-cash pre-tax financing activity of $95.4 million, excluding the cash tax benefit of $34.5 million, based on the closing prices of our common stock on the settlement dates.
12. Commitments and Contingent Liabilities
A putative class action challenging the merger was filed on August 5, 2013 on behalf of Omnicom shareholders in the Supreme Court of the State of New York, New York County. The action, entitled Paul Ansfield v. Wren, et al., names as defendants Omnicom and its board of directors, as well as Publicis and HoldCo. It alleges that the members of the Omnicom board breached their fiduciary duties by, inter alia, approving a merger that is purportedly detrimental to Omnicom’s shareholders.  The action also alleges that Publicis aided and abetted the Omnicom board’s breach of their fiduciary duties. The action seeks an injunction barring or rescinding the Business Combination, damages and attorneys’ fees and costs.
Two additional purported class actions were subsequently filed in the Supreme Court of the State of New York, New York County: Lee and Lee v. Omnicom Group, et al., filed on August 14, 2013, and Fultz v. Crawford et al., filed on August 20, 2013. Both of these actions name as defendants Omnicom and its board of directors, as well as Publicis, and make substantially the same allegations and seek substantially the same relief as the Ansfield case.
On August 19, 2013, the Plaintiffs in the Ansfield and Lee actions filed a motion to consolidate those actions with each other and with all subsequently filed or transferred actions arising out of the same facts and circumstances, to select plaintiffs as lead plaintiffs and to approve plaintiffs’ selection of counsel as co-lead counsel.  On October 3, 2013, the Plaintiffs in all three cases asked the Court to consolidate the three cases, and to approve lead plaintiffs and plaintiffs’ selection of counsel as co-lead counsel.
Omnicom believes these lawsuits are without merit and intends to defend vigorously against them. Due to the inherent uncertainties of such matters, and because discovery is not yet completed, we are unable to predict potential outcomes or estimate of the range of potential damages, if any. Management does not presently expect that the outcome of these matters will have a material adverse effect on our results of operations or financial position.
In the ordinary course of business, we are involved in various other legal proceedings. We do not presently expect that these other proceedings will have a material adverse effect on our results of operations or financial position.

13. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 were (in millions):

September 30, 2013	Level 1	Level 2	Level 3	Total

Assets:
Cash and cash equivalents	$1,521.5			$1,521.5
Short-term investments	12.9			12.9
Available-for-sale securities	4.6			4.6
Forward foreign exchange contracts		$1.3		1.3

Liabilities:
Forward foreign exchange contracts		$0.3		$0.3
Contingent interest derivative		2.8		2.8
Contingent purchase price obligations			$213.3	213.3

December 31, 2012	Level 1	Level 2	Level 3	Total

Assets:
Cash and cash equivalents	$2,678.3			$2,678.3
Short-term investments	20.6			20.6
Available-for-sale securities	3.9			3.9
Forward foreign exchange contracts		$0.5		0.5

Liabilities:
Contingent purchase price obligations			$266.2	$266.2
The reduction in Level 3 contingent purchase price obligations from $266.2 million at December 31, 2012 to $213.3 million at September 30, 2013 resulted primarily from payments of $68.9 million.
The carrying amount and fair value of our financial instruments at September 30, 2013 and December 31, 2012 were (in millions):

	2013		2012

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	$1,521.5	$1,521.5	$2,678.3	$2,678.3
Short-term investments	12.9	12.9	20.6	20.6
Forward foreign exchange contracts	1.3	1.3	0.5	0.5
Available-for-sale securities	4.6	4.6	3.9	3.9
Cost method investments	21.7	21.7	23.1	23.1

Liabilities:
Short-term borrowings	$18.3	$18.3	$6.4	$6.4
Forward foreign exchange contracts	0.3	0.3	—	—
Contingent interest derivative	2.8	2.8	—	—
Contingent purchase price obligations	213.3	213.3	266.2	266.2
Debt	4,035.7	4,250.7	4,448.9	4,857.3
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

14. Changes in Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2013 were (in millions):

	Unrealized Gain and (Loss) on Available-for-Sale Securities	Defined Benefit Pension and Postemployment Plans	Foreign Currency Translation	Total

Balance January 1	$(2.0)	$(89.8)	$(37.7)	$(129.5)

Other comprehensive income before reclassifications	0.3	—	(95.9)	(95.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4.5	—	4.5

Other comprehensive income	0.3	4.5	(95.9)	(91.1)

Balance September 30	$(1.7)	$(85.3)	$(133.6)	$(220.6)

Reclassifications from accumulated other comprehensive income (loss) for the nine months ended September 30, 2013 were (in millions):

Amortization of defined benefit pension and postemployment plans:
Prior service cost	$4.2
Actuarial (gains) losses	3.4

Net periodic benefit cost (see Note 9)	7.6
Income tax expense	3.1

Net of tax	$4.5

15. Subsequent Events
We have evaluated events subsequent to the balance sheet date and determined there have not been any other events that have occurred that would require adjustment to or disclosure in our unaudited condensed consolidated financial statements.

Item2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
EXECUTIVE SUMMARY
Business Combination Agreement
On July 27, 2013, the Company and Publicis Groupe S.A. (“Publicis”) entered into a Business Combination Agreement (the “Agreement”) pursuant to which the Company and Publicis agreed, subject to the terms and conditions of the Agreement, to combine their respective businesses (the “Business Combination”). In the Business Combination, Publicis will merge (the “Publicis Merger”) with and into Publicis Omnicom Group N.V., a newly-formed Dutch holding company (“Publicis Omnicom Group” or “HoldCo”), with Publicis Omnicom Group being the surviving entity in the Publicis Merger, and immediately after consummation of the Publicis Merger, a corporation wholly-owned by Publicis Omnicom Group will merge (the “Omnicom Merger” and together with the Publicis Merger, the “Mergers”) with and into the Company, with the Company being the surviving corporation in the Omnicom Merger.
In the Publicis Merger, each issued and outstanding share of Publicis will be exchanged for 1.000000 ordinary share of Publicis Omnicom Group. In addition, prior to completion of the Publicis Merger, Publicis intends to declare and pay a special dividend, in cash, in an amount equal to €1.00 per Publicis share (the “Publicis Transaction Dividend”). In the Omnicom Merger, each share of common stock of the Company will be converted into the right to receive 0.813008 of a Publicis Omnicom Group ordinary share, together with cash in lieu of fractional shares, subject to adjustment to account for certain changes in outstanding shares and certain excluded asset values as set forth in the Agreement. Similarly, prior to completion of the Omnicom Merger, the Company intends to declare and pay a special cash dividend of $2.00 per share of the Company’s outstanding common stock (the “Omnicom Transaction Dividend” and, together with the Publicis Transaction Dividend, the “Transaction Dividends”), subject to adjustment to account for certain changes in outstanding shares of the parties and certain excluded asset values, in each case as set forth in the Agreement, and, if necessary, to equalize the cumulative amount of regular dividends paid by the Company after July 27, 2013 with the cumulative amount of regular Publicis dividends paid after July 27, 2013. However, dividends of up to $0.80 in the aggregate paid to holders of the Company’s common stock in respect of record dates after July 27, 2013 and before the Mergers are not included in this equalization. The payment of the Transaction Dividends is also subject to applicable law.
Completion of the transactions contemplated by the Agreement (which include the Mergers, the Publicis Transaction Dividend, and the Omnicom Transaction Dividend, collectively, the “Transactions”) will be subject to the satisfaction or waiver, if legally permitted, of certain conditions including (a) approval and adoption of the Agreement and the Omnicom Merger by the holders of two-thirds of the outstanding shares of common stock of the Company, approval of the Cross-Border Merger Terms (as described in the Agreement), and the Publicis Merger by the holders of two-thirds of the voting rights attached to the Publicis shares present at a meeting of the Publicis shareholders, and the approval of the Publicis Transaction Dividend by the holders of a majority of the voting rights attached to the Publicis shares present at a meeting of the Publicis shareholders; (b) approval by requisite governmental regulators and authorities, including approvals under applicable competition laws; (c) the listing of the Publicis Omnicom Group ordinary shares on applicable stock exchanges; (d) the absence of any law or order prohibiting the completion of the Transactions; and (e) the absence of a material adverse effect on either the Company or Publicis.
The completion of the Transactions contemplated by the Agreement will have a material effect on our future results of operations and financial position.

General
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

Results of Operations
As a leading global advertising, marketing and corporate communications company, we operate in all major markets around the world. We have a large and diverse client base. Our largest client accounted for 2.8% of our revenue for the nine months ended September 30, 2013 and no other client accounted for more than 2.7% of our revenue. Our top 100 clients accounted for approximately 52% of our revenue for the nine months ended September 30, 2013. Our business is spread across a number of industry sectors with no one industry comprising more than 14% of our revenue for the nine months ended September 30, 2013. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
As described in more detail below, in the first nine months of 2013, our revenue increased 2.4% compared to the first nine months of 2012. Increased revenue in the United States and continued growth in the emerging markets of Asia and Latin America was partially offset by the on-going economic weakness in the Euro Zone.
Global economic conditions have a direct impact on our business and financial performance. In particular, current global economic conditions pose a risk that our clients may reduce future spending on advertising and marketing services which could reduce the demand for our services. In the first nine months of 2013, the United States experienced modest economic growth and the major economies of Asia and Latin America continued to expand. However, the continuing fiscal issues faced by many countries in the Euro Zone has caused economic difficulty in certain of our Euro Zone markets. We will continue to closely monitor economic conditions, client revenue levels and other factors and, in response to reductions in our client revenue, if necessary, we will take actions available to us to align our cost structure and manage working capital. There can be no assurance whether, or to what extent, our efforts to mitigate any impact of future economic conditions, reductions in our client revenue, changes in client creditworthiness and other developments will be effective.
Certain business trends have had a positive impact on our business and industry. These trends include our clients increasingly expanding the focus of their brand strategies from national markets to pan-regional and global markets and integrating traditional and non-traditional marketing channels, as well as utilizing new communications technologies and emerging digital platforms. Additionally, in an effort to gain greater efficiency and effectiveness from their total marketing budgets, clients are increasingly requiring greater coordination of marketing activities. We believe these trends have benefited our business in the past and over the medium and long term will continue to provide a competitive advantage to us.
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
For the quarter ended September 30, 2013, our revenue increased 2.5% compared to the quarter ended September 30, 2012. Organic growth increased revenue 4.1%. Acquisitions net of dispositions reduced revenue 1.0% and the impact of foreign exchange rates reduced revenue 0.6%. Across our geographic markets, revenue increased 3.2% in the United States, 4.2% in the United Kingdom and 4.5% in our Euro markets. Revenue decreased 1.3% in our other markets, primarily Asia and Latin America. The change in revenue in the third quarter of 2013 compared to the third quarter of 2012 in our four fundamental disciplines was as follows: advertising increased 3.0%, CRM increased 1.2%, public relations increased 6.0% and specialty communications increased 0.9%.
For the nine months ended September 30, 2013, our revenue increased 2.4% compared to the nine months ended September 30, 2012. Organic growth increased revenue 3.2%. Acquisitions, net of dispositions reduced revenue 0.2% and the impact of foreign exchange rates reduced revenue 0.6%. Across our geographic markets, revenue increased 3.3% in the United States, 5.0% in the United Kingdom and 1.5% in our other markets, primarily Asia and Latin America. Revenue decreased 0.2% in our Euro markets. The change in revenue in the first nine months of 2013 compared to the first nine months of 2012 in our four fundamental disciplines was as follows: advertising increased 3.9%, CRM decreased 0.5%, public relations increased 4.7% and specialty communications increased 4.7%.
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
Salary and service costs tend to fluctuate in conjunction with changes in revenue. In the third quarter of 2013, salary and service costs increased $63.4 million compared to the third quarter of 2012 and in the first nine months of 2013, salary and service costs increased $220.0 million compared to the first nine months of 2012.
Office and general expenses are less directly linked to changes in our revenue than salary and service costs. In the third quarter of 2013, office and general expenses increased $0.3 million compared to the third quarter of 2012 and in the first nine months of 2013, office and general expenses decreased $14.5 million compared to the first nine months of 2012.
In the third quarter of 2013 we incurred $28.1 million of expenses in connection with the pending merger with Publicis, which were primarily comprised of professional fees. The merger expenses are shown as a separate component of operating expenses. We expect to incur significant additional merger expenses.
Operating margins decreased to 10.9% in third quarter of 2013 from 11.4% in third quarter of 2012 and operating margins were 12.1% for the first nine months of 2013 and 12.2% in 2012. Excluding the merger expenses of $28.1 million, operating margins for the third quarter of 2013 increased to 11.7% compared to 11.4% in 2012 and operating margins for the first nine months of 2013 increased to 12.4% compared to 12.2% in 2012.
In the third quarter of 2013, net interest expense increased to $42.8 million compared to $40.3 million in the third quarter of 2012 and in the first nine months of 2013, net interest expense increased to $124.6 million compared to $104.3 million in the first nine months of 2012. Interest expense increased $2.7 million to $50.5 million in the third quarter of 2013 and interest expense increased $18.5 million to $148.8 million in the first nine months of 2013. The increase in interest expense in the first nine months of 2013 is primarily attributable to the issuance of our 3.625% Senior Notes due May 1, 2022, or the 2022 Notes, of which $750 million were issued in April 2012 and $500 million were issued in August 2012. Interest income increased $0.2 million in the third quarter of 2013, compared to the third quarter of 2012 and interest income decreased $1.8 million in the first nine months of 2013, compared to the first nine months of 2012.
For the third quarter of 2013, our effective tax rate increased to 34.5%, compared to 34.2% for the third quarter of 2012 and for the first nine months of 2013 and 2012, our effective tax rate was 33.8%. Excluding the income tax effect of the merger expenses of $6.4 million, which reflects the estimated impact of the non-deductibility of certain merger expenses, our effective tax rate for the third quarter of 2013 and the first nine months of 2013 was 33.6% compared to 34.2% for the third quarter of 2012 and 33.8% for the first nine months of 2012. This reduction was primarily as a result of the legal reorganization within the Asia Pacific region implemented in the fourth quarter of 2012.
Net income - Omnicom Group Inc. in the third quarter of 2013 decreased $7.9 million, or 3.9%, to $196.0 million from $203.9 million in the third quarter of 2012 and net income - Omnicom Group Inc. in the first nine months of 2013 decreased $0.5 million, or 0.1%, to $690.7 million from $691.2 million in the first nine months of 2012. The period-over-period decrease in net income - Omnicom Group Inc. is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. was $0.74 in the third quarter of 2013 and 2012 and diluted net income per common share - Omnicom Group Inc. increased 3.6% to $2.58 for the first nine months of 2013, compared to $2.49 for the first nine months of 2012 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding. The reduction in our weighted average common shares outstanding was the result of repurchases of our common stock, net of stock option exercises, shares issued under our employee stock purchase plan and shares issued upon conversion of our Convertible Notes due June 15, 2033, or 2033 Notes, and our Convertible Notes due July 1, 2038, or 2038 Notes. Beginning in the third quarter of 2013, we suspended repurchases of our common stock in the open market. Excluding the net effect of the merger expenses, net income - Omnicom Group Inc. for the third quarter of 2013 was $217.7 million and diluted net income per common share - Omnicom Group Inc. was $0.82 and net income - Omnicom Group Inc. for the first nine months of 2013 was $712.4 million and diluted net income per common share - Omnicom Group Inc. was $2.66.
See the Reconciliation of Results of Operations to Certain Non-GAAP Financial Measures on pages 17 and 21 for a description of the Non-GAAP Financial Measures discussed above.

RESULTS OF OPERATIONS
Third Quarter 2013 Compared to Third Quarter 2012 (in millions)

	2013	2012

Revenue	$3,490.5	$3,406.6
Operating Expenses:
Salary and service costs	2,579.2	2,515.8
Office and general expenses	503.8	503.5
Merger transaction costs	28.1	—
Total Operating Expenses	3,111.1	3,019.3
Add back: Amortization of intangible assets	25.8	27.3
	3,085.3	2,992.0
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	405.2	414.6
EBITA Margin - %	11.6%	12.2%
Deduct: Amortization of intangible assets	25.8	27.3
Operating Income	379.4	387.3
Operating Margin - %	10.9%	11.4%
Interest Expense	50.5	47.8
Interest Income	7.7	7.5
Income Before Income Taxes and Income From Equity Method Investments	336.6	347.0
Income Tax Expense	116.2	118.7
Income From Equity Method Investments	4.3	5.3
Net Income	224.7	233.6
Less: Net Income Attributed To Noncontrolling Interests	28.7	29.7
Net Income - Omnicom Group Inc.	$196.0	$203.9

EBITA, which we define as earnings before interest, taxes and amortization of intangible assets, and EBITA Margin, which we define as EBITA divided by Revenue, are Non-GAAP financial measures. We use EBITA and EBITA Margin as additional operating performance measures, which exclude the non-cash amortization expense of acquired intangible assets. The table above reconciles EBITA and EBITA Margin to the U.S. GAAP financial measure of Operating Income for the periods presented. We believe that EBITA and EBITA Margin are useful measures to evaluate the performance of our businesses. These Non-GAAP financial measures should not be considered in isolation from or as a substitute for financial information presented in compliance with U.S. GAAP. These Non-GAAP financial measures reported by us may not be comparable to similarly titled amounts reported by other companies.
Reconciliation of Results of Operations to Certain Non-GAAP Financial Measures (in millions, except per share amounts)
The following table reconciles our reported results of operations for the quarter ended September 30, 2013 to the 2013 Non-GAAP presentation, which are Non-GAAP financial measures. The 2013 Non-GAAP financial measures exclude expenses incurred in connection with the proposed merger with Publicis and are primarily comprised of professional fees.

	2013 As Reported	Merger Expenses	2013 Non-GAAP Financial Measures

EBITA	$405.2	$28.1	$433.3

Operating Income	$379.4	$28.1	$407.5

Income Tax Expense	$116.2	$6.4	$122.6

Net Income - Omnicom Group Inc.	$196.0	$21.7	$217.7

Net income allocated to participating securities	(4.8)	(0.6)	(5.4)

Net income available for common shares	$191.2	$21.1	$212.3

Net Income per Common Share - Omnicom Group Inc.:
Diluted	$0.74	$0.08	$0.82

We believe that investors should consider these 2013 Non-GAAP financial measures as they are indicative of our ongoing performance and reflect how management evaluates our operating results. These Non-GAAP financial measures should not be considered in isolation from or as a substitute for financial information presented in compliance with U.S. GAAP. These Non-GAAP financial measures reported by us may not be comparable to similarly titled amounts reported by other companies.
Revenue: Revenue for the third quarter of 2013 increased $83.9 million, or 2.5%, to $3,490.5 million from $3,406.6 million in the third quarter of 2012. Organic growth increased revenue $139.8 million. Acquisitions, net of dispositions reduced revenue $34.2 million and the impact of foreign exchange rates reduced revenue $21.7 million.
The components of the third quarter of 2013 revenue change in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International

	$	%	$	%	$	%

Three months ended September 30, 2012	$3,406.6		$1,758.1		$1,648.5
Components of revenue change:
Foreign exchange impact	(21.7)	(0.6)%	—	—%	(21.7)	(1.3)%
Acquisitions, net of dispositions	(34.2)	(1.0)%	(31.0)	(1.8)%	(3.2)	(0.2)%
Organic growth	139.8	4.1%	88.4	5.0%	51.4	3.1%

Three months ended September 30, 2013	$3,490.5	2.5%	$1,815.5	3.2%	$1,675.0	1.6%

The components and percentages are calculated as follows:

•
The foreign exchange impact is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $3,512.2 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $3,490.5 million less $3,512.2 million for the Total column in the table).

•
The acquisition component is calculated by aggregating the applicable prior period revenue of the acquired businesses, less revenue of any business included in the prior period revenue that was disposed of subsequent to the period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component (in the case $3,490.5 million for the Total column in the table).
Revenue for the third quarter of 2013 and the percentage change in revenue and organic growth from the third quarter of 2012 in our primary geographic markets were (in millions):

	Revenue	% Change	% Organic Growth

United States	$1,815.5	3.2%	5.0%
Euro Markets	551.9	4.5%	(1.6)%
United Kingdom	327.6	4.2%	7.5%
Other	795.5	(1.3)%	4.5%

	$3,490.5	2.5%	4.1%

In the third quarter of 2013, foreign exchange rate impacts reduced revenue 0.6%, or $21.7 million, compared to the third quarter of 2012. The most significant impacts resulted from the strengthening of the U.S. Dollar against the Japanese Yen, Australian Dollar, Brazilian Real, British Pound and Canadian Dollar, partially offset by the weakening of the U.S. Dollar against the Euro.
Assuming exchange rates at October 15, 2013 remain unchanged, we expect foreign exchange impacts to reduce 2013 revenue by approximately 1%.
Due to a variety of factors, in the normal course, our agencies both gain and lose business from clients each year. The net result through the first nine months of 2013 has been an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Revenue from our largest client accounted for 3.1% and 2.5% of our revenue for the third quarter of 2013 and 2012, respectively. No other client represented more than 2.7% and 2.5% of revenue for the third quarter of 2013 and 2012, respectively. Our ten largest and 100 largest clients represented 20.1% and 53.0% of our revenue for the third quarter of 2013, respectively, and 19.3% and 51.5% of our revenue for the third quarter of 2012, respectively.
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
Revenue for the third quarter of 2013 and 2012 and the percentage change in revenue and organic growth from the third quarter of 2012 by discipline was (in millions):

	Three Months Ended September 30,

	2013		2012		2013 vs 2012

	$	% of Revenue	$	% of Revenue	$	% Change	% Organic Growth

Advertising	$1,644.4	47.1%	$1,596.5	46.9%	$47.9	3.0%	4.8%
CRM	1,270.3	36.4%	1,255.1	36.8%	15.2	1.2%	2.3%
Public relations	332.5	9.5%	313.8	9.2%	18.7	6.0%	4.6%
Specialty communications	243.3	7.0%	241.2	7.1%	2.1	0.9%	8.3%

	$3,490.5		$3,406.6		$83.9	2.5%	4.1%

We operate in a number of industry sectors. The percentage of our revenue by industry sector for the third quarter of 2013 and 2012 was:

Industry	2013	2012

Food and Beverage	13.1%	12.7%
Consumer Products	9.2%	9.1%
Pharmaceuticals and Health Care	10.1%	9.5%
Financial Services	7.3%	7.7%
Technology	8.9%	8.6%
Auto	8.5%	8.8%
Travel and Entertainment	5.5%	5.5%
Telecommunications	6.7%	6.5%
Retail	6.3%	6.1%
Other	24.4%	25.5%
Looking ahead to the remainder of the year, barring unforeseen events and excluding foreign rate exchange impacts, we expect our revenue to increase in excess of the weighted average nominal GDP growth as a result of increases in client spending and new business activities.

Operating Expenses: Operating expenses for the third quarter of 2013 compared to operating expenses for the third quarter of 2012 were (in millions):

	Three Months Ended September 30,

	2013			2012			2013 vs 2012

	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change

Revenue	$3,490.5			$3,406.6			$83.9	2.5%
Operating Expenses:
Salary and service costs	2,579.2	73.9%	82.9%	2,515.8	73.9%	83.3%	63.4	2.5%
Office and general expenses	503.8	14.4%	16.2%	503.5	14.8%	16.7%	0.3	0.1%
Merger expenses	28.1	0.8%	0.9%	—	—%	—%	28.1

Operating Expenses	3,111.1	89.1%		3,019.3	88.6%		91.8	3.0%

Operating Income	$379.4	10.9%		$387.3	11.4%		$(7.9)	(2.0)%

Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased $63.4 million in the third quarter of 2013, compared to the third quarter of 2012 reflecting growth in revenue and an increase in employee compensation, including increased freelance labor and severance.
Office and general expenses are less directly linked to changes in our revenue than salary and service costs. Office and general expenses increased $0.3 million in the third quarter of 2013, compared to the third quarter of 2012 reflecting our continuing efforts to control the cost structures of our agencies.
In the third quarter of 2013 we incurred $28.1 million of expenses in connection with the pending merger with Publicis, which were primarily comprised of professional fees. The merger expenses are shown as a separate component of operating expenses. We expect to incur significant additional merger expenses.
Operating income for the third quarter of 2013 decreased 2.0%, compared to the third quarter of 2012. Operating margins decreased to 10.9% in 2013 from 11.4% in 2012 and EBITA margins decreased to 11.6% in the third quarter of 2013 from 12.2% in the third quarter of 2012. Excluding the merger expenses of $28.1 million, operating margins for the third quarter of 2013 increased to 11.7% from 11.4% in third quarter of 2012 and EBITA margins increased to 12.4% for the third quarter of 2013 compared to 12.2% for the third quarter of 2012.
Net Interest Expense: Net interest expense increased to $42.8 million in the third quarter of 2013, compared to $40.3 million in the third quarter of 2012. Interest expense increased $2.7 million to $50.5 million. The increase in interest expense is primarily attributable a charge to interest expense of $2.8 million, representing the fair value of the contingent interest derivative on our 2032 Notes. Interest income increased $0.2 million in the third quarter of 2013.
Income Taxes: Our effective tax rate for the third quarter of 2013 increased to 34.5%, compared to 34.2% for the third quarter of 2012. Excluding the income tax effect of the merger expenses of $6.4 million, which reflects the estimated impact of the non-deductibility of certain merger expenses, our effective tax rate for the third quarter of 2013 was 33.6% compared to 34.2% in 2012. This reduction was primarily as a result of the legal reorganization within the Asia Pacific region implemented in the fourth quarter of 2012.
Net Income Per Common Share - Omnicom Group Inc.: For the foregoing reasons, net income - Omnicom Group Inc. in the third quarter of 2013 decreased $7.9 million, or 3.9%, to $196.0 million, compared to $203.9 million in the third quarter of 2012. Diluted net income per common share - Omnicom Group Inc. was $0.74 in the third quarter of 2013 and 2012 due to the factors described above, as well as the slight reduction in our weighted average common shares outstanding. The reduction in our weighted average common shares outstanding was the result of repurchases of our common stock through the second quarter of 2013, net of stock option exercises, shares issued under our employee stock purchase plan and shares issued upon the conversion of our 2033 Notes and 2038 Notes. Beginning in the third quarter of 2013, we suspended repurchases of our common stock in the open market. Excluding the net effect of the merger expenses, net income - Omnicom Group Inc. for the third quarter of 2013 was $217.7 million and diluted net income per common share - Omnicom Group Inc. was $0.82.

First Nine Months of 2013 Compared to First Nine Months of 2012 (in millions)

	2013	2012

Revenue	$10,526.4	$10,274.8
Operating Expenses:
Salary and service costs	7,711.5	7,491.5
Office and general expenses	1,512.6	1,527.1
Merger transaction costs	28.1	—
Total Operating Expenses	9,252.2	9,018.6
Add back: Amortization of intangible assets	76.3	75.2
	9,175.9	8,943.4
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	1,350.5	1,331.4
EBITA Margin - %	12.8%	13.0%
Deduct: Amortization of intangible assets	76.3	75.2
Operating Income	1,274.2	1,256.2
Operating Margin - %	12.1%	12.2%
Interest Expense	148.8	130.3
Interest Income	24.2	26.0
Income Before Income Taxes and Income From Equity Method Investments	1,149.6	1,151.9
Income Tax Expense	388.9	389.9
Income From Equity Method Investments	10.5	11.9
Net Income	771.2	773.9
Less: Net Income Attributed To Noncontrolling Interests	80.5	82.7
Net Income - Omnicom Group Inc.	$690.7	$691.2

EBITA, which we define as earnings before interest, taxes and amortization of intangible assets, and EBITA Margin, which we define as EBITA divided by Revenue, are Non-GAAP financial measures. We use EBITA and EBITA Margin as additional operating performance measures, which exclude the non-cash amortization expense of acquired intangible assets. The table above reconciles EBITA and EBITA Margin to the U.S. GAAP financial measure of Operating Income for the periods presented. We believe that EBITA and EBITA Margin are useful measures to evaluate the performance of our businesses. These Non-GAAP financial measures should not be considered in isolation from or as a substitute for financial information presented in compliance with U.S. GAAP. These Non-GAAP financial measures reported by us may not be comparable to similarly titled amounts reported by other companies.
Reconciliation of Results of Operations to Certain Non-GAAP Financial Measures (in millions, except per share amounts)
The following table reconciles our reported results of operations for the nine months ended September 30, 2013 to the 2013 Non-GAAP presentation, which are Non-GAAP financial measures. The 2013 Non-GAAP financial measures exclude expenses incurred in connection with the proposed merger with Publicis and are primarily comprised of professional fees.

	2013 As Reported	Merger Expenses	2013 Non-GAAP Financial Measures

EBITA	$1,350.5	$28.1	$1,378.6

Operating Income	$1,274.2	$28.1	$1,302.3

Income Tax Expense	$388.9	$6.4	$395.3

Net Income - Omnicom Group Inc.	$690.7	$21.7	$712.4

Net income allocated to participating securities	(18.1)	(0.6)	(18.7)

Net income available for common shares	$672.6	$21.1	$693.7

Net Income per Common Share - Omnicom Group Inc.:
Diluted	$2.58	$0.08	$2.66

We believe that investors should consider these 2013 Non-GAAP financial measures as they are indicative of our ongoing performance and reflect how management evaluates our operating results. These Non-GAAP financial measures should not be considered in isolation from or as a substitute for financial information presented in compliance with U.S. GAAP. These Non-GAAP financial measures reported by us may not be comparable to similarly titled amounts reported by other companies.
Revenue: Revenue for the first nine months of 2013 increased $251.6 million, or 2.4%, to $10,526.4 million from $10,274.8 million in the first nine months of 2012. Organic growth increased revenue $334.6 million. Acquisitions, net of dispositions reduced revenue $23.1 million and the impact of foreign exchange rates reduced revenue $59.9 million.
The components of the first nine months of 2013 revenue change in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International

	$	%	$	%	$	%

Nine months ended September 30, 2012	$10,274.8		$5,337.0		$4,937.8
Components of revenue change:
Foreign exchange impact	(59.9)	(0.6)%	—	—%	(59.9)	(1.2)%
Acquisitions, net of dispositions	(23.1)	(0.2)%	(35.5)	(0.6)%	12.4	0.3%
Organic growth	334.6	3.2%	209.6	3.9%	125.0	2.5%

Nine months ended September 30, 2013	$10,526.4	2.4%	$5,511.1	3.3%	$5,015.3	1.6%

The components and percentages are calculated as follows:

•
The foreign exchange impact is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $10,526.4 million for the Total column in the table). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $10,526.4 million less $10,586.3 million for the Total column in the table).

•
The acquisition component is calculated by aggregating the applicable prior period revenue of the acquired businesses, less revenue of any business included in the prior period revenue that was disposed of subsequent to the period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component (in the case $10,274.8 million for the Total column in the table).
Revenue for the first nine months of 2013 and the percentage change in revenue and organic growth from the first nine months of 2012 in our primary geographic markets were (in millions):

	Revenue	% Change	% Organic Growth

United States	$5,511.1	3.3%	3.9%
Euro Markets	1,649.8	(0.2)%	(2.8)%
United Kingdom	957.5	5.0%	5.9%
Other	2,408.0	1.5%	5.0%

	$10,526.4	2.4%	3.2%

In the first nine months of 2013, foreign exchange rate impacts reduced revenue 0.6%, or $59.9 million, compared to the first nine months of 2012. The most significant impacts resulted from the strengthening of the U.S. Dollar against the Japanese Yen, Brazilian Real, British Pound, Australian Dollar, South African Rand and Canadian Dollar, partially offset by the weakening of the U.S. Dollar against the Euro.
Revenue from our largest client accounted for 2.8% and 2.7% of our revenue for the first nine months of 2013 and 2012, respectively. No other client represented more than 2.7% and 2.5% of revenue for the first nine months of 2013 and 2012, respectively. Our ten largest and 100 largest clients represented 19.4% and 52.4% of our revenue for the first nine months of 2013, respectively and 19.2% and 51.6% of our revenue for the first nine months of 2012, respectively.

Revenue for the first nine months of 2013 and 2012 and the percentage change in revenue and organic growth by discipline was (in millions):

	Nine Months Ended September 30,

	2013		2012		2013 vs 2012

	$	% of Revenue	$	% of Revenue	$	% Change	% Organic Growth

Advertising	$5,055.9	48.0%	$4,863.9	47.3%	$192.0	3.9%	5.0%
CRM	3,698.4	35.1%	3,717.8	36.2%	(19.4)	(0.5)%	0.4%
Public relations	987.0	9.4%	942.9	9.2%	44.1	4.7%	3.4%
Specialty communications	785.1	7.5%	750.2	7.3%	34.9	4.7%	5.7%

	$10,526.4		$10,274.8		$251.6	2.4%	3.2%

We operate in a number of industry sectors. The percentage of our revenue by industry sector for the first nine months of 2013 and 2012 was:

Industry	2013	2012

Food and Beverage	13.0%	13.0%
Consumer Products	9.3%	9.0%
Pharmaceuticals and Health Care	9.9%	9.6%
Financial Services	7.3%	7.7%
Technology	8.8%	8.6%
Auto	8.1%	8.4%
Travel and Entertainment	5.5%	5.4%
Telecommunications	6.6%	6.5%
Retail	6.0%	6.0%
Other	25.5%	25.8%
Operating Expenses: Operating expenses for the first nine months of 2013 compared to operating expenses for the first nine months of 2012 were (in millions):

	Nine Months Ended September 30,

	2013			2012			2013 vs 2012

	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change

Revenue	$10,526.4			$10,274.8			$251.6	2.4%
Operating Expenses:
Salary and service costs	7,711.5	73.3%	83.3%	7,491.5	72.9%	83.1%	220.0	2.9%
Office and general expenses	1,512.6	14.4%	16.3%	1,527.1	14.9%	16.9%	(14.5)	(0.9)%
Merger expenses	28.1	0.3%	0.3%	—	—%	—%	28.1	—%

Operating Expenses	9,252.2	87.9%		9,018.6	87.8%		233.6	2.6%

Operating Income	$1,274.2	12.1%		$1,256.2	12.2%		$18.0	1.4%

Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased $220.0 million for the first nine months of 2013, compared to the first nine months of 2012 reflecting growth in revenue and an increase in employee compensation, including severance, and increases related to changes in the mix of our business during the period.

Office and general expenses are less directly linked to changes in our revenue than salary and service costs. Office and general expenses decreased $14.5 million in the first nine months of 2013, compared to the first nine months of 2012, reflecting our continuing efforts to control the cost structures of our agencies.
In the third quarter of 2013 we incurred $28.1 million of expenses in connection with the pending merger with Publicis, which were primarily comprised of professional fees. The merger expenses are shown as a separate component of operating expenses. We expect to incur significant additional merger expenses.
Operating income for first nine months of 2013 increased 1.4%, compared to the first nine months of 2012. Operating margins decreased to 12.1% in 2013 from 12.2% in 2012 and EBITA margins decreased to 12.8% from 13.0%. Excluding the merger expenses of $28.1 million, operating margins for the first nine months of 2013 increased to 12.4% from 12.2% in the first nine months of 2012, and EBITA margins increased to 13.1% for the first nine months of 2013 compared to 13.0% for the first nine months of 2012.
Net Interest Expense: Net interest expense increased to $124.6 million in the first nine months of 2013, compared to $104.3 million in the first nine months of 2012. Interest expense increased $18.5 million to $148.8 million. The increased interest expense is primarily attributable to the issuance of $750 million of our 2022 Notes in April 2012 and $500 million of our 2022 Notes in August 2012. Interest income decreased $1.8 million in the first nine months of 2013.
Income Taxes: Our effective tax rate for the first nine months of 2013 and 2012 was 33.8%. Excluding the income tax effect of the merger expenses of $6.4 million, which reflects the estimated impact of the non-deductibility of certain merger expenses, our effective tax rate for the third quarter of 2013 was 33.6% compared to 33.8% in 2012. This reduction was primarily as a result of the legal reorganization within the Asia Pacific region implemented in the fourth quarter of 2012.
Net Income Per Common Share - Omnicom Group Inc.: For the foregoing reasons, net income - Omnicom Group Inc. for the first nine months of 2013 decreased $0.5 million, or 0.1%, to $690.7 million, compared to $691.2 million for the first nine months of 2012. Diluted net income per common share - Omnicom Group Inc. increased 3.6% to $2.58 for the first nine months of 2013, compared to $2.49 for the first nine months of 2012 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding. The reduction in our weighted average common shares outstanding was the result of repurchases of our common stock through the second quarter of 2013, net of stock option exercises, shares issued under our employee stock purchase plan and shares issued upon the conversion of our 2033 Notes and 2038 Notes. Beginning in the third quarter of 2013, we suspended repurchases of our common stock in the open market. Excluding the net effect of the merger expenses, net income - Omnicom Group Inc. for the first nine months of 2013 was $712.4 million and diluted net income per common share - Omnicom Group Inc. was $2.66.
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
NEW ACCOUNTING STANDARDS
See Note 3 to our unaudited condensed consolidated financial statements for additional information.
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
We have a seasonal cash requirement normally peaking during the second quarter of the year primarily due to the timing of payments for incentive compensation, income taxes and contingent purchase price obligations. This typically results in a net borrowing requirement that decreases over the course of the year.
During the first nine months of 2013, we generated $359.9 million of cash from operations, which included cash used for operating capital of $654.2 million. During the first nine months of 2013, our discretionary spending during the period was primarily comprised of: dividend payments of $212.6 million, capital expenditures of $123.3 million, repurchases of our common stock of $492.3 million, net of proceeds from stock option exercises and related tax benefits and common stock sold to our employee stock purchase plan, dividends to noncontrolling interest shareholders of $81.1 million and acquisition payments, including contingent purchase price obligations and acquisition of additional shares of noncontrolling interests, of $106.4 million.

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
Our cash and cash equivalents decreased $1,156.8 million to $1,521.5 million and our short-term investments decreased $7.7 million to $12.9 million from December 31, 2012, primarily to fund the redemption of our 2033 Notes and 2038 Notes, as well as funding our seasonal working capital requirement. Short-term investments primarily consist of time deposits with financial institutions that we expect to convert into cash within our current operating cycle, generally one year.
At September 30, 2013, our foreign subsidiaries held substantially all of our cash and cash equivalents of $1,521.5 million. The majority of this cash is available to us, net of any taxes payable upon repatriation to the United States. Changes in international tax rules or changes in U.S. tax rules and regulations covering international operations and foreign tax credits may affect our future reported financial results or the way we conduct our business.
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
Depending on market conditions at the time, we typically fund our day-to-day liquidity by issuing commercial paper, borrowing under our uncommitted lines of credit or drawing on our Credit Agreement. At September 30, 2013, there were no outstanding commercial paper issuances or borrowings under the Credit Agreement.
Commercial paper activity for the quarters ended September 30, 2013 and 2012, was (dollars in millions):

	2013	2012

Average amount outstanding during the quarter	$690.3	$238.3
Maximum amount outstanding during the quarter	$1,027.5	$577.9
Total issuances during the quarter	$4,612.8	$2,558.0
Average days outstanding	13.8	8.6
Weighted average interest rate	0.32%	0.42%

Short-term borrowings of $18.3 million at September 30, 2013 represent bank overdrafts and lines of credit of our international subsidiaries. These bank overdrafts and lines of credit are treated as unsecured loans pursuant to the agreements supporting the facilities.
The Credit Agreement contains financial covenants that restrict our ability to incur indebtedness as defined in the agreement. These financial covenants limit the Leverage Ratio of total consolidated indebtedness to total consolidated EBITDA for the most recently ended 12 month period (under the Credit Agreement, EBITDA is defined as earnings before interest, taxes, depreciation and amortization) to no more than 3.0 times. We are also required to maintain a minimum Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5.0 times for the most recently ended 12 month period. At September 30, 2013 we were in compliance with these covenants as our Leverage Ratio was 1.9 times and our Interest Coverage Ratio was 10.6 times. The Credit Agreement does not limit our ability to declare or pay dividends.
Beginning August 1, 2013, our Convertible Notes due July 31, 2032 (“2032 Notes”) will accrue contingent interest for the six-month period August 1, 2013 to January 31, 2014. Contingent interest of $2.81 per $1,000 principal amount is payable quarterly on October 31, 2013 and January 31, 2014. In the third quarter of 2013, we recorded a charge to interest expense of $2.8 million, representing the fair value of the contingent interest derivative. In addition, effective September 24, 2013, the conversion rate was adjusted to 18.249 shares of our common stock per $1,000 principal amount. The previous conversion rate was 18.18 shares of our common stock per $1,000 principal amount. On July 31, 2014, the holders of our 2032 Notes can put their notes back to us for cash and we have the right to call the notes at that time.
At September 30, 2013, the carrying value of our debt and amounts available under the Credit Agreement were (in millions):

	Debt	Available Credit

Short-term borrowings, due in less than one year	$18.3	$—
Outstanding Commercial Paper issuances	—	—
Borrowings under the Credit Agreement	—	2,500.0
5.90% Senior Notes due April 15, 2016	1,000.0	—
6.25% Senior Notes due July 15, 2019	500.0	—
4.45% Senior Notes due August 15, 2020	1,000.0	—
3.625% Senior Notes due May 1, 2022	1,250.0	—
Convertible Notes due July 31, 2032	252.7	—
Other debt	0.3	—

	4,021.3	2,500.0
Unamortized premium (discount) on Senior Notes, net	15.0	—
Deferred gain from termination of interest rate swaps on Senior Notes due 2016	17.7	—

	$4,054.0	$2,500.0

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
On July 31, 2014, the holders of our Convertible Notes due July 31, 2032 can put their notes back to us for cash.

CREDIT RISK
We provide advertising, marketing and corporate communications services to several thousand clients who operate in nearly every industry sector of the global economy. In the normal course of business, we grant credit to qualified clients. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 2.8% of our revenue for the first nine months of 2013 and no other client accounted for more than 2.7% of our revenue for the first nine months of 2013. However, during periods of economic downturn, the credit profiles of our clients could change.
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
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2013, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 are appropriate.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
A putative class action challenging the merger was filed on August 5, 2013 on behalf of Omnicom shareholders in the Supreme Court of the State of New York, New York County. The action, entitled Paul Ansfield v. Wren, et al., names as defendants Omnicom and its board of directors, as well as Publicis and HoldCo. It alleges that the members of the Omnicom board breached their fiduciary duties by, inter alia, approving a merger that is purportedly detrimental to Omnicom’s shareholders.  The action also alleges that Publicis aided and abetted the Omnicom board’s breach of their fiduciary duties. The action seeks an injunction barring or rescinding the Business Combination, damages and attorneys’ fees and costs.
Two additional purported class actions were subsequently filed in the Supreme Court of the State of New York, New York County: Lee and Lee v. Omnicom Group, et al., filed on August 14, 2013, and Fultz v. Crawford et al., filed on August 20, 2013. Both of these actions name as defendants Omnicom and its board of directors, as well as Publicis, and make substantially the same allegations and seek substantially the same relief as the Ansfield case.
On August 19, 2013, the Plaintiffs in the Ansfield and Lee actions filed a motion to consolidate those actions with each other and with all subsequently filed or transferred actions arising out of the same facts and circumstances, to select plaintiffs as lead plaintiffs and to approve plaintiffs’ selection of counsel as co-lead counsel.  On October 3, 2013, the Plaintiffs in all three cases asked the Court to consolidate the three cases, and to approve lead plaintiffs and plaintiffs’ selection of counsel as co-lead counsel.
Omnicom believes these lawsuits are without merit and intends to defend vigorously against them. Due to the inherent uncertainties of such matters, and because discovery is not yet completed, we are unable to predict potential outcomes or estimate of the range of potential damages, if any. Management does not presently expect that the outcome of these matters will have a material adverse effect on our results of operations or financial position.
In the ordinary course of business, we are involved in various other legal proceedings. We do not presently expect that these other proceedings will have a material adverse effect on our results of operations or financial position
Item 1A. Risk Factors
Except for the additional risk factors set forth below, there have been no material changes in our risk factors from those previously disclosed in Item 1A in our 2012 Form 10-K.
Our entry into a Business Combination Agreement with Publicis Groupe may have adverse impacts.
On July 27, 2013, we entered into a Business Combination Agreement (the “Agreement”) with Publicis Groupe S.A. (“Publicis”). Consummation of the Agreement is subject to customary closing conditions, including approval by governmental regulators and authorities, including approvals under applicable competition laws, approval of the transaction contemplated by the Agreement by our shareholders and the shareholders of Publicis, the listing of the shares of Publicis Omnicom Group on the applicable stock exchanges, and the absence of a material adverse effect on either our business or the business of Publicis. It is not certain that these conditions will be met or waived, that the necessary approvals will be obtained, or that we will be able to successfully consummate the business combination as provided for under the Agreement, or at all. We face risks and uncertainties due both to the pendency of the business combination as well as the potential failure to consummate the business combination, including:

•	We may not realize any or all of the potential benefits of the business combination that could result from combining the businesses of Omnicom and Publicis;

•	We will remain liable for significant transaction costs, including legal, financial advisory, accounting, and other costs relating to the business combination even if it is not consummated;

•	If the Agreement is terminated before we complete the business combination, under some circumstances, we may have to pay a termination fee to Publicis of $500 million in cash;

•
The pending business combination could have an adverse impact on the Company’s relationships with employees, customers and suppliers, and prospective customers or other third parties may delay or decline entering into agreements with us as a result of the announcement of the proposed business combination; and

•	The attention of our management and employees may be diverted from day-to-day operations.

The occurrence of any of these events individually or in combination could have a material adverse effect on our share price, business and cash flows, results of operations and financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock purchase activity during the three months ended September 30, 2013 was:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 2013	235,792	$63.14	—	—
August 2013	2,689	$66.39	—	—
September 2013	2,028	$61.49	—	—

	240,509	$63.16	—	—

During the three months ended September 30, 2013, we withheld 240,509 shares from employees to satisfy estimated tax obligations primarily related to stock option exercises and vesting of restricted stock. The value of the common stock withheld was based on the closing price of our common stock on the applicable exercise or vesting date. There were no purchases of our common stock during the three months September 30, 2013.
There were no unregistered sales of our equity securities during the three months ended September 30, 2013.
Item 6. Exhibits
(a) Exhibits

2 (a)
Business Combination Agreement, dated as of July 27, 2013, by and between Omnicom Group Inc. and Publicis Groupe S.A. (Exhibit 2.1 to our Current Report on Form 8-K (File No.1-10551) filed on July 29, 2013 and incorporated herein by reference).

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

__________
(a) The annexes, schedules and certain exhibits to the Business Combination Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Omnicom hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNICOM GROUP INC.
Dated:	October 17, 2013	/s/ RANDALL J. WEISENBURGER

Randall J. Weisenburger Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)