Form 10-K
period 2013-12-31
OMNICOM GROUP INC.
filed 2014-02-12
CIK 29989

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR FISCAL YEAR ENDED DECEMBER 31, 2013
____________________________________________________________
Commission File Number: 1-10551
_________________________________________________________________________________
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
____________________________________________________________
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2013 was $16,138,873,000.

As of January 31, 2014, there were 258,204,902 shares of Omnicom Group Inc. Common Stock outstanding.

Portions of the Omnicom Group Inc. Definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 20, 2014 are incorporated by reference into Part III of this report to the extent described herein.

OMNICOM GROUP INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

__________

*
The information regarding Executive Officers of the Registrant is included in Part I, Item 1, “Business.” Additional information called for by Items 10, 11, 12, 13 and 14, to the extent not included in this document, is incorporated herein by reference to the information to be included under the captions “Corporate Governance,” “Transactions with Related Persons,” “Executive Compensation,” “Directors Compensation for Fiscal 2013,” “Equity Compensation Plans,” “Stock Ownership” and “Fees Paid to Independent Auditors” in our definitive proxy statement, which is expected to be filed with the SEC by April 10, 2014.

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements (including within the meaning of the Private Securities Litigation Reform Act of 1995) concerning the Company, Publicis Groupe S.A., or Publicis, Publicis Omnicom Group, the proposed Business Combination and other matters. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of the management of the Company as well as assumptions made by, and information currently available to, the Company’s management. Forward-looking statements may be accompanied by words such as “aim,” “anticipate,” “believe,” “plan,” “could,” “would,” “should,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “will,” “possible,” “potential,” “predict,” “project” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside the Company’s control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include failure to obtain applicable regulatory or shareholder approvals for the proposed Business Combination in a timely manner or otherwise; potential delays in the initiation or completion of the process to register the pending transaction with the Securities and Exchange Commission, or the SEC, and certain European securities regulators and commence solicitation of proxies in connection with shareholder approval; failure to satisfy other closing conditions to the proposed transactions; resolution of open issues, complexities and challenges relating to the merger of Omnicom and Publicis in a timely manner as necessary to consummate the pending transaction; risks that the new businesses, information technology and financial reporting systems, operations and management will not be integrated successfully or that the combined companies will not realize estimated cost savings, value of certain tax assets, synergies and growth or that such benefits may take longer to realize than expected; failure to realize anticipated benefits of the combined operations; risks relating to unanticipated costs of integration; losses on media purchases and production costs incurred on behalf of clients; reductions in client spending, a slowdown in client payments and changes in client communication requirements; failure to manage potential conflicts of interest between or among clients; unanticipated changes relating to competitive factors in the advertising and marketing industries; ability to hire and retain key personnel; ability to successfully integrate the businesses of Omnicom and Publicis; the potential impact of announcement or consummation of the proposed transactions on relationships with third parties, including clients, employees and competitors; ability to attract new clients and retain existing clients in the manner anticipated; reliance on information technology systems; changes in legislation or governmental regulations affecting the Company; international, national or local economic, social or political conditions that could adversely affect the Company or its clients; conditions in the credit markets; risks associated with assumptions the Company makes in connection with its critical accounting estimates and legal proceedings; and the Company’s international operations, which are subject to the risks of currency fluctuations and currency repatriation restrictions. The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that affect Omnicom’s business, including those described in the “Risk Factors” in this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, other Current Reports on Form 8-K and other documents filed from time to time with the SEC. Except as required under applicable law, the Company does not assume any obligation to update these forward-looking statements.
AVAILABLE INFORMATION
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments to those reports are electronically filed with or furnished to the U.S. Securities Exchange Commission, or the SEC. Any report we file with or furnish to the SEC is available free of charge on our website at www.omnicomgroup.com/investorrelations, as soon as is reasonably practicable after such material is filed with or furnished to the SEC. The information found on our website is not part of this or any other report we file with or furnish to the SEC. Any document that we file with or furnish to the SEC may be read and copied at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information regarding the Public Reference Room. Our filings are also available on the SEC’s website at www.sec.gov.

ii

PART I
Introduction
This report is both our 2013 annual report to shareholders and our 2013 Annual Report on Form 10-K required under the federal securities laws.
We are a strategic holding company, providing professional services to clients through multiple agencies operating in all major markets around the world. Our companies provide advertising, marketing and corporate communications services. The terms “Omnicom,” “the Company,” “we,” “our” and “us” each refer to Omnicom Group Inc. and our subsidiaries unless the context indicates otherwise.
Item 1. Business
Pending Business Combination
On July 27, 2013, the Company and Publicis Groupe S.A. (“Publicis”) entered into a Business Combination Agreement (the “Business Combination Agreement”) pursuant to which the Company and Publicis agreed, subject to the terms and conditions of the Business Combination Agreement, to combine their respective businesses (the “Business Combination”). In the Business Combination, Publicis will merge (the “Publicis Merger”) with and into Publicis Omnicom Group N.V., a newly-formed Dutch holding company (“Publicis Omnicom Group” or “HoldCo”), with Publicis Omnicom Group being the surviving entity in the Publicis Merger, and immediately after consummation of the Publicis Merger, a corporation wholly-owned by Publicis Omnicom Group will merge (the “Omnicom Merger” and together with the Publicis Merger, the “Mergers”) with and into the Company, with the Company being the surviving corporation in the Omnicom Merger.
In the Publicis Merger, each issued and outstanding share of Publicis will be exchanged for 1.000000 ordinary share of Publicis Omnicom Group. In addition, prior to completion of the Publicis Merger, Publicis intends to declare and pay a special dividend, in cash, in an amount equal to €1.00 per Publicis share (the “Publicis Transaction Dividend”). In the Omnicom Merger, each share of common stock of the Company will be converted into the right to receive 0.813008 of a Publicis Omnicom Group ordinary share, together with cash in lieu of fractional shares, subject to adjustment to account for certain changes in outstanding shares and certain excluded asset values as set forth in the Business Combination Agreement. Similarly, prior to completion of the Omnicom Merger, the Company intends to declare and pay a special cash dividend of $2.00 per share of the Company’s outstanding common stock (the “Omnicom Transaction Dividend” and, together with the Publicis Transaction Dividend, the “Transaction Dividends”), subject to adjustment to account for certain changes in outstanding shares of the parties and certain excluded asset values, in each case as set forth in the Business Combination Agreement, and, if necessary, to equalize the cumulative amount of regular dividends paid by the Company after July 27, 2013 with the cumulative amount of regular Publicis dividends paid after July 27, 2013. However, dividends of up to $0.80 per share in the aggregate paid to holders of the Company's common stock in respect of record dates after July 27, 2013 and before the Mergers are not included in this equalization. The payment of the Transaction Dividends is also subject to applicable law.
Completion of the transactions contemplated by the Business Combination Agreement (which include the Mergers, the Publicis Transaction Dividend, and the Omnicom Transaction Dividend, collectively, the “Transactions”) will require resolution of all open issues, complexities and challenges and will be subject to the satisfaction or waiver, if legally permitted, of certain conditions including (a) approval and adoption of the Business Combination Agreement and the Omnicom Merger by the holders of two-thirds of the outstanding shares of common stock of the Company, approval of the Cross-Border Merger Terms (as described in the Business Combination Agreement), and the Publicis Merger by the holders of two-thirds of the voting rights attached to the Publicis shares present at a meeting of the Publicis shareholders, and the approval of the Publicis Transaction Dividend by the holders of a majority of the voting rights attached to the Publicis shares present at a meeting of the Publicis shareholders; (b) approval by requisite governmental regulators and authorities, including approvals under applicable competition laws; (c) the listing of the Publicis Omnicom Group ordinary shares on applicable stock exchanges; (d) the absence of any law or order prohibiting the completion of the Transactions; and (e) the absence of a material adverse effect on either the Company or Publicis. Therefore, completion of the Transactions is unlikely to occur before the third quarter of 2014.
The completion of the Transactions contemplated by the Business Combination Agreement will have a material effect on our future results of operations and financial position.
Our Business
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
Our agencies operate in all major markets around the world and provide a comprehensive range of services, which we group into four fundamental disciplines: advertising, customer relationship management, or CRM, public relations and specialty communications. The services included in these disciplines are:

advertising	investor relations
brand consultancy	marketing research
corporate social responsibility consulting	media planning and buying
crisis communications	mobile marketing
custom publishing	multi-cultural marketing
data analytics	non-profit marketing
database management	organizational communications
direct marketing	package design
entertainment marketing	product placement
environmental design	promotional marketing
experiential marketing	public affairs
field marketing	public relations
financial/corporate business-to-business advertising	reputation consulting
graphic arts	retail marketing
healthcare communications	search engine marketing
instore design	social media marketing
interactive marketing	sports and event marketing
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
The various components of our business and material factors that affected us in 2013 are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, of this report. None of our acquisitions or dispositions in the three year period ended December 31, 2013 was material to our financial position or results of operations. For information concerning our acquisitions, see Note 5 to our consolidated financial statements.
Geographic Regions and Segments
Our revenue is almost evenly divided between our United States and international operations. For financial information concerning our domestic and international operations and segment reporting, see our MD&A and Note 8 to our consolidated financial statements.
Our Clients
Consistent with our fundamental business strategy, our agencies serve similar clients, in similar industries, and in many cases the same clients, across a variety of geographic regions and locations. Our clients operate in virtually every industry sector of the global economy. Furthermore, in many cases, multiple agencies or networks serve different brand and/or product groups within the same clients. For example, in 2013, our largest client was served by more than 175 of our agencies and represented 2.7% of revenue and no other client accounted for more than 2.5% of revenue. In 2013, our top 100 clients, ranked by revenue, were each served, on average, by more than 50 of our agencies and collectively represented approximately 51% of revenue.
Our Employees
At December 31, 2013, we employed approximately 71,800 people. We are not party to any significant collective bargaining agreements. The skill sets of our workforce across our agencies and within each discipline are similar. Common to all is the ability to understand a client’s brand or product and their selling proposition and to develop a unique message to communicate the value of the brand or product to the client’s target audience. Recognizing the importance of this core competency, we have established tailored training and education programs for our client service professionals around this competency. See our MD&A for a discussion of the effect of salary and related costs on our results of operations.
Executive Officers of the Registrant
At January 31, 2014, our executive officers were:

Name	Position	Age
Bruce Crawford	Chairman of the Board	85
John D. Wren	President and Chief Executive Officer	61
Randall J. Weisenburger	Executive Vice President and Chief Financial Officer	55
Peter Mead	Vice Chairman	74
Philip J. Angelastro	Senior Vice President Finance and Controller	49
Michael J. O’Brien	Senior Vice President, General Counsel and Secretary	52
Dennis E. Hewitt	Treasurer	69
Each executive officer has held his present position for at least five years.
Additional information about our directors and executive officers will appear under the captions “Corporate Governance,” “Transactions with Related Persons,” “Election of Directors,” “Executive Compensation,” “Directors Compensation for Fiscal 2013” and “Stock Ownership” in our definitive proxy statement, which is expected to be filed with the SEC by April 10, 2014.
Item 1A. Risk Factors
Our entry into the Business Combination Agreement with Publicis may have adverse impacts.
In order to complete the Business Combination with Publicis, customary closing conditions must be satisfied, including receipt of approvals by governmental regulators and authorities, including approvals under applicable competition laws, approval by our and Publicis shareholders of the Transactions contemplated by the Business Combination Agreement, the listing of the Publicis Omnicom Group shares on the applicable stock exchanges, and the absence of a material adverse effect on either our business or the Publicis business. It is not certain that these conditions will be met or waived, that we and Publicis will be able to obtain the necessary approvals, or that we will be able to resolve all open issues, complexities and challenges necessary to consummate successfully the business combination as provided for under the Business Combination Agreement, or at all.
We face risks and uncertainties due both to the pendency of the business combination as well as the potential failure to consummate the business combination, including:

•	we may not realize any or all of the potential benefits combining the businesses of Omnicom and Publicis;

•
even if the business combination is not consummated, we will remain liable for significant transaction costs, including legal, financial advisory, accounting, and other costs relating to the business combination;

•	we may have to pay a termination fee of $500 million in cash to Publicis under some circumstances if the Business Combination Agreement is terminated before we complete the business combination;

•
the pending business combination could have an adverse impact on our relationships with employees, clients and suppliers, and prospective clients or other third parties may delay or decline entering into agreements with us as a result of the announcement of the proposed business combination; and

•	the attention of our management and employees may be diverted from our day-to-day operations.
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
A reduction in client spending, a delay in client payments or conditions in the credit markets could have a material adverse effect on our working capital.
Global economic uncertainty, turmoil in the credit markets or a contraction in the availability of credit may make it more difficult for businesses, including us, to meet their working capital requirements and could lead clients to seek to change their financial relationship with their vendors, including us, and could cause our clients to reduce spending on our services, delay the payment for our services or take additional actions that would negatively affect our working capital. We could need to obtain additional financing to fund our day-to-day working capital requirements in such circumstances. There is no assurance that such additional financing would be available on favorable terms, if at all. Such circumstances could have a material adverse effect on our results of operations and financial position.
In an economic downturn, the risk of a material loss related to media purchases and production costs incurred on behalf of our clients could significantly increase and methods for managing or mitigating such risk may be less available or unavailable.
In the normal course of business, our agencies enter into contractual commitments with media providers and production companies on behalf of our clients at levels that can substantially exceed the revenue from our services. These commitments are included in accounts payable when the services are delivered by the media providers or production companies. If permitted by local law and the client agreement, many of our agencies purchase media and production services for our clients as an agent for a disclosed principal. In addition, while operating practices vary by country, media type and media vendor, in the United States and certain foreign markets, many of our agencies’ contracts with media and production providers specify that our agencies are not liable to the media and production providers under the theory of sequential liability until and to the extent we have been paid by our client for the media or production services.
Where purchases of media and production services are made by our agencies as a principal or are not subject to the theory of sequential liability, the risk of a material loss as a result of payment default by our clients could increase significantly and such a loss could have a material adverse effect on our results of operations and financial position.
In addition, methods of managing the risk of payment default, including obtaining credit insurance, requiring payment in advance, mitigating the potential loss in the marketplace or negotiating with media providers, may be less available or unavailable during a severe economic downturn.
Companies periodically review and change their advertising, marketing and corporate communications services business models and relationships. If we are unable to remain competitive or retain key clients, our business and results of operations and financial position may be adversely affected.
The markets we operate in are highly competitive and are expected to remain so. Key competitive considerations for retaining existing business and winning new business include our ability to develop marketing solutions that meet client needs in a rapidly changing environment, the quality and effectiveness of the services we offer and our ability to efficiently serve clients, particularly large international clients, on a broad geographic basis. While many of our client relationships are long-standing, from time to time clients put their advertising, marketing and corporate communications services business up for competitive review. We have won and lost accounts in the past as a result of these reviews. To the extent that we are not able to remain competitive or retain key clients, our revenue may be adversely affected, which could have a material adverse effect on our results of operations and financial position.
The success of our acquiring and retaining clients depends on our ability to avoid and manage conflicts of interest arising from other client relationships, the retention of key personnel and maintaining a highly skilled workforce.
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
Approximately 51% of our revenue in 2013 came from our 100 largest clients and the loss of several of these clients could have a material adverse impact on our results of operations and financial position.
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
We rely on information technology systems and infrastructure to process transactions, summarize results and manage our business, including maintaining client marketing and advertising information. Our information technology systems are potentially vulnerable to system failures and network disruptions, malicious intrusion and random attack. Likewise, data security incidents and breaches by employees and others with or without permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. Additionally, we utilize third parties, including cloud providers, to store, transfer or process data. While we have taken what we believe are prudent measures to protect our data and information technology systems, there can be no assurance that our efforts will prevent system failures or network disruptions or breaches in our systems, or in systems of third parties we use, that could adversely affect our reputation or business.
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
Additionally, government or legislative action may limit the tax deductibility of advertising expenditures by certain industries or for certain products and services. These actions could cause our clients affected by such actions to reduce their spending on our services which could have a material adverse effect on our results of operations and financial position.
Further, laws and regulations, related to user privacy, use of personal information and Internet tracking technologies have been proposed or enacted in the United States and certain international markets. These laws and regulations could affect the acceptance of new communications technologies and the use of current communications technologies as advertising mediums. These actions could affect our business and reduce demand for certain of our services, which could have a material adverse effect on our results of operations and financial position.
We are a global service business and face certain risks of doing business abroad, which could have a material adverse effect on our results of operations and financial position and liquidity.
We face a number of risks normally associated with a global service business. The operational and financial performance of our businesses are typically tied to overall economic and regional market conditions, competition for client assignments and talented staff, new business and the risks associated with extensive international operations. We also must comply with applicable U.S. local and other international anti-corruption laws, including the Foreign Corrupt Practices Act of 1977, which can be complex and stringent, in all jurisdictions where we operate. These risks could have a material adverse effect on our results of operations and financial position. For financial information on our operations by geographic region, see Note 8 to our consolidated financial statements.

We are exposed to risks from operating in developing countries and high-growth markets.
We conduct business in numerous developing countries and high-growth markets around the world. Our operations outside the United States are also exposed to risks that include: slower receipt of payments; social, political and economic instability, currency fluctuation and currency repatriation restrictions. In addition, commercial laws in developing countries and high-growth markets can be undeveloped, vague, inconsistently enforced or frequently changed. If we are deemed not to be in compliance with applicable laws in countries and markets where we conduct business, our prospects and business in those countries and markets could be harmed, which could then have a material adverse impact on our results of operations and financial position.
Downgrades of our debt credit ratings could adversely affect us.
Standard and Poor’s Rating Service, or S&P, rates our long-term debt BBB+ and Moody’s Investors Service, or Moody's, rates our long-term debt Baa1. Our short-term debt ratings are A2 and P2 by the respective rating agencies. Our outstanding Senior Notes, Convertible Notes due July 31, 2032, or the 2032 Notes, and $2.5 billion Credit Agreement, or the Credit Agreement, do not contain provisions that require acceleration of cash payment upon a ratings downgrade. However, the interest rates and fees on our Credit Agreement would increase if our long-term debt credit ratings are downgraded. Also, our access to the capital markets could be adversely affected by downgrades in our short-term or long-term debt credit ratings. Our 2032 Notes would become convertible into shares of our common stock if the credit ratings assigned to the 2032 Notes are downgraded to BBB or lower by S&P or Baa3 or lower by Moody’s.
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
Generally, our businesses are not directly affected by current cap and trade laws and other regulatory requirements aimed at mitigating the impact of climate change by reducing emissions or otherwise; although, our businesses could be in the future. However, we could be indirectly affected by increased prices for goods or services provided to us by companies that are directly affected by these laws and regulations and pass their increased costs through to their customers. Further, if our clients are impacted by such laws or requirements, either directly or indirectly, their spending for advertising and marketing services may decline, which could adversely impact our results of operations and financial position. Additionally, to comply with potential future changes in environmental laws and regulations, we may need to incur additional costs. At this time, we cannot estimate what impact such costs may have on our results of operations and financial position.
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

We lease substantially all our office space under operating leases that expire at various dates. Lease obligations of our foreign operations are generally denominated in their local currency. Office base rent expense was $369.3 million, $380.1 million and $368.8 million in 2013, 2012 and 2011, respectively, net of rent received from non-cancelable third-party subleases of $10.6 million, $10.4 million and $12.8 million, respectively.

Future minimum office base rent under non-cancelable operating leases, net of rent receivable from existing non-cancelable third-party subleases, is (in millions):

Net Rent
2014	$343.7
2015	250.1
2016	189.0
2017	134.5
2018	110.0
Thereafter	302.9
$1,330.2

See Note 15 to our consolidated financial statements for a description of our lease commitments and our MD&A for a description of the impact of leases on our operating expenses.
Item 3. Legal Proceedings

A putative class action challenging the Business Combination was filed on August 5, 2013 on behalf of Omnicom shareholders in the Supreme Court of the State of New York, New York County. The action, entitled Ansfield v. Wren, et al., names as defendants Omnicom and its board of directors, as well as Publicis and HoldCo. It alleges that the members of the Omnicom board breached their fiduciary duties by, among other things, approving a merger that is purportedly detrimental to Omnicom’s shareholders. The action also alleges that Publicis aided and abetted the Omnicom board’s breach of their fiduciary duties. The action seeks an injunction barring or rescinding the Business Combination, damages and attorneys’ fees and costs.

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

On August 19, 2013, plaintiffs in the Ansfield and Lee actions filed a motion to consolidate those actions with each other and with all subsequently filed or transferred actions arising out of the same facts and circumstances, to select plaintiffs as lead plaintiffs and to approve plaintiffs’ selection of counsel as co-lead counsel. On October 3, 2013, plaintiffs in all three cases asked the Court to consolidate the three cases, and to approve lead plaintiffs and plaintiffs’ selection of counsel as co-lead counsel.

On October 24, 2013, the Court approved plaintiffs’ motion to consolidate the Ansfield, Lee, and Fultz actions with each other and with all subsequently filed or transferred actions arising out of the same facts and circumstances under the caption: In re Omnicom Group Inc. Shareholder Litigation, Index No. 652737/2013, and in the same order appointed co-lead counsel. On October 29, 2013, the Court approved the parties’ stipulation requiring plaintiffs to file an amended complaint within three weeks after HoldCo files a preliminary proxy statement/prospectus.

Omnicom believes the consolidated lawsuit is without merit and intends to defend vigorously against it. Due to the inherent uncertainties of such matters, and because discovery is not yet completed, we are unable to predict potential outcomes or estimate of the range of potential damages, if any. Management does not presently expect that the outcome of this matter will have a material adverse effect on our results of operations or financial position.

In the ordinary course of business, we are involved in various other legal proceedings. We do not presently expect that these other proceedings will have a material adverse effect on our results of operations or financial position.
Item 4. Mine Safety Disclosures
Not Applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed and traded on the New York Stock Exchange under the symbol “OMC.” On January 31, 2014, there were 2,359 holders of record of our common stock.
The quarterly high and low sales prices reported on the New York Stock Exchange Composite Tape for our common stock and the dividends paid per share for 2013 and 2012 were:

	High	Low	Dividends Paid Per Share
2013

First Quarter	$60.05	$50.40	$0.40
Second Quarter	64.29	57.73	0.40
Third Quarter	70.50	59.70	0.40
Fourth Quarter	74.50	61.35	0.40

2012

First Quarter	$51.38	$43.83	$0.30
Second Quarter	52.19	45.65	0.30
Third Quarter	54.76	47.03	0.30
Fourth Quarter	53.07	45.11	0.30

Stock repurchase activity during the three months ended December 31, 2013 was:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 2013	37,697	$64.75	—	—
November 2013	6,695	65.66	—	—
December 2013	15,587	70.39	—	—
	59,979	$66.32	—	—

During the three months ended December 31, 2013, we withheld 59,979 shares from employees to satisfy estimated statutory income tax obligations related to stock option exercises and vesting of restricted stock. The value of the common stock withheld was based on the closing price of our common stock on the applicable exercise or vesting date. There were no purchases of our common stock in the open market during the three months ended December 31, 2013.

There were no unregistered sales of equity securities during the three months ended December 31, 2013.

For information on securities authorized for issuance under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which relevant information will be included under the caption “Equity Compensation Plans” in our definitive proxy statement, which is expected to be filed with the SEC by April 10, 2014.

Item 6. Selected Financial Data
The following selected financial data should be read in conjunction with our consolidated financial statements and related notes that begin on page F-1 of this report, as well as our MD&A.

	(In millions, except per share amounts)
For the years ended December 31:	2013	2012	2011	2010	2009

Revenue	$14,584.5	$14,219.4	$13,872.5	$12,542.5	$11,720.7
Operating Income	1,825.3	1,804.2	1,671.1	1,460.2	1,374.9
Net Income - Omnicom Group Inc.	991.1	998.3	952.6	827.7	793.0
Net Income Per Common Share - Omnicom Group Inc.:
Basic	3.73	3.64	3.38	2.74	2.54
Diluted	3.71	3.61	3.33	2.70	2.53
Dividends Declared Per Common Share	1.60	1.20	1.00	0.80	0.60
	(In millions)
At December 31:	2013	2012	2011	2010	2009

Cash and cash equivalents and short-term investments	$2,728.7	$2,698.9	$1,805.0	$2,300.0	$1,594.8
Total Assets	22,098.7	22,151.9	20,505.4	19,566.1	17,920.7
Long-Term Obligations:
Long-term notes payable	3,780.7	3,789.1	2,523.5	2,465.1	1,494.6
Convertible debt	252.7	659.4	659.4	659.5	726.0
Long-term liabilities	685.1	739.9	602.0	576.5	462.0
Total Shareholders’ Equity	3,582.4	3,460.8	3,504.3	3,580.5	4,194.8
In 2013, we incurred expenses in connection with the proposed merger with Publicis of $41.4 million, which are primarily comprised of professional fees. The impact on Operating Income, Net Income - Omnicom Group Inc. and Diluted Net Income per Common Share - Omnicom Group Inc. for the year ended December 31, 2013 was $41.4 million, $34.9 million and $0.13, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
PENDING BUSINESS COMBINATION
On July 27, 2013, the Company and Publicis Groupe S.A. (“Publicis”) entered into a Business Combination Agreement (the “Business Combination Agreement”) pursuant to which the Company and Publicis agreed, subject to the terms and conditions of the Business Combination Agreement, to combine their respective businesses (the “Business Combination”). In the Business Combination, Publicis will merge (the “Publicis Merger”) with and into Publicis Omnicom Group N.V., a newly-formed Dutch holding company (“Publicis Omnicom Group” or “HoldCo”), with Publicis Omnicom Group being the surviving entity in the Publicis Merger, and immediately after consummation of the Publicis Merger, a corporation wholly-owned by Publicis Omnicom Group will merge (the “Omnicom Merger” and together with the Publicis Merger, the “Mergers”) with and into the Company, with the Company being the surviving corporation in the Omnicom Merger.
In the Publicis Merger, each issued and outstanding share of Publicis will be exchanged for 1.000000 ordinary share of Publicis Omnicom Group. In addition, prior to completion of the Publicis Merger, Publicis intends to declare and pay a special dividend, in cash, in an amount equal to €1.00 per Publicis share (the “Publicis Transaction Dividend”). In the Omnicom Merger, each share of common stock of the Company will be converted into the right to receive 0.813008 of a Publicis Omnicom Group ordinary share, together with cash in lieu of fractional shares, subject to adjustment to account for certain changes in outstanding shares and certain excluded asset values as set forth in the Business Combination Agreement. Similarly, prior to completion of the Omnicom Merger, the Company intends to declare and pay a special cash dividend of $2.00 per share of the Company’s outstanding common stock (the “Omnicom Transaction Dividend” and, together with the Publicis Transaction Dividend, the “Transaction Dividends”), subject to adjustment to account for certain changes in outstanding shares of the parties and certain excluded asset values, in each case as set forth in the Business Combination Agreement, and, if necessary, to equalize the cumulative amount of regular dividends paid by the Company after July 27, 2013 with the cumulative amount of regular Publicis dividends paid after July 27, 2013. However, dividends of up to $0.80 per share in the aggregate paid to holders of the Company’s common stock in respect of record dates after July 27, 2013 and before the Mergers are not included in this equalization. The payment of the Transaction Dividends is also subject to applicable law.
Completion of the transactions contemplated by the Business Combination Agreement (which include the Mergers, the Publicis Transaction Dividend, and the Omnicom Transaction Dividend, collectively, the “Transactions”) will require resolution of all open issues, complexities and challenges and will be subject to the satisfaction or waiver, if legally permitted, of certain conditions including (a) approval and adoption of the Business Combination Agreement and the Omnicom Merger by the holders of two-thirds of the outstanding shares of common stock of the Company, approval of the Cross-Border Merger Terms (as described in the Business Combination Agreement), and the Publicis Merger by the holders of two-thirds of the voting rights attached to the Publicis shares present at a meeting of the Publicis shareholders, and the approval of the Publicis Transaction Dividend by the holders of a majority of the voting rights attached to the Publicis shares present at a meeting of the Publicis shareholders; (b) approval by requisite governmental regulators and authorities, including approvals under applicable competition laws; (c) the listing of the Publicis Omnicom Group ordinary shares on applicable stock exchanges; (d) the absence of any law or order prohibiting the completion of the Transactions; and (e) the absence of a material adverse effect on either the Company or Publicis. Therefore, completion of the Transactions is unlikely to occur before the third quarter of 2014.
The completion of the Transactions contemplated by the Business Combination Agreement will have a material effect on our future results of operations and financial position.

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

As a leading global advertising, marketing and corporate communications company, we operate in all major markets around the world and have a large and diverse client base. In 2013, our largest client accounted for 2.7% of revenue and no other client accounted for more than 2.5% of revenue. Our top 100 clients accounted for approximately 51% of revenue in 2013. Our business is spread across a significant number of industry sectors with no one industry comprising more than 14% of revenue in 2013. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
As described in more detail below, in 2013 revenue increased 2.6% compared to 2012. Increased revenue in the United States and continued growth in both high-growth markets and emerging markets of Asia and Latin America was partially offset by the on-going economic weakness in the Euro Zone.
Global economic conditions have a direct impact on our business and financial performance. In particular, current global economic conditions pose a risk that our clients may reduce future spending on advertising and marketing services which could reduce the demand for our services. In 2013 the United States experienced modest economic growth and the major economies of Asia and Latin America continued to expand. While economic conditions in the Euro Zone began to stabilize in the second half of 2013, the continuing fiscal issues faced by many countries in the European Union has caused economic difficulty in certain of our Euro Zone markets. We will continue to closely monitor economic conditions, client revenue levels and other factors and, in response to reductions in our client revenue, if necessary, we will take actions available to us to align our cost structure and manage working capital. There can be no assurance whether, or to what extent, our efforts to mitigate any impact of future economic conditions, reductions in our client revenue, changes in client creditworthiness and other developments will be effective.
Certain business trends have had a positive impact on our business and industry. These trends include our clients increasingly expanding the focus of their brand strategies from national markets to pan-regional and global markets and integrating traditional and non-traditional marketing channels, as well as utilizing new communications technologies and emerging digital platforms. Additionally, in an effort to gain greater efficiency and effectiveness from their total marketing budgets, clients continue to require greater coordination of marketing activities. We believe these trends have benefited our business in the past and over the medium and long term will continue to provide a competitive advantage to us.
In the near term, barring unforeseen events and excluding the impact from changes in foreign exchange rates and the effect of the pending merger with Publicis, as a result of continued improvement in operating performance by many of our agencies and new business activities, we expect our 2014 revenue to increase modestly in excess of the weighted average nominal GDP growth in our major markets. We expect to continue to identify acquisition opportunities intended to build upon the core capabilities of our strategic business platforms, expand our operations in the emerging markets and enhance our capabilities to leverage new technologies that are being used by marketers today.
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
In 2013 revenue increased 2.6% compared to 2012. Organic growth increased revenue 3.5%. Acquisitions, net of dispositions reduced revenue 0.3% and the impact of changes in foreign exchange rates reduced revenue by 0.6%. Across our geographic markets, revenue increased 2.8% in the United States, 6.2% in the United Kingdom, 1.8% in our other markets, primarily Asia and Latin America, and 0.9% in our Euro markets. The change in revenue in 2013 compared to 2012 in our four fundamental disciplines was: advertising increased 3.6%, CRM increased 1.3%, public relations increased 2.9% and specialty communications increased 2.0%.
We measure operating expenses in two distinct cost categories: salary and service costs and office and general expenses. Salary and service costs consist of employee compensation and related costs and direct service costs. Office and general expenses consist of rent and occupancy costs, technology costs, depreciation and amortization and other overhead expenses. Each of our agencies requires professionals with the skill sets that are common across our disciplines. At the core of the skill sets is the ability to understand a client’s brand or product and its selling proposition and the ability to develop a unique message to communicate the value of the brand or product to the client’s target audience. The facility requirements of our agencies are also similar across geographic regions and disciplines, and their technology requirements are generally limited to personal computers, servers and off-the-shelf software. Because we are a service business, we monitor salary and service costs and office and general costs in relation to revenue.

Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased 3.1% in 2013 compared to 2012, reflecting growth in revenue and an increase in employee compensation, including incentive compensation and severance, as well as increases related to changes in the mix of our business during the year.
Office and general expenses are less directly linked to changes in revenue than salary and service costs. Office and general expenses decreased 0.7% in 2013 compared to 2012, reflecting our continuing efforts to control the cost structures of our agencies.
In the second half of 2013 we incurred $41.4 million of expenses in connection with the pending merger with Publicis, which are primarily comprised of professional fees. The merger expenses are shown as a separate component of operating expenses and we expect to incur additional merger expenses in 2014.
Operating margins decreased to 12.5% in 2013 from 12.7% in 2012 and EBITA margins decreased to 13.2% in 2013 from 13.4% in 2012. Excluding the merger expenses of $41.4 million, operating margins for 2013 increased to 12.8% from 12.7% in 2012 and EBITA margins for 2013 increased to 13.5% from 13.4% in 2012.
Net interest expense increased to $164.4 million in 2013 from $144.6 million in 2012. Interest expense increased $17.5 million to $197.2 million. The increase in interest expense in 2013 is primarily attributable to the issuance of our 3.625% Senior Notes due May 1, 2022, or the 2022 Notes, of which $750 million were issued in April 2012 and $500 million were issued in August 2012. Interest income decreased $2.3 million to $32.8 million in 2013.
Our effective tax rate increased to 34.0% in 2013 from 31.8% in 2012. Excluding the income tax effect of the merger expenses of $6.5 million, which reflects the estimated impact of the non-deductibility of a significant portion of the merger expenses, our effective tax rate for 2013 was 33.6%, which is consistent with our expected effective tax rate for 2013 and reflects the full year effect of the reduction in income tax expense resulting from the implementation of the legal reorganization in the Asia Pacific region, which occurred in the fourth quarter of 2012.
Net income - Omnicom Group Inc. decreased $7.2 million, or 0.7%, to $991.1 million in 2013 from $998.3 million in 2012. The year-over-year decrease in net income - Omnicom Group Inc. is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 2.8% to $3.71 in 2013, compared to $3.61 in 2012 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding. The reduction in our weighted average shares outstanding was the result of repurchases of our common stock, net of stock option exercises and shares issued under our employee stock purchase plan and shares issued upon conversion of our Convertible Notes due June 15, 2033, or 2033 Notes, and our Convertible Notes due July 1, 2038, or 2038 Notes. In connection with the pending merger with Publicis, beginning in the third quarter of 2013 we suspended repurchases of our common stock in the open market. Excluding the net effect of the merger expenses, net income - Omnicom Group Inc. for 2013 was $1,026.0 million and diluted net income per common share - Omnicom Group Inc. was $3.84.
See the Reconciliation of Results of Operations to 2013 Non-GAAP Financial Measures on page 16 for a description of the Non-GAAP Financial Measures discussed above.
CRITICAL ACCOUNTING POLICIES
The following summary of our critical accounting policies provides a better understanding of our financial statements and the related discussion in this MD&A. We believe that the following policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. Readers are encouraged to consider this summary together with our financial statements and the related notes, including Note 3, Significant Accounting Policies, for a more complete understanding of the critical accounting policies discussed below.
Estimates
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

Business combinations are accounted for using the acquisition method and, accordingly, the assets acquired, including identified intangible assets, the liabilities assumed and any noncontrolling interest in the acquired business are recorded at their acquisition date fair values. In circumstances where control is obtained and less than 100% of an entity is acquired, we record 100% of the goodwill acquired. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed as incurred. Certain of our acquisitions are structured with contingent purchase price obligations (earn-outs). Contingent purchase price obligations are recorded as liabilities at the acquisition date fair value. Subsequent changes in the fair value of the liabilities are recorded in our results of operations. The results of operations of acquired businesses are included in our results of operations from the acquisition date. In 2013, we completed 8 acquisitions of new subsidiaries and made additional investments in businesses in which we had an existing minority ownership interest. Goodwill increased $69.9 million in 2013, which included contingent purchase price payments (earn-outs) for acquisitions completed prior to January 1, 2009 of $14.5 million. Contingent purchase price obligations for acquisitions completed prior to January 1, 2009 are accrued, in accordance with U.S. GAAP, when the contingency is resolved and payment is certain.
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
Goodwill Impairment Review - Estimates and Assumptions
We use the following valuation methodologies to determine the fair value of our reporting units: (1) the income approach, which utilizes discounted expected future cash flows, (2) comparative market participant multiples for EBITDA (earnings before interest, taxes, depreciation and amortization) and (3) when available, consideration of recent and similar acquisition transactions.
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

The range of assumptions for the long-term growth rate and WACC used in our evaluations as of June 30, 2013 and 2012 were:

	June 30,
	2013	2012

Long-Term Growth Rate	4%	4%
WACC	10.1% - 10.7%	10.3% - 10.9%
Long-term growth rate represents our estimate of the long-term growth rate for our industry and the markets of the global economy we operate in. The average historical revenue growth rate of our reporting units for the past ten years was approximately 6.8% and the Average Nominal GDP growth of the countries comprising our major markets that account for substantially all of our revenue was 4.3% over the same period. We considered this history when determining the long-term growth rates used in our annual impairment test at June 30, 2013. We believe marketing expenditures over the long term have a high correlation to GDP. We also believe, based on our historical performance, that our long-term growth rate will exceed Average Nominal GDP growth in the markets we operate in. For our annual test as of June 30, 2013, we used an estimated long-term growth rate of 4% for our reporting units.
When performing our annual impairment test as of June 30, 2013 and estimating the future cash flows of our reporting units, we considered the current macroeconomic environment, as well as industry and market specific conditions at mid-year 2013. In the first half of 2013, we experienced an increase in our revenue of 2.8%, which excludes growth from acquisitions and the impact from changes in foreign exchange rates. While economic conditions in the Euro Zone began to stabilize in the second half of 2013, the continuing fiscal issues faced by many countries in the European Union has caused economic difficulty in certain of our Euro Zone markets. We considered the effect of these conditions in our annual impairment test.
The WACC is comprised of: (1) a risk-free rate of return, (2) a business risk index ascribed to us and to companies in our industry comparable to our reporting units based on a market derived variable that measures the volatility of the share price of equity securities relative to the volatility of the overall equity market, (3) an equity risk premium that is based on the rate of return on equity of publicly traded companies with business characteristics comparable to our reporting units and (4) a current after-tax market rate of return on debt of companies with business characteristics similar to our reporting units, each weighted by the relative market value percentages of our equity and debt.
Our five reporting units vary in size with respect to revenue and the amount of debt allocated to them. These differences drive variations in fair value among our reporting units. In addition, these differences as well as differences in book value, including goodwill, cause variations in the amount by which fair value exceeds book value among the reporting units. The reporting unit goodwill balances and debt vary by reporting unit primarily because our three legacy agency networks were acquired at the formation of Omnicom and were accounted for as a pooling of interests that did not result in any additional debt or goodwill being recorded. The remaining two agency networks were built through a combination of internal growth and acquisitions that were accounted for using the acquisition method and as a result, they have a relatively higher amount of goodwill and debt.
Goodwill Impairment Review - Conclusion
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

We will continue to perform our impairment test at the end of the second quarter of each year unless events or circumstances trigger the need for an interim impairment test. The estimates used in our goodwill impairment test do not constitute forecasts or projections of future results of operations, but rather are estimates and assumptions based on historical results and assessments of macroeconomic factors affecting our reporting units. We believe that our estimates and assumptions are reasonable, but they are subject to change from period to period. Actual results of operations and other factors will likely differ from the estimates used in our discounted cash flow valuation and it is possible that differences could be material. A change in the estimates we use could result in a decline in the estimated fair value of one or more of our reporting units from the amounts derived as of our latest valuation and could cause us to fail Step 1 of our goodwill impairment test if the estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. A large decline in estimated fair value of a reporting unit could result in a non-cash impairment charge and may have an adverse effect on our results of operations and financial position.
Subsequent to our annual impairment test at June 30, 2013, there were no events or circumstances that triggered the need for an interim impairment test. Additional information about acquisitions and goodwill appears in Notes 3, 5 and 6 to our consolidated financial statements.
Revenue Recognition
We recognize revenue in accordance with FASB ASC Topic 605, Revenue Recognition, and applicable SEC Staff Accounting Bulletins. Substantially all of our revenue is derived from fees for services based on a rate per hour or equivalent basis. Revenue is realized when the service is performed in accordance with the client arrangement and upon the completion of the earnings process. Prior to recognizing revenue, persuasive evidence of an arrangement must exist, the sales price must be fixed or determinable, delivery, performance and acceptance must be in accordance with the client arrangement and collection must be reasonably assured. These principles are the foundation of our revenue recognition policy and apply to all client arrangements in each of our service disciplines: advertising, CRM, public relations and specialty communications. Certain of our businesses earn a portion of their revenue as commissions based upon performance in accordance with client arrangements. Because the services that we provide across each of our disciplines are similar and delivered to clients in similar ways, all of the key elements in revenue recognition apply to client arrangements in each of our four disciplines.
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
Some of our client arrangements include performance incentive provisions designed to link a portion of our revenue to our performance relative to quantitative and qualitative goals. We recognize performance incentives in revenue when the specific quantitative goals are achieved, or when our performance against qualitative goals is determined by our clients.
Additional information about our revenue recognition policy appears in Note 3 to our consolidated financial statements.
Share-Based Compensation
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
Share-based compensation expense was $86.3 million, $80.8 million and $74.5 million, in 2013, 2012 and 2011, respectively. Information about our specific awards and stock plans can be found in Note 10 to our consolidated financial statements.
NEW ACCOUNTING STANDARDS
Additional information regarding new accounting guidance can be found in Note 20 to our consolidated financial statements. Note 3 to our consolidated financial statements provides a summary of our significant accounting policies.

RESULTS OF OPERATIONS - 2013 Compared to 2012 (in millions):

	2013	2012

Revenue	$14,584.5	$14,219.4
Operating Expenses:
Salary and service costs	10,724.4	10,406.8
Office and general expenses	1,993.4	2,008.4
Merger expenses	41.4	—
Total Operating Expenses	12,759.2	12,415.2
Add back: Amortization of intangible assets	100.8	101.1
	12,658.4	12,314.1
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	1,926.1	1,905.3
EBITA Margin - %	13.2%	13.4%
Deduct: Amortization of intangible assets	100.8	101.1
Operating Income	1,825.3	1,804.2
Operating Margin - %	12.5%	12.7%
Interest Expense	197.2	179.7
Interest Income	32.8	35.1
Income Before Income Taxes and Income (Loss) From Equity Method Investments	1,660.9	1,659.6
Income Tax Expense	565.2	527.1
Income (Loss) From Equity Method Investments	15.9	(15.0)
Net Income	1,111.6	1,117.5
Net Income Attributed To Noncontrolling Interests	(120.5)	(119.2)
Net Income - Omnicom Group Inc.	$991.1	$998.3
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
Reconciliation of Results of Operations to 2013 Non-GAAP Financial Measures (in millions, except per share amounts):
The following table reconciles our reported results of operations for the year ended December 31, 2013 to the 2013 Non-GAAP financial measures presentation. Due to the size of the proposed merger with Publicis, we are providing Non-GAAP financial measures that exclude expenses, which are primarily comprised of professional fees, incurred in connection with the proposed merger.

	2013 As Reported	Merger Expenses	2013 Non-GAAP Financial Measures

EBITA	$1,926.1	$41.4	$1,967.5

Operating Income	$1,825.3	$41.4	$1,866.7

Income Tax Expense	$565.2	$6.5	$571.7

Net Income - Omnicom Group Inc.	$991.1	$34.9	$1,026.0

Net income allocated to participating securities	(25.1)	(0.9)	(26.0)
Net income available for common shares	$966.0	$34.0	$1,000.0

Diluted Net Income per Common Share - Omnicom Group Inc.	$3.71	$0.13	$3.84

We believe that investors should consider the 2013 Non-GAAP financial measures as they are indicative of our expected ongoing performance and reflect how management evaluates our operating results. These Non-GAAP financial measures should not be considered in isolation from or as a substitute for financial information presented in compliance with U.S. GAAP. These Non-GAAP financial measures reported by us may not be comparable to similarly titled amounts reported by other companies.
Revenue
In 2013 revenue increased $365.1 million, or 2.6%, to $14,584.5 million from $14,219.4 million in 2012. Organic growth increased revenue $501.1 million. Acquisitions, net of dispositions, reduced revenue $51.7 million and the impact of changes in foreign exchange rates reduced revenue $84.3 million.
The components of 2013 revenue change in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%

December 31, 2012	$14,219.4		$7,363.7		$6,855.7
Components of revenue change:
Foreign exchange impact	(84.3)	(0.6)%	—	—%	(84.3)	(1.2)%
Acquisitions, net of dispositions	(51.7)	(0.3)%	(63.8)	(0.9)%	12.1	0.1%
Organic growth	501.1	3.5%	269.8	3.7%	231.3	3.4%
December 31, 2013	$14,584.5	2.6%	$7,569.7	2.8%	$7,014.8	2.3%
The components and percentages are calculated as follows:

•
The foreign exchange impact is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $14,668.8 million for the Total column). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency ($14,584.5 million less $14,668.8 million for the Total column).

•
The acquisition component is calculated by aggregating the applicable prior period revenue of the acquired businesses, less revenue of any business included in the prior period revenue that was disposed of subsequent to the period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($14,219.4 million for the Total column).
In 2013, changes in foreign exchange rates reduced revenue by 0.6%, or $84.3 million, compared to 2012. The most significant impacts resulted from the strengthening of the U.S. Dollar against the Japanese Yen, Australian Dollar, Brazilian Real, British Pound, Canadian Dollar and South African Rand, partially offset by the weakening of the U.S. Dollar against the Euro.
Assuming exchange rates at January 31, 2014 remain unchanged, we expect changes in foreign exchange rates to have a marginally negative impact on 2014 revenue.
Revenue for 2013 and the percentage change in revenue and organic growth from 2012 in our primary geographic markets were (in millions):

	$	% Change	% Organic Growth

United States	$7,569.7	2.8%	3.7%
Euro Markets	2,333.7	0.9%	(2.2)%
United Kingdom	1,332.8	6.2%	6.6%
Rest of the world	3,348.3	1.8%	6.0%
	$14,584.5	2.6%	3.5%

Revenue for 2013 and the percentage change in revenue and organic growth from 2012 in our principal regional markets were (in millions):

	$	% Change	% Organic Growth
Americas:
North America	$8,159.7	2.7%	3.7%
Latin America	437.4	1.4%	9.2%
EMEA:
Europe	4,168.5	3.0%	1.4%
Middle East and Africa	238.9	(0.2)%	5.3%

Asia Pacific	1,580.0	1.4%	6.1%
	$14,584.5	2.6%	3.5%
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change in 2013 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 2.7% and 2.6% of revenue in 2013 and 2012, respectively, and no other client represented more than 2.5% and 2.6% of revenue in 2013 and 2012, respectively. Our ten largest and 100 largest clients represented 19.1% and 51.3% of revenue in 2013, respectively and 19.0% and 51.7% of revenue in 2012, respectively.
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
Revenue for 2013 and 2012 and the percentage change in revenue and organic growth from 2012 by discipline was (in millions):

	Year Ended December 31,

	2013		2012		2013 vs. 2012
	$	% of Revenue	$	% of Revenue	$ Change	% Change	% Organic Growth

Advertising	$7,048.3	48.3%	$6,805.0	47.9%	$243.3	3.6%	4.8%
CRM	5,144.0	35.3%	5,080.3	35.7%	63.7	1.3%	2.1%
Public relations	1,327.8	9.1%	1,290.8	9.1%	37.0	2.9%	1.5%
Specialty communications	1,064.4	7.3%	1,043.3	7.3%	21.1	2.0%	4.8%
	$14,584.5		$14,219.4		$365.1	2.6%	3.5%
We operate in a number of industry sectors. The percentage of our revenue by industry sector for 2013 and 2012 was:

Industry	2013	2012

Food and Beverage	13.5%	13.3%
Consumer Products	9.9%	9.4%
Pharmaceuticals and Health Care	9.9%	9.7%
Financial Services	7.4%	7.9%
Technology	9.2%	8.9%
Auto	8.1%	8.5%
Travel and Entertainment	6.3%	6.0%
Telecommunications	6.4%	6.4%
Retail	7.1%	6.8%
Other	22.2%	23.1%

Operating Expenses
Operating expenses for 2013 compared to 2012 were (in millions):

	Year Ended December 31,

	2013			2012			2013 vs. 2012
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change

Revenue	$14,584.5			$14,219.4			$365.1	2.6%
Operating Expenses:
Salary and service costs	10,724.4	73.5%	84.1%	10,406.8	73.2%	83.8%	317.6	3.1%
Office and general expenses	1,993.4	13.7%	15.6%	2,008.4	14.1%	16.2%	(15.0)	(0.7)%
Merger expenses	41.4	0.3%	0.3%	—	—%	—%	41.4	—%
Operating Expenses	12,759.2	87.5%		12,415.2	87.3%		344.0	2.8%
Operating Income	$1,825.3	12.5%		$1,804.2	12.7%		$21.1	1.2%
Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased 3.1% in 2013 compared to 2012, reflecting growth in revenue and an increase in employee compensation, including incentive compensation and severance, as well as increases related to changes in the mix of our business during the year.
Office and general expenses are less directly linked to changes in our revenue than salary and service costs. Office and general expenses decreased 0.7% in 2013 compared to 2012, reflecting our continuing efforts to control the cost structures of our agencies.
In the second half of 2013 we incurred $41.4 million of expenses in connection with the pending merger with Publicis, which are primarily comprised of professional fees. The merger expenses are shown as a separate component of operating expenses and we expect to incur additional merger expenses in 2014.
Operating margins decreased to 12.5% in 2013 from 12.7% in 2012 and EBITA margins decreased to 13.2% in 2013 from 13.4% in 2012. Excluding the merger expenses of $41.4 million, operating margins for 2013 increased to 12.8% from 12.7% in 2012 and EBITA margins for 2013 increased to 13.5% from 13.4% in 2012
Net Interest Expense
Net interest expense increased to $164.4 million in 2013 from $144.6 million in 2012. Interest expense increased $17.5 million to $197.2 million. The increase in interest expense is primarily attributable to the issuance of $750 million of our 2022 Notes in April 2012 and $500 million of our 2022 Notes in August 2012. Interest income decreased $2.3 million to $32.8 million in 2013.
Income Taxes
Our effective tax rate increased to 34.0% in 2013 from 31.8% in 2012. Excluding the income tax effect of the merger expenses of $6.5 million, which reflects the estimated impact of the non-deductibility of a significant portion of the merger expenses, our effective tax rate for 2013 was 33.6%, which is consistent with our expected effective tax rate for 2013 and reflects the full year effect of the reduction in income tax expense resulting from the implementation of the legal reorganization in the Asia Pacific region, which occurred in the fourth quarter of 2012.
Income (Loss) From Equity Method Investments
Income (loss) from equity method investments increased $30.9 million to $15.9 million in 2013 compared to a loss of $15.0 million in 2012, primarily resulting from a net impairment charge of $29.2 million recorded in 2012 for an other-than-temporary decline in the carrying value of our equity investment in Egypt.

Net Income Per Common Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. decreased $7.2 million, or 0.7%, to $991.1 million in 2013 from $998.3 million in 2012. The year-over-year decrease in net income - Omnicom Group Inc. is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 2.8% to $3.71 in 2013, compared to $3.61 in 2012 due to the factors described above, as well as the slight reduction in our weighted average common shares outstanding. The reduction in our weighted average common shares outstanding was the result of repurchases of our common stock through the second quarter of 2013, net of stock option exercises, shares issued under our employee stock purchase plan and shares issued upon the conversion of our 2033 Notes and 2038 Notes. In connection with the pending merger with Publicis, beginning in the third quarter of 2013 we suspended repurchases of our common stock in the open market. Excluding the net effect of the merger expenses, net income - Omnicom Group Inc. for 2013 was $1,026.0 million and diluted net income per common share - Omnicom Group Inc. was $3.84.
RESULTS OF OPERATIONS - 2012 Compared to 2011 (in millions):

	2012	2011

Revenue	$14,219.4	$13,872.5
Operating Expenses:
Salary and service costs	10,406.8	10,276.9
Office and general expenses	2,008.4	1,924.5
Total Operating Expenses	12,415.2	12,201.4
Add back: Amortization of intangible assets	101.1	91.4
	12,314.1	12,110.0
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	1,905.3	1,762.5
EBITA Margin - %	13.4%	12.7%
Deduct: Amortization of intangible assets	101.1	91.4
Operating Income	1,804.2	1,671.1
Operating Margin - %	12.7%	12.0%
Interest Expense	179.7	158.1
Interest Income	35.1	36.0
Income Before Income Taxes and Income (Loss) From Equity Method Investments.	1,659.6	1,549.0
Income Tax Expense	527.1	505.8
Income (Loss) From Equity Method Investments	(15.0)	17.2
Net Income	1,117.5	1,060.4
Net Income Attributed To Noncontrolling Interests	(119.2)	(107.8)
Net Income - Omnicom Group Inc.	$998.3	$952.6
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
Revenue
Revenue in 2012 increased 2.5% to $14,219.4 million from $13,872.5 million in 2011. Organic growth increased revenue by $561.9 million and acquisitions, net of dispositions, increased revenue by $95.0 million. Changes in foreign exchange rates reduced revenue by $310.0 million.

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
The components and percentages are calculated as follows:

•
The foreign exchange impact is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $14,529.4 million for the Total column). The foreign exchange impact equals the difference between the current period revenue in U.S. Dollars and the current period revenue in constant currency ($14,219.4 million less $14,529.4 million for the Total column).

•
The acquisition component is calculated by aggregating the applicable prior period revenue of the acquired businesses, less revenue of any business included in the prior period revenue that was disposed of subsequent to the prior period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($13,872.5 million for the Total column).
In 2012, changes in foreign exchange rates reduced revenue by 2.2%, or $310.0 million, compared to 2011. The most significant impacts resulted from the weakening of the U.S. Dollar against the Euro, Brazilian Real and British Pound.
Revenue in 2012 and the percentage change in revenue and organic growth from 2011 in our primary geographic markets were (in millions):

	$	% Change	% Organic Growth

United States	$7,363.7	4.5%	4.5%
Euro Markets	2,311.9	(10.4)%	(1.8)%
United Kingdom	1,255.1	2.3%	1.5%
Rest of the world	3,288.7	9.0%	9.0%
	$14,219.4	2.5%	4.0%
Revenue for 2012 and the percentage change in revenue and organic growth from 2011 in our principal regional markets were (in millions):

	$	% Change	% Organic Growth
Americas:
North America	$7,944.7	5.0%	5.1%
Latin America	431.2	(4.8)%	6.6%
EMEA:
Europe	4,045.6	(4.7)%	0.3%
Middle East and Africa	239.3	(2.0)%	1.4%

Asia Pacific	1,558.6	14.3%	9.4%
	$14,219.4	2.5%	4.0%

In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net result in 2012 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with our largest clients. Revenue from our largest client represented 2.6% of our revenue in each of 2012 and 2011, respectively. No other client represented more than 2.6% of our revenue in 2012 or more than 2.1% of our revenue in 2011. Our ten largest and 100 largest clients represented 19.0% and 51.7% of 2012 revenue, respectively, and 18.0% and 50.3% of 2011 revenue, respectively.
Revenue for 2012 and 2011 and the percentage change in revenue and organic growth from 2011 by discipline was (in millions):

	Year Ended December 31,

	2012		2011		2012 vs. 2011
	$	% of Revenue	$	% of Revenue	$ Change	% Change	% Organic Growth

Advertising	$6,805.0	47.9%	$6,523.9	47.0%	$281.1	4.3%	6.3%
CRM	5,080.3	35.7%	5,052.9	36.4%	27.4	0.5%	2.7%
Public relations	1,290.8	9.1%	1,230.3	8.9%	60.5	4.9%	3.3%
Specialty communications	1,043.3	7.3%	1,065.4	7.7%	(22.1)	(2.1)%	(2.3)%
	$14,219.4		$13,872.5		$346.9	2.5%	4.0%
We operate in a number of industry sectors. The percentage of our revenue by industry sector for 2012 and 2011 was:

Industry	2012	2011

Food and Beverage	13.3%	13.6%
Consumer Products	9.4%	9.3%
Pharmaceuticals and Health Care	9.7%	10.1%
Financial Services	7.9%	9.5%
Technology	8.9%	8.7%
Auto	8.5%	7.5%
Travel and Entertainment	6.0%	5.9%
Telecommunications	6.4%	7.1%
Retail	6.8%	6.6%
Other	23.1%	21.7%
Operating Expenses
Operating expenses for 2012 compared to 2011 were (in millions):

	Year Ended December 31,

	2012			2011			2012 vs. 2011
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change

Revenue	$14,219.4			$13,872.5			$346.9	2.5%
Operating Expenses:
Salary and service costs	10,406.8	73.2%	83.8%	10,276.9	74.1%	84.2%	129.9	1.3%
Office and general expenses	2,008.4	14.1%	16.2%	1,924.5	13.9%	15.8%	83.9	4.4%
Operating Expenses	12,415.2	87.3%		12,201.4	88.0%		213.8	1.8%
Operating Income	$1,804.2	12.7%		$1,671.1	12.0%		$133.1	8.0%
Repositioning Actions and Remeasurement Gain
In 2011, we recorded $131.3 million of charges related to our repositioning actions. Additionally, in the first quarter of 2011 we recorded a $123.4 million remeasurement gain related to the acquisition of the controlling interest in the Clemenger Group, our affiliate in Australia and New Zealand.

The impact on operating expenses of these transactions for the year ended December 31, 2011 was (in millions):

	Increase (Decrease)

	Repositioning Actions	Remeasurement Gain

Salary and service costs	$92.8	—
Office and general expenses	38.5	$(123.4)
	$131.3	$(123.4)
Operating Expenses
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
Office and general expenses are less directly linked to changes in our revenue than salary and service costs. Office and general expenses increased 4.4% in 2012 compared to 2011, reflecting a decrease of $123.4 million related to the non-cash remeasurement gain recorded in connection with the acquisition of the controlling interest in the Clemenger Group in 2011, partially offset by $38.5 million of charges related to our repositioning actions in the first quarter of 2011. Excluding the $84.9 million net decrease, office and general expenses in 2012 would have been flat as compared to 2011.
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
Net Interest Expense
Net interest expense increased to $144.6 million in 2012 from to $122.1 million in 2011. Interest expense increased $21.6 million to $179.7 million. The increase in interest expense was primarily due to increased interest expense resulting from the issuance of our 2022 Notes in 2012. The increase in interest expense was partially offset by lower commercial paper issuances in 2012. Interest income decreased $0.9 million to $35.1 million in 2012.
Income Taxes
Our effective tax rate for 2012 decreased to 31.8% from 32.7% for 2011. In the fourth quarter of 2012, income tax expense was reduced by $53 million, primarily resulting from a reduction in the deferred tax liabilities for unremitted foreign earnings of certain of our operating companies located in the Asia Pacific region, as well as lower statutory tax rates in other foreign jurisdictions. In an effort to support our continued expansion and pursue operational efficiencies in the Asia Pacific region, we completed a legal reorganization in certain countries within the region. As a result of the reorganization, our unremitted foreign earnings in the affected countries are subject to lower effective tax rates as compared to the U.S. statutory tax rate. Therefore we recorded a reduction in our deferred tax liabilities to reflect the lower tax rate that these earnings are subject to. In future periods we expect an ongoing annual reduction in income tax expense of approximately $11 million. The reduction in income tax expense was partially offset by a charge of approximately $16 million resulting from U.S. state and local tax accruals recorded for uncertain tax positions, net of U.S. federal income tax benefit.
Income tax expense for 2011 reflects a $39.5 million tax benefit related to charges incurred in connection with our repositioning actions, a provision of $2.8 million related to the remeasurement gain and a provision of $9.0 million for agreed upon adjustments to income tax returns that were under examination in 2011. Excluding these items, our effective tax rate for 2011 would have been 34.3%.
Income (Loss) From Equity Method Investments
Income (loss) from equity method investments decreased $32.2 million to a loss of $15.0 million in 2012 compared to income of $17.2 million in 2011, primarily resulting from a net impairment charge of $29.2 million recorded in 2012 for an other-than-temporary decline in the carrying value of our equity investment in Egypt.

Net Income Per Common Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. increased $45.7 million, or 4.8%, to $998.3 million in 2012 from $952.6 million in 2011. The year-over-year increase in net income - Omnicom Group Inc. is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 8.4% to $3.61 in 2012, as compared to $3.33 in 2011 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding. This reduction was the result of repurchases of our common stock, net of stock option exercises and shares issued under our employee stock purchase plan.
LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements
Historically, the majority of our non-discretionary cash requirements have been funded from operating cash flow and cash on hand. Working capital is our principal non-discretionary funding requirement. In addition, we have contractual obligations related to our Senior Notes and 2032 Notes, our recurring business operations, primarily related to lease obligations, as well as contingent purchase price obligations (earn-outs) for acquisitions made in prior years.
Our principal discretionary cash uses include dividend payments, capital expenditures, payments for strategic acquisitions and repurchases of our common stock. In connection with the pending merger with Publicis, beginning in the third quarter of 2013 we suspended repurchases of our common stock in the open market. Our discretionary spending is funded from operating cash flow and cash on hand. In addition, depending on the level of our discretionary activity and conditions in the capital markets, we may use other available sources of funding, such as issuing commercial paper, borrowing under our Credit Agreement or other long-term borrowings, to finance these activities. We expect that we should be able to fund both our non-discretionary cash requirements and our discretionary spending for 2014 without incurring additional long-term debt. However, we may access the capital markets at any time if favorable conditions exist.
We have a seasonal cash requirement normally peaking during the second quarter primarily due to the timing of payments for incentive compensation, income taxes and contingent purchase price obligations. This typically results in a net borrowing requirement that decreases over the course of the year.
At December 31, 2013, our cash and cash equivalents increased by $32.2 million from December 31, 2012. The components of the increase for 2013 are (in millions):

Sources

Cash flow from operations		$1,809.0
Less change in operating capital		351.3

Principal cash sources		1,457.7
Uses

Capital expenditures	$(212.0)
Dividends paid	(318.4)
Dividends paid to shareholders of noncontrolling interests	(100.6)
Acquisition payments of $32.8, net of cash acquired, plus contingent purchase price obligations of $70.5 and acquisition of additional shares of noncontrolling interests of $8.9 less net proceeds from sale of investments of $16.6	(95.6)
Repurchases of common stock of $575.3, net of proceeds from stock option exercises and stock sold to our employee stock purchase plan of $52.3 and tax benefits of $37.8	(485.2)
Principal cash uses		(1,211.8)

Principal cash sources in excess of principal cash uses		245.9
Foreign exchange rate changes		(128.8)
Financing activities and other		(436.2)
Add back change in operating capital		351.3
Increase in cash and cash equivalents		$32.2

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
Our cash and cash equivalents increased $32.2 million and our short-term investments decreased $2.4 million from December 31, 2012. Short-term investments principally consist of time deposits with financial institutions that we expect to convert into cash within our current operating cycle, generally one year.
At December 31, 2013 our total cash and cash equivalents were $2.7 billion, of which our foreign subsidiaries held approximately $2.3 billion. The majority of the cash and cash equivalents held by our foreign subsidiaries is available to us, net of any taxes payable upon repatriation to the United States. Changes in international tax rules or changes in U.S. tax rules and regulations covering international operations and foreign tax credits may affect our future reported financial results or the way we conduct our business.
We have policies governing counterparty credit risk with financial institutions that hold our cash and cash equivalents and we have deposit limits for each financial institution. In countries where we conduct treasury operations, generally the counterparties are either branches or subsidiaries of the financial institutions that are party to our Credit Agreement. These financial institutions generally have credit ratings equal to or better than our credit ratings. In countries where we do not conduct treasury operations, we ensure that all cash and cash equivalents are held by counterparties that meet specific minimum credit standards.
Our cash and cash equivalents and short-term investments increased $29.8 million from the prior year end. Our net debt position at December 31, 2013, which we define as total debt outstanding less cash and cash equivalents and short-term investments, decreased $445.4 million as compared to December 31, 2012 as follows (in millions):

	2013	2012
Debt:
Short-term borrowings, due in less than one year	$5.9	$6.4
5.90% Senior Notes due April 15, 2016	1,000.0	1,000.0
6.25% Senior Notes due July 15, 2019	500.0	500.0
4.45% Senior Notes due August 15, 2020	1,000.0	1,000.0
3.625% Senior Notes due May 1, 2022	1,250.0	1,250.0
Convertible Notes due July 31, 2032	252.7	252.7
Convertible Notes due June 15, 2033	—	0.1
Convertible Notes due July 1, 2038	—	406.6
Other debt	0.5	0.4
Unamortized premium (discount) on Senior Notes, net	14.7	16.0
Deferred gain from termination of interest rate swaps on Senior Notes due 2016	15.9	23.1
Total debt	4,039.7	4,455.3
Cash and cash equivalents and short-term investments	2,728.7	2,698.9
Net debt	$1,311.0	$1,756.4

Net Debt, which we define as total debt less cash and cash equivalents and short-term investments as reconciled above, is a Non-GAAP financial measure. This presentation, together with the comparable U.S. GAAP measures, reflects one of the key metrics used by us to assess our cash management performance. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with US GAAP. Non-GAAP financial measures as reported by us may not be comparable to similarly titled amounts reported by other companies.
On May 16, 2013, we called our 2033 Notes and our 2038 Notes for redemption on June 17, 2013 at a redemption price of 100% of the principal amount. As provided in the indenture governing the 2033 Notes and the 2038 Notes, prior to redemption the noteholders had the right to convert their 2033 Notes and 2038 Notes into shares of our common stock at a conversion rate of 19.4174 shares per $1,000 principal amount at any time prior to June 13, 2013. Substantially all the noteholders exercised their conversion right. We paid $406.1 million in cash representing the principal amount of the 2033 Notes and 2038 Notes that were converted and issued 1,499,792 shares of our common stock to satisfy the conversion premium. On June 17, 2013, we paid $0.6 million to redeem the remaining 2033 Notes and 2038 Notes that were not converted.
Debt Instruments and Related Covenants
We have committed and uncommitted lines of credit. Our $2.5 billion Credit Agreement expires on October 12, 2016. We have the ability to classify borrowings under the Credit Agreement as long-term. The Credit Agreement provides support for up to $1.5 billion of commercial paper issuances and such issuances reduce the amount available under the Credit Agreement.
Depending on market conditions at the time, we typically fund our day-to-day liquidity by issuing commercial paper, borrowing under our uncommitted lines of credit or borrowing under our Credit Agreement. At December 31, 2013, there were no outstanding commercial paper issuances or borrowings under the Credit Agreement.
Commercial paper activity for the three years ended December 31, 2013 was (dollars in millions):

	2013	2012	2011

Average amount outstanding during the year	$471.7	$288.5	$626.5
Maximum amount outstanding during the year	$1,027.5	$837.2	$1,132.9
Total issuances during the year	$11,786.9	$13,935.1	$22,843.9
Average days outstanding	14.6	7.6	10.0
Weighted average interest rate	0.33%	0.41%	0.36%
At December 31, 2013, short-term borrowings of $5.9 million represent bank overdrafts and lines of credit of our international subsidiaries. These bank overdrafts and lines of credit are treated as unsecured loans pursuant to the agreements supporting the facilities.
The Credit Agreement contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA to no more than 3 times for the most recently ended 12-month period (under the Credit Agreement, EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At December 31, 2013 we were in compliance with these covenants, as our Leverage Ratio was 1.9 times and our Interest Coverage Ratio was 10.7 times. The Credit Agreement does not limit our ability to declare or pay dividends.
S&P rates our long-term debt BBB+ and Moody’s rates our long-term debt Baa1. Our short-term debt credit ratings are A2 and P2 by the respective rating agencies. Our outstanding Senior Notes, 2032 Notes and Credit Agreement do not contain provisions that require acceleration of cash payments should our debt credit ratings be downgraded. However, the interest rates and fees on the Credit Agreement will increase if our long-term debt credit ratings are lowered. Our 2032 Notes would become convertible into shares of our common stock if the credit ratings assigned to the 2032 Notes are downgraded to BBB or lower by S&P or Baa3 or lower by Moody’s.
Omnicom Capital Inc., or OCI, our wholly-owned finance subsidiary, together with us, is a co-obligor under our Senior Notes and our 2032 Notes. Our Senior Notes and 2032 Notes are a joint and several liability of us and OCI and we unconditionally guarantee OCI’s obligations with respect to the Senior Notes and the 2032 Notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries and the related interest receivable. There are no restrictions on the ability of OCI or us to obtain funds from our subsidiaries through dividends, loans or advances. Our Senior Notes and 2032 Notes are senior unsecured obligations that rank in equal right of payment with all existing and future unsecured senior indebtedness.

At December 31, 2013, the carrying value of our debt and the amount available under the Credit Agreement were (in millions):

	Debt	Available Credit

Short-term borrowings, due in less than one year	$5.9	$—
Commercial Paper issuances	—	—
Borrowings under the Credit Agreement	—	2,500.0
5.90% Senior Notes due April 15, 2016	1,000.0	—
6.25% Senior Notes due July 15, 2019	500.0	—
4.45% Senior Notes due August 15, 2020	1,000.0	—
3.625% Senior Notes due May 1, 2022	1,250.0	—
Convertible Notes due July 31, 2032	252.7	—
Other debt	0.5	—
	4,009.1	2,500.0
Unamortized premium (discount) on Senior Notes, net	14.7	—
Deferred gain from termination of interest rate swaps on Senior Notes due 2016	15.9	—
	$4,039.7	$2,500.0
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
Contractual obligations at December 31, 2013 were (in millions):

		Obligation Due
	Total Obligation	2014	2015 - 2016	2017 - 2018	After 2018
Long-term notes payable:
Principal	$3,750.5	$0.4	$1,000.1	$—	$2,750.0
Interest	980.8	180.1	318.3	242.1	240.3
Convertible Notes	252.7	—	252.7	—	—
Lease obligations	1,438.9	394.6	482.7	256.3	305.3
Deferred tax liability - retired convertible debt	329.0	66.0	132.0	131.0	—
Contingent purchase price obligations	220.2	74.5	103.6	35.4	6.7
Defined benefit pension plans benefit obligation	185.7	4.6	13.1	14.3	153.7
Postemployment arrangements benefit obligation	104.2	9.3	18.0	14.1	62.8
Uncertain tax positions	137.8	1.9	46.0	85.7	4.2
	$7,399.8	$731.4	$2,366.5	$778.9	$3,523.0

Contractual commitments at December 31, 2013 were (in millions):

		Commitment Expires
	Total Commitment	2014	2015 - 2016	2017 - 2018	After 2018
Standby letters of credit	$7.9	$3.2	$3.6	$1.0	$0.1
Guarantees	93.5	69.9	17.8	3.1	2.7
	$101.4	$73.1	$21.4	$4.1	$2.8
On July 31, 2014, our 2032 Notes may be put back to us for cash and we have the right to redeem the 2032 Notes at any time on or after July 31, 2014. At December 31, 2013, the 2032 Notes are potentially convertible into 18.313 shares of our common stock per $1,000 principal amount, subject to normal anti-dilution adjustments. If the put right is exercised, $252.7 million could be due in 2014. At December 31, 2013, we classified our 2032 Notes as long-term in our balance sheet because our Credit Agreement does not expire until October 2016 and it is our intention to fund any repurchase with the Credit Agreement.
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
The unfunded benefit obligation for our defined benefit pension plans and liability for our postemployment arrangements was $217.7 million at December 31, 2013. In 2013, we contributed $5.5 million to our defined benefit pension plans and paid $13.4 million in benefits for our postemployment arrangements. We do not expect these payments to increase significantly in 2014.
The liability for uncertain tax positions is subject to uncertainty as to when or if the liability will be paid. We have assigned the liability to the periods presented based on our judgment as to when these liabilities will be resolved by the appropriate taxing authorities.
In the normal course of business, our agencies enter into contractual commitments with media providers and production companies on behalf of our clients at levels that can substantially exceed the revenue from our services. These commitments are included in accounts payable when the services are delivered by the media providers or production companies. If permitted by local law and the client agreement, many of our agencies purchase media and production services for our clients as an agent for a disclosed principal. In addition, while operating practices vary by country, media type and media vendor, in the United States and certain foreign markets, many of our agencies’ contracts with media and production providers specify that our agencies are not liable to the media and production providers under the theory of sequential liability until and to the extent we have been paid by our client for the media or production services.
Where purchases of media and production services are made by our agencies as a principal or are not subject to the theory of sequential liability, the risk of a material loss as a result of payment default by our clients could increase significantly and such a loss could have a material adverse effect on our results of operations and financial position.
In addition, methods of managing the risk of payment default, including obtaining credit insurance, requiring payment in advance, mitigating the potential loss in the marketplace or negotiating with media providers, may be less available or unavailable during a severe economic downturn.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As a global service business, we operate in multiple foreign currencies and issue debt in the capital markets. In the normal course of business, we are exposed to foreign currency fluctuations and the impact of interest rate changes. We limit these risks through risk management policies and procedures, including the use of derivatives. For foreign currency exposure, derivatives are used as an economic hedge to better manage the cash flow volatility arising from foreign exchange rate fluctuations. For interest rate exposure, derivatives have been used to manage the related cost of debt.
As a result of using derivative instruments, we are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we have a policy of only entering into contracts with carefully selected major financial institutions based on specific minimum credit standards and other factors. We do not use derivative financial instruments for trading or speculative purposes.

We evaluate the effects of changes in foreign currency exchange rates, interest rates and other relevant market risks on our derivative instruments. We periodically determine the potential loss from market risk on our derivative instruments by performing a value-at-risk, or VaR, analysis. VaR is a statistical model that utilizes historical currency exchange and interest rate data to measure the potential impact on future earnings of our derivative financial instruments assuming normal market conditions. The VaR model is not intended to represent actual losses but is used as a risk estimation and management tool. Based on the results of the model, we estimate with 95% confidence a maximum one-day loss in fair value on our derivative financial instruments at December 31, 2013 was not material.
Because we use foreign currency instruments as an economic hedge, any gain or loss in fair value incurred on those instruments is generally offset by decreases or increases in the fair value of the underlying exposures.
Foreign Exchange Risk
Our results of operations are subject to risk from the translation to U.S. Dollars of the revenue and expenses of our foreign operations, which are generally denominated in their local currency. The effects of currency exchange rate fluctuation on the translation of our results of operations are discussed in Note 19 of our consolidated financial statements. For the most part, revenue and expenses of our foreign operations are denominated in the same currency. This minimizes the impact of fluctuations in exchange rates on our results of operations.
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
In certain circumstances, instead of using a multicurrency pool, operations can borrow or invest on an intercompany basis with a treasury center operating in a different currency. To manage the foreign exchange risk associated with these transactions, we use forward foreign exchange contracts. At December 31, 2013, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $207.0 million mitigating the foreign exchange risk of the intercompany borrowing and investment activities.
Also, we use forward foreign exchange contracts to mitigate the foreign currency risk associated with activities when revenue and expenses are not denominated in the same currency. In these instances, amounts are promptly settled or hedged with forward contracts. At December 31, 2013, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $56.2 million mitigating the foreign exchange risk of these activities.
By using these financial instruments, we reduced financial risk of adverse foreign exchange changes by foregoing any gain (reward) which might have occurred if the markets moved favorably.
Interest Rate Risk
From time to time, we have issued debt in the capital markets. In prior years we have used interest rate swaps to manage our overall interest cost. At December 31, 2013, there were no interest rate swaps outstanding.
On July 31, 2014, our 2032 Notes may be put back to us for cash and we have the right to redeem the notes at any time on or after July 31, 2014. If the 2032 Notes are put back to us, our interest expense will change. The extent, if any, of the increase or decrease in interest expense will depend on the portion of the amount repurchased that is refinanced, when we refinance, the type of instrument we use to refinance and the term of the refinancing.
Credit Risk
We provide advertising, marketing and corporate communications services to several thousand clients who operate in nearly every industry sector of the global economy and in the normal course of business, we grant credit to qualified clients. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 2.7% of revenue in 2013 and no other client accounted for more than 2.5% of revenue. However, during periods of economic downturn, the credit profiles of our clients could change.

In the normal course of business, our agencies enter into contractual commitments with media providers and production companies on behalf of our clients at levels that can substantially exceed the revenue from our services. These commitments are included in accounts payable when the services are delivered by the media providers or production companies. If permitted by local law and the client agreement, many of our agencies purchase media and production services for our clients as an agent for a disclosed principal. In addition, while operating practices vary by country, media type and media vendor, in the United States and certain foreign markets, many of our agencies’ contracts with media and production providers specify that our agencies are not liable to the media and production providers under the theory of sequential liability until and to the extent we have been paid by our client for the media or production services.
Where purchases of media and production services are made by our agencies as a principal or are not subject to the theory of sequential liability, the risk of a material loss as a result of payment default by our clients could increase significantly and such a loss could have a material adverse effect on our results of operations and financial position.
In addition, methods of managing the risk of payment default, including obtaining credit insurance, requiring payment in advance, mitigating the potential loss in the marketplace or negotiating with media providers, may be less available or unavailable during a severe economic downturn.
Item 8. Financial Statements and Supplementary Data
The financial statements and supplementary data required by this item are listed in Part IV, Item 15.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2013, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Annual Report on Form 10-K for the year ended December 31, 2013 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision of management and with the participation of our CEO, CFO and our agencies, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2013. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2013, dated February 12, 2014.
Item 9B. Other Information
None.

PART IV
Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description
2*
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

4.4
Second Supplemental Indenture to the 2032 Indenture, dated as of August 12, 2004, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee (Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (“September 30, 2004 10-Q”) and incorporated herein by reference).

4.5
Third Supplemental Indenture to the 2032 Indenture, dated as of November 4, 2004, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, as trustee (Exhibit 4.3 to our September 30, 2004 10-Q and incorporated herein by reference).

__________
* The annexes, schedules and certain exhibits to the Business Combination Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Omnicom hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

4.6
Fourth Supplemental Indenture to the 2032 Indenture, dated as of July 10, 2008, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee (Exhibit 99.2 to our Current Report on Form 8-K (File No. 1-10551) dated July 15, 2008 and incorporated herein by reference).

4.7
Fifth Supplemental Indenture to the 2032 Indenture, dated as of August 8, 2008, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee (Exhibit 99.1 to our Current Report on Form 8-K (File No. 1-10551) dated August 14, 2008 and incorporated herein by reference).

4.8
Sixth Supplemental Indenture to the 2032 Indenture, dated as of July 20, 2012, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated July 20, 2012 ("July 20, 2012 8-K") and incorporated herein by reference).

4.9	Form of Senior Debt Securities Indenture (Exhibit 4.1 to our Registration Statement on Form S-3 (Registration No. 333-132625) dated March 22, 2006 and incorporated herein by reference).

4.10
First Supplemental Indenture to the Form of the Senior Debt Securities Indenture, dated as of March 29, 2006, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, N.A., as trustee, in connection with our issuance of $1.0 billion 5.90% Notes due 2016 (Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-10551) dated March 29, 2006 (“March 29, 2006 8-K”) and incorporated herein by reference).

4.11
Second Supplemental Indenture to the Form of the Senior Debt Securities Indenture, dated as of July 20, 2012, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee, (Exhibit 4.3 to the July 20, 2012 8-K and incorporated herein by reference).

4.12	Form of 5.90% Notes due 2016 (Exhibit 4.3 to the March 29, 2006 8-K and incorporated herein by reference).

4.13
Indenture, dated as of July 1, 2009, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee (“2009 Base Indenture”) (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated July 1, 2009 (“July 1, 2009 8-K”) and incorporated herein by reference).

4.14
First Supplemental Indenture to the 2009 Base Indenture, dated as of July 1, 2009, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee, in connection with our issuance of $500 million 6.25% Senior Notes due 2019 (Exhibit 4.2 to the July 1, 2009 8-K and incorporated herein by reference).

4.15
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

4.16
Third Supplemental Indenture to the 2009 Base Indenture, dated as of April 23, 2012, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee, in connection with our issuance of $750 million 3.625% Senior Notes due 2022 (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated April 23, 2012 and incorporated herein by reference).

4.17
Fourth Supplemental Indenture to the 2009 Base Indenture, dated as of July 20, 2012, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee, (Exhibit 4.4 to July 20, 2012 8-K and incorporated herein by reference).

4.18
Fifth Supplemental Indenture to the 2009 Base Indenture, dated as of August 9, 2012, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee, in connection with our issuance of $500 million 3.625% Senior Notes due 2022 (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated August 9, 2012 ("August 9, 2012 8-K") and incorporated herein by reference).

4.19	Form of 6.25% Notes due 2019 (Exhibit 4.3 to the July 1, 2009 8-K and incorporated herein by reference).

4.20	Form of 4.45% Notes due 2020 (Exhibit 4.2 to the August 5, 2010 8-K and incorporated herein by reference).

4.21	Form of 3.625% Notes due 2022 (Exhibit 4.2 to the August 9, 2012 8-K and incorporated herein by reference).

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

10.5
Standard form of our Executive Salary Continuation Plan Agreement (Exhibit 10.5 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2012 (“2012 10-K”) and incorporated herein by reference).

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

10.9	Omnicom Group Inc. SERCR Plan (Exhibit 10.10 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2011 and incorporated herein by reference).

10.10	Form of Award Agreement under the Omnicom Group Inc. SERCR Plan (Exhibit 10.2 to our Current Report on Form 8-K (File No. 1-10551) dated December 13, 2006 and incorporated herein by reference).

10.11	Omnicom Group Inc. Amended and Restated 2007 Incentive Award Plan (Appendix A to our Proxy Statement (File No. 1-10551) filed on April 15, 2010 and incorporated herein by reference).

10.12	Form of Indemnification Agreement (Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-10551) for the quarter ended June 30, 2007 and incorporated herein by reference).

10.13	Director Compensation and Deferred Stock Program (Exhibit 10.13 to the 2012 10-K and incorporated herein by reference).

10.14	Restricted Stock Unit Deferred Compensation Plan (Exhibit 10.16 to the 2008 10-K and incorporated herein by reference).

10.15	Restricted Stock Deferred Compensation Plan (Exhibit 10.17 to the 2008 10-K and incorporated herein by reference).

10.16	Amendment No. 1 to the Restricted Stock Deferred Compensation Plan (Exhibit 10.18 to the 2008 10-K and incorporated herein by reference).

10.17	Form of Grant Notice and Option Agreement (Exhibit 10.20 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2010 ("2010 10-K") and incorporated herein by reference).

10.18	Form of Grant Notice and Restricted Stock Agreement (Exhibit 10.21 to 2010 10-K and incorporated herein by reference).

10.19	Form of Grant Notice and Restricted Stock Unit Agreement (Exhibit 10.22 to 2010 10-K and incorporated herein by reference).

10.20
Form of Grant Notice and Performance Restricted Stock Unit Agreement (Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-10551) for the quarter ended June 30, 2011 and incorporated herein by reference).

10.21	Omnicom Group Inc. 2013 Incentive Award Plan (Appendix A to our Proxy Statement (File No. 1-10551) filed on April 11, 2013 and incorporated herein by reference).

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

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

OMNICOM GROUP INC.
February 12, 2014	BY:	/s/ RANDALL J. WEISENBURGER
Randall J. Weisenburger Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE CRAWFORD	Chairman and Director	February 12, 2014
Bruce Crawford

/s/ JOHN D. WREN	Chief Executive Officer and President and Director (Principal Executive Officer)	February 12, 2014
John D. Wren

/s/ RANDALL J. WEISENBURGER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2014
Randall J. Weisenburger

/s/ PHILIP J. ANGELASTRO	Senior Vice President Finance and Controller (Principal Accounting Officer)	February 12, 2014
Philip J. Angelastro

/s/ ALAN R. BATKIN	Director	February 12, 2014
Alan R. Batkin

/s/ MARY C. CHOKSI	Director	February 12, 2014
Mary C. Choksi

/s/ ROBERT CHARLES CLARK	Director	February 12, 2014
Robert Charles Clark

/s/ LEONARD S. COLEMAN, JR.	Director	February 12, 2014
Leonard S. Coleman, Jr.

/s/ ERROL M. COOK	Director	February 12, 2014
Errol M. Cook

/s/ SUSAN S. DENISON	Director	February 12, 2014
Susan S. Denison

/s/ MICHAEL A. HENNING	Director	February 12, 2014
Michael A. Henning

/s/ JOHN R. MURPHY	Director	February 12, 2014
John R. Murphy

/s/ JOHN R. PURCELL	Director	February 12, 2014
John R. Purcell

/s/ LINDA JOHNSON RICE	Director	February 12, 2014
Linda Johnson Rice

/s/ GARY L. ROUBOS	Director	February 12, 2014
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

Omnicom management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision of management and with the participation of our Chief Executive Officer, or CEO, Chief Financial Officer, or CFO, and our agencies, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2013.

There have not been any changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected or are reasonably likely to affect our internal control over financial reporting.

KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2013, dated February 12, 2014.

The Board of Directors of Omnicom has an Audit Committee comprised of five non-management directors. The Committee meets periodically with financial management, Internal Audit and the independent auditors to review accounting, control, audit and financial reporting matters.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Omnicom Group Inc.:
We have audited the accompanying consolidated balance sheets of Omnicom Group Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omnicom Group Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule on page S-1, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Omnicom Group Inc. and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 12, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Omnicom Group Inc.:

We have audited Omnicom Group Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Omnicom Group Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omnicom Group Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 12, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 12, 2014

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	December 31,
	2013	2012

ASSETS
Current Assets:
Cash and cash equivalents	$2,710.5	$2,678.3
Short-term investments, at cost	18.2	20.6
Accounts receivable, net of allowance for doubtful accounts of $32.6 and $35.9	6,632.6	6,958.2
Work in process	1,288.0	1,008.4
Other current assets	1,003.0	995.9
Total Current Assets	11,652.3	11,661.4

Property and Equipment at cost, less accumulated depreciation of $1,230.1 and $1,234.8	737.4	723.8
Equity Method Investments	131.8	155.2
Goodwill	8,916.0	8,844.2
Intangible Assets, net of accumulated amortization of $552.3 and $498.0	386.0	456.1
Other Assets	275.2	311.2
TOTAL ASSETS	$22,098.7	$22,151.9

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$8,358.9	$8,296.7
Customer advances	1,242.2	1,231.5
Current portion of debt	0.4	0.4
Short-term borrowings	5.9	6.4
Taxes payable	293.3	264.4
Other current liabilities	2,377.0	2,076.4
Total Current Liabilities	12,277.7	11,875.8

Long-Term Notes Payable	3,780.7	3,789.1
Convertible Debt	252.7	659.4
Long-Term Liabilities	685.1	739.9
Long-Term Deferred Tax Liabilities	832.6	933.0
Commitments and Contingent Liabilities (See Note 17)
Temporary Equity - Redeemable Noncontrolling Interests	202.0	198.4
Equity:
Shareholders’ Equity:
Preferred stock, $1.00 par value, 7.5 million shares authorized, none issued	—	—
Common stock, $0.15 par value, 1.0 billion shares authorized, 397.2 million shares issued, 257.6 million and 262.0 million shares outstanding	59.6	59.6
Additional paid-in capital	817.1	836.6
Retained earnings	8,961.2	8,394.4
Accumulated other comprehensive income (loss)	(191.6)	(129.5)
Treasury stock, at cost, 139.6 million and 135.2 million shares	(6,063.9)	(5,700.3)
Total Shareholders’ Equity	3,582.4	3,460.8
Noncontrolling interests	485.5	495.5
Total Equity	4,067.9	3,956.3
TOTAL LIABILITIES AND EQUITY	$22,098.7	$22,151.9

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Years Ended December 31,
	2013	2012	2011

Revenue	$14,584.5	$14,219.4	$13,872.5
Operating Expenses	12,759.2	12,415.2	12,201.4

Operating Income	1,825.3	1,804.2	1,671.1

Interest Expense	197.2	179.7	158.1
Interest Income	32.8	35.1	36.0

Income Before Income Taxes and Income (Loss) From Equity Method Investments	1,660.9	1,659.6	1,549.0
Income Tax Expense	565.2	527.1	505.8
Income (Loss) From Equity Method Investments	15.9	(15.0)	17.2
Net Income	1,111.6	1,117.5	1,060.4
Net Income Attributed To Noncontrolling Interests	(120.5)	(119.2)	(107.8)
Net Income - Omnicom Group Inc.	$991.1	$998.3	$952.6

Net Income Per Share - Omnicom Group Inc.:
Basic	$3.73	$3.64	$3.38
Diluted	$3.71	$3.61	$3.33

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,

	2013	2012	2011

Net Income	$1,111.6	$1,117.5	$1,060.4
Unrealized gain (loss) on available-for-sale securities, net of income taxes of $0.2 and $0.2 and ($0.4) for 2013, 2012 and 2011, respectively	0.4	0.3	(0.6)
Foreign currency translation adjustment, net of income taxes of ($62.3) and $41.3 and ($41.2) for 2013, 2012 and 2011, respectively	(120.6)	80.3	(79.7)
Defined benefit pension and postemployment plans adjustment, net of income taxes of $14.1 and ($14.5) and ($9.1) for 2013, 2012 and 2011, respectively	21.0	(21.7)	(13.6)
Other Comprehensive Income (Loss)	(99.2)	58.9	(93.9)
Comprehensive Income	1,012.4	1,176.4	966.5
Comprehensive Income Attributed To Noncontrolling Interests	(83.4)	(115.9)	(99.2)
Comprehensive Income - Omnicom Group Inc.	$929.0	$1,060.5	$867.3

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Three Years Ended December 31, 2013
(In millions, except per share amounts)

	Omnicom Group Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value

Balance as of December 31, 2010	397.2	$59.6	$1,271.9	$7,052.5	$(106.4)	$(4,697.1)	$3,580.5	$312.6	$3,893.1
Net Income				952.6			952.6	107.8	1,060.4
Other comprehensive income					(85.3)		(85.3)	(8.6)	(93.9)
Dividends to noncontrolling interests								(101.3)	(101.3)
Acquisition of noncontrolling interests			(32.8)				(32.8)	(22.0)	(54.8)
Increase in noncontrolling interests from business combinations								187.0	187.0
Change in temporary equity			(5.0)				(5.0)		(5.0)
Common stock dividends declared ($1.00 per share)				(281.0)			(281.0)		(281.0)
Share-based compensation			74.5				74.5		74.5
Stock issued, share-based compensation			(265.1)			414.9	149.8		149.8
Treasury stock acquired						(849.0)	(849.0)		(849.0)

Balance as of December 31, 2011	397.2	59.6	1,043.5	7,724.1	(191.7)	(5,131.2)	3,504.3	475.5	3,979.8
Net Income				998.3			998.3	119.2	1,117.5
Other comprehensive income					62.2		62.2	(3.3)	58.9
Dividends to noncontrolling interests								(98.4)	(98.4)
Acquisition of noncontrolling interests			(28.1)				(28.1)	(21.2)	(49.3)
Increase in noncontrolling interests from business combinations								23.7	23.7
Change in temporary equity			4.7				4.7		4.7
Common stock dividends declared ($1.20 per share)				(328.0)			(328.0)		(328.0)
Share-based compensation			80.8				80.8		80.8
Stock issued, share-based compensation			(264.3)			567.4	303.1		303.1
Treasury stock acquired						(1,136.5)	(1,136.5)		(1,136.5)

Balance as of December 31, 2012	397.2	59.6	836.6	8,394.4	(129.5)	(5,700.3)	3,460.8	495.5	3,956.3
Net Income				991.1			991.1	120.5	1,111.6
Other comprehensive income					(62.1)		(62.1)	(37.1)	(99.2)
Dividends to noncontrolling interests								(100.6)	(100.6)
Acquisition of noncontrolling interests			(16.8)				(16.8)	(8.2)	(25.0)
Increase in noncontrolling interests from business combinations								15.4	15.4
Change in temporary equity			(3.6)				(3.6)		(3.6)
Shares issued in connection with conversion of convertible notes			(34.3)			68.8	34.5		34.5
Common stock dividends declared ($1.60 per share)				(424.3)			(424.3)		(424.3)
Share-based compensation			86.3				86.3		86.3
Stock issued, share-based compensation			(51.1)			142.9	91.8		91.8
Treasury stock acquired						(575.3)	(575.3)		(575.3)

Balance as of December 31, 2013	397.2	$59.6	$817.1	$8,961.2	$(191.6)	$(6,063.9)	$3,582.4	$485.5	$4,067.9

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,

	2013	2012	2011

Cash Flows from Operating Activities:
Net income	$1,111.6	$1,117.5	$1,060.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	184.0	181.6	182.3
Amortization of intangible assets	100.8	101.1	91.4
Impairment charge on equity method investment, net	10.7	29.2	—
Remeasurement gain, equity interest in Clemenger Group	—	—	(123.4)
Remeasurement gain, acquisition of controlling interests in affiliates	(1.6)	(2.1)	(15.1)
Share-based compensation	86.3	80.8	74.5
Excess tax benefit from share-based compensation	(37.8)	(85.3)	(30.4)
Other, net	3.7	3.3	46.4
Change in operating capital	351.3	25.2	29.2
Net Cash Provided By Operating Activities	1,809.0	1,451.3	1,315.3

Cash Flows from Investing Activities:
Payments to acquire property and equipment	(212.0)	(226.3)	(185.5)
Payments to acquire businesses and interests in affiliates, net of cash acquired	(32.8)	(132.7)	(403.7)
Proceeds from investments, net	16.6	8.6	14.6
Net Cash Used In Investing Activities	(228.2)	(350.4)	(574.6)

Cash Flows from Financing Activities:
Repayments of short-term debt	(0.4)	(3.3)	(43.1)
Proceeds from borrowings	—	1,273.2	—
Redemption of convertible debt	(406.7)	—	(0.1)
Payments of dividends	(318.4)	(397.8)	(269.1)
Payments for repurchases of common stock	(575.3)	(1,136.5)	(849.0)
Proceeds from stock plans	52.3	219.2	117.5
Payments for acquisition of additional noncontrolling interests	(8.9)	(32.0)	(38.8)
Payments of dividends to noncontrolling interest shareholders	(100.6)	(98.4)	(101.3)
Payments of contingent purchase price obligations	(70.5)	(32.2)	(19.7)
Excess tax benefit from share-based compensation	37.8	85.3	30.4
Other, net	(29.1)	(97.6)	(32.5)
Net Cash Used In Financing Activities	(1,419.8)	(220.1)	(1,205.7)

Effect of foreign exchange rate changes on cash and cash equivalents	(128.8)	16.3	(42.5)

Net Increase (Decrease) in Cash and Cash Equivalents	32.2	897.1	(507.5)
Cash and Cash Equivalents at the Beginning of Year	2,678.3	1,781.2	2,288.7
Cash and Cash Equivalents at the End of Year	$2,710.5	$2,678.3	$1,781.2

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Presentation of Financial Statements

The terms “Omnicom,” “the Company,” “we,” “our” and “us” each refer to Omnicom Group Inc. and our subsidiaries, unless the context indicates otherwise. The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”). All intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenue and expenses that are reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.
2. Pending Business Combination

On July 27, 2013, the Company and Publicis Groupe S.A. (“Publicis”) entered into a Business Combination Agreement (the “Business Combination Agreement”) pursuant to which the Company and Publicis agreed, subject to the terms and conditions of the Business Combination Agreement, to combine their respective businesses (the “Business Combination”). In the Business Combination, Publicis will merge (the “Publicis Merger”) with and into Publicis Omnicom Group N.V., a newly-formed Dutch holding company (“Publicis Omnicom Group” or “HoldCo”), with Publicis Omnicom Group being the surviving entity in the Publicis Merger, and immediately after consummation of the Publicis Merger, a corporation wholly-owned by Publicis Omnicom Group will merge (the “Omnicom Merger” and together with the Publicis Merger, the “Mergers”) with and into the Company, with the Company being the surviving corporation in the Omnicom Merger.

In the Publicis Merger, each issued and outstanding share of Publicis will be exchanged for 1.000000 ordinary share of Publicis Omnicom Group. In addition, prior to completion of the Publicis Merger, Publicis intends to declare and pay a special dividend, in cash, in an amount equal to €1.00 per Publicis share (the “Publicis Transaction Dividend”). In the Omnicom Merger, each share of common stock of the Company will be converted into the right to receive 0.813008 of a Publicis Omnicom Group ordinary share, together with cash in lieu of fractional shares, subject to adjustment to account for certain changes in outstanding shares and certain excluded asset values as set forth in the Business Combination Agreement. Similarly, prior to completion of the Omnicom Merger, the Company intends to declare and pay a special cash dividend of $2.00 per share of the Company’s outstanding common stock (the “Omnicom Transaction Dividend” and, together with the Publicis Transaction Dividend, the “Transaction Dividends”), subject to adjustment to account for certain changes in outstanding shares of the parties and certain excluded asset values, in each case as set forth in the Business Combination Agreement, and, if necessary, to equalize the cumulative amount of regular dividends paid by the Company after July 27, 2013 with the cumulative amount of regular Publicis dividends paid after July 27, 2013. However, dividends of up to $0.80 per share in the aggregate paid to holders of the Company's common stock in respect of record dates after July 27, 2013 and before the Mergers are not included in this equalization. The payment of the Transaction Dividends is also subject to applicable law.

Completion of the transactions contemplated by the Business Combination Agreement (which include the Mergers, the Publicis Transaction Dividend, and the Omnicom Transaction Dividend, collectively, the “Transactions”) will require resolution of all open issues, complexities and challenges and will be subject to the satisfaction or waiver, if legally permitted, of certain conditions including (a) approval and adoption of the Business Combination Agreement and the Omnicom Merger by the holders of two-thirds of the outstanding shares of common stock of the Company, approval of the Cross-Border Merger Terms (as described in the Business Combination Agreement), and the Publicis Merger by the holders of two-thirds of the voting rights attached to the Publicis shares present at a meeting of the Publicis shareholders, and the approval of the Publicis Transaction Dividend by the holders of a majority of the voting rights attached to the Publicis shares present at a meeting of the Publicis shareholders; (b) approval by requisite governmental regulators and authorities, including approvals under applicable competition laws; (c) the listing of the Publicis Omnicom Group ordinary shares on applicable stock exchanges; (d) the absence of any law or order prohibiting the completion of the Transactions; and (e) the absence of a material adverse effect on either the Company or Publicis. Therefore, completion of the Transactions is unlikely to occur before the third quarter of 2014.

The completion of the Transactions contemplated by the Business Combination Agreement will have a material effect on our future results of operations and financial position.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Significant Accounting Policies
Revenue Recognition. We recognize revenue in accordance with FASB Accounting Standards Codification (“FASB ASC”) Topic 605, Revenue Recognition, and applicable SEC Staff Accounting Bulletins. Substantially all of our revenue is derived from fees for services based on a rate per hour or equivalent basis. Revenue is realized when the service is performed in accordance with the client arrangement and upon the completion of the earnings process. Prior to recognizing revenue, persuasive evidence of an arrangement must exist, the sales price must be fixed or determinable, delivery, performance and acceptance must be in accordance with the client arrangement and collection must be reasonably assured. These principles are the foundation of our revenue recognition policy and apply to all client arrangements in each of our service disciplines: advertising, customer relationship management, public relations and specialty communications. Certain of our businesses earn a portion of their revenue as commissions based on performance in accordance with client arrangements. Because the services that we provide across each of our disciplines are similar and delivered to clients in similar ways, all of the key elements of our revenue recognition policy apply to client arrangements in each of our four disciplines. Revenue is recorded net of sales, use and value added taxes.

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

Some of our client arrangements include performance incentive provisions designed to link a portion of our revenue to our performance relative to quantitative and qualitative goals. We recognize performance incentives in revenue when specific quantitative goals are achieved, or when our performance against qualitative goals is determined by our clients.

Operating Expenses. Operating expenses are comprised of salary and service costs and office and general expenses. Salary and service costs consist of employee compensation and related costs and direct service costs. Office and general costs consist of rent and occupancy costs, technology costs, depreciation and amortization and other overhead expenses. Beginning in the second half of 2013 we incurred $41.4 million of expenses in connection with the pending merger with Publicis, which are primarily comprised of professional fees. The merger expenses are shown as a separate component of operating expenses.

Operating expenses for the three years ended December 31, 2013 were (in millions):

	2013	2012	2011

Salary and service costs	$10,724.4	$10,406.8	$10,276.9
Office and general expenses	1,993.4	2,008.4	1,924.5
Merger expenses	41.4	—	—
Operating expenses	$12,759.2	$12,415.2	$12,201.4

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

Available-for-Sale Securities. Investments in publicly traded equity securities are classified as available-for-sale securities. These investments are carried at fair value using quoted market prices and are included in other assets in our balance sheet. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income. The carrying value of the available-for-sale securities was $4.9 million and $3.9 million at December 31, 2013 and 2012, respectively.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Equity Method Investments. Investments in non-public companies in which we own less than a 50% equity interest and where we exercise significant influence over the operating and financial policies of the investee are accounted for using the equity method of accounting. Our proportionate share of the net income (loss) of the equity method investments is included in our results of operations. Dividends received reduce the carrying value of our investment. The excess of the cost of our investment over our proportionate share of the fair value of the net assets of the investee at the acquisition date is recognized as goodwill and included in the carrying amount of the investment. Goodwill in our equity method investments is not amortized. We periodically review these investments to determine if there has been an other-than-temporary decline in carrying value. A variety of factors are considered when determining if a decline in carrying value is other-than-temporary, including, among others, the financial condition and prospects of the investee, as well as our investment intent.

Cost Method Investments. Investments in non-public companies in which we own less than a 20% equity interest and where we do not exercise significant influence over the operating and financial policies of the investee are accounted for using the cost method of accounting. We periodically review these investments to determine if there has been an other-than-temporary decline in fair value below carrying value. A variety of factors are considered when determining if a decline in fair value below carrying value is other-than-temporary, including, among others, the financial condition and prospects of the investee, as well as our investment intent. Cost method investments are carried at cost, which approximates or is less than fair value and are included in other assets in our balance sheet. The carrying value of our cost method investments was $22.2 million and $23.1 million at December 31, 2013 and 2012, respectively.

Goodwill and Intangible Assets. Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired. Goodwill is not amortized, but is periodically tested for impairment. Identifiable intangible assets, which consist primarily of customer relationships, including the related customer contracts and trade names, are amortized over their estimated useful lives ranging from five to ten years. We consider a number of factors in determining the useful lives and amortization method, including the pattern in which the economic benefits are consumed, as well as trade name recognition and customer attrition. No residual value is estimated for the identified intangible assets.
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

We identified our regional reporting units as components of our operating segments, which are our five networks. The regional reporting units of each agency network are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our client-centric strategy for delivering services to clients in their regions. We have concluded that for each of our operating segments, their regional reporting units had similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in FASB ASC Topic 280, Segment Reporting, and the guidance set forth in FASB ASC Topic 350, Intangibles - Goodwill and Other. Consistent with our fundamental business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics. The main economic components of each agency are employee compensation and related costs and direct service costs and office and general costs, which include rent and occupancy costs, technology costs that are generally limited to personal computers, servers and off-the-shelf software and other overhead costs. Finally, the expected benefits of our acquisitions are typically shared across multiple agencies and regions as they work together to integrate the acquired agency into our client service strategy. We use the following valuation methodologies to determine the fair value of our reporting units: (1) the income approach which utilizes discounted expected future cash flows, (2) comparative market participant multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) and (3) when available, consideration of recent and similar acquisition transactions.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on the results of our annual impairment test, we concluded that our goodwill at June 30, 2013 and 2012 was not impaired because the fair value of each of our reporting units were substantially in excess of their respective net book value. Subsequent to our annual impairment test of goodwill at June 30, 2013, there were no events or circumstances that triggered the need for an interim impairment test.

Temporary Equity - Redeemable Noncontrolling Interests. Owners of noncontrolling equity interests in certain of our subsidiaries have the right in certain circumstances to require us to purchase all or a portion of their equity interests at fair value as defined in the applicable agreements. The intent of the parties is to approximate fair value at the time of redemption by using a multiple of earnings that is consistent with generally accepted valuation practices used by market participants in our industry. These contingent redemption rights are embedded in the equity security at issuance, are not free-standing instruments, do not represent a de facto financing and are not under our control.

Treasury Stock. Repurchases of our common stock are accounted for at cost. Reissued treasury shares, primarily in connection with share-based compensation plans, are accounted for at average cost. Gains or losses on reissued treasury shares are accounted for as additional paid-in capital and do not affect our results of operations.

Business Combinations. Business combinations are accounted for using the acquisition method and accordingly, the assets acquired, including identified intangible assets, the liabilities assumed and any noncontrolling interest in the acquired business are recorded at their acquisition date fair values. In circumstances where control is obtained and less than 100% of an entity is acquired, we record 100% of the goodwill acquired. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs are expensed as incurred. Certain of our acquisitions include an initial payment at closing and provide for future additional contingent purchase price payments (earn-outs). Contingent purchase price obligations are recorded as a liability at the acquisition date fair value using the discount rate in affect at the acquisition date. Subsequent changes in the fair value of the liability is recorded in our results of operations. Generally, there is no cap on the amount that can be earned under the contingent purchase price arrangements and payments are not contingent upon future employment. The results of operations of acquired businesses are included in our results of operations from the acquisition date.

Subsidiary and Equity Investment Stock Transactions. Transactions involving the purchase, sale or issuance of stock of a subsidiary where control is maintained are recorded as an increase or decrease in additional paid-in capital. Gains and losses from transactions involving subsidiary stock where control is lost are recorded in results of operations. Gains and losses from transactions involving stock of an equity investment are recorded in results of operations until control is achieved. In circumstances where the purchase of shares of an equity investment results in obtaining control, the existing carrying value of the investment is remeasured to the acquisition date fair value and any gain or loss is recognized in results of operations.

Foreign Currency Translation and Transactions. Substantially all of our foreign subsidiaries use their local currency as their functional currency. Assets and liabilities are translated into U.S. Dollars at the exchange rate on the balance sheet date and revenue and expenses are translated at the average exchange rate for the period. The impact of the translation adjustments is reported as a component of accumulated other comprehensive income. Net foreign currency transaction gains (losses) recorded in results of operations were $2.7 million, $(2.7) million and $3.5 million in 2013, 2012 and 2011, respectively.

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

Salary Continuation Agreements. Arrangements with certain present and former employees provide for continuing payments for periods up to ten years after cessation of full-time employment in consideration for agreement by the employees not to compete with us and to render consulting services during the postemployment period. Such payments which are subject to certain limitations, including our operating performance during the postemployment period, represent the fair value of the services rendered and are expensed in such periods.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Severance. The liability for one-time termination benefits, such as severance pay or benefit payouts, is measured and recognized at fair value in the period the liability was incurred. Subsequent changes to the liability are recognized in results of operations in the period of change.

Defined Benefit Pension Plans and Postemployment Arrangements. The funded status of our defined benefit plans is recorded in our balance sheet. Funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. The benefit obligation for the defined benefit plans is the projected benefit obligation (“PBO”), which represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The fair value of plan assets represents the current market value. Overfunded plans where the fair value of plan assets exceeds the benefit obligation are aggregated and recorded as a prepaid pension asset equal to the excess. Underfunded plans where the benefit obligation exceeds the fair value of plan assets are aggregated and recorded as a liability equal to the excess. The liability for our postemployment arrangements is recorded in our balance sheet. The benefit obligation of our postemployment arrangements is the PBO and these arrangements are not funded. The current portion of the benefit obligation for our defined benefit plans and postemployment arrangements represents the actuarial present value of benefits payable in the next twelve months that exceed the fair value of plan assets. This current obligation is recorded in other current liabilities and the long-term portion is recorded in long-term liabilities in our balance sheet.

Deferred Compensation. Some of our subsidiaries have individual deferred compensation arrangements with certain executives that provide for payments over varying terms upon retirement, cessation of employment or death. The cost of these arrangements is accrued during the employee’s service period.

Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable for the current period and deferred taxes recognized during the period. Deferred income taxes are recognized for the temporary difference between the financial reporting basis and tax basis of our assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed to be in effect when the differences reverse. Deferred tax assets result principally from recording certain expenses in the financial statements which are not currently deductible for tax purposes, such as share-based compensation expense, tax loss and credit carryforwards and differences between the tax basis and book basis of assets and liabilities recorded in connection with acquisitions. Deferred tax liabilities result principally from expenses arising from financial instruments which are currently deductible for tax purposes but have not been expensed in the financial statements, basis differences arising from deductible goodwill and intangible assets and tax rate differentials on unremitted foreign earnings. Valuation allowances are recorded where it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we evaluate factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset.

We have not provided U.S. federal and state income taxes on cumulative earnings of foreign subsidiaries that have been indefinitely reinvested. We have provided U.S. income taxes on earnings of foreign subsidiaries and affiliates that have not been indefinitely reinvested. Interest and penalties related to tax positions taken in our tax returns are recorded in income tax expense.

Net Income Per Common Share. Net income per common share is based on the weighted average number of common shares outstanding during each period. Diluted net income per common share is based on the weighted average number of common shares outstanding, plus, if dilutive, common share equivalents, which include outstanding stock options, restricted stock and shares issuable for the conversion premium on our convertible debt.

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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk. We provide advertising, marketing and corporate communications services to several thousand clients who operate in nearly every industry sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 2.7% of revenue in 2013 and no other client accounted for more than 2.5% of revenue.

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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Net Income per Common Share

The computations of basic and diluted net income per common share for the three years ended December 31, 2013 were (in millions, except per share amounts):

	2013	2012	2011
Net Income Available for Common Shares:
Net income - Omnicom Group Inc.	$991.1	$998.3	$952.6
Net income allocated to participating securities	(25.1)	(22.5)	(10.7)
	$966.0	$975.8	$941.9
Weighted Average Shares:
Basic	258.9	268.3	279.0
Dilutive stock options, restricted shares and shares issuable for the conversion premium of convertible debt	1.5	1.7	4.3
Diluted	260.4	270.0	283.3

Anti-dilutive stock options and restricted shares	0.7	0.3	1.7
Net Income per Common Share - Omnicom Group Inc.:
Basic	$3.73	$3.64	$3.38
Diluted	$3.71	$3.61	$3.33
5. Business Combinations

In 2013, we completed 8 acquisitions of new subsidiaries and made additional investments in companies in which we had an existing minority ownership interest. Goodwill increased $69.9 million in 2013, which included contingent purchase price payments (earn-outs) for acquisitions completed prior to January 1, 2009 of $14.5 million. Approximately $38.1 million of the goodwill recorded in connection with the 2013 acquisitions is expected to be deductible for income tax purposes. We also acquired additional equity in certain of our majority owned subsidiaries. These transactions are accounted for as equity transactions and no additional goodwill was recorded. None of the acquisitions in 2013 were material to our results of operations or financial position.

Our valuation of the acquired businesses is based on a number of factors, including specialized know-how, reputation, geographic coverage, competitive position and service offerings, as well as our experience and judgment. Our acquisition strategy is focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of our various strategic business platforms, including the expansion of their geographic area and/or their service capabilities to better serve our clients. Consistent with our acquisition strategy and past practice, certain of our acquisitions include an initial payment at closing and provide for future additional contingent purchase price payments (earn-outs). We use contingent purchase price structures in an effort to minimize the risk to us associated with potential future negative changes in the performance of the acquired business during the post-acquisition transition period. Contingent purchase price payments for these transactions, as well as certain acquisitions completed in prior years, are derived using the performance of the acquired entity and are based on predetermined formulas. The liability for contingent purchase price obligations was $220.2 million and $266.2 million at December 31, 2013 and 2012, respectively, of which $74.5 million and $83.2 million, respectively, is included in other current liabilities in our balance sheet.

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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Goodwill and Intangible Assets

Goodwill and intangible assets at December 31, 2013 and 2012 were (in millions):

	2013			2012

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Goodwill	$9,502.6	$586.6	$8,916.0	$9,424.3	$580.1	$8,844.2

Intangible assets:
Purchased and internally developed software	$283.2	$217.4	$65.8	$289.6	$222.1	$67.5
Customer related and other	655.1	334.9	320.2	664.5	275.9	388.6
	$938.3	$552.3	$386.0	$954.1	$498.0	$456.1

Changes in goodwill for the years ended December 31, 2013 and 2012 were (in millions):

	2013	2012

Balance January 1	$8,844.2	$8,456.3
Acquisitions	69.9	301.1
Dispositions	(8.5)	(2.7)
Foreign currency translation	10.4	89.5
Balance December 31	$8,916.0	$8,844.2

There were no goodwill impairment losses recorded in 2013 or 2012 and there are no accumulated goodwill impairment losses. Goodwill for acquisitions completed in 2013 and 2012 includes $12.2 million and $25.6 million, respectively, of goodwill attributed to noncontrolling interests in the acquired businesses.
7. Debt
Lines of Credit

We have a $2.5 billion committed line of credit ("Credit Agreement") with a consortium of banks expiring on October 12, 2016. We have the ability to classify borrowings under the Credit Agreement as long-term. The Credit Agreement supports the issuance of up to $1.5 billion of commercial paper issuances and such issuances reduce the amount available under the Credit Agreement. At December 31, 2013 and 2012, there were no outstanding commercial paper issuances or borrowings under the Credit Agreement. We also have uncommitted lines of credit aggregating $1,051.5 million and $878.2 million at December 31, 2013 and 2012, respectively.

Available and unused lines of credit at December 31, 2013 and 2012 were (in millions):

	2013	2012

Credit Agreement	$2,500.0	$2,500.0
Uncommitted lines of credit	1,051.5	878.2
Available and unused lines of credit	$3,551.5	$3,378.2

The Credit Agreement contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA to no more than 3 times for the most recently ended 12-month period (under the Credit Agreement, EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At December 31, 2013 we were in compliance with these covenants, as our Leverage Ratio was 1.9 times and our Interest Coverage Ratio was 10.7 times. The Credit Agreement does not limit our ability to declare or pay dividends.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-Term Borrowings

Short-term borrowings of $5.9 million and $6.4 million at December 31, 2013 and 2012, respectively, represent bank overdrafts and credit lines of our international subsidiaries. The bank overdrafts and credit lines are treated as unsecured loans pursuant to the agreements supporting the facilities. Due to the short-term nature of these instruments, carrying value approximates fair value. At December 31, 2013 and 2012, the weighted average interest rate on these borrowings was 5.6% and 9.5%, respectively.
Debt - General

Omnicom Capital Inc. (“OCI”) our wholly-owned finance subsidiary, together with us, is a co-obligor of all our Senior Notes and our Convertible Notes due July 31, 2032 (“2032 Notes”). The Senior Notes and 2032 Notes are a joint and several liability of us and OCI, and we unconditionally guarantee OCI’s obligations with respect to the Senior Notes and 2032 Notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries and the related interest receivable. There are no restrictions on the ability of OCI or us to obtain funds from our subsidiaries through dividends, loans or advances. Our Senior Notes and 2032 Notes are senior unsecured obligations that rank in equal right of payment with all existing and future unsecured senior indebtedness.
Long-Term Notes Payable

Long-term notes payable at December 31, 2013 and 2012 were (in millions):

	2013	2012

5.90% Senior Notes due April 15, 2016	$1,000.0	$1,000.0
6.25% Senior Notes due July 15, 2019	500.0	500.0
4.45% Senior Notes due August 15, 2020	1,000.0	1,000.0
3.625% Senior Notes due May 1, 2022	1,250.0	1,250.0
Other notes and loans	0.5	0.4
	3,750.5	3,750.4
Unamortized premium (discount) on Senior Notes, net	14.7	16.0
Deferred gain from termination of interest rate swaps on Senior Notes due 2016	15.9	23.1
	3,781.1	3,789.5
Less current portion	0.4	0.4
Long-term notes payable	$3,780.7	$3,789.1

In 2011, we terminated and settled a series of interest rate swaps on our 5.90% Senior Notes due April 15, 2016 (“2016 Notes”). Upon termination of the swaps, we discontinued hedge accounting and recorded a deferred gain of $33.2 million, which is being amortized as a reduction of interest expense through the maturity of the 2016 Notes.

Convertible Debt

Convertible debt at December 31, 2013 and 2012 was (in millions):

	2013	2012

Convertible Notes due July 31, 2032	$252.7	$252.7
Convertible Notes due June 15, 2033	—	0.1
Convertible Notes due July 1, 2038	—	406.6
	252.7	659.4
Less current portion	—	—
Convertible debt	$252.7	$659.4

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 16, 2013, we called our Convertible Notes due June 15, 2033 (“2033 Notes”) and our Convertible Notes due July 1, 2038 (“2038 Notes”) for redemption on June 17, 2013 at a redemption price of 100% of the principal amount. As provided in the indenture governing the 2033 Notes and the 2038 Notes, prior to redemption the noteholders had the right to convert their 2033 Notes and 2038 Notes into shares of our common stock at a conversion rate of 19.4174 shares per $1,000 principal amount at any time prior to June 13, 2013. Substantially all the noteholders exercised their conversion right. We paid $406.1 million in cash representing the principal amount of the 2033 Notes and 2038 Notes that were converted and issued 1,499,792 shares of our common stock to satisfy the conversion premium. In addition, we reclassified $34.5 million, representing the tax effect of the difference between the issue price of the notes and the conversion value from deferred tax liabilities to additional paid-in capital. On June 17, 2013, we paid $0.6 million to redeem the remaining 2033 Notes and 2038 Notes that were not converted.
2032 Notes

In 2002, we issued $900 million of our 2032 Notes, of which $647.3 million have been repurchased and retired. The 2032 Notes are convertible only upon the occurrence of certain events, including: if our common stock trades above certain levels; if we effect extraordinary transactions, which includes the consummation of the Business Combination; if we mail a notice of redemption; or if the credit ratings assigned to the 2032 Notes are downgraded to BBB or lower by Standard & Poor's Rating Service or to Baa3 or lower by Moody’s Investors Service. These events would not result in an adjustment of the number of shares issuable upon conversion. Holders of the 2032 Notes have the right to put the notes back to us for cash on July 31 of each year and we have the right to redeem the notes for cash at any time on or after July 31, 2014. There are no events that accelerate the noteholders’ put rights.

If the 2032 Notes become convertible and the holders of our 2032 Notes exercise their conversion right, the conversion obligation is equal to a conversion value determined on the day of conversion, calculated by multiplying the share price at the close of business on that day by 18.313 shares (subject to any adjustments required by the Indenture governing the 2032 Notes). We satisfy the conversion value by paying the initial principal amount of the note in cash and the balance of the conversion value in cash or shares, at our option. The put obligation can only be satisfied in cash.

The 2032 Notes provided the noteholders with certain rights that we considered to be embedded derivatives. Embedded derivatives could be required to be bifurcated and accounted for separately from the underlying host instrument. The noteholders’ rights considered for bifurcation were: (1) an embedded conversion option to convert the bonds into shares of our common stock, (2) the right to put the 2032 Notes back to us for repurchase (noteholders' put right) and our agreement to not call the 2032 Notes except on certain specific dates (no call right) and (3) the right to collect contingent cash interest from us if certain criteria are met. The embedded derivatives, which were accounted for as described below, had no impact on the carrying value of the 2032 Notes and accordingly, the 2032 Notes are carried at their maturity value.

At issuance, the embedded conversion option qualified for the exception covering convertible debt in FASB ASC Topic 815, Derivatives and Hedging and we are not required to separately account for the embedded conversion option. The embedded conversion option met the criteria and would, if converted, be accounted for in equity as if it was a freestanding derivative. We are not required to separately value and account for the noteholders’ put right and the no call right. These rights were considered to be clearly and closely related to the underlying 2032 Notes and are not contingently exercisable. Additionally, the debt was not issued with a substantial discount or premium. Lastly, the noteholders’ right to collect contingent cash interest is a derivative and is required to be marked to market value each reporting period with changes recorded in interest expense. The value of this right is primarily linked to the price of our common stock and not the debt host contract. Therefore, the right to collect contingent cash interest is not clearly and closely related to the 2032 Notes and is required to be accounted for separately.

If the market price of the 2032 Notes exceeds certain thresholds during any six month period February 1 to July 31 and August 1 to January 31, we may be required to pay contingent cash interest on the 2032 Notes. Our 2032 Notes accrue contingent interest for the periods August 1, 2013 to January 31, 2014 and February 1, 2014 to July 31, 2014. Contingent interest of $2.81 per $1,000 principal amount was paid on October 31, 2013 and is payable on January 31, 2014, April 30, 2014 and July 31, 2014. In the third quarter of 2013, we recorded a charge to interest expense of $2.8 million, representing the fair value of the contingent interest derivative. The contingent interest derivative is marked-to-market through results of operations each period and is included in other current liabilities in our balance sheet.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2004, our then outstanding convertible notes, including the 2032 Notes, were amended to include a provision to satisfy the conversion value by paying the principal amount of the notes in cash and the balance of the conversion option in cash or shares at our option. In prior years, as required by U.S. GAAP, we separately accounted for the liability and equity components of the notes by allocating the proceeds at the date of amendment of the notes between the liability and equity components and recording $47.5 million, $28.5 million after tax, of interest expense related to the equity conversion option over the expected life of the conversion option. The convertible notes, including the 2032 Notes, were issued at par (no discount or premium) and do not bear any interest. As a result, we concluded that absent any non-contractual supplemental interest payment the noteholders have no economic incentive to hold the notes past the contractual put dates. Therefore, the expected life of the conversion option was determined to be the period from amendment of the notes in 2004 to the first respective put date, or 1 year in the case of the 2032 Notes and 1.6 years in the case of the 2038 Notes. The amortization of the value of the conversion option was recorded as interest expense in those years.

From time to time, we have made non-contractual supplemental interest payments to holders of our Convertible Notes. Supplemental interest payments were amortized to interest expense ratably over the period to the next put date. No supplemental interest payments were paid during the three year period ended December 31, 2013.
Interest Expense
The components of interest expense for the three years ended December 31, 2013 were (in millions):

	2013	2012	2011

Long-term notes payable	$174.7	$156.2	$125.8
Amortization of supplemental interest payments	5.9	6.7	10.0
Commercial paper	1.7	1.3	2.5
Fees	6.5	6.2	7.1
Other	8.4	9.3	12.7
	$197.2	$179.7	$158.1
Maturities

The stated maturities of our long-term notes payable and convertible debt at December 31, 2013 are (in millions):

2014	$0.4
2015	—
2016	1,000.1
2017	—
2018	—
Thereafter	3,002.7
$4,003.2
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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue and long-lived assets and goodwill by geographic region as of and for the three years ended December 31, 2013 were (in millions):

	Americas	EMEA	Asia Pacific
2013
Revenue	$8,597.1	$4,407.4	$1,580.0
Long-lived assets and goodwill	6,082.6	2,984.6	586.2
2012
Revenue	$8,375.8	$4,285.0	$1,558.6
Long-lived assets and goodwill	6,066.3	2,875.2	626.5
2011
Revenue	$8,018.1	$4,491.0	$1,363.4
Long-lived assets and goodwill	5,960.0	2,614.4	564.8

The Americas is composed of North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes Mexico. EMEA is composed of various Euro currency countries, the United Kingdom, other European countries that have not adopted the European Union Monetary standard, the Middle East and Africa. Asia Pacific is composed of Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries.
9. Equity Method Investments

Income (loss) from our equity method investments was $15.9 million, $(15.0) million and $17.2 million for 2013, 2012 and 2011, respectively and our proportionate share in their net assets was $48.4 million and $69.1 million, at December 31, 2013 and 2012, respectively. Our equity method investments are not material to our results of operations or financial position and therefore, summarized financial information is not required to be presented.

In 2013 and 2012 we recorded a net impairment charge of $10.7 million and $29.2 million, respectively, to reduce the carrying value of our equity investment in Egypt to fair value. The civil unrest in Egypt, which has continued in 2013 even after democratic elections in 2012, affected the financial condition and prospects of our equity investment and we determined that an other-than-temporary impairment had occurred. Accordingly, we recorded an impairment charge in 2013 to reflect the reduction in value to our equity investment and record it at fair value at December 31, 2013. The measurement of fair value was based on significant unobservable estimates and assumptions (Level 3 inputs), including expected discounted cash flows. The estimates and assumptions included a weighted average cost of capital of 27% and 22% in 2013 and 2012, respectively, and an expected long-term growth rate of 5% for both years. The impairment charges are included in income (loss) from equity method investments in our income statement.

Effective February 1, 2011, we acquired a controlling interest in the Clemenger Group, our affiliate in Australia and New Zealand, increasing our equity ownership to 73.7% from 46.7%. In connection with this transaction we recorded a remeasurement gain of $123.4 million in 2011. Additionally, in 2011, we acquired a controlling interest in affiliates in India and Turkey increasing our equity ownership to 100% and 76%, respectively. In connection with these transactions, we recorded a remeasurement gain of $15.1 million.

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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Share-Based Compensation Plans
Share-based incentive awards are provided to employees under our 2013 Incentive Award Plan (“2013 Plan”). The 2013 Plan, which was approved by the shareholders on May 21, 2013, is administered by the Compensation Committee of the Board of Directors ("Compensation Committee"). Awards under the 2013 Plan include stock options, restricted stock and other stock awards. The maximum number of shares of common stock that can be granted under the 2013 Plan is 33,040,000 shares, (i) less any stock options granted between January 1, 2013 and May 21, 2013 under the 2007 Incentive Award Plan (“2007 Plan”) on a one-for-one basis and all other awards granted between January 1, 2013 and May 21, 2013 under the 2007 Plan on a 3.5 share to one basis and (ii) plus any shares awarded under the 2013 Plan, 2007 Plan and any prior plan that were forfeited or expired. Stock option awards reduce the number of shares available for grant on a one-for-one basis. All other awards reduce the number of shares available for grant by 3.5 shares for every one share of common stock awarded. The terms of each award and the exercise date are determined by the Compensation Committee. The 2013 Plan does not permit the holder of an award to elect cash settlement under any circumstances. At December 31, 2013, there were 32,762,420 shares available for grant under the 2013 Plan. If all shares available for grant were for awards other than stock options, shares available for grant would be 9,360,691.
Share-based compensation expense was $86.3 million, $80.8 million and $74.5 million in 2013, 2012 and 2011, respectively. At December 31, 2013, unamortized share-based compensation that will be expensed over the next five years is $257.2 million. We record a deferred tax asset for share-based compensation expense recognized for financial reporting that has not been deducted on our income tax return. If the actual tax deduction exceeds the deferred tax asset, the difference is recorded in additional paid-in capital (“APIC Pool”). If the actual tax deduction is less than the deferred tax asset and no APIC Pool exists, the difference is recorded in results of operations. To the extent that future tax deductions for share-based compensation are less than the deferred tax assets resulting from recording book share-based compensation expense, we expect to have a sufficient pool of excess tax benefits within the APIC Pool available to offset any potential future shortfalls.
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
Stock option activity for the three years ended December 31, 2013 was:

	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Balance January 1	5,590,880	$25.72	18,301,409	$26.22	24,513,590	$26.64
Options granted	60,000	$70.68	60,000	$49.65	90,000	$45.05
Options exercised	(3,021,200)	$26.01	(12,673,529)	$26.47	(6,034,181)	$28.17
Options (forfeited) reinstated	14,000	$23.40	(97,000)	$35.98	(268,000)	$27.15
Balance December 31	2,643,680	$26.39	5,590,880	$25.72	18,301,409	$26.22

Exercisable December 31	2,505,680	$24.67	5,333,880	$24.89	9,672,909	$27.85
Options outstanding and exercisable at December 31, 2013 were:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$23.40	to	$29.99	2,337,680	5.2 years	$23.60	2,337,680	$23.60
$30.00	to	$44.99	163,000	6.7 years	$38.78	139,000	$37.97
$45.00	to	$59.99	83,000	8.2 years	$48.64	29,000	$47.37
$60.00	to	$70.68	60,000	9.9 years	$70.68	—	—
			2,643,680			2,505,680

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each grant was determined on the grant date using the Black-Scholes option valuation model. The Black-Scholes assumptions (without adjusting for the risk of forfeiture and lack of liquidity) and the weighted average fair value per share for options granted were:

	2013	2012	2011

Expected option lives	5 years	5 years	5 years
Risk free interest rate	1.4%	0.8%	0.9%	-	1.8%
Expected volatility	26.0%	29.5%	27.2%	-	29.2%
Dividend yield	2.0%	3.1%	2.3%	-	2.8%
Weighted average fair value per option granted	$14.50	$10.42	$9.57
Restricted Stock

Restricted stock activity for the three years ended December 31, 2013 was:

	2013	2012	2011

Balance January 1	7,241,490	6,038,978	3,026,086
Shares granted	706,900	2,515,127	4,274,807
Shares vested	(1,490,786)	(981,737)	(1,096,441)
Shares forfeited	(366,907)	(330,878)	(165,474)
Balance December 31	6,090,697	7,241,490	6,038,978

Weighted average grant date fair value of shares granted in the period	$60.98	$49.55	$44.51

Weighted average grant date fair value at December 31	$47.47	$45.34	$43.32

Restricted shares typically vest 20% per year, provided the employee remains employed by us and are fully vested five years from the grant date. Restricted shares may not be sold, transferred, pledged or otherwise encumbered until the forfeiture restrictions lapse. Under most circumstances, the employee forfeits the shares if employment ceases prior to the end of the restriction period.
Performance Restricted Stock Units
The Compensation Committee granted certain employees 413,909 performance restricted stock units (“PRSUs”) in 2011 (“2011 PRSUs”), 166,426 PRSUs in 2012 (“2012 PRSUs”) and 183,998 PRSUs in 2013 (“2013 PRSUs”). Each PRSU represents the right to receive one share of common stock on vesting. The ultimate number of PRSUs received by the employee depends on the Company's average return on equity over a three year period compared to the average return on equity of a peer group of four principal competitors over the same period. The 2011 PRSUs vest over five years and the 2012 and 2013 PRSUs vest over three years. One half of the 2011 PRSUs have a service only vesting condition and compensation expense is recognized on a straight-line basis over the service period. The other half of the 2011 PRSUs and all the 2012 and 2013 PRSUs have a service and performance vesting condition and compensation expense is recognized on a graded-vesting basis. Over the performance period, the recognition of compensation expense is adjusted upward or downward based on our estimate of the probability of achievement of the performance target for the portion of the awards subject to the performance vesting condition.

In 2013 and 2012, 41,391 shares and 41,387 shares, respectively, of the 2011 PRSUs subject to the service only vesting condition vested and were distributed to the employees. We assume that substantially all the PRSUs subject to the service and performance condition will vest.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRSU activity of the three years ended December 31, 2013 was:

	2013		2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance January 1	538,948	$48.74	413,909	$48.56	—	—
Granted	183,998	57.77	166,426	49.13	413,909	$48.56
Distributed	(41,391)	48.56	(41,387)	48.56	—	—
Forfeited	—	—	—	—	—	—
Balance December 31	681,555	$51.19	538,948	$48.74	413,909	$48.56
ESPP

We have an employee stock purchase plan (“ESPP”) that enables employees to purchase our common stock through payroll deductions over each plan quarter at 95% of the market price on the last trading day of the plan quarter. Purchases are limited to 10% of eligible compensation as defined by the Employee Retirement Income Security Act of 1974 (“ERISA”). Employees purchased 175,002 shares, 189,307 shares and 161,929 shares in 2013, 2012 and 2011, respectively, all of which were treasury shares, for which $9.9 million, $8.6 million and $7.0 million, respectively, was paid to us. At December 31, 2013, 9,191,376 shares are available for the ESPP.
11. Income Taxes

We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Our subsidiaries file tax returns in various foreign jurisdictions. Our principal foreign jurisdictions include the United Kingdom, France and Germany. The Internal Revenue Service has completed its examination of our federal tax returns through 2010. In addition, our subsidiaries’ tax returns in the United Kingdom, France and Germany have been examined through 2011, 2008 and 2008, respectively.

Income before income taxes for the three years ended December 31, 2013 was (in millions):

	2013	2012	2011

Domestic	$629.4	$683.5	$581.0
International	1,031.5	976.1	968.0
	$1,660.9	$1,659.6	$1,549.0

Income tax expense (benefit) for the three years ended December 31, 2013 was (in millions):

	2013	2012	2011
Current:
Federal	$246.3	$163.3	$158.6
State and local	30.6	40.1	14.4
International	336.5	298.3	239.5
	613.4	501.7	412.5
Deferred:
Federal	0.3	41.7	83.6
State and local	(3.6)	4.7	4.9
International	(44.9)	(21.0)	4.8
	(48.2)	25.4	93.3

	$565.2	$527.1	$505.8

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation from the statutory U.S. federal income tax rate to our effective tax rate is:

	2013	2012	2011

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	1.0	1.7	0.8
Reduction of tax on unremitted foreign earnings due to legal reorganization	—	(1.3)	—
Remeasurement gain Clemenger Group, tax rate differential	—	—	(2.6)
International tax rate differentials	(3.0)	(3.3)	(1.4)
Other	1.0	(0.3)	0.9
Effective tax rate	34.0%	31.8%	32.7%

Our effective tax rate increased to 34.0% in 2013 from 31.8% in 2012. Excluding the income tax effect of the merger expenses of $6.5 million, which reflects the estimated impact of the non-deductibility of a significant portion of the merger expenses, our effective tax rate for 2013 was 33.6%, which is consistent with our expected effective tax rate for 2013 and reflects the full year effect of the reduction in income tax expense resulting from the implementation of the legal reorganization in the Asia Pacific region, which occurred in 2012.

In 2012, income tax expense was reduced by $53 million, primarily resulting from a reduction in the deferred tax liabilities for unremitted foreign earnings of certain of our operating companies located in the Asia Pacific region, as well as lower statutory tax rates in other foreign jurisdictions. In an effort to support our continued expansion and pursue operational efficiencies in the Asia Pacific region, we completed a legal reorganization in certain countries within the region.  As a result of the reorganization, our unremitted foreign earnings in the affected countries are subject to lower effective tax rates as compared to the U.S. statutory tax rate. Therefore we recorded a reduction in our deferred tax liabilities to reflect the lower tax rate that these earnings are subject to. The reduction in income tax expense was partially offset by a charge of approximately $16 million resulting from U.S. state and local tax accruals recorded for uncertain tax positions, net of U.S. federal income tax benefit.

Income tax expense for 2011 reflects a $39.5 million tax benefit related to charges incurred in connection with repositioning actions taken in 2011, a provision of $2.8 million related to the remeasurement gain from the acquisition of the controlling interest in Clemenger Group and a provision of $9.0 million for agreed upon adjustments to income tax returns that were under examination in 2011. The tax benefit on the repositioning actions was calculated based on the jurisdictions where the charges were incurred and reflects the likelihood that we will be unable to obtain a tax benefit for all charges incurred. The remeasurement gain resulting from the acquisition of the controlling interest in Clemenger Group created a difference between the book basis and tax basis of our investment. Because this basis difference is not expected to reverse, no deferred taxes were provided and the tax provision recorded represents the incremental U.S. tax on acquired historical unremitted earnings. The $9.0 million charge resulted from adjustments to U.S. income tax returns for calendar years 2005, 2006 and 2007 that were agreed upon and recorded in 2011.

Included in income tax expense was $1.6 million, $2.5 million and $2.8 million in 2013, 2012 and 2011, respectively, of interest, net of tax benefit, and penalties related to tax positions taken on our tax returns. At December 31, 2013 and 2012, the accrued interest and penalties were $11.5 million and $18.8 million, respectively.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of deferred tax assets and liabilities at December 31, 2013 and 2012 were (in millions):

	2013	2012
Deferred tax assets:
Compensation and severance	$269.8	$283.0
Tax loss and credit carryforwards	149.1	176.1
Basis differences from acquisitions	28.7	20.7
Basis differences from short-term assets and liabilities	28.2	31.8
Other	53.2	44.2
Deferred tax assets	529.0	555.8
Valuation allowance	(56.8)	(47.8)
Net deferred tax assets	$472.2	$508.0

Deferred tax liabilities:
Goodwill and intangible assets	$673.3	$635.2
Financial instruments	421.8	508.7
Unremitted foreign earnings	114.5	124.7
Basis differences from investments	(5.7)	12.2
Deferred tax liabilities	$1,203.9	$1,280.8

Net deferred tax assets (liabilities)	$(731.7)	$(772.8)

Substantially all the deferred tax liability for financial instruments at December 31, 2013 and 2012, relates to our Convertible Debt.

Our net deferred tax assets and liabilities at December 31, 2013 and 2012, were classified as follows (in millions):

	2013	2012

Other current assets - Deferred taxes	$100.9	$160.2
Long-term deferred tax liabilities	(832.6)	(933.0)
	$(731.7)	$(772.8)

The American Recovery and Reinvestment Act of 2009 (“ARRA”) provided an election where qualifying cancellation of indebtedness income for debt reacquired in 2009 and 2010 can be deferred and included in taxable income ratably over the five taxable years beginning in 2014 and ending in 2018. In 2009 and 2010, we reacquired and retired $1,382.0 million of our Convertible Debt resulting in a tax liability of approximately $329 million that is included in the deferred tax liability for financial instruments. Under the ARRA, we expect to pay this liability during the deferral period beginning in 2014 and continuing through 2018. At December 31, 2013, we reclassified $66 million, which represents the payment due in 2014, from long-term deferred tax liabilities to current deferred tax liabilities.

In connection with the conversion of our 2033 Notes and 2038 Notes, we reclassified $52.7 million, representing the excess of the accreted value of the notes for income tax purposes over the conversion value, from deferred tax liabilities to current taxes payable. In addition, we reclassified $34.5 million, representing the tax effect of the difference between the issue price of the notes and the conversion value from deferred tax liabilities to additional paid-in capital. As of December 31, 2013, the tax liability from the conversion of the notes has been paid.

We have concluded that it is more likely than not that we will be able to realize our net deferred tax assets in future periods because results of future operations are expected to generate sufficient taxable income. The valuation allowance of $56.8 million and $47.8 million at December 31, 2013 and 2012, respectively, relates to tax loss and credit carryforwards in the United States and international jurisdictions. Our tax loss and credit carryforwards for which there is no valuation allowance are available to us for periods ranging from 2019 to 2034, which is longer than the forecasted utilization of such carryforwards.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have not provided for U.S. federal income and foreign withholding taxes on approximately $1.5 billion of cumulative undistributed earnings of certain foreign subsidiaries. We intend to indefinitely reinvest these undistributed earnings in our international operations. Accordingly, we currently have no plans to repatriate these funds. As such, we do not know the time or manner in which we would repatriate these funds. Because the time or manner of repatriation is uncertain, we cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings and therefore cannot quantify the tax liability. We have provided $114.5 million of U.S. taxes, which are included in deferred tax liabilities, on cumulative undistributed earnings of certain foreign subsidiaries of approximately $2.1 billion that are not indefinitely reinvested. Changes in international tax rules or changes in U.S. tax rules and regulations covering international operations and foreign tax credits may affect our future reported financial results or the way we conduct our business.

A reconciliation of our unrecognized tax benefits at December 31, 2013 and 2012 is (in millions):

	2013	2012

Balance January 1	$188.6	$157.8
Additions:
Current year tax positions	5.1	17.1
Prior year tax positions	0.4	27.3
Reduction of prior year tax positions	(31.4)	(7.9)
Settlements	(24.6)	(0.2)
Lapse of statute of limitations	(0.2)	(6.0)
Foreign currency translation	(0.1)	0.5
Balance December 31	$137.8	$188.6

The majority of the liability for uncertain tax positions is included in long-term liabilities in our balance sheet. Approximately $58.7 million and $69.7 million of the liability for uncertain tax positions at December 31, 2013 and 2012, respectively, would affect our effective tax rate upon resolution of the uncertain tax positions.
12. Pension and Other Postemployment Benefits

Defined Contribution Plans

Our domestic and international subsidiaries provide retirement benefits for their employees primarily through defined contribution profit sharing and savings plans. Contributions to these plans vary by subsidiary and have generally been in amounts up to the maximum percentage of total eligible compensation of participating employees that is deductible for income tax purposes. Contribution expense was $109.3 million, $113.5 million and $102.1 million in 2013, 2012 and 2011, respectively.

Defined Benefit Pension Plans
Certain of our subsidiaries sponsor noncontributory defined benefit pension plans. Two of our U.S. businesses and several of our non-U.S. businesses sponsor pension plans. These plans provide benefits to employees based on formulas recognizing length of service and earnings. The U.S. plans cover approximately 1,200 participants, are closed to new participants and do not accrue future benefit credits. The non-U.S. plans, which include plans required by local law, cover approximately 6,900 participants and are not covered by ERISA.

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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost for the three years ended December 31, 2013 were (in millions):

	2013	2012	2011

Service cost	$4.6	$6.6	$5.8
Interest cost	7.3	7.6	6.5
Expected return on plan assets	(3.7)	(3.5)	(3.5)
Amortization of prior service cost	3.6	3.1	3.1
Amortization of actuarial (gains) losses	3.5	1.0	0.3
	$15.3	$14.8	$12.2

Included in accumulated other comprehensive income at December 31, 2013 and 2012 were unrecognized actuarial gains and losses and unrecognized prior service cost of $68.6 million, $42.3 million net of tax, and $90.3 million, $55.5 million net of tax, respectively, that have not yet been recognized in net periodic benefit cost. The unrecognized actuarial gains and losses and unrecognized prior service cost included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost in 2014 is $6.6 million.

The weighted average assumptions used to determine net periodic benefit cost for the three years ended December 31, 2013 were:

	2013	2012	2011

Discount rate	3.9%	4.6%	5.1%
Compensation increases	1.6%	1.8%	1.6%
Expected return on plan assets	5.3%	6.0%	6.2%

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

Our funding policy is to contribute amounts sufficient to meet minimum funding requirements in accordance with the applicable employee benefit and tax laws that the plans are subject to, plus such additional amounts as we may determine to be appropriate. We contributed $5.5 million, $9.1 million, $7.8 million to our defined benefit pension plans in 2013, 2012 and 2011, respectively. We do not expect our 2014 contributions to differ materially from our 2013 contributions.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2013 and 2012, the benefit obligation, fair value of plan assets and the funded status of our defined benefit pension plans were (in millions):

	2013	2012
Benefit Obligation
Benefit obligation January 1	$188.4	$146.3
Service cost	4.6	6.6
Interest cost	7.3	7.6
Amendments, curtailments and settlements	7.6	—
Actuarial (gains) losses	(18.0)	30.5
Benefits paid	(5.1)	(4.7)
Foreign currency translation and other	0.9	2.1
Benefit obligation December 31	$185.7	$188.4
Fair Value of Plan Assets
Fair value of assets January 1	$62.7	$50.5
Actual return on plan assets	8.1	6.5
Employer contributions	5.5	9.1
Benefits paid	(5.1)	(4.7)
Foreign currency translation and other	1.0	1.3
Fair value of plan assets December 31	$72.2	$62.7

Funded Status December 31	$(113.5)	$(125.7)

At December 31, 2013 and 2012 the funded status was classified as follows (in millions):

	2013	2012

Other assets	$5.6	$3.5
Other current liabilities	(1.1)	(1.4)
Long-term liabilities	(118.0)	(127.8)
	$(113.5)	$(125.7)

The accumulated benefit obligation for our defined benefit pension plans at December 31, 2013 and 2012, was $173.0 million and $176.5 million, respectively.

At December 31, 2013 and 2012, plans with benefit obligations in excess of plan assets were (in millions):

	2013	2012

Benefit obligation	$143.1	$168.8
Plan assets	24.0	39.6
	$119.1	$129.2

The weighted average assumptions used to determine the benefit obligation at December 31, 2013 and 2012, were:

	2013	2012

Discount rate	4.4%	3.7%
Compensation increases	1.6%	1.7%

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2013, the estimated benefits expected to be paid over the next 10 years are (in millions):

2014	$4.6
2015	6.6
2016	6.5
2017	6.6
2018	7.7
2019 - 2023	61.9

The fair value of plan assets at December 31, 2013 and 2012 was (in millions):

	Level 1	Level 2	Level 3	Total
2013
Cash	$2.1			$2.1
Mutual funds	42.5			42.5
Unit trusts	23.3			23.3
Insurance contracts			$3.4	3.4
Other		$0.9		0.9
	$67.9	$0.9	$3.4	$72.2

2012
Cash	$2.3			$2.3
Mutual funds	36.8			36.8
Unit trusts	20.6			20.6
Insurance contracts			$2.9	2.9
Other		$0.1		0.1
	$59.7	$0.1	$2.9	$62.7

Mutual funds and unit trusts are publicly traded and are valued using quoted market prices. The mutual funds and unit trusts include investments in equity and fixed income securities. Insurance contracts primarily consist of guaranteed investment contracts. Other investments primarily consist of commingled short-term investment funds.

Changes in the fair value of plan assets measured using Level 3 inputs at December 31, 2013 and 2012, were (in millions):

	2013	2012

Balance January 1	$2.9	$1.7
Actual return on assets	0.1	0.1
Purchases, sales and settlements, net	0.4	1.1
Balance December 31	$3.4	$2.9

The weighted average asset allocations at December 31, 2013 and 2012 were:

	2013		2012
	Target Allocation	Actual Allocation	Actual Allocation

Cash	2%	3%	3%
Mutual funds	57%	59%	59%
Unit trusts	34%	32%	33%
Insurance contracts	5%	5%	5%
Other	2%	1%	—%
	100%	100%	100%

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risk tolerance for these plans is established through consideration of plan liabilities, funded status and evaluation of the overall investment environment. The investment portfolios contain a diversified blend of equity and fixed-income investments. Equity investments are diversified across geography and market capitalization through investment in large and medium capitalization U.S. and international equities and U.S. and international debt securities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, and periodic asset/liability studies and investment portfolio reviews.
Postemployment Arrangements

We have executive retirement agreements under which benefits will be paid to participants or to their beneficiaries over periods up to ten years beginning after cessation of full-time employment. Our postemployment arrangements are unfunded and benefits are paid when due.

The components of net periodic benefit cost for the three years ended December 31, 2013 were (in millions):

	2013	2012	2011

Service cost	$4.1	$4.1	$3.9
Interest cost	4.3	4.7	4.7
Amortization of prior service cost	1.9	0.7	0.6
Amortization of actuarial (gains) losses	1.5	2.0	2.1
	$11.8	$11.5	$11.3

Included in accumulated other comprehensive income at December 31, 2013 and 2012 were unrecognized actuarial gains and losses and unrecognized prior service cost of $44.2 million, $26.5 million net of income taxes, and $57.2 million, $34.3 million net of income taxes, respectively, that have not yet been recognized in the net periodic benefit cost. The unrecognized actuarial gains and losses and unrecognized prior service cost included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost in 2014 is $3.0 million.

The weighted average assumptions used to determine net periodic benefit cost for the three years ended December 31, 2013 were:

	2013	2012	2011

Discount rate	4.1%	4.9%	5.0%
Compensation increases	3.5%	3.5%	3.5%

Experience gains and losses and effects of changes in actuarial assumptions are amortized over a period no longer than the expected average future service of active employees.

At December 31, 2013 and 2012, the benefit obligation was (in millions):

	2013	2012

Benefit obligation January 1	$118.7	$105.2
Service cost	4.1	4.1
Interest cost	4.3	4.7
Plan Amendments	2.8	—
Actuarial (gains) losses	(12.3)	15.0
Benefits paid	(13.4)	(10.3)
Benefit obligation December 31	$104.2	$118.7

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2013 and 2012, the liability was classified as follows (in millions):

	2013	2012

Other current liabilities	$9.3	$9.9
Long-term liabilities	94.9	108.8

	$104.2	$118.7

The weighted average assumptions used to determine the benefit obligation at December 31, 2013 and 2012, were:

	2013	2012

Discount rate	4.7%	3.7%
Compensation increases	3.5%	3.5%

At December 31, 2013, the estimated benefits expected to be paid over the next 10 years are (in millions):

2014	$9.3
2015	9.0
2016	9.0
2017	7.3
2018	6.8
2019 - 2023	25.6
13. Supplemental Cash Flow Data

The change in operating capital for the three years ended December 31, 2013 was (in millions):

	2013	2012	2011

(Increase) decrease in accounts receivable	$244.8	$(218.7)	$(471.4)
(Increase) decrease in work in process and other current assets	(354.5)	4.8	(53.2)
Increase (decrease) in accounts payable	143.5	127.8	262.7
Increase (decrease) in customer advances and other current liabilities	252.6	(151.8)	(4.5)
Change in other assets and liabilities, net	64.9	263.1	295.6
	$351.3	$25.2	$29.2

Income taxes paid	$472.4	$321.1	$365.4

Interest paid	$192.8	$165.5	$153.9

In connection with the conversion of our 2033 Notes and our 2038 Notes in May 2013, we issued 1,499,792 shares of our common stock to satisfy the conversion premium. Based on the closing prices of our common stock on the settlement dates, these issuances resulted in a non-cash pre-tax financing activity of $95.4 million, excluding the cash tax benefit of $34.5 million.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Noncontrolling Interests

Changes in our ownership interests in our less than 100% owned subsidiaries during the three years ended December 31, 2013, were (in millions):

	2013	2012	2011

Net income attributed to Omnicom Group Inc.	$991.1	$998.3	$952.6
Transfers (to) from noncontrolling interests:
Increase in additional paid-in capital from sale of shares in noncontrolling interests	5.2	2.6	4.8
Decrease in additional paid-in capital from purchase of shares in noncontrolling interests	(22.0)	(30.7)	(37.6)
Net transfers (to) from noncontrolling interests	(16.8)	(28.1)	(32.8)
Changes in net income attributed to Omnicom Group Inc. and transfers (to) from noncontrolling interests	$974.3	$970.2	$919.8
15. Leases
We lease substantially all our office space under operating leases and certain equipment under operating and capital leases that expire at various dates. Office leases may provide for additional renewal periods at our option. In circumstances where the exercise of the renewal option is reasonably assured at the inception of the lease, the renewal period is included in the determination of the lease term. Additionally, office leases may include scheduled rent increases and concessions, such as rent abatements and landlord incentives and tenant improvement allowances. Scheduled rent increases are recognized on a straight-line basis over the lease term. Concessions are recorded as deferred rent and are amortized to rent expense on a straight-line basis over the lease term. Certain office leases require payment of real estate taxes and other occupancy costs. These costs are not included in rent expense. Leasehold improvements made at inception or during the lease term are amortized over the shorter of the asset life or the lease term, which may include renewal periods where the renewal is reasonably assured.
Rent expense for the three years ended December 31, 2013, was (in millions):

	2013	2012	2011
Office base rent	$379.9	$390.5	$381.6
Less third party sublease rent	10.6	10.4	12.8
Net office rent	369.3	380.1	368.8
Equipment rent	33.1	36.3	42.7
	$402.4	$416.4	$411.5
Future minimum lease payments under non-cancelable operating and capital leases, reduced by third party sublease rent receivable from existing non-cancelable subleases, are (in millions):

	Operating Leases			Capital Leases
	Gross Rent	Less Sublease Rent	Net Rent	Minimum Lease Payments
2014	$380.4	$8.6	$371.8	$22.8
2015	268.7	4.0	264.7	15.7
2016	195.3	1.6	193.7	8.6
2017	139.1	1.5	137.6	4.6
2018	111.2	0.4	110.8	3.3
Thereafter	302.9	—	302.9	2.4
	$1,397.6	$16.1	$1,381.5

Total minimum lease payments				57.4
Less interest component				2.0
Present value of minimum lease payments				$55.4

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property under capital lease and capital lease obligations as of December 31, 2013 and 2012 were (in millions):

	2013	2012
Property under capital lease:
Cost	$134.0	$126.3
Accumulated depreciation	(80.5)	(71.3)
	$53.5	$55.0

Capital lease obligations:
Current	$22.2	$23.4
Long-term	33.2	33.9
	$55.4	$57.3
Depreciation expense for property under capital lease was $26.4 million, $25.9 million and $25.0 million in 2013, 2012 and 2011, respectively.
16. Temporary Equity - Redeemable Noncontrolling Interests
Owners of noncontrolling equity interests in some of our subsidiaries have the right in certain circumstances to require us to purchase all or a portion of their equity interests at fair value as defined in the applicable agreements. Assuming that the subsidiaries perform over the relevant periods at their current profit levels, at December 31, 2013, the aggregate estimated maximum amount we could be required to pay in future periods is $202.0 million, of which $110.1 million is currently exercisable by the holders. If these rights are exercised, there would be an increase in the net income attributable to Omnicom as a result of our increased ownership interest and the reduction of net income attributable to noncontrolling interests. The ultimate amount paid could be significantly different because the redemption amount is primarily dependent on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates.
17. Commitments and Contingent Liabilities
A putative class action challenging the merger was filed on August 5, 2013 on behalf of Omnicom shareholders in the Supreme Court of the State of New York, New York County. The action, entitled Ansfield v. Wren, et al., names as defendants Omnicom and its board of directors, as well as Publicis and HoldCo. It alleges that the members of the Omnicom board breached their fiduciary duties by, among other things, approving a merger that is purportedly detrimental to Omnicom’s shareholders. The action also alleges that Publicis aided and abetted the Omnicom board’s breach of their fiduciary duties. The action seeks an injunction barring or rescinding the Business Combination, damages and attorneys’ fees and costs.
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
On August 19, 2013, plaintiffs in the Ansfield and Lee actions filed a motion to consolidate those actions with each other and with all subsequently filed or transferred actions arising out of the same facts and circumstances, to select plaintiffs as lead plaintiffs and to approve plaintiffs’ selection of counsel as co-lead counsel. On October 3, 2013, plaintiffs in all three cases asked the Court to consolidate the three cases, and to approve lead plaintiffs and plaintiffs’ selection of counsel as co-lead counsel.
On October 24, 2013, the Court approved plaintiffs’ motion to consolidate the Ansfield, Lee, and Fultz actions with each other and with all subsequently filed or transferred actions arising out of the same facts and circumstances under the caption: In re Omnicom Group Inc. Shareholder Litigation, Index No. 652737/2013, and in the same order appointed co-lead counsel.   On October 29, 2013, the Court approved the parties’ stipulation requiring plaintiffs to file an amended complaint within three weeks after HoldCo files a preliminary proxy statement/prospectus.
Omnicom believes the consolidated lawsuit is without merit and intends to defend vigorously against it. Due to the inherent uncertainties of such matters, and because discovery is not yet completed, we are unable to predict potential outcomes or estimate of the range of potential damages, if any. Management does not presently expect that the outcome of this matter will have a material adverse effect on our results of operations or financial position.
In the ordinary course of business, we are involved in various other legal proceedings. We do not presently expect that these other proceedings will have a material adverse effect on our results of operations or financial position.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Fair Value

Financial assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012 were (in millions):

2013	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$2,710.5			$2,710.5
Short-term investments	18.2			18.2
Available-for-sale securities	4.9			4.9
Forward foreign exchange contracts		$2.2		2.2
Liabilities:
Forward foreign exchange contracts		$0.1		$0.1
Contingent interest derivative		2.1		2.1
Contingent purchase price obligations			$220.2	220.2

2012
Assets:
Cash and cash equivalents	$2,678.3			$2,678.3
Short-term investments	20.6			20.6
Available-for-sale securities	3.9			3.9
Forward foreign exchange contracts		$0.5		0.5
Liabilities:
Contingent purchase price obligations			$266.2	$266.2

The changes in Level 3 contingent purchase price obligations for the years ended December 31, 2013 and 2012 were (in millions):

	2013	2012

Balance January 1	$266.2	$142.6
Acquisitions	35.8	165.2
Revaluation and interest	(10.9)	(13.2)
Payments	(70.5)	(32.2)
Foreign currency translation	(0.4)	3.8
Balance December 31	$220.2	$266.2
The carrying amount and fair value of our financial instruments at December 31, 2013 and 2012 were (in millions):

	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$2,710.5	$2,710.5	$2,678.3	$2,678.3
Short-term investments	18.2	18.2	20.6	20.6
Forward foreign exchange contracts	2.2	2.2	0.5	0.5
Available-for-sale securities	4.9	4.9	3.9	3.9
Cost method investments	22.2	22.2	23.1	23.1
Liabilities:
Short-term borrowings	$5.9	$5.9	$6.4	$6.4
Forward foreign exchange contracts	0.1	0.1	—	—
Contingent interest derivative	2.1	2.1	—	—
Contingent purchase price obligations	220.2	220.2	266.2	266.2
Debt	4,033.8	4,302.7	4,448.9	4,857.3

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of derivative positions in forward foreign exchange contracts is determined using model-derived valuations, taking into consideration market rates and counterparty credit risk. Forward foreign exchange contracts are included in other current assets and other current liabilities in our balance sheet at December 31, 2013 and in other current assets in our balance sheet at December 31, 2012. The estimated fair value of the contingent purchase price obligations is calculated in accordance with the terms of each acquisition agreement and are appropriately discounted. The fair value of debt is based on quoted market prices.
19. Derivative Instruments and Hedging Activities

As a global service business, we operate in multiple foreign currencies and issue debt in the capital markets. In the normal course of business, we are exposed to foreign currency fluctuations and the impact of interest rate changes. We limit these risks through risk management policies and procedures, including the use of derivatives. For foreign currency exposure, derivatives are used as an economic hedge to better manage the cash flow volatility arising from foreign exchange rate fluctuations. For interest rate exposure, derivatives have been used to manage the related cost of debt.

As a result of using derivative instruments, we are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we have a policy of only entering into contracts with carefully selected major financial institutions based on specific minimum credit standards and other factors.

We evaluate the effects of changes in foreign currency exchange rates, interest rates and other relevant market risks on our derivative instruments. We periodically determine the potential loss from market risk on our derivative instruments by performing a value-at-risk ("VaR") analysis. VaR is a statistical model that utilizes historical currency exchange and interest rate data to measure the potential impact on future earnings of our derivative financial instruments assuming normal market conditions. The VaR model is not intended to represent actual losses but is used as a risk estimation and management tool. Based on the results of the model, we estimate with 95% confidence a maximum one-day loss in fair value on our derivative financial instruments at December 31, 2013 was not material.
Foreign Exchange Risk

Our regional treasury centers in North America, Europe and Asia centralize and manage our cash. As an integral part of our treasury operations, we use multicurrency pool arrangements to manage the foreign exchange risk between subsidiaries and the treasury centers from which they borrow or invest funds. In certain circumstances, instead of using a multicurrency pool, operations can borrow or invest on an intercompany basis with a treasury center operating in a different currency. To manage the foreign exchange risk associated with these transactions, we use forward foreign exchange contracts. At December 31, 2013 and 2012, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $207.0 million and $181.5 million, respectively, mitigating the foreign exchange risk of the intercompany borrowing and investment activities. Additionally, the treasury centers use forward foreign exchange contracts to mitigate the foreign currency risk associated with activities when revenue and expenses are not denominated in the same currency. In these instances, amounts are promptly settled or hedged with forward foreign exchange contracts. At December 31, 2013 and 2012, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $56.2 million and $63.6 million, respectively, mitigating the foreign exchange risk related to these activities. See Note 18 for a discussion of the fair value of these instruments. The terms of our forward contracts are generally less than 90 days. The changes in the fair value of these contracts and of the underlying exposures generally offset and are included in our results of operations. By using these financial instruments, we reduced financial risk of adverse foreign exchange changes by foregoing any gain (reward) which might have occurred if the markets moved favorably.
Interest Rate Risk

From time to time, we have issued debt in the capital markets. In prior years we have used interest rate swaps to manage our overall interest cost. At December 31, 2013 and 2012, there were no interest rate swaps outstanding.
20. New Accounting Standards
On January 1, 2013, we adopted FASB Accounting Standards Update (“ASU”) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2013-01 amended existing guidance by requiring additional disclosure about financial instruments and derivative instruments that are either (1) offset in the statement of financial position or (2) subject to an enforceable master netting arrangement. ASU 2013-01 requires retrospective disclosure for all comparative periods. The adoption of ASU 2013-01 did not have a significant impact on our financial position or financial statement disclosure.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parents Accounting for Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). Under ASU 2013-05 when: (1) a parent sells an investment in a foreign entity and ceases to have a controlling interest in that foreign entity or a foreign subsidiary disposes of substantially all of its assets or (2) control of a foreign entity is obtained in which it held an equity interest before the acquisition date, the cumulative translation adjustment should be released into net income. ASU 2013-05 is effective prospectively for annual and interim periods beginning January 1, 2014, but early adoption is permitted. The adoption of ASU 2013-05 did not have a significant impact on our results of operations or financial position.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax benefit When a Net Operating Loss Carryforward, a Similar tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 eliminates a diversity in practice regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. ASU 2013-11 is effective prospectively for annual and interim periods beginning January 1, 2014, but early adoption is permitted. The adoption of ASU 2013-11 did not have a significant impact on our results of operations or financial position.
21. Changes in Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the year ended December 31, 2013 were (in millions):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Defined Benefit Pension and Postemployment Plans	Foreign Currency Translation	Total

Balance January 1	$(2.0)	$(89.8)	$(37.7)	$(129.5)

Other comprehensive income (loss) before reclassifications	0.4	—	(83.5)	(83.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	21.0	—	21.0
Other comprehensive income (loss)	0.4	21.0	(83.5)	(62.1)
Balance December 31	$(1.6)	$(68.8)	$(121.2)	$(191.6)

Reclassifications from accumulated other comprehensive income (loss) for the year ended December 31, 2013 were (in millions):

Amortization of defined benefit pension and postemployment plans:
Prior service cost	$5.5
Actuarial (gains) losses	5.0
Net periodic benefit cost (see Note 12)	10.5
Income tax expense	4.2
Net of tax	$6.3
22. Subsequent Events

We have evaluated events subsequent to the balance sheet date and determined there have not been any events that have occurred that would require adjustment to or disclosure in our financial statements.

OMNICOM GROUP INC. AND SUBSIDIARIES

Quarterly Results of Operations (Unaudited)
(In millions, except per share amounts)

The Company’s unaudited quarterly results of operations for the years ended December 31, 2013 and 2012 were:

	Quarter
	First	Second	Third	Fourth
Revenue
2013	$3,398.9	$3,637.0	$3,490.5	$4,058.1
2012	3,307.3	3,561.0	3,406.6	3,944.5
Operating Expenses (a)
2013	3,027.2	3,114.0	3,111.1	3,506.9
2012	2,944.8	3,054.6	3,019.3	3,396.5
Operating Income
2013	371.7	523.0	379.4	551.2
2012	362.5	506.4	387.3	548.0
Net Income - Omnicom Group Inc.
2013	205.1	289.5	196.0	300.5
2012	204.6	282.7	203.9	307.1
Net Income Per Share Omnicom Group Inc. - Basic
2013	0.76	1.09	0.74	1.14
2012	0.73	1.03	0.75	1.13
Net Income Per Share Omnicom Group Inc. - Diluted
2013	0.76	1.09	0.74	1.13
2012	0.72	1.02	0.74	1.13

__________
(a) Operating Expenses for the third and fourth quarters of 2013 include expenses we incurred in connection with the proposed merger with Publicis, which are primarily comprised of professional fees of $28.1 million ($21.7 million net of income taxes) and $13.3 million ($13.2 million net of income taxes), respectively.

OMNICOM GROUP INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2013
(In millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectible Receivables	Translation Adjustments (Increase) Decrease	Balance at End of Period
Valuation accounts deducted from assets:
Allowance for Doubtful Accounts:
December 31, 2013	$35.9	$9.7	$12.8	$0.2	$32.6
December 31, 2012	40.6	11.4	16.5	(0.4)	35.9
December 31, 2011	46.7	8.1	13.2	1.0	40.6

S-1