Form 10-Q
period 2014-03-31
OMNICOM GROUP INC.
filed 2014-04-22
CIK 29989

____________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
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
_________________________
As of April 15, 2014, there were 258,440,800 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements (including within the meaning of the Private Securities Litigation Reform Act of 1995) concerning the Company, Publicis Groupe S.A., or Publicis, Publicis Omnicom Group, the proposed business combination between the Company and Publicis, or the Business Combination, and other matters. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of the management of the Company as well as assumptions made by, and information currently available to, the Company’s management. Forward-looking statements may be accompanied by words such as “aim,” “anticipate,” “believe,” “plan,” “could,” “would,” “should,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “will,” “possible,” “potential,” “predict,” “project” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside the Company’s control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include failure to obtain applicable regulatory or shareholder approvals for the proposed Business Combination in a timely manner or otherwise; potential delays in the initiation or completion of the process to register the pending transaction with the Securities and Exchange Commission, or the SEC, and certain European securities regulators and commence solicitation of proxies in connection with shareholder approval; failure to satisfy other closing conditions to the proposed transactions; resolution of open issues, complexities and challenges relating to the merger of Omnicom and Publicis in a timely manner as necessary to consummate the pending transaction; risks that the new businesses, information technology and financial reporting systems, operations and management will not be integrated successfully or that the combined companies will not realize estimated cost savings, value of certain tax assets, synergies and growth or that such benefits may take longer to realize than expected; failure to realize anticipated benefits of the combined operations; risks relating to unanticipated costs of integration; losses on media purchases and production costs incurred on behalf of clients; reductions in client spending, a slowdown in client payments and changes in client communication requirements; failure to manage potential conflicts of interest between or among clients; unanticipated changes relating to competitive factors in the advertising and marketing industries; ability to hire and retain key personnel; ability to successfully integrate the businesses of Omnicom and Publicis; the potential impact of announcement or consummation of the proposed transactions on relationships with third parties, including clients, employees and competitors; ability to attract new clients and retain existing clients in the manner anticipated; reliance on information technology systems; changes in legislation or governmental regulations affecting the Company; international, national or local economic, social or political conditions that could adversely affect the Company or its clients; conditions in the credit markets; risks associated with assumptions the Company makes in connection with its critical accounting estimates and legal proceedings; and the Company’s international operations, which are subject to the risks of currency fluctuations and currency repatriation restrictions. The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that affect Omnicom’s business, including those described in the “Risk Factors” in Omnicom's Annual Report on Form 10-K, Current Reports on Form 8-K and other documents filed from time to time with the SEC. Except as required under applicable law, the Company does not assume any obligation to update these forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,082.1	$2,710.5
Short-term investments, at cost	7.0	18.2
Accounts receivable, net of allowance for doubtful accounts of $30.7 and $32.6	6,006.6	6,632.6
Work in process	1,488.6	1,288.0
Other current assets	992.3	1,003.0
Total Current Assets	10,576.6	11,652.3

Property and Equipment at cost, less accumulated depreciation of $1,255.4 and $1,230.1	732.0	737.4
Equity Method Investments	133.5	131.8
Goodwill	8,986.7	8,916.0
Intangible Assets, net of accumulated amortization of $577.5 and $552.3	384.7	386.0
Other Assets	274.4	275.2
TOTAL ASSETS	$21,087.9	$22,098.7

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$7,403.4	$8,358.9
Customer advances	1,153.6	1,242.2
Current portion of debt	253.1	0.4
Short-term borrowings	7.5	5.9
Taxes payable	221.9	293.3
Other current liabilities	2,408.8	2,377.0
Total Current Liabilities	11,448.3	12,277.7

Long-Term Notes Payable	3,778.6	3,780.7
Convertible Debt	—	252.7
Long-Term Liabilities	713.0	685.1
Long-Term Deferred Tax Liabilities	740.8	832.6
Commitments and Contingent Liabilities (See Note 12)
Temporary Equity - Redeemable Noncontrolling Interests	200.9	202.0
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	59.6	59.6
Additional paid-in capital	847.8	817.1
Retained earnings	9,060.8	8,961.2
Accumulated other comprehensive income (loss)	(169.7)	(191.6)
Treasury stock, at cost	(6,080.0)	(6,063.9)
Total Shareholders’ Equity	3,718.5	3,582.4
Noncontrolling interests	487.8	485.5
Total Equity	4,206.3	4,067.9
TOTAL LIABILITIES AND EQUITY	$21,087.9	$22,098.7

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenue	$3,502.2	$3,398.9
Operating Expenses	3,119.5	3,027.2
Operating Income	382.7	371.7

Interest Expense	47.7	49.0
Interest Income	8.7	8.1
Income Before Income Taxes and Income From Equity Method Investments	343.7	330.8
Income Tax Expense	116.3	109.2
Income From Equity Method Investments	0.6	3.2
Net Income	228.0	224.8
Net Income Attributed To Noncontrolling Interests	(22.5)	(19.7)
Net Income - Omnicom Group Inc.	$205.5	$205.1

Net Income Per Share - Omnicom Group Inc.:
Basic	$0.78	$0.76
Diluted	$0.77	$0.76

Dividends Declared Per Common Share	$0.40	$0.40

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net Income	$228.0	$224.8
Unrealized gain (loss) on available-for-sale securities, net of income taxes of $0.1 and $0.1 for the three months ended March 31, 2014 and 2013, respectively	0.1	0.2
Foreign currency translation adjustment, net of income taxes of $15.6 and ($94.5) for the three months ended March 31, 2014 and 2013, respectively	30.2	(183.3)
Defined benefit pension and postemployment plans adjustment, net of income taxes of $0.9 and $1.3 for the three months ended March 31, 2014 and 2013, respectively	1.4	1.7
Other Comprehensive Income	31.7	(181.4)
Comprehensive Income	259.7	43.4
Comprehensive Income Attributed to Noncontrolling Interests	(32.3)	(9.2)
Comprehensive Income - Omnicom Group Inc.	$227.4	$34.2

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Cash Flows from Operating Activities:
Net income	$228.0	$224.8
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	46.5	45.7
Amortization of intangible assets	24.4	25.4
Amortization of deferred gain from termination of interest rate swaps	(1.8)	(1.8)
Income from equity method investments, net of dividends received	1.5	(0.9)
Provision for doubtful accounts	0.6	(0.4)
Share-based compensation	21.6	22.1
Excess tax benefit from share-based compensation	(8.8)	(12.8)
Change in operating capital	(742.3)	(511.8)
Net Cash Used In Operating Activities	(430.3)	(209.7)

Cash Flows from Investing Activities:
Payments to acquire property and equipment	(42.5)	(38.2)
Payments to acquire businesses and interests in affiliates, net of cash acquired	(11.9)	(0.9)
Proceeds from investments, net	11.9	2.7
Net Cash Used In Investing Activities	(42.5)	(36.4)

Cash Flows from Financing Activities:
Proceeds from short-term debt	1.7	5.4
Payments of dividends	(105.9)	—
Payments for repurchases of common stock	(22.1)	(273.5)
Proceeds from stock plans	4.8	22.4
Payments for acquisition of additional noncontrolling interests	(8.4)	(5.6)
Payments of dividends to noncontrolling interest shareholders	(24.8)	(23.0)
Payments of contingent purchase price obligations	(7.8)	(13.5)
Excess tax benefit from share-based compensation	8.8	12.8
Other, net	(3.2)	(9.3)
Net Cash Used In Financing Activities	(156.9)	(284.3)

Effect of foreign exchange rate changes on cash and cash equivalents	1.3	(76.1)

Net Decrease in Cash and Cash Equivalents	(628.4)	(606.5)
Cash and Cash Equivalents at the Beginning of Period	2,710.5	2,678.3
Cash and Cash Equivalents at the End of Period	$2,082.1	$2,071.8

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
In our opinion, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, in all material respects, of the information contained herein. These unaudited condensed financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”). Results for the interim periods are not necessarily indicative of results that may be expected for the year.
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

Completion of the transactions contemplated by the Business Combination Agreement (which include the Mergers, the Publicis Transaction Dividend, and the Omnicom Transaction Dividend, collectively, the “Transactions”) will require resolution of all open issues, complexities and challenges and will be subject to the satisfaction or waiver, if legally permitted, of certain conditions including (a) approval and adoption of the Business Combination Agreement and the Omnicom Merger by the holders of two-thirds of the outstanding shares of common stock of the Company, approval of the Cross-Border Merger Terms (as described in the Business Combination Agreement), and the Publicis Merger by the holders of two-thirds of the voting rights attached to the Publicis shares present at a meeting of the Publicis shareholders, and the approval of the Publicis Transaction Dividend by the holders of a majority of the voting rights attached to the Publicis shares present at a meeting of the Publicis shareholders; (b) approval by requisite governmental regulators and authorities, including approvals under applicable competition laws; (c) the listing of the Publicis Omnicom Group ordinary shares on applicable stock exchanges; (d) the absence of any law or order prohibiting the completion of the Transactions; (e) the performance and compliance in all material respects by HoldCo and the other parties with all obligations under the Business Combination Agreement; and (f) the absence of a material adverse effect on either the Company or Publicis.

In connection with pending merger control approval in China, effective April 17, 2014 the parties are entering an extended review period (Phase III).

In addition, the parties have made applications with various tax authorities for the purpose of establishing the intended tax treatment for Publicis Omnicom Group. To date, the parties’ applications have not yet resulted in the requisite agreements, rulings or acknowledgements from the relevant tax authorities. The parties have jointly applied to the Dutch Ministry of Finance and the United Kingdom's HM Revenue & Customs to establish exclusive tax residency in the United Kingdom for Publicis Omnicom Group under the mutual agreement procedure (“MAP”) pursuant to the United Kingdom/Netherlands double tax agreement. To date, the parties’ application has not resulted in the agreement of the competent authorities that is required to establish such exclusive tax residency. The ultimate failure to obtain the agreements, rulings or acknowledgments of the various tax authorities, including the inability to establish exclusive United Kingdom tax residency and any conditions established by the competent authorities under a MAP, may adversely affect the tax treatment and the expected benefits of the proposed combination and also could adversely affect the likelihood of satisfying certain of the conditions necessary to complete the combination under the Business Combination Agreement.

It is not practicable at this time to predict the exact timing of when completion of the Transactions may occur. Upon completion, the Transactions contemplated by the Business Combination Agreement would have a material effect on our future results of operations and financial position.
3. New Accounting Standards
On January 1, 2014 we adopted FASB ASU 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). Under ASU 2013-05 when: a parent sells an investment in a foreign entity and ceases to have a controlling interest in that foreign entity or a foreign subsidiary disposes of substantially all of its assets; or, control of a foreign entity is obtained in which it held an equity interest before the acquisition date, the cumulative translation adjustment should be released into net income. The adoption of ASU 2013-05 did not have a significant impact on our results of operations or financial position.
On January 1, 2014 we adopted FASB ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 eliminates a diversity in practice regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. The adoption of ASU 2013-11 did not have a significant impact on the presentation of our results of operations or financial position.
4. Net Income per Common Share
The computations of basic and diluted net income per common share for the three months ended March 31, 2014 and 2013 were (in millions, except per share amounts):

	2014	2013
Net Income Available for Common Shares:
Net income - Omnicom Group Inc.	$205.5	$205.1
Net income allocated to participating securities	(4.1)	(5.4)
	$201.4	$199.7

Weighted Average Shares:
Basic	259.1	261.0
Dilutive stock options, restricted shares and shares issuable for the conversion premium of convertible debt	2.3	2.2
Diluted	261.4	263.2

Anti-dilutive stock options and restricted shares	0.1	0.1

Net Income per Common Share - Omnicom Group Inc.:
Basic	$0.78	$0.76
Diluted	$0.77	$0.76

5. Goodwill and Intangible Assets
Goodwill and intangible assets at March 31, 2014 and December 31, 2013 were (in millions):

	2014			2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Goodwill	$9,573.8	$587.1	$8,986.7	$9,502.6	$586.6	$8,916.0

Intangible assets:
Purchased and internally developed software	$290.9	$224.8	$66.1	$283.2	$217.4	$65.8
Customer related and other	671.3	352.7	318.6	655.1	334.9	320.2
	$962.2	$577.5	$384.7	$938.3	$552.3	$386.0
Changes in goodwill for the three months ended March 31, 2014 and 2013 were (in millions):

	2014	2013

Balance January 1	$8,916.0	$8,844.2
Acquisitions	51.4	1.5
Dispositions	(1.2)	(0.6)
Foreign currency translation	20.5	(131.2)
Balance March 31	$8,986.7	$8,713.9
There were no goodwill impairment losses recorded in the first three months of 2014 or 2013 and there are no accumulated goodwill impairment losses. Goodwill resulting from acquisitions completed during 2014 and 2013 includes $10.9 million and $0.7 million, respectively, of goodwill attributed to noncontrolling interests in the acquired businesses.
6. Debt
Lines of Credit
We have a $2.5 billion committed line of credit (“Credit Agreement”) with a consortium of banks expiring on October 12, 2016. We have the ability to classify borrowings under the Credit Agreement as long-term. The Credit Agreement supports the issuance of up to $1.5 billion of commercial paper issuances and such issuances reduce the amount available under the Credit Agreement. At March 31, 2014 and December 31, 2013 there were no outstanding commercial paper issuances or borrowings under the Credit Agreement. We also have uncommitted lines of credit aggregating $1,046.1 million and $1,051.5 million at March 31, 2014 and December 31, 2013, respectively.
Available and unused lines of credit at March 31, 2014 and December 31, 2013 were (in millions):

	2014	2013

Credit Agreement	$2,500.0	$2,500.0
Uncommitted lines of credit	1,046.1	1,051.5
Available and unused lines of credit	$3,546.1	$3,551.5
The Credit Agreement contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA to no more than 3 times for the most recently ended 12-month period (under the Credit Agreement, EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At March 31, 2014 we were in compliance with these covenants, as our Leverage Ratio was 1.9 times and our Interest Coverage Ratio was 10.8 times. The Credit Agreement does not limit our ability to declare or pay dividends.

Short-Term Borrowings
Short-term borrowings of $7.5 million and $5.9 million at March 31, 2014 and December 31, 2013, respectively, represent bank overdrafts and credit lines of our international subsidiaries. The bank overdrafts and credit lines are treated as unsecured loans pursuant to the agreements supporting the facilities. Due to the short-term nature of these instruments, carrying value approximates fair value.
Long-Term Notes Payable
Long-term notes payable at March 31, 2014 and December 31, 2013 were (in millions):

	2014	2013

5.90% Senior Notes due April 15, 2016	$1,000.0	$1,000.0
6.25% Senior Notes due July 15, 2019	500.0	500.0
4.45% Senior Notes due August 15, 2020	1,000.0	1,000.0
3.625% Senior Notes due May 1, 2022	1,250.0	1,250.0
Other notes and loans	0.5	0.5
	3,750.5	3,750.5
Unamortized premium (discount) on Senior Notes, net	14.4	14.7
Deferred gain from termination of interest rate swaps on Senior Notes due 2016	14.1	15.9
	3,779.0	3,781.1
Less current portion	0.4	0.4
Long-term notes payable	$3,778.6	$3,780.7
Convertible Debt
Convertible debt at March 31, 2014 and December 31, 2013 was (in millions):

	2014	2013

Convertible Notes - due July 31, 2032	$252.7	$252.7
Less current portion	252.7	—
Convertible debt	$—	$252.7
Holders of the Convertible Notes due July 31, 2032 (the “2032 Notes”) have the right to put the notes back to us for cash on July 31 of each year and we have the right to redeem the notes for cash at any time on or after July 31, 2014. There are no events that accelerate the noteholders’ put rights. At March 31, 2014, the 2032 Notes were classified as current in our balance sheet.
If the 2032 Notes become convertible and the holders of our 2032 Notes exercise their conversion right, the conversion obligation is equal to a conversion value determined on the day of conversion, calculated by multiplying the share price at the close of business on that day by 18.373 shares (subject to any adjustments required by the Indenture governing the 2032 Notes). We satisfy the conversion value by paying the initial principal amount of the note in cash and the balance of the conversion value in cash or shares, at our option. The put obligation can only be satisfied in cash.
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

Revenue and long-lived assets and goodwill by geographic region as of and for the periods ended March 31, 2014 and 2013 were (in millions):

	Americas	EMEA	Asia Pacific
2014
Revenue - Three months ended	$2,083.8	$1,059.3	$359.1
Long-lived assets and goodwill	6,101.2	3,009.0	608.5
2013
Revenue - Three months ended	$2,037.2	$1,001.2	$360.5
Long-lived assets and goodwill	6,064.4	2,735.1	622.4
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
8. Income Taxes
Our effective tax rate for the three months ended March 31, 2014 and 2013 was 33.8% and 33.0%, respectively.
At March 31, 2014, our unrecognized tax benefits were $133.7 million. Of this amount, approximately $57.6 million would affect our effective tax rate upon resolution of the uncertain tax positions.
9. Pension and Other Postemployment Benefits
Defined Benefit Pension Plans
The components of net periodic benefit cost for the three months ended March 31, 2014 and 2013 were (in millions):

	2014	2013

Service cost	$1.7	$1.2
Interest cost	1.7	1.5
Expected return on plan assets	(0.7)	(0.7)
Amortization of prior service cost	1.1	0.9
Amortization of actuarial (gains) losses	0.5	1.1
	$4.3	$4.0
We contributed $0.2 million and $1.2 million to our defined benefit pension plans in the three months ended March 31, 2014 and 2013, respectively.
Postemployment Arrangements
The components of net periodic benefit cost for the three months ended March 31, 2014 and 2013 were (in millions):

	2014	2013

Service cost	$1.0	$1.1
Interest cost	1.1	1.0
Amortization of prior service cost	0.5	0.5
Amortization of actuarial (gains) losses	0.2	0.5
	$2.8	$3.1
Net periodic benefit cost is included in the salary and service costs component of operating expenses.

10. Operating Expenses
Operating expenses for the three months ended March 31, 2014 and 2013 were comprised of (in millions):

	2014	2013

Salary and service costs	$2,622.8	$2,541.0
Office and general expenses	489.7	486.2
Merger expenses	7.0	—
Operating expenses	$3,119.5	$3,027.2
11. Supplemental Cash Flow Data
The change in operating capital for the three months ended March 31, 2014 and 2013 was (in millions):

	2014	2013

(Increase) decrease in accounts receivable	$627.4	$544.3
(Increase) decrease in work in process and other current assets	(188.5)	(221.6)
Increase (decrease) in accounts payable	(948.3)	(886.9)
Increase (decrease) in customer advances and other current liabilities	(96.2)	58.9
Change in other assets and liabilities, net	(136.7)	(6.5)
	$(742.3)	$(511.8)

Income taxes paid	$165.9	$108.7

Interest paid	$41.6	$40.8
12. Commitments and Contingent Liabilities
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

13. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 were (in millions):

March 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$2,082.1			$2,082.1
Short-term investments	7.0			7.0
Available-for-sale securities	5.0			5.0
Forward foreign exchange contracts		$0.7		0.7

Liabilities:
Forward foreign exchange contracts		$0.1		$0.1
Contingent interest derivative		1.4		1.4
Contingent purchase price obligations			$256.8	256.8

December 31, 2013	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$2,710.5			$2,710.5
Short-term investments	18.2			18.2
Available-for-sale securities	4.9			4.9
Forward foreign exchange contracts		$2.2		2.2

Liabilities:
Forward foreign exchange contracts		$0.1		$0.1
Contingent interest derivative		2.1		2.1
Contingent purchase price obligations			$220.2	220.2

The changes in Level 3 contingent purchase price obligations for the three months ended March 31, 2014 and 2013 were (in millions):

	2014	2013

Balance January 1	$220.2	$266.2
Acquisitions	43.2	1.6
Revaluation and interest	(0.8)	1.4
Payments	(7.8)	(13.5)
Foreign currency translation	2.0	(16.1)
Balance March 31	$256.8	$239.6

The carrying amount and fair value of our financial instruments at March 31, 2014 and December 31, 2013 were (in millions):

	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$2,082.1	$2,082.1	$2,710.5	$2,710.5
Short-term investments	7.0	7.0	18.2	18.2
Available-for-sale securities	5.0	5.0	4.9	4.9
Forward foreign exchange contracts	0.7	0.7	2.2	2.2
Cost method investments	21.7	21.7	22.2	22.2

Liabilities:
Short-term borrowings	$7.5	$7.5	$5.9	$5.9
Forward foreign exchange contracts	0.1	0.1	0.1	0.1
Contingent interest derivative	1.4	1.4	2.1	2.1
Contingent purchase price obligations	256.8	256.8	220.2	220.2
Debt	4,031.7	4,335.5	4,033.8	4,302.7
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
14. Changes in Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013 were (in millions):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Defined Benefit Pension and Postemployment Plans	Foreign Currency Translation	Total
Balance January 1, 2014	$(1.6)	$(68.8)	$(121.2)	$(191.6)
Other comprehensive income before reclassifications	0.1	—	20.4	20.5
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.4	—	1.4
Other comprehensive income	0.1	1.4	20.4	21.9
Balance March 31, 2014	$(1.5)	$(67.4)	$(100.8)	$(169.7)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Defined Benefit Pension and Postemployment Plans	Foreign Currency Translation	Total
Balance January 1, 2013	$(2.0)	$(89.8)	$(37.7)	$(129.5)
Other comprehensive income before reclassifications	0.2	—	(172.8)	(172.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.7	—	1.7
Other comprehensive income	0.2	1.7	(172.8)	(170.9)
Balance March 31, 2013	$(1.8)	$(88.1)	$(210.5)	$(300.4)

Reclassifications from accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013 were (in millions):

	2014	2013
Amortization of defined benefit pension and postemployment plans:
Prior service cost	$1.6	$1.4
Actuarial (gains) losses	0.7	1.6
Net periodic benefit cost (see Note 9)	2.3	3.0
Income tax expense	0.9	1.3
Net of tax	$1.4	$1.7
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

Completion of the transactions contemplated by the Business Combination Agreement (which include the Mergers, the Publicis Transaction Dividend, and the Omnicom Transaction Dividend, collectively, the “Transactions”) will require resolution of all open issues, complexities and challenges and will be subject to the satisfaction or waiver, if legally permitted, of certain conditions including (a) approval and adoption of the Business Combination Agreement and the Omnicom Merger by the holders of two-thirds of the outstanding shares of common stock of the Company, approval of the Cross-Border Merger Terms (as described in the Business Combination Agreement), and the Publicis Merger by the holders of two-thirds of the voting rights attached to the Publicis shares present at a meeting of the Publicis shareholders, and the approval of the Publicis Transaction Dividend by the holders of a majority of the voting rights attached to the Publicis shares present at a meeting of the Publicis shareholders; (b) approval by requisite governmental regulators and authorities, including approvals under applicable competition laws; (c) the listing of the Publicis Omnicom Group ordinary shares on applicable stock exchanges; (d) the absence of any law or order prohibiting the completion of the Transactions; (e) the performance and compliance in all material respects by HoldCo and the other parties with all obligations under the Business Combination Agreement; and (f) the absence of a material adverse effect on either the Company or Publicis.

In connection with pending merger control approval in China, effective April 17, 2014 the parties are entering an extended review period (Phase III).

In addition, the parties have made applications with various tax authorities for the purpose of establishing the intended tax treatment for Publicis Omnicom Group. To date, the parties’ applications have not yet resulted in the requisite agreements, rulings or acknowledgements from the relevant tax authorities. The parties have jointly applied to the Dutch Ministry of Finance and the United Kingdom's HM Revenue & Customs to establish exclusive tax residency in the United Kingdom for Publicis Omnicom Group under the mutual agreement procedure (“MAP”) pursuant to the United Kingdom/Netherlands double tax agreement. To date, the parties’ application has not resulted in the agreement of the competent authorities that is required to establish such exclusive tax residency. The ultimate failure to obtain the agreements, rulings or acknowledgments of the various tax authorities, including the inability to establish exclusive United Kingdom tax residency and any conditions established by the competent authorities under a MAP, may adversely affect the tax treatment and the expected benefits of the proposed combination and also could adversely affect the likelihood of satisfying certain of the conditions necessary to complete the combination under the Business Combination Agreement.

It is not practicable at this time to predict the exact timing of when completion of the Transactions may occur. Upon completion, the Transactions contemplated by the Business Combination Agreement would have a material effect on our future results of operations and financial position.
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
As a leading global advertising, marketing and corporate communications company, we operate in all major markets around the world. We have a large and diverse client base. In the first quarter of 2014, our largest client accounted for 2.8% of our revenue and no other client accounted for more than 2.4% of our revenue. Our top 100 clients accounted for approximately 51% of our revenue for the three months ended March 31, 2014. Our business is spread across a number of industry sectors with no one industry comprising more than 14% of our revenue for the three months ended March 31, 2014. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
As described in more detail below, in the first three months of 2014, our revenue increased 3.0% compared to the first three months of 2013. Revenue increased in the United States and Europe, which was favorably impacted by the weakening of the U.S. Dollar, while revenue in the rest of the world was negatively impacted by the strengthening of the U.S. Dollar.
Global economic conditions have a direct impact on our business and financial performance. In particular, current global economic conditions pose a risk that our clients may reduce future spending on advertising and marketing services which could reduce the demand for our services. In the first three months of 2014, the United States experienced modest economic growth and the major economies of Asia and Latin America continued to expand. While economic conditions in the Euro Zone began to stabilize in the second half of 2013, the continuing fiscal issues faced by many countries in the European Union has caused economic difficulty in certain of our Euro Zone markets. We will continue to closely monitor economic conditions, client revenue levels and other factors and, in response to reductions in our client revenue, if necessary, we will take actions available to us to align our cost structure and manage working capital. There can be no assurance whether, or to what extent, our efforts to mitigate any impact of future economic conditions, reductions in our client revenue, changes in client creditworthiness and other developments will be effective.
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

For the quarter ended March 31, 2014, our revenue increased 3.0% compared to the quarter ended March 31, 2013. Organic growth increased revenue by $147.5 million. Acquisitions, net of dispositions, decreased revenue by $22.0 million and changes in foreign exchange rates reduced revenue by $22.2 million. Across our geographic markets, revenue increased 4.0% in the United States, 10.9% in the United Kingdom and 4.0% in our Euro markets, while revenue decreased 3.0% in our other markets, reflecting the negative impact of changes in foreign currencies due to the strengthening of the U.S. Dollar. The change in revenue in the first quarter of 2014 compared to the first quarter of 2013 in our four fundamental disciplines was as follows: advertising increased 2.9%, CRM increased 4.3%, public relations increased 2.2% and specialty communications decreased 1.3%.
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
Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased $81.8 million in the first quarter of 2014 compared to the first quarter of 2013, reflecting growth in revenue and increases related to changes in the mix of our business.
Office and general expenses are less directly linked to changes in our revenue than salary and service costs. Office and general expenses increased $3.5 million in the first quarter of 2014 compared to the first quarter of 2013.
In the first quarter of 2014 we incurred $7.0 million of expenses in connection with the pending merger with Publicis, which are primarily comprised of professional fees. The merger expenses are shown as a separate component of operating expenses and we expect to incur additional merger expenses in 2014.
Operating margins were 10.9% in the first three months of 2014 and 2013 and EBITA margins were 11.6% and 11.7% for the first three months of 2014 and 2013, respectively. Excluding the merger expenses of $7.0 million, operating margins for 2014 increased to 11.1% from 10.9% in 2013 and EBITA margins for 2014 increased to 11.8% from 11.7% in 2013.
Net interest expense decreased to $39.0 million in the first quarter of 2014, compared to $40.9 million in the first quarter of 2013. Interest expense decreased $1.3 million to $47.7 million. Interest income increased $0.6 million in the first quarter of 2014, compared to the first quarter of 2013.
Our effective tax rate for the first quarter of 2014 increased to 33.8%, compared to 33.0% for the first quarter of 2013. Excluding the income tax effect of the merger expenses, which reflects the estimated impact of the non-deductibility of a significant portion of the merger expenses, our effective tax rate for 2014 was 33.2%, which approximates last year's rate.
Net income - Omnicom Group Inc. in the first quarter of 2014 increased $0.4 million, or 0.2%, to $205.5 million from $205.1 million in the first quarter of 2013. The period-over-period increase in net income - Omnicom Group Inc. is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 1.3% to $0.77 in the first quarter of 2014, compared to $0.76 in the first quarter of 2013 due to the factors described above. Excluding the net effect of the merger expenses, net income - Omnicom Group Inc. for 2014 was $208.1 million and diluted net income per common share - Omnicom Group Inc. was $0.80.
See the Reconciliation of Results of Operations to 2014 Non-GAAP Financial Measures on page 17 for a description of the Non-GAAP Financial Measures discussed above.

RESULTS OF OPERATIONS - First Quarter 2014 Compared to First Quarter 2013 (in millions):

	2014	2013

Revenue	$3,502.2	$3,398.9
Operating Expenses:
Salary and service costs	2,622.8	2,541.0
Office and general expenses	489.7	486.2
Merger expenses	7.0	—
Total Operating Expenses	3,119.5	3,027.2
Add back: Amortization of intangible assets	24.4	25.4
	3,095.1	3,001.8
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	407.1	397.1
EBITA Margin - %	11.6%	11.7%
Deduct: Amortization of intangible assets	24.4	25.4
Operating Income	382.7	371.7
Operating Margin - %	10.9%	10.9%
Interest Expense	47.7	49.0
Interest Income	8.7	8.1
Income Before Income Taxes and Income From Equity Method Investments	343.7	330.8
Income Tax Expense	116.3	109.2
Income From Equity Method Investments	0.6	3.2
Net Income	228.0	224.8
Net Income Attributed To Noncontrolling Interests	(22.5)	(19.7)
Net Income - Omnicom Group Inc.	$205.5	$205.1
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
Reconciliation of Results of Operations to 2014 Non-GAAP Financial Measures (in millions, except per share amounts):
The following table reconciles our reported results of operations for the first quarter of 2014 to the 2014 Non-GAAP financial measures presentation. Due to the size of the proposed merger with Publicis, we are providing Non-GAAP financial measures that exclude expenses, which are primarily comprised of professional fees, incurred in connection with the proposed merger.

	2014 As Reported	Merger Expenses	2014 Non-GAAP Financial Measures

EBITA	$407.1	$7.0	$414.1

Operating Income	$382.7	$7.0	$389.7

Income Tax Expense	$116.3	$0.2	$116.5

Net Income - Omnicom Group Inc.	$205.5	$6.8	$212.3

Net income allocated to participating securities	(4.1)	(0.1)	(4.2)
Net income available for common shares	$201.4	$6.7	$208.1

Diluted Net Income per Common Share - Omnicom Group Inc.	$0.77	$0.03	$0.80

We believe that investors should consider the 2014 Non-GAAP financial measures as they are indicative of our expected ongoing performance and reflect how management evaluates our operating results. These Non-GAAP financial measures should not be considered in isolation from or as a substitute for financial information presented in compliance with U.S. GAAP. These Non-GAAP financial measures reported by us may not be comparable to similarly titled amounts reported by other companies.
Revenue
Revenue for the first quarter of 2014 increased 3.0% to $3,502.2 million, from $3,398.9 million in the first quarter of 2013. Organic growth increased revenue by $147.5 million. Acquisitions, net of dispositions, decreased revenue by $22.0 million and changes in foreign exchange rates reduced revenue by $22.2 million.
The components of the first quarter of 2014 revenue change in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International

	$	%	$	%	$	%

Quarter ended March 31, 2013	$3,398.9		$1,791.6		$1,607.3
Components of revenue change:
Foreign exchange impact	(22.2)	(0.7)%	—	—%	(22.2)	(1.4)%
Acquisitions, net of dispositions	(22.0)	(0.6)%	(28.2)	(1.6)%	6.2	0.4%
Organic growth	147.5	4.3%	100.6	5.6%	46.9	2.9%
Quarter ended March 31, 2014	$3,502.2	3.0%	$1,864.0	4.0%	$1,638.2	1.9%
The components and percentages are calculated as follows:

•
The foreign exchange impact is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $3,524.4 million for the Total column). The foreign exchange impact equals the difference between the current period revenue in U.S. dollars and the current period revenue in constant currency (in this case $3,502.2 million less $3,524.4 million for the Total column).

•
The acquisition component is calculated by aggregating the applicable prior period revenue of the acquired businesses, less revenue of any business included in the prior period revenue that was disposed of subsequent to the period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition revenue from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component (in the case $3,398.9 million for the Total column).
For the first quarter of 2014, changes in foreign exchange rates reduced revenue by 0.7%, or $22.2 million, compared to the first quarter of 2013. The most significant impacts resulted from the strengthening of the U.S. Dollar against the Australian Dollar, Canadian Dollar, Brazilian Real, Russian Ruble and Japanese Yen partially offset by the weakening of the U.S. Dollar against the British Pound and the Euro.
Assuming exchange rates at April 15, 2014 remain unchanged, we expect foreign exchange impacts to have a marginally positive impact on 2014 revenue.
Revenue for the first quarter of 2014 and the percentage change in revenue and organic growth from the first quarter of 2013 in our primary geographic markets were (in millions):

	Revenue	% Change	% Organic Growth

United States	$1,864.0	4.0%	5.6%
Euro Markets	550.4	4.0%	—%
United Kingdom	336.2	10.9%	3.8%
Rest of world	751.6	(3.0)%	4.6%
	$3,502.2	3.0%	4.3%

Revenue for the first quarter 2014 and the percentage change in revenue and organic growth from the first quarter of 2013 in our principal regional markets were (in millions):

	Revenue	% Change	% Organic Growth
Americas:
North America	$1,993.0	2.8%	4.8%
Latin America	90.8	(7.4)%	7.4%
EMEA:
Europe	1,003.6	6.0%	2.3%
Middle East and Africa	55.7	1.7%	6.6%

Asia Pacific	359.1	(0.4)%	5.7%
	$3,502.2	3.0%	4.3%
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net result in the first quarter of 2014 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 2.8% and 2.7% of our revenue for the first quarter of 2014 and 2013, respectively and no other client represented more than 2.4% and 2.5% of our revenue for the first quarter of 2014 and 2013, respectively. Our ten largest and 100 largest clients represented 18.4% and 51.2% of our revenue for the first quarter of 2014, respectively and 18.8% and 51.9% of our revenue for the first quarter of 2013, respectively.
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
Revenue for the first quarter of 2014 and 2013 and the percentage change in revenue and organic growth from the first quarter of 2013 by discipline was (in millions):

	Three Months Ended March 31,
	2014		2013		2014 vs 2013
	$	% of Revenue	$	% of Revenue	$	% Change	% Organic Growth
Advertising	$1,700.6	48.6%	$1,651.9	48.6%	$48.7	2.9%	4.9%
CRM	1,223.5	34.9%	1,172.7	34.5%	50.8	4.3%	4.2%
Public relations	325.4	9.3%	318.4	9.4%	7.0	2.2%	1.2%
Specialty communications	252.7	7.2%	255.9	7.5%	(3.2)	(1.3)%	5.2%
	$3,502.2		$3,398.9		$103.3	3.0%	4.3%

We operate in a number of industry sectors. The percentage of our revenue by industry sector for the first quarter of 2014 and 2013 was:

Industry	2014	2013

Food and Beverage	13.6%	13.6%
Consumer products	9.4%	9.5%
Pharmaceuticals and Health Care	9.9%	10.1%
Financial Services	7.2%	7.3%
Technology	8.6%	9.0%
Auto	8.4%	8.4%
Travel and Entertainment	5.5%	5.4%
Telecommunications	5.6%	6.8%
Retail	6.7%	6.0%
Other	25.1%	23.9%
Looking ahead to the remainder of the year, barring unforeseen events and excluding the impact from changes in foreign exchange rates, as a result of continued strong operating performance by many of our agencies and new business activities, we expect our revenue to increase modestly in excess of the weighted average nominal GDP.
Operating Expenses
Operating expenses for the first quarter of 2014 compared to operating expenses for the first quarter of 2013 were (in millions):

	Three Months Ended March 31,
	2014			2013			2014 vs 2013
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change

Revenue	$3,502.2			$3,398.9			$103.3	3.0%
Operating Expenses:
Salary and service costs	2,622.8	74.9%	84.1%	2,541.0	74.8%	83.9%	81.8	3.2%
Office and general expenses	489.7	14.0%	15.7%	486.2	14.3%	16.1%	3.5	0.7%
Merger expenses	7.0	0.2%	0.2%	—	—%	—%	7.0
Operating Expenses	3,119.5	89.1%		3,027.2	89.1%		92.3	3.0%
Operating Income	$382.7	10.9%		$371.7	10.9%		$11.0	3.0%
Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased $81.8 million in the first quarter of 2014 compared to the first quarter of 2013, reflecting growth in revenue and an increase in the use of freelance labor, but remained constant as a percentage of revenue.
Office and general expenses are less directly linked to changes in our revenue than salary and service costs. Office and general expenses increased $3.5 million in the first quarter of 2014 compared to the first quarter of 2013.
In the first quarter of 2014 we incurred $7.0 million of expenses in connection with the pending merger with Publicis, which are primarily comprised of professional fees. The merger expenses are shown as a separate component of operating expenses and we expect to incur additional merger expenses in 2014.
Operating margins were 10.9% in the first three months of 2014 and 2013 and EBITA margins were 11.6% and 11.7% for the first three months of 2014 and 2013, respectively. Excluding the merger expenses of $7.0 million, operating margins for 2014 increased to 11.1% from 10.9% in 2013 and EBITA margins for 2014 increased to 11.8% from 11.7% in 2013.

Net Interest Expense
Net interest expense decreased to $39.0 million in the first quarter of 2014, compared to $40.9 million in the first quarter of 2013. Interest expense decreased $1.3 million to $47.7 million. Interest income increased $0.6 million in the first quarter of 2014, compared to the first quarter of 2013.
Income Taxes
Our effective tax rate for the first quarter of 2014 increased to 33.8%, compared to 33.0% for the first quarter of 2013. Excluding the income tax effect of the merger expenses, which reflects the estimated impact of the non-deductibility of a significant portion of the merger expenses, our effective tax rate for 2014 was 33.2%, which approximates last year's rate.
Net Income Per Common Share - Omnicom Group Inc.
For the foregoing reasons, net income - Omnicom Group Inc. in the first quarter of 2014 increased $0.4 million, or 0.2%, to $205.5 million, compared to $205.1 million in the first quarter of 2013. Diluted net income per common share - Omnicom Group Inc. increased 1.3% to $0.77 in the first quarter of 2014, compared to $0.76 in the first quarter of 2013 due to the factors described above. Excluding the net effect of the merger expenses, net income - Omnicom Group Inc. for 2014 was $208.1 million and diluted net income per common share - Omnicom Group Inc. was $0.80.
CRITICAL ACCOUNTING POLICIES
For a more complete understanding of all of our accounting policies, our financial statements and the related management’s discussion and analysis of those results, readers are encouraged to consider this information together with our discussion of our critical accounting policies under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K.
NEW ACCOUNTING STANDARDS
See Note 3 to our unaudited condensed consolidated financial statements for additional information.
LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements, Including Contractual Obligations
Historically, the majority of our non-discretionary cash requirements have been funded from operating cash flow and cash on hand. Working capital is our principal non-discretionary funding requirement. In addition, we have contractual obligations related to our Senior Notes and Convertible Notes due July 31, 2032 (the “2032 Notes”), our recurring business operations, primarily related to lease obligations, as well as contingent purchase price obligations (earn-outs) for acquisitions made in prior years.
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
We have a seasonal cash requirement normally peaking during the first half of the year primarily due to the timing of payments, including incentive compensation, income taxes and contingent purchase price obligations. This typically results in a net borrowing requirement that decreases over the course of the year.
During the first three months of 2014, we used $430.3 million of cash in operations, which included cash used for operating capital of $742.3 million. Our discretionary spending for the first three months of 2014 was: capital expenditures of $42.5 million; dividends paid of $105.9 million; dividends paid to shareholders of noncontrolling interests of $24.8 million; repurchases of our common stock, net of proceeds from stock option exercises and stock sold to our employee stock purchase plan and related tax benefits, of $8.5 million; and, acquisition payments, net of cash acquired, of $11.9 million plus contingent purchase price obligations of $7.8 million and acquisition of additional shares of noncontrolling interests of $8.4 million.

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
Our cash and cash equivalents decreased $628.4 million to $2,082.1 million and our short-term investments decreased $11.2 million to $7.0 million from December 31, 2013, primarily to fund our seasonal working capital requirement. Short-term investments principally consist of time deposits with financial institutions that we expect to convert into cash within our current operating cycle, generally one year.
At March 31, 2014, our total cash and cash equivalents were $2.1 billion, of which our foreign subsidiaries held approximately $2.0 billion. The majority of this cash is available to us, net of any taxes payable upon repatriation to the United States. Changes in international tax rules or changes in U.S. tax rules and regulations covering international operations and foreign tax credits may affect our future reported financial results or the way we conduct our business.
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
Depending on market conditions at the time, we typically fund our day-to-day liquidity by issuing commercial paper, borrowing under our uncommitted lines of credit or borrowing under our Credit Agreement. At March 31, 2014, there were no outstanding commercial paper issuances or borrowings under the Credit Agreement.
Commercial paper activity for the quarters ended March 31, 2014 and 2013 was (dollars in millions):

	2014	2013

Average amount outstanding during the quarter	$390.9	$67.3
Maximum amount outstanding during the quarter	$770.0	$320.0
Total issuances during the quarter	$3,728.6	$1,127.0
Average days outstanding	9.4	5.4
Weighted average interest rate	0.27%	0.36%
At March 31, 2014, short-term borrowings of $7.5 million represent bank overdrafts and lines of credit of our international subsidiaries. These bank overdrafts and lines of credit are treated as unsecured loans pursuant to the agreements supporting the facilities.
The Credit Agreement contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA to no more than 3 times for the most recently ended 12-month period (under the Credit Agreement, EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At March 31, 2014, we were in compliance with these covenants, as our Leverage Ratio was 1.9 times and our Interest Coverage Ratio was 10.8 times. The Credit Agreement does not limit our ability to declare or pay dividends.

At March 31, 2014, the carrying value of our debt and amounts available under the Credit Agreement were (in millions):

	Debt	Available Credit

Short-term borrowings, due in less than one year	$7.5	$—
Commercial Paper issuances	—	—
Borrowings under the Credit Agreement	—	2,500.0
5.90% Senior Notes due April 15, 2016	1,000.0	—
6.25% Senior Notes due July 15, 2019	500.0	—
4.45% Senior Notes due August 15, 2020	1,000.0	—
3.625% Senior Notes due May 1, 2022	1,250.0
Convertible Notes due July 31, 2032	252.7	—
Other debt	0.5	—
	4,010.7	2,500.0
Unamortized premium (discount) on Senior Notes, net	14.4	—
Deferred gain from termination of interest rate swaps on Senior Notes due 2016	14.1	—
	$4,039.2	$2,500.0
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
On July 31, 2014, our 2032 Notes may be put back to us for cash and we have the right to redeem the 2032 Notes at any time on or after July 31, 2014. At March 31, 2014, the 2032 Notes are potentially convertible into 18.373 shares of our common stock per $1,000 principal amount, subject to normal anti-dilution adjustments. If the put right is exercised, $252.7 million could be due in 2014. At March 31, 2014, the 2032 Notes were classified as current in our balance sheet.
CREDIT RISK
We provide advertising, marketing and corporate communications services to several thousand clients who operate in nearly every industry sector of the global economy and in the normal course of business, we grant credit to qualified clients. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 2.8% of our revenue for the first three months of 2014 and no other client accounted for more than 2.4% of our revenue. However, during periods of economic downturn, the credit profiles of our clients could change.
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
Our 2013 Form 10-K provides a detailed discussion of the market risks affecting our operations. No material change has occurred in our market risks since the disclosure contained in our 2013 Form 10-K. See our discussion regarding current economic conditions in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Executive Summary and Liquidity and Capital Resources sections.
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2014, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision of management and with the participation of our CEO, CFO and our agencies, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of March 31, 2014. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in our 2013 Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2013, dated February 12, 2014.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A in our 2013 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock repurchase activity during the three months ended March 31, 2014 was:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 2014	292,876	$74.50	—	—
February 2014	6,650	$73.75	—	—
March 2014	838	$75.94	—	—
	300,364	$74.49	—	—
During the three months ended March 31, 2014, we withheld 300,364 shares from employees to satisfy estimated statutory income tax obligations related to stock option exercises and vesting of restricted stock. The value of the common stock withheld was based on the closing price of our common stock on the applicable exercise or vesting date. There were no purchases of our common stock in the open market during the three months ended March 31, 2014.
There were no unregistered sales of our equity securities during the three months ended March 31, 2014.

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

OMNICOM GROUP INC.
Dated:	April 22, 2014	/s/ RANDALL J. WEISENBURGER

Randall J. Weisenburger Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)