Form 10-Q
period 2014-06-30
OMNICOM GROUP INC.
filed 2014-07-22
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
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
________________________
As of July 15, 2014, there were 251,157,165 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

FOWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of the Company’s management as well as assumptions made by, and information currently available to the Company’s management. Forward-looking statements may be accompanied by words such as “aim,” “anticipate,” “believe,” “plan,” “could,” “would,” “should,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “will,” “possible,” “potential,” “predict,” “project” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside the Company’s control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include international, national or local economic, social or political conditions that could adversely affect the Company or its clients; losses on media purchases and production costs incurred on behalf of clients; reductions in client spending, a slowdown in client payments and changes in client communications requirements; failure to manage potential conflicts of interest between or among clients; unanticipated changes relating to competitive factors in the advertising, marketing and corporate communications industries; ability to hire and retain key personnel; ability to attract new clients and retain existing clients in the manner anticipated; reliance on information technology systems; changes in legislation or governmental regulations affecting the Company or its clients; conditions in the credit markets; risks associated with assumptions the Company makes in connection with its critical accounting estimates and legal proceedings; and the Company’s international operations, which are subject to the risks of currency fluctuation and currency repatriation restrictions. The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that affect the Company’s business, including those described in the “Risk Factors” in Omnicom's Annual Report on Form 10-K, Current Reports on Form 8-K and other documents filed from time to time with the SEC. Except as required under applicable law, the Company does not assume any obligation to update these forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,534.7	$2,710.5
Short-term investments, at cost	9.9	18.2
Accounts receivable, net of allowance for doubtful accounts of $30.6 and $32.6	6,499.2	6,632.6
Work in process	1,462.9	1,288.0
Other current assets	1,039.8	1,003.0
Total Current Assets	10,546.5	11,652.3
Property and Equipment at cost, less accumulated depreciation of $1,277.1 and $1,230.1	737.2	737.4
Equity Method Investments	155.9	131.8
Goodwill	9,092.4	8,916.0
Intangible Assets, net of accumulated amortization of $597.1 and $552.3	402.1	386.0
Other Assets	285.3	275.2
TOTAL ASSETS	$21,219.4	$22,098.7
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$8,015.4	$8,358.9
Customer advances	1,169.5	1,242.2
Current portion of debt	253.1	0.4
Short-term borrowings	24.7	5.9
Taxes payable	162.1	293.3
Other current liabilities	2,186.3	2,377.0
Total Current Liabilities	11,811.1	12,277.7
Long-Term Notes Payable	3,785.2	3,780.7
Convertible Debt	—	252.7
Long-Term Liabilities	733.7	685.1
Long-Term Deferred Tax Liabilities	745.1	832.6
Commitments and Contingent Liabilities (See Note 12)
Temporary Equity - Redeemable Noncontrolling Interests	195.7	202.0
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	59.6	59.6
Additional paid-in capital	854.3	817.1
Retained earnings	9,257.1	8,961.2
Accumulated other comprehensive income (loss)	(96.5)	(191.6)
Treasury stock, at cost	(6,618.2)	(6,063.9)
Total Shareholders’ Equity	3,456.3	3,582.4
Noncontrolling interests	492.3	485.5
Total Equity	3,948.6	4,067.9
TOTAL LIABILITIES AND EQUITY	$21,219.4	$22,098.7

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$3,870.9	$3,637.0	$7,373.0	$7,035.9
Operating Expenses	3,322.5	3,114.0	6,441.9	6,141.1
Operating Income	548.4	523.0	931.1	894.8
Interest Expense	45.5	49.2	93.1	98.2
Interest Income	11.8	8.5	20.4	16.5
Income Before Income Taxes and Income From Equity Method Investments	514.7	482.3	858.4	813.1
Income Tax Expense	160.3	163.6	276.5	272.7
Income From Equity Method Investments	4.0	2.9	4.6	6.1
Net Income	358.4	321.6	586.5	546.5
Net Income Attributed To Noncontrolling Interests	(33.2)	(32.1)	(55.8)	(51.8)
Net Income - Omnicom Group Inc.	$325.2	$289.5	$530.7	$494.7

Net Income Per Share - Omnicom Group Inc.:
Basic	$1.24	$1.09	$2.02	$1.86
Diluted	$1.23	$1.09	$2.00	$1.85

Dividends Declared Per Common Share	$0.50	$0.40	$0.90	$0.80

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income	$358.4	$321.6	$586.5	$546.5
Unrealized gain (loss) on available-for-sale securities, net of income taxes of $0.1 and $0.1 for the three months and $0.1 and $0.2 for the six months ended June 30, 2014 and 2013, respectively	0.1	0.1	0.2	0.3
Foreign currency translation adjustment, net of income taxes of $37.7 and ($63.5) for the three months and $53.3 and ($158.0) for the six months ended June 30, 2014 and 2013, respectively	73.3	(123.3)	103.5	(306.6)
Defined benefit pension and postemployment plans adjustment, net of income taxes of $0.9 and $1.1 for the three months and $1.8 and $2.4 for the six months ended June 30, 2014 and 2013, respectively	1.4	1.7	2.8	3.4
Other Comprehensive Income (Loss)	74.8	(121.5)	106.5	(302.9)
Comprehensive Income	433.2	200.1	693.0	243.6
Comprehensive Income Attributed to Noncontrolling Interests	(34.7)	(7.6)	(67.0)	(16.8)
Comprehensive Income - Omnicom Group Inc.	$398.5	$192.5	$626.0	$226.8

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$586.5	$546.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	93.1	91.3
Amortization of intangible assets	50.2	50.6
Amortization of deferred gain from termination of interest rate swaps	(3.6)	(3.6)
Income from equity method investments, net of dividends received	2.1	0.7
Provision for doubtful accounts	2.2	0.8
Share-based compensation	43.9	44.7
Excess tax benefit from share-based compensation	(15.0)	(28.8)
Change in operating capital	(946.9)	(635.7)
Net Cash (Used In) Provided By Operating Activities	(187.5)	66.5
Cash Flows from Investing Activities:
Payments to acquire property and equipment	(91.5)	(69.0)
Payments to acquire businesses and interests in affiliates, net of cash acquired	(50.2)	(22.2)
Proceeds from investments, net	9.5	13.9
Net Cash Used In Investing Activities	(132.2)	(77.3)
Cash Flows from Financing Activities:
Proceeds from short-term debt	18.3	6.9
Redemption of convertible debt	—	(406.7)
Payments of dividends	(211.8)	(106.7)
Payments for repurchases of common stock	(577.8)	(556.1)
Proceeds from stock plans	9.0	35.0
Payments for acquisition of additional noncontrolling interests	(21.0)	(5.4)
Payments of dividends to noncontrolling interest shareholders	(66.5)	(59.9)
Payments of contingent purchase price obligations	(43.7)	(31.8)
Excess tax benefit on share-based compensation	15.0	28.8
Other, net	(13.9)	(18.0)
Net Cash Used In Financing Activities	(892.4)	(1,113.9)
Effect of foreign exchange rate changes on cash and cash equivalents	36.3	(153.7)
Net Decrease in Cash and Cash Equivalents	(1,175.8)	(1,278.4)
Cash and Cash Equivalents at the Beginning of Period	2,710.5	2,678.3
Cash and Cash Equivalents at the End of Period	$1,534.7	$1,399.9

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Presentation of Financial Statements
The terms “Omnicom,” the “Company,” “we,” “our” and “us” each refer to Omnicom Group Inc. and our subsidiaries, unless the context indicates otherwise. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”) for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure have been condensed or omitted.
In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, in all material respects, of the information contained herein. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”). Results for the interim periods are not necessarily indicative of results that may be expected for the year.
2. Termination of Business Combination Agreement
On May 8, 2014, the Company and Publicis Groupe S.A. (“Publicis”) entered into a termination agreement (“Termination Agreement”) under which the Company and Publicis mutually agreed to terminate their proposed merger in view of difficulties in completing the transaction within a reasonable timeframe.
Under the Termination Agreement, the Company and Publicis mutually consented to terminate their Business Combination Agreement, dated July 27, 2013 (“Business Combination Agreement”), governing the proposed combination of the parties’ respective businesses, and mutually agreed to release each other from all claims, obligations and liabilities arising out of, in connection with or relating to the Business Combination Agreement. The Termination Agreement provided that no termination fee was payable by either party.
3. New Accounting Standards
On January 1, 2014 we adopted FASB ASU 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). Under ASU 2013-05 when a parent sells an investment in a foreign entity and ceases to have a controlling interest in that foreign entity, or a foreign subsidiary disposes of substantially all of its assets, or control of a foreign entity is obtained in which it held an equity interest before the acquisition date, the cumulative translation adjustment should be released into net income. The adoption of ASU 2013-05 did not have a significant impact on our results of operations or financial position.
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
On May 28, 2014 the FASB issued FASB ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 will be effective for fiscal years and interim periods beginning after December 15, 2016 and early application is not permitted. ASU 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented; or, recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. We will apply ASU 2014-09 on January 1, 2017. However, we are not yet in a position to assess the transition method we will choose, or the impact of the application on our results of operations or financial position.

4. Net Income per Common Share
The computation of basic and diluted net income per common share for the three and six months ended June 30, 2014 and 2013 is (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income Available for Common Shares:
Net income - Omnicom Group Inc.	$325.2	$289.5	$530.7	$494.7
Net income allocated to participating securities	(6.3)	(7.8)	(10.4)	(13.4)
	$318.9	$281.7	$520.3	$481.3
Weighted Average Shares:
Basic	256.2	257.7	257.7	259.4
Dilutive stock options, restricted shares and shares issuable for the conversion premium of convertible debt	2.0	1.5	2.1	1.3
Diluted	258.2	259.2	259.8	260.7

Anti-dilutive stock options and restricted shares	0.1	0.1	0.1	0.1

Net Income per Common Share - Omnicom Group Inc.:
Basic	$1.24	$1.09	$2.02	$1.86
Diluted	$1.23	$1.09	$2.00	$1.85
5. Goodwill and Intangible Assets
Goodwill and intangible assets at June 30, 2014 and December 31, 2013 were (in millions):

	2014			2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Goodwill	$9,683.0	$590.6	$9,092.4	$9,502.6	$586.6	$8,916.0
Intangible assets:
Purchased and internally developed software	$295.0	$226.8	$68.2	$283.2	$217.4	$65.8
Customer related and other	704.2	370.3	333.9	655.1	334.9	320.2
	$999.2	$597.1	$402.1	$938.3	$552.3	$386.0
We evaluate goodwill for impairment at least annually at the end of the second quarter of the year and whenever events or circumstances indicate the carrying value may not be recoverable. At June 30, 2014, we performed Step 1 of the annual impairment test and compared the fair value of each of our reporting units to its respective carrying value, including goodwill. Based on the results of our impairment test, we concluded that our goodwill was not impaired at June 30, 2014 because the fair value of each of our reporting units was substantially in excess of their respective net book value.
Changes in goodwill for the six months ended June 30, 2014 and 2013 were (in millions):

	2014	2013
January 1	$8,916.0	$8,844.2
Acquisitions	116.6	39.3
Dispositions	(1.5)	(7.1)
Foreign currency translation	61.3	(168.7)
June 30	$9,092.4	$8,707.7
There were no goodwill impairment losses recorded in the first six months of 2014 or 2013 and there are no accumulated goodwill impairment losses. Goodwill for acquisitions completed in 2014 and 2013 includes $26.8 million and $5.8 million, respectively, of goodwill attributed to noncontrolling interests in the acquired businesses.

6. Debt
Lines of Credit
We have a $2.5 billion line of credit (“Credit Agreement”) with a consortium of banks expiring on October 12, 2016. We have the ability to classify borrowings under the Credit Agreement as long-term. The Credit Agreement supports the issuance of up to $2.0 billion of commercial paper and such issuances reduce the amount available under the Credit Agreement. At June 30, 2014 and December 31, 2013 there were no outstanding commercial paper issuances or borrowings under the Credit Agreement. We also have uncommitted lines of credit aggregating $993.3 million and $1,051.5 million at June 30, 2014 and December 31, 2013, respectively.
Available and unused lines of credit at June 30, 2014 and December 31, 2013 were (in millions):

	2014	2013
Credit Agreement	$2,500.0	$2,500.0
Uncommitted lines of credit	993.3	1,051.5
Available and unused lines of credit	$3,493.3	$3,551.5
The Credit Agreement contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (under the Credit Agreement, EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At June 30, 2014, we were in compliance with these covenants, as our Leverage Ratio was 1.9 times and our Interest Coverage Ratio was 11.2 times. The Credit Agreement does not limit our ability to declare or pay dividends.
Short-Term Borrowings
Short-term borrowings of $24.7 million and $5.9 million at June 30, 2014 and December 31, 2013, respectively, represent bank overdrafts and credit lines of our international subsidiaries. The bank overdrafts and credit lines are treated as unsecured loans pursuant to the agreements supporting the facilities. Due to the short-term nature of these instruments, carrying value approximates fair value.
Long-Term Notes Payable
Long-term notes payable at June 30, 2014 and December 31, 2013 were (in millions):

	2014	2013
5.90% Senior Notes due April 15, 2016	$1,000.0	$1,000.0
6.25% Senior Notes due July 15, 2019	500.0	500.0
4.45% Senior Notes due August 15, 2020	1,000.0	1,000.0
3.625% Senior Notes due May 1, 2022	1,250.0	1,250.0
Other notes and loans	0.6	0.5
	3,750.6	3,750.5
Unamortized premium (discount) on Senior Notes, net	14.1	14.7
Adjustment to carrying value for interest rate swaps	20.9	15.9
	3,785.6	3,781.1
Less current portion	0.4	0.4
Long-term notes payable	$3,785.2	$3,780.7
On May 1, 2014, we entered into a series of interest rate swaps to hedge the risk of changes in the fair value of the $1.25 billion principal amount of our 3.625% Senior Notes due May 1, 2022 (“2022 Notes”) attributable to changes in the benchmark interest rate. Under the terms of the swaps, we receive fixed interest rate payments and pay a variable interest rate, based on LIBOR, on the total principal amount of the 2022 Notes. The swaps qualify as a hedge for accounting purposes and were designated as a fair value hedge on the 2022 Notes. The swaps have the economic effect of converting the 2022 Notes from fixed rate debt to floating rate debt. Gains and losses attributed to changes in the fair value of the interest rate swaps substantially offset changes in the fair value of the 2022 Notes attributed to changes in the benchmark interest rate. The net interest settlement is recorded in interest expense.

Convertible Debt
Convertible debt at June 30, 2014 and December 31, 2013 was (in millions):

	2014	2013
Convertible Notes due July 31, 2032	$252.7	$252.7
Less current portion	252.7	—
Convertible debt	$—	$252.7
On June 5, 2014, we called our Convertible Notes due July 31, 2032 (“2032 Notes”) for redemption on July 31, 2014 at a redemption price of 100% of the principal amount. As provided in the indenture governing the 2032 Notes, prior to redemption the noteholders have the right to convert their notes into shares of our common stock at a conversion rate of 18.463 shares per $1,000 principal amount at any time prior to July 29, 2014. Upon conversion, we will pay the principal amount of the notes in cash and the conversion premium in shares of our common stock. At June 30, 2014 the 2032 Notes are classified as current liabilities in our balance sheet.
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
Revenue and long-lived assets and goodwill by geographic area as of and for the periods ended June 30, 2014 and 2013 were (in millions):

	Americas	EMEA	Asia Pacific
2014
Revenue - Three months ended	$2,297.6	$1,171.8	$401.5
Revenue - Six months ended	4,381.4	2,231.1	760.5
Long-lived assets and goodwill	6,124.1	3,091.7	613.8
2013
Revenue - Three months ended	$2,160.7	$1,086.6	$389.7
Revenue - Six months ended	4,197.9	2,087.8	750.2
Long-lived assets and goodwill	6,062.7	2,759.3	572.8
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
8. Income Taxes
The effective tax rate for the six months ended June 30, 2014 reflects the recognition of an income tax benefit of $11.4 million related to previously incurred expenses for the proposed merger with Publicis. On May 8, 2014, the proposed merger with Publicis was terminated. Prior to the termination of the merger, the majority of the merger costs were capitalized for income tax purposes and the related tax benefits were not recorded. Because the merger was terminated, the merger costs were no longer required to be capitalized for income tax purposes.
At June 30, 2014, our unrecognized tax benefits were $131.2 million. Of this amount, approximately $58.8 million would affect our effective tax rate upon resolution of the uncertain tax positions.

9. Pension and Other Postemployment Benefits
Net periodic benefit cost is included in the salary and service costs component of operating expenses.
Defined Benefit Pension Plans
The components of net periodic benefit cost for the six months ended June 30, 2014 and 2013 were (in millions):

	2014	2013
Service cost	$3.6	$2.4
Interest cost	3.5	3.0
Expected return on plan assets	(1.5)	(1.3)
Amortization of prior service cost	2.2	1.6
Amortization of actuarial (gains) losses	1.1	2.3
	$8.9	$8.0
We contributed $0.5 million and $2.4 million to our defined benefit pension plans in the six months ended June 30, 2014 and 2013, respectively.
Postemployment Arrangements
The components of net periodic benefit cost for the six months ended June 30, 2014 and 2013 were (in millions):

	2014	2013
Service cost	$2.0	$2.2
Interest cost	2.2	2.0
Amortization of prior service cost	1.1	1.0
Amortization of actuarial (gains) losses	0.4	0.9
	$5.7	$6.1
10. Operating Expenses
Operating expenses for the three and six months ended June 30, 2014 and 2013 were (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Salary and service costs	$2,794.6	$2,607.1	$5,417.4	$5,148.1
Office and general expenses	526.1	506.9	1,015.7	993.0
Merger expenses	1.8	—	8.8	—
Operating expenses	$3,322.5	$3,114.0	$6,441.9	$6,141.1
For the six months ended June 30, 2014, we incurred $8.8 million of expenses in connection with the proposed merger with Publicis, which were primarily comprised of professional fees. On May 8, 2014, the proposed merger with Publicis was terminated.

11. Supplemental Cash Flow Data
The change in operating capital for the six months ended June 30, 2014 and 2013 was (in millions):

	2014	2013
(Increase) decrease in accounts receivable	$175.0	$134.4
(Increase) decrease in work in process and other current assets	(215.8)	(323.7)
Increase (decrease) in accounts payable	(378.8)	(298.6)
Increase (decrease) in customer advances and other current liabilities	(410.8)	(94.4)
Change in other assets and liabilities, net	(116.5)	(53.4)
	$(946.9)	$(635.7)

Income taxes paid	$345.5	$277.1
Interest paid	$100.5	$96.3
12. Commitments and Contingent Liabilities
In August 2013, several putative class actions challenging the proposed merger of Omnicom and Publicis were filed on behalf of Omnicom shareholders and named as defendants Omnicom and its board of directors, as well as Publicis and Publicis Omnicom Group. The suits alleged that the members of the Omnicom board breached their fiduciary duties by, among other things, approving a merger that was purportedly detrimental to Omnicom’s shareholders. The actions also alleged that Publicis aided and abetted the Omnicom board’s breach of their fiduciary duties. In October 2013, all the actions were consolidated with each other into one case. On May 8, 2014, the proposed merger of Omnicom and Publicis was terminated. On May 22, 2014, a stipulation of voluntary discontinuance was submitted to the Court.  The Court so-ordered the stipulation and dismissed the case on May 23, 2014.
In the ordinary course of business, we are involved in various other legal proceedings. We do not presently expect that these other proceedings will have a material adverse effect on our results of operations or financial position.

13. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 were (in millions):

2014	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$1,534.7			$1,534.7
Short-term investments	9.9			9.9
Available-for-sale securities	5.3			5.3
Foreign currency and interest rate derivative instruments		$9.8		9.8

Liabilities:
Foreign currency derivative instruments		$0.3		$0.3
Contingent interest derivative		0.7		0.7
Contingent purchase price obligations			$271.7	271.7

2013	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$2,710.5			$2,710.5
Short-term investments	18.2			18.2
Available-for-sale securities	4.9			4.9
Foreign currency derivative instruments		$2.2		2.2

Liabilities:
Foreign currency derivative instruments		$0.1		$0.1
Contingent interest derivative		2.1		2.1
Contingent purchase price obligations			$220.2	220.2
The changes in Level 3 contingent purchase price obligations for the six months ended June 30, 2014 and 2013 were (in millions):

	2014	2013
January 1	$220.2	$266.2
Acquisitions	90.8	19.2
Revaluation and interest	0.1	(5.7)
Payments	(43.7)	(31.8)
Foreign currency translation	4.3	(15.7)
June 30	$271.7	$232.2

The carrying amount and fair value of our financial instruments at June 30, 2014 and December 31, 2013 were (in millions):

	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$1,534.7	$1,534.7	$2,710.5	$2,710.5
Short-term investments	9.9	9.9	18.2	18.2
Available-for-sale securities	5.3	5.3	4.9	4.9
Foreign currency and interest rate derivative instruments	9.8	9.8	2.2	2.2
Cost method investments	23.5	23.5	22.2	22.2

Liabilities:
Short-term borrowings	$24.7	$24.7	$5.9	$5.9
Foreign currency derivative instruments	0.3	0.3	0.1	0.1
Contingent interest derivative	0.7	0.7	2.1	2.1
Contingent purchase price obligations	271.7	271.7	220.2	220.2
Debt	4,038.3	4,398.3	4,033.8	4,302.7
The estimated fair value of the foreign currency and interest rate derivative instruments is determined using model-derived valuations, taking into consideration foreign currency rates for the foreign currency derivatives, readily observable inputs for LIBOR interest rates and yield curves to derive the present value of the future cash flows for the interest rate swap derivatives and counterparty credit risk for each. The estimated fair value of the contingent purchase price obligations is calculated in accordance with the terms of each acquisition agreement and is appropriately discounted. The fair value of debt is based on quoted market prices.
14. Changes in Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2014 and 2013 were (in millions):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Defined Benefit Pension and Postemployment Plans	Foreign Currency Translation	Total
January 1, 2014	$(1.6)	$(68.8)	$(121.2)	$(191.6)
Other comprehensive income before reclassifications	0.2	—	92.1	92.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	2.8	—	2.8
Other comprehensive income	0.2	2.8	92.1	95.1
June 30, 2014	$(1.4)	$(66.0)	$(29.1)	$(96.5)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Defined Benefit Pension and Postemployment Plans	Foreign Currency Translation	Total
January 1, 2013	$(2.0)	$(89.8)	$(37.7)	$(129.5)
Other comprehensive income (loss) before reclassifications	0.3	—	(271.6)	(271.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3.4	—	3.4
Other comprehensive income (loss)	0.3	3.4	(271.6)	(267.9)
June 30, 2013	$(1.7)	$(86.4)	$(309.3)	$(397.4)

Reclassifications from accumulated other comprehensive income (loss) for the six months ended June 30, 2014 and 2013 were (in millions):

	2014	2013
Amortization of defined benefit pension and postemployment plans:
Prior service cost	$3.3	$2.6
Actuarial (gains) losses	1.5	3.2
Net periodic benefit cost (see Note 9)	4.8	5.8
Income tax expense	2.0	2.4
Net of income taxes	$2.8	$3.4
15. Subsequent Events
We have evaluated events subsequent to the balance sheet date and determined there have not been any events that have occurred that would require adjustment to or disclosure in our unaudited condensed consolidated financial statements.

ITEM 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
TERMINATION OF BUSINESS COMBINATION AGREEMENT
On May 8, 2014, the Company and Publicis Groupe S.A., or Publicis, entered into a termination agreement, or Termination Agreement, under which the Company and Publicis mutually agreed to terminate their proposed merger in view of difficulties in completing the transaction within a reasonable timeframe.
Under the Termination Agreement, the Company and Publicis mutually consented to terminate their Business Combination Agreement, dated July 27, 2013, or Business Combination Agreement, governing the proposed combination of the parties’ respective businesses, and mutually agreed to release each other from all claims, obligations and liabilities arising out of, in connection with or relating to the Business Combination Agreement. The Termination Agreement provided that no termination fee was payable by either party.
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
As a leading global advertising, marketing and corporate communications company, we operate in all major markets around the world and have a large and diverse client base. For the six months ended June 30, 2014, our largest client accounted for 2.7% of our revenue and no other client accounted for more than 2.5% of our revenue. Our top 100 clients accounted for approximately 51% of our revenue for the six months ended June 30, 2014. Our business is spread across a number of industry sectors with no one industry comprising more than 14% of our revenue for the six months ended June 30, 2014. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
As described in more detail below, in the first six months of 2014 our revenue increased 4.8% compared to the first six months of 2013. Revenue increased in the United States and Europe, which was favorably impacted by the weakening of the U.S. Dollar. Revenue also increased in the rest of the world, but the rate of growth was negatively impacted by the strengthening of the U.S. Dollar.
Global economic conditions have a direct impact on our business and financial performance. In particular, current global economic conditions pose a risk that our clients may reduce future spending on advertising and marketing services which could reduce the demand for our services. In the first six months of 2014, the United States experienced modest economic growth and the major economies of Asia and Latin America continued to expand. While economic conditions in the Euro Zone began to stabilize in the second half of 2013, the continuing fiscal issues faced by many countries in the European Union have caused economic difficulty in certain of our Euro Zone markets. We will continue to closely monitor economic conditions, client revenue levels and other factors and, in response to reductions in our client revenue, if necessary, we will take actions available to us to align our cost structure and manage working capital. There can be no assurance whether, or to what extent, our efforts to mitigate any impact of future economic conditions, reductions in our client revenue, changes in client creditworthiness and other developments will be effective.
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
Given our size and breadth, we manage our business by monitoring several financial indicators. The key indicators that we focus on are revenue and operating expenses. We analyze revenue growth by reviewing the components and mix of the growth, including growth by principal regional market, growth by marketing discipline, impact from foreign currency fluctuations, growth from acquisitions and growth from our largest clients. In recent years, our revenue has been divided almost evenly between our domestic and international operations.
For the quarter ended June 30, 2014, our revenue increased 6.4% compared to the quarter ended June 30, 2013. Changes in foreign exchange rates increased revenue 0.7%, acquisitions net of dispositions reduced revenue 0.1% and organic growth increased revenue 5.8%. Across our principal regional markets, revenue increased 6.6% in North America, 8.3% in Europe and 2.7% in Asia and Latin America. The revenue increase in Europe was primarily the result of a weakening of the U.S. Dollar against the British Pound and Euro. Revenue increased in Asia and Latin America, compared to 2013, but the rate of growth was negatively impacted by the strengthening of the U.S. Dollar against the currencies in those markets. The change in revenue in the second quarter of 2014 compared to the second quarter of 2013 in our four fundamental disciplines was: advertising increased 10.9%, CRM increased 3.0%, public relations increased 6.2% and specialty communications decreased 5.2%.
For the six months ended June 30, 2014, our revenue increased 4.8% compared to the six months ended June 30, 2013. Changes in foreign exchange rates increased revenue 0.1%, acquisitions net of dispositions reduced revenue 0.4% and organic growth increased revenue 5.1%. Across our principal regional markets, revenue increased 4.7% in North America, 7.2% in Europe and 0.5% in Asia and Latin America. The revenue increase in Europe was primarily the result of a weakening of the U.S. Dollar against the British Pound and Euro. Revenue increased in Asia and Latin America, compared to 2013, but the rate of growth was negatively impacted by the strengthening of the U.S. Dollar against the currencies in those markets. The change in revenue in the first six months of 2014 compared to the first six months of 2013 in our four fundamental disciplines was: advertising increased 7.0%, CRM increased 3.7%, public relations increased 4.3% and specialty communications decreased 3.4%.
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
Salary and service costs tend to fluctuate in conjunction with changes in revenue. In the second quarter of 2014, salary and service costs increased $187.5 million compared to the second quarter of 2013 and in the first six months of 2014, salary and service costs increased $269.3 million compared to the first six months of 2013.
Office and general expenses are less directly linked to changes in our revenue than salary and service costs. In the second quarter of 2014, office and general expenses increased $19.2 million compared to the second quarter of 2013 and in the first six months of 2014, office and general expenses increased $22.7 million compared to the first six months of 2013.
In the second quarter and in the six months of 2014, we incurred $1.8 million and $8.8 million, respectively, of expenses in connection with the proposed merger with Publicis, which were primarily comprised of professional fees. On May 8, 2014, the proposed merger with Publicis was terminated.
Operating margins decreased to 14.2% in second quarter of 2014 from 14.4% in second quarter of 2013 and operating margins decreased to 12.6% for the first six months of 2014 from 12.7% in 2013. Excluding the merger expenses of $8.8 million, operating margins for the first six months of 2014 remained flat at 12.7%.

In the second quarter of 2014, net interest expense decreased to $33.7 million from $40.7 million in the second quarter of 2013 and in the first six months of 2014, net interest expense decreased to $72.7 million from $81.7 million in the first six months of 2013. Interest expense decreased $3.7 million to $45.5 million in the second quarter of 2014 and interest expense decreased $5.1 million to $93.1 million in the first six months of 2014. The decrease in interest expense primarily resulted from the interest rate swaps on our 3.625% Senior Notes due May 1, 2022, or 2022 Notes, entered into on May 1, 2014.
For the second quarter of 2014, our effective tax rate decreased to 31.1%, compared to 33.9% for the second quarter of 2013 and for the first six months of 2014 our effective tax rate decreased to 32.2%, compared to 33.5% for the first six months of 2013. The effective tax rate for the second quarter and the first six months of 2014 reflects the recognition of an income tax benefit of approximately $11 million related to previously incurred expenses for the proposed merger with Publicis. On May 8, 2014, the proposed merger with Publicis was terminated. Prior to the termination of the merger, the majority of the merger costs were capitalized for income tax purposes and the related tax benefits were not recorded. Because the merger was terminated, the merger costs were no longer required to be capitalized for income tax purposes. Excluding the income tax benefit, our effective tax rate for the second quarter of 2014 was 33.2% compared to 33.9% for the second quarter of 2013 and our effective tax rate for the first six months of 2014 was 33.2% compared to 33.5% for the first six months of 2013.
Net income - Omnicom Group Inc. in the second quarter of 2014 increased $35.7 million, or 12.3%, to $325.2 million from $289.5 million in the second quarter of 2013 and net income - Omnicom Group Inc. in the first six months of 2014 increased $36.0 million, or 7.3%, to $530.7 million from $494.7 million in the first six months of 2013. The period-over-period increase is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 12.8% to $1.23 in the second quarter of 2014, compared to $1.09 in the second quarter of 2013 and diluted net income per common share - Omnicom Group Inc. increased 8.1% to $2.00 for the first six months of 2014, compared to $1.85 for the first six months of 2013 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding. The reduction in our weighted average common shares outstanding was the result of repurchases of our common stock, net of stock option exercises and shares issued under our employee stock purchase plan. Beginning in the second quarter of 2014, after the termination of the proposed merger with Publicis, we resumed repurchases of our common stock in the open market. Excluding the after-tax effect of the merger expenses, net income - Omnicom Group Inc. for the second quarter of 2014 was $315.8 million and diluted net income per common share - Omnicom Group Inc. was $1.20 and net income - Omnicom Group Inc. for the first six months of 2014 was $528.1 million and diluted net income per common share - Omnicom Group Inc. was $1.99.

RESULTS OF OPERATIONS - Second Quarter 2014 Compared to Second Quarter 2013 (in millions):

	2014	2013
Revenue	$3,870.9	$3,637.0
Operating Expenses:
Salary and service costs	2,794.6	2,607.1
Office and general expenses	527.9	506.9
Total Operating Expenses	3,322.5	3,114.0
Add back: Amortization of intangible assets	25.8	25.3
	3,296.7	3,088.7
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	574.2	548.3
EBITA Margin - %	14.8%	15.1%
Deduct: Amortization of intangible assets	25.8	25.3
Operating Income	548.4	523.0
Operating Margin - %	14.2%	14.4%
Interest Expense	45.5	49.2
Interest Income	11.8	8.5
Income Before Income Taxes and Income From Equity Method Investments	514.7	482.3
Income Tax Expense	160.3	163.6
Income From Equity Method Investments	4.0	2.9
Net Income	358.4	321.6
Net Income Attributed To Noncontrolling Interests	(33.2)	(32.1)
Net Income - Omnicom Group Inc.	$325.2	$289.5
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
Revenue
In the second quarter of 2014, revenue increased $233.9 million, or 6.4%, to $3,870.9 million from $3,637.0 million in the second quarter of 2013. Changes in foreign exchange rates increased revenue $25.8 million, acquisitions net of dispositions reduced revenue $4.6 million and organic growth increased revenue $212.7 million.
The components of the second quarter of 2014 revenue change in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%

Quarter ended June 30, 2013	$3,637.0		$1,904.0		$1,733.0
Components of revenue change:
Foreign exchange impact	25.8	0.7%	—	—%	25.8	1.5%
Acquisitions, net of dispositions	(4.6)	(0.1)%	(18.4)	(1.0)%	13.8	0.8%
Organic growth	212.7	5.8%	167.7	8.8%	45.0	2.6%
Quarter ended June 30, 2014	$3,870.9	6.4%	$2,053.3	7.8%	$1,817.6	4.9%
The components and percentages are calculated as follows:

•
The foreign exchange impact is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $3,845.1 million for the Total column). The foreign exchange impact equals the difference between the current period revenue in U.S. Dollars and the current period revenue in constant currency ($3,870.9 million less $3,845.1 million for the Total column).

•
The acquisition component is calculated by aggregating the applicable prior period revenue of the acquired businesses, less revenue of any business included in the prior period revenue that was disposed of subsequent to the period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($3,637.0 million for the Total column).
For the second quarter of 2014, changes in foreign exchange rates increased revenue 0.7%, or $25.8 million, compared to the second quarter of 2013. The most significant impacts resulted from the weakening of the U.S. Dollar against the British Pound and Euro, partially offset by the strengthening of the U.S. Dollar against the Australian Dollar, Brazilian Real, Canadian Dollar, and Russian Rouble.
Assuming exchange rates at July 15, 2014 remain unchanged, we expect foreign exchange impacts to have a marginally positive impact on 2014 revenue.
Revenue for the second quarter 2014 and the percentage change in revenue and organic growth from the second quarter of 2013 in our principal regional markets were (in millions):

	Revenue	% Change	% Organic Growth
Americas:
North America	$2,184.9	6.6%	7.9%
Latin America	112.7	1.7%	7.8%
EMEA:
Europe	1,108.7	8.3%	2.1%
Middle East and Africa	63.1	(0.2)%	2.0%

Asia Pacific	401.5	3.0%	5.1%
	$3,870.9	6.4%	5.8%
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change through the first six months of 2014 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Revenue from our largest client represented 2.5% and 2.8% of our revenue for the second quarter of 2014 and 2013, respectively. No other client represented more than 2.5% of revenue for the second quarter of 2014 and 2013. Our ten largest and 100 largest clients represented 17.9% and 50.5% of our revenue for the second quarter of 2014, respectively, and 19.3% and 52.5% of our revenue for the second quarter of 2013, respectively.
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

Revenue for the second quarter of 2014 and 2013 and the percentage change in revenue and organic growth from the second quarter of 2013 by discipline were (in millions):

	Three Months Ended June 30,
	2014		2013		2014 vs. 2013
	$	% of Revenue	$	% of Revenue	$	% Change	% Organic Growth

Advertising	$1,944.6	50.2%	$1,754.0	48.2%	$190.6	10.9%	10.5%
CRM	1,298.3	33.6%	1,261.0	34.7%	37.3	3.0%	1.1%
Public relations	357.0	9.2%	336.1	9.2%	20.9	6.2%	4.1%
Specialty communications	271.0	7.0%	285.9	7.9%	(14.9)	(5.2)%	0.2%
	$3,870.9		$3,637.0		$233.9	6.4%	5.8%
We operate in a number of industry sectors. The percentage of our revenue by industry sector for the second quarter of 2014 and 2013 was:

Industry	2014	2013

Food and Beverage	13.1%	13.7%
Consumer Products	9.8%	10.1%
Pharmaceuticals and Health Care	9.8%	10.4%
Financial Services	7.0%	7.4%
Technology	8.4%	9.1%
Auto	7.8%	7.9%
Travel and Entertainment	5.7%	5.5%
Telecommunications	5.5%	6.4%
Retail	6.5%	5.9%
Other	26.4%	23.6%
Looking ahead to the remainder of the year, barring unforeseen events and excluding the impact from changes in foreign exchange rates, as a result of continued strong operating performance by many of our agencies and new business activities, we expect our revenue to increase modestly in excess of the weighted average nominal GDP growth in our major markets.
Operating Expenses
Operating expenses for the second quarter of 2014 compared to the second quarter of 2013 were (in millions):

	Three Months Ended June 30,
	2014			2013			2014 vs. 2013
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change

Revenue	$3,870.9			$3,637.0			$233.9	6.4%
Operating Expenses:
Salary and service costs	2,794.6	72.2%	84.1%	2,607.1	71.7%	83.7%	187.5	7.2%
Office and general expenses	527.9	13.6%	15.9%	506.9	13.9%	16.3%	21.0	4.1%
Operating Expenses	3,322.5	85.8%		3,114.0	85.6%		208.5	6.7%
Operating Income	$548.4	14.2%		$523.0	14.4%		$25.4	4.9%
Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased $187.5 million in the second quarter of 2014, compared to the second quarter of 2013 reflecting growth in revenue and increases related to changes in the mix of our business during the period, including increased use of freelance labor.

Office and general expenses are less directly linked to changes in our revenue than salary and service costs. Office and general expenses increased $21.0 million in the second quarter of 2014, compared to the second quarter of 2013, but decreased as a percentage of revenue reflecting our continuing efforts to control the cost structures of our agencies.
In the second quarter of 2014 we incurred $1.8 million of expenses in connection with the proposed merger with Publicis, which were primarily comprised of professional fees, and are included in office and general expenses. On May 8, 2014, the proposed merger with Publicis was terminated.
Operating income for the second quarter of 2014 increased 4.9%, compared to the second quarter of 2013. Operating margins decreased to 14.2% in 2014 from 14.4% in 2013 and EBITA margins decreased to 14.8% in the second quarter of 2014 from 15.1% in the second quarter of 2013.
Net Interest Expense
Net interest expense decreased to $33.7 million in the second quarter of 2014, compared to $40.7 million in the second quarter of 2013. Interest expense decreased $3.7 million to $45.5 million. The reduction in interest expense is primarily a result of the interest rate swaps on the 2022 Notes. Interest income increased $3.3 million in the second quarter of 2014.
Income Taxes
Our effective tax rate for the second quarter of 2014 decreased to 31.1%, compared to 33.9% for the second quarter of 2013. The effective tax rate for the second quarter of 2014 reflects the recognition of an income tax benefit of $11.2 million related to previously incurred expenses for the proposed merger with Publicis. On May 8, 2014, the proposed merger with Publicis was terminated. Prior to the termination of the merger, the majority of the merger costs were capitalized for income tax purposes and the related tax benefits were not recorded. Because the merger was terminated, the merger costs were no longer required to be capitalized for income tax purposes. Excluding the income tax benefit of $11.2 million, our effective tax rate for the second quarter of 2014 was 33.2% compared to 33.9% in 2013.
Net Income Per Common Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. for the second quarter of 2014 increased $35.7 million, or 12.3%, to $325.2 million, compared to $289.5 million in the second quarter of 2013. The period-over-period increase is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 12.8% to $1.23 in the second quarter of 2014 compared to $1.09 in the second quarter of 2013 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding. The reduction in our weighted average common shares outstanding was the result of repurchases of our common stock, net of stock option exercises and shares issued under our employee stock purchase plan. Beginning in the second quarter of 2014, after the termination of the proposed merger with Publicis, we resumed repurchases of our common stock in the open market. Excluding the after-tax effect of the merger expenses, net income - Omnicom Group Inc. for the second quarter of 2014 was $315.8 million and diluted net income per common share - Omnicom Group Inc. was $1.20.

RESULTS OF OPERATIONS - First Six Months of 2014 Compared to First Six Months of 2013 (in millions):

	2014	2013
Revenue	$7,373.0	$7,035.9
Operating Expenses:
Salary and service costs	5,417.4	5,148.1
Office and general expenses	1,024.5	993.0
Total Operating Expenses	6,441.9	6,141.1
Add back: Amortization of intangible assets	50.2	50.6
	6,391.7	6,090.5
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	981.3	945.4
EBITA Margin - %	13.3%	13.4%
Deduct: Amortization of intangible assets	50.2	50.6
Operating Income	931.1	894.8
Operating Margin - %	12.6%	12.7%
Interest Expense	93.1	98.2
Interest Income	20.4	16.5
Income Before Income Taxes and Income From Equity Method Investments	858.4	813.1
Income Tax Expense	276.5	272.7
Income From Equity Method Investments	4.6	6.1
Net Income	586.5	546.5
Net Income Attributed To Noncontrolling Interests	(55.8)	(51.8)
Net Income - Omnicom Group Inc.	$530.7	$494.7
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
Revenue
In the first six months of 2014, revenue increased $337.1 million, or 4.8%, to $7,373.0 million from $7,035.9 million in the first six months of 2013. Changes in foreign exchange rates increased revenue $3.6 million, acquisitions net of dispositions reduced revenue $26.6 million and organic growth increased revenue $360.1 million.
The components of the first six months of 2014 revenue change in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
Six months ended June 30, 2013	$7,035.9		$3,695.6		$3,340.3
Components of revenue change:
Foreign exchange impact	3.6	0.1%	—	—%	3.6	0.1%
Acquisitions, net of dispositions	(26.6)	(0.4)%	(46.6)	(1.3)%	20.0	0.6%
Organic growth	360.1	5.1%	268.3	7.3%	91.8	2.8%
Six months ended June 30, 2014	$7,373.0	4.8%	$3,917.3	6.0%	$3,455.7	3.5%
The components and percentages are calculated as follows:

•
The foreign exchange impact is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $7,369.4 million for the Total column). The foreign exchange impact equals the difference between the current period revenue in U.S. Dollars and the current period revenue in constant currency ($7,373.0 million less $7,369.4 million for the Total column).

•
The acquisition component is calculated by aggregating the applicable prior period revenue of the acquired businesses, less revenue of any business included in the prior period revenue that was disposed of subsequent to the period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($7,035.9 million for the Total column).
In the first six months of 2014, changes in foreign exchange rates increased revenue 0.1%, or $3.6 million, compared to the first six months of 2013. The most significant impacts resulted from the weakening of the U.S. Dollar against the British Pound and Euro, substantially offset by the strengthening of the U.S. Dollar against the Australian Dollar, Brazilian Real, Canadian Dollar, Japanese Yen and Russian Rouble.
Revenue for the first six months of 2014 and the percentage change in revenue and organic growth from the first six months of 2013 in our principal regional markets were (in millions):

	Revenue	% Change	% Organic Growth
Americas:
North America	$4,177.9	4.7%	6.4%
Latin America	203.5	(2.6)%	7.6%
EMEA:
Europe	2,112.3	7.2%	2.2%
Middle East and Africa	118.8	0.7%	4.2%

Asia Pacific	760.5	1.4%	5.4%
	$7,373.0	4.8%	5.1%
Revenue from our largest client represented 2.7% and 2.6% of our revenue for the first six months of 2014 and 2013, respectively. No other client represented more than 2.5% and 2.6% of revenue for the first six months of 2014 and 2013, respectively. Our ten largest and 100 largest clients represented 18.1% and 50.7% of our revenue for the first six months of 2014, respectively and 19.1% and 52.1% of our revenue for the first six months of 2013, respectively.
Revenue for the first six months of 2014 and 2013 and the percentage change in revenue and organic growth by discipline were (in millions):

	Six Months Ended June 30,
	2014		2013		2014 vs. 2013
	$	% of Revenue	$	% of Revenue	$	% Change	% Organic Growth
Advertising	$3,638.1	49.3%	$3,401.0	48.3%	$237.1	7.0%	7.8%
CRM	2,528.8	34.3%	2,438.6	34.7%	90.2	3.7%	2.7%
Public relations	682.5	9.3%	654.5	9.3%	28.0	4.3%	2.7%
Specialty communications	523.6	7.1%	541.8	7.7%	(18.2)	(3.4)%	2.5%
	$7,373.0		$7,035.9		$337.1	4.8%	5.1%

We operate in a number of industry sectors. The percentage of our revenue by industry sector for the first six months of 2014 and 2013 was:

Industry	2014	2013
Food and Beverage	13.3%	13.6%
Consumer Products	9.6%	9.9%
Pharmaceuticals and Health Care	9.8%	10.2%
Financial Services	7.0%	7.3%
Technology	8.5%	9.1%
Auto	8.0%	8.0%
Travel and Entertainment	5.6%	5.4%
Telecommunications	5.5%	6.5%
Retail	6.5%	5.9%
Other	26.2%	24.1%
Operating Expenses
Operating expenses for the first six months of 2014 compared to the first six months of 2013 were (in millions):

	Six Months Ended June 30,
	2014			2013			2014 vs. 2013
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change
Revenue	$7,373.0			$7,035.9			$337.1	4.8%
Operating Expenses:
Salary and service costs	5,417.4	73.5%	84.1%	5,148.1	73.2%	83.8%	269.3	5.2%
Office and general expenses	1,024.5	13.9%	15.9%	993.0	14.1%	16.2%	31.5	3.2%
Operating Expenses	6,441.9	87.4%		6,141.1	87.3%		300.8	4.9%
Operating Income	$931.1	12.6%		$894.8	12.7%		$36.3	4.1%
Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased $269.3 million for the first six months of 2014, compared to the first six months of 2013 reflecting growth in revenue and increases related to changes in the mix of our business during the period, including increased use of freelance labor.
Office and general expenses are less directly linked to changes in our revenue than salary and service costs. Office and general expenses increased $31.5 million in the first six months of 2014, compared to the first six months of 2013, but decreased as a percentage of revenue reflecting our continuing efforts to control the cost structures of our agencies.
In the first six months of 2014 we incurred $8.8 million of expenses in connection with the proposed merger with Publicis, which were primarily comprised of professional fees, and are included in office and general expenses. On May 8, 2014, the proposed merger with Publicis was terminated.
Operating income for first six months of 2014 increased 4.1%, compared to the first six months of 2013. Operating margins decreased to 12.6% in 2014 from 12.7% in 2013 and EBITA margins decreased to 13.3% from 13.4%. Excluding the merger expenses of $8.8 million, operating margins and EBITA margins for the first six months of 2014 remained flat at 12.7% and 13.4%, respectively.
Net Interest Expense
Net interest expense decreased to $72.7 million in the first six months of 2014, compared to $81.7 million in the first six months of 2013. Interest expense decreased $5.1 million to $93.1 million. The reduction in interest expense is primarily a result of the interest rate swaps on the 2022 Notes. Interest income increased $3.9 million in the first six months of 2014.

Income Taxes
Our effective tax rate for the first six months of 2014 decreased to 32.2% compared to 33.5% for the first six months of 2013. The effective tax rate for the first six months of 2014 reflects the recognition of an income tax benefit of $11.4 million related to previously incurred expenses for the proposed merger with Publicis. On May 8, 2014, the proposed merger with Publicis was terminated. Prior to the termination of the merger, the majority of the merger costs were capitalized for income tax purposes and the related tax benefits were not recorded. Because the merger was terminated, the merger costs were no longer required to be capitalized for income tax purposes. Excluding the income tax benefit of $11.4 million, our effective tax rate for the first six months of 2014 was 33.2% compared to 33.5% in 2013.
Net Income Per Common Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. for the first six months of 2014 increased $36.0 million, or 7.3%, to $530.7 million, compared to $494.7 million for the first six months of 2013. The period-over-period increase is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 8.1% to $2.00 for the first six months of 2014, compared to $1.85 for the first six months of 2013 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding. The reduction in our weighted average common shares outstanding was the result of repurchases of our common stock, net of stock option exercises and shares issued under our employee stock purchase plan. Beginning in the second quarter of 2014, after the termination of the proposed merger, we resumed repurchases of our common stock in the open market. Excluding the after-tax effect of the merger expenses, net income - Omnicom Group Inc. for the first six months of 2014 was $528.1 million and diluted net income per common share - Omnicom Group Inc. was $1.99.

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
The range of assumptions used for the long-term growth rate and WACC in our evaluations as of June 30, 2014 and 2013 were:

	June 30,
	2014	2013
Long-Term Growth Rate	4%	4%
WACC	9.9% - 10.6%	10.1% - 10.7%

Long-term growth rate represents our estimate of the long-term growth rate for our industry and the markets of the global economy we operate in. The average historical revenue growth rate of our reporting units for the past ten years was approximately 5.6% and the Average Nominal GDP growth of the countries comprising our major markets that account for substantially all of our revenue was 4.2% over the same period. We considered this history when determining the long-term growth rates used in our annual impairment test at June 30, 2014. We believe marketing expenditures over the long term have a high correlation to GDP. We also believe, based on our historical performance, that our long-term growth rate will exceed Average Nominal GDP growth in the markets we operate in. For our annual test as of June 30, 2014, we used an estimated long-term growth rate of 4% for our reporting units.
When performing our annual impairment test as of June 30, 2014 and estimating the future cash flows of our reporting units, we considered the current macroeconomic environment, as well as industry and market specific conditions at mid-year 2014. In the first half of 2014, we experienced an increase in our revenue of 5.1%, which excludes growth from acquisitions and the impact from changes in foreign exchange rates. While economic conditions in the Euro Zone began to stabilize in the second half of 2013, the continuing fiscal issues faced by many countries in the European Union has caused economic difficulty in certain of our Euro Zone markets. We considered the effect of these conditions in our annual impairment test.
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
Goodwill Impairment Review - Conclusion
Under U.S. GAAP, we have the option of either assessing qualitative factors to determine whether it is more-likely-than-not that the carrying value of our reporting units exceeds their respective fair value or proceeding directly to Step 1 of the goodwill impairment test. Although not required, we performed Step 1 of the annual impairment test and compared the fair value of each of our reporting units to its respective carrying value, including goodwill. Based on the results of our impairment test, we concluded that our goodwill was not impaired at June 30, 2014, because the fair value of each of our reporting units was substantially in excess of their respective net book value. The minimum decline in fair value that one of our reporting units would need to experience in order to fail Step 1 of the goodwill impairment test was approximately 70%. Notwithstanding our belief that the assumptions we used in our impairment testing for our WACC and long-term growth rate are reasonable, we performed a sensitivity analysis for each of our reporting units. The results of this sensitivity analysis on our impairment test as of June 30, 2014 revealed that if the WACC increased by 1% and/or the long-term growth rate decreased by 1%, the fair value of each of our reporting units would continue to be substantially in excess of their respective net book values and would pass Step 1 of the impairment test.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements
Historically, the majority of our non-discretionary cash requirements have been funded from operating cash flow and cash on hand. Working capital is our principal non-discretionary funding requirement. In addition, we have contractual obligations related to our Senior Notes and Convertible Notes due July 31, 2032, or 2032 Notes, our recurring business operations, primarily related to lease obligations, as well as contingent purchase price obligations (earn-outs) for acquisitions made in prior years.
Our principal discretionary cash uses include dividend payments, capital expenditures, payments for strategic acquisitions and repurchases of our common stock. In the second quarter of 2014, following the termination of the proposed merger with Publicis, we resumed repurchases of our common stock. Our discretionary spending is funded from operating cash flow and cash on hand. In addition, depending on the level of our discretionary activity and conditions in the capital markets, we may use other available sources of funding, such as issuing commercial paper, borrowing under our Credit Agreement or other long-term borrowings to finance these activities. For the remainder of 2014, we expect that we should be able to fund both our non-discretionary cash requirements and our discretionary spending without incurring additional long-term debt. However, we may access the capital markets at any time if favorable conditions exist.
We have a seasonal cash requirement normally peaking during the first half of the year primarily due to the timing of payments for incentive compensation, income taxes and contingent purchase price obligations. This typically results in a net borrowing requirement that decreases over the course of the year.
During the first six months of 2014, we used $187.5 million of cash for operations, which included cash used for operating capital of $946.9 million. Our discretionary spending during the first six months of 2014 was: capital expenditures of $91.5 million; dividends paid of $211.8 million; dividends paid to shareholders of noncontrolling interests of $66.5 million; repurchases of our common stock, net of proceeds from stock option exercises and related tax benefits and common stock sold to our employee stock purchase plan, of $553.8 million; and, acquisition payments, net of cash acquired, of $50.2 million plus contingent purchase price obligations of $43.7 million and acquisition of additional shares of noncontrolling interests of $21.0 million.
On May 20, 2014, we increased the quarterly cash dividend on our common stock to $0.50 per share.
Cash Management
We manage our cash and liquidity centrally through our regional treasury centers in North America, Europe and Asia. The treasury centers are managed by our wholly-owned finance subsidiaries. Each day, operations with excess funds invest these funds with their regional treasury center. Likewise, operations that require funds borrow from their regional treasury center. The treasury centers aggregate the net position which is either invested with or borrowed from third parties. To the extent that our treasury centers require liquidity, they have the ability to access local currency uncommitted lines of credit, the Credit Agreement or issue up to a total of $2.0 billion of U.S. Dollar-denominated commercial paper. This process enables us to manage our debt balances more efficiently and utilize our cash more effectively, as well as better manage our risk to foreign exchange rate changes. In countries where we either do not conduct treasury operations or it is not feasible for one of our treasury centers to fund net borrowing requirements on an intercompany basis, we arrange for local currency uncommitted lines of credit.
Our cash and cash equivalents decreased $1.2 billion to $1.5 billion and our short-term investments decreased $8.3 million to $9.9 million from December 31, 2013, primarily to fund our seasonal working capital requirement, as well as repurchases of our common stock. Short-term investments primarily consist of time deposits with financial institutions that we expect to convert into cash within our current operating cycle, generally one year.
At June 30, 2014, our total cash and cash equivalents were $1.5 billion, of which our foreign subsidiaries held approximately $918 million. The majority of this cash is available to us, net of any taxes payable upon repatriation to the United States. Changes in international tax rules or changes in U.S. tax rules and regulations covering international operations and foreign tax credits may affect our future reported financial results or the way we conduct our business.

We have policies governing counterparty credit risk with financial institutions that hold our cash and cash equivalents and we have deposit limits for each financial institution. In countries where we conduct treasury operations, generally the counterparties are either branches or subsidiaries of the financial institutions that are party to the Credit Agreement. These financial institutions generally have credit ratings equal to or better than our credit ratings. In countries where we do not conduct treasury operations, we ensure that all cash and cash equivalents are held by counterparties that meet specific minimum credit standards.
Debt Instruments and Related Covenants
We have committed and uncommitted lines of credit. Our $2.5 billion Credit Agreement expires on October 12, 2016. We have the ability to classify borrowings under the Credit Agreement as long-term. The Credit Agreement provides support for up to $2.0 billion of commercial paper and such issuances reduce the amount available under the Credit Agreement.
Depending on market conditions at the time, we typically fund our day-to-day liquidity by issuing commercial paper, borrowing under our uncommitted lines of credit or drawing on our Credit Agreement. At June 30, 2014, there were no outstanding commercial paper issuances or borrowings under the Credit Agreement.
Commercial paper activity for the quarters ended June 30, 2014 and 2013 was (dollars in millions):

	2014	2013
Average amount outstanding during the quarter	$961.4	$592.5
Maximum amount outstanding during the quarter	$1,259.0	$947.7
Total issuances during the quarter	$4,807.6	$3,345.0
Average days outstanding	18.2	16.1
Weighted average interest rate	0.27%	0.35%
At June 30, 2014, short-term borrowings of $24.7 million represent bank overdrafts and lines of credit of our international subsidiaries. These bank overdrafts and lines of credit are treated as unsecured loans pursuant to the agreements supporting the facilities.
The Credit Agreement contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (under the Credit Agreement, EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At June 30, 2014 we were in compliance with these covenants as our Leverage Ratio was 1.9 times and our Interest Coverage Ratio was 11.2 times. The Credit Agreement does not limit our ability to declare or pay dividends.
At June 30, 2014, the carrying value of our debt and amounts available under the Credit Agreement were (in millions):

	Debt	Available Credit
Short-term borrowings, due in less than one year	$24.7	$—
Commercial Paper issuances	—	—
Borrowings under the Credit Agreement	—	2,500.0
5.90% Senior Notes due April 15, 2016	1,000.0	—
6.25% Senior Notes due July 15, 2019	500.0	—
4.45% Senior Notes due August 15, 2020	1,000.0	—
3.625% Senior Notes due May 1, 2022	1,250.0	—
Convertible Notes due July 31, 2032	252.7	—
Other debt	0.6	—
	4,028.0	2,500.0
Unamortized premium (discount) on Senior Notes, net	14.1	—
Adjustment to carrying value for interest rate swaps	20.9	—
	$4,063.0	$2,500.0

On May 1, 2014, we entered into a series of interest rate swaps to hedge the risk of changes in the fair value of the $1.25 billion principal amount of our 2022 Notes attributable to changes in the benchmark interest rate. Under the terms of the swaps, we receive fixed interest rate payments and pay a variable interest rate, based on LIBOR, on the total principal amount of the 2022 Notes. The swaps qualify as a hedge for accounting purposes and were designated as a fair value hedge on the 2022 Notes. The swaps have the economic effect of converting the 2022 Notes from fixed rate debt to floating rate debt. Gains and losses attributed to changes in the fair value of the interest rate swaps substantially offset changes in the fair value of the 2022 Notes attributed to changes in the benchmark interest rate. The net interest settlement is recorded in interest expense.
On June 5, 2014, we called our 2032 Notes for redemption on July 31, 2014 at a redemption price of 100% of the principal amount. As provided in the indenture governing the 2032 Notes, prior to redemption the noteholders have the right to convert their notes into shares of our common stock at a conversion rate of 18.463 shares per $1,000 principal amount at any time prior to July 29, 2014. Upon conversion, we will pay the principal amount of the notes in cash and the conversion premium in shares of our common stock. At June 30, 2014 the 2032 Notes are classified as current liabilities in our balance sheet.
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
CREDIT RISK
We provide advertising, marketing and corporate communications services to several thousand clients who operate in nearly every industry sector of the global economy and in the normal course of business, we grant credit to qualified clients. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 2.7% of our revenue for the first six months of 2014 and no other client accounted for more than 2.5% of our revenue. However, during periods of economic downturn, the credit profiles of our clients could change.
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
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with or furnish to the Securities and Exchange Commission is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or furnish under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2014, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision of management and with the participation of our CEO, CFO and our agencies, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of June 30, 2014. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in our 2013 Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2013, dated February 12, 2014.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
In August 2013, several putative class actions challenging the proposed merger of Omnicom and Publicis were filed on behalf of Omnicom shareholders and named as defendants Omnicom and its board of directors, as well as Publicis and Publicis Omnicom Group. The suits alleged that the members of the Omnicom board breached their fiduciary duties by, among other things, approving a merger that was purportedly detrimental to Omnicom’s shareholders. The actions also alleged that Publicis aided and abetted the Omnicom board’s breach of their fiduciary duties. In October 2013, all the actions were consolidated with each other into one case. On May 8, 2014, the proposed merger of Omnicom and Publicis was terminated. On May 22, 2014, a stipulation of voluntary discontinuance was submitted to the Court.  The Court so-ordered the stipulation and dismissed the case on May 23, 2014.
In the ordinary course of business, we are involved in various other legal proceedings. We do not presently expect that these other proceedings will have a material adverse effect on our results of operations or financial position.
ITEM 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A in our 2013 Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock purchase activity during the three months ended June 30, 2014 was:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 2014	55,912	$70.20	—	—
May 2014	4,947,982	$68.18	—	—
June 2014	3,027,577	$70.81	—	—
	8,031,471	$69.19	—	—
During the three months ended June 30, 2014, we purchased 7,884,415 shares of our common stock in the open market for general corporate purposes and withheld 147,056 shares from employees to satisfy estimated statutory income tax obligations related to stock option exercises and vesting of restricted stock. The value of the common stock withheld was based on the closing price of our common stock on the applicable exercise or vesting date.
There were no unregistered sales of our equity securities during the three months ended June 30, 2014.
ITEM 6. Exhibits
(a) Exhibits

2.1
Termination Agreement, dated as of May 8, 2014 by and between Omnicom Group Inc. and Publicis Groupe S.A. (Exhibit 2.1 to our Current Report on Form 8-K (File No. 1-10551) filed on May 9, 2014 and incorporated herein by reference).

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

OMNICOM GROUP INC.
Dated:	July 22, 2014	/s/ RANDALL J. WEISENBURGER
Randall J. Weisenburger Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)