Form 10-Q
period 2014-09-30
OMNICOM GROUP INC.
filed 2014-10-21
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
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
________________________
As of October 15, 2014, there were 248,179,673 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

FOWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements, including statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of the Company’s management as well as assumptions made by, and information currently available to the Company’s management. Forward-looking statements may be accompanied by words such as “aim,” “anticipate,” “believe,” “plan,” “could,” “would,” “should,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “will,” “possible,” “potential,” “predict,” “project” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside the Company’s control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include international, national or local economic, social or political conditions that could adversely affect the Company or its clients; losses on media purchases and production costs incurred on behalf of clients; reductions in client spending, a slowdown in client payments and changes in client communications requirements; failure to manage potential conflicts of interest between or among clients; unanticipated changes relating to competitive factors in the advertising, marketing and corporate communications industries; ability to hire and retain key personnel; ability to attract new clients and retain existing clients in the manner anticipated; reliance on information technology systems; changes in legislation or governmental regulations affecting the Company or its clients; conditions in the credit markets; risks associated with assumptions the Company makes in connection with its critical accounting estimates and legal proceedings; and the Company’s international operations, which are subject to the risks of currency fluctuation and currency repatriation restrictions. The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that affect the Company’s business, including those described in the “Risk Factors” in Omnicom's Annual Report on Form 10-K, Current Reports on Form 8-K and other documents filed from time to time with the SEC. Except as required under applicable law, the Company does not assume any obligation to update these forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$837.7	$2,710.5
Short-term investments, at cost	12.6	18.2
Accounts receivable, net of allowance for doubtful accounts of $28.6 and $32.6	6,135.7	6,632.6
Work in process	1,528.0	1,288.0
Other current assets	1,053.2	1,003.0
Total Current Assets	9,567.2	11,652.3
Property and Equipment at cost, less accumulated depreciation of $1,257.9 and $1,230.1	713.6	737.4
Equity Method Investments	153.6	131.8
Goodwill	8,875.2	8,916.0
Intangible Assets, net of accumulated amortization of $603.6 and $552.3	387.0	386.0
Other Assets	272.0	275.2
TOTAL ASSETS	$19,968.6	$22,098.7
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$7,448.6	$8,358.9
Customer advances	1,130.6	1,242.2
Current portion of debt	0.3	0.4
Short-term borrowings	31.3	5.9
Taxes payable	275.7	293.3
Other current liabilities	2,188.8	2,377.0
Total Current Liabilities	11,075.3	12,277.7
Long-Term Notes Payable	3,778.9	3,780.7
Convertible Debt	—	252.7
Long-Term Liabilities	680.0	685.1
Long-Term Deferred Tax Liabilities	732.8	832.6
Commitments and Contingent Liabilities (See Note 12)
Temporary Equity - Redeemable Noncontrolling Interests	190.2	202.0
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	59.6	59.6
Additional paid-in capital	842.6	817.1
Retained earnings	9,373.6	8,961.2
Accumulated other comprehensive income (loss)	(420.1)	(191.6)
Treasury stock, at cost	(6,817.4)	(6,063.9)
Total Shareholders’ Equity	3,038.3	3,582.4
Noncontrolling interests	473.1	485.5
Total Equity	3,511.4	4,067.9
TOTAL LIABILITIES AND EQUITY	$19,968.6	$22,098.7

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$3,749.6	$3,490.5	$11,122.7	$10,526.4
Operating Expenses	3,316.0	3,111.1	9,758.0	9,252.2
Operating Income	433.6	379.4	1,364.7	1,274.2
Interest Expense	42.2	50.5	135.4	148.8
Interest Income	10.8	7.7	31.3	24.2
Income Before Income Taxes and Income From Equity Method Investments	402.2	336.6	1,260.6	1,149.6
Income Tax Expense	134.4	116.2	410.9	388.9
Income From Equity Method Investments	5.8	4.3	10.4	10.5
Net Income	273.6	224.7	860.1	771.2
Net Income Attributed To Noncontrolling Interests	(29.8)	(28.7)	(85.6)	(80.5)
Net Income - Omnicom Group Inc.	$243.8	$196.0	$774.5	$690.7

Net Income Per Share - Omnicom Group Inc.:
Basic	$0.95	$0.74	$2.97	$2.60
Diluted	$0.95	$0.74	$2.95	$2.58

Dividends Declared Per Common Share	$0.50	$0.40	$1.40	$1.20

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income	$273.6	$224.7	$860.1	$771.2
Unrealized gain (loss) on available-for-sale securities, net of income taxes of $0.2 and $0.2 for the nine months ended September 30, 2014 and 2013, respectively	0.1	—	0.3	0.3
Foreign currency translation adjustment, net of income taxes of ($181.7) and $94.4 for the three months and ($128.4) and ($63.6) for the nine months ended September 30, 2014 and 2013, respectively	(352.6)	183.4	(249.3)	(123.3)
Defined benefit pension and postemployment plans adjustment, net of income taxes of $0.9 and $0.7 for the three months and $2.7 and $3.1 for the nine months ended September 30, 2014 and 2013, respectively	1.3	1.1	4.1	4.5
Other Comprehensive Income (Loss)	(351.2)	184.5	(244.9)	(118.5)
Comprehensive Income	(77.6)	409.2	615.2	652.7
Comprehensive Income Attributed to Noncontrolling Interests	(2.2)	(36.4)	(69.2)	(53.1)
Comprehensive Income - Omnicom Group Inc.	$(79.8)	$372.8	$546.0	$599.6

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$860.1	$771.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	140.3	136.6
Amortization of intangible assets	77.1	76.3
Amortization of deferred gain from termination of interest rate swaps	(5.4)	(5.5)
Income from equity method investments, net of dividends received	(0.3)	0.4
Provision for doubtful accounts	3.9	4.4
Share-based compensation	69.5	64.9
Excess tax benefit from share-based compensation	(20.2)	(34.2)
Change in operating capital	(1,091.9)	(654.2)
Net Cash Provided By Operating Activities	33.1	359.9
Cash Flows from Investing Activities:
Payments to acquire property and equipment	(138.3)	(123.3)
Payments to acquire businesses and interests in affiliates, net of cash acquired	(65.3)	(26.5)
Proceeds from investments, net	6.5	17.3
Net Cash Used In Investing Activities	(197.1)	(132.5)
Cash Flows from Financing Activities:
Proceeds from short-term debt	27.3	12.5
Redemption of convertible debt	(252.7)	(406.7)
Payments of dividends	(340.7)	(212.6)
Payments for repurchases of common stock	(864.8)	(571.3)
Proceeds from stock plans	14.6	44.8
Payments for acquisition of additional noncontrolling interests	(22.0)	(11.0)
Payments of dividends to noncontrolling interest shareholders	(83.2)	(81.1)
Payments of contingent purchase price obligations	(74.5)	(68.9)
Excess tax benefit on share-based compensation	20.2	34.2
Other, net	(21.7)	(24.2)
Net Cash Used In Financing Activities	(1,597.5)	(1,284.3)
Effect of foreign exchange rate changes on cash and cash equivalents	(111.3)	(99.9)
Net Decrease in Cash and Cash Equivalents	(1,872.8)	(1,156.8)
Cash and Cash Equivalents at the Beginning of Period	2,710.5	2,678.3
Cash and Cash Equivalents at the End of Period	$837.7	$1,521.5

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
In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, in all material respects, of the information contained herein. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 10-K”). Results for the interim periods are not necessarily indicative of results that may be expected for the year.
2. New Accounting Standards
On January 1, 2014, we adopted FASB ASU 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). Under ASU 2013-05 when a parent sells an investment in a foreign entity and ceases to have a controlling interest in that foreign entity, or a foreign subsidiary disposes of substantially all of its assets, or control of a foreign entity is obtained in which it held an equity interest before the acquisition date, the cumulative translation adjustment should be released into net income. The adoption of ASU 2013-05 did not have a significant impact on our results of operations or financial position.
On January 1, 2014, we adopted FASB ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 eliminates a diversity in practice regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. The adoption of ASU 2013-11 did not have a significant impact on the presentation of our results of operations or financial position.
In May 2014 the FASB issued FASB ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 will be effective for fiscal years and interim periods beginning after December 15, 2016 and early application is not permitted. ASU 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented; or, recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. We will apply ASU 2014-09 on January 1, 2017. However, we are not yet in a position to assess the transition method we will choose, or the impact of the application on our results of operations or financial position.
In August 2014 the FASB issued FASB ASU 2014-15, Presentation of Financial Statements - Going Concern (“ASU 2014-15”). ASU 2014-15 will be effective for fiscal years and interim periods beginning after December 15, 2016 and early application is permitted. ASU 2014-15 requires that management evaluate at each annual and interim reporting period whether there is a substantial doubt about an entity’s ability to continue as a going concern within one year of the date that the financial statements are issued. We do not expect that the application of ASU 2014-15 will have an impact on the presentation of our results of operations, financial position or disclosures.

3. Net Income per Common Share
The computation of basic and diluted net income per common share for the three and nine months ended September 30, 2014 and 2013 is (in millions, except per share amounts):

	Three Months		Nine Months
	2014	2013	2014	2013
Net Income Available for Common Shares:
Net income - Omnicom Group Inc.	$243.8	$196.0	$774.5	$690.7
Net income allocated to participating securities	(4.3)	(4.8)	(14.7)	(18.1)
	$239.5	$191.2	$759.8	$672.6
Weighted Average Shares:
Basic	251.4	258.2	255.6	259.0
Dilutive stock options, restricted shares and shares issuable for the conversion premium of convertible debt	1.0	1.7	1.7	1.4
Diluted	252.4	259.9	257.3	260.4

Anti-dilutive stock options and restricted shares	—	—	—	0.1

Net Income per Common Share - Omnicom Group Inc.:
Basic	$0.95	$0.74	$2.97	$2.60
Diluted	$0.95	$0.74	$2.95	$2.58
4. Goodwill and Intangible Assets
Goodwill and intangible assets at September 30, 2014 and December 31, 2013 were (in millions):

	2014			2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Goodwill	$9,443.8	$568.6	$8,875.2	$9,502.6	$586.6	$8,916.0
Intangible assets:
Purchased and internally developed software	$296.2	$224.6	$71.6	$283.2	$217.4	$65.8
Customer related and other	694.4	379.0	315.4	655.1	334.9	320.2
	$990.6	$603.6	$387.0	$938.3	$552.3	$386.0
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
Changes in goodwill for the nine months ended September 30, 2014 and 2013 were (in millions):

	2014	2013
January 1	$8,916.0	$8,844.2
Acquisitions	131.4	55.5
Dispositions	(1.6)	(8.5)
Foreign currency translation	(170.6)	(22.2)
September 30	$8,875.2	$8,869.0
There were no goodwill impairment losses recorded in the first nine months of 2014 or 2013 and there are no accumulated goodwill impairment losses. Goodwill for acquisitions completed in 2014 and 2013 includes $27.6 million and $9.2 million, respectively, of goodwill attributed to noncontrolling interests in the acquired businesses.

5. Debt
Lines of Credit
On July 31, 2014, we amended our $2.5 billion line of credit (“Credit Agreement”) to extend the term to July 31, 2019. We have the ability to classify borrowings under the Credit Agreement as long-term. In addition, we can issue up to $2.0 billion of commercial paper. At September 30, 2014 and December 31, 2013 there were no outstanding commercial paper issuances or borrowings under the Credit Agreement. We also have uncommitted lines of credit aggregating $950.7 million and $1,051.5 million at September 30, 2014 and December 31, 2013, respectively.
Available and unused lines of credit at September 30, 2014 and December 31, 2013 were (in millions):

	2014	2013
Credit Agreement	$2,500.0	$2,500.0
Uncommitted lines of credit	950.7	1,051.5
Available and unused lines of credit	$3,450.7	$3,551.5
The Credit Agreement contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (under the Credit Agreement, EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At September 30, 2014, we were in compliance with these covenants, as our Leverage Ratio was 1.7 times and our Interest Coverage Ratio was 12 times. The Credit Agreement does not limit our ability to declare or pay dividends.
Short-Term Borrowings
Short-term borrowings of $31.3 million and $5.9 million at September 30, 2014 and December 31, 2013, respectively, represent bank overdrafts and credit lines of our international subsidiaries. The bank overdrafts and credit lines are treated as unsecured loans pursuant to the agreements supporting the facilities. Due to the short-term nature of these instruments, carrying value approximates fair value.
Long-Term Notes Payable
Long-term notes payable at September 30, 2014 and December 31, 2013 were (in millions):

	2014	2013
5.9% Senior Notes due April 15, 2016	$1,000.0	$1,000.0
6.25% Senior Notes due July 15, 2019	500.0	500.0
4.45% Senior Notes due August 15, 2020	1,000.0	1,000.0
3.625% Senior Notes due May 1, 2022	1,250.0	1,250.0
Other notes and loans	0.3	0.5
	3,750.3	3,750.5
Unamortized premium (discount) on Senior Notes, net	13.8	14.7
Adjustment to carrying value for interest rate swaps	15.1	15.9
	3,779.2	3,781.1
Less current portion	0.3	0.4
Long-term notes payable	$3,778.9	$3,780.7
On May 1, 2014, we entered into an interest rate swap on the $1.25 billion principal amount of our 3.625% Senior Notes due May 1, 2022 (“2022 Notes”) and on September 29, 2014, we entered into an interest rate swap on the $1 billion principal amount of our 4.45% Senior Notes due August 15, 2020 (“2020 Notes”). The interest rate swaps hedge the risk of changes in fair value of the 2022 Notes and the 2020 Notes attributable to changes in the benchmark LIBOR interest rate. Under the terms of the swaps, we receive fixed interest rate payments and pay a variable interest rate, based on LIBOR, on the total principal amount of the 2022 Notes and the 2020 Notes, respectively. The swaps qualify as a hedge for accounting purposes and were designated as a fair value hedge on the 2022 Notes and 2020 Notes, respectively. The swaps have the economic effect of converting the 2022 Notes and the 2020 Notes from fixed rate debt to floating rate debt. Gains and losses attributed to changes in the fair value of the interest rate swaps substantially offset changes in the fair value of the 2022 Notes and the 2020 Notes, respectively, attributed to changes in the benchmark interest rate. The net interest settlement is recorded in interest expense.

Convertible Debt
At September 30, 2014, there was no convertible debt outstanding. Convertible debt outstanding at December 31, 2013 was comprised of our $252.7 million Convertible Notes due July 31, 2032 (“2032 Notes”).
On June 5, 2014, we called the 2032 Notes for redemption on July 31, 2014 at a redemption price of 100% of the principal amount of the notes. As provided in the indenture governing the 2032 Notes, prior to July 29, 2014, the noteholders had the right to convert their notes into shares of our common stock at a conversion rate of 18.463 shares per $1,000 principal amount. Substantially all noteholders exercised their conversion right. We paid $252.7 million in cash representing the principal amount of the notes that were converted and issued 1,217,112 shares of our common stock to satisfy the conversion premium. On July 31, 2014, we redeemed any 2032 Notes that were not converted.
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
Revenue and long-lived assets and goodwill by geographic area as of and for the periods ended September 30, 2014 and 2013 were (in millions):

	Americas	EMEA	Asia Pacific
2014
Revenue - Three months ended	$2,227.0	$1,117.5	$405.1
Revenue - Nine months ended	6,608.4	3,348.6	1,165.7
Long-lived assets and goodwill	6,103.9	2,902.1	582.8
2013
Revenue - Three months ended	$2,054.4	$1,050.8	$385.3
Revenue - Nine months ended	6,252.3	3,138.5	1,135.6
Long-lived assets and goodwill	6,072.4	2,906.1	592.1
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

8. Income Taxes
The effective tax rate for the nine months ended September 30, 2014 reflects the recognition of an income tax benefit of $11.4 million related to previously incurred expenses for the proposed merger with Publicis. On May 8, 2014, the proposed merger with Publicis was terminated. Prior to the termination of the proposed merger, the majority of the merger costs were capitalized for income tax purposes and the related tax benefits were not recorded. Because the proposed merger was terminated, the merger costs were no longer required to be capitalized for income tax purposes.
In connection with the conversion of the 2032 Notes (see Note 5), we reclassified $66.2 million, representing the excess of the accreted value of the notes for income tax purposes over the conversion value, from long-term deferred tax liability to current taxes payable. In addition, we reclassified $32.2 million, representing the difference between the issue price of the notes and the conversion value, from long-term deferred tax liability to additional paid-in capital.
At September 30, 2014, our unrecognized tax benefits were $139.3 million. Of this amount, approximately $58.5 million would affect our effective tax rate upon resolution of the uncertain tax positions.
9. Pension and Other Postemployment Benefits
Net periodic benefit cost is included in the salary and service costs component of operating expenses.
Defined Benefit Pension Plans
The components of net periodic benefit cost for the nine months ended September 30, 2014 and 2013 were (in millions):

	2014	2013
Service cost	$5.5	$3.3
Interest cost	5.5	4.6
Expected return on plan assets	(2.2)	(2.1)
Amortization of prior service cost	3.2	2.7
Amortization of actuarial (gains) losses	1.4	2.4
	$13.4	$10.9
We contributed $0.7 million and $3.1 million to our defined benefit pension plans in the nine months ended September 30, 2014 and 2013, respectively.
Postemployment Arrangements
The components of net periodic benefit cost for the nine months ended September 30, 2014 and 2013 were (in millions):

	2014	2013
Service cost	$3.0	$3.0
Interest cost	3.3	3.3
Amortization of prior service cost	1.6	1.5
Amortization of actuarial (gains) losses	0.6	1.0
	$8.5	$8.8

10. Operating Expenses
Operating expenses for the three and nine months ended September 30, 2014 and 2013 were (in millions):

	Three Months		Nine Months
	2014	2013	2014	2013
Salary and service costs	$2,813.2	$2,585.2	$8,230.7	$7,733.3
Office and general expenses	502.8	497.8	1,518.5	1,490.8
Merger expenses	—	28.1	8.8	28.1
	$3,316.0	$3,111.1	$9,758.0	$9,252.2
For the nine months ended September 30, 2014 and 2013, we incurred $8.8 million and $28.1 million, respectively, of expenses in connection with the proposed merger with Publicis, which were primarily comprised of professional fees. On May 8, 2014, the proposed merger with Publicis was terminated.
11. Supplemental Cash Flow Data
The change in operating capital for the nine months ended September 30, 2014 and 2013 was (in millions):

	2014	2013
(Increase) decrease in accounts receivable	$333.4	$294.0
(Increase) decrease in work in process and other current assets	(333.5)	(392.8)
Increase (decrease) in accounts payable	(738.6)	(668.9)
Increase (decrease) in customer advances and other current liabilities	(237.7)	97.6
Change in other assets and liabilities, net	(115.5)	15.9
	$(1,091.9)	$(654.2)

Income taxes paid	$420.9	$335.2
Interest paid	$147.1	$134.8

In connection with the conversion of the 2032 Notes in July 2014 (see Note 5), we issued 1,217,112 shares of our common stock to satisfy the conversion premium. Based on the closing prices of our common stock on the settlement dates, these issuances resulted in a non-cash pre-tax financing activity of $89.2 million, excluding the cash tax benefit of $32.2 million.

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

13. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 were (in millions):

2014	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$837.7			$837.7
Short-term investments	12.6			12.6
Available-for-sale securities	5.2			5.2
Foreign currency and interest rate derivative instruments		$5.4		5.4

Liabilities:
Foreign currency derivative instruments		$2.1		$2.1
Contingent purchase price obligations			$241.0	241.0

2013	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$2,710.5			$2,710.5
Short-term investments	18.2			18.2
Available-for-sale securities	4.9			4.9
Foreign currency derivative instruments		$2.2		2.2

Liabilities:
Foreign currency derivative instruments		$0.1		$0.1
Contingent interest derivative		2.1		2.1
Contingent purchase price obligations			$220.2	220.2
The changes in Level 3 contingent purchase price obligations for the nine months ended September 30, 2014 and 2013 were (in millions):

	2014	2013
January 1	$220.2	$266.2
Acquisitions	103.1	34.8
Revaluation and interest	0.1	(9.5)
Payments	(74.5)	(68.9)
Foreign currency translation	(7.9)	(9.3)
September 30	$241.0	$213.3

The carrying amount and fair value of our financial instruments at September 30, 2014 and December 31, 2013 were (in millions):

	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$837.7	$837.7	$2,710.5	$2,710.5
Short-term investments	12.6	12.6	18.2	18.2
Available-for-sale securities	5.2	5.2	4.9	4.9
Foreign currency and interest rate derivative instruments	5.4	5.4	2.2	2.2
Cost method investments	23.2	23.2	22.2	22.2

Liabilities:
Short-term borrowings	$31.3	$31.3	$5.9	$5.9
Foreign currency derivative instruments	2.1	2.1	0.1	0.1
Contingent interest derivative	—	—	2.1	2.1
Contingent purchase price obligations	241.0	241.0	220.2	220.2
Debt	3,779.2	3,982.6	4,033.8	4,302.7
The estimated fair value of the foreign currency and interest rate derivative instruments is determined using model-derived valuations, taking into consideration foreign currency rates for the foreign currency derivatives and readily observable inputs for LIBOR interest rates and yield curves to derive the present value of the future cash flows for the interest rate swap derivatives and counterparty credit risk for each. The estimated fair value of the contingent purchase price obligations is calculated in accordance with the terms of each acquisition agreement and is discounted. The fair value of debt is based on quoted market prices.
14. Changes in Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2014 and 2013 were (in millions):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Defined Benefit Pension and Postemployment Plans	Foreign Currency Translation	Total
January 1, 2014	$(1.6)	$(68.8)	$(121.2)	$(191.6)
Other comprehensive income (loss) before reclassifications	0.3	—	(232.9)	(232.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4.1	—	4.1
Other comprehensive income (loss)	0.3	4.1	(232.9)	(228.5)
September 30, 2014	$(1.3)	$(64.7)	$(354.1)	$(420.1)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Defined Benefit Pension and Postemployment Plans	Foreign Currency Translation	Total
January 1, 2013	$(2.0)	$(89.8)	$(37.7)	$(129.5)
Other comprehensive income (loss) before reclassifications	0.3	—	(95.9)	(95.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4.5	—	4.5
Other comprehensive income (loss)	0.3	4.5	(95.9)	(91.1)
September 30, 2013	$(1.7)	$(85.3)	$(133.6)	$(220.6)

Reclassifications from accumulated other comprehensive income (loss) for the nine months ended September 30, 2014 and 2013 were (in millions):

	2014	2013
Amortization of defined benefit pension and postemployment plans:
Prior service cost	$4.8	$4.2
Actuarial (gains) losses	2.0	3.4
Periodic benefit cost (see Note 9)	6.8	7.6
Income taxes	2.7	3.1
Periodic benefit cost, net of income taxes	$4.1	$4.5
15. Subsequent Events
We have evaluated events subsequent to the balance sheet date and determined there have not been any events that have occurred that would require adjustment to or disclosure in the unaudited condensed consolidated financial statements.

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
As a leading global advertising, marketing and corporate communications company, we operate in all major markets around the world and have a large and diverse client base. For the nine months ended September 30, 2014, our largest client accounted for 2.7% of our revenue and no other client accounted for more than 2.5% of our revenue. Our top 100 clients accounted for approximately 51% of our revenue for the nine months ended September 30, 2014. Our business is spread across a number of industry sectors with no one industry comprising more than 14% of our revenue for the nine months ended September 30, 2014. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
As described in more detail below, in the first nine months of 2014 our revenue increased 5.7% compared to the first nine months of 2013. Revenue increased in the United States and Europe, which was favorably impacted by the weakening of the U.S. Dollar against the British Pound and Euro. Revenue increased moderately in most other markets, but the rate of growth was partially offset by the strengthening of the U.S. Dollar against most currencies in those markets.
Global economic conditions have a direct impact on our business and financial performance. In particular, current global economic conditions pose a risk that our clients may reduce future spending on advertising and marketing services which could reduce the demand for our services. In the first nine months of 2014, the United States experienced modest economic growth and the major economies of Asia and Latin America continued to expand. While economic conditions in the Euro Zone began to stabilize in the second half of 2013, the continuing fiscal issues faced by many countries in the European Union have caused economic difficulty in certain of our Euro Zone markets. We will continue to closely monitor economic conditions, client revenue levels and other factors and, in response to reductions in our client revenue, if necessary, we will take actions available to us to align our cost structure and manage working capital. There can be no assurance whether, or to what extent, our efforts to mitigate any impact of future economic conditions, reductions in our client revenue, changes in client creditworthiness and other developments will be effective.
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
For the quarter ended September 30, 2014, our revenue increased 7.4% compared to the quarter ended September 30, 2013. Changes in foreign exchange rates increased revenue 0.4%, acquisitions net of dispositions increased revenue 0.5% and organic growth increased revenue 6.5%. Across our principal regional markets, revenue increased 8.6% in North America, 5.8% in Europe and 5.2% in Asia and Latin America. The revenue increase in Europe was the result of growth in the U.K. and the weakening of the U.S. Dollar against the British Pound. Revenue increased in Asia and Latin America, compared to 2013. The change in revenue in the third quarter of 2014 compared to the third quarter of 2013 in our four fundamental disciplines was: advertising increased 13.1%, CRM increased 2.4%, public relations increased 3.3% and specialty communications increased 1.2%.
For the nine months ended September 30, 2014, our revenue increased 5.7% compared to the nine months ended September 30, 2013. Changes in foreign exchange rates increased revenue 0.2%, acquisitions net of dispositions reduced revenue 0.1% and organic growth increased revenue 5.6%. Across our principal regional markets, revenue increased 6.0% in North America, 6.7% in Europe and 2.1% in Asia and Latin America. The revenue increase in Europe was the result of strong growth in the U.K. Russia and Spain, offset by reductions in several countries in the Euro Zone and the weakening of the U.S. Dollar against the British Pound and Euro. Revenue increased in Asia and Latin America, compared to 2013, but the rate of growth was negatively impacted by the strengthening of the U.S. Dollar against most currencies in those markets. The change in revenue in the first nine months of 2014 compared to the first nine months of 2013 in our four fundamental disciplines was: advertising increased 9.0%, CRM increased 3.2%, public relations increased 3.9% and specialty communications decreased 1.9%.
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
Salary and service costs tend to fluctuate in conjunction with changes in revenue. In the third quarter of 2014, salary and service costs increased $228.0 million compared to the third quarter of 2013 and in the first nine months of 2014, salary and service costs increased $497.4 million compared to the first nine months of 2013.
Office and general expenses are less directly linked to changes in our revenue than salary and service costs. In the third quarter of 2014, office and general expenses decreased $23.1 million compared to the third quarter of 2013 and in the first nine months of 2014, office and general expenses increased $8.4 million compared to the first nine months of 2013.
In the first nine months of 2014 and 2013, we incurred $8.8 million and $28.1 million, respectively, of expenses in connection with the proposed merger with Publicis, which were primarily comprised of professional fees. On May 8, 2014, the proposed merger with Publicis was terminated.
Operating margins increased to 11.6% in third quarter of 2014 from 10.9% in third quarter of 2013 and operating margins increased to 12.3% for the first nine months of 2014 from 12.1% in 2013. Excluding the merger expenses of $8.8 million and $28.1 million, respectively, operating margins for the first nine months of 2014 decreased sightly to 12.3% from 12.4% in 2013.

In the third quarter of 2014, net interest expense decreased to $31.4 million from $42.8 million in the third quarter of 2013 and in the first nine months of 2014, net interest expense decreased to $104.1 million from $124.6 million in the first nine months of 2013. Interest expense decreased $8.3 million to $42.2 million in the third quarter of 2014 and interest expense decreased $13.4 million to $135.4 million in the first nine months of 2014. The decrease in interest expense primarily resulted from the interest rate swaps on the 3.625% Senior Notes due May 1, 2022, or 2022 Notes, entered into on May 1, 2014.
For the third quarter of 2014, our effective tax rate decreased to 33.4%, compared to 34.5% for the third quarter of 2013 and for the first nine months of 2014 our effective tax rate decreased to 32.6%, compared to 33.8% for the first nine months of 2013. Income taxes for the first nine months of 2014 and 2013 reflect the recognition of an income tax benefit of $11.4 million and $6.4 million, respectively, related to expenses incurred in connection with the proposed merger with Publicis. Prior to the termination of the proposed merger on May 8, 2014, the majority of the merger costs were capitalized for income tax purposes and the related tax benefits were not recorded. Because the proposed merger was terminated, the merger costs were no longer required to be capitalized for income tax purposes. Excluding the income tax effect of the merger expenses, income taxes for the first nine months of 2014 and 2013 were was $422.3 million and $395.3 million, respectively.
Net income - Omnicom Group Inc. in the third quarter of 2014 increased $47.8 million, or 24.4%, to $243.8 million from $196.0 million in the third quarter of 2013 and net income - Omnicom Group Inc. in the first nine months of 2014 increased $83.8 million, or 12.1%, to $774.5 million from $690.7 million in the first nine months of 2013. The period-over-period increase is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 28.4% to $0.95 in the third quarter of 2014, compared to $0.74 in the third quarter of 2013 and diluted net income per common share - Omnicom Group Inc. increased 14.3% to $2.95 for the first nine months of 2014, compared to $2.58 for the first nine months of 2013 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding. The reduction in our weighted average common shares outstanding was the result of repurchases of our common stock, net of shares issued for the conversion of the Convertible Notes due July 31, 2032, or 2032 Notes, stock option exercises and shares issued under our employee stock purchase plan. Beginning in the second quarter of 2014, after the termination of the proposed merger with Publicis, we resumed repurchases of our common stock in the open market. Excluding the after-tax effect of the merger expenses, net income - Omnicom Group Inc. for the first nine months of 2014 and 2013 was $771.9 million and $712.4 million, respectively, and diluted net income per common share - Omnicom Group Inc. was $2.94 and $2.66, respectively.

RESULTS OF OPERATIONS - Third Quarter 2014 Compared to Third Quarter 2013 (in millions):

	2014	2013
Revenue	$3,749.6	$3,490.5
Operating Expenses:
Salary and service costs	2,813.2	2,585.2
Office and general expenses	502.8	525.9
Total Operating Expenses	3,316.0	3,111.1
Add back: Amortization of intangible assets	26.9	25.8
	3,289.1	3,085.3
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	460.5	405.2
EBITA Margin - %	12.3%	11.6%
Deduct: Amortization of intangible assets	26.9	25.8
Operating Income	433.6	379.4
Operating Margin - %	11.6%	10.9%
Interest Expense	42.2	50.5
Interest Income	10.8	7.7
Income Before Income Taxes and Income From Equity Method Investments	402.2	336.6
Income Tax Expense	134.4	116.2
Income From Equity Method Investments	5.8	4.3
Net Income	273.6	224.7
Net Income Attributed To Noncontrolling Interests	(29.8)	(28.7)
Net Income - Omnicom Group Inc.	$243.8	$196.0
In the third quarter of 2013, we incurred $28.1 million of expenses in connection with the proposed merger with Publicis, which were primarily comprised of professional fees. On May 8, 2014, the proposed merger with Publicis was terminated. Excluding the merger expenses, operating income and operating margin for the third quarter of 2013 were $407.5 million and 11.7%, respectively and EBITA and EBITA margin for the third quarter of 2013 were $433.3 million and 12.4%, respectively. Excluding the income tax effect of the merger expenses of $6.4 million, income tax expense for the third quarter of 2013 was $122.6 million and excluding the after-tax effect of the merger expenses, net income - Omnicom Group Inc. for the third quarter of 2013 was $217.7 million.
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
Revenue
In the third quarter of 2014, revenue increased $259.1 million, or 7.4%, to $3,749.6 million from $3,490.5 million in the third quarter of 2013. Changes in foreign exchange rates increased revenue $13.2 million, acquisitions net of dispositions increased revenue $19.6 million and organic growth increased revenue $226.3 million.
The components of the third quarter of 2014 revenue change in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%

Quarter ended September 30, 2013	$3,490.5		$1,815.5		$1,675.0
Components of revenue change:
Foreign exchange impact	13.2	0.4%	—	—%	13.2	0.8%
Acquisitions, net of dispositions	19.6	0.5%	(1.6)	(0.1)%	21.2	1.3%
Organic growth	226.3	6.5%	182.4	10.1%	43.9	2.6%
Quarter ended September 30, 2014	$3,749.6	7.4%	$1,996.3	10.0%	$1,753.3	4.7%

The components and percentages are calculated as follows:

•
The foreign exchange impact is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $3,736.4 million for the Total column). The foreign exchange impact equals the difference between the current period revenue in U.S. Dollars and the current period revenue in constant currency ($3,749.6 million less $3,736.4 million for the Total column).

•
The acquisition component is calculated by aggregating the applicable prior period revenue of the acquired businesses, less revenue of any business included in the prior period revenue that was disposed of subsequent to the period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($3,490.5 million for the Total column).
For the third quarter of 2014, changes in foreign exchange rates increased revenue 0.4%, or $13.2 million, compared to the third quarter of 2013. The most significant impacts resulted from the weakening of the U.S. Dollar against the British Pound, partially offset by the strengthening of the U.S. Dollar against the Canadian Dollar, Japanese Yen and Russian Rouble.
Assuming exchange rates at October 15, 2014 remain unchanged, we expect foreign exchange impacts to reduce revenue in the fourth quarter of 2014 by approximately 2%.
Revenue for the third quarter 2014 and the percentage change in revenue and organic growth from the third quarter of 2013 in our principal regional markets were (in millions):

	Revenue	% Change	% Organic Growth
Americas:
North America	$2,124.4	8.6%	8.9%
Latin America	102.6	5.1%	2.5%
EMEA:
Europe	1,053.5	5.8%	2.2%
Middle East and Africa	63.8	16.3%	18.1%

Asia Pacific	405.3	5.2%	4.4%
	$3,749.6	7.4%	6.5%
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change through the first nine months of 2014 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Revenue from our largest client represented 2.7% and 3.1% of our revenue for the third quarter of 2014 and 2013, respectively. No other client represented more than 2.5% and 2.7% of revenue for the third quarter of 2014 and 2013, respectively. Our ten largest and 100 largest clients represented 18.3% and 50.7% of our revenue for the third quarter of 2014, respectively, and 20.1% and 53.0% of our revenue for the third quarter of 2013, respectively.
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

Revenue for the third quarter of 2014 and 2013 and the percentage change in revenue and organic growth from the third quarter of 2013 by discipline were (in millions):

	Three Months Ended September 30,
	2014		2013		2014 vs. 2013
	$	% of Revenue	$	% of Revenue	$	% Change	% Organic Growth

Advertising	$1,853.3	49.4%	$1,638.3	46.9%	$215.0	13.1%	12.5%
CRM	1,306.7	34.8%	1,276.5	36.6%	30.2	2.4%	1.0%
Public relations	343.3	9.2%	332.4	9.5%	10.9	3.3%	2.5%
Specialty communications	246.3	6.6%	243.3	7.0%	3.0	1.2%	(0.1)%
	$3,749.6		$3,490.5		$259.1	7.4%	6.5%
We operate in a number of industry sectors. The percentage of our revenue by industry sector for the third quarter of 2014 and 2013 was:

Industry	2014	2013

Food and Beverage	13.1%	13.7%
Consumer Products	9.7%	9.7%
Pharmaceuticals and Health Care	9.6%	10.4%
Financial Services	7.0%	7.5%
Technology	8.9%	9.2%
Auto	8.1%	8.7%
Travel and Entertainment	6.2%	5.3%
Telecommunications	5.3%	6.7%
Retail	6.5%	6.3%
Other	25.6%	22.5%
Looking ahead to the remainder of the year, barring unforeseen events and excluding the impact from changes in foreign exchange rates, as a result of continued strong operating performance by many of our agencies and new business activities, we expect our revenue to increase modestly in excess of the weighted average nominal GDP growth in our major markets.
Operating Expenses
Operating expenses for the third quarter of 2014 compared to the third quarter of 2013 were (in millions):

	Three Months Ended September 30,
	2014			2013			2014 vs. 2013
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change

Revenue	$3,749.6			$3,490.5			$259.1	7.4%
Operating Expenses:
Salary and service costs	2,813.2	75.0%	84.8%	2,585.2	74.0%	83.1%	228.0	8.8%
Office and general expenses	502.8	13.4%	15.2%	525.9	15.1%	16.9%	(23.1)	(4.4)%
Operating Expenses	3,316.0	88.4%		3,111.1	89.1%		204.9	6.6%
Operating Income	$433.6	11.6%		$379.4	10.9%		$54.2	14.3%
Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased $228.0 million in the third quarter of 2014, compared to the third quarter of 2013 reflecting growth in revenue and increases related to changes in the mix of our business during the period, including increased use of freelance labor.

Office and general expenses are less directly linked to changes in our revenue than salary and service costs. Office and general expenses decreased $23.1 million in the third quarter of 2014, compared to the third quarter of 2013.
In the third quarter of 2013, we incurred $28.1 million of expenses in connection with the proposed merger with Publicis, which were primarily comprised of professional fees. On May 8, 2014, the proposed merger with Publicis was terminated. Excluding the merger expenses in the third quarter of 2013, office and general expenses for the third quarter of 2014 increased $5.0 million compared to the third quarter of 2013, but decreased as a percentage of revenue reflecting our continuing efforts to control the cost structures of our agencies.
Operating income for the third quarter of 2014 increased 14.3%, compared to the third quarter of 2013. Operating margins increased to 11.6% in 2014 from 10.9% in 2013 and EBITA margins increased to 12.3% in the third quarter of 2014 from 11.6% in the third quarter of 2013. Excluding the merger expenses of $28.1 million, operating margin and EBITA margin for the third quarter of 2013 were 11.7% and 12.4%, respectively.
Net Interest Expense
Net interest expense decreased to $31.4 million in the third quarter of 2014, compared to $42.8 million in the third quarter of 2013. Interest expense decreased $8.3 million to $42.2 million. The reduction in interest expense is primarily a result of the interest rate swaps on the 2022 Notes. Interest income increased $3.1 million in the third quarter of 2014.
Income Taxes
Our effective tax rate for the third quarter of 2014 decreased to 33.4%, compared to 34.5% for the third quarter of 2013. Excluding the income tax effect of the merger expenses of $6.4 million related to expenses expenses incurred with the proposed merger with Publicis, income taxes for the third quarter of 2013 were $122.6 million. On May 8, 2014, the proposed merger with Publicis was terminated.
Net Income Per Common Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. for the third quarter of 2014 increased $47.8 million, or 24.4%, to $243.8 million, compared to $196.0 million in the third quarter of 2013. The period-over-period increase is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 28.4% to $0.95 in the third quarter of 2014 compared to $0.74 in the third quarter of 2013 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding. The reduction in our weighted average common shares outstanding was the result of repurchases of our common stock, net of shares issued for the conversion of the 2032 Notes in the third quarter of 2014, stock option exercises and shares issued under our employee stock purchase plan. Beginning in the second quarter of 2014, after the termination of the proposed merger with Publicis, we resumed repurchases of our common stock in the open market. Excluding the after-tax effect of the merger expenses, net income - Omnicom Group Inc. for the third quarter of 2013 was $217.7 million and diluted net income per common share - Omnicom Group Inc. was $0.82.

RESULTS OF OPERATIONS - First Nine Months of 2014 Compared to First Nine Months of 2013 (in millions):

	2014	2013
Revenue	$11,122.7	$10,526.4
Operating Expenses:
Salary and service costs	8,230.7	7,733.3
Office and general expenses	1,527.3	1,518.9
Total Operating Expenses	9,758.0	9,252.2
Add back: Amortization of intangible assets	77.1	76.3
	9,680.9	9,175.9
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	1,441.8	1,350.5
EBITA Margin - %	13.0%	12.8%
Deduct: Amortization of intangible assets	77.1	76.3
Operating Income	1,364.7	1,274.2
Operating Margin - %	12.3%	12.1%
Interest Expense	135.4	148.8
Interest Income	31.3	24.2
Income Before Income Taxes and Income From Equity Method Investments	1,260.6	1,149.6
Income Tax Expense	410.9	388.9
Income From Equity Method Investments	10.4	10.5
Net Income	860.1	771.2
Net Income Attributed To Noncontrolling Interests	(85.6)	(80.5)
Net Income - Omnicom Group Inc.	$774.5	$690.7
In the first nine months of 2014 and 2013, we incurred $8.8 million and $28.1 million, respectively, of expenses in connection with the proposed merger with Publicis, which were primarily comprised of professional fees. On May 8, 2014, the proposed merger with Publicis was terminated. Excluding the merger expenses, operating income and operating margin for the first nine months of 2013 were $1,302.3 million and 12.4%, respectively and EBITA and EBITA margin for the first nine months of 2013 were $1,378.6 million and 13.1%, respectively. Income tax expense for the first nine months of 2014 and 2013 reflects the recognition of an income tax benefit of $11.4 million and $6.4 million, respectively, related to expenses incurred in connection with the proposed merger with Publicis. Prior to the termination of the proposed merger, the majority of the merger costs were capitalized for income tax purposes and the related tax benefits were not recorded. Because the proposed merger was terminated, the merger costs were no longer required to be capitalized for income tax purposes. Excluding the income tax effect of the merger expenses, income taxes for the first nine months of 2014 and 2013 were was $422.3 million and $395.3 million, respectively. Excluding the after-tax effect of the merger expenses, net income - Omnicom Group Inc. for the first nine months of 2014 and 2013 was $771.9 million and $712.4 million, respectively.
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
Revenue
In the first nine months of 2014, revenue increased $596.3 million, or 5.7%, to $11,122.7 million from $10,526.4 million in the first nine months of 2013. Changes in foreign exchange rates increased revenue $16.8 million, acquisitions net of dispositions reduced revenue $6.8 million and organic growth increased revenue $586.3 million.

The components of the first nine months of 2014 revenue change in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
Nine months ended September 30, 2013	$10,526.4		$5,511.1		$5,015.3
Components of revenue change:
Foreign exchange impact	16.8	0.2%	—	—%	16.8	0.3%
Acquisitions, net of dispositions	(6.8)	(0.1)%	(48.1)	(0.9)%	41.3	0.8%
Organic growth	586.3	5.6%	450.6	8.2%	135.7	2.8%
Nine months ended September 30, 2014	$11,122.7	5.7%	$5,913.6	7.3%	$5,209.1	3.9%
The components and percentages are calculated as follows:

•
The foreign exchange impact is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $11,105.9 million for the Total column). The foreign exchange impact equals the difference between the current period revenue in U.S. Dollars and the current period revenue in constant currency ($11,122.7 million less $11,105.9 million for the Total column).

•
The acquisition component is calculated by aggregating the applicable prior period revenue of the acquired businesses, less revenue of any business included in the prior period revenue that was disposed of subsequent to the period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($10,526.4 million for the Total column).
In the first nine months of 2014, changes in foreign exchange rates increased revenue 0.2%, or $16.8 million, compared to the first nine months of 2013. The most significant impacts resulted from the weakening of the U.S. Dollar against the British Pound and Euro, substantially offset by the strengthening of the U.S. Dollar against the Australian Dollar, Brazilian Real, Canadian Dollar, Japanese Yen and Russian Rouble.
Revenue for the first nine months of 2014 and the percentage change in revenue and organic growth from the first nine months of 2013 in our principal regional markets were (in millions):

	Revenue	% Change	% Organic Growth
Americas:
North America	$6,302.2	6.0%	7.2%
Latin America	306.1	(0.1)%	6.0%
EMEA:
Europe	3,165.8	6.7%	2.2%
Middle East and Africa	182.7	5.6%	8.6%

Asia Pacific	1,165.9	2.7%	5.0%
	$11,122.7	5.7%	5.6%
Revenue from our largest client represented 2.7% and 2.8% of our revenue for the first nine months of 2014 and 2013, respectively. No other client represented more than 2.5% and 2.7% of revenue for the first nine months of 2014 and 2013, respectively. Our ten largest and 100 largest clients represented 18.2% and 50.6% of our revenue for the first nine months of 2014, respectively and 19.4% and 52.4% of our revenue for the first nine months of 2013, respectively.

Revenue for the first nine months of 2014 and 2013 and the percentage change in revenue and organic growth by discipline were (in millions):

	Nine Months Ended September 30,
	2014		2013		2014 vs. 2013
	$	% of Revenue	$	% of Revenue	$	% Change	% Organic Growth
Advertising	$5,491.4	49.4%	$5,039.3	47.8%	$452.1	9.0%	9.3%
CRM	3,835.7	34.5%	3,715.3	35.3%	120.4	3.2%	2.1%
Public relations	1,025.6	9.2%	986.7	9.4%	38.9	3.9%	2.6%
Specialty communications	770.0	6.9%	785.1	7.5%	(15.1)	(1.9)%	1.7%
	$11,122.7		$10,526.4		$596.3	5.7%	5.6%
We operate in a number of industry sectors. The percentage of our revenue by industry sector for the first nine months of 2014 and 2013 was:

Industry	2014	2013
Food and Beverage	13.2%	13.7%
Consumer Products	9.7%	9.8%
Pharmaceuticals and Health Care	9.8%	10.3%
Financial Services	7.0%	7.4%
Technology	8.7%	9.1%
Auto	8.0%	8.3%
Travel and Entertainment	5.8%	5.4%
Telecommunications	5.5%	6.5%
Retail	6.5%	6.0%
Other	25.8%	23.5%
Operating Expenses
Operating expenses for the first nine months of 2014 compared to the first nine months of 2013 were (in millions):

	Nine Months Ended September 30,
	2014			2013			2014 vs. 2013
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change
Revenue	$11,122.7			$10,526.4			$596.3	5.7%
Operating Expenses:
Salary and service costs	8,230.7	74.0%	84.3%	7,733.3	73.5%	83.6%	497.4	6.4%
Office and general expenses	1,527.3	13.7%	15.7%	1,518.9	14.4%	16.4%	8.4	0.6%
Operating Expenses	9,758.0	87.7%		9,252.2	87.9%		505.8	5.5%
Operating Income	$1,364.7	12.3%		$1,274.2	12.1%		$90.5	7.1%
Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased $497.4 million for the first nine months of 2014, compared to the first nine months of 2013 reflecting growth in revenue and increases related to changes in the mix of our business during the period, including increased use of freelance labor.
Office and general expenses are less directly linked to changes in our revenue than salary and service costs. Office and general expenses increased $8.4 million in the first nine months of 2014, compared to the first nine months of 2013.

In the first nine months of 2014 and 2013, we incurred $8.8 million and $28.1 million, respectively, of expenses in connection with the proposed merger with Publicis, which were primarily comprised of professional fees. On May 8, 2014, the proposed merger with Publicis was terminated. Excluding the merger expenses in the first nine months of 2014 and 2013, office and general expenses for the first nine months of 2014 increased $27.7 million to $1,518.5 million compared to $1,490.8 million the first nine months of 2013, but decreased as a percentage of revenue reflecting our continuing efforts to control the cost structures of our agencies.
Operating income for first nine months of 2014 increased 7.1%, compared to the first nine months of 2013. Operating margins increased to 12.3% in 2014 from 12.1% in 2013 and EBITA margins increased to 13.0% from 12.8%. Excluding the merger expenses of $28.1 million in 2013, operating margins and EBITA margins for the first nine months of 2013 were 12.4% and 13.1%, respectively.
Net Interest Expense
Net interest expense decreased to $104.1 million in the first nine months of 2014, compared to $124.6 million in the first nine months of 2013. Interest expense decreased $13.4 million to $135.4 million. The reduction in interest expense is primarily a result of the interest rate swaps on the 2022 Notes. Interest income increased $7.1 million in the first nine months of 2014 resulting from our overall cash managements efforts and interest earned on cash balances in our international treasury centers.
Income Taxes
Our effective tax rate for the first nine months of 2014 decreased to 32.6% compared to 33.8% for the first nine months of 2013. Income taxes for the first nine months of 2014 and 2013 reflect the recognition of an income tax benefit of $11.4 million and $6.4 million, respectively, related to expenses incurred in connection with the proposed merger with Publicis. Prior to the termination of the proposed merger on May 8, 2014, the majority of the merger costs were capitalized for income tax purposes and the related tax benefits were not recorded. Because the proposed merger was terminated, the merger costs were no longer required to be capitalized for income tax purposes. Excluding the income tax effect of the merger expenses, income taxes for the first nine months of 2014 and 2013 were was $422.3 million and $395.3 million, respectively.
Net Income Per Common Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. for the first nine months of 2014 increased $83.8 million, or 12.1%, to $774.5 million, compared to $690.7 million for the first nine months of 2013. The period-over-period increase is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 14.3% to $2.95 for the first nine months of 2014, compared to $2.58 for the first nine months of 2013 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding. The reduction in our weighted average common shares outstanding was the result of repurchases of our common stock, net of shares issued for the conversion of the 2032 Notes in the third quarter of 2014, stock option exercises and shares issued under our employee stock purchase plan. Beginning in the second quarter of 2014, after the termination of the proposed merger, we resumed repurchases of our common stock in the open market. Excluding the after-tax effect of the merger expenses, net income - Omnicom Group Inc. for the first nine months of 2014 and 2013 was $771.9 million and $712.4 million, respectively, and diluted net income per common share - Omnicom Group Inc. was $2.94 and $2.66, respectively.

CRITICAL ACCOUNTING POLICIES
For a more complete understanding of all of our accounting policies, our financial statements and the related management’s discussion and analysis of those results, readers are encouraged to consider this information together with our discussion of our critical accounting policies under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 10-K.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements
Historically, the majority of our non-discretionary cash requirements have been funded from operating cash flow and cash on hand. Working capital is our principal non-discretionary funding requirement. In addition, we have contractual obligations related to our Senior Notes, our recurring business operations, primarily related to lease obligations, as well as contingent purchase price obligations (earn-outs) for acquisitions made in prior years.
Our principal discretionary cash uses include dividend payments, capital expenditures, payments for strategic acquisitions and repurchases of our common stock. In the second quarter of 2014, following the termination of the proposed merger with Publicis, we resumed repurchases of our common stock. Our discretionary spending is funded from operating cash flow and cash on hand. In addition, depending on the level of our discretionary activity and conditions in the capital markets, we may use other available sources of funding, such as issuing commercial paper, borrowing under our $2.5 billion line of credit, or Credit Agreement, or other long-term borrowings to finance these activities. For the remainder of 2014, we expect to have sufficient liquidity to fund both our non-discretionary cash requirements and our discretionary spending. However, we may access the capital markets at any time if favorable conditions exist.
We have a seasonal cash requirement normally peaking during the first half of the year primarily due to the timing of payments for incentive compensation, income taxes and contingent purchase price obligations. This typically results in a net borrowing requirement that decreases over the course of the year.
During the first nine months of 2014, we generated $33.1 million of cash from operations, which included cash used for operating capital of $1,091.9 million. Our discretionary spending during the first nine months of 2014 was: capital expenditures of $138.3 million; dividends paid of $340.7 million; dividends paid to shareholders of noncontrolling interests of $83.2 million; repurchases of our common stock, net of proceeds from stock option exercises and related tax benefits and common stock sold to our employee stock purchase plan, of $830.0 million; and, acquisition payments, net of cash acquired, of $65.3 million plus contingent purchase price obligations of $74.5 million and acquisition of additional shares of noncontrolling interests of $22.0 million.
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
Our cash and cash equivalents decreased $1.9 billion to $837.7 million and our short-term investments decreased $5.6 million to $12.6 million from December 31, 2013, primarily to fund our seasonal working capital requirement, as well as repurchases of our common stock. Short-term investments primarily consist of time deposits with financial institutions that we expect to convert into cash within our current operating cycle, generally one year.
At September 30, 2014, our total cash and cash equivalents were $837.7 million, of which our foreign subsidiaries held approximately $541 million. The majority of this cash is available to us, net of any taxes payable upon repatriation to the United States. Changes in international tax rules or changes in U.S. tax rules and regulations covering international operations and foreign tax credits may affect our future reported financial results or the way we conduct our business.

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
Debt Instruments and Related Covenants
We have committed and uncommitted lines of credit. On July 31, 2014, we amended our Credit Agreement to extend the term to July 31, 2019. We have the ability to classify borrowings under the Credit Agreement as long-term. In addition, we can issue up to $2.0 billion of commercial paper.
Depending on market conditions at the time, we typically fund our day-to-day liquidity by issuing commercial paper, borrowing under our uncommitted lines of credit or drawing on our Credit Agreement. At September 30, 2014, there were no outstanding commercial paper issuances or borrowings under the Credit Agreement.
Commercial paper activity for the quarters ended September 30, 2014 and 2013 was (dollars in millions):

	2014	2013
Average amount outstanding during the quarter	$1,425.1	$690.3
Maximum amount outstanding during the quarter	$1,795.2	$1,027.5
Total issuances during the quarter	$5,270.4	$4,612.8
Average days outstanding	24.9	13.8
Weighted average interest rate	0.29%	0.32%
At September 30, 2014, short-term borrowings of $31.3 million represent bank overdrafts and lines of credit of our international subsidiaries. These bank overdrafts and lines of credit are treated as unsecured loans pursuant to the agreements supporting the facilities.
The Credit Agreement contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (under the Credit Agreement, EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At September 30, 2014 we were in compliance with these covenants as our Leverage Ratio was 1.7 times and our Interest Coverage Ratio was 12 times. The Credit Agreement does not limit our ability to declare or pay dividends.
At September 30, 2014, the carrying value of our debt and amounts available under the Credit Agreement were (in millions):

	Debt	Available Credit
Short-term borrowings, due in less than one year	$31.3	$—
Credit Agreement	—	2,500.0
5.9% Senior Notes due April 15, 2016	1,000.0	—
6.25% Senior Notes due July 15, 2019	500.0	—
4.45% Senior Notes due August 15, 2020	1,000.0	—
3.625% Senior Notes due May 1, 2022	1,250.0	—
Other debt	0.3	—
	3,781.6	2,500.0
Unamortized premium (discount) on Senior Notes, net	13.8	—
Adjustment to carrying value for interest rate swaps	15.1	—
	$3,810.5	$2,500.0

On May 1, 2014, we entered into an interest rate swap on the $1.25 billion principal amount of our 2022 Notes and on September 29, 2014, we entered into an interest rate swap on the $1 billion principal amount of our 4.45% Senior Notes due August 15, 2020, or 2020 Notes. The interest rate swaps hedge the risk of changes in fair value of the 2022 Notes and the 2020 Notes attributable to changes in the benchmark LIBOR interest rate. Under the terms of the swaps, we receive fixed interest rate payments and pay a variable interest rate, based on LIBOR, on the total principal amount of the 2022 Notes and the 2020 Notes, respectively. The swaps qualify as a hedge for accounting purposes and were designated as a fair value hedge on the 2022 Notes and 2020 Notes, respectively. The swaps have the economic effect of converting the 2022 Notes and the 2020 Notes from fixed rate debt to floating rate debt. Gains and losses attributed to changes in the fair value of the interest rate swaps substantially offset changes in the fair value of the 2022 Notes and the 2020 Notes, respectively, attributed to changes in the benchmark interest rate. The net interest settlement is recorded in interest expense.
On June 5, 2014, we called the 2032 Notes for redemption on July 31, 2014 at a redemption price of 100% of the principal amount of the notes. As provided in the indenture governing the 2032 Notes, prior to July 29, 2014, the noteholders had the right to convert their notes into shares of our common stock at a conversion rate of 18.463 shares per $1,000 principal amount. Substantially all noteholders exercised their conversion right. We paid $252.7 million in cash representing the principal amount of the notes that were converted and issued 1,217,112 shares of our common stock to satisfy the conversion premium. On July 31, 2014, we redeemed any 2032 Notes that were not converted.
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
CREDIT RISK
We provide advertising, marketing and corporate communications services to several thousand clients who operate in nearly every industry sector of the global economy and in the normal course of business, we grant credit to qualified clients. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 2.7% of our revenue for the first nine months of 2014 and no other client accounted for more than 2.5% of our revenue. However, during periods of economic downturn, the credit profiles of our clients could change.
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
Our 2013 10-K provides a detailed discussion of the market risks affecting our operations. No material change has occurred in our market risks since the disclosure contained in our 2013 10-K. See our discussion regarding current economic conditions in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Executive Summary and Liquidity and Capital Resources sections.
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with or furnish to the Securities and Exchange Commission is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or furnish under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2014, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision of management and with the participation of our CEO, CFO and our agencies, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of September 30, 2014. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in our 2013 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2013, dated February 12, 2014.

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
ITEM 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A in our 2013 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock purchase activity during the three months ended September 30, 2014 was:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 2014	397,982	$71.31	—	—
August 2014	2,585,476	$71.05	—	—
September 2014	1,063,000	$70.54	—	—
	4,046,458	$70.94	—	—
During the three months ended September 30, 2014, we purchased 3,829,754 shares of our common stock in the open market for general corporate purposes and withheld 216,704 shares from employees to satisfy estimated statutory income tax obligations related to stock option exercises and vesting of restricted stock. The value of the common stock withheld was based on the closing price of our common stock on the applicable exercise or vesting date.
There were no unregistered sales of our equity securities during the three months ended September 30, 2014.
ITEM 6. Exhibits
(a) Exhibits

10
Amended and Restated Five Year Credit Agreement, dated as of July 31, 2014, by and among Omnicom Capital Inc., Omnicom Finance plc, Omnicom Group Inc., the banks, financial institutions and other institutional lenders and initial issuing banks listed on the signature pages thereof, Citigroup Global Markets Inc., J.P. Morgan Securities LLC,  HSBC Securities (USA) Inc. and Wells Fargo Securities, LLC, as lead arrangers and book managers, JPMorgan Chase Bank, N.A., HSBC Securities (USA) Inc., and Wells Fargo Bank, National Association, as syndication agents,  BNP Paribas and U.S. Bank National Association, as documentation agents, and Citibank, N.A., as administrative agent for the lenders (Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-10551) filed on August 1, 2014 and incorporated herein by reference).

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

OMNICOM GROUP INC.
Dated:	October 21, 2014	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Signatory)