Form 10-K
period 2014-12-31
OMNICOM GROUP INC.
filed 2015-02-10
CIK 29989

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR FISCAL YEAR ENDED DECEMBER 31, 2014
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
____________________________________________________________
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2014 was $17,860,780,000.

As of January 30, 2015, there were 246,720,508 shares of Omnicom Group Inc. Common Stock outstanding.

Portions of the Omnicom Group Inc. Definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 18, 2015 are incorporated by reference into Part III of this report to the extent described herein.

OMNICOM GROUP INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014

i

FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements, including statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, the Company or its representatives have made, or may make, forward-looking statements, orally or in writing. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of the Company’s management as well as assumptions made by, and information currently available to, the Company’s management. Forward-looking statements may be accompanied by words such as “aim,” “anticipate,” “believe,” “plan,” “could,” “would,” “should,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “will,” “possible,” “potential,” “predict,” “project” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside the Company’s control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include: international, national or local economic, social or political conditions that could adversely affect the Company or its clients; losses on media purchases and production costs incurred on behalf of clients; reductions in client spending, a slowdown in client payments and changes in client advertising, marketing and corporate communications requirements; failure to manage potential conflicts of interest between or among clients; unanticipated changes relating to competitive factors in the advertising, marketing and corporate communications industries; ability to hire and retain key personnel; ability to attract new clients and retain existing clients in the manner anticipated; reliance on information technology systems; changes in legislation or governmental regulations affecting the Company or its clients; conditions in the credit markets; risks associated with assumptions the Company makes in connection with its critical accounting estimates and legal proceedings; and the Company’s international operations, which are subject to the risks of currency fluctuation and currency repatriation restrictions. The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that may affect the Company’s business, including those described in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Except as required under applicable law, the Company does not assume any obligation to update these forward-looking statements.
AVAILABLE INFORMATION
We file annual, quarterly and current reports and any amendments to those reports, proxy statements and other information with the U.S. Securities and Exchange Commission, or SEC. Documents we file with the SEC are available free of charge on our website at www.omnicomgroup.com/investorrelations, as soon as reasonably practicable after such material is filed with the SEC. The information included on or available through our website is not part of this or any other report we file with the SEC. Any document that we file with the SEC is available on the SEC’s website at www.sec.gov and also may be read and copied at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information regarding the operation of the Public Reference Room.

ii

PART I
Introduction

This report is both our 2014 annual report to shareholders and our 2014 Annual Report on Form 10-K required under the federal securities laws.

Omnicom Group Inc. is a leading global marketing and corporate communications company. Omnicom's branded networks and agencies provide advertising, marketing and corporate communications services to over 5,000 clients in more than 100 countries. The terms “Omnicom,” “the Company,” “we,” “our” and “us” each refer to Omnicom Group Inc. and our subsidiaries unless the context indicates otherwise.
Item 1. Business
Our Business

Omnicom is a strategic holding company and was formed in 1986 by the merger of several leading advertising, marketing and corporate communications companies. As a leading global provider of advertising, marketing and corporate communications services, we operate in a highly competitive industry. The proliferation of media channels, including the rapid development and integration of interactive technologies and mediums, has fragmented consumer audiences targeted by our clients. These developments make it more complex for marketers to reach their target audiences in a cost-effective way, causing them to turn to service providers such as Omnicom for a customized mix of advertising and marketing services designed to make the best use of their total marketing expenditures.

Our branded networks and agencies operate in all major markets around the world and provide a comprehensive range of services, which we group into four fundamental disciplines: advertising, customer relationship management, or CRM, public relations and specialty communications. The services included in these disciplines are:

advertising	investor relations
brand consultancy	marketing research
content marketing	media planning and buying
corporate social responsibility consulting	mobile marketing
crisis communications	multi-cultural marketing
custom publishing	non-profit marketing
data analytics	organizational communications
database management	package design
direct marketing	product placement
entertainment marketing	promotional marketing
environmental design	public affairs
experiential marketing	public relations
field marketing	reputation consulting
financial/corporate business-to-business advertising	retail marketing
graphic arts/digital imaging	search engine marketing
healthcare communications	social media marketing
instore design	sports and event marketing
interactive marketing

Although the medium used to reach a client’s target audience may differ across each of these disciplines, we develop and deliver the marketing message in a similar way by providing client-specific advertising and marketing services.

Our business model was built and continues to evolve around our clients. While our agencies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. The fundamental premise of our business is to deliver our services and allocate our resources based on the specific requirements of our clients. As clients increase their demands for marketing effectiveness and efficiency, they have tended to consolidate their business with larger, multi-disciplinary agencies or integrated groups of agencies. Accordingly, our business model requires that multiple agencies within Omnicom collaborate in formal and informal virtual networks that cut across internal organizational structures to execute against our clients’ specific marketing requirements. We believe that this organizational philosophy, and our ability to execute it, differentiates us from our competitors.

Our agency networks and our virtual networks provide us with the ability to integrate services across all disciplines and geographies. This means that the delivery of our services can, and does, take place across agencies, networks and geographic regions simultaneously. Further, we believe that our virtual network strategy facilitates better integration of services required by the demands of the marketplace for our services. Our over-arching business strategy is to continue to use our virtual networks to grow our business relationships with our clients.

The various components of our business and material factors that affected us in 2014 are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, of this report. None of our acquisitions or dispositions, individually or in the aggregate, in the three year period ended December 31, 2014 was material to our financial position or results of operations. For information concerning our acquisitions, see Note 4 to the consolidated financial statements.
Geographic Regions and Segments

Our revenue is almost evenly divided between our United States and international operations. As discussed more fully in the Critical Accounting Policies section of the MD&A, we conduct our business on a global basis through our five branded agency networks, which operate in the following geographic regions: The Americas, which includes North America and Latin America; EMEA, which includes Europe, the Middle East and Africa; and, Asia Pacific, which includes Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. The agency networks have regional reporting units that are responsible for the agencies in their region. Agencies within the regional reporting units serve similar clients in similar industries and in many cases the same clients and have similar economic characteristics. Accordingly, we aggregate and monitor our agencies on a regional basis. Given the strategic emphasis we place on the geographic regions in which we operate, we provide financial information by geographic region in the MD&A and Note 8 to the consolidated financial statements.
Our Clients

Our clients operate in virtually every industry sector of the global economy. In many cases, multiple agencies or networks serve different brand and/or product groups within the same clients. For example, in 2014, our largest client was served by more than 200 of our agencies and represented 2.6% of revenue and no other client accounted for more than 2.5% of revenue. In 2014, our top 100 clients, ranked by revenue, were each served, on average, by more than 50 of our agencies and collectively represented approximately 50% of revenue.
Our Employees

At December 31, 2014, we employed approximately 74,000 people. We are not party to any significant collective bargaining agreements. The skill sets of our workforce across our agencies and within each discipline are similar. Common to all is the ability to understand a client’s brand or product and their selling proposition and to develop a unique message to communicate the value of the brand or product to the client’s target audience. Recognizing the importance of this core competency, we have established tailored training and education programs for our client service professionals around this competency. See the MD&A for a discussion of the effect of salary and related costs on our results of operations.
Executive Officers of the Registrant

At January 30, 2015, our executive officers were:

Name	Position	Age
Bruce Crawford	Chairman of the Board	86
John D. Wren	President and Chief Executive Officer	62
Philip J. Angelastro	Executive Vice President and Chief Financial Officer	50
Michael J. O’Brien	Senior Vice President, General Counsel and Secretary	53
Dennis E. Hewitt	Treasurer	70
Andrew L. Castellaneta	Senior Vice President, Chief Accounting Officer	56
Peter L. Swieciciki	Senior Vice President, Finance and Controller	56
Jonathan B. Nelson	CEO, Omnicom Digital	47

Each executive officer has held his present position for at least five years, except: Mr. Angelastro was named Executive Vice President and Chief Financial Officer in September 2014, prior to that, Mr. Angelastro served as Senior Vice President Finance and Controller since 2002; Mr. Castellaneta was named Senior Vice President, Chief Accounting Officer in January 2015, prior to that he served as Assistant Controller since 2000; and, Mr. Swieciciki was named Senior Vice President, Finance and Controller in January 2015, prior to that he served as Director of Business Operations since 2013 and held various positions with BBDO Worldwide for more than five years.

Additional information about our directors and executive officers will appear in our definitive proxy statement, which is expected to be filed with the SEC by April 8, 2015.
Item 1A. Risk Factors

Adverse global economic conditions could cause clients to reduce spending on advertising, marketing and corporate communications services and may have a material effect on our business, results of operations and financial position.

Adverse global economic conditions have a direct impact on our business, results of operations and financial position. In particular, a contraction in global economic conditions poses a risk that our clients may reduce future spending on advertising, marketing and corporate communications services which could reduce the demand for our services. If domestic or global economic conditions deteriorate, our business, results of operations and financial position could be adversely affected. We will continue to monitor economic conditions closely, client revenue levels and other factors, and may take actions available to us to align our cost structure and manage working capital in response to reductions in client revenue. There can be no assurance whether, or to what extent, our efforts to mitigate any impact of future adverse economic conditions, reductions in our client revenue, changes in client creditworthiness and other developments will be effective.

A reduction in client spending, a delay in client payments or conditions in the credit markets could have a material adverse effect on our working capital.

Global economic uncertainty, turmoil in the credit markets or a contraction in the availability of credit may make it more difficult for us to meet our working capital requirements and could have a material adverse effect on our business, results of operations and financial position. Such events could also lead clients to seek to change their financial relationship with us, and reduce spending on our services, delay the payment for our services or take additional actions that would negatively affect our working capital. In response, we could need to obtain additional financing to fund our day-to-day working capital requirements in such circumstances. Such additional financing may not be available on favorable terms, or at all.

In an economic downturn, the risk of a material loss related to media purchases and production costs incurred on behalf of our clients could significantly increase and methods for managing or mitigating such risk may be less available or unavailable.

In the normal course of our business, our agencies enter into contractual commitments with media providers and production companies on behalf of our clients at levels that can substantially exceed the revenue from our services. These commitments are included in accounts payable when the services are delivered by the media providers or production companies. If permitted by local law and the client agreement, many of our agencies purchase media and production services for our clients as an agent for a disclosed principal. In addition, while operating practices vary by country, media type and media vendor, in the United States and certain foreign markets, many of our agencies’ contracts with media and production providers specify that our agencies are not liable to the media and production providers under the theory of sequential liability until and to the extent we have been paid by our client for the media or production services.

Where purchases of media and production services are made by our agencies as a principal or are not subject to the theory of sequential liability, the risk of a material loss as a result of payment default by our clients could increase significantly and such a loss could have a material adverse effect on our business, results of operations and financial position.

In addition, methods of managing the risk of payment defaults, including obtaining credit insurance, requiring payment in advance, mitigating the potential loss in the marketplace or negotiating with media providers, may be less available or unavailable during a severe economic downturn.

Clients periodically review and change their advertising, marketing and corporate communications services requirements and relationships. If we are unable to remain competitive or retain key clients, our business, results of operations and financial position may be adversely affected.

The markets we operate in are highly competitive and are expected to remain so. Key competitive considerations for retaining existing clients and winning new clients include our ability to develop marketing solutions that meet client needs in a rapidly changing environment, the quality and effectiveness of the services we offer and our ability to serve clients efficiently, particularly large international clients, on a broad geographic basis. While many of our client relationships are long-standing, from time to time clients put their advertising, marketing and corporate communications services business up for competitive review. We have won and lost accounts in the past as a result of these reviews. To the extent that we are not able to remain competitive or retain key clients, our revenue may be adversely affected, which could have a material adverse effect on our business, results of operations and financial position.
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

Our employees are our most important assets and our ability to attract and retain key personnel is an important aspect of our competitiveness. If we are unable to attract and retain key personnel, including highly skilled technically proficient personnel, our ability to provide our services in the manner our clients have come to expect may be adversely affected, which could harm our reputation and result in a loss of clients, which could have a material adverse effect on our business, results of operations and financial position.
The loss of several of our largest clients could have a material adverse effect on our business, results of operations and financial position.

In 2014, approximately 50% of our revenue came from our 100 largest clients. Clients generally are able to reduce advertising and marketing spending or cancel projects at any time on short notice for any reason. It is possible that our clients could reduce spending in comparison to historical patterns, or they could reduce future spending. A significant reduction in advertising and marketing spending by our largest clients, or the loss of several of our largest clients, if not replaced by new clients or an increase in business from existing clients, would adversely affect our revenue and could have a material adverse effect on our business, results of operations and financial position.
We rely extensively on information technology systems and cyber incidents could adversely affect us.

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
Government regulation and consumer advocates may limit the scope and content of our services, which could affect our ability to meet our clients’ needs, which could have a material adverse effect on our business, results of operations and financial position.

Government agencies and consumer groups directly or indirectly affect or attempt to affect the scope, content and manner of presentation of advertising, marketing and corporate communications services, through regulation or other governmental action, which could affect our ability to meet our clients’ needs. Such regulation may seek, among other things, to limit the tax deductibility of advertising expenditures by certain industries or for certain products and services. In addition, there has been a tendency on the part of businesses to resort to the judicial system to challenge advertising practices, which could cause our clients affected by such actions to reduce their spending on our services. Any limitation or judicial action that effects our ability to meet our clients' needs or reduces client spending on our services could have a material adverse effect on our business, results of operations and financial position.

Further, laws and regulations, related to user privacy, use of personal information and Internet tracking technologies have been proposed or enacted in the United States and certain international markets. These laws and regulations could affect the acceptance of new communications technologies and the use of current communications technologies as advertising mediums. These actions could affect our business and reduce demand for certain of our services, which could have a material adverse effect on our business, results of operations and financial position.

We are a global service business and face certain risks of doing business abroad, which could have a material adverse effect on our business, results of operations and financial position.
We face a number of risks associated with a global service business. The operational and financial performance of our businesses are typically tied to overall economic and regional market conditions, competition for client assignments and talented staff, new business and the risks associated with extensive international operations. We also must comply with applicable U.S. and international anti-corruption laws, including the Foreign Corrupt Practices Act of 1977, which can be complex and stringent, in all jurisdictions where we operate. These risks could have a material adverse effect on our results of operations and financial position. For financial information by geographic region, see Note 8 to the consolidated financial statements.

We are exposed to risks from operating in developing countries and high-growth markets.
We conduct business in numerous developing countries and high-growth markets around the world. Our operations outside the United States are exposed to risks that include: slower receipt of payments; social, political and economic instability, currency fluctuation and currency repatriation restrictions. In addition, commercial laws in developing countries and high-growth markets can be undeveloped, vague, inconsistently enforced or frequently changed. If we are deemed not to be in compliance with applicable laws in countries and markets where we conduct business, our prospects and business in those countries and markets could be harmed, which could then have a material adverse effect on our business, results of operations and financial position.

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
We regularly evaluate potential acquisitions of businesses that we believe are complementary to our businesses and client needs. As part of the evaluation, we conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in any particular transaction. Despite our efforts, we may be unsuccessful in ascertaining or evaluating all such risks. As a result, we might not realize the intended advantages of any given acquisition. If we fail to identify certain material risks from one or more acquisitions, our business, results of operations and financial position could be adversely affected.

Our goodwill may become impaired, which could have a material adverse effect on our business, results of operations and financial position.
In accordance with generally accepted accounting principles in the United States, or U.S. GAAP or GAAP, we have recorded a significant amount of goodwill in our consolidated financial statements resulting from our acquisition activities, which principally represents the specialized know-how of the workforce at the acquired businesses. As discussed in Note 2 to the consolidated financial statements, we review the carrying value of goodwill for impairment annually at the end of the second quarter of the year and whenever events or circumstances indicate the carrying value may not be recoverable. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. While we have concluded, for each year presented in the financial statements included in this report, that our goodwill is not impaired, future events could cause us to conclude that the asset values associated with a given operation may become impaired. Any resulting non-cash impairment charge could have a material adverse effect on our business, results of operations and financial position.

We could be affected by future laws or regulations enacted in response to climate change concerns and other actions.
Generally, our businesses are not directly affected by current cap and trade laws and other regulatory requirements aimed at mitigating the impact of climate change by reducing emissions or otherwise; although, our businesses could be in the future. However, we could be indirectly affected by increased prices for goods or services provided to us by companies that are directly affected by these laws and regulations and pass their increased costs through to their customers. Further, if our clients are impacted by such laws or requirements, either directly or indirectly, their spending for advertising and marketing services may decline, which could adversely impact our business, results of operations and financial position. Additionally, to comply with potential future changes in environmental laws and regulations, we may need to incur additional costs. At this time, we cannot estimate what impact such costs may have on our business, results of operations and financial position.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties

We have offices throughout the world. The facility requirements of our businesses are similar across geographic regions and disciplines. Our facilities are primarily used by our employees to provide advertising and marketing services to our clients. We believe that our facilities are in suitable and well-maintained condition for our current operations. Our principal corporate offices are located at 437 Madison Avenue, New York, New York; One East Weaver Street, Greenwich, Connecticut and 525 Okeechobee Boulevard, West Palm Beach, Florida. We also maintain executive offices in London, England; Shanghai, China and Singapore.

We lease substantially all our office space under operating leases that expire at various dates. Lease obligations of our foreign operations are generally denominated in their local currency. Office base rent expense was $361.9 million, $369.3 million and $380.1 million in 2014, 2013 and 2012, respectively, net of rent received from non-cancelable third-party subleases of $11.2 million, $10.6 million and $10.4 million, respectively.

Future minimum office base rent under non-cancelable operating leases, net of rent receivable from existing non-cancelable third-party subleases, is (in millions):

Net Rent
2015	$316.8
2016	229.2
2017	186.6
2018	151.6
2019	133.5
Thereafter	529.0
$1,546.7

See Note 15 to the consolidated financial statements for a description of our lease commitments and the MD&A for a description of the impact of leases on our operating expenses.
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
Item 4. Mine Safety Disclosures

Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the New York Stock Exchange, or NYSE, under the symbol “OMC.” As of January 30, 2015, there were 2,255 registered holders of our common stock.

The quarterly high and low sales prices for our common stock reported by the NYSE and dividends paid per share for 2014 and 2013 were:

	High	Low	Dividends Paid Per Share
2014
First Quarter	$76.87	$70.59	$0.40
Second Quarter	72.84	65.43	0.50
Third Quarter	74.14	68.32	0.50
Fourth Quarter	78.49	64.03	0.50

2013
First Quarter	$60.05	$50.40	$0.40
Second Quarter	64.29	57.73	0.40
Third Quarter	70.50	59.70	0.40
Fourth Quarter	74.50	61.35	0.40

Stock repurchase activity during the three months ended December 31, 2014 was:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2014	517,207	$68.97	—	—
November 2014	6,710	68.17	—	—
December 2014	2,105,006	77.05	—	—
	2,628,923	$75.44	—	—

During the three months ended December 31, 2014, we purchased 2,551,145 shares of our common stock in the open market for general corporate purposes and withheld 77,778 shares from employees to satisfy estimated statutory income tax obligations related to stock option exercises and restricted stock vesting. The value of the common stock withheld was based on the closing price of our common stock on the applicable exercise or vesting date.

There were no unregistered sales of equity securities during the three months ended December 31, 2014.

For information on securities authorized for issuance under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which relevant information will be included under the caption “Equity Compensation Plans” in our definitive proxy statement, which is expected to be filed with the SEC by April 8, 2015.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes that begin on page F-1 of this report, as well as the MD&A.

	(In millions, except per share amounts)
For the years ended December 31:	2014	2013	2012	2011	2010
Revenue	$15,317.8	$14,584.5	$14,219.4	$13,872.5	$12,542.5
Operating Income	1,944.1	1,825.3	1,804.2	1,671.1	1,460.2
Net Income - Omnicom Group Inc.	1,104.0	991.1	998.3	952.6	827.7
Net Income Per Common Share - Omnicom Group Inc.:
Basic	4.27	3.73	3.64	3.38	2.74
Diluted	4.24	3.71	3.61	3.33	2.70
Dividends Declared Per Common Share	1.90	1.60	1.20	1.00	0.80
	(In millions)
At December 31:	2014	2013	2012	2011	2010
Cash and cash equivalents and short-term investments	$2,390.3	$2,728.7	$2,698.9	$1,805.0	$2,300.0
Total Assets	21,559.7	22,098.7	22,151.9	20,505.4	19,566.1
Long-Term Obligations:
Long-term notes payable	4,562.6	3,780.7	3,789.1	2,523.5	2,465.1
Convertible debt	—	252.7	659.4	659.4	659.5
Long-term liabilities	774.3	685.1	739.9	602.0	576.5
Total Shareholders’ Equity	2,850.0	3,582.4	3,460.8	3,504.3	3,580.5

In 2014 and 2013, we incurred expenses in connection with the proposed merger with Publicis Groupe S.A., or Publicis, of $8.8 million and $41.4 million, respectively, which are primarily comprised of professional fees. On May 8, 2014, the proposed merger was terminated. Excluding the effect of the merger expenses from both years, Operating Income, Net Income - Omnicom Group Inc. and Diluted Net Income per Common Share - Omnicom Group Inc. for the years ended December 31, 2014 and 2013 were $1,952.9 million, $1,101.4 million, and $4.23 and $1,866.7 million, $1,026.0 million and $3.84, respectively.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY

We are a strategic holding company providing advertising, marketing and corporate communications services to clients through multiple agencies around the world. On a global, pan-regional and local basis, our agencies provide these services in the following disciplines: advertising, CRM, public relations and specialty communications. Our business model was built and continues to evolve around our clients. While our agencies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. The fundamental premise of our business is that our clients’ specific requirements should be the central focus in how we deliver our services and allocate our resources. This client-centric business model results in multiple agencies collaborating in formal and informal virtual networks that cut across internal organizational structures to deliver consistent brand messages for a specific client and execute against each of our clients’ specific marketing requirements. We continually seek to grow our business with our existing clients by maintaining our client-centric approach, as well as expanding our existing business relationships into new markets and with new clients. In addition, we pursue selective acquisitions of complementary companies with strong entrepreneurial management teams that typically currently serve or have the ability to serve our existing client base.

On May 8, 2014, the Company and Publicis entered into a termination agreement, or Termination Agreement, under which the Company and Publicis mutually agreed to terminate their proposed merger in view of difficulties in completing the transaction within a reasonable timeframe. Under the Termination Agreement, the Company and Publicis mutually consented to terminate their Business Combination Agreement, dated July 27, 2013, or Business Combination Agreement, governing the proposed combination of the parties’ respective businesses, and mutually agreed to release each other from all claims, obligations and liabilities arising out of, in connection with or relating to the Business Combination Agreement. The Termination Agreement provided that no termination fee was payable by either party.

As a leading global advertising, marketing and corporate communications company, we operate in all major markets around the world and have a large and diverse client base. In 2014, our largest client accounted for 2.6% of our revenue and no other client accounted for more than 2.5% of our revenue. Our top 100 clients accounted for approximately 50% of our revenue in 2014. Our business is spread across a significant number of industry sectors with no one industry comprising more than 13% of our revenue in 2014. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.

For the year ended December 31, 2014, as described in more detail below, our revenue increased 5.0% compared to 2013. Revenue increased in the United States 7.7%. In Europe, revenue increased modestly for the year, which reflects the strengthening of the British Pound against the U.S. Dollar and a flat U.S. Dollar relative to the Euro on a year-over-year basis, despite the weakening of the British Pound and a significant weakening of the Euro against the U.S. Dollar in the fourth quarter of 2014. For the year, the Russian Rouble decreased significantly against the U.S. Dollar. Revenue increased moderately in most of our other markets, but the rate of growth was significantly impacted by the weakening of most currencies, in the fourth quarter, against the U.S. Dollar.

In the fourth quarter of 2014, substantially all foreign currencies weakened against the U.S. Dollar. As a result, changes in foreign exchange rates reduced revenue in the fourth quarter by 3.1%, or $129.4 million. Our results of operations are subject to risk from the translation to U.S. Dollars of the revenue and expenses of our foreign operations, which are generally denominated in their local currency. For the most part, revenue and expenses of our foreign operations are denominated in the same currency, which minimizes the economic impact of changes in foreign exchange rates on our results of operations. Assuming exchange rates at January 30, 2015 remain unchanged, we expect the impact of changes in foreign exchange rates to reduce 2015 revenue by approximately 5%.

Global economic conditions have a direct impact on our business and financial performance. In particular, a contraction in global economic conditions poses a risk that our clients may reduce future spending on advertising, marketing and corporate communications services which could reduce the demand for our services. In 2014, the United States experienced modest economic growth and the major economies of Asia and Latin America continued to expand. Economic conditions in the Euro Zone in 2014 were unsettled and the fiscal issues facing many countries in the European Union continue to cause economic uncertainty in many of our Euro Zone markets. We will continue to monitor economic conditions closely, client revenue levels and other factors and, in response to reductions in our client revenue, if necessary, we will take actions available to us to align our cost structure and manage working capital. There can be no assurance whether, or to what extent, our efforts to mitigate any impact of future adverse economic conditions, reductions in our client revenue, changes in client creditworthiness and other developments will be effective.

Certain business trends have had a positive impact on our business and industry. These trends include our clients increasingly expanding the focus of their brand strategies from national markets to pan-regional and global markets and integrating traditional and non-traditional marketing channels, as well as utilizing new communications technologies and emerging digital platforms. Additionally, in an effort to gain greater efficiency and effectiveness from their total marketing expenditures, clients continue to require greater coordination of marketing activities. We believe these trends have benefited our business in the past and over the medium and long term will continue to provide a competitive advantage to us.

In the near term, barring unforeseen events and excluding the impact from changes in foreign exchange rates, as a result of continued improvement in operating performance by many of our agencies and new business activities, we expect our 2015 revenue to increase modestly in excess of the weighted average nominal GDP growth in our major markets. We expect to continue to identify acquisition opportunities intended to build upon the core capabilities of our strategic business platforms, expand our operations in the emerging markets and enhance our capabilities to leverage new technologies that are being used by marketers today.

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

In 2014, our revenue increased 5.0% compared to 2013. Changes in foreign exchange rates reduced revenue by 0.8%, acquisitions, net of dispositions increased revenue 0.1% and organic growth increased revenue 5.7%. Across our principal regional markets, revenue increased 6.5% in North America, 7.2% in the Middle East and Africa, 4.1% in Europe and 0.9% in Asia and Latin America. The increase in revenue in Europe was the result of growth in the U.K., Spain and Germany, partially offset by reductions in several countries in the Euro Zone, and the strengthening of the British Pound against the U.S. Dollar. Revenue in Asia Pacific increased 1.4% compared to 2013, but the rate of growth was negatively impacted by the weakening of most currencies in that region against the U.S. Dollar. The weakening of the currencies in Latin America against the U.S. Dollar offset revenue growth in that region and revenue decreased 1.1%. The increase in revenue in 2014 compared to 2013 in our four fundamental disciplines was: advertising 8.1%, CRM 1.7%, public relations 5.0% and specialty communications 1.1%.

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

As a service business, we monitor salary and service costs and office and general costs in relation to revenue. Salary and service costs, which tend to fluctuate in conjunction with changes in revenue, increased $625.6 million, or 5.8%, in 2014 compared to 2013. Office and general expenses, which are are less directly linked to changes in revenue than salary and service costs, decreased $11.1 million, or 0.5%, in 2014 compared to 2013.

In 2014 and 2013, we incurred $8.8 million and $41.4 million, respectively, of expenses in connection with the proposed merger with Publicis, which were primarily comprised of professional fees. On May 8, 2014, the proposed merger was terminated. Excluding the merger expenses from both years, office and general expenses for 2014 increased $21.5 million compared to 2013, but decreased as a percentage of revenue reflecting our continuing efforts to control the cost structures of our agencies.

In 2014, operating margins increased to 12.7% from 12.5% in 2013. Excluding the merger expenses from both years, operating income and operating margin for 2014 and 2013 were $1,952.9 million and 12.7% and $1,866.7 million and 12.8%, respectively.

Net interest expense decreased $30.3 million to $134.1 million in 2014 from $164.4 million in 2013. In October 2014, we issued $750 million of 3.65% Senior Notes due 2024, or 2024 Notes. On September 29, 2014, we entered into an interest rate swap on the 4.45 % Senior Notes due 2020, or 2020 Notes. In 2014, the benefit from the interest rate swap on the 2020 Notes substantially offset the interest expense on the 2024 Notes. Interest expense for 2014 decreased $20.0 million to $177.2 million, primarily resulting from the benefit from the interest rate swap on the 3.625% Senior Notes due 2022, or 2022 Notes, entered into on May 1, 2014. The interest rate swaps have the economic effect of converting the 2022 Notes and the 2020 Notes from fixed rate debt to floating rate debt. Interest income increased $10.3 million to $43.1 million in 2014 resulting from our cash management efforts and interest earned on cash balances in our international treasury centers.

In 2014, our effective tax rate decreased to 32.8% from 34.0% in 2013. Income taxes for 2014 and 2013 reflect the recognition of an income tax benefit of $11.4 million and $6.5 million, respectively, related to expenses incurred in connection with the proposed merger with Publicis. Prior to the termination of the proposed merger on May 8, 2014, the majority of the merger costs were capitalized for income tax purposes and the related tax benefits were not recorded. Because the proposed merger was terminated, the merger costs were no longer required to be capitalized for income tax purposes. Excluding the income tax effect of the merger expenses from both years, our effective tax rate for 2014 and 2013 was 33.2% and 33.6%, respectively.

Net income - Omnicom Group Inc. for 2014 increased $112.9 million, or 11.4%, to $1,104.0 million from $991.1 million in 2013. The year-over-year increase is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 14.3% to $4.24 in 2014, compared to $3.71 in 2013 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding. The reduction in our weighted average shares outstanding was the result of repurchases of our common stock, net of shares issued for the conversion of the Convertible Notes due 2032, or 2032 Notes, stock option exercises and shares issued under our employee stock purchase plan. In the second quarter of 2014, following the termination of the proposed merger with Publicis, we resumed repurchases of our common stock. Excluding the net effect of the merger expenses, net income - Omnicom Group Inc. for 2014 and 2013 was $1,101.4 million and $1,026.0 million, respectively, and diluted net income per common share - Omnicom Group Inc. was $4.23 and $3.84, respectively.

CRITICAL ACCOUNTING POLICIES

The following summary of our critical accounting policies provides a better understanding of our financial statements and the related discussion in this MD&A. We believe that the following policies may involve a higher degree of judgment and complexity in their application than most of our accounting policies and represent the critical accounting policies used in the preparation of our financial statements. Readers are encouraged to consider this summary together with our financial statements and the related notes, including Note 2, Significant Accounting Policies, for a more complete understanding of the critical accounting policies discussed below.
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
Acquisitions and Goodwill

We have made and expect to continue to make selective acquisitions. In making acquisitions, the valuation of potential acquisitions is based on various factors, including specialized know-how, reputation, competitive position, geographic coverage and services offered of the target businesses, as well as our experience and judgment.

Business combinations are accounted for using the acquisition method and, accordingly, the assets acquired, including identified intangible assets, the liabilities assumed and any noncontrolling interest in the acquired business are recorded at their acquisition date fair values. In circumstances where control is obtained and less than 100% of an entity is acquired, we record 100% of the goodwill acquired. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed as incurred. Certain of our acquisitions are structured with contingent purchase price obligations (earn-outs). Contingent purchase price obligations are recorded as a liability at the acquisition date fair value. Subsequent changes in the fair value of the liability are recorded in our results of operations. The results of operations of acquired businesses are included in our results of operations from the acquisition date. In 2014, we completed 10 acquisitions of new subsidiaries and made additional investments in businesses in which we had an existing minority ownership interest.

Our acquisition strategy is focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of our various strategic business platforms and agency brands through the expansion of their geographic reach and/or their service capabilities to better serve our clients. Additional key factors we consider include the competitive position and specialized know-how of the acquisition targets. Accordingly, as is typical for most service businesses, a substantial portion of the intangible asset value we acquire is the know-how of the workforce, which is treated as part of goodwill and is not valued separately. For each acquisition, we undertake a detailed review to identify other intangible assets and a valuation is performed for all such identified assets. A significant portion of the identifiable intangible assets acquired is derived from customer relationships, including the related customer contracts, as well as trade names. In valuing these identified intangible assets, we typically use an income approach and consider comparable market participant measurements.

We review the carrying value of goodwill for impairment annually at the end of the second quarter of the year and whenever events or circumstances indicate the carrying value may not be recoverable. We identified our regional reporting units as components of our operating segments, which are our five agency networks. The regional reporting units of each agency network monitor the performance and are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our client-centric strategy for delivering services to clients in their regions. We have concluded that for each of our operating segments, their regional reporting units have similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in FASB Accounting Standards Codification, or FASB ASC, Topic 280, Segment Reporting, and the guidance set forth in FASB ASC Topic 350, Intangibles - Goodwill and Other. Consistent with our fundamental business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. The main economic components of each agency are employee compensation and related costs and direct service costs and office and general costs, which include rent and occupancy costs, technology costs that are generally limited to personal computers, servers and off-the-shelf software and other overhead expenses. Finally, the expected benefits of our acquisitions are typically shared across multiple agencies and regions as they work together to integrate the acquired agency into our client service strategy.

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

The range of assumptions for the long-term growth rate and WACC used in our evaluations as of June 30, 2014 and 2013 were:

	June 30,
	2014	2013
Long-Term Growth Rate	4%	4%
WACC	9.9% - 10.6%	10.1% - 10.7%

Long-term growth rate represents our estimate of the long-term growth rate for our industry and the markets of the global economy we operate in. The average historical revenue growth rate of our reporting units for the past ten years was 5.6% and the Average Nominal GDP growth of the countries comprising our major markets that account for substantially all of our revenue was 4.2% over the same period. We considered this history when determining the long-term growth rates used in our annual impairment test at June 30, 2014. We believe marketing expenditures over the long term have a high correlation to GDP. We also believe, based on our historical performance, that our long-term growth rate will exceed Average Nominal GDP growth in the markets we operate in. For the annual test as of June 30, 2014, we used an estimated long-term growth rate of 4% for our reporting units.

When performing the annual impairment test as of June 30, 2014 and estimating the future cash flows of our reporting units, we considered the current macroeconomic environment, as well as industry and market specific conditions at mid-year 2014. In the first half of 2014, we experienced an increase in our revenue of 5.1%, which excludes growth from acquisitions and the impact from changes in foreign exchange rates. Economic conditions in the Euro Zone in 2014 were unsettled and the fiscal issues facing many countries in the European Union continue to cause economic uncertainty in many of our Euro Zone markets. We considered the effect of these conditions in the annual impairment test.

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

Goodwill Impairment Review - Conclusion

Under U.S. GAAP, we have the option of either assessing qualitative factors to determine whether it is more-likely-than-not that the carrying value of our reporting units exceeds their respective fair value or proceeding directly to Step 1 of the goodwill impairment test. Although not required, we performed Step 1 of the annual impairment test and compared the fair value of each of our reporting units to its respective carrying value, including goodwill. Based on the results of the impairment test, we concluded that our goodwill was not impaired at June 30, 2014, because the fair value of each of our reporting units was substantially in excess of their respective net book value. The minimum decline in fair value that one of our reporting units would need to experience in order to fail Step 1 of the goodwill impairment test was approximately 70%. Notwithstanding our belief that the assumptions we used in our impairment testing for our WACC and long-term growth rate are reasonable, we performed a sensitivity analysis for each of our reporting units. The results of this sensitivity analysis on the impairment test as of June 30, 2014 revealed that if the WACC increased by 1% and/or the long-term growth rate decreased by 1%, the fair value of each of our reporting units would continue to be substantially in excess of their respective net book values and would pass Step 1 of the impairment test.

We will continue to perform the impairment test at the end of the second quarter of each year unless events or circumstances trigger the need for an interim impairment test. The estimates used in our goodwill impairment test do not constitute forecasts or projections of future results of operations, but rather are estimates and assumptions based on historical results and assessments of macroeconomic factors affecting our reporting units. We believe that our estimates and assumptions are reasonable, but they are subject to change from period to period. Actual results of operations and other factors will likely differ from the estimates used in our discounted cash flow valuation and it is possible that differences could be material. A change in the estimates we use could result in a decline in the estimated fair value of one or more of our reporting units from the amounts derived as of our latest valuation and could cause us to fail Step 1 of the goodwill impairment test if the estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. A large decline in estimated fair value of a reporting unit could result in a non-cash impairment charge and may have an adverse effect on our results of operations and financial position.

Subsequent to the annual impairment test at June 30, 2014, there were no events or circumstances that triggered the need for an interim impairment test. Additional information about acquisitions and goodwill appears in Notes 2, 4 and 5 to the consolidated financial statements.
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

Some of our client arrangements include performance incentive provisions designed to link a portion of our revenue to our performance relative to quantitative and qualitative goals. We recognize performance incentives in revenue when the specific quantitative goals are achieved, or when our performance against qualitative goals is determined by the client.

In May 2014, the FASB issued FASB Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which replaces all existing revenue recognition guidance under U.S. GAAP. ASU 2014-09 will be effective for fiscal years and interim periods beginning after December 15, 2016 and early application is not permitted. ASU 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented; or, recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. We will apply ASU 2014-09 on January 1, 2017. However, we are not yet in a position to assess the transition method we will choose, or the impact of the application on our results of operations or financial position.

Additional information about our revenue recognition policy appears in Note 2 to the consolidated financial statements.
Share-Based Compensation

Share-based compensation is measured at the grant date fair value based on the fair value of the award. We use the Black-Scholes option valuation model to determine the fair value of stock option awards. This valuation model uses several assumptions and estimates such as expected life, rate of risk free interest, volatility and dividend yield. If different assumptions and estimates were used to determine the fair value, our actual results of operations and cash flows would likely differ from the estimates used and it is possible that differences could be material. The fair value of restricted stock awards is determined and fixed on the grant date using the closing price of our common stock. Additional information about these assumptions and estimates appears in Note 2 to the consolidated financial statements.

Share-based compensation expense of $93.5 million, $86.3 million and $80.8 million, in 2014, 2013 and 2012, respectively, was primarily attributed to restricted stock awards. Information about our specific awards and stock plans can be found in Note 10 to the consolidated financial statements.
NEW ACCOUNTING STANDARDS

Additional information regarding new accounting guidance can be found in Note 20 to the consolidated financial statements. Note 2 to the consolidated financial statements provides a summary of our significant accounting policies.

RESULTS OF OPERATIONS - 2014 Compared to 2013 (in millions):

	2014	2013
Revenue	$15,317.8	$14,584.5
Operating Expenses:
Salary and service costs	11,350.0	10,724.4
Office and general expenses	2,023.7	2,034.8
Total Operating Expenses	13,373.7	12,759.2
Add back: Amortization of intangible assets	107.1	100.8
	13,266.6	12,658.4
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	2,051.2	1,926.1
EBITA Margin - %	13.4%	13.2%
Deduct: Amortization of intangible assets	107.1	100.8
Operating Income	1,944.1	1,825.3
Operating Margin - %	12.7%	12.5%
Interest Expense	177.2	197.2
Interest Income	43.1	32.8
Income Before Income Taxes and Income From Equity Method Investments	1,810.0	1,660.9
Income Tax Expense	593.1	565.2
Income From Equity Method Investments	16.2	15.9
Net Income	1,233.1	1,111.6
Net Income Attributed To Noncontrolling Interests	129.1	120.5
Net Income - Omnicom Group Inc.	$1,104.0	$991.1

In 2014 and 2013, we incurred $8.8 million and $41.4 million of expenses in connection with the proposed merger with Publicis, which were primarily comprised of professional fees. On May 8, 2014, the proposed merger was terminated. Excluding the merger expenses, operating income and operating margin for 2014 and 2013 were $1,952.9 million and 12.7% and $1,866.7 million and 12.8%, respectively, and EBITA and EBITA margin for 2014 and 2013 were $2,060.0 million and 13.4% and $1,967.5 million and 13.5%, respectively. Excluding the income tax effect of the merger expenses of $11.4 million in 2014 and $6.5 million in 2013, income tax expense was $604.5 million in 2014 and $571.7 million in 2013. Excluding the after-tax effect of the merger expenses, net income - Omnicom Group Inc. was $1,101.4 million in 2014 and $1,026.0 million in 2013.

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
Revenue

In 2014, revenue increased $733.3 million, or 5.0%, to $15,317.8 million from $14,584.5 million in 2013. Changes in foreign exchange rates reduced revenue $112.6 million, acquisitions net of dispositions increased revenue $19.0 million and organic growth increased revenue $826.9 million.

The components of 2014 revenue change in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
December 31, 2013	$14,584.5		$7,569.7		$7,014.8
Components of revenue change:
Foreign exchange impact	(112.6)	(0.8)%	—	—%	(112.6)	(1.6)%
Acquisitions, net of dispositions	19.0	0.1%	(48.4)	(0.6)%	67.4	0.9%
Organic growth	826.9	5.7%	631.4	8.3%	195.5	2.8%
December 31, 2014	$15,317.8	5.0%	$8,152.7	7.7%	$7,165.1	2.1%

The components and percentages are calculated as follows:

•
The foreign exchange impact is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $15,430.4 million for the Total column). The foreign exchange impact equals the difference between the current period revenue in U.S. Dollars and the current period revenue in constant currency ($15,317.8 million less $15,430.4 million for the Total column).

•
The acquisition component is calculated by aggregating the applicable prior period revenue of the acquired businesses, less revenue of any business included in the prior period revenue that was disposed of subsequent to the prior period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($14,584.5 million for the Total column).

For the year ended December 31, 2014, changes in foreign exchange rates reduced revenue by 0.8%, or $112.6 million, compared to 2013. The most significant impacts resulted from the weakening of several currencies, including the Australian Dollar, Brazilian Real, Canadian Dollar, Japanese Yen, Russian Rouble and South African Rand, against the U.S. Dollar. This was partially offset by the strengthening of the British Pound against the U.S. Dollar.

In the fourth quarter of 2014, substantially all foreign currencies weakened against the U.S. Dollar. As a result, changes in foreign exchange rates reduced revenue in the fourth quarter of 2014 by 3.1%, or $129.4 million. Our results of operations are subject to risk from the translation to U.S. Dollars of the revenue and expenses of our foreign operations, which are generally denominated in their local currency. However, for the most part, revenue and expenses of our foreign operations are denominated in the same currency, which minimizes the economic impact of changes in foreign exchange rates on our results of operations. Assuming exchange rates at January 30, 2015 remain unchanged, we expect the impact of changes in foreign exchange rates to reduce 2015 revenue by approximately 5%.

Revenue for 2014 and the percentage change in revenue and organic growth from 2013 in our principal regional markets were (in millions):

	$	% Change	% Organic Growth
Americas:
North America	$8,688.7	6.5%	7.5%
Latin America	432.6	(1.1)%	4.0%
EMEA:
Europe	4,337.9	4.1%	2.4%
Middle East and Africa	256.1	7.2%	10.1%

Asia Pacific	1,602.5	1.4%	4.5%
	$15,317.8	5.0%	5.7%

Europe comprises the United Kingdom and various Euro currency countries and other European countries that have not adopted the European Union Monetary standard. In 2014, the percentage of revenue attributed to the U.K. was 9.8% and the percentage of revenue attributed the Euro currency and other European countries was 18.5%. In 2014, total revenue growth for the U.K. was 12.5% and total revenue growth for the Euro currency and other European countries was 0.1%.

In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change in 2014 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 2.6% and 2.7% of revenue in 2014 and 2013, respectively. No other client represented more than 2.5% of revenue in 2014 and 2013, respectively. Our ten largest and 100 largest clients represented 18.1% and 50.4% of revenue in 2014, respectively and 19.1% and 51.3% of revenue in 2013, respectively.

Driven by our clients’ continuous demand for more effective and efficient marketing activities, we strive to provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. These services include advertising, brand consultancy, content marketing, corporate social responsibility consulting, crisis communications, custom publishing, data analytics, database management, direct marketing, entertainment marketing, environmental design, experiential marketing, field marketing, financial/corporate business-to-business advertising, graphic arts/digital imaging, healthcare communications, instore design, interactive marketing, investor relations, marketing research, media planning and buying, mobile marketing, multi-cultural marketing, non-profit marketing, organizational communications, package design, product placement, promotional marketing, public affairs, public relations, reputation consulting, retail marketing, search engine marketing, social media marketing and sports and event marketing. In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories: advertising, CRM, public relations and specialty communications.

Revenue for 2014 and 2013 and the percentage change in revenue and organic growth from 2013 by discipline were (in millions):

	Year Ended December 31,
	2014		2013		2014 vs. 2013
	$	% of Revenue	$	% of Revenue	$ Change	% Change	% Organic Growth
Advertising	$7,593.5	49.6%	$7,026.1	48.2%	$567.4	8.1%	9.1%
CRM	5,254.4	34.3%	5,166.6	35.4%	87.8	1.7%	1.9%
Public relations	1,393.7	9.1%	1,327.4	9.1%	66.3	5.0%	4.1%
Specialty communications	1,076.2	7.0%	1,064.4	7.3%	11.8	1.1%	3.1%
	$15,317.8		$14,584.5		$733.3	5.0%	5.7%

We operate in a number of industry sectors. The percentage of revenue by industry sector for 2014 and 2013 was:

	2014	2013
Food and Beverage	13%	14%
Consumer Products	10%	10%
Pharmaceuticals and Health Care	10%	10%
Financial Services	7%	7%
Technology	9%	9%
Auto	8%	8%
Travel and Entertainment	6%	5%
Telecommunications	5%	7%
Retail	6%	6%
Other	26%	24%

Operating Expenses

Operating expenses for 2014 compared to 2013 were (in millions):

	Year Ended December 31,
	2014			2013			2014 vs. 2013
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change
Revenue	$15,317.8			$14,584.5			$733.3	5.0%
Operating Expenses:
Salary and service costs	11,350.0	74.1%	84.9%	10,724.4	73.5%	84.1%	625.6	5.8%
Office and general expenses	2,023.7	13.2%	15.1%	2,034.8	14.0%	15.9%	(11.1)	(0.5)%
Operating Expenses	13,373.7	87.3%		12,759.2	87.5%		614.5	4.8%
Operating Income	$1,944.1	12.7%		$1,825.3	12.5%		$118.8	6.5%

Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased $625.6 million in 2014 compared to 2013, reflecting growth in revenue and increases related to changes in the mix of our business during the period, including increased use of freelance labor.

Office and general expenses are less directly linked to changes in our revenue than salary and service costs. Office and general expenses decreased $11.1 million in 2014 compared to 2013.

In 2014 and 2013, we incurred $8.8 million and $41.4 million, respectively, of expenses in connection with the proposed merger with Publicis, which were primarily comprised of professional fees. On May 8, 2014, the proposed merger was terminated. Excluding the merger expenses, office and general expenses for 2014 increased $21.5 million compared to 2013, but decreased as a percentage of revenue reflecting our continuing efforts to control the cost structures of our agencies.

Operating margins in 2014 increased to 12.7% from 12.5% in 2013 and EBITA margins in 2014 increased to 13.4% from 13.2% in 2013. Excluding the merger expenses from both years, operating income and operating margin for 2014 and 2013 were $1,952.9 million and 12.7% and $1,866.7 million and 12.8%, respectively, and EBITA and EBITA margin for 2014 and 2013 were $2,060.0 million and 13.4% and $1,967.5 million and 13.5%, respectively.
Net Interest Expense

Net interest expense decreased $30.3 million to $134.1 million in 2014 from $164.4 million in 2013. In October 2014, we issued $750 million principal amount of our 2024 Notes. On September 29, 2014, we entered into an interest rate swap on the 2020 Notes. In 2014, the benefit from the interest rate swap on the 2020 Notes substantially offset the interest expense on the 2024 Notes. Interest expense for 2014 decreased $20.0 million to $177.2 million, primarily resulting from the benefit from the interest rate swap on the 2022 Notes, entered into on May 1, 2014. The interest rate swaps have the economic effect of converting the 2022 Notes and the 2020 Notes from fixed rate debt to floating rate debt. Interest income increased $10.3 million to $43.1 million in 2014 resulting from our cash management efforts and interest earned on cash balances in our international treasury centers.
Income Taxes

Our effective tax rate decreased to 32.8% in 2014 from 34.0% in 2013. Income taxes for 2014 and 2013 reflect the recognition of an income tax benefit of $11.4 million and $6.5 million, respectively, related to expenses incurred in connection with the proposed merger with Publicis. Prior to the termination of the proposed merger on May 8, 2014, the majority of the merger costs were capitalized for income tax purposes and the related tax benefits were not recorded. Because the proposed merger was terminated, the merger costs were no longer required to be capitalized for income tax purposes. Excluding the income tax effect of the merger expenses from both years, our effective tax rate for 2014 and 2013 was 33.2% and 33.6%, respectively.

Net Income Per Common Share - Omnicom Group Inc.

Net income - Omnicom Group Inc. increased $112.9 million, or 11.4%, to $1,104.0 million in 2014 from $991.1 million in 2013. The year-over-year increase in net income - Omnicom Group Inc. is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 14.3% to $4.24 in 2014, compared to $3.71 in 2013 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding. The reduction in our weighted average shares outstanding was the result of repurchases of our common stock, net of shares issued for the conversion of the Convertible Notes due 2032, or 2032 notes, stock option exercises and shares issued under our employee stock purchase plan. In the second quarter of 2014, following the termination of the proposed merger with Publicis, we resumed repurchases of our common stock. Excluding the after-tax effect of the merger expenses from both years, net income - Omnicom Group Inc. for 2014 and 2013 was $1,101.4 million and $1,026.0 million, respectively, and diluted net income per common share - Omnicom Group Inc. was $4.23 and $3.84, respectively.
RESULTS OF OPERATIONS - 2013 Compared to 2012 (in millions):

	2013	2012
Revenue	$14,584.5	$14,219.4
Operating Expenses:
Salary and service costs	10,724.4	10,406.8
Office and general expenses	2,034.8	2,008.4
Total Operating Expenses	12,759.2	12,415.2
Add back: Amortization of intangible assets	100.8	101.1
	12,658.4	12,314.1
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	1,926.1	1,905.3
EBITA Margin - %	13.2%	13.4%
Deduct: Amortization of intangible assets	100.8	101.1
Operating Income	1,825.3	1,804.2
Operating Margin - %	12.5%	12.7%
Interest Expense	197.2	179.7
Interest Income	32.8	35.1
Income Before Income Taxes and Income (Loss) From Equity Method Investments.	1,660.9	1,659.6
Income Tax Expense	565.2	527.1
Income (Loss) From Equity Method Investments	15.9	(15.0)
Net Income	1,111.6	1,117.5
Net Income Attributed To Noncontrolling Interests	120.5	119.2
Net Income - Omnicom Group Inc.	$991.1	$998.3

In 2013, we incurred $41.4 million of expenses in connection with the proposed merger with Publicis, which were primarily comprised of professional fees. On May 8, 2014, the proposed merger was terminated. Excluding the merger expenses, operating income and operating margin for 2013 were $1,866.7 million and 12.8%, respectively, and EBITA and EBITA margin for 2013 were $1,967.5 million and 13.5%, respectively. Excluding the income tax effect of the merger expenses of $6.5 million, income tax expense in 2013 was $571.7 million. Excluding the after-tax effect of the merger expenses, net income - Omnicom Group Inc. in 2013 was $1,026.0 million.

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

Revenue

In 2013, revenue increased $365.1 million, 2.6%, to $14,584.5 million from $14,219.4 million in 2012. Changes in foreign exchange rates reduced revenue by $84.3 million, acquisitions, net of dispositions, reduced revenue by $51.7 million and organic growth increased revenue by $501.1 million.

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

In 2013, changes in foreign exchange rates reduced revenue by 0.6%, or $84.3 million, compared to 2012. The most significant impacts resulted from the weakening of several currencies, including the Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Japanese Yen and South African Rand, against the U.S. Dollar. This was partially offset by the strengthening of the Euro against the U.S. Dollar.

Revenue for 2013 and the percentage change in revenue and organic growth from 2012 in our principal regional markets were (in millions):

	$	% Change	% Organic Growth
Americas:
North America	$8,159.7	2.7%	3.7%
Latin America	437.4	1.4%	9.2%
EMEA:
Europe	4,168.5	3.0%	1.4%
Middle East and Africa	238.9	(0.2)%	5.3%

Asia Pacific	1,580.0	1.4%	6.1%
	$14,584.5	2.6%	3.5%

In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change in 2013 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Or largest client represented 2.7% and 2.6% of our revenue in 2013 and 2012, respectively. No other client represented more than 2.5% and 2.6% of our revenue in 2013 and 2012, respectively. Our ten largest and 100 largest clients represented 19.1% and 51.3% of revenue in 2013, respectively, and 19.0% and 51.7% of revenue in 2012, respectively.

Revenue for 2013 and 2012 and the percentage change in revenue and organic growth from 2012 by discipline were (in millions):

	Year Ended December 31,
	2013		2012		2013 vs. 2012
	$	% of Revenue	$	% of Revenue	$ Change	% Change	% Organic Growth
Advertising	$7,026.1	48.2%	$6,769.7	47.6%	$256.4	3.8%	4.8%
CRM	5,166.6	35.4%	5,116.1	36.0%	50.5	1.0%	2.1%
Public relations	1,327.4	9.1%	1,290.3	9.1%	37.1	2.9%	1.5%
Specialty communications	1,064.4	7.3%	1,043.3	7.3%	21.1	2.0%	4.6%
	$14,584.5		$14,219.4		$365.1	2.6%	3.5%

We operate in a number of industry sectors. The percentage of revenue by industry sector for 2013 and 2012 was:

	2013	2012
Food and Beverage	14%	14%
Consumer Products	10%	9%
Pharmaceuticals and Health Care	10%	10%
Financial Services	7%	8%
Technology	9%	9%
Auto	8%	9%
Travel and Entertainment	5%	5%
Telecommunications	7%	6%
Retail	6%	6%
Other	24%	24%
Operating Expenses

Operating expenses for 2013 compared to 2012 were (in millions):

	Year Ended December 31,
	2013			2012			2013 vs. 2012
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change
Revenue	$14,584.5			$14,219.4			$365.1	2.6%
Operating Expenses:
Salary and service costs	10,724.4	73.5%	84.1%	10,406.8	73.2%	83.8%	317.6	3.1%
Office and general expenses	2,034.8	14.0%	15.9%	2,008.4	14.1%	16.2%	26.4	1.3%
Operating Expenses	12,759.2	87.5%		12,415.2	87.3%		344.0	2.8%
Operating Income	$1,825.3	12.5%		$1,804.2	12.7%		$21.1	1.2%

Salary and services costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs increased $317.6 million in 2013 compared to 2012 reflecting growth in revenue and an increase in employee compensation, including incentive compensation and severance, as well as increases related to changes in the mix of our business during the year.

Office and general expenses are less directly linked to changes in our revenue than salary and service costs. Office and general expenses increased $26.4 million in 2013 compared to 2012.

In 2013, we incurred $41.4 million of expenses in connection with the proposed merger with Publicis, which were primarily comprised of professional fees. On May 8, 2014, the proposed merger was terminated. Excluding the merger expenses, office and general expenses for 2013 decreased $15.0 million compared to 2012 reflecting our continuing efforts to control the cost structures of our agencies.

Operating margins in 2013 decreased to 12.5% from 12.7% in 2012 and EBITA margins in 2013 decreased to 13.2% from 13.4% in 2012. Excluding the merger expenses, operating income and operating margins for 2013 and 2012 were $1,866.7 million and 12.8% and $1,804.2 million and 12.7%, respectively, and EBITA and EBITA margins for 2013 and 2012 were $1,967.5 million and 13.5% and $1,905.3 million and 13.4%, respectively.
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
Income (Loss) From Equity Method Investments

Income from equity method investments in 2013 was $15.9 million compared to a loss of $15.0 million in the prior year. 2012 reflects a net impairment charge of $29.2 million for an other-than-temporary decline in the carrying value of our equity investment in Egypt.
Net Income Per Common Share - Omnicom Group Inc.

Net income - Omnicom Group Inc. decreased $7.2 million, or 0.7%, to $991.1 million in 2013 from $998.3 million in 2012. The year-over-year decrease in net income - Omnicom Group Inc. is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 2.8% to $3.71 in 2013, as compared to $3.61 in 2012 due to the factors described above, as well as the slight reduction in our weighted average common shares outstanding. The reduction in our weighted average common shares outstanding was the result of repurchases of our common stock through the second quarter of 2013, net of stock option exercises, shares issued under our employee stock purchase plan and shares issued upon the conversion of our 2033 Notes and 2038 Notes. In connection with the proposed merger with Publicis, in the third quarter of 2013 we suspended repurchases of our common stock. Excluding the after-tax effect of the merger expenses, net income - Omnicom Group Inc. for 2013 was $1,026.0 million and diluted net income per common share - Omnicom Group Inc. was $3.84.

LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements

The majority of our non-discretionary cash requirements is funded from operating cash flow and cash on hand. Working capital is our principal non-discretionary funding requirement. In addition, we have contractual obligations related to our Senior Notes, recurring business operations, primarily related to lease obligations, as well as contingent purchase price obligations (earn-outs) for acquisitions made in prior years.

Our principal discretionary cash uses include dividend payments to common shareholders, capital expenditures, payments for strategic acquisitions and repurchases of our common stock. In the second quarter of 2014, following the termination of the proposed merger with Publicis, we resumed repurchases of our common stock. Our discretionary spending is funded from operating cash flow and cash on hand, as well as, if needed, other available sources of funding, such as issuing commercial paper, borrowing under our $2.5 billion credit line, or Credit Agreement, or other long-term borrowings to finance these activities. We expect to have sufficient liquidity to fund both our non-discretionary cash requirements and our discretionary spending through 2015. However, we may access the capital markets at any time if favorable conditions exist.

We have a seasonal cash requirement normally peaking during the second quarter of the year primarily due to the timing of payments for incentive compensation, income taxes and contingent purchase price obligations. This typically results in a net borrowing requirement that decreases over the course of the year.

Our cash and cash equivalents decreased $322.4 million to $2.4 billion at December 31, 2014, from $2.7 billion at December 31, 2013. The components of the decrease for 2014 are (in millions):

Sources
Cash flow from operations		$1,476.5
Add back decrease in operating capital		106.2
Principal cash sources		1,582.7
Uses
Capital expenditures	$(213.0)
Dividends paid to common shareholders	(468.0)
Dividends paid to shareholders of noncontrolling interests	(111.3)
Acquisition payments of $74.9, net of cash acquired, plus payment of contingent purchase price obligations of $83.2 and acquisition of additional shares of noncontrolling interests of $69.5 less net proceeds from sale of investments of $21.0	(206.6)
Repurchases of common stock of $1,063.0, net of proceeds from stock plans of $39.3 and tax benefits of $29.6	(994.1)
Principal cash uses		(1,993.0)
Principal cash uses in excess of principal cash sources		(410.3)
Foreign exchange rate changes		(273.9)
Financing activities and other		468.0
Decrease in operating capital		(106.2)
Decrease in cash and cash equivalents		$(322.4)

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

Cash Management

We manage our cash and liquidity centrally through our regional treasury centers in North America, Europe and Asia. The treasury centers are managed by our wholly-owned finance subsidiaries. Each day, operations with excess funds invest these funds with their regional treasury center. Likewise, operations that require funds borrow from their regional treasury center. The treasury centers aggregate the net position which is either invested with or borrowed from third parties. To the extent that our treasury centers require liquidity, they have the ability to access local currency uncommitted credit lines, the Credit Agreement or issue up to a total of $2 billion of U.S. Dollar-denominated commercial paper. This process enables us to manage our debt balances more efficiently and utilize our cash more effectively, as well as better manage our risk to foreign exchange rate changes. In countries where we either do not conduct treasury operations or it is not feasible for one of our treasury centers to fund net borrowing requirements on an intercompany basis, we arrange for local currency uncommitted credit lines.

As discussed in Cash Sources and Requirements, cash and cash equivalents decreased $322.4 million from December 31, 2013. Short-term investments decreased $16.0 million from December 31, 2013. Short-term investments principally consist of time deposits with financial institutions that we expect to convert into cash within our current operating cycle, generally one year.

At December 31, 2014, total cash and cash equivalents were $2.4 billion, of which our foreign subsidiaries held approximately $1.4 billion. The majority of the cash is available to us, net of any taxes payable upon repatriation to the United States. Changes in international tax rules or changes in U.S. tax rules and regulations covering international operations and foreign tax credits may affect our future reported financial results or the way we conduct our business.

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

Our net debt position, which we define as total debt outstanding less cash and cash equivalents and short-term investments, increased $868.9 million at December 31, 2014 as compared to December 31, 2013, primarily as a result of the excess of principal cash uses in excess of principal cash sources of $410.3 million, as described above in Cash Sources and Requirements, a decrease in foreign cash balances of $273.9 million resulting from the translation of local currencies to U.S. Dollars and increases to net debt related to non-cash changes in the interest rate swaps and other items of $184.7 million. The components of net debt for the years ended December 31, 2014 and 2013 were (in millions):

	2014	2013
Debt:
Short-term borrowings, due in less than one year	$7.2	$5.9
5.9% Senior Notes due 2016	1,000.0	1,000.0
6.25% Senior Notes due 2019	500.0	500.0
4.45% Senior Notes due 2020	1,000.0	1,000.0
3.625% Senior Notes due 2022	1,250.0	1,250.0
3.65% Senior Notes due 2024	750.0	—
Convertible Notes due 2032	—	252.7
Other debt	0.5	0.5
Unamortized premium (discount) on Senior Notes, net	11.1	14.7
Adjustment to carrying value for interest rate swaps	51.4	15.9
Total debt	4,570.2	4,039.7
Cash and cash equivalents and short-term investments	(2,390.3)	(2,728.7)
Net debt	$2,179.9	$1,311.0

Net debt as reconciled above, is a Non-GAAP financial measure. This presentation, together with the comparable U.S. GAAP measures, reflects one of the key metrics used by us to assess our cash management performance. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with US GAAP. Non-GAAP financial measures as reported by us may not be comparable to similarly titled amounts reported by other companies.

As described in Note 7 to the consolidated financial statements, in July 2014, we redeemed our outstanding Convertible Notes due 2032 for $252.7 million in cash and in June 2013, we redeemed our outstanding Convertible Notes due 2033 and the Convertible Notes due 2038 for $406.7 million in cash. In October 2014, we issued $750 million principal amount of our 2024 Notes. The proceeds from the issuance were $747.6 million before deducting underwriting commissions and offering expenses. The issuance of the 2024 Notes, subsequent to the redemption of the convertible notes, essentially restored our financial leverage to approximate historical levels.

On May 1, 2014, we entered into a fixed-to-floating interest rate swap on the $1.25 billion principal amount of the 2022 Notes and, on September 29, 2014, we entered into a fixed-to-floating interest rate swap on the $1 billion principal amount of the 2020 Notes. The interest rate swaps hedge the risk of changes in fair value of the 2022 Notes and the 2020 Notes attributable to changes in the benchmark LIBOR interest rate. Under the swap agreements, we receive fixed interest rate payments equal to the coupon interest rate on the 2022 Notes and the 2020 Notes and pay a variable interest rate on the total principal amount of the notes, equal to three month LIBOR in arrears, plus a spread of 1.05% on the 2022 Notes and a spread of 2.16% on the 2020 Notes. The swaps qualify and are designated as fair value hedges for accounting purposes. The swaps have the economic effect of converting the 2022 Notes and the 2020 Notes from fixed rate debt to floating rate debt. Gains and losses attributed to changes in the fair value of the interest rate swaps substantially offset changes in the fair value of the 2022 Notes and the 2020 Notes attributed to changes in the benchmark interest rate.
Debt Instruments and Related Covenants

We have committed and uncommitted credit lines. On July 31, 2014, we amended the Credit Agreement to extend the term to July 31, 2019. We have the ability to classify borrowings under the Credit Agreement as long-term. In addition, we can issue up to $2 billion of commercial paper.

We typically fund our day-to-day liquidity by issuing commercial paper. Also, we may borrow under our uncommitted credit lines or Credit Agreement to fund our day-to-day liquidity. At December 31, 2014, there were no outstanding commercial paper issuances or borrowings under the Credit Agreement.

Commercial paper activity for the three years ended December 31, 2014 was (dollars in millions):

	2014	2013	2012
Average amount outstanding during the year	$909.0	$471.7	$288.5
Maximum amount outstanding during the year	$1,795.8	$1,027.5	$837.2
Total issuances during the year	$18,539.9	$11,786.9	$13,935.1
Average days outstanding	20.3	14.6	7.6
Weighted average interest rate	0.29%	0.33%	0.41%

At December 31, 2014, short-term borrowings of $7.2 million represent bank overdrafts and credit lines of our international subsidiaries. These bank overdrafts and credit lines are treated as unsecured loans pursuant to the agreements supporting the facilities.

The Credit Agreement contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA to no more than 3 times for the most recently ended 12-month period (under the Credit Agreement, EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At December 31, 2014 we were in compliance with these covenants, as our Leverage Ratio was 2.0 times and our Interest Coverage Ratio was 12.6 times. The Credit Agreement does not limit our ability to declare or pay dividends or repurchase our common stock.

S&P rates our long-term debt BBB+ and Moody’s rates our long-term debt Baa1. Our short-term debt credit ratings are A2 and P2 by the respective rating agencies. Our outstanding Senior Notes and Credit Agreement do not contain provisions that require acceleration of cash payments in the event our debt credit ratings are downgraded.

Omnicom Capital Inc., or OCI, our wholly-owned finance subsidiary, together with us, is a co-obligor under all the Senior Notes. The Senior Notes are a joint and several liability of us and OCI and we unconditionally guarantee OCI’s obligations with respect to the Senior Notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries and the related interest receivable. There are no restrictions on the ability of OCI or us to obtain funds from our subsidiaries through dividends, loans or advances. Our Senior Notes are senior unsecured obligations that rank in equal right of payment with all existing and future unsecured senior indebtedness.

At December 31, 2014, the carrying value of our debt and the amount available under the Credit Agreement were (in millions):

	Debt	Available Credit
Short-term borrowings, due in less than one year	$7.2	$—
Credit Agreement	—	2,500.0
5.9% Senior Notes due 2016	1,000.0	—
6.25% Senior Notes due 2019	500.0	—
4.45% Senior Notes due 2020	1,000.0	—
3.625% Senior Notes due 2022	1,250.0	—
3.65% Senior Notes due 2024	750.0	—
Other debt	0.5	—
	4,507.7	2,500.0
Unamortized premium (discount) on Senior Notes, net	11.1	—
Adjustment to carrying value for interest rate swaps	51.4	—
	$4,570.2	$2,500.0
Credit Markets and Availability of Credit

We will continue to take actions available to us to respond to changing economic conditions and actively manage our discretionary expenditures and we will continue to monitor and manage the level of credit made available to our clients. We believe that these actions, in addition to operating cash flow and the availability of our Credit Agreement, are sufficient to fund our working capital needs and our discretionary spending through 2015.

In funding our day-to-day liquidity, we have historically been a participant in the commercial paper market. We expect to continue funding our day-to-day liquidity through the commercial paper market. However, disruptions in the credit markets may lead to periods of illiquidity in the commercial paper market and higher credit spreads. To mitigate any future disruption in the credit markets and to fund our day-to-day liquidity we may use our uncommitted credit lines or borrow under our Credit Agreement. We will continue to closely monitor our liquidity and the credit markets. We cannot predict with any certainty the impact on us of any future disruptions in the credit markets.

Contractual Obligations and Other Commercial Commitments

In the normal course of our business we enter into numerous contractual and commercial undertakings. The following tables should be read in conjunction with our consolidated financial statements.

Contractual obligations at December 31, 2014 were (in millions):

		Obligation Due
	Total Obligation	2015	2016 - 2017	2018 - 2019	After 2019
Long-term notes payable:
Principal	$4,500.5	$0.4	$1,000.1	$500.0	$3,000.0
Interest	1,070.0	207.4	314.1	282.6	265.9
Lease obligations	1,654.1	366.8	462.3	293.9	531.1
Deferred tax liability - convertible debt	263.1	66.0	132.0	65.1	—
Contingent purchase price obligations	300.7	105.5	159.2	36.0	—
Defined benefit pension plans benefit obligation	222.7	7.6	17.2	19.7	178.2
Postemployment arrangements benefit obligation	122.1	8.7	16.6	13.1	83.7
Uncertain tax positions	139.8	14.0	39.2	85.9	0.7
	$8,273.0	$776.4	$2,140.7	$1,296.3	$4,059.6

Commercial commitments at December 31, 2014 were (in millions):

		Commitment Expires
	Total Commitment	2015	2016 - 2017	2018 - 2019	After 2019
Standby letters of credit	$8.7	$3.3	$2.9	$—	$2.5
Guarantees	97.8	82.1	12.4	1.4	1.9
	$106.5	$85.4	$15.3	$1.4	$4.4

Consistent with our acquisition strategy and past practice, certain of our acquisitions include an initial payment at closing and provide for future additional contingent purchase price payments (earn-outs). Contingent purchase price obligations are recorded as a liability at the acquisition date fair value. Subsequent changes in the fair value of the liability are recorded in our results of operations.

The unfunded benefit obligation for our defined benefit pension plans and liability for our postemployment arrangements was $270.4 million at December 31, 2014. In 2014, we contributed $3.2 million to our defined benefit pension plans and paid $9.2 million in benefits for our postemployment arrangements. We do not expect these payments to increase significantly in 2015.

The liability for uncertain tax positions is subject to uncertainty as to when or if the liability will be paid. We have assigned the liability to the periods presented based on our judgment as to when these liabilities will be resolved by the appropriate taxing authorities.

In the normal course of our business, our agencies enter into contractual commitments with media providers and production companies on behalf of our clients at levels that can substantially exceed the revenue from our services. These commitments are included in accounts payable when the services are delivered by the media providers or production companies. If permitted by local law and the client agreement, many of our agencies purchase media and production services for our clients as an agent for a disclosed principal. In addition, while operating practices vary by country, media type and media vendor, in the United States and certain foreign markets, many of our agencies’ contracts with media and production providers specify that our agencies are not liable to the media and production providers under the theory of sequential liability until and to the extent we have been paid by our client for the media or production services.

Where purchases of media and production services are made by our agencies as a principal or are not subject to the theory of sequential liability, the risk of a material loss as a result of payment default by our clients could increase significantly and such a loss could have a material adverse effect on our business, results of operations and financial position.

In addition, methods of managing the risk of payment defaults, including obtaining credit insurance, requiring payment in advance, mitigating the potential loss in the marketplace or negotiating with media providers, may be less available or unavailable during a severe economic downturn.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a global business, we operate in multiple foreign currencies and issue debt in the capital markets. Our regional treasury centers use derivative financial instruments, such as forward foreign exchange contracts, as an economic hedge to better manage the cash flow volatility arising from foreign exchange rate fluctuations. We use derivative financial instruments, such as fixed-to-floating interest rate swaps, to manage the cost of debt more efficiently.

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

We evaluate the effects of changes in foreign currency exchange rates, interest rates and other relevant market risks on our derivative instruments. We periodically determine the potential loss from market risk on our derivative instruments by performing a value-at-risk, or VaR, analysis. VaR is a statistical model that utilizes historical currency exchange and interest rate data to measure the potential impact on future earnings of our derivative financial instruments assuming normal market conditions. The VaR model is not intended to represent actual losses but is used as a risk estimation and management tool. Based on the results of the model, we estimate with 95% confidence a maximum one-day change in the net fair value of our derivative financial instruments at December 31, 2014 was not significant.
Foreign Exchange Risk

Our results of operations are subject to risk from the translation to U.S. Dollars of the revenue and expenses of our foreign operations, which are generally denominated in their local currency. The effects of currency exchange rate fluctuation on the translation of our results of operations are discussed in Note 19 of the consolidated financial statements. For the most part, revenue and expenses of our foreign operations are denominated in the same currency, which minimizes the economic impact of fluctuations in exchange rates on our results of operations.

While our major non-U.S. currency markets are the European Monetary Union, the United Kingdom, Australia, Brazil, Canada, China and Japan, our agencies conduct business in more than 50 different currencies. As an integral part of our treasury operations, we centralize our cash and use multicurrency pool arrangements to manage the foreign exchange risk between subsidiaries and their respective treasury centers from which they borrow or invest funds. In certain circumstances, instead of using a multicurrency pool, operations can borrow or invest on an intercompany basis with a treasury center operating in a different currency. To manage the foreign exchange risk associated with these transactions, we use forward foreign exchange contracts. At December 31, 2014, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $113.1 million mitigating the foreign exchange risk of the intercompany borrowing and investment activities. Also, we use forward foreign exchange contracts to mitigate the foreign currency risk associated with activities when revenue and expenses are not denominated in the same currency. In these instances, amounts are promptly settled or hedged with forward contracts. At December 31, 2014, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $44.0 million mitigating the foreign exchange risk of these activities. We designate foreign currency derivative instruments as an economic hedge; therefore, any gain or loss in fair value incurred on those instruments is generally offset by decreases or increases in the fair value of the underlying exposures. By using these financial instruments, we reduced financial risk of adverse foreign exchange changes by foregoing any gain (reward) which might have occurred if the markets moved favorably.

Interest Rate Risk

Our exposure to interest rate risk has been limited because our Senior Notes are fixed rate debt. In 2014, to manage our annual interest cost more efficiently by benefiting from a decline in interest rates, we used fixed-to-floating interest rate swaps to convert specific fixed rate debt into variable rate debt. In 2014, we entered into fixed-to-floating interest rate swaps on the $1.25 billion principal amount of the 2022 Notes and the $1 billion principal amount of the 2020 Notes. Under the swap agreements, we receive fixed interest rate payments equal to the coupon interest rate on the 2022 Notes and the 2020 Notes and we pay a variable interest rate on the total principal amount of the notes, equal to three month LIBOR in arrears, plus a spread of 1.05% on the 2022 Notes and a spread of 2.16% on the 2020 Notes. The swaps have the economic effect of converting the 2022 Notes and the 2020 Notes from fixed rate debt to floating rate debt and effectively convert our long-term debt portfolio to 50% fixed rate debt and 50% floating rate debt. At December 31, 2014, we recorded a receivable, which is included in other assets, of $42.7 million representing the fair value of the swaps that was substantially offset by the increase in the carrying value of the 2022 Notes and the 2020 Notes reflecting the change in fair value of the notes.
Credit Risk

We provide advertising, marketing and corporate communications services to several thousand clients who operate in nearly every industry sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 2.6% of revenue in 2014 and no other client accounted for more than 2.5% of revenue. However, during periods of economic downturn, the credit profiles of our clients could change.

In the normal course of our business, our agencies enter into contractual commitments with media providers and production companies on behalf of our clients at levels that can substantially exceed the revenue from our services. These commitments are included in accounts payable when the services are delivered by the media providers or production companies. If permitted by local law and the client agreement, many of our agencies purchase media and production services for our clients as an agent for a disclosed principal. In addition, while operating practices vary by country, media type and media vendor, in the United States and certain foreign markets, many of our agencies’ contracts with media and production providers specify that our agencies are not liable to the media and production providers under the theory of sequential liability until and to the extent we have been paid by our client for the media or production services.

Where purchases of media and production services are made by our agencies as a principal or are not subject to the theory of sequential liability, the risk of a material loss as a result of payment default by our clients could increase significantly and such a loss could have a material adverse effect on our business, results of operations and financial position.

In addition, methods of managing the risk of payment defaults, including obtaining credit insurance, requiring payment in advance, mitigating the potential loss in the marketplace or negotiating with media providers, may be less available or unavailable during a severe economic downturn.
Item 8. Financial Statements and Supplementary Data

See Item 15 Exhibits, Financial Statement Schedules.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2014, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Annual Report on Form 10-K for the year ended December 31, 2014 are appropriate.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2014. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2014, dated February 10, 2015.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information regarding Executive Officers of the Registrant is included in Part I, Item 1, “Business.” Additional information called for by this Item, to the extent not included in this document, is incorporated herein by reference to the information to be included under the captions “Corporate Governance,” “Items To Be Voted On - Item 1 - Election of Directors,” “Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance” and “Shareholder Proposals For The 2016 Annual Meeting” in our definitive proxy statement, which is expected to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014, or our Proxy Statement.
Item 11. Executive Compensation

The information called for by this Item is incorporated herein by reference to the information to be included under the captions “Executive Compensation,” “Directors' Compensation For Fiscal 2014” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item is incorporated herein by reference to the information to be included under the captions “Equity Compensation Plans” and “Stock Ownership” in our Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this Item is incorporated herein by reference to the information to be included under the captions “Additional Information - Transactions with Related Persons” and “Corporate Governance - Board Composition and Leadership; Stock Ownership Guidelines” in our Proxy Statement.
Item 14. Principal Accounting Fees and Services

The information called for by this Item is incorporated herein by reference to the information to be included under the caption “Audit Related Matters - Fees Paid to Independent Auditors” in our Proxy Statement.
PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)(3)	Exhibits:
Exhibit Number	Description
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

4.2
First Supplemental Indenture to the Form of the Senior Debt Securities Indenture, dated as of March 29, 2006, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and JPMorgan Chase Bank, N.A., as trustee, in connection with our issuance of $1 billion 5.9% Notes due 2016 (Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-10551) dated March 29, 2006 (“March 29, 2006 8-K”) and incorporated herein by reference).

4.3
Second Supplemental Indenture to the Form of the Senior Debt Securities Indenture, dated as of July 20, 2012, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee, (Exhibit 4.3 to the July 20, 2012 8-K and incorporated herein by reference).

4.4	Form of 5.9% Notes due 2016 (Exhibit 4.3 to the March 29, 2006 8-K and incorporated herein by reference).

4.5
Indenture, dated as of July 1, 2009, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee (“2009 Base Indenture”) (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated July 1, 2009 (“July 1, 2009 8-K”) and incorporated herein by reference).

4.6
First Supplemental Indenture to the 2009 Base Indenture, dated as of July 1, 2009, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee, in connection with our issuance of $500 million 6.25% Senior Notes due 2019 (Exhibit 4.2 to the July 1, 2009 8-K and incorporated herein by reference).

4.7
Second Supplemental Indenture to the 2009 Base Indenture, dated as of August 5, 2010, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc. and Deutsche Bank Trust Company Americas, as trustee, in connection with our issuance of $1 billion 4.45% Senior Notes due 2020 (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated August 5, 2010 (“August 5, 2010 8-K”) and incorporated herein by reference).

4.8
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

4.9
Fourth Supplemental Indenture to the 2009 Base Indenture, dated as of July 20, 2012, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee, (Exhibit 4.4 to July 20, 2012 8-K and incorporated herein by reference).

4.10
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

4.11	Form of 6.25% Notes due 2019 (Exhibit 4.3 to the July 1, 2009 8-K and incorporated herein by reference).

4.12	Form of 4.45% Notes due 2020 (Exhibit 4.2 to the August 5, 2010 8-K and incorporated herein by reference).

4.13	Form of 3.625% Notes due 2022 (Exhibit 4.2 to the August 9, 2012 8-K and incorporated herein by reference).

4.14
Base Indenture, dated as of October 29, 2014, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee, (Exhibit 4.1 to our Current report on Form 8-K (File No. 1-10551) dated October 29, 2014 (“October 29, 2014 8-K”) and incorporated herein by reference).

4.15
First Supplemental Indenture, dated as of October 29, 2014, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee, in connection with our issuance of $750 million 3.65% Senior Notes due 2024 (Exhibit 4.2 to October 29, 2014 8-K and incorporated herein by reference).

4.16	Form of 3.65% Notes due 2024 (Exhibit 4.3 to October 29, 2014 8-K and incorporated herein by reference).

10.1
Amended and Restated Five Year Credit Agreement, dated as of July 31, 2014, by and among Omnicom Capital Inc., Omnicom Finance plc, Omnicom Group Inc., the banks, financial institutions and other institutional lenders and initial issuing banks listed on the signature pages thereof, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, HSBC Securities (USA) Inc. and Wells Fargo Securities, LLC as lead arrangers and book managers, JPMorgan Chase Bank, N.A., HSBC Securities (USA) Inc. and Wells Fargo Bank, National Association, as syndication agents, BNP Paribas and U.S. Bank National Association, as documentation agents, and Citibank, N.A., as administrative agent for the lenders (Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-10551) filed on August 1, 2014 and incorporated herein by reference).

10.2
Instrument of Resignation, Appointment and Acceptance, dated October 5, 2006, among Omnicom Group Inc., Omnicom Capital Inc., Omnicom Finance Inc., JPMorgan Chase Bank, N.A. and Deutsche Bank Trust Company Americas (Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-10551) dated October 11, 2006 and incorporated herein by reference).

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

10.6	Standard form of the Director Indemnification Agreement (Exhibit 10.25 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 1989 and incorporated herein by reference).

10.7	Equity Incentive Plan (Exhibit 4.3 to our Registration Statement on Form S-8 (Registration No. 333-108063) dated August 18, 2003 and incorporated herein by reference).

10.8
Senior Management Incentive Plan as amended and restated on December 4, 2008 (Exhibit 10.9 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2008 (“2008 10-K”) and incorporated herein by reference).

10.9	Omnicom Group Inc. SERCR Plan (Exhibit 10.10 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2011 and incorporated herein by reference).

10.10	Form of Award Agreement under the Omnicom Group Inc. SERCR Plan (Exhibit 10.2 to our Current Report on Form 8-K (File No. 1-10551) dated December 13, 2006 and incorporated herein by reference).

10.11	Omnicom Group Inc. Amended and Restated 2007 Incentive Award Plan (Appendix A to our Proxy Statement (File No. 1-10551) filed on April 15, 2010 and incorporated herein by reference).

10.12	Form of Indemnification Agreement (Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-10551) for the quarter ended June 30, 2007 and incorporated herein by reference).

10.13	Director Compensation and Deferred Stock Program (Exhibit 10.13 to the 2012 10-K and incorporated herein by reference).

10.14	Restricted Stock Unit Deferred Compensation Plan (Exhibit 10.16 to the 2008 10-K and incorporated herein by reference).

10.15	Restricted Stock Deferred Compensation Plan (Exhibit 10.17 to the 2008 10-K and incorporated herein by reference).

10.16	Amendment No. 1 to the Restricted Stock Deferred Compensation Plan (Exhibit 10.18 to the 2008 10-K and incorporated herein by reference).

10.17	Amendment No. 2 to the Restricted Stock Deferred Compensation Plan (Exhibit 10.19 to the 2008 10-K and incorporated herein by reference).

10.18	Form of Grant Notice and Option Agreement (Exhibit 10.20 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2010 (“2010 10-K”) and incorporated herein by reference).

10.19	Form of Grant Notice and Restricted Stock Agreement (Exhibit 10.21 to 2010 10-K and incorporated herein by reference).

10.20	Form of Grant Notice and Restricted Stock Unit Agreement (Exhibit 10.22 to 2010 10-K and incorporated herein by reference).

10.21
Form of Grant Notice and Performance Restricted Stock Unit Agreement (Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-10551) for the quarter ended June 30, 2011 and incorporated herein by reference).

10.22	Omnicom Group Inc. 2013 Incentive Award Plan (Appendix A to our Proxy Statement (File No. 1-10551) filed on April 11, 2013 and incorporated herein by reference).

10.23	Separation Agreement and General Release between Omnicom Management Inc. and Randall J. Weisenburger.

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

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

OMNICOM GROUP INC.
February 10, 2015	BY:	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE CRAWFORD	Chairman and Director	February 10, 2015
Bruce Crawford

/s/ JOHN D. WREN	Chief Executive Officer and President and Director (Principal Executive Officer)	February 10, 2015
John D. Wren

/s/ PHILIP J. ANGELASTRO	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 10, 2015
Philip J. Angelastro

/s/ ANDREW L. CASTELLANETA	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 10, 2015
Andrew L. Castellaneta

/s/ ALAN R. BATKIN	Director	February 10, 2015
Alan R. Batkin

/s/ MARY C. CHOKSI	Director	February 10, 2015
Mary C. Choksi

/s/ ROBERT CHARLES CLARK	Director	February 10, 2015
Robert Charles Clark

/s/ LEONARD S. COLEMAN, JR.	Director	February 10, 2015
Leonard S. Coleman, Jr.

/s/ ERROL M. COOK	Director	February 10, 2015
Errol M. Cook

/s/ SUSAN S. DENISON	Director	February 10, 2015
Susan S. Denison

/s/ MICHAEL A. HENNING	Director	February 10, 2015
Michael A. Henning

/s/ JOHN R. MURPHY	Director	February 10, 2015
John R. Murphy

/s/ JOHN R. PURCELL	Director	February 10, 2015
John R. Purcell

/s/ LINDA JOHNSON RICE	Director	February 10, 2015
Linda Johnson Rice

/s/ GARY L. ROUBOS	Director	February 10, 2015
Gary L. Roubos

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for the preparation of the consolidated financial statements and related information of Omnicom Group Inc. (“Omnicom”). Management uses its best judgment to ensure that the consolidated financial statements present fairly, in all material respects, Omnicom’s consolidated financial position and results of operations in conformity with generally accepted accounting principles in the United States.

The financial statements have been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board. Their report expresses the independent accountant’s judgment as to the fairness of management’s reported financial position, results of operations and cash flows. This judgment is based on the procedures described in the second paragraph of their report.

Omnicom management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Management, with the participation of our Chief Executive Officer, or CEO, Chief Financial Officer, or CFO, and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2014. There have not been any changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected or are reasonably likely to affect our internal control over financial reporting.

KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2014, dated February 10, 2015.

The Board of Directors of Omnicom has an Audit Committee comprised of five independent directors. The Audit Committee meets periodically with financial management, Internal Audit and the independent auditors to review accounting, control, audit and financial reporting matters.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Omnicom Group Inc.:
We have audited the accompanying consolidated balance sheets of Omnicom Group Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omnicom Group Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule on page S-1, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Omnicom Group Inc. and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 10, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 10, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Omnicom Group Inc.:

We have audited Omnicom Group Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Omnicom Group Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omnicom Group Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 10, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 10, 2015

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$2,388.1	$2,710.5
Short-term investments, at cost	2.2	18.2
Accounts receivable, net of allowance for doubtful accounts of $24.9 and $32.6	6,524.7	6,632.6
Work in process	1,166.6	1,288.0
Other current assets	1,108.9	1,003.0
Total Current Assets	11,190.5	11,652.3
Property and Equipment at cost, less accumulated depreciation of $1,221.2 and $1,230.1	708.0	737.4
Equity Method Investments	148.2	131.8
Goodwill	8,822.2	8,916.0
Intangible Assets, net of accumulated amortization of $611.4 and $552.3	389.4	386.0
Other Assets	301.4	275.2
TOTAL ASSETS	$21,559.7	$22,098.7
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$8,165.0	$8,358.9
Customer advances	1,180.9	1,242.2
Current portion of debt	0.4	0.4
Short-term borrowings	7.2	5.9
Taxes payable	301.1	293.3
Other current liabilities	2,406.5	2,377.0
Total Current Liabilities	12,061.1	12,277.7
Long-Term Notes Payable	4,562.6	3,780.7
Convertible Debt	—	252.7
Long-Term Liabilities	774.3	685.1
Long-Term Deferred Tax Liabilities	654.7	832.6
Commitments and Contingent Liabilities (See Note 17)
Temporary Equity - Redeemable Noncontrolling Interests	185.7	202.0
Equity:
Shareholders’ Equity:
Preferred stock, $1.00 par value, 7.5 million shares authorized, none issued	—	—
Common stock, $0.15 par value, 1.0 billion shares authorized, 397.2 million shares issued, 246.7 million and 257.6 million shares outstanding	59.6	59.6
Additional paid-in capital	818.6	817.1
Retained earnings	9,576.9	8,961.2
Accumulated other comprehensive income (loss)	(618.2)	(191.6)
Treasury stock, at cost, 150.5 million and 139.6 million shares	(6,986.9)	(6,063.9)
Total Shareholders’ Equity	2,850.0	3,582.4
Noncontrolling interests	471.3	485.5
Total Equity	3,321.3	4,067.9
TOTAL LIABILITIES AND EQUITY	$21,559.7	$22,098.7

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Revenue	$15,317.8	$14,584.5	$14,219.4
Operating Expenses	13,373.7	12,759.2	12,415.2

Operating Income	1,944.1	1,825.3	1,804.2

Interest Expense	177.2	197.2	179.7
Interest Income	43.1	32.8	35.1

Income Before Income Taxes and Income (Loss) From Equity Method Investments	1,810.0	1,660.9	1,659.6
Income Tax Expense	593.1	565.2	527.1
Income (Loss) From Equity Method Investments	16.2	15.9	(15.0)
Net Income	1,233.1	1,111.6	1,117.5
Net Income Attributed To Noncontrolling Interests	129.1	120.5	119.2
Net Income - Omnicom Group Inc.	$1,104.0	$991.1	$998.3

Net Income Per Share - Omnicom Group Inc.:
Basic	$4.27	$3.73	$3.64
Diluted	$4.24	$3.71	$3.61

Dividends Declared Per Common Share	$1.90	$1.60	$1.20

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2014	2013	2012
Net Income	$1,233.1	$1,111.6	$1,117.5
Unrealized gain (loss) on available-for-sale securities, net of income taxes of $0.2 and $0.2 and $0.2 for 2014, 2013 and 2012, respectively	0.4	0.4	0.3
Foreign currency translation adjustment, net of income taxes of ($227.9) and ($62.3) and $41.3 for 2014, 2013 and 2012, respectively	(442.4)	(120.6)	80.3
Defined benefit pension and postemployment plans adjustment, net of income taxes of ($15.5) and $14.1 and ($14.5) for 2014, 2013 and 2012, respectively	(23.3)	21.0	(21.7)
Other Comprehensive Income (Loss)	(465.3)	(99.2)	58.9
Comprehensive Income	767.8	1,012.4	1,176.4
Comprehensive Income Attributed To Noncontrolling Interests	(90.4)	(83.4)	(115.9)
Comprehensive Income - Omnicom Group Inc.	$677.4	$929.0	$1,060.5

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Three Years Ended December 31, 2014
(In millions, except per share amounts)

	Omnicom Group Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value
Balance as of December 31, 2011	397.2	$59.6	$1,043.5	$7,724.1	$(191.7)	$(5,131.2)	$3,504.3	$475.5	$3,979.8
Net Income				998.3			998.3	119.2	1,117.5
Other comprehensive income (loss)					62.2		62.2	(3.3)	58.9
Dividends to noncontrolling interests								(98.4)	(98.4)
Acquisition of noncontrolling interests			(28.1)				(28.1)	(21.2)	(49.3)
Increase in noncontrolling interests from business combinations								23.7	23.7
Change in temporary equity			4.7				4.7		4.7
Common stock dividends declared ($1.20 per share)				(328.0)			(328.0)		(328.0)
Share-based compensation			80.8				80.8		80.8
Stock issued, share-based compensation			(264.3)			567.4	303.1		303.1
Repurchases of common stock						(1,136.5)	(1,136.5)		(1,136.5)
Balance as of December 31, 2012	397.2	59.6	836.6	8,394.4	(129.5)	(5,700.3)	3,460.8	495.5	3,956.3
Net Income				991.1			991.1	120.5	1,111.6
Other comprehensive income (loss)					(62.1)		(62.1)	(37.1)	(99.2)
Dividends to noncontrolling interests								(100.6)	(100.6)
Acquisition of noncontrolling interests			(16.8)				(16.8)	(8.2)	(25.0)
Increase in noncontrolling interests from business combinations								15.4	15.4
Change in temporary equity			(3.6)				(3.6)		(3.6)
Shares issued for conversion of convertible notes			(34.3)			68.8	34.5		34.5
Common stock dividends declared ($1.60 per share)				(424.3)			(424.3)		(424.3)
Share-based compensation			86.3				86.3		86.3
Stock issued, share-based compensation			(51.1)			142.9	91.8		91.8
Repurchases of common stock						(575.3)	(575.3)		(575.3)
Balance as of December 31, 2013	397.2	59.6	817.1	8,961.2	(191.6)	(6,063.9)	3,582.4	485.5	4,067.9
Net Income				1,104.0			1,104.0	129.1	1,233.1
Other comprehensive income (loss)					(426.6)		(426.6)	(38.7)	(465.3)
Dividends to noncontrolling interests								(111.3)	(111.3)
Acquisition of noncontrolling interests			(64.5)				(64.5)	(27.8)	(92.3)
Increase in noncontrolling interests from business combinations								34.5	34.5
Change in temporary equity			7.9				7.9		7.9
Shares issued for conversion of convertible notes			(25.5)			57.7	32.2		32.2
Common stock dividends declared ($1.90 per share)				(488.3)			(488.3)		(488.3)
Share-based compensation			93.5				93.5		93.5
Stock issued, share-based compensation			(9.9)			82.3	72.4		72.4
Repurchases of common stock						(1,063.0)	(1,063.0)		(1,063.0)
Balance as of December 31, 2014	397.2	$59.6	$818.6	$9,576.9	$(618.2)	$(6,986.9)	$2,850.0	$471.3	$3,321.3

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2014	2013	2012

Cash Flows from Operating Activities:
Net income	$1,233.1	$1,111.6	$1,117.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	187.3	184.0	181.6
Amortization of intangible assets	107.1	100.8	101.1
Impairment charge on equity method investment, net	—	10.7	29.2
Share-based compensation	93.5	86.3	80.8
Excess tax benefit from share-based compensation	(29.6)	(37.8)	(85.3)
Other, net	(8.7)	2.1	1.2
Change in operating capital	(106.2)	351.3	25.2
Net Cash Provided By Operating Activities	1,476.5	1,809.0	1,451.3
Cash Flows from Investing Activities:
Capital expenditures	(213.0)	(212.0)	(226.3)
Acquisition of businesses and interests in affiliates, net of cash acquired	(74.9)	(32.8)	(132.7)
Proceeds from investments, net	21.0	16.6	8.6
Net Cash Used In Investing Activities	(266.9)	(228.2)	(350.4)
Cash Flows from Financing Activities:
Repayment of short-term debt	2.1	(0.4)	(3.3)
Proceeds from borrowings	747.6	—	1,273.2
Redemption of convertible debt	(252.7)	(406.7)	—
Dividends paid to common shareholders	(468.0)	(318.4)	(397.8)
Repurchases of common stock	(1,063.0)	(575.3)	(1,136.5)
Proceeds from stock plans	39.3	52.3	219.2
Acquisition of additional noncontrolling interests	(69.5)	(8.9)	(32.0)
Dividends paid to noncontrolling interest shareholders	(111.3)	(100.6)	(98.4)
Payment of contingent purchase price obligations	(83.2)	(70.5)	(32.2)
Excess tax benefit from share-based compensation	29.6	37.8	85.3
Other, net	(29.0)	(29.1)	(97.6)
Net Cash Used In Financing Activities	(1,258.1)	(1,419.8)	(220.1)

Effect of foreign exchange rate changes on cash and cash equivalents	(273.9)	(128.8)	16.3

Net (Decrease) Increase in Cash and Cash Equivalents	(322.4)	32.2	897.1
Cash and Cash Equivalents at the Beginning of Year	2,710.5	2,678.3	1,781.2
Cash and Cash Equivalents at the End of Year	$2,388.1	$2,710.5	$2,678.3

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.
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

Some of our client arrangements include performance incentive provisions designed to link a portion of our revenue to our performance relative to quantitative and qualitative goals. We recognize performance incentives in revenue when specific quantitative goals are achieved, or when our performance against qualitative goals is determined by the client.

Operating Expenses. Operating expenses are comprised of salary and service costs and office and general expenses. Salary and service costs consist of employee compensation and related costs and direct service costs. Office and general costs consist of rent and occupancy costs, technology costs, depreciation and amortization and other overhead expenses. In 2014 and 2013 we incurred $8.8 million and $41.4 million, respectively, of expenses in connection with the proposed merger with Publicis Groupe S.A. (“Publicis”), which were primarily comprised of professional fees. On May 8, 2014, the proposed merger was terminated (see Note 5).

Operating expenses for the three years ended December 31, 2014 were (in millions):

	2014	2013	2012
Salary and service costs	$11,350.0	$10,724.4	$10,406.8
Office and general expenses	2,023.7	2,034.8	2,008.4
	$13,373.7	$12,759.2	$12,415.2

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents. Highly liquid investments consisting of interest-bearing time deposits with original maturities of three months or less are classified as cash equivalents. We have policies governing counterparty credit risk with financial institutions that hold our cash and cash equivalents and we have deposit limits for each financial institution.

Short-Term Investments. Short-term investments primarily consist of time deposits with financial institutions that we expect to convert into cash within our current operating cycle, generally one year. Short-term investments are carried at cost, which approximates fair value.

Work in Process. Work in process consists of costs incurred on behalf of clients in providing advertising, marketing and corporate communications services, including media and production costs, and fees that have not yet been billed. Media and production costs are billed during the production process and fees are normally billed within the next 30 days.

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

Equity Method Investments. Investments in non-public companies in which we own less than a 50% equity interest and where we exercise significant influence over the operating and financial policies of the investee are accounted for using the equity method of accounting. Our proportionate share of the net income or loss of the equity method investments is included in our results of operations and dividends received reduce the carrying value of our investment. The excess of the cost of our investment over our proportionate share of the fair value of the net assets of the investee at the acquisition date is recognized as goodwill and included in the carrying amount of the investment. Goodwill in our equity method investments is not amortized. We periodically review the carrying value of these investments to determine if there has been an other-than-temporary decline in carrying value. A variety of factors are considered when determining if a decline in carrying value is other-than-temporary, including, among others, the financial condition and business prospects of the investee, as well as our investment intent.

Cost Method Investments. Investments in non-public companies in which we own less than a 20% equity interest and where we do not exercise significant influence over the operating and financial policies of the investee are accounted for using the cost method of accounting. We periodically review the carrying value of these investments to determine if there has been an other-than-temporary decline in fair value below carrying value. A variety of factors are considered when determining if a decline in fair value below carrying value is other-than-temporary, including, among others, the financial condition and business prospects of the investee, as well as our investment intent. Cost method investments are carried at cost, which approximates or is less than fair value and are included in other assets in our balance sheet. The carrying value of our cost method investments was $21.8 million and $22.2 million at December 31, 2014 and 2013, respectively.

Available-for-Sale Securities. Investments in publicly traded equity securities are classified as available-for-sale securities. These investments are carried at fair value using quoted market prices and are included in other assets in our balance sheet. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income. The carrying value of the available-for-sale securities was $4.9 million at December 31, 2014 and 2013, respectively.

Goodwill and Intangible Assets. Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired. Goodwill is not amortized, but is periodically reviewed for impairment. Identifiable intangible assets, which consist primarily of customer relationships, including the related customer contracts and trade names, are amortized over their estimated useful lives ranging from five to ten years. We consider a number of factors in determining the useful lives and amortization method, including the pattern in which the economic benefits are consumed, as well as trade name recognition and customer attrition. No residual value is estimated for the identified intangible assets.

We review the carrying value of goodwill for impairment annually at the end of the second quarter of the year and whenever events or circumstances indicate the carrying value may not be recoverable. There is a two-step test for goodwill impairment. In Step 1, we compare the fair value of each reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is equal to or greater than its carrying value, goodwill is not impaired and no further testing is required. If the carrying value exceeds fair value, then Step 2 of the impairment test is performed in order to determine if the implied fair value of the reporting unit’s goodwill exceeds the carrying value of that goodwill. Goodwill is impaired when the carrying value of a reporting unit's goodwill exceeds the implied fair value of its goodwill. Impaired goodwill is written down to its implied fair value with a charge recorded in results of operations in the period the impairment is identified.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We identified our regional reporting units as components of our operating segments, which are our five agency networks. The regional reporting units of each agency network monitor the performance and are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our client-centric strategy for delivering services to clients in their regions. We have concluded that, for each of our operating segments, their regional reporting units had similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in FASB ASC Topic 280, Segment Reporting, and the guidance set forth in FASB ASC Topic 350, Intangibles - Goodwill and Other. Consistent with our fundamental business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. The main economic components of each agency are employee compensation and related costs and direct service costs and office and general costs, which include rent and occupancy costs, technology costs that are generally limited to personal computers, servers and off-the-shelf software and other overhead costs. Finally, the expected benefits of our acquisitions are typically shared across multiple agencies and regions as they work together to integrate the acquired agency into our client service strategy. We use the following valuation methodologies to determine the fair value of our reporting units: (1) the income approach which utilizes discounted expected future cash flows, (2) comparative market participant multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) and (3) when available, consideration of recent and similar acquisition transactions.

Based on the results of the annual impairment test, we concluded that our goodwill at June 30, 2014 and 2013 was not impaired because the fair value of each of our reporting units were substantially in excess of their respective net book value. Subsequent to the annual impairment test of goodwill at June 30, 2014, there were no events or circumstances that triggered the need for an interim impairment test.

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

Treasury Stock. Repurchases of our common stock are accounted for at cost. Reissued treasury shares, primarily in connection with share-based compensation plans, are accounted for at average cost. Gains or losses on reissued treasury shares are recorded in additional paid-in capital and do not affect results of operations.

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

Foreign Currency Translation and Transactions. Substantially all of our foreign subsidiaries use their local currency as their functional currency. Assets and liabilities are translated into U.S. Dollars at the exchange rate on the balance sheet date and revenue and expenses are translated at the average exchange rate for the period. The impact of the translation adjustments is recorded as a component of accumulated other comprehensive income. Net foreign currency transaction gains (losses) recorded in results of operations were $8.7 million, $2.7 million and $(2.7) million in 2014, 2013 and 2012, respectively.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation. Share-based compensation, arising from restricted stock and stock option awards, is measured at the grant date fair value. The fair value of restricted stock awards is determined and fixed on the grant date using the closing price of our common stock. The fair value of the restricted stock awards is recorded in additional paid-in capital and is amortized to expense over the restriction period. We use the Black-Scholes option valuation model to determine the fair value of stock option awards. For awards that have a service only vesting condition, we recognize share-based compensation expense on a straight-line basis over the requisite service periods. For awards with a performance vesting condition, we recognize share-based compensation expense on a graded-vesting basis. See Note 10 for additional information regarding our specific award plans and estimates and assumptions used to determine the fair value of our share-based compensation awards.

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

Severance. The liability for one-time termination benefits, such as severance pay or benefit payouts, is measured and recognized at fair value in the period the liability is incurred. Subsequent changes to the liability are recognized in results of operations in the period of change.

Defined Benefit Pension Plans and Postemployment Arrangements. We record the funded status of our defined benefit plans in our balance sheet. Funded status is the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date, determined on a plan-by-plan basis. The benefit obligation for the defined benefit plans is the projected benefit obligation (“PBO”), which represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The fair value of plan assets represents the current market value. Overfunded plans where the fair value of plan assets exceeds the benefit obligation are aggregated and recorded as a prepaid pension asset equal to the excess. Underfunded plans where the benefit obligation exceeds the fair value of plan assets are aggregated and recorded as a liability equal to the excess. The liability for our postemployment arrangements is recorded in our balance sheet. The benefit obligation of our postemployment arrangements is the PBO and these arrangements are not funded. The current portion of the benefit obligation for our defined benefit plans and postemployment arrangements represents the actuarial present value of benefits payable in the next twelve months that exceed the fair value of plan assets. This current obligation is recorded in other current liabilities and the long-term portion is recorded in long-term liabilities in our balance sheet.

Deferred Compensation. Some of our subsidiaries have individual deferred compensation arrangements with certain executives that provide for payments over varying terms upon retirement, cessation of employment or death. The cost of these arrangements is accrued during the employee’s service period.

Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable for the current period and deferred taxes recognized during the period. Deferred income taxes are recognized for the temporary difference between the financial reporting basis and tax basis of our assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed to be in effect when the differences reverse. Deferred tax assets result principally from recording expenses in the financial statements which are not currently deductible for tax purposes, such as share-based compensation expense, tax loss and credit carryforwards and differences between the tax basis and book basis of assets and liabilities recorded in connection with acquisitions. Deferred tax liabilities result principally from expenses from financial instruments which are currently deductible for tax purposes but have not been expensed in the financial statements, basis differences arising from deductible goodwill and intangible assets and tax rate differentials on unremitted foreign earnings. Valuation allowances are recorded where it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we evaluate factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset.

We have provided U.S. income taxes on earnings of foreign subsidiaries and affiliates that have not been indefinitely reinvested. However, we have not provided U.S. federal and state income taxes on cumulative earnings of foreign subsidiaries that have been indefinitely reinvested. Interest and penalties related to tax positions taken in our tax returns are recorded in income tax expense.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Income Per Common Share. Net income per common share is based on the weighted average number of common shares outstanding during each period. Diluted net income per common share is based on the weighted average number of common shares outstanding, plus, if dilutive, common share equivalents, which include outstanding stock options and restricted stock.

Net income per common share is calculated using the two-class method, which is an earnings allocation method for computing net income per common share when a company's capital structure includes common stock and participating securities. The majority of the unvested restricted stock awards receive non-forfeitable dividends at the same rate as our common stock and therefore are considered participating securities. Under the two-class method, basic and diluted net income per common share is reduced for a presumed hypothetical distribution of earnings to holders of the unvested restricted stock receiving non-forfeitable dividends.

Concentration of Credit Risk. We provide advertising, marketing and corporate communications services to several thousand clients who operate in nearly every industry sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 2.6% of revenue in 2014 and no other client accounted for more than 2.5% of revenue.

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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Net Income per Common Share

The computation of basic and diluted net income per common share for the three years ended December 31, 2014 were (in millions, except per share amounts):

	2014	2013	2012
Net Income Available for Common Shares:
Net income - Omnicom Group Inc.	$1,104.0	$991.1	$998.3
Net income allocated to participating securities	(20.4)	(25.1)	(22.5)
	$1,083.6	$966.0	$975.8
Weighted Average Shares:
Basic	253.9	258.9	268.3
Dilutive stock options and restricted shares	1.4	1.5	1.7
Diluted	255.3	260.4	270.0

Anti-dilutive stock options and restricted shares	0.6	0.7	0.3

Net Income per Common Share - Omnicom Group Inc.:
Basic	$4.27	$3.73	$3.64
Diluted	$4.24	$3.71	$3.61
4. Business Combinations

In 2014, we completed 10 acquisitions of new subsidiaries and made additional investments in companies in which we had an existing minority ownership interest. Goodwill increased $222.4 million in 2014. Approximately $35.4 million of the goodwill recorded in connection with the 2014 acquisitions is expected to be deductible for income tax purposes. We also acquired additional equity in certain of our majority owned subsidiaries. These transactions are accounted for as equity transactions and no additional goodwill was recorded. None of the acquisitions, individually or in aggregate, in 2014 was material to our results of operations or financial position.

The valuation of the acquired businesses is based on a number of factors, including specialized know-how, reputation, geographic coverage, competitive position and service offerings, as well as our experience and judgment. Our acquisition strategy is focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of our various strategic business platforms and agency brands, through the expansion of their geographic area and/or their service capabilities to better serve our clients. Consistent with our acquisition strategy and past practice, certain of our acquisitions include an initial payment at closing and provide for future additional contingent purchase price payments (earn-outs). Contingent purchase price payments are derived using the performance of the acquired entity and are based on predetermined formulas. The liability for contingent purchase price obligations was $300.7 million and $220.2 million at December 31, 2014 and 2013, respectively, of which $105.5 million and $74.5 million, respectively, is included in other current liabilities in our balance sheet.

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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Termination of Business Combination Agreement

On May 8, 2014, the Company and Publicis entered into a termination agreement (“Termination Agreement”) under which the Company and Publicis mutually agreed to terminate their proposed merger in view of difficulties in completing the transaction within a reasonable timeframe. Under the Termination Agreement, the Company and Publicis mutually consented to terminate their Business Combination Agreement, dated July 27, 2013 (“Business Combination Agreement”), governing the proposed combination of the parties’ respective businesses, and mutually agreed to release each other from all claims, obligations and liabilities arising out of, in connection with or relating to the Business Combination Agreement. The Termination Agreement provided that no termination fee was payable by either party.
6. Goodwill and Intangible Assets

Goodwill and intangible assets at December 31, 2014 and 2013 were (in millions):

	2014			2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Goodwill	$9,377.6	$555.4	$8,822.2	$9,502.6	$586.6	$8,916.0
Intangible assets:
Purchased and internally developed software	$298.7	$221.4	$77.3	$283.2	$217.4	$65.8
Customer related and other	702.1	390.0	312.1	655.1	334.9	320.2
	$1,000.8	$611.4	$389.4	$938.3	$552.3	$386.0

Changes in goodwill for the years ended December 31, 2014 and 2013 were (in millions):

	2014	2013
January 1	$8,916.0	$8,844.2
Acquisitions	222.4	69.9
Dispositions	(3.0)	(8.5)
Foreign currency translation	(313.2)	10.4
December 31	$8,822.2	$8,916.0

There were no goodwill impairment losses recorded in 2014 or 2013 and there are no accumulated goodwill impairment losses. Goodwill for acquisitions completed in 2014 and 2013 includes $43.5 million and $12.2 million, respectively, of goodwill attributed to noncontrolling interests in the acquired businesses.
7. Debt

Credit Lines

On July 31, 2014, we amended our $2.5 billion credit line (“Credit Agreement”) to extend the term to July 31, 2019. We have the ability to classify borrowings under the Credit Agreement as long-term. Additionally, we can issue up to $2.0 billion of commercial paper. At December 31, 2014 and 2013, there were no outstanding commercial paper issuances or borrowings under the Credit Agreement. We also have uncommitted credit lines aggregating $937.8 million and $1.1 billion at December 31, 2014 and 2013, respectively.

Available and unused credit lines at December 31, 2014 and 2013 were (in millions):

	2014	2013
Credit Agreement	$2,500.0	$2,500.0
Uncommitted credit lines	937.8	1,051.5
Available and unused credit lines	$3,437.8	$3,551.5

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Credit Agreement contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA to no more than 3 times for the most recently ended 12-month period (under the Credit Agreement, EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At December 31, 2014 we were in compliance with these covenants, as our Leverage Ratio was 2.0 times and our Interest Coverage Ratio was 12.6 times. The Credit Agreement does not limit our ability to declare or pay dividends or repurchase our common stock.

Short-Term Borrowings

Short-term borrowings of $7.2 million and $5.9 million at December 31, 2014 and 2013, respectively, represent bank overdrafts and credit lines of our international subsidiaries. The bank overdrafts and credit lines are treated as unsecured loans pursuant to the agreements supporting the facilities. Due to the short-term nature of these instruments, carrying value approximates fair value. At December 31, 2014 and 2013, the weighted average interest rate on these borrowings was 6.0% and 5.6%, respectively.

Long-Term Notes Payable

Long-term notes payable at December 31, 2014 and 2013 were (in millions):

	2014	2013
5.9% Senior Notes due 2016	$1,000.0	$1,000.0
6.25% Senior Notes due 2019	500.0	500.0
4.45% Senior Notes due 2020	1,000.0	1,000.0
3.625% Senior Notes due 2022	1,250.0	1,250.0
3.65% Senior Notes due 2024	750.0	—
Other notes and loans	0.5	0.5
	4,500.5	3,750.5
Unamortized premium (discount) on Senior Notes, net	11.1	14.7
Adjustment to carrying value for interest rate swaps	51.4	15.9
	4,563.0	3,781.1
Current portion of debt	(0.4)	(0.4)
Long-term notes payable	$4,562.6	$3,780.7

In October 2014, we issued $750 million principal amount of 3.65% Senior Notes due 2024. The proceeds from the issuance were $747.6 million before deducting underwriting commissions and offering expenses.

Omnicom Capital Inc. (“OCI”), our wholly-owned finance subsidiary, together with us, is a co-obligor of all the Senior Notes. The Senior Notes are a joint and several liability of us and OCI, and we unconditionally guarantee OCI’s obligations with respect to the Senior Notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries and the related interest receivable. There are no restrictions on the ability of OCI or us to obtain funds from our subsidiaries through dividends, loans or advances. Our Senior Notes are senior unsecured obligations that rank in equal right of payment with all existing and future unsecured senior indebtedness.

On May 1, 2014, we entered into a fixed-to-floating interest rate swap on the $1.25 billion principal amount of the 3.625% Senior Notes due 2022 (“2022 Notes”) and on September 29, 2014, we entered into a fixed-to-floating interest rate swap on the $1 billion principal amount of the 4.45 % Senior Notes due 2020 (“2020 Notes”). The interest rate swaps hedge the risk of changes in fair value of the 2022 Notes and the 2020 Notes attributable to changes in the benchmark LIBOR interest rate. Under the swap agreements, we receive fixed interest rate payments equal to the coupon interest rate on the 2022 Notes and the 2020 Notes and pay a variable interest rate on the total principal amount of the notes, equal to three month LIBOR in arrears, plus a spread of 1.05% on the 2022 Notes and a spread of 2.16% on the 2020 Notes. The swaps qualify and are designated as fair value hedges for accounting purposes. The swaps have the economic effect of converting the 2022 Notes and the 2020 Notes from fixed rate debt to floating rate debt. Gains and losses attributed to changes in the fair value of the interest rate swaps

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

substantially offset changes in the fair value of the 2022 Notes and the 2020 Notes attributed to changes in the benchmark interest rate. The net interest settlement is recorded in interest expense. At December 31, 2014, we recorded a receivable, which is included in other assets, of $42.7 million representing the fair value of the swaps that was substantially offset by the increase in the carrying value of the 2022 Notes and the 2020 Notes reflecting the change in fair value of the notes. Accordingly, any hedge ineffectiveness was not material to our results of operations.

Convertible Debt

At December 31, 2014, there was no convertible debt outstanding. Convertible debt outstanding at December 31, 2013 was comprised of our $252.7 million Convertible Notes due July 31, 2032 (“2032 Notes”).

On June 5, 2014, we called the outstanding 2032 Notes for redemption on July 31, 2014 at a redemption price of 100% of the principal amount of the notes. Prior to July 29, 2014, the noteholders had the right to convert their notes into shares of our common stock at a conversion rate of 18.463 shares per $1,000 principal amount. Substantially all noteholders exercised their conversion right and we paid $252.7 million in cash representing the principal amount of the notes that were converted and issued 1,217,112 shares of our common stock to satisfy the conversion premium. On July 31, 2014, we redeemed any 2032 Notes that were not converted.

On May 16, 2013, we called the outstanding Convertible Notes due 2033 (“2033 Notes”) and the Convertible Notes due 2038 (“2038 Notes”) for redemption on June 17, 2013 at a redemption price of 100% of the principal amount. Prior to June 13, 2013, the noteholders had the right to convert their notes into shares of our common stock at a conversion rate of 19.4174 shares per $1,000 principal amount. Substantially all noteholders exercised their conversion right and we paid $406.1 million in cash representing the principal amount of the notes that were converted and issued 1,499,792 shares of our common stock to satisfy the conversion premium. On June 17, 2013, we redeemed any 2033 Notes and 2038 Notes that were not converted.

Interest Expense

The components of interest expense for the three years ended December 31, 2014 were (in millions):

	2014	2013	2012
Long-term notes payable	$155.0	$174.7	$156.2
Commercial paper	2.9	1.7	1.3
Fees	6.2	6.5	6.2
Other	13.1	14.3	16.0
	$177.2	$197.2	$179.7

Maturities

The maturities of our long-term notes payable at December 31, 2014 are (in millions):

2015	$0.4
2016	1,000.1
2017	—
2018	—
2019	500.0
Thereafter	3,000.0
$4,500.5

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Segment Reporting

Our five branded agency networks operate in the advertising, marketing and corporate communications services industry, and are organized into agency networks, virtual client networks, regional reporting units and operating groups. The agency networks' regional reporting units comprise three principal regions; the Americas, EMEA and Asia Pacific. The regional reporting units monitor the performance and are responsible for the agencies in their region. Agencies within the regional reporting units serve similar clients in similar industries and in many cases the same clients and have similar economic characteristics. The main economic components of each agency are employee compensation and related costs and direct service costs and office and general costs which include rent and occupancy costs, technology costs and other overhead expenses. Therefore, given these similarities, we aggregate our operating segments, which are our five agency networks, into one reporting segment.

Revenue and long-lived assets and goodwill by geographic region as of and for the three years ended December 31, 2014 were (in millions):

	Americas	EMEA	Asia Pacific
2014
Revenue	$9,121.3	$4,594.0	$1,602.5
Long-lived assets and goodwill	6,157.8	2,800.8	571.6
2013
Revenue	$8,597.1	$4,407.4	$1,580.0
Long-lived assets and goodwill	6,082.6	2,984.6	586.2
2012
Revenue	$8,375.8	$4,285.0	$1,558.6
Long-lived assets and goodwill	6,066.3	2,875.2	626.5

The Americas comprises North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes Mexico. EMEA comprises the United Kingdom, various Euro currency countries, other European countries that have not adopted the European Union Monetary standard, the Middle East and Africa. Asia Pacific comprises Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States was $8,152.7 million, $7,569.7 million and $7,363.7 million in 2014, 2013 and 2012, respectively.
9. Equity Method Investments

Income (loss) from our equity method investments was $16.2 million, $15.9 million and $(15.0) million in 2014, 2013 and 2012, respectively and our proportionate share in their net assets was $49.0 million and $48.4 million, at December 31, 2014 and 2013, respectively. Our equity method investments are not material to our results of operations or financial position; therefore, summarized financial information is not required to be presented.

In 2013 and 2012, we recorded a net impairment charge of $10.7 million and $29.2 million, respectively, to reduce the carrying value of our equity investment in Egypt to fair value. The civil unrest in Egypt, which began in 2012 and continued into 2013, affected the financial condition and business prospects of our equity investment and we determined that an other-than-temporary impairment had occurred. Accordingly, we recorded an impairment charge in 2013 and 2012 to reflect the reduction in value to our equity investment and record it at fair value at December 31, 2013 and 2012, respectively. The measurement of fair value was based on significant unobservable estimates and assumptions (Level 3 inputs), including expected discounted cash flows. The estimates and assumptions included a weighted average cost of capital of 27% and 22% in 2013 and 2012, respectively, and an expected long-term growth rate of 5% for both years. The impairment charges are included in income (loss) from equity method investments in our income statement. In 2014, the financial condition and business prospects of our equity investment stabilized. Therefore, we determined that there has been no further decline in the fair value of our equity investment below carrying value.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Share-Based Compensation Plans

Share-based incentive awards are provided to employees under the 2013 Incentive Award Plan (“2013 Plan”). The 2013 Plan is administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), and awards under the plan include stock options, restricted stock and other stock awards. The maximum number of shares of common stock that can be granted under the 2013 Plan is 33 million shares plus any shares awarded under the 2013 Plan and any prior plan that are forfeited or expired. Stock option awards reduce the number of shares available for grant on a one-for-one basis. All other awards reduce the number of shares available for grant by 3.5 shares for every one share of common stock awarded. The terms of each award and the exercise date are determined by the Compensation Committee. The 2013 Plan does not permit the holder of an award to elect cash settlement under any circumstances. At December 31, 2014, there were 32,671,988 shares available for grant under the 2013 Plan. If all shares available for grant were for awards other than stock options, shares available for grant would be 9,334,854.

Share-based compensation expense was $93.5 million, $86.3 million and $80.8 million in 2014, 2013 and 2012, respectively. At December 31, 2014, unamortized share-based compensation that will be expensed over the next five years is $210.1 million. We record a deferred tax asset for share-based compensation expense recognized for financial reporting that has not been deducted on our income tax return. If the actual tax deduction exceeds the deferred tax asset, the difference is recorded in additional paid-in capital (“APIC Pool”). If the actual tax deduction is less than the deferred tax asset and no APIC Pool exists, the difference is recorded in results of operations. To the extent that future tax deductions for share-based compensation are less than the deferred tax assets resulting from recording book share-based compensation expense, we expect to have a sufficient pool of excess tax benefits within the APIC Pool available to offset any potential future shortfall.
Stock Options

The exercise price of stock option awards may not be less than 100% of the market price of our common stock on the grant date and the option term cannot exceed ten years from the grant date. Typically, stock option awards vest 30% per year in the first two years and are fully vested three years from grant date. Generally, stock option exercises are settled with treasury shares.

Stock option activity for the three years ended December 31, 2014 was:

	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
January 1	2,643,680	$26.39	5,590,880	$25.72	18,301,409	$26.22
Granted	60,000	$66.16	60,000	$70.68	60,000	$49.65
Exercised	(1,046,540)	$26.19	(3,021,200)	$26.01	(12,673,529)	$26.47
(Forfeited) reinstated	(5,000)	$23.40	14,000	$23.40	(97,000)	$35.98
December 31	1,652,140	$27.97	2,643,680	$26.39	5,590,880	$25.72

Exercisable December 31	1,526,140	$24.95	2,505,680	$24.67	5,333,880	$24.89

Options outstanding and exercisable at December 31, 2014 were:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$23.40	to	$29.99	1,437,140	4.2 years	$23.40	1,437,140	$23.40
$30.00	to	$44.99	41,000	6.1 years	$41.57	41,000	$41.57
$45.00	to	$59.99	54,000	7.5 years	$49.32	30,000	$49.05
$60.00	to	$70.68	120,000	9.4 years	$68.42	18,000	$70.68
			1,652,140			1,526,140

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each grant was determined on the grant date using the Black-Scholes option valuation model. The Black-Scholes assumptions (without adjusting for the risk of forfeiture and lack of liquidity) and the weighted average fair value per share for options granted were:

	2014	2013	2012
Expected option lives	5 years	5 years	5 years
Risk free interest rate	1.4%	1.4%	0.8%
Expected volatility	22.3%	26.0%	29.5%
Dividend yield	3.0%	2.0%	3.1%
Weighted average fair value per option granted	$10.50	$14.50	$10.42
Restricted Stock

Restricted stock activity for the three years ended December 31, 2014 was:

	2014	2013	2012
January 1	6,090,697	7,241,490	6,038,978
Granted	915,922	706,900	2,515,127
Vested	(1,619,444)	(1,490,786)	(981,737)
Forfeited	(346,534)	(366,907)	(330,878)
December 31	5,040,641	6,090,697	7,241,490

Weighted average grant date fair value of shares granted in the period	$64.92	$60.98	$49.55

Weighted average grant date fair value at December 31	$50.98	$47.47	$45.34

Restricted shares typically vest 20% per year and are fully vested five years from the grant date provided the employee remains employed by us. Restricted shares may not be sold, transferred, pledged or otherwise encumbered until the forfeiture restrictions lapse. Under most circumstances, the employee forfeits the shares if employment ceases prior to the end of the restriction period.
Performance Restricted Stock Units
The Compensation Committee grants certain employees performance restricted stock units (“PRSUs”). Each PRSU represents the right to receive one share of common stock on vesting. The ultimate number of PRSUs received by the employee depends on the Company's average return on equity over a three year period compared to the average return on equity of a peer group of four principal competitors over the same period. The PRSUs granted in 2011 (“2011 PRSUs”) vest over five years and all other PRSUs vest over three years. One half of the 2011 PRSUs have a service only vesting condition and compensation expense is recognized on a straight-line basis over the service period. The other half of the 2011 PRSUs and all other PRSUs have a service and performance vesting condition and compensation expense is recognized on a graded-vesting basis. Over the performance period, the recognition of compensation expense is adjusted upward or downward based on our estimate of the probability of achievement of the performance target for the portion of the awards subject to the performance vesting condition. We assume that substantially all the PRSUs subject to the service and performance condition will vest.

PRSU activity of the three years ended December 31, 2014 was:

	2014		2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
January 1	681,555	$51.19	538,948	$48.74	413,909	48.56
Granted	188,621	69.89	183,998	57.77	166,426	$49.13
Distributed	(165,562)	48.56	(41,391)	48.56	(41,387)	48.56
Forfeited	(81,755)	61.76	—	—	—	—
December 31	622,859	$56.16	681,555	$51.19	538,948	$48.74

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2011 PRSUs subject to the service only vesting condition are distributed as they vest. The 2011 PRSUs subject to the service and performance condition are distributed, based on the vesting schedule, upon achieving the performance target. All other PRSUs subject to the service and performance conditions are distributed upon achieving the performance target. All shares distributed to date relate to the 2011 PRSUs.
ESPP

We have an employee stock purchase plan (“ESPP”) that enables employees to purchase our common stock through payroll deductions over each plan quarter at 95% of the market price on the last trading day of the plan quarter. Purchases are limited to 10% of eligible compensation as defined by the Employee Retirement Income Security Act of 1974 (“ERISA”). Employees purchased 113,293 shares, 175,002 shares and 189,307 shares in 2014, 2013 and 2012, respectively, all of which were treasury shares, for which $8.0 million, $9.9 million and $8.6 million, respectively, was paid to us. At December 31, 2014, 9,078,083 shares are available for the ESPP.
11. Income Taxes

We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Our subsidiaries file tax returns in various foreign jurisdictions. Our principal foreign jurisdictions include the United Kingdom, France and Germany. The Internal Revenue Service has completed its examination of our federal tax returns through 2010. In addition, our subsidiaries’ tax returns in the United Kingdom, France and Germany have been examined through 2012, 2009 and 2009, respectively.

Income before income taxes for the three years ended December 31, 2014 was (in millions):

	2014	2013	2012
Domestic	$739.9	$629.4	$683.5
International	1,070.1	1,031.5	976.1
	$1,810.0	$1,660.9	$1,659.6

Income tax expense (benefit) for the three years ended December 31, 2014 was (in millions):

	2014	2013	2012
Current:
Federal	$356.1	$246.3	$163.3
State and local	38.1	30.6	40.1
International	344.8	336.5	298.3
	739.0	613.4	501.7
Deferred:
Federal	(106.4)	0.3	41.7
State and local	(2.3)	(3.6)	4.7
International	(37.2)	(44.9)	(21.0)
	(145.9)	(48.2)	25.4
	$593.1	$565.2	$527.1
The reconciliation from the statutory U.S. federal income tax rate to our effective tax rate is:

	2014	2013	2012
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	1.3	1.0	1.7
Reduction of tax on unremitted foreign earnings due to legal reorganization	—	—	(1.3)
International tax rate differentials	(3.3)	(3.0)	(3.3)
Other	(0.2)	1.0	(0.3)
Effective tax rate	32.8%	34.0%	31.8%

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective tax rate for 2014 decreased to 32.8% from 34.0% in 2013. Income taxes for 2014 and 2013 reflect the recognition of an income tax benefit of $11.4 million and $6.5 million, respectively, related to expenses incurred in connection with the proposed merger with Publicis. Prior to the termination of the proposed merger on May 8, 2014, the majority of the merger costs were capitalized for income tax purposes and the related tax benefits were not recorded. Because the proposed merger was terminated, the merger costs were no longer required to be capitalized for income tax purposes. Excluding the income tax effect of the merger expenses from both years, our effective tax rate for 2014 and 2013 was 33.2% and 33.6%, respectively.

Income tax expense in 2012 was reduced by $53 million, primarily resulting from a reduction in the deferred tax liabilities for unremitted foreign earnings of certain of our operating companies located in the Asia Pacific region, as well as lower statutory tax rates in other foreign jurisdictions. In 2012, we completed a legal reorganization in certain countries within the Asia Pacific region. As a result of the reorganization, our unremitted foreign earnings in the affected countries are subject to lower effective tax rates as compared to the U.S. statutory tax rate. Therefore we recorded a reduction in our deferred tax liabilities to reflect the lower tax rate that these earnings are subject to. The reduction in income tax expense was partially offset by a charge of approximately $16 million resulting from U.S. state and local tax accruals recorded for uncertain tax positions, net of U.S. federal income tax benefit.

Income tax expense for 2014, 2013 and 2012 includes $1.7 million, $1.6 million and $2.5 million, respectively, of interest, net of tax benefit, and penalties related to tax positions taken on our tax returns. At December 31, 2014 and 2013, the accrued interest and penalties were $14.2 million and $11.5 million, respectively.

The components of deferred tax assets and liabilities at December 31, 2014 and 2013 were (in millions):

	2014	2013
Deferred tax assets:
Compensation and severance	$311.9	$269.8
Tax loss and credit carryforwards	95.6	149.1
Basis differences from acquisitions	38.0	28.7
Basis differences from short-term assets and liabilities	27.8	28.2
Other	33.0	53.2
Deferred tax assets	506.3	529.0
Valuation allowance	(34.1)	(56.8)
Net deferred tax assets	$472.2	$472.2

Deferred tax liabilities:
Goodwill and intangible assets	$706.1	$673.3
Financial instruments	263.1	421.8
Unremitted foreign earnings	51.1	114.5
Basis differences from investments	(4.2)	(5.7)
Deferred tax liabilities	$1,016.1	$1,203.9

Net deferred tax assets (liabilities)	$(543.9)	$(731.7)
Our net deferred tax assets and (liabilities) at December 31, 2014 and 2013, were classified as follows (in millions):

	2014	2013
Other current assets - deferred taxes	$110.8	$100.9
Long-term deferred tax liabilities	(654.7)	(832.6)
	$(543.9)	$(731.7)

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The American Recovery and Reinvestment Act of 2009 provided an election where qualifying cancellation of indebtedness income for debt reacquired in 2009 and 2010 was deferred and included in taxable income ratably over the five taxable years beginning in 2014 and ending in 2018. In 2009 and 2010, we reacquired and retired $1.4 billion of our convertible debt resulting in a tax liability of approximately $329 million. In 2014, we paid $66 million and the remaining liability will be paid ratably from 2015 through 2018. Substantially all the deferred tax liability for financial instruments at December 31, 2014 and 2013, relates to the convertible debt.

In connection with the conversion of the 2032 Notes in July 2014 (see Note 7), we paid $66.2 million, representing the excess of the accreted value of the notes for income tax purposes over the conversion value and we reclassified $32.2 million, representing the difference between the issue price of the notes and the conversion value from long-term deferred tax liabilities to additional paid-in capital.

In connection with the conversion of the 2033 Notes and 2038 Notes in May 2013 (see Note 7), in 2014 we paid $52.7 million, representing the excess of the accreted value of the notes for income tax purposes over the conversion value and in 2013 we reclassified $34.5 million, representing the tax effect of the difference between the issue price of the notes and the conversion value from long-term deferred tax liabilities to additional paid-in capital.

We have concluded that it is more likely than not that we will be able to realize our net deferred tax assets in future periods because results of future operations are expected to generate sufficient taxable income. The valuation allowance of $34.1 million and $56.8 million at December 31, 2014 and 2013, respectively, relates to tax loss and credit carryforwards in the United States and international jurisdictions. Our tax loss and credit carryforwards for which there is no valuation allowance are available to us for periods ranging from 2019 to 2035, which is longer than the forecasted utilization of such carryforwards.

We have not provided for U.S. federal income and foreign withholding taxes on approximately $1.8 billion of cumulative undistributed earnings of certain foreign subsidiaries. We intend to indefinitely reinvest these undistributed earnings in our international operations. Accordingly, we currently have no plans to repatriate these funds. As such, we do not know the time or manner in which we would repatriate these funds. Because the time or manner of repatriation is uncertain, we cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings and therefore cannot quantify the tax liability. We have provided $51.1 million of U.S. taxes, which are included in deferred tax liabilities, on cumulative undistributed earnings of certain foreign subsidiaries of approximately $1.8 billion that are not indefinitely reinvested. Changes in international tax rules or changes in U.S. tax rules and regulations covering international operations and foreign tax credits may affect our future reported financial results or the way we conduct our business.

A reconciliation of our unrecognized tax benefits at December 31, 2014 and 2013 is (in millions):

	2014	2013
January 1	$137.8	$188.6
Additions:
Current year tax positions	6.0	5.1
Prior year tax positions	1.0	0.4
Reduction of prior year tax positions	0.5	(31.4)
Settlements	(0.8)	(24.6)
Lapse of statute of limitations	(2.9)	(0.2)
Foreign currency translation	(1.8)	(0.1)
December 31	$139.8	$137.8

The majority of the liability for uncertain tax positions is included in long-term liabilities in our balance sheet. Approximately $58.6 million and $58.7 million of the liability for uncertain tax positions at December 31, 2014 and 2013, respectively, would affect our effective tax rate upon resolution of the uncertain tax positions.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Pension and Other Postemployment Benefits

Defined Contribution Plans

Our domestic and international subsidiaries provide retirement benefits for their employees primarily through defined contribution profit sharing and savings plans. Contributions to these plans vary by subsidiary and have generally been in amounts up to the maximum percentage of total eligible compensation of participating employees that is deductible for income tax purposes. Contribution expense was $108.4 million, $109.3 million and $113.5 million in 2014, 2013 and 2012, respectively.

Defined Benefit Pension Plans

Certain of our subsidiaries sponsor noncontributory defined benefit pension plans. Two of our U.S. businesses and several of our non-U.S. businesses sponsor pension plans. These plans provide benefits to employees based on formulas recognizing length of service and earnings. The U.S. plans cover approximately 1,200 participants, are closed to new participants and do not accrue future benefit credits. The non-U.S. plans, which include plans required by local law, cover approximately 6,500 participants and are not covered by ERISA.

In addition, we have a Senior Executive Restrictive Covenant and Retention Plan (“Retention Plan”) for certain executive officers of Omnicom selected to participate by the Compensation Committee. The Retention Plan is a non-qualified deferred compensation severance plan that was adopted to secure non-competition, non-solicitation, non-disparagement and ongoing consulting services from such executive officers and to strengthen the retention aspect of executive officer compensation. The Retention Plan provides annual payments upon termination following at least seven years of service with Omnicom or its subsidiaries to the participants or to their beneficiaries. A participant’s annual benefit is payable for 15 consecutive calendar years following termination, but in no event prior to age 55. The annual benefit is equal to the lesser of (i) the participant’s final average pay times an applicable percentage, which is based upon the executive’s years of service as an executive officer, not to exceed 35% or (ii) $1.5 million adjusted for cost-of-living, beginning with the second annual payment, not to exceed 2.5% per year. The Retention Plan is unfunded and benefits are paid when due.

The components of net periodic benefit cost for the three years ended December 31, 2014 were (in millions):

	2014	2013	2012
Service cost	$6.8	$4.6	$6.6
Interest cost	8.2	7.3	7.6
Expected return on plan assets	(4.2)	(3.7)	(3.5)
Amortization of prior service cost	4.3	3.6	3.1
Amortization of actuarial (gains) losses	2.3	3.5	1.0
	$17.4	$15.3	$14.8

Included in accumulated other comprehensive income at December 31, 2014 and 2013 were unrecognized actuarial gains and losses and unrecognized prior service cost of $91.0 million, $56.0 million net of tax, and $68.6 million, $42.3 million net of tax, respectively, that have not yet been recognized in net periodic benefit cost. The unrecognized actuarial gains and losses and unrecognized prior service cost included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost in 2015 is $10.1 million.

The weighted average assumptions used to determine net periodic benefit cost for the three years ended December 31, 2014 were:

	2014	2013	2012
Discount rate	4.5%	3.9%	4.6%
Compensation increases	1.8%	1.6%	1.8%
Expected return on plan assets	5.8%	5.3%	6.0%

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected long-term rate of return for plan assets for the U.S. plans is based on several factors, including current and expected asset allocations, historical and expected returns on various asset classes and current and future market conditions. A total return investment approach using a mix of equities and fixed income investments maximizes the long-term return. This strategy is intended to minimize plan expense by achieving long-term returns in excess of the growth in plan liabilities over time. The discount rate used to compute net periodic benefit cost is based on yields of available high-quality bonds and reflects the expected cash flow as of the measurement date. The expected returns on plan assets and discount rates for the non-U.S. plans are based on local factors, including each plan’s investment approach, local interest rates and plan participant profiles.

Experience gains and losses and the effects of changes in actuarial assumptions are generally amortized over a period no longer than the expected average future service of active employees.

Our funding policy is to contribute amounts sufficient to meet minimum funding requirements in accordance with the applicable employee benefit and tax laws that the plans are subject to, plus such additional amounts as we may determine to be appropriate. We contributed $3.2 million, $5.5 million, $9.1 million to our defined benefit pension plans in 2014, 2013 and 2012, respectively. We do not expect our 2015 contributions to differ materially from our 2014 contributions.

At December 31, 2014 and 2013, the benefit obligation, fair value of plan assets and funded status of our defined benefit pension plans were (in millions):

	2014	2013
Benefit Obligation:
January 1	$185.7	$188.4
Service cost	6.8	4.6
Interest cost	8.2	7.3
Amendments, curtailments and settlements	—	7.6
Actuarial (gains) losses	31.3	(18.0)
Benefits paid	(5.0)	(5.1)
Foreign currency translation and other	(4.3)	0.9
December 31	$222.7	$185.7

Fair Value of Plan Assets:
January 1	$72.2	$62.7
Actual return on plan assets	6.5	8.1
Employer contributions	3.2	5.5
Benefits paid	(5.0)	(5.1)
Foreign currency translation and other	(2.5)	1.0
December 31	$74.4	$72.2

Funded Status December 31:	$(148.3)	$(113.5)

At December 31, 2014 and 2013, the funded status was classified as follows (in millions):

	2014	2013
Other assets	$4.6	$5.6
Other current liabilities	(4.4)	(1.1)
Long-term liabilities	(148.5)	(118.0)
	$(148.3)	$(113.5)

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accumulated benefit obligation for our defined benefit pension plans at December 31, 2014 and 2013, was $210.0 million and $173.0 million, respectively.

At December 31, 2014 and 2013, plans with benefit obligations in excess of plan assets were (in millions):

	2014	2013
Benefit obligation	$212.0	$143.1
Plan assets	59.0	24.0
	$153.0	$119.1

The weighted average assumptions used to determine the benefit obligation at December 31, 2014 and 2013, were:

	2014	2013

Discount rate	3.5%	4.4%
Compensation increases	1.8%	1.6%

At December 31, 2014, the estimated benefits expected to be paid over the next 10 years are (in millions):

2015	$7.6
2016	8.2
2017	9.0
2018	9.3
2019	10.4
2020 - 2024	72.0

The fair value of plan assets at December 31, 2014 and 2013 was (in millions):

2014	Level 1	Level 2	Level 3	Total
Cash	$2.6			$2.6
Mutual funds	43.4			43.4
Unit trusts	24.4			24.4
Insurance contracts			$3.7	3.7
Other		$0.3		0.3
	$70.4	$0.3	$3.7	$74.4

2013
Cash	$2.1			$2.1
Mutual funds	42.5			42.5
Unit trusts	23.3			23.3
Insurance contracts			$3.4	3.4
Other		$0.9		0.9
	$67.9	$0.9	$3.4	$72.2

Mutual funds and unit trusts are publicly traded and are valued using quoted market prices. The mutual funds and unit trusts include investments in equity and fixed income securities. Insurance contracts primarily consist of guaranteed investment contracts. Other investments primarily consist of commingled short-term investment funds.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the fair value of plan assets measured using Level 3 inputs at December 31, 2014 and 2013 were (in millions):

	2014	2013
January 1	$3.4	$2.9
Actual return on assets	0.1	0.1
Purchases, sales and settlements, net	0.2	0.4
December 31	$3.7	$3.4

The weighted average asset allocations at December 31, 2014 and 2013 were:

	2014		2013
	Target Allocation	Actual Allocation	Actual Allocation
Cash	5%	3%	3%
Mutual funds	54%	58%	59%
Unit trusts	33%	33%	32%
Insurance contracts	5%	5%	5%
Other	3%	1%	1%
	100%	100%	100%

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

The components of net periodic benefit cost for the three years ended December 31, 2014 were (in millions):

	2014	2013	2012
Service cost	$3.8	$4.1	$4.1
Interest cost	4.5	4.3	4.7
Amortization of prior service cost	2.1	1.9	0.7
Amortization of actuarial (gains) losses	0.9	1.5	2.0
	$11.3	$11.8	$11.5

Included in accumulated other comprehensive income at December 31, 2014 and 2013 were unrecognized actuarial gains and losses and unrecognized prior service cost of $60.0 million, $36.0 million net of income taxes, and $44.2 million, $26.5 million net of income taxes, respectively, that have not yet been recognized in the net periodic benefit cost. The unrecognized actuarial gains and losses and unrecognized prior service cost included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost in 2015 is $4.8 million.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average assumptions used to determine net periodic benefit cost for the three years ended December 31, 2014 were:

	2014	2013	2012
Discount rate	4.7%	4.1%	4.9%
Compensation increases	3.5%	3.5%	3.5%

Experience gains and losses and effects of changes in actuarial assumptions are amortized over a period no longer than the expected average future service of active employees.

At December 31, 2014 and 2013, the benefit obligation was (in millions):

	2014	2013
January 1	$104.2	$118.7
Service cost	3.8	4.1
Interest cost	4.5	4.3
Amendments	7.5	2.8
Actuarial (gains) losses	11.3	(12.3)
Benefits paid	(9.2)	(13.4)
December 31	$122.1	$104.2

At December 31, 2014 and 2013, the liability was classified as follows (in millions):

	2014	2013
Other current liabilities	$8.7	$9.3
Long-term liabilities	113.4	94.9
	$122.1	$104.2

The weighted average assumptions used to determine the benefit obligation at December 31, 2014 and 2013 were:

	2014	2013
Discount rate	3.8%	4.7%
Compensation increases	3.5%	3.5%

At December 31, 2014, the estimated benefits expected to be paid over the next 10 years are (in millions):

2015	$8.7
2016	9.0
2017	7.6
2018	7.4
2019	5.7
2020 - 2024	26.9

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Supplemental Cash Flow Data

The change in operating capital for the three years ended December 31, 2014 was (in millions):

	2014	2013	2012
(Increase) decrease in accounts receivable	$(227.1)	$244.8	$(218.7)
(Increase) decrease in work in process and other current assets	(24.2)	(354.5)	4.8
Increase (decrease) in accounts payable	161.8	143.5	127.8
Increase (decrease) in customer advances and other current liabilities	45.5	252.6	(151.8)
Change in other assets and liabilities, net	(62.2)	64.9	263.1
	$(106.2)	$351.3	$25.2

Income taxes paid	$610.1	$472.4	$321.1

Interest paid	$188.6	$192.8	$165.5

In June 2014, we issued 1,217,112 shares of our common stock to satisfy the conversion premium in connection with the conversion of the 2032 Notes (see Note 7). Based on the closing prices of our common stock on the settlement dates, these issuances resulted in a non-cash pretax financing activity of $89.2 million, excluding the cash tax benefit of $32.2 million.

In May 2013, we issued 1,499,792 shares of our common stock to satisfy the conversion premium in connection with the conversion of the 2033 Notes and the 2038 Notes (see Note 7). Based on the closing prices of our common stock on the settlement dates, these issuances resulted in a non-cash pretax financing activity of $95.4 million, excluding the cash tax benefit of $34.5 million.
14. Noncontrolling Interests

Changes in our ownership interests in our less than 100% owned subsidiaries during the three years ended December 31, 2014 were (in millions):

	2014	2013	2012
Net income attributed to Omnicom Group Inc.	$1,104.0	$991.1	$998.3
Transfers (to) from noncontrolling interests:
Increase in additional paid-in capital from sale of shares in noncontrolling interests	6.3	5.2	2.6
Decrease in additional paid-in capital from purchase of shares in noncontrolling interests	(70.8)	(22.0)	(30.7)
Net transfers (to) from noncontrolling interests	(64.5)	(16.8)	(28.1)
Change from net income attributed to Omnicom Group Inc. and transfers (to) from noncontrolling interests	$1,039.5	$974.3	$970.2

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Leases

We lease substantially all our office space under operating leases and certain equipment under operating and capital leases that expire at various dates. Certain office leases contain renewal options. In circumstances where the exercise of the renewal option is reasonably assured at the inception of the lease, the renewal period is included in the determination of the lease term. Office leases may also include scheduled rent increases and concessions, such as rent abatements and landlord incentives and tenant improvement allowances. Scheduled rent increases are recognized on a straight-line basis over the lease term and concessions are recorded as deferred rent and are amortized to rent expense on a straight-line basis over the lease term. Certain office leases require payment of real estate taxes and other occupancy costs. These costs are not included in rent expense. Leasehold improvements made at inception or during the lease term are amortized over the shorter of the asset life or the lease term, which may include renewal periods where the renewal is reasonably assured.

Rent expense for the three years ended December 31, 2014 was (in millions):

	2014	2013	2012
Office base rent	$373.1	$379.9	$390.5
Third party sublease rent	(11.2)	(10.6)	(10.4)
Net office rent	361.9	369.3	380.1
Equipment rent	27.9	33.1	36.3
	$389.8	$402.4	$416.4

Future minimum lease payments under non-cancelable operating leases, reduced by third party sublease rent receivable from existing non-cancelable subleases, and capital leases are (in millions):

	Operating Leases	Capital Leases
2015	$351.3	$24.0
2016	247.4	16.1
2017	194.4	9.0
2018	153.5	4.4
2019	133.7	3.1
Thereafter	529.0	2.1
Minimum lease payments	1,609.3	58.7
Sublease rent	(13.9)
Net rent	$1,595.4
Interest component		(1.5)
Present value of minimum lease payments		$57.2

Property under capital lease and capital lease obligations as of December 31, 2014 and 2013 were (in millions):

	2014	2013
Property under capital lease:
Cost	$146.3	$134.0
Accumulated depreciation	(90.6)	(80.5)
	$55.7	$53.5
Capital lease obligations:
Current	$23.2	$22.2
Long-term	34.0	33.2
	$57.2	$55.4

Depreciation expense for property under capital lease was $26.1 million, $26.4 million and $25.9 million in 2014, 2013 and 2012, respectively.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Temporary Equity - Redeemable Noncontrolling Interests

Owners of noncontrolling equity interests in some of our subsidiaries have the right in certain circumstances to require us to purchase all or a portion of their equity interests at fair value as defined in the applicable agreements. Assuming that the subsidiaries perform over the relevant periods at their current profit levels, at December 31, 2014 the aggregate estimated maximum amount we could be required to pay in future periods is $185.7 million, of which $96.7 million is currently exercisable by the holders. If these rights are exercised, there would be an increase in the net income attributable to Omnicom as a result of our increased ownership interest and the reduction of net income attributable to noncontrolling interests. The ultimate amount paid could be significantly different because the redemption amount is primarily dependent on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates.
17. Commitments and Contingent Liabilities

In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.
18. Fair Value

Financial assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013 were (in millions):

2014	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$2,388.1			$2,388.1
Short-term investments	2.2			2.2
Available-for-sale securities	4.9			4.9
Interest rate and foreign currency derivative instruments		$43.1		43.1
Liabilities:
Foreign currency derivative instruments		$0.4		$0.4
Contingent purchase price obligations			$300.7	300.7

2013
Assets:
Cash and cash equivalents	$2,710.5			$2,710.5
Short-term investments	18.2			18.2
Available-for-sale securities	4.9			4.9
Foreign currency derivative instruments		$2.2		2.2
Liabilities:
Foreign currency derivative instruments		$0.1		$0.1
Contingent interest derivative		2.1		2.1
Contingent purchase price obligations			$220.2	220.2

The changes in Level 3 contingent purchase price obligations for the years ended December 31, 2014 and 2013 were (in millions):

	2014	2013
January 1	$220.2	$266.2
Acquisitions	167.1	35.8
Revaluation and interest	11.0	(10.9)
Payments	(83.2)	(70.5)
Foreign currency translation	(14.4)	(0.4)
December 31	$300.7	$220.2

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount and fair value of our financial instruments at December 31, 2014 and 2013 were (in millions):

	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$2,388.1	$2,388.1	$2,710.5	$2,710.5
Short-term investments	2.2	2.2	18.2	18.2
Available-for-sale securities	4.9	4.9	4.9	4.9
Interest rate and foreign currency derivative instruments	43.1	43.1	2.2	2.2
Cost method investments	21.8	21.8	22.2	22.2
Liabilities:
Short-term borrowings	$7.2	$7.2	$5.9	$5.9
Foreign currency derivative instruments	0.4	0.4	0.1	0.1
Contingent interest derivative	—	—	2.1	2.1
Contingent purchase price obligations	300.7	300.7	220.2	220.2
Debt	4,563.0	4,754.9	4,033.8	4,302.7

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
19. Derivative Instruments and Hedging Activities

As a global business, we operate in multiple foreign currencies and issue debt in the capital markets. Our regional treasury centers use derivative financial instruments, such as forward foreign exchange contracts, as an economic hedge to better manage the cash flow volatility arising from foreign exchange rate fluctuations. We use derivative financial instruments, such as fixed-to-floating interest rate swaps, to manage the cost of debt more efficiently.

As a result of using derivative financial instruments, we are exposed to the risk that counterparties to the derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we have a policy of only entering into contracts with carefully selected major financial institutions based on specific minimum credit standards and other factors.

We evaluate the effects of changes in foreign currency exchange rates, interest rates and other relevant market risks on our derivative instruments. We periodically determine the potential loss from market risk on our derivative instruments by performing a value-at-risk ("VaR") analysis. VaR is a statistical model that utilizes historical currency exchange and interest rate data to measure the potential impact on future earnings of our derivative financial instruments assuming normal market conditions. The VaR model is not intended to represent actual losses but is used as a risk estimation and management tool. Based on the results of the model, we estimate with 95% confidence a maximum one-day change in the net fair value of our derivative financial instruments at December 31, 2014 was not significant.
Foreign Exchange Risk

Our regional treasury centers in North America, Europe and Asia centralize and manage our cash. As an integral part of our treasury operations, we use multicurrency pool arrangements to manage the foreign exchange risk between subsidiaries and the treasury centers from which they borrow or invest funds. In certain circumstances, instead of using a multicurrency pool, operations can borrow or invest on an intercompany basis with a treasury center operating in a different currency. To manage the foreign exchange risk associated with these transactions, we use forward foreign exchange contracts. At December 31, 2014 and 2013, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $113.1 million and $207.0 million, respectively, mitigating the foreign exchange risk of the intercompany borrowing and investment activities. Additionally, the treasury centers use forward foreign exchange contracts to mitigate the foreign currency risk associated with activities when revenue and expenses are not denominated in the same currency. In these instances, amounts are promptly

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

settled or hedged with forward foreign exchange contracts. At December 31, 2014 and 2013, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $44.0 million and $56.2 million, respectively, mitigating the foreign exchange risk related to these activities. See Note 18 for a discussion of the fair value of these instruments. The terms of our forward contracts are generally less than 90 days. We designate foreign currency derivative instruments as an economic hedge; therefore, any gain or loss in fair value incurred on those instruments is generally offset by decreases or increases in the fair value of the underlying exposures. By using these financial instruments, we reduced financial risk of adverse foreign exchange changes by foregoing any gain (reward) which might have occurred if the markets moved favorably.
Interest Rate Risk

Our exposure to interest rate risk has been limited because our Senior Notes are fixed rate debt. In 2014, to manage our annual interest cost more efficiently by benefiting from a decline in interest rates, we used fixed-to-floating interest rate swaps to convert specific fixed rate debt into variable rate debt. In 2014, we entered into fixed-to-floating interest rate swaps on the $1.25 billion principal amount of the 2022 Notes and the $1 billion principal amount of the 2020 Notes. Under the swap agreements, we receive fixed interest rate payments equal to the coupon interest rate on the 2022 Notes and the 2020 Notes and we pay a variable interest rate on the total principal amount of the notes, equal to three month LIBOR in arrears, plus a spread of 1.05% on the 2022 Notes and a spread of 2.16% on the 2020 Notes. The swaps have the economic effect of converting the 2022 Notes and the 2020 Notes from fixed rate debt to floating rate debt and effectively convert our long-term debt portfolio to 50% fixed rate debt and 50% floating rate debt.
20. New Accounting Standards

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

In May 2014, the FASB issued FASB ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which replaces all existing revenue recognition guidance under U.S. GAAP. ASU 2014-09 will be effective for fiscal years and interim periods beginning after December 15, 2016 and early application is not permitted. ASU 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented; or, recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. We will apply ASU 2014-09 on January 1, 2017. However, we are not yet in a position to assess the transition method we will choose, or the impact of the application on our results of operations or financial position.

In August 2014, the FASB issued FASB ASU 2014-15, Presentation of Financial Statements - Going Concern (“ASU 2014-15”). ASU 2014-15 will be effective for fiscal years and interim periods beginning after December 15, 2016 and early application is permitted. ASU 2014-15 requires that management evaluate at each annual and interim reporting period whether there is a substantial doubt about an entity’s ability to continue as a going concern within one year of the date that the financial statements are issued. We adopted ASU 2014-15 effective December 31, 2014 and the adoption did not have an impact on the presentation of our results of operations, financial position or disclosures.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Changes in Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) for the years ended December 31, 2014 and 2013 were (in millions):

2014	Unrealized Gain (Loss) on Available-for-Sale Securities	Defined Benefit Pension and Postemployment Plans	Foreign Currency Translation	Total
January 1	$(1.6)	$(68.8)	$(121.2)	$(191.6)
Other comprehensive income (loss) before reclassifications	0.4	—	(403.7)	(403.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(23.3)	—	(23.3)
Other comprehensive income (loss)	0.4	(23.3)	(403.7)	(426.6)
December 31	$(1.2)	$(92.1)	$(524.9)	$(618.2)

2013
January 1	$(2.0)	$(89.8)	$(37.7)	$(129.5)
Other comprehensive income (loss) before reclassifications	0.4	—	(83.5)	(83.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	21.0	—	21.0
Other comprehensive income (loss)	0.4	21.0	(83.5)	(62.1)
December 31	$(1.6)	$(68.8)	$(121.2)	$(191.6)

Reclassifications from accumulated other comprehensive income (loss) for the year ended December 31, 2014 and 2013 were (in millions):

	2014	2013
Amortization of defined benefit pension and postemployment plans:
Prior service cost	$6.4	$5.5
Actuarial (gains) losses	3.2	5.0
Net periodic benefit cost (see Note 12)	9.6	10.5
Income taxes	(3.8)	(4.2)
Periodic benefit cost, net of income tax	$5.8	$6.3
22. Subsequent Events

We have evaluated events subsequent to the balance sheet date and determined there have not been any events that have occurred that would require adjustment to or disclosure in our financial statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
Selected Quarterly Financial Data (Unaudited)
(In millions, except per share amounts)

The Company’s unaudited selected quarterly financial data for the years ended December 31, 2014 and 2013 were:

	Quarter
	First	Second	Third	Fourth
Revenue
2014	$3,502.2	$3,870.9	$3,749.6	$4,195.1
2013	3,398.9	3,637.0	3,490.5	4,058.1
Operating Expenses
2014	3,119.5	3,322.5	3,316.0	3,615.7
2013	3,027.2	3,114.0	3,111.1	3,506.9
Operating Income
2014	382.7	548.4	433.6	579.4
2013	371.7	523.0	379.4	551.2
Net Income - Omnicom Group Inc.
2014	205.5	325.2	243.8	329.5
2013	205.1	289.5	196.0	300.5
Net Income Per Share Omnicom Group Inc. - Basic
2014	0.78	1.24	0.95	1.30
2013	0.76	1.09	0.74	1.14
Net Income Per Share Omnicom Group Inc. - Diluted
2014	0.77	1.23	0.95	1.30
2013	0.76	1.09	0.74	1.13

In the first and second quarters of 2014 and the third and fourth quarters of 2013, we incurred expenses in connection with the proposed merger with Publicis of $7.0 million and $1.8 million and $28.1 million and $13.3 million, respectively, which are primarily comprised of professional fees. On May 8, 2014, the proposed merger was terminated. Excluding the effect of the merger expenses, Operating Income, Net Income - Omnicom Group Inc. and Diluted Net Income per Common Share - Omnicom Group Inc. for the first and second quarters of 2014 were $389.7 million and $550.2 million, $212.3 million and $315.8 million, and $0.80 and $1.20, respectively. Excluding the effect of the merger expenses, Operating Income, Net Income - Omnicom Group Inc. and Diluted Net Income per Common Share - Omnicom Group Inc. for the third and fourth quarters of 2013 were $407.5 million and $564.5 million, $217.7 million and $313.8 million and $0.82 and $1.18, respectively.

OMNICOM GROUP INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2014
(In millions)

Description	Balance Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectible Receivables	Translation Adjustment Increase (Decrease)	Balance End of Period
Valuation accounts deducted from assets:
Allowance for Doubtful Accounts:
December 31, 2014	$32.6	$8.5	$(14.9)	$(1.3)	$24.9
December 31, 2013	35.9	9.7	(12.8)	(0.2)	32.6
December 31, 2012	40.6	11.4	(16.5)	0.4	35.9

S-1