Form 10-Q
period 2015-03-31
OMNICOM GROUP INC.
filed 2015-04-21
CIK 29989

____________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
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
_________________________
As of April 10, 2015, there were 244,312,135 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015
FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements, including statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, the Company or its representatives have made, or may make, forward-looking statements, orally or in writing. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of the Company’s management as well as assumptions made by, and information currently available to, the Company’s management. Forward-looking statements may be accompanied by words such as “aim,” “anticipate,” “believe,” “plan,” “could,” “would,” “should,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “will,” “possible,” “potential,” “predict,” “project” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside the Company’s control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include: international, national or local economic, social or political conditions that could adversely affect the Company or its clients; losses on media purchases and production costs incurred on behalf of clients; reductions in client spending, a slowdown in client payments and changes in client advertising, marketing and corporate communications requirements; failure to manage potential conflicts of interest between or among clients; unanticipated changes relating to competitive factors in the advertising, marketing and corporate communications industries; ability to hire and retain key personnel; ability to attract new clients and retain existing clients in the manner anticipated; reliance on information technology systems; changes in legislation or governmental regulations affecting the Company or its clients; conditions in the credit markets; risks associated with assumptions the Company makes in connection with its critical accounting estimates and legal proceedings; and the Company’s international operations, which are subject to the risks of currency fluctuation and currency repatriation restrictions. The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that may affect the Company’s business, including those described in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014 and in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Except as required under applicable law, the Company does not assume any obligation to update these forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,526.7	$2,388.1
Short-term investments, at cost	5.7	2.2
Accounts receivable, net of allowance for doubtful accounts of $23.5 and $24.9	5,840.1	6,524.7
Work in process	1,410.3	1,166.6
Other current assets	1,122.1	1,108.9
Total Current Assets	9,904.9	11,190.5
Property and Equipment at cost, less accumulated depreciation of $1,212.0 and $1,221.2	681.5	708.0
Equity Method Investments	142.2	148.2
Goodwill	8,639.8	8,822.2
Intangible Assets, net of accumulated amortization of $620.4 and $611.4	367.2	389.4
Other Assets	335.4	301.4
TOTAL ASSETS	$20,071.0	$21,559.7
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$7,850.2	$8,797.5
Customer advances	1,153.3	1,180.9
Current portion of debt	0.3	0.4
Short-term borrowings	9.6	7.2
Taxes payable	226.5	301.1
Other current liabilities	1,781.3	1,774.0
Total Current Liabilities	11,021.2	12,061.1
Long-Term Notes Payable	4,593.8	4,562.6
Long-Term Liabilities	802.6	774.3
Long-Term Deferred Tax Liabilities	643.3	654.7
Commitments and Contingent Liabilities (See Note 11)
Temporary Equity - Redeemable Noncontrolling Interests	177.4	185.7
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	59.6	59.6
Additional paid-in capital	852.0	818.6
Retained earnings	9,661.7	9,576.9
Accumulated other comprehensive income (loss)	(936.7)	(618.2)
Treasury stock, at cost	(7,247.1)	(6,986.9)
Total Shareholders’ Equity	2,389.5	2,850.0
Noncontrolling interests	443.2	471.3
Total Equity	2,832.7	3,321.3
TOTAL LIABILITIES AND EQUITY	$20,071.0	$21,559.7

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$3,469.2	$3,502.2
Operating Expenses	3,091.5	3,119.5
Operating Income	377.7	382.7
Interest Expense	43.6	47.7
Interest Income	9.4	8.7
Income Before Income Taxes and Income From Equity Method Investments	343.5	343.7
Income Tax Expense	112.7	116.3
Income (Loss) From Equity Method Investments	(1.0)	0.6
Net Income	229.8	228.0
Net Income Attributed To Noncontrolling Interests	20.7	22.5
Net Income - Omnicom Group Inc.	$209.1	$205.5

Net Income Per Share - Omnicom Group Inc.:
Basic	$0.84	$0.78
Diluted	$0.83	$0.77

Dividends Declared Per Common Share	$0.50	$0.40

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net Income	$229.8	$228.0
Unrealized gain (loss) on cash flow hedge, net of income taxes of ($1.7) for the three months ended March 31, 2015	(2.5)	—
Unrealized gain (loss) on available-for-sale securities, net of income taxes of $0.1 and $0.1 for the three months ended March 31, 2015 and 2014, respectively	0.2	0.1
Foreign currency translation adjustment, net of income taxes of ($175.8) and $15.6 for the three months ended March 31, 2015 and 2014, respectively	(341.3)	30.2
Defined benefit pension and postemployment plans adjustment, net of income taxes of $1.5 and $0.9 for the three months ended March 31, 2015 and 2014, respectively	2.2	1.4
Other Comprehensive Income (Loss)	(341.4)	31.7
Comprehensive Income (Loss)	(111.6)	259.7
Comprehensive Income (Loss) Attributed to Noncontrolling Interests	(2.2)	32.3
Comprehensive Income (Loss) - Omnicom Group Inc.	$(109.4)	$227.4

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$229.8	$228.0
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	46.9	46.5
Amortization of intangible assets	27.3	24.4
Share-based compensation	24.6	21.6
Excess tax benefit from share-based compensation	(10.9)	(8.8)
Other, net	3.8	0.3
Change in operating capital	(559.5)	(742.3)
Net Cash Used in Operating Activities	(238.0)	(430.3)
Cash Flows from Investing Activities:
Capital expenditures	(38.2)	(42.5)
Acquisition of businesses and interests in affiliates, net of cash acquired	(22.8)	(11.9)
(Purchase of) proceeds from investments, net	(3.9)	11.9
Net Cash Used in Investing Activities	(64.9)	(42.5)
Cash Flows from Financing Activities:
Proceeds from short-term debt	2.7	1.7
Dividends paid to common shareholders	(126.2)	(105.9)
Repurchases of common stock	(270.7)	(22.1)
Proceeds from stock plans	3.7	4.8
Acquisition of additional noncontrolling interests	(3.1)	(8.4)
Dividends paid to noncontrolling interest shareholders	(25.0)	(24.8)
Payment of contingent purchase price obligations	(1.8)	(7.8)
Excess tax benefit from share-based compensation	10.9	8.8
Other, net	(9.0)	(3.2)
Net Cash Used in Financing Activities	(418.5)	(156.9)
Effect of foreign exchange rate changes on cash and cash equivalents	(140.0)	1.3

Net Decrease in Cash and Cash Equivalents	(861.4)	(628.4)
Cash and Cash Equivalents at the Beginning of Period	2,388.1	2,710.5
Cash and Cash Equivalents at the End of Period	$1,526.7	$2,082.1

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Presentation of Financial Statements
The terms “Omnicom,” the “Company,” “we,” “our” and “us” each refer to Omnicom Group Inc. and our subsidiaries, unless the context indicates otherwise. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”) for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure have been condensed or omitted.
In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, in all material respects, of the information contained herein. Certain reclassifications have been made to the prior year financial information to conform to the current year presentation. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 10-K”). Results for the interim periods are not necessarily indicative of results that may be expected for the year.
2. New Accounting Standards

In May 2014, the FASB issued FASB ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which replaces all existing revenue recognition guidance under U.S. GAAP. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016 and early application is not permitted. ASU 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented; or, recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. On April 1, 2015, the FASB proposed a one year deferral of the effective date to December 15, 2017 and early application would be permitted, but not before the original effective date of December 15, 2016. Presently, we are not yet in a position to assess the application date, the transition method we will choose, or the impact of the application on our results of operations or financial position.

In February 2015, the FASB issued FASB ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which changes the consolidation analysis for both the variable interest model and for the voting model for limited partnerships and similar entities. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015 and early application is permitted. ASU 2015-02 provides for one of two methods of transition: retrospective application to each prior period presented; or, recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. We will apply ASU 2015-02 on January 1, 2016 and we do not expect that the application of the new standard will have a significant impact on our results of operations or financial position.
3. Net Income per Common Share

The computation of basic and diluted net income per common share for the three months ended March 31, 2015 and 2014 was (in millions, except per share amounts):

	2015	2014
Net Income Available for Common Shares:
Net income - Omnicom Group Inc.	$209.1	$205.5
Net income allocated to participating securities	(2.8)	(4.1)
	$206.3	$201.4
Weighted Average Shares:
Basic	246.4	259.1
Dilutive stock options and restricted shares	1.0	2.3
Diluted	247.4	261.4

Anti-dilutive stock options and restricted shares	0.1	0.1

Net Income per Common Share - Omnicom Group Inc.:
Basic	$0.84	$0.78
Diluted	$0.83	$0.77

4. Goodwill and Intangible Assets

Goodwill and intangible assets at March 31, 2015 and December 31, 2014 were (in millions):

	2015			2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Goodwill	$9,170.6	$(530.8)	$8,639.8	$9,377.6	$(555.4)	$8,822.2
Intangible assets:
Purchased and internally developed software	$296.5	$(222.1)	$74.4	$298.7	$(221.4)	$77.3
Customer related and other	691.1	(398.3)	292.8	702.1	(390.0)	312.1
	$987.6	$(620.4)	$367.2	$1,000.8	$(611.4)	$389.4

Changes in goodwill for the three months ended March 31, 2015 and 2014 were (in millions):

	2015	2014
January 1	$8,822.2	$8,916.0
Acquisitions	65.1	51.4
Dispositions	(0.3)	(1.2)
Foreign currency translation	(247.2)	20.5
March 31	$8,639.8	$8,986.7

There were no goodwill impairment losses recorded in the first three months of 2015 or 2014 and there are no accumulated goodwill impairment losses. Goodwill for acquisitions completed in 2015 and 2014 includes $1.8 million and $10.9 million, respectively, of goodwill attributed to noncontrolling interests in the acquired businesses.
5. Debt

Lines of Credit

We maintain a $2.5 billion line of credit (“Credit Agreement”) expiring on July 31, 2019. We have the ability to classify borrowings under the Credit Agreement as long-term. Additionally, we can issue up to $2.0 billion of commercial paper. At March 31, 2015 and December 31, 2014 there were no outstanding commercial paper issuances or borrowings under the Credit Agreement. We also have uncommitted credit lines aggregating $908.9 million and $937.8 million at March 31, 2015 and December 31, 2014, respectively.

Available and unused credit lines at March 31, 2015 and December 31, 2014 were (in millions):

	2015	2014
Credit Agreement	$2,500.0	$2,500.0
Uncommitted credit lines	908.9	937.8
Available and unused credit lines	$3,408.9	$3,437.8

The Credit Agreement contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (under the Credit Agreement, EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At March 31, 2015, we were in compliance with these covenants, as our Leverage Ratio was 2.0 times and our Interest Coverage Ratio was 12.9 times. The Credit Agreement does not limit our ability to declare or pay dividends or repurchase our common stock.

Short-Term Borrowings

Short-term borrowings of $9.6 million and $7.2 million at March 31, 2015 and December 31, 2014, respectively, are comprised of bank overdrafts and credit lines of our international subsidiaries. The bank overdrafts and credit lines are treated as unsecured loans pursuant to the agreements supporting the facilities. Due to the short-term nature of these instruments, carrying value approximates fair value.

Long-Term Notes Payable

Long-term notes payable at March 31, 2015 and December 31, 2014 were (in millions):

	2015	2014
5.9% Senior Notes due 2016	$1,000.0	$1,000.0
6.25% Senior Notes due 2019	500.0	500.0
4.45% Senior Notes due 2020	1,000.0	1,000.0
3.625% Senior Notes due 2022	1,250.0	1,250.0
3.65% Senior Notes due 2024	750.0	750.0
Other notes and loans	0.3	0.5
	4,500.3	4,500.5
Unamortized premium (discount) on Senior Notes, net	10.9	11.1
Adjustment to carrying value for interest rate swaps	82.9	51.4
	4,594.1	4,563.0
Current portion of debt	(0.3)	(0.4)
Long-term notes payable	$4,593.8	$4,562.6

In 2014, we entered into receive fixed pay floating interest rate swaps on the $1.25 billion principal amount of our 3.625% Senior Notes due 2022 (“2022 Notes”) and on the $1 billion principal amount of our 4.45% Senior Notes due 2020 (“2020 Notes”). The interest rate swaps hedge the risk of changes in fair value of the 2022 Notes and the 2020 Notes attributable to changes in the benchmark LIBOR interest rate. Under the swap contracts, we receive fixed interest payments equal to the coupon interest rate on the 2022 Notes and the 2020 Notes and pay a variable interest rate on the total principal amount of the notes, equal to three month LIBOR in arrears, plus a spread of 1.05% on the 2022 Notes and a spread of 2.16% on the 2020 Notes. The swaps qualify and are designated as fair value hedges on the 2022 Notes and 2020 Notes, respectively. The swaps have the economic effect of converting the 2022 Notes and the 2020 Notes from fixed rate debt to floating rate debt. Gains and losses attributed to changes in the fair value of the interest rate swaps substantially offset changes in the fair value of the 2022 Notes and the 2020 Notes attributed to changes in the benchmark interest rate. The net interest settlement is recorded in interest expense. At March 31, 2015 and December 31, 2014, we recorded a receivable, which is included in other assets, of $76.0 million and $42.7 million, respectively, representing the fair value of the swaps that was substantially offset by the increase in the carrying value of the 2022 Notes and the 2020 Notes reflecting the change in fair value of the notes. Accordingly, any hedge ineffectiveness was not material to our results of operations.
6. Segment Reporting

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

Revenue and long-lived assets and goodwill by geographic region as of and for the three months ended March 31, 2015 and 2014 were (in millions):

	Americas	EMEA	Asia Pacific
2015
Revenue	$2,151.0	$961.4	$356.8
Long-lived assets and goodwill	6,136.3	2,635.6	549.4
2014
Revenue	$2,081.3	$1,061.6	$359.3
Long-lived assets and goodwill	6,101.2	3,009.0	608.5

The Americas comprises North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes Mexico. EMEA comprises the United Kingdom, the Euro currency countries, other European countries that have not adopted the European Union Monetary standard, the Middle East and Africa. Asia Pacific comprises Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for the three months ended March 31, 2015 and 2014 was $1,958.2 million and $1,871.8 million, respectively.
7. Income Taxes

Our effective tax rate decreased to 32.8% for the three months ended March 31, 2015 from 33.8% for the three months ended March 31, 2014. The decrease is primarily due to a legal entity restructuring of our European operations.  As a result of the reorganization, a certain portion of the not indefinitely reinvested foreign earnings in the affected countries are subject to lower effective tax rates.

At March 31, 2015, our unrecognized tax benefits were $134.7 million. Of this amount, approximately $57.1 million would affect our effective tax rate upon resolution of the uncertain tax positions.
8. Pension and Other Postemployment Benefits

Defined Benefit Pension Plans

The components of net periodic benefit cost for the three months ended March 31, 2015 and 2014 were (in millions):

	2015	2014
Service cost	$1.2	$1.7
Interest cost	1.7	1.7
Expected return on plan assets	(0.7)	(0.7)
Amortization of prior service cost	1.1	1.1
Amortization of actuarial (gains) losses	1.4	0.5
	$4.7	$4.3

We contributed $0.4 million and $0.2 million to our defined benefit pension plans in the three months ended March 31, 2015 and 2014, respectively.

Postemployment Arrangements

The components of net periodic benefit cost for the three months ended March 31, 2015 and 2014 were (in millions):

	2015	2014
Service cost	$1.2	$1.0
Interest cost	1.1	1.1
Amortization of prior service cost	0.8	0.5
Amortization of actuarial (gains) losses	0.4	0.2
	$3.5	$2.8
9. Operating Expenses

Operating expenses for the three months ended March 31, 2015 and 2014 were comprised of (in millions):

	2015	2014
Salary and service costs	$2,620.8	$2,622.8
Office and general expenses	470.7	496.7
	$3,091.5	$3,119.5

For the three months ended March 31, 2014, we incurred $7.0 million of expenses in connection with the proposed merger with Publicis Groupe S.A.(“Publicis”), which were primarily comprised of professional fees. On May 8, 2014, the proposed merger with Publicis was terminated.
10. Supplemental Cash Flow Data

The change in operating capital for the three months ended March 31, 2015 and 2014 was (in millions):

	2015	2014
(Increase) decrease in accounts receivable	$467.3	$627.4
(Increase) decrease in work in process and other current assets	(332.1)	(188.5)
Increase (decrease) in accounts payable	(697.8)	(993.1)
Increase (decrease) in customer advances and other current liabilities	26.1	(51.4)
Change in other assets and liabilities, net	(23.0)	(136.7)
	$(559.5)	$(742.3)

Income taxes paid	$144.3	$165.9
Interest paid	$35.2	$41.6
11. Commitments and Contingent Liabilities

In the ordinary course of business, we are involved in various other legal proceedings. We do not presently expect that these other proceedings will have a material adverse effect on our results of operations or financial position.

12. Changes in Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014 were (in millions):

2015	Unrealized Gain (Loss) on Cash Flow Hedge	Unrealized Gain (Loss) on Available-for-Sale Securities	Defined Benefit Pension and Postemployment Plans	Foreign Currency Translation	Total
January 1	$—	$(1.2)	$(92.1)	$(524.9)	$(618.2)
Other comprehensive income (loss) before reclassifications	(2.5)	0.2	—	(318.4)	(320.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	2.2	—	2.2
Other comprehensive income (loss)	(2.5)	0.2	2.2	(318.4)	(318.5)
March 31	$(2.5)	$(1.0)	$(89.9)	$(843.3)	$(936.7)

2014
January 1	$—	$(1.6)	$(68.8)	$(121.2)	$(191.6)
Other comprehensive income (loss) before reclassifications	—	0.1	—	20.4	20.5
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1.4	—	1.4
Other comprehensive income (loss)	—	0.1	1.4	20.4	21.9
March 31	$—	$(1.5)	$(67.4)	$(100.8)	$(169.7)

On March 26, 2015, we entered into a $1 billion receive floating (3 Month LIBOR) pay fixed (2.3209%) forward-starting 10-year interest rate swap in connection with the upcoming maturity of our $1 billion 5.9% Senior Notes on April 15, 2016. The swap mitigates the risk of changes in the semi-annual interest payments during the period March 26, 2015 to May 2, 2016, the contractual termination date of the swap, and effectively locks in the fixed interest rate, excluding the effect of our credit spread, on any refinancing. Accordingly, the swap is designated as a cash flow hedge of the semi-annual interest rate payments attributable to changes in the benchmark interest rate. We expect that the swap will have almost no ineffectiveness and is carried on the balance sheet at fair value and any net gain or loss on the swap is recorded in accumulated other comprehensive income. Upon termination of the swap, any gain or loss will be amortized to interest expense or will be recorded in our results of operations if the refinancing is not completed. At March 31, 2015, we recorded a liability of $4.2 million, which is included in long-term liabilities and the related loss of $2.5 million, net of income taxes, in other comprehensive income.

Reclassifications from accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014 were (in millions):

	2015	2014
Amortization of defined benefit pension and postemployment plans:
Prior service cost	$1.9	$1.6
Actuarial (gains) losses	1.8	0.7
Net periodic benefit cost (see Note 8)	3.7	2.3
Income taxes	1.5	0.9
Periodic benefit cost, net of income tax	$2.2	$1.4

13. Fair Value

Financial assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 were (in millions):

2015	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$1,526.7			$1,526.7
Short-term investments	5.7			5.7
Available-for-sale securities	5.0			5.0
Interest rate and foreign currency derivative instruments		$76.5		76.5

Liabilities:
Interest rate and foreign currency derivative instruments		$4.9		$4.9
Contingent purchase price obligations			$332.5	332.5

2014
Assets:
Cash and cash equivalents	$2,388.1			$2,388.1
Short-term investments	2.2			2.2
Available-for-sale securities	4.9			4.9
Interest rate and foreign currency derivative instruments		$43.1		43.1

Liabilities:
Foreign currency derivative instruments		$0.4		$0.4
Contingent purchase price obligations			$300.7	300.7

The changes in Level 3 contingent purchase price obligations for the three months ended March 31, 2015 and 2014 were (in millions):

	2015	2014
January 1	$300.7	$220.2
Acquisitions	46.3	43.2
Revaluation and interest	2.2	(0.8)
Payments	(1.8)	(7.8)
Foreign currency translation	(14.9)	2.0
March 31	$332.5	$256.8

The carrying amount and fair value of our financial instruments at March 31, 2015 and December 31, 2014 were (in millions):

	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$1,526.7	$1,526.7	$2,388.1	$2,388.1
Short-term investments	5.7	5.7	2.2	2.2
Available-for-sale securities	5.0	5.0	4.9	4.9
Interest rate and foreign currency derivative instruments	76.5	76.5	43.1	43.1
Cost method investments	20.8	20.8	21.8	21.8

Liabilities:
Short-term borrowings	$9.6	$9.6	$7.2	$7.2
Interest rate and foreign currency derivative instruments	4.9	4.9	0.4	0.4
Contingent purchase price obligations	332.5	332.5	300.7	300.7
Debt	4,594.1	4,820.9	4,563.0	4,754.9

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
14. Subsequent Events

We have evaluated events subsequent to the balance sheet date and determined there have not been any events that have occurred that would require adjustment to or disclosure in the condensed consolidated financial statements.

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
As a leading global advertising, marketing and corporate communications company, we operate in all major markets around the world and have a large and diverse client base. In the first quarter of 2015, our largest client accounted for 2.7% of our revenue and no other client accounted for more than 2.4% of our revenue. Our top 100 clients accounted for approximately 52% of our revenue for the three months ended March 31, 2015. Our business is spread across a number of industry sectors with no one industry comprising more than 13.0% of our revenue for the three months ended March 31, 2015. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
As described in more detail below, in the first quarter of 2015, revenue decreased $33.0 million, or 0.9%, compared to the first quarter of 2014. Beginning in the fourth quarter of 2014 and continuing into the first quarter of 2015, substantially all foreign currencies weakened against the U.S. Dollar. Changes in foreign exchange rates reduced revenue $226.0 million, or 6.4%, acquisitions net of dispositions increased revenue $14.3 million, or 0.4%, and organic growth increased revenue $178.7 million, or 5.1%.
Global economic conditions have a direct impact on our business and financial performance. In particular, a contraction in global economic conditions poses a risk that our clients may reduce future spending on advertising, marketing and corporate communications services which could reduce the demand for our services. In the first three months of 2015, the United States experienced modest economic growth and the major economies of Asia and Latin America continued to expand. Economic conditions in the Euro Zone were unsettled and the fiscal issues facing many countries in the European Union continue to cause economic uncertainty in many of our Euro Zone markets. We will continue to monitor economic conditions closely, client revenue levels and other factors and, in response to reductions in our client revenue, if necessary, we will take actions available to us to align our cost structure and manage working capital. There can be no assurance whether, or to what extent, our efforts to mitigate any impact of future adverse economic conditions, reductions in our client revenue, changes in client creditworthiness and other developments will be effective.

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
In the near term, barring unforeseen events and excluding the impact of changes in foreign exchange rates, as a result of continued improvement in operating performance by many of our agencies and new business activities, we expect our 2015 revenue to increase modestly in excess of the weighted average nominal GDP growth in our major markets. We expect to continue to identify acquisition opportunities intended to build upon the core capabilities of our strategic business platforms, expand our operations in the emerging markets and enhance our capabilities to leverage new technologies that are being used by marketers today.

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
For the quarter ended March 31, 2015, our revenue decreased 0.9% compared to the quarter ended March 31, 2014. Changes in foreign exchange rates reduced revenue by 6.4%, acquisitions, net of dispositions increased revenue 0.4% and organic growth increased revenue 5.1%. Across our principal regional markets, the changes in revenue were: North America increased 3.9%, Europe decreased 10.4%, Asia Pacific decreased 0.7% and Latin America decreased 9.5%. In Europe, strong growth in the United Kingdom, or U.K., and Spain was offset by the weakening of all major European currencies against the U.S. Dollar. In Asia Pacific and Latin America, growth was also offset by the weakening of the currencies in those regions and revenue decreased 0.7% and 9.5%, respectively. The change in revenue in the first quarter of 2015 compared to the first quarter of 2014, including the negative impact of currency changes, in our four fundamental disciplines was: advertising increased 0.9%, CRM decreased 5.0%, public relations increased 1.7% and specialty communications increased 2.7%.

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
As a service business, we monitor salary and service costs and office and general costs in relation to revenue. Salary and service costs, which tend to fluctuate in conjunction with changes in revenue, decreased $2.0 million, or 0.1%, in the first quarter of 2015 compared to the first quarter of 2014. Office and general expenses, which are less directly linked to changes in revenue than salary and service costs, decreased $26.0 million, or 5.2%, in the first quarter of 2015 compared to the first quarter of 2014.
Operating margins were flat at 10.9% period-over-period and EBITA margin increased to 11.7% in the first quarter of 2015 from 11.6% in the first quarter of 2014. In the first quarter of 2014, we incurred $7.0 million of expenses in connection with the proposed merger with Publicis Groupe S.A., or Publicis, which were primarily comprised of professional fees. On May 8, 2014, the proposed merger with Publicis was terminated.
Net interest expense decreased $4.8 million to $34.2 million in the first quarter of 2015 from $39.0 million in the first quarter of 2014. In the first quarter of 2015, interest expense decreased $4.1 million to $43.6 million, primarily resulting from the benefit from the interest rate swaps on the 3.625% Senior Notes due 2022, or 2022 Notes, and the 4.45% Senior Notes due 2020, or 2020 Notes, which offset the interest expense on the 3.65% Senior Notes due 2024, or 2024 Notes, issued in October 2014. Interest income increased $0.7 million to $9.4 million in the first quarter of 2015 resulting from our cash management efforts and interest earned on cash balances in our international treasury centers.

Our effective tax rate decreased to 32.8% for the three months ended March 31, 2015 from 33.8% for the three months ended March 31, 2014. The decrease is primarily due to a legal entity restructuring of our European operations.  As a result of the reorganization, a certain portion of the not indefinitely reinvested foreign earnings in the affected countries are subject to lower effective tax rates.

Net income - Omnicom Group Inc. in the first quarter of 2015 increased $3.6 million, or 1.8%, to $209.1 million from $205.5 million in the first quarter of 2014. The period-over-period increase is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 7.8% to $0.83 in the first quarter of 2015, compared to $0.77 in the first quarter of 2014 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for stock option exercises and shares issued under our employee stock purchase plan.

RESULTS OF OPERATIONS - First Quarter 2015 Compared to First Quarter 2014 (in millions):

	2015	2014
Revenue	$3,469.2	$3,502.2
Operating Expenses:
Salary and service costs	2,620.8	2,622.8
Office and general expenses	470.7	496.7
Total Operating Expenses	3,091.5	3,119.5
Add back: Amortization of intangible assets	27.3	24.4
	3,064.2	3,095.1
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	405.0	407.1
EBITA Margin - %	11.7%	11.6%
Deduct: Amortization of intangible assets	27.3	24.4
Operating Income	377.7	382.7
Operating Margin - %	10.9%	10.9%
Interest Expense	43.6	47.7
Interest Income	9.4	8.7
Income Before Income Taxes and Income From Equity Method Investments	343.5	343.7
Income Tax Expense	112.7	116.3
Income (Loss) From Equity Method Investments	(1.0)	0.6
Net Income	229.8	228.0
Net Income Attributed To Noncontrolling Interests	20.7	22.5
Net Income - Omnicom Group Inc.	$209.1	$205.5

In the first quarter of 2014, we incurred $7.0 million of expenses in connection with the proposed merger with Publicis, which were primarily comprised of professional fees. On May 8, 2014, the proposed merger with Publicis was terminated.

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
Revenue

In the first quarter of 2015, revenue decreased $33.0 million, or 0.9%, to $3,469.2 million from $3,502.2 million in the first quarter of 2014. Changes in foreign exchange rates reduced revenue $226.0 million, acquisitions net of dispositions increased revenue $14.3 million and organic growth increased revenue $178.7 million.

The components of revenue change for the first quarter of 2015 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%

March 31, 2014	$3,502.2		$1,871.8		$1,630.4
Components of revenue change:
Foreign exchange impact	(226.0)	(6.4)%	—	—%	(226.0)	(13.8)%
Acquisitions, net of dispositions	14.3	0.4%	(4.4)	(0.2)%	18.7	1.1%
Organic growth	178.7	5.1%	90.8	4.8%	87.9	5.4%
March 31, 2015	$3,469.2	(0.9)%	$1,958.2	4.6%	$1,511.0	(7.3)%

The components and percentages are calculated as follows:

•
The foreign exchange impact is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $3,695.2 million for the Total column). The foreign exchange impact equals the difference between the current period revenue in U.S. Dollars and the current period revenue in constant currency ($3,469.2 million less $3,695.2 million for the Total column).

•
The acquisition component is calculated by aggregating the applicable prior period revenue of the acquired businesses, less revenue of any business included in the prior period revenue that was disposed of subsequent to the prior period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($3,502.2 million for the Total column).

For the first quarter of 2015, changes in foreign exchange rates reduced revenue by 6.4%, or $226.0 million, compared to the first quarter of 2014. The most significant impacts resulted from the weakening of most currencies, including the Euro, Australian Dollar, Brazilian Real, British Pound, Canadian Dollar and Russian Ruble, against the U.S. Dollar.

Our results of operations are subject to risk from the translation to U.S. Dollars of the revenue and expenses of our foreign operations, which are generally denominated in their local currency. However, for the most part, revenue and expenses of our foreign operations are denominated in the same currency, which minimizes the economic impact of changes in foreign exchange rates on our results of operations. Assuming exchange rates at April 10, 2015 remain unchanged, we expect the impact of changes in foreign exchange rates to reduce revenue by approximately 6.5% for the year and 7.5% in the second quarter of 2015.

Revenue for the first quarter of 2015 and the percentage change in revenue and organic growth from the first quarter of 2014 in our principal regional markets were (in millions):

	$	% Change	% Organic Growth
Americas:
North America	$2,067.2	3.9%	4.8%
Latin America	83.8	(9.5)%	3.4%
EMEA:
Europe	901.3	(10.4)%	4.9%
Middle East and Africa	60.1	7.9%	10.6%

Asia Pacific	356.8	(0.7)%	6.7%
	$3,469.2	(0.9)%	5.1%

Europe comprises the U.K., and the Euro currency countries, and other European countries that have not adopted the European Union Monetary standard. In the first quarter of 2015, the percentage of revenue attributed to the U.K. and the Euro currency and other European countries was 10.0% and 16.0%, respectively. In the first quarter of 2015, total revenue growth for the U.K. was 2.4% and total revenue decreased 16.9% in the Euro currency and other European countries.

In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change through the first three months of 2015 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 2.7% and 2.8% of our revenue for the first quarter of 2015 and 2014, respectively. No other client represented more than 2.4% of revenue for 2015 and 2014. Our ten largest and 100 largest clients represented 18.0% and 52.1% of our revenue for the first quarter of 2015, respectively and 18.4% and 51.2% of our revenue for the first quarter of 2014, respectively.

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

Revenue for the first quarter of 2015 and 2014 and the percentage change in revenue and organic growth from the first quarter of 2014 by discipline were (in millions):

	Three Months Ended March 31,
	2015		2014		2015 vs. 2014
	$	% of Revenue	$	% of Revenue	$	% Change	% Organic Growth
Advertising	$1,709.2	49.3%	$1,693.5	48.4%	$15.7	0.9%	7.7%
CRM	1,169.5	33.7%	1,230.7	35.1%	(61.2)	(5.0)%	2.6%
Public relations	330.9	9.5%	325.3	9.3%	5.6	1.7%	3.1%
Specialty communications	259.6	7.5%	252.7	7.2%	6.9	2.7%	2.6%
	$3,469.2		$3,502.2		$(33.0)	(0.9)%	5.1%

We operate in a number of industry sectors. The percentage of our revenue by industry sector for the first quarter of 2015 and 2014 was:

	2015	2014
Food and Beverage	13%	14%
Consumer products	10%	10%
Pharmaceuticals and Health Care	11%	10%
Financial Services	7%	7%
Technology	9%	9%
Auto	8%	8%
Travel and Entertainment	6%	5%
Telecommunications	5%	6%
Retail	6%	6%
Other	25%	25%

Looking ahead to the remainder of the year, barring unforeseen events and excluding the impact of changes in foreign exchange rates, as a result of continued strong operating performance by many of our agencies and new business activities, we expect our revenue to increase modestly in excess of the weighted average nominal GDP growth in our major markets.

Operating Expenses

Operating expenses for the first quarter of 2015 compared to the first quarter of 2014 were (in millions):

	Three Months Ended March 31,
	2015			2014			2015 vs. 2014
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change

Revenue	$3,469.2			$3,502.2			$(33.0)	(0.9)%
Operating Expenses:
Salary and service costs	2,620.8	75.5%	84.8%	2,622.8	74.9%	84.1%	(2.0)	(0.1)%
Office and general expenses	470.7	13.6%	15.2%	496.7	14.2%	15.9%	(26.0)	(5.2)%
Operating Expenses	3,091.5	89.1%		3,119.5	89.1%		(28.0)	(0.9)%
Operating Income	$377.7	10.9%		$382.7	10.9%		$(5.0)	(1.3)%

Salary and service costs tend to fluctuate in conjunction with changes in revenue. Salary and service costs decreased $2.0 million in the first quarter of 2015, compared to the first quarter of 2014. However salary and service costs increased sightly as a percentage of revenue primarily reflecting increases related to changes in the mix of our business during the period.

Office and general expenses are less directly linked to changes in our revenue than salary and service costs. Office and general expenses decreased $26.0 million in the first quarter of 2015, compared to the first quarter of 2014.

Operating margins were flat at 10.9% period-over-period and EBITA margin increased to 11.7% in the first quarter of 2015 from 11.6% in the first quarter of 2014. In the first quarter of 2014, we incurred $7.0 million of expenses in connection with the proposed merger with Publicis, which were primarily comprised of professional fees. On May 8, 2014, the proposed merger with Publicis was terminated.
Net Interest Expense

Net interest expense decreased $4.8 million to $34.2 million in the first quarter of 2015 from $39.0 million in the first quarter of 2014. In the first quarter of 2015, interest expense decreased $4.1 million to $43.6 million, primarily resulting from the benefit from the interest rate swaps on the 2022 Notes and the 2020 Notes, which offset the interest expense on the 2024 Notes, issued in October 2014. Interest income increased $0.7 million to $9.4 million in the first quarter of 2015 resulting from our cash management efforts and interest earned on cash balances in our international treasury centers.
Income Taxes

Our effective tax rate decreased to 32.8% for the three months ended March 31, 2015 from 33.8% for the three months ended March 31, 2014. The decrease is primarily due to a legal entity restructuring of our European operations.  As a result of the reorganization, a certain portion of the not indefinitely reinvested foreign earnings in the affected countries are subject to lower effective tax rates.
Net Income Per Common Share - Omnicom Group Inc.

Net income - Omnicom Group Inc. in the first quarter of 2015 increased $3.6 million, or 1.8%, to $209.1 million from $205.5 million in the first quarter of 2014. The period-over-period increase is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 7.8% to $0.83 in the first quarter of 2015, compared to $0.77 in the first quarter of 2014, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for stock option exercises and shares issued under our employee stock purchase plan.

CRITICAL ACCOUNTING POLICIES

For a more complete understanding of our accounting policies, the condensed consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, readers are encouraged to consider this information together with our discussion of our critical accounting policies under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 10-K.
NEW ACCOUNTING STANDARDS

See Note 2 to the unaudited condensed consolidated financial statements for additional information.
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

During the first three months of 2015, we used $238.0 million of cash in operations, which included the use of operating capital of $559.5 million. Our discretionary spending during the first three months of 2015 was: capital expenditures of $38.2 million; dividends paid to common shareholders of $126.2 million; dividends paid to shareholders of noncontrolling interests of $25.0 million; repurchases of our common stock, net of proceeds from stock option exercises and related tax benefits and common stock sold to our employee stock purchase plan, of $256.1 million; and, acquisition payments, including payment of contingent purchase price obligations and acquisition of additional shares of noncontrolling interests, net of cash acquired, of $27.7 million. In the first three months of 2015, the impact of the translation of foreign cash balances to U.S. Dollars reduced cash and cash equivalents by $140.0 million.

Cash Management

We manage our cash and liquidity centrally through our regional treasury centers in North America, Europe and Asia. The treasury centers are managed by our wholly owned finance subsidiaries. Each day, operations with excess funds invest these funds with their regional treasury center. Likewise, operations that require funds borrow from their regional treasury center. The treasury centers aggregate the net position which is either invested with or borrowed from third parties. To the extent that our treasury centers require liquidity, they have the ability to access local currency uncommitted credit lines, the Credit Agreement or issue up to a total of $2 billion of U.S. Dollar-denominated commercial paper. This process enables us to manage our debt balances more efficiently and utilize our cash more effectively, as well as manage our risk to foreign exchange rate changes. In countries where we either do not conduct treasury operations or it is not feasible for one of our treasury centers to fund net borrowing requirements on an intercompany basis, we arrange for local currency uncommitted credit lines.

Cash and cash equivalents decreased $861.4 million from December 31, 2014. Short-term investments increased $3.5 million from December 31, 2014. Short-term investments principally consist of time deposits with financial institutions that we expect to convert into cash within our current operating cycle, generally one year.

Our net debt position, which we define as total debt outstanding less cash and cash equivalents and short-term investments, increased $891.4 million at March 31, 2015, as compared to December 31, 2014. The increase is primarily due to the use of operating capital of $559.5 million and net repurchases of our common stock of $256.1 million. In addition, the impact of changes in foreign currencies on the translation of foreign cash balances to U.S. Dollars reduced cash and cash equivalents by $140.0 million. The negative impact of changes in foreign currencies on the translation of our foreign cash balances to U.S. Dollars for the twelve months ended March 31, 2015 was $415 million, however our treasury operations have been able to minimize the realized reduction on our foreign cash balances. Net debt is a Non-GAAP financial measure. This presentation, together with the comparable U.S. GAAP measures, reflects one of the key metrics used by us to assess our cash management performance. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with US GAAP. Non-GAAP financial measures as reported by us may not be comparable to similarly titled amounts reported by other companies.

At March 31, 2015, our total cash and cash equivalents were $1.5 billion, of which our foreign subsidiaries held approximately $1.4 billion. The majority of this cash is available to us, net of any taxes payable upon repatriation to the United States. Changes in international tax rules or changes in U.S. tax rules and regulations covering international operations and foreign tax credits may affect our future reported financial results or the way we conduct our business.

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

Debt Instruments and Related Covenants

We have committed and uncommitted credit lines. Our Credit Agreement expires on July 31, 2019. We have the ability to classify borrowings under the Credit Agreement as long-term. In addition, we can issue up to $2.0 billion of commercial paper.

We typically fund our day-to-day liquidity by issuing commercial paper, Also, we may borrow under our uncommitted credit lines or Credit Agreement. At March 31, 2015, there were no outstanding commercial paper issuances or borrowings under the Credit Agreement.

Commercial paper activity for the quarters ended March 31, 2015 and 2014 was (dollars in millions):

	2015	2014
Average amount outstanding during the quarter	$558.7	$390.9
Maximum amount outstanding during the quarter	$983.5	$770.0
Total issuances during the quarter	$5,942.0	$3,728.6
Average days outstanding	8.5	9.4
Weighted average interest rate	0.44%	0.27%

At March 31, 2015, short-term borrowings of $9.6 million are comprised of bank overdrafts and credit lines of our international subsidiaries. These bank overdrafts and credit lines are treated as unsecured loans pursuant to the agreements supporting the facilities.

The Credit Agreement contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (under the Credit Agreement, EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At March 31, 2015 we were in compliance with these covenants as our Leverage Ratio was 2.0 times and our Interest Coverage Ratio was 12.9 times. The Credit Agreement does not limit our ability to declare or pay dividends or repurchase our common stock.

On March 26, 2015, we entered into a $1 billion receive floating (3 Month LIBOR) pay fixed (2.3209%) forward-starting 10-year interest rate swap in connection with the upcoming maturity of our $1 billion 5.9% Senior Notes on April 15, 2016. The swap mitigates the risk of changes in the semi-annual interest payments during the period March 26, 2015 to May 2, 2016, the contractual termination date of the swap, and effectively locks in the fixed interest rate, excluding the effect of our credit spread, on any refinancing. Accordingly, the swap is designated as a cash flow hedge of the semi-annual interest rate payments attributable to changes in the benchmark interest rate. We expect that the swap will have almost no ineffectiveness and is carried on the balance sheet at fair value and any net gain or loss on the swap is recorded in accumulated other comprehensive income. Upon termination of the swap, any gain or loss will be amortized to interest expense or will be recorded in our results of operations if the refinancing is not completed.

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
CREDIT RISK

We provide advertising, marketing and corporate communications services to several thousand clients who operate in nearly every industry sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 2.7% of our revenue for the first three months of 2015 and no other client accounted for more than 2.4% of our revenue. However, during periods of economic downturn, the credit profiles of our clients could change.

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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a global business, we operate in multiple foreign currencies and issue debt in the capital markets. Our regional treasury centers use derivative financial instruments, such as forward foreign exchange contracts, as an economic hedge to manage the cash flow volatility arising from foreign exchange rate fluctuations. We use derivative financial instruments, such as fixed-to-floating interest rate swaps, to manage the cost of debt more efficiently.

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
Our 2014 10-K provides a detailed discussion of the market risks affecting our operations. No material change has occurred in our market risks since the disclosure contained in our 2014 10-K. See our discussion regarding current economic conditions in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Executive Summary and Liquidity and Capital Resources sections.
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2015, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of March 31, 2015. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in our 2014 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2014, dated February 10, 2015.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these other proceedings will have a material adverse effect on our results of operations or financial position.
Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A in our 2014 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock purchase activity during the three months ended March 31, 2015 was:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 2015	964,493	$76.41	—	—
February 2015	1,884,990	$77.10	—	—
March 2015	650,271	$79.21	—	—
	3,499,754	$77.30	—	—

During the three months ended March 31, 2015, we purchased 3,120,866 shares of our common stock in the open market for general corporate purposes and withheld 378,888 shares from employees to satisfy estimated statutory income tax obligations related to stock option exercises and vesting of restricted stock. The value of the common stock withheld was based on the closing price of our common stock on the applicable exercise or vesting date.

There were no unregistered sales of our equity securities during the three months ended March 31, 2015.
Item 6. Exhibits

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32
Certification of the Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNICOM GROUP INC.
Date:	April 21, 2015	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)