Form 10-Q
period 2015-06-30
OMNICOM GROUP INC.
filed 2015-07-21
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
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
________________________
As of July 15, 2015, there were 242,947,655 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,356.0	$2,388.1
Short-term investments, at cost	6.1	2.2
Accounts receivable, net of allowance for doubtful accounts of $21.2 and $24.9	6,501.6	6,524.7
Work in process	1,511.3	1,166.6
Other current assets	1,125.4	1,108.9
Total Current Assets	10,500.4	11,190.5
Property and Equipment at cost, less accumulated depreciation of $1,244.7 and $1,221.2	706.6	708.0
Equity Method Investments	136.2	148.2
Goodwill	8,766.0	8,822.2
Intangible Assets, net of accumulated amortization of $648.1 and $611.4	358.8	389.4
Other Assets	307.5	301.4
TOTAL ASSETS	$20,775.5	$21,559.7
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$8,622.3	$8,797.5
Customer advances	1,219.3	1,180.9
Current portion of debt	1,005.1	0.4
Short-term borrowings	14.1	7.2
Taxes payable	176.9	301.1
Other current liabilities	1,511.1	1,774.0
Total Current Liabilities	12,548.8	12,061.1
Long-Term Notes Payable	3,547.9	4,562.6
Long-Term Liabilities	763.1	774.3
Long-Term Deferred Tax Liabilities	651.7	654.7
Commitments and Contingent Liabilities (See Note 11)
Temporary Equity - Redeemable Noncontrolling Interests	180.0	185.7
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	59.6	59.6
Additional paid-in capital	865.9	818.6
Retained earnings	9,852.2	9,576.9
Accumulated other comprehensive income (loss)	(759.2)	(618.2)
Treasury stock, at cost	(7,371.7)	(6,986.9)
Total Shareholders’ Equity	2,646.8	2,850.0
Noncontrolling interests	437.2	471.3
Total Equity	3,084.0	3,321.3
TOTAL LIABILITIES AND EQUITY	$20,775.5	$21,559.7

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$3,805.3	$3,870.9	$7,274.5	$7,373.0
Operating Expenses	3,266.7	3,322.5	6,358.2	6,441.9
Operating Income	538.6	548.4	916.3	931.1
Interest Expense	44.7	45.5	88.4	93.1
Interest Income	10.1	11.8	19.6	20.4
Income Before Income Taxes and Income From Equity Method Investments	504.0	514.7	847.5	858.4
Income Tax Expense	165.3	160.3	278.0	276.5
Income From Equity Method Investments	4.0	4.0	3.0	4.6
Net Income	342.7	358.4	572.5	586.5
Net Income Attributed To Noncontrolling Interests	28.8	33.2	49.5	55.8
Net Income - Omnicom Group Inc.	$313.9	$325.2	$523.0	$530.7

Net Income Per Share - Omnicom Group Inc.:
Basic	$1.27	$1.24	$2.10	$2.02
Diluted	$1.26	$1.23	$2.09	$2.00

Dividends Declared Per Common Share	$0.50	$0.50	$1.00	$0.90

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income	$342.7	$358.4	$572.5	$586.5
Unrealized gain on cash flow hedge, net of income taxes of $16.4 for the three months and $14.6 for the six months ended June 30, 2015	23.0	—	20.5	—
Unrealized gain on available-for-sale securities, net of income taxes of $0.1 for the three months ended June 30, 2014 and $0.1 for the six months ended June 30, 2015 and 2014	—	0.1	0.2	0.2
Foreign currency translation adjustment, net of income taxes of $81.5 and $37.7 for the three months and ($94.3) and $53.3 for the six months ended June 30, 2015 and 2014, respectively	158.2	73.3	(183.1)	103.5
Defined benefit pension and postemployment plans adjustment, net of income taxes of $1.5 and $0.9 for the three months and $3.0 and $1.8 for the six months ended June 30, 2015 and 2014, respectively	2.2	1.4	4.4	2.8
Other Comprehensive Income (Loss)	183.4	74.8	(158.0)	106.5
Comprehensive Income	526.1	433.2	414.5	693.0
Comprehensive Income Attributed to Noncontrolling Interests	34.7	34.7	32.5	67.0
Comprehensive Income - Omnicom Group Inc.	$491.4	$398.5	$382.0	$626.0

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$572.5	$586.5
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	92.5	93.1
Amortization of intangible assets	54.5	50.2
Share-based compensation	49.3	43.9
Excess tax benefit from share-based compensation	(14.3)	(15.0)
Other, net	2.3	0.7
Change in operating capital	(808.8)	(946.9)
Net Cash Used in Operating Activities	(52.0)	(187.5)
Cash Flows from Investing Activities:
Capital expenditures	(106.7)	(91.5)
Acquisition of businesses and interests in affiliates, net of cash acquired	(25.0)	(50.2)
Other, net	9.3	9.5
Net Cash Used in Investing Activities	(122.4)	(132.2)
Cash Flows from Financing Activities:
Proceeds from short-term debt	1.1	18.3
Dividends paid to common shareholders	(250.5)	(211.8)
Repurchases of common stock	(406.6)	(577.8)
Proceeds from stock plans	6.0	9.0
Acquisition of additional noncontrolling interests	(6.9)	(21.0)
Dividends paid to noncontrolling interest shareholders	(61.1)	(66.5)
Payment of contingent purchase price obligations	(42.3)	(43.7)
Excess tax benefit on share-based compensation	14.3	15.0
Other, net	(19.9)	(13.9)
Net Cash Used in Financing Activities	(765.9)	(892.4)
Effect of foreign exchange rate changes on cash and cash equivalents	(91.8)	36.3

Net Decrease in Cash and Cash Equivalents	(1,032.1)	(1,175.8)
Cash and Cash Equivalents at the Beginning of Period	2,388.1	2,710.5
Cash and Cash Equivalents at the End of Period	$1,356.0	$1,534.7

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
2. New Accounting Standards

In May 2014, the FASB issued FASB ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which replaces all existing revenue recognition guidance under U.S. GAAP. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016 and early application is not permitted. ASU 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented; or, recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. On July 9, 2015, the FASB board approved a one year deferral of the effective date to December 15, 2017 and early application is permitted, but not before the original effective date of December 15, 2016. Presently, we are not yet in a position to assess the application date, the transition method we will choose, or the impact of the application on our results of operations or financial position.

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

In April 2015, the FASB issued FASB ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of debt. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015 and early application is permitted and requires retrospective application to each prior period presented. ASU 2015-03 only affects the presentation of debt issuance costs in the balance sheet and has no impact on results of operations. We will apply ASU 2015-03 on January 1, 2016 and we do not expect that the application of the new standard will have any impact on our results of operations or financial position.

3. Net Income per Common Share

The computation of basic and diluted net income per common share for the three and six months ended June 30, 2015 and 2014 is (in millions, except per share amounts):

	Three Months		Six Months
	2015	2014	2015	2014
Net Income Available for Common Shares:
Net income - Omnicom Group Inc.	$313.9	$325.2	$523.0	$530.7
Net income allocated to participating securities	(3.9)	(6.3)	(6.7)	(10.4)
	$310.0	$318.9	$516.3	$520.3
Weighted Average Shares:
Basic	244.5	256.2	245.5	257.7
Dilutive stock options and restricted shares	1.2	2.0	1.1	2.1
Diluted	245.7	258.2	246.6	259.8

Anti-dilutive stock options and restricted shares	0.1	0.1	0.1	0.1

Net Income per Common Share - Omnicom Group Inc.:
Basic	$1.27	$1.24	$2.10	$2.02
Diluted	$1.26	$1.23	$2.09	$2.00
4. Goodwill and Intangible Assets

Goodwill and intangible assets at June 30, 2015 and December 31, 2014 were (in millions):

	2015			2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Goodwill	$9,309.7	$(543.7)	$8,766.0	$9,377.6	$(555.4)	$8,822.2
Intangible assets:
Purchased and internally developed software	$306.1	$(232.4)	$73.7	$298.7	$(221.4)	$77.3
Customer related and other	700.8	(415.7)	285.1	702.1	(390.0)	312.1
	$1,006.9	$(648.1)	$358.8	$1,000.8	$(611.4)	$389.4

We evaluate goodwill for impairment at least annually at the end of the second quarter of the year and whenever events or circumstances indicate the carrying value may not be recoverable. At June 30, 2015, we performed Step 1 of the annual impairment test and compared the fair value of each of our reporting units to its respective carrying value, including goodwill. Based on the results of our impairment test, we concluded that our goodwill was not impaired at June 30, 2015 because the fair value of each of our reporting units was substantially in excess of its respective net book value.

Changes in goodwill for the six months ended June 30, 2015 and 2014 were (in millions):

	2015	2014
January 1	$8,822.2	$8,916.0
Acquisitions	68.2	116.6
Dispositions	(2.8)	(1.5)
Foreign currency translation	(121.6)	61.3
June 30	$8,766.0	$9,092.4

There were no goodwill impairment losses recorded in the first six months of 2015 or 2014 and there are no accumulated goodwill impairment losses. Goodwill for acquisitions completed in 2015 and 2014 includes $3.3 million and $26.8 million, respectively, of goodwill attributed to noncontrolling interests in the acquired businesses.

5. Debt

Credit Lines

We have a $2.5 billion credit line (“Credit Agreement”) expiring on July 31, 2019. Under the terms of the Credit Agreement, effective July 31, 2015, the expiration date of the Credit Agreement will be extended to July 31, 2020. We have the ability to classify borrowings under the Credit Agreement as long-term. Additionally, we can issue up to $2.0 billion of commercial paper. At June 30, 2015 and December 31, 2014 there were no outstanding commercial paper issuances or borrowings under the Credit Agreement. We also have uncommitted credit lines aggregating $915.6 million and $937.8 million at June 30, 2015 and December 31, 2014, respectively.

Available and unused credit lines at June 30, 2015 and December 31, 2014 were (in millions):

	2015	2014
Credit Agreement	$2,500.0	$2,500.0
Uncommitted credit lines	915.6	937.8
Available and unused credit lines	$3,415.6	$3,437.8

The Credit Agreement contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (under the Credit Agreement, EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At June 30, 2015, we were in compliance with these covenants, as our Leverage Ratio was 2.1 times and our Interest Coverage Ratio was 12.9 times. The Credit Agreement does not limit our ability to declare or pay dividends or repurchase our common stock.

Short-Term Borrowings

Short-term borrowings of $14.1 million and $7.2 million at June 30, 2015 and December 31, 2014, respectively, are comprised of bank overdrafts and credit lines of our international subsidiaries. The bank overdrafts and credit lines are treated as unsecured loans pursuant to the agreements supporting the facilities. Due to the short-term nature of these instruments, carrying value approximates fair value.

Long-Term Notes Payable

Long-term notes payable at June 30, 2015 and December 31, 2014 were (in millions):

	2015	2014
5.9% Senior Notes due 2016	$1,000.0	$1,000.0
6.25% Senior Notes due 2019	500.0	500.0
4.45% Senior Notes due 2020	1,000.0	1,000.0
3.625% Senior Notes due 2022	1,250.0	1,250.0
3.65% Senior Notes due 2024	750.0	750.0
Other notes and loans	0.4	0.5
	4,500.4	4,500.5
Unamortized premium (discount) on Senior Notes, net	10.7	11.1
Adjustment to carrying value for interest rate swaps	41.9	51.4
	4,553.0	4,563.0
Current portion of debt	(1,005.1)	(0.4)
Long-term notes payable	$3,547.9	$4,562.6

On March 26, 2015, we entered into a $1 billion receive floating (three month LIBOR) pay fixed (2.3209%) forward-starting 10-year interest rate swap in connection with the maturity of our $1 billion 5.9% Senior Notes on April 15, 2016 (“2016 Notes”). The swap mitigates the risk of changes in the semi-annual interest payments during the period March 26, 2015 to May 2, 2016, the contractual termination date of the swap, and effectively locks in the fixed interest rate, excluding the effect of our credit spread, on any refinancing of the 2016 Notes. Accordingly, the swap is designated as a cash flow hedge of the semi-annual interest rate payments attributable to changes in the benchmark interest rate. We expect that the swap will have almost no ineffectiveness and is carried on the balance sheet at fair value and any net gain or loss on the swap is recorded in accumulated other comprehensive income. Upon termination of the swap, any gain or loss will be amortized to interest expense over the life of the new debt or will be recorded in our results of operations if the refinancing is not completed. At June 30, 2015, we recorded an asset of $35.2 million, which is included in other current assets and the related gain of $20.5 million, net of income taxes, is recorded in other comprehensive income. Additionally, the 2016 Notes are classified as a current liability.

In 2014, we entered into receive fixed pay floating interest rate swaps on the $1.25 billion principal amount of our 3.625% Senior Notes due 2022 (“2022 Notes”) and on the $1 billion principal amount of our 4.45% Senior Notes due 2020 (“2020 Notes”). The interest rate swaps hedge the risk of changes in fair value of the 2022 Notes and the 2020 Notes attributable to changes in the benchmark LIBOR interest rate. Under the swap contracts, we receive fixed interest rate payments equal to the coupon interest rate on the 2022 Notes and the 2020 Notes and pay a variable interest rate on the total principal amount of the notes, equal to three month LIBOR in arrears, plus a spread of 1.05% on the 2022 Notes and a spread of 2.16% on the 2020 Notes. The swaps qualify and are designated as fair value hedges on the 2022 Notes and 2020 Notes, respectively and have the economic effect of converting the 2022 Notes and the 2020 Notes from fixed rate debt to floating rate debt. Gains and losses attributed to changes in the fair value of the interest rate swaps substantially offset changes in the fair value of the 2022 Notes and the 2020 Notes attributed to changes in the benchmark interest rate. The net interest settlement is recorded in interest expense. At June 30, 2015 and December 31, 2014, we recorded a receivable, which is included in other assets, of $36.8 million and $42.7 million, respectively, representing the fair value of the swaps that was substantially offset by the increase in the carrying value of the 2022 Notes and the 2020 Notes reflecting the change in fair value of the notes. Accordingly, any hedge ineffectiveness was not material to our results of operations.
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

Revenue and long-lived assets and goodwill by geographic area as of and for the periods ended June 30, 2015 and 2014 were (in millions):

	Americas	EMEA	Asia Pacific
2015
Revenue - Three months ended	$2,364.1	$1,046.7	$394.5
Revenue - Six months ended	4,515.0	2,008.2	751.3
Long-lived assets and goodwill	6,135.5	2,790.0	547.1
2014
Revenue - Three months ended	$2,295.2	$1,173.9	$401.8
Revenue - Six months ended	4,376.3	2,235.6	761.1
Long-lived assets and goodwill	6,124.1	3,091.7	613.8

The Americas comprises North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes Mexico. EMEA comprises the United Kingdom, the Euro currency countries, other European countries that have not adopted the European Union Monetary standard, the Middle East and Africa. Asia Pacific comprises Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for the three months ended June 30, 2015 and 2014 was $2,146.3 million and $2,061.3 million, respectively, and for the six months ended June 30, 2015 and 2014 was $4,104.5 million and $3,933.1 million, respectively.

7. Income Taxes
Our effective tax rate for the six months ended June 30, 2015 increased to 32.8% from 32.2% for the six months ended June 30, 2014. The effective tax rate for the six months ended June 30, 2014 reflects the recognition of an income tax benefit of approximately $11 million related to previously incurred expenses for the proposed merger with Publicis Groupe S.A. (“Publicis”). On May 8, 2014, the proposed merger was terminated. Prior to the termination of the merger, the majority of the merger costs, which were incurred in 2013, were capitalized for income tax purposes and the related tax benefits were not recorded. Because the merger was terminated, the merger costs were no longer required to be capitalized for income tax purposes. Excluding the income tax benefit of $11 million related to the proposed merger, the effective tax rate for the first six months of 2014 was 33.5%. The decrease in the effective tax rate for the six months ended June 30, 2015 from the effective tax rate for the six months ended June 30, 2014 excluding the income tax benefit related to the proposed merger, is primarily due to a legal entity restructuring of our European operations. As a result of the reorganization, a certain portion of the foreign earnings in the affected countries is subject to lower effective tax rates.
At June 30, 2015, our net unrecognized tax benefits were $62.0 million. Of this amount, approximately $51.1 million would affect our effective tax rate upon resolution of the uncertain tax positions.
8. Pension and Other Postemployment Benefits

Defined Benefit Pension Plans
The components of net periodic benefit cost for the six months ended June 30, 2015 and 2014 were (in millions):

	2015	2014
Service cost	$2.4	$3.6
Interest cost	3.4	3.5
Expected return on plan assets	(1.4)	(1.5)
Amortization of prior service cost	2.2	2.2
Amortization of actuarial (gains) losses	2.8	1.1
	$9.4	$8.9
We contributed $0.6 million and $0.5 million to our defined benefit pension plans in the six months ended June 30, 2015 and 2014, respectively.

Postemployment Arrangements
The components of net periodic benefit cost for the six months ended June 30, 2015 and 2014 were (in millions):

	2015	2014
Service cost	$2.4	$2.0
Interest cost	2.2	2.2
Amortization of prior service cost	1.6	1.1
Amortization of actuarial (gains) losses	0.8	0.4
	$7.0	$5.7
9. Operating Expenses
Operating expenses for the three and six months ended June 30, 2015 and 2014 were (in millions):

	Three Months		Six Months
	2015	2014	2015	2014
Salary and service costs	$2,789.7	$2,794.6	$5,410.5	$5,417.4
Office and general expenses	477.0	527.9	947.7	1,024.5
	$3,266.7	$3,322.5	$6,358.2	$6,441.9

10. Supplemental Cash Flow Data

The change in operating capital for the six months ended June 30, 2015 and 2014 was (in millions):

	2015	2014
(Increase) decrease in accounts receivable	$(127.2)	$175.0
(Increase) decrease in work in process and other current assets	(433.6)	(215.8)
Increase (decrease) in accounts payable	(1.5)	(400.5)
Increase (decrease) in customer advances and other current liabilities	(176.8)	(389.1)
Change in other assets and liabilities, net	(69.7)	(116.5)
	$(808.8)	$(946.9)

Income taxes paid	$330.3	$345.5
Interest paid	$92.8	$100.5
11. Commitments and Contingent Liabilities

In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.
12. Changes in Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2015 and 2014 were (in millions):

2015	Unrealized Gain (Loss) on Cash Flow Hedge	Unrealized Gain (Loss) on Available-for-Sale Securities	Defined Benefit Pension and Postemployment Plans	Foreign Currency Translation	Total
January 1	$—	$(1.2)	$(92.1)	$(524.9)	$(618.2)
Other comprehensive income (loss) before reclassifications	20.5	0.2	—	(166.1)	(145.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	4.4	—	4.4
Other comprehensive income (loss)	20.5	0.2	4.4	(166.1)	(141.0)
June 30	$20.5	$(1.0)	$(87.7)	$(691.0)	$(759.2)

2014
January 1	$—	$(1.6)	$(68.8)	$(121.2)	$(191.6)
Other comprehensive income (loss) before reclassifications	—	0.2	—	92.1	92.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	2.8	—	2.8
Other comprehensive income (loss)	—	0.2	2.8	92.1	95.1
June 30	$—	$(1.4)	$(66.0)	$(29.1)	$(96.5)
Reclassifications from accumulated other comprehensive income (loss) for the six months ended June 30, 2015 and 2014 were (in millions):

	2015	2014
Amortization of defined benefit pension and postemployment plans:
Prior service cost	$3.8	$3.3
Actuarial (gains) losses	3.6	1.5
Net periodic benefit cost (see Note 8)	7.4	4.8
Income taxes	3.0	2.0
Periodic benefit cost, net of income taxes	$4.4	$2.8

13. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014 were (in millions):

2015	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$1,356.0			$1,356.0
Short-term investments	6.1			6.1
Available-for-sale securities	5.1			5.1
Interest rate and foreign currency derivative instruments		$72.6		72.6

Liabilities:
Foreign currency derivative instruments		$0.3		$0.3
Contingent purchase price obligations			$306.0	306.0

2014
Assets:
Cash and cash equivalents	$2,388.1			$2,388.1
Short-term investments	2.2			2.2
Available-for-sale securities	4.9			4.9
Interest rate and foreign currency derivative instruments		$43.1		43.1

Liabilities:
Foreign currency derivative instruments		$0.4		$0.4
Contingent purchase price obligations			$300.7	300.7
The changes in Level 3 contingent purchase price obligations for the six months ended June 30, 2015 and 2014 were (in millions):

	2015	2014
January 1	$300.7	$220.2
Acquisitions	51.6	90.8
Revaluation and interest	3.8	0.1
Payments	(42.3)	(43.7)
Foreign currency translation	(7.8)	4.3
June 30	$306.0	$271.7
The carrying amount and fair value of our financial instruments at June 30, 2015 and December 31, 2014 were (in millions):

	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$1,356.0	$1,356.0	$2,388.1	$2,388.1
Short-term investments	6.1	6.1	2.2	2.2
Available-for-sale securities	5.1	5.1	4.9	4.9
Interest rate and foreign currency derivative instruments	72.6	72.6	43.1	43.1
Cost method investments	21.6	21.6	21.8	21.8

Liabilities:
Short-term borrowings	$14.1	$14.1	$7.2	$7.2
Foreign currency derivative instruments	0.3	0.3	0.4	0.4
Contingent purchase price obligations	306.0	306.0	300.7	300.7
Debt	4,553.0	4,642.9	4,563.0	4,754.9

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

As a leading global advertising, marketing and corporate communications company, we operate in all major markets around the world and have a large and diverse client base. For the six months ended June 30, 2015, our largest client accounted for 2.6% of our revenue and our 100 largest clients accounted for approximately 52% of our revenue for the six months ended June 30, 2015. Our business is spread across a number of industry sectors with no one industry comprising more than 13% of our revenue for the six months ended June 30, 2015. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.

As described in more detail below, in the first six months of 2015 our revenue decreased 1.3%, or $98.5 million, compared to the first six months of 2014. Beginning in the fourth quarter of 2014 and continuing into the second quarter of 2015, substantially all foreign currencies weakened against the U.S. Dollar. Changes in foreign exchange rates reduced revenue $500.5 million, or 6.8%, acquisitions net of dispositions increased revenue $19.0 million, or 0.3%, and organic growth increased revenue $383.0 million, or 5.2%.

Global economic conditions have a direct impact on our business and financial performance. In particular, a contraction in global economic conditions poses a risk that our clients may reduce future spending on advertising, marketing and corporate communications services which could reduce the demand for our services. In the first six months of 2015, the United States experienced modest economic growth and the major economies of Asia continued their moderate expansion. As we completed the first half of 2015, the economies of the Euro Zone remain unsettled and economic conditions in Brazil moderated. The economic and fiscal issues facing certain countries in the European Union continue to cause economic uncertainty in those markets; however, the impact on our business varies by market. For example, for the six months ended June 30, 2015, revenue from Greece of approximately $7 million represented a very small portion of our total revenue. We will continue to monitor economic conditions closely, client revenue levels and other factors and, in response to reductions in our client revenue, if necessary, we will take actions available to us to align our cost structure and manage working capital. There can be no assurance whether, or to what extent, our efforts to mitigate any impact of future adverse economic conditions, reductions in our client revenue, changes in client creditworthiness and other developments will be effective.

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

For the quarter ended June 30, 2015, our revenue decreased 1.7% compared to the quarter ended June 30, 2014. Changes in foreign exchange rates reduced revenue 7.1%, acquisitions net of dispositions increased revenue 0.1% and organic growth increased revenue 5.3%. Across our principal regional markets, the changes in revenue were: North America increased 4.6%, Europe decreased 11.9%, Latin America decreased 27.8% and Asia Pacific decreased 1.8%. In North America, moderate growth in the U.S. and strong growth in Canada was partially offset by the weakening of the Canadian Dollar against the U.S. Dollar. In Europe, growth in the United Kingdom, or U.K., Germany and Spain was offset by the weakening of all major European currencies against the U.S. Dollar and lackluster performance in Belgium, France and Russia, as well as negative performance in The Netherlands. The decrease in revenue in Latin America was a result of the weakening of all currencies in the region and weakness in Chile and Brazil, which offset strong growth in Mexico. In Brazil the decline resulted from a difficult comparison to the prior year period which included additional client spending related to the World Cup, as well as a recent general softness in the market. In Asia Pacific, strong growth in Australia and China was offset by the weakening of the currencies in the region. The change in revenue in the second quarter of 2015 compared to the second quarter of 2014, including the negative impact of currency changes, in our four fundamental disciplines was: advertising decreased 1.2%, CRM decreased 4.4%, public relations decreased 0.9% and specialty communications increased 6.1%.

For the six months ended June 30, 2015, our revenue decreased 1.3% compared to the six months ended June 30, 2014. Changes in foreign exchange rates reduced revenue 6.8%, acquisitions net of dispositions increased revenue 0.3% and organic growth increased revenue 5.2%. Across our principal regional markets, the changes in revenue were: North America increased 4.3%, Europe decreased 11.2%, Latin America decreased 19.6% and Asia Pacific decreased 1.3%. In North America, moderate growth in the U.S. and strong growth in Canada was partially offset by the weakening of the Canadian Dollar against the U.S. Dollar. In Europe, growth in the U.K., Germany and Spain was offset by the weakening of all major European currencies against the U.S. Dollar and no growth in France, as well as negative performance in The Netherlands. The decrease in revenue in Latin America was a result of the weakening of all currencies in the region and weakness in Chile and Brazil, which offset strong growth in Mexico. In Brazil the decline resulted from a difficult comparison to the prior year period which included additional client spending related to the World Cup primarily in the second quarter of 2014. In Asia Pacific, strong growth in Australia, China and Singapore was offset by the weakening of the currencies in the region. The change in revenue in the first six months of 2015 compared to the first six months of 2014, including the negative impact of currency changes, in our four fundamental disciplines was: advertising decreased 0.2%, CRM decreased 4.7%, public relations increased 0.4% and specialty communications increased 4.5%.

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

Salary and service costs tend to fluctuate in conjunction with changes in revenue and have been effected by the weakening of substantially all foreign currencies against the U.S. Dollar. Salary and service costs decreased $4.9 million in the second quarter of 2015 compared to the second quarter of 2014 and decreased $6.9 million in the first six months of 2015 compared to the first six months of 2014.

Office and general expenses are less directly linked to changes in our revenue than salary and service costs but have been similarly effected by the weakening of foreign currencies against the U.S. Dollar. Office and general expenses decreased $50.9 million, or 9.6%, in the second quarter of 2015 compared to the second quarter of 2014 and decreased $76.8 million, or 7.5%, in the first six months of 2015 compared to the first six months of 2014.

Operating margins for the second quarter and the first six months were flat at 14.2% and 12.6%, respectively, period-over-period. EBITA margins increased to 14.9% in second quarter of 2015 from 14.8% in second quarter of 2014 and for the first six months were flat at 13.3% period-over-period. In the first six months of 2014, we incurred $8.8 million of expenses in connection with the proposed merger with Publicis Groupe, S.A., or Publicis, which were primarily comprised of professional fees. On May 8, 2014, the proposed merger was terminated.

Net interest expense increased $0.9 million to $34.6 million in the second quarter of 2015 from $33.7 million in the second quarter of 2014 and decreased $3.9 million to $68.8 million in the first six months of 2015 from $72.7 million in the first six months of 2014. Interest expense decreased $0.8 million to $44.7 million in the second quarter of 2015 and interest expense decreased $4.7 million to $88.4 million in the first six months of 2015, primarily resulting from the benefit from the interest rate swaps on the 3.625% Senior Notes due 2022, or 2022 Notes, and the 4.45% Senior Notes due 2020, or 2020 Notes, partially offset by higher USD LIBOR rates on our commercial paper borrowings in the second quarter of 2015, which offset the interest expense on the 3.65% Senior Notes due 2024, or 2024 Notes, issued in October 2014. Interest income decreased $1.7 million to $10.1 million in the second quarter of 2015 and decreased $0.8 million to $19.6 million in the first six months of 2015, resulting from lower interest earned on cash balances in our international treasury centers and the negative impact of changes in foreign exchange rates.

Our effective tax rate increased to 32.8% for the second quarter of 2015 from 31.1% for the second quarter of 2014 and our effective tax rate increased to 32.8% for the first six months of 2015 from 32.2% for the first six months of 2014. The effective tax rate for the second quarter of 2014 and the six months ended June 30, 2014 reflects the recognition of an income tax benefit of approximately $11 million, related to expenses incurred in prior periods in connection with the proposed merger with Publicis, which was terminated on May 8, 2014. Prior to the termination of the merger, the majority of the merger costs, which were incurred in 2013, were capitalized for income tax purposes and the related tax benefits were not recorded. Because the merger was terminated, the merger costs were no longer required to be capitalized for income tax purposes. Excluding the income tax benefit related to the proposed merger, our effective tax rate for the second quarter of 2014 and the six months ended June 30, 2014 was 33.3% and 33.5%, respectively. The decrease in the tax rate for the six months ended June 30, 2015 from the tax rate for the six months ended June 30, 2014 excluding the income tax benefit related to the proposed merger is primarily due to a legal entity restructuring of our European operations. As a result of the reorganization, a certain portion of the foreign earnings in the affected countries is subject to lower effective tax rates.

Net income - Omnicom Group Inc. in the second quarter of 2015 decreased $11.3 million, or 3.5%, to $313.9 million from $325.2 million in the second quarter of 2014 and net income - Omnicom Group Inc. in the first six months of 2015 decreased $7.7 million, or 1.5%, to $523.0 million from $530.7 million in the first six months of 2014. The period-over-period change is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 2.4% to $1.26 in the second quarter of 2015, compared to $1.23 in the second quarter of 2014 and diluted net income per common share - Omnicom Group Inc. increased 4.5% to $2.09 for the first six months of 2015, compared to $2.00 for the first six months of 2014 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for stock option exercises and shares issued under our employee stock purchase plan. Excluding the income tax benefit of approximately $11 million related to the proposed merger from the second quarter and the first six months of 2014, net income - Omnicom Group Inc. was $314.0 million and $519.5 million, respectively, and diluted net income per common share - Omnicom Group Inc. was $1.19 and $1.96, respectively.

RESULTS OF OPERATIONS - Second Quarter 2015 Compared to Second Quarter 2014 (in millions):

	2015	2014
Revenue	$3,805.3	$3,870.9
Operating Expenses:
Salary and service costs	2,789.7	2,794.6
Office and general expenses	477.0	527.9
Total Operating Expenses	3,266.7	3,322.5
Add back: Amortization of intangible assets	27.1	25.8
	3,239.6	3,296.7
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	565.7	574.2
EBITA Margin - %	14.9%	14.8%
Deduct: Amortization of intangible assets	27.1	25.8
Operating Income	538.6	548.4
Operating Margin - %	14.2%	14.2%
Interest Expense	44.7	45.5
Interest Income	10.1	11.8
Income Before Income Taxes and Income From Equity Method Investments	504.0	514.7
Income Tax Expense	165.3	160.3
Income From Equity Method Investments	4.0	4.0
Net Income	342.7	358.4
Net Income Attributed To Noncontrolling Interests	28.8	33.2
Net Income - Omnicom Group Inc.	$313.9	$325.2

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
Revenue

In the second quarter of 2015, revenue decreased $65.6 million, or 1.7%, to $3,805.3 million from $3,870.9 million in the second quarter of 2014. Changes in foreign exchange rates reduced revenue $274.6 million, acquisitions net of dispositions increased revenue $4.7 million and organic growth increased revenue $204.3 million.

The components of revenue change for the second quarter of 2015 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%

June 30, 2014	$3,870.9		$2,061.3		$1,809.6
Components of revenue change:
Foreign exchange impact	(274.6)	(7.1)%	—	—%	(274.6)	(15.2)%
Acquisitions, net of dispositions	4.7	0.1%	(10.9)	(0.6)%	15.6	0.9%
Organic growth	204.3	5.3%	95.9	4.7%	108.4	6.0%
June 30, 2015	$3,805.3	(1.7)%	$2,146.3	4.1%	$1,659.0	(8.3)%

The components and percentages are calculated as follows:

•
The foreign exchange impact is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $4,079.9 million for the Total column). The foreign exchange impact equals the difference between the current period revenue in U.S. Dollars and the current period revenue in constant currency ($3,805.3 million less $4,079.9 million for the Total column).

•
The acquisition component is calculated by aggregating the applicable prior period revenue of the acquired businesses, less revenue of any business included in the prior period revenue that was disposed of subsequent to the prior period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($3,870.9 million for the Total column).

For the second quarter of 2015, changes in foreign exchange rates reduced revenue by 7.1%, or $274.6 million, compared to the second quarter of 2014. Substantially all currencies have weakened against the U.S. Dollar, with the most significant impacts resulting from the weakening of the Euro and British Pound, as well as the Australian Dollar, Brazilian Real, Canadian Dollar and Russian Ruble.

Our results of operations are subject to risk from the translation to U.S. Dollars of the revenue and expenses of our foreign operations, which are generally denominated in their local currency. However, for the most part, because the revenue and expenses of our foreign operations are denominated in the same currency, the economic impact on our results of operations from changes in foreign exchange rates is minimized. Assuming exchange rates at July 15, 2015 remain unchanged, we expect the impact of changes in foreign exchange rates to reduce revenue by approximately 6.0% for the year and 7.0% in the third quarter of 2015.

Revenue for the second quarter 2015 and the percentage change in revenue and organic growth from the second quarter of 2014 in our principal regional markets were (in millions):

	$	% Change	% Organic Growth
Americas:
North America	$2,281.5	4.6%	5.9%
Latin America	82.6	(27.8)%	(9.6)%
EMEA:
Europe	978.8	(11.9)%	4.4%
Middle East and Africa	67.9	7.6%	11.9%

Asia Pacific	394.5	(1.8)%	7.6%
	$3,805.3	(1.7)%	5.3%

Europe comprises the U.K., and the Euro currency countries, and other European countries that have not adopted the European Union Monetary standard. In the second quarter of 2015, the percentage of revenue attributed to the U.K. and the Euro currency and other European countries was 9.8% and 15.9%, respectively. In the second quarter of 2015, revenue for the U.K. decreased 3.0% and revenue decreased 16.6% in the Euro currency and other European countries.

In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change during the second quarter of 2015 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Revenue from our largest client represented 2.7% and 2.5% of our revenue for the second quarter of 2015 and 2014, respectively. Our ten largest and 100 largest clients represented 18.6% and 52.6% of our revenue for the second quarter of 2015, respectively, and 17.9% and 50.5% of our revenue for the second quarter of 2014, respectively.

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
Revenue for the second quarter of 2015 and 2014 and the percentage change in revenue and organic growth from the second quarter of 2014 by discipline were (in millions):

	Three Months Ended June 30,
	2015		2014		2015 vs. 2014
	$	% of Revenue	$	% of Revenue	$	% Change	% Organic Growth

Advertising	$1,922.1	50.5%	$1,944.6	50.2%	$(22.5)	(1.2)%	6.4%
CRM	1,241.8	32.6%	1,298.4	33.6%	(56.6)	(4.4)%	4.3%
Public relations	353.9	9.3%	356.9	9.2%	(3.0)	(0.9)%	0.3%
Specialty communications	287.5	7.6%	271.0	7.0%	16.5	6.1%	8.0%
	$3,805.3		$3,870.9		$(65.6)	(1.7)%	5.3%
We operate in a number of industry sectors. The percentage of our revenue by industry sector for the second quarter of 2015 and 2014 was:

	2015	2014
Food and Beverage	13%	13%
Consumer Products	10%	10%
Pharmaceuticals and Health Care	11%	10%
Financial Services	7%	7%
Technology	9%	9%
Auto	8%	8%
Travel and Entertainment	6%	6%
Telecommunications	5%	5%
Retail	7%	6%
Other	24%	26%
Looking ahead to the remainder of the year, barring unforeseen events and excluding the impact of changes in foreign exchange rates, as a result of continued strong operating performance by many of our agencies and new business activities, we expect our revenue to increase modestly in excess of the weighted average nominal GDP growth in our major markets.
Operating Expenses
Operating expenses for the second quarter of 2015 compared to the second quarter of 2014 were (in millions):

	Three Months Ended June 30,
	2015			2014			2015 vs. 2014
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change

Revenue	$3,805.3			$3,870.9			$(65.6)	(1.7)%
Operating Expenses:
Salary and service costs	2,789.7	73.3%	85.4%	2,794.6	72.2%	84.1%	(4.9)	(0.2)%
Office and general expenses	477.0	12.5%	14.6%	527.9	13.6%	15.9%	(50.9)	(9.6)%
Operating Expenses	3,266.7	85.8%		3,322.5	85.8%		(55.8)	(1.7)%
Operating Income	$538.6	14.2%		$548.4	14.2%		$(9.8)	(1.8)%

Salary and service costs tend to fluctuate in conjunction with changes in revenue and have been similarly effected by the weakening of substantially all foreign currencies against the U.S. Dollar in the quarter. Salary and service costs decreased sightly in the second quarter of 2015, compared to the second quarter of 2014. However salary and service costs increased sightly as a percentage of revenue primarily reflecting increases related to changes in the mix of our business during the period.
Office and general expenses are less directly linked to changes in our revenue than salary and service costs but have been similarly effected by the weakening of foreign currencies against the U.S. Dollar in the quarter. Office and general expenses decreased $50.9 million in the second quarter of 2015, compared to the second quarter of 2014, which reflects the continuing effort by our agencies to reduce operating costs.
Operating margins for the second quarter were unchanged quarter-over-quarter at 14.2% and EBITA margins increased to 14.9% in the second quarter of 2015 from 14.8% in the second quarter of 2014.
Net Interest Expense
Net interest expense increased to $34.6 million in the second quarter of 2015, compared to $33.7 million in the second quarter of 2014. In the second quarter of 2015, interest expense decreased $0.8 million to $44.7 million, primarily resulting from the benefit from the interest rate swaps on the 2022 Notes and the 2020 Notes, which offset the interest expense on the 2024 Notes, issued in October 2014 and increased interest expense on commercial paper borrowings resulting from higher USD LIBOR rates during the period. Interest income decreased $1.7 million to $10.1 million in the second quarter of 2015, resulting from lower interest earned on cash balances in our international treasury centers and the negative impact of changes in foreign exchange rates.
Income Taxes
Our effective tax rate for the second quarter of 2015 increased to 32.8% from 31.1% for the second quarter of 2014. The effective tax rate for the second quarter of 2014, reflects the recognition of an income tax benefit of $11.2 million, related to expenses incurred in prior periods in connection with the proposed merger with Publicis, which was terminated on May 8, 2014. Prior to the termination of the merger, the majority of the merger costs, which were incurred in 2013, were capitalized for income tax purposes and the related tax benefits were not recorded. Because the merger was terminated, the merger costs were no longer required to be capitalized for income tax purposes. Excluding the income tax benefit related to the proposed merger, our effective tax rate for the second quarter of 2014 was 33.3%. The decrease in the tax rate for the second quarter of 2015 from the tax rate for the second quarter of 2014 excluding the income tax benefit related to the proposed merger, is primarily due to a legal entity restructuring of our European operations. As a result of the reorganization, a certain portion of the foreign earnings in the affected countries is subject to lower effective tax rates.
Net Income Per Common Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the second quarter of 2015 decreased $11.3 million, or 3.5%, to $313.9 million, from $325.2 million in the second quarter of 2014. The period-over-period decrease is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 2.4% to $1.26 in the second quarter of 2015 compared to $1.23 in the second quarter of 2014, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for stock option exercises and shares issued under our employee stock purchase plan. Excluding the income tax benefit of $11.2 million related to the proposed merger from the second quarter of 2014, net income - Omnicom Group Inc. was $314.0 million and diluted net income per common share - Omnicom Group Inc. was $1.19.

RESULTS OF OPERATIONS - First Six Months of 2015 Compared to First Six Months of 2014 (in millions):

	2015	2014
Revenue	$7,274.5	$7,373.0
Operating Expenses:
Salary and service costs	5,410.5	5,417.4
Office and general expenses	947.7	1,024.5
Total Operating Expenses	6,358.2	6,441.9
Add back: Amortization of intangible assets	54.5	50.2
	6,303.7	6,391.7
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	970.8	981.3
EBITA Margin - %	13.3%	13.3%
Deduct: Amortization of intangible assets	54.5	50.2
Operating Income	916.3	931.1
Operating Margin - %	12.6%	12.6%
Interest Expense	88.4	93.1
Interest Income	19.6	20.4
Income Before Income Taxes and Income From Equity Method Investments	847.5	858.4
Income Tax Expense	278.0	276.5
Income From Equity Method Investments	3.0	4.6
Net Income	572.5	586.5
Net Income Attributed To Noncontrolling Interests	49.5	55.8
Net Income - Omnicom Group Inc.	$523.0	$530.7

In the first six months of 2014, we incurred $8.8 million of expenses in connection with the proposed merger with Publicis, which were primarily comprised of professional fees. On May 8, 2014, the proposed merger was terminated.

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
Revenue

In the first six months of 2015, revenue decreased $98.5 million, or 1.3%, to $7,274.5 million from $7,373.0 million in the first six months of 2014. Changes in foreign exchange rates reduced revenue $500.5 million, acquisitions net of dispositions increased revenue $19.0 million and organic growth increased revenue $383.0 million.

The components of revenue change for the first six months of 2015 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
June 30, 2014	$7,373.0		$3,933.1		$3,439.9
Components of revenue change:
Foreign exchange impact	(500.5)	(6.8)%	—	—%	(500.5)	(14.5)%
Acquisitions, net of dispositions	19.0	0.3%	(15.3)	(0.3)%	34.3	1.0%
Organic growth	383.0	5.2%	186.7	4.7%	196.3	5.7%
June 30, 2015	$7,274.5	(1.3)%	$4,104.5	4.4%	$3,170.0	(7.8)%

The components and percentages are calculated as follows:

•
The foreign exchange impact is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $7,775.0 million for the Total column). The foreign exchange impact equals the difference between the current period revenue in U.S. Dollars and the current period revenue in constant currency ($7,274.5 million less $7,775.0 million for the Total column).

•
The acquisition component is calculated by aggregating the applicable prior period revenue of the acquired businesses, less revenue of any business included in the prior period revenue that was disposed of subsequent to the prior period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($7,373.0 million for the Total column).

For the first six months of 2015, changes in foreign exchange rates reduced revenue by 6.8%, or $500.5 million, compared to the first six months of 2014. Substantially all currencies have weakened against the U.S. Dollar, with the most significant impacts resulting from the weakening of the Euro and British Pound, as well as the Australian Dollar, Brazilian Real, Canadian Dollar and Russian Ruble.

Our results of operations are subject to risk from the translation to U.S. Dollars of the revenue and expenses of our foreign operations, which are generally denominated in their local currency. However, for the most part, because the revenue and expenses of our foreign operations are denominated in the same currency, the economic impact on our results of operations from changes in foreign exchange rates is minimized.

Revenue for the first six months of 2015 and the percentage change in revenue and organic growth from the first six months of 2014 in our principal regional markets were (in millions):

	Revenue	% Change	% Organic Growth
Americas:
North America	$4,348.6	4.3%	5.4%
Latin America	166.4	(19.6)%	(3.7)%
EMEA:
Europe	1,880.2	(11.2)%	4.7%
Middle East and Africa	128.0	7.7%	11.3%

Asia Pacific	751.3	(1.3)%	7.2%
	$7,274.5	(1.3)%	5.2%

Europe comprises the U.K., and the Euro currency countries, and other European countries that have not adopted the European Union Monetary standard. In the first six months of 2015, the percentage of revenue attributed to the U.K. and the Euro currency and other European countries was 9.9% and 16.0%, respectively. In the first six months of 2015, revenue for the U.K. decreased 0.5% and revenue decreased 16.7% in the Euro currency and other European countries.

In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change through the first six months of 2015 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Revenue from our largest client represented 2.6% and 2.7% of our revenue for first six months of 2015 and 2014, respectively. Our ten largest and 100 largest clients represented 18.3% and 52% of our revenue for the first six months of 2015, respectively, and 18.1% and 50.7% of our revenue for the first six months of 2014, respectively.

Revenue for the first six months of 2015 and 2014 and the percentage change in revenue and organic growth from the first six months of 2014 by discipline were (in millions):

	Six Months Ended June 30,
	2015		2014		2015 vs. 2014
	$	% of Revenue	$	% of Revenue	$	% Change	% Organic Growth
Advertising	$3,631.3	49.9%	$3,637.8	49.3%	$(6.5)	(0.2)%	7.0%
CRM	2,411.4	33.2%	2,529.1	34.3%	(117.7)	(4.7)%	3.5%
Public relations	684.7	9.4%	682.3	9.3%	2.4	0.4%	1.6%
Specialty communications	547.1	7.5%	523.8	7.1%	23.3	4.5%	5.4%
	$7,274.5		$7,373.0		$(98.5)	(1.3)%	5.2%

We operate in a number of industry sectors. The percentage of our revenue by industry sector for the first six months of 2015 and 2014 was:

Industry	2015	2014
Food and Beverage	13%	13%
Consumer Products	9%	9%
Pharmaceuticals and Health Care	11%	10%
Financial Services	7%	7%
Technology	9%	9%
Auto	8%	8%
Travel and Entertainment	6%	6%
Telecommunications	5%	5%
Retail	7%	7%
Other	25%	26%

Looking ahead to the remainder of the year, barring unforeseen events and excluding the impact of changes in foreign exchange rates, as a result of continued strong operating performance by many of our agencies and new business activities, we expect our revenue to increase modestly in excess of the weighted average nominal GDP growth in our major markets.
Operating Expenses

Operating expenses for the first six months of 2015 compared to the first six months of 2014 were (in millions):

	Six Months Ended June 30,
	2015			2014			2015 vs. 2014
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change
Revenue	$7,274.5			$7,373.0			$(98.5)	(1.3)%
Operating Expenses:
Salary and service costs	5,410.5	74.4%	85.1%	5,417.4	73.5%	84.1%	(6.9)	(0.1)%
Office and general expenses	947.7	13.0%	14.9%	1,024.5	13.9%	15.9%	(76.8)	(7.5)%
Operating Expenses	6,358.2	87.4%		6,441.9	87.4%		(83.7)	(1.3)%
Operating Income	$916.3	12.6%		$931.1	12.6%		$(14.8)	(1.6)%

Salary and service costs tend to fluctuate in conjunction with changes in revenue and have been similarly effected by the weakening of substantially all foreign currencies against the U.S. Dollar in the first half of 2015. Salary and service costs decreased sightly for the first six months of 2015, compared to the first six months of 2014. However salary and service costs increased sightly as a percentage of revenue primarily reflecting increases related to changes in the mix of our business during the period.

Office and general expenses are less directly linked to changes in our revenue than salary and service costs but have been similarly effected by the weakening of foreign currencies against the U.S. Dollar in the first half of 2015. Office and general expenses decreased $76.8 million in the first six months of 2015, compared to the first six months of 2014, which reflects the continuing effort by our agencies to reduce operating costs.

Operating margins and EBITA margins for the the first six months were unchanged period-over-period at 12.6% and13.3%, respectively. In the first six months of 2014, we incurred $8.8 million of expenses in connection with the proposed merger with Publicis, which were primarily comprised of professional fees. On May 8, 2014, the proposed merger was terminated.
Net Interest Expense

Net interest expense decreased to $68.8 million in the first six months of 2015, compared to $72.7 million in the first six months of 2014. In the first six months of 2015, interest expense decreased $4.7 million to $88.4 million, primarily resulting from the benefit from the interest rate swaps on the 2022 Notes and the 2020 Notes, which offset the interest expense on the 2024 Notes, issued in October 2014. Interest income decreased $0.8 million to $19.6 million in the first six months of 2015, resulting from lower interest earned on cash balances in our international treasury centers and the negative impact of changes in foreign exchange rates.
Income Taxes

Our effective tax rate for the six months ended June 30, 2015 increased to 32.8% from 32.2% for the six months ended June 30, 2014. The effective tax rate for the six months ended June 30, 2014 reflects the recognition of an income tax benefit of approximately $11 million, related to expenses incurred in prior periods in connection with the proposed merger with Publicis, which was terminated on May 8, 2014. Prior to the termination of the merger, the majority of the merger costs, which were incurred in 2013, were capitalized for income tax purposes and the related tax benefits were not recorded. Because the merger was terminated, the merger costs were no longer required to be capitalized for income tax purposes. Excluding the income tax benefit related to the proposed merger, our effective tax rate for the first six months of 2014 was 33.5%. The decrease in the tax rate for the six months ended June 30, 2015 from the tax rate for the six months ended June 30, 2014 excluding the income tax benefit related to the proposed merger, is primarily due to a legal entity restructuring of our European operations. As a result of the reorganization, a certain portion of the foreign earnings in the affected countries is subject to lower effective tax rates.
Net Income Per Common Share - Omnicom Group Inc.

Net income - Omnicom Group Inc. for the first six months of 2015 decreased $7.7 million, or 1.5%, to $523.0 million, from $530.7 million for the first six months of 2014. The period-over-period decrease is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 4.5% to $2.09 in the first six months of 2015 compared to $2.00 in the first six months of 2014, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for stock option exercises and shares issued under our employee stock purchase plan. Excluding the income tax benefit of approximately $11 million related to the proposed merger from the first six months of 2014, net income - Omnicom Group Inc. was $519.5 million and diluted net income per common share - Omnicom Group Inc. was $1.96.

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
The assumptions used for the long-term growth rate and WACC in our evaluations as of June 30, 2015 and 2014 were:

	June 30,
	2015	2014
Long-Term Growth Rate	4%	4%
WACC	10.1% - 10.7%	9.9% - 10.6%

Long-term growth rate represents our estimate of the long-term growth rate for our industry and the markets of the global economy we operate in. For the past ten years, the average historical revenue growth rate of our reporting units and the Average Nominal GDP growth of the countries comprising the major markets that account for substantially all of our revenue was approximately 4.8% and 4.0%, respectively. We considered this history when determining the long-term growth rates used in our annual impairment test at June 30, 2015. We believe marketing expenditures over the long term have a high correlation to GDP. We also believe, based on our historical performance, that our long-term growth rate will exceed Average Nominal GDP growth in the markets we operate in. For our annual test as of June 30, 2015, we used an estimated long-term growth rate of 4% for our reporting units.
When performing our annual impairment test as of June 30, 2015 and estimating the future cash flows of our reporting units, we considered the current macroeconomic environment, as well as industry and market specific conditions at mid-year 2015. In the first half of 2015, we experienced an increase in our revenue of 5.2%, which excludes growth from acquisitions and the impact from changes in foreign exchange rates. Economic conditions in the Euro Zone are unsettled and the continuing fiscal issues faced by many countries in the European Union has caused economic difficulty in certain of our Euro Zone markets. During 2015, weakness in most Latin American economies we operate in has the potential to affect our near-term performance in that region. We considered the effect of these conditions in our annual impairment test.
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
Goodwill Impairment Review - Conclusion
Under U.S. GAAP, we have the option of either assessing qualitative factors to determine whether it is more-likely-than-not that the carrying value of our reporting units exceeds their respective fair value or proceeding directly to Step 1 of the goodwill impairment test. Although not required, we performed Step 1 of the annual impairment test and compared the fair value of each of our reporting units to its respective carrying value, including goodwill. Based on the results of our impairment test, we concluded that our goodwill was not impaired at June 30, 2015, because the fair value of each of our reporting units was substantially in excess of its respective net book value. The minimum decline in fair value that one of our reporting units would need to experience in order to fail Step 1 of the goodwill impairment test was approximately 74%. Notwithstanding our belief that the assumptions we used in our impairment testing for our WACC and long-term growth rate are reasonable, we performed a sensitivity analysis for each of our reporting units. The results of this sensitivity analysis on our impairment test as of June 30, 2015 revealed that if the WACC increased by 1% and/or the long-term growth rate decreased by 1%, the fair value of each of our reporting units would continue to be substantially in excess of its respective net book value and would pass Step 1 of the impairment test.
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
We have a seasonal cash requirement normally peaking during the second quarter of the year primarily due to the timing of payments for incentive compensation, income taxes and contingent purchase price obligations. This typically results in a net borrowing requirement that decreases over the balance of the year.
During the first six months of 2015, we used $52.0 million of cash in operations, which included the use of operating capital of $808.8 million. Our discretionary spending during the first six months of 2015 was: capital expenditures of $106.7 million; dividends paid to common shareholders of $250.5 million; dividends paid to shareholders of noncontrolling interests of $61.1 million; repurchases of our common stock, net of proceeds from stock option exercises and related tax benefits and common stock sold to our employee stock purchase plan, of $386.3 million; and, acquisition payments, including payment of contingent purchase price obligations and acquisition of additional shares of noncontrolling interests, net of cash acquired, of $74.2 million. In the first six months of 2015, the impact of the translation of foreign cash balances to U.S. Dollars reduced cash and cash equivalents by $91.8 million.

Cash Management
We manage our cash and liquidity centrally through our regional treasury centers in North America, Europe and Asia. The treasury centers are managed by our wholly owned finance subsidiaries. Each day, operations with excess funds invest these funds with their regional treasury center. Likewise, operations that require funds borrow from their regional treasury center. The treasury centers aggregate the net position which is either invested with or borrowed from third parties. To the extent that our treasury centers require liquidity, they have the ability to access our uncommitted credit lines, the Credit Agreement or issue up to a total of $2 billion of U.S. Dollar-denominated commercial paper. This process enables us to manage our debt balances more efficiently and utilize our cash more effectively, as well as manage our risk to foreign exchange rate changes. In countries where we either do not conduct treasury operations or it is not feasible for one of our treasury centers to fund net borrowing requirements on an intercompany basis, we arrange for local currency uncommitted credit lines.
Cash and cash equivalents decreased $1.0 billion from December 31, 2014. Short-term investments increased $3.9 million from December 31, 2014. Short-term investments principally consist of time deposits with financial institutions that we expect to convert into cash within our current operating cycle, generally one year.
Our net debt position, which we define as total debt outstanding less cash and cash equivalents and short-term investments, increased $1.0 billion at June 30, 2015, as compared to December 31, 2014. The increase is primarily due to the typical use of operating capital during the first half of the year of $808.8 million and net repurchases of our common stock and other financing activities of $386.3 million. In addition, the impact of changes in foreign currencies on the translation of foreign cash balances to U.S. Dollars reduced cash and cash equivalents by $91.8 million. The negative impact of changes in foreign currencies on the translation of our foreign cash balances to U.S. Dollars for the twelve months ended June 30, 2015 was $402 million, however our treasury operations have been able to minimize the realized reduction on our foreign cash balances. Net debt is a Non-GAAP financial measure. This presentation, together with the comparable U.S. GAAP measures, reflects one of the key metrics used by us to assess our cash management performance. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with US GAAP. Non-GAAP financial measures as reported by us may not be comparable to similarly titled amounts reported by other companies.

At June 30, 2015, our total cash and cash equivalents were $1.4 billion, of which our foreign subsidiaries held approximately $1.1 billion. The majority of this cash is available to us, net of any taxes payable upon repatriation to the United States. Changes in international tax rules or changes in U.S. tax rules and regulations covering international operations and foreign tax credits may affect our future reported financial results or the way we conduct our business.
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

Debt Instruments and Related Covenants
We have committed and uncommitted credit lines. Our Credit Agreement expires on July 31, 2019. Under the terms of the Credit Agreement, effective July 31, 2015, the expiration date of the Credit Agreement will be extended to July 31, 2020. We have the ability to classify borrowings under the Credit Agreement as long-term. In addition, we can issue up to $2.0 billion of commercial paper.
We typically fund our day-to-day liquidity by issuing commercial paper, Also, we may borrow under our uncommitted credit lines or Credit Agreement. At June 30, 2015, there were no outstanding commercial paper issuances or borrowings under the Credit Agreement.
Commercial paper activity for the quarters ended June 30, 2015 and 2014 was (dollars in millions):

	2015	2014
Average amount outstanding during the quarter	$1,239.3	$961.4
Maximum amount outstanding during the quarter	$1,720.7	$1,259.0
Total issuances during the quarter	$9,842.4	$4,807.6
Average days outstanding	11.5	18.2
Weighted average interest rate	0.47%	0.27%
The year-over-year increase in average outstanding commercial paper borrowings reflects the use of the higher average cash balances in the prior year, which arose from a suspension of certain discretionary spending prior to the termination of the merger with Publicis, and our seasonal cash requirement. At June 30, 2015, short-term borrowings of $14.1 million are comprised of bank overdrafts and lines of credit of our international subsidiaries. These bank overdrafts and lines of credit are treated as unsecured loans pursuant to the agreements supporting the facilities.
The Credit Agreement contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (under the Credit Agreement, EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At June 30, 2015 we were in compliance with these covenants as our Leverage Ratio was 2.1 times and our Interest Coverage Ratio was 12.9 times. The Credit Agreement does not limit our ability to declare or pay dividends or repurchase our common stock.
On March 26, 2015, we entered into a $1 billion receive floating (three month LIBOR) pay fixed (2.3209%) forward-starting 10-year interest rate swap in connection with the upcoming maturity of our $1 billion 5.9% Senior Notes on April 15, 2016, or the 2016 Notes. The swap mitigates the risk of changes in the semi-annual interest payments during the period March 26, 2015 to May 2, 2016, the contractual termination date of the swap, and effectively locks in the fixed interest rate, excluding the effect of our credit spread, on any refinancing of the 2016 Notes. Accordingly, the swap is designated as a cash flow hedge of the semi-annual interest rate payments attributable to changes in the benchmark interest rate. We expect that the swap will have almost no ineffectiveness and is carried on the balance sheet at fair value and any net gain or loss on the swap is recorded in accumulated other comprehensive income. Upon termination of the swap, any gain or loss will be amortized to interest expense or will be recorded in our results of operations if the refinancing is not completed.

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
CREDIT RISK

We provide advertising, marketing and corporate communications services to several thousand clients who operate in nearly every industry sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 2.6% of our revenue for the first six months of 2015. However, during periods of economic downturn, the credit profiles of our clients could change.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2015, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 are appropriate.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of June 30, 2015. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A in our 2014 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock purchase activity during the three months ended June 30, 2015 was:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 2015	18,014	$77.38	—	—
May 2015	1,196,083	$77.08	—	—
June 2015	566,716	$74.75	—	—
	1,780,813	$76.34	—	—

During the three months ended June 30, 2015, we purchased 1,630,000 shares of our common stock in the open market for general corporate purposes and withheld 150,813 shares from employees to satisfy estimated statutory income tax obligations related to stock option exercises and vesting of restricted stock. The value of the common stock withheld was based on the closing price of our common stock on the applicable exercise or vesting date.

There were no unregistered sales of our equity securities during the three months ended June 30, 2015.
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

OMNICOM GROUP INC.
Dated:	July 21, 2015	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)