Form 10-Q
period 2015-09-30
OMNICOM GROUP INC.
filed 2015-10-20
CIK 29989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
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
________________________
As of October 15, 2015, there were 242,255,205 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,427.5	$2,388.1
Short-term investments, at cost	2.5	2.2
Accounts receivable, net of allowance for doubtful accounts of $21.4 and $24.9	6,313.9	6,524.7
Work in process	1,455.3	1,166.6
Other current assets	1,053.6	1,108.9
Total Current Assets	10,252.8	11,190.5
Property and Equipment at cost, less accumulated depreciation of $1,227.5 and $1,221.2	691.3	708.0
Equity Method Investments	136.5	148.2
Goodwill	8,682.7	8,822.2
Intangible Assets, net of accumulated amortization of $662.1 and $611.4	338.9	389.4
Other Assets	355.1	301.4
TOTAL ASSETS	$20,457.3	$21,559.7
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$8,336.5	$8,797.5
Customer advances	1,181.6	1,180.9
Current portion of debt	1,003.4	0.4
Short-term borrowings	9.7	7.2
Taxes payable	240.7	301.1
Other current liabilities	1,615.0	1,774.0
Total Current Liabilities	12,386.9	12,061.1
Long-Term Notes Payable	3,602.2	4,562.6
Long-Term Liabilities	772.6	774.3
Long-Term Deferred Tax Liabilities	613.5	654.7
Commitments and Contingent Liabilities (See Note 11)
Temporary Equity - Redeemable Noncontrolling Interests	178.5	185.7
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	59.6	59.6
Additional paid-in capital	857.3	818.6
Retained earnings	9,968.8	9,576.9
Accumulated other comprehensive income (loss)	(981.6)	(618.2)
Treasury stock, at cost	(7,426.1)	(6,986.9)
Total Shareholders’ Equity	2,478.0	2,850.0
Noncontrolling interests	425.6	471.3
Total Equity	2,903.6	3,321.3
TOTAL LIABILITIES AND EQUITY	$20,457.3	$21,559.7

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$3,706.6	$3,749.6	$10,981.1	$11,122.7
Operating Expenses	3,278.3	3,316.0	9,636.5	9,758.0
Operating Income	428.3	433.6	1,344.6	1,364.7
Interest Expense	45.6	42.2	134.0	135.4
Interest Income	9.7	10.8	29.3	31.3
Income Before Income Taxes and Income From Equity Method Investments	392.4	402.2	1,239.9	1,260.6
Income Tax Expense	128.9	134.4	406.9	410.9
Income From Equity Method Investments	3.2	5.8	6.2	10.4
Net Income	266.7	273.6	839.2	860.1
Net Income Attributed To Noncontrolling Interests	27.4	29.8	76.9	85.6
Net Income - Omnicom Group Inc.	$239.3	$243.8	$762.3	$774.5

Net Income Per Share - Omnicom Group Inc.:
Basic	$0.97	$0.95	$3.08	$2.97
Diluted	$0.97	$0.95	$3.06	$2.95

Dividends Declared Per Common Share	$0.50	$0.50	$1.50	$1.40

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income	$266.7	$273.6	$839.2	$860.1
Unrealized loss on cash flow hedge, net of income taxes of ($21.2) for the three months and ($6.6) for the nine months ended September 30, 2015	(29.7)	—	(9.2)	—
Unrealized gain on available-for-sale securities, net of income taxes of $0.0 and $0.0 for the three months and $0.1 and $0.2 for the nine months ended September 30, 2015 and 2014, respectively	0.1	0.1	0.3	0.3
Foreign currency translation adjustment, net of income taxes of ($109.4) and ($181.7) for the three months and ($203.7) and ($128.4) for the nine months ended September 30, 2015 and 2014, respectively	(212.6)	(352.6)	(395.7)	(249.3)
Defined benefit pension and postemployment plans adjustment, net of income taxes of $1.4 and $0.9 for the three months and $4.4 and $2.7 for the nine months ended September 30, 2015 and 2014, respectively	2.2	1.3	6.6	4.1
Other Comprehensive Income (Loss)	(240.0)	(351.2)	(398.0)	(244.9)
Comprehensive Income (Loss)	26.7	(77.6)	441.2	615.2
Comprehensive Income (Loss) Attributed to Noncontrolling Interests	9.8	2.2	42.3	69.2
Comprehensive Income (Loss) - Omnicom Group Inc.	$16.9	$(79.8)	$398.9	$546.0

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$839.2	$860.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	137.9	140.3
Amortization of intangible assets	80.8	77.1
Share-based compensation	75.4	69.5
Excess tax benefit from share-based compensation	(22.8)	(20.2)
Other, net	1.1	(1.8)
Change in operating capital	(670.8)	(1,091.9)
Net Cash Provided By Operating Activities	440.8	33.1
Cash Flows from Investing Activities:
Capital expenditures	(145.6)	(138.3)
Acquisition of businesses and interests in affiliates, net of cash acquired	(36.2)	(65.3)
Other, net	13.1	6.5
Net Cash Used In Investing Activities	(168.7)	(197.1)
Cash Flows from Financing Activities:
Proceeds from short-term debt	3.6	27.3
Redemption of convertible debt	—	(252.7)
Dividends paid to common shareholders	(373.9)	(340.7)
Repurchases of common stock	(507.9)	(864.8)
Proceeds from stock plans	11.4	14.6
Acquisition of additional noncontrolling interests	(7.7)	(22.0)
Dividends paid to noncontrolling interest shareholders	(86.7)	(83.2)
Payment of contingent purchase price obligations	(55.6)	(74.5)
Excess tax benefit on share-based compensation	22.8	20.2
Other, net	(28.0)	(21.7)
Net Cash Used In Financing Activities	(1,022.0)	(1,597.5)
Effect of foreign exchange rate changes on cash and cash equivalents	(210.7)	(111.3)

Net Decrease in Cash and Cash Equivalents	(960.6)	(1,872.8)
Cash and Cash Equivalents at the Beginning of Period	2,388.1	2,710.5
Cash and Cash Equivalents at the End of Period	$1,427.5	$837.7

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
2. New Accounting Standards

In May 2014, the FASB issued FASB ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which replaces all existing revenue recognition guidance under U.S. GAAP. On July 9, 2015, the FASB board approved a one year deferral of the effective date of ASU 2014-09 for all annual and interim reporting periods beginning December 15, 2017 and permits early application for all annual and interim periods beginning after December 15, 2016. ASU 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented or recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. The FASB has proposed further amendments to ASU 2014-09 for certain technical changes. Presently, we are not yet in a position to assess the application date, the transition method we will choose or the impact of the application on our results of operations or financial position.

In February 2015, the FASB issued FASB ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which changes the consolidation analysis for both the variable interest model and for the voting model for limited partnerships and similar entities. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015 and early application is permitted. ASU 2015-02 provides for one of two methods of transition: retrospective application to each prior period presented or recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. We will apply ASU 2015-02 on January 1, 2016 and we do not expect that the application of the new standard will have a significant impact on our results of operations or financial position.

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

3. Net Income per Common Share

The computation of basic and diluted net income per common share for the three and nine months ended September 30, 2015 and 2014 is (in millions, except per share amounts):

	Three Months		Nine Months
	2015	2014	2015	2014
Net Income Available for Common Shares:
Net income - Omnicom Group Inc.	$239.3	$243.8	$762.3	$774.5
Net income allocated to participating securities	(2.5)	(4.3)	(9.0)	(14.7)
	$236.8	$239.5	$753.3	$759.8
Weighted Average Shares:
Basic	243.2	251.4	244.7	255.6
Dilutive stock options and restricted shares	1.2	1.0	1.1	1.7
Diluted	244.4	252.4	245.8	257.3

Anti-dilutive stock options and restricted shares	0.1	—	0.1	—

Net Income per Common Share - Omnicom Group Inc.:
Basic	$0.97	$0.95	$3.08	$2.97
Diluted	$0.97	$0.95	$3.06	$2.95
4. Goodwill and Intangible Assets

Goodwill and intangible assets at September 30, 2015 and December 31, 2014 were (in millions):

	2015			2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Goodwill	$9,219.2	$(536.5)	$8,682.7	$9,377.6	$(555.4)	$8,822.2
Intangible assets:
Purchased and internally developed software	$309.2	$(238.1)	$71.1	$298.7	$(221.4)	$77.3
Customer related and other	691.8	(424.0)	267.8	702.1	(390.0)	312.1
	$1,001.0	$(662.1)	$338.9	$1,000.8	$(611.4)	$389.4

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

Changes in goodwill for the nine months ended September 30, 2015 and 2014 were (in millions):

	2015	2014
January 1	$8,822.2	$8,916.0
Acquisitions	88.3	131.4
Dispositions	(2.9)	(1.6)
Foreign currency translation	(224.8)	(170.6)
September 30	$8,682.7	$8,875.2

There were no goodwill impairment losses recorded in the first nine months of 2015 or 2014 and there are no accumulated goodwill impairment losses. Goodwill for acquisitions completed in 2015 and 2014 includes $4.5 million and $27.6 million, respectively, of goodwill attributed to noncontrolling interests in the acquired businesses.

5. Debt

Credit Lines

On July 31, 2015, we extended the maturity of our $2.5 billion revolving credit facility (“Credit Agreement”) to July 31, 2020. In addition to the Credit Agreement, we can issue up to $2 billion of commercial paper and we have domestic and international uncommitted credit lines aggregating $1.3 billion and $937.8 million at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and December 31, 2014 there were no outstanding commercial paper issuances or borrowings under the Credit Agreement and the uncommitted credit lines.

Available and unused credit lines at September 30, 2015 and December 31, 2014 were (in millions):

	2015	2014
Credit Agreement	$2,500.0	$2,500.0
Uncommitted credit lines	1,267.7	937.8
Available and unused credit lines	$3,767.7	$3,437.8
The Credit Agreement contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At September 30, 2015 we were in compliance with these covenants as our Leverage Ratio was 2.1 times and our Interest Coverage Ratio was 12.6 times. The Credit Agreement does not limit our ability to declare or pay dividends or repurchase our common stock.

Short-Term Borrowings

Short-term borrowings of $9.7 million and $7.2 million at September 30, 2015 and December 31, 2014, respectively, represent bank overdrafts and credit lines of our international subsidiaries. These borrowings are treated as unsecured loans pursuant to the agreements supporting the facilities. Due to the short-term nature of these borrowings, carrying value approximates fair value.

Long-Term Notes Payable

Long-term notes payable at September 30, 2015 and December 31, 2014 were (in millions):

	2015	2014
5.9% Senior Notes due 2016	$1,000.0	$1,000.0
6.25% Senior Notes due 2019	500.0	500.0
4.45% Senior Notes due 2020	1,000.0	1,000.0
3.625% Senior Notes due 2022	1,250.0	1,250.0
3.65% Senior Notes due 2024	750.0	750.0
Other notes and loans	0.4	0.5
	4,500.4	4,500.5
Unamortized premium (discount) on Senior Notes, net	10.4	11.1
Adjustment to carrying value for interest rate swaps	94.8	51.4
	4,605.6	4,563.0
Current portion of debt	(1,003.4)	(0.4)
Long-term notes payable	$3,602.2	$4,562.6

In connection with the maturity of our $1 billion 5.9% Senior Notes on April 15, 2016 (“2016 Notes”), on March 26, 2015, we entered into a $1 billion receive floating (three month LIBOR) pay fixed (2.3209%) forward-starting 10-year interest rate swap. The swap mitigates the risk of changes in the semi-annual interest payments during the period from March 26, 2015 to May 2, 2016, the contractual termination date of the swap, and effectively locks in the fixed interest rate, excluding the effect of our credit spread, on any refinancing of the 2016 Notes. The swap is designated as a cash flow hedge of the semi-annual interest rate payments attributable to changes in the benchmark interest rate. We expect that the swap will have almost no ineffectiveness and is carried on the balance sheet at fair value. Any net gain or loss on the swap is recorded in accumulated other comprehensive income. Upon termination of the swap, any gain or loss will be amortized to interest expense over the life of the new debt or will be recorded in our results of operations if the refinancing is not completed. At September 30, 2015, we recorded a liability of $15.8 million, which is included in other current liabilities and the related loss of $9.2 million, net of income taxes, is recorded in other comprehensive income. The 2016 Notes are classified as current.

In 2014, we entered into receive fixed pay floating interest rate swaps on the $1.25 billion principal amount of our 3.625% Senior Notes due 2022 (“2022 Notes”) and on the $1 billion principal amount of our 4.45% Senior Notes due 2020 (“2020 Notes”). The interest rate swaps hedge the risk of changes in fair value of the 2022 Notes and the 2020 Notes attributable to changes in the benchmark LIBOR interest rate. Under the swap contracts, we receive fixed interest rate payments equal to the coupon interest rate on the 2022 Notes and the 2020 Notes and pay a variable interest rate on the total principal amount of the notes, equal to three month LIBOR in arrears, plus a spread of 1.05% on the 2022 Notes and a spread of 2.16% on the 2020 Notes. The swaps qualify and are designated as fair value hedges on the 2022 Notes and 2020 Notes and have the economic effect of converting the 2022 Notes and the 2020 Notes from fixed rate debt to floating rate debt. Gains and losses attributed to changes in the fair value of the interest rate swaps substantially offset changes in the fair value of the 2022 Notes and the 2020 Notes attributed to changes in the benchmark interest rate. The net interest settlement is recorded in interest expense. At September 30, 2015 and December 31, 2014, we recorded a receivable, which is included in other assets, of $91.5 million and $42.7 million, respectively, representing the fair value of the swaps that was substantially offset by the increase in the carrying value of the 2022 Notes and the 2020 Notes reflecting the change in fair value of the notes. Accordingly, any hedge ineffectiveness was not material to our results of operations.
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

Revenue and long-lived assets and goodwill by geographic area as of and for the periods ended September 30, 2015 and 2014 were (in millions):

	Americas	EMEA	Asia Pacific
2015
Revenue - Three months ended	$2,292.0	$1,027.8	$386.8
Revenue - Nine months ended	6,807.1	3,035.9	1,138.1
Long-lived assets and goodwill	6,107.8	2,750.4	515.8
2014
Revenue - Three months ended	$2,224.4	$1,119.5	$405.7
Revenue - Nine months ended	6,600.9	3,355.1	1,166.7
Long-lived assets and goodwill	6,103.9	2,902.1	582.8

The Americas comprises North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes Mexico. EMEA comprises the United Kingdom, the Euro currency countries, other European countries that have not adopted the European Union Monetary standard, the Middle East and Africa. Asia Pacific comprises Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for the three months ended September 30, 2015 and 2014 was $2,098.5 million and $2,004.3 million, respectively, and for the nine months ended September 30, 2015 and 2014 was $6,203.0 million and $5,937.4 million, respectively.

7. Income Taxes
Our effective tax rate for the nine months ended September 30, 2015 increased to 32.8% from 32.6% for the nine months ended September 30, 2014. The effective tax rate for the nine months ended September 30, 2014 reflects the recognition of an income tax benefit of approximately $11 million related to previously incurred expenses for the proposed merger with Publicis Groupe S.A. (“Publicis”). On May 8, 2014, the proposed merger was terminated. Prior to the termination of the merger, the majority of the merger costs, which were incurred in 2013, were capitalized for income tax purposes and the related tax benefits were not recorded. Because the merger was terminated, the merger costs were no longer required to be capitalized for income tax purposes. Excluding the income tax benefit of $11 million related to the proposed merger, the effective tax rate for the first nine months of 2014 was 33.5%. The decrease in the effective tax rate for the nine months ended September 30, 2015 from the effective tax rate for the nine months ended September 30, 2014 excluding the income tax benefit related to the proposed merger, is primarily due to a legal entity restructuring of our European operations. As a result of the reorganization, a certain portion of the foreign earnings in the affected countries is subject to lower effective tax rates.
At September 30, 2015, our net unrecognized tax benefits were $60.9 million. Of this amount, approximately $50.8 million would affect our effective tax rate upon resolution of the uncertain tax positions.
8. Pension and Other Postemployment Benefits

Defined Benefit Pension Plans
The components of net periodic benefit cost for the nine months ended September 30, 2015 and 2014 were (in millions):

	2015	2014
Service cost	$3.7	$5.5
Interest cost	5.2	5.5
Expected return on plan assets	(2.3)	(2.2)
Amortization of prior service cost	3.1	3.2
Amortization of actuarial (gains) losses	4.3	1.4
	$14.0	$13.4
We contributed $0.8 million and $0.7 million to our defined benefit pension plans in the nine months ended September 30, 2015 and 2014, respectively.

Postemployment Arrangements
The components of net periodic benefit cost for the nine months ended September 30, 2015 and 2014 were (in millions):

	2015	2014
Service cost	$3.6	$3.0
Interest cost	3.2	3.3
Amortization of prior service cost	2.4	1.6
Amortization of actuarial (gains) losses	1.2	0.6
	$10.4	$8.5
9. Operating Expenses
Operating expenses for the three and nine months ended September 30, 2015 and 2014 were (in millions):

	Three Months		Nine Months
	2015	2014	2015	2014
Salary and service costs	$2,832.6	$2,813.2	$8,243.1	$8,230.7
Office and general expenses	445.7	502.8	1,393.4	1,527.3
	$3,278.3	$3,316.0	$9,636.5	$9,758.0

10. Supplemental Cash Flow Data

The change in operating capital for the nine months ended September 30, 2015 and 2014 was (in millions):

	2015	2014
(Increase) decrease in accounts receivable	$(67.4)	$333.4
(Increase) decrease in work in process and other current assets	(367.0)	(333.5)
Increase (decrease) in accounts payable	(132.2)	(724.2)
Increase (decrease) in customer advances and other current liabilities	(68.1)	(252.1)
Change in other assets and liabilities, net	(36.1)	(115.5)
	$(670.8)	$(1,091.9)

Income taxes paid	$402.4	$420.9
Interest paid	$125.3	$147.1
11. Commitments and Contingent Liabilities

In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.
12. Changes in Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2015 and 2014 were (in millions):

2015	Unrealized Gain (Loss) on Cash Flow Hedge	Unrealized Gain (Loss) on Available-for-Sale Securities	Defined Benefit Pension and Postemployment Plans	Foreign Currency Translation	Total
January 1	$—	$(1.2)	$(92.1)	$(524.9)	$(618.2)
Other comprehensive income (loss) before reclassifications	(9.2)	0.3	—	(361.1)	(370.0)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	6.6	—	6.6
Other comprehensive income (loss)	(9.2)	0.3	6.6	(361.1)	(363.4)
September 30	$(9.2)	$(0.9)	$(85.5)	$(886.0)	$(981.6)

2014
January 1	$—	$(1.6)	$(68.8)	$(121.2)	$(191.6)
Other comprehensive income (loss) before reclassifications	—	0.3	—	(232.9)	(232.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	4.1	—	4.1
Other comprehensive income (loss)	—	0.3	4.1	(232.9)	(228.5)
September 30	$—	$(1.3)	$(64.7)	$(354.1)	$(420.1)
Reclassifications from accumulated other comprehensive income (loss) for the nine months ended September 30, 2015 and 2014 were (in millions):

	2015	2014
Amortization of defined benefit pension and postemployment plans:
Prior service cost	$5.5	$4.8
Actuarial (gains) losses	5.5	2.0
Net periodic benefit cost (see Note 8)	11.0	6.8
Income taxes	4.4	2.7
Periodic benefit cost, net of income taxes	$6.6	$4.1

13. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014 were (in millions):

2015	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$1,427.5			$1,427.5
Short-term investments	2.5			2.5
Available-for-sale securities	5.0			5.0
Interest rate and foreign currency derivative instruments		$92.1		92.1
Liabilities:
Interest rate and foreign currency derivative instruments		$16.3		$16.3
Contingent purchase price obligations			$327.7	327.7

2014
Assets:
Cash and cash equivalents	$2,388.1			$2,388.1
Short-term investments	2.2			2.2
Available-for-sale securities	4.9			4.9
Interest rate and foreign currency derivative instruments		$43.1		43.1
Liabilities:
Foreign currency derivative instruments		$0.4		$0.4
Contingent purchase price obligations			$300.7	300.7
The changes in Level 3 contingent purchase price obligations for the nine months ended September 30, 2015 and 2014 were (in millions):

	2015	2014
January 1	$300.7	$220.2
Acquisitions	68.2	103.1
Revaluation and interest	26.3	0.1
Payments	(55.6)	(74.5)
Foreign currency translation	(11.9)	(7.9)
September 30	$327.7	$241.0
The carrying amount and fair value of our financial instruments at September 30, 2015 and December 31, 2014 were (in millions):

	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$1,427.5	$1,427.5	$2,388.1	$2,388.1
Short-term investments	2.5	2.5	2.2	2.2
Available-for-sale securities	5.0	5.0	4.9	4.9
Interest rate and foreign currency derivative instruments	92.1	92.1	43.1	43.1
Cost method investments	21.6	21.6	21.8	21.8
Liabilities:
Short-term borrowings	$9.7	$9.7	$7.2	$7.2
Interest rate and foreign currency derivative instruments	16.3	16.3	0.4	0.4
Contingent purchase price obligations	327.7	327.7	300.7	300.7
Debt	4,605.6	4,692.3	4,563.0	4,754.9

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

We are a strategic holding company providing advertising and marketing services to clients through multiple agencies around the world. On a global, pan-regional and local basis, our agencies provide these services in the following disciplines: advertising, customer relationship management, or CRM, public relations and specialty communications. Our business model was built and continues to evolve around our clients. While our agencies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. The fundamental premise of our business is that our clients’ specific requirements should be the central focus in how we deliver our services and allocate our resources. This client-centric business model results in multiple agencies collaborating in formal and informal virtual networks that cut across internal organizational structures to deliver consistent brand messages for a specific client and execute against each of our clients’ specific marketing requirements. We continually seek to grow our business with our existing clients by maintaining our client-centric approach, as well as expanding our existing business relationships into new markets and with new clients. In addition, we pursue selective acquisitions of complementary companies with strong entrepreneurial management teams that typically currently serve or have the ability to serve our existing client base.

As a leading global advertising, marketing and corporate communications company, we operate in all major markets around the world and have a large and diverse client base. For the nine months ended September 30, 2015, our largest client accounted for 2.7% of our revenue and our 100 largest clients accounted for approximately 52% of our revenue. Our business is spread across a number of industry sectors with no one industry comprising more than 14% of our revenue for the nine months ended September 30, 2015. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.

As described in more detail below, in the first nine months of 2015 our revenue decreased 1.3%, or $141.6 million, compared to the first nine months of 2014. Beginning in the fourth quarter of 2014 and continuing into the third quarter of 2015, substantially all foreign currencies weakened against the U.S. Dollar. Changes in foreign exchange rates reduced revenue $772.5 million, or 7%, acquisitions net of dispositions increased revenue $20.3 million, or 0.2%, and organic growth increased revenue $610.6 million, or 5.5%.

Global economic conditions have a direct impact on our business and financial performance. In particular, a contraction in global economic conditions poses a risk that our clients may reduce future spending on advertising, marketing and corporate communications services which could reduce the demand for our services. In the first nine months of 2015, the United States experienced modest economic growth and the major economies of Asia maintained their moderate expansion. The economies of the Euro Zone remain unsettled and economic conditions in Brazil continued a downward trend that began in the second quarter of 2015. The economic and fiscal issues facing certain countries in the European Union continue to cause economic uncertainty in those markets; however, the impact on our business varies by market. We will continue to monitor economic conditions closely, client revenue levels and other factors and, in response to reductions in our client revenue, if necessary, we will take actions available to us to align our cost structure and manage working capital. There can be no assurance whether, or to what extent, our efforts to mitigate any impact of future adverse economic conditions, reductions in our client revenue, changes in client creditworthiness and other developments will be effective.

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

For the quarter ended September 30, 2015, our revenue decreased 1.1% compared to the quarter ended September 30, 2014. Changes in foreign exchange rates reduced revenue 7.2% and organic growth increased revenue 6.1%. Across our principal regional markets, the changes in revenue were: North America increased 4.8%, Europe decreased 8.4%, Latin America decreased 32.6% and Asia Pacific decreased 4.7%. In North America, moderate growth in the United States and Canada was partially offset by the weakening of the Canadian Dollar against the U.S. Dollar. In Europe, growth in the United Kingdom, or U.K., Germany and Spain was offset by the weakening of all major European currencies against the U.S. Dollar and negative performance in France and The Netherlands. The decrease in revenue in Latin America was a result of the weakening of all currencies in the region and weakness in Brazil, which offset strong growth in Mexico. In Brazil the decline resulted from a difficult comparison to the prior year period resulting from the recent general softness in the market. In Asia Pacific, strong growth across the region was offset by the weakening of all the currencies in the region. The change in revenue in the third quarter of 2015 compared to the third quarter of 2014, including the negative impact of currency changes, in our four fundamental disciplines was: advertising increased 1.6%, CRM decreased 5.7%, public relations decreased 2% and specialty communications increased 3.7%.

For the nine months ended September 30, 2015, our revenue decreased 1.3% compared to the nine months ended September 30, 2014. Changes in foreign exchange rates reduced revenue 7%, acquisitions net of dispositions increased revenue 0.2% and organic growth increased revenue 5.5%. Across our principal regional markets, the changes in revenue were: North America increased 4.5%, Europe decreased 10.2%, Latin America decreased 24.0% and Asia Pacific decreased 2.5%. In North America, moderate growth in the United States and Canada was partially offset by the weakening of the Canadian Dollar against the U.S. Dollar. In Europe, growth in the U.K., Germany and Spain was offset by the weakening of all major European currencies against the U.S. Dollar and negative performance in The Netherlands and France. The decrease in revenue in Latin America was a result of the weakening of all currencies in the region and weakness in Chile and Brazil, which offset strong growth in Mexico. In Brazil the decline resulted from a difficult comparison to the prior year period which included additional client spending related to the World Cup primarily in the second quarter of 2014 and a recent decline in economic conditions. In Asia Pacific, strong growth in Australia, China and Singapore was offset by the weakening of the currencies in the region. The change in revenue in the first nine months of 2015 compared to the first nine months of 2014, including the negative impact of currency changes, in our four fundamental disciplines was: advertising increased 0.4%, CRM decreased 5%, public relations decreased 0.4% and specialty communications increased 4.2%.

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

Salary and service costs tend to fluctuate in conjunction with changes in revenue and have been effected by the weakening of substantially all foreign currencies against the U.S. Dollar. Salary and service costs increased $19.4 million in the third quarter of 2015 compared to the third quarter of 2014 and increased $12.4 million in the first nine months of 2015 compared to the first nine months of 2014.

Office and general expenses are less directly linked to changes in our revenue than salary and service costs but have been similarly effected by the weakening of foreign currencies against the U.S. Dollar. Office and general expenses decreased $57.1 million, or 11.4%, in the third quarter of 2015 compared to the third quarter of 2014 and decreased $133.9 million, or 8.8%, in the first nine months of 2015 compared to the first nine months of 2014.

Operating margins and earnings before interest, taxes and amortization of intangible assets, or EBITA, margins for the third quarter were flat period-over-period at 11.6% and 12.3%, respectively. Operating margins for the first nine months decreased to 12.2% from 12.3% and EBITA margins for the first nine months were flat period-over-period at 13.0%. In the first nine months of 2014, we incurred $8.8 million of expenses in connection with the proposed merger with Publicis Groupe, S.A., or Publicis, which were primarily comprised of professional fees. On May 8, 2014, the proposed merger was terminated.

Net interest expense in the third quarter of 2015 increased $4.5 million to $35.9 million from $31.4 million in the third quarter of 2014 and in the first nine months of 2015 increased $0.6 million to $104.7 million from $104.1 million in the first nine months of 2014. Interest expense increased $3.4 million to $45.6 million in the third quarter of 2015, primarily resulting from the interest expense on the 3.65% Senior Notes due 2024, or 2024 Notes, issued in October 2014, partially offset by the benefit from the interest rate swaps on the 3.625% Senior Notes due 2022, or 2022 Notes and the 4.45% Senior Notes due 2020, or 2020 Notes. Interest expense in the first nine months of 2015 decreased $1.4 million to $134.0 million, primarily resulting from the benefit from the interest rate swaps on the 2022 Notes and 2020 Notes, which offset the interest expense on the 2024 Notes. Interest income decreased $1.1 million to $9.7 million in the third quarter of 2015 and decreased $2.0 million to $29.3 million in the first nine months of 2015, resulting from lower interest earned on cash balances in our international treasury centers and the negative impact of changes in foreign exchange rates.

Our effective tax rate for the third quarter of 2015 decreased to 32.8% from 33.4% for the third quarter of 2014 primarily due to a legal entity restructuring of our European operations. As a result of the reorganization, a certain portion of the foreign earnings in the affected countries is subject to lower effective tax rates. Our effective tax rate for the first nine months of 2015 increased to 32.8% from 32.6% for the first nine months of 2014. The effective tax rate for the nine months ended September 30, 2014 reflects the recognition of an income tax benefit of approximately $11 million, related to expenses incurred in prior periods in connection with the proposed merger with Publicis, which was terminated on May 8, 2014. Prior to the termination of the merger, the majority of the merger costs, which were incurred in 2013, were capitalized for income tax purposes and the related tax benefits were not recorded. Because the merger was terminated, the merger costs were no longer required to be capitalized for income tax purposes. Excluding the income tax benefit related to the proposed merger, our effective tax rate for the nine months ended September 30, 2014 was 33.5%. The decrease in the tax rate for the nine months ended September 30, 2015 from the tax rate for the nine months ended September 30, 2014 excluding the income tax benefit related to the proposed merger is in line with the reduction in the third quarter.

Net income - Omnicom Group Inc. in the third quarter of 2015 decreased $4.5 million, or 1.8%, to $239.3 million from $243.8 million in the third quarter of 2014 and net income - Omnicom Group Inc. in the first nine months of 2015 decreased $12.2 million, or 1.6%, to $762.3 million from $774.5 million in the first nine months of 2014. The period-over-period change is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 2.1% to $0.97 in the third quarter of 2015, compared to $0.95 in the third quarter of 2014 and diluted net income per common share - Omnicom Group Inc. increased 3.7% to $3.06 for the first nine months of 2015, compared to $2.95 for the first nine months of 2014 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for stock option exercises and shares issued under our employee stock purchase plan. Excluding the income tax benefit of approximately $11 million related to the proposed merger from the first nine months of 2014, net income - Omnicom Group Inc. was $763.3 million and diluted net income per common share - Omnicom Group Inc. was $2.91.

RESULTS OF OPERATIONS - Third Quarter 2015 Compared to Third Quarter 2014 (in millions):

	2015	2014
Revenue	$3,706.6	$3,749.6
Operating Expenses:
Salary and service costs	2,832.6	2,813.2
Office and general expenses	445.7	502.8
Total Operating Expenses	3,278.3	3,316.0
Add back: Amortization of intangible assets	26.4	26.9
	3,251.9	3,289.1
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	454.7	460.5
EBITA Margin - %	12.3%	12.3%
Deduct: Amortization of intangible assets	26.4	26.9
Operating Income	428.3	433.6
Operating Margin - %	11.6%	11.6%
Interest Expense	45.6	42.2
Interest Income	9.7	10.8
Income Before Income Taxes and Income From Equity Method Investments	392.4	402.2
Income Tax Expense	128.9	134.4
Income From Equity Method Investments	3.2	5.8
Net Income	266.7	273.6
Net Income Attributed To Noncontrolling Interests	27.4	29.8
Net Income - Omnicom Group Inc.	$239.3	$243.8

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

Revenue

In the third quarter of 2015, revenue decreased $43.0 million, or 1.1%, to $3,706.6 million from $3,749.6 million in the third quarter of 2014. Changes in foreign exchange rates reduced revenue $272.0 million, acquisitions net of dispositions increased revenue $1.4 million and organic growth increased revenue $227.6 million.

The components of revenue change for the third quarter of 2015 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
September 30, 2014	$3,749.6		$2,004.3		$1,745.3
Components of revenue change:
Foreign exchange impact	(272.0)	(7.2)%	—	—%	(272.0)	(15.6)%
Acquisitions, net of dispositions	1.4	—%	(9.1)	(0.5)%	10.5	0.6%
Organic growth	227.6	6.1%	103.3	5.2%	124.3	7.1%
September 30, 2015	$3,706.6	(1.1)%	$2,098.5	4.7%	$1,608.1	(7.9)%

The components and percentages are calculated as follows:

•
The foreign exchange impact is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $3,978.6 million for the Total column). The foreign exchange impact equals the difference between the current period revenue in U.S. Dollars and the current period revenue in constant currency ($3,706.6 million less $3,978.6 million for the Total column).

•
The acquisition component is calculated by aggregating the applicable prior period revenue of the acquired businesses, less revenue of any business included in the prior period revenue that was disposed of subsequent to the prior period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($3,749.6 million for the Total column).

For the third quarter of 2015, changes in foreign exchange rates reduced revenue by 7.2%, or $272.0 million, compared to the third quarter of 2014. Substantially all currencies have weakened against the U.S. Dollar, with the most significant impacts resulting from the weakening of the Euro and British Pound, as well as the Australian Dollar, Brazilian Real, Canadian Dollar and Russian Ruble.

Our results of operations are subject to risk from the translation to U.S. Dollars of the revenue and expenses of our foreign operations, which are generally denominated in their local currency. However, for the most part, because the revenue and expenses of our foreign operations are denominated in the same currency, the economic impact on our results of operations from changes in foreign exchange rates is minimized. Assuming exchange rates at October 15, 2015 remain unchanged, we expect the impact of changes in foreign exchange rates to reduce revenue by approximately 6% for the year and 5% in the fourth quarter of 2015.

Revenue for the third quarter 2015 and the percentage change in revenue and organic growth from the third quarter of 2014 in our principal regional markets were (in millions):

	$	% Change	% Organic Growth
Americas:
North America	$2,221.7	4.8%	6.3%
Latin America	70.3	(32.6)%	(6.9)%
EMEA:
Europe	967.4	(8.4)%	6.2%
Middle East and Africa	60.4	(5.4)%	0.4%
Asia Pacific	386.8	(4.7)%	8.6%
	$3,706.6	(1.1)%	6.1%

Europe comprises the U.K., the Euro currency countries, and other European countries that have not adopted the European Union Monetary standard. In the third quarter of 2015, the percentage of revenue attributed to the U.K. and the Euro currency and other European countries was 10.5% and 15.6%, respectively. In the third quarter of 2015, revenue increased 1.5% in the U.K.and decreased 14% in the Euro currency and other European countries.

In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change during the third quarter of 2015 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Revenue from our largest client represented 2.9% and 2.7% of our revenue for the third quarter of 2015 and 2014, respectively. Our ten largest and 100 largest clients represented 19.3% and 53.4% of our revenue for the third quarter of 2015, respectively, and 18.3% and 50.7% of our revenue for the third quarter of 2014, respectively.

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

Revenue for the third quarter of 2015 and 2014 and the percentage change in revenue and organic growth from the third quarter of 2014 by discipline were (in millions):

	Three Months Ended September 30,
	2015		2014		2015 vs. 2014
	$	% of Revenue	$	% of Revenue	$	% Change	% Organic Growth
Advertising	$1,882.1	50.8%	$1,853.3	49.4%	$28.8	1.6%	9.9%
CRM	1,232.7	33.2%	1,306.7	34.8%	(74.0)	(5.7)%	2.8%
Public relations	336.4	9.1%	343.3	9.2%	(6.9)	(2.0)%	(1.5)%
Specialty communications	255.4	6.9%	246.3	6.6%	9.1	3.7%	5.4%
	$3,706.6		$3,749.6		$(43.0)	(1.1)%	6.1%

We operate in a number of industry sectors. The percentage of our revenue by industry sector for the third quarter of 2015 and 2014 was:

	2015	2014
Food and Beverage	13%	13%
Consumer Products	10%	10%
Pharmaceuticals and Health Care	11%	10%
Financial Services	7%	7%
Technology	10%	9%
Auto	8%	8%
Travel and Entertainment	6%	6%
Telecommunications	5%	5%
Retail	6%	7%
Other	24%	25%
Looking ahead to the remainder of the year, barring unforeseen events and excluding the impact of changes in foreign exchange rates, as a result of continued strong operating performance by many of our agencies and new business activities, we expect our revenue to increase modestly in excess of the weighted average nominal GDP growth in our major markets.
Operating Expenses
Operating expenses for the third quarter of 2015 compared to the third quarter of 2014 were (in millions):

	Three Months Ended September 30,
	2015			2014			2015 vs. 2014
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change
Revenue	$3,706.6			$3,749.6			$(43.0)	(1.1)%
Operating Expenses:
Salary and service costs	2,832.6	76.4%	86.4%	2,813.2	75.0%	84.8%	19.4	0.7%
Office and general expenses	445.7	12.0%	13.6%	502.8	13.4%	15.2%	(57.1)	(11.4)%
Operating Expenses	3,278.3	88.4%		3,316.0	88.4%		(37.7)	(1.1)%
Operating Income	$428.3	11.6%		$433.6	11.6%		$(5.3)	(1.2)%

Salary and service costs tend to fluctuate in conjunction with changes in revenue and have been similarly effected by the weakening of substantially all foreign currencies against the U.S. Dollar in the quarter. Salary and service costs increased slightly in the third quarter of 2015, compared to the third quarter of 2014, reflecting increases related to changes in the mix of our business during the period.
Office and general expenses are less directly linked to changes in our revenue than salary and service costs but have been similarly effected by the weakening of foreign currencies against the U.S. Dollar in the quarter. Office and general expenses decreased $57.1 million in the third quarter of 2015, compared to the third quarter of 2014, reflecting the continuing effort by our agencies to reduce operating costs.
Operating margins and EBITA margins for the third quarter were unchanged quarter-over-quarter at 11.6% and 12.3%, respectively.
Net Interest Expense
Net interest expense in the third quarter of 2015 increased to $35.9 million from $31.4 million in the third quarter of 2014. In the third quarter of 2015, interest expense increased $3.4 million to $45.6 million, primarily resulting from the interest expense on the 2024 Notes, issued in October 2014, partially offset by the benefit from the interest rate swaps on the 2022 Notes and the 2020 Notes. Interest income decreased $1.1 million to $9.7 million in the third quarter of 2015, resulting from lower interest earned on cash balances in our international treasury centers and the negative impact of changes in foreign exchange rates.
Income Taxes
Our effective tax rate for the third quarter of 2015 decreased to 32.8% from 33.4% for the third quarter of 2014. The decrease in the tax rate for the third quarter of 2015 from the tax rate for the third quarter of 2014 is primarily due to a legal entity restructuring of our European operations. As a result of the reorganization, a certain portion of the foreign earnings in the affected countries is subject to lower effective tax rates.
Net Income Per Common Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the third quarter of 2015 decreased $4.5 million, or 1.8%, to $239.3 million, from $243.8 million in the third quarter of 2014. The period-over-period decrease is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 2.1% to $0.97 in the third quarter of 2015 compared to $0.95 in the third quarter of 2014, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for stock option exercises and shares issued under our employee stock purchase plan.

RESULTS OF OPERATIONS - First Nine Months of 2015 Compared to First Nine Months of 2014 (in millions):

	2015	2014
Revenue	$10,981.1	$11,122.7
Operating Expenses:
Salary and service costs	8,243.1	8,230.7
Office and general expenses	1,393.4	1,527.3
Total Operating Expenses	9,636.5	9,758.0
Add back: Amortization of intangible assets	80.8	77.1
	9,555.7	9,680.9
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	1,425.4	1,441.8
EBITA Margin - %	13.0%	13.0%
Deduct: Amortization of intangible assets	80.8	77.1
Operating Income	1,344.6	1,364.7
Operating Margin - %	12.2%	12.3%
Interest Expense	134.0	135.4
Interest Income	29.3	31.3
Income Before Income Taxes and Income From Equity Method Investments	1,239.9	1,260.6
Income Tax Expense	406.9	410.9
Income From Equity Method Investments	6.2	10.4
Net Income	839.2	860.1
Net Income Attributed To Noncontrolling Interests	76.9	85.6
Net Income - Omnicom Group Inc.	$762.3	$774.5

In the first nine months of 2014, we incurred $8.8 million of expenses in connection with the proposed merger with Publicis, which were primarily comprised of professional fees. On May 8, 2014, the proposed merger was terminated.

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
Revenue

In the first nine months of 2015, revenue decreased $141.6 million, or 1.3%, to $10,981.1 million from $11,122.7 million in the first nine months of 2014. Changes in foreign exchange rates reduced revenue $772.5 million, acquisitions net of dispositions increased revenue $20.3 million and organic growth increased revenue $610.6 million.

The components of revenue change for the first nine months of 2015 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
September 30, 2014	$11,122.7		$5,937.4		$5,185.3
Components of revenue change:
Foreign exchange impact	(772.5)	(7.0)%	—	—%	(772.5)	(14.9)%
Acquisitions, net of dispositions	20.3	0.2%	(24.4)	(0.4)%	44.7	0.9%
Organic growth	610.6	5.5%	290.0	4.9%	320.6	6.2%
September 30, 2015	$10,981.1	(1.3)%	$6,203.0	4.5%	$4,778.1	(7.9)%

The components and percentages are calculated as follows:

•
The foreign exchange impact is calculated by first converting the current period’s local currency revenue using the average exchange rates from the equivalent prior period to arrive at a constant currency revenue (in this case $11,753.6 million for the Total column). The foreign exchange impact equals the difference between the current period revenue in U.S. Dollars and the current period revenue in constant currency ($10,981.1 million less $11,753.6 million for the Total column).

•
The acquisition component is calculated by aggregating the applicable prior period revenue of the acquired businesses, less revenue of any business included in the prior period revenue that was disposed of subsequent to the prior period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($11,122.7 million for the Total column).

For the first nine months of 2015, changes in foreign exchange rates reduced revenue by 7%, or $772.5 million, compared to the first nine months of 2014. Substantially all currencies have weakened against the U.S. Dollar, with the most significant impacts resulting from the weakening of the Euro and British Pound, as well as the Australian Dollar, Brazilian Real, Canadian Dollar and Russian Ruble.

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

Revenue for the first nine months of 2015 and the percentage change in revenue and organic growth from the first nine months of 2014 in our principal regional markets were (in millions):

	Revenue	% Change	% Organic Growth
Americas:
North America	$6,570.4	4.5%	5.7%
Latin America	236.7	(24.0)%	(4.8)%
EMEA:
Europe	2,847.6	(10.2)%	5.2%
Middle East and Africa	188.3	3.1%	7.5%
Asia Pacific	1,138.1	(2.5)%	7.7%
	$10,981.1	(1.3)%	5.5%

Europe comprises the U.K., and the Euro currency countries, and other European countries that have not adopted the European Union Monetary standard. In the first nine months of 2015, the percentage of revenue attributed to the U.K. and the Euro currency and other European countries was 10.1% and 15.9%, respectively. In the first nine months of 2015, revenue for the U.K. increased 0.2% and revenue decreased 15.8% in the Euro currency and other European countries.

In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change through the first nine months of 2015 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Revenue from our largest client represented 2.7% and 2.7% of our revenue for first nine months of 2015 and 2014, respectively. Our ten largest and 100 largest clients represented 18.6% and 52.3% of our revenue for the first nine months of 2015, respectively, and 18.2% and 50.6% of our revenue for the first nine months of 2014, respectively.

Revenue for the first nine months of 2015 and 2014 and the percentage change in revenue and organic growth from the first nine months of 2014 by discipline were (in millions):

	Nine Months Ended September 30,
	2015		2014		2015 vs. 2014
	$	% of Revenue	$	% of Revenue	$	% Change	% Organic Growth
Advertising	$5,513.4	50.2%	$5,491.4	49.4%	$22.0	0.4%	8.0%
CRM	3,644.1	33.2%	3,835.7	34.5%	(191.6)	(5.0)%	3.2%
Public relations	1,021.1	9.3%	1,025.6	9.2%	(4.5)	(0.4)%	0.6%
Specialty communications	802.5	7.3%	770.0	6.9%	32.5	4.2%	5.4%
	$10,981.1		$11,122.7		$(141.6)	(1.3)%	5.5%

We operate in a number of industry sectors. The percentage of our revenue by industry sector for the first nine months of 2015 and 2014 was:

Industry	2015	2014
Food and Beverage	13%	13%
Consumer Products	10%	10%
Pharmaceuticals and Health Care	11%	10%
Financial Services	7%	7%
Technology	9%	9%
Auto	8%	8%
Travel and Entertainment	6%	6%
Telecommunications	5%	5%
Retail	6%	7%
Other	25%	25%

Looking ahead to the remainder of the year, barring unforeseen events and excluding the impact of changes in foreign exchange rates, as a result of continued strong operating performance by many of our agencies and new business activities, we expect our revenue to increase modestly in excess of the weighted average nominal GDP growth in our major markets.
Operating Expenses

Operating expenses for the first nine months of 2015 compared to the first nine months of 2014 were (in millions):

	Nine Months Ended September 30,
	2015			2014			2015 vs. 2014
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change
Revenue	$10,981.1			$11,122.7			$(141.6)	(1.3)%
Operating Expenses:
Salary and service costs	8,243.1	75.1%	85.5%	8,230.7	74.0%	84.3%	12.4	0.2%
Office and general expenses	1,393.4	12.7%	14.5%	1,527.3	13.7%	15.7%	(133.9)	(8.8)%
Operating Expenses	9,636.5	87.8%		9,758.0	87.7%		(121.5)	(1.2)%
Operating Income	$1,344.6	12.2%		$1,364.7	12.3%		$(20.1)	(1.5)%

Salary and service costs tend to fluctuate in conjunction with changes in revenue and have been similarly effected by the weakening of substantially all foreign currencies against the U.S. Dollar in the first nine months of 2015. Salary and service costs increased slightly for the first nine months of 2015, compared to the first nine months of 2014, reflecting increases related to changes in the mix of our business during the period.

Office and general expenses are less directly linked to changes in our revenue than salary and service costs but have been similarly effected by the weakening of foreign currencies against the U.S. Dollar in the first nine months of 2015. Office and general expenses decreased $133.9 million in the first nine months of 2015, compared to the first nine months of 2014, reflecting the continuing effort by our agencies to reduce operating costs.

Operating margins for the the first nine months decreased sightly period-over-period to 12.2% from 12.3% and EBITA margins were unchanged period-over-period at 13.0%. In the first nine months of 2014, we incurred $8.8 million of expenses in connection with the proposed merger with Publicis, which were primarily comprised of professional fees. On May 8, 2014, the proposed merger was terminated.
Net Interest Expense

Net interest expense increased sightly to $104.7 million in the first nine months of 2015, compared to $104.1 million in the first nine months of 2014. In the first nine months of 2015, interest expense decreased $1.4 million to $134.0 million, primarily resulting from the benefit from the interest rate swaps on the 2022 Notes and the 2020 Notes, which offset the interest expense on the 2024 Notes, issued in October 2014. Interest income decreased $2.0 million to $29.3 million in the first nine months of 2015, resulting from lower interest earned on cash balances in our international treasury centers and the negative impact of changes in foreign exchange rates.
Income Taxes

Our effective tax rate for the nine months ended September 30, 2015 increased to 32.8% from 32.6% for the nine months ended September 30, 2014. The effective tax rate for the nine months ended September 30, 2014 reflects the recognition of an income tax benefit of approximately $11 million, related to expenses incurred in prior periods in connection with the proposed merger with Publicis, which was terminated on May 8, 2014. Prior to the termination of the merger, the majority of the merger costs, which were incurred in 2013, were capitalized for income tax purposes and the related tax benefits were not recorded. Because the merger was terminated, the merger costs were no longer required to be capitalized for income tax purposes. Excluding the income tax benefit related to the proposed merger, our effective tax rate for the first nine months of 2014 was 33.5%. The decrease in the tax rate for the nine months ended September 30, 2015 from the tax rate for the nine months ended September 30, 2014 excluding the income tax benefit related to the proposed merger, is primarily due to a legal entity restructuring of our European operations. As a result of the reorganization, a certain portion of the foreign earnings in the affected countries is subject to lower effective tax rates.
Net Income Per Common Share - Omnicom Group Inc.

Net income - Omnicom Group Inc. for the first nine months of 2015 decreased $12.2 million, or 1.6%, to $762.3 million, from $774.5 million for the first nine months of 2014. The period-over-period decrease is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 3.7% to $3.06 in the first nine months of 2015 compared to $2.95 in the first nine months of 2014, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for stock option exercises and shares issued under our employee stock purchase plan. Excluding the income tax benefit of approximately $11 million related to the proposed merger from the first nine months of 2014, net income - Omnicom Group Inc. was $763.3 million and diluted net income per common share - Omnicom Group Inc. was $2.91.

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
LIQUIDITY AND CAPITAL RESOURCES

Cash Sources and Requirements
The majority of our non-discretionary cash requirements is funded from operating cash flow and cash on hand. Working capital is our principal non-discretionary funding requirement. In addition, we have contractual obligations related to our senior notes, recurring business operations, primarily related to lease obligations, as well as contingent purchase price obligations (earn-outs) for acquisitions made in prior years. Our $1 billion 5.9% Senior Notes, or 2016 Notes, mature on April 15, 2016. The 2016 Notes are classified as current.
Our principal discretionary cash uses include dividend payments to common shareholders, capital expenditures, payments for strategic acquisitions and repurchases of our common stock. Our discretionary spending is funded from operating cash flow and cash on hand, as well as, if needed, other available sources of funding, such as issuing commercial paper, borrowing under our domestic and international credit lines or our $2.5 billion revolving credit facility, or Credit Agreement, or other long-term borrowings to finance these activities. We expect to have sufficient liquidity to fund both our non-discretionary cash requirements and our discretionary spending through 2015. However, we may access the capital markets at any time if favorable conditions exist.
We have a seasonal cash requirement normally peaking during the second quarter of the year primarily due to the timing of payments for incentive compensation, income taxes and contingent purchase price obligations. This typically results in a net borrowing requirement that decreases over the balance of the year.
During the first nine months of 2015, we generated $440.8 million of cash from operations, which included the use of operating capital of $670.8 million. Our discretionary spending during the first nine months of 2015 was: capital expenditures of $145.6 million; dividends paid to common shareholders of $373.9 million; dividends paid to shareholders of noncontrolling interests of $86.7 million; repurchases of our common stock, net of proceeds from stock option exercises and related tax benefits and common stock sold to our employee stock purchase plan, of $473.7 million; and, acquisition payments, including payment of contingent purchase price obligations and acquisition of additional shares of noncontrolling interests, net of cash acquired, of $99.5 million. In the first nine months of 2015, the impact of the translation of foreign cash balances to U.S. Dollars reduced cash and cash equivalents by $210.7 million.

Cash Management
We manage our cash and liquidity centrally through our regional treasury centers in North America, Europe and Asia. The treasury centers are managed by our wholly owned finance subsidiaries. Each day, operations with excess funds invest these funds with their regional treasury center. Likewise, operations that require funds borrow from their regional treasury center. The treasury centers aggregate the net position which is either invested with or borrowed from third parties. To the extent that our treasury centers require liquidity, they have the ability to access our uncommitted credit lines, the Credit Agreement or issue up to $2 billion of U.S. Dollar-denominated commercial paper. This process enables us to manage our debt balances more efficiently and utilize our cash more effectively, as well as manage our risk to foreign exchange rate changes. In countries where we either do not conduct treasury operations or it is not feasible for one of our treasury centers to fund net borrowing requirements on an intercompany basis, we arrange for local currency uncommitted credit lines.
Cash and cash equivalents decreased $960.6 million from December 31, 2014 and short-term investments increased $0.3 million from December 31, 2014. Short-term investments principally consist of time deposits with financial institutions that we expect to convert into cash within our current operating cycle, generally one year.
Our net debt position, which we define as total debt outstanding less cash and cash equivalents and short-term investments, increased $1.0 billion at September 30, 2015, as compared to December 31, 2014. The increase is primarily due to the typical use of operating capital during the first nine months of the year of $670.8 million and the impact of changes in foreign currencies on the translation of foreign cash balances to U.S. Dollars which reduced cash and cash equivalents by $210.7 million. The negative impact of changes in foreign currencies on the translation of our foreign cash balances to U.S. Dollars for the twelve months ended September 30, 2015 was approximately $370 million, however our treasury operations have been able to minimize the realized reduction on our foreign cash balances.

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
At September 30, 2015, our total cash and cash equivalents were $1.4 billion, of which our foreign subsidiaries held approximately $1.2 billion. The majority of this cash is available to us, net of any taxes payable upon repatriation to the United States. Changes in international tax rules or changes in U.S. tax rules and regulations covering international operations and foreign tax credits may affect our future reported financial results or the way we conduct our business.
We have policies governing counterparty credit risk with financial institutions that hold our cash and cash equivalents and we have deposit limits for each institution. In countries where we conduct treasury operations, generally the counterparties are either branches or subsidiaries of the institutions that are party to the Credit Agreement. These institutions generally have credit ratings equal to or better than our credit ratings. In countries where we do not conduct treasury operations, we ensure that all cash and cash equivalents are held by counterparties that meet specific minimum credit standards.

Debt Instruments and Related Covenants
As a source of short-term financing to fund our day-to-day liquidity we can issue up to $2 billion of commercial paper or borrow under our uncommitted domestic and international credit lines or Credit Agreement. On July 31, 2015, we extended the maturity of our Credit Agreement to July 31, 2020. At September 30, 2015, there were no outstanding commercial paper issuances or borrowings under our uncommitted credit lines or the Credit Agreement.
Commercial paper activity for the quarters ended September 30, 2015 and 2014 was (dollars in millions):

	2015	2014
Average amount outstanding during the quarter	$1,244.1	$1,425.1
Maximum amount outstanding during the quarter	$1,597.6	$1,795.2
Total issuances during the quarter	$6,042.0	$5,270.4
Average days outstanding	18.9	24.9
Weighted average interest rate	0.48%	0.29%
At September 30, 2015, short-term borrowings of $9.7 million are comprised of bank overdrafts and lines of credit of our international subsidiaries. These borrowings are treated as unsecured loans pursuant to the agreements supporting the facilities.
The Credit Agreement contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At September 30, 2015 we were in compliance with these covenants as our Leverage Ratio was 2.1 times and our Interest Coverage Ratio was 12.6 times. The Credit Agreement does not limit our ability to declare or pay dividends or repurchase our common stock.
In connection with the upcoming maturity of the 2016 Notes, on March 26, 2015 we entered into a $1 billion receive floating (three month LIBOR) pay fixed (2.3209%) forward-starting 10-year interest rate swap. The swap mitigates the risk of changes in the semi-annual interest payments during the period from March 26, 2015 to May 2, 2016, the contractual termination date of the swap, and effectively locks in the fixed interest rate, excluding the effect of our credit spread, on any refinancing of the 2016 Notes. The swap is designated as a cash flow hedge of the semi-annual interest rate payments attributable to changes in the benchmark interest rate. We expect that the swap will have almost no ineffectiveness and is carried on the balance sheet at fair value and any net gain or loss on the swap is recorded in accumulated other comprehensive income. Upon termination of the swap, any gain or loss will be amortized to interest expense or will be recorded in our results of operations if the refinancing is not completed.

Credit Markets and Availability of Credit

We will continue to take actions available to us to respond to changing economic conditions and actively manage our discretionary expenditures and we will continue to monitor and manage the level of credit made available to our clients. We believe that these actions, in addition to operating cash flow and the availability of our Credit Agreement, are sufficient to fund our working capital needs and our discretionary spending through the remainder of 2015.

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
CREDIT RISK

We provide advertising, marketing and corporate communications services to several thousand clients who operate in nearly every industry sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 2.7% of our revenue for the first nine months of 2015. However, during periods of economic downturn, the credit profiles of our clients could change.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2015, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 are appropriate.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of September 30, 2015. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A in our 2014 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock purchase activity during the three months ended September 30, 2015 was:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 2015	455,275	$70.49	—	—
August 2015	952,888	$72.62	—	—
September 2015	—	—	—	—
	1,408,163	$71.93	—	—

During the three months ended September 30, 2015, we purchased 1,240,000 shares of our common stock in the open market for general corporate purposes and withheld 168,163 shares from employees to satisfy estimated statutory income tax obligations related to stock option exercises and vesting of restricted stock. The value of the common stock withheld was based on the closing price of our common stock on the applicable exercise or vesting date.

There were no unregistered sales of our equity securities during the three months ended September 30, 2015.
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

OMNICOM GROUP INC.
Dated:	October 20, 2015	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)