Form 10-K
period 2015-12-31
OMNICOM GROUP INC.
filed 2016-02-09
CIK 29989

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR FISCAL YEAR ENDED DECEMBER 31, 2015
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
____________________________________________________________
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2015 was $16,891,929,000.

As of January 27, 2016, there were 239,590,579 shares of Omnicom Group Inc. Common Stock outstanding.

Portions of the Omnicom Group Inc. Definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 24, 2016 are incorporated by reference into Part III of this report to the extent described herein.

OMNICOM GROUP INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015

i

FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements, including statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, the Company or its representatives have made, or may make, forward-looking statements, orally or in writing. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of the Company’s management as well as assumptions made by, and information currently available to, the Company’s management. Forward-looking statements may be accompanied by words such as “aim,” “anticipate,” “believe,” “plan,” “could,” “should,” “would,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “will,” “possible,” “potential,” “predict,” “project” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside the Company’s control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include: international, national or local economic conditions that could adversely affect the Company or its clients; losses on media purchases and production costs incurred on behalf of clients; reductions in client spending, a slowdown in client payments and a deterioration in the credit markets; ability to attract new clients and retain existing clients in the manner anticipated; changes in client advertising, marketing and corporate communications requirements; failure to manage potential conflicts of interest between or among clients; unanticipated changes relating to competitive factors in the advertising, marketing and corporate communications industries; ability to hire and retain key personnel; currency exchange rate fluctuations; reliance on information technology systems; changes in legislation or governmental regulations affecting the Company or its clients; risks associated with assumptions the Company makes in connection with its critical accounting estimates and legal proceedings; and the Company’s international operations, which are subject to the risks of currency repatriation restrictions, social or political conditions and regulatory environment. The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that may affect the Company’s business, including those described in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Except as required under applicable law, the Company does not assume any obligation to update these forward-looking statements.
AVAILABLE INFORMATION
We file annual, quarterly and current reports and any amendments to those reports, proxy statements and other information with the U.S. Securities and Exchange Commission, or SEC. Documents we file with the SEC are available free of charge on our website at http://investor.omnicomgroup.com, as soon as reasonably practicable after such material is filed with the SEC. The information included on or available through our website is not part of this or any other report we file with the SEC. Any document that we file with the SEC is available on the SEC’s website at www.sec.gov and also may be read and copied at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information regarding the operation of the Public Reference Room.

ii

PART I
Introduction

This report is our 2015 annual report to shareholders and our 2015 Annual Report on Form 10-K, or 2015 10-K.

Omnicom Group Inc. is a leading global advertising, marketing and corporate communications company and through its branded networks and agencies provides those services to over 5,000 clients in more than 100 countries. The terms “Omnicom,” “the Company,” “we,” “our” and “us” each refer to Omnicom Group Inc. and its subsidiaries unless the context indicates otherwise.
Item 1. Business
Our Business

Omnicom, which was formed in 1986, is a strategic holding company and a leading global provider of advertising, marketing and corporate communications services. We operate in a highly competitive industry and compete against other global advertising and marketing services companies, as well as other independent companies. The proliferation of media channels, including the rapid development and integration of interactive technologies and mediums, has fragmented consumer audiences targeted by our clients. These developments make it more complex for marketers to reach their target audiences in a cost-effective way, causing them to turn to global service providers such as Omnicom for a customized mix of advertising and marketing services designed to make the best use of their total marketing expenditure.

Our branded networks and agencies, which operate in all major markets around the world, provide a comprehensive range of services in four fundamental disciplines: advertising, customer relationship management, or CRM, public relations and specialty communications. Although the medium used to reach a client’s target audience may differ across each of these disciplines, we develop and deliver the marketing message in a similar way by providing client-specific advertising and marketing services. Services included in these four disciplines are:

advertising	interactive marketing
brand consultancy	investor relations
content marketing	marketing research
corporate social responsibility consulting	media planning and buying
crisis communications	mobile marketing
custom publishing	multi-cultural marketing
data analytics	non-profit marketing
database management	organizational communications
direct marketing	package design
entertainment marketing	product placement
environmental design	promotional marketing
experiential marketing	public affairs
field marketing	public relations
financial/corporate business-to-business advertising	reputation consulting
graphic arts/digital imaging	retail marketing
healthcare communications	search engine marketing
instore design	social media marketing
sports and event marketing

Our business model was built and continues to evolve around our clients. While our networks and agencies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. The fundamental premise of our business is to deliver our services and allocate our resources based on the specific requirements of our clients. As clients increase their demands for marketing effectiveness and efficiency, they have tended to consolidate their business with larger, multi-disciplinary agencies or integrated groups of agencies. Accordingly, our business model requires that multiple agencies within Omnicom collaborate in formal and informal virtual client networks that cut across internal organizational structures to execute against our clients’ specific marketing requirements. We believe that this organizational philosophy, and our ability to execute it, differentiates us from our competitors.

Our networks and agencies that comprise our virtual client networks provide us with the ability to integrate services across all disciplines and geographies, meaning that the delivery of our services can, and does, take place across agencies, networks and geographic regions simultaneously. Further, we believe that our virtual network strategy facilitates better integration of services required by the demands of the marketplace for our services. Our over-arching business strategy is to continue to use our virtual networks to grow our business relationships with our clients.

The various components of our business, including revenue by discipline and geographic area, and material factors that affected us in 2015 are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, of this report. None of the acquisitions or dispositions, individually or in the aggregate, in the three year period ended December 31, 2015 was material to our results of operations or financial position. For information about our acquisitions, see Note 4 to the consolidated financial statements.
Geographic Regions

In 2015, our United States operations represented approximately 56% of our revenue. As discussed more fully in the Critical Accounting Policies section of the MD&A, our branded networks and agencies conduct business on a global basis and operate in the following geographic regions: The Americas, which includes North America and Latin America; EMEA, which includes Europe, the Middle East and Africa; and, Asia Pacific, which includes Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. The networks have regional reporting units that are responsible for the agencies in their region. Agencies within the regional reporting units serve similar clients in similar industries and in many cases the same clients and have similar economic characteristics. Accordingly, we provide financial information by geographic region in the MD&A and in Note 7 to the consolidated financial statements and segment information in Note 7.
Our Clients

Our clients operate in virtually every industry sector of the global economy. In many cases, multiple agencies or networks serve different brand and/or product groups within the same client. For example, in 2015, our largest client, which represented 2.7% of revenue, was served by more than 250 of our agencies and our 100 largest clients, which represented approximately 52% of revenue, were each served, on average, by more than 50 of our agencies.
Our Employees

At December 31, 2015, we employed approximately 74,900 people. The skill sets of our workforce across our agencies and within each discipline are similar. Common to all is the ability to understand a client’s brand or product and their selling proposition and to develop a unique message to communicate the value of the brand or product to the client’s target audience. Recognizing the importance of this core competency, we have established tailored training and education programs for our client service professionals around this competency. See the MD&A for a discussion of the effect of salary and related costs on our results of operations.
Executive Officers of the Registrant

At January 27, 2016, our executive officers were:

Name	Position	Age
Bruce Crawford	Chairman of the Board	86
John D. Wren	President and Chief Executive Officer	63
Philip J. Angelastro	Executive Vice President and Chief Financial Officer	51
Michael J. O’Brien	Senior Vice President, General Counsel and Secretary	54
Dennis E. Hewitt	Treasurer	71
Andrew L. Castellaneta	Senior Vice President, Chief Accounting Officer	57
Peter L. Swiecicki	Senior Vice President, Finance and Controller	57
Jonathan B. Nelson	CEO, Omnicom Digital	48

Each executive officer has held his present position for at least five years, except: Mr. Angelastro was named Executive Vice President and Chief Financial Officer in September 2014 and previously served as Senior Vice President Finance and Controller from 2002 until September 2014; Mr. Castellaneta was named Senior Vice President, Chief Accounting Officer in January 2015 and previously served as Assistant Controller from 2000 until January 2015; and, Mr. Swiecicki was named

Senior Vice President, Finance and Controller in January 2015 and previously served as Director of Business Operations from 2013 until January 2015 and previously held various positions with BBDO Worldwide from 1983 until 2013.

Additional information about our directors and executive officers will appear in our definitive proxy statement, which is expected to be filed with the SEC by April 14, 2016.
Item 1A. Risk Factors

Adverse economic conditions, a reduction in client spending, a deterioration in the credit markets, or a delay in client payments could have a material effect on our business, results of operations and financial position.

Adverse economic conditions have a direct impact on our business, results of operations and financial position. In particular, a global or regional economic downturn poses a risk that clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications projects. Such actions would reduce the demand for our services and could result in a reduction in revenue, which would adversely affect our business, results of operations and financial position. Adverse economic conditions, including a contraction in the availability of credit, may make it more difficult for us to meet our working capital requirements and such events could cause our clients to delay payment for our services or take other actions that would negatively affect our working capital. In such circumstances, we may need to obtain additional financing to fund our day-to-day working capital requirements, which may not be available on favorable terms, or at all. Even if we take action to respond to adverse economic conditions and reductions in revenue by aligning our cost structure and managing our working capital, such actions may not be effective.

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

In addition, our methods of managing the risk of payment default, including obtaining credit insurance, requiring payment in advance, mitigating the potential loss in the marketplace or negotiating with media providers, may be less available or unavailable during a severe economic downturn.

Clients periodically review and change their advertising, marketing and corporate communications requirements and relationships. If we are unable to remain competitive or retain key clients, our business, results of operations and financial position may be adversely affected.

We operate in a highly competitive industry. Key competitive considerations for retaining existing clients and winning new clients include our ability to develop solutions that meet client needs in a rapidly changing environment, the quality and effectiveness of our services and our ability to serve clients efficiently, particularly large multinational clients, on a broad geographic basis. While many of our client relationships are long-standing, from time to time clients put their advertising, marketing and corporate communications business up for competitive review. We have won and lost accounts in the past as a result of these reviews. To the extent that we are not able to remain competitive or retain key clients, our revenue may be adversely affected, which could have a material adverse effect on our business, results of operations and financial position.

The loss of several of our largest clients could have a material adverse effect on our business, results of operations and financial position.

In 2015, approximately 52% of our revenue came from our 100 largest clients. Clients generally are able to reduce or cancel their current or future spending on advertising, marketing and corporate communications projects at any time on short notice for any reason. A significant reduction in spending on our services by our largest clients, or the loss of several of our largest clients, if not replaced by new clients or an increase in business from existing clients, would adversely affect our revenue and could have a material adverse effect on our business, results of operations and financial position.

Acquiring new clients and retaining existing clients depends on our ability to avoid and manage conflicts of interest arising from other client relationships, retaining key personnel and maintaining a highly skilled workforce.

Our ability to acquire new clients and to retain existing clients may, in some cases, be limited by clients’ perceptions of, or policies concerning, conflicts of interest arising from other client relationships. If we are unable to maintain multiple agencies to manage multiple client relationships and avoid potential conflicts of interests, our business, results of operations and financial position may be adversely affected.

Our employees are our most important assets and our ability to attract and retain key personnel is an important aspect of our competitiveness. If we are unable to attract and retain key personnel, our ability to provide our services in the manner clients have come to expect may be adversely affected, which could harm our reputation and result in a loss of clients, which could have a material adverse effect on our business, results of operations and financial position.

Currency exchange rate fluctuations could impact our business, results of operations and financial position.

Our international operations represent approximately 44% of our revenue. We operate in all major international markets including the European Union, the United Kingdom, Australia, Brazil, Canada, China and Japan. Our agencies transact business in more than 50 different currencies. Substantially all of our foreign operations transact business in their local currency and accordingly, their financial statements are translated into U.S. Dollars. As a result, both adverse and beneficial fluctuations in foreign exchange rates would impact our business, results of operations and financial position.

We rely extensively on information technology systems and cybersecurity incidents could adversely affect us.

We rely on information technology systems and infrastructure to process, store and transmit data, including personally identifiable information, summarize results and manage our business, including maintaining client advertising and marketing information. Our information technology systems are potentially vulnerable to system failures and network disruptions, malicious intrusion and random attack. Likewise, data security incidents and breaches by employees and others with or without permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. Additionally, we use third parties, including cloud providers, to store, transmit or process data. There can be no assurance that the measures we have taken to protect our data and information technology systems will prevent system failures or network disruptions or breaches in our systems, or in the systems of third parties we use, and such events could adversely affect our reputation or business.

Government regulation and consumer advocates may limit the scope and content of our services, which could affect our ability to meet our clients’ needs, which could have a material adverse effect on our business, results of operations and financial position.

Government agencies and consumer groups directly or indirectly affect or attempt to affect the scope, content and manner of presentation of advertising, marketing and corporate communications services, through regulation or other governmental action, which could affect our ability to meet our clients’ needs. Such regulation may seek, among other things, to limit the tax deductibility of advertising expenditures by certain industries or for certain products and services. In addition, there has been a tendency on the part of businesses to resort to the judicial system to challenge advertising practices and claims, which could cause our clients affected by such actions to reduce their spending on our services. Any limitation or judicial action that affects our ability to meet our clients' needs or reduces client spending on our services could have a material adverse effect on our business, results of operations and financial position.

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

As a global business we face certain risks of doing business internationally and we are exposed to risks from operating in high-growth markets and developing countries, which could have a material adverse effect on our business, results of operations and financial position.

We face a number of risks associated with a global business. The operational and financial performance of our businesses are typically tied to global and regional economic conditions, competition for new business and talented staff, currency fluctuation, political conditions, regulatory environment and other risks associated with extensive international operations. In addition, we conduct business in numerous high-growth markets and developing countries which tend to have longer billing collection cycles, currency repatriation restrictions and commercial laws that can be undeveloped, vague, inconsistently enforced, retroactively applied or frequently changed. The risks associated with our international operations could have a material adverse effect on our business, results of operations and financial position. Additionally, we are subject to U.S. and international anti-corruption and anti-bribery laws, including the Foreign Corrupt Practices Act of 1977, in all jurisdictions where we operate. These laws are complex and stringent and any violation of these laws could have an adverse effect on our business and reputation. For financial information by geographic region, see Note 7 to the consolidated financial statements.

We may be unsuccessful in evaluating material risks involved in completed and future acquisitions.

We regularly evaluate potential acquisitions of businesses that are complementary to our businesses and client needs. As part of the evaluation, we conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in any particular transaction. Despite our efforts, we may be unsuccessful in ascertaining or evaluating all such risks. As a result, the intended advantages of any given acquisition may not be realized. If we fail to identify certain material risks from one or more acquisitions, our business, results of operations and financial position could be adversely affected.

Our goodwill may become impaired, which could have a material adverse effect on our business, results of operations and financial position.

In accordance with generally accepted accounting principles in the United States, or U.S. GAAP or GAAP, we have recorded a significant amount of goodwill related to our acquisitions; a substantial portion of which represents the specialized know-how of the acquired workforce. As discussed in Note 2 to the consolidated financial statements, we review the carrying value of goodwill for impairment annually at the end of the second quarter of the year and whenever events or circumstances indicate the carrying value may not be recoverable. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. While we have concluded, for each year presented in the financial statements included in this report, that our goodwill is not impaired, future events could cause us to conclude that the asset values associated with a given operation may become impaired. Any resulting non-cash impairment charge could have a material adverse effect on our business, results of operations and financial position.

We could be affected by future laws or regulations enacted in response to climate change concerns and other actions.

Generally, our businesses are not directly affected by current cap and trade laws and other regulatory requirements aimed at mitigating the impact of climate change by reducing emissions or otherwise; although, our businesses could be in the future. However, we could be indirectly affected by increased prices for goods or services provided to us by companies that are directly affected by these laws and regulations and pass their increased costs through to their customers. Further, if our clients are impacted by such laws or requirements, either directly or indirectly, their spending for advertising and marketing services may decline, which could adversely impact our business, results of operations and financial position. Additionally, to comply with potential future changes in environmental laws and regulations, we may need to incur additional costs; therefore, at this time, we cannot estimate what impact such costs may have on our business, results of operations and financial position.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties

We conduct business in offices throughout the world. We lease substantially all our office space and the facility requirements of our businesses are similar across geographic regions and disciplines. We believe that our facilities are adequate for our current operations and are well maintained. Our principal corporate offices are located at 437 Madison Avenue, New York, New York; One East Weaver Street, Greenwich, Connecticut and 525 Okeechobee Boulevard, West Palm Beach, Florida. We also maintain executive offices in London, England; Shanghai, China and Singapore.

We lease substantially all our office space under operating leases that expire at various dates. Lease obligations of our foreign operations are generally denominated in their local currency. Office base rent expense in 2015, 2014 and 2013 was $331.5 million, $361.9 million and $369.3 million, respectively, net of rent received from non-cancelable third-party subleases of $11.0 million, $11.2 million and $10.6 million, respectively.

Future minimum office base rent under non-cancelable operating leases, net of rent receivable from existing non-cancelable third-party subleases, is (in millions):

Net Rent
2016	$276.8
2017	207.7
2018	169.0
2019	145.7
2020	122.5
Thereafter	419.3
$1,341.0

See Note 14 to the consolidated financial statements for a description of our lease commitments and the MD&A for a description of the impact of leases on our operating expenses.
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
Item 4. Mine Safety Disclosures

Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the New York Stock Exchange, or NYSE, under the symbol “OMC.” As of January 27, 2016, there were 2,194 registered holders of our common stock.

The quarterly high and low sales prices for our common stock reported by the NYSE and dividends paid per share for 2015 and 2014 were:

	High	Low	Dividends Paid Per Share
2015
First Quarter	$80.98	$71.98	$0.50
Second Quarter	79.28	69.02	0.50
Third Quarter	74.56	64.31	0.50
Fourth Quarter	77.57	64.44	0.50

2014
First Quarter	$76.87	$70.59	$0.40
Second Quarter	72.84	65.43	0.50
Third Quarter	74.14	68.32	0.50
Fourth Quarter	78.49	64.03	0.50

Stock repurchases during the three months ended December 31, 2015 were:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2015	106,826	$71.50	—	—
November 2015	4,484	72.36	—	—
December 2015	2,818,733	75.12	—	—
	2,930,043	$74.98	—	—

During the three months ended December 31, 2015, we purchased 2,800,000 shares of our common stock in the open market for general corporate purposes and withheld 130,043 shares from employees to satisfy estimated statutory income tax obligations related to restricted stock vesting and stock option exercises. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting or exercise date.

There were no unregistered sales of equity securities during the three months ended December 31, 2015.

For information on securities authorized for issuance under our equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which relevant information will be included under the caption “Equity Compensation Plans” in our definitive proxy statement, which is expected to be filed with the SEC by April 14, 2016.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes that begin on page F-1 of this report, as well as the MD&A.

	(In millions, except per share amounts)
For the years ended December 31:	2015	2014	2013	2012	2011
Revenue	$15,134.4	$15,317.8	$14,584.5	$14,219.4	$13,872.5
Operating Income	1,920.1	1,944.1	1,825.3	1,804.2	1,671.1
Net Income - Omnicom Group Inc.	1,093.9	1,104.0	991.1	998.3	952.6
Net Income Per Common Share - Omnicom Group Inc.:
Basic	4.43	4.27	3.73	3.64	3.38
Diluted	4.41	4.24	3.71	3.61	3.33
Dividends Declared Per Common Share	2.00	1.90	1.60	1.20	1.00
	(In millions)
At December 31:	2015	2014	2013	2012	2011
Cash and cash equivalents and short-term investments	$2,619.7	$2,390.3	$2,728.7	$2,698.9	$1,805.0
Total Assets	22,110.7	21,428.4	21,980.4	21,971.4	20,323.4
Long-Term Obligations:
Long-term debt	3,564.2	4,542.1	3,763.3	3,768.8	2,510.6
Convertible debt	—	—	252.7	659.4	659.4
Long-term liabilities	800.5	774.3	685.1	739.9	602.0
Total Shareholders’ Equity	2,452.4	2,850.0	3,582.4	3,460.8	3,504.3

In 2014 and 2013, we incurred $8.8 million and $41.4 million, respectively, of expenses in connection with the proposed merger with Publicis Groupe S.A., or Publicis, which were primarily comprised of professional fees. On May 8, 2014, the proposed merger was terminated. Excluding the effect of the merger expenses from both years, Operating Income, Net Income - Omnicom Group Inc. and Diluted Net Income per Common Share - Omnicom Group Inc. for the years ended December 31, 2014 and 2013 were $1,952.9 million, $1,101.4 million and $4.23 and $1,866.7 million, $1,026.0 million and $3.84, respectively.

As described in Note 2 to the consolidated financial statements, on December 31, 2015, we adopted FASB Accounting Standards Update, or ASU, 2015-03, and FASB ASU 2015-17. As a result, total assets and long-term debt for 2014, 2013, 2012 and 2011 have been adjusted to reflect the retrospective adoption of ASU 2015-03 and ASU 2015-17. The adoption of ASU 2015-03 and ASU 2015-17 did not have any effect on results of operations or total shareholders’ equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY

We are a strategic holding company providing advertising, marketing and corporate communications services to clients through our branded networks and agencies around the world. On a global, pan-regional and local basis, our networks and agencies provide a comprehensive range of services in four fundamental disciplines: advertising, CRM, public relations and specialty communications. Our business model was built and continues to evolve around our clients. While our networks and agencies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. The fundamental premise of our business is that our clients’ specific requirements should be the central focus in how we deliver our services and allocate our resources. This client-centric business model requires that multiple agencies collaborate in formal and informal virtual networks that cut across internal organizational structures to deliver consistent brand messages for a specific client and execute against each of our clients’ specific marketing requirements. We continually seek to grow our business with our existing clients by maintaining our client-centric approach, as well as expanding our existing business relationships into new markets and with new clients. In addition, we pursue selective acquisitions of complementary companies with strong entrepreneurial management teams that typically currently serve or have the ability to serve our existing client base.

As a leading global advertising, marketing and corporate communications company, we operate in all major markets and have a large and diverse client base. In 2015, our largest client accounted for 2.7% of our revenue and our 100 largest clients accounted for approximately 52% of our revenue. Our business is spread across a significant number of industry sectors with no one industry comprising more than 13% of our revenue in 2015. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.

As described in more detail below, in 2015 our revenue decreased $183.4 million, or 1.2%, compared to 2014. Beginning in the fourth quarter of 2014 and continuing throughout 2015, substantially all foreign currencies weakened against the U.S. Dollar. Changes in foreign exchange rates reduced revenue by $1.0 billion or 6.6%, acquisitions, net of dispositions increased revenue $14.6 million or 0.1% and organic growth increased revenue $810.8 million or 5.3%.

Global economic conditions have a direct impact on our business and financial performance. In particular, a contraction in global or regional economic conditions poses a risk that our clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications services which would reduce the demand for our services. In 2015, the United States experienced modest economic growth and the major economies of Asia continued their moderate expansion. Economic conditions in the Euro Zone remain unsettled and economic conditions in Brazil continued a downward trend that began in the second quarter of 2015. The economic and fiscal issues facing certain countries in the Euro Zone continue to cause economic uncertainty in that market; however, the impact on our business varies by country. We will continue to monitor economic conditions closely, as well as client revenue levels and other factors and, in response to reductions in our client revenue, if necessary, we will take actions available to us to align our cost structure and manage our working capital. There can be no assurance whether, or to what extent, our efforts to mitigate any impact of future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments will be effective.

Certain business trends have had a positive impact on our business and industry. These trends include clients increasingly expanding the focus of their brand strategies from national markets to pan-regional and global markets and integrating traditional and non-traditional marketing channels, as well as utilizing new communications technologies and emerging digital platforms. Additionally, in an effort to gain greater efficiency and effectiveness from their total marketing expenditures, clients continue to require greater coordination of marketing activities. We believe these trends have benefited our business in the past and over the medium and long term will continue to provide a competitive advantage to us.

In the near term, barring unforeseen events and excluding the impact of changes in foreign exchange rates, as a result of continued improvement in operating performance by many of our agencies and new business activities, we expect our 2016 revenue to increase modestly in excess of the weighted average nominal GDP growth in our major markets. We expect to continue to identify acquisition opportunities intended to build upon the core capabilities of our strategic business platforms, expand our operations in the emerging markets and enhance our capabilities to leverage new technologies that are being used by marketers today.

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

In 2015, our revenue decreased 1.2% compared to 2014. Changes in foreign exchange rates reduced revenue 6.6%, acquisitions, net of dispositions increased revenue 0.1% and organic growth increased revenue 5.3%. Across our principal regional markets, the changes in revenue were: North America increased 4.1%, Europe decreased 9.3%, Latin America decreased 25% and Asia Pacific decreased 2%. In North America, moderate growth in the United States and Canada was partially offset by the weakening of the Canadian Dollar against the U.S. Dollar. In Europe, growth in the U.K., Germany and Spain was offset by the weakening of all major European currencies against the U.S. Dollar and negative performance in The Netherlands and France. The decrease in revenue in Latin America was a result of the weakening of all currencies in the region and negative performance in Chile and Brazil, which offset strong growth in Mexico. In Brazil, the decline resulted from a difficult comparison to the prior year period, which included additional client spending related to the World Cup primarily in the second quarter of 2014 and a recent decline in economic conditions. In Asia Pacific, strong growth in the major economies in the region was offset by the weakening of the currencies in the region. The change in revenue in 2015 compared to 2014, including the negative impact of currency changes, in our four fundamental disciplines was: advertising increased 1.8%, CRM decreased 5.6%, public relations decreased 2.3% and specialty communications increased 0.8%.

We measure operating expenses in two distinct cost categories: salary and service costs and office and general expenses. Salary and service costs consist of employee compensation, including freelance labor, and related costs and direct service costs. Office and general expenses consist of rent and occupancy costs, technology costs, depreciation and amortization and other overhead expenses. Each of our agencies requires professionals with the skill sets that are common across our disciplines. At the core of the skill sets is the ability to understand a client’s brand or product and its selling proposition and the ability to develop a unique message to communicate the value of the brand or product to the client’s target audience. The facility requirements of our agencies are similar across geographic regions and disciplines, and their technology requirements are generally limited to personal computers, servers and off-the-shelf software.

Similar to revenue, operating expenses decreased in 2015 compared to 2014 as a result of the weakening of substantially all foreign currencies against the U.S. Dollar. Salary and service costs, which normally tend to fluctuate with changes in revenue, increased $11.9 million, or 0.1%, in 2015 compared to 2014, primarily reflecting increases related to changes in the mix of our business during the period. Office and general expenses, which are less directly linked to changes in revenue than salary and service costs, decreased $171.3 million, or 8.5%, in 2015 compared to 2014.

Operating margins and earnings before interest, taxes and amortization of intangible assets, or EBITA, margins were unchanged year-over-year at 12.7% and 13.4%, respectively.

Net interest expense for 2015 increased $7.4 million to $141.5 million from $134.1 million in 2014. Interest expense increased $3.9 million to $181.1 million in 2015, primarily resulting from the interest expense on the $750 million principal amount of the 3.65% Senior Notes due 2024, or 2024 Notes, issued in October 2014, partially offset by the benefit of the interest rate swaps on the 3.625% Senior Notes due 2022, or 2022 Notes, and the 4.45% Senior Notes due 2020, or 2020 Notes. Interest income decreased $3.5 million to $39.6 million in 2015 resulting from lower interest earned on cash balances in our international treasury centers and the negative impact of changes in foreign exchange rates.

Our effective tax rate was unchanged at 32.8%. Income tax expense for 2014 reflects the recognition of an income tax benefit of approximately $11 million, related to expenses incurred in prior periods in connection with the proposed merger with Publicis, which was terminated on May 8, 2014. Prior to the termination of the merger, the majority of the merger costs, which were incurred in 2013, were capitalized for income tax purposes and the related tax benefits were not recorded. Because the proposed merger was terminated, the merger costs were no longer required to be capitalized for income tax purposes. Excluding the income tax effect of the merger expenses, income tax expense for 2014 would have been $604.5 million.The decrease in the effective tax rate in 2015 from the effective tax rate in 2014, excluding the income tax benefit related to the proposed merger, is primarily due to a legal entity restructuring of our European operations. As a result of the reorganization, a certain portion of the foreign earnings in the affected countries is subject to lower effective tax rates.

Net income - Omnicom Group Inc. for 2015 decreased $10.1 million, or 0.9%, to $1,093.9 million from $1,104.0 million in 2014. The year-over-year decrease is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 4.0% to $4.41 in 2015, compared to $4.24 in 2014 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for stock option exercises and shares issued under our employee stock purchase plan.
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
Estimates

Our financial statements are prepared in conformity with U.S. GAAP and require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses in the consolidated financial statements and accompanying notes. We use a fair value approach in testing goodwill for impairment and when evaluating our equity method and cost method investments to determine if an other-than-temporary impairment has occurred. Actual results could differ from those estimates and assumptions.
Acquisitions and Goodwill

We have made and expect to continue to make selective acquisitions. The valuation of potential acquisitions is based on various factors, including specialized know-how, reputation, geographic coverage, competitive position and service offerings of the target businesses, as well as our experience and judgment.

Business combinations are accounted for using the acquisition method. The assets acquired, including identified intangible assets, liabilities assumed and any noncontrolling interest in the acquired business are recorded at their acquisition date fair values. In circumstances where control is obtained and less than 100% of a business is acquired, goodwill is recorded as if 100% were acquired. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs are expensed as incurred. Certain acquisitions include an initial payment at closing and provide for future additional contingent purchase price payments (earn-outs), which are recorded as a liability at the acquisition date fair value. Subsequent changes in the fair value of the liability are recorded in results of operations. The results of operations of acquired businesses are included in results of operations from the acquisition date. In 2015, we completed 8 acquisitions of new subsidiaries.

Our acquisition strategy is focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of our various strategic business platforms and agency brands through the expansion of their geographic reach or their service capabilities to better serve our clients. Additional key factors we consider include the competitive position and specialized know-how of the acquisition targets. Accordingly, as is typical in most service businesses, a substantial portion of the intangible asset value we acquire is the know-how of the people, which is treated as part of goodwill and is not valued separately. For each acquisition, we undertake a detailed review to identify other intangible assets and a valuation is performed for all such identified assets. A significant portion of the identifiable intangible assets acquired is derived from customer relationships, including the related customer contracts, as well as trade names. In valuing these identified intangible assets, we typically use an income approach and consider comparable market participant measurements.

We evaluate goodwill for impairment at least annually at the end of the second quarter of the year and whenever events or circumstances indicate the carrying value may not be recoverable. We identified our regional reporting units as components of our operating segments, which are our five agency networks. The regional reporting units of each agency network are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our client-centric strategy for delivering services to clients in their regions. We have concluded that for each of our operating segments, their regional reporting units have similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in FASB ASC Topic 280, Segment Reporting, and the guidance set forth in FASB ASC Topic 350, Intangibles - Goodwill and Other. Consistent with our fundamental business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics. The main economic components of each agency are employee compensation and related costs and direct service costs and office and general costs, which include rent and occupancy costs, technology costs that are generally limited to personal computers, servers and off-the-shelf software and other overhead expenses. Finally, the expected benefits of our acquisitions are typically shared by multiple agencies in various regions as they work together to integrate the acquired agency into our client service strategy.

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

In applying the income approach, we use estimates to derive the discounted expected cash flows (“DCF”) for each reporting unit that serves as the basis of our valuation. These estimates and assumptions include revenue growth and operating margin, EBITDA, tax rates, capital expenditures, weighted average cost of capital and related discount rates and expected long-term cash flow growth rates. All of these estimates and assumptions are affected by conditions specific to our businesses, economic conditions related to the industry we operate in, as well as conditions in the global economy. The assumptions that have the most significant effect on our valuations derived using a DCF methodology are: (1) the expected long-term growth rate of our reporting units' cash flows and (2) the weighted average cost of capital (“WACC”).

The assumptions used for the long-term growth rate and WACC in our evaluations as of June 30, 2015 and 2014 were:

	June 30,
	2015	2014
Long-Term Growth Rate	4%	4%
WACC	10.1% - 10.7%	9.9% - 10.6%

Long-term growth rate represents our estimate of the long-term growth rate for our industry and the markets of the global economy we operate in. For the past ten years, the average historical revenue growth rate of our reporting units and the Average Nominal GDP growth of the countries comprising the major markets that account for substantially all of our revenue was approximately 4.8% and 4.0%, respectively. We considered this history when determining the long-term growth rates used in our annual impairment test at June 30, 2015. We believe marketing expenditures over the long term have a high correlation to GDP. We also believe based on our historical performance, that our long-term growth rate will exceed Average Nominal GDP growth in the markets we operate in. For our annual test as of June 30, 2015, we used an estimated long-term growth rate of 4% for our reporting units.

When performing the annual impairment test as of June 30, 2015 and estimating the future cash flows of our reporting units, we considered the current macroeconomic environment, as well as industry and market specific conditions at mid-year 2015. In the first half of 2015, we experienced an increase in our revenue of 5.2%, which excludes growth from acquisitions and the impact from changes in foreign exchange rates. Economic conditions in the Euro Zone are unsettled and the continuing fiscal issues faced by many countries in the European Union has caused economic difficulty in certain of our Euro Zone markets. During 2015, weakness in most Latin American economies we operate in has the potential to affect our near-term performance in that region. We considered the effect of these conditions in our annual impairment test.

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
Goodwill Impairment Review - Conclusion

Under U.S. GAAP, we have the option of either assessing qualitative factors to determine whether it is more-likely-than-not that the carrying value of our reporting units exceeds their respective fair value or proceeding directly to Step 1 of the goodwill impairment test. Although not required, we performed Step 1 of the annual impairment test and compared the fair value of each of our reporting units to its respective carrying value, including goodwill. Based on the results of our impairment test, we concluded that our goodwill at June 30, 2015 was not impaired, because the fair value of each of our reporting units was substantially in excess of its respective net book value. The minimum decline in fair value that one of our reporting units would need to experience in order to fail Step 1 of the goodwill impairment test was approximately 74%. Notwithstanding our belief that the assumptions we used for WACC and long-term growth rate in our impairment testing are reasonable, we performed a sensitivity analysis for each of our reporting units. The results of this sensitivity analysis on our impairment test as of June 30, 2015 revealed that if the WACC increased by 1% and/or the long-term growth rate decreased by 1%, the fair value of each of our reporting units would continue to be substantially in excess of its respective net book value and would pass Step 1 of the impairment test.

We will continue to perform our impairment test at the end of the second quarter of each year unless events or circumstances trigger the need for an interim impairment test. The estimates used in our goodwill impairment test do not constitute forecasts or projections of future results of operations, but rather are estimates and assumptions based on historical results and assessments of macroeconomic factors affecting our reporting units as of the valuation date. We believe that our estimates and assumptions are reasonable, but they are subject to change from period to period. Actual results of operations and other factors will likely differ from the estimates used in our discounted cash flow valuation and it is possible that differences could be material. A change in the estimates we use could result in a decline in the estimated fair value of one or more of our reporting units from the amounts derived as of our latest valuation and could cause us to fail Step 1 of our goodwill impairment test if the estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. A large decline in estimated fair value of a reporting unit could result in a non-cash impairment charge and may have an adverse effect on our results of operations and financial position.

Subsequent to the annual impairment test at June 30, 2015, there were no events or circumstances that triggered the need for an interim impairment test. Additional information about acquisitions and goodwill appears in Notes 2, 4 and 5 to the consolidated financial statements.
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

In the majority of our businesses, we act as an agent and record revenue equal to the net amount retained when the fee or commission is earned. Although, in certain markets, we may bear credit risk with respect to these activities, the arrangements with our clients are such that we act as an agent on their behalf. In these cases, costs incurred with third-party suppliers are excluded from our revenue. In certain arrangements, we act as principal and we contract directly with third-party suppliers and media providers and production companies and we are the primary obligor. In these circumstances, revenue is recorded at the gross amount billed since revenue has been earned for the sale of goods or services.

Some of our client arrangements include performance incentive provisions designed to link a portion of our revenue to our performance relative to quantitative and qualitative goals. We recognize performance incentives in revenue when the specific quantitative goals are achieved, or when our performance against qualitative goals is determined by the client. We may receive rebates or credits from certain vendors based on transactions entered into on behalf of clients. These rebates or credits are remitted to the clients or retained by us based on the terms of the client contract or local law. Amounts passed on to clients are recorded as a liability and amounts retained by us are recorded as revenue when earned.

In May 2014, the FASB issued FASB ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which will replace all existing revenue recognition guidance under U.S. GAAP. On July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09 to all annual and interim periods beginning after December 15, 2017, with early application permitted only for annual and interim periods beginning after December 31, 2016. ASU 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented; or, recognition of the cumulative effect of retrospective application of the new standard as of the beginning of the period of initial application. Presently, we are not yet in a position to conclude on the application date or the transition method we will choose. While our implementation effort is ongoing, based on our initial assessment the impact of the application of the new standard will likely result in a change in the timing of our revenue recognition for performance incentives received from clients and the recognition of certain reimbursable out-of-pocket costs as revenue. Performance incentives are currently recognized in revenue when specific quantitative goals are achieved, or when our performance against qualitative goals is determined by the client. Under the new standard, we will be required to estimate the amount of the incentive that will be earned at the inception of the contract and recognize the incentive over the term of the contract. While performance incentives are not material to our revenue, this will result in an acceleration in revenue recognition for certain contract incentives compared to the current method. Certain incidental costs that are reimbursed by our clients and are currently required to be recorded in revenue will likely not be recorded as revenue under the new standard. We expect this will result in less revenue and related cost recorded in our results of operations. While, we have not yet completed our assessment, we do not expect this change to have a material impact to our revenue and it will not result in any change to operating income.

Additional information about our revenue recognition policy appears in Note 2 to the consolidated financial statements.
Share-Based Compensation

The majority of our incentive based share awards represent restricted stock awards and performance restricted stock awards, or PRSUs. Share-based compensation for these awards is determined and fixed on the grant date using the closing price of our common stock and we assume that substantially all the PRSUs will vest.

Share-based compensation expense of $99.4 million, $93.5 million and $86.3 million, in 2015, 2014 and 2013, respectively, was primarily attributed to restricted stock awards. Information about our specific awards and stock plans can be found in Note 9 to the consolidated financial statements.
NEW ACCOUNTING STANDARDS

See Note 2 to the consolidated financial statements for a description of accounting standards that were adopted in 2015 and our significant accounting policies and Note 20 for a discussion of accounting standards not yet implemented.

RESULTS OF OPERATIONS - 2015 Compared to 2014 (in millions):

	2015	2014
Revenue	$15,134.4	$15,317.8
Operating Expenses:
Salary and service costs	11,361.9	11,350.0
Office and general expenses	1,852.4	2,023.7
Total Operating Expenses	13,214.3	13,373.7
Add back: Amortization of intangible assets	109.3	107.1
	13,105.0	13,266.6
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	2,029.4	2,051.2
EBITA Margin - %	13.4%	13.4%
Deduct: Amortization of intangible assets	109.3	107.1
Operating Income	1,920.1	1,944.1
Operating Margin - %	12.7%	12.7%
Interest Expense	181.1	177.2
Interest Income	39.6	43.1
Income Before Income Taxes and Income From Equity Method Investments	1,778.6	1,810.0
Income Tax Expense	583.6	593.1
Income From Equity Method Investments	8.4	16.2
Net Income	1,203.4	1,233.1
Net Income Attributed To Noncontrolling Interests	109.5	129.1
Net Income - Omnicom Group Inc.	$1,093.9	$1,104.0

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
Revenue

In 2015, revenue decreased $183.4 million, or 1.2%, to $15,134.4 million from $15,317.8 million in 2014. Changes in foreign exchange rates reduced revenue $1.0 billion, acquisitions net of dispositions increased revenue $14.6 million and organic growth increased revenue $810.8 million.

The components of 2015 revenue change in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
December 31, 2014	$15,317.8		$8,185.9		$7,131.9
Components of revenue change:
Foreign exchange impact	(1,008.8)	(6.6)%	—	—%	(1,008.8)	(14.1)%
Acquisitions, net of dispositions	14.6	0.1%	(37.0)	(0.5)%	51.6	0.7%
Organic growth	810.8	5.3%	377.8	4.6%	433.0	6.1%
December 31, 2015	$15,134.4	(1.2)%	$8,526.7	4.2%	$6,607.7	(7.4)%

The components and percentages are calculated as follows:

•
The foreign exchange impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $16,143.2 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($15,134.4 million less $16,143.2 million for the Total column).

•
Acquisitions, net of dispositions is calculated by aggregating the prior period revenue of the acquired businesses, less the prior period revenue of any business that was disposed of in the current period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($15,317.8 million for the Total column).

For the year ended December 31, 2015, changes in foreign exchange rates reduced revenue by 6.6%, or $1.0 billion, compared to 2014. Substantially all currencies have weakened against the U.S. Dollar, with the most significant impacts resulting from the weakening of the Euro and British Pound, as well as the Australian Dollar, Brazilian Real, Canadian Dollar and Russian Ruble.

Our results of operations are subject to risk from the translation to U.S. Dollars of the revenue and expenses of our foreign operations, which are generally denominated in their local currency. However, for the most part, because the revenue and expenses of our foreign operations are denominated in the same currency, the economic impact on operating margin is minimized. Assuming exchange rates at February 8, 2016 remain unchanged, we expect the impact of changes in foreign exchange rates to reduce 2016 revenue by approximately 2.0%.

Revenue for 2015 and the percentage change in revenue and organic growth from 2014 in our principal regional markets were (in millions):

	$	% Change	% Organic Growth
Americas:
North America	$9,029.2	4.1%	5.4%
Latin America	329.8	(25.0)%	(3.3)%
EMEA:
Europe	3,942.9	(9.3)%	4.9%
Middle East and Africa	260.6	1.7%	6.8%
Asia Pacific	1,571.9	(2.0)%	7.9%
	$15,134.4	(1.2)%	5.3%

Europe comprises the U.K. and the Euro currency countries, and other European countries that have not adopted the European Union Monetary standard. In 2015, the percentage of revenue attributed to the U.K. and to the Euro currency and other European countries was 10.0% and 16.1%, respectively. In 2015, revenue increased 0.2% in the U.K. and revenue decreased 14.3% in the Euro currency and other European countries.

In North America, moderate growth in the United States and Canada was partially offset by the weakening of the Canadian Dollar against the U.S. Dollar. In Europe, growth in the U.K., Germany and Spain was offset by the weakening of all major European currencies against the U.S. Dollar and negative performance in The Netherlands and France. The decrease in revenue in Latin America was a result of the weakening of all currencies in the region and negative performance in Chile and Brazil, which offset strong growth in Mexico. In Brazil, the decline resulted from a difficult comparison to the prior year period, which included additional client spending related to the World Cup primarily in the second quarter of 2014, and a recent decline in economic conditions. In Asia Pacific, strong growth in the major economies in the region was offset by the weakening of the currencies in the region.

In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change in 2015 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 2.7% and 2.6% of revenue in 2015 and 2014, respectively. Our ten largest and 100 largest clients represented 17.9% and 52.3% of revenue in 2015, respectively and 18.1% and 50.4% of revenue in 2014, respectively.

Driven by our clients’ continuous demand for more effective and efficient marketing activities, we strive to provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. These services include advertising, brand consultancy, content marketing, corporate social responsibility consulting, crisis communications, custom publishing, data analytics, database management, direct marketing, entertainment marketing, environmental design, experiential marketing, field marketing, financial/corporate business-to-business advertising, graphic arts/digital imaging, healthcare communications, instore design, interactive marketing, investor relations, marketing research, media planning and buying, mobile marketing, multi-cultural marketing, non-profit marketing, organizational communications, outsource sales support, package design, product placement, promotional marketing, public affairs, public relations, reputation consulting, retail marketing, search engine marketing, social media marketing and sports and event marketing. In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories: advertising, CRM, public relations and specialty communications.

Revenue for 2015 and 2014 and the percentage change in revenue and organic growth from 2014 by discipline were (in millions):

	Year Ended December 31,
	2015		2014		2015 vs. 2014
	$	% of Revenue	$	% of Revenue	$ Change	% Change	% Organic Growth
Advertising	$7,730.2	51.1%	$7,593.5	49.6%	$136.7	1.8%	9.3%
CRM	4,958.2	32.7%	5,254.4	34.3%	(296.2)	(5.6)%	1.9%
Public relations	1,361.0	9.0%	1,393.7	9.1%	(32.7)	(2.3)%	(1.4)%
Specialty communications	1,085.0	7.2%	1,076.2	7.0%	8.8	0.8%	2.2%
	$15,134.4		$15,317.8		$(183.4)	(1.2)%	5.3%

We operate in a number of industry sectors. The percentage of revenue by industry sector for 2015 and 2014 was:

	2015	2014
Food and Beverage	13%	13%
Consumer Products	9%	9%
Pharmaceuticals and Health Care	11%	10%
Financial Services	7%	7%
Technology	10%	9%
Auto	8%	8%
Travel and Entertainment	6%	6%
Telecommunications	5%	5%
Retail	6%	7%
Other	25%	26%
Operating Expenses

Operating expenses for 2015 compared to 2014 were (in millions):

	Year Ended December 31,
	2015			2014			2015 vs. 2014
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change
Revenue	$15,134.4			$15,317.8			$(183.4)	(1.2)%
Operating Expenses:
Salary and service costs	11,361.9	75.1%	86.0%	11,350.0	74.1%	84.9%	11.9	0.1%
Office and general expenses	1,852.4	12.2%	14.0%	2,023.7	13.2%	15.1%	(171.3)	(8.5)%
Operating Expenses	13,214.3	87.3%		13,373.7	87.3%		(159.4)	(1.2)%
Operating Income	$1,920.1	12.7%		$1,944.1	12.7%		$(24.0)	(1.2)%

Similar to revenue, operating expenses decreased in 2015 compared to 2014 as a result of the weakening of substantially all foreign currencies against the U.S. Dollar. Salary and service costs, which normally tend to fluctuate with changes in revenue, increased $11.9 million in 2015 compared to 2014, primarily reflecting increases related to changes in the mix of our business during the period. Office and general expenses, which are less directly linked to changes in revenue than salary and service costs, decreased $171.3 million in 2015 compared to 2014, reflecting the continuing effort by our agencies to reduce operating costs.

Operating margins and EBITA margins were unchanged year-over-year at 12.7% and 13.4%, respectively. In 2014, we incurred $8.8 million of expenses in connection with the proposed merger with Publicis, which were primarily comprised of professional fees. On May 8, 2014, the proposed merger was terminated.
Net Interest Expense

Net interest expense increased $7.4 million to $141.5 million in 2015 from $134.1 million in 2014. Interest expense increased $3.9 million to $181.1 million in 2015, primarily resulting from the interest expense on the 2024 Notes, issued in October 2014, partially offset by the benefit of the interest rate swaps on the 2022 Notes and 2020 Notes. Interest income decreased $3.5 million to $39.6 million in 2015 resulting from lower interest earned on cash balances in our international treasury centers and the negative impact of changes in foreign exchange rates.

In October 2015, we terminated the swap on the 2020 Notes and reduced the notional amount of the swap on the 2022 Notes to $1 billion. Additionally, we entered into a fixed-to-floating interest rate swap on the $750 million principal amount of the 2024 Notes. On January 19, 2016, we terminated the remaining $1.0 billion notional amount of the swap on the 2022 Notes.
Income Taxes

Our effective tax rate was unchanged at 32.8%. Income tax expense for 2014 reflects the recognition of an income tax benefit of approximately $11 million related to previously incurred expenses for the proposed merger with Publicis. On May 8, 2014, the proposed merger was terminated. Prior to the termination of the merger, the majority of the merger costs, which were incurred in 2013, were capitalized for income tax purposes and the related tax benefits were not recorded. Because the merger was terminated, the merger costs were no longer required to be capitalized for income tax purposes. Excluding the income tax benefit of $11 million related to the proposed merger, income tax expense for 2014 would have been $604.5 million. The decrease in the effective tax rate for 2015 from the effective tax rate for 2014 excluding the income tax benefit related to the proposed merger, is primarily due to a legal entity restructuring of our European operations. As a result of the reorganization, a certain portion of the foreign earnings in the affected countries is subject to lower effective tax rates.

Net Income Per Common Share - Omnicom Group Inc.

Net income - Omnicom Group Inc. decreased $10.1 million, or 0.9%, to $1,093.9 million in 2015 from $1,104.0 million in 2014. The year-over-year decrease is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 4.0% to $4.41 in 2015, compared to $4.24 in 2014 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, stock option exercises and shares issued under our employee stock purchase plan. Excluding the net effect of the merger, which includes the income tax benefit of approximately $11 million, net income - Omnicom Group Inc. and diluted net income per common share - Omnicom Group Inc. for 2014 were $1,101.4 million and $4.23, respectively.

RESULTS OF OPERATIONS - 2014 Compared to 2013 (in millions):

	2014	2013
Revenue	$15,317.8	$14,584.5
Operating Expenses:
Salary and service costs	11,350.0	10,724.4
Office and general expenses	2,023.7	2,034.8
Total Operating Expenses	13,373.7	12,759.2
Add back: Amortization of intangible assets	107.1	100.8
	13,266.6	12,658.4
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	2,051.2	1,926.1
EBITA Margin - %	13.4%	13.2%
Deduct: Amortization of intangible assets	107.1	100.8
Operating Income	1,944.1	1,825.3
Operating Margin - %	12.7%	12.5%
Interest Expense	177.2	197.2
Interest Income	43.1	32.8
Income Before Income Taxes and Income From Equity Method Investments.	1,810.0	1,660.9
Income Tax Expense	593.1	565.2
Income From Equity Method Investments	16.2	15.9
Net Income	1,233.1	1,111.6
Net Income Attributed To Noncontrolling Interests	129.1	120.5
Net Income - Omnicom Group Inc.	$1,104.0	$991.1

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

Revenue

In 2014, revenue increased $733.3 million, or 5.0%, to $15,317.8 million from $14,584.5 million in 2013. Changes in foreign exchange rates reduced revenue $112.6 million, acquisitions net of dispositions increased revenue by $19.0 million and organic growth increased revenue $826.9 million.

The components of 2014 revenue change in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
December 31, 2013	$14,584.5		$7,569.7		$7,014.8
Components of revenue change:
Foreign exchange impact	(112.6)	(0.8)%	—	—%	(112.6)	(1.6)%
Acquisitions, net of dispositions	19.0	0.1%	(48.4)	(0.6)%	67.4	1.0%
Organic growth	826.9	5.7%	664.6	8.8%	162.3	2.3%
December 31, 2014	$15,317.8	5.0%	$8,185.9	8.1%	$7,131.9	1.7%

The components and percentages are calculated as follows:

•
The foreign exchange impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $15,430.4 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($15,317.8 million less $15,430.4 million for the Total column).

•
Acquisitions, net of dispositions is calculated by aggregating the prior period revenue of the acquired businesses, less the prior period revenue of any business that was disposed of in the current period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($14,584.5 million for the Total column).

For the year ended December 31, 2014, changes in foreign exchange rates reduced revenue by 0.8%, or $112.6 million, compared to 2013. The most significant impacts resulted from the weakening of several currencies, including the Australian Dollar, Brazilian Real, Canadian Dollar, Japanese Yen, Russian Ruble and South African Rand, against the U.S. Dollar. This was partially offset by the strengthening of the British Pound against the U.S. Dollar.

Revenue for 2014 and the percentage change in revenue and organic growth from 2013 in our principal regional markets were (in millions):

	$	% Change	% Organic Growth
Americas:
North America	$8,672.0	6.3%	7.3%
Latin America	439.7	0.5%	5.7%
EMEA:
Europe	4,346.4	4.3%	2.6%
Middle East and Africa	256.1	7.2%	10.1%
Asia Pacific	1,603.6	1.5%	4.6%
	$15,317.8	5.0%	5.7%

Europe comprises the U.K. and the Euro currency countries, and other European countries that have not adopted the European Union Monetary standard. In 2014, the percentage of revenue attributed to the U.K. and to the Euro currency and other European countries was 9.8% and 18.5%, respectively. In 2014, revenue increased 13.1% in the U.K. and revenue increased 0.1% in the Euro currency and other European countries.

In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change in 2014 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 2.6% and 2.7% of our revenue in 2014 and 2013, respectively. Our ten largest and 100 largest clients represented 18.1% and 50.4% of revenue in 2014, respectively, and 19.1% and 51.3% of revenue in 2013, respectively.

Revenue for 2014 and 2013 and the percentage change in revenue and organic growth from 2013 by discipline were (in millions):

	Year Ended December 31,
	2014		2013		2014 vs. 2013
	$	% of Revenue	$	% of Revenue	$ Change	% Change	% Organic Growth
Advertising	$7,593.5	49.6%	$7,026.1	48.2%	$567.4	8.1%	9.1%
CRM	5,254.4	34.3%	5,166.6	35.4%	87.8	1.7%	1.9%
Public relations	1,393.7	9.1%	1,327.4	9.1%	66.3	5.0%	4.1%
Specialty communications	1,076.2	7.0%	1,064.4	7.3%	11.8	1.1%	3.1%
	$15,317.8		$14,584.5		$733.3	5.0%	5.7%

We operate in a number of industry sectors. The percentage of revenue by industry sector for 2014 and 2013 was:

	2014	2013
Food and Beverage	13%	13%
Consumer Products	9%	10%
Pharmaceuticals and Health Care	10%	10%
Financial Services	7%	7%
Technology	9%	10%
Auto	8%	8%
Travel and Entertainment	6%	5%
Telecommunications	5%	6%
Retail	7%	6%
Other	26%	25%
Operating Expenses

Operating expenses for 2014 compared to 2013 were (in millions):

	Year Ended December 31,
	2014			2013			2014 vs. 2013
	$	% of Revenue	% of Total Operating Expenses	$	% of Revenue	% of Total Operating Expenses	$ Change	% Change
Revenue	$15,317.8			$14,584.5			$733.3	5.0%
Operating Expenses:
Salary and service costs	11,350.0	74.1%	84.9%	10,724.4	73.5%	84.1%	625.6	5.8%
Office and general expenses	2,023.7	13.2%	15.1%	2,034.8	14.0%	15.9%	(11.1)	(0.5)%
Operating Expenses	13,373.7	87.3%		12,759.2	87.5%		614.5	4.8%
Operating Income	$1,944.1	12.7%		$1,825.3	12.5%		$118.8	6.5%

Salary and service costs, which tend to fluctuate with changes in revenue, increased $625.6 million in 2014 compared to 2013 reflecting growth in revenue and increases related to changes in the mix of our business during the period, including increased use of freelance labor. Office and general expenses, which are less directly linked to changes in revenue than salary and service costs, decreased $11.1 million in 2014 compared to 2013.

In 2014 and 2013, we incurred $8.8 million and $41.4 million, respectively, of expenses in connection with the proposed merger with Publicis, which were primarily comprised of professional fees. On May 8, 2014, the proposed merger was terminated.

Operating margins in 2014 increased to 12.7% from 12.5% in 2013 and EBITA margins in 2014 increased to 13.4% from 13.2% in 2013. Excluding the merger expenses from both years, operating income and operating margins for 2014 and 2013 were $1,952.9 million and 12.7% and $1,866.7 million and 12.8%, respectively, and EBITA and EBITA margins for 2014 and 2013 were $2,060.0 million and 13.4% and $1,967.5 million and 13.5%, respectively.

Net Interest Expense

Net interest expense decreased $30.3 million to $134.1 million in 2014 from $164.4 million in 2013. In October 2014, we issued $750 million principal amount of the 2024 Notes and in September 2014, we entered into a fixed-to-floating interest rate swap on the 2020 Notes. In 2014, the benefit from the swap on the 2020 Notes substantially offset the interest expense on the 2024 Notes. Interest expense for 2014 decreased $20.0 million to $177.2 million, primarily resulting from the benefit from the swap on the 2022 Notes, entered into in May 2014. The interest rate swaps have the economic effect of converting the 2022 Notes and the 2020 Notes from fixed rate obligations to floating rate obligations. Interest income increased $10.3 million to $43.1 million in 2014 resulting from our cash management efforts and interest earned on cash balances in our international treasury centers.
Income Taxes

Our effective tax rate decreased to 32.8% in 2014 from 34.0% in 2013. Income taxes for 2014 and 2013 reflect the recognition of an income tax benefit of $11.4 million and $6.5 million, respectively, related to expenses incurred in connection with the proposed merger with Publicis. Prior to the termination of the proposed merger on May 8, 2014, the majority of the merger costs were capitalized for income tax purposes and the related tax benefits were not recorded. Because the proposed merger was terminated, the merger costs were no longer required to be capitalized for income tax purposes. Excluding the income tax effect of the merger expenses from both years, income tax expense for 2014 and 2013 would have been $604.5 million and $571.7 million, respectively.
Net Income Per Common Share - Omnicom Group Inc.

Net income - Omnicom Group Inc. increased $112.9 million, or 11.4%, to $1,104.0 million in 2014 from $991.1 million in 2013. The year-over-year decrease in net income - Omnicom Group Inc. is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 14.3% to $4.24 in 2014, compared to $3.71 in 2013 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for the conversion of the Convertible Notes due 2032, or 2032 notes, stock option exercises and shares issued under our employee stock purchase plan. In the second quarter of 2014, following the termination of the proposed merger with Publicis, we resumed repurchases of our common stock. Excluding the after-tax effect of the merger expenses from both years, net income - Omnicom Group Inc. for 2014 and 2013 was $1,101.4 million and $1,026.0 million, respectively, and diluted net income per common share - Omnicom Group Inc. was $4.23 and $3.84, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements

Our primary source of liquidity is operating cash flow. In addition to our cash and cash equivalents, additional liquidity sources include access to the commercial paper market, our $2.5 billion revolving credit facility, or Credit Facility, uncommitted domestic and international credit lines and access to the capital markets. These sources of liquidity fund our non-discretionary cash requirements and our discretionary spending.

Working capital is our principal non-discretionary funding requirement. In addition, we have contractual obligations related to our senior notes, including the repayment of the $1 billion 5.9% Senior Notes due April 15, 2016, or 2016 Notes, recurring business operations, primarily related to lease obligations, and contingent purchase price obligations (earn-outs) from prior acquisitions. Our principal discretionary cash spending includes dividend payments to common shareholders, capital expenditures, strategic acquisitions and repurchases of our common stock. We have a short-term borrowing requirement normally peaking during the second quarter of the year primarily due to the timing of payments for incentive compensation, income taxes and contingent purchase price obligations.

Based on past performance and current expectations, we believe that our operating cash flow will be sufficient to meet our non-discretionary cash requirements, excluding the repayment of the 2016 Notes, and our discretionary spending through 2016. Our cash and cash equivalents, access to the commercial paper market, Credit Facility, uncommitted credit lines and access to the capital markets provide additional sources of liquidity, as well as providing funding for the repayment of the 2016 Notes.

Our cash and cash equivalents increased $217.1 million to $2.6 billion at December 31, 2015, from $2.4 billion at December 31, 2014. The components of the increase for 2015 are (in millions):

Sources
Cash flow from operations		$2,172.3
Deduct increase in operating capital		(557.6)
Principal cash sources		1,614.7
Uses
Capital expenditures	$(202.7)
Dividends paid to common shareholders	(496.7)
Dividends paid to shareholders of noncontrolling interests	(129.4)
Acquisition payments, including payment of contingent purchase price obligations and acquisition of additional noncontrolling interests, net of cash acquired	(149.6)
Repurchases of common stock, net of proceeds from stock plans and tax benefits.	(680.2)
Principal cash uses		(1,658.6)
Principal cash uses in excess of principal cash sources		(43.9)
Foreign exchange rate changes		(262.6)
Financing activities and other		(34.0)
Increase in operating capital		557.6
Increase in cash and cash equivalents		$217.1

Principal cash sources and principal cash uses amounts are Non-GAAP financial measures. These amounts exclude changes in working capital and other investing and financing activities, including commercial paper issuances and redemptions used to fund working capital changes. This presentation reflects the metrics used by us to assess our sources and uses of cash and was derived from our statement of cash flows. We believe that this presentation is meaningful to understand the primary sources and uses of our cash flow and the effect on our cash and cash equivalents. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with U.S. GAAP. Non-GAAP financial measures as reported by us may not be comparable to similarly titled amounts reported by other companies. Additional information regarding our cash flows can be found in our consolidated financial statements.

Cash Management

Our regional treasury centers in North America, Europe and Asia, which are structured as wholly owned finance subsidiaries, manage our cash and liquidity. Each day, operations with excess funds invest these funds with their regional treasury center. Likewise, operations that require funds borrow from their regional treasury center. The treasury centers aggregate the net position which is either invested with or borrowed from third parties. To the extent that our treasury centers require liquidity, they have the ability to issue up to a total of $2 billion of U.S. Dollar-denominated commercial paper or borrow under the Credit Facility or the uncommitted credit lines. This process enables us to manage our debt more efficiently and utilize our cash more effectively, as well as manage our risk to foreign exchange rate changes. In countries where we either do not conduct treasury operations or it is not feasible for one of our treasury centers to fund net borrowing requirements on an intercompany basis, we arrange for local currency uncommitted credit lines.

We have policies governing counterparty credit risk with financial institutions that hold our cash and cash equivalents and we have deposit limits for each institution. In countries where we conduct treasury operations, generally the counterparties are either branches or subsidiaries of institutions that are party to the Credit Facility. These institutions generally have credit ratings equal to or better than our credit ratings. In countries where we do not conduct treasury operations, all cash and cash equivalents are held by counterparties that meet specific minimum credit standards.

Our net debt position, which we define as total debt outstanding less cash and cash equivalents and short-term investments, decreased $208.3 million at December 31, 2015, as compared to December 31, 2014, primarily due to an increase in cash and cash equivalents and short-term investments resulting from an increase in operating capital of $557.6 million, partially offset by a decrease in foreign cash balances of $262.6 million from the translation of local currencies to U.S. Dollars and principal cash uses in excess of principal cash sources of $43.9 million, as described above. The components of net debt at December 31, 2015 and 2014 were (in millions):

	2015	2014
Debt:
Short-term debt	$5.2	$7.2
5.9% Senior Notes due 2016	1,000.0	1,000.0
6.25% Senior Notes due 2019	500.0	500.0
4.45% Senior Notes due 2020	1,000.0	1,000.0
3.625% Senior Notes due 2022	1,250.0	1,250.0
3.65% Senior Notes due 2024	750.0	750.0
Other debt	0.3	0.5
Unamortized premium (discount) on senior notes, net	10.1	11.1
Debt issuance costs	(16.9)	(20.5)
Adjustment to carrying value for interest rate swaps	72.1	51.4
Total debt	4,570.8	4,549.7
Cash and cash equivalents and short-term investments	(2,619.7)	(2,390.3)
Net debt	$1,951.1	$2,159.4

Net debt is a Non-GAAP financial measure. This presentation, together with the comparable U.S. GAAP measures, reflects one of the key metrics we use to assess our cash management performance. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with US GAAP. Non-GAAP financial measures as reported by us may not be comparable to similarly titled amounts reported by other companies.

At December 31, 2015, our foreign subsidiaries held approximately $1.4 billion of our total cash and cash equivalents of $2.6 billion. The majority of the cash is available to us, net of any taxes payable upon repatriation to the United States. Changes in international tax rules or changes in U.S. tax rules and regulations covering international operations and foreign tax credits may affect our future reported financial results or the way we conduct our business.

Debt Instruments and Related Covenants
At December 31, 2015, as a source of short-term financing, we have a $2.5 billion Credit Facility, which expires on July 31, 2020, domestic and international uncommitted credit lines aggregating $1.2 billion and we can issue up to $2 billion of commercial paper.
The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At December 31, 2015, we were in compliance with these covenants as our Leverage Ratio was 2.1 times and our Interest Coverage Ratio was 12.2 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
Omnicom and its wholly owned finance subsidiary Omnicom Capital Inc., or OCI, are co-obligors under all the senior notes. The senior notes are a joint and several liability of us and OCI and we unconditionally guarantee OCI’s obligations with respect to the senior notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries and the related interest receivable. There are no restrictions on the ability of OCI or us to obtain funds from our subsidiaries through dividends, loans or advances. Our senior notes are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness.
On March 26, 2015, in connection with the maturity of our 2016 Notes, we entered into a $1.0 billion forward-starting interest rate swap. The swap mitigates the risk of changes in the semi-annual interest payments from inception to May 2, 2016, the contractual termination date of the swap, and effectively locks in the fixed interest rate, excluding the effect of our credit spread, on any refinancing at 2.32%. In October 2015, we terminated the interest rate swap on the 2020 Notes and reduced the notional amount of the interest rate swap on the 2022 Notes to $1.0 billion. Additionally, in October 2015, we entered into a fixed-to-floating interest rate swap on the $750 million principal amount of our 2024 Notes. On January 19, 2016, we terminated the remaining $1.0 billion notional amount of the swap on the 2022 Notes. A complete discussion of our interest rate swaps is included in Note 6 to the consolidated financial statements.
Credit Markets and Availability of Credit
We typically fund our day-to-day liquidity by issuing commercial paper. As an additional source of funding, we may borrow under the Credit Facility or the uncommitted credit lines. At December 31, 2015, there were no outstanding commercial paper issuances or borrowings under the Credit Facility or the uncommitted credit lines.
Commercial paper activity for the three years ended December 31, 2015 was (dollars in millions):

	2015	2014	2013
Average amount outstanding during the year	$964.8	$909.0	$471.7
Maximum amount outstanding during the year	$1,720.7	$1,795.8	$1,027.5
Total issuances during the year	$26,615.5	$18,539.9	$11,786.9
Average days outstanding	13.2	20.3	14.6
Weighted average interest rate	0.46%	0.29%	0.33%
Our access to the commercial paper market and the cost of these borrowings are affected by our credit ratings and market conditions. S&P rates our long-term and short-term debt BBB+ and A2, respectively, and Moody’s rates our long-term and short-term debt Baa1 and P2, respectively. Our outstanding senior notes and Credit Facility do not contain provisions that require acceleration of cash payments in the event our debt credit ratings are downgraded.
We expect to continue funding our day-to-day liquidity by issuing commercial paper. However, disruptions in the credit markets may lead to periods of illiquidity in the commercial paper market and higher credit spreads. To mitigate any future disruption in the credit markets and to fund our liquidity we may borrow under the Credit Facility or access the capital markets if favorable conditions exist. We will continue to monitor closely our liquidity and conditions in the credit markets. We cannot predict with any certainty the impact on us of any future disruptions in the credit markets. In such circumstances, we may need to obtain additional financing to fund our day-to-day working capital requirements. Such additional financing may not be available on favorable terms, or at all.

Contractual Obligations and Other Commercial Commitments

In the normal course of business we enter into numerous contractual and commercial undertakings. The following tables should be read in conjunction with our consolidated financial statements.

Contractual obligations at December 31, 2015 were (in millions):

		Obligation Due
	Total Obligation	2016	2017 - 2018	2019 - 2020	After 2020
Long-term debt:
Principal	$4,500.3	$1,000.3	$—	$1,500.0	$2,000.0
Interest	862.5	165.6	296.9	234.6	165.4
Lease obligations	1,444.3	323.4	420.9	277.8	422.2
Deferred tax liability - convertible debt	197.3	65.8	131.5	—	—
Contingent purchase price obligations	322.0	81.5	214.8	25.7	—
Defined benefit pension plans benefit obligation	234.8	8.5	17.7	22.0	186.6
Postemployment arrangements benefit obligation	115.9	9.3	16.4	12.0	78.2
Uncertain tax positions	113.0	18.7	28.3	66.0	—
	$7,790.1	$1,673.1	$1,126.5	2,138.1	$2,852.4

Certain acquisitions include an initial payment at closing and provide for future additional contingent purchase price payments (earn-outs), which are recorded as a liability at the acquisition date fair value. Subsequent changes in the fair value of the liability are recorded in our results of operations.

The unfunded benefit obligation for our defined benefit pension plans and liability for our postemployment arrangements was $281.8 million at December 31, 2015. In 2015, we contributed $4.2 million to our defined benefit pension plans and paid $8.7 million in benefits for our postemployment arrangements. We do not expect these payments to increase significantly in 2016.

The liability for uncertain tax positions is subject to uncertainty as to when or if the liability will be paid. We have assigned the liability to the periods presented based on our judgment as to when these liabilities will be resolved by the appropriate taxing authorities.

Commercial commitments at December 31, 2015 were (in millions):

		Commitment Expires
	Total Commitment	2016	2017 - 2018	2019 - 2020	After 2020
Standby letters of credit	$7.8	$6.4	$0.8	$—	$0.6
Guarantees	93.4	62.2	26.0	2.6	2.6
	$101.2	$68.6	$26.8	$2.6	$3.2

At December 31, 2015, there were no significant off-balance sheet arrangements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We manage our exposure to foreign exchange and interest rate risk through various strategies, including the use of derivative financial instruments. We use forward foreign exchange contracts as economic hedges to manage the cash flow volatility arising from foreign exchange rate fluctuations. Additionally, we use interest rate swaps to manage our interest expense and structure our debt portfolio to achieve a mix of fixed rate and floating rate debt. We do not use derivative instruments for trading or speculative purposes. Utilizing derivative instruments exposes us to the risk that counterparties to the derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we have a policy of only entering into derivative contracts with carefully selected major financial institutions based on specific minimum credit standards and other factors.

We evaluate the effects of changes in foreign currency exchange rates, interest rates and other relevant market risks on our derivative instruments. We periodically determine the potential loss from market risk on our derivative instruments by performing a value-at-risk, or VaR, analysis. VaR is a statistical model that utilizes historical currency exchange and interest rate data to measure the potential impact on future earnings of our derivative financial instruments assuming normal market conditions. The VaR model is not intended to represent actual losses but is used as a risk estimation and management tool. Based on the results of the model, we estimate with 95% confidence a maximum one-day change in the net fair value of our derivative financial instruments at December 31, 2015 was not significant.
Foreign Exchange Risk
Our results of operations are subject to risk from the translation to U.S. Dollars of the revenue and expenses of our foreign operations, which are generally denominated in their local currency. For the most part, revenue and expenses of our foreign operations are denominated in the same currency, which minimizes the economic impact on our operating margin. The effects of currency exchange transactions on our results of operations are discussed in Note 2 to the consolidated financial statements.
Our international operations represent approximately 44% of our revenue. While our major international markets include the European Union, the United Kingdom, Australia, Brazil, Canada, China and Japan, our agencies transact business in more than 50 different currencies.
As an integral part of our global treasury operations, we centralize our cash and use multicurrency pools to manage the foreign exchange risk between subsidiaries and their respective treasury centers from which they borrow or invest funds. However, in certain circumstances, subsidiaries borrow or invest with a treasury center operating in a different currency. At December 31, 2015, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $22.1 million to manage the foreign exchange risk associated with these activities. Additionally, there are circumstances where revenue and expense transactions are not denominated in the same currency. In these instances, amounts are either promptly settled or hedged with forward contracts. At December 31, 2015, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $85.9 million to manage the foreign exchange risk of these activities.
Foreign currency derivative instruments are designated as economic hedges; therefore, any gain or loss in fair value incurred on those instruments is generally offset by decreases or increases in the fair value of the underlying exposures. By using these financial instruments, we reduced financial risk of adverse foreign exchange changes by foregoing any gain (reward) which might have occurred if the markets moved favorably.
Interest Rate Risk
We use interest rate swaps to manage our interest cost and structure our long-term debt portfolio to achieve a mix of fixed rate and floating rate debt. Based on market conditions, we may terminate the swaps to reduce our exposure to rising interest rates or to monetize any gain and lock in a reduction in interest expense over the term of the underlying debt. At December 31, 2015, the total aggregate principal amount of our fixed rate senior notes was $4.5 billion and the total notional amount of the fixed-to-floating interest rate swaps was $1.75 billion. The interest rate swaps have the economic effect of converting our debt portfolio to 61% fixed rate obligations and 39% floating rate obligations. On January 19, 2016, we terminated the remaining $1.0 billion notional amount of the swap on the 2022 Notes, reducing the outstanding notional amount of the swaps to $750 million.
Also, we are exposed to interest rate volatility on future debt issuances. To manage this risk, we use forward-starting interest rate swaps to lock in the interest rate on future debt issuances. At December 31, 2015, the total notional amount of the forward-starting interest rate swaps was $1.0 billion. Upon settlement of the swap, any gain or loss on the effective portion of the swap will be amortized to interest expense over the term of the new debt or will be recorded in results of operations if the refinancing is not completed.
A complete discussion of our interest rate swaps is included in Note 6 to the consolidated financial statements.
Credit Risk
We provide advertising, marketing and corporate communications services to several thousand clients who operate in nearly every industry sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 2.7% of revenue in 2015. However, during periods of economic downturn, the credit profiles of our clients could change.

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

In addition, our methods of managing the risk of payment default, including obtaining credit insurance, requiring payment in advance, mitigating the potential loss in the marketplace or negotiating with media providers, may be less available or unavailable during a severe economic downturn.
Item 8. Financial Statements and Supplementary Data
See Item 15, “Exhibits, Financial Statement Schedules.”
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2015, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Annual Report on Form 10-K for the year ended December 31, 2015 are appropriate.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2015. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2015, dated February 9, 2016, which is included on page F-3 of this 2015 10-K.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information regarding Executive Officers of the Registrant is included in Part I, Item 1, “Business.” Additional information called for by this Item, to the extent not included in this document, is incorporated herein by reference to the information to be included under the captions “Corporate Governance,” “Items To Be Voted On - Item 1 - Election of Directors,” “Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance” and “Shareholder Proposals For The 2017 Annual Meeting” in our definitive proxy statement, which is expected to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015, or our Proxy Statement.
Item 11. Executive Compensation

The information called for by this Item is incorporated herein by reference to the information to be included under the captions “Executive Compensation,” “Directors' Compensation For Fiscal 2015” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item is incorporated herein by reference to the information to be included under the captions “Equity Compensation Plans” and “Stock Ownership” in our Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this Item is incorporated herein by reference to the information to be included under the captions “Additional Information - Transactions with Related Persons” and “Corporate Governance - Board Composition” in our Proxy Statement.
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

4.3
Second Supplemental Indenture to the Form of the Senior Debt Securities Indenture, dated as of July 20, 2012, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee, (Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-10551) dated July 20, 2012 (“July 20,2012 8-K”) and incorporated herein by reference).

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

4.9
Fourth Supplemental Indenture to the 2009 Base Indenture, dated as of July 20, 2012, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee, (Exhibit 4.4 to the July 20, 2012 8-K and incorporated herein by reference).

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

4.15
First Supplemental Indenture, dated as of October 29, 2014, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee, in connection with our issuance of $750 million 3.65% Senior Notes due 2024 (Exhibit 4.2 to the October 29, 2014 8-K and incorporated herein by reference).

4.16	Form of 3.65% Notes due 2024 (Exhibit 4.3 to the October 29, 2014 8-K and incorporated herein by reference).

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

10.3	Director Equity Plan for Non-employee Directors (Appendix B to our Proxy Statement (File No. 1-10551) filed on April 23, 2004 and incorporated herein by reference).

10.4
Standard form of our Executive Salary Continuation Plan Agreement (Exhibit 10.5 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2012 (“2012 10-K”) and incorporated herein by reference).

10.5	Standard form of the Director Indemnification Agreement (Exhibit 10.25 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 1989 and incorporated herein by reference).

10.6	Equity Incentive Plan (Exhibit 4.3 to our Registration Statement on Form S-8 (Registration No. 333-108063) dated August 18, 2003 and incorporated herein by reference).

10.7
Senior Management Incentive Plan as amended and restated on December 4, 2008 (Exhibit 10.9 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2008 (“2008 10-K”) and incorporated herein by reference).

10.8	Omnicom Group Inc. SERCR Plan (Exhibit 10.10 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2011 and incorporated herein by reference).

10.9	Form of Award Agreement under the Omnicom Group Inc. SERCR Plan (Exhibit 10.2 to our Current Report on Form 8-K (File No. 1-10551) dated December 13, 2006 and incorporated herein by reference).

10.10	Omnicom Group Inc. Amended and Restated 2007 Incentive Award Plan (Appendix A to our Proxy Statement (File No. 1-10551) filed on April 15, 2010 and incorporated herein by reference).

10.11	Form of Indemnification Agreement (Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-10551) for the quarter ended June 30, 2007 and incorporated herein by reference).

10.12	Director Compensation and Deferred Stock Program (Exhibit 10.13 to the 2012 10-K and incorporated herein by reference).

10.13	Restricted Stock Unit Deferred Compensation Plan (Exhibit 10.16 to the 2008 10-K and incorporated herein by reference).

10.14	Restricted Stock Deferred Compensation Plan (Exhibit 10.17 to the 2008 10-K and incorporated herein by reference).

10.15	Amendment No. 1 to the Restricted Stock Deferred Compensation Plan (Exhibit 10.18 to the 2008 10-K and incorporated herein by reference).

10.16	Amendment No. 2 to the Restricted Stock Deferred Compensation Plan (Exhibit 10.19 to the 2008 10-K and incorporated herein by reference).

10.17	Form of Grant Notice and Option Agreement (Exhibit 10.20 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2010 (“2010 10-K”) and incorporated herein by reference).

10.18	Form of Grant Notice and Restricted Stock Agreement (Exhibit 10.21 to 2010 10-K and incorporated herein by reference).

10.19	Form of Grant Notice and Restricted Stock Unit Agreement (Exhibit 10.22 to 2010 10-K and incorporated herein by reference).

10.20
Form of Grant Notice and Performance Restricted Stock Unit Agreement (Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-10551) for the quarter ended June 30, 2011 and incorporated herein by reference).

10.21	Omnicom Group Inc. 2013 Incentive Award Plan (Appendix A to our Proxy Statement (File No. 1-10551) filed on April 11, 2013 and incorporated herein by reference).

10.22
Separation Agreement and General Release between Omnicom Management Inc. and Randall J. Weisenburger (Exhibit 10.23 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2014 and incorporated herein by reference).

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

OMNICOM GROUP INC.
February 9, 2016	BY:	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE CRAWFORD	Chairman and Director	February 9, 2016
Bruce Crawford

/s/ JOHN D. WREN	Chief Executive Officer and President and Director (Principal Executive Officer)	February 9, 2016
John D. Wren

/s/ PHILIP J. ANGELASTRO	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 9, 2016
Philip J. Angelastro

/s/ ANDREW L. CASTELLANETA	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 9, 2016
Andrew L. Castellaneta

/s/ ALAN R. BATKIN	Director	February 9, 2016
Alan R. Batkin

/s/ MARY C. CHOKSI	Director	February 9, 2016
Mary C. Choksi

/s/ ROBERT CHARLES CLARK	Director	February 9, 2016
Robert Charles Clark

/s/ LEONARD S. COLEMAN, JR.	Director	February 9, 2016
Leonard S. Coleman, Jr.

/s/ ERROL M. COOK	Director	February 9, 2016
Errol M. Cook

/s/ SUSAN S. DENISON	Director	February 9, 2016
Susan S. Denison

/s/ MICHAEL A. HENNING	Director	February 9, 2016
Michael A. Henning

/s/ JOHN R. MURPHY	Director	February 9, 2016
John R. Murphy

/s/ JOHN R. PURCELL	Director	February 9, 2016
John R. Purcell

/s/ LINDA JOHNSON RICE	Director	February 9, 2016
Linda Johnson Rice

/s/ GARY L. ROUBOS	Director	February 9, 2016
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

Omnicom management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Management, with the participation of our Chief Executive Officer, or CEO, Chief Financial Officer, or CFO, and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2015. There have not been any changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected or are reasonably likely to affect our internal control over financial reporting.

KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2015, dated February 9, 2016.

The Board of Directors of Omnicom has an Audit Committee comprised of five independent directors. The Audit Committee meets periodically with financial management, Internal Audit and the independent auditors to review accounting, control, audit and financial reporting matters.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Omnicom Group Inc.:
We have audited the accompanying consolidated balance sheets of Omnicom Group Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omnicom Group Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule on page S-1, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Omnicom Group Inc. and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 9, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 9, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Omnicom Group Inc.:

We have audited Omnicom Group Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Omnicom Group Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omnicom Group Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 9, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 9, 2016

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$2,605.2	$2,388.1
Short-term investments, at cost	14.5	2.2
Accounts receivable, net of allowance for doubtful accounts of $22.5 and $24.9	7,220.9	6,524.7
Work in process	1,122.7	1,166.6
Other current assets	1,017.2	998.1
Total Current Assets	11,980.5	11,079.7
Property and Equipment at cost, less accumulated depreciation of $1,206.6 and $1,221.2	692.7	708.0
Equity Method Investments	136.6	148.2
Goodwill	8,676.4	8,822.2
Intangible Assets, net of accumulated amortization of $680.7 and $611.4	344.8	389.4
Other Assets	279.7	280.9
TOTAL ASSETS	$22,110.7	$21,428.4
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$9,812.0	$8,797.5
Customer advances	1,283.5	1,180.9
Current portion of debt	1,001.4	0.4
Short-term debt	5.2	7.2
Taxes payable	319.1	301.1
Other current liabilities	1,798.4	1,774.0
Total Current Liabilities	14,219.6	12,061.1
Long-Term Debt	3,564.2	4,542.1
Long-Term Liabilities	800.5	774.3
Long-Term Deferred Tax Liabilities	469.1	543.9
Commitments and Contingent Liabilities (See Note 16)
Temporary Equity - Redeemable Noncontrolling Interests	167.9	185.7
Equity:
Shareholders’ Equity:
Preferred stock, $1.00 par value, 7.5 million shares authorized, none issued	—	—
Common stock, $0.15 par value, 1.0 billion shares authorized, 397.2 million shares issued, 239.7 million and 246.7 million shares outstanding	59.6	59.6
Additional paid-in capital	859.9	818.6
Retained earnings	10,178.2	9,576.9
Accumulated other comprehensive income (loss)	(1,015.4)	(618.2)
Treasury stock, at cost, 157.5 million and 150.5 million shares	(7,629.9)	(6,986.9)
Total Shareholders’ Equity	2,452.4	2,850.0
Noncontrolling interests	437.0	471.3
Total Equity	2,889.4	3,321.3
TOTAL LIABILITIES AND EQUITY	$22,110.7	$21,428.4

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenue	$15,134.4	$15,317.8	$14,584.5
Operating Expenses	13,214.3	13,373.7	12,759.2

Operating Income	1,920.1	1,944.1	1,825.3

Interest Expense	181.1	177.2	197.2
Interest Income	39.6	43.1	32.8

Income Before Income Taxes and Income From Equity Method Investments	1,778.6	1,810.0	1,660.9
Income Tax Expense	583.6	593.1	565.2
Income From Equity Method Investments	8.4	16.2	15.9
Net Income	1,203.4	1,233.1	1,111.6
Net Income Attributed To Noncontrolling Interests	109.5	129.1	120.5
Net Income - Omnicom Group Inc.	$1,093.9	$1,104.0	$991.1

Net Income Per Share - Omnicom Group Inc.:
Basic	$4.43	$4.27	$3.73
Diluted	$4.41	$4.24	$3.71

Dividends Declared Per Common Share	$2.00	$1.90	$1.60

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2015	2014	2013
Net Income	$1,203.4	$1,233.1	$1,111.6
Unrealized gain (loss) on cash flow hedge, net of income taxes of ($2.3)	(3.3)	—	—
Unrealized gain (loss) on available-for-sale securities, net of income taxes of $0.1 and $0.2 and $0.2 for 2015, 2014 and 2013, respectively	0.3	0.4	0.4
Foreign currency translation adjustment, net of income taxes of ($220.0) and ($227.9) and ($62.3) for 2015, 2014 and 2013, respectively	(427.2)	(442.4)	(120.6)
Defined benefit pension and postemployment plans adjustment, net of income taxes of $2.8 and ($15.5) and $14.1 for 2015, 2014 and 2013, respectively	4.2	(23.3)	21.0
Other Comprehensive Income (Loss)	(426.0)	(465.3)	(99.2)
Comprehensive Income	777.4	767.8	1,012.4
Comprehensive Income Attributed To Noncontrolling Interests	80.7	90.4	83.4
Comprehensive Income - Omnicom Group Inc.	$696.7	$677.4	$929.0

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Three Years Ended December 31, 2015
(In millions, except per share amounts)

	Omnicom Group Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value
Balance as of December 31, 2012	397.2	$59.6	$836.6	$8,394.4	$(129.5)	$(5,700.3)	$3,460.8	$495.5	$3,956.3
Net Income				991.1			991.1	120.5	1,111.6
Other comprehensive income (loss)					(62.1)		(62.1)	(37.1)	(99.2)
Dividends to noncontrolling interests								(100.6)	(100.6)
Acquisition of noncontrolling interests			(16.8)				(16.8)	(8.2)	(25.0)
Increase in noncontrolling interests from business combinations								15.4	15.4
Change in temporary equity			(3.6)				(3.6)		(3.6)
Shares issued for conversion of convertible notes			(34.3)			68.8	34.5		34.5
Common stock dividends declared ($1.60 per share)				(424.3)			(424.3)		(424.3)
Share-based compensation			86.3				86.3		86.3
Stock issued, share-based compensation			(51.1)			142.9	91.8		91.8
Common stock repurchased						(575.3)	(575.3)		(575.3)
Balance as of December 31, 2013	397.2	59.6	817.1	8,961.2	(191.6)	(6,063.9)	3,582.4	485.5	4,067.9
Net Income				1,104.0			1,104.0	129.1	1,233.1
Other comprehensive income (loss)					(426.6)		(426.6)	(38.7)	(465.3)
Dividends to noncontrolling interests								(111.3)	(111.3)
Acquisition of noncontrolling interests			(64.5)				(64.5)	(27.8)	(92.3)
Increase in noncontrolling interests from business combinations								34.5	34.5
Change in temporary equity			7.9				7.9		7.9
Shares issued for conversion of convertible notes			(25.5)			57.7	32.2		32.2
Common stock dividends declared ($1.90 per share)				(488.3)			(488.3)		(488.3)
Share-based compensation			93.5				93.5		93.5
Stock issued, share-based compensation			(9.9)			82.3	72.4		72.4
Common stock repurchased						(1,063.0)	(1,063.0)		(1,063.0)
Balance as of December 31, 2014	397.2	59.6	818.6	9,576.9	(618.2)	(6,986.9)	2,850.0	471.3	3,321.3
Net Income				1,093.9			1,093.9	109.5	1,203.4
Other comprehensive income (loss)					(397.2)		(397.2)	(28.8)	(426.0)
Dividends to noncontrolling interests								(129.4)	(129.4)
Acquisition of noncontrolling interests			(38.8)				(38.8)	(24.2)	(63.0)
Increase in noncontrolling interests from business combinations								38.6	38.6
Change in temporary equity			11.9				11.9		11.9
Common stock dividends declared ($2.00 per share)				(492.6)			(492.6)		(492.6)
Share-based compensation			99.4				99.4		99.4
Stock issued, share-based compensation			(31.2)			84.5	53.3		53.3
Common stock repurchased						(727.5)	(727.5)		(727.5)
Balance as of December 31, 2015	397.2	$59.6	$859.9	$10,178.2	$(1,015.4)	$(7,629.9)	$2,452.4	$437.0	$2,889.4

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2015	2014	2013

Cash Flows from Operating Activities:
Net income	$1,203.4	$1,233.1	$1,111.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	181.8	187.3	184.0
Amortization of intangible assets	109.3	107.1	100.8
Amortization of deferred gain from termination of interest rate swaps	(9.2)	(7.2)	(7.3)
Share-based compensation	99.4	93.5	86.3
Excess tax benefit from share-based compensation	(27.2)	(29.6)	(37.8)
Deferred gain from termination of interest rate swaps	50.4	—	—
Other, net	6.8	(1.5)	20.1
Change in operating capital	557.6	(106.2)	351.3
Net Cash Provided By Operating Activities	2,172.3	1,476.5	1,809.0
Cash Flows from Investing Activities:
Capital expenditures	(202.7)	(213.0)	(212.0)
Acquisition of businesses and interests in affiliates, net of cash acquired	(60.3)	(74.9)	(32.8)
Other, net	(0.5)	21.0	16.6
Net Cash Used In Investing Activities	(263.5)	(266.9)	(228.2)
Cash Flows from Financing Activities:
Proceeds from (repayment of) short-term debt	(1.1)	2.1	(0.4)
Proceeds from borrowings	—	747.6	—
Redemption of convertible debt	—	(252.7)	(406.7)
Dividends paid to common shareholders	(496.7)	(468.0)	(318.4)
Repurchases of common stock	(727.5)	(1,063.0)	(575.3)
Proceeds from stock plans	20.1	39.3	52.3
Acquisition of additional noncontrolling interests	(33.5)	(69.5)	(8.9)
Dividends paid to noncontrolling interest shareholders	(129.4)	(111.3)	(100.6)
Payment of contingent purchase price obligations	(55.3)	(83.2)	(70.5)
Excess tax benefit from share-based compensation	27.2	29.6	37.8
Other, net	(32.9)	(29.0)	(29.1)
Net Cash Used In Financing Activities	(1,429.1)	(1,258.1)	(1,419.8)

Effect of foreign exchange rate changes on cash and cash equivalents	(262.6)	(273.9)	(128.8)

Net Increase (Decrease) in Cash and Cash Equivalents	217.1	(322.4)	32.2
Cash and Cash Equivalents at the Beginning of Year	2,388.1	2,710.5	2,678.3
Cash and Cash Equivalents at the End of Year	$2,605.2	$2,388.1	$2,710.5

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Presentation of Financial Statements
The terms “Omnicom,” “the Company,” “we,” “our” and “us” each refer to Omnicom Group Inc. and its subsidiaries, unless the context indicates otherwise. The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”). All intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.
2. Significant Accounting Policies

Accounting Changes. On December 31, 2015, we retrospectively adopted FASB Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) and FASB ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-03 requires that debt issuance costs be presented as a direct reduction from the carrying amount of debt and ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent. As a result of the adoption of ASU 2015-03 and ASU 2015-17, the balance sheet at December 31, 2014 was adjusted to reflect the reclassification of $ 20.5 million from other assets to long-term notes payable and $110.8 million from other current assets to long-term deferred tax liabilities.

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

In the majority of our businesses, we act as an agent and record revenue equal to the net amount retained when the fee or commission is earned. Although, in certain markets, we may bear credit risk with respect to these activities, the arrangements with our clients are such that we act as an agent on their behalf. In these cases, costs incurred with third-party suppliers are excluded from our revenue. In certain arrangements, we act as principal and we contract directly with third-party suppliers and media providers and production companies and we are the primary obligor. In these circumstances, revenue is recorded at the gross amount billed since revenue has been earned for the sale of goods or services.

Some of our client arrangements include performance incentive provisions designed to link a portion of our revenue to our performance relative to quantitative and qualitative goals. We recognize performance incentives in revenue when specific quantitative goals are achieved, or when our performance against qualitative goals is determined by the client. We may receive rebates or credits from vendors for transactions entered into on behalf of clients. These rebates or credits are remitted to the clients or retained by us based on the terms of the client contract or local law. Amounts passed on to clients are recorded as a liability and amounts retained by us are recorded as revenue when earned.

Operating Expenses. Operating expenses represent salary and service costs and office and general expenses. Salary and service costs consist of employee compensation and related costs and direct service costs. Office and general costs consist of rent and occupancy costs, technology costs, depreciation and amortization and other overhead expenses.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating expenses for the three years ended December 31, 2015 were (in millions):

	2015	2014	2013
Salary and service costs	$11,361.9	$11,350.0	$10,724.4
Office and general expenses	1,852.4	2,023.7	2,034.8
	$13,214.3	$13,373.7	$12,759.2
Cash and Cash Equivalents. Highly liquid investments consisting of interest-bearing time deposits with original maturities of three months or less are classified as cash equivalents. We have policies governing counterparty credit risk for financial institutions that hold our cash and cash equivalents and we have deposit limits for each institution.
Short-Term Investments. Short-term investments consist of interest-bearing time deposits with maturities of less than twelve months. Short-term investments are carried at cost, which approximates fair value.
Work in Process. Work in process includes costs incurred on behalf of clients in providing advertising and marketing services, including media and production costs, and fees that have not yet been billed. Media and production costs are billed during the production process and fees are normally billed within the next 30 days.
Property and Equipment. Property and equipment are carried at cost and are depreciated over the estimated useful lives of the assets using the straight-line method. The estimated useful lives range from seven to ten years for furniture and three to five years for equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the related lease term or the estimated useful life of the asset. Property under capital lease is depreciated on a straight-line basis over the lease term.
Equity Method Investments. Investments in companies where we exercise significant influence over the operating and financial policies of the investee and own less than 50% of the equity are accounted for using the equity method. Our proportionate share of the net income or loss of equity method investments is included in results of operations and any dividends received reduce the carrying value of the investment. The excess of the cost of our investment over our proportionate share of the fair value of the net assets of the investee at the acquisition date is recognized as goodwill and included in the carrying amount of the investment. Goodwill in the equity method investments is not amortized. Gains and losses from changes in equity method investments are recorded in results of operations until control is achieved. In circumstances where the change results in obtaining control, the existing carrying value of the investment is remeasured to the acquisition date fair value and any gain or loss is recognized in results of operations.
Cost Method Investments. Investments in companies where we do not exercise significant influence over the operating and financial policies of the investee and own less than 20% of the equity are accounted for using the cost method. Cost method investments are are included in other assets and are carried at cost, which approximates or is less than fair value. The carrying value of our cost method investments was $21.5 million and $21.8 million at December 31, 2015 and 2014, respectively.
We periodically review the carrying value of the equity method and cost method investments to determine if there has been an other-than-temporary decline in carrying value. A variety of factors are considered when determining if a decline in carrying value is other-than-temporary, including the financial condition and business prospects of the investee, as well as our investment intent.
Available-for-Sale Securities. Investments in common stock of publicly traded companies are classified as available-for-sale securities. These investments are included in other assets and are carried at fair value using quoted market prices. Unrealized gains and losses are recorded in accumulated other comprehensive income. The carrying value of the available-for-sale securities was $4.8 million and $4.9 million at December 31, 2015 and 2014, respectively.
Goodwill and Intangible Assets. Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired. Goodwill is not amortized, but is periodically reviewed for impairment. Intangible assets, which consist primarily of customer relationships, including the related customer contracts and trade names, and purchased and internally developed software are amortized over their estimated useful lives ranging from five to ten years. We consider a number of factors in determining the useful lives and amortization method, including the pattern in which the economic benefits are consumed, as well as trade name recognition and customer attrition. There is no estimated residual value for the intangible assets.
We review the carrying value of goodwill for impairment annually at the end of the second quarter of the year and whenever events or circumstances indicate the carrying value may not be recoverable. The impairment evaluation utilizes a two-step test. The first step compares the fair value of each reporting unit, which we identified as our five agency networks, to its carrying value, including goodwill. If the fair value of the reporting unit is equal to or greater than its carrying value,

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

goodwill is not impaired and no further testing is required. If the carrying value exceeds fair value, then the second step of the impairment test is performed in order to determine if the implied fair value of the goodwill of the reporting unit exceeds the carrying value of that goodwill. Goodwill is impaired when the carrying value of the goodwill exceeds its implied fair value. Impaired goodwill is written down to its implied fair value with a charge recorded in results of operations in the period the impairment is identified.
We identified our regional reporting units as components of our operating segments, which are our five agency networks. The regional reporting units of each agency network monitor the performance and are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our client-centric strategy for delivering services to clients in their regions. We have concluded that, for each of our operating segments, their regional reporting units had similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in FASB ASC Topic 280, Segment Reporting, and the guidance set forth in FASB ASC Topic 350, Intangibles - Goodwill and Other. Consistent with our fundamental business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. The main economic components of each agency are employee compensation and related costs and direct service costs and office and general costs, which include rent and occupancy costs, technology costs that are generally limited to personal computers, servers and off-the-shelf software and other overhead costs. Finally, the expected benefits of our acquisitions are typically shared by multiple agencies in various regions as they work together to integrate the acquired agency into our client service strategy. We use the following valuation methodologies to determine the fair value of our reporting units: (1) the income approach, which utilizes discounted expected future cash flows, (2) comparative market participant multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) and (3) when available, consideration of recent and similar acquisition transactions.
Based on the results of the annual impairment test, we concluded that at June 30, 2015 and 2014 our goodwill was not impaired because the fair value of each of our reporting units were substantially in excess of their respective net book value. Subsequent to the annual impairment test of goodwill at June 30, 2015, there were no events or circumstances that triggered the need for an interim impairment test.
Debt Issuance Costs. Debt issuance costs are capitalized and amortized to interest expense over the life of the related debt and are presented as a direct reduction from the carrying amount of debt.
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
Treasury Stock. Common stock repurchases are accounted for at cost and are recorded as treasury stock. Reissued treasury stock, primarily in connection with share-based compensation plans, is accounted for at average cost. Gains or losses on reissued treasury stock arising from the difference between the average cost and the fair value of the award are recorded in additional paid-in capital and do not affect results of operations.
Business Combinations. Business combinations are accounted for using the acquisition method and accordingly, the assets acquired, including identified intangible assets, liabilities assumed and any noncontrolling interest in the acquired business are recorded at their acquisition date fair values. In circumstances where control is obtained and less than 100% of a business is acquired, goodwill is recorded as if 100% were acquired. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs are expensed as incurred. Certain acquisitions include an initial payment at closing and provide for future additional contingent purchase price payments (earn-outs), which are recorded as a liability at the acquisition date fair value using the discount rate in effect on the acquisition date. Subsequent changes in the fair value of the liability are recorded in results of operations. Generally, there is no cap on the amount that can be earned under the contingent purchase price arrangements and payments are not contingent upon future employment. The results of operations of acquired businesses are included in results of operations from the acquisition date.
Noncontrolling Interests. Noncontrolling interests represent equity interests in consolidated subsidiaries held by third-parties. Noncontrolling interests are presented as a component of equity and the proportionate share of net income attributed to the noncontrolling interests is recorded in results of operations. Changes in noncontrolling interests that do not result in a loss of control are accounted for in equity. Gains and losses from the changes in noncontrolling interests that result in a loss of control are recorded in results of operations.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation and Transactions. Substantially all of our foreign subsidiaries use their local currency as their functional currency. Assets and liabilities are translated into U.S. Dollars at the exchange rate on the balance sheet date and revenue and expenses are translated at the average exchange rate for the period. Translation adjustments are recorded in accumulated other comprehensive income. Net foreign currency transaction gains recorded in results of operations in 2015, 2014 and 2013 were $4.7 million, $8.7 million and $2.7 million, respectively.
Share-Based Compensation. Share-based compensation for restricted stock and stock option awards is measured at the grant date fair value. The fair value of restricted stock awards is determined and fixed on the grant date using the closing price of our common stock and is recorded in additional paid-in capital. The fair value of stock option awards is determined using the Black-Scholes option valuation model. For awards that have a service only vesting condition, compensation expense is recognized on a straight-line basis over the requisite service period. For awards with a performance vesting condition, compensation expense is recognized on a graded-vesting basis. Typically, all share-based awards are settled with treasury stock. See Note 9 for additional information regarding our specific award plans and estimates and assumptions used to determine the fair value of our share-based compensation awards.
Salary Continuation Agreements. Arrangements with certain present and former employees provide for continuing payments for periods up to ten years after cessation of full-time employment in consideration for agreement by the employees not to compete with us and to render consulting services during the postemployment period. Such payments, which are subject to certain limitations, including our operating performance during the postemployment period, represent the fair value of the services rendered and are expensed in such periods.
Severance. The liability for one-time termination benefits, such as severance pay or benefit payouts, is measured and recognized at fair value in the period the liability is incurred. Subsequent changes to the liability are recognized in results of operations in the period of change.
Defined Benefit Pension Plans and Postemployment Arrangements. The funded status of our defined benefit plans is recorded as an asset or liability. Funded status is the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date, determined on a plan-by-plan basis. The benefit obligation for the defined benefit plans is the projected benefit obligation (“PBO”), which represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The fair value of plan assets represents the current market value. Overfunded plans where the fair value of plan assets exceeds the benefit obligation are aggregated and recorded as a prepaid pension asset equal to the excess. Underfunded plans where the benefit obligation exceeds the fair value of plan assets are aggregated and recorded as a liability equal to the excess. We record the liability for our postemployment arrangements. The benefit obligation of our postemployment arrangements is the PBO and these arrangements are not funded. The current portion of the benefit obligation for the defined benefit plans and postemployment arrangements, which represents the actuarial present value of benefits payable in the next twelve months that exceed the fair value of plan assets, is recorded in other current liabilities and the long-term portion is recorded in long-term liabilities.
Deferred Compensation. Some of our subsidiaries have individual deferred compensation arrangements with certain executives that provide for payments over varying terms upon retirement, cessation of employment or death. The cost of these arrangements is accrued during the employee’s service period.
Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable for the current period and the deferred taxes recognized during the period. Deferred income taxes reflect the temporary difference between assets and liabilities that are recognized for financial reporting purposes and income tax purposes and are recorded as noncurrent. Deferred income taxes are measured using the enacted tax rates that are assumed to be in effect when the differences reverse. Deferred tax assets result from recording expenses in the financial statements which are not currently deductible for tax purposes, such as share-based compensation expense, tax loss and credit carryforwards and differences between the tax basis and book basis of assets and liabilities recorded in connection with acquisitions. Deferred tax liabilities result principally from basis differences arising from deductible goodwill and intangible assets, interest expense on financial instruments which is currently deductible for tax purposes but have not been expensed in the financial statements and tax rate differentials on unremitted foreign earnings. Valuation allowances are recorded where it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we evaluate factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have provided U.S. federal and state income taxes on earnings of foreign operations that have not been indefinitely reinvested and we have not provided U.S. federal and state income taxes on the cumulative earnings of foreign subsidiaries that have been indefinitely reinvested. Interest and penalties related to tax positions taken in our tax returns are recorded in income tax expense.
Net Income Per Common Share. Basic net income per common share is based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is based on the weighted average number of common shares outstanding, plus, the dilutive effect of common share equivalents, which include outstanding stock options and restricted stock.
Net income per common share is computed using the two-class method, which is an earnings allocation method for computing net income per common share when a company's capital structure includes common stock and participating securities. The majority of the unvested restricted stock awards receive non-forfeitable dividends at the same rate as the common stock and therefore are considered participating securities. Under the two-class method, basic and diluted net income per common share is reduced for a presumed hypothetical distribution of earnings to holders of the unvested restricted stock receiving non-forfeitable dividends.
Concentration of Credit Risk. We provide advertising, marketing and corporate communications services to several thousand clients who operate in nearly every sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 2.7% of revenue in 2015.
Derivative Financial Instruments. All derivative instruments, including certain derivative instruments embedded in other contracts, are recorded at fair value. Derivatives qualify for hedge accounting if: (1) the hedging instrument is designated as a hedge at inception, (2) the hedged exposure is specifically identifiable and exposes us to risk and (3) a change in fair value of the derivative financial instrument and an opposite change in the fair value of the hedged exposure have a high degree of correlation. The method of assessing hedge effectiveness and measuring hedge ineffectiveness is formally documented at hedge inception. Hedge effectiveness is assessed and hedge ineffectiveness is measured at least quarterly throughout the designated hedge period. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through results of operations or recognized in other comprehensive income until the hedged item is recognized in results of operations. The ineffective portion of the change in fair value of a derivative used as hedge is recognized in results of operations. We do not use derivative financial instruments for trading or speculative purposes.
Fair Value. We apply the fair value measurement guidance in FASB ASC Topic 820, Fair Value Measurements and Disclosures, for our financial assets and liabilities that are required to be measured at fair value and for our nonfinancial assets and liabilities that are not required to be measured at fair value on a recurring basis, which includes goodwill and other identifiable intangible assets. The measurement of fair value requires the use of techniques based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The inputs create the following fair value hierarchy:

•	Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities.

•
Level 2 - Unadjusted quoted prices in active markets for similar assets or liabilities; unadjusted quoted prices for identical assets or liabilities in markets that are not active; and model-derived valuations with observable inputs.

•	Level 3 - Unobservable inputs for the asset or liability.
We use unadjusted quoted market prices to determine the fair value of our financial assets and liabilities and classify such items in Level 1. We use unadjusted quoted market prices for similar assets and liabilities in active markets and model-derived valuations and classify such items in Level 2.
In determining the fair value of financial assets and liabilities, we consider certain market valuation adjustments that market participants would consider in determining fair value, including: counterparty credit risk adjustments applied to financial assets and liabilities, taking into account the actual credit risk of the counterparty when valuing assets measured at fair value and credit risk adjustments applied to reflect our credit risk when valuing liabilities measured at fair value. To mitigate the counterparty credit risk, we have a policy of only entering into contracts with carefully selected major financial institutions based on specific minimum credit standards and other factors.
Reclassifications. Certain reclassifications have been made to the prior year financial information to conform to the current year presentation.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Net Income per Common Share

The computations of basic and diluted net income per common share for the three years ended December 31, 2015 were (in millions, except per share amounts):

	2015	2014	2013
Net Income Available for Common Shares:
Net income - Omnicom Group Inc.	$1,093.9	$1,104.0	$991.1
Net income allocated to participating securities	(12.4)	(20.4)	(25.1)
	$1,081.5	$1,083.6	$966.0
Weighted Average Shares:
Basic	244.2	253.9	258.9
Dilutive stock options and restricted shares	1.0	1.4	1.5
Diluted	245.2	255.3	260.4

Anti-dilutive stock options and restricted shares	0.1	0.6	0.7

Net Income per Common Share - Omnicom Group Inc.:
Basic	$4.43	$4.27	$3.73
Diluted	$4.41	$4.24	$3.71
4. Business Combinations

In 2015, we completed 8 acquisitions of new subsidiaries, which increased goodwill $144.7 million. Approximately $28.3 million of the goodwill recorded in 2015 is expected to be deductible for income tax purposes. Further, we acquired additional equity interests in certain majority owned subsidiaries, which are accounted for as equity transactions and no additional goodwill was recorded. None of the acquisitions in 2015, either individually or in the aggregate, was material to our results of operations or financial position.

The valuation of the acquired businesses is based on various factors, including specialized know-how, reputation, geographic coverage, competitive position and service offerings, as well as our experience and judgment. Our acquisition strategy is focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of our strategic business platforms and agency brands, through the expansion of their geographic area or their service capabilities to better serve our clients. Certain acquisitions include an initial payment at closing and provide for future additional contingent purchase price payments (earn-outs), which are derived using the performance of the acquired entity and are based on predetermined formulas. The liability for contingent purchase price obligations was $322.0 million and $300.7 million at December 31, 2015 and 2014, respectively, of which $81.5 million and $105.5 million, respectively, is included in other current liabilities.

For each acquisition, we undertake a detailed review to identify other intangible assets and a valuation is performed for all such identified assets. We use several market participant measurements to determine fair value. This approach includes consideration of similar and recent transactions, as well as utilizing discounted expected cash flow methodologies and when available and as appropriate, we use comparative market multiples to supplement our analysis. As is typical for most service businesses, a substantial portion of the intangible asset value we acquire is the specialized know-how of the workforce, which is treated as part of goodwill and is not valued separately. A significant portion of the identifiable intangible assets acquired is derived from customer relationships, including the related customer contracts, as well as trade names. One of the primary drivers in executing our acquisition strategy is the existence of, or the ability to, expand our existing client relationships. The expected benefits of our acquisitions are typically shared across multiple agencies and regions.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Goodwill and Intangible Assets

Goodwill and intangible assets at December 31, 2015 and 2014 were (in millions):

	2015			2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Goodwill	$9,205.7	$(529.3)	$8,676.4	$9,377.6	$(555.4)	$8,822.2
Intangible assets:
Purchased and internally developed software	$310.5	$(239.9)	$70.6	$298.7	$(221.4)	$77.3
Customer related and other	715.0	(440.8)	274.2	702.1	(390.0)	312.1
	$1,025.5	$(680.7)	$344.8	$1,000.8	$(611.4)	$389.4

Changes in goodwill for the years ended December 31, 2015 and 2014 were (in millions):

	2015	2014
January 1	$8,822.2	$8,916.0
Acquisitions	144.7	222.4
Dispositions	(3.0)	(3.0)
Foreign currency translation	(287.5)	(313.2)
December 31	$8,676.4	$8,822.2

There were no goodwill impairment losses recorded in 2015 or 2014 and there are no accumulated goodwill impairment losses. Goodwill for acquisitions completed in 2015 and 2014 includes $19.3 million and $43.5 million, respectively, of goodwill attributed to noncontrolling interests in the acquired businesses.
6. Debt

Credit Facilities

As a source of short-term financing, we have a $2.5 billion revolving credit facility (“Credit Facility”), domestic and international uncommitted credit lines and we can issue up to $2 billion of commercial paper. In July 2015, we extended the term of our Credit Facility to July 31, 2020. The uncommitted credit lines aggregate $1.2 billion and $937.8 million at December 31, 2015 and 2014, respectively. There were no outstanding commercial paper issuances or borrowings under the Credit Facility or the uncommitted credit lines at December 31, 2015 and 2014.

Available and unused credit lines at December 31, 2015 and 2014 were (in millions):

	2015	2014
Credit Facility	$2,500.0	$2,500.0
Uncommitted credit lines	1,157.7	937.8
Available and unused credit lines	$3,657.7	$3,437.8

The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At December 31, 2015, we were in compliance with these covenants as our Leverage Ratio was 2.1 times and our Interest Coverage Ratio was 12.2 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-Term Debt

Short-term debt at December 31, 2015 and 2014, of $5.2 million and $7.2 million, respectively, represents bank overdrafts of our international subsidiaries. Due to the short-term nature of this debt, carrying value approximates fair value. At December 31, 2015 and 2014, the weighted average interest rate on this debt was 3.7% and 6.0%, respectively.

Long-Term Debt

Long-term debt at December 31, 2015 and 2014 was (in millions):

	2015	2014
5.9% Senior Notes due 2016	$1,000.0	$1,000.0
6.25% Senior Notes due 2019	500.0	500.0
4.45% Senior Notes due 2020	1,000.0	1,000.0
3.625% Senior Notes due 2022	1,250.0	1,250.0
3.65% Senior Notes due 2024	750.0	750.0
Other debt	0.3	0.5
	4,500.3	4,500.5
Unamortized premium (discount) on senior notes, net	10.1	11.1
Debt issuance costs	(16.9)	(20.5)
Adjustment to carrying value for interest rate swaps	72.1	51.4
	4,565.6	4,542.5
Current portion	(1,001.4)	(0.4)
Long-term debt	$3,564.2	$4,542.1

The contractual maturities of our long-term debt at December 31, 2015 are (in millions):

2016	$1,000.3
2017	—
2018	—
2019	500.0
2020	1,000.0
Thereafter	2,000.0
$4,500.3

Omnicom and its wholly owned finance subsidiary Omnicom Capital Inc. (“OCI”) are co-obligors under all the senior notes. The senior notes are a joint and several liability of us and OCI and we unconditionally guarantee OCI’s obligations with respect to the senior notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries and the related interest receivable. There are no restrictions on the ability of OCI or us to obtain funds from our subsidiaries through dividends, loans or advances. Our senior notes are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness.

On March 26, 2015, in connection with the maturity of our 5.9% Senior Notes on April 15, 2016 (“2016 Notes”), we entered into a $1.0 billion forward-starting interest rate swap. The swap mitigates the risk of changes in the semi-annual interest payments from inception to May 2, 2016, the contractual termination date, and is designated as a cash flow hedge. The swap effectively locks in the fixed interest rate, excluding the effect of our credit spread, on any refinancing at 2.32%. The swap is carried at fair value and any net gain or loss is recorded in accumulated other comprehensive income. Upon settlement of the swap, any gain or loss on the effective portion of the swap will be amortized to interest expense over the term of the new debt or will be recorded in results of operations if the refinancing is not completed. At December 31, 2015, we recorded a liability of $5.6 million, which is included in other current liabilities and the related loss of $3.3 million, net of income taxes, is recorded in accumulated other comprehensive income, and almost no hedge ineffectiveness is recorded. The 2016 Notes are classified as current.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, we entered into a fixed-to-floating interest rate swap on the $1.25 billion principal amount of the 3.625% Senior Notes due 2022 (“2022 Notes”). In September 2014 we entered into a fixed-to-floating interest rate swap on the $1 billion principal amount of the 4.45 % Senior Notes due 2020 (“2020 Notes”).

In October 2015, we terminated the swap on the 2020 Notes and realized a gain of $36.9 million and we reduced the notional amount of the swap on the 2022 Notes to $1.0 billion and realized a gain of $13.5 million. The gains will be amortized to interest expense over the remaining term of the notes. Additionally, in October 2015, we entered into a fixed-to-floating interest rate swap on the $750 million principal amount of the 3.65% Senior Notes due 2024 (“2024 Notes”). The swaps hedge the risk of changes in fair value of the notes attributable to changes in the benchmark LIBOR interest rate. We receive fixed interest rate payments equal to the coupon interest rate on the notes and pay a variable interest rate equal to three month LIBOR, plus a spread of 1.05% on the 2022 Notes and a spread of 1.72% on the 2024 Notes. The swaps qualify and are designated as fair value hedges on the 2022 Notes and 2024 Notes and have the economic effect of converting the notes from fixed rate obligations to floating rate obligations. Gains and losses attributed to changes in the fair value of the swaps substantially offset changes in the fair value of the notes attributed to changes in the benchmark interest rate. The net interest settlement is recorded in interest expense. At December 31, 2015, we recorded a receivable of $32.2 million, which is included in other assets, on the swap on the 2022 Notes and a liability of $10.0 million, which is included in long-term liabilities, on the swap of the 2024 Notes. At December 31, 2014 we recorded a receivable of $42.7 million, which is included in other assets, on the swaps on the 2020 Notes and the 2022 Notes. The receivable and liability represent the fair value of the swaps that is substantially offset by the change in the carrying value of the notes reflecting the change in fair value of the notes. Accordingly, any hedge ineffectiveness was not material to our results of operations. On January 19, 2016, we terminated the remaining $1.0 billion notional amount of the swap on the 2022 Notes.

Convertible Debt

There was no convertible debt outstanding at December 31, 2015 and 2014.

On July 31, 2014, we redeemed the outstanding Convertible Notes due July 31, 2032 ("2032 Notes") for $252.7 million in cash. Prior to redemption, the noteholders converted their notes into 1,217,112 shares of our common stock. On June 17, 2013, we redeemed the outstanding Convertible Notes due 2033 (“2033 Notes”) and the Convertible Notes due 2038 (“2038 Notes”) for $406.1 million in cash. Prior to redemption, the noteholders converted their notes into 1,499,792 shares of our common stock.

Interest Expense

Interest expense for the three years ended December 31, 2015 is composed of (in millions):

	2015	2014	2013
Long-term debt	$210.2	$192.7	$182.0
Interest rate swaps	(53.3)	(37.7)	(7.3)
Commercial paper	4.8	2.9	1.7
Fees	5.7	6.2	6.5
Other	13.7	13.1	14.3
	$181.1	$177.2	$197.2

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Segment Reporting

Our five branded agency networks operate in the advertising, marketing and corporate communications services industry, and are organized into agency networks, virtual client networks, regional reporting units and operating groups. Our networks, virtual client networks and agencies increasingly share clients and provide clients with integrated services. The main economic components of each agency are employee compensation and related costs and direct service costs and office and general costs which include rent and occupancy costs, technology costs and other overhead expenses. Therefore, given these similarities, we aggregate our operating segments, which are our five agency networks, into one reporting segment.

The agency networks' regional reporting units comprise three principal regions; the Americas, EMEA and Asia Pacific. The regional reporting units monitor the performance and are responsible for the agencies in their region. Agencies within the regional reporting units serve similar clients in similar industries and in many cases the same clients and have similar economic characteristics.

Revenue and long-lived assets and goodwill by geographic region as of and for the three years ended December 31, 2015 were (in millions):

	Americas	EMEA	Asia Pacific
2015
Revenue	$9,359.0	$4,203.5	$1,571.9
Long-lived assets and goodwill	6,103.4	2,737.8	527.9
2014
Revenue	$9,111.7	$4,602.5	$1,603.6
Long-lived assets and goodwill	6,157.8	2,800.8	571.6
2013
Revenue	$8,597.1	$4,407.4	$1,580.0
Long-lived assets and goodwill	6,082.6	2,984.6	586.2

The Americas comprises North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes Mexico. EMEA comprises the United Kingdom, the Euro currency countries, other European countries that have not adopted the European Union Monetary standard, the Middle East and Africa. Asia Pacific comprises Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States in 2015, 2014 and 2013 was $8,526.7 million, $8,185.9 million and $7,569.7 million, respectively.
8. Equity Method Investments

Income from our equity method investments in 2015, 2014 and 2013 was $8.4 million, $16.2 million and $15.9 million, respectively, and our proportionate share in their net assets at December 31, 2015 and 2014 was $45.3 million and $49.0 million, respectively. Our equity method investments are not material to our results of operations or financial position; therefore, summarized financial information is not required to be presented.
9. Share-Based Compensation Plans

Share-based incentive awards are granted to employees under the 2013 Incentive Award Plan (“2013 Plan”), which is administered by the Compensation Committee of the Board of Directors (“Compensation Committee”). Awards include stock options, restricted stock and other stock awards. The maximum number of shares of common stock that can be granted under the 2013 Plan is 33 million shares plus any shares awarded under the 2013 Plan and any prior plan that have been forfeited or have expired. Stock option awards reduce the number of shares available for grant on a one-for-one basis and all other awards reduce the number of shares available for grant by 3.5 shares for each share awarded. The terms of each award and the exercise date are determined by the Compensation Committee. The 2013 Plan does not permit the holder of an award to elect cash settlement under any circumstances. At December 31, 2015, there were 31,635,829 shares available for grant under the 2013 Plan. If all shares available for grant were for awards other than stock options, shares available for grant would be 9,038,808.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based compensation expense in 2015, 2014 and 2013 was $99.4 million, $93.5 million and $86.3 million, respectively. At December 31, 2015, unamortized share-based compensation that will be expensed over the next five years is $185.7 million. We record a deferred tax asset for the share-based compensation expense recognized for financial reporting purposes that has not been deducted on our income tax return. If the actual tax deduction exceeds the deferred tax asset, the difference is recorded in additional paid-in capital (“APIC Pool”). If the actual tax deduction is less than the deferred tax asset and no APIC Pool exists, the difference is recorded in results of operations. To the extent that future tax deductions are less than the deferred tax assets recorded, we expect to have sufficient excess tax benefits within the APIC Pool available to offset any potential future shortfall.
Stock Options

The exercise price of stock option awards cannot be less than 100% of the market price of our common stock on the grant date and the option term cannot exceed ten years from the grant date. Generally, stock option awards vest 30% per year in the first two years and are fully vested three years from the grant date.

Stock option activity for the three years ended December 31, 2015 was:

	2015		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
January 1	1,652,140	$27.97	2,643,680	$26.39	5,590,880	$25.72
Granted	—		60,000	$66.16	60,000	$70.68
Exercised	(511,593)	$25.98	(1,046,540)	$26.19	(3,021,200)	$26.01
(Forfeited) reinstated	—		(5,000)	$23.40	14,000	$23.40
December 31	1,140,547	$28.86	1,652,140	$27.97	2,643,680	$26.39

Exercisable December 31	1,074,547	$26.47	1,526,140	$24.95	2,505,680	$24.67

Options outstanding and exercisable at December 31, 2015 were:

			Options Outstanding			Options Exercisable
Exercise Price Range			Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$23.40	to	$29.99	978,547	3.2 years	$23.40	978,547	$23.40
$30.00	to	$44.99	21,000	5.9 years	$43.49	21,000	$43.49
$45.00	to	$59.99	30,000	6.8 years	$49.65	30,000	$49.65
$60.00	to	$70.68	111,000	8.3 years	$68.60	45,000	$69.78
			1,140,547			1,074,547

The fair value of each grant was determined on the grant date using the Black-Scholes option valuation model. The Black-Scholes assumptions (without adjusting for the risk of forfeiture and lack of liquidity) and the weighted average fair value per share for options granted were:

	2014	2013
Expected option lives	5 years	5 years
Risk free interest rate	1.4%	1.4%
Expected volatility	22.3%	26.0%
Dividend yield	3.0%	2.0%
Weighted average fair value per option granted	$10.50	$14.50

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

Restricted stock activity for the three years ended December 31, 2015 was:

	2015	2014	2013
January 1	5,040,641	6,090,697	7,241,490
Granted	1,208,964	915,922	706,900
Vested	(1,631,343)	(1,619,444)	(1,490,786)
Forfeited	(269,157)	(346,534)	(366,907)
December 31	4,349,105	5,040,641	6,090,697

Weighted average grant date fair value of shares granted in the period	$64.49	$64.92	$60.98

Weighted average grant date fair value at December 31	$55.08	$50.98	$47.47

Generally, restricted shares vest 20% per year and are fully vested five years from the grant date provided the employee remains employed by us. Restricted shares may not be sold, transferred, pledged or otherwise encumbered until the forfeiture restrictions lapse. Under most circumstances, the employee forfeits the shares if employment ceases prior to the end of the restriction period.
Performance Restricted Stock Units
The Compensation Committee grants certain employees performance restricted stock units (“PRSUs”). Each PRSU represents the right to receive one share of common stock on vesting. The ultimate number of PRSUs received by the employee depends on the Company's average return on equity over a three year period compared to the average return on equity of a peer group of four principal competitors over the same period. Generally, the PRSUs vest three years from grant date. The PRSUs have a service and performance vesting condition and compensation expense is recognized on a graded-vesting basis. Over the performance period, compensation expense is adjusted upward or downward based on our estimate of the probability of achieving the performance target for the portion of the awards subject to the performance vesting condition. We assume that substantially all the PRSUs will vest.

PRSU activity of the three years ended December 31, 2015 was:

	2015		2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
January 1	622,859	$56.16	681,555	$51.19	538,948	$48.74
Granted	161,625	77.68	188,621	69.89	183,998	57.77
Distributed	(239,387)	48.94	(165,562)	48.56	(41,391)	48.56
Forfeited	(10,641)	48.87	(81,755)	61.76	—	—
December 31	534,456	$66.05	622,859	$56.16	681,555	$51.19
ESPP

We have an employee stock purchase plan (“ESPP”) that enables employees to purchase our common stock through payroll deductions over each plan quarter at 95% of the market price on the last trading day of the plan quarter. Purchases are limited to 10% of eligible compensation as defined by the Employee Retirement Income Security Act of 1974 (“ERISA”). In 2015, 2014 and 2013, employees purchased 111,849 shares, 113,293 shares and 175,002 shares, respectively. All shares purchased were treasury stock, for which we received $7.8 million, $8.0 million and $9.9 million, respectively. At December 31, 2015, there were 8,966,234 shares available for the ESPP.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes

We file a consolidated U.S. federal income tax return and income tax returns in various state and local jurisdictions. Our subsidiaries file tax returns in various foreign jurisdictions. Our principal foreign jurisdictions include the United Kingdom, France and Germany. The Internal Revenue Service has completed its examination of our federal tax returns through 2010. Tax returns in the United Kingdom, France and Germany have been examined through 2012, 2010 and 2009, respectively.

Income before income taxes for the three years ended December 31, 2015 was (in millions):

	2015	2014	2013
Domestic	$803.3	$739.9	$629.4
International	975.3	1,070.1	1,031.5
	$1,778.6	$1,810.0	$1,660.9

Income tax expense (benefit) for the three years ended December 31, 2015 was (in millions):

	2015	2014	2013
Current:
Federal	$342.3	$356.1	$246.3
State and local	29.9	38.1	30.6
International	324.5	344.8	336.5
	696.7	739.0	613.4
Deferred:
Federal	(86.7)	(106.4)	0.3
State and local	12.1	(2.3)	(3.6)
International	(38.5)	(37.2)	(44.9)
	(113.1)	(145.9)	(48.2)
	$583.6	$593.1	$565.2

The reconciliation from the statutory U.S. federal income tax rate to our effective tax rate is:

	2015	2014	2013
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	1.5	1.3	1.0
International tax rate differentials	(3.7)	(3.3)	(3.0)
Other	—	(0.2)	1.0
Effective tax rate	32.8%	32.8%	34.0%

The international tax rate differentials are primarily attributed to our earnings in the U.K., Germany, France, the United Arab Emirates and Singapore being taxed at different rates than the U.S. statutory tax rate. Income tax expense for 2014 reflects the recognition of an income tax benefit of approximately $11 million related to previously incurred expenses for the proposed merger with Publicis Groupe S.A. (“Publicis”). On May 8, 2014, the proposed merger was terminated. Prior to the termination of the merger, the majority of the merger costs, which were incurred in 2013, were capitalized for income tax purposes and the related tax benefits were not recorded. Because the merger was terminated, the merger costs were no longer required to be capitalized for income tax purposes. Excluding the income tax benefit of $11 million related to the proposed merger, income tax expense for 2014 would have been $604.5 million. The decrease in the effective tax rate for 2015 from the effective tax rate for 2014, excluding the income tax benefit related to the proposed merger, is primarily due to a legal entity restructuring of our European operations. As a result of the reorganization, a certain portion of the foreign earnings in the affected countries is subject to lower effective tax rates.

Income tax expense for 2015, 2014 and 2013 includes $1.1 million, $1.7 million and $1.6 million, respectively, of interest, net of tax benefit, and penalties related to tax positions taken on our tax returns. At December 31, 2015 and 2014, the accrued interest and penalties were $8.4 million and $14.2 million, respectively.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of deferred tax assets and liabilities at December 31, 2015 and 2014 were (in millions):

	2015	2014
Deferred tax assets:
Compensation and severance	$293.8	$311.9
Tax loss and credit carryforwards	113.3	95.6
Basis differences from acquisitions	37.1	38.0
Basis differences from short-term assets and liabilities	27.2	27.8
Other	26.9	33.0
Deferred tax assets	498.3	506.3
Valuation allowance	(35.3)	(34.1)
Net deferred tax assets	$463.0	$472.2
Deferred tax liabilities:
Goodwill and intangible assets	$729.5	$706.1
Financial instruments	197.3	263.1
Unremitted foreign earnings	9.9	51.1
Basis differences from investments	(4.6)	(4.2)
Deferred tax liabilities	$932.1	$1,016.1

Long-term deferred tax liabilities	$469.1	$543.9
Long-term deferred tax liabilities at December 31, 2014 were adjusted to reflect the retrospective adoption of ASU 2015-17 (See Note 2).
The American Recovery and Reinvestment Act of 2009 provided an election where qualifying cancellation of indebtedness income for debt reacquired in 2009 and 2010 was deferred and included in taxable income from 2014 to 2018. In 2009 and 2010, we redeemed $1.4 billion of our debt resulting in a tax liability of approximately $329 million. Through December 31, 2015, we paid $132 million of the liability and the remainder will be paid from 2016 through 2018. Substantially all the deferred tax liability for financial instruments at December 31, 2015 and 2014, relates to the reacquired debt.
In 2014, as a result of the conversion of the 2032 Notes (See Note 6), we paid $66.2 million, representing the excess of the accreted value of the notes for income tax purposes over the conversion value and reclassified $32.2 million, representing the difference between the issue price of the notes and the conversion value from long-term deferred tax liabilities to additional paid-in capital. As a result of the conversion of the 2033 Notes and 2038 Notes in 2013 (See Note 6), in 2014 we paid $52.7 million, representing the excess of the accreted value of the notes for income tax purposes over the conversion value and in 2013 reclassified $34.5 million, representing the tax effect of the difference between the issue price of the notes and the conversion value from long-term deferred tax liabilities to additional paid-in capital.
We have concluded that it is more likely than not that we will be able to realize our net deferred tax assets in future periods because results of future operations are expected to generate sufficient taxable income. The valuation allowance of $35.3 million and $34.1 million at December 31, 2015 and 2014, respectively, relates to tax loss and credit carryforwards in the United States and international jurisdictions. Tax loss and credit carryforwards for which there is no valuation allowance are available for periods ranging from 2016 to 2035, which is longer than the forecasted utilization of such carryforwards.
We have not provided U.S. federal income and foreign withholding taxes on approximately $2.1 billion of cumulative undistributed earnings of certain foreign subsidiaries. We intend to indefinitely reinvest these earnings in our international operations for working capital requirements and expansion in the region and we currently have no plans to repatriate these funds. We cannot determine the amount of taxes and foreign tax credits associated with the future repatriation of such earnings and therefore cannot quantify the tax liability.
In 2015, the weakening of substantially all foreign currencies against the U.S. Dollar impacted the translation of approximately $1.1 billion of the cumulative undistributed earnings of certain foreign operations that are not indefinitely reinvested. The foreign tax credits on those earnings substantially offset the U.S. federal tax liability on any repatriation. We have provided $9.9 million of residual U.S. taxes on those earnings. Changes in international tax rules or changes in U.S. tax rules and regulations covering international operations and foreign tax credits may affect our future reported financial results or the way we conduct our business.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of our unrecognized tax benefits at December 31, 2015 and 2014 is (in millions):

	2015	2014
January 1	$139.8	$137.8
Additions:
Current year tax positions	5.8	6.0
Prior year tax positions	0.2	1.0
Reduction of prior year tax positions	(25.1)	0.5
Settlements	(6.0)	(0.8)
Lapse of statute of limitations	—	(2.9)
Foreign currency translation	(1.7)	(1.8)
December 31	$113.0	$139.8

The majority of the liability for uncertain tax positions is recorded in long-term liabilities. At December 31, 2015 and 2014, approximately $52.2 million and $58.6 million, respectively, of the liability for uncertain tax positions would affect our effective tax rate upon resolution of the uncertain tax positions.
11. Pension and Other Postemployment Benefits

Defined Contribution Plans

Our domestic and international subsidiaries provide retirement benefits for their employees primarily through defined contribution profit sharing and savings plans. Contributions to the plans vary by subsidiary and have generally been in amounts up to the maximum percentage of total eligible compensation of participating employees that is deductible for income tax purposes. Contribution expense in 2015, 2014 and 2013 was $105.7 million, $108.4 million and $109.3 million, respectively.

Defined Benefit Pension Plans

Two of our U.S. businesses and several of our non-U.S. businesses sponsor noncontributory defined benefit pension plans. These plans provide benefits to employees based on formulas recognizing length of service and earnings. The U.S. plans cover approximately 1,200 participants, are closed to new participants and do not accrue future benefit credits. The non-U.S. plans, which include plans required by local law, cover approximately 6,500 participants and are not covered by ERISA.

We have a Senior Executive Restrictive Covenant and Retention Plan (“Retention Plan”) for certain executive officers of Omnicom selected by the Compensation Committee. The Retention Plan is a non-qualified deferred compensation severance plan that was adopted to secure non-competition, non-solicitation, non-disparagement and ongoing consulting services from such executive officers and to strengthen the retention aspect of executive officer compensation. The Retention Plan provides annual payments upon termination following at least seven years of service with Omnicom or its subsidiaries to the participants or to their beneficiaries. A participant’s annual benefit is payable for 15 consecutive calendar years following termination, but in no event prior to age 55. The annual benefit is equal to the lesser of (i) the participant’s final average pay times an applicable percentage, which is based upon the executive’s years of service as an executive officer, not to exceed 35% or (ii) $1.5 million adjusted for cost-of-living, beginning with the second annual payment, not to exceed 2.5% per year. The Retention Plan is not funded and benefits are paid when due.

The components of net periodic benefit cost for the three years ended December 31, 2015 were (in millions):

	2015	2014	2013
Service cost	$5.3	$6.8	$4.6
Interest cost	7.6	8.2	7.3
Expected return on plan assets	(4.0)	(4.2)	(3.7)
Amortization of prior service cost	4.3	4.3	3.6
Amortization of actuarial (gains) losses	5.7	2.3	3.5
	$18.9	$17.4	$15.3

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in accumulated other comprehensive income at December 31, 2015 and 2014 were unrecognized actuarial gains and losses and unrecognized prior service cost of $95.0 million, $59.0 million net of tax, and $91.0 million, $56.0 million net of tax, respectively, that have not yet been recognized in net periodic benefit cost. The unrecognized actuarial gains and losses and unrecognized prior service cost included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost in 2016 is $9.4 million.

The weighted average assumptions used to determine net periodic benefit cost for the three years ended December 31, 2015 were:

	2015	2014	2013
Discount rate	3.5%	4.5%	3.9%
Compensation increases	1.9%	1.8%	1.6%
Expected return on plan assets	5.7%	5.8%	5.3%

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

Our funding policy is to contribute amounts sufficient to meet minimum funding requirements in accordance with the applicable employee benefit and tax laws that the plans are subject to, plus such additional amounts as we may determine to be appropriate. In 2015, 2014 and 2013, we contributed $4.2 million, $3.2 million, $5.5 million, respectively, to our defined benefit pension plans and we do not expect our 2016 contributions to differ materially from our 2015 contributions.

At December 31, 2015 and 2014, the benefit obligation, fair value of plan assets and funded status of our defined benefit pension plans were (in millions):

	2015	2014
Benefit Obligation:
January 1	$222.7	$185.7
Service cost	5.3	6.8
Interest cost	7.6	8.2
Actuarial (gains) losses	5.9	31.3
Benefits paid	(7.2)	(5.0)
Foreign currency translation and other	0.5	(4.3)
December 31	$234.8	$222.7

Fair Value of Plan Assets:
January 1	$74.4	$72.2
Actual return on plan assets	(0.5)	6.5
Employer contributions	4.2	3.2
Benefits paid	(7.2)	(5.0)
Foreign currency translation and other	(2.0)	(2.5)
December 31	$68.9	$74.4

Funded Status December 31	$(165.9)	$(148.3)

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2015 and 2014, the funded status was classified as follows (in millions):

	2015	2014
Other assets	$5.4	$4.6
Other current liabilities	(4.6)	(4.4)
Long-term liabilities	(166.7)	(148.5)
	$(165.9)	$(148.3)

The accumulated benefit obligation for our defined benefit pension plans at December 31, 2015 and 2014, was $226.0 million and $210.0 million, respectively.

At December 31, 2015 and 2014, plans with benefit obligations in excess of plan assets were (in millions):

	2015	2014
Benefit obligation	$215.9	$212.0
Plan assets	44.6	59.0
	$171.3	$153.0

The weighted average assumptions used to determine the benefit obligation at December 31, 2015 and 2014, were:

	2015	2014

Discount rate	3.8%	3.5%
Compensation increases	2.0%	1.8%

At December 31, 2015, the estimated benefits expected to be paid over the next 10 years are (in millions):

2016	$8.5
2017	9.2
2018	8.5
2019	10.2
2020	11.8
2021 - 2025	82.7

The fair value of plan assets at December 31, 2015 and 2014 was (in millions):

2015	Level 1	Level 2	Level 3	Total
Cash	$1.8			$1.8
Mutual funds	39.7			39.7
Unit trusts	22.9			22.9
Insurance contracts			$4.2	4.2
Other		$0.3		0.3
	$64.4	$0.3	$4.2	$68.9

2014
Cash	$2.6			$2.6
Mutual funds	43.4			43.4
Unit trusts	24.4			24.4
Insurance contracts			$3.7	3.7
Other		$0.3		0.3
	$70.4	$0.3	$3.7	$74.4

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mutual funds and unit trusts are publicly traded and are valued using quoted market prices. The mutual funds and unit trusts include investments in equity and fixed income securities. Insurance contracts primarily consist of guaranteed investment contracts. Other investments primarily consist of commingled short-term investment funds.

Changes in the fair value of plan assets measured using Level 3 inputs at December 31, 2015 and 2014 were (in millions):

	2015	2014
January 1	$3.7	$3.4
Actual return on assets	0.1	0.1
Purchases, sales and settlements, net	0.4	0.2
December 31	$4.2	$3.7

The weighted average asset allocations at December 31, 2015 and 2014 were:

	2015		2014
	Target Allocation	Actual Allocation	Actual Allocation
Cash	4%	3%	3%
Mutual funds	54%	58%	58%
Unit trusts	34%	33%	33%
Insurance contracts	6%	6%	5%
Other	2%	—%	1%
	100%	100%	100%

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

The components of net periodic benefit cost for the three years ended December 31, 2015 were (in millions):

	2015	2014	2013
Service cost	$4.8	$3.8	$4.1
Interest cost	4.3	4.5	4.3
Amortization of prior service cost	3.2	2.1	1.9
Amortization of actuarial (gains) losses	1.6	0.9	1.5
	$13.9	$11.3	$11.8

Included in accumulated other comprehensive income at December 31, 2015 and 2014 were unrecognized actuarial gains and losses and unrecognized prior service cost of $49.0 million, $29.0 million net of income taxes, and $60.0 million, $36.0 million net of income taxes, respectively, that have not yet been recognized in the net periodic benefit cost. The unrecognized actuarial gains and losses and unrecognized prior service cost included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost in 2016 is $4.2 million.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average assumptions used to determine net periodic benefit cost for the three years ended December 31, 2015 were:

	2015	2014	2013
Discount rate	3.8%	4.7%	4.1%
Compensation increases	3.5%	3.5%	3.5%

Experience gains and losses and effects of changes in actuarial assumptions are amortized over a period no longer than the expected average future service of active employees.

At December 31, 2015 and 2014, the benefit obligation was (in millions):

	2015	2014
January 1	$122.1	$104.2
Service cost	4.8	3.8
Interest cost	4.3	4.5
Amendments	(0.6)	7.5
Actuarial (gains) losses	(6.0)	11.3
Benefits paid	(8.7)	(9.2)
December 31	$115.9	$122.1

At December 31, 2015 and 2014, the liability was classified as follows (in millions):

	2015	2014
Other current liabilities	$9.3	$8.7
Long-term liabilities	106.6	113.4
	$115.9	$122.1

The weighted average assumptions used to determine the benefit obligation at December 31, 2015 and 2014 were:

	2015	2014
Discount rate	4.1%	3.8%
Compensation increases	3.5%	3.5%

At December 31, 2015, the estimated benefits expected to be paid over the next 10 years are (in millions):

2016	$9.3
2017	8.3
2018	8.1
2019	6.5
2020	5.5
2021 - 2025	29.0

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Supplemental Cash Flow Data

The change in operating capital for the three years ended December 31, 2015 was (in millions):

	2015	2014	2013
(Increase) decrease in accounts receivable	$(1,063.6)	$(227.1)	$244.8
(Increase) decrease in work in process and other current assets	(74.7)	(14.2)	(413.9)
Increase (decrease) in accounts payable	1,443.7	231.3	236.6
Increase (decrease) in customer advances and other current liabilities	203.9	(24.0)	159.6
Change in other assets and liabilities, net	48.3	(72.2)	124.2
	$557.6	$(106.2)	$351.3

Income taxes paid	$540.1	$610.1	$472.4

Interest paid	$173.9	$188.6	$192.8

In 2014, as a result of the conversion of the 2032 Notes (See Note 6), we issued 1,217,112 shares of our common stock to satisfy the conversion premium. Based on the closing prices of our common stock on the settlement dates, the issuances resulted in a non-cash pretax financing activity of $89.2 million, net of the cash tax benefit of $32.2 million (See Note 10).

In 2013, as a result of the conversion of the 2033 Notes and the 2038 Notes (See Note 6), we issued 1,499,792 shares of our common stock to satisfy the conversion premium. Based on the closing prices of our common stock on the settlement dates, the issuances resulted in a non-cash pretax financing activity of $95.4 million, net of the cash tax benefit of $34.5 million (See Note 10).
13. Noncontrolling Interests

Changes in the ownership interests in our less than 100% owned subsidiaries during the three years ended December 31, 2015 were (in millions):

	2015	2014	2013
Net income attributed to Omnicom Group Inc.	$1,093.9	$1,104.0	$991.1
Transfers (to) from noncontrolling interests:
Increase in additional paid-in capital from sale of shares in noncontrolling interests	1.7	6.3	5.2
Decrease in additional paid-in capital from purchase of shares in noncontrolling interests	(40.5)	(70.8)	(22.0)
Net transfers (to) from noncontrolling interests	(38.8)	(64.5)	(16.8)
Change from net income attributed to Omnicom Group Inc. and transfers (to) from noncontrolling interests	$1,055.1	$1,039.5	$974.3

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Leases

We lease substantially all our office space under operating leases and equipment under operating and capital leases. Office leases may include renewal options. In circumstances where the exercise of a renewal option is reasonably assured at the inception of the lease, the renewal period is included in the determination of the lease term. Office leases may also include scheduled rent increases and concessions, such as rent abatements and landlord incentives and tenant improvement allowances. Scheduled rent increases are recognized on a straight-line basis over the lease term and concessions are recorded as deferred rent and are amortized to rent expense on a straight-line basis over the lease term. Certain office leases require payment of real estate taxes and other occupancy costs and these costs are not included in rent expense. Leasehold improvements made at inception or during the lease term are amortized over the shorter of the asset life or the lease term, which may include renewal periods where the renewal is reasonably assured.

Rent expense for the three years ended December 31, 2015 was (in millions):

	2015	2014	2013
Office base rent	$342.5	$373.1	$379.9
Third party sublease rent	(11.0)	(11.2)	(10.6)
Net office rent	331.5	361.9	369.3
Equipment rent	22.6	27.9	33.1
	$354.1	$389.8	$402.4

Future minimum payments under non-cancelable operating leases, reduced by third party sublease rent receivable from existing non-cancelable subleases, and capital leases are (in millions):

	Operating Leases	Capital Leases
2016	$305.0	$23.7
2017	224.5	16.1
2018	176.0	9.1
2019	147.1	5.0
2020	122.7	3.3
Thereafter	419.4	2.8
Minimum lease payments	1,394.7	60.0
Sublease rent	(10.4)
Net rent	$1,384.3
Interest component		(2.0)
Present value of minimum lease payments		$58.0

Property under capital lease and capital lease obligations as of December 31, 2015 and 2014 were (in millions):

	2015	2014
Property under capital lease:
Cost	$154.6	$146.3
Accumulated depreciation	(100.4)	(90.6)
	$54.2	$55.7
Capital lease obligations:
Current	$22.8	$23.2
Long-term	35.2	34.0
	$58.0	$57.2

Depreciation expense for property under capital lease in 2015, 2014 and 2013 was $26.5 million, $26.1 million and $26.4 million, respectively.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Temporary Equity - Redeemable Noncontrolling Interests

Owners of noncontrolling equity interests in some of our subsidiaries have the right in certain circumstances to require us to purchase all or a portion of their equity interests at fair value as defined in the applicable agreements. Assuming that the subsidiaries perform over the relevant periods at their current profit levels, at December 31, 2015 the aggregate estimated maximum amount we could be required to pay in future periods is $167.9 million, of which $131.9 million is currently exercisable by the holders. If these rights are exercised, there would be an increase in the net income attributable to Omnicom as a result of our increased ownership interest and the reduction of net income attributable to noncontrolling interests. The ultimate amount paid could be significantly different because the redemption amount is primarily dependent on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates.
16. Commitments and Contingent Liabilities

In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.
17. Changes in Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the years ended December 31, 2015 and 2014 were (in millions):

2015	Unrealized Gain (Loss) on Cash Flow Hedge	Unrealized Gain (Loss) on Available-for-Sale Securities	Defined Benefit Pension and Postemployment Plans	Foreign Currency Translation	Total
January 1	$—	$(1.2)	$(92.1)	$(524.9)	$(618.2)
Other comprehensive income (loss) before reclassifications	(3.3)	0.3	—	(398.4)	(401.4)
Amounts reclassified (to) from accumulated other comprehensive income (loss)	—	—	4.2	—	4.2
Other comprehensive income (loss)	(3.3)	0.3	4.2	(398.4)	(397.2)
December 31	$(3.3)	$(0.9)	$(87.9)	$(923.3)	$(1,015.4)

2014
January 1	$—	$(1.6)	$(68.8)	$(121.2)	$(191.6)
Other comprehensive income (loss) before reclassifications	—	0.4	—	(403.7)	(403.3)
Amounts reclassified (to) from accumulated other comprehensive income (loss)	—	—	(23.3)	—	(23.3)
Other comprehensive income (loss)	—	0.4	(23.3)	(403.7)	(426.6)
December 31	$—	$(1.2)	$(92.1)	$(524.9)	$(618.2)

Reclassifications from accumulated other comprehensive income (loss) for the year ended December 31, 2015 and 2014 were (in millions):

	2015	2014
Amortization of defined benefit pension and postemployment plans:
Prior service cost	$7.5	$6.4
Actuarial (gains) losses	7.3	3.2
Net periodic benefit cost (Note 11)	14.8	9.6
Income taxes	5.9	3.8
Periodic benefit cost, net of income tax	$8.9	$5.8

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and 2014 were (in millions):

2015	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$2,605.2			$2,605.2
Short-term investments	14.5			14.5
Available-for-sale securities	4.8			4.8
Interest rate and foreign currency derivative instruments		$32.4		32.4
Liabilities:
Interest rate and foreign currency derivative instruments		$15.9		$15.9
Contingent purchase price obligations			$322.0	322.0

2014
Assets:
Cash and cash equivalents	$2,388.1			$2,388.1
Short-term investments	2.2			2.2
Available-for-sale securities	4.9			4.9
Interest rate and foreign currency derivative instruments		$43.1		43.1
Liabilities:
Foreign currency derivative instruments		$0.4		$0.4
Contingent purchase price obligations			$300.7	300.7
The changes in contingent purchase price obligations for the years ended December 31, 2015 and 2014 were (in millions):

	2015	2014
January 1	$300.7	$220.2
Acquisitions	98.9	167.1
Revaluation and interest	21.8	11.0
Payments	(58.6)	(83.2)
Deferred payment	(21.4)	—
Foreign currency translation	(19.4)	(14.4)
December 31	$322.0	$300.7
The carrying amount and fair value of our financial assets and liabilities at December 31, 2015 and 2014 were (in millions):

	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$2,605.2	$2,605.2	$2,388.1	$2,388.1
Short-term investments	14.5	14.5	2.2	2.2
Available-for-sale securities	4.8	4.8	4.9	4.9
Interest rate and foreign currency derivative instruments	32.4	32.4	43.1	43.1
Cost method investments	21.5	21.5	21.8	21.8
Liabilities:
Short-term debt	$5.2	$5.2	$7.2	$7.2
Interest rate and foreign currency derivative instruments	15.9	15.9	0.4	0.4
Contingent purchase price obligations	322.0	322.0	300.7	300.7
Long-term debt, including current portion	4,565.6	4,655.9	4,542.5	4,754.9

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of the foreign currency and interest rate derivative instruments is determined using model-derived valuations, taking into consideration foreign currency rates for the foreign currency derivatives and readily observable inputs for LIBOR interest rates and yield curves to derive the present value of the future cash flows for the interest rate swap derivatives and counterparty credit risk for each. The estimated fair value of the contingent purchase price obligations is calculated in accordance with the terms of each acquisition agreement and is discounted. The fair value of long-term debt is based on quoted market prices.
19. Derivative Instruments and Hedging Activities

We manage our exposure to foreign exchange and interest rate risk through various strategies, including the use of derivative financial instruments. We use forward foreign exchange contracts as economic hedges to manage the cash flow volatility arising from foreign exchange rate fluctuations. Additionally, we use interest rate swaps to manage our interest expense and structure our debt portfolio to achieve a mix of fixed rate and floating rate debt. We do not use derivative instruments for trading or speculative purposes. Using derivative instruments exposes us to the risk that counterparties to the derivative contracts will fail to meet their contractual obligations. To mitigate counterparty credit risk, we have a policy of only entering into derivative contracts with carefully selected major financial institutions based on specific minimum credit standards and other factors.

We evaluate the effects of changes in foreign currency exchange rates, interest rates and other relevant market risks on our derivative instruments. We periodically determine the potential loss from market risk on our derivative instruments by performing a value-at-risk, or VaR, analysis. VaR is a statistical model that utilizes historical currency exchange and interest rate data to measure the potential impact on future earnings of our derivative financial instruments assuming normal market conditions. The VaR model is not intended to represent actual losses but is used as a risk estimation and management tool. Based on the results of the model, we estimate with 95% confidence a maximum one-day change in the net fair value of our derivative financial instruments at December 31, 2015 was not significant.
Foreign Exchange Risk

As an integral part of our global treasury operations, we centralize our cash and use multicurrency pools to manage the foreign exchange risk between subsidiaries and their respective treasury centers from which they borrow or invest funds. However, in certain circumstances, subsidiaries borrow or invest with a treasury center operating in a different currency. At December 31, 2015 and 2014, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $22.1 million and $113.1 million, respectively, to manage the foreign exchange risk associated with these activities. Additionally, there are circumstances where revenue and expense transactions are not denominated in the same currency. In these instances, amounts are either promptly settled or hedged with forward contracts. At December 31, 2015 and 2014, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $85.9 million and $44.0 million, respectively, to manage the foreign exchange risk of these activities. See Note 18 for a discussion of the fair value of these instruments. The terms of our forward contracts are generally less than 90 days.

Foreign currency derivative instruments are designated as fair value hedges; therefore, any gain or loss in fair value incurred on those instruments is recorded in results of operations and is generally offset by decreases or increases in the fair value of the underlying exposures. By using these financial instruments, we reduced financial risk of adverse foreign exchange changes by foregoing any gain (reward) which might have occurred if the markets moved favorably.
Interest Rate Risk

We use interest rate swaps to manage our interest cost and structure our long-term debt portfolio to achieve a mix of fixed rate and floating rate debt. Based on market conditions, we may terminate the swaps to reduce our exposure to rising interest rates or to monetize any gain and lock in a reduction in interest expense over the term of the underlying debt. At December 31, 2015 and 2014, the total notional amount of the fixed-to-floating interest rate swaps was $1.75 billion and $2.25 billion, respectively. On January 19, 2016, we terminated the remaining $1.0 billion notional amount of the swap on the 2022 Notes.

Also, we are exposed to interest rate volatility on future debt issuances. To manage this risk, we use forward-starting interest rate swaps to lock in the interest rate on future debt issuances. At December 31, 2015, the total notional amount of the forward-starting interest rate swaps was $1.0 billion.

See Note 6 for a complete discussion of our interest rate swaps.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. New Accounting Standards

In May 2014, the FASB issued FASB ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which will replace all existing revenue recognition guidance under U.S. GAAP. On July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09 all annual and interim periods beginning after December 15, 2017, with early application permitted only for annual and interim periods beginning after December 31, 2016. ASU 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented; or, recognition of the cumulative effect of retrospective application of the new standard as of the beginning of the period of initial application. Presently, we are not yet in a position to conclude on the application date or the transition method we will choose. Based on our initial assessment, the impact of the application of the new standard will likely result in a change in the timing of our revenue recognition for performance incentives received from clients and the recognition of certain reimbursable out-of-pocket costs as revenue. Performance incentives are currently recognized in revenue when specific quantitative goals are achieved, or when our performance against qualitative goals is determined by the client. Under the new standard, we will be required to estimate the amount of the incentive that will be earned at the inception of the contract and recognize the incentive over the term of the contract. While performance incentives are not material to our revenue, this will result in an acceleration in revenue recognition for certain contract incentives compared to the current method. Certain incidental costs that are reimbursed by our clients and are currently required to be recorded in revenue will likely not be recorded as revenue under the new standard. We expect this will result in less revenue and related cost recorded in our results of operations. While, we have not yet completed our assessment, we do not expect this change to have a material impact to our revenue and it will not result in any change to operating income.

In February 2015, the FASB issued FASB ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which changes the consolidation analysis for both the variable interest model and for the voting model for limited partnerships and similar entities. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015 and early application is permitted. ASU 2015-02 provides for one of two methods of transition: retrospective application to each prior period presented; or, recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. We applied ASU 2015-02 on January 1, 2016 and the application of the new standard did not have a significant impact on our results of operations or financial position.

In January 2016, the FASB issued FASB ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Liabilities (“ASU 2016-01”), which will require equity investments, except equity method investments, to be measured at fair value and any changes in fair value will be recognized in results of operations. ASU 2016-01 is effective for annual and interim periods beginning after December 15, 2017 and early application is not permitted. ASU 2016-01 provides for the recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. We will apply ASU 2016-01 on January 1, 2018 and we expect that the application of the new standard will not have a significant impact on our results of operations or financial position.
21. Subsequent Events

We have evaluated events subsequent to the balance sheet date and determined there have not been any other events that have occurred that would require adjustment to or disclosure in the consolidated financial statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
Selected Quarterly Financial Data (Unaudited)
(In millions, except per share amounts)

The Company’s unaudited selected quarterly financial data for the years ended December 31, 2015 and 2014 were:

	Quarter
	First	Second	Third	Fourth
Revenue
2015	$3,469.2	$3,805.3	$3,706.6	$4,153.3
2014	3,502.2	3,870.9	3,749.6	4,195.1
Operating Expenses
2015	3,091.5	3,266.7	3,278.3	3,577.8
2014	3,119.5	3,322.5	3,316.0	3,615.7
Operating Income
2015	377.7	538.6	428.3	575.5
2014	382.7	548.4	433.6	579.4
Net Income - Omnicom Group Inc.
2015	209.1	313.9	239.3	331.6
2014	205.5	325.2	243.8	329.5
Net Income Per Share Omnicom Group Inc. - Basic
2015	0.84	1.27	0.97	1.35
2014	0.78	1.24	0.95	1.30
Net Income Per Share Omnicom Group Inc. - Diluted
2015	0.83	1.26	0.97	1.35
2014	0.77	1.23	0.95	1.30

In the first and second quarters of 2014, we incurred $7.0 million and $1.8 million, respectively, of expenses in connection with the proposed merger with Publicis which were primarily comprised of professional fees. On May 8, 2014, the proposed merger was terminated. Excluding the effect of the merger expenses, Operating Income, Net Income - Omnicom Group Inc. and Diluted Net Income per Common Share - Omnicom Group Inc. for the first and second quarters of 2014 were $389.7 million and $550.2 million, $212.3 million and $315.8 million, and $0.80 and $1.20, respectively.

OMNICOM GROUP INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2015
(In millions)

Description	Balance Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectible Receivables	Translation Adjustment Increase (Decrease)	Balance End of Period
Valuation accounts deducted from assets:
Allowance for Doubtful Accounts:
December 31, 2015	$24.9	$4.4	$(5.4)	$(1.4)	$22.5
December 31, 2014	32.6	8.5	(14.9)	(1.3)	24.9
December 31, 2013	35.9	9.7	(12.8)	(0.2)	32.6

S-1