Form 10-Q
period 2016-03-31
OMNICOM GROUP INC.
filed 2016-05-10
CIK 29989

____________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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
_________________________
As of April 26, 2016, there were 237,749,905 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016
FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements, including statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, the Company or its representatives have made, or may make, forward-looking statements, orally or in writing. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of the Company’s management as well as assumptions made by, and information currently available to, the Company’s management. Forward-looking statements may be accompanied by words such as “aim,” “anticipate,” “believe,” “plan,” “could,” “should,” “would,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “will,” “possible,” “potential,” “predict,” “project” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside the Company’s control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include: international, national or local economic conditions that could adversely affect the Company or its clients; losses on media purchases and production costs incurred on behalf of clients; reductions in client spending, a slowdown in client payments and a deterioration in the credit markets; ability to attract new clients and retain existing clients in the manner anticipated; changes in client advertising, marketing and corporate communications requirements; failure to manage potential conflicts of interest between or among clients; unanticipated changes relating to competitive factors in the advertising, marketing and corporate communications industries; ability to hire and retain key personnel; currency exchange rate fluctuations; reliance on information technology systems; changes in legislation or governmental regulations affecting the Company or its clients; risks associated with assumptions the Company makes in connection with its critical accounting estimates and legal proceedings; and the Company’s international operations, which are subject to the risks of currency repatriation restrictions, social or political conditions and regulatory environment. The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that may affect the Company’s business, including those described in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015 and in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Except as required under applicable law, the Company does not assume any obligation to update these forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,747.3	$2,605.2
Short-term investments, at cost	2.7	14.5
Accounts receivable, net of allowance for doubtful accounts of $22.8 and $22.5	6,321.4	7,220.9
Work in process	1,361.5	1,122.7
Other current assets	1,112.5	1,017.2
Total Current Assets	10,545.4	11,980.5
Property and Equipment at cost, less accumulated depreciation of $1,234.2 and $1,206.6	690.1	692.7
Equity Method Investments	137.9	136.6
Goodwill	9,044.2	8,676.4
Intangible Assets, net of accumulated amortization of $717.0 and $680.7	401.0	344.8
Other Assets	249.1	279.7
TOTAL ASSETS	$21,067.7	$22,110.7
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$8,405.8	$9,812.0
Customer advances	1,252.3	1,283.5
Current portion of debt	1,000.2	1,001.4
Short-term debt	38.8	5.2
Taxes payable	274.1	319.1
Other current liabilities	1,968.2	1,798.4
Total Current Liabilities	12,939.4	14,219.6
Long-Term Debt	3,612.7	3,564.2
Long-Term Liabilities	915.8	800.5
Long-Term Deferred Tax Liabilities	489.0	469.1
Commitments and Contingent Liabilities (See Note 10)
Temporary Equity - Redeemable Noncontrolling Interests	203.5	167.9
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	59.6	59.6
Additional paid-in capital	811.1	859.9
Retained earnings	10,275.9	10,178.2
Accumulated other comprehensive income (loss)	(949.3)	(1,015.4)
Treasury stock, at cost	(7,821.8)	(7,629.9)
Total Shareholders’ Equity	2,375.5	2,452.4
Noncontrolling interests	531.8	437.0
Total Equity	2,907.3	2,889.4
TOTAL LIABILITIES AND EQUITY	$21,067.7	$22,110.7

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$3,499.1	$3,469.2
Operating Expenses:
Salary and service costs	2,624.6	2,597.2
Occupancy and other costs	300.1	318.0
Cost of services	2,924.7	2,915.2
Selling, general and administrative expenses	108.1	102.1
Depreciation and amortization	74.2	74.2
	3,107.0	3,091.5

Operating Income	392.1	377.7
Interest Expense	50.3	43.6
Interest Income	10.2	9.4
Income Before Income Taxes and Income (Loss) From Equity Method Investments	352.0	343.5
Income Tax Expense	115.5	112.7
Income (Loss) From Equity Method Investments	(0.2)	(1.0)
Net Income	236.3	229.8
Net Income Attributed To Noncontrolling Interests	17.9	20.7
Net Income - Omnicom Group Inc.	$218.4	$209.1

Net Income Per Share - Omnicom Group Inc.:
Basic	$0.90	$0.84
Diluted	$0.90	$0.83

Dividends Declared Per Common Share	$0.50	$0.50

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net Income	$236.3	$229.8
Unamortized loss on cash flow hedge, net of income taxes of ($20.3) and ($1.7) for the three months ended March 31, 2016 and 2015, respectively	(28.5)	(2.5)
Unrealized gain on available-for-sale securities, net of income taxes of $0.1 for the three months ended March 31, 2015	—	0.2
Foreign currency translation adjustment, net of income taxes of $58.2 and ($175.8) for the three months ended March 31, 2016 and 2015, respectively	113.1	(341.3)
Defined benefit pension and postemployment plans adjustment, net of income taxes of $1.0 and $1.5 for the three months ended March 31, 2016 and 2015, respectively	2.3	2.2
Other Comprehensive Income (Loss)	86.9	(341.4)
Comprehensive Income (Loss)	323.2	(111.6)
Comprehensive Income (Loss) Attributed to Noncontrolling Interests	38.7	(2.2)
Comprehensive Income (Loss) - Omnicom Group Inc.	$284.5	$(109.4)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$236.3	$229.8
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	45.9	46.9
Amortization of intangible assets	28.3	27.3
Amortization of deferred gain from termination of interest rate swaps	(4.1)	(1.8)
Share-based compensation	23.0	24.6
Excess tax benefit from share-based compensation	(7.2)	(10.9)
Deferred gain from termination of interest rate swaps	54.2	—
Other, net	(30.5)	5.6
Change in operating capital	(807.1)	(559.5)
Net Cash Used in Operating Activities	(461.2)	(238.0)
Cash Flows from Investing Activities:
Capital expenditures	(41.4)	(38.2)
Acquisition of businesses and interests in affiliates, net of cash acquired	(86.6)	(22.8)
Other, net	11.7	(3.9)
Net Cash Used in Investing Activities	(116.3)	(64.9)
Cash Flows from Financing Activities:
Change in short-term debt	13.3	2.7
Dividends paid to common shareholders	(122.2)	(126.2)
Repurchases of common stock	(207.1)	(270.7)
Proceeds from stock plans	6.7	3.7
Acquisition of additional noncontrolling interests	(19.8)	(3.1)
Dividends paid to noncontrolling interest shareholders	(14.9)	(25.0)
Payment of contingent purchase price obligations	(8.2)	(1.8)
Excess tax benefit from share-based compensation	7.2	10.9
Other, net	(13.2)	(9.0)
Net Cash Used in Financing Activities	(358.2)	(418.5)
Effect of foreign exchange rate changes on cash and cash equivalents	77.8	(140.0)

Net Decrease in Cash and Cash Equivalents	(857.9)	(861.4)
Cash and Cash Equivalents at the Beginning of Period	2,605.2	2,388.1
Cash and Cash Equivalents at the End of Period	$1,747.3	$1,526.7

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Presentation of Financial Statements
The terms “Omnicom,” the “Company,” “we,” “our” and “us” each refer to Omnicom Group Inc. and our subsidiaries, unless the context indicates otherwise. The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”) for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure have been condensed or omitted.
In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, in all material respects, of the information contained herein. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 10-K”). Results for the interim periods are not necessarily indicative of results that may be expected for the year. Certain reclassifications have been made to the prior year financial information to conform to the current year presentation.
Effective January 1, 2016, selling, general and administrative expenses (“SG&A”) for the current and prior period are reported as a separate line in the unaudited consolidated statements of income. Historically, we included SG&A expenses in salary and service costs and occupancy and other costs. In addition, we present cost of services in two distinct categories: salary and service costs and occupancy and other costs. As a service business, salary and service costs make up the vast majority of our operating expenses and substantially all these costs comprise the essential components directly linked to the delivery of our services, such as employee compensation, including freelance labor, employee benefit related costs, direct service costs, including the costs of third-party suppliers, and client-related travel costs. Occupancy and other costs consist of the indirect costs related to the delivery of our services, including office and equipment rent, other occupancy costs, technology costs, general office expenses and other expenses. SG&A expenses primarily consist of third-party marketing costs, professional fees and compensation and related benefits and occupancy and other costs of our corporate and executive offices, including group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs.
2. New Accounting Standards
In May 2014, the FASB issued FASB ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which will replace all existing revenue recognition guidance under U.S. GAAP. On July 9, 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09 to all annual and interim periods beginning after December 15, 2017, with early application permitted only for annual and interim periods beginning after December 31, 2016. ASU 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented or recognition of the cumulative effect of retrospective application of the new standard as of the beginning of the period of initial application. Presently, we are not yet in a position to conclude on the application date or the transition method we will choose. Based on our initial assessment, the impact of the application of the new standard will likely result in a change in the timing of our revenue recognition for performance incentives received from clients and the recognition of certain reimbursable out-of-pocket costs as revenue. Performance incentives are currently recognized in revenue when specific quantitative goals are achieved, or when our performance against qualitative goals is determined by the client. Under the new standard, we will be required to estimate the amount of the incentive that will be earned at the inception of the contract and recognize the incentive over the term of the contract. While performance incentives are not material to our revenue, this will result in an acceleration in revenue recognition for certain contract incentives compared to the current method. Certain incidental costs that are reimbursed by our clients and are currently required to be recorded in revenue will likely not be recorded as revenue under the new standard. We expect this will result in less revenue and related cost recorded in our results of operations. While we have not yet completed our assessment, we do not expect this change to have a material impact on our revenue and it will not result in any change to operating income.
In February 2016, the FASB issued FASB ASU 2016-02, Leases (“ASU 2016-02”), which eliminates the current tests for lease classification under U.S. GAAP and requires lessees to recognize the right-to-use assets and related lease liabilities on the balance sheet. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 and early application is permitted. The new standard provides for a modified retrospective application for leases existing at, or entered into after, the earliest comparative period presented in the financial statements. We will apply ASU 2016-02 on January 1, 2019. While we are not yet in a position to assess the full impact of the application of the new standard, we expect that the impact of recording the lease liabilities and the corresponding right-to-use assets will have a significant impact on our total assets and liabilities with a minimal impact on our equity.

In March 2016, the FASB issued FASB ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which changes certain aspects of the accounting for share-based payments to employees. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016 and early application is permitted. Certain changes will be applied prospectively and other changes will be applied using a modified retrospective approach with the recognition of the cumulative effect of the application of the new standard as of the beginning of the period of initial application. We will apply ASU 2016-09 on January 1, 2017. However, we are not yet in a position to assess the impact of the application of the new standard on our results of operations or financial position.
3. Net Income per Common Share
The computations of basic and diluted net income per common share for the three months ended March 31, 2016 and 2015 were (in millions, except per share amounts):

	2016	2015
Net Income Available for Common Shares:
Net income - Omnicom Group Inc.	$218.4	$209.1
Net income allocated to participating securities	(1.5)	(2.8)
	$216.9	$206.3
Weighted Average Shares:
Basic	240.0	246.4
Dilutive stock options and restricted shares	1.1	1.0
Diluted	241.1	247.4

Anti-dilutive stock options and restricted shares	0.1	0.1

Net Income per Common Share - Omnicom Group Inc.:
Basic	$0.90	$0.84
Diluted	$0.90	$0.83
4. Goodwill and Intangible Assets
Goodwill and intangible assets at March 31, 2016 and December 31, 2015 were (in millions):

	2016			2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Goodwill	$9,577.8	$(533.6)	$9,044.2	$9,205.7	$(529.3)	$8,676.4
Intangible assets:
Purchased and internally developed software	$329.1	$(254.8)	$74.3	$310.5	$(239.9)	$70.6
Customer related and other	788.9	(462.2)	326.7	715.0	(440.8)	274.2
	$1,118.0	$(717.0)	$401.0	$1,025.5	$(680.7)	$344.8
Changes in goodwill for the three months ended March 31, 2016 and 2015 were (in millions):

	2016	2015
January 1	$8,676.4	$8,822.2
Acquisitions	121.2	18.5
Noncontrolling interests in acquired businesses	51.8	1.8
Contingent purchase price of acquired businesses	98.4	44.8
Foreign currency translation and other	96.4	(247.5)
March 31	$9,044.2	$8,639.8
There were no goodwill impairment losses recorded in the first three months of 2016 or 2015 and there are no accumulated goodwill impairment losses.

5. Debt
Credit Facilities
As a source of short-term financing, we have a $2.5 billion revolving credit facility (“Credit Facility”) that expires July 31, 2020 and domestic and international uncommitted credit lines, and we can issue up to $2 billion of commercial paper. The uncommitted credit lines aggregated $1.17 billion and $1.16 billion at March 31, 2016 and December 31, 2015, respectively. There were no outstanding commercial paper issuances or borrowings under the Credit Facility or the uncommitted credit lines at March 31, 2016 and December 31, 2015.
Available and unused credit lines at March 31, 2016 and December 31, 2015 were (in millions):

	2016	2015
Credit Facility	$2,500.0	$2,500.0
Uncommitted credit lines	1,169.7	1,157.7
Available and unused credit lines	$3,669.7	$3,657.7
The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At March 31, 2016 we were in compliance with these covenants as our Leverage Ratio was 2.1 times and our Interest Coverage Ratio was 11.9 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
Short-Term Debt
Short-term debt at March 31, 2016 and December 31, 2015 of $38.8 million and $5.2 million, respectively, represents bank overdrafts and short-term borrowings of our international subsidiaries. Due to the short-term nature of this debt, carrying value approximates fair value.
Long-Term Debt
Long-term debt at March 31, 2016 and December 31, 2015 was (in millions):

	2016	2015
5.9% Senior Notes due 2016	$1,000.0	$1,000.0
6.25% Senior Notes due 2019	500.0	500.0
4.45% Senior Notes due 2020	1,000.0	1,000.0
3.625% Senior Notes due 2022	1,250.0	1,250.0
3.65% Senior Notes due 2024	750.0	750.0
Other debt	0.3	0.3
	4,500.3	4,500.3
Unamortized premium (discount) on senior notes, net	9.9	10.1
Debt issuance costs	(16.0)	(16.9)
Adjustment to carrying value for interest rate swaps	118.7	72.1
Total Debt	4,612.9	4,565.6
Current portion	(1,000.2)	(1,001.4)
Long-term debt	$3,612.7	$3,564.2
On April 6, 2016, we issued $1.4 billion principal amount of 3.60% Senior Notes due April 15, 2026 (“2026 Notes”). The net proceeds received by us, after deducting the underwriting discount and estimated offering expenses, were $1.387 billion. A portion of the net proceeds were used to retire our outstanding $1 billion 5.9% Senior Notes due 2016 (“2016 Notes”) at maturity on April 15, 2016. On March 28, 2016, we settled the outstanding forward-starting interest rate swap, which was entered into in connection with the refinancing of the 2016 Notes, for $54.5 million, which was paid to the counterparties on April 6, 2016. The settlement payment will be amortized to interest expense over the term of the 2026 Notes resulting in an effective interest rate on the 2026 Notes of approximately 4.1%. At March 31, 2016, we recorded a liability of $54.5 million, which is included in other current liabilities, and the related loss of $31.8 million, net of income taxes, in other comprehensive income.
On January 19, 2016, we terminated the $1 billion interest rate swap on our 3.625% Senior Notes due 2022 (“2022 Notes”) and realized a gain of $54.2 million. The gain will be amortized to interest expense over the remaining term of the 2022 Notes. In connection with the $750 million interest rate swap on the 3.65% Senior Notes due 2024 (“2024 Notes”) at March 31, 2016, we recorded a receivable, which is included in other assets, of $20.2 million and at December 31, 2015, we recorded a liability, which was included in long-term liabilities of $10.0 million. The asset and liability represent the fair value of the swap that was substantially offset by the change in the carrying value of the 2024 Notes due to the change in fair value of the notes. Accordingly, any hedge ineffectiveness was not material to our results of operations.
On April 6, 2016, in connection with the issuance of the 2026 Notes, we entered into a $500 million notional amount fixed-to-floating interest rate swap. The swap hedges the risk of changes in fair value of a portion of the notes attributable to changes in the benchmark LIBOR interest rate. We will receive fixed interest rate payments equal to the coupon interest rate on the notes and will pay a variable interest rate equal to three month LIBOR, plus a spread of 1.982%. The swap qualifies and is designated as a fair value hedge on the 2026 Notes. Gains and losses attributed to changes in the fair value of the swap are expected to substantially offset changes in the fair value of the notes attributed to changes in the benchmark interest rate. The net interest settlement is recorded in interest expense.
As of April 6, 2016, the total aggregate principal amount of our fixed rate senior notes was $4.9 billion and the total notional amount of the fixed-to-floating interest rate swaps was $1.25 billion.
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
Revenue and long-lived assets and goodwill by geographic region as of and for the three months ended March 31, 2016 and 2015 were (in millions):

	Americas	EMEA	Asia Pacific
2016
Revenue	$2,198.5	$946.3	$354.3
Long-lived assets and goodwill	6,435.2	2,756.5	542.6
2015
Revenue	$2,151.0	$961.4	$356.8
Long-lived assets and goodwill	6,136.3	2,635.6	549.4
The Americas comprises North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes Mexico. EMEA comprises the United Kingdom, the Euro currency countries, other European countries that have not adopted the European Union Monetary standard, the Middle East and Africa. Asia Pacific comprises Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for the three months ended March 31, 2016 and 2015 was $2,007.6 million and $1,958.2 million, respectively.

7. Income Taxes
Our effective tax rate remained flat period-over-period at 32.8%. At March 31, 2016, our unrecognized tax benefits were $109.1 million. Of this amount, approximately $52.2 million would affect our effective tax rate upon resolution of the uncertain tax positions.
8. Pension and Other Postemployment Benefits
Defined Benefit Pension Plans
The components of net periodic benefit cost for the three months ended March 31, 2016 and 2015 were (in millions):

	2016	2015
Service cost	$2.0	$1.2
Interest cost	1.7	1.7
Expected return on plan assets	(0.7)	(0.7)
Amortization of prior service cost	1.1	1.1
Amortization of actuarial (gains) losses	1.2	1.4
	$5.3	$4.7
We contributed $0.5 million and $0.4 million to our defined benefit pension plans in the three months ended March 31, 2016 and 2015, respectively.
Postemployment Arrangements
The components of net periodic benefit cost for the three months ended March 31, 2016 and 2015 were (in millions):

	2016	2015
Service cost	$1.0	$1.2
Interest cost	0.9	1.1
Amortization of prior service cost	0.7	0.8
Amortization of actuarial (gains) losses	0.3	0.4
	$2.9	$3.5
9. Supplemental Cash Flow Data
The change in operating capital for the three months ended March 31, 2016 and 2015 was (in millions):

	2016	2015
(Increase) decrease in accounts receivable	$1,019.0	$467.3
(Increase) decrease in work in process and other current assets	(329.7)	(336.8)
Increase (decrease) in accounts payable	(1,551.7)	(697.8)
Increase (decrease) in customer advances and other current liabilities	(23.9)	26.1
Change in other assets and liabilities, net	79.2	(18.3)
Cash used for operating capital	$(807.1)	$(559.5)

Income taxes paid	$135.5	$144.3
Interest paid	$41.5	$35.2

10. Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.
11. Changes in Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2016 and 2015 were (in millions):

2016	Unamortized Loss on Cash Flow Hedge	Unrealized Loss on Available-for-Sale Securities	Defined Benefit Pension and Postemployment Plans	Foreign Currency Translation	Total
January 1	$(3.3)	$(0.9)	$(87.9)	$(923.3)	$(1,015.4)
Other comprehensive income (loss) before reclassifications	(28.5)	—	—	92.3	63.8
Amounts reclassified (to) from accumulated other comprehensive income (loss)	—	—	2.3	—	2.3
Other comprehensive income (loss)	(28.5)	—	2.3	92.3	66.1
March 31	$(31.8)	$(0.9)	$(85.6)	$(831.0)	$(949.3)

2015
January 1	$—	$(1.2)	$(92.1)	$(524.9)	$(618.2)
Other comprehensive income (loss) before reclassifications	(2.5)	0.2	—	(318.4)	(320.7)
Amounts reclassified (to) from accumulated other comprehensive income (loss)	—	—	2.2	—	2.2
Other comprehensive income (loss)	(2.5)	0.2	2.2	(318.4)	(318.5)
March 31	$(2.5)	$(1.0)	$(89.9)	$(843.3)	$(936.7)
On March 28, 2016, we settled the cash flow hedge at a loss of $54.5 million, $31.8 million net of income taxes, which was paid on April 6, 2016. The loss will be amortized to interest expense over the term of the 2026 Notes beginning in April 2016 (See Note 5).
Reclassifications from accumulated other comprehensive income (loss) for the three months ended March 31, 2016 and 2015 were (in millions):

	2016	2015
Amortization of defined benefit pension and postemployment plans:
Prior service cost	$1.8	$1.9
Actuarial (gains) losses	1.5	1.8
Net periodic benefit cost (see Note 8)	3.3	3.7
Income taxes	1.0	1.5
Periodic benefit cost, net of income tax	$2.3	$2.2

12. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015 were (in millions):

2016	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$1,747.3			$1,747.3
Short-term investments	2.7			2.7
Available-for-sale securities	4.8			4.8
Interest rate and foreign currency derivative instruments		$20.4		20.4

Liabilities:
Interest rate and foreign currency derivative instruments		$55.2		$55.2
Contingent purchase price obligations			$424.1	424.1

2015
Assets:
Cash and cash equivalents	$2,605.2			$2,605.2
Short-term investments	14.5			14.5
Available-for-sale securities	4.8			4.8
Interest rate and foreign currency derivative instruments		$32.4		32.4

Liabilities:
Interest rate and foreign currency derivative instruments		$15.9		$15.9
Contingent purchase price obligations			$322.0	322.0
The changes in Level 3 contingent purchase price obligations for the three months ended March 31, 2016 and 2015 were (in millions):

	2016	2015
January 1	$322.0	$300.7
Acquisitions	102.5	46.3
Revaluation and interest	12.3	2.2
Payments	(22.7)	(1.8)
Foreign currency translation	10.0	(14.9)
March 31	$424.1	$332.5

The carrying amount and fair value of our financial instruments at March 31, 2016 and December 31, 2015 were (in millions):

	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$1,747.3	$1,747.3	$2,605.2	$2,605.2
Short-term investments	2.7	2.7	14.5	14.5
Available-for-sale securities	4.8	4.8	4.8	4.8
Interest rate and foreign currency derivative instruments	20.4	20.4	32.4	32.4
Cost method investments	14.2	14.2	21.5	21.5

Liabilities:
Short-term debt	$38.8	$38.8	$5.2	$5.2
Interest rate and foreign currency derivative instruments	55.2	55.2	15.9	15.9
Contingent purchase price obligations	424.1	424.1	322.0	322.0
Long-term debt, including current portion	4,612.9	4,744.1	4,565.6	4,655.9
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
13. Subsequent Events
We have evaluated events subsequent to the balance sheet date and determined there have not been any events, other than the events discussed in Note 5, that have occurred that would require adjustment to or disclosure in the consolidated financial statements.

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
As a leading global advertising, marketing and corporate communications company, we operate in all major markets and have a large and diverse client base. In the first quarter of 2016, our largest client accounted for 2.9% of our revenue and our 100 largest clients accounted for approximately 53% of our revenue. Our business is spread across a number of industry sectors with no one industry comprising more than 14% of our revenue for the three months ended March 31, 2016. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
As described in more detail below, in the first quarter of 2016, revenue increased $29.9 million, or 0.9%, compared to the first quarter of 2015. Throughout 2015 and continuing into the first quarter of 2016, substantially all foreign currencies weakened against the U.S. Dollar. Changes in foreign exchange rates reduced revenue $96.6 million, or 2.8%, acquisitions net of dispositions reduced revenue $4.2 million, or 0.1%, and organic growth increased revenue $130.7 million, or 3.8%.
Global economic conditions have a direct impact on our business and financial performance. In particular, a contraction in global or regional economic conditions poses a risk that our clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications services which would reduce the demand for our services. In the first three months of 2016, the United States and the major economies of Asia continued their modest economic growth. Economic conditions in the Euro Zone remain unsettled with uneven growth across the region and unstable political and economic conditions in Brazil contributed to its continuing downward economic trend that began in the second quarter of 2015. The economic and fiscal issues facing certain countries, particularly in Europe and Latin America, continue to cause economic uncertainty in those markets; however, the impact on our business varies by country. We will continue to monitor economic conditions closely, as well as client revenue levels and other factors and, in response to reductions in our client revenue, if necessary, we will take actions available to us to align our cost structure and manage our working capital. There can be no assurance whether, or to what extent, our efforts to mitigate any impact of future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments will be effective.
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
For the quarter ended March 31, 2016, our revenue increased 0.9% compared to the quarter ended March 31, 2015. Changes in foreign exchange rates reduced revenue by 2.8%, acquisitions, net of dispositions reduced revenue 0.1% and organic growth increased revenue 3.8%. Across our principal regional markets, the changes in revenue were: North America increased 2.7%, Europe decreased 1.3%, Asia Pacific decreased 0.7% and Latin America decreased 10.1%. In North America, moderate growth in the United States and Canada was partially offset by the weakening of the Canadian Dollar against the U.S. Dollar. In Europe, growth in the U.K., Germany and Spain was offset by the weakening of all major European currencies against the U.S. Dollar and negative performance in The Netherlands. The decrease in revenue in Latin America was a result of the weakening of most currencies in the region against the U.S. Dollar, especially the Brazilian Real. The continuing decline in our revenue in Brazil was due to the uncertainty in both the economic and political climate, which offset our growth from our acquisition in Brazil and also overshadowed strong growth in Mexico. In Asia Pacific, growth in the major economies in the region was offset by the weakening of most currencies in the region. The change in revenue in the first quarter of 2016 compared to the first quarter of 2015, including the negative impact of currency changes, in our four fundamental disciplines was: advertising increased 4.0%, CRM decreased 3.2%, public relations decreased 1.5% and specialty communications increased 1.1%.
We measure cost of services in two distinct cost categories: salary and service costs and occupancy and other costs. As a service business, salary and service costs make up the vast majority of our operating expenses and substantially all these costs comprise the essential components directly linked to the delivery of our services, such as employee compensation, including freelance labor, employee benefit related costs, direct service costs, including the costs of third-party suppliers, and client-related travel costs. Occupancy and other costs consist of the indirect costs related to the delivery of our services, including office and equipment rent, other occupancy costs, technology costs, general office expenses and other expenses.
In addition to cost of services, operating expenses include SG&A expenses and depreciation and amortization. SG&A expenses primarily consist of third-party marketing costs, professional fees and compensation and related benefits and occupancy and other costs of our corporate and executive offices, including group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs.
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
Operating expenses increased sightly in first quarter of 2016 compared to the first quarter of 2015. Salary and service costs, which tend to fluctuate with changes in revenue, increased $27.4 million, or 1.1% in the first quarter of 2016 compared to the first quarter of 2015. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $17.9 million, or 5.6%, in the first quarter of 2016 compared to the first quarter of 2015.
Operating margin increased 0.3% to 11.2% in the first quarter of 2016 from 10.9% in the first quarter of 2015 and earnings before interest, taxes and amortization of intangible assets, or EBITA, margin increased 0.3% to 12.0% in the first quarter of 2016 from 11.7% in the first quarter of 2015.
Net interest expense increased $5.9 million to $40.1 million in the first quarter of 2016 from $34.2 million in the first quarter of 2015. In the first quarter of 2016, interest expense increased $6.7 million to $50.3 million, primarily resulting from the reduced benefit of the fixed-to-floating interest rate swaps on a portion of our 3.625% Senior Notes due 2022, or 2022 Notes. In January 2016, we terminated the $1 billion notional value interest rate swap on the 2022 Notes. By terminating the swap, we were able to lock interest savings over the remaining term of the 2022 Notes reducing the effective rate to 2.7% from 3.5%. As a result, in the first quarter of 2016 there was less floating rate benefit from the swaps and this will also be the case for the remainder of 2016 compared to 2015. The increase in interest expense was partially offset by an increase in interest income of $0.8 million in the first quarter of 2016 compared to the prior year period. The increase in interest income resulted from our cash management efforts and higher interest earned on cash balances in our international treasury centers, net of negative foreign exchange translation effects in the current period.

Our effective tax rate remained flat period-over-period at 32.8%.
Net income - Omnicom Group Inc. in the first quarter of 2016 increased $9.3 million, or 4.4%, to $218.4 million from $209.1 million in the first quarter of 2015. The period-over-period increase is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 8.4% to $0.90 in the first quarter of 2016, compared to $0.83 in the first quarter of 2015 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for stock option exercises and shares issued under our employee stock purchase plan.
RESULTS OF OPERATIONS - First Quarter 2016 Compared to First Quarter 2015 (in millions):

	2016	2015
Revenue	$3,499.1	$3,469.2
Operating Expenses:
Salary and service costs	2,624.6	2,597.2
Occupancy and other costs	300.1	318.0
Cost of services	2,924.7	2,915.2
Selling, general and administrative expenses	108.1	102.1
Depreciation and amortization	74.2	74.2
	3,107.0	3,091.5
Add back: Amortization of intangible assets	28.3	27.3
	3,078.7	3,064.2
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	420.4	405.0
EBITA Margin - %	12.0%	11.7%
Deduct: Amortization of intangible assets	28.3	27.3
Operating Income	392.1	377.7
Operating Margin - %	11.2%	10.9%
Interest Expense	50.3	43.6
Interest Income	10.2	9.4
Income Before Income Taxes and Income (Loss) From Equity Method Investments	352.0	343.5
Income Tax Expense	115.5	112.7
Income (Loss) From Equity Method Investments	(0.2)	(1.0)
Net Income	236.3	229.8
Net Income Attributed To Noncontrolling Interests	17.9	20.7
Net Income - Omnicom Group Inc.	$218.4	$209.1
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
Revenue
In the first quarter of 2016, revenue increased $29.9 million, or 0.9%, to $3,499.1 million from $3,469.2 million in the first quarter of 2015. Changes in foreign exchange rates reduced revenue $96.6 million, acquisitions, net of dispositions reduced revenue $4.2 million and organic growth increased revenue $130.7 million.

The components of revenue change for the first quarter of 2016 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%

March 31, 2015	$3,469.2		$1,958.2		$1,511.0
Components of revenue change:
Foreign exchange impact	(96.6)	(2.8)%	—	—%	(96.6)	(6.4)%
Acquisitions, net of dispositions	(4.2)	(0.1)%	(25.7)	(1.3)%	21.5	1.4%
Organic growth	130.7	3.8%	75.1	3.8%	55.6	3.7%
March 31, 2016	$3,499.1	0.9%	$2,007.6	2.5%	$1,491.5	(1.3)%

The components and percentages are calculated as follows:

•
The foreign exchange impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $3,595.7 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($3,499.1 million less $3,595.7 million for the Total column).

•
Acquisitions, net of dispositions is calculated by aggregating the prior period revenue of the acquired businesses, less the prior period revenue of any business that was disposed of in the current period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($3,469.2 million for the Total column).
For the first quarter of 2016, changes in foreign exchange rates reduced revenue by 2.8%, or $96.6 million, compared to the first quarter of 2015. Substantially all currencies have weakened against the U.S. Dollar, with the most significant impacts resulting from the weakening of the Euro and British Pound, as well as the Australian Dollar, Brazilian Real, Canadian Dollar, Russian Ruble and South African Rand.
Our results of operations are subject to risk from the translation to U.S. Dollars of the revenue and expenses of our foreign operations, which are generally denominated in their local currency. However, for the most part, because the revenue and expenses of our foreign operations are denominated in the same currency, the economic impact on operating margin is minimized. Assuming exchange rates at April 15, 2016 remain unchanged, we expect the impact of changes in foreign exchange rates to reduce revenue by approximately 1.0% for the year and 1.5% in the second quarter of 2016.
Revenue for the first quarter of 2016 and the percentage change in revenue and organic growth from the first quarter of 2015 in our principal regional markets were (in millions):

	$	% Change	% Organic Growth
Americas:
North America	$2,123.2	2.7%	4.5%
Latin America	75.3	(10.1)%	(7.8)%
EMEA:
Europe	889.7	(1.3)%	2.7%
Middle East and Africa	56.6	(5.8)%	1.7%

Asia Pacific	354.3	(0.7)%	5.1%
	$3,499.1	0.9%	3.8%
Europe comprises the U.K., and the Euro currency countries and other European countries that have not adopted the European Union Monetary standard. In the first quarter of 2016, the percentage of revenue attributed to the U.K. and the Euro currency and other European countries was 9.6% and 15.8%, respectively. In the first quarter of 2016, revenue decreased 2.8% in the U.K. and revenue decreased 0.4% in the Euro currency and other European countries.

In North America, moderate growth in the United States and Canada was partially offset by the weakening of the Canadian Dollar against the U.S. Dollar. In Europe, growth in the U.K., Germany and Spain was offset by the weakening of all major European currencies against the U.S. Dollar and negative performance in The Netherlands. The decrease in revenue in Latin America was a result of the weakening of most currencies in the region against the U.S. Dollar, especially the Brazilian Real. The continuing decline in our revenue in Brazil was due to the uncertainty in both the economic and political climate, which offset our growth from our acquisition in Brazil and also overshadowed strong growth in Mexico. In Asia Pacific, growth in the major economies in the region was offset by the weakening of most currencies in the region.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change through the first three months of 2016 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 2.9% and 2.7% of our revenue for the first quarter of 2016 and 2015, respectively. Our ten largest and 100 largest clients represented 17.5% and 53.0% of our revenue for the first quarter of 2016, respectively, and 18.0% and 52.1% of our revenue for the first quarter of 2015, respectively.
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
Revenue for the first quarter of 2016 and 2015 and the percentage change in revenue and organic growth from the first quarter of 2015 by discipline were (in millions):

	Three Months Ended March 31,
	2016		2015		2016 vs. 2015
	$	% of Revenue	$	% of Revenue	$	% Change	% Organic Growth
Advertising	$1,803.1	51.5%	$1,734.0	50.0%	$69.1	4.0%	7.9%
CRM	1,120.5	32.0%	1,157.7	33.4%	(37.2)	(3.2)%	(0.7)%
Public relations	318.8	9.1%	323.6	9.3%	(4.8)	(1.5)%	(0.9)%
Specialty communications	256.7	7.4%	253.9	7.3%	2.8	1.1%	2.2%
	$3,499.1		$3,469.2		$29.9	0.9%	3.8%

We operate in a number of industry sectors. The percentage of our revenue by industry sector for the first quarter of 2016 and 2015 was:

	2016	2015
Food and Beverage	13%	13%
Consumer products	10%	9%
Pharmaceuticals and Health Care	12%	11%
Financial Services	7%	7%
Technology	10%	9%
Auto	8%	8%
Travel and Entertainment	7%	6%
Telecommunications	4%	5%
Retail	6%	7%
Other	23%	25%
Operating Expenses
The change in operating expenses for the first quarter of 2016 compared to the first quarter of 2015 was (in millions):

	Three Months Ended March 31,
	2016		2015		2016 vs. 2015
	$	% of Revenue	$	% of Revenue	$ Change	% Change

Revenue	$3,499.1		$3,469.2		$29.9	0.9%
Operating Expenses:
Salary and service costs	2,624.6	75.0%	2,597.2	74.9%	27.4	1.1%
Occupancy and other costs	300.1	8.6%	318.0	9.2%	(17.9)	(5.6)%
Cost of services	2,924.7		2,915.2		9.5
Selling, general and administrative expenses	108.1	3.1%	102.1	2.9%	6.0	5.9%
Depreciation and amortization	74.2	2.1%	74.2	2.1%	—	—%
	3,107.0	88.8%	3,091.5	89.1%	15.5	0.5%
Operating Income	$392.1	11.2%	$377.7	10.9%	$14.4	3.8%
Operating expenses increased sightly in first quarter of 2016 compared to the first quarter of 2015. Salary and service costs, which tend to fluctuate with changes in revenue, increased $27.4 million, or 1.1%, in the first quarter of 2016 compared to the first quarter of 2015. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $17.9 million, or 5.6%, in the first quarter of 2016 compared to the first quarter of 2015 principally resulting from our ongoing efforts to reduce occupancy and other costs. SG&A expenses increased sightly period-over-period primarily related to professional fees incurred in connection with our acquisition activities.
Operating margin increased 0.3% to 11.2% in the first quarter of 2016 from 10.9% in the first quarter of 2015 and EBITA margin increased 0.3% to 12.0% in the first quarter of 2016 from 11.7% in the first quarter of 2015.
Net Interest Expense
Net interest expense increased $5.9 million to $40.1 million in the first quarter of 2016 from $34.2 million in the first quarter of 2015. In the first quarter of 2016, interest expense increased $6.7 million to $50.3 million, primarily resulting from the reduced benefit of the fixed-to-floating interest rate swaps on a portion of our 3.625% Senior Notes due 2022, or 2022 Notes. In January 2016, we terminated the $1 billion notional value interest rate swap on the 2022 Notes. By terminating the swap, we were able to lock interest savings over the remaining term of the 2022 Notes reducing the effective rate to 2.7% from 3.5%. As a result, in the first quarter of 2016 there was less floating rate benefit from the swaps and this will also be the case for the remainder of 2016 compared to 2015. The increase in interest expense was partially offset by an increase in interest income of $0.8 million in the first quarter of 2016 compared to the prior year period. The increase in interest income resulted from our cash management efforts and higher interest earned on cash balances in our international treasury centers, net of negative foreign exchange translation effects in the current period. A complete discussion of our interest rate swaps is included in Note 5 to the unaudited consolidated financial statements.

On April 6, 2016, we issued $1.4 billion principal amount of 3.60% senior notes due April 15, 2026 (“2026 Notes”) and we entered into a $500 million notional amount fixed-to-floating interest rate swap on the 2026 Notes.
Income Taxes
Our effective tax rate remained flat period-over-period at 32.8%.
Net Income Per Common Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the first quarter of 2016 increased $9.3 million, or 4.4%, to $218.4 million from $209.1 million in the first quarter of 2015. The period-over-period increase is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 8.4% to $0.90 in the first quarter of 2016, compared to $0.83 in the first quarter of 2015, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for stock option exercises and shares issued under our employee stock purchase plan.
CRITICAL ACCOUNTING POLICIES
For a more complete understanding of our accounting policies, the unaudited consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, readers are encouraged to consider this information together with our discussion of our critical accounting policies under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 10-K.
NEW ACCOUNTING STANDARDS
See Note 2 to the unaudited consolidated financial statements for additional information.
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
Working capital is our principal non-discretionary funding requirement. In addition, we have contractual obligations related to our senior notes, recurring business operations, primarily related to lease obligations, and contingent purchase price obligations (earn-outs) from prior acquisitions. Our principal discretionary cash spending includes dividend payments to common shareholders, capital expenditures, strategic acquisitions and repurchases of our common stock. We have a short-term borrowing requirement normally peaking during the second quarter of the year primarily due to the timing of payments for incentive compensation, income taxes and contingent purchase price obligations.
Based on past performance and current expectations, we believe that our operating cash flow will be sufficient to meet our non-discretionary cash requirements, and our discretionary spending through 2016. Our cash and cash equivalents, access to the commercial paper market, Credit Facility, uncommitted credit lines and access to the capital markets provide additional sources of liquidity.
Cash and cash equivalents decreased $857.9 million from December 31, 2015 and short-term investments decreased $11.8 million from December 31, 2015. During the first three months of 2016, we used $461.2 million of cash in operations, which included the use of operating capital of $807.1 million. Our discretionary spending during the first three months of 2016 was: capital expenditures of $41.4 million; dividends paid to common shareholders of $122.2 million; dividends paid to shareholders of noncontrolling interests of $14.9 million; repurchases of our common stock, net of proceeds from stock option exercises and related tax benefits and common stock sold to our employee stock purchase plan, of $193.2 million; and, acquisition payments, including payment of contingent purchase price obligations and acquisition of additional shares of noncontrolling interests, net of cash acquired, of $114.6 million. In the first three months of 2016, the impact of the translation of foreign cash balances to U.S. Dollars increased cash and cash equivalents by $77.8 million.

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
Our net debt position, which we define as total debt outstanding less cash and cash equivalents and short-term investments, increased $950.6 million at March 31, 2016, as compared to December 31, 2015. The increase in net debt is primarily due to a decrease in cash and cash equivalents of $857.9 million primarily arising from the unfavorable change in our operating capital of $807.1 million, which typically occurs in the first half of the year.
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
At March 31, 2016, our foreign subsidiaries held approximately $1.5 billion of our total cash and cash equivalents of $1.7 billion. The majority of this cash is available to us, net of any taxes payable upon repatriation to the United States. Changes in international tax rules or changes in U.S. tax rules and regulations covering international operations and foreign tax credits may affect our future reported financial results or the way we conduct our business.

Debt Instruments and Related Covenants
At March 31, 2016, as a source of short-term financing, we have the $2.5 billion Credit Facility that expires July 31, 2020 and domestic and international uncommitted credit lines that aggregated $1.2 billion, and we can issue up to $2 billion of commercial paper.
The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At March 31, 2016, we were in compliance with these covenants as our Leverage Ratio was 2.1 times and our Interest Coverage Ratio was 11.9 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
At March 31, 2016, our senior notes outstanding were unchanged from December 31, 2015. On April 6, 2016, we issued $1.4 billion principal amount of 2026 Notes. A portion of the net proceeds were used to retire our outstanding $1 billion 5.9% Senior Notes due 2016 at maturity on April 15, 2016.
On January 19, 2016, we terminated the interest rate swap on the 2022 Notes and on March 28, 2016, we settled our outstanding forward-starting interest rate swap, which was entered into in connection with the refinancing of the 2016 Notes. Additionally, on April 6, 2016, we entered into a $500 million notional amount fixed-to-floating interest rate swap on the 2026 Notes. A complete discussion of our interest rate swaps is included in Note 5 to the unaudited consolidated financial statements.
As of April 6, 2016, the total aggregate principal amount of our fixed rate senior notes was $4.9 billion and the total notional amount of the fixed-to-floating interest rate swaps was $1.25 billion. The interest rate swaps have the economic effect of converting our debt portfolio to approximately 75% fixed rate obligations and 25% floating rate obligations.

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

Credit Markets and Availability of Credit
We typically fund our day-to-day liquidity by issuing commercial paper. As an additional source of funding, we may borrow under the Credit Facility or the uncommitted credit lines. At March 31, 2016, there were no outstanding commercial paper issuances or borrowings under the Credit Facility or the uncommitted credit lines.
Commercial paper activity for the quarters ended March 31, 2016 and 2015 was (dollars in millions):

	2016	2015
Average amount outstanding during the quarter	$601.7	$558.7
Maximum amount outstanding during the quarter	$1,160.0	$983.5
Average days outstanding	8.0	8.5
Weighted average interest rate	0.67%	0.44%
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
CREDIT RISK
We provide advertising, marketing and corporate communications services to several thousand clients who operate in nearly every industry sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 2.9% of our revenue for the first three months of 2016. However, during periods of economic downturn, the credit profiles of our clients could change.
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
Our 2015 10-K provides a detailed discussion of the market risks affecting our operations. No material change has occurred in our market risks since the disclosure contained in our 2015 10-K. See our discussion regarding current economic conditions in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Executive Summary and Liquidity and Capital Resources sections.
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2016, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of March 31, 2016. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in our 2015 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2015, dated February 9, 2016.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.
Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A in our 2015 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock purchase activity during the three months ended March 31, 2016 was:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - 31, 2016	907,245	$74.56	—	—
February 1 - 29, 2016	294,887	$76.34	—	—
March 1 - 31, 2016	1,477,932	$79.06	—	—
	2,680,064	$77.24	—	—

During the three months ended March 31, 2016, we purchased 2,395,500 shares of our common stock in the open market for general corporate purposes and withheld 284,564 shares from employees to satisfy estimated statutory income tax obligations related to stock option exercises and vesting of restricted stock. The value of the common stock withheld was based on the closing price of our common stock on the applicable exercise or vesting date.

There were no unregistered sales of our equity securities during the three months ended March 31, 2016.
Item 6. Exhibits

3.1	By-laws of Omnicom Group Inc., as amended and restated on March 14, 2016 (Exhibit 3.1 to our Current Report on Form 8-K (File No. 1-10551) dated March 15, 2016 and incorporated herein by reference).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

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

OMNICOM GROUP INC.
Date:	May 10, 2016	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)