Form 10-Q
period 2016-06-30
OMNICOM GROUP INC.
filed 2016-07-19
CIK 29989

____________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
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
_________________________
As of July 8, 2016, there were 236,538,263 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,305.7	$2,605.2
Short-term investments, at cost	231.0	14.5
Accounts receivable, net of allowance for doubtful accounts of $22.2 and $22.5	6,422.6	7,220.9
Work in process	1,365.1	1,122.7
Other current assets	989.8	1,017.2
Total Current Assets	10,314.2	11,980.5
Property and Equipment at cost, less accumulated depreciation of $1,234.8 and $1,206.6	683.4	692.7
Equity Method Investments	137.5	136.6
Goodwill	9,068.4	8,676.4
Intangible Assets, net of accumulated amortization of $743.0 and $680.7	457.4	344.8
Other Assets	274.3	279.7
TOTAL ASSETS	$20,935.2	$22,110.7
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$8,507.0	$9,812.0
Customer advances	1,163.1	1,283.5
Current portion of debt	0.2	1,001.4
Short-term debt	11.5	5.2
Taxes payable	155.6	319.1
Other current liabilities	1,703.4	1,798.4
Total Current Liabilities	11,540.8	14,219.6
Long-Term Debt	5,022.2	3,564.2
Long-Term Liabilities	822.3	800.5
Long-Term Deferred Tax Liabilities	553.0	469.1
Commitments and Contingent Liabilities (See Note 10)
Temporary Equity - Redeemable Noncontrolling Interests	223.8	167.9
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	59.6	59.6
Additional paid-in capital	794.5	859.9
Retained earnings	10,470.7	10,178.2
Accumulated other comprehensive income (loss)	(1,061.5)	(1,015.4)
Treasury stock, at cost	(7,981.4)	(7,629.9)
Total Shareholders’ Equity	2,281.9	2,452.4
Noncontrolling interests	491.2	437.0
Total Equity	2,773.1	2,889.4
TOTAL LIABILITIES AND EQUITY	$20,935.2	$22,110.7

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June, 30
	2016	2015	2016	2015
Revenue	$3,884.9	$3,805.3	$7,384.0	$7,274.5
Operating Expenses:
Salary and service costs	2,824.6	2,762.9	5,449.2	5,360.0
Occupancy and other costs	314.6	321.0	614.7	639.0
Cost of services	3,139.2	3,083.9	6,063.9	5,999.0
Selling, general and administrative expenses	110.9	110.1	219.0	212.2
Depreciation and amortization	73.0	72.7	147.2	147.0
	3,323.1	3,266.7	6,430.1	6,358.2

Operating Income	561.8	538.6	953.9	916.3
Interest Expense	54.3	44.7	104.6	88.4
Interest Income	9.5	10.1	19.7	19.6
Income Before Income Taxes and Income From Equity Method Investments	517.0	504.0	869.0	847.5
Income Tax Expense	167.9	165.3	283.4	278.0
Income From Equity Method Investments	2.8	4.0	2.6	3.0
Net Income	351.9	342.7	588.2	572.5
Net Income Attributed To Noncontrolling Interests	25.8	28.8	43.7	49.5
Net Income - Omnicom Group Inc.	$326.1	$313.9	$544.5	$523.0

Net Income Per Share - Omnicom Group Inc.:
Basic	$1.36	$1.27	$2.26	$2.10
Diluted	$1.36	$1.26	$2.25	$2.09

Dividends Declared Per Common Share	$0.55	$0.50	$1.05	$1.00

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June, 30
	2016	2015	2016	2015
Net Income	$351.9	$342.7	$588.2	$572.5
Gain (loss) on forward-starting interest rate swap, net of income taxes of $0.5 and $16.4 for the three months and ($19.9) and $14.6 for the six months ended June 30, 2016 and 2015, respectively	0.7	23.0	(27.8)	20.5
Unrealized gain on available-for-sale securities, net of income taxes of $0.1 for the six months ended June 30, 2015	—	—	—	0.2
Foreign currency translation adjustment, net of income taxes of ($61.0) and $81.5 for the three months and ($2.8) and ($94.3) for the six months ended June 30, 2016 and 2015, respectively	(118.3)	158.2	(5.2)	(183.1)
Defined benefit pension and postemployment plans adjustment, net of income taxes of $1.2 and $1.5 for the three months and $2.4 and $3.0 for the six months ended June 30, 2016 and 2015, respectively	1.8	2.2	4.1	4.4
Other Comprehensive Income (Loss)	(115.8)	183.4	(28.9)	(158.0)
Comprehensive Income	236.1	526.1	559.3	414.5
Comprehensive Income Attributed to Noncontrolling Interests	22.2	34.7	60.9	32.5
Comprehensive Income - Omnicom Group Inc.	$213.9	$491.4	$498.4	$382.0

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June, 30
	2016	2015
Cash Flows from Operating Activities:
Net income	$588.2	$572.5
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	90.4	92.5
Amortization of intangible assets	56.8	54.5
Amortization of net deferred gain from settlement of interest rate swaps	(8.9)	(3.6)
Share-based compensation	46.3	49.3
Excess tax benefit from share-based compensation	(13.4)	(14.3)
Deferred gain from settlement of interest rate swap	54.2	—
Deferred loss from settlement of forward-starting interest rate swap	(54.5)	—
Other, net	(23.3)	5.9
Change in operating capital	(1,126.9)	(808.8)
Net Cash Used in Operating Activities	(391.1)	(52.0)
Cash Flows from Investing Activities:
Capital expenditures	(77.9)	(106.7)
Acquisition of businesses and interests in affiliates, net of cash acquired	(267.0)	(25.0)
Sale (purchase) of short-term investments	(215.3)	9.3
Net Cash Used in Investing Activities	(560.2)	(122.4)
Cash Flows from Financing Activities:
Change in short-term debt	(13.3)	1.1
Proceeds from borrowings	1,389.6	—
Repayment of debt	(1,000.0)	—
Dividends paid to common shareholders	(242.9)	(250.5)
Repurchases of common stock	(383.5)	(406.6)
Proceeds from stock plans	18.4	6.0
Acquisition of additional noncontrolling interests	(44.6)	(6.9)
Dividends paid to noncontrolling interest shareholders	(52.0)	(61.1)
Payment of contingent purchase price obligations	(48.1)	(42.3)
Excess tax benefit from share-based compensation	13.4	14.3
Other, net	(34.3)	(19.9)
Net Cash Used in Financing Activities	(397.3)	(765.9)
Effect of foreign exchange rate changes on cash and cash equivalents	49.1	(91.8)

Net Decrease in Cash and Cash Equivalents	(1,299.5)	(1,032.1)
Cash and Cash Equivalents at the Beginning of Period	2,605.2	2,388.1
Cash and Cash Equivalents at the End of Period	$1,305.7	$1,356.0

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
Effective January 1, 2016, selling, general and administrative expenses (“SG&A”) for the current and prior periods are reported as a separate line in the unaudited consolidated statements of income. Historically, we included SG&A expenses in salary and service costs and occupancy and other costs. In addition, we present cost of services in two distinct categories: salary and service costs, and occupancy and other costs. As a service business, salary and service costs make up the vast majority of our operating expenses and substantially all these costs comprise the essential components directly linked to the delivery of our services, such as employee compensation, including freelance labor, employee benefit costs, direct service costs, including the costs of third-party suppliers, and client-related travel costs. Occupancy and other costs consist of the indirect costs related to the delivery of our services, including office and equipment rent, other occupancy costs, technology costs, general office expenses and other expenses. SG&A expenses primarily consist of third-party marketing costs, professional fees and compensation and related benefit costs and occupancy and other costs of our corporate and executive offices, including group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs.
2. New Accounting Standards
In May 2014, the FASB issued FASB ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which will replace all existing revenue recognition guidance under U.S. GAAP. On July 9, 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09 to all annual and interim periods beginning after December 15, 2017, with early application permitted only for annual and interim periods beginning after December 31, 2016. ASU 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented or recognition of the cumulative effect of retrospective application of the new standard as of the beginning of the period of initial application. Presently, we are not yet in a position to conclude on the application date or the transition method we will choose. Based on our initial assessment, the impact of the application of the new standard will likely result in a change in the timing of our revenue recognition for performance incentives received from clients and the recognition of certain reimbursable out-of-pocket costs as revenue. Performance incentives are currently recognized in revenue when specific quantitative goals are achieved, or when our performance against qualitative goals is determined by the client. Under the new standard, we will be required to estimate the amount of the incentive that will be earned at the inception of the contract and recognize the incentive over the term of the contract. While performance incentives are not material to our revenue, this will result in an acceleration in revenue recognition for certain contract incentives compared to the current method. Certain incidental costs that are reimbursed by our clients and are currently required to be recorded in revenue will likely not be recorded as revenue under the new standard. We expect this will result in less revenue and related cost recorded in our results of operations. While we have not yet completed our assessment, we do not expect this change to have a material impact on our revenue and it will not result in any change to income before income taxes. In March 2016, the FASB issued further guidance on principal versus agent considerations. In certain of our businesses we record revenue as a principal and include certain pass-through costs that are integral to the delivery of our service in revenue. We are currently evaluating the impact of the principal versus agent guidance on our revenue and cost of service, however we do not expect the change, if any, to have a material effect on results of operations.

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
In March 2016, the FASB issued FASB ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which changes certain aspects of the accounting for share-based payments to employees. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016 and early application is permitted. Certain changes will be applied prospectively and other changes will be applied using a modified retrospective approach with the recognition of the cumulative effect of the application of the new standard as of the beginning of the period of initial application. We will apply ASU 2016-09 on January 1, 2017. We do not expect that the application of the new standard will have a significant impact on income before income taxes. However, the new standard requires excess tax benefits or deficiencies related to share-based compensation to be recognized in income taxes as a tax benefit or expense upon vesting of restricted stock awards and the exercise of stock option awards. The excess tax benefit or expense will be calculated as the difference between the grant date price and the price of our common stock on the vesting or exercise date. As a result, the effect on tax expense is dependent on the price of our common stock and it is not possible to estimate with any accuracy the impact of the new standard on income tax expense.
In June 2016, the FASB issued FASB ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. We will apply ASU 2016-13 on January 1, 2020. However, we are not yet in a position to assess the impact of the application of the new standard on our results of operations or financial position.
3. Net Income per Common Share
The computations of basic and diluted net income per common share for the three and six months ended June 30, 2016 and 2015 were (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June, 30
	2016	2015	2016	2015
Net Income Available for Common Shares:
Net income - Omnicom Group Inc.	$326.1	$313.9	$544.5	$523.0
Net income allocated to participating securities	(2.0)	(3.9)	(3.6)	(6.7)
	$324.1	$310.0	$540.9	$516.3
Weighted Average Shares:
Basic	237.7	244.5	238.9	245.5
Dilutive stock options and restricted shares	1.3	1.2	1.2	1.1
Diluted	239.0	245.7	240.1	246.6

Anti-dilutive stock options and restricted shares	—	0.1	—	0.1
Net Income per Common Share - Omnicom Group Inc.:
Basic	$1.36	$1.27	$2.26	$2.10
Diluted	$1.36	$1.26	$2.25	$2.09

4. Goodwill and Intangible Assets
Goodwill and intangible assets at June 30, 2016 and December 31, 2015 were (in millions):

	2016			2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Goodwill	$9,590.7	$(522.3)	$9,068.4	$9,205.7	$(529.3)	$8,676.4
Intangible assets:
Purchased and internally developed software	$335.9	$(265.6)	$70.3	$310.5	$(239.9)	$70.6
Customer related and other	864.5	(477.4)	387.1	715.0	(440.8)	274.2
	$1,200.4	$(743.0)	$457.4	$1,025.5	$(680.7)	$344.8
Changes in goodwill for the six months ended June 30, 2016 and 2015 were (in millions):

	2016	2015
January 1	$8,676.4	$8,822.2
Acquisitions	223.3	15.1
Noncontrolling interests in acquired businesses	54.6	3.3
Contingent purchase price of acquired businesses	146.4	49.8
Foreign currency translation and other	(32.3)	(124.4)
June 30	$9,068.4	$8,766.0
There were no goodwill impairment losses recorded in the first six months of 2016 or 2015 and there are no accumulated goodwill impairment losses.
5. Debt
Credit Facilities
As a source of short-term financing, we have a $2.5 billion revolving credit facility (“Credit Facility”) that expires July 31, 2020 and domestic and international uncommitted credit lines, and we can issue up to $2 billion of commercial paper. The uncommitted credit lines aggregated $1.2 billion at June 30, 2016 and December 31, 2015. Effective July 31, 2016, in accordance with the terms of the Credit Agreement, the expiration of the Credit Agreement will be extended to July 31, 2021. There were no outstanding commercial paper issuances or borrowings under the Credit Facility or the uncommitted credit lines at June 30, 2016 and December 31, 2015.
Available and unused credit lines at June 30, 2016 and December 31, 2015 were (in millions):

	2016	2015
Credit Facility	$2,500.0	$2,500.0
Uncommitted credit lines	1,164.3	1,157.7
Available and unused credit lines	$3,664.3	$3,657.7
The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At June 30, 2016 we were in compliance with these covenants as our Leverage Ratio was 2.2 times and our Interest Coverage Ratio was 11.4 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.

Short-Term Debt
Short-term debt at June 30, 2016 and December 31, 2015 of $11.5 million and $5.2 million, respectively, represents bank overdrafts and short-term borrowings of our international subsidiaries. Due to the short-term nature of this debt, carrying value approximates fair value.
Long-Term Debt
Long-term debt at June 30, 2016 and December 31, 2015 was (in millions):

	2016	2015
5.9% Senior Notes due 2016	$—	$1,000.0
6.25% Senior Notes due 2019	500.0	500.0
4.45% Senior Notes due 2020	1,000.0	1,000.0
3.625% Senior Notes due 2022	1,250.0	1,250.0
3.65% Senior Notes due 2024	750.0	750.0
3.60% Senior Notes due 2026	1,400.0	—
Other debt	0.2	0.3
	4,900.2	4,500.3
Unamortized premium (discount) on senior notes, net	8.3	10.1
Debt issuance costs	(26.0)	(16.9)
Adjustment to carrying value for interest rate swaps	139.9	72.1
	5,022.4	4,565.6
Current portion	(0.2)	(1,001.4)
Long-term debt	$5,022.2	$3,564.2
On April 6, 2016, we issued $1.4 billion principal amount of 3.60% Senior Notes due April 15, 2026 (“2026 Notes”). The net proceeds received by us, after deducting the underwriting discount and offering expenses, were $1.387 billion. A portion of the net proceeds were used to retire our outstanding $1 billion 5.9% Senior Notes due 2016 (“2016 Notes”) at maturity on April 15, 2016. On March 28, 2016, we settled the outstanding forward-starting interest rate swap, which was entered into in connection with the refinancing of the 2016 Notes, at a loss of $54.5 million, which was paid to the counterparties on April 6, 2016. Beginning in April 2016, the loss is being amortized to interest expense over the term of the 2026 Notes resulting in an effective interest rate on the 2026 Notes of approximately 4.1%.
On January 19, 2016, we settled the outstanding $1 billion interest rate swap on our 3.625% Senior Notes due 2022 (“2022 Notes”) and realized a gain of $54.2 million. The gain is being amortized to interest expense over the remaining term of the 2022 Notes. In connection with the outstanding $750 million interest rate swap on the 3.65% Senior Notes due 2024 (“2024 Notes”), at June 30, 2016 we recorded a receivable, which is included in other assets, of $35.4 million and at December 31, 2015 we recorded a liability, which was included in long-term liabilities of $10.0 million. The asset and liability represent the fair value of the swap that was substantially offset by the change in the carrying value of the 2024 Notes reflecting the change in fair value of the notes. Accordingly, any hedge ineffectiveness was not material to our results of operations.
On April 6, 2016, in connection with the issuance of the 2026 Notes, we entered into a $500 million notional amount fixed-to-floating interest rate swap. The swap hedges the risk of changes in fair value of a portion of the notes attributable to changes in the benchmark LIBOR interest rate. We will receive fixed interest rate payments equal to the coupon interest rate on the notes and will pay a variable interest rate equal to three month LIBOR, plus a spread of 1.982%. The swap qualifies and is designated as a fair value hedge on the 2026 Notes. Gains and losses attributed to changes in the fair value of the swap are expected to substantially offset changes in the fair value of the notes attributed to changes in the benchmark interest rate. The net interest settlement is recorded in interest expense. At June 30, 2016, we recorded a receivable, which was included in other assets, of $10.6 million. The asset represents the fair value of the swap that was substantially offset by the change in the fair value of the notes.
As of June 30, 2016, the total aggregate principal amount of our fixed rate senior notes was $4.9 billion and the total notional amount of the fixed-to-floating interest rate swaps was $1.25 billion.

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
Revenue and long-lived assets and goodwill by geographic region as of and for the three and six months ended June 30, 2016 and 2015 were (in millions):

	Americas	EMEA	Asia Pacific
2016
Revenue - Three months ended	$2,428.6	$1,056.1	$400.2
Revenue - Six months ended	4,627.1	2,002.4	754.5
Long-lived assets and goodwill	6,574.0	2,644.9	532.9
2015
Revenue - Three months ended	$2,364.1	$1,046.7	$394.5
Revenue - Six months ended	4,515.0	2,008.2	751.3
Long-lived assets and goodwill	6,135.5	2,790.0	547.1
The Americas comprises North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes Mexico. EMEA comprises the United Kingdom, the Euro currency countries, other European countries that have not adopted the European Union Monetary standard, the Middle East and Africa. Asia Pacific comprises Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for the three and six months ended June 30, 2016 and 2015 was $2,190.5 million and $4,198.0 million and $2,146.3 million and $4,104.5 million, respectively.
7. Income Taxes
Our effective tax rate for the six months ended June 30, 2016, decreased slightly period-over-period to 32.6% from 32.8%. At June 30, 2016, our unrecognized tax benefits were $104.8 million. Of this amount, approximately $52.3 million would affect our effective tax rate upon resolution of the uncertain tax positions.
8. Pension and Other Postemployment Benefits
Defined Benefit Pension Plans
The components of net periodic benefit cost for the six months ended June 30, 2016 and 2015 were (in millions):

	2016	2015
Service cost	$4.1	$2.4
Interest cost	3.5	3.4
Expected return on plan assets	(1.4)	(1.4)
Amortization of prior service cost	2.2	2.2
Amortization of actuarial (gains) losses	2.4	2.8
	$10.8	$9.4

We contributed $0.5 million and $0.6 million to our defined benefit pension plans in the six months ended June 30, 2016 and 2015, respectively.
Postemployment Arrangements
The components of net periodic benefit cost for the six months ended June 30, 2016 and 2015 were (in millions):

	2016	2015
Service cost	$2.0	$2.4
Interest cost	1.8	2.2
Amortization of prior service cost	1.4	1.6
Amortization of actuarial (gains) losses	0.5	0.8
	$5.7	$7.0
9. Supplemental Cash Flow Data
The change in operating capital for the six months ended June 30, 2016 and 2015 was (in millions):

	2016	2015
(Increase) decrease in accounts receivable	$891.3	$(127.2)
(Increase) decrease in work in process and other current assets	(188.5)	(438.3)
Increase (decrease) in accounts payable	(1,413.4)	(1.5)
Increase (decrease) in customer advances and other current liabilities	(342.8)	(176.8)
Change in other assets and liabilities, net	(73.5)	(65.0)
Cash used for operating capital	$(1,126.9)	$(808.8)

Income taxes paid	$362.5	$330.3
Interest paid	$106.8	$92.8
10. Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.

11. Changes in Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2016 and 2015 were (in millions):

2016	Gain (Loss) on Forward-Starting Interest Rate Swap	Unrealized Loss on Available-for-Sale Securities	Defined Benefit Pension and Postemployment Plans	Foreign Currency Translation	Total
January 1	$(3.3)	$(0.9)	$(87.9)	$(923.3)	$(1,015.4)
Other comprehensive income (loss) before reclassifications	(28.5)	—	—	(22.4)	(50.9)
Amounts reclassified from accumulated other comprehensive income (loss)	0.7	—	4.1	—	4.8
Other comprehensive income (loss)	(27.8)	—	4.1	(22.4)	(46.1)
June 30	$(31.1)	$(0.9)	$(83.8)	$(945.7)	$(1,061.5)

2015
January 1	$—	$(1.2)	$(92.1)	$(524.9)	$(618.2)
Other comprehensive income (loss) before reclassifications	20.5	0.2	—	(166.1)	(145.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	4.4	—	4.4
Other comprehensive income (loss)	20.5	0.2	4.4	(166.1)	(141.0)
June 30	$20.5	$(1.0)	$(87.7)	$(691.0)	$(759.2)
On March 28, 2016, we settled the outstanding forward-starting interest rate swap at a loss of $54.5 million, $31.8 million net of income taxes. Beginning in April 2016, the loss is being amortized to interest expense over the term of the 2026 Notes (see Note 5).
Reclassifications from accumulated other comprehensive income (loss) for the six months ended June 30, 2016 and 2015 were (in millions):

	2016	2015
Amortization of loss on cash flow hedge:
Interest expense	$1.2	$—
Income taxes	0.5	—
Interest expense, net of income tax	0.7	—

Amortization of defined benefit pension and postemployment plans:
Prior service cost	$3.6	$3.8
Actuarial (gains) losses	2.9	3.6
Net periodic benefit cost (see Note 8)	6.5	7.4
Income taxes	2.4	3.0
Periodic benefit cost, net of income tax	$4.1	$4.4

12. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015 were (in millions):

2016	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$1,305.7			$1,305.7
Short-term investments	231.0			231.0
Available-for-sale securities	5.1			5.1
Interest rate and foreign currency derivative instruments		$46.8		46.8
Liabilities:
Foreign currency derivative instruments		$1.4		$1.4
Contingent purchase price obligations			$430.4	430.4

2015
Assets:
Cash and cash equivalents	$2,605.2			$2,605.2
Short-term investments	14.5			14.5
Available-for-sale securities	4.8			4.8
Interest rate and foreign currency derivative instruments		$32.4		32.4
Liabilities:
Interest rate and foreign currency derivative instruments		$15.9		$15.9
Contingent purchase price obligations			$322.0	322.0
The changes in Level 3 contingent purchase price obligations for the six months ended June 30, 2016 and 2015 were (in millions):

	2016	2015
January 1	$322.0	$300.7
Acquisitions	150.8	51.6
Revaluation and interest	13.8	3.8
Payments	(62.7)	(42.3)
Foreign currency translation	6.5	(7.8)
June 30	$430.4	$306.0

The carrying amount and fair value of our financial instruments at June 30, 2016 and December 31, 2015 were (in millions):

	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$1,305.7	$1,305.7	$2,605.2	$2,605.2
Short-term investments	231.0	231.0	14.5	14.5
Available-for-sale securities	5.1	5.1	4.8	4.8
Interest rate and foreign currency derivative instruments	46.8	46.8	32.4	32.4
Cost method investments	14.1	14.1	21.5	21.5
Liabilities:
Short-term debt	$11.5	$11.5	$5.2	$5.2
Interest rate and foreign currency derivative instruments	1.4	1.4	15.9	15.9
Contingent purchase price obligations	430.4	430.4	322.0	322.0
Long-term debt, including current portion	5,022.4	5,270.0	4,565.6	4,655.9
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
As a leading global advertising, marketing and corporate communications company, we operate in all major markets and have a large and diverse client base. For the six months ended June 30, 2016, our largest client accounted for 2.8% of our revenue and our 100 largest clients accounted for approximately 53% of our revenue. Our business is spread across a number of industry sectors with no one industry comprising more than 14% of our revenue for the six months ended June 30, 2016. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
As described in more detail below, for the six months ended June 30, 2016, revenue increased $109.5 million or 1.5%, compared to the six months ended June 30, 2015. Throughout 2015 and continuing into the second quarter of 2016, substantially all foreign currencies weakened against the U.S. Dollar. Changes in foreign exchange rates reduced revenue $159.2 million, or 2.2%, acquisitions, net of dispositions increased revenue $9.0 million, or 0.1%, and organic growth increased revenue $259.7 million, or 3.6%.
Global economic conditions have a direct impact on our business and financial performance. In particular, a contraction in global or regional economic conditions poses a risk that our clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications services which would reduce the demand for our services. In the first six months of 2016, the United States and the major economies of Asia continued their modest economic growth. The uncertain economic conditions in the Euro Zone, which have resulted in uneven growth across the region, have been further complicated by the recent vote in the United Kingdom, or U.K., to exit the European Union. In Brazil, unstable political and economic conditions contributed to its continuing downward economic trend that began in the second quarter of 2015. The economic and fiscal issues facing these and other countries, particularly in Europe and Latin America, continue to cause economic uncertainty in those markets; however, the impact on our business varies by country. We will continue to monitor economic conditions closely, as well as client revenue levels and other factors and, in response to reductions in our client revenue, if necessary, we will take actions available to us to align our cost structure and manage our working capital. There can be no assurance whether, or to what extent, our efforts to mitigate any impact of future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments will be effective.
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
For the quarter ended June 30, 2016, our revenue increased 2.1% compared to the quarter ended June 30, 2015. Changes in foreign exchange rates reduced revenue by 1.6%, acquisitions, net of dispositions increased revenue 0.3% and organic growth increased revenue 3.4%. Across our principal regional markets, the changes in revenue were: North America increased 2.1%, Europe increased 1.5%, Asia Pacific increased 1.4% and Latin America increased 19.7%. In North America, moderate growth in the United States and Canada was partially offset by the weakening of the Canadian Dollar against the U.S. Dollar. In Europe, growth in the U.K., Spain and Russia was offset by the weakening of the British Pound and Russian Ruble against the U.S. Dollar and negative performance in France and The Netherlands. The increase in revenue in Latin America was a result of our acquisition activity in Brazil, which was substantially offset by the weakening of most currencies in the region against the U.S. Dollar, especially the Brazilian Real. The continuing uncertainty in both the economic and political climate in Brazil resulted in organic revenue declines that partially offset the growth from our acquisition and also overshadowed strong growth in Mexico. In Asia Pacific, growth in the major economies in the region was partially offset by the weakening of most currencies in the region. The change in revenue in the second quarter of 2016 compared to the second quarter of 2015, including the negative impact of currency changes, in our four fundamental disciplines was: advertising increased 6.1%, CRM decreased 4.3%, public relations increased 1.1% and specialty communications increased 3.1%.
For the six months ended June 30, 2016, our revenue increased 1.5% compared to the six months ended June 30, 2015. Changes in foreign exchange rates reduced revenue by 2.2%, acquisitions, net of dispositions increased revenue 0.1% and organic growth increased revenue 3.6%. Across our principal regional markets, the changes in revenue were: North America increased 2.4%, Europe increased 0.2%, Asia Pacific increased 0.4% and Latin America increased 4.6%. In North America, moderate growth in the United States and Canada was partially offset by the weakening of the Canadian Dollar against the U.S. Dollar. In Europe, growth in the U.K., Germany and Spain was partially offset by the weakening of the British Pound and Russian Ruble against the U.S. Dollar and negative performance in The Netherlands. The increase in revenue in Latin America was a result of our acquisition activity in Brazil, which was substantially offset by the weakening of most currencies in the region against the U.S. Dollar, especially the Brazilian Real. The continuing uncertainty in both the economic and political climate in Brazil resulted in organic revenue declines that partially offset the growth from our acquisition and also overshadowed strong growth in Mexico. In Asia Pacific, growth in the major economies in the region was partially offset by the weakening of most currencies in the region. The change in revenue in the six months of 2016 compared to the six months of 2015, including the negative impact of currency changes, in our four fundamental disciplines was: advertising increased 5.1%, CRM decreased 3.8%, public relations decreased 0.1% and specialty communications increased 2.1%.
We measure cost of services in two distinct cost categories: salary and service costs and occupancy and other costs. As a service business, salary and service costs make up the vast majority of our operating expenses and substantially all these costs comprise the essential components directly linked to the delivery of our services, such as employee compensation, including freelance labor, employee benefit costs, direct service costs, including the costs of third-party suppliers, and client-related travel costs. Occupancy and other costs consist of the indirect costs related to the delivery of our services, including office and equipment rent, other occupancy costs, technology costs, general office expenses and other expenses.
In addition to cost of services, operating expenses include SG&A expenses and depreciation and amortization. SG&A expenses primarily consist of third-party marketing costs, professional fees and compensation and related benefit costs and occupancy and other costs of our corporate and executive offices, including group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs.
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
Operating expenses increased 1.7% period-over-period for the second quarter and increased 1.1% period-over-period for the first six months. Operating expenses decreased by 0.3% as a percentage of revenue for the second quarter and six months. Salary and service costs, which tend to fluctuate with changes in revenue, increased $61.7 million, or 2.2% in the second quarter of 2016 compared to the second quarter of 2015 and increased $89.2 million or 1.7% in the first six months of 2016 compared to the first six months of 2015. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $6.4 million, or 2.0%, in the second quarter of 2016 compared to the second quarter of 2015 and decreased $24.3 million or 3.8% in the first six months of 2016 compared to the first six months of 2015.

Operating margins for the second quarter and first six months of 2016 were 14.5% and 12.9% compared to 14.2% and 12.6% for the second quarter and first six months of 2015, respectively. Earnings before interest, taxes and amortization of intangible assets, or EBITA, margins for the second quarter and first six months of 2016 were 15.2% and 13.7%, respectively, compared to 14.9% and 13.3% for the second quarter and first six months of 2015.
Net interest expense increased $10.2 million to $44.8 million in the second quarter of 2016 from $34.6 million in the second quarter of 2015 and net interest expense increased $16.1 million to $84.9 million in the first six months of 2016 from $68.8 million in the first six months of 2015. Interest expense increased $9.6 million to $54.3 million in the second quarter of 2016 and increased $16.2 million to $104.6 million in the first six months of 2016 primarily resulting from the reduced benefit of the fixed-to-floating interest rate swaps on a portion of our 3.625% Senior Notes due 2022, or 2022 Notes. In January 2016, we settled the outstanding $1 billion notional value interest rate swap on the 2022 Notes. By settling the swap, we were able to lock interest savings over the remaining term of the 2022 Notes reducing the effective rate to 2.7% from 3.5%. On April 6, 2016, we issued $1.4 billion principal amount of 3.60% senior notes due April 15, 2026 (“2026 Notes”) and entered into a $500 million notional amount fixed-to-floating interest rate swap on the 2026 Notes. At June 30, 2016, our debt portfolio was approximately 75% fixed rate obligations and 25% floating rate obligations as compared to 61% fixed rate and 39% floating at December 31, 2015 and as a result, in the first six months of 2016 there was less floating rate benefit from the swaps and this will also be the case for the remainder of 2016 compared to 2015. Interest income decreased $0.6 million in the second quarter of 2016 and increased $0.1 million in the first six months of 2016 compared to the prior year periods.
Our effective tax rate for the second quarter of 2016 decreased slightly period-over-period to 32.5% and decreased for the first six months of 2016 period-over-period to 32.6%.
Net income - Omnicom Group Inc. in the second quarter of 2016 increased $12.2 million, or 3.9%, to $326.1 million from $313.9 million in the second quarter of 2015 and net income - Omnicom Group Inc. in the first six months of 2016 increased $21.5 million, or 4.1%, to $544.5 million from $523.0 million in the first six months of 2015. The period-over-period increase is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 7.9% to $1.36 in the second quarter of 2016, compared to $1.26 in the second quarter of 2015 and diluted net income per common share - Omnicom Group Inc. increased 7.7% to $2.25 in the first six months of 2016, compared to $2.09 in the first six months of 2015 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for stock option exercises and shares issued under our employee stock purchase plan.

RESULTS OF OPERATIONS - Second Quarter 2016 Compared to Second Quarter of 2015 (in millions):

	2016	2015
Revenue	$3,884.9	$3,805.3
Operating Expenses:
Salary and service costs	2,824.6	2,762.9
Occupancy and other costs	314.6	321.0
Cost of services	3,139.2	3,083.9
Selling, general and administrative expenses	110.9	110.1
Depreciation and amortization	73.0	72.7
	3,323.1	3,266.7
Operating Income	561.8	538.6
Add back: Amortization of intangible assets	28.5	27.1
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	590.3	565.7
EBITA Margin - %	15.2%	14.9%
Deduct: Amortization of intangible assets	28.5	27.1
Operating Income	561.8	538.6
Operating Margin - %	14.5%	14.2%
Interest Expense	54.3	44.7
Interest Income	9.5	10.1
Income Before Income Taxes and Income From Equity Method Investments	517.0	504.0
Income Tax Expense	167.9	165.3
Income From Equity Method Investments	2.8	4.0
Net Income	351.9	342.7
Net Income Attributed To Noncontrolling Interests	25.8	28.8
Net Income - Omnicom Group Inc.	$326.1	$313.9
EBITA, which we define as earnings before interest, taxes and amortization of intangible assets, and EBITA Margin, which we define as EBITA divided by Revenue, are Non-GAAP financial measures. We use EBITA and EBITA Margin as additional operating performance measures, which exclude the non-cash amortization expense of intangible assets, primarily consisting of intangible assets related to acquired businesses. The table above reconciles EBITA and EBITA Margin to the U.S. GAAP financial measures for the periods presented. We believe that EBITA and EBITA Margin are useful measures for investors to evaluate the performance of our businesses. Non-GAAP financial measures should not be considered in isolation from or as a substitute for financial information presented in compliance with U.S. GAAP. Non-GAAP financial measures reported by us may not be comparable to similarly titled amounts reported by other companies.
Revenue
In the second quarter of 2016, revenue increased $79.6 million, or 2.1%, to $3,884.9 million from $3,805.3 million in the second quarter of 2015. Changes in foreign exchange rates reduced revenue $62.6 million, acquisitions, net of dispositions increased revenue $13.2 million and organic growth increased revenue $129.0 million.
The components of revenue change for the second quarter of 2016 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%

June 30, 2015	$3,805.3		$2,146.3		$1,659.0
Components of revenue change:
Foreign exchange impact	(62.6)	(1.6)%	—	—%	(62.6)	(3.8)%
Acquisitions, net of dispositions	13.2	0.3%	(16.8)	(0.8)%	30.0	1.8%
Organic growth	129.0	3.4%	61.0	2.8%	68.0	4.1%
June 30, 2016	$3,884.9	2.1%	$2,190.5	2.1%	$1,694.4	2.1%

The components of total revenue change and the respective percentages are calculated as follows:

•
The foreign exchange impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $3,947.5 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($3,884.9 million less $3,947.5 million for the Total column).

•
Acquisitions, net of dispositions is calculated by aggregating the prior period revenue of the acquired businesses, less the prior period revenue of any business that was disposed of in the current period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($3,805.3 million for the Total column).
For the second quarter of 2016, changes in foreign exchange rates reduced revenue by 1.6%, or $62.6 million, compared to the second quarter of 2015. Substantially all currencies have weakened against the U.S. Dollar, with the most significant impacts resulting from the weakening of the British Pound, as well as the Brazilian Real, Canadian Dollar and Russian Ruble. However, during the second quarter of 2016 the Euro strengthened against the U.S. Dollar.
Our results of operations are subject to risk from the translation to U.S. Dollars of the revenue and expenses of our foreign operations, which are generally denominated in their local currency. However, for the most part, because the revenue and expenses of our foreign operations are denominated in the same currency, the economic impact on operating margin is minimized. Assuming exchange rates at July 13, 2016 remain unchanged, we expect the impact of changes in foreign exchange rates to reduce revenue by approximately 1.5% for the year and in the third quarter of 2016.
Revenue for the second quarter of 2016 and the percentage change in revenue and organic growth from the second quarter of 2015 in our principal regional markets were (in millions):

	2016	2015	$ Change	% Change	% Organic Growth
Americas:
North America	$2,329.7	$2,281.5	$48.2	2.1%	3.2%
Latin America	98.9	82.6	16.3	19.7%	1.7%
EMEA:
Europe	993.8	978.8	15.0	1.5%	3.9%
Middle East and Africa	62.3	67.9	(5.6)	(8.3)%	(1.2)%

Asia Pacific	400.2	394.5	5.7	1.4%	4.5%
	$3,884.9	$3,805.3	$79.6	2.1%	3.4%
Europe comprises the U.K., and the Euro currency countries and other European countries that have not adopted the European Union Monetary standard. In the second quarter of 2016, the percentage of revenue attributed to the U.K. and the Euro currency and other European countries was 9.4% and 16.2%, respectively. In the second quarter of 2016, revenue, including the impact of changes in foreign exchange rates, decreased 2.2% in the U.K. and revenue increased 3.8% in the Euro currency and other European countries.
In North America, moderate growth in the United States and Canada was partially offset by the weakening of the Canadian Dollar against the U.S. Dollar. In Europe, growth in the U.K., Spain and Russia was offset by the weakening of the British Pound and Russian Ruble against the U.S. Dollar and negative performance in France and The Netherlands. The increase in revenue in Latin America was a result of our acquisition activity in Brazil, which was substantially offset by the weakening of most currencies in the region against the U.S. Dollar, especially the Brazilian Real. The continuing uncertainty in both the economic and political climate in Brazil resulted in organic revenue declines that partially offset the growth from our acquisition and also overshadowed strong growth in Mexico. In Asia Pacific, growth in the major economies in the region was partially offset by the weakening of most currencies in the region.

In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change through the second quarter of 2016 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 3.0% and 2.7% of our revenue for the second quarter of 2016 and 2015, respectively. Our ten largest and 100 largest clients represented 18.1% and 52.7% of our revenue for the second quarter of 2016, respectively, and 18.6% and 52.6% of our revenue for the second quarter of 2015, respectively.
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
Revenue for the second quarter of 2016 and 2015 and the percentage change in revenue and organic growth from the second quarter of 2015 by discipline were (in millions):

	Three Months Ended June 30,
	2016		2015		2016 vs. 2015
	$	% of Revenue	$	% of Revenue	$ Change	% Change	% Organic Growth
Advertising	$2,066.0	53.2%	$1,946.4	51.1%	$119.6	6.1%	7.7%
CRM	1,178.7	30.3%	1,231.1	32.4%	(52.4)	(4.3)%	(2.7)%
Public relations	349.6	9.0%	345.8	9.1%	3.8	1.1%	0.1%
Specialty communications	290.6	7.5%	282.0	7.4%	8.6	3.1%	4.4%
	$3,884.9		$3,805.3		$79.6	2.1%	3.4%

We operate in a number of industry sectors. The percentage of revenue by industry sector for the second quarter of 2016 and 2015 was:

	2016	2015
Food and Beverage	14%	13%
Consumer Products	11%	10%
Pharmaceuticals and Health Care	11%	11%
Financial Services	7%	7%
Technology	9%	9%
Auto	8%	8%
Travel and Entertainment	7%	6%
Telecommunications	4%	5%
Retail	6%	6%
Other	23%	25%

Operating Expenses
The change in operating expenses for the second quarter of 2016 compared to the second quarter of 2015 was (in millions):

	Three Months Ended June 30,
	2016		2015		2016 vs. 2015
	$	% of Revenue	$	% of Revenue	$ Change	% Change

Revenue	$3,884.9		$3,805.3		$79.6	2.1%
Operating Expenses:
Salary and service costs	2,824.6	72.7%	2,762.9	72.6%	61.7	2.2%
Occupancy and other costs	314.6	8.1%	321.0	8.4%	(6.4)	(2.0)%
Cost of services	3,139.2		3,083.9		55.3	1.8%
Selling, general and administrative expenses	110.9	2.9%	110.1	2.9%	0.8	0.7%
Depreciation and amortization	73.0	1.9%	72.7	1.9%	0.3	0.4%
	3,323.1	85.5%	3,266.7	85.8%	56.4	1.7%
Operating Income	$561.8	14.5%	$538.6	14.2%	$23.2	4.3%
Operating expenses increased 1.7% in second quarter of 2016 compared to the second quarter of 2015. Salary and service costs, which tend to fluctuate with changes in revenue, increased $61.7 million, or 2.2%, in the second quarter of 2016 compared to the second quarter of 2015. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $6.4 million, or 2.0%, in the second quarter of 2016 compared to the second quarter of 2015, principally resulting from our ongoing efforts to reduce occupancy and other costs. SG&A expenses increased sightly period-over-period primarily related to professional fees incurred in connection with our acquisition activities.
Operating margin increased 0.3% to 14.5% in the second quarter of 2016 from 14.2% in the second quarter of 2015, and EBITA margin, as defined on page 17, increased 0.3% to 15.2% in the second quarter of 2016 from 14.9% in the second quarter of 2015.
Net Interest Expense
Net interest expense increased $10.2 million to $44.8 million in the second quarter of 2016 from $34.6 million in the second quarter of 2015. In the second quarter of 2016, interest expense increased $9.6 million to $54.3 million, primarily resulting from the reduced benefit of the fixed-to-floating interest rate swaps on a portion of the 2022 Notes. In January 2016, we settled the outstanding $1 billion notional value interest rate swap on the 2022 Notes. By settling the swap, we were able to lock interest savings over the remaining term of the 2022 Notes reducing the effective rate to 2.7% from 3.5%. On April 6, 2016, we issued $1.4 billion principal amount of 2026 Notes and entered into a $500 million notional amount fixed-to-floating interest rate swap on the 2026 Notes. At June 30, 2016, our debt portfolio was approximately 75% fixed rate obligations and 25% floating rate obligations as compared to 61% fixed rate and 39% floating at December 31, 2015 and as a result, in the first six months of 2016 there was less floating rate benefit from the swaps and this will also be the case for the remainder of 2016 compared to 2015. Note 5 to the unaudited consolidated financial statements includes a complete discussion of our interest rate swaps. Interest income decreased $0.6 million in the second quarter of 2016 compared to the prior year period.
Income Taxes
Our effective tax rate decreased slightly period-over-period to 32.5% from 32.8%.
Net Income Per Common Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the second quarter of 2016 increased $12.2 million, or 3.9%, to $326.1 million from $313.9 million in the second quarter of 2015. The period-over-period increase is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 7.9% to $1.36 in the second quarter of 2016, compared to $1.26 in the second quarter of 2015, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for stock option exercises and shares issued under our employee stock purchase plan.

RESULTS OF OPERATIONS - First Six Months of 2016 Compared to First Six Months of 2015 (in millions):

	2016	2015
Revenue	$7,384.0	$7,274.5
Operating Expenses:
Salary and service costs	5,449.2	5,360.0
Occupancy and other costs	614.7	639.0
Cost of services	6,063.9	5,999.0
Selling, general and administrative expenses	219.0	212.2
Depreciation and amortization	147.2	147.0
	6,430.1	6,358.2
Operating Income	953.9	916.3
Add back: Amortization of intangible assets	56.8	54.5
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	1,010.7	970.8
EBITA Margin - %	13.7%	13.3%
Deduct: Amortization of intangible assets	56.8	54.5
Operating Income	953.9	916.3
Operating Margin - %	12.9%	12.6%
Interest Expense	104.6	88.4
Interest Income	19.7	19.6
Income Before Income Taxes and Income From Equity Method Investments	869.0	847.5
Income Tax Expense	283.4	278.0
Income From Equity Method Investments	2.6	3.0
Net Income	588.2	572.5
Net Income Attributed To Noncontrolling Interests	43.7	49.5
Net Income - Omnicom Group Inc.	$544.5	$523.0
EBITA, which we define as earnings before interest, taxes and amortization of intangible assets, and EBITA Margin, which we define as EBITA divided by Revenue, are Non-GAAP financial measures. We use EBITA and EBITA Margin as additional operating performance measures, which exclude the non-cash amortization expense of intangible assets, primarily consisting of intangible assets related to acquired businesses. The table above reconciles EBITA and EBITA Margin to the U.S. GAAP financial measures for the periods presented. We believe that EBITA and EBITA Margin are useful measures for investors to evaluate the performance of our businesses. Non-GAAP financial measures should not be considered in isolation from or as a substitute for financial information presented in compliance with U.S. GAAP. Non-GAAP financial measures reported by us may not be comparable to similarly titled amounts reported by other companies.
Revenue
In the first six months of 2016, revenue increased $109.5 million, or 1.5%, to $7,384.0 million from $7,274.5 million in the first six months of 2015. Changes in foreign exchange rates reduced revenue $159.2 million, acquisitions, net of dispositions increased revenue $9.0 million and organic growth increased revenue $259.7 million.
The components of revenue change for the first six months of 2016 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%

June 30, 2015	$7,274.5		$4,104.5		$3,170.0
Components of revenue change:
Foreign exchange impact	(159.2)	(2.2)%	—	—%	(159.2)	(5.0)%
Acquisitions, net of dispositions	9.0	0.1%	(42.6)	(1.0)%	51.6	1.6%
Organic growth	259.7	3.6%	136.1	3.3%	123.6	3.9%
June 30, 2016	$7,384.0	1.5%	$4,198.0	2.3%	$3,186.0	0.5%

The components of total revenue change and the respective percentages are calculated as follows:

•
The foreign exchange impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $7,543.2 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($7,384.0 million less $7,543.2 million for the Total column).

•
Acquisitions, net of dispositions is calculated by aggregating the prior period revenue of the acquired businesses, less the prior period revenue of any business that was disposed of in the current period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($7,274.5 million for the Total column).
For the first six months of 2016, changes in foreign exchange rates reduced revenue by 2.2%, or $159.2 million, compared to the first six months of 2015. Substantially all currencies have weakened against the U.S. Dollar, with the most significant impacts resulting from the weakening of the British Pound, as well as the Australian Dollar, Brazilian Real, Canadian Dollar and Russian Ruble.
Revenue for the first six months of 2016 and the percentage change in revenue and organic growth from the first six months of 2015 in our principal regional markets were (in millions):

	2016	2015	$ Change	% Change	% Organic Growth
Americas:
North America	$4,453.0	$4,348.6	$104.4	2.4%	3.8%
Latin America	174.1	166.4	7.7	4.6%	(3.1)%
EMEA:
Europe	1,883.5	1,880.2	3.3	0.2%	3.3%
Middle East and Africa	118.9	128.0	(9.1)	(7.1)%	0.2%

Asia Pacific	754.5	751.3	3.2	0.4%	4.8%
	$7,384.0	$7,274.5	$109.5	1.5%	3.6%
Europe comprises the U.K., and the Euro currency countries and other European countries that have not adopted the European Union Monetary standard. In the first six months of 2016, the percentage of revenue attributed to the U.K. and the Euro currency and other European countries was 9.5% and 16.0%, respectively. In the first six months of 2016, revenue, including the impact of changes in foreign exchange rates, decreased 2.5% in the U.K. and revenue increased 1.8% in the Euro currency and other European countries.
In North America, moderate growth in the United States and Canada was partially offset by the weakening of the Canadian Dollar against the U.S. Dollar. In Europe, growth in the U.K., Germany and Spain was partially offset by the weakening of the British Pound and Russian Ruble against the U.S. Dollar and negative performance in The Netherlands. The increase in revenue in Latin America was a result of our acquisition activity in Brazil, which was substantially offset by the weakening of most currencies in the region against the U.S. Dollar, especially the Brazilian Real. The continuing uncertainty in both the economic and political climate in Brazil resulted in organic revenue declines that partially offset the growth from our acquisition and also overshadowed strong growth in Mexico. In Asia Pacific, growth in the major economies in the region was partially offset by the weakening of most currencies in the region.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change through the first six months of 2016 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 2.8% and 2.7% of our revenue for the first six months of 2016 and 2015, respectively. Our ten largest and 100 largest clients represented 17.7% and 52.7% of our revenue for the first six months of 2016, respectively, and 18.6% and 52.6% of our revenue for the first six months of 2015, respectively.

Looking ahead to the remainder of the year, barring unforeseen events and excluding the impact of changes in foreign exchange rates, as a result of continued strong operating performance by many of our agencies and new business activities, we expect our revenue to increase modestly in excess of the weighted average nominal GDP growth in our major markets.
Revenue for the first six months of 2016 and 2015 and the percentage change in revenue and organic growth from the first six months of 2015 by discipline were (in millions):

	Six Months Ended June, 30
	2016		2015		2016 vs. 2015
	$	% of Revenue	$	% of Revenue	$ Change	% Change	% Organic Growth
Advertising	$3,869.1	52.4%	$3,680.4	50.6%	$188.7	5.1%	7.8%
CRM	2,299.1	31.1%	2,388.9	32.8%	(89.8)	(3.8)%	(1.7)%
Public relations	668.4	9.1%	669.3	9.2%	(0.9)	(0.1)%	(0.4)%
Specialty communications	547.4	7.4%	535.9	7.4%	11.5	2.1%	3.3%
	$7,384.0		$7,274.5		$109.5	1.5%	3.6%

We operate in a number of industry sectors. The percentage of revenue by industry sector for the first six months of 2016 and 2015 was:

	2016	2015
Food and Beverage	14%	13%
Consumer Products	10%	9%
Pharmaceuticals and Health Care	12%	11%
Financial Services	7%	7%
Technology	9%	9%
Auto	8%	8%
Travel and Entertainment	7%	6%
Telecommunications	4%	5%
Retail	6%	7%
Other	23%	25%
Operating Expenses
The change in operating expenses for the first six months of 2016 compared to the first six months of 2015 was (in millions):

	Six Months Ended June, 30
	2016		2015		2016 vs. 2015
	$	% of Revenue	$	% of Revenue	$ Change	% Change

Revenue	$7,384.0		$7,274.5		$109.5	1.5%
Operating Expenses:
Salary and service costs	5,449.2	73.8%	5,360.0	73.7%	89.2	1.7%
Occupancy and other costs	614.7	8.3%	639.0	8.8%	(24.3)	(3.8)%
Cost of services	6,063.9		5,999.0		64.9
Selling, general and administrative expenses	219.0	3.0%	212.2	3.0%	6.8	3.2%
Depreciation and amortization	147.2	2.0%	147.0	2.0%	0.2	0.1%
	6,430.1	87.1%	6,358.2	87.4%	71.9	1.1%
Operating Income	$953.9	12.9%	$916.3	12.6%	$37.6	4.1%

Operating expenses increased 1.1% in the first six months of 2016 compared to the first six months of 2015. Salary and service costs, which tend to fluctuate with changes in revenue, increased $89.2 million, or 1.7%, in the first six months of 2016 compared to the first six months of 2015. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $24.3 million, or 3.8%, in the first six months of 2016 compared to the first six months of 2015, principally resulting from our ongoing efforts to reduce occupancy and other costs. SG&A expenses increased period-over-period primarily related to professional fees incurred in connection with our acquisition activities.
Operating margin increased 0.3% to 12.9% in the first six months of 2016 from 12.6% in the first six months of 2015, and EBITA margin, as defined on page 21, increased 0.4% to 13.7% in the first six months of 2016 from 13.3% in the first six months of of 2015.
Net Interest Expense
Net interest expense increased $16.1 million to $84.9 million in the first six months of 2016 from $68.8 million in the first six months of 2015. In the first six months of 2016, interest expense increased $16.2 million to $104.6 million, primarily resulting from the reduced benefit of the fixed-to-floating interest rate swaps on a portion of the 2022 Notes. In January 2016, we settled the outstanding $1 billion notional value interest rate swap on the 2022 Notes. By settling the swap, we were able to lock interest savings over the remaining term of the 2022 Notes reducing the effective rate to 2.7% from 3.5%. As a result, in the first six months of 2016 there was less floating rate benefit from the swaps and this will also be the case for the remainder of 2016 compared to 2015. On April 6, 2016, we issued $1.4 billion principal amount of 2026 Notes and entered into a $500 million notional amount fixed-to-floating interest rate swap on the 2026 Notes. Note 5 to the unaudited consolidated financial statements includes a complete discussion of our interest rate swaps. Interest income for the first six months of 2016 increased slightly period-over-period to $19.7 million.
On April 6, 2016, we issued $1.4 billion principal amount of 3.60% senior notes due April 15, 2026 (“2026 Notes”) and we entered into a $500 million notional amount fixed-to-floating interest rate swap on the 2026 Notes.
Income Taxes
Our effective tax rate decreased period-over-period to 32.6% from 32.8%.
Net Income Per Common Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the first six months of 2016 increased $21.5 million, or 4.1%, to $544.5 million from $523.0 million in the first six months of 2015. The period-over-period increase is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 7.7% to $2.25 in the first six months of 2016, compared to $2.09 in the first six months of 2015, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for stock option exercises and shares issued under our employee stock purchase plan.

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

The assumptions used for the long-term growth rate and WACC in our evaluations as of June 30, 2016 and 2015 were:

	June 30,
	2016	2015
Long-Term Growth Rate	4%	4%
WACC	9.7% - 10.3%	10.1% - 10.7%
Long-term growth rate represents our estimate of the long-term growth rate for our industry and the markets of the global economy we operate in. For the past ten years, the average historical revenue growth rate of our reporting units and the Average Nominal GDP growth of the countries comprising the major markets that account for substantially all of our revenue was approximately 4.0% and 3.6%, respectively. We considered this history when determining the long-term growth rates used in our annual impairment test at June 30, 2016. We believe marketing expenditures over the long term have a high correlation to GDP. Based on our historical performance, we also believe that our long-term growth rate will exceed Average Nominal GDP growth in the markets we operate in, which are similar across our reporting units. For our annual test as of June 30, 2016, we used an estimated long-term growth rate of 4%.
When performing the annual impairment test as of June 30, 2016 and estimating the future cash flows of our reporting units, we considered the current macroeconomic environment, as well as industry and market specific conditions at mid-year 2016. In the first half of 2016, we experienced an increase in our revenue of 3.6%, which excludes growth from acquisitions and the impact from changes in foreign exchange rates. Economic conditions in the Euro Zone are unsettled and the continuing fiscal issues faced by many countries in the European Union has caused economic difficulty in certain of our Euro Zone markets. During 2016, weakness in most Latin American economies we operate in has the potential to affect our near-term performance in that region. We considered the effect of these conditions in our annual impairment test.

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
Goodwill Impairment Review - Conclusion
Under U.S. GAAP, we have the option of either assessing qualitative factors to determine whether it is more-likely-than-not that the carrying value of our reporting units exceeds their respective fair value or proceeding directly to Step 1 of the goodwill impairment test. Although not required, we performed Step 1 of the annual impairment test and compared the fair value of each of our reporting units to its respective carrying value, including goodwill. Based on the results of our impairment test, we concluded that our goodwill at June 30, 2016 was not impaired, because the fair value of each of our reporting units was substantially in excess of its respective net book value. The minimum decline in fair value that one of our reporting units would need to experience in order to fail Step 1 of the goodwill impairment test was approximately 77%. Notwithstanding our belief that the assumptions we used for WACC and long-term growth rate in our impairment testing are reasonable, we performed a sensitivity analysis for each of our reporting units. The results of this sensitivity analysis on our impairment test as of June 30, 2016 revealed that if the WACC increased by 1% and/or the long-term growth rate decreased by 1%, the fair value of each of our reporting units would continue to be substantially in excess of its respective net book value and would pass Step 1 of the impairment test.

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
LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements
Our primary source of liquidity is operating cash flow. In addition to our cash and cash equivalents and short-term investments, additional liquidity sources include access to the commercial paper market, our $2.5 billion revolving credit facility, or Credit Facility, uncommitted domestic and international credit lines and access to the capital markets. These sources of liquidity fund our non-discretionary cash requirements and our discretionary spending. Effective July 31, 2016, in accordance with the terms of the Credit Agreement, the expiration of the Credit Agreement will be extended to July 31, 2021.
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
Based on past performance and current expectations, we believe that our operating cash flow will be sufficient to meet our non-discretionary cash requirements, and our discretionary spending through 2016. Our cash and cash equivalents and short-term investments, access to the commercial paper market, Credit Facility, uncommitted credit lines and access to the capital markets provide additional sources of liquidity.
Cash and cash equivalents decreased $1.3 billion from December 31, 2015 and short-term investments increased $216.5 million from December 31, 2015. During the first six months of 2016, we used $391.1 million of cash in operations, which included the use of operating capital of $1.1 billion. Our discretionary spending during the first six months of 2016 was: capital expenditures of $77.9 million; dividends paid to common shareholders of $242.9 million; dividends paid to shareholders of noncontrolling interests of $52.0 million; repurchases of our common stock, net of proceeds from stock option exercises and related tax benefits and common stock sold to our employee stock purchase plan, of $351.7 million; and acquisition payments, including payment of contingent purchase price obligations and acquisition of additional shares of noncontrolling interests, net of cash acquired, of $359.7 million.

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
Our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents and short-term investments, at June 30, 2016 increased $1.5 billion as compared to December 31, 2015. The increase in net debt is due to a decrease in cash and cash equivalents and short-term investments of $1.1 billion primarily arising from the unfavorable change in our operating capital, which typically occurs in the first half of the year. As compared to June 30, 2015, net debt increased $310.9 million primarily as a result of the non-cash effect of the translation of our foreign cash balances and the increase in the fair value of our senior notes attributed to the interest rate swaps.
The components of net debt as of June 30, 2016, December 31, 2015 and June 30, 2015 were (in millions):

	June 30, 2016	December 31, 2015	June 30, 2015
Short- term debt	$11.5	$5.2	$14.1
Long-term debt, including current portion	5,022.4	4,565.6	4,534.3
Total Debt	$5,033.9	$4,570.8	$4,548.4
Less: Cash and cash equivalents and short-term investments	1,536.7	2,619.7	1,362.1
Net debt	$3,497.2	$1,951.1	$3,186.3
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
At June 30, 2016, our foreign subsidiaries held approximately $655.2 million of our total cash and cash equivalents of $1.3 billion. The majority of this cash is available to us, net of any taxes payable upon repatriation to the United States. Changes in international tax rules or changes in U.S. tax rules and regulations covering international operations and foreign tax credits may affect our future reported financial results or the way we conduct our business.

Debt Instruments and Related Covenants
At June 30, 2016, as a source of short-term financing, we have the $2.5 billion Credit Facility and domestic and international uncommitted credit lines that aggregated $1.2 billion, and we can issue up to $2 billion of commercial paper.
The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At June 30, 2016, we were in compliance with these covenants as our Leverage Ratio was 2.2 times and our Interest Coverage Ratio was 11.4 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
Additionally, on April 6, 2016, we issued $1.4 billion principal amount of 2026 Notes and a portion of the net proceeds were used to retire the outstanding $1 billion 5.9% Senior Notes due 2016 at maturity on April 15, 2016. On January 19, 2016, we settled the outstanding interest rate swap on the 2022 Notes, and on March 28, 2016, we settled our outstanding forward-starting interest rate swap, which was entered into in connection with the refinancing of the 2016 Notes. On April 6, 2016, we entered into a $500 million notional amount fixed-to-floating interest rate swap on the 2026 Notes. Note 5 to the unaudited consolidated financial statements includes a complete discussion of our interest rate swaps.
At June 30, 2016, the total aggregate principal amount of our fixed rate senior notes was $4.9 billion and the total notional amount of the fixed-to-floating interest rate swaps was $1.25 billion. The interest rate swaps have the economic effect of converting our debt portfolio to approximately 75% fixed rate obligations and 25% floating rate obligations.

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

Credit Markets and Availability of Credit
We typically fund our day-to-day liquidity by issuing commercial paper. As an additional source of funding, we may borrow under the Credit Facility or the uncommitted credit lines. At June 30, 2016, there were no outstanding commercial paper issuances or borrowings under the Credit Facility or the uncommitted credit lines.
Commercial paper activity for the quarters ended June 30, 2016 and 2015 was (dollars in millions):

	2016	2015
Average amount outstanding during the quarter	$1,096.3	$1,239.3
Maximum amount outstanding during the quarter	$1,608.9	$1,720.7
Average days outstanding	9.5	11.5
Weighted average interest rate	0.68%	0.47%
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
CREDIT RISK
We provide advertising, marketing and corporate communications services to several thousand clients who operate in nearly every industry sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 2.8% of our revenue for the first six months of 2016. However, during periods of economic downturn, the credit profiles of our clients could change.
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
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2016, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of June 30, 2016. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A in our 2015 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock purchase activity during the three months ended June 30, 2016 was:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 - 30, 2016	764,490	$83.62	—	—
May 1 - 31, 2016	1,294,645	$83.54	—	—
June 1 - 30, 2016	76,317	$82.85	—	—
	2,135,452	$83.54	—	—

During the three months ended June 30, 2016, we purchased 1,995,000 shares of our common stock in the open market for general corporate purposes and withheld 140,452 shares from employees to satisfy estimated statutory income tax obligations related to stock option exercises and vesting of restricted stock. The value of the common stock withheld was based on the closing price of our common stock on the applicable exercise or vesting date.

There were no unregistered sales of our equity securities during the three months ended June 30, 2016.
Item 6. Exhibits

4.1
Second Supplemental Indenture, dated as of April 6, 2016, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee, in connection with the issuance of $1.4 billion 3.60% Senior Notes due 2026 (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated April 6, 2016 and incorporated herein by reference).

4.2	Form of 3.60% Notes due 2026 (included in Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated April 6, 2016 and incorporated herein by reference).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

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

OMNICOM GROUP INC.
Date:	July 19, 2016	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)