Form 10-Q
period 2016-09-30
OMNICOM GROUP INC.
filed 2016-10-19
CIK 29989

____________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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
_________________________
As of October 14, 2016, there were 235,880,835 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,936.6	$2,605.2
Short-term investments, at cost	32.6	14.5
Accounts receivable, net of allowance for doubtful accounts of $22.0 and $22.5	6,488.9	7,220.9
Work in process	1,355.0	1,122.7
Other current assets	1,018.8	1,017.2
Total Current Assets	10,831.9	11,980.5
Property and Equipment at cost, less accumulated depreciation of $1,258.5 and $1,206.6	678.9	692.7
Equity Method Investments	137.2	136.6
Goodwill	9,046.1	8,676.4
Intangible Assets, net of accumulated amortization of $768.0 and $680.7	443.4	344.8
Other Assets	264.4	279.7
TOTAL ASSETS	$21,401.9	$22,110.7
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$8,817.1	$9,812.0
Customer advances	1,126.4	1,283.5
Current portion of debt	0.2	1,001.4
Short-term debt	25.0	5.2
Taxes payable	217.3	319.1
Other current liabilities	1,774.6	1,798.4
Total Current Liabilities	11,960.6	14,219.6
Long-Term Debt	5,007.3	3,564.2
Long-Term Liabilities	849.4	800.5
Long-Term Deferred Tax Liabilities	539.0	469.1
Commitments and Contingent Liabilities (See Note 10)
Temporary Equity - Redeemable Noncontrolling Interests	218.9	167.9
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	59.6	59.6
Additional paid-in capital	787.6	859.9
Retained earnings	10,593.3	10,178.2
Accumulated other comprehensive income (loss)	(1,089.7)	(1,015.4)
Treasury stock, at cost	(8,026.9)	(7,629.9)
Total Shareholders’ Equity	2,323.9	2,452.4
Noncontrolling interests	502.8	437.0
Total Equity	2,826.7	2,889.4
TOTAL LIABILITIES AND EQUITY	$21,401.9	$22,110.7

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September, 30
	2016	2015	2016	2015
Revenue	$3,791.1	$3,706.6	$11,175.1	$10,981.1
Operating Expenses:
Salary and service costs	2,855.3	2,799.8	8,304.5	8,159.8
Occupancy and other costs	305.5	303.0	920.2	942.0
Cost of services	3,160.8	3,102.8	9,224.7	9,101.8
Selling, general and administrative expenses	104.1	103.7	323.1	316.0
Depreciation and amortization	73.1	71.8	220.3	218.7
	3,338.0	3,278.3	9,768.1	9,636.5

Operating Income	453.1	428.3	1,407.0	1,344.6
Interest Expense	52.9	45.6	157.6	134.0
Interest Income	10.9	9.7	30.6	29.3
Income Before Income Taxes and Income From Equity Method Investments	411.1	392.4	1,280.0	1,239.9
Income Tax Expense	134.3	128.9	417.7	406.9
Income From Equity Method Investments	1.4	3.2	4.0	6.2
Net Income	278.2	266.7	866.3	839.2
Net Income Attributed To Noncontrolling Interests	24.4	27.4	68.0	76.9
Net Income - Omnicom Group Inc.	$253.8	$239.3	$798.3	$762.3

Net Income Per Share - Omnicom Group Inc.:
Basic	$1.06	$0.97	$3.33	$3.08
Diluted	$1.06	$0.97	$3.31	$3.06

Dividends Declared Per Common Share	$0.55	$0.50	$1.60	$1.50

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September, 30
	2016	2015	2016	2015
Net Income	$278.2	$266.7	$866.3	$839.2
Forward-starting interest rate swap adjustment, net of income taxes of $0.6 and ($21.2) for the three months and ($19.2) and ($6.6) for the nine months ended September 30, 2016 and 2015, respectively	0.8	(29.7)	(27.0)	(9.2)
Unrealized gain on available-for-sale securities, net of income taxes of $0.1 for the nine months ended September 30, 2015	0.1	0.1	0.1	0.3
Foreign currency translation adjustment, net of income taxes of ($16.0) and ($109.4) for the three months and ($18.8) and ($203.7) for the nine months ended September 30, 2016 and 2015, respectively	(31.1)	(212.6)	(36.2)	(395.7)
Defined benefit pension and postemployment plans adjustment, net of income taxes of $1.3 and $1.4 for the three months and $3.9 and $4.4 for the nine months ended September 30, 2016 and 2015, respectively	1.9	2.2	6.0	6.6
Other Comprehensive Income (Loss)	(28.3)	(240.0)	(57.1)	(398.0)
Comprehensive Income	249.9	26.7	809.2	441.2
Comprehensive Income Attributed to Noncontrolling Interests	24.3	9.8	85.2	42.3
Comprehensive Income - Omnicom Group Inc.	$225.6	$16.9	$724.0	$398.9

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September, 30
	2016	2015
Cash Flows from Operating Activities:
Net income	$866.3	$839.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	134.6	137.9
Amortization of intangible assets	85.7	80.8
Amortization of net deferred gain from settlement of interest rate swaps	(12.2)	(5.4)
Share-based compensation	69.8	75.4
Excess tax benefit from share-based compensation	(19.1)	(22.8)
Deferred gain from settlement of interest rate swap	54.2	—
Deferred loss from settlement of forward-starting interest rate swap	(54.5)	—
Other, net	(24.1)	32.8
Change in operating capital	(784.1)	(697.1)
Net Cash Provided By Operating Activities	316.6	440.8
Cash Flows from Investing Activities:
Capital expenditures	(100.5)	(145.6)
Acquisition of businesses and interests in affiliates, net of cash acquired	(268.5)	(36.2)
Sale (purchase) of short-term investments, net	(16.4)	13.1
Net Cash Used In Investing Activities	(385.4)	(168.7)
Cash Flows from Financing Activities:
Change in short-term debt	(1.2)	3.6
Proceeds from borrowings	1,389.6	—
Repayment of debt	(1,000.0)	—
Dividends paid to common shareholders	(374.2)	(373.9)
Repurchases of common stock	(463.8)	(507.9)
Proceeds from stock plans	22.2	11.4
Acquisition of additional noncontrolling interests	(59.8)	(7.7)
Dividends paid to noncontrolling interest shareholders	(71.1)	(86.7)
Payment of contingent purchase price obligations	(93.6)	(55.6)
Excess tax benefit from share-based compensation	19.1	22.8
Other, net	(24.7)	(28.0)
Net Cash Used In Financing Activities	(657.5)	(1,022.0)
Effect of foreign exchange rate changes on cash and cash equivalents	57.7	(210.7)

Net Decrease in Cash and Cash Equivalents	(668.6)	(960.6)
Cash and Cash Equivalents at the Beginning of Period	2,605.2	2,388.1
Cash and Cash Equivalents at the End of Period	$1,936.6	$1,427.5

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
2. New Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which will replace all existing revenue recognition guidance under U.S. GAAP. On July 9, 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09 to all annual and interim periods beginning after December 15, 2017, with early application permitted only for annual and interim periods beginning after December 31, 2016. ASU 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented or recognition of the cumulative effect of retrospective application of the new standard as of the beginning of the period of initial application. Presently, we are not yet in a position to conclude on the application date or the transition method we will choose. Based on our initial assessment, the impact of the application of the new standard will likely result in a change in the timing of our revenue recognition for performance incentives received from clients. Performance incentives are currently recognized in revenue when specific quantitative goals are achieved, or when our performance against qualitative goals is determined by the client. Under the new standard, we will be required to estimate the amount of the incentive that will be earned at the inception of the contract and recognize the incentive over the term of the contract. While performance incentives are not material to our revenue, this will result in an acceleration of revenue recognition for certain contract incentives compared to the current method. Additionally, in certain of our businesses we record revenue as a principal and include certain third-party pass-through and out-of-pocket costs, which are billed to clients in connection with our services, in revenue. In March 2016, the FASB issued further guidance on principal versus agent considerations. We are currently evaluating the impact of the principal versus agent guidance on our revenue and cost of service, however we do not expect the change, if any, to have a material effect on our results of operations.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which eliminates the current tests for lease classification under U.S. GAAP and requires lessees to recognize the right-to-use assets and related lease liabilities on the balance sheet. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 and early application is permitted. ASU 2016-02 provides for a modified retrospective application for leases existing at, or entered into after, the earliest comparative period presented in the financial statements. We will apply ASU 2016-02 on January 1, 2019. While we are not yet in a position to assess the full impact of the application of the new standard, we expect that the impact of recording the lease liabilities and the corresponding right-to-use assets will have a significant impact on our total assets and liabilities with a minimal impact on our equity.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which changes certain aspects of the accounting for share-based payments to employees. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016 and early application is permitted. Certain changes will be applied prospectively and other changes will be applied using a modified retrospective approach with the recognition of the cumulative effect of the application of the new standard as of the beginning of the period of initial application. We will apply ASU 2016-09 on January 1, 2017. We do not expect that the application of the new standard will have a significant impact on income before income taxes. However, the new standard requires excess tax benefits or deficiencies related to share-based compensation to be recognized in income taxes as a tax benefit or expense upon vesting of restricted stock awards and the exercise of stock option awards. The excess tax benefit or expense will be calculated as the difference between the grant date price and the price of our common stock on the vesting or exercise date. As a result, the effect on tax expense is dependent on the price of our common stock and it is not possible to estimate with any accuracy the impact of the new standard on income tax expense.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. We will apply ASU 2016-13 on January 1, 2020. However, we are not yet in a position to assess the impact of the application of the new standard on our results of operations or financial position.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. ASU 2016-15 provides for retrospective application for all periods presented. However, we are not yet in a position to assess the impact of the application of the new standard on our statement of cash flows.
3. Net Income per Common Share
The computations of basic and diluted net income per common share for the three and nine months ended September 30, 2016 and 2015 were (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September, 30
	2016	2015	2016	2015
Net Income Available for Common Shares:
Net income - Omnicom Group Inc.	$253.8	$239.3	$798.3	$762.3
Net income allocated to participating securities	(1.2)	(2.5)	(4.8)	(9.0)
	$252.6	$236.8	$793.5	$753.3
Weighted Average Shares:
Basic	237.4	243.2	238.4	244.7
Dilutive stock options and restricted shares	1.3	1.2	1.2	1.1
Diluted	238.7	244.4	239.6	245.8

Anti-dilutive stock options and restricted shares	—	0.1	—	0.1
Net Income per Common Share - Omnicom Group Inc.:
Basic	$1.06	$0.97	$3.33	$3.08
Diluted	$1.06	$0.97	$3.31	$3.06

4. Goodwill and Intangible Assets
Goodwill and intangible assets at September 30, 2016 and December 31, 2015 were (in millions):

	2016			2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Goodwill	$9,565.7	$(519.6)	$9,046.1	$9,205.7	$(529.3)	$8,676.4
Intangible assets:
Purchased and internally developed software	$343.9	$(270.6)	$73.3	$310.5	$(239.9)	$70.6
Customer related and other	867.5	(497.4)	370.1	715.0	(440.8)	274.2
	$1,211.4	$(768.0)	$443.4	$1,025.5	$(680.7)	$344.8
Changes in goodwill for the nine months ended September 30, 2016 and 2015 were (in millions):

	2016	2015
January 1	$8,676.4	$8,822.2
Acquisitions	228.9	18.3
Noncontrolling interests in acquired businesses	66.0	4.5
Contingent purchase price of acquired businesses	150.9	65.5
Foreign currency translation and other	(76.1)	(227.8)
September 30	$9,046.1	$8,682.7
There were no goodwill impairment losses recorded in the nine months of 2016 or 2015 and there are no accumulated goodwill impairment losses.
5. Debt
Credit Facilities
As a source of short-term financing, we have a $2.5 billion revolving credit facility (“Credit Facility”) that expires July 31, 2021 and domestic and international uncommitted credit lines, and we can issue up to $2 billion of commercial paper. The uncommitted credit lines aggregated $1.1 billion and $1.2 billion at September 30, 2016 and December 31, 2015, respectively. There were no outstanding commercial paper issuances or borrowings under the Credit Facility or the uncommitted credit lines at September 30, 2016 and December 31, 2015.
Available and unused credit lines at September 30, 2016 and December 31, 2015 were (in millions):

	2016	2015
Credit Facility	$2,500.0	$2,500.0
Uncommitted credit lines	1,141.3	1,157.7
Available and unused credit lines	$3,641.3	$3,657.7
The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At September 30, 2016 we were in compliance with these covenants as our Leverage Ratio was 2.2 times and our Interest Coverage Ratio was 11.1 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.

Short-Term Debt
Short-term debt at September 30, 2016 and December 31, 2015 of $25.0 million and $5.2 million, respectively, represents bank overdrafts and short-term borrowings of our international subsidiaries. Due to the short-term nature of this debt, carrying value approximates fair value.
Long-Term Debt
Long-term debt at September 30, 2016 and December 31, 2015 was (in millions):

	2016	2015
5.9% Senior Notes due 2016	$—	$1,000.0
6.25% Senior Notes due 2019	500.0	500.0
4.45% Senior Notes due 2020	1,000.0	1,000.0
3.625% Senior Notes due 2022	1,250.0	1,250.0
3.65% Senior Notes due 2024	750.0	750.0
3.60% Senior Notes due 2026	1,400.0	—
Other debt	0.2	0.3
	4,900.2	4,500.3
Unamortized premium (discount) on senior notes, net	8.0	10.1
Debt issuance costs	(25.2)	(16.9)
Adjustment to carrying value for interest rate swaps	124.5	72.1
	5,007.5	4,565.6
Current portion	(0.2)	(1,001.4)
Long-term debt	$5,007.3	$3,564.2
On April 6, 2016, we issued $1.4 billion principal amount of 3.60% Senior Notes due April 15, 2026 (“2026 Notes”). The net proceeds received by us, after deducting the underwriting discount and offering expenses, were $1.387 billion. A portion of the net proceeds were used to retire the outstanding $1 billion 5.9% Senior Notes due 2016 (“2016 Notes”) at maturity on April 15, 2016. On March 28, 2016, we settled the outstanding forward-starting interest rate swap, which was entered into in connection with the refinancing of the 2016 Notes, at a loss of $54.5 million, which was paid to the counterparties on April 6, 2016. Beginning in April 2016, the loss is being amortized in interest expense over the term of the 2026 Notes resulting in an effective interest rate on the 2026 Notes of approximately 4.1%.
On January 19, 2016, we settled the outstanding $1 billion interest rate swap on our 3.625% Senior Notes due 2022 (“2022 Notes”) and realized a gain of $54.2 million. The gain is being amortized in interest expense over the remaining term of the 2022 Notes. In connection with the outstanding $750 million interest rate swap on the 3.65% Senior Notes due 2024 (“2024 Notes”), at September 30, 2016 we recorded a receivable, which is included in other assets, of $28.2 million and at December 31, 2015 we recorded a liability, which was included in long-term liabilities of $10.0 million. The asset and liability represent the fair value of the swap that was substantially offset by the change in the carrying value of the 2024 Notes reflecting the change in fair value of the notes. Accordingly, any hedge ineffectiveness was not material to our results of operations.
On April 6, 2016, in connection with the issuance of the 2026 Notes, we entered into a $500 million notional amount fixed-to-floating interest rate swap. The swap hedges the risk of changes in fair value of a portion of the notes attributable to changes in the benchmark LIBOR interest rate. We will receive fixed interest rate payments equal to the coupon interest rate on the notes and will pay a variable interest rate equal to three month LIBOR, plus a spread of 1.982%. The swap qualifies and is designated as a fair value hedge on the 2026 Notes. Gains and losses attributed to changes in the fair value of the swap are expected to substantially offset changes in the fair value of the notes attributed to changes in the benchmark interest rate. The net interest settlement is recorded in interest expense. At September 30, 2016, we recorded a receivable, which was included in other assets, of $6.9 million. The asset represents the fair value of the swap that was substantially offset by the change in the fair value of the notes.
As of September 30, 2016, the total aggregate principal amount of our fixed rate senior notes was $4.9 billion and the total notional amount of the fixed-to-floating interest rate swaps was $1.25 billion.

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
The agency networks' regional reporting units comprise three principal regions: the Americas, EMEA and Asia Pacific. The regional reporting units monitor the performance and are responsible for the agencies in their region. Agencies within the regional reporting units serve similar clients in similar industries and in many cases the same clients and have similar economic characteristics.
Revenue and long-lived assets and goodwill by geographic region as of and for the three and nine months ended September 30, 2016 and 2015 were (in millions):

	Americas	EMEA	Asia Pacific
2016
Revenue - Three months ended	$2,366.4	$1,005.8	$418.9
Revenue - Nine months ended	6,993.5	3,008.1	1,173.5
Long-lived assets and goodwill	6,577.0	2,606.7	541.3
2015
Revenue - Three months ended	$2,292.0	$1,027.8	$386.8
Revenue - Nine months ended	6,807.1	3,035.9	1,138.1
Long-lived assets and goodwill	6,107.8	2,750.4	515.8
The Americas comprises North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes Mexico. EMEA comprises the United Kingdom, the Euro currency countries, other European countries that have not adopted the European Union Monetary standard, the Middle East and Africa. Asia Pacific comprises Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for the three and nine months ended September 30, 2016 and 2015 was $2,110.7 million and $6,308.8 million and $2,098.5 million and $6,203.0 million, respectively.
7. Income Taxes
Our effective tax rate for the nine months ended September 30, 2016, decreased slightly period-over-period to 32.6% from 32.8%. At September 30, 2016, our unrecognized tax benefits were $102.4 million. Of this amount, approximately $54.2 million would affect our effective tax rate upon resolution of the uncertain tax positions.
8. Pension and Other Postemployment Benefits
Defined Benefit Pension Plans
The components of net periodic benefit cost for the nine months ended September 30, 2016 and 2015 were (in millions):

	2016	2015
Service cost	$6.1	$3.7
Interest cost	5.3	5.2
Expected return on plan assets	(2.2)	(2.3)
Amortization of prior service cost	3.3	3.1
Amortization of actuarial (gains) losses	3.6	4.3
	$16.1	$14.0

We contributed $0.8 million to our defined benefit pension plans in each of the nine months ended September 30, 2016 and 2015.
Postemployment Arrangements
The components of net periodic benefit cost for the nine months ended September 30, 2016 and 2015 were (in millions):

	2016	2015
Service cost	$3.0	$3.6
Interest cost	2.6	3.2
Amortization of prior service cost	2.2	2.4
Amortization of actuarial (gains) losses	0.8	1.2
	$8.6	$10.4
9. Supplemental Cash Flow Data
The change in operating capital for the nine months ended September 30, 2016 and 2015 was (in millions):

	2016	2015
(Increase) decrease in accounts receivable	$818.1	$(67.4)
(Increase) decrease in work in process and other current assets	(212.3)	(418.4)
Increase (decrease) in accounts payable	(1,105.9)	(132.2)
Increase (decrease) in customer advances and other current liabilities	(279.1)	(94.4)
Change in other assets and liabilities, net	(4.9)	15.3
Cash used for operating capital	$(784.1)	$(697.1)

Income taxes paid	$427.6	$402.4
Interest paid	$158.5	$125.3
10. Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.

11. Changes in Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2016 and 2015 were (in millions):

2016	Forward-Starting Interest Rate Swap	Unrealized Loss on Available-for-Sale Securities	Defined Benefit Pension and Postemployment Plans	Foreign Currency Translation	Total
January 1	$(3.3)	$(0.9)	$(87.9)	$(923.3)	$(1,015.4)
Other comprehensive income (loss) before reclassifications	(28.5)	0.1	—	(53.4)	(81.8)
Amounts reclassified from accumulated other comprehensive income (loss)	1.5	—	6.0	—	7.5
Other comprehensive income (loss)	(27.0)	0.1	6.0	(53.4)	(74.3)
September 30	$(30.3)	$(0.8)	$(81.9)	$(976.7)	$(1,089.7)

2015
January 1	$—	$(1.2)	$(92.1)	$(524.9)	$(618.2)
Other comprehensive income (loss) before reclassifications	(9.2)	0.3	—	(361.1)	(370.0)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	6.6	—	6.6
Other comprehensive income (loss)	(9.2)	0.3	6.6	(361.1)	(363.4)
September 30	$(9.2)	$(0.9)	$(85.5)	$(886.0)	$(981.6)
On March 28, 2016, we settled the outstanding forward-starting interest rate swap at a loss of $54.5 million, $31.8 million net of income taxes. Beginning in April 2016, the loss is being amortized in interest expense over the term of the 2026 Notes (see Note 5).
Reclassifications from accumulated other comprehensive income (loss) for the nine months ended September 30, 2016 and 2015 were (in millions):

	2016	2015
Amortization of loss on cash flow hedge:
Interest expense	$2.6	$—
Income taxes	1.1	—
Interest expense, net of income tax	$1.5	$—

Amortization of defined benefit pension and postemployment plans:
Prior service cost	$5.5	$5.5
Actuarial (gains) losses	4.4	5.5
Net periodic benefit cost (see Note 8)	9.9	11.0
Income taxes	3.9	4.4
Periodic benefit cost, net of income tax	$6.0	$6.6

12. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015 were (in millions):

2016	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$1,936.6			$1,936.6
Short-term investments	32.6			32.6
Available-for-sale securities	5.3			5.3
Interest rate and foreign currency derivative instruments		$36.1		36.1
Liabilities:
Foreign currency derivative instruments		$0.7		$0.7
Contingent purchase price obligations			$404.5	404.5

2015
Assets:
Cash and cash equivalents	$2,605.2			$2,605.2
Short-term investments	14.5			14.5
Available-for-sale securities	4.8			4.8
Interest rate and foreign currency derivative instruments		$32.4		32.4
Liabilities:
Interest rate and foreign currency derivative instruments		$15.9		$15.9
Contingent purchase price obligations			$322.0	322.0
The changes in Level 3 contingent purchase price obligations for the nine months ended September 30, 2016 and 2015 were (in millions):

	2016	2015
January 1	$322.0	$300.7
Acquisitions	156.0	68.2
Revaluation and interest	16.7	26.3
Payments	(86.8)	(55.6)
Foreign currency translation	(3.4)	(11.9)
September 30	$404.5	$327.7

The carrying amount and fair value of our financial instruments at September 30, 2016 and December 31, 2015 were (in millions):

	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$1,936.6	$1,936.6	$2,605.2	$2,605.2
Short-term investments	32.6	32.6	14.5	14.5
Available-for-sale securities	5.3	5.3	4.8	4.8
Interest rate and foreign currency derivative instruments	36.1	36.1	32.4	32.4
Cost method investments	14.4	14.4	21.5	21.5
Liabilities:
Short-term debt	$25.0	$25.0	$5.2	$5.2
Interest rate and foreign currency derivative instruments	0.7	0.7	15.9	15.9
Contingent purchase price obligations	404.5	404.5	322.0	322.0
Long-term debt, including current portion	5,007.5	5,303.3	4,565.6	4,655.9
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
As a leading global advertising, marketing and corporate communications company, we operate in all major markets and have a large and diverse client base. For the nine months ended September 30, 2016, our largest client accounted for 2.8% of our revenue and our 100 largest clients accounted for approximately 54% of our revenue. Our business is spread across a number of industry sectors with no one industry comprising more than 14.0% of our revenue for the nine months ended September 30, 2016. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
As described in more detail below, for the nine months ended September 30, 2016, revenue increased $194.0 million or 1.8%, compared to the nine months ended September 30, 2015. Throughout 2015 and continuing into the third quarter of 2016, substantially all foreign currencies weakened against the U.S. Dollar. Changes in foreign exchange rates reduced revenue $209.1 million, or 1.9%, acquisitions, net of dispositions increased revenue $24.3 million, or 0.3%, and organic growth increased revenue $378.8 million, or 3.4%.
Global economic conditions have a direct impact on our business and financial performance. In particular, a contraction in global or regional economic conditions poses a risk that our clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications services which would reduce the demand for our services. In the nine months of 2016, the United States continued its modest economic growth. However, the upcoming elections and the actions the Federal Reserve may take regarding interest rates has created uncertainty regarding the economic environment in the fourth quarter, which may impact our business. The uncertain economic conditions in the Euro Zone, which have resulted in uneven growth across the region, have been further complicated by the recent vote in the United Kingdom, or U.K., to exit the European Union. In Brazil, unstable political and economic conditions contributed to its continuing downward economic trend that began in the second quarter of 2015. The economic and fiscal issues facing these and other countries, particularly in Europe and Latin America, continue to cause economic uncertainty in those markets; however, the impact on our business varies by country. The major economies of Asia continued their modest economic growth. We will continue to monitor economic conditions closely, as well as client revenue levels and other factors and, in response to reductions in our client revenue, if necessary, we will take actions available to us to align our cost structure and manage our working capital. There can be no assurance whether, or to what extent, our efforts to mitigate any impact of future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments will be effective.
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
For the quarter ended September 30, 2016, our revenue increased 2.3% compared to the quarter ended September 30, 2015. Changes in foreign exchange rates reduced revenue by 1.3%, acquisitions, net of dispositions increased revenue 0.4% and organic growth increased revenue 3.2%. Across our principal regional markets, the changes in revenue were: North America increased 1.4%, Europe decreased 3.0%, Asia Pacific increased 8.3% and Latin America increased 60.0%. In North America, strong growth in Canada was partially offset by slower growth in the United States as compared to more robust growth in the prior year period. In Europe, growth in the U.K., Spain and Russia was offset by the weakening of the British Pound against the U.S. Dollar and negative performance in Germany. The increase in revenue in Latin America was a result of growth in Mexico and our acquisition activity in Brazil and the strengthening of the Brazilian Real against the U.S. Dollar. In Asia Pacific, the major economies in the region continued to expand and changes in foreign exchange rates increased revenue in the region primarily related to the strengthening of the Japanese Yen and Australian Dollar against the U.S. Dollar, which was partially offset by the weakening of the Chinese Yuan against the U.S. Dollar. The change in revenue in the third quarter of 2016 compared to the third quarter of 2015, including the negative impact of currency changes, in our four fundamental disciplines was: advertising increased 3.6%, CRM decreased 1.4%, public relations increased 5.5% and specialty communications increased 5.9%.
For the nine months ended September 30, 2016, our revenue increased 1.8% compared to the nine months ended September 30, 2015. Changes in foreign exchange rates reduced revenue by 1.9%, acquisitions, net of dispositions increased revenue 0.3% and organic growth increased revenue 3.4%. Across our principal regional markets, the changes in revenue were: North America increased 2.1%, Europe decreased 0.9%, Asia Pacific increased 3.1% and Latin America increased 21.1%. In North America, moderate growth in the United States and Canada was partially offset by the weakening of the Canadian Dollar against the U.S. Dollar. In Europe, growth in the U.K, Spain and Russia was offset by the weakening of the British Pound and Russian Ruble against the U.S. Dollar and negative performance in The Netherlands. The increase in revenue in Latin America was a result of our acquisition activity in Brazil, which was substantially offset by the weakening of most currencies in the region against the U.S. Dollar, especially the Brazilian Real. The continuing uncertainty in both the economic and political climate in Brazil resulted in organic revenue declines that partially offset the growth from our acquisition and also overshadowed strong growth in Mexico. In Asia Pacific, growth in the major economies in the region was partially offset by the weakening of most currencies in the region. The change in revenue in the nine months of 2016 compared to the nine months of 2015, including the negative impact of currency changes, in our four fundamental disciplines was: advertising increased 4.6%, CRM decreased 3.0%, public relations increased 1.7% and specialty communications increased 3.3%.
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

Operating expenses increased 1.8% and 1.4% period-over-period for the third quarter and nine months. Operating expenses decreased by 0.4% as a percentage of revenue for the third quarter and nine months. Salary and service costs, which tend to fluctuate with changes in revenue, increased $55.5 million, or 2.0% in the third quarter of 2016 compared to the third quarter of 2015 and increased $144.7 million or 1.8% in the nine months of 2016 compared to the nine months of 2015. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased $2.5 million, or 0.8%, in the third quarter of 2016 compared to the third quarter of 2015 and decreased $21.8 million or 2.3% in the nine months of 2016 compared to the nine months of 2015.
Operating margins for the third quarter and nine months of 2016 were 12.0% and 12.6% compared to 11.6% and 12.2% for the third quarter and nine months of 2015, respectively. Earnings before interest, taxes and amortization of intangible assets, or EBITA, margins for the third quarter and nine months of 2016 were 12.7% and 13.4%, respectively, compared to 12.3% and 13.0% for the third quarter and the nine months of 2015.
Net interest expense increased $6.1 million to $42.0 million in the third quarter of 2016 from $35.9 million in the third quarter of 2015 and net interest expense increased $22.3 million to $127.0 million in the nine months of 2016 from $104.7 million in the nine months of 2015. Interest expense increased $7.3 million to $52.9 million in the third quarter of 2016 and increased $23.6 million to $157.6 million in the nine months of 2016 primarily resulting from the reduced benefit of the fixed-to-floating interest rate swaps on a portion of our 3.625% Senior Notes due 2022, or 2022 Notes. In January 2016, we settled the outstanding $1 billion notional value interest rate swap on the 2022 Notes. By settling the swap, we were able to lock interest savings over the remaining term of the 2022 Notes reducing the effective rate to 2.7% from 3.5%. On April 6, 2016, we issued $1.4 billion principal amount of 3.60% senior notes due April 15, 2026 (“2026 Notes”) and entered into a $500 million notional amount fixed-to-floating interest rate swap on the 2026 Notes. At September 30, 2016, our debt portfolio was approximately 75% fixed rate obligations and 25% floating rate obligations as compared to 61% fixed rate and 39% floating rate at December 31, 2015 and, as a result, in the nine months of 2016 there was less floating rate benefit from the swaps. We also expect to receive less floating rate benefit from the swaps during the fourth quarter of 2016 as compared to 2015. Interest income increased $1.2 million in the third quarter of 2016 and increased $1.3 million in the nine months of 2016 compared to the prior year periods.
Our effective tax rate for the third quarter and the nine months of 2016 was consistent period-over-period at 32.7% and 32.6%, respectively.
Net income - Omnicom Group Inc. in the third quarter of 2016 increased $14.5 million, or 6.1%, to $253.8 million from $239.3 million in the third quarter of 2015 and net income - Omnicom Group Inc. in the nine months of 2016 increased $36.0 million, or 4.7%, to $798.3 million from $762.3 million in the nine months of 2015. The period-over-period increase is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 9.3% to $1.06 in the third quarter of 2016, compared to $0.97 in the third quarter of 2015 and diluted net income per common share - Omnicom Group Inc. increased 8.2% to $3.31 in the nine months of 2016, compared to $3.06 in the nine months of 2015 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for stock option exercises and shares issued under our employee stock purchase plan.

RESULTS OF OPERATIONS - Third Quarter 2016 Compared to Third Quarter of 2015 (in millions):

	2016	2015
Revenue	$3,791.1	$3,706.6
Operating Expenses:
Salary and service costs	2,855.3	2,799.8
Occupancy and other costs	305.5	303.0
Cost of services	3,160.8	3,102.8
Selling, general and administrative expenses	104.1	103.7
Depreciation and amortization	73.1	71.8
	3,338.0	3,278.3
Operating Income	453.1	428.3
Add back: Amortization of intangible assets	29.0	26.4
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	482.1	454.7
EBITA Margin - %	12.7%	12.3%
Deduct: Amortization of intangible assets	29.0	26.4
Operating Income	453.1	428.3
Operating Margin - %	12.0%	11.6%
Interest Expense	52.9	45.6
Interest Income	10.9	9.7
Income Before Income Taxes and Income From Equity Method Investments	411.1	392.4
Income Tax Expense	134.3	128.9
Income From Equity Method Investments	1.4	3.2
Net Income	278.2	266.7
Net Income Attributed To Noncontrolling Interests	24.4	27.4
Net Income - Omnicom Group Inc.	$253.8	$239.3
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
Revenue
In the third quarter of 2016, revenue increased $84.5 million, or 2.3%, to $3,791.1 million from $3,706.6 million in the third quarter of 2015. Changes in foreign exchange rates reduced revenue $49.9 million, acquisitions, net of dispositions increased revenue $15.3 million and organic growth increased revenue $119.1 million.
The components of revenue change for the third quarter of 2016 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%

September 30, 2015	$3,706.6		$2,098.5		$1,608.1
Components of revenue change:
Foreign exchange impact	(49.9)	(1.3)%	—	—%	(49.9)	(3.1)%
Acquisitions, net of dispositions	15.3	0.4%	(6.5)	(0.3)%	21.8	1.4%
Organic growth	119.1	3.2%	18.7	0.9%	100.4	6.2%
September 30, 2016	$3,791.1	2.3%	$2,110.7	0.6%	$1,680.4	4.5%

The components of total revenue change and the respective percentages are calculated as follows:

•
The foreign exchange impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $3,841.0 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($3,791.1 million less $3,841.0 million for the Total column).

•
Acquisitions, net of dispositions is calculated by aggregating the prior period revenue of the acquired businesses, less the prior period revenue of any business that was disposed of in the current period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($3,706.6 million for the Total column).
For the third quarter of 2016, changes in foreign exchange rates reduced revenue by 1.3%, or $49.9 million, compared to the third quarter of 2015, primarily resulting from the weakening of the British Pound against the U.S. Dollar. During the third quarter of 2016 the Brazilian Real and Japanese Yen strengthened against the U.S. Dollar.
Our results of operations are subject to risk from the translation to U.S. Dollars of the revenue and expenses of our foreign operations, which are generally denominated in their local currency. However, for the most part, because the revenue and expenses of our foreign operations are denominated in the same currency, the economic impact on operating margin is minimized. Assuming exchange rates at October 14, 2016 remain unchanged, we expect the impact of changes in foreign exchange rates to reduce revenue by approximately 1.75% for the year and 1% in the fourth quarter of 2016.
Revenue for the third quarter of 2016 and the percentage change in revenue and organic growth from the third quarter of 2015 in our principal regional markets were (in millions):

	2016	2015	$ Change	% Change	% Organic Growth
Americas:
North America	$2,253.9	$2,221.7	$32.2	1.4%	1.7%
Latin America	112.5	70.3	42.2	60.0%	11.9%
EMEA:
Europe	938.6	967.4	(28.8)	(3.0)%	3.3%
Middle East and Africa	67.2	60.4	6.8	11.3%	15.6%

Asia Pacific	418.9	386.8	32.1	8.3%	8.0%
	$3,791.1	$3,706.6	$84.5	2.3%	3.2%
Europe comprises the U.K., and the Euro currency countries and other European countries that have not adopted the European Union Monetary standard. In the third quarter of 2016, the percentage of revenue attributed to the U.K. and the Euro currency and other European countries was 9.2% and 15.6%, respectively. In the third quarter of 2016, revenue, including the impact of changes in foreign exchange rates, decreased 10.4% in the U.K. and increased 2.0% in the Euro currency and other European countries.
In North America, strong growth in Canada was partially offset by slower growth in the United States as compared to more robust growth in the prior year period. In Europe, growth in the U.K., Spain and Russia was offset by the weakening of the British Pound against the U.S. Dollar and negative performance in Germany. The increase in revenue in Latin America was a result of growth in Mexico and our acquisition activity in Brazil and the strengthening of the Brazilian Real against the U.S. Dollar. In Asia Pacific, the major economies in the region continued to expand and changes in foreign exchange rates increased revenue in the region primarily related to the strengthening of the Japanese Yen and Australian Dollar against the U.S. Dollar, which was partially offset by the weakening of the Chinese Yuan against the U.S. Dollar.

In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change through the third quarter of 2016 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 2.9% of our revenue for the third quarter of 2016 and 2015. Our ten largest and 100 largest clients represented 19.0% and 53.5% of our revenue for the third quarter of 2016, respectively, and 19.3% and 53.4% of our revenue for the third quarter of 2015, respectively.
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
In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories: advertising, CRM, public relations and specialty communications. Revenue for the third quarter of 2016 and 2015 and the percentage change in revenue and organic growth from the third quarter of 2015 by discipline were (in millions):

	Three Months Ended September 30,
	2016		2015		2016 vs. 2015
	$	% of Revenue	$	% of Revenue	$ Change	% Change	% Organic Growth
Advertising	$1,972.8	52.0%	$1,903.8	51.4%	$69.0	3.6%	3.6%
CRM	1,203.8	31.8%	1,221.3	32.9%	(17.5)	(1.4)%	1.6%
Public relations	347.6	9.2%	329.5	8.9%	18.1	5.5%	4.4%
Specialty communications	266.9	7.0%	252.0	6.8%	14.9	5.9%	6.2%
	$3,791.1		$3,706.6		$84.5	2.3%	3.2%

We operate in a number of industry sectors. The percentage of revenue by industry sector for the third quarter of 2016 and 2015 was:

	2016	2015
Food and Beverage	13%	14%
Consumer Products	10%	10%
Pharmaceuticals and Health Care	13%	11%
Financial Services	7%	7%
Technology	9%	10%
Auto	8%	8%
Travel and Entertainment	7%	6%
Telecommunications	5%	5%
Retail	6%	6%
Other	22%	23%

Operating Expenses
The change in operating expenses for the third quarter of 2016 compared to the third quarter of 2015 was (in millions):

	Three Months Ended September 30,
	2016		2015		2016 vs. 2015
	$	% of Revenue	$	% of Revenue	$ Change	% Change

Revenue	$3,791.1		$3,706.6		$84.5	2.3%
Operating Expenses:
Salary and service costs	2,855.3	75.3%	2,799.8	75.5%	55.5	2.0%
Occupancy and other costs	305.5	8.1%	303.0	8.2%	2.5	0.8%
Cost of services	3,160.8		3,102.8		58.0	1.9%
Selling, general and administrative expenses	104.1	2.7%	103.7	2.8%	0.4	0.4%
Depreciation and amortization	73.1	1.9%	71.8	1.9%	1.3	1.8%
	3,338.0	88.0%	3,278.3	88.4%	59.7	1.8%
Operating Income	$453.1	12.0%	$428.3	11.6%	$24.8	5.8%
Operating expenses increased 1.8% in third quarter of 2016 compared to the third quarter of 2015. Salary and service costs, which tend to fluctuate with changes in revenue, increased $55.5 million, or 2.0%, in the third quarter of 2016 compared to the third quarter of 2015. Salary and service costs decreased as a percentage of revenue compared to the prior period reflecting decreased use of freelance labor and changes in the mix of our business. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased $2.5 million, or 0.8%, in the third quarter of 2016 compared to the third quarter of 2015. Occupancy and other costs decreased as a percentage of revenue compared to the prior period resulting from our ongoing efforts to leverage scale and enhance efficiency.
As a result, operating margin increased 0.4% to 12.0% in the third quarter of 2016 from 11.6% in the third quarter of 2015, and EBITA margin, as defined on page 17, increased 0.4% to 12.7% in the third quarter of 2016 from 12.3% in the third quarter of 2015.
Net Interest Expense
Net interest expense increased $6.1 million to $42.0 million in the third quarter of 2016 from $35.9 million in the third quarter of 2015. In the third quarter of 2016, interest expense increased $7.3 million to $52.9 million, primarily resulting from the reduced benefit of the fixed-to-floating interest rate swaps on a portion of the 2022 Notes. In January 2016, we settled the outstanding $1 billion notional value interest rate swap on the 2022 Notes. By settling the swap, we were able to lock interest savings over the remaining term of the 2022 Notes reducing the effective rate to 2.7% from 3.5%. On April 6, 2016, we issued $1.4 billion principal amount of 2026 Notes and entered into a $500 million notional amount fixed-to-floating interest rate swap on the 2026 Notes. At September 30, 2016, our debt portfolio was approximately 75% fixed rate obligations and 25% floating rate obligations as compared to 61% fixed rate and 39% floating rate at December 31, 2015 and, as a result, in the third quarter of 2016 there was less floating rate benefit from the swaps. We also expect to receive less floating rate benefit from the swaps during the fourth quarter of 2016 as compared to 2015. Note 5 to the unaudited consolidated financial statements includes a complete discussion of our interest rate swaps. Interest income increased $1.2 million in the third quarter of 2016 compared to the prior year period.
Income Taxes
Our effective tax rate was consistent period-over-period at 32.7% and 32.8%.
Net Income Per Common Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the third quarter of 2016 increased $14.5 million, or 6.1%, to $253.8 million from $239.3 million in the third quarter of 2015. The period-over-period increase is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 9.3% to $1.06 in the third quarter of 2016, compared to $0.97 in the third quarter of 2015, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for stock option exercises and shares issued under our employee stock purchase plan.

RESULTS OF OPERATIONS - Nine Months of 2016 Compared to Nine Months of 2015 (in millions):

	2016	2015
Revenue	$11,175.1	$10,981.1
Operating Expenses:
Salary and service costs	8,304.5	8,159.8
Occupancy and other costs	920.2	942.0
Cost of services	9,224.7	9,101.8
Selling, general and administrative expenses	323.1	316.0
Depreciation and amortization	220.3	218.7
	9,768.1	9,636.5
Operating Income	1,407.0	1,344.6
Add back: Amortization of intangible assets	85.7	80.8
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	1,492.7	1,425.4
EBITA Margin - %	13.4%	13.0%
Deduct: Amortization of intangible assets	85.7	80.8
Operating Income	1,407.0	1,344.6
Operating Margin - %	12.6%	12.2%
Interest Expense	157.6	134.0
Interest Income	30.6	29.3
Income Before Income Taxes and Income From Equity Method Investments	1,280.0	1,239.9
Income Tax Expense	417.7	406.9
Income From Equity Method Investments	4.0	6.2
Net Income	866.3	839.2
Net Income Attributed To Noncontrolling Interests	68.0	76.9
Net Income - Omnicom Group Inc.	$798.3	$762.3
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
Revenue
In the nine months of 2016, revenue increased $194.0 million, or 1.8%, to $11,175.1 million from $10,981.1 million in the nine months of 2015. Changes in foreign exchange rates reduced revenue $209.1 million, acquisitions, net of dispositions increased revenue $24.3 million and organic growth increased revenue $378.8 million.
The components of revenue change for the nine months of 2016 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%

September 30, 2015	$10,981.1		$6,203.0		$4,778.1
Components of revenue change:
Foreign exchange impact	(209.1)	(1.9)%	—	—%	(209.1)	(4.4)%
Acquisitions, net of dispositions	24.3	0.3%	(49.0)	(0.8)%	73.3	1.5%
Organic growth	378.8	3.4%	154.8	2.5%	224.0	4.7%
September 30, 2016	$11,175.1	1.8%	$6,308.8	1.7%	$4,866.3	1.8%

The components of total revenue change and the respective percentages are calculated as follows:

•
The foreign exchange impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $11,384.2 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($11,175.1 million less $11,384.2 million for the Total column).

•
Acquisitions, net of dispositions is calculated by aggregating the prior period revenue of the acquired businesses, less the prior period revenue of any business that was disposed of in the current period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($10,981.1 million for the Total column).
For the nine months of 2016, changes in foreign exchange rates reduced revenue by 1.9%, or $209.1 million, compared to the nine months of 2015. Substantially all currencies have weakened against the U.S. Dollar, with the most significant impacts resulting from the weakening of the British Pound, as well as the Australian Dollar, Brazilian Real, Canadian Dollar and Russian Ruble.
Revenue for the nine months of 2016 and the percentage change in revenue and organic growth from the nine months of 2015 in our principal regional markets were (in millions):

	2016	2015	$ Change	% Change	% Organic Growth
Americas:
North America	$6,706.9	$6,570.4	$136.5	2.1%	3.1%
Latin America	286.6	236.7	49.9	21.1%	1.4%
EMEA:
Europe	2,822.0	2,847.6	(25.6)	(0.9)%	3.3%
Middle East and Africa	186.1	188.3	(2.2)	(1.2)%	5.1%

Asia Pacific	1,173.5	1,138.1	35.4	3.1%	5.9%
	$11,175.1	$10,981.1	$194.0	1.8%	3.4%
Europe comprises the U.K., and the Euro currency countries and other European countries that have not adopted the European Union Monetary standard. In the nine months of 2016, the percentage of revenue attributed to the U.K. and the Euro currency and other European countries was 9.4% and 15.9%, respectively. In the nine months of 2016, revenue, including the impact of changes in foreign exchange rates, decreased 5.3% in the U.K. and increased 1.9% in the Euro currency and other European countries.
In North America, moderate growth in the United States and Canada was partially offset by the weakening of the Canadian Dollar against the U.S. Dollar. In Europe, growth in the U.K, Spain and Russia was offset by the weakening of the British Pound and Russian Ruble against the U.S. Dollar and negative performance in the Netherlands. The increase in revenue in Latin America was a result of our acquisition activity in Brazil, which was substantially offset by the weakening of most currencies in the region against the U.S. Dollar, especially the Brazilian Real. The continuing uncertainty in both the economic and political climate in Brazil resulted in organic revenue declines that partially offset the growth from our acquisition and also overshadowed strong growth in Mexico. In Asia Pacific, growth in the major economies in the region was partially offset by the weakening of most currencies in the region.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change through the nine months of 2016 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 2.8% and 2.7% of our revenue for the nine months of 2016 and 2015, respectively. Our ten largest and 100 largest clients represented 18.2% and 53.5% of our revenue for the nine months of 2016, respectively, and 18.6% and 52.3% of our revenue for the nine months of 2015, respectively.

Looking ahead to the remainder of the year, barring unforeseen events and excluding the impact of changes in foreign exchange rates, as a result of continued strong operating performance by many of our agencies and new business activities, we expect our revenue to increase modestly in excess of the weighted average nominal GDP growth in our major markets.
Revenue for the nine months of 2016 and 2015 and the percentage change in revenue and organic growth from the nine months of 2015 by discipline were (in millions):

	Nine Months Ended September, 30
	2016		2015		2016 vs. 2015
	$	% of Revenue	$	% of Revenue	$ Change	% Change	% Organic Growth
Advertising	$5,841.8	52.3%	$5,584.2	50.9%	$257.6	4.6%	6.4%
CRM	3,503.0	31.3%	3,610.2	32.9%	(107.2)	(3.0)%	(0.6)%
Public relations	1,016.0	9.1%	998.7	9.1%	17.3	1.7%	1.2%
Specialty communications	814.3	7.3%	788.0	7.1%	26.3	3.3%	4.3%
	$11,175.1		$10,981.1		$194.0	1.8%	3.4%

We operate in a number of industry sectors. The percentage of revenue by industry sector for the nine months of 2016 and 2015 was:

	2016	2015
Food and Beverage	13%	13%
Consumer Products	10%	10%
Pharmaceuticals and Health Care	12%	11%
Financial Services	7%	7%
Technology	9%	10%
Auto	8%	8%
Travel and Entertainment	7%	6%
Telecommunications	5%	5%
Retail	6%	7%
Other	23%	23%
Operating Expenses
The change in operating expenses for the nine months of 2016 compared to the nine months of 2015 was (in millions):

	Nine Months Ended September, 30
	2016		2015		2016 vs. 2015
	$	% of Revenue	$	% of Revenue	$ Change	% Change

Revenue	$11,175.1		$10,981.1		$194.0	1.8%
Operating Expenses:
Salary and service costs	8,304.5	74.3%	8,159.8	74.3%	144.7	1.8%
Occupancy and other costs	920.2	8.2%	942.0	8.6%	(21.8)	(2.3)%
Cost of services	9,224.7		9,101.8		122.9
Selling, general and administrative expenses	323.1	2.9%	316.0	2.9%	7.1	2.2%
Depreciation and amortization	220.3	2.0%	218.7	2.0%	1.6	0.7%
	9,768.1	87.4%	9,636.5	87.8%	131.6	1.4%
Operating Income	$1,407.0	12.6%	$1,344.6	12.2%	$62.4	4.6%

Operating expenses increased 1.4% in the nine months of 2016 compared to the nine months of 2015. Salary and service costs, which tend to fluctuate with changes in revenue, increased $144.7 million, or 1.8%, in the nine months of 2016 compared to the nine months of 2015. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $21.8 million, or 2.3%, in the nine months of 2016 compared to the nine months of 2015, principally resulting from our ongoing efforts to leverage scale and enhance efficiency. SG&A expenses increased period-over-period primarily related to professional fees incurred in connection with our acquisition activities.
As a result, operating margin increased 0.4% to 12.6% in the nine months of 2016 from 12.2% in the nine months of 2015, and EBITA margin, as defined on page 21, increased 0.4% to 13.4% in the nine months of 2016 from 13.0% in the nine months of 2015.
Net Interest Expense
Net interest expense increased $22.3 million to $127.0 million in the nine months of 2016 from $104.7 million in the nine months of 2015. In the nine months of 2016, interest expense increased $23.6 million to $157.6 million, primarily resulting from the reduced benefit of the fixed-to-floating interest rate swaps on a portion of the 2022 Notes. In January 2016, we settled the outstanding $1 billion notional value interest rate swap on the 2022 Notes. By settling the swap, we were able to lock interest savings over the remaining term of the 2022 Notes reducing the effective rate to 2.7% from 3.5%. On April 6, 2016, we issued $1.4 billion principal amount of 3.60% senior notes due April 15, 2026 (“2026 Notes”) and we entered into a $500 million notional amount fixed-to-floating interest rate swap on the 2026 Notes. At September 30, 2016, our debt portfolio was approximately 75% fixed rate obligations and 25% floating rate obligations as compared to 61% fixed rate and 39% floating rate at December 31, 2015 and, as a result, in the nine months of 2016 there was less floating rate benefit from the swaps. We also expect to receive less floating rate benefit from the swaps during the fourth quarter of 2016 as compared to 2015. Note 5 to the unaudited consolidated financial statements includes a complete discussion of our interest rate swaps. Interest income for the nine months of 2016 increased slightly period-over-period to $30.6 million.
Income Taxes
Our effective tax rate was consistent period-over-period at 32.6% and 32.8%.
Net Income Per Common Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the nine months of 2016 increased $36.0 million, or 4.7%, to $798.3 million from $762.3 million in the nine months of 2015. The period-over-period increase is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 8.2% to $3.31 in the nine months of 2016, compared to $3.06 in the nine months of 2015, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for stock option exercises and shares issued under our employee stock purchase plan.

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
When performing the annual impairment test as of June 30, 2016 and estimating the future cash flows of our reporting units, we considered the current macroeconomic environment, as well as industry and market specific conditions at mid-year 2016. In the first half of 2016, we experienced an increase in our revenue of 3.4%, which excludes growth from acquisitions and the impact from changes in foreign exchange rates. Economic conditions in the Euro Zone are unsettled and the continuing fiscal issues faced by many countries in the European Union has caused economic difficulty in certain of our Euro Zone markets. During 2016, weakness in most Latin American economies we operate in has the potential to affect our near-term performance in that region. We considered the effect of these conditions in our annual impairment test.

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
Cash and cash equivalents decreased $668.6 million from December 31, 2015 and short-term investments increased $18.1 million from December 31, 2015. During the nine months of 2016, we generated $316.6 million of cash from operations, which included the use of operating capital of $784.1 million. Our discretionary spending during the nine months of 2016 was: capital expenditures of $100.5 million; dividends paid to common shareholders of $374.2 million; dividends paid to shareholders of noncontrolling interests of $71.1 million; repurchases of our common stock, net of proceeds from stock option exercises and related tax benefits and common stock sold to our employee stock purchase plan, of $422.5 million; and acquisition payments, including payment of contingent purchase price obligations and acquisition of additional shares of noncontrolling interests, net of cash acquired, of $421.9 million.

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
Our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents and short-term investments, at September 30, 2016 increased $1.1 billion as compared to December 31, 2015. The increase in net debt is due to a decrease in cash and cash equivalents and short-term investments of $650.5 million primarily arising from the unfavorable change in our operating capital, which typically occurs through the nine months, and a net increase in our senior notes. As compared to September 30, 2015, net debt decreased $122.0 million primarily as a result of the increase in cash and cash equivalents partially offset by the net increase in our senior notes.
The components of net debt as of September 30, 2016, December 31, 2015 and September 30, 2015 were (in millions):

	September 30, 2016	December 31, 2015	September 30, 2015
Short- term debt	$25.0	$5.2	$9.7
Long-term debt, including current portion	5,007.5	4,565.6	4,605.6
Total debt	$5,032.5	$4,570.8	$4,615.3
Less: Cash and cash equivalents and short-term investments	1,969.2	2,619.7	1,430.0
Net debt	$3,063.3	$1,951.1	$3,185.3
Net debt is a Non-GAAP liquidity measure. This presentation, together with the comparable U.S. GAAP measures, reflects one of the key metrics used by us to assess our cash management. Non-GAAP liquidity measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with U.S. GAAP. Non-GAAP liquidity measures as reported by us may not be comparable to similarly titled amounts reported by other companies.
At September 30, 2016, our foreign subsidiaries held approximately $601.1 million of our total cash and cash equivalents of $1.9 billion. The majority of this cash is available to us, net of any taxes payable upon repatriation to the United States. Changes in international tax rules or changes in U.S. tax rules and regulations covering international operations and foreign tax credits may affect our future reported financial results or the way we conduct our business.

Debt Instruments and Related Covenants
At September 30, 2016, as a source of short-term financing, we have the $2.5 billion Credit Facility and domestic and international uncommitted credit lines that aggregated $1.1 billion, and we can issue up to $2 billion of commercial paper.
The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At September 30, 2016, we were in compliance with these covenants as our Leverage Ratio was 2.2 times and our Interest Coverage Ratio was 11.1 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
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
At September 30, 2016, the total aggregate principal amount of our fixed rate senior notes was $4.9 billion and the total notional amount of the fixed-to-floating interest rate swaps was $1.25 billion. The interest rate swaps have the economic effect of converting our debt portfolio to approximately 75% fixed rate obligations and 25% floating rate obligations.

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

Credit Markets and Availability of Credit
We typically fund our day-to-day liquidity by issuing commercial paper. As an additional source of funding, we may borrow under the Credit Facility or the uncommitted credit lines. At September 30, 2016, there were no outstanding commercial paper issuances or borrowings under the Credit Facility or the uncommitted credit lines.
Commercial paper activity for the quarters ended September 30, 2016 and 2015 was (dollars in millions):

	2016	2015
Average amount outstanding during the quarter	$1,047.1	$1,244.1
Maximum amount outstanding during the quarter	$1,413.0	$1,597.6
Average days outstanding	16.0	18.9
Weighted average interest rate	0.74%	0.48%
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
CREDIT RISK
We provide advertising, marketing and corporate communications services to several thousand clients who operate in nearly every industry sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 2.8% of our revenue for the nine months of 2016. However, during periods of economic downturn, the credit profiles of our clients could change.
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
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2016, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of September 30, 2016. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A in our 2015 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock purchase activity during the three months ended September 30, 2016 was:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - 31, 2016	212,820	$82.26	—	—
August 1 - 31, 2016	2,810	$84.02	—	—
September 1 - 30, 2016	715,000	$84.42	—	—
	930,630	$83.92	—	—

During the three months ended September 30, 2016, we purchased 715,000 shares of our common stock in the open market for general corporate purposes and withheld 215,630 shares from employees to satisfy estimated statutory income tax obligations related to stock option exercises and vesting of restricted stock. The value of the common stock withheld was based on the closing price of our common stock on the applicable exercise or vesting date.

There were no unregistered sales of our equity securities during the three months ended September 30, 2016.
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

OMNICOM GROUP INC.
Date:	October 19, 2016	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)