Form 10-K
period 2016-12-31
OMNICOM GROUP INC.
filed 2017-02-09
CIK 29989

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR FISCAL YEAR ENDED DECEMBER 31, 2016
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
____________________________________________________________
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2016 was $19,273,554,000.

As of January 25, 2017, there were 234,530,246 shares of Omnicom Group Inc. Common Stock outstanding.

Portions of the Omnicom Group Inc. Definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 25, 2017 are incorporated by reference into Part III of this report to the extent described herein.

OMNICOM GROUP INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016

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
AVAILABLE INFORMATION
We file annual, quarterly and current reports and any amendments to those reports, proxy statements and other information with the United States Securities and Exchange Commission, or SEC. Documents we file with the SEC are available free of charge on our website at http://investor.omnicomgroup.com, as soon as reasonably practicable after such material is filed with the SEC. The information included on or available through our website is not part of this or any other report we file with the SEC. Any document that we file with the SEC is available on the SEC’s website at www.sec.gov and also may be read and copied at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information regarding the operation of the Public Reference Room.

ii

PART I
Introduction

This report is our 2016 annual report to shareholders and our 2016 Annual Report on Form 10-K, or 2016 10-K.

Omnicom Group Inc. was formed in 1986 and through its branded networks and agencies provides advertising, marketing and corporate communications services to over 5,000 clients in more than 100 countries. The terms “Omnicom,” “the Company,” “we,” “our” and “us” each refer to Omnicom Group Inc. and its subsidiaries unless the context indicates otherwise.
Item 1. Business
Our Business

Omnicom is a strategic holding company and a leading global provider of advertising, marketing and corporate communications services. We operate in a highly competitive industry and compete against other global, national and regional advertising and marketing services companies. The proliferation of media channels, including the rapid development and integration of interactive technologies and mediums, has fragmented consumer audiences targeted by our clients. These developments make it more complex for marketers to reach their target audiences in a cost-effective way, causing them to turn to global service providers such as Omnicom for a customized mix of advertising and marketing services designed to make the best use of their total marketing expenditure.

Our branded networks and agencies operate in all major global markets and provide a comprehensive range of services in four fundamental disciplines: advertising, customer relationship management, or CRM, public relations and specialty communications. Although the medium used to reach a client’s target audience may differ across each of these disciplines, we develop and deliver the marketing message in a similar way by providing client-specific advertising, marketing and corporate communications services. Services in these disciplines include:

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

The networks and agencies that comprise our virtual client networks provide us with the ability to integrate services across all disciplines and geographies, meaning that the delivery of our services can, and does, take place across agencies, networks and geographic regions simultaneously. Further, we believe that our virtual network strategy facilitates better integration of services required by the demands of the marketplace for our services. Our over-arching business strategy is to continue to use our virtual networks to grow our business relationships with our clients.

The various components of our business, including revenue by discipline and geographic area, and material factors that affected us in 2016 are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, of this report. None of the acquisitions or dispositions, individually or in the aggregate, in the three year period ended December 31, 2016 was material to our results of operations or financial position. For information about our acquisitions, see Note 4 to the consolidated financial statements.
Geographic Regions

In 2016, our United States operations comprised approximately 56% of our revenue. As discussed more fully in the Critical Accounting Policies section of the MD&A, our branded networks and agencies conduct business on a global basis and operate in the following geographic regions: The Americas, which includes North America and Latin America; EMEA, which includes Europe, the Middle East and Africa; and, Asia Pacific, which includes Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. The networks have regional reporting units that are responsible for the agencies in their region. Agencies within the regional reporting units serve similar clients in similar industries and in many cases the same clients and have similar economic characteristics. Accordingly, financial information by geographic region is provided in the MD&A and Note 7 to the consolidated financial statements.
Our Clients

Our clients operate in virtually every sector of the global economy. In many cases, multiple agencies or networks serve different brand and/or product groups within the same client. For example, in 2016 our largest client represented 3.0% of revenue and was served by more than 250 of our agencies. Our 100 largest clients, which represent many of the world's major marketers, comprised approximately 52% of revenue and were each served, on average, by more than 50 of our agencies.
Our Employees

At December 31, 2016, we employed approximately 78,500 people. The skill sets of our workforce across our agencies and within each discipline are similar. Common to all is the ability to understand a client’s brand or product and their selling proposition and to develop a unique message to communicate the value of the brand or product to the client’s target audience. Recognizing the importance of this core competency, we have established tailored training and education programs for our client service professionals around this competency. See the MD&A for a discussion of the effect of salary and related costs on our results of operations.
Executive Officers of the Registrant

At January 25, 2017, our executive officers were:

Name	Position	Age
Bruce Crawford	Chairman of the Board	87
John D. Wren	President and Chief Executive Officer	64
Philip J. Angelastro	Executive Vice President and Chief Financial Officer	52
Michael J. O’Brien	Senior Vice President, General Counsel and Secretary	55
Dennis E. Hewitt	Treasurer	72
Andrew L. Castellaneta	Senior Vice President, Chief Accounting Officer	58
Peter L. Swiecicki	Senior Vice President, Finance and Controller	58
Jonathan B. Nelson	CEO, Omnicom Digital	49

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

Additional information about our directors and executive officers will appear in our definitive proxy statement, which is expected to be filed with the SEC by April 14, 2017.
Item 1A. Risk Factors

Adverse economic conditions, a reduction in client spending, a deterioration in the credit markets or a delay in client payments could have a material effect on our business, results of operations and financial position.

Economic conditions have a direct impact on our business, results of operations and financial position. Adverse global or regional economic conditions pose a risk that clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications projects. Such actions would reduce the demand for our services and could result in a reduction in revenue, which would adversely affect our business, results of operations and financial position. A contraction in the availability of credit may make it more difficult for us to meet our working capital requirements. In addition, a disruption in the credit markets could adversely affect our clients and could cause them to delay payment for our services or take other actions that would negatively affect our working capital. In such circumstances, we may need to obtain additional financing to fund our day-to-day working capital requirements, which may not be available on favorable terms, or at all. Even if we take action to respond to adverse economic conditions, reductions in revenue and disruptions in the credit markets by aligning our cost structure and more efficiently managing our working capital, such actions may not be effective.

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

We operate in a highly competitive industry. Key competitive considerations for retaining existing clients and winning new clients include our ability to develop solutions that meet client needs in a rapidly changing environment, the quality and effectiveness of our services and our ability to serve clients efficiently, particularly large multinational clients, on a broad geographic basis. While many of our client relationships are long-standing, from time to time clients put their advertising, marketing and corporate communications business up for competitive review. We have won and lost accounts as a result of these reviews. To the extent that we are not able to remain competitive or retain key clients, our revenue may be adversely affected, which could have a material adverse effect on our business, results of operations and financial position.

The loss of several of our largest clients could have a material adverse effect on our business, results of operations and financial position.

Our 100 largest clients comprised approximately 52% of our revenue in 2016. Clients generally are able to reduce or cancel current or future spending on advertising, marketing and corporate communications projects at any time on short notice for any reason. A significant reduction in spending on our services by our largest clients, or the loss of several of our largest clients, if not replaced by new clients or an increase in business from existing clients, would adversely affect our revenue and could have a material adverse effect on our business, results of operations and financial position.

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

Our international operations comprised approximately 44% of our revenue in 2016. We operate in all major international markets including the Euro Zone, the United Kingdom, Australia, Brazil, Canada, China and Japan. Our agencies transact business in more than 50 different currencies. Substantially all of our foreign operations transact business in their local currency and accordingly, their financial statements are translated into U.S. Dollars. As a result, both adverse and beneficial fluctuations in foreign exchange rates would impact our business, results of operations and financial position. In addition, funds transferred to the United States can be adversely or beneficially impacted by foreign currency exchange changes.

We rely extensively on information technology systems and cybersecurity incidents could adversely affect us.

We rely on information technology systems and infrastructure to process, store and transmit data, summarize results, manage our business and maintain client advertising and marketing information. Increased cybersecurity threats and attacks pose a risk to our systems and networks. Security breaches, improper use of our systems and unauthorized access to our data and information by employees and others may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. We use third-party service providers, including cloud providers, to store, transmit and process data. We also may have access to sensitive or personal data or information that is subject to privacy laws and regulations. Despite our efforts to protect our systems and networks and sensitive and personal data or information, we may be vulnerable to material security breaches, theft, misplaced or lost data, employee malfeasance and additional known and unknown threats. Such events could adversely affect our business and reputation.

Government regulation and consumer advocates may limit the scope and content of our services, which could affect our ability to meet our clients’ needs, which could have a material adverse effect on our business, results of operations and financial position.

Government agencies and consumer groups directly or indirectly affect or attempt to affect the scope, content and manner of presentation of advertising, marketing and corporate communications services, through regulation or other governmental action, which could affect our ability to meet our clients’ needs. Such regulation may seek, among other things, to limit the tax deductibility of advertising expenditures by certain industries or for certain products and services. In addition, there has been a tendency on the part of businesses to resort to the judicial system to challenge advertising practices and claims, which could cause our clients affected by such actions to reduce their spending on our services. Any regulatory or judicial action that affects our ability to meet our clients' needs or reduces client spending on our services could have a material adverse effect on our business, results of operations and financial position.

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

The operational and financial performance of our international businesses are affected by global and regional economic conditions, competition for new business and talented staff, currency fluctuation, political conditions, regulatory environment and other risks associated with extensive international operations. In addition, we conduct business in numerous high-growth markets and developing countries which tend to have longer billing collection cycles, currency repatriation restrictions and commercial laws that can be undeveloped, vague, inconsistently enforced, retroactively applied or frequently changed. The risks associated with our international operations could have a material adverse effect on our business, results of operations and financial position. Additionally, we are subject to U.S. and international anti-corruption and anti-bribery laws, including the Foreign Corrupt Practices Act of 1977, in all jurisdictions where we operate. These laws are complex and stringent and any violation of these laws could have an adverse effect on our business and reputation. For financial information by geographic region, see Note 7 to the consolidated financial statements.

We may be unsuccessful in evaluating material risks involved in completed and future acquisitions.

We regularly evaluate potential acquisitions of businesses that are complementary to our businesses and client needs. As part of the process, we conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in any particular transaction. Despite our efforts, we may be unsuccessful in ascertaining or evaluating all such risks. As a result, the intended advantages of any given acquisition may not be realized. If we fail to identify certain material risks from one or more acquisitions, our business, results of operations and financial position could be adversely affected.

Our goodwill is an intangible asset that may become impaired, which could have a material adverse effect on our business, results of operations and financial position.

In accordance with generally accepted accounting principles in the United States, or U.S. GAAP or GAAP, we have recorded a significant amount of goodwill related to our acquisitions; a substantial portion of which represents the intangible specialized know-how of the acquired workforce. As discussed in Note 2 to the consolidated financial statements, we review the carrying value of goodwill for impairment annually at the end of the second quarter of the year and whenever events or circumstances indicate the carrying value may not be recoverable. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. While we have concluded, for each year presented in the financial statements included in this report, that our goodwill is not impaired, future events could cause us to conclude that the intangible asset values associated with a given operation may become impaired. Any resulting non-cash impairment charge could have a material adverse effect on our business, results of operations and financial position.

We could be affected by future laws or regulations enacted in response to climate change concerns and other actions.

Generally, our businesses are not directly affected by current cap and trade laws and other regulatory requirements aimed at mitigating the impact of climate change by reducing emissions or otherwise; although, our businesses could be in the future. However, we could be indirectly affected by increased prices for goods or services provided to us by companies that are directly affected by these laws and regulations and pass their increased costs through to their customers. Further, if our clients are impacted by such laws or requirements, either directly or indirectly, their spending for advertising and marketing services may decline, which could adversely impact our business, results of operations and financial position. Additionally, to comply with potential future changes in environmental laws and regulations, we may need to incur additional costs; therefore, at this time, we cannot estimate what impact such regulations may have on our business, results of operations and financial position.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties

We conduct business throughout the world and lease substantially all our office space. The facility requirements of our businesses are similar across geographic regions and disciplines. We believe that our facilities are adequate for our current operations and are well maintained. Our principal corporate offices are located at 437 Madison Avenue, New York, New York; One East Weaver Street, Greenwich, Connecticut and 525 Okeechobee Boulevard, West Palm Beach, Florida. We also maintain executive offices in London, England; Shanghai, China and Singapore.

Substantially all our office space is leased under operating leases that expire at various dates. Lease obligations of our foreign operations are generally denominated in their local currency. Office base rent expense in 2016, 2015 and 2014 was $334.1 million, $331.5 million and $361.9 million, respectively, net of rent received from non-cancelable third-party subleases of $5.6 million, $11.0 million and $11.2 million, respectively.

Future minimum office base rent under non-cancelable operating leases, net of rent receivable from existing non-cancelable third-party subleases, is (in millions):

Net Rent
2017	$275.5
2018	219.6
2019	192.2
2020	156.2
2021	130.9
Thereafter	550.9
$1,525.3

See Note 14 to the consolidated financial statements for a description of our lease commitments, which comprise a significant component of our occupancy and other costs.
Item 3. Legal Proceedings

In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.

In addition, on December 14, 2016, two of our subsidiaries received subpoenas from the U.S. Department of Justice Antitrust Division concerning its ongoing investigation of video production and post-production practices in the advertising industry. The Company is fully cooperating with the investigation. While the ultimate effect of the investigation is inherently uncertain, we do not at this time believe that the investigation will have a material adverse effect on our results of operations or financial position. However, the ultimate resolution of these matters could be different from our current assessment and the differences could be material.
Item 4. Mine Safety Disclosures

Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the New York Stock Exchange under the symbol “OMC.” As of January 25, 2017, there were 2,138 registered holders of our common stock.

The quarterly high and low sales prices for our common stock and dividends paid per share for 2016 and 2015 were:

	High	Low	Dividends Paid Per Share
2016
First Quarter	$84.23	$66.48	$0.50
Second Quarter	85.95	75.61	0.55
Third Quarter	87.50	79.94	0.55
Fourth Quarter	89.66	78.67	0.55
2015
First Quarter	$80.98	$71.98	$0.50
Second Quarter	79.28	69.02	0.50
Third Quarter	74.56	64.31	0.50
Fourth Quarter	77.57	64.44	0.50

Stock repurchases during the three months ended December 31, 2016 were:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2016	345,044	$82.97	—	—
November 1-30, 2016	60,000	79.58	—	—
December 1-31, 2016	1,216,981	86.22	—	—
	1,622,025	$85.28	—	—

During the three months ended December 31, 2016, we purchased 1,570,000 shares of our common stock in the open market for general corporate purposes and withheld 52,025 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards and stock option exercises. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting or exercise date.

There were no unregistered sales of equity securities during the three months ended December 31, 2016.

For information on securities authorized for issuance under our equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which relevant information will be included under the caption “Equity Compensation Plans” in our definitive proxy statement, which is expected to be filed with the SEC by April 14, 2017.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes that begin on page F-1 of this report, as well as the MD&A.

	(In millions, except per share amounts)
For the years ended December 31:	2016	2015	2014	2013	2012
Revenue	$15,416.9	$15,134.4	$15,317.8	$14,584.5	$14,219.4
Operating Profit	2,008.9	1,920.1	1,944.1	1,825.3	1,804.2
Net Income - Omnicom Group Inc.	1,148.6	1,093.9	1,104.0	991.1	998.3
Net Income Per Common Share - Omnicom Group Inc.:
Basic	4.80	4.43	4.27	3.73	3.64
Diluted	4.78	4.41	4.24	3.71	3.61
Dividends Declared Per Common Share	2.15	2.00	1.90	1.60	1.20
	(In millions)
At December 31:	2016	2015	2014	2013	2012
Cash and cash equivalents and short-term investments	$3,022.8	$2,619.7	$2,390.3	$2,728.7	$2,698.9
Total Assets	23,165.4	22,110.7	21,428.4	21,980.4	21,971.4
Long-Term Obligations:
Long-term debt	4,920.5	3,564.2	4,542.1	3,763.3	3,768.8
Convertible debt	—	—	—	252.7	659.4
Long-Term Liabilities	892.3	800.5	774.3	685.1	739.9
Total Shareholders’ Equity	2,162.0	2,452.4	2,850.0	3,582.4	3,460.8

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
As a leading global advertising, marketing and corporate communications company, we operate in all major markets and have a large and diverse client base. In 2016, our largest client represented 3.0% of revenue and our 100 largest clients, which represent many of the world's major marketers, comprised approximately 52% of revenue. Our business is spread across a number of industry sectors with no one industry comprising more than 14% of our revenue in 2016. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
As described in more detail below, in 2016 our revenue increased $282.5 million, or 1.9%, compared to 2015. Beginning in the fourth quarter of 2014 and continuing throughout 2015, substantially all foreign currencies weakened against the U.S. Dollar. In 2016, while the strength of the U.S. Dollar moderated against a number of currencies, the British Pound weakened substantially against the U.S. Dollar. In 2016, changes in foreign exchange rates reduced revenue by $283.8 million, or 1.9%, acquisitions, net of dispositions, increased revenue $38.2 million, or 0.3%, and organic growth increased revenue $528.1 million, or 3.5%.
Global economic conditions have a direct impact on our business and financial performance. Adverse global or regional economic conditions pose a risk that our clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications services, which would reduce the demand for our services. In 2016, the United States continued its modest economic growth. Uncertain economic and political conditions in the Euro Zone have resulted in uneven growth across the region and have been further complicated by the vote in 2016 in the United Kingdom, or U.K., to exit the European Union. In Brazil, unstable economic and political conditions contributed to the continuing downward economic trend that began in the second quarter of 2015. The major economies of Asia had modest economic growth consistent with recent periods. The economic and fiscal issues facing countries in Europe and Latin America continue to cause economic uncertainty in those regions; however, the impact on our business varies by country. We will continue to monitor economic conditions closely, as well as client revenue levels and other factors and, in response to reductions in our client revenue, if necessary, we will take actions available to us to align our cost structure and manage our working capital. There can be no assurance whether, or to what extent, our efforts to mitigate any impact of future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments will be effective.
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
In the near term, barring unforeseen events and excluding the impact of changes in foreign exchange rates, as a result of continued improvement in operating performance by many of our agencies and new business activities, we expect our 2017 revenue to increase modestly in excess of the weighted average nominal GDP growth in our major markets. We expect to continue to identify acquisition opportunities intended to build upon the core capabilities of our strategic business platforms, expand our operations in the high-growth and emerging markets and enhance our capabilities to leverage new technologies that are being used by marketers today. In addition, we continually evaluate our portfolio of businesses to identify non-strategic or under performing business for disposition.

Given our size and breadth, we manage our business by monitoring several financial indicators. The key indicators that we focus on are revenue and operating expenses. We analyze revenue growth by reviewing the components and mix of the growth, including growth by principal regional market and marketing discipline, the impact from foreign currency fluctuations, growth from acquisitions and growth from our largest clients. Operating expenses are comprised of: cost of services, selling, general and administrative, or SG&A, expenses and depreciation and amortization.
In 2016, revenue increased 1.9% compared to 2015. Changes in foreign exchange rates reduced revenue 1.9%, acquisitions, net of dispositions, increased revenue 0.3% and organic growth increased revenue 3.5%. Across our principal regional markets, the changes in revenue were: North America increased 1.6%, Europe decreased 1.0%, Latin America increased 28.4% and Asia Pacific increased 4.1%. In North America, moderate growth in the United States and strong growth in Canada was partially offset by the weakening of the Canadian Dollar against the U.S. Dollar. In Europe, growth in the U.K., Spain, Russia and Italy was offset by the weakening of the British Pound and Russian Ruble against the U.S. Dollar and negative performance in the Netherlands. The increase in revenue in Latin America was a result of our acquisition activity in Brazil, which was partially offset by the weakening of most currencies in the region against the U.S. Dollar, especially the Brazilian Real. In Asia Pacific, growth in the major economies in the region was also partially offset by the weakening of most currencies in the region against the U.S. Dollar. The change in revenue in 2016 compared to 2015, including the negative impact of currency changes, in our four fundamental disciplines was: advertising increased 4.7%, CRM decreased 3.6%, public relations increased 3.4% and specialty communications increased 3.9%.
We measure cost of services in two distinct categories: salary and service costs and occupancy and other costs. As a service business, salary and service costs make up the vast majority of our operating expenses and substantially all these costs comprise the essential components directly linked to the delivery of our services. Salary and service costs include employee compensation and benefits, freelance labor and direct service costs, which include third-party supplier costs and client-related travel costs. Occupancy and other costs consist of the indirect costs related to the delivery of our services, including office rent and other occupancy costs, equipment rent, technology costs, general office expenses and other expenses.
SG&A expenses primarily consist of third-party marketing costs, professional fees and compensation and benefits and occupancy and other costs of our corporate and executive offices, which includes group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs.
Operating expenses increased 1.5% in 2016 compared to 2015. Salary and service costs, which tend to fluctuate with changes in revenue, increased $204.5 million, or 1.8%, in 2016 compared to 2015. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $24.7 million, or 2.0%, in 2016 compared to 2015. Operating margin in 2016 was 13.0%, as compared to 12.7% in 2015. Earnings before interest, taxes and amortization of intangible assets, or EBITA, margin in 2016 was 13.8%, as compared to 13.4% in 2015.
Net interest expense for 2016 increased $25.6 million to $167.1 million from $141.5 million in 2015. Interest expense increased $28.6 million to $209.7 million in 2016, primarily resulting from the reduced benefit of the $1 billion fixed-to-floating interest rate swap on the 3.625% Senior Notes due 2022, or 2022 Notes. In January 2016, we settled the interest rate swap on the 2022 Notes. By settling the swap, we were able to lock interest savings over the remaining term of the 2022 Notes by reducing the effective rate to 2.7% from 3.5%. On April 6, 2016, we issued $1.4 billion principal amount of 3.60% Senior Notes due April 15, 2026, or 2026 Notes, and a portion of the proceeds were used to retire the $1.0 billion 5.9% Senior Notes due 2016, or 2016 Notes, at maturity. Concurrent with the issuance of the 2026 Notes, we entered into a $500 million fixed-to-floating interest rate swap on the 2026 Notes. At December 31, 2016, our debt portfolio was approximately 75% fixed rate obligations and 25% floating rate obligations as compared to 61% fixed rate and 39% floating rate at December 31, 2015 and, as a result, in 2016 there was less floating rate benefit from the interest rate swaps. Interest income increased $3.0 million to $42.6 million in 2016 compared to 2015, as a result of higher cash balances in our international treasury centers available for investment.
Our effective tax rate for 2016 was 32.6% compared to 32.8% for 2015.
Net income - Omnicom Group Inc. for 2016 increased $54.7 million, or 5.0%, to $1,148.6 million from $1,093.9 million in 2015. The year-over-year increase is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 8.4% to $4.78 in 2016, compared to $4.41 in 2015 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards and stock option exercises and shares issued under our employee stock purchase plan.

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
Estimates

Our financial statements are prepared in conformity with U.S. GAAP and require us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We use a fair value approach in testing goodwill for impairment and when evaluating our equity method and cost method investments to determine if an other-than-temporary impairment has occurred. Actual results could differ from those estimates and assumptions.
Acquisitions and Goodwill

We have made and expect to continue to make selective acquisitions. The evaluation of potential acquisitions is based on various factors, including specialized know-how, reputation, geographic coverage, competitive position and service offerings of the target businesses, as well as our experience and judgment.

Business combinations are accounted for using the acquisition method. The assets acquired, including identified intangible assets, liabilities assumed and any noncontrolling interest in the acquired business are recorded at their acquisition date fair values. In circumstances where control is obtained and less than 100% of a business is acquired, goodwill is recorded as if 100% were acquired. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs are expensed as incurred. Certain acquisitions include an initial payment at closing and provide for future additional contingent purchase price payments (earn-outs), which are recorded as a liability at the acquisition date fair value. Subsequent changes in the fair value of the liability are recorded in results of operations. The results of operations of acquired businesses are included in results of operations from the acquisition date. In 2016, we completed 5 acquisitions of new subsidiaries.

Our acquisition strategy is focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of our various strategic business platforms and agency brands through the expansion of their geographic reach or their service capabilities to better serve our clients. Additional key factors we consider include the competitive position and specialized know-how of the acquisition targets. Accordingly, as is typical in most service businesses, a substantial portion of the assets we acquire are intangible assets primarily consisting of the know-how of the personnel, which is treated as part of goodwill and under U.S. GAAP is not required to be valued separately. For each acquisition, we undertake a detailed review to identify other intangible assets that are required to be valued separately. A significant portion of the identifiable intangible assets acquired is derived from customer relationships, including the related customer contracts, as well as trade names. In valuing these identified intangible assets, we typically use an income approach and consider comparable market participant measurements.

We evaluate goodwill for impairment at least annually at the end of the second quarter of the year and whenever events or circumstances indicate the carrying value may not be recoverable. Under FASB ASC Topic 350, Intangibles - Goodwill and Other, we have the option of either assessing qualitative factors to determine whether it is more-likely-than-not that the carrying value of our reporting units exceeds their respective fair value or proceeding directly to Step 1 of the goodwill impairment test. Although not required, we performed Step 1 of the annual impairment test and compared the fair value of each of our reporting units to its respective carrying value, including goodwill. We identified our regional reporting units as components of our operating segments, which are our five agency networks. The regional reporting units of each agency network are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our client-centric strategy for delivering services to clients in their regions. We have concluded that for each of our operating segments, their regional reporting units have similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in FASB ASC Topic 280, Segment Reporting, and the guidance set forth in FASB ASC Topic 350. Consistent with our fundamental business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics. The main economic components of each agency are employee compensation and related costs and direct service costs and occupancy and other costs, which include rent and occupancy costs, technology costs that are generally limited to personal computers, servers and off-the-shelf software and other overhead expenses. Finally, the expected benefits of our acquisitions are typically shared by multiple agencies in various regions as they work together to integrate the acquired agency into our client service strategy.

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

The assumptions used for the long-term growth rate and WACC in our evaluations as of June 30, 2016 and 2015 were:

	June 30,
	2016	2015
Long-Term Growth Rate	4%	4%
WACC	9.7% - 10.3%	10.1% -10.7%

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

When performing the annual impairment test as of June 30, 2016 and estimating the future cash flows of our reporting units, we considered the current macroeconomic environment, as well as industry and market specific conditions at mid-year 2016. In the first half of 2016, we experienced an increase in our revenue of 3.6%, which excluded growth from acquisitions and the impact from changes in foreign exchange rates. Economic conditions in the Euro Zone are unsettled and the continuing fiscal issues faced by many countries in the European Union has caused economic difficulty in certain of our Euro Zone markets. During 2016, weakness in most Latin American economies we operate in have the potential to affect our near-term performance in that region. We considered the effect of these conditions in our annual impairment test.

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
Goodwill Impairment Review - Conclusion

Based on the results of the Step 1 impairment test, we concluded that our goodwill at June 30, 2016 was not impaired, because the fair value of each reporting unit was substantially in excess of its respective net book value. The minimum decline in fair value that one of our reporting units would need to experience in order to fail Step 1 of the goodwill impairment test was approximately 77%. Notwithstanding our belief that the assumptions we used for WACC and long-term growth rate in our impairment testing are reasonable, we performed a sensitivity analysis for each of our reporting units. The results of this sensitivity analysis on our impairment test as of June 30, 2016 revealed that if the WACC increased by 1% and/or the long-term growth rate decreased by 1%, the fair value of each of our reporting units would continue to be substantially in excess of its respective net book value and would pass Step 1 of the impairment test.

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

Subsequent to the annual impairment test at June 30, 2016, there were no events or circumstances that triggered the need for an interim impairment test. Additional information about acquisitions and goodwill appears in Notes 2, 4 and 5 to the consolidated financial statements.
Revenue Recognition

We recognize revenue in accordance with FASB ASC Topic 605, Revenue Recognition, and applicable SEC Staff Accounting Bulletins. Substantially all of our revenue is derived from fees for services based on a rate per hour or equivalent basis. Revenue is realized when the service is performed in accordance with the client arrangement and upon the completion of the earnings process. Our primary client arrangements include: fixed fee contracts where revenue is recognized based on the level of effort completed to date, retainer agreements where revenue is recognized on a straight-line basis over the contract period, and media commissions where revenue is recognized when the media is run. Prior to recognizing revenue, persuasive evidence of an arrangement must exist, the sales price must be fixed or determinable, delivery, performance and acceptance must be in accordance with the client arrangement and collection must be reasonably assured. These principles are the foundation of our revenue recognition policy and apply to all client arrangements in each of our service disciplines: advertising, CRM, public relations and specialty communications. Because the services that we provide across each of our disciplines are similar and delivered to clients in similar ways, all of the key elements in revenue recognition apply to client arrangements in each of our four disciplines.

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

Some of our client arrangements include performance incentive provisions designed to link a portion of our revenue to our performance relative to quantitative and qualitative goals. We recognize performance incentives in revenue when the specific quantitative goals are achieved, or when our performance against qualitative goals is determined by the client. We may receive rebates or credits from certain vendors based on transactions entered into on behalf of clients. These rebates or credits are remitted to the clients or in certain international markets may be retained by us based on the terms of the client contract or local law. Amounts passed on to clients are recorded as a liability and amounts retained by us are recorded as revenue when earned.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which will replace all existing revenue recognition guidance under U.S. GAAP. On July 9, 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09 to all annual and interim periods beginning after December 15, 2017. ASU 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented or recognition of the cumulative effect of retrospective application of the new standard as of the beginning of the period of initial application. We plan to apply ASU 2014-09 on January 1, 2018. Presently, we are not yet in a position to conclude on the transition method we will choose. Based on our initial assessment, the impact of the application of the new standard will likely result in a change in the timing of our revenue recognition for performance incentives received from clients. Performance incentives are currently recognized in revenue when specific quantitative goals are achieved, or when our performance against qualitative goals is determined by the client. Under the new standard, we will be required to estimate the amount of the incentive that will be earned at the inception of the contract and recognize the incentive over the term of the contract. While performance incentives are not material to our revenue, this will result in an acceleration of revenue recognition for certain contract incentives compared to the current method. Additionally, in certain of our businesses we record revenue as a principal and include certain third-party pass-through and out-of-pocket costs, which are billed to clients in connection with our services, in revenue. In March 2016, the FASB issued further guidance on principal versus agent considerations. We are currently evaluating the impact of the principal versus agent guidance on our revenue and cost of services; however, we do not expect the change, if any, to have a material effect on our results of operations.

Additional information about our revenue recognition policy appears in Note 2 to the consolidated financial statements.
Share-Based Compensation

The majority of our incentive based share awards represent restricted stock awards and performance restricted stock awards, or PRSUs. Share-based compensation for these awards is determined and fixed on the grant date using the closing price of our common stock and we have assumed that substantially all the PRSUs will vest.

Share-based compensation expense of $93.4 million, $99.4 million and $93.5 million in 2016, 2015 and 2014, respectively, primarily resulted from restricted stock awards. Information about our stock award plans can be found in Note 9 to the consolidated financial statements.
NEW ACCOUNTING STANDARDS

See Note 20 for information on the adoption of new accounting standards and accounting standards not yet adopted.

RESULTS OF OPERATIONS - 2016 Compared to 2015 (in millions):

	2016	2015
Revenue	$15,416.9	$15,134.4
Operating Expenses:
Salary and service costs	11,453.2	11,248.7
Occupancy and other costs	1,218.0	1,242.7
Cost of services	12,671.2	12,491.4
Selling, general and administrative expenses	443.9	431.8
Depreciation and amortization	292.9	291.1
	13,408.0	13,214.3
Operating Profit	2,008.9	1,920.1
Operating Margin - %	13.0%	12.7%
Add back: Amortization of intangible assets	115.2	109.3
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	2,124.1	2,029.4
EBITA Margin - %	13.8%	13.4%
Deduct: Amortization of intangible assets	115.2	109.3
Operating Profit	2,008.9	1,920.1
Interest Expense	209.7	181.1
Interest Income	42.6	39.6
Income Before Income Taxes and Income From Equity Method Investments	1,841.8	1,778.6
Income Tax Expense	600.5	583.6
Income From Equity Method Investments	5.4	8.4
Net Income	1,246.7	1,203.4
Net Income Attributed To Noncontrolling Interests	98.1	109.5
Net Income - Omnicom Group Inc.	$1,148.6	$1,093.9

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
Revenue

In 2016, revenue increased $282.5 million to $15,416.9 million from $15,134.4 million in 2015. Changes in foreign exchange rates reduced revenue $283.8 million, acquisitions, net of dispositions, increased revenue $38.2 million and organic growth increased revenue $528.1 million.

The components of revenue change in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
December 31, 2015	$15,134.4		$8,526.7		$6,607.7
Components of revenue change:
Foreign exchange impact	(283.8)	(1.9)%	—	—%	(283.8)	(4.3)%
Acquisitions, net of dispositions	38.2	0.3%	(56.9)	(0.7)%	95.1	1.4%
Organic growth	528.1	3.5%	158.0	1.9%	370.1	5.6%
December 31, 2016	$15,416.9	1.9%	$8,627.8	1.2%	$6,789.1	2.7%

The components and percentages are calculated as follows:

•
The foreign exchange impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $15,700.7 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($15,416.9 million less $15,700.7 million for the Total column).

•
Acquisitions, net of dispositions, is calculated by aggregating the prior period revenue of the acquired businesses, less the prior period revenue of any business that was disposed of in the current period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($15,134.4 million for the Total column).

In 2016, changes in foreign exchange rates continued to negatively impact revenue but at a more moderate rate as compared to 2015. The impact of foreign exchange rates in 2016 reduced revenue by 1.9%, or $283.8 million. While a number of currencies weakened against the U.S. Dollar, including the Australian Dollar, Brazilian Real, Canadian Dollar and Russian Ruble, the most significant impact resulted from the weakening of the British Pound.

Our results of operations are subject to risk from the translation to U.S. Dollars of the revenue and expenses of our foreign operations, which are generally denominated in their local currency. However, for the most part, because the revenue and expenses of our foreign operations are denominated in the same currency, the economic impact on operating margin is minimized. Assuming exchange rates at February 6, 2017 remain unchanged, we expect the impact of changes in foreign exchange rates to reduce 2017 revenue by approximately 1.25%.

Revenue and organic growth for 2016 and the change in revenue from 2015 in our principal regional markets were (in millions):

	2016	2015	$ Change	% Change	% Organic Growth
Americas:
North America	$9,174.0	$9,029.2	$144.8	1.6%	2.4%
Latin America	423.6	329.8	93.8	28.4%	(0.8)%
EMEA:
Europe	3,904.2	3,942.9	(38.7)	(1.0)%	4.3%
Middle East and Africa	278.9	260.6	18.3	7.0%	11.7%
Asia Pacific	1,636.2	1,571.9	64.3	4.1%	6.9%
	$15,416.9	$15,134.4	$282.5	1.9%	3.5%

Our primary markets in Europe comprise the U.K. and the Euro Zone. In 2016, the U.K. comprised 9.1% of revenue and the Euro Zone and the other European countries together comprised 16.2% of revenue. In 2016, revenue decreased 6.8% in the U.K. and increased 2.6% in the Euro Zone and the other European countries.

In North America, moderate growth in the United States and strong growth in Canada was partially offset by the weakening of the Canadian Dollar against the U.S. Dollar. In Europe, growth in the U.K., Spain, Russia and Italy was offset by the weakening of the British Pound and Russian Ruble against the U.S. Dollar and negative performance in the Netherlands. The increase in revenue in Latin America was a result of our acquisition activity in Brazil, which was partially offset by the weakening of most currencies in the region against the U.S. Dollar, especially the Brazilian Real. The continuing uncertainty in the economic and political climate in Brazil resulted in organic revenue declines that partially offset the growth from our acquisition and also overshadowed strong growth in Mexico. In Asia Pacific, growth in the major economies in the region was also partially offset by the weakening of most currencies in the region against the U.S. Dollar.

In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change in 2016 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 3.0% and 2.7% of revenue in 2016 and 2015, respectively. Our ten largest and 100 largest clients represented 18.3% and 52.4% of revenue in 2016, respectively, and 17.9% and 52.3% of revenue in 2015, respectively.
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

In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories: advertising, CRM, public relations and specialty communications. Revenue for 2016 and 2015 and the change in revenue and organic growth from 2015 by discipline were (in millions):

	Year Ended December 31,
	2016		2015		2016 vs. 2015
	$	% of Revenue	$	% of Revenue	$ Change	% Change	% Organic Growth
Advertising	$8,194.5	53.2%	$7,824.5	51.7%	$370.0	4.7%	5.9%
CRM	4,738.3	30.7%	4,913.1	32.5%	(174.8)	(3.6)%	(0.3)%
Public relations	1,374.8	8.9%	1,329.1	8.8%	45.7	3.4%	2.8%
Specialty communications	1,109.3	7.2%	1,067.7	7.0%	41.6	3.9%	4.6%
	$15,416.9		$15,134.4		$282.5	1.9%	3.5%

We provide services to clients that operate in a number of industry sectors. Revenue by sector for 2016 and 2015 was:

	2016	2015
Food and Beverage	13%	13%
Consumer Products	10%	10%
Pharmaceuticals and Health Care	12%	11%
Financial Services	7%	7%
Technology	9%	10%
Auto	8%	8%
Travel and Entertainment	7%	6%
Telecommunications	5%	5%
Retail	6%	6%
Other	23%	24%

Operating Expenses

Operating expenses for 2016 compared to 2015 were (in millions):

	Year Ended December 31,
	2016		2015		2016 vs. 2015
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$15,416.9		$15,134.4		$282.5	1.9%
Operating Expenses:
Salary and service costs	11,453.2	74.3%	11,248.7	74.3%	204.5	1.8%
Occupancy and other costs	1,218.0	7.9%	1,242.7	8.2%	(24.7)	(2.0)%
Cost of services	12,671.2		12,491.4		179.8
Selling, general and administrative expenses	443.9	2.9%	431.8	2.9%	12.1	2.8%
Depreciation and amortization	292.9	1.9%	291.1	1.9%	1.8	0.6%
	13,408.0	87.0%	13,214.3	87.3%	193.7	1.5%
Operating Profit	$2,008.9	13.0%	$1,920.1	12.7%	$88.8	4.6%

Operating expenses increased 1.5% in 2016 compared to 2015. Salary and service costs, which tend to fluctuate with changes in revenue, increased $204.5 million, or 1.8%, in 2016 compared to 2015. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $24.7 million, or 2.0%, in 2016 compared to 2015, principally resulting from our ongoing efforts to leverage scale and enhance efficiency. SG&A expenses increased $12.1 million year-over-year primarily related to professional fees incurred in connection with our acquisition activities. As a result, operating margin in 2016 increased to 13.0% from 12.7% in 2015 and EBITA margin increased year-over-year to 13.8% from 13.4%.
Net Interest Expense

Net interest expense increased $25.6 million to $167.1 million in 2016 from $141.5 million in 2015. Interest expense increased $28.6 million to $209.7 million in 2016, primarily resulting from the reduced benefit of the $1 billion fixed-to-floating interest rate swap on the 2022 Notes. In January 2016, we settled the interest rate swap on the 2022 Notes. By settling the swap, we were able to lock interest savings over the remaining term of the 2022 Notes by reducing the effective rate to 2.7% from 3.5%. On April 6, 2016, we issued $1.4 billion principal amount of 2026 Notes and a portion of the proceeds were used to retire the 2016 Notes at maturity. Concurrent with the issuance of the 2026 Notes, we entered into a $500 million fixed-to-floating interest rate swap on the 2026 Notes. At December 31, 2016, our debt portfolio was approximately 75% fixed rate obligations and 25% floating rate obligations as compared to 61% fixed rate and 39% floating rate at December 31, 2015 and, as a result, in 2016 there was less floating rate benefit from the interest rate swaps. A discussion of our interest rate swaps is included in Note 6 to the consolidated financial statements. Interest income increased $3.0 million in 2016 compared to the prior year, as a result of higher cash balances in our international treasury centers available for investment.
Income Taxes

Our effective tax rate for 2016 was 32.6% compared to 32.8% for 2015.

Net Income Per Common Share - Omnicom Group Inc.

Net income - Omnicom Group Inc. increased $54.7 million, or 5.0%, to $1,148.6 million in 2016 from $1,093.9 million in 2015. The year-over-year increase is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 8.4% to $4.78 in 2016, compared to $4.41 in 2015 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards and stock option exercises and shares issued under our employee stock purchase plan.

RESULTS OF OPERATIONS - 2015 Compared to 2014 (in millions):

	2015	2014
Revenue	$15,134.4	$15,317.8
Operating Expenses:
Salary and service costs	11,248.7	11,245.5
Occupancy and other costs	1,242.7	1,356.6
Cost of services	12,491.4	12,602.1
Selling, general and administrative expenses	431.8	477.2
Depreciation and amortization	291.1	294.4
	13,214.3	13,373.7
Operating Profit	1,920.1	1,944.1
Operating Margin - %	12.7%	12.7%
Add back: Amortization of intangible assets	109.3	107.1
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	2,029.4	2,051.2
EBITA Margin - %	13.4%	13.4%
Deduct: Amortization of intangible assets	109.3	107.1
Operating Profit	1,920.1	1,944.1
Interest Expense	181.1	177.2
Interest Income	39.6	43.1
Income Before Income Taxes and Income From Equity Method Investments	1,778.6	1,810.0
Income Tax Expense	583.6	593.1
Income From Equity Method Investments	8.4	16.2
Net Income	1,203.4	1,233.1
Net Income Attributed To Noncontrolling Interests	109.5	129.1
Net Income - Omnicom Group Inc.	$1,093.9	$1,104.0

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

Revenue

In 2015, revenue decreased $183.4 million to $15,134.4 million from $15,317.8 million in 2014. Changes in foreign exchange rates reduced revenue $1.0 billion, acquisitions net of dispositions, increased revenue by $14.6 million and organic growth increased revenue $810.8 million.

The components of revenue change in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

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

•
Acquisitions, net of dispositions, is calculated by aggregating the prior period revenue of the acquired businesses, less the prior period revenue of any business that was disposed of in the current period.

•	Organic growth is calculated by subtracting both the foreign exchange and acquisition components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($15,317.8 million for the Total column).

In 2015, changes in foreign exchange rates reduced revenue by 6.6%, or $1.0 billion, compared to 2014. Substantially all currencies have weakened against the U.S. Dollar, with the most significant impacts resulting from the weakening of the Euro and British Pound, as well as the Australian Dollar, Brazilian Real, Canadian Dollar and Russian Ruble.

Revenue and organic growth for 2015 and the change in revenue from 2014 in our principal regional markets were (in millions):

	2015	2014	$ Change	% Change	% Organic Growth
Americas:
North America	$9,029.2	$8,672.0	$357.2	4.1%	5.4%
Latin America	329.8	439.7	(109.9)	(25.0)%	(3.3)%
EMEA:
Europe	3,942.9	4,346.4	(403.5)	(9.3)%	4.9%
Middle East and Africa	260.6	256.1	4.5	1.7%	6.8%
Asia Pacific	1,571.9	1,603.6	(31.7)	(2.0)%	7.9%
	$15,134.4	$15,317.8	$(183.4)	(1.2)%	5.3%

Our primary markets in Europe comprise the U.K. and the Euro Zone. In 2015, the U.K. comprised 10.0% of revenue and the Euro Zone and the other European countries together comprised 16.1% of revenue. In 2015, revenue increased 0.2% in the U.K. and decreased 14.3% in the Euro Zone and the other European countries.

In North America, moderate growth in the United States and Canada was partially offset by the weakening of the Canadian Dollar against the U.S. Dollar. In Europe, growth in the U.K., Germany and Spain was offset by the weakening of all major European currencies against the U.S. Dollar and negative performance in The Netherlands and France. The decrease in revenue in Latin America was a result of the weakening of all currencies in the region and negative performance in Chile and Brazil, which offset strong growth in Mexico. In Brazil, the decline resulted from a difficult comparison to the prior year period, which included additional client spending related to the World Cup primarily in the second quarter of 2014 and a decline in economic conditions that began in 2015. In Asia Pacific, strong growth in the major economies in the region was offset by the weakening of the currencies in the region.

In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change in 2015 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 2.7% and 2.6% of our revenue in 2015 and 2014, respectively. Our ten largest and 100 largest clients represented 17.9% and 52.3% of revenue in 2015, respectively, and 18.1% and 50.4% of revenue in 2014, respectively.

Revenue for 2015 and 2014 and the change in revenue and organic growth from 2014 by discipline were (in millions):

	Year Ended December 31,
	2015		2014		2015 vs. 2014
	$	% of Revenue	$	% of Revenue	$ Change	% Change	% Organic Growth
Advertising	$7,824.5	51.7%	$7,710.7	50.4%	$113.8	1.5%	9.0%
CRM	4,913.1	32.5%	5,178.9	33.8%	(265.8)	(5.1)%	2.4%
Public relations	1,329.1	8.8%	1,370.6	8.9%	(41.5)	(3.0)%	(2.2)%
Specialty communications	1,067.7	7.0%	1,057.6	6.9%	10.1	1.0%	2.4%
	$15,134.4		$15,317.8		$(183.4)	(1.2)%	5.3%

We provide services to clients that operate in a number of industry sectors. Revenue by sector for 2015 and 2014 was:

	2015	2014
Food and Beverage	13%	13%
Consumer Products	10%	9%
Pharmaceuticals and Health Care	11%	10%
Financial Services	7%	7%
Technology	10%	9%
Auto	8%	8%
Travel and Entertainment	6%	6%
Telecommunications	5%	5%
Retail	6%	7%
Other	24%	26%

Operating Expenses

Operating expenses for 2015 compared to 2014 were (in millions):

	Year Ended December 31,
	2015		2014		2015 vs. 2014
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$15,134.4		$15,317.8		$(183.4)	(1.2)%
Operating Expenses:
Salary and service costs	11,248.7	74.3%	11,245.5	73.4%	3.2	—%
Occupancy and other costs	1,242.7	8.2%	1,356.6	8.9%	(113.9)	(8.4)%
Cost of services	12,491.4		12,602.1
Selling, general and administrative expenses	431.8	2.9%	477.2	3.1%	(45.4)	(9.5)%
Depreciation and amortization	291.1	1.9%	294.4	1.9%	(3.3)	(1.1)%
	13,214.3	87.3%	13,373.7	87.3%	(159.4)	(1.2)%
Operating Profit	$1,920.1	12.7%	$1,944.1	12.7%	$(24.0)	(1.2)%

Operating expenses decreased $159.4 million in 2015 compared to 2014. Salary and service costs, which tend to fluctuate with changes in revenue, increased $3.2 million in 2015 compared to 2014 reflecting growth in revenue and increases related to changes in the mix of our business during the period. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $113.9 million in 2015 compared to 2014, reflecting the continuing effort by our agencies to reduce operating costs. SG&A expenses decreased $45.4 million year-over-year primarily related to a reduction in professional fees. As a result, operating margin and EBITA margin were unchanged year-over-year at 12.7% and 13.4%, respectively.

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

In October 2015, we terminated the swap on the 2020 Notes and reduced the swap on the 2022 Notes to $1 billion. Additionally, we entered into a $750 million fixed-to-floating interest rate swap on the 2024 Notes.
Income Taxes

Our effective tax rate was 32.8% and was in line with the prior year, which included the recognition of an income tax benefit of approximately $11 million related to expenses incurred in connection with a proposed merger with Publicis Groupe S.A., or Publicis. The merger was terminated in May 2014.
Net Income Per Common Share - Omnicom Group Inc.

Net income - Omnicom Group Inc. decreased $10.1 million, or 0.9%, to $1,093.9 million in 2015 from $1,104.0 million in 2014. The year-over-year decrease in net income - Omnicom Group Inc. is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 4.0% to $4.41 in 2015, compared to $4.24 in 2014 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards and stock option exercises and shares issued under our employee stock purchase plan. Excluding the net effect of the proposed merger with Publicis, which included the income tax benefit of approximately $11 million, net income - Omnicom Group Inc. and diluted net income per common share - Omnicom Group Inc. for 2014 were $1,101.4 million and $4.23, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements

Our primary source of liquidity is operating cash flow. In addition to our cash and cash equivalents and short-term investments, additional liquidity sources include a $2.5 billion revolving credit facility, or Credit Facility, uncommitted domestic and international credit lines, the ability to issue up to $2 billion of commercial paper and access to the capital markets. These sources of liquidity fund our non-discretionary cash requirements and our discretionary spending.

Working capital is our principal non-discretionary funding requirement. In addition, we have contractual obligations related to our senior notes, recurring business operations, primarily related to lease obligations, and contingent purchase price obligations (earn-outs) from prior acquisitions. Our principal discretionary cash spending includes dividend payments to common shareholders, capital expenditures, strategic acquisitions and repurchases of our common stock. As a result, we typically have a short-term borrowing requirement normally peaking during the second quarter of the year primarily due to the timing of payments for incentive compensation, income taxes and contingent purchase price obligations.

Based on past performance and current expectations, we believe that our operating cash flow will be sufficient to meet our non-discretionary cash requirements, and our discretionary spending through 2017. Our cash and cash equivalents and short-term investments, access to the commercial paper market, Credit Facility, uncommitted credit lines and access to the capital markets provide additional sources of liquidity.

Cash and cash equivalents increased $397.0 million from December 31, 2015. The components of the increase were:

Sources
Cash flow from operations		$1,931.2
Less: Increase in operating capital		(323.0)
Principal cash sources		1,608.2
Uses
Capital expenditures	$(165.5)
Dividends paid to common shareholders	(505.4)
Dividends paid to shareholders of noncontrolling interests	(87.2)
Acquisition payments, including payment of contingent purchase price obligations and acquisition of additional noncontrolling interests, net of cash acquired	(499.3)
Repurchases of common stock, net of proceeds from stock plans and tax benefits	(554.2)
Principal cash uses		(1,811.6)
Principal cash uses in excess of principal cash sources		(203.4)
Foreign exchange rate changes		(75.5)
Financing activities and other		352.9
Increase in operating capital		323.0
Increase in cash and cash equivalents		$397.0

Principal cash sources and principal cash uses amounts are Non-GAAP liquidity measures. These amounts exclude changes in working capital and other investing and financing activities, including commercial paper issuances and redemptions used to fund working capital changes. This presentation reflects the metrics used by us to assess our sources and uses of cash and was derived from our consolidated statement of cash flows. We believe that this presentation is meaningful to understand the primary sources and uses of our cash flow and the effect on our cash and cash equivalents. Non-GAAP liquidity measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with U.S. GAAP. Non-GAAP liquidity measures as reported by us may not be comparable to similarly titled amounts reported by other companies. Additional information regarding our cash flows can be found in our consolidated financial statements.

Cash Management

Our regional treasury centers in North America, Europe and Asia manage our cash and liquidity. Each day, operations with excess funds invest these funds with their regional treasury center. Likewise, operations that require funds borrow from their regional treasury center. The treasury centers aggregate the net position which is either invested with or borrowed from third parties. To the extent that our treasury centers require liquidity, they have the ability to issue up to a total of $2 billion of U.S. Dollar-denominated commercial paper or borrow under the Credit Facility or the uncommitted credit lines. This process enables us to manage our debt more efficiently and utilize our cash more effectively, as well as manage our risk to foreign exchange rate imbalances. In countries where we either do not conduct treasury operations or it is not feasible for one of our treasury centers to fund net borrowing requirements on an intercompany basis, we arrange for local currency uncommitted credit lines.

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

At December 31, 2016, our foreign subsidiaries held approximately $899 million of our total cash and cash equivalents of $3.0 billion. The majority of the cash is available to us, net of any taxes payable upon repatriation to the United States. Changes in international tax rules or changes in U.S. tax rules and regulations covering international operations and foreign tax credits may affect our future reported financial results or the way we conduct our business.

Our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents and short-term investments, at December 31, 2016 decreased $24.6 million as compared to December 31, 2015. Cash and cash equivalents and short-term investments increased $403.1 million, which was substantially offset by a net increase in our senior notes and short-term debt.

The components of net debt at December 31, 2016 and 2015 were (in millions):

	2016	2015
Short-term debt	$28.7	$5.2
Long-term debt, including current portion	4,920.6	4,565.6
Total debt	4,949.3	4,570.8
Cash and cash equivalents and short-term investments	(3,022.8)	(2,619.7)
Net debt	$1,926.5	$1,951.1

Net debt is a Non-GAAP liquidity measure. This presentation, together with the comparable U.S. GAAP liquidity measures, reflects one of the key metrics used by us to assess our cash management. Non-GAAP liquidity measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with U.S. GAAP. Non-GAAP liquidity measures as reported by us may not be comparable to similarly titled amounts reported by other companies.

Debt Instruments and Related Covenants
At December 31, 2016, our short-term liquidity sources include the $2.5 billion Credit Facility, expiring on July 31, 2021, domestic and international uncommitted credit lines aggregating $1.1 billion and the ability to issue up to $2 billion of commercial paper.
The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At December 31, 2016, we were in compliance with these covenants as our Leverage Ratio was 2.2 times and our Interest Coverage Ratio was 11.0 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.

On April 6, 2016, we issued $1.4 billion principal amount of 2026 Notes and a portion of the proceeds were used to retire the 2016 Notes, at maturity. Concurrent with the issuance of the 2026 Notes, we entered into a $500 million fixed-to-floating interest rate swap on the 2026 Notes.
At December 31, 2016, the total principal amount of our fixed rate senior notes was $4.9 billion and the total amount of the fixed-to-floating interest rate swaps was $1.25 billion. The interest rate swaps have the economic effect of converting our debt portfolio to approximately 75% fixed rate obligations and 25% floating rate obligations. A discussion of our interest rate swaps is included in Note 6 to the consolidated financial statements.
Omnicom and its wholly owned finance subsidiary, Omnicom Capital Inc., or OCI, are co-obligors under all the senior notes. The senior notes are a joint and several liability of us and OCI and we unconditionally guarantee OCI’s obligations with respect to the senior notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries and the related interest receivable. There are no restrictions on the ability of OCI or us to obtain funds from our subsidiaries through dividends, loans or advances. Our senior notes are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness.
Credit Markets and Availability of Credit
We typically fund our day-to-day liquidity by issuing commercial paper. As an additional source of liquidity, we may borrow under the Credit Facility or the uncommitted credit lines. At December 31, 2016, there were no outstanding commercial paper issuances or borrowings under the Credit Facility or the uncommitted credit lines.
Commercial paper activity for the three years ended December 31, 2016 was (dollars in millions):

	2016	2015	2014
Average amount outstanding during the year	$861.3	$964.8	$909.0
Maximum amount outstanding during the year	$1,608.9	$1,720.7	$1,795.8
Average days outstanding	11.2	13.2	20.3
Weighted average interest rate	0.70%	0.46%	0.29%
At December 31, 2016, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody's. Our access to the commercial paper market and the cost of these borrowings are affected by our credit ratings and market conditions. Our senior notes and Credit Facility do not contain provisions that require acceleration of cash payments in the event our debt credit ratings are downgraded.
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

Contractual obligations at December 31, 2016 were (in millions):

		Obligation Due
	Total Obligation	2017	2018 - 2019	2020 - 2021	After 2021
Long-term debt:
Principal	$4,900.1	$0.1	$500.0	$1,000.0	$3,400.0
Interest	1,165.0	198.8	383.4	274.0	308.8
Lease obligations	1,639.0	320.9	460.9	305.0	552.2
Deferred tax liability - convertible debt	132.3	65.8	66.5	—	—
Contingent purchase price obligations	386.1	190.8	111.1	84.2	—
Defined benefit pension plans benefit obligation	251.1	9.0	18.5	27.8	195.8
Postemployment arrangements benefit obligation	120.3	8.1	15.1	11.3	85.8
Uncertain tax positions	116.9	22.8	43.7	50.4	—
	$8,710.8	$816.3	$1,599.2	$1,752.7	$4,542.6

Certain acquisitions include an initial payment at closing and provide for future additional contingent purchase price payments (earn-outs) that are recorded as a liability at the acquisition date fair value. Subsequent changes in the fair value of the liability are recorded in results of operations.

The unfunded benefit obligation for our defined benefit pension plans and liability for our postemployment arrangements was $302.8 million at December 31, 2016. In 2016, we contributed $6.6 million to our defined benefit pension plans and paid $9.2 million in benefits for our postemployment arrangements. We do not expect these payments to increase significantly in 2017.

The liability for uncertain tax positions is subject to uncertainty as to when or if the liability will be paid. We have assigned the liability to the periods presented based on our judgment as to when these liabilities will be resolved by the appropriate taxing authorities.

Commercial commitments at December 31, 2016 were (in millions):

		Commitment Expires
	Total Commitment	2017	2018 - 2019	2020 - 2021	After 2021
Standby letters of credit	$5.5	$3.5	$2.0	$—	$—
Guarantees	87.8	73.3	6.9	2.5	5.1
	$93.3	$76.8	$8.9	$2.5	$5.1

At December 31, 2016, there were no significant off-balance sheet arrangements.
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

We evaluate the effects of changes in foreign currency exchange rates, interest rates and other relevant market risks on our derivative instruments. We periodically determine the potential loss from market risk on our derivative instruments by performing a value-at-risk, or VaR, analysis. VaR is a statistical model that utilizes historical currency exchange and interest rate data to measure the potential impact on future earnings of our derivative financial instruments assuming normal market conditions. The VaR model is not intended to represent actual losses but is used as a risk estimation and management tool. Based on the results of the model, we estimate with 95% confidence a maximum one-day change in the net fair value of our derivative financial instruments at December 31, 2016 was not significant.
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
Our international operations represent approximately 44% of our revenue. While our major international markets include the Euro Zone, the United Kingdom, Australia, Brazil, Canada, China and Japan, our agencies transact business in more than 50 different currencies.
As an integral part of our global treasury operations, we centralize our cash and use multicurrency pools to manage the foreign exchange risk that arises from imbalances between subsidiaries and their respective treasury centers from which they borrow or invest funds. However, in certain circumstances, subsidiaries borrowing or investing with a treasury center operating in a different currency creates foreign exchange exposure. At December 31, 2016 and 2015, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $99.0 million and $22.1 million, respectively, to manage the foreign exchange risk associated with these activities. Additionally, there are circumstances where revenue and expense transactions are not denominated in the same currency. In these instances, amounts are either promptly settled or hedged with forward foreign exchange contracts. At December 31, 2016 and 2015, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $94.0 million and $85.9 million, respectively, to manage the foreign exchange risk of these activities. The fair value of the forward foreign contracts at December 31, 2016 and 2015 was a net liability of $1.1 million and $0.1 million, respectively.
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
Interest Rate Risk
We use interest rate swaps to manage our interest cost and structure our long-term debt portfolio to achieve a mix of fixed rate and floating rate debt. Based on market conditions, we may terminate the swaps to reduce our exposure to rising interest rates or to monetize any gain and lock in a reduction in interest expense over the term of the underlying debt. At December 31, 2016, the total principal amount of our fixed rate senior notes was $4.9 billion and the total amount of the fixed-to-floating interest rate swaps was $1.25 billion. The interest rate swaps have the economic effect of converting our debt portfolio to approximately 75% fixed rate obligations and 25% floating rate obligations. A discussion of our interest rate swaps is included in Note 6 to the consolidated financial statements.
Credit Risk
We provide advertising, marketing and corporate communications services to several thousand clients who operate in nearly every sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client represented 3.0% of revenue in 2016. However, during periods of economic downturn, the credit profiles of our clients could change.

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
Item 8. Financial Statements and Supplementary Data
See Item 15, “Exhibits, Financial Statement Schedules.”
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2016, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Annual Report on Form 10-K for the year ended December 31, 2016 are appropriate.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2016. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2016, dated February 9, 2017, which is included on page F-2 of this 2016 10-K.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information regarding Executive Officers of the Registrant is included in Part I, Item 1, “Business.” Additional information called for by this Item, to the extent not included in this document, is incorporated herein by reference to the information to be included under the captions “Corporate Governance,” “Items To Be Voted On - Item 1 - Election of Directors,” “Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance” and “Shareholder Proposals and Director Nominations For The 2018 Annual Meeting” in our definitive proxy statement, which is expected to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016, or our Proxy Statement.
Item 11. Executive Compensation

The information called for by this Item is incorporated herein by reference to the information to be included under the captions “Executive Compensation,” “Directors' Compensation For Fiscal 2016” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.
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

3(ii)	By-laws of Omnicom Group Inc., as amended and restated on March 14, 2016 (Exhibit 3.1 to our Current Report on Form 8-K (File No. 1-10551) dated March 15, 2016 and incorporated herein by reference).

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

4.4
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

4.5
Fourth Supplemental Indenture to the 2009 Base Indenture, dated as of July 20, 2012, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee, (Exhibit 4.4 to the July 20, 2012 8-K and incorporated herein by reference).

4.6
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

4.7	Form of 6.25% Notes due 2019 (Exhibit 4.3 to the July 1, 2009 8-K and incorporated herein by reference).

4.8	Form of 4.45% Notes due 2020 (Exhibit 4.2 to the August 5, 2010 8-K and incorporated herein by reference).

4.9	Form of 3.625% Notes due 2022 (Exhibit 4.2 to the August 9, 2012 8-K and incorporated herein by reference).

4.10
Base Indenture, dated as of October 29, 2014, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee, (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated October 29, 2014 (“October 29, 2014 8-K”) and incorporated herein by reference).

4.11
First Supplemental Indenture, dated as of October 29, 2014, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee, in connection with our issuance of $750 million 3.65% Senior Notes due 2024 (Exhibit 4.2 to the October 29, 2014 8-K and incorporated herein by reference).

4.12	Form of 3.65% Notes due 2024 (Exhibit 4.3 to the October 29, 2014 8-K and incorporated herein by reference).

4.13
Second Supplemental Indenture, dated as of April 6, 2016, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee, in connection with the issuance of $1.4 billion 3.60% Senior Notes due 2026 (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated April 6, 2016 and incorporated herein by reference).

4.14	Form of 3.60% Notes due 2026 (included in Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated April 6, 2016 and incorporated herein by reference).

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

10.2	Director Equity Plan for Non-employee Directors (Appendix B to our Proxy Statement (File No. 1-10551) filed on April 23, 2004 and incorporated herein by reference).

10.3
Standard form of our Executive Salary Continuation Plan Agreement (Exhibit 10.5 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2012 (“2012 10-K”) and incorporated herein by reference).

10.4	Standard form of the Director Indemnification Agreement (Exhibit 10.25 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 1989 and incorporated herein by reference).

10.5
Senior Management Incentive Plan as amended and restated on December 4, 2008 (Exhibit 10.9 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2008 (“2008 10-K”) and incorporated herein by reference).

10.6	Omnicom Group Inc. SERCR Plan (Exhibit 10.10 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2011 and incorporated herein by reference).

10.7	Form of Award Agreement under the Omnicom Group Inc. SERCR Plan (Exhibit 10.2 to our Current Report on Form 8-K (File No. 1-10551) dated December 13, 2006 and incorporated herein by reference).

10.8	Omnicom Group Inc. Amended and Restated 2007 Incentive Award Plan (Appendix A to our Proxy Statement (File No. 1-10551) filed on April 15, 2010 and incorporated herein by reference).

10.9	Form of Indemnification Agreement (Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-10551) for the quarter ended June 30, 2007 and incorporated herein by reference).

10.10	Restricted Stock Unit Deferred Compensation Plan (Exhibit 10.16 to the 2008 10-K and incorporated herein by reference).

10.11	Restricted Stock Deferred Compensation Plan (Exhibit 10.17 to the 2008 10-K and incorporated herein by reference).

10.12	Amendment No. 1 to the Restricted Stock Deferred Compensation Plan (Exhibit 10.18 to the 2008 10-K and incorporated herein by reference).

10.13	Amendment No. 2 to the Restricted Stock Deferred Compensation Plan (Exhibit 10.19 to the 2008 10-K and incorporated herein by reference).

10.14	Form of Grant Notice and Option Agreement (Exhibit 10.20 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2010 (“2010 10-K”) and incorporated herein by reference).

10.15	Form of Grant Notice and Restricted Stock Agreement (Exhibit 10.21 to 2010 10-K and incorporated herein by reference).

10.16	Form of Grant Notice and Restricted Stock Unit Agreement (Exhibit 10.22 to 2010 10-K and incorporated herein by reference).

10.17
Form of Grant Notice and Performance Restricted Stock Unit Agreement (Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-10551) for the quarter ended June 30, 2011 and incorporated herein by reference).

10.18	Omnicom Group Inc. 2013 Incentive Award Plan (Appendix A to our Proxy Statement (File No. 1-10551) filed on April 11, 2013 and incorporated herein by reference).

10.19	Director Compensation and Deferred Stock Program.

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32
Certification of the Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

101	Interactive Data Files.
Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNICOM GROUP INC.
February 9, 2017	BY:	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE CRAWFORD	Chairman and Director	February 9, 2017
Bruce Crawford

/s/ JOHN D. WREN	Chief Executive Officer and President and Director (Principal Executive Officer)	February 9, 2017
John D. Wren

/s/ PHILIP J. ANGELASTRO	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 9, 2017
Philip J. Angelastro

/s/ ANDREW L. CASTELLANETA	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 9, 2017
Andrew L. Castellaneta

/s/ ALAN R. BATKIN	Director	February 9, 2017
Alan R. Batkin

/s/ MARY C. CHOKSI	Director	February 9, 2017
Mary C. Choksi

/s/ ROBERT CHARLES CLARK	Director	February 9, 2017
Robert Charles Clark

/s/ LEONARD S. COLEMAN, JR.	Director	February 9, 2017
Leonard S. Coleman, Jr.

/s/ SUSAN S. DENISON	Director	February 9, 2017
Susan S. Denison

/s/ MICHAEL A. HENNING	Director	February 9, 2017
Michael A. Henning

/s/ DEBORAH J. KISSIRE	Director	February 9, 2017
Deborah J. Kissire

/s/ JOHN R. MURPHY	Director	February 9, 2017
John R. Murphy

/s/ JOHN R. PURCELL	Director	February 9, 2017
John R. Purcell

/s/ LINDA JOHNSON RICE	Director	February 9, 2017
Linda Johnson Rice

/s/ VALERIE M. WILLIAMS	Director	February 9, 2017
Valerie M. Williams

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

Omnicom management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Management, with the participation of our Chief Executive Officer, or CEO, Chief Financial Officer, or CFO, and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2016. There have not been any changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected or are reasonably likely to affect our internal control over financial reporting.

KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2016, dated February 9, 2017.

The Board of Directors of Omnicom has an Audit Committee comprised of six independent directors. The Audit Committee meets periodically with financial management, Internal Audit and the independent auditors to review accounting, control, audit and financial reporting matters.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Omnicom Group Inc.:
We have audited the accompanying consolidated balance sheets of Omnicom Group Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. We also have audited Omnicom Group Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, the related financial statement Schedule II, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and the related financial statement Schedule II and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omnicom Group Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
New York, New York
February 9, 2017

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$3,002.2	$2,605.2
Short-term investments, at cost	20.6	14.5
Accounts receivable, net of allowance for doubtful accounts of $24.9 and $22.5	7,510.8	7,220.9
Work in process	1,125.4	1,122.7
Other current assets	1,063.0	1,017.2
Total Current Assets	12,722.0	11,980.5
Property and Equipment at cost, less accumulated depreciation of $1,233.4 and $1,206.6	674.8	692.7
Equity Method Investments	120.4	136.6
Goodwill	8,976.1	8,676.4
Intangible Assets, net of accumulated amortization of $777.6 and $680.7	427.4	344.8
Other Assets	244.7	279.7
TOTAL ASSETS	$23,165.4	$22,110.7
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$10,476.7	$9,812.0
Customer advances	1,186.6	1,283.5
Current portion of debt	0.1	1,001.4
Short-term debt	28.7	5.2
Taxes payable	349.6	319.1
Other current liabilities	1,969.2	1,798.4
Total Current Liabilities	14,010.9	14,219.6
Long-Term Debt	4,920.5	3,564.2
Long-Term Liabilities	892.3	800.5
Deferred Tax Liabilities	480.5	469.1
Commitments and Contingent Liabilities (See Note 16)
Temporary Equity - Redeemable Noncontrolling Interests	201.6	167.9
Equity:
Shareholders’ Equity:
Preferred stock, $1.00 par value, 7.5 million shares authorized, none issued	—	—
Common stock, $0.15 par value, 1.0 billion shares authorized, 297.2 and 397.2 million shares issued, 234.7 million and 239.7 million shares outstanding	44.6	59.6
Additional paid-in capital	798.3	859.9
Retained earnings	5,677.2	10,178.2
Accumulated other comprehensive income (loss)	(1,356.0)	(1,015.4)
Treasury stock, at cost, 62.5 million and 157.5 million shares	(3,002.1)	(7,629.9)
Total Shareholders’ Equity	2,162.0	2,452.4
Noncontrolling interests	497.6	437.0
Total Equity	2,659.6	2,889.4
TOTAL LIABILITIES AND EQUITY	$23,165.4	$22,110.7

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenue	$15,416.9	$15,134.4	$15,317.8
Operating Expenses:
Salary and service costs	11,453.2	11,248.7	11,245.5
Occupancy and other costs	1,218.0	1,242.7	1,356.6
Cost of services	12,671.2	12,491.4	12,602.1
Selling, general and administrative expenses	443.9	431.8	477.2
Depreciation and amortization	292.9	291.1	294.4
	13,408.0	13,214.3	13,373.7
Operating Profit	2,008.9	1,920.1	1,944.1
Interest Expense	209.7	181.1	177.2
Interest Income	42.6	39.6	43.1
Income Before Income Taxes and Income From Equity Method Investments	1,841.8	1,778.6	1,810.0
Income Tax Expense	600.5	583.6	593.1
Income From Equity Method Investments	5.4	8.4	16.2
Net Income	1,246.7	1,203.4	1,233.1
Net Income Attributed To Noncontrolling Interests	98.1	109.5	129.1
Net Income - Omnicom Group Inc.	$1,148.6	$1,093.9	$1,104.0

Net Income Per Share - Omnicom Group Inc.:
Basic	$4.80	$4.43	$4.27
Diluted	$4.78	$4.41	$4.24

Dividends Declared Per Common Share	$2.15	$2.00	$1.90

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2016	2015	2014
Net Income	$1,246.7	$1,203.4	$1,233.1
Other Comprehensive Income (Loss):
Cash flow hedge:
Loss for the period	(48.9)	(5.6)	—
Amortization of loss included in interest expense	4.0	—	—
Income tax effect	18.7	2.3	—
	(26.2)	(3.3)	—
Defined benefit pension plans and postemployment arrangements:
Unrecognized actuarial losses and prior service cost for the period	(18.3)	(7.8)	(48.4)
Amortization of prior service cost included in periodic benefit expense	7.6	7.5	6.4
Amortization of actuarial losses included in periodic benefit expense	6.4	7.3	3.2
Income tax effect	1.6	(2.8)	15.5
	(2.7)	4.2	(23.3)
Available-for-sale securities:
Unrealized gain for the period	0.2	0.4	0.6
Income tax effect	(0.1)	(0.1)	(0.2)
	0.1	0.3	0.4

Foreign currency translation adjustment	(319.4)	(427.2)	(442.4)
Other Comprehensive Income (Loss)	(348.2)	(426.0)	(465.3)
Comprehensive Income	898.5	777.4	767.8
Comprehensive Income Attributed To Noncontrolling Interests	90.5	80.7	90.4
Comprehensive Income - Omnicom Group Inc.	$808.0	$696.7	$677.4

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Three Years Ended December 31, 2016
(In millions, except per share amounts)

	Omnicom Group Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value
Balance as of December 31, 2013	397.2	$59.6	$817.1	$8,961.2	$(191.6)	$(6,063.9)	$3,582.4	$485.5	$4,067.9
Net income				1,104.0			1,104.0	129.1	1,233.1
Other comprehensive income (loss)					(426.6)		(426.6)	(38.7)	(465.3)
Dividends to noncontrolling interests								(111.3)	(111.3)
Acquisition of noncontrolling interests			(64.5)				(64.5)	(27.8)	(92.3)
Increase in noncontrolling interests from business combinations								34.5	34.5
Change in temporary equity			7.9				7.9		7.9
Shares issued for conversion of convertible notes			(25.5)			57.7	32.2		32.2
Common stock dividends declared ($1.90 per share)				(488.3)			(488.3)		(488.3)
Share-based compensation			93.5				93.5		93.5
Stock issued, share-based compensation			(9.9)			82.3	72.4		72.4
Common stock repurchased						(1,063.0)	(1,063.0)		(1,063.0)
Balance as of December 31, 2014	397.2	59.6	818.6	9,576.9	(618.2)	(6,986.9)	2,850.0	471.3	3,321.3
Net income				1,093.9			1,093.9	109.5	1,203.4
Other comprehensive income (loss)					(397.2)		(397.2)	(28.8)	(426.0)
Dividends to noncontrolling interests								(129.4)	(129.4)
Acquisition of noncontrolling interests			(38.8)				(38.8)	(24.2)	(63.0)
Increase in noncontrolling interests from business combinations								38.6	38.6
Change in temporary equity			11.9				11.9		11.9
Common stock dividends declared ($2.00 per share)				(492.6)			(492.6)		(492.6)
Share-based compensation			99.4				99.4		99.4
Stock issued, share-based compensation			(31.2)			84.5	53.3		53.3
Common stock repurchased						(727.5)	(727.5)		(727.5)
Balance as of December 31, 2015	397.2	59.6	859.9	10,178.2	(1,015.4)	(7,629.9)	2,452.4	437.0	2,889.4
Net income				1,148.6			1,148.6	98.1	1,246.7
Other comprehensive income (loss)					(340.6)		(340.6)	(7.6)	(348.2)
Dividends to noncontrolling interests								(87.2)	(87.2)
Acquisition of noncontrolling interests			(87.7)				(87.7)	(16.0)	(103.7)
Increase in noncontrolling interests from business combinations								73.3	73.3
Change in temporary equity			(33.0)				(33.0)		(33.0)
Common stock dividends declared ($2.15 per share)				(513.9)			(513.9)		(513.9)
Share-based compensation			93.4				93.4		93.4
Stock issued, share-based compensation			(34.3)			79.3	45.0		45.0
Common stock repurchased						(602.2)	(602.2)		(602.2)
Treasury stock retired	(100.0)	(15.0)		(5,135.7)		5,150.7	—		—
Balance as of December 31, 2016	297.2	$44.6	$798.3	$5,677.2	$(1,356.0)	$(3,002.1)	$2,162.0	$497.6	$2,659.6

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$1,246.7	$1,203.4	$1,233.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	177.7	181.8	187.3
Amortization of intangible assets	115.2	109.3	107.1
Amortization of deferred gain on interest rate swaps	(15.4)	(9.2)	(7.2)
Share-based compensation	93.4	99.4	93.5
Excess tax benefit from share-based compensation	(21.2)	(27.2)	(29.6)
Deferred gain from settlement of interest rate swaps	54.2	50.4	—
Deferred loss from settlement of forward-starting interest rate swap	(54.5)	—	—
Other, net	12.1	6.8	(1.5)
Increase (decrease) in operating capital	323.0	557.6	(106.2)
Net Cash Provided By Operating Activities	1,931.2	2,172.3	1,476.5
Cash Flows from Investing Activities:
Capital expenditures	(165.5)	(202.7)	(213.0)
Acquisition of businesses and interests in affiliates, net of cash acquired	(308.8)	(60.3)	(74.9)
Sale (purchase) of short-term investments, net	(7.3)	(0.5)	21.0
Net Cash Used In Investing Activities	(481.6)	(263.5)	(266.9)
Cash Flows from Financing Activities:
Change in short-term debt	(1.2)	(1.1)	2.1
Proceeds from borrowings	1,389.6	—	747.6
Repayment of debt	(1,000.0)	—	—
Redemption of convertible debt	—	—	(252.7)
Dividends paid to common shareholders	(505.4)	(496.7)	(468.0)
Repurchases of common stock	(602.2)	(727.5)	(1,063.0)
Proceeds from stock plans	26.8	20.1	39.3
Acquisition of additional noncontrolling interests	(72.7)	(33.5)	(69.5)
Dividends paid to noncontrolling interest shareholders	(87.2)	(129.4)	(111.3)
Payment of contingent purchase price obligations	(110.5)	(55.3)	(83.2)
Excess tax benefit from share-based compensation	21.2	27.2	29.6
Other, net	(35.5)	(32.9)	(29.0)
Net Cash Used In Financing Activities	(977.1)	(1,429.1)	(1,258.1)
Effect of foreign exchange rate changes on cash and cash equivalents	(75.5)	(262.6)	(273.9)
Net Increase (Decrease) in Cash and Cash Equivalents	397.0	217.1	(322.4)
Cash and Cash Equivalents at the Beginning of Year	2,605.2	2,388.1	2,710.5
Cash and Cash Equivalents at the End of Year	$3,002.2	$2,605.2	$2,388.1

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
2. Significant Accounting Policies

Revenue Recognition. We recognize revenue in accordance with FASB Accounting Standards Codification (“FASB ASC”) Topic 605, Revenue Recognition, and applicable SEC Staff Accounting Bulletins. Substantially all of our revenue is derived from fees for services based on a rate per hour or equivalent basis. Revenue is realized when the service is performed in accordance with the client arrangement and upon the completion of the earnings process. Our primary client arrangements include: fixed fee contracts where revenue is recognized based on the level of effort completed to date, retainer agreements where revenue is recognized on a straight-line basis over the contract period, and media commissions where revenue is recognized when the media is run. Prior to recognizing revenue, persuasive evidence of an arrangement must exist, the sales price must be fixed or determinable, delivery, performance and acceptance must be in accordance with the client arrangement and collection must be reasonably assured. These principles are the foundation of our revenue recognition policy and apply to all client arrangements in each of our service disciplines: advertising, customer relationship management, public relations and specialty communications. Because the services that we provide across each of our disciplines are similar and delivered to clients in similar ways, all of the key elements of our revenue recognition policy apply to client arrangements in each of our four disciplines. Revenue is recorded net of sales, use and value added taxes.

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

Some of our client arrangements include performance incentive provisions designed to link a portion of our revenue to our performance relative to quantitative and qualitative goals. We recognize performance incentives in revenue when specific quantitative goals are achieved, or when our performance against qualitative goals is determined by the client. We may receive rebates or credits from vendors for transactions entered into on behalf of clients. These rebates or credits are remitted to the clients or in certain international markets retained by us based on the terms of the client contract or local law. Amounts passed on to clients are recorded as a liability and amounts retained by us are recorded as revenue when earned.

Operating Expenses. Operating expenses are comprised of: cost of services, selling, general and administrative (“ SG&A”) expenses and depreciation and amortization. We measure cost of services in two distinct categories: salary and service costs and occupancy and other costs. As a service business, salary and service costs make up the vast majority of our operating expenses and substantially all these costs comprise the essential components directly linked to the delivery of our services. Salary and service costs include employee compensation and benefits, freelance labor and direct service costs, which include third-party supplier costs and client-related travel costs. Occupancy and other costs consist of the indirect costs related to the delivery of our services, including office rent and other occupancy costs, equipment rent, technology costs, general office expenses and other expenses. SG&A expenses, the components of which had been historically included in salary and service costs and occupancy and other costs, primarily consist of third-party marketing costs, professional fees and compensation and benefits and occupancy and other costs of our corporate and executive offices, which includes group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents. Cash equivalents consist of highly liquid investments consisting of interest-bearing time deposits with original maturities of three months or less. Due to the short-term nature of these investments, carrying value approximates fair value. We have policies governing counterparty credit risk for financial institutions that hold our cash and cash equivalents and we have deposit limits for each institution.
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
Equity Method Investments. Investments in companies where we exercise significant influence over the operating and financial policies of the investee and own less than 50% of the equity are accounted for using the equity method. Our proportionate share of the net income or loss of equity method investments is included in results of operations and any dividends received reduce the carrying value of the investment. The excess of the cost of our investment over our proportionate share of the fair value of the net assets of the investee at the acquisition date is recognized as goodwill and included in the carrying amount of the investment. Goodwill in the equity method investments is not amortized. Gains and losses from changes in our ownership interests are recorded in results of operations until control is achieved. Where a change in our ownership interest results in obtaining control, the existing carrying value of the investment is remeasured to the acquisition date fair value and any gain or loss is recognized in results of operations.
Cost Method Investments. Investments in companies where we do not exercise significant influence over the operating and financial policies of the investee and own less than 20% of the equity are accounted for using the cost method. Cost method investments are included in other assets and are carried at cost, which approximates or is less than fair value. The carrying value of our cost method investments was $14.2 million and $21.5 million at December 31, 2016 and 2015, respectively.
We periodically review the carrying value of the equity method and cost method investments to determine if there has been an other-than-temporary decline in carrying value. A variety of factors are considered when determining if a decline in carrying value is other-than-temporary, including the financial condition and business prospects of the investee, as well as our investment intent.
Available-for-Sale Securities. Investments in common stock of publicly traded companies are classified as available-for-sale securities. These investments are included in other assets and are carried at fair value using quoted market prices. Unrealized gains and losses are recorded in accumulated other comprehensive income. The carrying value of the available-for-sale securities was $4.3 million and $4.8 million at December 31, 2016 and 2015, respectively.
Goodwill and Intangible Assets. Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired. Goodwill is not amortized, but is periodically reviewed for impairment. Intangible assets comprise customer relationships, including the related customer contracts and trade names, and purchased and internally developed software and are amortized over their estimated useful lives ranging from five to twelve years. We consider a number of factors in determining the useful lives and amortization method, including the pattern in which the economic benefits are consumed, as well as trade name recognition and customer attrition. There is no estimated residual value for the intangible assets.
We review the carrying value of goodwill for impairment annually at the end of the second quarter of the year and whenever events or circumstances indicate the carrying value may not be recoverable. The impairment evaluation utilizes a two-step test. The first step compares the fair value of each reporting unit, which we identified as our five agency networks, to its carrying value, including goodwill. If the fair value of the reporting unit is equal to or greater than its carrying value, goodwill is not impaired and no further testing is required. If the carrying value exceeds fair value, then the second step of the impairment test is performed in order to determine if the implied fair value of the goodwill of the reporting unit exceeds the carrying value of that goodwill. Goodwill is impaired when the carrying value of the goodwill exceeds its implied fair value. Impaired goodwill is written down to its implied fair value through a non-cash expense recorded in results of operations in the period the impairment is identified.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We identified our regional reporting units as components of our operating segments, which are our five agency networks. The regional reporting units of each agency network monitor the performance and are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our client-centric strategy for delivering services to clients in their regions. We have concluded that, for each of our operating segments, their regional reporting units had similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in FASB ASC Topic 280, Segment Reporting, and the guidance set forth in FASB ASC Topic 350, Intangibles - Goodwill and Other. Consistent with our fundamental business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. The main economic components of each agency are employee compensation and related costs and direct service costs and occupancy and other costs, which include rent and occupancy costs, technology costs that are generally limited to personal computers, servers and off-the-shelf software and other overhead costs. Finally, the expected benefits of our acquisitions are typically shared by multiple agencies in various regions as they work together to integrate the acquired agency into our client service strategy. We use the following valuation methodologies to determine the fair value of our reporting units: (1) the income approach, which utilizes discounted expected future cash flows, (2) comparative market participant multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) and (3) when available, consideration of recent and similar acquisition transactions.
Based on the results of the annual impairment test, we concluded that at June 30, 2016 and 2015 our goodwill was not impaired because the fair value of each reporting unit was substantially in excess of its respective net book value. Subsequent to the annual impairment test of goodwill at June 30, 2016, there were no events or circumstances that triggered the need for an interim impairment test.
Debt Issuance Costs. Debt issuance costs are capitalized and amortized in interest expense over the life of the related debt and are presented as a reduction from the carrying amount of debt.
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
Treasury Stock. Repurchases of common stock are accounted for at cost and are recorded as treasury stock. Reissued treasury stock, primarily in connection with share-based compensation plans, is accounted for at average cost. Gains or losses on reissued treasury stock arising from the difference between the average cost and the fair value of the award are recorded in additional paid-in capital and do not affect results of operations.
Business Combinations. Business combinations are accounted for using the acquisition method and accordingly, the assets acquired, including identified intangible assets, liabilities assumed and any noncontrolling interest in the acquired business are recorded at their acquisition date fair values. In circumstances where control is obtained and less than 100% of a business is acquired, goodwill is recorded as if 100% were acquired. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs are expensed as incurred. Certain acquisitions include an initial payment at closing and provide for future additional contingent purchase price payments (earn-outs), which are recorded as a liability at the acquisition date fair value using the discount rate in effect on the acquisition date. Subsequent changes in the fair value of the liability are recorded in results of operations. Generally, there is no cap on the amount that can be earned under the contingent purchase price arrangements. Payments are not contingent upon future employment. The results of operations of acquired businesses are included in results of operations from the acquisition date.
Noncontrolling Interests. Noncontrolling interests represent equity interests in certain subsidiaries held by third-parties. Noncontrolling interests are presented as a component of equity and the proportionate share of net income attributed to the noncontrolling interests is recorded in results of operations. Changes in noncontrolling interests that do not result in a loss of control are accounted for in equity. Gains and losses resulting from a loss of control are recorded in results of operations.
Foreign Currency Translation and Transactions. Substantially all of our foreign subsidiaries use their local currency as their functional currency. Assets and liabilities are translated into U.S. Dollars at the exchange rate on the balance sheet date and revenue and expenses are translated at the average exchange rate for the period. Translation adjustments are recorded in accumulated other comprehensive income. Net foreign currency transaction gains recorded in results of operations in 2016, 2015 and 2014 were $12.7 million, $4.7 million and $8.7 million, respectively.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation. Share-based compensation for restricted stock and stock option awards is measured at the grant date fair value. The fair value of restricted stock awards is determined and fixed on the grant date using the closing price of our common stock and is recorded in additional paid-in capital. The fair value of stock option awards is determined using the Black-Scholes option valuation model. For awards that have a service only vesting condition, compensation expense is recognized on a straight-line basis over the requisite service period. For awards with a performance vesting condition, compensation expense is recognized on a graded-vesting basis. Typically, all share-based awards are settled with treasury stock. See Note 9 for additional information regarding our specific award plans.
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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Income Per Common Share. Basic net income per common share is based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is based on the weighted average number of common shares outstanding, plus, the dilutive effect of common share equivalents, which include outstanding stock options and restricted stock awards.
Net income per common share is computed using the two-class method, which is an earnings allocation method for computing net income per common share when a company's capital structure includes common stock and participating securities. Certain of the unvested restricted stock awards receive non-forfeitable dividends at the same rate as the common stock and therefore are considered participating securities. Under the two-class method, basic and diluted net income per common share is reduced for a presumed hypothetical distribution of earnings to holders of the unvested restricted stock awards receiving non-forfeitable dividends.
Concentration of Credit Risk. We provide advertising, marketing and corporate communications services to several thousand clients who operate in nearly every sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 3.0% of revenue in 2016.
Derivative Financial Instruments. All derivative instruments, including certain derivative instruments embedded in other contracts, are recorded at fair value. Derivatives qualify for hedge accounting if: the hedging instrument is designated as a hedge at inception, the hedged exposure is specifically identifiable, and exposes us to risk and a change in fair value of the derivative financial instrument and an opposite change in the fair value of the hedged exposure have a high degree of correlation. The method of assessing hedge effectiveness and measuring hedge ineffectiveness is formally documented at hedge inception. Hedge effectiveness is assessed and hedge ineffectiveness is measured at least quarterly throughout the designated hedge period. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through results of operations or recognized in other comprehensive income until the hedged item is recognized in results of operations. The ineffective portion of the change in fair value of a derivative used as hedge is recognized in results of operations. We do not use derivative instruments for trading or speculative purposes.
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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Net Income per Common Share

The computations of basic and diluted net income per common share for the three years ended December 31, 2016 were (in millions, except per share amounts):

	2016	2015	2014
Net Income Available for Common Shares:
Net income - Omnicom Group Inc.	$1,148.6	$1,093.9	$1,104.0
Net income allocated to participating securities	(6.5)	(12.4)	(20.4)
	$1,142.1	$1,081.5	$1,083.6
Weighted Average Shares:
Basic	237.9	244.2	253.9
Dilutive stock options and restricted shares	1.3	1.0	1.4
Diluted	239.2	245.2	255.3

Anti-dilutive stock options and restricted shares	—	0.1	0.6
Net Income per Common Share - Omnicom Group Inc.:
Basic	$4.80	$4.43	$4.27
Diluted	$4.78	$4.41	$4.24
4. Business Combinations

In 2016, we completed 5 acquisitions, which increased goodwill $538.5 million. Approximately $49.2 million of the goodwill recorded in 2016 is expected to be deductible for income tax purposes. Further, we acquired additional equity interests in certain majority owned subsidiaries. These acquisitions are accounted for as equity transactions and no additional goodwill was recorded. None of the acquisitions in 2016, either individually or in the aggregate, was material to our results of operations or financial position.

The valuation of the acquired businesses is based on various factors, including specialized know-how, reputation, geographic coverage, competitive position and service offerings, as well as our experience and judgment. Our acquisition strategy is focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of our strategic business platforms and agency brands, through the expansion of their geographic area or their service capabilities to better serve our clients. Certain acquisitions include an initial payment at closing and provide for future additional contingent purchase price payments (earn-outs), which are derived using the performance of the acquired entity and are based on predetermined formulas. Contingent purchase price obligations at December 31, 2016 and 2015 were $386.1 million and $322.0 million, respectively, of which $190.8 million and $81.5 million, respectively, is included in other current liabilities.

For each acquisition, we undertake a detailed review to identify other intangible assets that are required to be valued separately. We use several market participant measurements to determine fair value. This approach includes consideration of similar and recent transactions, as well as utilizing discounted expected cash flow methodologies and when available and as appropriate, we use comparative market multiples to supplement our analysis. As is typical for most service businesses, a substantial portion of the intangible asset value we acquire is the specialized know-how of the workforce, which is treated as part of goodwill and is not valued separately. A significant portion of the identifiable intangible assets acquired is derived from customer relationships, including the related customer contracts, as well as trade names. One of the primary drivers in executing our acquisition strategy is the existence of, or the ability to, expand our existing client relationships. The expected benefits of our acquisitions are typically shared across multiple agencies and regions.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Goodwill and Intangible Assets

Goodwill and intangible assets at December 31, 2016 and 2015 were (in millions):

	2016			2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Goodwill	$9,481.4	$(505.3)	$8,976.1	$9,205.7	$(529.3)	$8,676.4
Intangible assets:
Purchased and internally developed software	$342.6	$(270.2)	$72.4	$310.5	$(239.9)	$70.6
Customer related and other	862.4	(507.4)	355.0	715.0	(440.8)	274.2
	$1,205.0	$(777.6)	$427.4	$1,025.5	$(680.7)	$344.8

Changes in goodwill for the years ended December 31, 2016 and 2015 were (in millions):

	2016	2015
January 1	$8,676.4	$8,822.2
Acquisitions	311.7	35.3
Noncontrolling interests in acquired businesses	74.0	19.3
Contingent purchase price obligations of acquired businesses	152.8	90.1
Foreign currency translation and other	(238.8)	(290.5)
December 31	$8,976.1	$8,676.4

There were no goodwill impairment losses recorded in 2016 or 2015 and there are no accumulated goodwill impairment losses.
6. Debt

Credit Facilities

At December 31, 2016, our short-term liquidity sources include a $2.5 billion revolving credit facility (“Credit Facility”), domestic and international uncommitted credit lines and the ability to issue up to $2 billion of commercial paper. In July 2016, we extended the term of our Credit Facility to July 31, 2021. The uncommitted credit lines aggregate $1.1 billion and $1.2 billion at December 31, 2016 and 2015, respectively. There were no outstanding commercial paper issuances or borrowings under the Credit Facility or the uncommitted credit lines at December 31, 2016 and 2015.

Available and unused credit lines at December 31, 2016 and 2015 were (in millions):

	2016	2015
Credit Facility	$2,500.0	$2,500.0
Uncommitted credit lines	1,132.0	1,157.7
Available and unused credit lines	$3,632.0	$3,657.7

The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At December 31, 2016, we were in compliance with these covenants as our Leverage Ratio was 2.2 times and our Interest Coverage Ratio was 11.0 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-Term Debt

Short-term debt at December 31, 2016 and 2015 was $28.7 million and $5.2 million, respectively. The debt represents bank overdrafts and short-term borrowings of our international subsidiaries and the weighted average interest rate was 9.8% and 3.7%, respectively. Due to the short-term nature of this debt, carrying value approximates fair value.

Long-Term Debt

Long-term debt at December 31, 2016 and 2015 was (in millions):

	2016	2015
5.9% Senior Notes due 2016	$—	$1,000.0
6.25% Senior Notes due 2019	500.0	500.0
4.45% Senior Notes due 2020	1,000.0	1,000.0
3.625% Senior Notes due 2022	1,250.0	1,250.0
3.65% Senior Notes due 2024	750.0	750.0
3.60% Senior Notes due 2026	1,400.0	—
Other debt	0.1	0.3
	4,900.1	4,500.3
Unamortized premium (discount), net	7.6	10.1
Unamortized debt issuance costs	(24.2)	(16.9)
Unamortized deferred gain from settlement of interest rate swaps	84.7	49.9
Fair value adjustment attributed to interest rate swaps	(47.6)	22.2
	4,920.6	4,565.6
Current portion	(0.1)	(1,001.4)
Long-term debt	$4,920.5	$3,564.2

Omnicom and its wholly owned finance subsidiary, Omnicom Capital Inc. (“OCI”), are co-obligors under all the senior notes. The senior notes are a joint and several liability of us and OCI and we unconditionally guarantee OCI’s obligations with respect to the senior notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries and the related interest receivable. There are no restrictions on the ability of OCI or us to obtain funds from our subsidiaries through dividends, loans or advances. Our senior notes are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness.

The contractual maturities of our long-term debt at December 31, 2016 are (in millions):

2017	$0.1
2018	—
2019	500.0
2020	1,000.0
2021	—
Thereafter	3,400.0
$4,900.1

We use fixed-to-floating interest rate swaps to manage our interest cost and structure our long-term debt portfolio to achieve a mix of fixed rate and floating rate debt. Interest rate swaps hedge the risk of changes in fair value of the underlying senior notes attributable to changes in the benchmark LIBOR interest rate. The interest rate swaps qualify and are designated as fair value hedges on the underlying senior notes and have the economic effect of converting the underlying senior notes from fixed rate obligations to floating rate obligations. We receive fixed interest rate payments equal to the coupon interest rate on the underlying senior notes and pay a variable interest rate equal to three-month LIBOR, plus a spread. Gains and losses attributed to changes in the fair value of the swaps substantially offset changes in the fair value of the underlying senior notes attributed to changes in the benchmark interest rate. Accordingly, any hedge ineffectiveness is not material to our results of operations.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At January 1, 2015, we had a $1.25 billion fixed-to-floating interest rate swap on our 3.625% Senior Notes due 2022 (“2022 Notes”) and a $1.0 billion fixed-to-floating interest rate swap on our 4.45% Senior Notes due 2020 (“2020 Notes”). In October 2015, we settled the swap on the 2020 Notes, realizing a gain of $36.9 million, and reduced the amount of the swap on the 2022 Notes to $1.0 billion, realizing a gain of $13.5 million. On January 19, 2016, we settled the $1.0 billion swap on the 2022 Notes, realizing a gain of $54.2 million. The gains are being amortized in interest expense over the remaining term of the 2020 Notes and the 2022 Notes.
In October 2015, we entered into a $750 million interest rate swap on our 3.65% Senior Notes due 2024 (“2024 Notes”). The spread over the three-month LIBOR interest rate on the 2024 Notes is 1.72%.

We may use forward-starting interest rate swaps to lock in the interest rate of future debt issuances. Forward-starting interest rate swaps qualify and are designated as cash flow hedges on the future debt issuances. On March 26, 2015, in anticipation of refinancing our 5.9% Senior Notes due April 15, 2016 (“2016 Notes”), we entered into a $1.0 billion forward-starting interest rate swap. At December 31, 2015, we recorded a current liability of $5.6 million representing the fair value of the forward-starting interest rate swap. The related unrealized loss of $3.3 million, net of income taxes of $2.3 million, was recorded in accumulated other comprehensive income and almost no hedge ineffectiveness was recorded. As discussed below, the forward-starting interest rate swap was settled in March 2016.

On April 6, 2016, we issued $1.4 billion principal amount of 3.60% Senior Notes due April 15, 2026 (“2026 Notes”). The net proceeds, after deducting the underwriting discount and offering expenses, were $1.387 billion. A portion of the proceeds were used to retire the 2016 Notes at maturity. On March 28, 2016, we settled the outstanding forward-starting interest rate swap for a payment of $54.5 million. The payment is being amortized in interest expense over the term of the 2026 Notes and resulted in an effective interest rate on the 2026 Notes of approximately 4.1%. Concurrent with the issuance of the 2026 Notes, we entered into a $500 million fixed-to-floating interest rate swap on the 2026 Notes. We receive the coupon rate and pay a variable interest rate equal to three-month LIBOR interest rate, plus a spread of 1.982%.

At December 31, 2016, we recorded long-term liabilities of $17.1 million and $30.5 million representing the fair value of the swaps on the 2024 Notes and 2026 Notes, respectively, that was substantially offset by the change in the fair value of the notes. The total principal amount of our fixed rate senior notes at December 31, 2016, was $4.9 billion and the total amount of the fixed-to-floating interest rate swaps was $1.25 billion. The interest rate swaps have the economic effect of converting our debt portfolio to approximately 75% fixed rate obligations and 25% floating rate obligations.

At December 31, 2015, we recorded a long-term receivable of $32.2 million on the swap of the 2022 Notes and a long-term liability of $10.0 million on the swap of 2024 Notes. The receivable and liability represent the fair value of the swaps that are substantially offset by the change in the fair value of the notes.

Convertible Debt

In July 2014, we redeemed the outstanding Convertible Notes due July 31, 2032 ("2032 Notes") for $252.7 million in cash. Prior to redemption, the noteholders converted their notes into 1,217,112 shares of our common stock. There was no convertible debt outstanding at December 31, 2016 and 2015.

Interest Expense

Interest expense for the three years ended December 31, 2016 is composed of (in millions):

	2016	2015	2014
Long-term debt	$205.5	$210.2	$192.7
Interest rate swaps	(13.1)	(44.1)	(30.5)
Amortization of deferred gain on interest rate swaps	(15.4)	(9.2)	(7.2)
Commercial paper	6.8	4.8	2.9
Fees	5.6	5.7	6.2
Other	20.3	13.7	13.1
	$209.7	$181.1	$177.2

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Segment Reporting

Our five branded agency networks operate in the advertising, marketing and corporate communications services industry, and are organized into agency networks, virtual client networks, regional reporting units and operating groups. Our networks, virtual client networks and agencies increasingly share clients and provide clients with integrated services. The main economic components of each agency are employee compensation and related costs and direct service costs and occupancy and other costs which include rent and occupancy costs, technology costs and other overhead expenses. Therefore, given these similarities, we aggregate our operating segments, which are our five agency networks, into one reporting segment.

The agency networks' regional reporting units comprise three principal regions; the Americas, EMEA and Asia Pacific. The regional reporting units monitor the performance and are responsible for the agencies in their region. Agencies within the regional reporting units serve similar clients in similar industries and in many cases the same clients and have similar economic characteristics.

Revenue and long-lived assets and goodwill by geographic region at and for the three years ended December 31, 2016 were (in millions):

	Americas	EMEA	Asia Pacific
2016
Revenue	$9,597.6	$4,183.1	$1,636.2
Long-lived assets and goodwill	6,662.7	2,469.1	519.1
2015
Revenue	$9,359.0	$4,203.5	$1,571.9
Long-lived assets and goodwill	6,103.4	2,737.8	527.9
2014
Revenue	$9,111.7	$4,602.5	$1,603.6
Long-lived assets and goodwill	6,157.8	2,800.8	571.6

The Americas comprises North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes Mexico. EMEA comprises Europe, the Middle East and Africa. Asia Pacific comprises Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States in 2016, 2015 and 2014 was $8,627.8 million, $8,526.7 million and $8,185.9 million, respectively.
8. Equity Method Investments

Income from our equity method investments was $5.4 million, $8.4 million and $16.2 million in 2016, 2015 and 2014, respectively. Our proportionate share in their net assets at December 31, 2016 and 2015 was $38.6 million and $45.3 million, respectively. Our equity method investments are not material to our results of operations or financial position; therefore, summarized financial information is not required to be presented.
9. Share-Based Compensation Plans

Share-based incentive awards are granted to employees under the 2013 Incentive Award Plan (“2013 Plan”), which is administered by the Compensation Committee of the Board of Directors (“Compensation Committee”). Awards include stock options, restricted stock and other stock awards. The maximum number of shares of common stock that can be granted under the 2013 Plan is 33 million shares plus any shares awarded under the 2013 Plan and any prior plan that have been forfeited or have expired. Stock option awards reduce the number of shares available for grant on a one-for-one basis and all other awards reduce the number of shares available for grant by 3.5 shares for each share awarded. The terms of each award and the exercise date are determined by the Compensation Committee. The 2013 Plan does not permit the holder of an award to elect cash settlement under any circumstances. At December 31, 2016, there were 30,308,073 shares available for grant under the 2013 Plan. If all shares available for grant were for awards other than stock options, shares available for grant would be 8,659,449.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based compensation expense in 2016, 2015 and 2014 was $93.4 million, $99.4 million and $93.5 million, respectively. At December 31, 2016, unamortized share-based compensation that will be expensed over the next five years is $173.2 million. We record a deferred tax asset for the share-based compensation expense recognized for financial reporting purposes that has not been deducted on our income tax return. Historically, the excess of the actual tax deduction over the deferred tax asset was recorded in additional paid-in capital. As a result of the application of ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) (see Note 20), effective January 1, 2017, all excess tax benefits and tax deficiencies related to share-based compensation will be recognized in results of operations. The excess tax benefit or deficiency will be calculated as the difference between the grant date price and the price of our common stock on the vesting or exercise date. As a result, the effect on tax expense is dependent on the price of our common stock and it is not possible to estimate the impact of the new standard on income tax expense.
Stock Options

The exercise price of stock option awards cannot be less than 100% of the market price of our common stock on the grant date and the option term cannot exceed ten years from the grant date. Generally, stock option awards vest over three years from the grant date as follows: 30%, 30% and 40%.

Stock option activity for the three years ended December 31, 2016 was:

	2016		2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
January 1	1,140,547	$28.86	1,652,140	$27.97	2,643,680	$26.39
Granted	—		—		60,000	$66.16
Exercised	(420,790)	$30.56	(511,593)	$25.98	(1,046,540)	$26.19
Forfeited	—		—		(5,000)	$23.40
December 31	719,757	$27.88	1,140,547	$28.86	1,652,140	$27.97

Exercisable December 31	695,757	$26.54	1,074,547	$26.47	1,526,140	$24.95

Options outstanding and exercisable at December 31, 2016 were:

			Options Outstanding			Options Exercisable
Exercise Price Range			Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$23.00	to	$24.00	647,757	2.2 years	$23.40	647,757	$23.40
$66.00	to	$71.00	72,000	7.4 years	$68.04	48,000	$68.99
			719,757			695,757
Restricted Stock

Restricted stock activity for the three years ended December 31, 2016 was:

	2016	2015	2014
January 1	4,349,105	5,040,641	6,090,697
Granted	1,100,396	1,208,964	915,922
Vested	(1,438,386)	(1,631,343)	(1,619,444)
Forfeited	(209,010)	(269,157)	(346,534)
December 31	3,802,105	4,349,105	5,040,641

Weighted average grant date fair value of shares granted in the period	$73.16	$64.49	$64.92

Weighted average grant date fair value at December 31	$61.72	$55.08	$50.98

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Generally, restricted shares vest ratably over five years from the grant date provided the employee remains employed by us. Restricted shares may not be sold, transferred, pledged or otherwise encumbered until the forfeiture restrictions lapse. Under most circumstances, the employee forfeits the shares if employment ceases prior to the end of the restriction period.
Performance Restricted Stock Units

The Compensation Committee grants certain employees performance restricted stock units (“PRSUs”). Each PRSU represents the right to receive one share of common stock on vesting. The ultimate number of PRSUs received by the employee depends on the Company's average return on equity over a three year period compared to the average return on equity of a peer group of principal competitors over the same period. The PRSUs vest three years from the grant date. The PRSUs have a service and performance vesting condition and compensation expense is recognized on a graded-vesting basis. Over the performance period, compensation expense is adjusted upward or downward based on our estimate of the probability of achieving the performance target for the portion of the awards subject to the performance vesting condition. We have assumed that substantially all the PRSUs will vest.

PRSU activity for the three years ended December 31, 2016 was:

	2016		2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
January 1	534,456	$66.05	622,859	$56.16	681,555	$51.19
Granted	153,492	83.23	161,625	77.68	188,621	69.89
Distributed	(225,567)	55.20	(239,387)	48.94	(165,562)	48.56
Forfeited	—	—	(10,641)	48.87	(81,755)	61.76
December 31	462,381	$77.05	534,456	$66.05	622,859	$56.16
Employee Stock Purchase Plan

The employee stock purchase plan (“ESPP”) enables employees to purchase our common stock through payroll deductions over each plan quarter at 95% of the market price on the last trading day of the plan quarter. Purchases are limited to 10% of eligible compensation as defined by the Employee Retirement Income Security Act of 1974 (“ERISA”). Shares purchased by employees in 2016, 2015 and 2014 were 97,935 shares, 111,849 shares and 113,293 shares, respectively. All shares purchased were treasury stock, for which we received $7.8 million, $7.8 million and $8.0 million, respectively. At December 31, 2016, there were 8,868,299 shares available under the ESPP.
10. Income Taxes

We file a consolidated U.S. federal income tax return and income tax returns in various state and local jurisdictions. Our subsidiaries file tax returns in various foreign jurisdictions. Our principal foreign jurisdictions include the United Kingdom, France and Germany. The Internal Revenue Service has completed its examination of our federal tax returns through 2012. Tax returns in the United Kingdom, France and Germany have been examined through 2012, 2010 and 2009, respectively.

Income before income taxes for the three years ended December 31, 2016 was (in millions):

	2016	2015	2014
Domestic	$805.2	$803.3	$739.9
International	1,036.6	975.3	1,070.1
	$1,841.8	$1,778.6	$1,810.0

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense (benefit) for the three years ended December 31, 2016 was (in millions):

	2016	2015	2014
Current:
Federal	$381.8	$342.3	$356.1
State and local	12.6	29.9	38.1
International	332.1	324.5	344.8
	726.5	696.7	739.0
Deferred:
Federal	(88.2)	(86.7)	(106.4)
State and local	12.0	12.1	(2.3)
International	(49.8)	(38.5)	(37.2)
	(126.0)	(113.1)	(145.9)
	$600.5	$583.6	$593.1

The reconciliation from the statutory U.S. federal income tax rate to our effective tax rate is:

	2016	2015	2014
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	0.9	1.5	1.3
International tax rate differentials	(4.0)	(3.7)	(3.3)
Other	0.7	—	(0.2)
Effective tax rate	32.6%	32.8%	32.8%

The international tax rate differentials are primarily attributed to our earnings in the U.K., China, Canada, the United Arab Emirates and Brazil being taxed at different rates than the U.S. statutory tax rate.

Income tax expense in 2016, 2015 and 2014 includes $2.3 million, $1.1 million and $1.7 million, respectively, of interest, net of tax benefit, and penalties related to tax positions taken on our tax returns. At December 31, 2016 and 2015, the accrued interest and penalties were $11.9 million and $8.4 million, respectively.

The components of deferred tax assets and liabilities at December 31, 2016 and 2015 were (in millions):

	2016	2015
Deferred tax assets:
Compensation	$307.5	$293.8
Tax loss and credit carryforwards	88.5	113.3
Basis differences from acquisitions	24.3	37.1
Basis differences from short-term assets and liabilities	36.2	27.2
Other	18.7	26.9
Deferred tax assets	475.2	498.3
Valuation allowance	(3.0)	(35.3)
Net deferred tax assets	$472.2	$463.0
Deferred tax liabilities:
Goodwill and intangible assets	$802.7	$729.5
Financial instruments	132.3	197.3
Unremitted foreign earnings	15.9	9.9
Basis differences from investments	1.8	(4.6)
Deferred tax liabilities	$952.7	$932.1

Net deferred tax liabilities	$480.5	$469.1

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The American Recovery and Reinvestment Act of 2009 provided an election where qualifying cancellation of indebtedness income for debt reacquired in 2009 and 2010 was deferred and included in taxable income from 2014 to 2018. In 2009 and 2010, we redeemed $1.4 billion of our debt resulting in a tax liability of approximately $329 million. Through December 31, 2016, we paid $197 million of the liability and the remainder will be paid ratably in 2017 and 2018. Substantially all the deferred tax liability for financial instruments at December 31, 2016 and 2015, relates to the reacquired debt.
As a result of the conversion of the 2032 Notes (see Note 6), in 2014 we paid $66.2 million, representing the excess of the accreted value of the notes for income tax purposes over the conversion value and reclassified $32.2 million, representing the difference between the issue price of the notes and the conversion value, from long-term deferred tax liabilities to additional paid-in capital.
We have concluded that it is more likely than not that we will be able to realize our net deferred tax assets in future periods because results of future operations are expected to generate sufficient taxable income. The valuation allowance of $3.0 million and $35.3 million at December 31, 2016 and 2015, respectively, relates to tax loss and credit carryforwards in the United States and international jurisdictions. The reduction in the valuation allowance year-over-year is primarily related to a change in tax law as it relates to certain domestic earnings. Tax loss and credit carryforwards for which there is no valuation allowance are available for periods ranging from 2017 to 2036, which is longer than the forecasted utilization of such carryforwards.
We have not provided U.S. federal income and foreign withholding taxes on approximately $2.4 billion of cumulative undistributed earnings of certain foreign subsidiaries. We intend to indefinitely reinvest these earnings in our international operations for working capital requirements and expansion in the region and we currently have no plans to repatriate these funds. We cannot determine the amount of taxes and foreign tax credits associated with the future repatriation of such earnings and therefore cannot quantify the tax liability.
In 2016, the sustained strength of the U.S. Dollar against substantially all foreign currencies impacted the translation of approximately $1.3 billion of the cumulative undistributed earnings of certain foreign operations that are not indefinitely reinvested. The foreign tax credits on those earnings substantially offset the U.S. federal tax liability on any repatriation. We have provided $15.9 million of residual U.S. taxes on those earnings. Changes in international tax rules or changes in U.S. tax rules and regulations covering international operations and foreign tax credits may affect our future reported financial results or the way we conduct our business.

A reconciliation of our unrecognized tax benefits at December 31, 2016 and 2015 is (in millions):

	2016	2015
January 1	$113.0	$139.8
Additions:
Current year tax positions	20.0	5.8
Prior year tax positions	6.5	0.2
Reduction of prior year tax positions	(21.9)	(25.1)
Settlements	(0.7)	(6.0)
Foreign currency translation	—	(1.7)
December 31	$116.9	$113.0

The majority of the liability for uncertain tax positions is recorded in long-term liabilities. At December 31, 2016 and 2015, approximately $71.0 million and $52.2 million, respectively, of the liability for uncertain tax positions would affect our effective tax rate upon resolution of the uncertain tax positions.
11. Pension and Other Postemployment Benefits

Defined Contribution Plans

Our domestic and international subsidiaries provide retirement benefits for their employees primarily through defined contribution profit sharing and savings plans. Contributions to the plans vary by subsidiary and have generally been in amounts up to the maximum percentage of total eligible compensation of participating employees that is deductible for income tax purposes. Contribution expense in 2016, 2015 and 2014 was $108.5 million, $105.7 million and $108.4 million, respectively.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defined Benefit Pension Plans

Two of our U.S. businesses and several of our non-U.S. businesses sponsor noncontributory defined benefit pension plans. These plans provide benefits to employees based on formulas recognizing length of service and earnings. The U.S. plans cover approximately 900 participants, are closed to new participants and do not accrue future benefit credits. The non-U.S. plans, which include plans required by local law, cover approximately 6,700 participants and are not covered by ERISA.

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

The components of net periodic benefit expense for the three years ended December 31, 2016 were (in millions):

	2016	2015	2014
Service cost	$7.8	$5.3	$6.8
Interest cost	7.8	7.6	8.2
Expected return on plan assets	(3.7)	(4.0)	(4.2)
Amortization of prior service cost	4.5	4.3	4.3
Amortization of actuarial losses	5.3	5.7	2.3
	$21.7	$18.9	$17.4

Included in accumulated other comprehensive income at December 31, 2016 and 2015 were unrecognized actuarial losses and unrecognized prior service cost of $98.0 million ($60.0 million net of income taxes) and $95.0 million ($59.0 million net of income taxes), respectively, that have not yet been recognized in net periodic benefit cost. The unrecognized actuarial gains and losses and unrecognized prior service cost included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost in 2017 is $10.0 million.

The weighted average assumptions used to determine net periodic benefit expense for the three years ended December 31, 2016 were:

	2016	2015	2014
Discount rate	3.7%	3.5%	4.5%
Compensation increases	2.0%	1.9%	1.8%
Expected return on plan assets	4.8%	5.7%	5.8%

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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our funding policy is to contribute amounts sufficient to meet minimum funding requirements in accordance with the applicable employee benefit and tax laws that the plans are subject to, plus such additional amounts as we may determine to be appropriate. In 2016, 2015 and 2014, we contributed $6.6 million, $4.2 million, $3.2 million, respectively, to our defined benefit pension plans. We do not expect our contributions for 2017 to differ materially from our 2016 contributions.

At December 31, 2016 and 2015, the benefit obligation, fair value of plan assets and funded status of our defined benefit pension plans were (in millions):

	2016	2015
Benefit Obligation:
January 1	$234.8	$222.7
Service cost	7.8	5.3
Interest cost	7.8	7.6
Amendments, curtailments and settlements	—	3.8
Actuarial losses	13.3	5.9
Benefits paid	(9.4)	(7.2)
Foreign currency translation	(3.2)	(3.3)
December 31	$251.1	$234.8
Fair Value of Plan Assets:
January 1	$68.9	$74.4
Actual return on plan assets	4.9	(0.5)
Employer contributions	6.6	4.2
Benefits paid	(9.4)	(7.2)
Foreign currency translation and other	(2.4)	(2.0)
December 31	$68.6	$68.9

Funded Status December 31	$(182.5)	$(165.9)

At December 31, 2016 and 2015, the funded status was classified as follows (in millions):

	2016	2015
Other assets	$4.2	$5.4
Other current liabilities	(5.1)	(4.6)
Long-term liabilities	(181.6)	(166.7)
	$(182.5)	$(165.9)

The accumulated benefit obligation for our defined benefit pension plans at December 31, 2016 and 2015, was $240.8 million and $226.0 million, respectively.

At December 31, 2016 and 2015, plans with benefit obligations in excess of plan assets were (in millions):

	2016	2015
Benefit obligation	$241.3	$215.9
Plan assets	54.6	44.6
	$186.7	$171.3

The weighted average assumptions used to determine the benefit obligation at December 31, 2016 and 2015, were:

	2016	2015
Discount rate	3.5%	3.8%
Compensation increases	2.0%	2.0%

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2016, the estimated benefits expected to be paid over the next 10 years are (in millions):

2017	$9.0
2018	8.8
2019	9.7
2020	12.6
2021	15.2
2022 - 2026	87.7

The fair value of plan assets at December 31, 2016 and 2015 was (in millions):

2016	Level 1	Level 2	Level 3	Total
Cash	$1.6			$1.6
Mutual funds	39.0			39.0
Unit trusts	23.5			23.5
Insurance contracts			$4.3	4.3
Other		$0.2		0.2
	$64.1	$0.2	$4.3	$68.6

2015
Cash	$1.8			$1.8
Mutual funds	39.7			39.7
Unit trusts	22.9			22.9
Insurance contracts			$4.2	4.2
Other		$0.3		0.3
	$64.4	$0.3	$4.2	$68.9

Mutual funds and unit trusts are publicly traded and are valued using quoted market prices. The mutual funds and unit trusts include investments in equity and fixed income securities. Insurance contracts primarily consist of guaranteed investment contracts. Other investments primarily consist of commingled short-term investment funds.

Changes in the fair value of plan assets measured using Level 3 inputs at December 31, 2016 and 2015 were (in millions):

	2016	2015
January 1	$4.2	$3.7
Actual return on assets	0.2	0.1
Purchases, sales and settlements, net	(0.1)	0.4
December 31	$4.3	$4.2

The weighted average asset allocations at December 31, 2016 and 2015 were:

	2016		2015
	Target Allocation	Actual Allocation	Actual Allocation
Cash	4%	3%	3%
Mutual funds	54%	57%	58%
Unit trusts	35%	34%	33%
Insurance contracts	6%	6%	6%
Other	1%	—%	—%
	100%	100%	100%

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

The components of net periodic benefit expense for the three years ended December 31, 2016 were (in millions):

	2016	2015	2014
Service cost	$3.9	$4.8	$3.8
Interest cost	3.5	4.3	4.5
Amortization of prior service cost	3.1	3.2	2.1
Amortization of actuarial losses	1.1	1.6	0.9
	$11.6	$13.9	$11.3

Included in accumulated other comprehensive income at December 31, 2016 and 2015 were unrecognized actuarial losses and unrecognized prior service cost of $51.0 million ($30.0 million net of income taxes) and $49.0 million ($29.0 million net of income taxes), respectively, that have not yet been recognized in the net periodic benefit cost. The unrecognized actuarial gains and losses and unrecognized prior service cost included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost in 2017 is $4.6 million.

The weighted average assumptions used to determine net periodic benefit expense for the three years ended December 31, 2016 were:

	2016	2015	2014
Discount rate	4.1%	3.8%	4.7%
Compensation increases	3.5%	3.5%	3.5%

Experience gains and losses and effects of changes in actuarial assumptions are amortized over a period no longer than the expected average future service of active employees.

At December 31, 2016 and 2015, the benefit obligation was (in millions):

	2016	2015
January 1	$115.9	$122.1
Service cost	3.9	4.8
Interest cost	3.5	4.3
Amendments	5.6	(0.6)
Actuarial (gain) loss	0.6	(6.0)
Benefits paid	(9.2)	(8.7)
December 31	$120.3	$115.9

At December 31, 2016 and 2015, the liability was classified as follows (in millions):

	2016	2015
Other current liabilities	$8.1	$9.3
Long-term liabilities	112.2	106.6
	$120.3	$115.9

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average assumptions used to determine the benefit obligation at December 31, 2016 and 2015 were:

	2016	2015
Discount rate	3.9%	4.1%
Compensation increases	3.5%	3.5%

At December 31, 2016, the estimated benefits expected to be paid over the next 10 years are (in millions):

2017	$8.1
2018	8.2
2019	6.9
2020	5.8
2021	5.5
2022 - 2026	30.5
12. Supplemental Cash Flow Data

The change in operating capital for the three years ended December 31, 2016 was (in millions):

	2016	2015	2014
(Increase) decrease in accounts receivable	$(376.5)	$(1,063.6)	$(227.1)
(Increase) decrease in work in process and other current assets	(89.7)	(74.7)	(14.2)
Increase (decrease) in accounts payable	741.9	1,443.7	231.3
Increase (decrease) in customer advances and other current liabilities	36.3	203.9	(24.0)
Change in other assets and liabilities, net	11.0	48.3	(72.2)
	$323.0	$557.6	$(106.2)

Income taxes paid	$570.4	$540.1	$610.1
Interest paid	$216.7	$173.9	$188.6

As a result of the conversion of the 2032 Notes (see Note 6), in 2014 we issued 1,217,112 shares of our common stock to satisfy the conversion premium. Based on the closing prices of our common stock on the settlement dates, the issuances resulted in a non-cash pretax financing activity of $89.2 million, net of a cash tax benefit of $32.2 million (see Note 10).
13. Noncontrolling Interests

Changes in the ownership interests in our less than 100% owned subsidiaries for the three years ended December 31, 2016 were (in millions):

	2016	2015	2014
Net income attributed to Omnicom Group Inc.	$1,148.6	$1,093.9	$1,104.0
Transfers (to) from noncontrolling interests:
Increase in additional paid-in capital from sale of shares in noncontrolling interests	2.0	1.7	6.3
Decrease in additional paid-in capital from purchase of shares in noncontrolling interests	(89.7)	(40.5)	(70.8)
Net transfers (to) from noncontrolling interests	(87.7)	(38.8)	(64.5)
Change from net income attributed to Omnicom Group Inc. and transfers (to) from noncontrolling interests	$1,060.9	$1,055.1	$1,039.5

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Leases

We lease substantially all our office space under operating leases and equipment under operating and capital leases. Office leases may include renewal options. In circumstances where the exercise of a renewal option is reasonably assured at the inception of the lease, the renewal period is included in the determination of the lease term. Office leases may also include scheduled rent increases and concessions, such as rent abatements and landlord incentives and tenant improvement allowances. Scheduled rent increases are recognized on a straight-line basis over the lease term and concessions are recorded as deferred rent and are amortized in rent expense on a straight-line basis over the lease term. Certain office leases require payment of real estate taxes and other occupancy costs and these costs are not included in rent expense. Leasehold improvements made at inception or during the lease term are amortized over the shorter of the asset life or the lease term, which may include renewal periods where the renewal is reasonably assured.

Rent expense for the three years ended December 31, 2016 was (in millions):

	2016	2015	2014
Office base rent	$339.7	$342.5	$373.1
Third party sublease rent	(5.6)	(11.0)	(11.2)
Net office rent	334.1	331.5	361.9
Equipment rent	21.0	22.6	27.9
	$355.1	$354.1	$389.8

Future minimum payments under non-cancelable operating leases, reduced by third party sublease rent receivable from existing non-cancelable subleases, and capital leases are (in millions):

	Operating Leases	Capital Leases
2017	$299.5	$26.2
2018	232.1	19.3
2019	197.4	14.8
2020	157.5	11.1
2021	131.0	5.7
Thereafter	550.9	1.3
Minimum lease payments	1,568.4	78.4
Sublease rent	(7.8)
Net rent	$1,560.6
Interest component		(4.4)
Present value of minimum lease payments		$74.0

Property under capital lease and capital lease obligations at December 31, 2016 and 2015 were (in millions):

	2016	2015
Property under capital lease:
Cost	$184.8	$154.6
Accumulated depreciation	(110.2)	(100.4)
	$74.6	$54.2
Capital lease obligations:
Current	$24.2	$22.8
Long-term	49.8	35.2
	$74.0	$58.0

Depreciation expense for property under capital lease in 2016, 2015 and 2014 was $27.2 million, $26.5 million and $26.1 million, respectively.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Temporary Equity - Redeemable Noncontrolling Interests

Owners of noncontrolling equity interests in some of our subsidiaries have the right in certain circumstances to require us to purchase all or a portion of their equity interest at fair value as defined in the applicable agreements. Assuming that the subsidiaries perform over the relevant periods at their current profit levels, at December 31, 2016 the aggregate estimated maximum amount we could be required to pay in future periods is $201.6 million, of which $163.9 million is currently exercisable by the holders. If these rights are exercised, there would be an increase in the net income attributable to Omnicom as a result of our increased ownership interest and the reduction of net income attributable to noncontrolling interests. The ultimate amount paid could be significantly different because the redemption amount is primarily dependent on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates.
16. Commitments and Contingent Liabilities

In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.

In addition, on December 14, 2016, two of our subsidiaries received subpoenas from the U.S. Department of Justice Antitrust Division concerning its ongoing investigation of video production and post-production practices in the advertising industry. The Company is fully cooperating with the investigation. While the ultimate effect of the investigation is inherently uncertain, we do not at this time believe that the investigation will have a material adverse effect on our results of operations or financial position. However, the ultimate resolution of these matters could be different from our current assessment and the differences could be material.
17. Equity

In December 2016, we retired 100 million shares of our treasury stock, which reduced the number of common shares issued and treasury shares held. Upon retirement, the excess of the average cost of the treasury stock over the par value of the common stock was charged to retained earnings. Accordingly, the balance sheet at December 31, 2016 reflects a reduction in common stock, retained earnings and treasury stock. The retirement of the treasury stock had no impact on shareholders’ equity or common stock outstanding. The retired treasury shares are included in the authorized but unissued common shares.

Changes in accumulated other comprehensive income (loss), net of income taxes, for the years ended December 31, 2016 and 2015 were (in millions):

	Cash Flow Hedge	Available-for-Sale Securities	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
January 1, 2015	$—	$(1.2)	$(92.1)	$(524.9)	$(618.2)
Other comprehensive income (loss) before reclassifications	(3.3)	0.3	(4.7)	(398.4)	(406.1)
Reclassification from accumulated other comprehensive income (loss)	—	—	8.9	—	8.9
December 31, 2015	(3.3)	(0.9)	(87.9)	(923.3)	(1,015.4)
Other comprehensive income (loss) before reclassifications	(28.5)	0.1	(11.0)	(311.8)	(351.2)
Reclassification from accumulated other comprehensive income (loss)	2.3	—	8.3	—	10.6
December 31, 2016	$(29.5)	$(0.8)	$(90.6)	$(1,235.1)	$(1,356.0)

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Fair Value

Financial assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015 were (in millions):

2016	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$3,002.2			$3,002.2
Short-term investments	20.6			20.6
Available-for-sale securities	4.3			4.3
Interest rate and foreign currency derivative instruments		$0.2		0.2
Liabilities:
Interest rate and foreign currency derivative instruments		$48.9		$48.9
Contingent purchase price obligations			$386.1	386.1

2015
Assets:
Cash and cash equivalents	$2,605.2			$2,605.2
Short-term investments	14.5			14.5
Available-for-sale securities	4.8			4.8
Interest rate and foreign currency derivative instruments		$32.4		32.4
Liabilities:
Interest rate and foreign currency derivative instruments		$15.9		$15.9
Contingent purchase price obligations			$322.0	322.0

Changes in contingent purchase price obligations for the years ended December 31, 2016 and 2015 were (in millions):

	2016	2015
January 1	$322.0	$300.7
Acquisitions	165.3	98.9
Revaluation and interest	18.0	21.8
Payments	(103.7)	(58.6)
Deferred payment	—	(21.4)
Foreign currency translation	(15.5)	(19.4)
December 31	$386.1	$322.0

The carrying amount and fair value of our financial assets and liabilities at December 31, 2016 and 2015 were (in millions):

	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$3,002.2	$3,002.2	$2,605.2	$2,605.2
Short-term investments	20.6	20.6	14.5	14.5
Available-for-sale securities	4.3	4.3	4.8	4.8
Interest rate and foreign currency derivative instruments	0.2	0.2	32.4	32.4
Cost method investments	14.2	14.2	21.5	21.5
Liabilities:
Short-term debt	$28.7	$28.7	$5.2	$5.2
Interest rate and foreign currency derivative instruments	48.9	48.9	15.9	15.9
Contingent purchase price obligations	386.1	386.1	322.0	322.0
Long-term debt, including current portion	4,920.6	5,035.1	4,565.6	4,655.9

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of the foreign currency and interest rate derivative instruments is determined using model-derived valuations, taking into consideration foreign currency rates for the foreign currency derivatives and readily observable inputs for LIBOR interest rates and yield curves to derive the present value of the future cash flows for the interest rate derivatives and counterparty credit risk for each. The estimated fair value of the contingent purchase price obligations is calculated in accordance with the terms of each acquisition agreement and is discounted. The fair value of long-term debt is based on quoted market prices.
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

We evaluate the effects of changes in foreign currency exchange rates, interest rates and other relevant market risks on our derivative instruments. We periodically determine the potential loss from market risk on our derivative instruments by performing a value-at-risk, or VaR, analysis. VaR is a statistical model that utilizes historical currency exchange and interest rate data to measure the potential impact on future earnings of our derivative financial instruments assuming normal market conditions. The VaR model is not intended to represent actual losses but is used as a risk estimation and management tool. Based on the results of the model, we estimate with 95% confidence a maximum one-day change in the net fair value of our derivative financial instruments at December 31, 2016 was not significant.
Foreign Exchange Risk

As an integral part of our global treasury operations, we centralize our cash and use multicurrency pools to manage the foreign exchange risk that arises from imbalances between subsidiaries and their respective treasury centers from which they borrow or invest funds. However, in certain circumstances, subsidiaries borrowing or investing with a treasury center operating in a different currency creates a foreign exchange exposure. At December 31, 2016 and 2015, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $99.0 million and $22.1 million, respectively, to manage the foreign exchange risk associated with these activities. Additionally, there are circumstances where revenue and expense transactions are not denominated in the same currency. In these instances, amounts are either promptly settled or hedged with forward foreign exchange contracts. At December 31, 2016 and 2015, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $94.0 million and $85.9 million, respectively, to manage the foreign exchange risk of these activities. The fair value of the forward foreign contracts at December 31, 2016 and 2015 was a net liability of $1.1 million and $0.1 million, respectively. As terms of our forward foreign exchange contracts are generally less than 90 days, they are included in other current assets and other current liabilities as appropriate.

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
Interest Rate Risk

We use interest rate swaps to manage our interest cost and structure our long-term debt portfolio to achieve a mix of fixed rate and floating rate debt. Based on market conditions, we may terminate the swaps to reduce our exposure to rising interest rates or to monetize any gain and lock in a reduction in interest expense over the term of the underlying debt. At December 31, 2016 and 2015, the total amount of the fixed-to-floating interest rate swaps was $1.25 billion and $1.75 billion, respectively. See Note 6 for a discussion of our interest rate swaps, including the fair value of the swaps and the effect on the senior notes.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. New Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which will replace all existing revenue recognition guidance under U.S. GAAP. On July 9, 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09 to all annual and interim periods beginning after December 15, 2017. ASU 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented or recognition of the cumulative effect of retrospective application of the new standard as of the beginning of the period of initial application. We plan to apply ASU 2014-09 on January 1, 2018. Presently, we are not yet in a position to conclude on the transition method we will choose. Based on our initial assessment, the impact of the application of the new standard will likely result in a change in the timing of our revenue recognition for performance incentives received from clients. Performance incentives are currently recognized in revenue when specific quantitative goals are achieved, or when our performance against qualitative goals is determined by the client. Under the new standard, we will be required to estimate the amount of the incentive that will be earned at the inception of the contract and recognize the incentive over the term of the contract. While performance incentives are not material to our revenue, this will result in an acceleration of revenue recognition for certain contract incentives compared to the current method. Additionally, in certain of our businesses we record revenue as a principal and include certain third-party pass-through and out-of-pocket costs, which are billed to clients in connection with our services, in revenue. In March 2016, the FASB issued further guidance on principal versus agent considerations. We are currently evaluating the impact of the principal versus agent guidance on our revenue and cost of service; however, we do not expect the change, if any, to have a material effect on our results of operations.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. We will apply ASU 2016-13 on January 1, 2020. However, we are not yet in a position to assess the impact of the new standard on our results of operations or financial position.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. ASU 2016-15 provides for retrospective application for all periods presented. We will apply ASU 2016-15 on January 1, 2018 and we expect that the application of the new standard will not have a significant impact on our results of operations, financial position or classification of cash flows.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 1, 2017, we applied ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to share-based compensation be recognized in results of operations on the applicable vesting or exercise date (see Note 9). ASU 2016-09 also changed the classification of such tax benefits or tax deficiencies in the statement of cash flows from a financing activity to an operating activity on a prospective basis.
21. Subsequent Events

We have evaluated events subsequent to the balance sheet date and determined there have not been any events that have occurred that would require adjustment to or disclosure in the consolidated financial statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
Selected Quarterly Financial Data (Unaudited)
(In millions, except per share amounts)

The unaudited selected quarterly financial data for the years ended December 31, 2016 and 2015 were:

	Quarter
	First	Second	Third	Fourth
Revenue
2016	$3,499.1	$3,884.9	$3,791.1	$4,241.8
2015	3,469.2	3,805.3	3,706.6	4,153.3
Operating Expenses
2016	3,107.0	3,323.1	3,338.0	3,639.9
2015	3,091.5	3,266.7	3,278.3	3,577.8
Operating Profit
2016	392.1	561.8	453.1	601.9
2015	377.7	538.6	428.3	575.5
Net Income - Omnicom Group Inc.
2016	218.4	326.1	253.8	350.3
2015	209.1	313.9	239.3	331.6
Net Income Per Share Omnicom Group Inc. - Basic
2016	0.90	1.36	1.06	1.47
2015	0.84	1.27	0.97	1.35
Net Income Per Share Omnicom Group Inc. - Diluted
2016	0.90	1.36	1.06	1.47
2015	0.83	1.26	0.97	1.35

OMNICOM GROUP INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2016
(In millions)

Description	Balance Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectible Receivables	Translation Adjustment Increase (Decrease)	Balance End of Period
Valuation accounts deducted from assets:
Allowance for Doubtful Accounts:
December 31, 2016	$22.5	$10.2	$(7.4)	$(0.4)	$24.9
December 31, 2015	24.9	4.4	(5.4)	(1.4)	22.5
December 31, 2014	32.6	8.5	(14.9)	(1.3)	24.9

S-1