Form 10-Q
period 2017-03-31
OMNICOM GROUP INC.
filed 2017-05-10
CIK 29989

____________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐		Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
_________________________
As of May 1, 2017, there were 232,744,011 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017
FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements, including statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, the Company or its representatives have made, or may make, forward-looking statements, orally or in writing. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of the Company’s management as well as assumptions made by, and information currently available to, the Company’s management. Forward-looking statements may be accompanied by words such as “aim,” “anticipate,” “believe,” “plan,” “could,” “should,” “would,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “will,” “possible,” “potential,” “predict,” “project” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside the Company’s control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include: international, national or local economic conditions that could adversely affect the Company or its clients; losses on media purchases and production costs incurred on behalf of clients; reductions in client spending, a slowdown in client payments and a deterioration in the credit markets; ability to attract new clients and retain existing clients in the manner anticipated; changes in client advertising, marketing and corporate communications requirements; failure to manage potential conflicts of interest between or among clients; unanticipated changes relating to competitive factors in the advertising, marketing and corporate communications industries; ability to hire and retain key personnel; currency exchange rate fluctuations; reliance on information technology systems; changes in legislation or governmental regulations affecting the Company or its clients; risks associated with assumptions the Company makes in connection with its critical accounting estimates and legal proceedings; and the Company’s international operations, which are subject to the risks of currency repatriation restrictions, social or political conditions and regulatory environment. The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that may affect the Company’s business, including those described in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016 and in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Except as required under applicable law, the Company does not assume any obligation to update these forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,442.2	$3,002.2
Short-term investments, at cost	43.6	20.6
Accounts receivable, net of allowance for doubtful accounts of $26.5 and $24.9	6,796.8	7,510.8
Work in process	1,349.7	1,125.4
Other current assets	1,096.5	1,063.0
Total Current Assets	11,728.8	12,722.0
Property and Equipment at cost, less accumulated depreciation of $1,252.5 and $1,233.4	678.2	674.8
Equity Method Investments	117.7	120.4
Goodwill	9,075.2	8,976.1
Intangible Assets, net of accumulated amortization of $806.3 and $777.6	414.1	427.4
Other Assets	223.3	244.7
TOTAL ASSETS	$22,237.3	$23,165.4
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$9,453.5	$10,476.7
Customer advances	1,176.6	1,186.6
Current portion of debt	—	0.1
Short-term debt	28.6	28.7
Taxes payable	391.8	349.6
Other current liabilities	2,019.6	1,969.2
Total Current Liabilities	13,070.1	14,010.9
Long-Term Debt	4,914.5	4,920.5
Long-Term Liabilities	936.8	892.3
Deferred Tax Liabilities	458.3	480.5
Commitments and Contingent Liabilities (See Note 10)
Temporary Equity - Redeemable Noncontrolling Interests	191.1	201.6
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	44.6	44.6
Additional paid-in capital	823.9	798.3
Retained earnings	5,758.2	5,677.2
Accumulated other comprehensive income (loss)	(1,253.1)	(1,356.0)
Treasury stock, at cost	(3,239.0)	(3,002.1)
Total Shareholders’ Equity	2,134.6	2,162.0
Noncontrolling interests	531.9	497.6
Total Equity	2,666.5	2,659.6
TOTAL LIABILITIES AND EQUITY	$22,237.3	$23,165.4

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$3,587.4	$3,499.1
Operating Expenses:
Salary and service costs	2,694.2	2,623.3
Occupancy and other costs	302.0	301.4
Cost of services	2,996.2	2,924.7
Selling, general and administrative expenses	108.6	108.1
Depreciation and amortization	72.7	74.2
	3,177.5	3,107.0
Operating Profit	409.9	392.1
Interest Expense	53.5	50.3
Interest Income	13.9	10.2
Income Before Income Taxes and Income (Loss) From Equity Method Investments	370.3	352.0
Income Tax Expense	108.0	115.5
Income (Loss) From Equity Method Investments	0.1	(0.2)
Net Income	262.4	236.3
Net Income Attributed To Noncontrolling Interests	20.6	17.9
Net Income - Omnicom Group Inc.	$241.8	$218.4
Net Income Per Share - Omnicom Group Inc.:
Basic	$1.03	$0.90
Diluted	$1.02	$0.90

Dividends Declared Per Common Share	$0.55	$0.50

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net Income	$262.4	$236.3
Other Comprehensive Income:
Cash flow hedge:
Loss for the period	—	(48.9)
Amortization of loss included in interest expense	1.4	—
Income tax effect	(0.6)	20.4
	0.8	(28.5)
Defined benefit pension plans and postemployment arrangements:
Amortization of prior service cost included in periodic benefit expense	2.0	1.8
Amortization of actuarial losses included in periodic benefit expense	1.9	1.5
Income tax effect	(1.8)	(1.0)
	2.1	2.3
Available-for-sale securities:
Unrealized gain for the period	0.2	—
Income tax effect	(0.1)	—
	0.1	—

Foreign currency translation adjustment	114.7	113.1
Other Comprehensive Income	117.7	86.9
Comprehensive Income	380.1	323.2
Comprehensive Income Attributed To Noncontrolling Interests	35.4	38.7
Comprehensive Income - Omnicom Group Inc.	$344.7	$284.5

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$262.4	$236.3
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	42.3	45.9
Amortization of intangible assets	30.4	28.3
Share-based compensation	19.3	23.0
Other, net	0.9	19.6
Increase (decrease) in operating capital	(550.6)	(807.1)
Net Cash Used In Operating Activities	(195.3)	(454.0)
Cash Flows from Investing Activities:
Capital expenditures	(32.1)	(41.4)
Acquisition of businesses and interests in affiliates, net of cash acquired	(19.2)	(86.6)
Sale of investments	6.1	11.7
Net Cash Used In Investing Activities	(45.2)	(116.3)
Cash Flows from Financing Activities:
Change in short-term debt	(1.4)	13.3
Dividends paid to common shareholders	(130.8)	(122.2)
Repurchases of common stock	(234.7)	(207.1)
Proceeds from stock plans	3.1	6.7
Acquisition of additional noncontrolling interests	(2.7)	(19.8)
Dividends paid to noncontrolling interest shareholders	(10.3)	(14.9)
Payment of contingent purchase price obligations	(2.1)	(8.2)
Other, net	(7.7)	(13.2)
Net Cash Used In Financing Activities	(386.6)	(365.4)
Effect of foreign exchange rate changes on cash and cash equivalents	67.1	77.8

Net Decrease in Cash and Cash Equivalents	(560.0)	(857.9)
Cash and Cash Equivalents at the Beginning of Period	3,002.2	2,605.2
Cash and Cash Equivalents at the End of Period	$2,442.2	$1,747.3

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
In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, in all material respects, of the information contained herein. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 10-K”). Results for the interim periods are not necessarily indicative of results that may be expected for the year. Certain reclassifications have been made to the prior year financial information to conform to the current year presentation.
Accounting Changes. On January 1, 2017, we adopted FASB Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which requires additional tax benefits and tax deficiencies related to share-based compensation be recorded in results of operations effective January 1, 2017, upon vesting of restricted stock awards or exercise of stock options. In the prior year, the tax benefits and deficiencies were recorded in additional paid-in capital. The additional tax benefit or deficiency is calculated as the difference between the grant date price of the award and the price of our common stock on the vesting or exercise date. As a result, we recognized an additional tax benefit of $12.4 million for the three months ended March 31, 2017.
ASU 2016-09 requires that cash flows related to the additional tax benefits or deficiencies be classified in operating activities. Accordingly, for the three months ended March 31, 2016, we retrospectively adjusted the statement of cash flows to conform to the current year presentation, resulting in a decrease in net cash used in operating activities of $7.2 million and increase in net cash used in financing activities of $7.2 million. Further, ASU 2016-09 permits a policy election to either continue to estimate the number of awards that will be forfeited or to account for forfeitures as they occur. We elected to account for forfeitures as they occur. Accordingly, we recorded a cumulative catch-up adjustment to reduce opening retained earnings by $4.5 million reflecting the estimate of unvested awards at December 31, 2016 that are not expected to vest.
On January 1, 2017, we adopted FASB ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other than Inventory, which requires that the income tax effects of intra-entity transfers of assets other than inventory are recognized when the transfer occurs. ASU 2016-16 is applied on a modified retrospective basis with a cumulative catch-up adjustment to opening retained earnings. The adoption of ASU 2016-16 did not have a material impact on our financial position or results of operations.
2. New Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which will replace all existing revenue recognition guidance under U.S. GAAP. On July 9, 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09 to all annual and interim periods beginning after December 15, 2017. ASU 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented or recognition of the cumulative effect of retrospective application of the new standard as of the beginning of the period of initial application. We plan to apply ASU 2014-09 on January 1, 2018. Presently, we are not yet in a position to conclude on the transition method we will choose. Based on our initial assessment, the impact of the application of the new standard will likely result in a change in the timing of our revenue recognition for performance incentives received from clients. Performance incentives are currently recognized in revenue when specific quantitative goals are achieved, or when our performance against qualitative goals is determined by the client. Under the new standard, we will be required to estimate the amount of the incentive that will be earned at the inception of the contract and recognize the incentive over the term of the contract. While performance incentives are not material to our revenue, this will result in an acceleration of revenue recognition for certain contract incentives compared to the current method. Additionally, in certain of our businesses we record revenue as a principal and include certain third-party pass-through and out-of-pocket costs, which are billed to clients in connection with our services, in revenue. In March 2016, the FASB issued further guidance on principal versus agent considerations. We are currently evaluating the impact of the principal versus agent guidance on our revenue and cost of services; however, we do not expect the change, if any, to have a material effect on our results of operations. ASU 2014-09 also includes additional disclosure requirements. Currently, we provide comprehensive revenue disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (“ASU 2017-07”). ASU 2017-07 requires that the service cost component of periodic benefit cost is included in compensation cost and included in operating profit. All other components of net periodic benefit cost are presented separately from the service cost component and outside of operating profit. ASU 2017-07 will affect operating profit but will not have any effect on income before income taxes and equity method investments, net income or earnings per share. ASU 2017-07 is effective for annual and interim periods beginning January 1, 2018 and will be applied retrospectively to all periods presented.
3. Net Income per Common Share

The computations of basic and diluted net income per common share for the three months ended March 31, 2017 and 2016 were (in millions, except per share amounts):

	2017	2016
Net Income Available for Common Shares:
Net income - Omnicom Group Inc.	$241.8	$218.4
Net income allocated to participating securities	(0.5)	(1.5)
	$241.3	$216.9
Weighted Average Shares:
Basic	234.6	240.0
Dilutive stock options and restricted shares	1.9	1.1
Diluted	236.5	241.1

Anti-dilutive stock options and restricted shares	1.0	0.1
Net Income per Common Share - Omnicom Group Inc.:
Basic	$1.03	$0.90
Diluted	$1.02	$0.90
4. Goodwill and Intangible Assets

Goodwill and intangible assets at March 31, 2017 and December 31, 2016 were (in millions):

	2017			2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Goodwill	$9,584.3	$(509.1)	$9,075.2	$9,481.4	$(505.3)	$8,976.1
Intangible assets:
Purchased and internally developed software	$348.9	$(280.5)	$68.4	$342.6	$(270.2)	$72.4
Customer related and other	871.5	(525.8)	345.7	862.4	(507.4)	355.0
	$1,220.4	$(806.3)	$414.1	$1,205.0	$(777.6)	$427.4

Changes in goodwill for the three months ended March 31, 2017 and 2016 were (in millions):

	2017	2016
January 1	$8,976.1	$8,676.4
Acquisitions	15.2	121.2
Noncontrolling interests in acquired businesses	13.7	51.8
Contingent purchase price obligations of acquired businesses	6.2	98.4
Foreign currency translation and other	64.0	96.4
March 31	$9,075.2	$9,044.2

Since our annual goodwill impairment test there have been no events that would have triggered a need for an interim impairment test.

5. Debt
Credit Facilities

At March 31, 2017, our short-term liquidity sources include a $2.5 billion revolving credit facility (“Credit Facility”) that expires July 31, 2021, domestic and international uncommitted credit lines, and the ability to issue up to $2 billion of commercial paper. The uncommitted credit lines aggregated $1.1 billion at both March 31, 2017 and December 31, 2016. There were no outstanding commercial paper issuances or borrowings under the Credit Facility or the uncommitted credit lines at March 31, 2017 and December 31, 2016.

Available and unused credit lines at March 31, 2017 and December 31, 2016 were (in millions):

	2017	2016
Credit Facility	$2,500.0	$2,500.0
Uncommitted credit lines	1,140.0	1,132.0
Available and unused credit lines	$3,640.0	$3,632.0

The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At March 31, 2017 we were in compliance with these covenants as our Leverage Ratio was 2.2 times and our Interest Coverage Ratio was 10.9 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
Short-Term Debt

Short-term debt at March 31, 2017 and December 31, 2016 was $28.6 million and $28.7 million, respectively. The debt represents bank overdrafts and short-term borrowings of our international subsidiaries. Due to the short-term nature of this debt, carrying value approximates fair value.
Long-Term Debt

Long-term debt at March 31, 2017 and December 31, 2016 was (in millions):

	2017	2016
6.25% Senior Notes due 2019	$500.0	$500.0
4.45% Senior Notes due 2020	1,000.0	1,000.0
3.625% Senior Notes due 2022	1,250.0	1,250.0
3.65% Senior Notes due 2024	750.0	750.0
3.60% Senior Notes due 2026	1,400.0	1,400.0
Other debt	—	0.1
	4,900.0	4,900.1
Unamortized premium (discount), net	7.3	7.6
Unamortized debt issuance costs	(23.2)	(24.2)
Unamortized deferred gain from settlement of interest rate swaps	80.1	84.7
Fair value adjustment attributed to interest rate swaps	(49.7)	(47.6)
	4,914.5	4,920.6
Current portion	—	(0.1)
Long-term debt	$4,914.5	$4,920.5

At March 31, 2017, we recorded a long-term liability of $18.5 million in connection with the $750 million fixed-to-floating interest rate swap on our 3.65% Senior Notes due 2024 (“2024 Notes”) and a long-term liability of $31.2 million in connection with the $500 million fixed-to-floating interest rate swap on our 3.60% Senior Notes due 2026 (“2026 Notes”). The long-term liabilities represent the fair value of the swaps on the 2024 Notes and 2026 Notes, respectively, that was substantially offset by the change in the fair value of the notes. The fixed-to-floating interest rate swaps have the economic effect of converting our debt portfolio to approximately 75% fixed rate obligations and 25% floating rate obligations.
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

Revenue and long-lived assets and goodwill by geographic region at and for the three months ended March 31, 2017 and 2016 were (in millions):

	Americas	EMEA	Asia Pacific
2017
Revenue	$2,245.9	$966.5	$375.0
Long-lived assets and goodwill	6,673.8	2,544.3	535.3
2016
Revenue	$2,198.5	$946.3	$354.3
Long-lived assets and goodwill	6,435.2	2,756.5	542.6

The Americas comprises North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes Mexico. EMEA comprises Europe, the Middle East and Africa. Asia Pacific comprises Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for the three months ended March 31, 2017 and 2016 was $2,011.7 million and $2,007.6 million, respectively.
7. Income Taxes

Our effective tax rate for the three months ended March 31, 2017, decreased period-over-period to 29.2% from 32.8%. The decrease in the effective tax rate was primarily attributable to the recognition of an additional tax benefit from share-based compensation of $12.4 million resulting from the prospective adoption of ASU 2016-09 (see Note 1), which requires that additional tax benefits and deficiencies arising from share-based compensation be recognized in results of operations in the period when the awards vest or are exercised. In the prior year, the tax benefits and deficiencies were recorded in additional paid-in capital.

At March 31, 2017, our unrecognized tax benefits were $113.6 million. Of this amount, approximately $71.5 million would affect our effective tax rate upon resolution of the uncertain tax positions.

8. Pension and Other Postemployment Benefits
Defined Benefit Pension Plans

The components of net periodic benefit expense for the three months ended March 31, 2017 and 2016 were (in millions):

	2017	2016
Service cost	$2.3	$2.0
Interest cost	1.8	1.7
Expected return on plan assets	(0.7)	(0.7)
Amortization of prior service cost	1.1	1.1
Amortization of actuarial losses	1.6	1.2
	$6.1	$5.3
We contributed $0.3 million and $0.5 million to our defined benefit pension plans in the three months ended March 31, 2017 and 2016, respectively.
Postemployment Arrangements
The components of net periodic benefit expense for the three months ended March 31, 2017 and 2016 were (in millions):

	2017	2016
Service cost	$1.1	$1.0
Interest cost	0.9	0.9
Amortization of prior service cost	0.9	0.7
Amortization of actuarial losses	0.3	0.3
	$3.2	$2.9
9. Supplemental Cash Flow Data
The increase (decrease) in operating capital for the three months ended March 31, 2017 and 2016 was (in millions):

	2017	2016
(Increase) decrease in accounts receivable	$779.5	$1,019.0
(Increase) decrease in work in process and other current assets	(213.5)	(329.7)
Increase (decrease) in accounts payable	(1,117.5)	(1,551.7)
Increase (decrease) in customer advances and other current liabilities	(13.8)	(23.9)
Change in other assets and liabilities, net	14.7	79.2
	$(550.6)	$(807.1)

Income taxes paid	$64.8	$135.5
Interest paid	$53.2	$41.5
10. Commitments and Contingent Liabilities

In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.

In addition, in December 2016, two of our subsidiaries received subpoenas from the U.S. Department of Justice Antitrust Division concerning its ongoing investigation of video production and post-production practices in the advertising industry. The Company is fully cooperating with the investigation. While the ultimate effect of the investigation is inherently uncertain, we do not at this time believe that the investigation will have a material adverse effect on our results of operations or financial position. However, the ultimate resolution of these matters could be different from our current assessment and the differences could be material.

11. Equity
Changes in accumulated other comprehensive income (loss), net of income taxes, for the three months ended March 31, 2017 and 2016 were (in millions):

2017	Cash Flow Hedge	Available-for-Sale Securities	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
January 1	$(29.5)	$(0.8)	$(90.6)	$(1,235.1)	$(1,356.0)
Other comprehensive income (loss) before reclassifications	—	0.1	—	99.9	100.0
Reclassification from accumulated other comprehensive income (loss)	0.8	—	2.1	—	2.9
March 31	$(28.7)	$(0.7)	$(88.5)	$(1,135.2)	$(1,253.1)

2016
January 1	$(3.3)	$(0.9)	$(87.9)	$(923.3)	$(1,015.4)
Other comprehensive income (loss) before reclassifications	(28.5)	—	—	92.3	63.8
Reclassification from accumulated other comprehensive income (loss)	—	—	2.3	—	2.3
March 31	$(31.8)	$(0.9)	$(85.6)	$(831.0)	$(949.3)
12. Fair Value

Financial assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016 were (in millions):

2017	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$2,442.2			$2,442.2
Short-term investments	43.6			43.6
Available-for-sale securities	4.0			4.0
Interest rate and foreign currency derivative instruments		$0.5		0.5
Liabilities:
Interest rate and foreign currency derivative instruments		$49.9		$49.9
Contingent purchase price obligations			$406.6	406.6

2016
Assets:
Cash and cash equivalents	$3,002.2			$3,002.2
Short-term investments	20.6			20.6
Available-for-sale securities	4.3			4.3
Interest rate and foreign currency derivative instruments		$0.2		0.2
Liabilities:
Interest rate and foreign currency derivative instruments		$48.9		$48.9
Contingent purchase price obligations			$386.1	386.1

Changes in contingent purchase price obligations for the three months ended March 31, 2017 and 2016 were (in millions):

	2017	2016
January 1	$386.1	$322.0
Acquisitions	15.5	102.5
Revaluation and interest	(0.9)	12.3
Payments	(2.1)	(22.7)
Foreign currency translation	8.0	10.0
March 31	$406.6	$424.1

The carrying amount and fair value of our financial assets and liabilities at March 31, 2017 and December 31, 2016 were (in millions):

	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$2,442.2	$2,442.2	$3,002.2	$3,002.2
Short-term investments	43.6	43.6	20.6	20.6
Available-for-sale securities	4.0	4.0	4.3	4.3
Interest rate and foreign currency derivative instruments	0.5	0.5	0.2	0.2
Cost method investments	13.9	13.9	14.2	14.2
Liabilities:
Short-term debt	$28.6	$28.6	$28.7	$28.7
Interest rate and foreign currency derivative instruments	49.9	49.9	48.9	48.9
Contingent purchase price obligations	406.6	406.6	386.1	386.1
Long-term debt, including current portion	4,914.5	5,066.8	4,920.6	5,035.1

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
As a leading global advertising, marketing and corporate communications company, we operate in all major markets and have a large and diverse client base. In the first quarter of 2017, our largest client accounted for 2.9% of our revenue and our 100 largest clients, which represent many of the world's major marketers, accounted for approximately 53% of our revenue. Our business is spread across a number of industry sectors with no one industry comprising more than 14% of our revenue for the three months ended March 31, 2017. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
As described in more detail below, in the first quarter of 2017, revenue increased $88.3 million or 2.5%, compared to the first quarter of 2016. Throughout 2016 and continuing into the first quarter of 2017, a substantial number of foreign currencies weakened against the U.S. Dollar. Changes in foreign exchange rates reduced revenue $40.8 million, or 1.2%, acquisition revenue, net of disposition revenue, reduced revenue $24.3 million, or 0.7%, and organic growth increased revenue $153.4 million, or 4.4%. In recent periods, we disposed of certain non-strategic businesses and continued this effort in the first quarter of 2017. In addition, the effect of our prior year acquisition activity in Brazil has cycled through in the first quarter of 2017. As a result, the reduction in revenue from our disposition activity exceeded the revenue from our acquisition activity in the period. Based on our acquisition and disposition activity completed to date, we expect the net reduction in revenue for acquisitions and dispositions to be between 3.5% and 4.5% for the year.
Global economic conditions have a direct impact on our business and financial performance. Adverse global or regional economic conditions pose a risk that our clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications services, which would reduce the demand for our services. In the first three months of 2017, North America continued its modest economic growth as activity in the United States varied across regions and business lines. Uncertain economic and political conditions in the European Union, or EU, have resulted in uneven growth across the region and have been further complicated by the official notification from the United Kingdom, or U.K., to the European Council to withdraw from the EU. In Brazil, unstable economic and political conditions contributed to the continuing downward economic trend that began in mid 2015. The major economies in Asia continue their modest economic growth consistent with recent periods. The economic and fiscal issues facing countries in Europe and Latin America continue to cause economic uncertainty in those regions; however, the impact on our business varies by country. We will continue to monitor economic conditions closely, as well as client revenue levels and other factors and, in response to reductions in our client revenue, if necessary, we will take actions available to us to align our cost structure and manage our working capital. There can be no assurance whether, or to what extent, our efforts to mitigate any impact of future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments will be effective.
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
For the quarter ended March 31, 2017, our revenue increased 2.5% compared to the quarter ended March 31, 2016. Changes in foreign exchange rates reduced revenue 1.2%, acquisition revenue, net of disposition revenue, reduced revenue 0.7%, and organic growth increased revenue 4.4%. Across our principal regional markets, the changes in revenue were: North America increased 0.8%, Europe decreased 0.2%, Asia Pacific increased 5.8% and Latin America increased 41.6%. In North America, the U.S. experienced modest growth along with solid growth in Canada as compared to the prior year period. In Europe, growth in the U.K. and most markets in the Euro Zone was offset by the weakening of the British Pound and Euro against the U.S. Dollar. The increase in revenue in Latin America was a result of growth in Mexico, as well as the strengthening of the Brazilian Real against the U.S. Dollar. In Asia Pacific, the major economies in the region continued to expand and changes in foreign exchange rates increased revenue in the region primarily related to the strengthening of the Japanese Yen and Australian Dollar against the U.S. Dollar, which was partially offset by the weakening of the Chinese Yuan against the U.S. Dollar. The change in revenue in the first quarter of 2017 compared to the first quarter of 2016, in our four fundamental disciplines was: advertising increased 6.5%, CRM decreased 4.4%, public relations increased 2.0% and specialty communications increased 5.3%.
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
Operating expenses increased 2.3% period-over-period in the first quarter. Salary and service costs, which tend to fluctuate with changes in revenue, increased $70.9 million, or 2.7% in the first quarter of 2017 compared to the first quarter of 2016. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased $0.6 million, or 0.2%, in the first quarter of 2017 compared to the first quarter of 2016. Operating margin for the first quarter of 2017 was 11.4% compared to 11.2% for the first quarter of 2016. Earnings before interest, taxes and amortization of intangible assets, or EBITA, margin for the first quarter of 2017 was 12.3%, compared to 12.0% for the first quarter of 2016.
Net interest expense decreased $0.5 million to $39.6 million in the first quarter of 2017 from $40.1 million in the first quarter of 2016. Interest expense increased $3.2 million to $53.5 million in the first quarter of 2017. Interest income increased $3.7 million in the first quarter of 2017 compared to the prior year period.
Our effective tax rate for the three months ended March 31, 2017, decreased period-over-period to 29.2% from 32.8%. The decrease was primarily attributable to the recognition of an additional tax benefit from share-based compensation of $12.4 million resulting from the adoption of FASB ASU 2016-09 (see Note 1 to the unaudited consolidated financial statements), which requires that beginning in 2017 additional tax benefits and deficiencies arising from share-based compensation be recognized in results of operations in the period when the restricted stock awards vest or stock options are exercised. In the prior year, the tax benefits and deficiencies were recorded in additional paid-in capital. Because the income tax benefit is based on our common stock price on the vesting or exercise date, it is not possible to estimate the impact on income tax expense for the remainder of the year.
Net income - Omnicom Group Inc. in the first quarter of 2017 increased $23.4 million, or 10.7%, to $241.8 million from $218.4 million in the first quarter of 2016. The period-over-period increase is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 13.3% to $1.02 in the first quarter of 2017, compared to $0.90 in the first quarter of 2016, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards and stock option exercises and shares issued under our employee stock purchase plan.

RESULTS OF OPERATIONS - First Quarter 2017 Compared to First Quarter 2016 (in millions):

	2017	2016
Revenue	$3,587.4	$3,499.1
Operating Expenses:
Salary and service costs	2,694.2	2,623.3
Occupancy and other costs	302.0	301.4
Cost of services	2,996.2	2,924.7
Selling, general and administrative expenses	108.6	108.1
Depreciation and amortization	72.7	74.2
	3,177.5	3,107.0
Operating Profit	409.9	392.1
Operating Margin - %	11.4%	11.2%
Interest Expense	53.5	50.3
Interest Income	13.9	10.2
Income Before Income Taxes and Income (Loss) From Equity Method Investments	370.3	352.0
Income Tax Expense	108.0	115.5
Income (Loss) From Equity Method Investments	0.1	(0.2)
Net Income	262.4	236.3
Net Income Attributed To Noncontrolling Interests	20.6	17.9
Net Income - Omnicom Group Inc.	$241.8	$218.4

Non-GAAP Financial Measures
We use EBITA and EBITA Margin as additional operating performance measures that exclude the non-cash amortization expense of intangible assets, which primarily consists of amortization of intangible assets arising from acquisitions. We define EBITA as earnings before interest, taxes and amortization of intangible assets, and EBITA Margin as EBITA divided by revenue. EBITA and EBITA Margins are non-GAAP Financial measures. We believe that EBITA and EBITA Margin are useful measures for investors to evaluate the performance of our business.
Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with U.S. GAAP. Non-GAAP financial measures reported by us may not be comparable to similarly titled amounts reported by other companies.
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin for the for the periods presented (in millions):

	2017	2016
Net Income - Omnicom Group Inc.	$241.8	$218.4
Net Income Attributed To Noncontrolling Interests	20.6	17.9
Net Income	262.4	236.3
Income (Loss) From Equity Method Investments	0.1	(0.2)
Income Tax Expense	108.0	115.5
Income Before Income Taxes and Income (Loss) From Equity Method Investments	370.3	352.0
Interest Expense	53.5	50.3
Interest Income	13.9	10.2
Operating Profit	409.9	392.1
Add back: Amortization of intangible assets	30.4	28.3
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$440.3	$420.4

Revenue	$3,587.4	$3,499.1
EBITA	$440.3	$420.4
EBITA Margin - %	12.3%	12.0%

Revenue
In the first quarter of 2017, revenue increased $88.3 million, or 2.5%, to $3,587.4 million from $3,499.1 million in the first quarter of 2016. Changes in foreign exchange rates reduced revenue $40.8 million, acquisition revenue, net of disposition revenue, reduced revenue $24.3 million, and organic growth increased revenue $153.4 million.
The components of revenue change for the first quarter of 2017 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
March 31, 2016	$3,499.1		$2,007.6		$1,491.5
Components of revenue change:
Foreign exchange rate impact	(40.8)	(1.2)%	—	—%	(40.8)	(2.7)%
Acquisition revenue, net of disposition revenue	(24.3)	(0.7)%	(11.4)	(0.6)%	(12.9)	(0.9)%
Organic growth	153.4	4.4%	15.5	0.8%	137.9	9.2%
March 31, 2017	$3,587.4	2.5%	$2,011.7	0.2%	$1,575.7	5.6%
The components and percentages are calculated as follows:

•
Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $3,628.2 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($3,587.4 million less $3,628.2 million for the Total column).

•
Acquisition revenue is calculated as if the acquisition occurred twelve months prior to the acquisition date by aggregating the comparable prior period revenue of acquisitions through the acquisition date. As a result, acquisition revenue excludes the positive or negative difference between our current period revenue subsequent to the acquisition date and the comparable prior period revenue and the positive or negative growth after the acquisition is attributed to organic growth. Disposition revenue is calculated as if the disposition occurred twelve months prior to the disposition date by aggregating the comparable prior period revenue of dispositions through the disposition date. The acquisition revenue and disposition revenue amounts are netted in the table.

•	Organic growth is calculated by subtracting the foreign exchange rate impact, and the acquisition revenue, net of disposition revenue components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($3,499.1 million for the Total column).
The reduction in revenue as a result of our disposition activity exceeded the revenue from our acquisition activity in the period. Based on our acquisition and disposition activity completed to date, we expect the impact on revenue for acquisitions and dispositions to be between (3.5%) and (4.5%) for the year.
For the first quarter of 2017, changes in foreign exchange rates continued to negatively impact revenue. The impact of changes in foreign exchange rates reduced revenue by 1.2%, or $40.8 million, compared to the first quarter of 2016, primarily resulting from the weakening of the British Pound and the Euro against the U.S. Dollar, partially offset by the strengthening of the Brazilian Real and Russian Ruble against the U.S. Dollar.
Our results of operations are subject to risk from the translation to U.S. Dollars of the revenue and expenses of our foreign operations, which are generally denominated in their local currency. However, for the most part, because the revenue and expenses of our foreign operations are denominated in the same currency, the economic impact on operating margin is minimized. Assuming exchange rates at April 14, 2017 remain unchanged, we expect the impact of changes in foreign exchange rates to reduce revenue by approximately 1.25% for the year and 2.25% in the second quarter of 2017.

Revenue for the first quarter of 2017 and the percentage change in revenue and organic growth from the first quarter of 2016 in our principal regional markets were (in millions):

	2017	2016	$ Change	% Change	% Organic Growth
Americas:
North America	$2,139.3	$2,123.2	$16.1	0.8%	1.1%
Latin America	106.6	75.3	31.3	41.6%	5.4%
EMEA:
Europe	887.6	889.7	(2.1)	(0.2)%	8.1%
Middle East and Africa	78.9	56.6	22.3	39.4%	37.9%

Asia Pacific	375.0	354.3	20.7	5.8%	9.1%
	$3,587.4	$3,499.1	$88.3	2.5%	4.4%
Our primary markets in Europe comprise the U.K. and the Euro Zone. In the first quarter of 2017, the U.K. comprised 8.6% of revenue and the Euro Zone and the other European countries together comprised 16.1% of revenue. In the first quarter of 2017, revenue decreased 8.2% in the U.K. and increased 4.6% in the Euro Zone and the other European countries.
In North America, the U.S. experienced modest growth along with solid growth in Canada as compared to the prior year period. In Europe, growth in the U.K. and most markets in the Euro Zone was partially offset by the weakening of the British Pound and Euro against the U.S. Dollar. The increase in revenue in Latin America was a result of growth in Mexico, as well as the strengthening of the Brazilian Real against the U.S. Dollar. In Asia Pacific, the major economies in the region continued to expand and changes in foreign exchange rates increased revenue in the region primarily related to the strengthening of the Japanese Yen and Australian Dollar against the U.S. Dollar, which was partially offset by the weakening of the Chinese Yuan against the U.S. Dollar.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change through the first quarter of 2017 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 2.9% of our revenue for the first quarter of both 2017 and 2016. Our ten largest and 100 largest clients represented 19.2% and 53.2% of our revenue for the first quarter of 2017, respectively, and 17.5% and 53.0% of our revenue for the first quarter of 2016, respectively.
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
In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories: advertising, CRM, public relations and specialty communications. Revenue for the first quarter of 2017 and 2016 and the change in revenue and organic growth from the first quarter of 2016 by discipline were (in millions):

	Three Months Ended March 31,
	2017		2016		2017 vs. 2016
	$	% of Revenue	$	% of Revenue	$ Change	% Change	% Organic Growth
Advertising	$1,920.8	53.5%	$1,803.1	51.5%	$117.7	6.5%	6.4%
CRM	1,071.0	29.9%	1,120.5	32.0%	(49.5)	(4.4)%	2.1%
Public relations	325.3	9.1%	318.8	9.1%	6.5	2.0%	1.8%
Specialty communications	270.3	7.5%	256.7	7.4%	13.6	5.3%	3.3%
	$3,587.4		$3,499.1		$88.3	2.5%	4.4%

We provide services to clients that operate in various industry sectors. Revenue by sector for the first quarter of 2017 and 2016 was:

	2017	2016
Food and Beverage	13%	13%
Consumer Products	9%	10%
Pharmaceuticals and Health Care	12%	12%
Financial Services	7%	7%
Technology	9%	10%
Auto	9%	8%
Travel and Entertainment	7%	6%
Telecommunications	5%	5%
Retail	6%	6%
Other	23%	23%
Operating Expenses
Operating expenses for the first quarter of 2017 compared to the first quarter of 2016 were (in millions):

	Three Months Ended March 31,
	2017		2016		2017 vs. 2016
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$3,587.4		$3,499.1		$88.3	2.5%
Operating Expenses:
Salary and service costs	2,694.2	75.1%	2,623.3	75.0%	70.9	2.7%
Occupancy and other costs	302.0	8.4%	301.4	8.6%	0.6	0.2%
Cost of services	2,996.2		2,924.7		71.5	2.4%
Selling, general and administrative expenses	108.6	3.0%	108.1	3.1%	0.5	0.5%
Depreciation and amortization	72.7	2.0%	74.2	2.1%	(1.5)	(2.0)%
	3,177.5	88.6%	3,107.0	88.8%	70.5	2.3%
Operating Profit	$409.9	11.4%	$392.1	11.2%	$17.8	4.5%
Operating expenses increased 2.3% in first quarter of 2017 compared to the first quarter of 2016, but decreased as a percentage of revenue compared to the prior period. Salary and service costs, which tend to fluctuate with changes in revenue, increased $70.9 million, or 2.7%, in the first quarter of 2017 compared to the first quarter of 2016. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased $0.6 million, or 0.2%, in the first quarter of 2017 compared to the first quarter of 2016. Operating margin increased 0.2% to 11.4% in the first quarter of 2017 from 11.2% in the first quarter of 2016, reflecting revenue growth greater than the growth in operating expenses. EBITA margin increased 0.3% to 12.3% in the first quarter of 2017 from 12.0% in the first quarter of 2016.
Net Interest Expense
Net interest expense decreased $0.5 million to $39.6 million in the first quarter of 2017 from $40.1 million in the first quarter of 2016. In the first quarter of 2017, interest expense increased $3.2 million to $53.5 million, primarily due to a reduced benefit from the fixed-to-floating interest rate swaps resulting from higher rates on the floating rate leg. At March 31, 2017, our debt portfolio was approximately 75% fixed rate obligations and 25% floating rate obligations and was unchanged from December 31, 2016. Note 5 to the unaudited consolidated financial statements includes a discussion of our interest rate swaps. Interest income increased $3.7 million in the first quarter of 2017 compared to the prior year period resulting from higher interest earned on the cash held by our international treasury centers.
Income Taxes
Our effective tax rate for the three months ended March 31, 2017, decreased period-over-period to 29.2% from 32.8%. The decrease was primarily attributable to the recognition of an additional tax benefit from share-based compensation of $12.4 million resulting from the adoption of FASB ASU 2016-09 (see Note 1 to the unaudited consolidated financial statements), which requires that beginning in 2017 additional tax benefits and deficiencies arising from share-based compensation be recognized in results of operations in the period when the restricted stock awards vest or stock options are exercised. In the prior year, the tax benefits and deficiencies were recorded in additional paid-in capital. Because the income tax benefit is based on our common stock price on the vesting or exercise date, it is not possible to estimate the impact on income tax expense for the remainder of the year. However, excluding the impact of any stock option exercises, if the price of our common stock remains in the range it was during the first quarter of 2017, we expect any additional tax benefits for the remainder of the year to be approximately half of the benefit for the current period.
Net Income Per Common Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the first quarter of 2017 increased $23.4 million, or 10.7%, to $241.8 million from $218.4 million in the first quarter of 2016. The period-over-period increase is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 13.3% to $1.02 in the first quarter of 2017, compared to $0.90 in the first quarter of 2016, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards and stock option exercises and shares issued under our employee stock purchase plan.
CRITICAL ACCOUNTING POLICIES
For a more complete understanding of our accounting policies, the unaudited consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, readers are encouraged to consider this information together with our discussion of our critical accounting policies under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 10-K.
NEW ACCOUNTING STANDARDS
See Note 2 to the unaudited consolidated financial statements for additional information.
LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements
Our primary source of liquidity is operating cash flow. In addition to our cash and cash equivalents and short-term investments, additional liquidity sources include a $2.5 billion revolving credit facility, or Credit Facility, uncommitted domestic and international credit lines, the ability to issue up to $2 billion of commercial paper, and access to the capital markets. These sources of liquidity fund our non-discretionary cash requirements and our discretionary spending.
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
Based on past performance and current expectations, we believe that our operating cash flow will be sufficient to meet our non-discretionary cash requirements, and our discretionary spending for the next twelve months. Our cash and cash equivalents and short-term investments, access to the commercial paper market, Credit Facility, uncommitted credit lines and access to the capital markets provide additional sources of liquidity.
Cash and cash equivalents decreased $560.0 million from December 31, 2016 and short-term investments increased $23.0 million from December 31, 2016. During the first three months of 2017, we used $195.3 million of cash in operating activities, which included the use for operating capital of $550.6 million, which typically occurs in the first half of the year. Our discretionary spending during the first three months of 2017 was: capital expenditures of $32.1 million; dividends paid to common shareholders of $130.8 million; dividends paid to shareholders of noncontrolling interests of $10.3 million; repurchases of our common stock, net of proceeds from stock option exercises and related tax benefits and common stock sold to our employee stock purchase plan, of $231.6 million; and acquisition payments, including payment of contingent purchase price obligations and acquisition of additional shares of noncontrolling interests, net of cash acquired, of $24.0 million.

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
At March 31, 2017, our foreign subsidiaries held approximately $900 million of our total cash and cash equivalents of $2.4 billion. The majority of this cash is available to us, net of any taxes payable upon repatriation to the United States. Changes in international tax rules or changes in U.S. tax rules and regulations covering international operations and foreign tax credits may affect our future reported financial results or the way we conduct our business.
Our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents and short-term investments, at March 31, 2017 increased $530.8 million as compared to December 31, 2016. The increase in net debt is due to a decrease in cash and cash equivalents and short-term investments of $537.0 million primarily arising from the unfavorable change in our operating capital of $550.6 million, which typically occurs in the first half of the year.
The components of net debt as of March 31, 2017 and December 31, 2016 were (in millions):

	March 31, 2017	December 31, 2016
Short- term debt	$28.6	$28.7
Long-term debt, including current portion	4,914.5	4,920.6
Total debt	4,943.1	4,949.3
Less: Cash and cash equivalents and short-term investments	(2,485.8)	(3,022.8)
Net debt	$2,457.3	$1,926.5
Net debt is a Non-GAAP liquidity measure. This presentation, together with the comparable U.S. GAAP liquidity measures (see Debt Instruments and Related Covenants), reflects one of the key metrics used by us to assess our cash management. Non-GAAP liquidity measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with U.S. GAAP. Non-GAAP liquidity measures as reported by us may not be comparable to similarly titled amounts reported by other companies.

Debt Instruments and Related Covenants
At March 31, 2017, our short-term liquidity sources include the $2.5 billion Credit Facility, domestic and international uncommitted credit lines aggregating $1.1 billion, and the ability to issue up to $2 billion of commercial paper.
The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At March 31, 2017, we were in compliance with these covenants as our Leverage Ratio was 2.2 times and our Interest Coverage Ratio was 10.9 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
At March 31, 2017, the total aggregate principal amount of our fixed rate senior notes was $4.9 billion and the total notional amount of the fixed-to-floating interest rate swaps was $1.25 billion. The interest rate swaps have the economic effect of converting our debt portfolio to approximately 75% fixed rate obligations and 25% floating rate obligations.

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

Credit Markets and Availability of Credit
We typically fund our day-to-day liquidity by issuing commercial paper. As an additional source of liquidity, we may borrow under the Credit Facility or the uncommitted credit lines. At March 31, 2017, there were no outstanding commercial paper issuances or borrowings under the Credit Facility or the uncommitted credit lines.
Commercial paper activity for the quarters ended March 31, 2017 and 2016 was (dollars in millions):

	2017	2016
Average amount outstanding during the quarter	$362.6	$601.7
Maximum amount outstanding during the quarter	$791.9	$1,160.0
Average days outstanding	7.3	8.0
Weighted average interest rate	0.97%	0.67%
At March 31, 2017, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody's. Our access to the commercial paper market and the cost of these borrowings are affected by our credit ratings and market conditions. Our senior notes and Credit Facility do not contain provisions that require acceleration of cash payments in the event our debt credit ratings are downgraded.
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
CREDIT RISK
We provide advertising, marketing and corporate communications services to several thousand clients who operate in nearly every industry sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 2.9% of our revenue for the first three months of 2017. However, during periods of economic downturn, the credit profiles of our clients could change.
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

Our 2016 10-K provides a detailed discussion of the market risks affecting our operations. No material change has occurred in our market risks since the disclosure contained in our 2016 10-K. See our discussion regarding current economic conditions in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Executive Summary and Liquidity and Capital Resources sections.
ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2017, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of March 31, 2017. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in our 2016 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2016, dated February 9, 2017.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.

In addition, in December 2016, two of our subsidiaries received subpoenas from the U.S. Department of Justice Antitrust Division concerning its ongoing investigation of video production and post-production practices in the advertising industry. The Company is fully cooperating with the investigation. While the ultimate effect of the investigation is inherently uncertain, we do not at this time believe that the investigation will have a material adverse effect on our results of operations or financial position. However, the ultimate resolution of these matters could be different from our current assessment and the differences could be material.
Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A in our 2016 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock purchase activity during the three months ended March 31, 2017 was:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2017	966,412	$85.60	—	—
February 1 - 28, 2017	412,497	85.31	—	—
March 1 - 31, 2017	1,428,071	84.99	—	—
	2,806,980	$85.25	—	—

During the three months ended March 31, 2017, we purchased 2,465,000 shares of our common stock in the open market for general corporate purposes and withheld 341,980 shares from employees to satisfy estimated statutory income tax obligations related to stock option exercises and vesting of restricted stock. The value of the common stock withheld was based on the closing price of our common stock on the applicable exercise or vesting date.

There were no unregistered sales of our equity securities during the three months ended March 31, 2017.
Item 6. Exhibits

10.1	Director Compensation and Deferred Stock Program (Exhibit 10.19 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2016 and incorporated herein by reference).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

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

OMNICOM GROUP INC.
Date:	May 10, 2017	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)