Form 10-Q
period 2017-06-30
OMNICOM GROUP INC.
filed 2017-07-20
CIK 29989

____________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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
_________________________
As of July 14, 2017, there were 230,754,205 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,834.0	$3,002.2
Short-term investments, at cost	40.4	20.6
Accounts receivable, net of allowance for doubtful accounts of $26.8 and $24.9	7,142.8	7,510.8
Work in process	1,401.6	1,125.4
Other current assets	1,086.3	1,063.0
Total Current Assets	11,505.1	12,722.0
Property and Equipment at cost, less accumulated depreciation of $1,276.7 and $1,233.4	687.7	674.8
Equity Method Investments	126.3	120.4
Goodwill	9,182.0	8,976.1
Intangible Assets, net of accumulated amortization of $830.3 and $777.6	392.3	427.4
Other Assets	270.0	244.7
TOTAL ASSETS	$22,163.4	$23,165.4
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$9,849.2	$10,476.7
Customer advances	1,141.1	1,186.6
Current portion of debt	—	0.1
Short-term debt	19.3	28.7
Taxes payable	225.1	349.6
Other current liabilities	1,629.0	1,969.2
Total Current Liabilities	12,863.7	14,010.9
Long-Term Debt	4,930.0	4,920.5
Long-Term Liabilities	930.4	892.3
Deferred Tax Liabilities	490.3	480.5
Commitments and Contingent Liabilities (See Note 10)
Temporary Equity - Redeemable Noncontrolling Interests	190.0	201.6
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	44.6	44.6
Additional paid-in capital	824.2	798.3
Retained earnings	5,958.8	5,677.2
Accumulated other comprehensive income (loss)	(1,112.0)	(1,356.0)
Treasury stock, at cost	(3,459.5)	(3,002.1)
Total Shareholders’ Equity	2,256.1	2,162.0
Noncontrolling interests	502.9	497.6
Total Equity	2,759.0	2,659.6
TOTAL LIABILITIES AND EQUITY	$22,163.4	$23,165.4

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$3,790.1	$3,884.9	$7,377.6	$7,384.0
Operating Expenses:
Salary and service costs	2,736.1	2,824.0	5,430.3	5,447.3
Occupancy and other costs	297.0	315.2	598.9	616.6
Cost of services	3,033.1	3,139.2	6,029.2	6,063.9
Selling, general and administrative expenses	120.4	110.9	229.1	219.0
Depreciation and amortization	71.1	73.0	143.8	147.2
	3,224.6	3,323.1	6,402.1	6,430.1
Operating Profit	565.5	561.8	975.5	953.9
Interest Expense	56.8	54.3	110.2	104.6
Interest Income	11.5	9.5	25.3	19.7
Income Before Income Taxes and Income From Equity Method Investments	520.2	517.0	890.6	869.0
Income Tax Expense	166.7	167.9	274.7	283.4
Income From Equity Method Investments	1.6	2.8	1.6	2.6
Net Income	355.1	351.9	617.5	588.2
Net Income Attributed To Noncontrolling Interests	26.5	25.8	47.1	43.7
Net Income - Omnicom Group Inc.	$328.6	$326.1	$570.4	$544.5
Net Income Per Share - Omnicom Group Inc.:
Basic	$1.41	$1.36	$2.44	$2.26
Diluted	$1.40	$1.36	$2.42	$2.25

Dividends Declared Per Common Share	$0.55	$0.55	$1.10	$1.05

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$355.1	$351.9	$617.5	$588.2
Other Comprehensive Income:
Cash flow hedge:
Loss for the period	—	—	—	(48.8)
Amortization of loss included in interest expense	1.4	1.2	2.8	1.2
Income tax effect	(0.6)	(0.5)	(1.2)	19.8
	0.8	0.7	1.6	(27.8)
Defined benefit pension plans and postemployment arrangements:
Amortization of prior service cost included in periodic benefit expense	2.2	1.8	4.2	3.6
Amortization of actuarial losses included in periodic benefit expense	1.7	1.4	3.6	2.9
Income tax effect	(1.9)	(1.4)	(3.6)	(2.4)
	2.0	1.8	4.2	4.1
Available-for-sale securities:
Unrealized gain for the period	0.3	—	0.5	—
Income tax effect	(0.1)	—	(0.2)	—
	0.2	—	0.3	—

Foreign currency translation adjustment	140.1	(118.3)	254.8	(5.2)
Other Comprehensive Income	143.1	(115.8)	260.9	(28.9)
Comprehensive Income	498.2	236.1	878.4	559.3
Comprehensive Income Attributed To Noncontrolling Interests	28.5	22.2	63.9	60.9
Comprehensive Income - Omnicom Group Inc.	$469.7	$213.9	$814.5	$498.4

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$617.5	$588.2
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	84.9	90.4
Amortization of intangible assets	58.9	56.8
Share-based compensation	40.0	46.3
Other, net	(3.8)	(17.9)
Increase (decrease) in operating capital	(1,128.5)	(1,141.5)
Net Cash Used In Operating Activities	(331.0)	(377.7)
Cash Flows from Investing Activities:
Capital expenditures	(67.9)	(77.9)
Acquisition of businesses and interests in affiliates, net of cash acquired	(19.5)	(267.0)
Sale (purchase) of investments	25.4	(215.3)
Net Cash Used In Investing Activities	(62.0)	(560.2)
Cash Flows from Financing Activities:
Change in short-term debt	(10.2)	(13.3)
Proceeds from borrowings	—	1,389.6
Repayment of debt	—	(1,000.0)
Dividends paid to common shareholders	(260.7)	(242.9)
Repurchases of common stock	(474.7)	(383.5)
Proceeds from stock plans	6.5	18.4
Acquisition of additional noncontrolling interests	(8.0)	(44.6)
Dividends paid to noncontrolling interest shareholders	(67.3)	(52.0)
Payment of contingent purchase price obligations	(71.2)	(48.1)
Other, net	(17.1)	(34.3)
Net Cash Used In Financing Activities	(902.7)	(410.7)
Effect of foreign exchange rate changes on cash and cash equivalents	127.5	49.1

Net Decrease in Cash and Cash Equivalents	(1,168.2)	(1,299.5)
Cash and Cash Equivalents at the Beginning of Period	3,002.2	2,605.2
Cash and Cash Equivalents at the End of Period	$1,834.0	$1,305.7

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
Accounting Changes
On January 1, 2017, we adopted FASB Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which requires additional tax benefits and tax deficiencies related to share-based compensation be recorded in results of operations effective January 1, 2017, upon vesting of restricted stock awards or exercise of stock options. In the prior year, the tax benefits and deficiencies were recorded in additional paid-in capital. The additional tax benefit or deficiency is calculated as the difference between the grant date price of the award and the price of our common stock on the vesting or exercise date. As a result, we recognized an additional tax benefit of $14.8 million for the six months ended June 30, 2017.
ASU 2016-09 requires that cash flows related to the additional tax benefits or deficiencies be classified in operating activities. Accordingly, for the six months ended June 30, 2016, we retrospectively adjusted the statement of cash flows to conform to the current year presentation, resulting in a decrease in net cash used in operating activities of $13.4 million and increase in net cash used in financing activities of $13.4 million. Further, ASU 2016-09 permits a policy election to either continue to estimate the number of awards that will be forfeited or to account for forfeitures as they occur. We elected to account for forfeitures as they occur. Accordingly, we recorded a cumulative catch-up adjustment to reduce opening retained earnings by $4.5 million reflecting the estimate of unvested awards at December 31, 2016 that are not expected to vest.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the subsequent measurement of goodwill and eliminates the two-step goodwill impairment test. ASU 2017-04 is applied prospectively and is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted ASU 2017-04 for our annual goodwill impairment test at June 30, 2017. The adoption of ASU 2017-04 did not have any impact on our financial position or results of operations.
2. New Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which will replace all existing revenue recognition guidance under U.S. GAAP. On July 9, 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09 to all annual and interim periods beginning after December 15, 2017. ASU 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented or recognition of the cumulative effect of retrospective application of the new standard as of the beginning of the period of initial application. We plan to apply ASU 2014-09 on January 1, 2018. Presently, we are not yet in a position to decide the transition method we will choose. Based on our initial assessment, the impact of the application of the new standard will likely result in a change in the timing of our revenue recognition for performance incentives received from clients. Performance incentives are currently recognized in revenue when specific quantitative goals are achieved, or when our performance against qualitative goals is determined by the client. Under the new standard, we will be required to estimate the amount of the incentive that will be earned at the inception of the contract and recognize the incentive over the term of the contract. While performance incentives are not material to our revenue, this will result in an acceleration of revenue recognition for certain contract incentives compared to the current method. Additionally, in certain of our businesses we record revenue as a principal and include certain third-party pass-through and out-of-pocket costs, which are billed to clients in connection with our services, in revenue. In March 2016, the FASB issued further guidance on principal versus agent revenue recognition considerations. We are currently evaluating the impact of the principal versus agent guidance on our revenue and cost of services; however, we do not expect the change, if any, to have a material effect on our results of operations. ASU 2014-09 also includes additional disclosure requirements. Currently, we provide comprehensive revenue disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
3. Net Income per Common Share
The computations of basic and diluted net income per common share for the three and six months ended June 30, 2017 and 2016 were (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income Available for Common Shares:
Net income - Omnicom Group Inc.	$328.6	$326.1	$570.4	$544.5
Net income allocated to participating securities	(0.5)	(2.0)	(1.0)	(3.6)
	$328.1	$324.1	$569.4	$540.9
Weighted Average Shares:
Basic	232.1	237.7	233.3	238.9
Dilutive stock options and restricted shares	1.9	1.3	1.9	1.2
Diluted	234.0	239.0	235.2	240.1

Anti-dilutive stock options and restricted shares	1.0	—	1.0	—
Net Income per Common Share - Omnicom Group Inc.:
Basic	$1.41	$1.36	$2.44	$2.26
Diluted	$1.40	$1.36	$2.42	$2.25

4. Goodwill and Intangible Assets
Goodwill and intangible assets at June 30, 2017 and December 31, 2016 were (in millions):

	2017			2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Goodwill	$9,703.7	$(521.7)	$9,182.0	$9,481.4	$(505.3)	$8,976.1
Intangible assets:
Purchased and internally developed software	$349.3	$(286.3)	$63.0	$342.6	$(270.2)	$72.4
Customer related and other	873.3	(544.0)	329.3	862.4	(507.4)	355.0
	$1,222.6	$(830.3)	$392.3	$1,205.0	$(777.6)	$427.4
Changes in goodwill for the six months ended June 30, 2017 and 2016 were (in millions):

	2017	2016
January 1	$8,976.1	$8,676.4
Acquisitions, net of dispositions	15.8	223.3
Noncontrolling interests in acquired businesses	14.5	54.6
Contingent purchase price of acquired businesses	8.5	146.4
Foreign currency translation and other	167.1	(32.3)
June 30	$9,182.0	$9,068.4
5. Debt
Credit Facilities
At June 30, 2017, our short-term liquidity sources include a $2.5 billion revolving credit facility (“Credit Facility”) expiring on July 31, 2021, domestic and international uncommitted credit lines and the ability to issue up to $2 billion of commercial paper. The uncommitted credit lines aggregated $1.1 billion at both June 30, 2017 and December 31, 2016. There were no outstanding commercial paper issuances or borrowings under the Credit Facility or the uncommitted credit lines at June 30, 2017 and December 31, 2016.
Available and unused credit lines at June 30, 2017 and December 31, 2016 were (in millions):

	2017	2016
Credit Facility	$2,500.0	$2,500.0
Uncommitted credit lines	1,149.5	1,132.0
Available and unused credit lines	$3,649.5	$3,632.0
The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At June 30, 2017 we were in compliance with these covenants as our Leverage Ratio was 2.2 times and our Interest Coverage Ratio was 10.8 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
Short-Term Debt
Short-term debt at June 30, 2017 and December 31, 2016 was $19.3 million and $28.7 million, respectively. The debt represents bank overdrafts and short-term borrowings of our international subsidiaries. Due to the short-term nature of this debt, carrying value approximates fair value.

Long-Term Debt
Long-term debt at June 30, 2017 and December 31, 2016 was (in millions):

	2017	2016
6.25% Senior Notes due 2019	$500.0	$500.0
4.45% Senior Notes due 2020	1,000.0	1,000.0
3.625% Senior Notes due 2022	1,250.0	1,250.0
3.65% Senior Notes due 2024	750.0	750.0
3.60% Senior Notes due 2026	1,400.0	1,400.0
Other debt	—	0.1
	4,900.0	4,900.1
Unamortized premium (discount), net	6.9	7.6
Unamortized debt issuance costs	(22.2)	(24.2)
Unamortized deferred gain from settlement of interest rate swaps	75.6	84.7
Fair value adjustment attributed to interest rate swaps	(30.3)	(47.6)
	4,930.0	4,920.6
Current portion	—	(0.1)
Long-term debt	$4,930.0	$4,920.5

At June 30, 2017, we recorded a long-term liability of $8.7 million in connection with the $750 million fixed-to-floating interest rate swap on our 3.65% Senior Notes due 2024 (“2024 Notes”) and a long-term liability of $21.6 million in connection with the $500 million fixed-to-floating interest rate swap on our 3.60% Senior Notes due 2026 (“2026 Notes”). The long-term liabilities represent the fair value of the swaps on the 2024 Notes and 2026 Notes, respectively, that was substantially offset by the change in the fair value of the notes. The fixed-to-floating interest rate swaps have the economic effect of converting our debt portfolio to approximately 75% fixed rate obligations and 25% floating rate obligations.
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
Revenue and long-lived assets and goodwill by geographic region at and for the three and six months ended June 30, 2017 and 2016 were (in millions):

	Americas	EMEA	Asia Pacific
2017
Revenue - Three months ended	$2,296.8	$1,088.0	$405.3
Revenue - Six months ended	4,542.7	2,054.6	780.3
Long-lived assets and goodwill	6,654.2	2,678.0	537.5
2016
Revenue - Three months ended	$2,428.6	$1,056.1	$400.2
Revenue - Six months ended	4,627.1	2,002.4	754.5
Long-lived assets and goodwill	6,574.0	2,644.9	532.9

The Americas comprises North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes Mexico. EMEA comprises Europe, the Middle East and Africa. Asia Pacific comprises Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for the three and six months ended June 30, 2017 and 2016 was $2,060.9 million and $4,072.6 million and $2,190.5 million and $4,198.0 million, respectively.
7. Income Taxes
Our effective tax rate for the six months ended June 30, 2017, decreased period-over-period to 30.8% from 32.6%. The decrease in the effective tax rate was primarily attributable to the recognition of an additional tax benefit from share-based compensation of $14.8 million resulting from the prospective adoption of ASU 2016-09 (see Note 1), which requires that additional tax benefits and deficiencies arising from share-based compensation be recognized in results of operations in the period when the awards vest or are exercised. In the prior year, the tax benefits and deficiencies were recorded in additional paid-in capital.
At June 30, 2017, our unrecognized tax benefits were $110.0 million. Of this amount, approximately $72.3 million would affect our effective tax rate upon resolution of the uncertain tax positions.
8. Pension and Other Postemployment Benefits
Defined Benefit Pension Plans
The components of net periodic benefit expense for the six months ended June 30, 2017 and 2016 were (in millions):

	2017	2016
Service cost	$5.3	$4.1
Interest cost	3.5	3.5
Expected return on plan assets	(1.4)	(1.4)
Amortization of prior service cost	2.4	2.2
Amortization of actuarial losses	3.1	2.4
	$12.9	$10.8
We contributed $0.7 million and $0.5 million to our defined benefit pension plans in the six months ended June 30, 2017 and 2016, respectively.
Postemployment Arrangements
The components of net periodic benefit expense for the six months ended June 30, 2017 and 2016 were (in millions):

	2017	2016
Service cost	$2.2	$2.0
Interest cost	1.8	1.8
Amortization of prior service cost	1.8	1.4
Amortization of actuarial losses	0.5	0.5
	$6.3	$5.7

9. Supplemental Cash Flow Data
The increase (decrease) in operating capital for the six months ended June 30, 2017 and 2016 was (in millions):

	2017	2016
(Increase) decrease in accounts receivable	$460.3	$891.3
(Increase) decrease in work in process and other current assets	(277.5)	(188.5)
Increase (decrease) in accounts payable	(785.9)	(1,413.4)
Increase (decrease) in customer advances and other current liabilities	(412.1)	(357.4)
Change in other assets and liabilities, net	(113.3)	(73.5)
	$(1,128.5)	$(1,141.5)

Income taxes paid	$339.0	$362.5
Interest paid	$111.2	$106.8
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
11. Equity
Changes in accumulated other comprehensive income (loss), net of income taxes, for the six months ended June 30, 2017 and 2016 were (in millions):

2017	Cash Flow Hedge	Available-for-Sale Securities	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
January 1	$(29.5)	$(0.8)	$(90.6)	$(1,235.1)	$(1,356.0)
Other comprehensive income (loss) before reclassifications	—	0.3	—	237.9	238.2
Reclassification from accumulated other comprehensive income (loss)	1.6	—	4.2	—	5.8
June 30	$(27.9)	$(0.5)	$(86.4)	$(997.2)	$(1,112.0)

2016
January 1	$(3.3)	$(0.9)	$(87.9)	$(923.3)	$(1,015.4)
Other comprehensive income (loss) before reclassifications	(28.5)	—	—	(22.4)	(50.9)
Reclassification from accumulated other comprehensive income (loss)	0.7	—	4.1	—	4.8
June 30	$(31.1)	$(0.9)	$(83.8)	$(945.7)	$(1,061.5)

12. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016 were (in millions):

2017	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$1,834.0			$1,834.0
Short-term investments	40.4			40.4
Available-for-sale securities	4.0			4.0
Interest rate and foreign currency derivative instruments		$0.2		0.2
Liabilities:
Interest rate and foreign currency derivative instruments		$30.8		$30.8
Contingent purchase price obligations			$268.2	268.2

2016
Assets:
Cash and cash equivalents	$3,002.2			$3,002.2
Short-term investments	20.6			20.6
Available-for-sale securities	4.3			4.3
Interest rate and foreign currency derivative instruments		$0.2		0.2
Liabilities:
Interest rate and foreign currency derivative instruments		$48.9		$48.9
Contingent purchase price obligations			$386.1	386.1
Changes in contingent purchase price obligations for the six months ended June 30, 2017 and 2016 were (in millions):

	2017	2016
January 1	$386.1	$322.0
Acquisitions	22.2	150.8
Revaluation and interest	(0.4)	13.8
Payments	(146.4)	(62.7)
Foreign currency translation	6.7	6.5
June 30	$268.2	$430.4

The carrying amount and fair value of our financial assets and liabilities at June 30, 2017 and December 31, 2016 were (in millions):

	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$1,834.0	$1,834.0	$3,002.2	$3,002.2
Short-term investments	40.4	40.4	20.6	20.6
Available-for-sale securities	4.0	4.0	4.3	4.3
Interest rate and foreign currency derivative instruments	0.2	0.2	0.2	0.2
Cost method investments	13.9	13.9	14.2	14.2
Liabilities:
Short-term debt	$19.3	$19.3	$28.7	$28.7
Interest rate and foreign currency derivative instruments	30.8	30.8	48.9	48.9
Contingent purchase price obligations	268.2	268.2	386.1	386.1
Long-term debt, including current portion	4,930.0	5,098.8	4,920.6	5,035.1

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
We are a strategic holding company providing advertising, marketing and corporate communications services to clients through our branded networks and agencies around the world. On a global, pan-regional and local basis, our networks and agencies provide a comprehensive range of services in four fundamental disciplines: advertising, CRM, public relations and specialty communications. Our business model was built and continues to evolve around our clients. While our networks and agencies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. The fundamental premise of our business is that our clients’ specific requirements should be the central focus in how we structure our service offerings and allocate our resources. This client-centric business model requires that multiple agencies collaborate in formal and informal virtual client networks that cut across internal organizational structures through our key client matrix organizational structure to execute against each of our clients’ specific marketing requirements. We believe that this organizational philosophy and our ability to execute on it differentiate us from our competition. We continually seek to grow our business with our existing clients by maintaining our client-centric approach, as well as expanding our existing business relationships into new markets and with new clients. In addition, we pursue selective acquisitions of complementary companies with strong entrepreneurial management teams that typically currently serve or have the ability to serve our existing client base.
As a leading global advertising, marketing and corporate communications company, we operate in all major markets and have a large and diverse client base. For the six months ended June 30, 2017, our largest client accounted for 3.0% of our revenue and our 100 largest clients, which represent many of the world's major marketers, accounted for approximately 51% of our revenue. Our business is spread across a number of industry sectors with no one industry comprising more than 14% of our revenue for the six months ended June 30, 2017. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
As described in more detail below, for the six months ended June 30, 2017, revenue decreased $6.4 million or 0.1%, compared to the six months ended June 30, 2016. Throughout 2016 and continuing into the second quarter of 2017, a substantial number of foreign currencies weakened against the U.S. Dollar. Changes in foreign exchange rates reduced revenue $98.0 million, or 1.3%. Acquisition revenue, net of disposition revenue, reduced revenue $196.4 million, or 2.7%, reflecting the disposition of certain non-strategic businesses in the past year. Organic growth increased revenue $288.0 million, or 3.9%. In addition to the recent dispositions, the effect of our prior year acquisition activity in Brazil has cycled through in the first quarter of 2017. As a result, the reduction in revenue from our disposition activity exceeded the revenue from our acquisition activity in the period, and based on our activities completed to date, we expect the net reduction in revenue for acquisitions and dispositions to be between 3.5% and 4.5% for the full year.
Global economic conditions have a direct impact on our business and financial performance. Adverse global or regional economic conditions pose a risk that our clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications services, which would reduce the demand for our services. In the first six months of 2017, North America continued its modest economic growth as activity in the United States varied across disciplines. Uncertain economic and political conditions in the European Union, or EU, have resulted in uneven growth across the region and have been further complicated by the official notification from the United Kingdom, or U.K., to the European Council to withdraw from the EU. In Brazil, unstable economic and political conditions contribute to the continuing volatility in the market. The major economies in Asia continue their modest economic growth consistent with recent periods. The economic and fiscal issues facing countries in Europe and Latin America continue to cause economic uncertainty in those regions; however, the impact on our business varies by country. We will continue to monitor economic conditions closely, as well as client revenue levels and other factors and, in response to reductions in our client revenue, if necessary, we will take actions available to us to align our cost structure and manage our working capital. There can be no assurance whether, or to what extent, our efforts to mitigate any impact of future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments will be effective.
Certain business trends have had a positive impact on our business and industry. These trends include clients increasingly expanding the focus of their brand strategies from national markets to pan-regional and global markets and integrating traditional and non-traditional marketing channels, as well as utilizing new communications technologies and emerging digital platforms. Additionally, as clients increase their demands for marketing effectiveness and efficiency, they require greater integration of their marketing activities and tend to consolidate their business with one holding company. We believe these trends have benefited our business in the past and over the medium and long term will continue to provide a competitive advantage to us.

In the near term, barring unforeseen events and excluding the impact of changes in foreign exchange rates, as a result of continued improvement in operating performance by many of our agencies and new business activities, we expect our 2017 organic growth in revenue to increase modestly in excess of the weighted average nominal GDP growth in our major markets. We expect to continue to identify acquisition opportunities intended to build upon the core capabilities of our strategic business platforms, expand our operations in the high-growth and emerging markets and enhance our capabilities to leverage new technologies that are being used by marketers today. In addition, we continually evaluate our portfolio of businesses to identify non-strategic or underperforming businesses for disposition.
Given our size and breadth, we manage our business by monitoring several financial indicators. The key indicators that we focus on are revenue and operating expenses. We analyze revenue growth by reviewing the components and mix of the growth, including growth by principal regional market and marketing discipline, the impact from foreign currency fluctuations, growth from acquisitions and growth from our largest clients. Operating expenses are comprised of cost of services, selling, general and administrative, or SG&A, expenses and depreciation and amortization.
For the quarter ended June 30, 2017, our revenue decreased 2.4% compared to the quarter ended June 30, 2016. Changes in foreign exchange rates reduced revenue 1.5%, acquisition revenue, net of disposition revenue, reduced revenue 4.4%, and organic growth increased revenue 3.5%. Across our principal regional markets, the changes in revenue were: North America decreased 6.6%, Europe increased 1.9%, Asia Pacific increased 1.3% and Latin America increased 22.5%. The decrease in revenue in North America reflects the disposition of our specialty print media business, which was partially offset by modest growth in the U.S. and Canada. In Europe, growth in the U.K. and most markets in the Euro Zone was offset by the weakening of the British Pound and Euro against the U.S. Dollar. The increase in revenue in Latin America was a result of growth in Mexico, as well as the strengthening of the Brazilian Real against the U.S. Dollar, which offset negative growth in that market. In Asia Pacific, strong growth in Australia, India and Japan was partially offset by the weakening of the Chinese Yuan and Japanese Yen against the U.S. Dollar. The change in revenue in the second quarter of 2017 compared to the second quarter of 2016, in our four fundamental disciplines was: advertising decreased 2.3%, CRM decreased 4.0%, public relations decreased 2.0% and specialty communications increased 2.5%.
For the six months ended June 30, 2017, our revenue decreased 0.1% compared to the six months ended June 30, 2016. Changes in foreign exchange rates reduced revenue 1.3%, acquisition revenue, net of disposition revenue, reduced revenue 2.7%, and organic growth increased revenue 3.9%. Across our principal regional markets, the changes in revenue were: North America decreased 3.1%, Europe increased 0.9%, Asia Pacific increased 3.4% and Latin America increased 30.8%. In North America, moderate growth in the United States and Canada was offset by our disposition activity and the weakening of the Canadian Dollar against the U.S. Dollar. In Europe, growth in the U.K., Spain and Russia was offset by the weakening of the British Pound and Euro against the U.S. Dollar and negative performance in The Netherlands. The increase in revenue in Latin America was a result of our acquisition activity in Brazil, and the strengthening of the Brazilian Real, as well as growth in Mexico. In Asia Pacific, growth in the major economies including Australia, India, Japan and greater China was partially offset by the weakening of most currencies in the region. The change in revenue in the six months of 2017 compared to the six months of 2016, in our four fundamental disciplines was: advertising increased 1.8%, CRM decreased 4.2%, public relations decreased 0.1% and specialty communications increased 3.8%.
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
Operating expenses decreased 3.0% and 0.4% period-over-period for the second quarter and six months, respectively. Salary and service costs, which tend to fluctuate with changes in revenue, decreased $87.9 million, or 3.1% in the second quarter of 2017 compared to the second quarter of 2016 and decreased $17.0 million or 0.3% in the six months of 2017 compared to the six months of 2016. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $18.2 million, or 5.8%, in the second quarter of 2017 compared to the second quarter of 2016 and decreased $17.7 million or 2.9% in the six months of 2017 compared to the six months of 2016.

Operating margins for the second quarter and six months of 2017 were 14.9% and 13.2%, respectively, compared to 14.5% and 12.9% for the second quarter and six months of 2016, respectively. Earnings before interest, taxes and amortization of intangible assets, or EBITA, margins for the second quarter and six months of 2017 were 15.7% and 14.0%, respectively, compared to 15.2% and 13.7% for the second quarter and the six months of 2016, respectively.
Net interest expense increased $0.5 million to $45.3 million in the second quarter of 2017 from $44.8 million in the second quarter of 2016, and net interest expense was unchanged at $84.9 million in the six months of 2017 and 2016. Interest expense increased $2.5 million to $56.8 million in the second quarter of 2017 and increased $5.6 million to $110.2 million in the six months of 2017. Interest income increased $2.0 million in the second quarter of 2017 and increased $5.6 million in the six months of 2017 compared to the prior year periods.
Our effective tax rate for the second quarter and six months ended June 30, 2017, decreased period-over-period to 32.0% and 30.8% from 32.5% and 32.6%, respectively. The decrease was attributable to the recognition of an additional tax benefit from share-based compensation of $14.8 million, primarily in the first quarter resulting from the adoption of FASB ASU 2016-09 (see Note 1 to the unaudited consolidated financial statements), which requires that beginning in 2017 additional tax benefits and deficiencies arising from share-based compensation be recognized in results of operations in the period when the restricted stock awards vest or stock options are exercised. In the prior year, the tax benefits and deficiencies were recorded in additional paid-in capital. Because the income tax benefit is based on our common stock price on the vesting or exercise date, it is not possible to estimate the impact on income tax expense for the remainder of the year.
Net income - Omnicom Group Inc. in the second quarter of 2017 increased $2.5 million, or 0.8%, to $328.6 million from $326.1 million in the second quarter of 2016, and net income - Omnicom Group Inc. in the six months of 2017 increased $25.9 million, or 4.8%, to $570.4 million from $544.5 million in the six months of 2016. The period-over-period increase is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 2.9% to $1.40 in the second quarter of 2017, compared to $1.36 in the second quarter of 2016, and diluted net income per common share - Omnicom Group Inc. increased 7.6% to $2.42 in the six months of 2017, compared to $2.25 in the six months of 2016, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards, stock option exercises and employee stock purchase plan.

RESULTS OF OPERATIONS - Second Quarter 2017 Compared to Second Quarter 2016 (in millions):

	2017	2016
Revenue	$3,790.1	$3,884.9
Operating Expenses:
Salary and service costs	2,736.1	2,824.0
Occupancy and other costs	297.0	315.2
Cost of services	3,033.1	3,139.2
Selling, general and administrative expenses	120.4	110.9
Depreciation and amortization	71.1	73.0
	3,224.6	3,323.1
Operating Profit	565.5	561.8
Operating Margin - %	14.9%	14.5%
Interest Expense	56.8	54.3
Interest Income	11.5	9.5
Income Before Income Taxes and Income From Equity Method Investments	520.2	517.0
Income Tax Expense	166.7	167.9
Income From Equity Method Investments	1.6	2.8
Net Income	355.1	351.9
Net Income Attributed To Noncontrolling Interests	26.5	25.8
Net Income - Omnicom Group Inc.	$328.6	$326.1

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
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin for the for the periods presented (in millions):

	2017	2016
Net Income - Omnicom Group Inc.	$328.6	$326.1
Net Income Attributed To Noncontrolling Interests	26.5	25.8
Net Income	355.1	351.9
Income From Equity Method Investments	1.6	2.8
Income Tax Expense	166.7	167.9
Income Before Income Taxes and Income From Equity Method Investments	520.2	517.0
Interest Expense	56.8	54.3
Interest Income	11.5	9.5
Operating Profit	565.5	561.8
Add back: Amortization of intangible assets	28.5	28.5
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$594.0	$590.3

Revenue	$3,790.1	$3,884.9
EBITA	$594.0	$590.3
EBITA Margin - %	15.7%	15.2%

Revenue
In the second quarter of 2017, revenue decreased $94.8 million, or 2.4%, to $3,790.1 million from $3,884.9 million in the second quarter of 2016. Changes in foreign exchange rates reduced revenue $57.2 million, acquisition revenue, net of disposition revenue, reduced revenue $172.1 million, and organic growth increased revenue $134.5 million.
The reduction in revenue in the second quarter resulting from our acquisition and disposition activity arose principally from the sale of our specialty print media business. Based on our acquisition and disposition activity completed to date, we expect the net reduction in revenue for acquisitions and dispositions to be between 3.5% and 4.5% for the year.
For the second quarter of 2017, changes in foreign exchange rates reduced revenue by 1.5%, or $57.2 million, compared to the second quarter of 2016, primarily resulting from the weakening of the British Pound, Euro and Canadian Dollar against the U.S. Dollar, partially offset by the strengthening of the Brazilian Real and Russian Ruble against the U.S. Dollar.
The components of revenue change for the second quarter of 2017 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
June 30, 2016	$3,884.9		$2,190.5		$1,694.4
Components of revenue change:
Foreign exchange rate impact	(57.2)	(1.5)%	—	—%	(57.2)	(3.4)%
Acquisition revenue, net of disposition revenue	(172.1)	(4.4)%	(133.4)	(6.1)%	(38.7)	(2.2)%
Organic growth	134.5	3.5%	3.8	0.2%	130.7	7.7%
June 30, 2017	$3,790.1	(2.4)%	$2,060.9	(5.9)%	$1,729.2	2.1%
The components and percentages are calculated as follows:

•
Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $3,847.3 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($3,790.1 million less $3,847.3 million for the Total column).

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

•	Organic growth is calculated by subtracting the foreign exchange rate impact, and the acquisition revenue, net of disposition revenue components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($3,884.9 million for the Total column).
Our results of operations are subject to risk from the translation to U.S. Dollars of the revenue and expenses of our foreign operations, which are generally denominated in their local currency. However, for the most part, because the revenue and expenses of our foreign operations are denominated in the same currency, the economic impact on operating margin is minimized. Assuming exchange rates at July 14, 2017 remain unchanged, we expect the impact of changes in foreign exchange rates to reduce revenue by less than 0.5% for the third quarter and full year 2017.

Revenue for the second quarter of 2017 and the percentage change in revenue and organic growth from the second quarter of 2016 in our principal regional markets were (in millions):

	2017	2016	$ Change	% Change	% Organic Growth
Americas:
North America	$2,175.6	$2,329.7	$(154.1)	(6.6)%	0.2%
Latin America	121.2	98.9	22.3	22.5%	5.0%
EMEA:
Europe	1,012.5	993.8	18.7	1.9%	8.4%
Middle East and Africa	75.5	62.3	13.2	21.2%	20.4%
Asia Pacific	405.3	400.2	5.1	1.3%	7.1%
	$3,790.1	$3,884.9	$(94.8)	(2.4)%	3.5%
Our primary markets in Europe comprise the U.K. and the Euro Zone. In the second quarter of 2017, the U.K. comprised 9.2% of revenue and the Euro Zone and the other European countries together comprised 17.5% of revenue. In the second quarter of 2017, revenue, including the impact of foreign exchange rates, decreased 3.7% in the U.K. and increased 5.1% in the Euro Zone and the other European countries.
The decrease in revenue in North America reflects disposition activity, including our specialty print media business, which was partially offset by modest growth in the U.S. and Canada. In Europe, growth in the U.K. and most markets in the Euro Zone was partially offset by the weakening of the British Pound and Euro against the U.S. Dollar. The increase in revenue in Latin America was a result of growth in Mexico, as well as the strengthening of the Brazilian Real against the U.S. Dollar, which offset negative growth in that market. In Asia Pacific, strong growth in Australia, India and Japan was partially offset by the weakening of the Chinese Yuan and Japanese Yen against the U.S. Dollar.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change through the second quarter of 2017 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 3.3% and 3.0% of our revenue for the second quarter of 2017 and 2016, respectively. Our ten largest and 100 largest clients represented 19.7% and 51.2% of our revenue for the second quarter of 2017, respectively, and 18.1% and 52.7% of our revenue for the second quarter of 2016, respectively.
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
In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories: advertising, CRM, public relations and specialty communications. Revenue for the second quarter of 2017 and 2016 and the change in revenue and organic growth from the second quarter of 2016 by discipline were (in millions):

	Three Months Ended June 30,
	2017		2016		2017 vs. 2016
	$	% of Revenue	$	% of Revenue	$ Change	% Change	% Organic Growth
Advertising	$2,017.8	53.2%	$2,066.0	53.2%	$(48.2)	(2.3)%	4.2%
CRM	1,131.9	29.9%	1,178.7	30.3%	(46.8)	(4.0)%	3.7%
Public relations	342.6	9.0%	349.6	9.0%	(7.0)	(2.0)%	(0.3)%
Specialty communications	297.8	7.9%	290.6	7.5%	7.2	2.5%	2.2%
	$3,790.1		$3,884.9		$(94.8)	(2.4)%	3.5%

We provide services to clients that operate in various industry sectors. Revenue by sector for the second quarter of 2017 and 2016 was:

	2017	2016
Food and Beverage	14%	14%
Consumer Products	10%	11%
Pharmaceuticals and Health Care	13%	11%
Financial Services	8%	7%
Technology	8%	9%
Auto	9%	8%
Travel and Entertainment	6%	7%
Telecommunications	4%	4%
Retail	6%	6%
Other	22%	23%
Operating Expenses
Operating expenses for the second quarter of 2017 compared to the second quarter of 2016 were (in millions):

	Three Months Ended June 30,
	2017		2016		2017 vs. 2016
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$3,790.1		$3,884.9		$(94.8)	(2.4)%
Operating Expenses:
Salary and service costs	2,736.1	72.2%	2,824.0	72.7%	(87.9)	(3.1)%
Occupancy and other costs	297.0	7.8%	315.2	8.1%	(18.2)	(5.8)%
Cost of services	3,033.1		3,139.2		(106.1)	(3.4)%
Selling, general and administrative expenses	120.4	3.2%	110.9	2.9%	9.5	8.6%
Depreciation and amortization	71.1	1.9%	73.0	1.9%	(1.9)	(2.6)%
	3,224.6	85.1%	3,323.1	85.5%	(98.5)	(3.0)%
Operating Profit	$565.5	14.9%	$561.8	14.5%	$3.7	0.7%
Operating expenses decreased 3.0% in second quarter of 2017 compared to the second quarter of 2016. Salary and service costs, which tend to fluctuate with changes in revenue, decreased $87.9 million, or 3.1%, in the second quarter of 2017 compared to the second quarter of 2016. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $18.2 million, or 5.8%, in the second quarter of 2017 compared to the second quarter of 2016. Operating margin increased 0.4% to 14.9% in the second quarter of 2017 from 14.5% in the second quarter of 2016. EBITA margin increased 0.5% to 15.7% in the second quarter of 2017 from 15.2% in the second quarter of 2016. The increase in margins reflects our continuing effort to reduce occupancy and other costs related to back-office and procurement functions and improve the operational efficiency of our businesses, as well as a positive impact resulting from our disposition activity.
Net Interest Expense
Net interest expense increased $0.5 million to $45.3 million in the second quarter of 2017 from $44.8 million in the second quarter of 2016. In the second quarter of 2017, interest expense increased $2.5 million to $56.8 million, primarily due to higher rates on our commercial paper issuances. At June 30, 2017, our debt portfolio was approximately 75% fixed rate obligations and 25% floating rate obligations, after taking into consideration our interest rate swaps, and was unchanged from December 31, 2016. Note 5 to the unaudited consolidated financial statements includes a discussion of our interest rate swaps. Interest income increased $2.0 million in the second quarter of 2017 compared to the prior year period resulting from higher interest earned on the cash held by our international treasury centers.

Income Taxes
Our effective tax rate for the second quarter of 2017, decreased period-over-period to 32.0% from 32.5%. The decrease was primarily attributable to the recognition of an additional tax benefit from share-based compensation of $2.3 million resulting from the adoption of FASB ASU 2016-09 (see Note 1 to the unaudited consolidated financial statements), which requires that beginning in 2017 additional tax benefits and deficiencies arising from share-based compensation be recognized in results of operations in the period when the restricted stock awards vest or stock options are exercised. In the prior year, the tax benefits and deficiencies were recorded in additional paid-in capital.
Net Income Per Common Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the second quarter of 2017 increased $2.5 million, or 0.8%, to $328.6 million from $326.1 million in the second quarter of 2016. The period-over-period increase is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 2.9% to $1.40 in the second quarter of 2017, compared to $1.36 in the second quarter of 2016, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan.

RESULTS OF OPERATIONS - Six Months of 2017 Compared to Six Months of 2016 (in millions):

	2017	2016
Revenue	$7,377.6	$7,384.0
Operating Expenses:
Salary and service costs	5,430.3	5,447.3
Occupancy and other costs	598.9	616.6
Cost of services	6,029.2	6,063.9
Selling, general and administrative expenses	229.1	219.0
Depreciation and amortization	143.8	147.2
	6,402.1	6,430.1
Operating Profit	975.5	953.9
Operating Margin - %	13.2%	12.9%
Interest Expense	110.2	104.6
Interest Income	25.3	19.7
Income Before Income Taxes and Income From Equity Method Investments	890.6	869.0
Income Tax Expense	274.7	283.4
Income From Equity Method Investments	1.6	2.6
Net Income	617.5	588.2
Net Income Attributed To Noncontrolling Interests	47.1	43.7
Net Income - Omnicom Group Inc.	$570.4	$544.5

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
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin for the for the periods presented (in millions):

	2017	2016
Net Income - Omnicom Group Inc.	$570.4	$544.5
Net Income Attributed To Noncontrolling Interests	47.1	43.7
Net Income	617.5	588.2
Income From Equity Method Investments	1.6	2.6
Income Tax Expense	274.7	283.4
Income Before Income Taxes and Income From Equity Method Investments	890.6	869.0
Interest Expense	110.2	104.6
Interest Income	25.3	19.7
Operating Profit	975.5	953.9
Add back: Amortization of intangible assets	58.9	56.8
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$1,034.4	$1,010.7

Revenue	$7,377.6	$7,384.0
EBITA	$1,034.4	$1,010.7
EBITA Margin - %	14.0%	13.7%

Revenue
In the six months of 2017, revenue decreased $6.4 million, or 0.1%, to $7,377.6 million from $7,384.0 million in the six months of 2016. Changes in foreign exchange rates reduced revenue $98.0 million, acquisition revenue, net of disposition revenue, reduced revenue $196.4 million, and organic growth increased revenue $288.0 million.
The reduction in revenue in the six months of 2017 resulting from our acquisition and disposition activity arose principally from the sale of our specialty print media business. Based on our acquisition and disposition activity completed to date, we expect the net reduction in revenue for acquisitions and dispositions to be between 3.5% and 4.5% for the full year.
For the six months of 2017, changes in foreign exchange rates continued to negatively impact revenue. The impact of changes in foreign exchange rates reduced revenue by 1.3%, or $98.0 million, compared to the six months of 2016, primarily resulting from the weakening of the British Pound and the Euro against the U.S. Dollar, partially offset by the strengthening of the Brazilian Real and Russian Ruble against the U.S. Dollar.
The components of revenue change for the six months of 2017 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
June 30, 2016	$7,384.0		$4,198.0		$3,186.0
Components of revenue change:
Foreign exchange rate impact	(98.0)	(1.3)%	—	—%	(98.0)	(3.1)%
Acquisition revenue, net of disposition revenue	(196.4)	(2.7)%	(144.8)	(3.5)%	(51.6)	(1.6)%
Organic growth	288.0	3.9%	19.4	0.5%	268.6	8.4%
June 30, 2017	$7,377.6	(0.1)%	$4,072.6	(3.0)%	$3,305.0	3.7%
The components and percentages are calculated as follows:

•
Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $7,475.6 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($7,377.6 million less $7,475.6 million for the Total column).

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

•	Organic growth is calculated by subtracting the foreign exchange rate impact, and the acquisition revenue, net of disposition revenue components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($7,384.0 million for the Total column).
Revenue for the six months of 2017 and the percentage change in revenue and organic growth from the six months of 2016 in our principal regional markets were (in millions):

	2017	2016	$ Change	% Change	% Organic Growth
Americas:
North America	$4,314.9	$4,453.0	$(138.1)	(3.1)%	0.6%
Latin America	227.8	174.1	53.7	30.8%	5.2%
EMEA:
Europe	1,900.2	1,883.5	16.7	0.9%	8.3%
Middle East and Africa	154.4	118.9	35.5	29.9%	28.7%
Asia Pacific	780.3	754.5	25.8	3.4%	8.1%
	$7,377.6	$7,384.0	$(6.4)	(0.1)%	3.9%

Our primary markets in Europe comprise the U.K. and the Euro Zone. In the six months of 2017, the U.K. comprised 8.9% of revenue and the Euro Zone and the other European countries together comprised 16.8% of revenue. In the six months of 2017, revenue, including the impact of foreign exchange rates, decreased 5.9% in the U.K. and increased 4.9% in the Euro Zone and the other European countries.
The decrease in revenue in North America reflects disposition activity, including our specialty print media business, which was partially offset by modest growth in the U.S. and Canada. In Europe, growth in the U.K. and most markets in the Euro Zone was partially offset by the weakening of the British Pound and Euro against the U.S. Dollar. The increase in revenue in Latin America was a result of growth in Mexico, as well as the strengthening of the Brazilian Real against the U.S. Dollar, which offset negative growth in that market. In Asia Pacific, strong growth in Australia, India and Japan was partially offset by the weakening of the Chinese Yuan and Japanese Yen against the U.S. Dollar.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change through the six months of 2017 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 3.0% and 2.8% of our revenue for the six months of 2017 and 2016, respectively. Our ten largest and 100 largest clients represented 19.5% and 52.0% of our revenue for the six months of 2017, respectively, and 17.7% and 52.7% of our revenue for the six months of 2016, respectively.
Looking ahead to the remainder of the year, barring unforeseen events and excluding the impact of changes in foreign exchange rates, as a result of continued strong operating performance by many of our agencies and new business activities, we expect our organic revenue growth to increase modestly in excess of the weighted average nominal GDP growth in our major markets.
Revenue for the six months of 2017 and 2016 and the change in revenue and organic growth from the six months of 2016 by discipline were (in millions):

	Six Months Ended June 30,
	2017		2016		2017 vs. 2016
	$	% of Revenue	$	% of Revenue	$ Change	% Change	% Organic Growth
Advertising	$3,938.6	53.4%	$3,869.2	52.4%	$69.4	1.8%	5.2%
CRM	2,203.0	29.9%	2,299.0	31.1%	(96.0)	(4.2)%	2.9%
Public relations	667.9	9.0%	668.4	9.1%	(0.5)	(0.1)%	0.7%
Specialty communications	568.1	7.7%	547.4	7.4%	20.7	3.8%	2.7%
	$7,377.6		$7,384.0		$(6.4)	(0.1)%	3.9%

We provide services to clients that operate in various industry sectors. Revenue by sector for the six months of 2017 and 2016 was:

	2017	2016
Food and Beverage	13%	13%
Consumer Products	10%	10%
Pharmaceuticals and Health Care	12%	12%
Financial Services	7%	7%
Technology	9%	9%
Auto	9%	8%
Travel and Entertainment	6%	7%
Telecommunications	5%	5%
Retail	6%	6%
Other	23%	23%

Operating Expenses
Operating expenses for the six months of 2017 compared to the six months of 2016 were (in millions):

	Six Months Ended June 30,
	2017		2016		2017 vs. 2016
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$7,377.6		$7,384.0		$(6.4)	(0.1)%
Operating Expenses:
Salary and service costs	5,430.3	73.6%	5,447.3	73.8%	(17.0)	(0.3)%
Occupancy and other costs	598.9	8.1%	616.6	8.4%	(17.7)	(2.9)%
Cost of services	6,029.2		6,063.9		(34.7)
Selling, general and administrative expenses	229.1	3.1%	219.0	3.0%	10.1	4.6%
Depreciation and amortization	143.8	1.9%	147.2	2.0%	(3.4)	(2.3)%
	6,402.1	86.8%	6,430.1	87.1%	(28.0)	(0.4)%
Operating Profit	$975.5	13.2%	$953.9	12.9%	$21.6	2.3%
Operating expenses decreased 0.4% in the six months of 2017 compared to the six months of 2016. Salary and service costs, which tend to fluctuate with changes in revenue, decreased $17.0 million, or 0.3%, in the six months of 2017 compared to the six months of 2016. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $17.7 million, or 2.9%, in the six months of 2017 compared to the six months of 2016. Operating margin increased 0.3% to 13.2% in the six months of 2017 from 12.9% in the six months of 2016. EBITA margin increased 0.3% to 14.0% in the six months of 2017 from 13.7% in the six months of 2016. The increase in margins reflects our continuing effort to reduce occupancy and other costs related to back-office and procurement functions and improve the operational efficiency of our businesses, as well as a positive impact resulting from our disposition activity.
Net Interest Expense
Net interest expense was unchanged at $84.9 million period-over-period. In the six months of 2017, interest expense increased $5.6 million to $110.2 million, primarily due to a reduced benefit from the fixed-to-floating interest rate swaps resulting from higher rates on the floating rate leg and higher interest rates on our commercial paper issuances. At June 30, 2017, our debt portfolio was approximately 75% fixed rate obligations and 25% floating rate obligations, after taking into consideration our interest rate swaps, and was unchanged from December 31, 2016. Note 5 to the unaudited consolidated financial statements includes a discussion of our interest rate swaps. Interest income for the six months of 2017 increased $5.6 million period-over-period to $25.3 million resulting from higher interest earned on the cash held by our international treasury centers.
Income Taxes
Our effective tax rate for the six months of 2017, decreased period-over-period to 30.8% from 32.6%. The decrease was attributable to the recognition of an additional tax benefit from share-based compensation of $14.8 million, primarily in the first quarter of 2017, resulted from the adoption of FASB ASU 2016-09 (see Note 1 to the unaudited consolidated financial statements), which requires that beginning in 2017 additional tax benefits and deficiencies arising from share-based compensation be recognized in results of operations in the period when restricted stock awards vest or stock options are exercised. In the prior year, the tax benefits and deficiencies were recorded in additional paid-in capital. Because the income tax benefit is based on our common stock price on the vesting or exercise date, it is not possible to estimate the impact on income tax expense for the remainder of the year. However, excluding the impact of any stock option exercises, if the price of our common stock remains in the range it was during the six months of 2017, we expect any additional tax benefits for the remainder of the year to be less than the benefit realized to date through the six months.
Net Income Per Common Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the six months of 2017 increased $25.9 million, or 4.8%, to $570.4 million from $544.5 million in the six months of 2016. The period-over-period increase is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 7.6% to $2.42 in the six months of 2017, compared to $2.25 in the six months of 2016, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan.

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
We evaluate goodwill for impairment at least annually at the end of the second quarter of the year and whenever events or circumstances indicate the carrying value may not be recoverable. As of June 30, 2017, we adopted FASB ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment , which simplifies the subsequent measurement of goodwill and eliminates the two-step goodwill impairment test. Under FASB ASC Topic 350, Intangibles - Goodwill and Other, we have the option of either assessing qualitative factors to determine whether it is more-likely-than-not that the carrying value of our reporting units exceeds their respective fair value or proceeding directly to the goodwill impairment test. Although not required, we performed the annual impairment test and compared the fair value of each of our reporting units to its respective carrying value, including goodwill. We identified our regional reporting units as components of our operating segments, which are our five agency networks. The regional reporting units of each agency network are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our client-centric strategy for delivering services to clients in their regions. We have concluded that for each of our operating segments, their regional reporting units have similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in FASB ASC Topic 280, Segment Reporting, and the guidance set forth in FASB ASC Topic 350. Consistent with our fundamental business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics. The main economic components of each agency are employee compensation and related costs and direct service costs and occupancy and other costs, which include rent and occupancy costs, technology costs that are generally limited to personal computers, servers and off-the-shelf software and other overhead expenses. Finally, the expected benefits of our acquisitions are typically shared by multiple agencies in various regions as they work together to integrate the acquired agency into our virtual client network strategy.
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

The assumptions used for the long-term growth rate and WACC in our evaluations as of June 30, 2017 and 2016 were:

	June 30,
	2017	2016
Long-Term Growth Rate	4%	4%
WACC	9.6% - 10.3%	9.7% - 10.3%
Long-term growth rate represents our estimate of the long-term growth rate for our industry and the markets of the global economy we operate in. For the past ten years, the average historical revenue growth rate of our reporting units and the Average Nominal GDP growth of the countries comprising the major markets that account for substantially all of our revenue was approximately 3.6% and 3.5%, respectively. We considered this history when determining the long-term growth rates used in our annual impairment test at June 30, 2017. We believe marketing expenditures over the long term have a high correlation to GDP. Based on our historical performance, we also believe that our long-term growth rate will exceed Average Nominal GDP growth in the markets we operate in, which are similar across our reporting units. For our annual test as of June 30, 2017, we used an estimated long-term growth rate of 4%.
When performing the annual impairment test as of June 30, 2017 and estimating the future cash flows of our reporting units, we considered the current macroeconomic environment, as well as industry and market specific conditions at mid-year 2017. In the first half of 2017, we experienced an increase in our revenue of 3.9%, which excluded our net disposition activity and the impact from changes in foreign exchange rates. Economic conditions in the Euro Zone are unsettled and the continuing fiscal issues faced by many countries in the European Union has caused economic difficulty in certain of our Euro Zone markets. During 2017, weakness in most Latin American economies we operate in has the potential to affect our near-term performance in that region. We considered the effect of these conditions in our annual impairment test.
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
Goodwill Impairment Review - Conclusion
Based on the results of our impairment test, we concluded that our goodwill at June 30, 2017 was not impaired, because the fair value of each of our reporting units was substantially in excess of its respective net book value. The minimum decline in fair value that one of our reporting units would need to experience in order to fail the goodwill impairment test was approximately 72%. Notwithstanding our belief that the assumptions we used for WACC and long-term growth rate in our impairment testing are reasonable, we performed a sensitivity analysis for each of our reporting units. The results of this sensitivity analysis on our impairment test as of June 30, 2017 revealed that if the WACC increased by 1% and/or the long-term growth rate decreased by 1%, the fair value of each of our reporting units would continue to be substantially in excess of its respective net book value and would pass the impairment test.
We will continue to perform our impairment test at the end of the second quarter of each year unless events or circumstances trigger the need for an interim impairment test. The estimates used in our goodwill impairment test do not constitute forecasts or projections of future results of operations, but rather are estimates and assumptions based on historical results and assessments of macroeconomic factors affecting our reporting units as of the valuation date. We believe that our estimates and assumptions are reasonable, but they are subject to change from period to period. Actual results of operations and other factors will likely differ from the estimates used in our discounted cash flow valuation and it is possible that differences could be material. A change in the estimates we use could result in a decline in the estimated fair value of one or more of our reporting units from the amounts derived as of our latest valuation and could cause us to fail our goodwill impairment test if the estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. A large decline in estimated fair value of a reporting unit could result in a non-cash impairment charge and may have an adverse effect on our results of operations and financial position.
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
Working capital is our principal non-discretionary funding requirement. In addition, we have contractual obligations related to our senior notes, recurring business operations, primarily related to lease obligations, and contingent purchase price obligations (earn-outs) from prior acquisitions. Our principal discretionary cash spending includes dividend payments to common shareholders, capital expenditures, strategic acquisitions and repurchases of our common stock. As a result, we have a short-term borrowing requirement normally peaking during the second quarter of the year primarily due to the timing of payments for incentive compensation, income taxes and contingent purchase price obligations.
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
Cash and cash equivalents decreased $1.2 billion from December 31, 2016 and short-term investments increased $19.8 million from December 31, 2016. During the first six months of 2017, we used $331.0 million of cash in operating activities, which included the use for operating capital of $1.1 billion, which typically occurs in the first half of the year. Our discretionary spending during the first six months of 2017 was: capital expenditures of $67.9 million; dividends paid to common shareholders of $260.7 million; dividends paid to shareholders of noncontrolling interests of $67.3 million; repurchases of our common stock, net of proceeds from stock option exercises and related tax benefits and common stock sold to our employee stock purchase plan, of $468.2 million; and acquisition payments, including payment of contingent purchase price obligations and acquisition of additional shares of noncontrolling interests, net of cash acquired, of $98.7 million.
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
At June 30, 2017, our foreign subsidiaries held approximately $721 million of our total cash and cash equivalents of $1.8 billion. The majority of this cash is available to us, net of any taxes payable upon repatriation to the United States. Changes in international tax rules or changes in U.S. tax rules and regulations covering international operations and foreign tax credits may affect our future reported financial results or the way we conduct our business.

Our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents and short-term investments, at June 30, 2017 increased $1.1 billion as compared to December 31, 2016. The increase in net debt is due to a decrease in cash and cash equivalents and short-term investments of $1.1 billion primarily arising from the unfavorable change in our operating capital of $1.1 billion, which typically occurs in the first half of the year. As compared to June 30, 2016, net debt decreased $422.3.
The components of net debt as of June 30, 2017, December 31, 2016 and June 30, 2016 were (in millions):

	June 30, 2017	December 31, 2016	June 30, 2016
Short- term debt	$19.3	$28.7	$11.5
Long-term debt, including current portion	4,930.0	4,920.6	5,022.4
Total debt	4,949.3	4,949.3	5,033.9
Less: Cash and cash equivalents and short-term investments	1,874.4	3,022.8	1,536.7
Net debt	$3,074.9	$1,926.5	$3,497.2
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
Debt Instruments and Related Covenants
At June 30, 2017, our short-term liquidity sources include the $2.5 billion Credit Facility, domestic and international uncommitted credit lines aggregating $1.1 billion, and the ability to issue up to $2 billion of commercial paper.
The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At June 30, 2017, we were in compliance with these covenants as our Leverage Ratio was 2.2 times and our Interest Coverage Ratio was 10.8 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
At June 30, 2017, the total aggregate principal amount of our fixed rate senior notes was $4.9 billion and the total notional amount of the fixed-to-floating interest rate swaps was $1.25 billion. The interest rate swaps have the economic effect of converting our debt portfolio to approximately 75% fixed rate obligations and 25% floating rate obligations.
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
Credit Markets and Availability of Credit
We typically fund our day-to-day liquidity by issuing commercial paper. As an additional source of liquidity, we may borrow under the Credit Facility or the uncommitted credit lines. At June 30, 2017, there were no outstanding commercial paper issuances or borrowings under the Credit Facility or the uncommitted credit lines.
Commercial paper activity for the three months ended June 30, 2017 and 2016 was (dollars in millions):

	2017	2016
Average amount outstanding during the quarter	$1,189.8	$1,096.3
Maximum amount outstanding during the quarter	$1,664.7	$1,608.9
Average days outstanding	13.3	9.5
Weighted average interest rate	1.22%	0.68%

At June 30, 2017, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody's. Our access to the commercial paper market and the cost of these borrowings are affected by our credit ratings and market conditions. Our senior notes and Credit Facility do not contain provisions that require acceleration of cash payments in the event our debt credit ratings are downgraded.
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
CREDIT RISK
We provide advertising, marketing and corporate communications services to several thousand clients who operate in nearly every industry sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 3.0% of our revenue for the first six months of 2017. However, during periods of economic downturn, the credit profiles of our clients could change.
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

ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2017, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of June 30, 2017. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock purchase activity during the three months ended June 30, 2017 was:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2017	124,107	$85.82	—	—
May 1 - 31, 2017	2,136,794	$83.06	—	—
June 1 - 30, 2017	562,868	$83.97	—	—
	2,823,769	$83.36	—	—
During the three months ended June 30, 2017, we purchased 2,700,000 shares of our common stock in the open market for general corporate purposes and withheld 123,769 shares from employees to satisfy estimated statutory income tax obligations related to stock option exercises and vesting of restricted stock. The value of the common stock withheld was based on the closing price of our common stock on the applicable exercise or vesting date.
There were no unregistered sales of our equity securities during the three months ended June 30, 2017.
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

OMNICOM GROUP INC.
Date:	July 20, 2017	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)