Form 10-Q
period 2017-09-30
OMNICOM GROUP INC.
filed 2017-10-17
CIK 29989

____________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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
_________________________
As of October 12, 2017, there were 230,532,661 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,843.0	$3,002.2
Short-term investments, at cost	8.0	20.6
Accounts receivable, net of allowance for doubtful accounts of $28.7 and $24.9	7,045.7	7,510.8
Work in process	1,458.1	1,125.4
Other current assets	1,062.6	1,063.0
Total Current Assets	11,417.4	12,722.0
Property and Equipment at cost, less accumulated depreciation of $1,301.1 and $1,233.4	690.5	674.8
Equity Method Investments	129.1	120.4
Goodwill	9,323.0	8,976.1
Intangible Assets, net of accumulated amortization of $860.5 and $777.6	390.4	427.4
Other Assets	257.1	244.7
TOTAL ASSETS	$22,207.5	$23,165.4
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$9,427.8	$10,476.7
Customer advances	1,132.9	1,186.6
Current portion of debt	—	0.1
Short-term debt	38.7	28.7
Taxes payable	321.0	349.6
Other current liabilities	1,700.8	1,969.2
Total Current Liabilities	12,621.2	14,010.9
Long-Term Debt	4,927.4	4,920.5
Long-Term Liabilities	954.7	892.3
Deferred Tax Liabilities	472.5	480.5
Commitments and Contingent Liabilities (See Note 10)
Temporary Equity - Redeemable Noncontrolling Interests	190.1	201.6
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	44.6	44.6
Additional paid-in capital	809.0	798.3
Retained earnings	6,095.1	5,677.2
Accumulated other comprehensive income (loss)	(958.2)	(1,356.0)
Treasury stock, at cost	(3,468.0)	(3,002.1)
Total Shareholders’ Equity	2,522.5	2,162.0
Noncontrolling interests	519.1	497.6
Total Equity	3,041.6	2,659.6
TOTAL LIABILITIES AND EQUITY	$22,207.5	$23,165.4

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$3,719.5	$3,791.1	$11,097.1	$11,175.1
Operating Expenses:
Salary and service costs	2,770.5	2,851.6	8,200.8	8,298.9
Occupancy and other costs	316.7	309.2	915.7	925.8
Cost of services	3,087.2	3,160.8	9,116.5	9,224.7
Selling, general and administrative expenses	99.5	104.1	328.6	323.1
Depreciation and amortization	68.6	73.1	212.4	220.3
	3,255.3	3,338.0	9,657.5	9,768.1
Operating Profit	464.2	453.1	1,439.6	1,407.0
Interest Expense	59.0	52.9	169.2	157.6
Interest Income	12.6	10.9	38.0	30.6
Income Before Income Taxes and Income From Equity Method Investments	417.8	411.1	1,308.4	1,280.0
Income Tax Expense	132.0	134.3	406.7	417.7
Income From Equity Method Investments	1.1	1.4	2.7	4.0
Net Income	286.9	278.2	904.4	866.3
Net Income Attributed To Noncontrolling Interests	23.3	24.4	70.4	68.0
Net Income - Omnicom Group Inc.	$263.6	$253.8	$834.0	$798.3
Net Income Per Share - Omnicom Group Inc.:
Basic	$1.14	$1.06	$3.58	$3.33
Diluted	$1.13	$1.06	$3.55	$3.31

Dividends Declared Per Common Share	$0.55	$0.55	$1.65	$1.60

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income	$286.9	$278.2	$904.4	$866.3
Other Comprehensive Income:
Cash flow hedge:
Loss for the period	—	—	—	(48.8)
Amortization of loss included in interest expense	1.4	1.4	4.2	2.6
Income tax effect	(0.6)	(0.6)	(1.8)	19.2
	0.8	0.8	2.4	(27.0)
Defined benefit pension plans and postemployment arrangements:
Amortization of prior service cost included in periodic benefit expense	1.9	1.8	6.1	5.5
Amortization of actuarial losses included in periodic benefit expense	2.0	1.4	5.6	4.4
Income tax effect	(1.4)	(1.3)	(5.1)	(3.9)
	2.5	1.9	6.6	6.0
Available-for-sale securities:
Unrealized gain for the period	—	0.1	0.5	0.1
Income tax effect	—	—	(0.2)	—
	—	0.1	0.3	0.1
Foreign currency translation adjustment	159.6	(31.1)	414.4	(36.2)
Other Comprehensive Income	162.9	(28.3)	423.7	(57.1)
Comprehensive Income	449.8	249.9	1,328.1	809.2
Comprehensive Income Attributed To Noncontrolling Interests	32.6	24.3	96.5	85.2
Comprehensive Income - Omnicom Group Inc.	$417.2	$225.6	$1,231.6	$724.0

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$904.4	$866.3
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	125.6	134.6
Amortization of intangible assets	86.8	85.7
Amortization of net deferred gain from settlement of interest rate swaps	(13.7)	(12.2)
Share-based compensation	60.6	69.8
Other, net	7.6	(9.8)
Decrease in operating capital	(1,327.3)	(798.7)
Net Cash (Used In) Provided By Operating Activities	(156.0)	335.7
Cash Flows from Investing Activities:
Capital expenditures	(108.3)	(100.5)
Acquisition of businesses and interests in affiliates, net of cash acquired	(27.3)	(268.5)
Sale (purchase) of investments	58.1	(16.4)
Net Cash Used In Investing Activities	(77.5)	(385.4)
Cash Flows from Financing Activities:
Change in short-term debt	7.5	(1.2)
Proceeds from borrowings	—	1,389.6
Repayment of debt	—	(1,000.0)
Dividends paid to common shareholders	(387.9)	(374.2)
Repurchases of common stock	(522.3)	(463.8)
Proceeds from stock plans	8.6	22.2
Acquisition of additional noncontrolling interests	(10.2)	(59.8)
Dividends paid to noncontrolling interest shareholders	(87.1)	(71.1)
Payment of contingent purchase price obligations	(107.7)	(93.6)
Other, net	(22.8)	(24.7)
Net Cash Used In Financing Activities	(1,121.9)	(676.6)
Effect of foreign exchange rate changes on cash and cash equivalents	196.2	57.7

Net Decrease in Cash and Cash Equivalents	(1,159.2)	(668.6)
Cash and Cash Equivalents at the Beginning of Period	3,002.2	2,605.2
Cash and Cash Equivalents at the End of Period	$1,843.0	$1,936.6

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
Accounting Changes
On January 1, 2017, we adopted FASB Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which requires additional tax benefits and tax deficiencies related to share-based compensation be recorded in results of operations effective January 1, 2017, upon vesting of restricted stock awards or exercise of stock options. In the prior year, tax benefits and deficiencies were recorded in additional paid-in capital. The additional tax benefit or deficiency is calculated as the difference between the grant date price of the award and the price of our common stock on the vesting or exercise date. As a result, we recognized an additional tax benefit of $19.5 million for the nine months ended September 30, 2017.
ASU 2016-09 requires that cash flows related to the additional tax benefits or deficiencies be classified in operating activities. Accordingly, for the nine months ended September 30, 2016, we retrospectively adjusted the statement of cash flows to conform to the current year presentation, resulting in a decrease in net cash used in operating activities of $19.1 million and increase in net cash used in financing activities of $19.1 million. Further, ASU 2016-09 permits a policy election to either continue to estimate the number of awards that will be forfeited or to account for forfeitures as they occur. We elected to account for forfeitures as they occur. Accordingly, we recorded a cumulative catch-up adjustment to reduce opening retained earnings by $4.5 million reflecting the estimate of unvested awards at December 31, 2016 that are not expected to vest.
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
2. New Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which will replace all existing revenue recognition guidance under U.S. GAAP. On July 9, 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09 to all annual and interim periods beginning after December 15, 2017. ASU 2014-09 provides for one of two methods of transition: retrospective application to each prior period presented or recognition of the cumulative effect of retrospective application of the new standard as of the beginning of the period of initial application. We expect to apply ASU 2014-09 on January 1, 2018 using the full retrospective method. However, the final determination of our method of adoption is subject to the completion of our analysis. Based on our initial assessment, the impact of the new standard will likely result in a change in the timing of our revenue recognition for performance incentives received from clients. Performance incentives are currently recognized in revenue when specific quantitative goals are achieved, or when our performance against qualitative goals is determined by the client. Under the new standard, we will be required to estimate the amount of the incentive that will be earned at the inception of the contract and recognize the incentive over the term of the contract. While performance incentives are not material to our revenue, this will result in an acceleration of revenue recognition for certain contract incentives compared to the current method. Additionally, in certain of our businesses we record revenue as a principal and include certain third-party pass-through and out-of-pocket costs, which are billed to clients in connection with our services, in revenue. In March 2016, the FASB issued further guidance on principal versus agent revenue recognition considerations. While our evaluation is ongoing, we do not expect the change in the principal versus agent determination, if any, to have a material effect on our results of operations. ASU 2014-09 also includes additional disclosure requirements. Currently, we provide comprehensive revenue disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (“ASU 2017-07”). ASU 2017-07 requires that only the service cost component of periodic benefit cost will continue to be recorded in salary and service cost. All other components of net periodic benefit cost are to be presented separately in interest and other expense and are excluded from operating profit. ASU 2017-07 will affect operating profit but will not have any effect on income before income taxes and equity method investments, net income or earnings per share. ASU 2017-07 is effective for annual and interim periods beginning January 1, 2018 and will be applied retrospectively to all periods presented.
3. Net Income per Common Share
The computations of basic and diluted net income per common share for the three and nine months ended September 30, 2017 and 2016 were (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income Available for Common Shares:
Net income - Omnicom Group Inc.	$263.6	$253.8	$834.0	$798.3
Net income allocated to participating securities	(0.3)	(1.2)	(1.4)	(4.8)
	$263.3	$252.6	$832.6	$793.5
Weighted Average Shares:
Basic	231.2	237.4	232.6	238.4
Dilutive stock options and restricted shares	1.5	1.3	1.8	1.2
Diluted	232.7	238.7	234.4	239.6

Anti-dilutive stock options and restricted shares	1.0	—	1.0	—
Net Income per Common Share - Omnicom Group Inc.:
Basic	$1.14	$1.06	$3.58	$3.33
Diluted	$1.13	$1.06	$3.55	$3.31

4. Goodwill and Intangible Assets
Goodwill and intangible assets at September 30, 2017 and December 31, 2016 were (in millions):

	2017			2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Goodwill	$9,854.1	$(531.1)	$9,323.0	$9,481.4	$(505.3)	$8,976.1
Intangible assets:
Purchased and internally developed software	$364.2	$(297.3)	$66.9	$342.6	$(270.2)	$72.4
Customer related and other	886.7	(563.2)	323.5	862.4	(507.4)	355.0
	$1,250.9	$(860.5)	$390.4	$1,205.0	$(777.6)	$427.4
Changes in goodwill for the nine months ended September 30, 2017 and 2016 were (in millions):

	2017	2016
January 1	$8,976.1	$8,676.4
Acquisitions, net of dispositions	18.9	228.9
Noncontrolling interests in acquired businesses	20.3	66.0
Contingent purchase price of acquired businesses	26.9	150.9
Foreign currency translation and other	280.8	(76.1)
September 30	$9,323.0	$9,046.1
5. Debt
Credit Facilities
At September 30, 2017, our short-term liquidity sources include a $2.5 billion revolving credit facility (“Credit Facility”) expiring on July 31, 2021, domestic and international uncommitted credit lines and the ability to issue up to $2 billion of commercial paper. The uncommitted credit lines at September 30, 2017 and December 31, 2016 aggregated $1.2 billion and $1.1 billion, respectively. There were no outstanding commercial paper issuances or borrowings under the Credit Facility or the uncommitted credit lines at September 30, 2017 and December 31, 2016.
Available and unused credit lines at September 30, 2017 and December 31, 2016 were (in millions):

	2017	2016
Credit Facility	$2,500.0	$2,500.0
Uncommitted credit lines	1,157.6	1,132.0
Available and unused credit lines	$3,657.6	$3,632.0
The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At September 30, 2017 we were in compliance with these covenants as our Leverage Ratio was 2.2 times and our Interest Coverage Ratio was 10.5 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
Short-Term Debt
Short-term debt at September 30, 2017 and December 31, 2016 was $38.7 million and $28.7 million, respectively. The debt represents bank overdrafts and short-term borrowings of our international subsidiaries. Due to the short-term nature of this debt, carrying value approximates fair value.

Long-Term Debt
Long-term debt at September 30, 2017 and December 31, 2016 was (in millions):

	2017	2016
6.25% Senior Notes due 2019	$500.0	$500.0
4.45% Senior Notes due 2020	1,000.0	1,000.0
3.625% Senior Notes due 2022	1,250.0	1,250.0
3.65% Senior Notes due 2024	750.0	750.0
3.60% Senior Notes due 2026	1,400.0	1,400.0
Other debt	—	0.1
	4,900.0	4,900.1
Unamortized premium (discount), net	6.6	7.6
Unamortized debt issuance costs	(21.2)	(24.2)
Unamortized deferred gain from settlement of interest rate swaps	70.9	84.7
Fair value adjustment attributed to outstanding interest rate swaps	(28.9)	(47.6)
	4,927.4	4,920.6
Current portion	—	(0.1)
Long-term debt	$4,927.4	$4,920.5

At September 30, 2017, we recorded a long-term liability of $8.3 million in connection with the outstanding $750 million fixed-to-floating interest rate swap on our 3.65% Senior Notes due 2024 (“2024 Notes”) and a long-term liability of $20.6 million in connection with the outstanding $500 million fixed-to-floating interest rate swap on our 3.60% Senior Notes due 2026 (“2026 Notes”). The liabilities represent the fair value of the swaps on the 2024 Notes and 2026 Notes, respectively, that was substantially offset by the change in the fair value of the notes. The fixed-to-floating interest rate swaps have the economic effect of converting our debt portfolio to approximately 75% fixed rate obligations and 25% floating rate obligations.
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
Revenue and long-lived assets and goodwill by geographic region at and for the three and nine months ended September 30, 2017 and 2016 were (in millions):

	Americas	EMEA	Asia Pacific
2017
Revenue - Three months ended	$2,225.2	$1,083.1	$411.2
Revenue - Nine months ended	6,768.0	3,137.6	1,191.5
Long-lived assets and goodwill	6,657.0	2,801.3	555.2
2016
Revenue - Three months ended	$2,366.4	$1,005.8	$418.9
Revenue - Nine months ended	6,993.5	3,008.1	1,173.5
Long-lived assets and goodwill	6,577.0	2,606.7	541.3

The Americas comprises North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes Mexico. EMEA comprises Europe, the Middle East and Africa. Asia Pacific comprises Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for the three and nine months ended September 30, 2017 and 2016 was $1,992.4 million and $6,065.1 million and $2,110.7 million and $6,308.7 million, respectively.
7. Income Taxes
Our effective tax rate for the nine months ended September 30, 2017, decreased period-over-period to 31.1% from 32.6%. The decrease in the effective tax rate was primarily attributable to the recognition of an additional tax benefit from share-based compensation of $19.5 million resulting from the prospective adoption of ASU 2016-09 (see Note 1), which requires that additional tax benefits and deficiencies arising from share-based compensation be recognized in results of operations in the period when the awards vest or are exercised. In the prior year, tax benefits and deficiencies were recorded in additional paid-in capital.
At September 30, 2017, our unrecognized tax benefits were $106.8 million. Of this amount, approximately $73.3 million would affect our effective tax rate upon resolution of the uncertain tax positions.
8. Pension and Other Postemployment Benefits
Defined Benefit Pension Plans
The components of net periodic benefit expense for the nine months ended September 30, 2017 and 2016 were (in millions):

	2017	2016
Service cost	$7.8	$6.1
Interest cost	5.4	5.3
Expected return on plan assets	(2.2)	(2.2)
Amortization of prior service cost	3.5	3.3
Amortization of actuarial losses	4.8	3.6
	$19.3	$16.1
We contributed $1.1 million and $0.8 million to our defined benefit pension plans in the nine months ended September 30, 2017 and 2016, respectively.
Postemployment Arrangements
The components of net periodic benefit expense for the nine months ended September 30, 2017 and 2016 were (in millions):

	2017	2016
Service cost	$3.3	$3.0
Interest cost	2.8	2.6
Amortization of prior service cost	2.6	2.2
Amortization of actuarial losses	0.8	0.8
	$9.5	$8.6

9. Supplemental Cash Flow Data
The decrease in operating capital for the nine months ended September 30, 2017 and 2016 was (in millions):

	2017	2016
(Increase) decrease in accounts receivable	$645.3	$818.1
(Increase) decrease in work in process and other current assets	(280.9)	(212.3)
Increase (decrease) in accounts payable	(1,310.8)	(1,105.9)
Increase (decrease) in customer advances and other current liabilities	(367.9)	(293.7)
Change in other assets and liabilities, net	(13.0)	(4.9)
	$(1,327.3)	$(798.7)

Income taxes paid	$398.0	$427.6
Interest paid	$168.6	$158.5
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
11. Equity
Changes in accumulated other comprehensive income (loss), net of income taxes, for the nine months ended September 30, 2017 and 2016 were (in millions):

2017	Cash Flow Hedge	Available-for-Sale Securities	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
January 1	$(29.5)	$(0.8)	$(90.6)	$(1,235.1)	$(1,356.0)
Other comprehensive income (loss) before reclassifications	—	0.3	—	388.5	388.8
Reclassification from accumulated other comprehensive income (loss)	2.4	—	6.6	—	9.0
September 30	$(27.1)	$(0.5)	$(84.0)	$(846.6)	$(958.2)

2016
January 1	$(3.3)	$(0.9)	$(87.9)	$(923.3)	$(1,015.4)
Other comprehensive income (loss) before reclassifications	(28.5)	0.1	—	(53.4)	(81.8)
Reclassification from accumulated other comprehensive income (loss)	1.5	—	6.0	—	7.5
September 30	$(30.3)	$(0.8)	$(81.9)	$(976.7)	$(1,089.7)

12. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016 were (in millions):

2017	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$1,843.0			$1,843.0
Short-term investments	8.0			8.0
Available-for-sale securities	3.7			3.7
Foreign currency derivative instruments		$0.4		0.4
Liabilities:
Interest rate and foreign currency derivative instruments		$29.7		$29.7
Contingent purchase price obligations			$261.0	261.0

2016
Assets:
Cash and cash equivalents	$3,002.2			$3,002.2
Short-term investments	20.6			20.6
Available-for-sale securities	4.3			4.3
Foreign currency derivative instruments		$0.2		0.2
Liabilities:
Interest rate and foreign currency derivative instruments		$48.9		$48.9
Contingent purchase price obligations			$386.1	386.1
Changes in contingent purchase price obligations for the nine months ended September 30, 2017 and 2016 were (in millions):

	2017	2016
January 1	$386.1	$322.0
Acquisitions	41.7	156.0
Revaluation and interest	0.2	16.7
Payments	(182.9)	(86.8)
Foreign currency translation	15.9	(3.4)
September 30	$261.0	$404.5

The carrying amount and fair value of our financial assets and liabilities at September 30, 2017 and December 31, 2016 were (in millions):

	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$1,843.0	$1,843.0	$3,002.2	$3,002.2
Short-term investments	8.0	8.0	20.6	20.6
Available-for-sale securities	3.7	3.7	4.3	4.3
Foreign currency derivative instruments	0.4	0.4	0.2	0.2
Cost method investments	15.8	15.8	14.2	14.2
Liabilities:
Short-term debt	$38.7	$38.7	$28.7	$28.7
Interest rate and foreign currency derivative instruments	29.7	29.7	48.9	48.9
Contingent purchase price obligations	261.0	261.0	386.1	386.1
Long-term debt, including current portion	4,927.4	5,080.6	4,920.6	5,035.1

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
As a leading global advertising, marketing and corporate communications company, we operate in all major markets and have a large and diverse client base. For the nine months ended September 30, 2017, our largest client accounted for 3.2% of our revenue and our 100 largest clients, which represent many of the world's major marketers, accounted for approximately 51% of our revenue. Our business is spread across a number of industry sectors with no one industry comprising more than 14% of our revenue for the nine months ended September 30, 2017. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
As described in more detail below, for the nine months ended September 30, 2017, revenue decreased $78.0 million or 0.7%, compared to the nine months ended September 30, 2016. Throughout 2016 and continuing into the second quarter of 2017, a substantial number of foreign currencies weakened against the U.S. Dollar. In the third quarter of 2017, the Euro and a number of other currencies strengthened against the U.S. Dollar compared to the third quarter of 2016; however, for the nine months ended September 30, 2017, changes in foreign exchange rates continued to have a negative effect on our revenue. For the nine months ended September 30, 2017, changes in foreign exchange rates reduced revenue $59.2 million, or 0.5% compared to 2016. Acquisition revenue, net of disposition revenue, reduced revenue $412.8 million, or 3.7%, reflecting the disposition of certain non-strategic businesses in the past year and organic growth increased revenue $394.0 million, or 3.5%. As a result, the reduction in revenue from our disposition activity exceeded the revenue from our acquisition activity in the period, and based on our activities completed to date, we expect the net reduction in revenue for acquisitions and dispositions to be approximately 4% for the full year 2017.
Global economic conditions have a direct impact on our business and financial performance. Adverse global or regional economic conditions pose a risk that our clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications services, which would reduce the demand for our services. In the first nine months of 2017, our agencies in North America continued their modest growth as activity in the United States varied across our service disciplines. Our businesses in the United Kingdom, or U.K., and Europe continued their solid performance and growth. However, the continuing uncertain economic and political conditions in the European Union, or EU, have been further complicated by the official notification from the U.K., to the European Council to withdraw from the EU. In Brazil, unstable economic and political conditions contributed to the continuing volatility in the market and our agencies experienced negative growth. Most of our businesses in Asia continue their modest growth consistent with recent periods. The economic and fiscal issues facing countries in Europe and Latin America continue to cause economic uncertainty in those regions; however, the impact on our business varies by country. We will continue to monitor economic conditions closely, as well as client revenue levels and other factors and, in response to reductions in our client revenue, if necessary, we will take actions available to us to align our cost structure and manage our working capital. There can be no assurance whether, or to what extent, our efforts to mitigate any impact of future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments will be effective.
Certain business trends have had a positive impact on our business and industry. These trends include clients increasingly expanding the focus of their brand strategies from national markets to pan-regional and global markets and integrating traditional and non-traditional marketing channels, as well as utilizing new communications technologies and emerging digital platforms.

Additionally, as clients increase their demands for marketing effectiveness and efficiency, they require greater integration of their marketing activities and tend to consolidate their business with one holding company. We believe these trends and our virtual client network approach to collaboration and integration of services and solutions have benefited our business in the past and over the medium and long term will continue to provide a competitive advantage to us.
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
Given our size and breadth, we manage our business by monitoring several financial indicators. The key indicators that we focus on are revenue and operating expenses. We analyze revenue growth by reviewing the components and mix of the growth, including growth by principal regional market and marketing discipline, the impact from foreign currency exchange rate changes, growth from acquisitions and growth from our largest clients. Operating expenses are comprised of cost of services, selling, general and administrative, or SG&A, expenses and depreciation and amortization.
For the quarter ended September 30, 2017, our revenue decreased 1.9% compared to the quarter ended September 30, 2016. Changes in foreign exchange rates increased revenue 1.0%, acquisition revenue, net of disposition revenue, reduced revenue 5.7%, and organic growth increased revenue 2.8%. Across our principal regional markets, the changes in revenue were: North America decreased 6.5%, Europe increased 8.4%, Asia Pacific decreased 1.8% and Latin America increased 4.6%. The decrease in revenue in North America reflects the disposition of our specialty print media business, which was partially offset by modest growth in the U.S. and the strengthening of the Canadian Dollar against the U.S. Dollar. The revenue increase in Europe resulted from growth in the U.K. and substantially all markets in the Euro Zone and the strengthening of the Euro against the U.S. Dollar. The increase in revenue in Latin America was a result of growth in Mexico and our acquisition activity in Colombia, as well as the strengthening of the Brazilian Real against the U.S. Dollar, which partially offset negative growth in that market. In Asia Pacific, strong growth in most countries in the region, especially India, Japan and Singapore, was partially offset by disposition activity and negative growth in China. The change in revenue in the third quarter of 2017 compared to the third quarter of 2016, in our four fundamental disciplines was: advertising decreased 1.4%, CRM decreased 4.5%, public relations decreased 0.5% and specialty communications increased 4.2%.
For the nine months ended September 30, 2017, our revenue decreased 0.7% compared to the nine months ended September 30, 2016. Changes in foreign exchange rates reduced revenue 0.5%, acquisition revenue, net of disposition revenue, reduced revenue 3.7%, and organic growth increased revenue 3.5%. Across our principal regional markets, the changes in revenue were: North America decreased 4.2%, Europe increased 3.4%, Asia Pacific increased 1.5% and Latin America increased 20.6%. In North America, moderate growth in the United States and Canada was offset by our disposition activity. In Europe, growth in the U.K. and substantially all markets in the Euro Zone was offset by the weakening of the British Pound and Euro against the U.S. Dollar and negative performance in Turkey and The Netherlands. The increase in revenue in Latin America was a result of our acquisition activity in Colombia, and the strengthening of the Brazilian Real, as well as growth in Mexico. In Asia Pacific, growth in most countries in the region including Australia, India and Japan was offset by disposition activity and negative growth in China. The change in revenue in the nine months of 2017 compared to the nine months of 2016, in our four fundamental disciplines was: advertising increased 0.7%, CRM decreased 4.3%, public relations decreased 0.2% and specialty communications increased 3.9%.
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

Operating expenses for the third quarter and nine months of 2017 decreased 2.5% and 1.1%, respectively, period-over-period from 2016. Salary and service costs, which tend to fluctuate with changes in revenue, decreased $81.1 million, or 2.8% in the third quarter of 2017 compared to the third quarter of 2016 and decreased $98.1 million or 1.2% in the nine months of 2017 compared to the nine months of 2016. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased $7.5 million, or 2.4%, in the third quarter of 2017 compared to the third quarter of 2016 and decreased $10.1 million or 1.1% in the nine months of 2017 compared to the nine months of 2016.
Operating margins for the third quarter and nine months of 2017 were 12.5% and 13.0%, respectively, compared to 12.0% and 12.6% for the third quarter and nine months of 2016, respectively. Earnings before interest, taxes and amortization of intangible assets, or EBITA, margins for the third quarter and nine months of 2017 were 13.2% and 13.8%, respectively, compared to 12.7% and 13.4% for the third quarter and the nine months of 2016, respectively.
Net interest expense increased $4.4 million to $46.4 million for the third quarter of 2017 and increased $4.2 million to $131.2 million for the nine months of 2017 compared to 2016. Interest expense increased $6.1 million to $59.0 million in the third quarter of 2017 and increased $11.6 million to $169.2 million in the nine months of 2017. Interest income for the third quarter and nine months of 2017 increased $1.7 million and $7.4 million, respectively, compared to the prior year periods.
Our effective tax rate for the third quarter and nine months ended September 30, 2017, decreased period-over-period to 31.6% and 31.1% from 32.7% and 32.6%, respectively. The decrease was attributable to the recognition of an additional tax benefit from share-based compensation of $19.5 million, primarily in the first quarter resulting from the adoption of FASB ASU 2016-09 (see Note 1 to the unaudited consolidated financial statements), which requires that beginning in 2017 additional tax benefits and deficiencies arising from share-based compensation be recognized in results of operations in the period when the restricted stock awards vest or stock options are exercised. In the prior year, tax benefits and deficiencies were recorded in additional paid-in capital. Because the income tax benefit is based on our common stock price on the vesting or exercise date, it is not possible to estimate the impact on income tax expense for the remainder of the year.
Net income - Omnicom Group Inc. in the third quarter of 2017 increased $9.8 million, or 3.9%, to $263.6 million from $253.8 million in the third quarter of 2016, and net income - Omnicom Group Inc. in the nine months of 2017 increased $35.7 million, or 4.5%, to $834.0 million from $798.3 million in the nine months of 2016. The period-over-period increase is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 6.6% to $1.13 in the third quarter of 2017, compared to $1.06 in the third quarter of 2016, and diluted net income per common share - Omnicom Group Inc. increased 7.3% to $3.55 in the nine months of 2017, compared to $3.31 in the nine months of 2016, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards, stock option exercises and employee stock purchase plan.

RESULTS OF OPERATIONS - Third Quarter 2017 Compared to Third Quarter 2016 (in millions):

	2017	2016
Revenue	$3,719.5	$3,791.1
Operating Expenses:
Salary and service costs	2,770.5	2,851.6
Occupancy and other costs	316.7	309.2
Cost of services	3,087.2	3,160.8
Selling, general and administrative expenses	99.5	104.1
Depreciation and amortization	68.6	73.1
	3,255.3	3,338.0
Operating Profit	464.2	453.1
Operating Margin - %	12.5%	12.0%
Interest Expense	59.0	52.9
Interest Income	12.6	10.9
Income Before Income Taxes and Income From Equity Method Investments	417.8	411.1
Income Tax Expense	132.0	134.3
Income From Equity Method Investments	1.1	1.4
Net Income	286.9	278.2
Net Income Attributed To Noncontrolling Interests	23.3	24.4
Net Income - Omnicom Group Inc.	$263.6	$253.8

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
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin for the for the periods presented (in millions):

	2017	2016
Net Income - Omnicom Group Inc.	$263.6	$253.8
Net Income Attributed To Noncontrolling Interests	23.3	24.4
Net Income	286.9	278.2
Income From Equity Method Investments	1.1	1.4
Income Tax Expense	132.0	134.3
Income Before Income Taxes and Income From Equity Method Investments	417.8	411.1
Interest Expense	59.0	52.9
Interest Income	12.6	10.9
Operating Profit	464.2	453.1
Add back: Amortization of intangible assets	27.9	29.0
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$492.1	$482.1

Revenue	$3,719.5	$3,791.1
EBITA	$492.1	$482.1
EBITA Margin - %	13.2%	12.7%

Revenue
In the third quarter of 2017, revenue decreased $71.6 million, or 1.9%, to $3,719.5 million from $3,791.1 million in the third quarter of 2016. Changes in foreign exchange rates increased revenue $38.9 million, acquisition revenue, net of disposition revenue, reduced revenue $216.4 million, and organic growth increased revenue $105.9 million.
The reduction in revenue in the third quarter resulting from our acquisition and disposition activity arose principally from the sale of our specialty print media business. Based on our acquisition and disposition activity completed to date, we expect the net reduction in revenue for acquisitions and dispositions to be approximately 4% for the year.
For the third quarter of 2017, changes in foreign exchange rates increased revenue by 1.0%, or $38.9 million, compared to the third quarter of 2016, primarily resulting from the strengthening of the Euro, Australian Dollar, Canadian Dollar and Russian Ruble against the U.S. Dollar, partially offset by the weakening of the British Pound and Japanese Yen against the U.S. Dollar.
The components of revenue change for the third quarter of 2017 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
September 30, 2016	$3,791.1		$2,110.7		$1,680.4
Components of revenue change:
Foreign exchange rate impact	38.9	1.0%	—	—%	38.9	2.3%
Acquisition revenue, net of disposition revenue	(216.4)	(5.7)%	(168.0)	(8.0)%	(48.4)	(2.9)%
Organic growth	105.9	2.8%	49.7	2.4%	56.2	3.4%
September 30, 2017	$3,719.5	(1.9)%	$1,992.4	(5.6)%	$1,727.1	2.8%
The components and percentages are calculated as follows:

•
Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $3,680.6 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($3,719.5 million less $3,680.6 million for the Total column).

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

•	Organic growth is calculated by subtracting the foreign exchange rate impact, and the acquisition revenue, net of disposition revenue components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($3,791.1 million for the Total column).
Our results of operations are subject to risk from the translation to U.S. Dollars of the revenue and expenses of our foreign operations, which are generally denominated in their local currency. However, for the most part, because the revenue and expenses of our foreign operations are denominated in the same currency, the economic impact on operating margin is minimized. Assuming exchange rates at October 16, 2017 remain unchanged, we expect the impact of changes in foreign exchange rates to increase revenue approximately 2% for the fourth quarter, resulting in a slight increase for the full year.

Revenue for the third quarter of 2017 and the percentage change in revenue and organic growth from the third quarter of 2016 in our principal regional markets were (in millions):

	2017	2016	$ Change	% Change	% Organic Growth
Americas:
North America	$2,107.5	$2,253.9	$(146.4)	(6.5)%	2.1%
Latin America	117.7	112.5	5.2	4.6%	(5.4)%
EMEA:
Europe	1,017.7	938.6	79.1	8.4%	6.3%
Middle East and Africa	65.4	67.2	(1.8)	(2.7)%	(1.6)%
Asia Pacific	411.2	418.9	(7.7)	(1.8)%	1.4%
	$3,719.5	$3,791.1	$(71.6)	(1.9)%	2.8%
Our primary markets in Europe comprise the U.K. and the Euro Zone. In the third quarter of 2017, the U.K. comprised 9.6% of revenue and the Euro Zone and the other European countries together comprised 17.7% of revenue. In the third quarter of 2017, revenue, including the impact of foreign exchange rates, increased 2.8% in the U.K. and increased 11.7% in the Euro Zone and the other European countries.
The decrease in revenue in North America reflects the disposition of our specialty print media business, which was partially offset by modest growth in the U.S. and the strengthening of the Canadian Dollar against the U.S. Dollar. The revenue increase in Europe resulted from growth in the U.K. and substantially all markets in the Euro Zone and the strengthening of the Euro against the U.S. Dollar. The increase in revenue in Latin America was a result of growth in Mexico and our acquisition activity in Colombia, as well as the strengthening of the Brazilian Real against the U.S. Dollar, which partially offset negative growth in that market. In Asia Pacific, strong growth in most countries in the region, especially India, Japan and Singapore, was partially offset by disposition activity and negative growth in China.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change through the third quarter of 2017 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 3.6% and 2.9% of our revenue for the third quarter of 2017 and 2016, respectively. Our ten largest and 100 largest clients represented 20.4% and 51.1% of our revenue for the third quarter of 2017, respectively, and 19.0% and 52.9% of our revenue for the third quarter of 2016, respectively.
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
In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following four categories: advertising, CRM, public relations and specialty communications. Revenue for the third quarter of 2017 and 2016 and the change in revenue and organic growth from the third quarter of 2016 by discipline were (in millions):

	Three Months Ended September 30,
	2017		2016		2017 vs. 2016
	$	% of Revenue	$	% of Revenue	$ Change	% Change	% Organic Growth
Advertising	$1,946.1	52.3%	$1,972.8	52.0%	$(26.7)	(1.4)%	4.7%
CRM	1,149.4	30.9%	1,203.8	31.8%	(54.4)	(4.5)%	0.1%
Public relations	345.9	9.3%	347.6	9.2%	(1.7)	(0.5)%	(0.4)%
Specialty communications	278.1	7.5%	266.9	7.0%	11.2	4.2%	5.1%
	$3,719.5		$3,791.1		$(71.6)	(1.9)%	2.8%

We provide services to clients that operate in various industry sectors. Revenue by sector for the third quarter of 2017 and 2016 was:

	2017	2016
Food and Beverage	14%	13%
Consumer Products	10%	10%
Pharmaceuticals and Health Care	12%	13%
Financial Services	7%	7%
Technology	9%	9%
Auto	10%	8%
Travel and Entertainment	6%	7%
Telecommunications	5%	5%
Retail	6%	6%
Other	21%	22%
Operating Expenses
Operating expenses for the third quarter of 2017 compared to the third quarter of 2016 were (in millions):

	Three Months Ended September 30,
	2017		2016		2017 vs. 2016
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$3,719.5		$3,791.1		$(71.6)	(1.9)%
Operating Expenses:
Salary and service costs	2,770.5	74.5%	2,851.6	75.2%	(81.1)	(2.8)%
Occupancy and other costs	316.7	8.5%	309.2	8.2%	7.5	2.4%
Cost of services	3,087.2		3,160.8		(73.6)	(2.3)%
Selling, general and administrative expenses	99.5	2.7%	104.1	2.7%	(4.6)	(4.4)%
Depreciation and amortization	68.6	1.8%	73.1	1.9%	(4.5)	(6.2)%
	3,255.3	87.5%	3,338.0	88.0%	(82.7)	(2.5)%
Operating Profit	$464.2	12.5%	$453.1	12.0%	$11.1	2.4%
Operating expenses decreased 2.5% in third quarter of 2017 compared to the third quarter of 2016. Salary and service costs, which tend to fluctuate with changes in revenue, decreased $81.1 million, or 2.8%, in the third quarter of 2017 compared to the third quarter of 2016. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased $7.5 million, or 2.4%, in the third quarter of 2017 compared to the third quarter of 2016. Operating margin increased to 12.5% in the third quarter of 2017 from 12.0% in the third quarter of 2016. EBITA margin increased to 13.2% in the third quarter of 2017 from 12.7% in the third quarter of 2016. The increase in margins reflects our continuing effort to manage occupancy and other costs related to back-office and procurement functions and improve the operational efficiency of our businesses, as well as a positive impact resulting from the mix of business activity in the quarter and our disposition activity.
Net Interest Expense
Net interest expense increased $4.4 million to $46.4 million in the third quarter of 2017 from $42.0 million in the third quarter of 2016. In the third quarter of 2017, interest expense increased $6.1 million to $59.0 million, primarily due to higher interest rates in the period, which reduced the benefit from the fixed-to-floating interest rate swaps and increased interest expense on commercial paper. At September 30, 2017, our debt portfolio was approximately 75% fixed rate obligations and 25% floating rate obligations, after taking into consideration our interest rate swaps, and was unchanged from December 31, 2016. Note 5 to the unaudited consolidated financial statements includes a discussion of our interest rate swaps. Interest income increased $1.7 million in the third quarter of 2017 compared to the prior year period resulting from higher interest earned on the cash held by our international treasury centers.

Income Taxes
Our effective tax rate for the third quarter of 2017, decreased period-over-period to 31.6% from 32.7%. The decrease was primarily attributable to the recognition of an additional tax benefit from share-based compensation of $4.8 million resulting from the adoption of FASB ASU 2016-09 (see Note 1 to the unaudited consolidated financial statements), which requires that beginning in 2017 additional tax benefits and deficiencies arising from share-based compensation be recognized in results of operations in the period when the restricted stock awards vest or stock options are exercised. In the prior year, tax benefits and deficiencies were recorded in additional paid-in capital.
Net Income Per Common Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the third quarter of 2017 increased $9.8 million, or 3.9%, to $263.6 million from $253.8 million in the third quarter of 2016. The period-over-period increase is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 6.6% to $1.13 in the third quarter of 2017, compared to $1.06 in the third quarter of 2016, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan.

RESULTS OF OPERATIONS - Nine Months of 2017 Compared to Nine Months of 2016 (in millions):

	2017	2016
Revenue	$11,097.1	$11,175.1
Operating Expenses:
Salary and service costs	8,200.8	8,298.9
Occupancy and other costs	915.7	925.8
Cost of services	9,116.5	9,224.7
Selling, general and administrative expenses	328.6	323.1
Depreciation and amortization	212.4	220.3
	9,657.5	9,768.1
Operating Profit	1,439.6	1,407.0
Operating Margin - %	13.0%	12.6%
Interest Expense	169.2	157.6
Interest Income	38.0	30.6
Income Before Income Taxes and Income From Equity Method Investments	1,308.4	1,280.0
Income Tax Expense	406.7	417.7
Income From Equity Method Investments	2.7	4.0
Net Income	904.4	866.3
Net Income Attributed To Noncontrolling Interests	70.4	68.0
Net Income - Omnicom Group Inc.	$834.0	$798.3

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
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin for the for the periods presented (in millions):

	2017	2016
Net Income - Omnicom Group Inc.	$834.0	$798.3
Net Income Attributed To Noncontrolling Interests	70.4	68.0
Net Income	904.4	866.3
Income From Equity Method Investments	2.7	4.0
Income Tax Expense	406.7	417.7
Income Before Income Taxes and Income From Equity Method Investments	1,308.4	1,280.0
Interest Expense	169.2	157.6
Interest Income	38.0	30.6
Operating Profit	1,439.6	1,407.0
Add back: Amortization of intangible assets	86.8	85.7
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$1,526.4	$1,492.7

Revenue	$11,097.1	$11,175.1
EBITA	$1,526.4	$1,492.7
EBITA Margin - %	13.8%	13.4%

Revenue
In the nine months of 2017, revenue decreased $78.0 million, or 0.7%, to $11,097.1 million from $11,175.1 million in the nine months of 2016. Changes in foreign exchange rates reduced revenue $59.2 million, acquisition revenue, net of disposition revenue, reduced revenue $412.8 million, and organic growth increased revenue $394.0 million.
The reduction in revenue in the nine months of 2017 resulting from our acquisition and disposition activity arose principally from the sale of our specialty print media business. Based on our acquisition and disposition activity completed to date, we expect the net reduction in revenue for acquisitions and dispositions to be approximately 4% for the full year.
For the nine months of 2017, changes in foreign exchange rates continued to negatively impact revenue. The impact of changes in foreign exchange rates reduced revenue by 0.5%, or $59.2 million, compared to the nine months of 2016, primarily resulting from the weakening of the British Pound and the Euro against the U.S. Dollar, partially offset by the strengthening of the Brazilian Real, Australian Dollar and Russian Ruble against the U.S. Dollar.
The components of revenue change for the nine months of 2017 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
September 30, 2016	$11,175.1		$6,308.7		$4,866.4
Components of revenue change:
Foreign exchange rate impact	(59.2)	(0.5)%	—	—%	(59.2)	(1.2)%
Acquisition revenue, net of disposition revenue	(412.8)	(3.7)%	(312.8)	(5.0)%	(100.0)	(2.1)%
Organic growth	394.0	3.5%	69.2	1.1%	324.8	6.7%
September 30, 2017	$11,097.1	(0.7)%	$6,065.1	(3.9)%	$5,032.0	3.4%
The components and percentages are calculated as follows:

•
Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $11,156.3 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($11,097.1 million less $11,156.3 million for the Total column).

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

•	Organic growth is calculated by subtracting the foreign exchange rate impact, and the acquisition revenue, net of disposition revenue components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($11,175.1 million for the Total column).
Revenue for the nine months of 2017 and the percentage change in revenue and organic growth from the nine months of 2016 in our principal regional markets were (in millions):

	2017	2016	$ Change	% Change	% Organic Growth
Americas:
North America	$6,422.5	$6,706.9	$(284.4)	(4.2)%	1.1%
Latin America	345.5	286.6	58.9	20.6%	1.0%
EMEA:
Europe	2,917.8	2,822.0	95.8	3.4%	7.6%
Middle East and Africa	219.8	186.1	33.7	18.1%	17.8%
Asia Pacific	1,191.5	1,173.5	18.0	1.5%	5.7%
	$11,097.1	$11,175.1	$(78.0)	(0.7)%	3.5%

Our primary markets in Europe comprise the U.K. and the Euro Zone. In the nine months of 2017, the U.K. comprised 9.2% of revenue and the Euro Zone and the other European countries together comprised 17.1% of revenue. In the nine months of 2017, revenue, including the impact of foreign exchange rates, decreased 3.0% in the U.K. and increased 7.2% in the Euro Zone and the other European countries.
In North America, moderate growth in the United States and Canada was offset by our disposition activity. In Europe, growth in the U.K. and substantially all markets in the Euro Zone was offset by the weakening of the British Pound and Euro against the U.S. Dollar and negative performance in Turkey and The Netherlands. The increase in revenue in Latin America was a result of our acquisition activity in Colombia, and the strengthening of the Brazilian Real, as well as growth in Mexico. In Asia Pacific, growth in the major economies, including Australia, India and Japan was offset by disposition activity and negative growth in China.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change through the nine months of 2017 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 3.2% and 2.8% of our revenue for the nine months of 2017 and 2016, respectively. Our ten largest and 100 largest clients represented 19.7% and 51.4% of our revenue for the nine months of 2017, respectively, and 18.1% and 52.7% of our revenue for the nine months of 2016, respectively.
For the full year, barring unforeseen events and excluding the impact of changes in foreign exchange rates, as a result of continued strong operating performance by many of our agencies and new business activities, we expect our organic revenue growth to increase modestly in excess of the weighted average nominal GDP growth in our major markets.
Revenue for the nine months of 2017 and 2016 and the change in revenue and organic growth from the nine months of 2016 by discipline were (in millions):

	Nine Months Ended September 30,
	2017		2016		2017 vs. 2016
	$	% of Revenue	$	% of Revenue	$ Change	% Change	% Organic Growth
Advertising	$5,884.7	53.0%	$5,842.0	52.3%	$42.7	0.7%	5.0%
CRM	3,352.4	30.2%	3,502.8	31.3%	(150.4)	(4.3)%	1.9%
Public relations	1,013.8	9.2%	1,016.0	9.1%	(2.2)	(0.2)%	0.3%
Specialty communications	846.2	7.6%	814.3	7.3%	31.9	3.9%	3.5%
	$11,097.1		$11,175.1		$(78.0)	(0.7)%	3.5%

We provide services to clients that operate in various industry sectors. Revenue by sector for the nine months of 2017 and 2016 was:

	2017	2016
Food and Beverage	14%	13%
Consumer Products	9%	10%
Pharmaceuticals and Health Care	12%	12%
Financial Services	7%	7%
Technology	9%	9%
Auto	10%	8%
Travel and Entertainment	6%	7%
Telecommunications	5%	5%
Retail	6%	6%
Other	22%	23%

Operating Expenses
Operating expenses for the nine months of 2017 compared to the nine months of 2016 were (in millions):

	Nine Months Ended September 30,
	2017		2016		2017 vs. 2016
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$11,097.1		$11,175.1		$(78.0)	(0.7)%
Operating Expenses:
Salary and service costs	8,200.8	73.9%	8,298.9	74.3%	(98.1)	(1.2)%
Occupancy and other costs	915.7	8.3%	925.8	8.3%	(10.1)	(1.1)%
Cost of services	9,116.5		9,224.7		(108.2)
Selling, general and administrative expenses	328.6	3.0%	323.1	2.9%	5.5	1.7%
Depreciation and amortization	212.4	1.9%	220.3	2.0%	(7.9)	(3.6)%
	9,657.5	87.0%	9,768.1	87.4%	(110.6)	(1.1)%
Operating Profit	$1,439.6	13.0%	$1,407.0	12.6%	$32.6	2.3%
Operating expenses decreased 1.1% in the nine months of 2017 compared to the nine months of 2016. Salary and service costs, which tend to fluctuate with changes in revenue, decreased $98.1 million, or 1.2%, in the nine months of 2017 compared to the nine months of 2016. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $10.1 million, or 1.1%, in the nine months of 2017 compared to the nine months of 2016. Operating margin increased 0.4% to 13.0% in the nine months of 2017 from 12.6% in the nine months of 2016. EBITA margin increased 0.4% to 13.8% in the nine months of 2017 from 13.4% in the nine months of 2016. The increase in margins reflects our continuing effort to reduce occupancy and other costs related to back-office and procurement functions and improve the operational efficiency of our businesses, as well as a positive impact resulting from our disposition activity.
Net Interest Expense
Net interest expense increased $4.2 million period-over-period. In the nine months of 2017, interest expense increased $11.6 million to $169.2 million, primarily due to a reduced benefit from the fixed-to-floating interest rate swaps resulting from higher rates on the floating rate leg and higher interest expense on commercial paper. At September 30, 2017, our debt portfolio was approximately 75% fixed rate obligations and 25% floating rate obligations, after taking into consideration our interest rate swaps, and was unchanged from December 31, 2016. Note 5 to the unaudited consolidated financial statements includes a discussion of our interest rate swaps. Interest income for the nine months of 2017 increased $7.4 million period-over-period to $38.0 million resulting from higher interest earned on the cash held by our international treasury centers.
Income Taxes
Our effective tax rate for the nine months of 2017, decreased period-over-period to 31.1% from 32.6%. The decrease was attributable to the recognition of an additional tax benefit from share-based compensation of $19.5 million, primarily in the first quarter of 2017, resulted from the adoption of FASB ASU 2016-09 (see Note 1 to the unaudited consolidated financial statements), which requires that beginning in 2017 additional tax benefits and deficiencies arising from share-based compensation be recognized in results of operations in the period when restricted stock awards vest or stock options are exercised. In the prior year, tax benefits and deficiencies were recorded in additional paid-in capital. Because the income tax benefit is based on our common stock price on the vesting or exercise date, it is not possible to estimate the impact on income tax expense for the remainder of the year. However, excluding the impact of any stock option exercises, if the price of our common stock remains in the range it was during the nine months of 2017, we expect any additional tax benefits realized in the fourth quarter will be minimal.
Net Income Per Common Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the nine months of 2017 increased $35.7 million, or 4.5%, to $834.0 million from $798.3 million in the nine months of 2016. The period-over-period increase is due to the factors described above. Diluted net income per common share - Omnicom Group Inc. increased 7.3% to $3.55 in the nine months of 2017, compared to $3.31 in the nine months of 2016, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan.

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
Cash and cash equivalents and short-term investments decreased $1.2 billion and $12.6 million, respectively, from December 31, 2016. During the first nine months of 2017, we used $156.0 million of cash in operating activities, which included the use for operating capital of $1.3 billion. Our discretionary spending during the first nine months of 2017 was: capital expenditures of $108.3 million; dividends paid to common shareholders of $387.9 million; dividends paid to shareholders of noncontrolling interests of $87.1 million; repurchases of our common stock, net of proceeds from stock option exercises and related tax benefits and common stock sold to our employee stock purchase plan, of $513.7 million; and acquisition payments, including payment of contingent purchase price obligations and acquisition of additional shares of noncontrolling interests, net of cash acquired, of $145.2 million.
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
At September 30, 2017, our foreign subsidiaries held approximately $696 million of our total cash and cash equivalents of $1.8 billion. The majority of this cash is available to us, net of any taxes payable upon repatriation to the United States. Changes in international tax rules or changes in U.S. tax rules and regulations covering international operations and foreign tax credits may affect our future reported financial results or the way we conduct our business.

Our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents and short-term investments, at September 30, 2017 increased $1.2 billion as compared to December 31, 2016. The increase in net debt is due to a decrease in cash and cash equivalents and short-term investments of $1.2 billion primarily arising from the unfavorable change in our operating capital of $1.3 billion, which normally occurs during the first nine months of the year. As compared to September 30, 2016, net debt increased $51.8 million.
The components of net debt as of September 30, 2017, December 31, 2016 and September 30, 2016 were (in millions):

	September 30, 2017	December 31, 2016	September 30, 2016
Short- term debt	$38.7	$28.7	$25.0
Long-term debt, including current portion	4,927.4	4,920.6	5,007.5
Total debt	4,966.1	4,949.3	5,032.5
Less: Cash and cash equivalents and short-term investments	1,851.0	3,022.8	1,969.2
Net debt	$3,115.1	$1,926.5	$3,063.3
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
Debt Instruments and Related Covenants
At September 30, 2017, our short-term liquidity sources include the $2.5 billion Credit Facility, domestic and international uncommitted credit lines aggregating $1.2 billion, and the ability to issue up to $2 billion of commercial paper.
The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At September 30, 2017, we were in compliance with these covenants as our Leverage Ratio was 2.2 times and our Interest Coverage Ratio was 10.5 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
At September 30, 2017, the total aggregate principal amount of our fixed rate senior notes was $4.9 billion and the total notional amount of the outstanding fixed-to-floating interest rate swaps was $1.25 billion. The interest rate swaps have the economic effect of converting our debt portfolio to approximately 75% fixed rate obligations and 25% floating rate obligations.
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
Credit Markets and Availability of Credit
We typically fund our day-to-day liquidity by issuing commercial paper. As an additional source of liquidity, we may borrow under the Credit Facility or the uncommitted credit lines. At September 30, 2017, there were no outstanding commercial paper issuances or borrowings under the Credit Facility or the uncommitted credit lines.
Commercial paper activity for the three months ended September 30, 2017 and 2016 was (dollars in millions):

	2017	2016
Average amount outstanding during the quarter	$1,335.1	$1,047.1
Maximum amount outstanding during the quarter	$1,769.8	$1,413.0
Average days outstanding	17.6	16.0
Weighted average interest rate	1.45%	0.74%

At September 30, 2017, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody's. Our access to the commercial paper market and the cost of these borrowings are affected by our credit ratings and market conditions. Our senior notes and Credit Facility do not contain provisions that require acceleration of cash payments in the event our debt credit ratings are downgraded.
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
CREDIT RISK
We provide advertising, marketing and corporate communications services to several thousand clients who operate in nearly every industry sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 3.2% of our revenue for the first nine months of 2017. However, during periods of economic downturn, the credit profiles of our clients could change.
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

ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2017, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of September 30, 2017. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock purchase activity during the three months ended September 30, 2017 was:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2017	294,674	$81.28	—	—
August 1 - 31, 2017	52,363	$78.97	—	—
September 1 - 30, 2017	270,000	$72.40	—	—
	617,037	$77.20	—	—
During the three months ended September 30, 2017, we purchased 320,000 shares of our common stock in the open market for general corporate purposes and withheld 297,037 shares from employees to satisfy estimated statutory income tax obligations related to stock option exercises and vesting of restricted stock. The value of the common stock withheld was based on the closing price of our common stock on the applicable exercise or vesting date.
There were no unregistered sales of our equity securities during the three months ended September 30, 2017.
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

OMNICOM GROUP INC.
Date:	October 17, 2017	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)