Form 10-K
period 2017-12-31
OMNICOM GROUP INC.
filed 2018-02-15
CIK 29989

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR FISCAL YEAR ENDED DECEMBER 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
____________________________________________________________

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2017 was $19,093,687,000.

As of January 31, 2018, there were 230,267,646 shares of Omnicom Group Inc. Common Stock outstanding.

Portions of the Omnicom Group Inc. Definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 22, 2018 are incorporated by reference into Part III of this report to the extent described herein.

OMNICOM GROUP INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017

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

ii

PART I
Introduction

This report is our 2017 annual report to shareholders and our 2017 Annual Report on Form 10-K, or 2017 10-K.

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

Our branded networks and agencies operate in all major global markets and provide a comprehensive range of services in the following fundamental disciplines: advertising, customer relationship management, or CRM, public relations and healthcare. In an effort to monitor the changing needs of our clients and to better capture the expanded scope of our services, in the fourth quarter of 2017, we realigned our service disciplines. As a result, our CRM discipline was grouped into two separate categories: CRM Consumer Experience, which includes Omnicom Precision Marketing Group’s digital / direct marketing agencies, as well as our branding agencies, shopper marketing agencies and our experiential marketing agencies; and, CRM Execution & Support, which includes field marketing, sales support, merchandising and point of sale, as well as other specialized marketing and custom communications services. Also, we realigned and renamed our former specialty communications discipline so that it now exclusively includes agencies offering healthcare marketing and communications services.

Although the medium used to reach a client’s target audience may differ across each of these disciplines, we develop and deliver the marketing message in a similar way by providing client-specific advertising, marketing and corporate communications services. Services across our disciplines include:

advertising	investor relations
branding	marketing research
content marketing	media planning and buying
corporate social responsibility consulting	merchandising and point of sale
crisis communications	mobile marketing
custom publishing	multi-cultural marketing
data analytics	non-profit marketing
database management	organizational communications
digital / direct marketing	package design
digital transformation	product placement
entertainment marketing	promotional marketing
experiential marketing	public affairs
field marketing	public relations
financial/corporate business-to-business advertising	retail marketing
graphic arts/digital imaging	sales support
healthcare marketing and communications	search engine marketing
instore design	shopper marketing
interactive marketing	social media marketing
sports and event marketing

Our business model was built and continues to evolve around our clients. While our networks and agencies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. Our fundamental business principle is that our clients’ specific marketing requirements are the central focus of how we structure our service offerings and allocate our resources. This client-centric business model requires that multiple agencies within Omnicom collaborate in formal and informal virtual client networks utilizing our key client matrix organization structure. This collaboration allows us to cut across our internal organizational structures to execute our clients’ marketing requirements in a consistent and comprehensive manner. We believe that this organizational philosophy, our ability to execute on it and our key client matrix organization structure differentiates us from our competition. In addition, during 2017, we continued the process of forming practice areas within our global network structure to bring together agencies operating in common disciplines to leverage existing resources and to create, in close coordination with our key client matrix organization, additional custom client solutions.
As clients increase their demands for marketing effectiveness and efficiency, they have made it a practice to consolidate their business within one service provider in the pursuit of a single engagement covering all consumer touch points. We have structured our business around this trend. We believe that our key client matrix organization structure approach to collaboration and integration of our services and solutions has provided a competitive advantage to our business in the past and we expect this to continue over the medium and long term. Our key client matrix organization structure facilitates superior client management and allows for greater integration of the services required by the world’s largest brands. Our over-arching strategy is to continue to use our virtual client networks to grow our business relationships with our largest clients by serving them across our networks, disciplines and geographies.
The various components of our business, including revenue by discipline and geographic area, and material factors that affected us in 2017 are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, of this report. None of our acquisitions or dispositions, individually or in the aggregate, in the three year period ended December 31, 2017 was material to our results of operations or financial position. For information about our acquisitions, see Note 4 to the consolidated financial statements.
Geographic Regions
Our United States operations represent approximately 54% of our revenue. As discussed more fully in the Critical Accounting Policies section of the MD&A, our branded networks and agencies conduct business on a global basis and operate in the following geographic regions: The Americas, which includes North America and Latin America; EMEA, which includes Europe, the Middle East and Africa; and, Asia Pacific, which includes Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. The networks have regional reporting units that are responsible for the agencies in their region. Agencies within the regional reporting units serve similar clients in similar industries and in many cases the same clients and have similar economic characteristics. Accordingly, financial information by geographic region is provided in the MD&A and Note 7 to the consolidated financial statements.
Our Clients
Our clients operate in virtually every sector of the global economy. In many cases, multiple agencies or networks serve different brand, product groups, or both within the same client. For example, in 2017 our largest client represented 3.0% of revenue and was served by more than 250 of our agencies. Our 100 largest clients, which represent many of the world's major marketers, comprised approximately 51% of revenue and were each served, on average, by more than 50 of our agencies.
Our Employees
At December 31, 2017, we employed approximately 77,300 people worldwide. The skill sets of our workforce across our agencies and within each discipline are similar. Common to all is the ability to understand a client’s brand or product and their selling proposition and to develop a unique message to communicate the value of the brand or product to the client’s target audience, whether through traditional channels or emerging digital platforms. Recognizing the importance of this core competency, we have established tailored training and education programs for our client service professionals around this competency. See the MD&A for a discussion of the effect of salary and related costs on our results of operations.

Executive Officers of the Registrant
At January 31, 2018, our executive officers were:

Name	Position	Age
Bruce Crawford	Chairman of the Board	88
John D. Wren	President and Chief Executive Officer	65
Philip J. Angelastro	Executive Vice President and Chief Financial Officer	53
Peter K. Sherman	Executive Vice President	54
Michael J. O’Brien	Senior Vice President, General Counsel and Secretary	56
Dennis E. Hewitt	Treasurer	73
Andrew L. Castellaneta	Senior Vice President, Chief Accounting Officer	59
Peter L. Swiecicki	Senior Vice President, Finance and Controller	59
Jonathan B. Nelson	CEO, Omnicom Digital	50

Each executive officer has held his present position for at least five years, except: Mr. Angelastro was named Executive Vice President and Chief Financial Officer in September 2014 and previously served as Senior Vice President Finance and Controller from 2002 until September 2014; Mr. Sherman was named Executive Vice President in April 2014 and previously served as Chief Executive Officer of JWT North America from June 2013 to April 2014 and previously held various positions with BBDO Worldwide from 1997 until 2013; Mr. Castellaneta was named Senior Vice President, Chief Accounting Officer in January 2015 and previously served as Assistant Controller from 2000 until January 2015; and, Mr. Swiecicki was named Senior Vice President, Finance and Controller in January 2015 and previously served as Director of Business Operations from 2013 until January 2015 and previously held various positions with BBDO Worldwide from 1983 until 2013. Additional information about our directors and executive officers will appear in our definitive proxy statement, which is expected to be filed with the SEC by April 12, 2018.
Item 1A. Risk Factors
Adverse economic conditions, a reduction in client spending, a deterioration in the credit markets or a delay in client payments could have a material effect on our business, results of operations and financial position.
Economic conditions have a direct impact on our business, results of operations and financial position. Adverse global or regional economic conditions pose a risk that clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications projects. Such actions would reduce the demand for our services and could result in a reduction in our revenue, which would adversely affect our business, results of operations and financial position. A contraction in the availability of credit may make it more difficult for us to meet our working capital requirements. In addition, a disruption in the credit markets could adversely affect our clients and could cause them to delay payment for our services or take other actions that would negatively affect our working capital. In such circumstances, we may need to obtain additional financing to fund our day-to-day working capital requirements, which may not be available on favorable terms, or at all. Even if we take action to respond to adverse economic conditions, reductions in revenue and disruptions in the credit markets by aligning our cost structure and more efficiently managing our working capital, such actions may not be effective.
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
Our 100 largest clients represent approximately 51% of our revenue. Clients generally are able to reduce or cancel current or future spending on advertising, marketing and corporate communications projects at any time on short notice for any reason. A significant reduction in spending on our services by our largest clients, or the loss of several of our largest clients, if not replaced by new clients or an increase in business from existing clients, would adversely affect our revenue and could have a material adverse effect on our business, results of operations and financial position.
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
Our international operations represent approximately 46% of our revenue. We operate in all major international markets including the Euro Zone, the United Kingdom, Australia, Brazil, Canada, China and Japan. Our agencies transact business in more than 50 different currencies. Substantially all of our foreign operations transact business in their local currency and accordingly, their financial statements are translated into U.S. Dollars. As a result, both adverse and beneficial fluctuations in foreign exchange rates would impact our business, results of operations and financial position. In addition, funds transferred to the United States can be adversely or beneficially impacted by foreign currency exchange changes.
We rely extensively on information technology systems and cybersecurity incidents could adversely affect us.
We rely on information technology systems and infrastructure to process, store and transmit data, summarize results, manage our business and maintain client advertising and marketing information. Increased cybersecurity threats and attacks, which are becoming more sophisticated, pose a risk to our systems and networks. Security breaches, improper use of our systems and unauthorized access to our data and information by employees and others may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. We also may have access to sensitive or personal data or information that is subject to privacy laws and regulations. We install new systems or upgrade our existing systems to prevent, detect, address and mitigate cybersecurity incidents and we provide employee awareness training of cybersecurity risks. Despite our efforts to protect our systems and networks and sensitive and personal data or information, we may be vulnerable to material security breaches, theft, modification or loss of data, employee malfeasance and additional known and unknown threats. Such events could adversely affect our business and reputation. In addition, we use third-party service providers, including cloud providers, to store, transmit and process data. Cybersecurity incidents at these providers could adversely affect our business and reputation.

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

Further, laws and regulations, related to user privacy, use of personal information and Internet tracking technologies have been proposed or enacted in the United States and a number of international markets. These laws and regulations could affect the acceptance of new communications technologies and the use of current communications technologies as advertising mediums. These actions could affect our business and reduce demand for certain of our services, which could have a material adverse effect on our business, results of operations and financial position.

As a global business we face certain risks of doing business internationally and we are exposed to risks from operating in high-growth markets and developing countries, which could have a material adverse effect on our business, results of operations and financial position.

The operational and financial performance of our international businesses are affected by global and regional economic conditions, competition for new business and talented staff, currency fluctuation, political conditions, regulatory environment and other risks associated with extensive international operations. In addition, we conduct business in numerous high-growth markets and developing countries which tend to have longer billing collection cycles, currency repatriation restrictions and commercial laws that can be undeveloped, vague, inconsistently enforced, retroactively applied or frequently changed. The risks associated with our international operations could have a material adverse effect on our business, results of operations and financial position. Additionally, our operations are subject to the United States Foreign Corrupt Practices Act and other anti-corruption and anti-bribery laws and regulations. These laws and regulations are complex and stringent and any violation could have an adverse effect on our business and reputation. For financial information by geographic region, see Note 7 to the consolidated financial statements.

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

Generally, our businesses are not directly affected by current cap and trade laws and other regulatory requirements aimed at mitigating the impact of climate change by reducing emissions or otherwise, although our businesses could be in the future. However, we could be indirectly affected by increased prices for goods or services provided to us by companies that are directly affected by these laws and regulations and pass their increased costs through to their customers. Further, if our clients are impacted by such laws or requirements, either directly or indirectly, their spending for advertising and marketing services may decline, which could adversely impact our business, results of operations and financial position. Additionally, to comply with potential future changes in environmental laws and regulations, we may need to incur additional costs; therefore, at this time, we cannot estimate what impact such regulations may have on our business, results of operations and financial position.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We conduct business and maintain offices throughout the world. The facility requirements of our businesses are similar across geographic regions and disciplines. We believe that our facilities are adequate for our current operations and are well maintained. Our principal corporate offices are located at 437 Madison Avenue, New York, New York; 1055 Washington Boulevard, Stamford, Connecticut and 525 Okeechobee Boulevard, West Palm Beach, Florida. We also maintain executive offices in London, England; Shanghai, China and Singapore.
We lease substantially all our office space under operating leases that expire at various dates. Lease obligations of our foreign operations are generally denominated in their local currency. Office base rent expense was $330.4 million, $334.1 million and $331.5 million in 2017, 2016 and 2015, respectively, net of rent received from non-cancelable third-party subleases.
Future minimum office base rent under non-cancelable operating leases, net of rent receivable from existing non-cancelable third-party subleases, is (in millions):

Net Rent
2018	$295.6
2019	236.8
2020	191.5
2021	165.6
2022	142.4
Thereafter	624.0
$1,655.9
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
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the New York Stock Exchange under the symbol “OMC.” As of January 31, 2018, there were 2,074 registered holders of our common stock.

The quarterly high and low sales prices for our common stock and dividends paid per share for 2017 and 2016 were:

	High	Low	Dividends Paid Per Share
2017
First Quarter	$87.43	$83.67	$0.55
Second Quarter	86.71	79.86	0.55
Third Quarter	83.64	71.63	0.55
Fourth Quarter	78.70	65.32	0.60
2016
First Quarter	$84.23	$66.48	$0.50
Second Quarter	85.95	75.61	0.55
Third Quarter	87.50	79.94	0.55
Fourth Quarter	89.66	78.67	0.55

Common stock repurchases during the three months ended December 31, 2017 were:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2017	49,710	$75.14	—	—
November 1 - 30, 2017	103	67.15	—	—
December 1 - 31, 2017	574,365	73.72	—	—
	624,178	$73.83	—	—

During the three months ended December 31, 2017, we purchased 560,000 shares of our common stock in the open market for general corporate purposes and withheld 64,178 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards and stock option exercises. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting or exercise date.

There were no unregistered sales of equity securities during the three months ended December 31, 2017.

For information on securities authorized for issuance under our equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which relevant information will be included in our definitive proxy statement, which is expected to be filed with the SEC by April 12, 2018.

Item 6. Selected Financial Data
The following selected financial data should be read in conjunction with our consolidated financial statements and related notes that begin on page F-1 of this report, as well as the MD&A.

	(In millions, except per share amounts)
For the years ended December 31:	2017	2016	2015	2014	2013
Revenue	$15,273.6	$15,416.9	$15,134.4	$15,317.8	$14,584.5
Operating Profit	2,059.7	2,008.9	1,920.1	1,944.1	1,825.3
Net Income - Omnicom Group Inc.	1,088.4	1,148.6	1,093.9	1,104.0	991.1
Net Income Per Common Share - Omnicom Group Inc.:
Basic	4.68	4.80	4.43	4.27	3.73
Diluted	4.65	4.78	4.41	4.24	3.71
Dividends Declared Per Common Share	2.25	2.15	2.00	1.90	1.60
	(In millions)
At December 31:	2017	2016	2015	2014	2013
Cash and cash equivalents and short-term investments	$3,796.4	$3,022.8	$2,619.7	$2,390.3	$2,728.7
Total Assets	24,931.2	23,165.4	22,110.7	21,428.4	21,980.4
Long-term debt	4,912.9	4,920.5	3,564.2	4,542.1	3,763.3
Convertible debt	—	—	—	—	252.7
Long-Term Liabilities	1,091.2	892.3	800.5	774.3	685.1
Total Shareholders’ Equity	2,615.1	2,162.0	2,452.4	2,850.0	3,582.4
As discussed in Item 7 below, in 2017 the Tax Cuts and Jobs Act, or Tax Act, reduced Net income - Omnicom Group Inc. by $106.3 million and diluted Net income per share - Omnicom Group Inc. by $0.45. See Note 10 to the consolidated financial statements for additional information.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY
We are a strategic holding company providing advertising, marketing and corporate communications services to clients through our branded networks and agencies around the world. On a global, pan-regional and local basis, our networks and agencies provide a comprehensive range of services in the following fundamental disciplines: advertising, CRM,which as described below includes CRM Consumer Experience and CRM Execution & Support, public relations and healthcare. Our business model was built and continues to evolve around our clients. While our networks and agencies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. Our fundamental business principle is that our clients’ specific marketing requirements are the central focus of how we structure our service offerings and allocate our resources. This client-centric business model requires that multiple agencies within Omnicom collaborate in formal and informal virtual client networks utilizing our key client matrix organization structure. This collaboration allows us to cut across our internal organizational structures to execute our clients’ marketing requirements in a consistent and comprehensive manner. We continually seek to grow our business with our existing clients by maintaining our client-centric approach, as well as expanding our existing business relationships into new markets and with new clients. In addition, we pursue selective acquisitions of complementary companies with strong entrepreneurial management teams that typically currently serve or have the ability to serve our existing client base.
As a leading global advertising, marketing and corporate communications company, we operate in all major markets and have a large and diverse client base. In 2017, our largest client represented 3.0% of revenue and our 100 largest clients, which represent many of the world's major marketers, comprised approximately 51% of revenue. Our clients operate in virtually every sector of the global economy with no one industry comprising more than 14% of our revenue in 2017. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
As described in more detail below, in 2017 our revenue decreased $143.3 million, or 0.9%, compared to 2016. Changes in foreign exchange rates negatively impacted revenue in the first six months of 2017. Beginning in the third quarter of 2017, the Euro and a number of other foreign currencies strengthened against the U.S. Dollar. As a result, changes in foreign exchange rates for 2017 had a marginal effect on our revenue. In 2017, changes in foreign exchange rates increased revenue by $42.9 million, or 0.3%. Acquisition revenue, net of disposition revenue, reduced revenue $647.3 million, or 4.2%, primarily reflecting the sale of our specialty print media and organic growth increased revenue $461.1 million, or 3.0%.

Global economic conditions have a direct impact on our business and financial performance. Adverse global or regional economic conditions pose a risk that our clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications services, which would reduce the demand for our services. In 2017, our agencies in North America continued their modest growth as activity in the United States varied across our service disciplines and growth slowed in the second half of the year relative to the first half. Our businesses in the United Kingdom, or the U.K., and Europe had solid performance. However, while improving in 2017, the continuing uncertain economic and political conditions in the European Union, or the EU, have been further complicated by the official notification from the U.K. to the European Council to withdraw from the EU. In Brazil, unstable economic and political conditions contributed to the continuing volatility in the market and our agencies experienced negative growth. Most of our businesses in Asia continue their modest growth consistent with recent periods. The economic and fiscal issues facing countries in Europe and Latin America continue to cause economic uncertainty in those regions; however, the impact on our business varies by country. We will continue to monitor economic conditions closely, as well as client revenue levels and other factors and, in response to reductions in our client revenue, if necessary, we will take actions available to us to align our cost structure and manage our working capital. There can be no assurance whether, or to what extent, our efforts to mitigate any impact of future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments will be effective.
Certain business trends have had a positive impact on our business and industry. These trends include clients increasingly expanding the focus of their brand strategies from national markets to pan-regional and global markets and integrating traditional and non-traditional marketing channels, as well as utilizing new communications technologies and emerging digital platforms. As clients increase their demands for marketing effectiveness and efficiency, they have made it a practice to consolidate their business within one service provider in the pursuit of a single engagement covering all consumer touch points. We have structured our business around these trends. We believe that our key client matrix organization structure approach to collaboration and integration of our services and solutions have provided a competitive advantage to our business in the past and we expect this to continue over the medium and long term. In addition, during 2017, we continued the process of forming practice areas within our global network structure to bring together agencies operating in common disciplines to leverage existing resources and to create, in close coordination with our key client matrix organization, additional custom client solutions. We expect to complete this process in 2018.
In the near term, barring unforeseen events and excluding the impact of changes in foreign exchange rates, as a result of continued improvement in operating performance by many of our agencies and new business activities, we expect our 2018 revenue to increase modestly and over the long term to be in excess of the weighted average nominal GDP growth in our major markets. We expect to continue to identify acquisition opportunities intended to build upon the core capabilities of our strategic disciplines and business platforms, expand our operations in high-growth and emerging markets and enhance our capabilities to leverage new technologies that are being used by marketers today. In addition, we continually evaluate our portfolio of businesses to identify non-strategic or underperforming businesses for disposition.
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
The change in revenue in 2017 across our principal regional markets were: North America decreased 5.3%, Europe increased 5.7%, Latin America increased 16.8% and Asia Pacific increased 0.9%. In North America, modest growth in the United States and Canada was offset by the disposition of our specialty print media business in the second quarter. In Europe, growth in substantially all markets and the strengthening of the Euro against the U.S. Dollar was partially offset by the weakening of the British Pound against the U.S. Dollar. The increase in revenue in Latin America was a result of our acquisition activity in Colombia, growth in Mexico and the strengthening of the Brazilian Real against the U.S. Dollar, which was substantially offset by the continued economic weakness in Brazil and negative performance in that market. In Asia Pacific, growth in most countries in the region, especially Australia, India, Japan and Singapore, was partially offset by disposition activity.
In an effort to monitor the changing needs of our clients and to better capture the expanded scope of our services, in the fourth quarter of 2017, we realigned our service disciplines. As a result, our CRM discipline was grouped into two separate categories: CRM Consumer Experience, which includes Omnicom Precision Marketing Group’s digital / direct marketing agencies, as well as our branding agencies, shopper marketing agencies and our experiential marketing agencies; and, CRM Execution & Support, which includes field marketing, sales support, merchandising and point of sale, as well as other specialized marketing and custom communications services. Also, we realigned and renamed our former specialty communications discipline so that it now exclusively includes agencies offering healthcare marketing and communications services.

The change in revenue in 2017 compared to 2016, in our service disciplines was: advertising decreased 0.6%, CRM Consumer Experience decreased 3.2%, CRM Execution & Support decreased 1.6%, public relations increased 0.1% and healthcare increased 3.3%. The decrease in advertising primarily reflects the sale of our specialty print media business in April 2017.
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
Operating expenses for 2017 decreased 1.4% compared to 2016. Salary and service costs, which tend to fluctuate with changes in revenue, decreased $190.9 million, or 1.7%, in 2017 compared to 2016. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased $1.5 million, or 0.1%, in 2017 compared to 2016. Operating profit increased $50.8 million year-over-year. As a result, operating margin increased year-over-year to 13.5% from 13.0%. Earnings before interest, taxes and amortization of intangible assets, or EBITA margin, in 2017 was 14.2%, as compared to 13.8% in 2016.
Net interest expense increased $7.7 million year-over-year to $174.8 million in 2017. Interest expense increased $14.8 million to $224.5 million in 2017. Interest income increased $7.1 million to $49.7 million in 2017 compared to 2016.
On December 22, 2017, the Tax Act was enacted into law. The Tax Act reduced the U.S. federal statutory income tax rate to 21% from 35% for tax years beginning after December 31, 2017 and made several changes to existing tax law that affect our tax assets and liabilities related to previously reported taxable income. The significant changes require that we record tax expense on the accumulated earnings of our foreign subsidiaries and adjust our previously reported deferred tax positions to reflect the impact of the revised statutory federal rate as of the enactment date. In December 2017, the SEC issued Staff Accounting Bulletin 118, or SAB 118, which provides guidance on accounting for the impact of the Tax Act. SAB 118 provides that provisional amounts should be recognized in our financial statements where accounting for certain effects of the Tax Act are not complete and a reasonable estimate of the effects of the Tax Act can be made. Accordingly, at December 31, 2017, we have estimated the effect of the Tax Act and recorded a net increase to income tax expense of $106.3 million. Our estimate is based on our understanding of the Tax Act and currently available guidance. We expect to revise this estimate in future periods as further information becomes available. See Note 10 to the consolidated financial statements for additional information.
Our effective tax rate for 2017 was 36.9% compared to 32.6% for 2016. The increase is attributable to the estimated impact of the Tax Act of $106.3 million partially offset by the recognition of an excess tax benefit from share-based compensation of $20.8 million resulting from the adoption of FASB ASU 2016-09 (see Note 1 to the consolidated financial statements). ASU 2016-09 requires that beginning in 2017 excess tax benefits and deficiencies arising from share-based compensation be recognized in results of operations in the period when the restricted stock awards vest or stock options are exercised. In prior years, excess tax benefits and deficiencies from share-based compensation were recorded in additional paid-in capital. The effect of the Tax Act on income tax expense for 2017 is presented below in Results of Operations 2017 Compared to 2016. While we are still evaluating the impact of the Tax Act on our 2018 annual effective tax rate, we expect the Tax Act to reduce our effective tax rate between 3.5% and 4.5%, which excludes the impact of tax benefits or deficiencies on share-based compensation. At this point, we can not predict the 2018 impact from share-based compensation because it is subject to changes in our share price.
Net income - Omnicom Group Inc. for 2017 decreased $60.2 million, or 5.2%, to $1,088.4 million from $1,148.6 million in 2016. The year-over-year decrease is due to the impact of the Tax Act of $106.3 million, which is partially offset by the after tax increase from the factors described above. Diluted net income per share - Omnicom Group Inc. decreased 2.7% to $4.65 in 2017, compared to $4.78 in 2016. The impact of the Tax Act reduced diluted net income per share - Omnicom Group Inc. $0.45. In addition, the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards, stock option exercises and employee stock purchase plan improved diluted net income per share - Omnicom Group Inc in 2017 compared to 2016. The effect of the Tax Act on net income - Omnicom Group Inc. and diluted net income per share - Omnicom Group Inc. is presented below in Results of Operations 2017 Compared to 2016.

CRITICAL ACCOUNTING POLICIES

The following summary of our critical accounting policies provides a better understanding of our financial statements and the related discussion in this MD&A. We believe that the following policies may involve a higher degree of judgment and complexity in their application than most of our accounting policies and represent the critical accounting policies used in the preparation of our financial statements. Readers are encouraged to consider this summary together with our financial statements and the related notes, including Note 2, for a more complete understanding of the critical accounting policies discussed below.
Estimates

We prepare our financial statements in conformity with U.S. GAAP and are required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We use a fair value approach in testing goodwill for impairment and when evaluating our equity method and cost method investments to determine if an other-than-temporary impairment has occurred. Actual results could differ from those estimates and assumptions.
Acquisitions and Goodwill

We have made and expect to continue to make selective acquisitions. The evaluation of potential acquisitions is based on various factors, including specialized know-how, reputation, geographic coverage, competitive position and service offerings of the target businesses, as well as our experience and judgment.

Business combinations are accounted for using the acquisition method. The assets acquired, including identified intangible assets, liabilities assumed and any noncontrolling interest in the acquired business are recorded at their acquisition date fair values. In circumstances where control is obtained and less than 100% of a business is acquired, goodwill is recorded as if 100% were acquired. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs are expensed as incurred. Certain acquisitions include an initial payment at closing and provide for future additional contingent purchase price payments (earn-outs), which are recorded as a liability at the acquisition date fair value. Subsequent changes in the fair value of the liability are recorded in results of operations. The results of operations of acquired businesses are included in results of operations from the acquisition date. In 2017, we completed four acquisitions of new subsidiaries.

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

We evaluate goodwill for impairment at least annually at the end of the second quarter of the year and whenever events or circumstances indicate the carrying value may not be recoverable. Under FASB ASC Topic 350, Intangibles - Goodwill and Other, we have the option of either assessing qualitative factors to determine whether it is more-likely-than-not that the carrying value of our reporting units exceeds their respective fair value or proceeding directly to the goodwill impairment test. Although not required, we performed the annual impairment test and compared the fair value of each of our reporting units to its respective carrying value, including goodwill. We identified our regional reporting units as components of our operating segments, which are our five global agency networks. The regional reporting units of each agency network are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our key client matrix organization structure for delivering services to clients in their regions. We have concluded that for each of our operating segments, their regional reporting units have similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in FASB ASC Topic 280, Segment Reporting, and in FASB ASC Topic 350. Consistent with our fundamental business strategy, the agencies within our regional reporting units serve similar clients in similar industries, and in many cases the same clients. In addition, the agencies within our regional reporting units have similar economic characteristics. The main economic components of each agency are employee compensation and related costs and direct service costs and occupancy and other costs, which include rent and occupancy costs, technology costs that are generally limited to personal computers, servers and off-the-shelf software and other overhead expenses. Finally, the expected benefits of our acquisitions are typically shared by multiple agencies in various regions as they work together to integrate the acquired agency into our virtual client network strategy.
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
Long-term growth rate represents our estimate of the long-term growth rate for our industry and the markets we operate in. For the past ten years, the average historical revenue growth rate of our reporting units and the Average Nominal GDP growth of the countries comprising the major markets that account for substantially all of our revenue was approximately 3.6% and 3.5%, respectively. We considered this history when determining the long-term growth rates used in our annual impairment test at June 30, 2017. We believe marketing expenditures over the long term have a high correlation to GDP. We also believe based on our historical performance, that our long-term growth rate will exceed Average Nominal GDP growth in the markets we operate in, which are similar across our reporting units. For our annual test as of June 30, 2017, we used an estimated long-term growth rate of 4%.
When performing the annual impairment test as of June 30, 2017 and estimating the future cash flows of our reporting units, we considered the current macroeconomic environment, as well as industry and market specific conditions at mid-year 2017. In the first half of 2017, we experienced an increase in our revenue of 3.9%, which excluded our net disposition activity and the impact from changes in foreign exchange rates. Economic conditions in the Euro Zone are unsettled and the continuing fiscal issues faced by many countries in the European Union has caused economic difficulty in certain of our Euro Zone markets. During the first half of 2017, weakness in most Latin American economies we operate in has the potential to affect our near-term performance in that region. We considered the effect of these conditions in our annual impairment test.
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
We will continue to perform our impairment test at the end of the second quarter of each year unless events or circumstances trigger the need for an interim impairment test. The estimates used in our goodwill impairment test do not constitute forecasts or projections of future results of operations, but rather are estimates and assumptions based on historical results and assessments of macroeconomic factors affecting our reporting units as of the valuation date. We believe that our estimates and assumptions are reasonable, but they are subject to change from period to period. Actual results of operations and other factors will likely differ from the estimates used in our discounted cash flow valuation and it is possible that differences could be significant. A change in the estimates we use could result in a decline in the estimated fair value of one or more of our reporting units from the amounts derived as of our latest valuation and could cause us to fail our goodwill impairment test if the estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. A large decline in estimated fair value of a reporting unit could result in a non-cash impairment charge and may have an adverse effect on our results of operations and financial condition.
Subsequent to the annual impairment test at June 30, 2017 and considering our operating performance in the second half of the year, there were no events or circumstances that triggered the need for an interim impairment test. Additional information about acquisitions and goodwill appears in Notes 2, 4 and 5 to the consolidated financial statements.
Revenue Recognition
We recognize revenue in accordance with FASB ASC Topic 605, Revenue Recognition, and applicable SEC Staff Accounting Bulletins. Our principal source of revenue is derived from fees for services on a rate per hour or per project basis. Revenue is realized when the service is performed in accordance with the client arrangement and upon the completion of the earnings process. Our primary client arrangements include: fixed fee contracts where revenue is recognized based on the level of effort completed to date, retainer agreements where revenue is recognized on a straight-line basis over the contract period, and media commissions where revenue is recognized when the media is run. Prior to recognizing revenue, persuasive evidence of an arrangement must exist, the sales price must be fixed or determinable, delivery, performance and acceptance must be in accordance with the client arrangement and collection must be reasonably assured. These principles are the foundation of our revenue recognition policy and apply to all client arrangements in each of our service disciplines: advertising, CRM, which includes CRM Consumer Experience and CRM Execution & Support, public relations and healthcare. Because the services that we provide across each of our disciplines are similar and delivered to clients in similar ways, all of the key elements in revenue recognition apply to client arrangements in each of our service disciplines.
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
Some of our client arrangements include performance incentive provisions designed to link a portion of our revenue to our performance relative to quantitative and qualitative goals. We recognize performance incentives in revenue when the specific quantitative goals are achieved, or when our performance against qualitative goals is determined by the client. We may receive rebates or credits from certain vendors based on transactions entered into on behalf of clients. These rebates or credits are remitted to the clients in accordance with contractual requirements or in certain international markets may be retained by us based on the terms of the client contract or local law. Amounts passed on to clients are recorded as a liability and amounts retained by us are recorded as revenue when earned.

Effective January 1, 2018, we will adopt FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. As a result, we will change our revenue recognition accounting policy as described below. ASC 606 will be applied using the modified retrospective method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018 and is not expected to have a material impact on our financial position. ASC 606 provides a five-step model where revenue is recognized when the customer obtains control of the promised goods or services in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. The adoption of ASC 606 will not have a material impact on how we recognize revenue for fixed fee or retainer based arrangements. Clients typically receive the benefit of our services as we perform. We will continue to recognize revenue over time using inputs or outputs to measure our progress. Revenue for commission based arrangements will continue to be recognized at a point-in-time. ASC 606 also includes additional disclosure requirements.
For certain of our businesses, the adoption of ASC 606 will result in a change in our accounting policy for certain third-party out-of-pocket costs, which are incurred in connection with our services and are billed to clients. The inclusion of third-party out-of-pocket costs in revenue depends on whether we act as a principal or agent in the client arrangement. Under ASC 606, the principal versus agent assessment is based on whether we control the specified goods or services before they are transferred to the customer. As a result of the adoption of ASC 606, certain third-party costs are no longer included in revenue and cost of services. In 2017, these third-party out-of-pocket costs were approximately $150 million. This change will reduce reported revenue and will have no impact on operating profit.
In addition, performance incentives that can increase revenue if we meet certain quantitative or qualitative objectives in delivering our services will be treated as variable consideration. Performance incentives were recognized in revenue when specific quantitative goals were achieved, or when our performance against qualitative goals was acknowledged by the client. Under ASC 606, variable consideration is estimated and included in total consideration at contract inception based on either the expected value method or the most likely method. These estimates are based on historical award experience, anticipated performance and our best judgment at the time. This change will have offsetting effects in each period and the net effect will not be material to our results of operations or financial position.
Income Taxes
On December 22, 2017, the Tax Act was enacted into law. In accordance with the guidance provided in SEC Staff Accounting Bulletin 118, at December 31, 2017, we made a reasonable estimate of the effect of the Tax Act on our results of operations and, as a result, we recorded a net increase to income tax expense of $106.3 million. We expect to revise this estimate in future periods as further information becomes available. See Note 10 to the consolidated financial statements for additional information.
NEW ACCOUNTING STANDARDS

See Note 20 for information on the adoption of new accounting standards and accounting standards not yet adopted.

RESULTS OF OPERATIONS - 2017 Compared to 2016 (in millions):

	2017	2016
Revenue	$15,273.6	$15,416.9
Operating Expenses:
Salary and service costs	11,249.7	11,440.6
Occupancy and other costs	1,232.1	1,230.6
Cost of services	12,481.8	12,671.2
Selling, general and administrative expenses	450.0	443.9
Depreciation and amortization	282.1	292.9
	13,213.9	13,408.0
Operating Profit	2,059.7	2,008.9
Operating Margin - %	13.5%	13.0%
Interest Expense	224.5	209.7
Interest Income	49.7	42.6
Income Before Income Taxes and Income From Equity Method Investments	1,884.9	1,841.8
Income Tax Expense	696.2	600.5
Income From Equity Method Investments	3.5	5.4
Net Income	1,192.2	1,246.7
Net Income Attributed To Noncontrolling Interests	103.8	98.1
Net Income - Omnicom Group Inc.	$1,088.4	$1,148.6
As discussed below, in 2017 the Tax Act reduced Net income - Omnicom Group Inc. by $106.3 million and diluted Net income per share - Omnicom Group Inc. by $0.45. See Note 10 to the consolidated financial statements for additional information.
Non-GAAP Financial Measures
We use EBITA and EBITA Margin as additional operating performance measures that exclude the non-cash amortization expense of intangible assets, which primarily consists of amortization of intangible assets arising from acquisitions. We define EBITA as earnings before interest, taxes and amortization of intangible assets, and EBITA Margin as EBITA divided by revenue. EBITA and EBITA Margin are non-GAAP financial measures. We believe that EBITA and EBITA Margin are useful measures for investors to evaluate the performance of our business.
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
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin for the for the periods presented (in millions):

	2017	2016
Net Income - Omnicom Group Inc.	$1,088.4	$1,148.6
Net Income Attributed To Noncontrolling Interests	103.8	98.1
Net Income	1,192.2	1,246.7
Income From Equity Method Investments	3.5	5.4
Income Tax Expense	696.2	600.5
Income Before Income Taxes and Income From Equity Method Investments	1,884.9	1,841.8
Interest Expense	224.5	209.7
Interest Income	49.7	42.6
Operating Profit	2,059.7	2,008.9
Add back: Amortization of intangible assets	113.8	115.2
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$2,173.5	$2,124.1

Revenue	$15,273.6	$15,416.9
EBITA	$2,173.5	$2,124.1
EBITA Margin - %	14.2%	13.8%

Revenue

In 2017, revenue decreased $143.3 million to $15,273.6 million from $15,416.9 million in 2016. Changes in foreign exchange rates increased revenue by $42.9 million, or 0.3%. Acquisition revenue, net of disposition revenue, reduced revenue $647.3 million, or 4.2%, reflecting the disposition of certain non-strategic businesses in the past year, and organic growth increased revenue $461.1 million, or 3.0%. The reduction in revenue in 2017 resulting from our acquisition and disposition activity arose principally from the sale in the second quarter of our specialty print media business, which operated in North America.

Changes in foreign exchange rates negatively impacted revenue in the first six months of 2017. Beginning in the third quarter of 2017, the Euro and a number of foreign currencies strengthened against the U.S. Dollar. As a result, changes in foreign exchange rates for 2017 had a marginal effect on our revenue. The increase in revenue from changes in foreign exchange rates primarily resulted from the strengthening of the Euro, Brazilian Real, Australian Dollar and Russian Ruble against the U.S. Dollar, mostly offset by the weakening of the British Pound against the U.S. Dollar,

The components of revenue change in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
December 31, 2016	$15,416.9		$8,627.8		$6,789.1
Components of revenue change:
Foreign exchange rate impact	42.9	0.3%	—	—%	42.9	0.6%
Acquisition revenue, net of disposition revenue	(647.3)	(4.2)%	(474.4)	(5.5)%	(172.9)	(2.5)%
Organic growth	461.1	3.0%	43.5	0.5%	417.6	6.1%
December 31, 2017	$15,273.6	(0.9)%	$8,196.9	(5.0)%	$7,076.7	4.2%

The components and percentages are calculated as follows:

•
The foreign exchange impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $15,230.7 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($15,273.6 million less $15,230.7 million for the Total column).

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

•	Organic growth is calculated by subtracting the foreign exchange rate impact, and the acquisition revenue, net of disposition revenue components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($15,416.9 million for the Total column).

Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. Assuming exchange rates at February 12, 2018 remain unchanged, we estimate the impact of changes in foreign exchange rates to increase 2018 revenue by approximately 2%.

Revenue for 2017 and the percentage change in revenue and organic growth from 2016 in our principal regional markets were (in millions):

	2017	2016	$ Change	% Change	% Organic Growth
Americas:
North America	$8,686.0	$9,174.0	$(488.0)	(5.3)%	0.6%
Latin America	494.8	423.6	71.2	16.8%	0.6%
EMEA:
Europe	4,127.9	3,904.2	223.7	5.7%	7.0%
Middle East and Africa	314.6	278.9	35.7	12.8%	12.5%
Asia Pacific	1,650.3	1,636.2	14.1	0.9%	5.8%
	$15,273.6	$15,416.9	$(143.3)	(0.9)%	3.0%
Our primary markets in Europe comprise the U.K. and the Euro Zone. In 2017, the U.K. comprised 9.1% of revenue and the Euro Zone and the other European countries together comprised 17.9% of revenue. In 2017, revenue, including the impact of foreign exchange rates, decreased 0.9% in the U.K. and increased 9.4% in the Euro Zone and the other European countries.
In North America, modest growth in the United States and Canada was offset by the disposition of our specialty print media business in the second quarter. In Europe, growth in substantially all markets and the strengthening of the Euro against the U.S. Dollar was partially offset by the weakening of the British Pound against the U.S. Dollar. The increase in revenue in Latin America was a result of our acquisition activity in Colombia, growth in Mexico and the strengthening of the Brazilian Real against the U.S. Dollar, which was substantially offset by the continued economic weakness in Brazil and negative performance in that market. In Asia Pacific, growth in most countries in the region, especially Australia, India, Japan and Singapore, was partially offset by disposition activity.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change in 2017 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 3.0% of revenue in 2017 and 2016. Our ten largest and 100 largest clients represented 19.6% and 50.5% of revenue in 2017, respectively, and 18.3% and 52.4% of revenue in 2016, respectively.
Driven by our clients’ continuous demand for more effective and efficient marketing activities, we strive to provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. These services include advertising, branding, content marketing, corporate social responsibility consulting, crisis communications, custom publishing, data analytics, database management, digital / direct marketing, digital transformation, entertainment marketing, experiential marketing, field marketing, financial/corporate business-to-business advertising, graphic arts/digital imaging, healthcare marketing and communications, instore design, interactive marketing, investor relations, marketing research, media planning and buying, merchandising and point of sale, mobile marketing, multi-cultural marketing, non-profit marketing, organizational communications, package design, product placement, promotional marketing, public affairs, public relations, retail marketing, sales support, search engine marketing, shopper marketing, social media marketing and sports and event marketing.
In an effort to monitor the changing needs of our clients and to better capture the expanded scope of our services, in the fourth quarter of 2017, we realigned our service disciplines. As a result, our CRM discipline was grouped into two separate categories: CRM Consumer Experience, which includes Omnicom Precision Marketing Group’s digital / direct marketing agencies, as well as our branding agencies, shopper marketing agencies and our experiential marketing agencies; and, CRM Execution & Support, which includes field marketing, sales support, merchandising and point of sale, as well as other specialized marketing and custom communications services. Also, we realigned and renamed our former specialty communications discipline so that it now exclusively includes agencies offering healthcare marketing and communications services.

Revenue for 2017 and 2016 and the change in revenue and organic growth from 2016 by discipline were (in millions):

	Year Ended December 31,
	2017		2016		2017 vs. 2016
	$	% of Revenue	$	% of Revenue	$ Change	% Change	% Organic Growth
Advertising	$8,142.5	53.3%	$8,194.5	53.2%	$(52.0)	(0.6)%	3.9%
CRM Consumer Experience	2,664.3	17.5%	2,751.1	17.8%	(86.8)	(3.2)%	0.8%
CRM Execution & Support	2,155.6	14.1%	2,191.4	14.2%	(35.8)	(1.6)%	4.0%
Public Relations	1,376.6	9.0%	1,374.8	8.9%	1.8	0.1%	0.3%
Healthcare	934.6	6.1%	905.1	5.9%	29.5	3.3%	2.8%
	$15,273.6		$15,416.9		$(143.3)	(0.9)%	3.0%

We provide services to clients that operate in various industry sectors. Revenue by sector for 2017 and 2016 was:

	2017	2016
Food and Beverage	13%	13%
Consumer Products	10%	10%
Pharmaceuticals and Health Care	12%	12%
Financial Services	7%	7%
Technology	9%	9%
Auto	10%	8%
Travel and Entertainment	6%	7%
Telecommunications	5%	5%
Retail	6%	6%
Other	22%	23%

Operating Expenses

Operating expenses for 2017 compared to 2016 were (in millions):

	Year Ended December 31,
	2017		2016		2017 vs. 2016
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$15,273.6		$15,416.9		$(143.3)	(0.9)%
Operating Expenses:
Salary and service costs	11,249.7	73.7%	11,440.6	74.2%	(190.9)	(1.7)%
Occupancy and other costs	1,232.1	8.1%	1,230.6	8.0%	1.5	0.1%
Cost of services	12,481.8		12,671.2		(189.4)
Selling, general and administrative expenses	450.0	2.9%	443.9	2.9%	6.1	1.4%
Depreciation and amortization	282.1	1.8%	292.9	1.9%	(10.8)	(3.7)%
	13,213.9	86.5%	13,408.0	87.0%	(194.1)	(1.4)%
Operating Profit	$2,059.7	13.5%	$2,008.9	13.0%	$50.8	2.5%

Operating expenses decreased $194.1 million, or 1.4%, in 2017 compared to 2016. Salary and service costs, which tend to fluctuate with changes in revenue, decreased $190.9 million, or 1.7%, in 2017 compared to 2016. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased $1.5 million, or 0.1%, in 2017 compared to 2016. SG&A expenses increased $6.1 million year-over-year primarily related to professional fees. Operating profit increased $50.8 million year-over-year. As a result, operating margin increased year-over-year to 13.5% from 13.0% and EBITA margin increased year-over-year to 14.2% from 13.8%.

Net Interest Expense

Net interest expense increased $7.7 million year-over-year to $174.8 million in 2017. Interest expense increased $14.8 million to $224.5 million in 2017, primarily due to a reduced benefit from the fixed-to-floating interest rate swaps resulting from higher rates on the floating rate leg and higher interest expense on commercial paper. Our long-term debt portfolio at December 31, 2017, after taking into consideration our outstanding interest rate swaps, was approximately 75% fixed rate obligations and 25% floating rate obligations and was unchanged from December 31, 2016. A discussion of our interest rate swaps is included in Note 6 to the consolidated financial statements. In 2017, interest income increased $7.1 million compared to the prior year, resulting from higher interest earned on the cash held by our international treasury centers.
Income Taxes
Our effective tax rate for 2017 was 36.9% compared to 32.6% for 2016. The increase is attributable to the estimated impact of the Tax Act of $106.3 million partially offset by the recognition of an excess tax benefit from share-based compensation of $20.8 million resulting from the adoption of FASB ASU 2016-09 (see Note 1 to the consolidated financial statements). ASU 2016-09 requires that beginning in 2017 excess tax benefits and deficiencies arising from share-based compensation be recognized in results of operations in the period when the restricted stock awards vest or stock options are exercised. In prior years, excess tax benefits and deficiencies from share-based compensation were recorded in additional paid-in capital. The effect of the Tax Act on income tax expense for 2017 is presented below in Results of Operations 2017 Compared to 2016. While we are still evaluating the impact of the Tax Act on our 2018 annual effective tax rate, we expect the Tax Act to reduce our effective tax rate between 3.5% and 4.5%, which excludes the impact of tax benefits or deficiencies on share-based compensation. At this point, we can not predict the 2018 impact from share-based compensation because it is subject to changes in our share price.

Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. for 2017 decreased $60.2 million, or 5.2%, to $1,088.4 million from $1,148.6 million in 2016. The year-over-year decrease is due to the impact of the Tax Act of $106.3 million, which is partially offset by the after tax increase from the factors described above. Diluted net income per share - Omnicom Group Inc. decreased 2.7% to $4.65 in 2017, compared to $4.78 in 2016. The impact of the Tax Act reduced diluted net income per share - Omnicom Group Inc. $0.45. In addition, the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards, stock option exercises and employee stock purchase plan improved diluted net income per share - Omnicom Group Inc in 2017 compared to 2016.

Effect of the Tax Act
The following table presents the effect of the Tax Act on income tax expense, net income - Omnicom Group Inc. and diluted earnings per share Omnicom Group Inc. (in millions):

	2017 As Reported	Effect of Tax Act	2017 Excluding Effect of Tax Act
Income before income taxes and income from equity method investments	$1,884.9	$—	$1,884.9
Income tax expense	$696.2	$106.3	$589.9
Effective tax rate	36.9%		31.3%
Net income - Omnicom Group Inc.	$1,088.4	(106.3)	$1,194.7
Diluted net income per share - Omnicom Group Inc.	$4.65	$(0.45)	$5.10
Excluding the effect of the Tax Act from income tax expense, net income Omnicom Group Inc. and diluted net income per share Omnicom Group Inc. are Non-GAAP measures. We believe that these measures help investors understand the effect of the Tax Act on our reported results.

RESULTS OF OPERATIONS - 2016 Compared to 2015 (in millions):

	2016	2015
Revenue	$15,416.9	$15,134.4
Operating Expenses:
Salary and service costs	11,440.6	11,248.7
Occupancy and other costs	1,230.6	1,242.7
Cost of services	12,671.2	12,491.4
Selling, general and administrative expenses	443.9	431.8
Depreciation and amortization	292.9	291.1
	13,408.0	13,214.3
Operating Profit	2,008.9	1,920.1
Operating Margin - %	13.0%	12.7%
Interest Expense	209.7	181.1
Interest Income	42.6	39.6
Income Before Income Taxes and Income From Equity Method Investments	1,841.8	1,778.6
Income Tax Expense	600.5	583.6
Income From Equity Method Investments	5.4	8.4
Net Income	1,246.7	1,203.4
Net Income Attributed To Noncontrolling Interests	98.1	109.5
Net Income - Omnicom Group Inc.	$1,148.6	$1,093.9

Non-GAAP Financial Measures
We use EBITA and EBITA Margin as additional operating performance measures that exclude the non-cash amortization expense of intangible assets, which primarily consists of amortization of intangible assets arising from acquisitions. We define EBITA as earnings before interest, taxes and amortization of intangible assets, and EBITA Margin as EBITA divided by revenue. EBITA and EBITA Margin are non-GAAP financial measures. We believe that EBITA and EBITA Margin are useful measures for investors to evaluate the performance of our business.
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
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin for the for the periods presented (in millions):

	2016	2015
Net Income - Omnicom Group Inc.	$1,148.6	$1,093.9
Net Income Attributed To Noncontrolling Interests	98.1	109.5
Net Income	1,246.7	1,203.4
Income From Equity Method Investments	5.4	8.4
Income Tax Expense	600.5	583.6
Income Before Income Taxes and Income From Equity Method Investments	1,841.8	1,778.6
Interest Expense	209.7	181.1
Interest Income	42.6	39.6
Operating Profit	2,008.9	1,920.1
Add back: Amortization of intangible assets	115.2	109.3
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$2,124.1	$2,029.4

Revenue	$15,416.9	$15,134.4
EBITA	$2,124.1	$2,029.4
EBITA Margin - %	13.8%	13.4%

Revenue

In 2016, revenue increased $282.5 million to $15,416.9 million from $15,134.4 million in 2015. Changes in foreign exchange rates reduced revenue $283.8 million, acquisition revenue net of disposition revenue, increased revenue by $38.2 million and organic growth increased revenue $528.1 million.

The components of revenue change in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
December 31, 2015	$15,134.4		$8,526.7		$6,607.7
Components of revenue change:
Foreign exchange impact	(283.8)	(1.9)%	—	—%	(283.8)	(4.3)%
Acquisition revenue, net of disposition revenue	38.2	0.3%	(56.9)	(0.7)%	95.1	1.4%
Organic growth	528.1	3.5%	158.0	1.9%	370.1	5.6%
December 31, 2016	$15,416.9	1.9%	$8,627.8	1.2%	$6,789.1	2.7%

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

Revenue for 2016 and 2015 and the change in revenue and organic growth from 2015 by discipline were (in millions):

	Year Ended December 31,
	2016		2015		2016 vs. 2015
	$	% of Revenue	$	% of Revenue	$ Change	% Change	% Organic Growth
Advertising	$8,194.7	53.2%	$7,824.5	51.7%	$370.2	4.7%	5.9%
CRM Consumer Experience	2,750.9	17.8%	2,772.5	18.3%	(21.6)	(0.8)%	1.8%
CRM Execution & Support	2,191.4	14.2%	2,359.7	15.6%	(168.3)	(7.1)%	(3.4)%
Public Relations	1,374.8	8.9%	1,329.1	8.8%	45.7	3.4%	2.8%
Healthcare	905.1	5.9%	848.6	5.6%	56.5	6.7%	7.6%
	$15,416.9		$15,134.4		$282.5	1.9%	3.5%

We provide services to clients that operate in various industry sectors. Revenue by sector for 2016 and 2015 was:

	2016	2015
Food and Beverage	13%	13%
Consumer Products	10%	10%
Pharmaceuticals and Health Care	12%	11%
Financial Services	7%	7%
Technology	9%	10%
Auto	8%	8%
Travel and Entertainment	7%	6%
Telecommunications	5%	5%
Retail	6%	6%
Other	23%	24%

Operating Expenses

Operating expenses for 2016 compared to 2015 were (in millions):

	Year Ended December 31,
	2016		2015		2016 vs. 2015
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$15,416.9		$15,134.4		$282.5	1.9%
Operating Expenses:
Salary and service costs	11,440.6	74.2%	11,248.7	74.3%	191.9	1.7%
Occupancy and other costs	1,230.6	8.0%	1,242.7	8.2%	(12.1)	(1.0)%
Cost of services	12,671.2		12,491.4
Selling, general and administrative expenses	443.9	2.9%	431.8	2.9%	12.1	2.8%
Depreciation and amortization	292.9	1.9%	291.1	1.9%	1.8	0.6%
	13,408.0	87.0%	13,214.3	87.3%	193.7	1.5%
Operating Profit	$2,008.9	13.0%	$1,920.1	12.7%	$88.8	4.6%

Operating expenses increased 1.5% in 2016 compared to 2015. Salary and service costs, which tend to fluctuate with changes in revenue, increased $191.9 million, or 1.7%, in 2016 compared to 2015. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $12.1 million, or 1.0%, in 2016 compared to 2015, principally resulting from our ongoing efforts to leverage scale and enhance efficiency. SG&A expenses increased $12.1 million year-over-year primarily related to professional fees incurred in connection with our acquisition activities. As a result, operating margin in 2016 increased to 13.0% from 12.7% in 2015 and EBITA margin increased year-over-year to 13.8% from 13.4%.

Net Interest Expense

Net interest expense increased $25.6 million year-over-year to $167.1 million in 2016. Interest expense increased $28.6 million to $209.7 million in 2016, primarily resulting from the reduced benefit of the fixed-to-floating interest rate swap on the 2022 Notes. In January 2016, we settled the interest rate swap on the 2022 Notes and we were able to lock interest savings over the remaining term of the 2022 Notes by reducing the effective rate to 2.7% from 3.5%. Concurrent with the issuance of $1.4 billion principal amount of 3.60% Notes due 2026 in April 2016, we entered into a $500 million fixed-to-floating interest rate swap on the notes. Our long-term debt portfolio at December 31, 2016, after taking into consideration our outstanding interest rate swaps, was approximately 75% fixed rate obligations and 25% floating rate obligations as compared to 61% fixed rate and 39% floating rate at December 31, 2015 and, as a result, in 2016 there was less floating rate benefit from the interest rate swaps. A discussion of our interest rate swaps is included in Note 6 to the consolidated financial statements. Interest income increased $3.0 million in 2016 compared to the prior year, as a result of higher cash balances in our international treasury centers available for investment.
Income Taxes

Our effective tax rate for 2016 was 32.6% compared to 32.8% for 2015.
Net Income Per Share - Omnicom Group Inc.

Net income - Omnicom Group Inc. increased $54.7 million, or 5.0%, to $1,148.6 million in 2016 from $1,093.9 million in 2015. The year-over-year increase is due to the factors described above. Diluted net income per share - Omnicom Group Inc. increased 8.4% to $4.78 in 2016, compared to $4.41 in 2015 due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards and stock option exercises and shares issued under our employee stock purchase plan.

LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements

Our primary liquidity sources are our operating cash flow, cash and cash equivalents and short-term investments. Additional liquidity sources include our credit facilities and commercial paper program, and access to the capital markets. At December 31, 2017, we have a $2.5 billion revolving credit facility, or Credit Facility, expiring on July 31, 2021, uncommitted domestic and international credit lines aggregating $1.2 billion and the ability to issue up to $2 billion of commercial paper. Our liquidity funds our non-discretionary cash requirements and our discretionary spending.

Working capital is our principal non-discretionary funding requirement. In addition, we have contractual obligations related to our senior notes, recurring business operations, primarily related to lease obligations, and contingent purchase price obligations (earn-outs) from prior acquisitions. Our principal discretionary cash spending includes dividend payments to common shareholders, capital expenditures, strategic acquisitions and repurchases of our common stock. As a result, we typically have a short-term borrowing requirement normally peaking during the second quarter of the year due to the timing of payments for incentive compensation, income taxes and contingent purchase price obligations.

Based on past performance and current expectations, we believe that our operating cash flow will be sufficient to meet our non-discretionary cash requirements, and our discretionary spending for the next twelve months.

Cash and cash equivalents increased $793.8 million from December 31, 2016. The components of the increase were:

Sources
Cash flow from operations		$2,023.9
Less: Increase in operating capital		(348.5)
Principal cash sources		1,675.4
Uses
Capital expenditures	$(156.0)
Dividends paid to common shareholders	(515.2)
Dividends paid to noncontrolling interest shareholders	(101.7)
Acquisition payments, including payment of contingent purchase price obligations and acquisition of additional noncontrolling interests, net of cash acquired	(84.8)
Repurchases of common stock, net of proceeds from stock plans	(557.7)
Principal cash uses		(1,415.4)
Principal cash sources in excess of principal cash uses		260.0
Foreign exchange rate changes		227.9
Financing activities and other		(42.6)
Increase in operating capital		348.5
Increase in cash and cash equivalents		$793.8

Principal cash sources and uses amounts are Non-GAAP liquidity measures. These amounts exclude changes in working capital and other investing and financing activities, including commercial paper issuances and redemptions used to fund working capital changes. This presentation reflects the metrics used by us to assess our sources and uses of cash and was derived from our consolidated statement of cash flows. We believe that this presentation is meaningful to understand the primary sources and uses of our cash flow and the effect on our cash and cash equivalents. Non-GAAP liquidity measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with U.S. GAAP. Non-GAAP liquidity measures as reported by us may not be comparable to similarly titled amounts reported by other companies. Additional information regarding our cash flows can be found in our consolidated financial statements.

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

We have a policy governing counterparty credit risk with financial institutions that hold our cash and cash equivalents and we have deposit limits for each institution. In countries where we conduct treasury operations, generally the counterparties are either branches or subsidiaries of institutions that are party to the Credit Facility. These institutions generally have credit ratings equal to or better than our credit ratings. In countries where we do not conduct treasury operations, all cash and cash equivalents are held by counterparties that meet specific minimum credit standards.

At December 31, 2017, our foreign subsidiaries held approximately $937 million of our total cash and cash equivalents of $3.8 billion. The majority of the cash is available to us, net of any foreign withholding taxes payable upon repatriation to the United States. See Note 10 to the consolidated financial statements for additional information.

Our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents and short-term investments, at December 31, 2017 decreased $798.2 million as compared to December 31, 2016. The decrease in net debt is due to an increase in cash and cash equivalents and short-term investments of $773.6 million primarily arising from an increase in operating capital of $348.5 million, an increase in principal cash sources in excess of principal cash uses of $260.0 million and the favorable impact of foreign exchange rate changes on cash and cash equivalents of $227.9 million.

The components of net debt at December 31, 2017 and 2016 were (in millions):

	2017	2016
Short-term debt	$11.8	$28.7
Long-term debt, including current portion	4,912.9	4,920.6
Total debt	4,924.7	4,949.3
Cash and cash equivalents and short-term investments	3,796.4	3,022.8
Net debt	$1,128.3	$1,926.5

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

Debt Instruments and Related Covenants
At December 31, 2017, the total principal amount of our fixed rate senior notes was $4.9 billion and the total notional amount of the outstanding fixed-to-floating interest rate swaps was $1.25 billion. The interest rate swaps have the economic effect of converting our long-term debt portfolio to approximately 75% fixed rate obligations and 25% floating rate obligations. A discussion of our interest rate swaps is included in Note 6 to the consolidated financial statements.
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

The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At December 31, 2017, we were in compliance with these covenants as our Leverage Ratio was 2.1 times and our Interest Coverage Ratio was 10.4 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
At December 31, 2017, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody's. Our access to the commercial paper market and the cost of these borrowings are affected by our credit ratings and market conditions. Our senior notes and Credit Facility do not contain provisions that require acceleration of cash payments in the event our credit ratings are downgraded.
Credit Markets and Availability of Credit
We typically fund our day-to-day liquidity by issuing commercial paper. Additional liquidity sources include our Credit Facility or the uncommitted credit lines. At December 31, 2017, there were no outstanding commercial paper issuances or borrowings under the Credit Facility or the uncommitted credit lines.
Commercial paper activity for the three years ended December 31, 2017 was (dollars in millions):

	2017	2016	2015
Average amount outstanding during the year	$902.3	$861.3	$964.8
Maximum amount outstanding during the year	$1,769.8	$1,608.9	$1,720.7
Average days outstanding	13.0	11.2	13.2
Weighted average interest rate	1.29%	0.70%	0.46%
We expect to continue funding our day-to-day liquidity by issuing commercial paper. However, disruptions in the credit markets may lead to periods of illiquidity in the commercial paper market and higher credit spreads. To mitigate any future disruption in the credit markets and to fund our liquidity, we may borrow under the Credit Facility or access the capital markets if favorable conditions exist. We will continue to monitor closely our liquidity and conditions in the credit markets. We cannot predict with any certainty the impact on us of any future disruptions in the credit markets. In such circumstances, we may need to obtain additional financing to fund our day-to-day working capital requirements. Such additional financing may not be available on favorable terms, or at all.
Contractual Obligations and Other Commercial Commitments

In the normal course of business we enter into numerous contractual and commercial undertakings. The following tables should be read in conjunction with our consolidated financial statements.

Contractual obligations at December 31, 2017 were (in millions):

		Obligation Due
	Total Obligation	2018	2019 - 2020	2021 - 2022	After 2022
Long-term debt:
Principal	$4,900.0	$—	$1,500.0	$1,250.0	$2,150.0
Interest	966.2	198.8	335.4	216.0	216.0
Lease obligations	1,805.1	347.3	498.1	332.6	627.1
Contingent purchase price obligations	215.6	92.6	47.2	75.8	—
Transition tax liability on accumulated foreign earnings	102.9	8.2	16.5	16.5	61.7
Deferred tax liability - convertible debt	41.4	41.4	—	—	—
Defined benefit pension plans benefit obligation	277.0	9.7	23.1	32.9	211.3
Postemployment arrangements benefit obligation	127.7	9.3	14.0	12.6	91.8
Uncertain tax positions	173.7	24.3	44.7	65.7	39.0
	$8,609.6	$731.6	$2,479.0	$2,002.1	$3,396.9

Certain acquisitions include an initial payment at closing and provide for future additional contingent purchase price payments (earn-outs) that are recorded as a liability at the acquisition date fair value. Subsequent changes in the fair value of the liability are recorded in results of operations.

The Tax Act includes a transition tax on accumulated foreign earnings. After taking into consideration available foreign tax credits and other items, we recorded a net cash liability of $102.9 million. We will elect to pay the liability over an eight-year period. See Note 10 to the consolidated financial statements for additional information.

The unfunded benefit obligation for our defined benefit pension plans and liability for our postemployment arrangements was $324.4 million at December 31, 2017. In 2017, we contributed $8.3 million to our defined benefit pension plans and paid $8.8 million in benefits for our postemployment arrangements. We do not expect these payments to increase significantly in 2018.

The liability for uncertain tax positions is subject to uncertainty as to when or if the liability will be paid. We have assigned the liability to the periods presented based on our judgment as to when these liabilities will be resolved by the appropriate taxing authorities.

Commercial commitments at December 31, 2017 were (in millions):

		Commitment Expires
	Total Commitment	2018	2019 - 2020	2021 - 2022	After 2022
Standby letters of credit	$5.3	$2.2	$—	$2.0	$1.1
Guarantees	130.3	62.7	60.5	2.9	4.2
	$135.6	$64.9	$60.5	$4.9	$5.3

At December 31, 2017, there were no significant off-balance sheet arrangements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We manage our exposure to foreign exchange and interest rate risk through various strategies, including the use of derivative financial instruments. We use forward foreign exchange contracts as economic hedges to manage the cash flow volatility arising from foreign exchange rate fluctuations. We use interest rate swaps to manage our interest expense and structure our long-term debt portfolio to achieve a mix of fixed rate and floating rate debt. We do not use derivatives for trading or speculative purposes. Using derivatives exposes us to the risk that counterparties to the derivative contracts will fail to meet their contractual obligations. We manage that risk through careful selection and ongoing evaluation of the counterparty financial institutions based on specific minimum credit standards and other factors.

We evaluate the effects of changes in foreign currency exchange rates, interest rates and other relevant market risks on our derivatives. We periodically determine the potential loss from market risk on our derivatives by performing a value-at-risk, or VaR, analysis. VaR is a statistical model that uses historical currency exchange and interest rate data to measure the potential impact on future earnings of our derivative financial instruments assuming normal market conditions. The VaR model is not intended to represent actual losses but is used as a risk estimation and management tool. Based on the results of the model, we estimate with 95% confidence a maximum one-day change in the net fair value of our derivative financial instruments at December 31, 2017 was not significant.
Foreign Exchange Risk
Our international operations represent approximately 46% of our revenue. Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. The effects of currency exchange transactions on our results of operations are discussed in Note 2 to the consolidated financial statements.

While our major international markets include the Euro Zone, the United Kingdom, Australia, Brazil, Canada, China and Japan, our agencies transact business in more than 50 different currencies. As an integral part of our global treasury operations, we centralize our cash and use multicurrency pools to manage the foreign exchange risk that arises from imbalances between subsidiaries and their respective treasury centers from which they borrow or invest funds. However, in certain circumstances, subsidiaries borrowing or investing with a treasury center operating in a different currency creates foreign exchange exposure. To manage that risk, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $92.8 million and $99.0 million at December 31, 2017 and 2016, respectively. Additionally, there are circumstances where revenue and expense transactions are not denominated in the same currency. In these instances, amounts are either promptly settled or hedged with forward foreign exchange contracts. To manage that risk, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $136.3 million and $94.0 million at December 31, 2017 and 2016, respectively. The net fair value of the forward foreign contracts at December 31, 2017 and 2016 was a current asset of $0.9 million and a current liability of $1.1 million, respectively.
Foreign currency derivatives are designated as economic hedges; therefore, any gain or loss in fair value incurred on those instruments is generally offset by decreases or increases in the fair value of the underlying exposures. By using these financial instruments, we reduced financial risk of adverse foreign exchange changes by foregoing any gain which might have occurred if the markets moved favorably. The terms of our forward foreign exchange contracts are generally less than 90 days.
Interest Rate Risk
We use interest rate swaps to manage our interest cost and structure our long-term debt portfolio to achieve a mix of fixed rate and floating rate debt. Based on market conditions, we may terminate the swaps to reduce our exposure to rising interest rates or to monetize any gain and lock in a reduction in interest expense over the term of the underlying debt. At December 31, 2017, the total notional amount of the outstanding fixed-to-floating interest rate swaps was $1.25 billion. The interest rate swaps have the economic effect of converting our long-term debt portfolio to approximately 75% fixed rate obligations and 25% floating rate obligations. A discussion of our interest rate swaps is included in Note 6 to the consolidated financial statements.
Credit Risk
We provide advertising, marketing and corporate communications services to several thousand clients that operate in nearly every sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client represented 3.0% of revenue in 2017. However, during periods of economic downturn, the credit profiles of our clients could change.
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

Item 8. Financial Statements and Supplementary Data
See Item 15, “Exhibits, Financial Statement Schedules.”
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2017, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Annual Report on Form 10-K for the year ended December 31, 2017 are appropriate.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2017. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2017, dated February 15, 2018, which is included on page F-2 of this 2017 10-K.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information regarding Executive Officers of the Registrant is included in Part I, Item 1, “Business.” Additional information called for by this Item, to the extent not included in this document, is incorporated herein by reference to the information to be included under the captions “Item 1 - Election of Directors,” “Stock Ownership Information - Section 16(a) Beneficial Ownership Reporting Compliance” and “Additional Information - Shareholder Proposals and Director Nominations For The 2019 Annual Meeting” in our definitive proxy statement, or Proxy Statement, which is expected to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.
Item 11. Executive Compensation

The information called for by this Item is incorporated herein by reference to the information to be included under the captions “Executive Compensation,” “Item 1 - Election of Directors - Directors' Compensation For Fiscal 2017” and “Item 1 - Election of Directors - Board Processes - Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item is incorporated herein by reference to the information to be included under the captions “Stock Ownership Information - Beneficial Ownership of Certain Beneficial Owners and Management” and “Stock Ownership Information - Equity Compensation Plans” in our Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this Item is incorporated herein by reference to the information to be included under the captions “Additional Information - Transactions with Related Persons” and “Item 1 - Election of Directors - Omnicom Board of Directors” in our Proxy Statement.
Item 14. Principal Accounting Fees and Services

The information called for by this Item is incorporated herein by reference to the information to be included under the caption “Item 3 - Ratification of the Appointment of Independent Auditors - Fees Paid to Independent Auditors” in our Proxy Statement.
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

4.5
Fourth Supplemental Indenture to the 2009 Base Indenture, dated as of July 20, 2012, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee, (Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-10551) dated July 20, 2012 and incorporated herein by reference).

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

4.10
Base Indenture, dated as of October 29, 2014, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee (“2014 Base Indenture”), (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated October 29, 2014 (“October 29, 2014 8-K”) and incorporated herein by reference).

4.11
First Supplemental Indenture to the 2014 Base Indenture, dated as of October 29, 2014, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee, in connection with our issuance of $750 million 3.65% Senior Notes due 2024 (Exhibit 4.2 to the October 29, 2014 8-K and incorporated herein by reference).

4.12	Form of 3.65% Notes due 2024 (included in Exhibit 4.2 to the October 29, 2014 8-K and incorporated herein by reference).

4.13
Second Supplemental Indenture to the 2014 Base Indenture, dated as of April 6, 2016, among Omnicom Group Inc., Omnicom Capital Inc. and Deutsche Bank Trust Company Americas, as trustee, in connection with the issuance of $1.4 billion 3.60% Senior Notes due 2026 (Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-10551) dated April 6, 2016 and incorporated herein by reference).

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

10.3
Standard form of our Executive Salary Continuation Plan Agreement (Exhibit 10.5 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2012 and incorporated herein by reference).

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

10.18	Omnicom Group Inc. 2013 Incentive Award Plan (Appendix A to our Proxy Statement (File No. 1-10551) filed on April 11, 2013 and incorporated herein by reference).

10.19	Director Compensation and Deferred Stock Program (Exhibit 10.19 to our Annual Report on Form 10-K (File No. 1-10551) for the year ended December 31, 2016 and incorporated herein by reference).

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer and President required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

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

OMNICOM GROUP INC.
February 15, 2018	BY:	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE CRAWFORD	Chairman and Director	February 15, 2018
Bruce Crawford

/s/ JOHN D. WREN	Chief Executive Officer and President and Director (Principal Executive Officer)	February 15, 2018
John D. Wren

/s/ PHILIP J. ANGELASTRO	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 15, 2018
Philip J. Angelastro

/s/ ANDREW L. CASTELLANETA	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 15, 2018
Andrew L. Castellaneta

/s/ ALAN R. BATKIN	Director	February 15, 2018
Alan R. Batkin

/s/ MARY C. CHOKSI	Director	February 15, 2018
Mary C. Choksi

/s/ ROBERT CHARLES CLARK	Director	February 15, 2018
Robert Charles Clark

/s/ LEONARD S. COLEMAN, JR.	Director	February 15, 2018
Leonard S. Coleman, Jr.

/s/ SUSAN S. DENISON	Director	February 15, 2018
Susan S. Denison

/s/ DEBORAH J. KISSIRE	Director	February 15, 2018
Deborah J. Kissire

/s/ GRACIA C. MARTORE	Director	February 15, 2018
Gracia C. Martore

/s/ JOHN R. MURPHY	Director	February 15, 2018
John R. Murphy

/s/ JOHN R. PURCELL	Director	February 15, 2018
John R. Purcell

/s/ LINDA JOHNSON RICE	Director	February 15, 2018
Linda Johnson Rice

/s/ VALERIE M. WILLIAMS	Director	February 15, 2018
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

The financial statements have been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board. Their report expresses the independent accountant’s judgment as to the fairness of management’s reported financial position, results of operations and cash flows. This judgment is based on the procedures described in the fourth and fifth paragraphs of their report.

Omnicom management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Management, with the participation of our Chief Executive Officer, or CEO, Chief Financial Officer, or CFO, and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2017. There have not been any changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected or are reasonably likely to affect our internal control over financial reporting.

KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2017, dated February 15, 2018.

The Board of Directors of Omnicom has an Audit Committee comprised of six independent directors. The Audit Committee meets periodically with financial management, Internal Audit and the independent auditors to review accounting, control, audit and financial reporting matters.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of Omnicom Group Inc.:
Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Omnicom Group Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule II (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omnicom Group Inc. and subsidiaries as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
New York, New York
February 15, 2018

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$3,796.0	$3,002.2
Short-term investments, at cost	0.4	20.6
Accounts receivable, net of allowance for doubtful accounts of $32.1 and $24.9	8,083.8	7,510.8
Work in process	1,110.6	1,125.4
Other current assets	1,125.2	1,063.0
Total Current Assets	14,116.0	12,722.0
Property and Equipment at cost, less accumulated depreciation of $1,279.2 and $1,233.4	690.9	674.8
Equity Method Investments	120.3	120.4
Goodwill	9,337.5	8,976.1
Intangible Assets, net of accumulated amortization of $879.9 and $777.6	368.4	427.4
Other Assets	298.1	244.7
TOTAL ASSETS	$24,931.2	$23,165.4
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$11,574.6	$10,476.7
Customer advances	1,266.7	1,186.6
Current portion of debt	—	0.1
Short-term debt	11.8	28.7
Taxes payable	330.0	349.6
Other current liabilities	1,925.8	1,969.2
Total Current Liabilities	15,108.9	14,010.9
Long-Term Debt	4,912.9	4,920.5
Long-Term Liabilities	1,091.2	892.3
Deferred Tax Liabilities	483.6	480.5
Commitments and Contingent Liabilities (Note 16)
Temporary Equity - Redeemable Noncontrolling Interests	182.4	201.6
Equity:
Shareholders’ Equity:
Preferred stock, $1.00 par value, 7.5 million shares authorized, none issued	—	—
Common stock, $0.15 par value, 1.0 billion shares authorized, 297.2 million shares issued, 230.1 million and 234.7 million shares outstanding	44.6	44.6
Additional paid-in capital	828.3	798.3
Retained earnings	6,210.6	5,677.2
Accumulated other comprehensive income (loss)	(963.0)	(1,356.0)
Treasury stock, at cost, 67.1 million and 62.5 million shares	(3,505.4)	(3,002.1)
Total Shareholders’ Equity	2,615.1	2,162.0
Noncontrolling interests	537.1	497.6
Total Equity	3,152.2	2,659.6
TOTAL LIABILITIES AND EQUITY	$24,931.2	$23,165.4

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenue	$15,273.6	$15,416.9	$15,134.4
Operating Expenses:
Salary and service costs	11,249.7	11,440.6	11,248.7
Occupancy and other costs	1,232.1	1,230.6	1,242.7
Cost of services	12,481.8	12,671.2	12,491.4
Selling, general and administrative expenses	450.0	443.9	431.8
Depreciation and amortization	282.1	292.9	291.1
	13,213.9	13,408.0	13,214.3
Operating Profit	2,059.7	2,008.9	1,920.1
Interest Expense	224.5	209.7	181.1
Interest Income	49.7	42.6	39.6
Income Before Income Taxes and Income From Equity Method Investments	1,884.9	1,841.8	1,778.6
Income Tax Expense	696.2	600.5	583.6
Income From Equity Method Investments	3.5	5.4	8.4
Net Income	1,192.2	1,246.7	1,203.4
Net Income Attributed To Noncontrolling Interests	103.8	98.1	109.5
Net Income - Omnicom Group Inc.	$1,088.4	$1,148.6	$1,093.9

Net Income Per Share - Omnicom Group Inc.:
Basic	$4.68	$4.80	$4.43
Diluted	$4.65	$4.78	$4.41

Dividends Declared Per Common Share	$2.25	$2.15	$2.00

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2017	2016	2015
Net Income	$1,192.2	$1,246.7	$1,203.4
Other Comprehensive Income (Loss):
Cash flow hedge:
Loss for the period	—	(48.9)	(5.6)
Amortization of loss included in interest expense	5.3	4.0	—
Income tax effect	(2.1)	18.7	2.3
	3.2	(26.2)	(3.3)
Defined benefit pension plans and postemployment arrangements:
Unrecognized actuarial losses and prior service cost for the period	(12.2)	(18.3)	(7.8)
Amortization of prior service cost and actuarial losses included in periodic benefit expense	16.1	14.0	14.8
Income tax effect	(1.7)	1.6	(2.8)
	2.2	(2.7)	4.2
Available-for-sale securities:
Unrealized gain for the period	0.8	0.2	0.4
Income tax effect	(0.3)	(0.1)	(0.1)
	0.5	0.1	0.3

Foreign currency translation adjustment	412.7	(319.4)	(427.2)
Other Comprehensive Income (Loss)	418.6	(348.2)	(426.0)
Comprehensive Income	1,610.8	898.5	777.4
Comprehensive Income Attributed To Noncontrolling Interests	129.4	90.5	80.7
Comprehensive Income - Omnicom Group Inc.	$1,481.4	$808.0	$696.7

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Three Years Ended December 31, 2017
(In millions, except per share amounts)

	Omnicom Group Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value
Balance as of December 31, 2014	397.2	$59.6	$818.6	$9,576.9	$(618.2)	$(6,986.9)	$2,850.0	$471.3	$3,321.3
Net income				1,093.9			1,093.9	109.5	1,203.4
Other comprehensive income (loss)					(397.2)		(397.2)	(28.8)	(426.0)
Dividends to noncontrolling interests								(129.4)	(129.4)
Acquisition of noncontrolling interests			(38.8)				(38.8)	(24.2)	(63.0)
Increase in noncontrolling interests from business combinations								38.6	38.6
Change in temporary equity			11.9				11.9		11.9
Common stock dividends declared ($2.00 per share)				(492.6)			(492.6)		(492.6)
Share-based compensation			99.4				99.4		99.4
Stock issued, share-based compensation			(31.2)			84.5	53.3		53.3
Common stock repurchased						(727.5)	(727.5)		(727.5)
Balance as of December 31, 2015	397.2	59.6	859.9	10,178.2	(1,015.4)	(7,629.9)	2,452.4	437.0	2,889.4
Net income				1,148.6			1,148.6	98.1	1,246.7
Other comprehensive income (loss)					(340.6)		(340.6)	(7.6)	(348.2)
Dividends to noncontrolling interests								(87.2)	(87.2)
Acquisition of noncontrolling interests			(87.7)				(87.7)	(16.0)	(103.7)
Increase in noncontrolling interests from business combinations								73.3	73.3
Change in temporary equity			(33.0)				(33.0)		(33.0)
Common stock dividends declared ($2.15 per share)				(513.9)			(513.9)		(513.9)
Share-based compensation			93.4				93.4		93.4
Stock issued, share-based compensation			(34.3)			79.3	45.0		45.0
Common stock repurchased						(602.2)	(602.2)		(602.2)
Treasury stock retired	(100.0)	(15.0)		(5,135.7)		5,150.7	—		—
Balance as of December 31, 2016	297.2	44.6	798.3	5,677.2	(1,356.0)	(3,002.1)	2,162.0	497.6	2,659.6
Cumulative effect of accounting changes			4.5	(31.6)			(27.1)	—	(27.1)
Net income				1,088.4			1,088.4	103.8	1,192.2
Other comprehensive income (loss)					393.0		393.0	25.6	418.6
Dividends to noncontrolling interests								(101.7)	(101.7)
Acquisition of noncontrolling interests			(25.7)				(25.7)	(8.2)	(33.9)
Increase in noncontrolling interests from business combinations								20.0	20.0
Change in temporary equity			27.1				27.1		27.1
Common stock dividends declared ($2.25 per share)				(523.4)			(523.4)		(523.4)
Share-based compensation			80.2				80.2		80.2
Stock issued, share-based compensation			(56.1)			65.1	9.0		9.0
Common stock repurchased						(568.4)	(568.4)		(568.4)
Balance as of December 31, 2017	297.2	$44.6	$828.3	$6,210.6	$(963.0)	$(3,505.4)	$2,615.1	$537.1	$3,152.2

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2017	2016	2015

Net income	$1,192.2	$1,246.7	$1,203.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	168.3	177.7	181.8
Amortization of intangible assets	113.8	115.2	109.3
Amortization of deferred gain on interest rate swaps	(12.9)	(15.4)	(9.2)
Share-based compensation	80.2	93.4	99.4
Impact of Tax Act	106.3	—	—
Other, net	27.5	32.0	55.3
Increase in operating capital	348.5	302.8	559.5
Net Cash Provided By Operating Activities	2,023.9	1,952.4	2,199.5
Cash Flows from Investing Activities:
Capital expenditures	(156.0)	(165.5)	(202.7)
Acquisition of businesses and interests in affiliates, net of cash acquired	(26.3)	(308.8)	(60.3)
Sale (purchase) of investments, net	66.9	(7.3)	(0.5)
Net Cash Used In Investing Activities	(115.4)	(481.6)	(263.5)
Cash Flows from Financing Activities:
Change in short-term debt	(18.1)	(1.2)	(1.1)
Proceeds from borrowings	—	1,389.6	—
Repayment of debt	—	(1,000.0)	—
Dividends paid to common shareholders	(515.2)	(505.4)	(496.7)
Repurchases of common stock	(568.4)	(602.2)	(727.5)
Proceeds from stock plans	10.7	26.8	20.1
Acquisition of additional noncontrolling interests	(17.0)	(72.7)	(33.5)
Dividends paid to noncontrolling interest shareholders	(101.7)	(87.2)	(129.4)
Payment of contingent purchase price obligations	(108.4)	(110.5)	(55.3)
Other, net	(24.5)	(35.5)	(32.9)
Net Cash Used In Financing Activities	(1,342.6)	(998.3)	(1,456.3)
Effect of foreign exchange rate changes on cash and cash equivalents	227.9	(75.5)	(262.6)
Net Increase in Cash and Cash Equivalents	793.8	397.0	217.1
Cash and Cash Equivalents at the Beginning of Year	3,002.2	2,605.2	2,388.1
Cash and Cash Equivalents at the End of Year	$3,796.0	$3,002.2	$2,605.2

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Presentation of Financial Statements
The terms “Omnicom,” “the Company,” “we,” “our” and “us” each refer to Omnicom Group Inc. and its subsidiaries, unless the context indicates otherwise. The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP or GAAP. All intercompany balances and transactions have been eliminated.

We prepare our financial statements in conformity with U.S. GAAP and are required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.
Accounting Changes
On January 1, 2017, we adopted FASB ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, which requires that beginning in 2017 excess tax benefits and deficiencies related to share-based compensation be recorded in results of operations upon vesting of restricted stock awards or exercise of stock options. Excess tax benefits and deficiencies represent the difference between the actual compensation deduction for tax purposes, which is calculated as the difference between the grant date price of the award and the price of our common stock on the vesting or exercise date, and compensation expense recognized for financial reporting purposes. In prior years, excess tax benefits and deficiencies were recorded in additional paid-in capital. In 2017 we recognized an excess tax benefit of $20.8 million.
ASU 2016-09 requires that cash flows related to the excess tax benefits or deficiencies be classified in operating activities. Accordingly, we retrospectively adjusted the statement of cash flows for 2016 and 2015 to conform to the current year presentation, resulting in an increase in net cash provided by operating activities and a corresponding decrease in net cash used in financing activities of $21.2 million and $27.2 million, respectively. Further, ASU 2016-09 permits a policy election to either continue to estimate the number of awards that will be forfeited or to account for forfeitures as they occur. We elected to account for forfeitures as they occur. Accordingly, we recorded a cumulative catch-up adjustment to increase additional paid-in capital and reduce opening retained earnings by $4.5 million reflecting the estimate of unvested awards at December 31, 2016 that were not expected to vest.
On January 1, 2017, we adopted FASB ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other than Inventory, or ASU 2016-16, which requires that the income tax effects of intra-entity transfers of assets other than inventory are recognized when the transfer occurs. We adopted ASU 2016-16 using the modified retrospective method and recorded a cumulative catch-up adjustment to reduce opening retained earnings by $27.1 million reflecting the elimination of the deferred tax asset related to intercompany asset transfers.
On December 31, 2017, we adopted FASB ASU 2017-12, Derivatives and Hedging, or ASU 2017-12, which amended the hedge accounting and recognition and presentation requirements. The adoption of ASU 2017-12 did not have any impact on our existing hedges, financial position or results of operations.
2. Significant Accounting Policies

Revenue Recognition. We recognize revenue in accordance with FASB Accounting Standards Codification, or FASB ASC, Topic 605, Revenue Recognition, and applicable SEC Staff Accounting Bulletins. Our principal source of revenue is derived from fees for services on a rate per hour or per project basis. Revenue is realized when the service is performed in accordance with the client arrangement and upon the completion of the earnings process. Our primary client arrangements include: fixed fee contracts where revenue is recognized based on the level of effort completed to date, retainer agreements where revenue is recognized on a straight-line basis over the contract period, and media commissions where revenue is recognized when the media is run. Prior to recognizing revenue, persuasive evidence of an arrangement must exist, the sales price must be fixed or determinable, delivery, performance and acceptance must be in accordance with the client arrangement and collection must be reasonably assured. These principles are the foundation of our revenue recognition policy and apply to all client arrangements in each of our service disciplines: advertising, customer relationship management, public relations and healthcare. Because the services that we provide across each of our disciplines are similar and delivered to clients in similar ways, all of the key elements of our revenue recognition policy apply to client arrangements in each of our four disciplines. Revenue is recorded net of sales, use and value added taxes.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Some of our client arrangements include performance incentive provisions designed to link a portion of our revenue to our performance relative to quantitative and qualitative goals. We recognize performance incentives in revenue when the specific quantitative goals are achieved, or when our performance against qualitative goals is determined by the client. We may receive rebates or credits from certain vendors based on transactions entered into on behalf of clients. These rebates or credits are remitted to the clients in accordance with contractual requirements or in certain international markets may be retained by us based on the terms of the client contract or local law. Amounts passed on to clients are recorded as a liability and amounts retained by us are recorded as revenue when earned.

See Note 20 for a discussion of the adoption of ASU 2014-09, Revenue from Contracts with Customers ASC Topic 606.

Operating Expenses. Operating expenses are comprised of cost of services, selling, general and administrative, or SG&A, expenses and depreciation and amortization. We measure cost of services in two distinct categories: salary and service costs and occupancy and other costs. As a service business, salary and service costs make up the vast majority of our operating expenses and substantially all these costs comprise the essential components directly linked to the delivery of our services. Salary and service costs include employee compensation and benefits, freelance labor and direct service costs, which include third-party supplier costs and client-related travel costs. Occupancy and other costs consist of the indirect costs related to the delivery of our services, including office rent and other occupancy costs, equipment rent, technology costs, general office expenses and other expenses. SG&A expenses primarily consist of third-party marketing costs, professional fees and compensation and benefits and occupancy and other costs of our corporate and executive offices, which includes group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs.
Cash and Cash Equivalents. Cash equivalents consist of highly liquid interest-bearing time deposits with original maturities of three months or less. Due to the short-term nature of these investments, carrying value approximates fair value. We have a policy governing counterparty credit risk for financial institutions that hold our cash and cash equivalents and we have deposit limits for each institution.
Short-Term Investments. Short-term investments consist of interest-bearing time deposits with maturities of less than twelve months. Short-term investments are carried at cost, which approximates fair value.
Work in Process. Work in process includes costs incurred on behalf of clients in providing advertising and marketing services, including media and production costs, and fees that have not yet been billed. Media and production costs are billed during the production process and fees are normally billed within the next 30 days or when the services are performed.
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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cost Method Investments. Investments in companies where we do not exercise significant influence over the operating and financial policies of the investee and own less than 20% of the equity are accounted for using the cost method. Cost method investments are included in other assets and are carried at cost, which approximates or is less than fair value. The carrying value of our cost method investments was $14.4 million and $14.2 million at December 31, 2017 and 2016, respectively.
We periodically review the carrying value of the equity method and cost method investments to determine if there has been an other-than-temporary decline in carrying value. A variety of factors are considered when determining if a decline in carrying value is other-than-temporary, including the financial condition and business prospects of the investee, as well as our investment intent.
Available-for-Sale Securities. Investments in common stock of publicly traded companies are classified as available-for-sale securities. These investments are included in other assets and are carried at fair value using quoted market prices. Unrealized gains and losses are recorded in accumulated other comprehensive income. The carrying value of the available-for-sale securities was $1.4 million and $4.3 million at December 31, 2017 and 2016, respectively.
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
We review the carrying value of goodwill for impairment annually at the end of the second quarter of the year and whenever events or circumstances indicate the carrying value may not be recoverable. The impairment evaluation compares the fair value of each reporting unit, which we identified as our five agency networks, to its carrying value, including goodwill. If the fair value of the reporting unit is equal to or greater than its carrying value, goodwill is not impaired. Goodwill is impaired when the carrying value of the reporting unit exceeds its fair value. Goodwill is written down to its fair value through a non-cash expense recorded in results of operations in the period the impairment is identified.
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
Based on the results of the annual impairment test, we concluded that at June 30, 2017 and 2016 our goodwill was not impaired because the fair value of each reporting unit was substantially in excess of its respective net book value. Subsequent to the annual impairment test of goodwill at June 30, 2017, there were no events or circumstances that triggered the need for an interim impairment test.
Debt Issuance Costs. Debt issuance costs are capitalized and amortized in interest expense over the life of the related debt and are presented as a reduction to the carrying amount of debt.
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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Treasury Stock. Repurchases of our common stock are accounted for at cost and are recorded as treasury stock. Reissued treasury stock, primarily in connection with share-based compensation plans, is accounted for at average cost. Gains or losses on reissued treasury stock arising from the difference between the average cost and the fair value of the award are recorded in additional paid-in capital and do not affect results of operations.
Business Combinations. Business combinations are accounted for using the acquisition method and accordingly, the assets acquired, including identified intangible assets, liabilities assumed and any noncontrolling interest in the acquired business are recorded at acquisition date fair value. In circumstances where control is obtained and less than 100% of a business is acquired, goodwill is recorded as if 100% were acquired. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs are expensed as incurred. Certain acquisitions include an initial payment at closing and provide for future additional contingent purchase price payments (earn-outs), which are recorded as a liability at the acquisition date fair value using the discount rate in effect on the acquisition date. Subsequent changes in the fair value of the liability are recorded in results of operations. Amounts earned under the contingent purchase price arrangements may be subject to a maximum and payment is not contingent upon future employment. The results of operations of acquired businesses are included in results of operations from the acquisition date.
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
Foreign Currency Translation and Transactions. Substantially all of our foreign subsidiaries use their local currency as their functional currency. Assets and liabilities are translated into U.S. Dollars at the exchange rate on the balance sheet date and revenue and expenses are translated at the average exchange rate for the period. Translation adjustments are recorded in accumulated other comprehensive income. Net foreign currency transaction gains and (losses) recorded in results of operations were $(7.8) million, $12.7 million and $4.7 million in 2017, 2016 and 2015, respectively.
Share-Based Compensation. Share-based compensation for restricted stock and stock option awards is measured at the grant date fair value. The fair value of restricted stock awards is determined and fixed using the closing price of our common stock on the grant date and is recorded in additional paid-in capital. The fair value of stock option awards is determined using the Black-Scholes option valuation model. For awards that have a service only vesting condition, compensation expense is recognized on a straight-line basis over the requisite service period. For awards with a performance vesting condition, compensation expense is recognized on a graded-vesting basis. Typically, all share-based awards are settled with treasury stock. See Note 9 for additional information regarding our specific award plans.
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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Interest and penalties related to tax positions taken in our tax returns are recorded in income tax expense. We record a liability for uncertain tax positions that reflects the treatment of certain tax positions taken in our tax returns, or planned to be taken in a future tax returns, which have not been reflected in income tax expense. Until these positions are sustained by the taxing authorities or the statute of limitations concerning such issues lapses, we do not generally recognize the tax benefits resulting from such positions.
In December 2017, the Tax Cuts and Jobs Act, or Tax Act, was enacted into law. As a result, tax positions related to the accumulated earnings of our foreign subsidiaries are reflected under the provisions of the Tax Act. See Note 10 for additional information.
Net Income Per Share. Basic net income per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share is based on the weighted average number of common shares outstanding, plus, the dilutive effect of common share equivalents, which include outstanding stock options and restricted stock awards.
Net income per share is computed using the two-class method, which is an earnings allocation method for computing net income per share when a company's capital structure includes common stock and participating securities. Certain of the unvested restricted stock awards receive non-forfeitable dividends at the same rate as the common stock and therefore are considered participating securities. Under the two-class method, basic and diluted net income per share is reduced for a presumed hypothetical distribution of earnings to holders of the unvested restricted stock awards receiving non-forfeitable dividends.
Concentration of Credit Risk. We provide advertising, marketing and corporate communications services to several thousand clients that operate in nearly every industry sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 3.0% of revenue in 2017.
Derivative Financial Instruments. All derivative instruments, including certain derivative instruments embedded in other contracts, are recorded at fair value. Derivatives qualify for hedge accounting if: the hedging instrument is designated as a hedge, the hedged exposure is specifically identifiable, and exposes us to risk and a change in fair value of the derivative financial instrument and an opposite change in the fair value of the hedged exposure have a high degree of correlation. The method of assessing hedge effectiveness and measuring hedge ineffectiveness is formally documented. Hedge effectiveness is assessed and hedge ineffectiveness is measured at least quarterly throughout the designated hedge period. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through results of operations or recognized in other comprehensive income until the hedged item is recognized in results of operations. The ineffective portion of the change in fair value of a derivative used as hedge is recognized in results of operations. We do not use derivatives for trading or speculative purposes. Using derivatives exposes us to the risk that counterparties to the derivative contracts will fail to meet their contractual obligations. We manage that risk through careful selection and ongoing evaluation of the counterparty financial institutions based on specific minimum credit standards and other factors.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Reclassifications. Certain reclassifications have been made to the prior year financial information to conform to the current year presentation.
3. Net Income per Share

The computations of basic and diluted net income per share for the three years ended December 31, 2017 were (in millions, except per share amounts):

	2017	2016	2015
Net Income Available for Common Shares:
Net income - Omnicom Group Inc.	$1,088.4	$1,148.6	$1,093.9
Net income allocated to participating securities	(1.6)	(6.5)	(12.4)
	$1,086.8	$1,142.1	$1,081.5
Weighted Average Shares:
Basic	232.3	237.9	244.2
Dilutive stock options and restricted shares	1.6	1.3	1.0
Diluted	233.9	239.2	245.2

Anti-dilutive stock options and restricted shares	1.0	—	0.1
Net Income per Share - Omnicom Group Inc.:
Basic	$4.68	$4.80	$4.43
Diluted	$4.65	$4.78	$4.41

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Business Combinations

In 2017, we completed four acquisitions, which increased goodwill $65.3 million. Also, we acquired additional equity interests in certain majority owned subsidiaries in 2017, which are accounted for as equity transactions and no additional goodwill was recorded. None of these acquisitions, either individually or in the aggregate, was material to our results of operations or financial position.

The evaluation of potential acquisitions is based on various factors, including specialized know-how, reputation, geographic coverage, competitive position and service offerings, as well as our experience and judgment. Our acquisition strategy is focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of our strategic business platforms and agency brands, through the expansion of their geographic area or their service capabilities to better serve our clients. Certain acquisitions include an initial payment at closing and provide for future additional contingent purchase price payments (earn-outs), which are derived using the performance of the acquired entity and are based on predetermined formulas. Contingent purchase price obligations at December 31, 2017 and 2016 were $215.6 million and $386.1 million, respectively, of which $92.6 million and $190.8 million, respectively, are included in other current liabilities.

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
5. Goodwill and Intangible Assets

Goodwill and intangible assets at December 31, 2017 and 2016 were (in millions):

	2017			2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Goodwill	$9,871.8	$(534.3)	$9,337.5	$9,481.4	$(505.3)	$8,976.1
Intangible assets:
Purchased and internally developed software	$368.2	$(303.0)	$65.2	$342.6	$(270.2)	$72.4
Customer related and other	880.1	(576.9)	303.2	862.4	(507.4)	355.0
	$1,248.3	$(879.9)	$368.4	$1,205.0	$(777.6)	$427.4

Changes in goodwill for the years ended December 31, 2017 and 2016 were (in millions):

	2017	2016
January 1	$8,976.1	$8,676.4
Acquisitions	19.3	311.7
Noncontrolling interests in acquired businesses	18.9	74.0
Contingent purchase price obligations of acquired businesses	27.1	152.8
Foreign currency translation and other	296.1	(238.8)
December 31	$9,337.5	$8,976.1

There were no goodwill impairment losses recorded in 2017 or 2016 and there are no accumulated goodwill impairment losses.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Debt

Credit Facilities

At December 31, 2017, our short-term liquidity sources include a $2.5 billion revolving credit facility, or Credit Facility, expiring on July 31, 2021, uncommitted credit lines aggregating $1.2 billion and the ability to issue up to $2 billion of commercial paper.

There were no outstanding commercial paper issuances or borrowings under the Credit Facility or the uncommitted credit lines at December 31, 2017 and 2016. Available and unused credit lines at December 31, 2017 and 2016 were (in millions):

	2017	2016
Credit Facility	$2,500.0	$2,500.0
Uncommitted credit lines	1,181.0	1,132.0
Available and unused credit lines	$3,681.0	$3,632.0

The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At December 31, 2017 we were in compliance with these covenants as our Leverage Ratio was 2.1 times and our Interest Coverage Ratio was 10.4 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.

Short-Term Debt

Short-term debt at December 31, 2017 and 2016 of $11.8 million and $28.7 million, respectively consists of bank overdrafts and short-term borrowings of our international subsidiaries. The weighted average interest rate was 2.6% and 9.8%, respectively. Due to the short-term nature of this debt, carrying value approximates fair value.

Long-Term Debt

Long-term debt at December 31, 2017 and 2016 was (in millions):

	2017	2016
6.25% Senior Notes due 2019	$500.0	$500.0
4.45% Senior Notes due 2020	1,000.0	1,000.0
3.625% Senior Notes due 2022	1,250.0	1,250.0
3.65% Senior Notes due 2024	750.0	750.0
3.60% Senior Notes due 2026	1,400.0	1,400.0
Other debt	—	0.1
	4,900.0	4,900.1
Unamortized premium (discount), net	6.2	7.6
Unamortized debt issuance costs	(20.3)	(24.2)
Unamortized deferred gain from settlement of interest rate swaps	66.4	84.7
Fair value adjustment attributed to outstanding interest rate swaps	(39.4)	(47.6)
	4,912.9	4,920.6
Current portion	—	(0.1)
Long-term debt	$4,912.9	$4,920.5

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The contractual maturities of our long-term debt at December 31, 2017 are (in millions):

2018	$—
2019	500.0
2020	1,000.0
2021	—
2022	1,250.0
Thereafter	2,150.0
$4,900.0

We use fixed-to-floating interest rate swaps to manage our interest cost and structure our long-term debt portfolio to achieve a mix of fixed rate and floating rate debt. Interest rate swaps hedge the risk of changes in fair value of the underlying senior notes attributable to changes in the benchmark LIBOR interest rate. The interest rate swaps qualify and are designated as fair value hedges on the underlying senior notes and have the economic effect of converting the underlying fixed rate senior notes to floating rate obligations. Gains and losses attributed to changes in the fair value of the swaps substantially offset changes in the fair value of the underlying senior notes attributed to changes in the benchmark interest rate. Accordingly, any hedge ineffectiveness is not material to our results of operations.
In October 2015, we entered into a $750 million interest rate swap on our 3.65% Senior Notes due 2024, or 2024 Notes. We receive fixed interest payments of 3.65% and pay a variable interest equal to three-month LIBOR, plus a spread of 1.72%.

In April 2016, concurrent with the issuance of our 3.60% Senior Notes due 2026, or 2026 Notes, we entered into a $500 million interest rate swap. We receive fixed interest payments of 3.60% and pay a variable interest equal to three-month LIBOR, plus a spread of 1.982%.

At December 31, 2017, we recorded long-term liabilities of $14.7 million and $24.7 million representing the fair value of the swaps on the 2024 Notes and 2026 Notes, respectively and at December 31, 2016, we recorded long-term liabilities of $17.1 million and $30.5 million, respectively. The interest rate swaps have the economic effect of converting our long-term debt portfolio to approximately 75% fixed rate obligations and 25% floating rate obligations.

Interest Expense

Interest expense for the three years ended December 31, 2017 is composed of (in millions):

	2017	2016	2015
Long-term debt	$201.6	$205.5	$210.2
Interest rate swaps	(7.2)	(13.1)	(44.1)
Amortization of deferred gain on interest rate swaps	(12.9)	(15.4)	(9.2)
Commercial paper	12.5	6.8	4.8
Fees	5.6	5.6	5.7
Other	24.9	20.3	13.7
	$224.5	$209.7	$181.1

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

Revenue and long-lived assets and goodwill by geographic region at and for the three years ended December 31, 2017 were (in millions):

	Americas	EMEA	Asia Pacific
2017
Revenue	$9,180.8	$4,442.5	$1,650.3
Long-lived assets and goodwill	6,633.8	2,840.8	553.8
2016
Revenue	$9,597.6	$4,183.1	$1,636.2
Long-lived assets and goodwill	6,662.7	2,469.1	519.1
2015
Revenue	$9,359.0	$4,203.5	$1,571.9
Long-lived assets and goodwill	6,103.4	2,737.8	527.9

The Americas comprises North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes Mexico. EMEA comprises Europe, the Middle East and Africa. Asia Pacific comprises Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States was $8,196.9 million, $8,627.8 million and $8,526.7 million in 2017, 2016 and 2015, respectively. The reduction in revenue in 2017 for North America and the United States primarily reflects the sale of our specialty print media business in the second quarter.
8. Equity Method Investments

Income from our equity method investments was $3.5 million, $5.4 million and $8.4 million in 2017, 2016 and 2015, respectively. Our proportionate share in their net assets at December 31, 2017 and 2016 was $40.7 million and $38.6 million, respectively. Our equity method investments are not material to our results of operations or financial position; therefore, summarized financial information is not required to be presented.
9. Share-Based Compensation Plans
Share-based incentive awards are granted to employees under the 2013 Incentive Award Plan, or 2013 Plan, which is administered by the Compensation Committee of the Board of Directors, or Compensation Committee. Awards include stock options, restricted stock and other stock awards. The maximum number of shares of common stock that can be granted under the 2013 Plan is 33 million shares plus any shares awarded under the 2013 Plan and any prior plan that have been forfeited or have expired. Stock option awards reduce the number of shares available for grant on a one-for-one basis and all other awards reduce the number of shares available for grant by 3.5 shares for each share awarded. The terms of each award and the exercise date are determined by the Compensation Committee. The 2013 Plan does not permit the holder of an award to elect cash settlement under any circumstances. At December 31, 2017, there were 28,684,234 shares available for grant under the 2013 Plan. If all shares available for grant were for awards other than stock options, shares available for grant would be 8,195,495.
Share-based compensation expense was $80.2 million, $93.4 million and $99.4 million in 2017, 2016 and 2015, respectively. At December 31, 2017, unamortized share-based compensation that will be expensed over the next five years is $177.6 million.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We record a deferred tax asset for the share-based compensation expense recognized for financial reporting purposes that has not been deducted on our income tax return. On January 1, 2017, we adopted ASU 2016-09, (see Note 1), which requires that beginning in 2017 excess tax benefits and deficiencies related to share-based compensation be recorded in results of operations upon vesting of restricted stock awards or exercise of stock options. Excess tax benefits and deficiencies represent the difference between the actual compensation deduction for tax purposes, which is calculated as the difference between the grant date price of the award and the price of our common stock on the vesting or exercise date, and compensation expense recognized for financial reporting purposes. In 2017 we recognized an excess tax benefit of $20.8 million.
Stock Options
The exercise price of stock option awards cannot be less than 100% of the market price of our common stock on the grant date. The 2017 option awards vest 100% three years from grant date and have a maximum contractual life of six years. All prior option awards have a maximum contractual life of 10 years.
Stock option activity for the three years ended December 31, 2017 was:

	2017		2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
January 1	719,757	$27.88	1,140,547	$28.86	1,652,140	$27.97
Granted	1,000,000	$84.94	—		—
Exercised	(102,335)	$23.40	(420,790)	$30.56	(511,593)	$25.98
Forfeited	(24,000)	$84.94	—		—
December 31	1,593,422	$63.11	719,757	$27.88	1,140,547	$28.86

Exercisable December 31	617,422	$28.61	695,757	$26.54	1,074,547	$26.47
Options outstanding and exercisable at December 31, 2017 were:

			Options Outstanding			Options Exercisable
Exercise Price Range			Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$23.00	to	$24.00	545,422	1.2 years	$23.40	545,422	$23.40
$66.00	to	$71.00	72,000	6.4 years	$68.04	72,000	$68.04
$84.00	to	$85.00	976,000	5.2 years	$84.94	—
			1,593,422			617,422
The 2017 option award grant date fair value of $9.87 was determined using the Black-Scholes option valuation model. The assumptions for the model, without adjusting for the risk of forfeiture and lack of liquidity, were: expected life - 4.5 years, risk free interest rate - 2.0%, expected volatility - 16.3% and dividend yield - 2.6%.

Restricted Stock
Restricted stock activity for the three years ended December 31, 2017 was:

	2017	2016	2015
January 1	3,802,105	4,349,105	5,040,641
Granted	966,919	1,100,396	1,208,964
Vested	(1,757,269)	(1,438,386)	(1,631,343)
Forfeited	(152,382)	(209,010)	(269,157)
December 31	2,859,373	3,802,105	4,349,105

Weighted average grant date fair value of shares granted in the period	$74.10	$73.16	$64.49

Weighted average grant date fair value at December 31	$68.85	$61.72	$55.08

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

Performance Restricted Stock Units
The Compensation Committee grants certain employees performance restricted stock units, or PRSU. Each PRSU represents the right to receive one share of common stock on vesting. The ultimate number of PRSUs received by the employee depends on the Company's average return on equity over a three year period compared to the average return on equity of a peer group of principal competitors over the same period. The PRSUs vest three years from the grant date. The PRSUs have a service and performance vesting condition and compensation expense is recognized on a graded-vesting basis. Over the performance period, compensation expense is adjusted upward or downward based on our estimate of the probability of achieving the performance target for the portion of the awards subject to the performance vesting condition. We have assumed that substantially all the PRSUs will vest.
PRSU activity for the three years ended December 31, 2017 was:

	2017		2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
January 1	462,381	$77.05	534,456	$66.05	622,859	$56.16
Granted	173,770	84.94	153,492	83.23	161,625	77.68
Distributed	(147,264)	69.89	(225,567)	55.20	(239,387)	48.94
Forfeited	—	—	—	—	(10,641)	48.87
December 31	488,887	$82.01	462,381	$77.05	534,456	$66.05
Employee Stock Purchase Plan
The employee stock purchase plan, or ESPP, enables employees to purchase our common stock through payroll deductions over each plan quarter at 95% of the market price on the last trading day of the plan quarter. Purchases are limited to 10% of eligible compensation as defined by the Employee Retirement Income Security Act of 1974, or ERISA. Our employees purchased 101,862 shares, 97,935 shares and 111,849 shares in 2017, 2016 and 2015, respectively. All shares purchased were treasury stock, for which we received $7.6 million, $7.8 million and $7.8 million, respectively. At December 31, 2017, there were 8,766,437 shares available under the ESPP.
10. Income Taxes
We file a consolidated U.S. federal income tax return and income tax returns in various state and local jurisdictions. Our subsidiaries file tax returns in various foreign jurisdictions. Our principal foreign jurisdictions include the United Kingdom, France and Germany. The Internal Revenue Service has completed its examination of our federal tax returns through 2012. Tax returns in the United Kingdom, France and Germany have been examined through 2013, 2013 and 2009, respectively.
On December 22, 2017, the Tax Act was enacted into law. The Tax Act reduced the U.S. federal statutory income tax rate to 21% from 35% for tax years beginning after December 31, 2017 and made several changes to existing tax law that affect our tax assets and liabilities related to previously reported taxable income. The significant changes require that we record tax expense on the accumulated earnings of our foreign subsidiaries and adjust our previously reported deferred tax positions to reflect the impact of the revised statutory federal rate as of the enactment date. In December 2017, the SEC issued Staff Accounting Bulletin 118, or SAB 118, which provides guidance on accounting for the impact of the Tax Act. SAB 118 provides that provisional amounts should be recognized in our financial statements where accounting for certain effects of the Tax Act are not complete and a reasonable estimate of the effects of the Tax Act can be made. Accordingly, at December 31, 2017, we have estimated the effect of the Tax Act and recorded a net increase to income tax expense of $106.3 million. Our estimate is based on our understanding of the Tax Act and currently available guidance. However, we are still analyzing the impact of the Tax Act and we expect the estimate to change. Any adjustment to the provisional amounts through December 22, 2018 will be recorded in results of operations in the period when the analysis is complete.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are required to account for effect of U.S. federal tax rate changes on our deferred tax balances by measuring deferred tax assets and liabilities at the rate at which they are expected to reverse in the future, which as a result of the Tax Act is 21%. The provisional amount for the remeasurement of our deferred tax assets and liabilities reduced income tax expense by $173.3 million.
The territorial tax system will allow us to repatriate future earnings of our foreign subsidiaries without incurring additional U.S. tax by providing a 100% dividend exemption. However, while the change to a territorial system limits U.S. federal income tax to domestic earnings, foreign source income is subject to tax by the appropriate foreign jurisdiction at the local rate, which, in certain jurisdictions, may be higher than the U.S. federal statutory income tax rate of 21%. As a result, the foreign tax rate differential will cause our effective tax rate to be higher than the U.S. federal statutory income tax rate.
The Tax Act imposes a one-time transition tax on our accumulated foreign earnings at December 31, 2017. We recorded a provisional amount of $192.1 million in income tax expense for the transition tax. The portion of the foreign earnings comprising cash and other specified assets is taxed at a 15.5% rate and any remaining amount is taxed at an 8% rate. The provisional amount can change as we obtain additional information related to our foreign subsidiaries. After taking into consideration available foreign tax credits and other items, we recorded a net cash liability of $102.9 million, which we will elect to pay over an eight year period. Although the adoption of a territorial tax system allows for the repatriation of foreign earnings after December 31, 2017 without incurring U.S. income tax, withholding taxes by the foreign jurisdictions will be applied to any dividends remitted to the U.S. As a result, we recorded a charge of $87.5 million related to these withholding taxes.
In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income, or GILTI, provisions of the Tax Act. We have elected to account for any GILTI tax in the period in which it is incurred, and therefore have not provided any deferred tax impacts of GILTI in our consolidated financial statements for the year ended December 31, 2017.
Income before income taxes for the three years ended December 31, 2017 was (in millions):

	2017	2016	2015
Domestic	$832.4	$805.2	$803.3
International	1,052.5	1,036.6	975.3
	$1,884.9	$1,841.8	$1,778.6
Income tax expense (benefit) for the three years ended December 31, 2017 was (in millions):

	2017	2016	2015
Current:
Federal	$458.8	$381.8	$342.3
State and local	36.5	12.6	29.9
International	280.2	332.1	324.5
	775.5	726.5	696.7
Deferred:
Federal	(205.5)	(88.2)	(86.7)
State and local	11.1	12.0	12.1
International	115.1	(49.8)	(38.5)
	(79.3)	(126.0)	(113.1)
	$696.2	$600.5	$583.6
The reconciliation from the statutory U.S. federal income tax rate to our effective tax rate is:

	2017	2016	2015
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	1.3	0.9	1.5
Effect of Tax Act	5.6	—	—
International tax rate differentials	(3.8)	(4.0)	(3.7)
Other	(1.2)	0.7	—
Effective tax rate	36.9%	32.6%	32.8%

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The international tax rate differentials are primarily attributed to our earnings in the U.K., Canada, the United Arab Emirates, Brazil and Singapore being taxed at different rates than the U.S. statutory tax rate.
Income tax expense in 2017, 2016 and 2015 includes $2.5 million, $2.3 million and $1.1 million, respectively, of interest, net of tax benefit, and penalties related to tax positions taken on our tax returns. At December 31, 2017 and 2016, accrued interest and penalties were $16.1 million and $11.9 million, respectively.
The components of deferred tax assets and liabilities at December 31, 2017 and 2016 were (in millions):

	2017	2016
Deferred tax assets:
Compensation	$173.7	$307.5
Tax loss and credit carryforwards	40.3	88.5
Basis differences from acquisitions	18.0	24.3
Basis differences from short-term assets and liabilities	39.5	36.2
Other	17.8	18.7
Deferred tax assets	289.3	475.2
Valuation allowance	(3.3)	(3.0)
Net deferred tax assets	$286.0	$472.2
Deferred tax liabilities:
Goodwill and intangible assets	$562.2	$802.7
Unremitted foreign earnings	94.9	15.9
Financial instruments	41.4	132.3
Basis differences from investments	9.8	1.8
Deferred tax liabilities	$708.3	$952.7

Long-term deferred tax assets	$61.3	$—

Long-term deferred tax liabilities	$483.6	$480.5
The American Recovery and Reinvestment Act of 2009 provided an election where qualifying cancellation of indebtedness income for debt reacquired in 2009 and 2010 was deferred and included in taxable income from 2014 to 2018. In 2009 and 2010, we redeemed $1.4 billion of our debt resulting in a tax liability of approximately $329 million. Through December 31, 2017, we paid $263 million of the liability. As a result of the Tax Act, the remaining liability was revalued to $41.4 million and will be paid in 2018.
We have concluded that it is more likely than not that we will be able to realize our net deferred tax assets in future periods because results of future operations are expected to generate sufficient taxable income. The valuation allowance of $3.3 million and $3.0 million at December 31, 2017 and 2016, respectively, relates to tax losses in international jurisdictions. Tax loss and credit carryforwards for which there is no valuation allowance are available for periods ranging from 2018 to 2037, which is longer than the forecasted utilization of such carryforwards.
A reconciliation of our unrecognized tax benefits at December 31, 2017 and 2016 is (in millions):

	2017	2016
January 1	$116.9	$113.0
Additions:
Current year tax positions	67.1	20.0
Prior year tax positions	5.5	6.5
Reduction of prior year tax positions	(16.5)	(21.9)
Settlements	—	(0.7)
Foreign currency translation	0.7	—
December 31	$173.7	$116.9
The majority of the liability for uncertain tax positions is recorded in long-term liabilities. At December 31, 2017 and 2016, approximately $142.8 million and $71.0 million, respectively, of the liability for uncertain tax positions would affect our effective tax rate upon resolution of the uncertain tax positions.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Pension and Other Postemployment Benefits
Defined Contribution Plans
Our domestic and international subsidiaries provide retirement benefits for their employees primarily through defined contribution profit sharing and savings plans. Contributions to the plans vary by subsidiary and have generally been in amounts up to the maximum percentage of total eligible compensation of participating employees that is deductible for income tax purposes. Contribution expense was $112.9 million, $108.5 million and $105.7 million in 2017, 2016 and 2015, respectively.
Defined Benefit Pension Plans
Two of our U.S. businesses and several of our non-U.S. businesses sponsor noncontributory defined benefit pension plans. These plans provide benefits to employees based on formulas recognizing length of service and earnings. The U.S. plans cover approximately 900 participants, are closed to new participants and do not accrue future benefit credits. The non-U.S. plans, which include plans required by local law, cover approximately 6,200 participants and are not subject to ERISA.
We have a Senior Executive Restrictive Covenant and Retention Plan, or Retention Plan, for certain executive officers selected by the Compensation Committee. The Retention Plan is a non-qualified deferred compensation severance plan that was adopted to secure non-competition, non-solicitation, non-disparagement and ongoing consulting services from such executive officers and to strengthen the retention aspect of executive officer compensation. The Retention Plan provides annual payments upon termination following at least seven years of service with Omnicom or its subsidiaries to the participants or to their beneficiaries. A participant’s annual benefit is payable for 15 consecutive calendar years following termination, but in no event prior to age 55. The annual benefit is equal to the lesser of (i) the participant’s final average pay times an applicable percentage, which is based upon the executive’s years of service as an executive officer, not to exceed 35% or (ii) $1.5 million adjusted for cost-of-living, beginning with the second annual payment, not to exceed 2.5% per year. The Retention Plan is not funded and benefits are paid when due.
The components of net periodic benefit expense for the three years ended December 31, 2017 were (in millions):

	2017	2016	2015
Service cost	$10.1	$7.8	$5.3
Interest cost	7.9	7.8	7.6
Expected return on plan assets	(3.6)	(3.7)	(4.0)
Amortization of prior service cost	4.6	4.5	4.3
Amortization of actuarial losses	7.0	5.3	5.7
	$26.0	$21.7	$18.9
Included in accumulated other comprehensive income at December 31, 2017 and 2016 were unrecognized actuarial losses and unrecognized prior service cost of $90.0 million ($56.0 million net of income taxes) and $98.0 million ($60.0 million net of income taxes), respectively, that have not yet been recognized in net periodic benefit cost. The unrecognized actuarial gains and losses and unrecognized prior service cost included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost in 2018 is $11.4 million.
The weighted average assumptions used to determine net periodic benefit expense for the three years ended December 31, 2017 were:

	2017	2016	2015
Discount rate	3.5%	3.7%	3.5%
Compensation increases	2.0%	2.0%	1.9%
Expected return on plan assets	5.3%	4.8%	5.7%

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
Our funding policy is to contribute amounts sufficient to meet minimum funding requirements in accordance with the applicable employee benefit and tax laws that the plans are subject to, plus such additional amounts as we may determine to be appropriate. We contributed $8.3 million, $6.6 million and $4.2 million in 2017, 2016 and 2015, respectively, to our defined benefit pension plans. We do not expect our contributions for 2018 to differ materially from our 2017 contributions.
At December 31, 2017 and 2016, the benefit obligation, fair value of plan assets and funded status of our defined benefit pension plans were (in millions):

	2017	2016
Benefit Obligation:
January 1	$251.1	$234.8
Service cost	10.1	7.8
Interest cost	7.9	7.8
Amendments, curtailments and settlements	0.3	—
Actuarial losses	6.8	13.3
Benefits paid	(9.1)	(9.4)
Foreign currency translation	9.9	(3.2)
December 31	$277.0	$251.1
Fair Value of Plan Assets:
January 1	$68.6	$68.9
Actual return on plan assets	6.3	4.9
Employer contributions	8.3	6.6
Benefits paid	(9.1)	(9.4)
Foreign currency translation and other	6.2	(2.4)
December 31	$80.3	$68.6

Funded Status December 31	$(196.7)	$(182.5)
At December 31, 2017 and 2016, the funded status was classified as follows (in millions):

	2017	2016
Other assets	$6.0	$4.2
Other current liabilities	(5.1)	(5.1)
Long-term liabilities	(197.6)	(181.6)
	$(196.7)	$(182.5)
The accumulated benefit obligation for our defined benefit pension plans at December 31, 2017 and 2016, was $264.5 million and $240.8 million, respectively.
At December 31, 2017 and 2016, plans with benefit obligations in excess of plan assets were (in millions):

	2017	2016
Benefit obligation	$253.8	$241.3
Plan assets	51.1	54.6
	$202.7	$186.7

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average assumptions used to determine the benefit obligation at December 31, 2017 and 2016, were:

	2017	2016
Discount rate	3.1%	3.5%
Compensation increases	2.0%	2.0%
At December 31, 2017, the estimated benefits expected to be paid over the next 10 years are (in millions):

2018	$9.7
2019	10.8
2020	12.3
2021	16.1
2022	16.8
2023 - 2027	99.6
The fair value of plan assets at December 31, 2017 and 2016 was (in millions):

2017	Level 1	Level 2	Level 3	Total
Cash	$1.0			$1.0
Mutual funds	41.5			41.5
Unit trusts	28.2			28.2
Insurance contracts			$8.6	8.6
Other		$1.0		1.0
	$70.7	$1.0	$8.6	$80.3

2016
Cash	$1.6			$1.6
Mutual funds	39.0			39.0
Unit trusts	23.5			23.5
Insurance contracts			$4.3	4.3
Other		$0.2		0.2
	$64.1	$0.2	$4.3	$68.6
Mutual funds and unit trusts are publicly traded and are valued using quoted market prices. The mutual funds and unit trusts include investments in equity and fixed income securities. Insurance contracts primarily consist of guaranteed investment contracts. Other investments primarily consist of commingled short-term investment funds.
Changes in the fair value of plan assets measured using Level 3 inputs at December 31, 2017 and 2016 were (in millions):

	2017	2016
January 1	$4.3	$4.2
Actual return on assets	0.2	0.2
Purchases, sales and settlements, net	4.1	(0.1)
December 31	$8.6	$4.3
The weighted average asset allocations at December 31, 2017 and 2016 were:

	2017		2016
	Target Allocation	Actual Allocation	Actual Allocation
Cash	4%	1%	3%
Mutual funds	48%	52%	57%
Unit trusts	34%	35%	34%
Insurance contracts	11%	11%	6%
Other	3%	1%	—%
	100%	100%	100%

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risk tolerance for these plans is established through consideration of plan liabilities, funded status and evaluation of the overall investment environment. The investment portfolios comprise a mix of equity and fixed-income investments. Equity investments are diversified across geography and market capitalization through investment in large and medium capitalization U.S. and international equities. Fixed income investments include a mix of U.S. and international debt securities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, and periodic asset/liability studies and investment portfolio reviews.

Postemployment Arrangements
We have executive retirement agreements under which benefits will be paid to participants or to their beneficiaries over periods up to ten years beginning after cessation of full-time employment. Our postemployment arrangements are unfunded and benefits are paid when due.
The components of net periodic benefit expense for the three years ended December 31, 2017 were (in millions):

	2017	2016	2015
Service cost	$4.4	$3.9	$4.8
Interest cost	3.7	3.5	4.3
Amortization of prior service cost	3.5	3.1	3.2
Amortization of actuarial losses	1.0	1.1	1.6
	$12.6	$11.6	$13.9
Included in accumulated other comprehensive income at December 31, 2017 and 2016 were unrecognized actuarial losses and unrecognized prior service cost of $54.0 million ($33.0 million net of income taxes) and $51.0 million ($30.0 million net of income taxes), respectively, that have not yet been recognized in the net periodic benefit cost. The unrecognized actuarial gains and losses and unrecognized prior service cost included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost in 2018 is $5.2 million.
The weighted average assumptions used to determine net periodic benefit expense for the three years ended December 31, 2017 were:

	2017	2016	2015
Discount rate	3.9%	4.1%	3.8%
Compensation increases	3.5%	3.5%	3.5%
Experience gains and losses and effects of changes in actuarial assumptions are amortized over a period no longer than the expected average future service of active employees.
At December 31, 2017 and 2016, the benefit obligation was (in millions):

	2017	2016
January 1	$120.3	$115.9
Service cost	4.4	3.9
Interest cost	3.7	3.5
Amendments	—	5.6
Actuarial (gain) loss	8.1	0.6
Benefits paid	(8.8)	(9.2)
December 31	$127.7	$120.3
At December 31, 2017 and 2016, the liability was classified as follows (in millions):

	2017	2016
Other current liabilities	$9.3	$8.1
Long-term liabilities	118.4	112.2
	$127.7	$120.3

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average assumptions used to determine the benefit obligation at December 31, 2017 and 2016 were:

	2017	2016
Discount rate	3.4%	3.9%
Compensation increases	3.5%	3.5%
At December 31, 2017, the estimated benefits expected to be paid over the next 10 years are (in millions):

2018	$9.3
2019	7.4
2020	6.6
2021	6.1
2022	6.5
2023 - 2027	33.2
12. Supplemental Cash Flow Data

The increase in operating capital for the three years ended December 31, 2017 was (in millions):

	2017	2016	2015
(Increase) decrease in accounts receivable	$(341.6)	$(376.5)	$(1,063.6)
(Increase) decrease in work in process and other current assets	5.4	(89.7)	(79.6)
Increase (decrease) in accounts payable	763.2	741.9	1,443.7
Increase (decrease) in customer advances, taxes payable and other current liabilities	4.8	31.6	243.9
Change in other assets and liabilities, net	(83.3)	(4.5)	15.1
	$348.5	$302.8	$559.5

Income taxes paid	$566.0	$570.4	$540.1
Interest paid	$226.2	$216.7	$173.9
13. Noncontrolling Interests

Changes in the ownership interests in our less than 100% owned subsidiaries for the three years ended December 31, 2017 were (in millions):

	2017	2016	2015
Net income attributed to Omnicom Group Inc.	$1,088.4	$1,148.6	$1,093.9
Transfers (to) from noncontrolling interests:
Increase in additional paid-in capital from sale of shares in noncontrolling interests	1.8	2.0	1.7
Decrease in additional paid-in capital from purchase of shares in noncontrolling interests	(27.5)	(89.7)	(40.5)
Net transfers (to) from noncontrolling interests	(25.7)	(87.7)	(38.8)
Change from net income attributed to Omnicom Group Inc. and transfers (to) from noncontrolling interests	$1,062.7	$1,060.9	$1,055.1

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Leases
We lease our office space under operating leases and our equipment under operating and capital leases. Office leases may include renewal options. In circumstances where the exercise of a renewal option is reasonably assured at the inception of the lease, the renewal period is included in the determination of the lease term. Office leases may also include scheduled rent increases and concessions, such as rent abatements and landlord incentives and tenant improvement allowances. Scheduled rent increases are recognized on a straight-line basis over the lease term and concessions are recorded as deferred rent and are amortized in rent expense on a straight-line basis over the lease term. Certain office leases require payment of real estate taxes and other occupancy costs and these costs are not included in rent expense. Leasehold improvements made at inception or during the lease term are amortized over the shorter of the asset life or the lease term, which may include renewal periods where the renewal is reasonably assured.
Rent expense for the three years ended December 31, 2017 was (in millions):

	2017	2016	2015
Office base rent	$336.7	$339.7	$342.5
Third party sublease rent	(6.3)	(5.6)	(11.0)
Net office rent	330.4	334.1	331.5
Equipment rent	20.1	21.0	22.6
	$350.5	$355.1	$354.1
The aggregate minimum lease payments under non-cancelable operating leases, reduced by third party sublease rent receivable from existing non-cancelable subleases, and capital leases are (in millions):

	Operating Leases	Capital Leases
2018	$317.8	$34.5
2019	249.7	30.0
2020	198.3	26.4
2021	169.4	17.1
2022	144.2	6.4
Thereafter	627.2	3.1
Total	1,706.6	117.5
Sublease rent	(19.0)
Net operating lease payments	$1,687.6
Interest component		(7.0)
Present value of minimum capital lease payments		$110.5

Property under capital lease and capital lease obligations at December 31, 2017 and 2016 were (in millions):

	2017	2016
Property under capital lease:
Cost	$229.3	$184.8
Accumulated depreciation	(121.0)	(110.2)
	$108.3	$74.6
Capital lease obligations:
Current	$31.6	$24.2
Long-term	78.9	49.8
	$110.5	$74.0
Depreciation expense for property under capital lease was $31.1 million, $27.2 million and $26.5 million in 2017, 2016 and 2015, respectively.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Temporary Equity - Redeemable Noncontrolling Interests
Owners of noncontrolling equity interests in some of our subsidiaries have the right in certain circumstances to require us to purchase all or a portion of their equity interest at fair value as defined in the applicable agreements. Assuming that the subsidiaries perform over the relevant periods at their current profit levels, at December 31, 2017 the aggregate estimated maximum amount we could be required to pay in future periods is $182.4 million, of which $130.5 million is currently exercisable by the holders. If these rights are exercised, there would be an increase in the net income attributable to Omnicom as a result of our increased ownership interest and the reduction of net income attributable to noncontrolling interests. The ultimate amount paid could be significantly different because the redemption amount depends on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates.
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
17. Equity
Changes in accumulated other comprehensive income (loss), net of income taxes, for the years ended December 31, 2017 and 2016 were (in millions):

	Cash Flow Hedge	Available-for-Sale Securities	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
January 1, 2016	$(3.3)	$(0.9)	$(87.9)	$(923.3)	$(1,015.4)
Other comprehensive income (loss) before reclassifications	(28.5)	0.1	(11.0)	(311.8)	(351.2)
Reclassification from accumulated other comprehensive income (loss)	2.3	—	8.3	—	10.6
December 31, 2016	(29.5)	(0.8)	(90.6)	(1,235.1)	(1,356.0)
Other comprehensive income (loss) before reclassifications	—	0.5	(7.2)	387.1	380.4
Reclassification from accumulated other comprehensive income (loss)	3.2	—	9.4	—	12.6
December 31, 2017	$(26.3)	$(0.3)	$(88.4)	$(848.0)	$(963.0)
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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Fair Value

Financial assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016 were (in millions):

2017	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$3,796.0			$3,796.0
Short-term investments	0.4			0.4
Available-for-sale securities	1.4			1.4
Foreign currency derivatives		$1.0		1.0
Liabilities:
Interest rate and foreign currency derivatives		$39.5		$39.5
Contingent purchase price obligations			$215.6	215.6

2016
Assets:
Cash and cash equivalents	$3,002.2			$3,002.2
Short-term investments	20.6			20.6
Available-for-sale securities	4.3			4.3
Foreign currency derivatives		$0.2		0.2
Liabilities:
Interest rate and foreign currency derivatives		$48.9		$48.9
Contingent purchase price obligations			$386.1	386.1

Changes in contingent purchase price obligations for the years ended December 31, 2017 and 2016 were (in millions):

	2017	2016
January 1	$386.1	$322.0
Acquisitions	31.9	165.3
Revaluation and interest	(27.4)	18.0
Payments	(187.0)	(103.7)
Foreign currency translation	12.0	(15.5)
December 31	$215.6	$386.1

The carrying amount and fair value of our financial assets and liabilities at December 31, 2017 and 2016 were (in millions):

	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$3,796.0	$3,796.0	$3,002.2	$3,002.2
Short-term investments	0.4	0.4	20.6	20.6
Available-for-sale securities	1.4	1.4	4.3	4.3
Foreign currency derivatives	1.0	1.0	0.2	0.2
Cost method investments	14.4	14.4	14.2	14.2
Liabilities:
Short-term debt	$11.8	$11.8	$28.7	$28.7
Interest rate and foreign currency derivatives	39.5	39.5	48.9	48.9
Contingent purchase price obligations	215.6	215.6	386.1	386.1
Long-term debt, including current portion	4,912.9	5,056.9	4,920.6	5,035.1

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
19. Derivative Instruments and Hedging Activities
We manage our exposure to foreign exchange and interest rate risk through various strategies, including the use of derivative financial instruments. We use forward foreign exchange contracts as economic hedges to manage the cash flow volatility arising from foreign exchange rate fluctuations. We use interest rate swaps to manage our interest expense and structure our long-term debt portfolio to achieve a mix of fixed rate and floating rate debt. We do not use derivatives for trading or speculative purposes. Using derivatives exposes us to the risk that counterparties to the derivative contracts will fail to meet their contractual obligations. We manage that risk through careful selection and ongoing evaluation of the counterparty financial institutions based on specific minimum credit standards and other factors.
We evaluate the effects of changes in foreign currency exchange rates, interest rates and other relevant market risks on our derivatives. We periodically determine the potential loss from market risk on our derivatives by performing a value-at-risk, or VaR, analysis. VaR is a statistical model that uses historical currency exchange and interest rate data to measure the potential impact on future earnings of our derivative financial instruments assuming normal market conditions. The VaR model is not intended to represent actual losses but is used as a risk estimation and management tool. Based on the results of the model, we estimate with 95% confidence a maximum one-day change in the net fair value of our derivative financial instruments at December 31, 2017 was not significant.
Foreign Exchange Risk
As an integral part of our global treasury operations, we centralize our cash and use multicurrency pools to manage the foreign exchange risk that arises from imbalances between subsidiaries and their respective treasury centers from which they borrow or invest funds. However, in certain circumstances, subsidiaries borrowing or investing with a treasury center operating in a different currency creates foreign exchange exposure. To manage that risk, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $92.8 million and $99.0 million at December 31, 2017 and 2016, respectively. Additionally, there are circumstances where revenue and expense transactions are not denominated in the same currency. In these instances, amounts are either promptly settled or hedged with forward foreign exchange contracts. To manage that risk, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $136.3 million and $94.0 million at December 31, 2017 and 2016, respectively. The net fair value of the forward foreign contracts at December 31, 2017 and 2016 was a current asset of $0.9 million and a current liability of $1.1 million, respectively.
Foreign currency derivatives are designated as fair value hedges; therefore, any gain or loss in fair value incurred on those instruments is recorded in results of operations and is generally offset by decreases or increases in the fair value of the underlying exposures. By using these financial instruments, we reduced financial risk of adverse foreign exchange changes by foregoing any gain which might have occurred if the markets moved favorably. The terms of our forward foreign exchange contracts are generally less than 90 days.
Interest Rate Risk
We use interest rate swaps to manage our interest cost and structure our long-term debt portfolio to achieve a mix of fixed rate and floating rate debt. Based on market conditions, we may terminate the swaps to reduce our exposure to rising interest rates or to monetize any gain and lock in a reduction in interest expense over the term of the underlying debt. The total notional amount of the outstanding fixed-to-floating interest rate swaps at December 31, 2017 and 2016, was $1.25 billion. See Note 6 for a discussion of our interest rate swaps.
20. New Accounting Standards
Effective January 1, 2018, we will adopt FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. As a result, we will change our revenue recognition accounting policy as described below. ASC 606 will be applied using the modified retrospective method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018 and is not expected to have a material impact on our financial position. ASC 606 provides a five-step model where revenue is recognized when the customer obtains control of the promised goods or services in an

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amount that reflects the consideration that we expect to receive in exchange for those goods or services. The adoption of ASC 606 will not have a material impact on how we recognize revenue for fixed fee or retainer based arrangements. Clients typically receive the benefit of our services as we perform. We will continue to recognize revenue over time using inputs or outputs to measure our progress. Revenue for commission based arrangements will continue to be recognized at a point-in-time. ASC 606 also includes additional disclosure requirements.
For certain of our businesses, the adoption of ASC 606 will result in a change in our accounting policy for certain third-party out-of-pocket costs, which are incurred in connection with our services and are billed to clients. The inclusion of third-party out-of-pocket costs in revenue depends on whether we act as a principal or agent in the client arrangement. Under ASC 606, the principal versus agent assessment is based on whether we control the specified goods or services before they are transferred to the customer. As a result of the adoption of ASC 606, certain third-party costs are no longer included in revenue and cost of services. This change will reduce reported revenue and will have no impact on operating profit.
In addition, performance incentives that can increase revenue if we meet certain quantitative or qualitative objectives in delivering our services will be treated as variable consideration. Performance incentives were recognized in revenue when specific quantitative goals were achieved, or when our performance against qualitative goals was acknowledged by the client. Under ASC 606, variable consideration is estimated and included in total consideration at contract inception based on either the expected value method or the most likely method. These estimates are based on historical award experience, anticipated performance and our best judgment at the time. This change will have offsetting effects in each period and the net effect will not be material to our results of operations or financial position.
In February 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02, which will supersede the current guidance for lease accounting and will require lessees to recognize the right-to-use assets and related lease liabilities on the balance sheet. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. ASU 2016-02 provides for a modified retrospective application for leases existing at, or entered into after, the earliest comparative period presented in the financial statements. We will adopt ASU 2016-02 on January 1, 2019. While we are not yet in a position to assess the full impact of the application of the new standard, we expect that the impact of recording the lease liabilities and the corresponding right-to-use assets will have a significant impact on our total assets and liabilities with a minimal impact on our equity and no effect on results of operations.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01, which revises the classification and measurement of investments in equity securities. ASU 2016-01 requires equity investments, except those accounted for under the equity method of accounting, be measured at fair value and changes in fair value will be recognized in net income. ASU 2016-01 is effective on January 1, 2018 using a cumulative-effect adjustment to opening retained earnings. We do not expect that the adoption of ASU 2016-01 will not have a significant impact on our financial position or results of operations.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. We will adopt ASU 2016-13 on January 1, 2020. However, we are not yet in a position to assess the impact of the new standard on our results of operations or financial position.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits, or ASU 2017-07, which requires that only the service cost component of periodic benefit cost is recorded in salary and service cost. All other components of net periodic benefit cost are presented separately and are excluded from operating profit. ASU 2017-07 is effective on January 1, 2018 using the full retrospective method. The adoption of ASU 2017-07 will have the affect of increasing operating profit but will have no effect on income before income taxes and equity method investments, net income or earnings per share.
21. Subsequent Events

We have evaluated events subsequent to the balance sheet date and determined there have not been any events that have occurred that would require adjustment to or disclosure in the consolidated financial statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
Selected Quarterly Financial Data (Unaudited)
(In millions, except per share amounts)

The unaudited selected quarterly financial data for the years ended December 31, 2017 and 2016 were:

	Quarter
	First	Second	Third	Fourth
Revenue
2017	$3,587.4	$3,790.1	$3,719.5	$4,176.6
2016	3,499.1	3,884.9	3,791.1	4,241.8
Operating Expenses
2017	3,177.5	3,224.6	3,255.3	3,556.5
2016	3,107.0	3,323.1	3,338.0	3,639.9
Operating Profit
2017	409.9	565.5	464.2	620.1
2016	392.1	561.8	453.1	601.9
Net Income - Omnicom Group Inc.
2017	241.8	328.6	263.6	254.4
2016	218.4	326.1	253.8	350.3
Net Income Per Share Omnicom Group Inc. - Basic
2017	1.03	1.41	1.14	1.10
2016	0.90	1.36	1.06	1.47
Net Income Per Share Omnicom Group Inc. - Diluted
2017	1.02	1.40	1.13	1.09
2016	0.90	1.36	1.06	1.47

OMNICOM GROUP INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2017
(In millions)

Description	Balance Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectible Receivables	Translation Adjustment Increase (Decrease)	Balance End of Period
Valuation accounts deducted from assets:
Allowance for Doubtful Accounts:
December 31, 2017	$24.9	$15.1	$(8.2)	$0.3	$32.1
December 31, 2016	22.5	10.2	(7.4)	(0.4)	24.9
December 31, 2015	24.9	4.4	(5.4)	(1.4)	22.5

S-1