Form 10-Q
period 2018-03-31
OMNICOM GROUP INC.
filed 2018-04-17
CIK 29989

____________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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
_________________________
As of April 12, 2018, there were 227,289,588 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018
FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements, including statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, the Company or its representatives have made, or may make, forward-looking statements, orally or in writing. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of the Company’s management as well as assumptions made by, and information currently available to, the Company’s management. Forward-looking statements may be accompanied by words such as “aim,” “anticipate,” “believe,” “plan,” “could,” “should,” “would,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “will,” “possible,” “potential,” “predict,” “project” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside the Company’s control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include: international, national or local economic conditions that could adversely affect the Company or its clients; losses on media purchases and production costs incurred on behalf of clients; reductions in client spending, a slowdown in client payments and a deterioration in the credit markets; ability to attract new clients and retain existing clients in the manner anticipated; changes in client advertising, marketing and corporate communications requirements; failure to manage potential conflicts of interest between or among clients; unanticipated changes relating to competitive factors in the advertising, marketing and corporate communications industries; ability to hire and retain key personnel; currency exchange rate fluctuations; reliance on information technology systems; changes in legislation or governmental regulations affecting the Company or its clients; risks associated with assumptions the Company makes in connection with its critical accounting estimates and legal proceedings; and the Company’s international operations, which are subject to the risks of currency repatriation restrictions, social or political conditions and regulatory environment. The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that may affect the Company’s business, including those described in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017 and in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Except as required under applicable law, the Company does not assume any obligation to update these forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,568.1	$3,796.0
Short-term investments, at cost	1.9	0.4
Accounts receivable, net of allowance for doubtful accounts of $29.1 and $32.1	7,198.8	8,083.8
Work in process	1,378.0	1,110.6
Other current assets	1,191.7	1,125.2
Total Current Assets	12,338.5	14,116.0
Property and Equipment at cost, less accumulated depreciation of $1,297.5 and $1,279.2	691.7	690.9
Equity Method Investments	122.4	120.3
Goodwill	9,635.4	9,337.5
Intangible Assets, net of accumulated amortization of $911.4 and $879.9	424.7	368.4
Other Assets	300.4	298.1
TOTAL ASSETS	$23,513.1	$24,931.2
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$10,159.2	$11,574.6
Customer advances	1,214.3	1,266.7
Short-term debt	8.6	11.8
Taxes payable	359.7	330.0
Other current liabilities	1,857.0	1,925.8
Total Current Liabilities	13,598.8	15,108.9
Long-Term Debt	4,885.0	4,912.9
Long-Term Liabilities	1,182.8	1,091.2
Deferred Tax Liabilities	454.4	483.6
Commitments and Contingent Liabilities (Note 11)
Temporary Equity - Redeemable Noncontrolling Interests	175.3	182.4
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	44.6	44.6
Additional paid-in capital	833.0	828.3
Retained earnings	6,360.1	6,210.6
Accumulated other comprehensive income (loss)	(875.1)	(963.0)
Treasury stock, at cost	(3,736.2)	(3,505.4)
Total Shareholders’ Equity	2,626.4	2,615.1
Noncontrolling interests	590.4	537.1
Total Equity	3,216.8	3,152.2
TOTAL LIABILITIES AND EQUITY	$23,513.1	$24,931.2

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$3,629.6	$3,587.4
Operating Expenses:
Salary and service costs	2,712.8	2,688.4
Occupancy and other costs	320.3	302.0
Cost of services	3,033.1	2,990.4
Selling, general and administrative expenses	105.4	108.6
Depreciation and amortization	69.4	72.7
	3,207.9	3,171.7
Operating Profit	421.7	415.7
Interest Expense	62.3	59.3
Interest Income	15.4	13.9
Income Before Income Taxes and Income From Equity Method Investments	374.8	370.3
Income Tax Expense	90.9	108.0
Income From Equity Method Investments	0.8	0.1
Net Income	284.7	262.4
Net Income Attributed To Noncontrolling Interests	20.6	20.6
Net Income - Omnicom Group Inc.	$264.1	$241.8
Net Income Per Share - Omnicom Group Inc.:
Basic	$1.15	$1.03
Diluted	$1.14	$1.02

Dividends Declared Per Common Share	$0.60	$0.55

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net Income	$284.7	$262.4
Other Comprehensive Income:
Cash flow hedge:
Amortization of loss included in interest expense	1.4	1.4
Income tax effect	(0.4)	(0.6)
	1.0	0.8
Defined benefit pension plans and postemployment arrangements:
Amortization of prior service cost included in periodic benefit expense	2.0	2.0
Amortization of actuarial losses included in periodic benefit expense	2.0	1.9
Income tax effect	(1.1)	(1.8)
	2.9	2.1
Available-for-sale securities:
Unrealized gain for the period	—	0.2
Income tax effect	—	(0.1)
Reclassification	0.3	—
	0.3	0.1
Foreign currency translation adjustment	88.7	114.7

Other Comprehensive Income	92.9	117.7
Comprehensive Income	377.6	380.1
Comprehensive Income Attributed To Noncontrolling Interests	25.6	35.4
Comprehensive Income - Omnicom Group Inc.	$352.0	$344.7

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$284.7	$262.4
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	41.9	42.3
Amortization of intangible assets	27.5	30.4
Share-based compensation	17.5	19.3
Other, net	3.7	0.9
Use of operating capital	(996.1)	(550.6)
Net Cash Used In Operating Activities	(620.8)	(195.3)
Cash Flows from Investing Activities:
Capital expenditures	(36.2)	(32.1)
Acquisition of businesses and interests in affiliates, net of cash acquired	(178.3)	(19.2)
Sale of investments	7.0	6.1
Net Cash Used In Investing Activities	(207.5)	(45.2)
Cash Flows from Financing Activities:
Change in short-term debt	(3.6)	(1.4)
Dividends paid to common shareholders	(138.9)	(130.8)
Repurchases of common stock	(232.7)	(234.7)
Proceeds from stock plans	3.3	3.1
Acquisition of additional noncontrolling interests	(23.0)	(2.7)
Dividends paid to noncontrolling interest shareholders	(16.3)	(10.3)
Payment of contingent purchase price obligations	(5.2)	(2.1)
Other, net	(10.5)	(7.7)
Net Cash Used In Financing Activities	(426.9)	(386.6)
Effect of foreign exchange rate changes on cash and cash equivalents	27.3	67.1

Net Decrease in Cash and Cash Equivalents	(1,227.9)	(560.0)
Cash and Cash Equivalents at the Beginning of Period	3,796.0	3,002.2
Cash and Cash Equivalents at the End of Period	$2,568.1	$2,442.2

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Presentation of Financial Statements
The terms “Omnicom,” the “Company,” “we,” “our” and “us” each refer to Omnicom Group Inc. and its subsidiaries, unless the context indicates otherwise. The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP or GAAP, for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure have been condensed or omitted.
In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, in all material respects, of the information contained herein. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, or 2017 10-K. Results for the interim periods are not necessarily indicative of results that may be expected for the year. Certain reclassifications have been made to the prior year financial information to conform to the current year presentation.
Accounting Changes
Except for the changes discussed below, Omnicom has consistently applied the accounting policies to all periods presented in these unaudited consolidated financial statements.
Effective January 1, 2018, we adopted FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. In accordance with ASC 606, we changed certain characteristics of our revenue recognition accounting policy as described below. ASC 606 was applied using the modified retrospective method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, or ASC 605. The following table summarizes the impact of the adoption of ASC 606 on revenue, operating expenses and operating profit for the three months ended March 31, 2018 (in millions):

	As Reported	Adjustments	Amounts without the Adoption of ASC 606
Revenue	$3,629.6	$42.5	$3,672.1
Operating Expenses	3,207.9	36.0	3,243.9
Operating Profit	421.7	6.5	428.2
The impact of the adoption of ASC 606 on net income - Omnicom Group Inc. and diluted net income per share - Omnicom Group Inc. was not material and the impact of the adoption of ASC 606 on the unaudited consolidated balance sheet at March 31, 2018 and the unaudited consolidated statements of comprehensive income, equity and cash flows for the three months ended March 31, 2018 was not material.
Upon adoption of ASC 606, we changed our accounting policy for certain third-party out-of-pocket costs, which are incurred in connection with our services and are billed to clients. We also changed our policy for performance incentives (variable consideration) included in certain client contracts. The inclusion of third-party out-of-pocket costs in revenue depends on whether we act as a principal or agent in the client arrangement. Under ASC 606, the principal versus agent assessment is based on whether we control the specified goods or services before they are transferred to the customer. As a result of the adoption of ASC 606, certain third-party costs are no longer included in revenue and cost of services. This change was the principal adjustment to our reported revenue and operating expenses included in the above table. However, the change had no impact on operating profit.
In addition, performance incentives included in certain client contracts can increase revenue if we meet certain quantitative or qualitative objectives in delivering our services. Under ASC 606, performance incentives are now treated as variable consideration. Prior to the adoption of ASC 606, performance incentives were recognized in revenue under ASC 605 when specific quantitative goals were achieved or when our performance against qualitative goals was acknowledged by the client. Under ASC 606, variable consideration is estimated and included in total consideration at contract inception based on either the expected value method or the most likely outcome method. These estimates are based on historical award experience, anticipated performance and our best judgment at the time. As a result of this change, we recorded a cumulative effect adjustment to increase opening retained earnings at January 1, 2018 by $19.5 million, to reflect the transition requirements of ASC 606. The effect of this change on our financial position and cash flows was not material.

Effective January 1, 2018, we adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01, which revises the classification and measurement of investments in equity securities. ASU 2016-01 requires that equity investments, except those accounted for under the equity method of accounting, be measured at fair value and changes in fair value are recognized in net income. ASU 2016-01 also provides a new measurement alternative for equity investments that do not have a readily determinable fair value (cost method investments). These investments are measured at cost, less any impairment, adjusted for observable price changes. Effective January 1, 2018, we elected to record our equity investments that do not have a readily determinable fair value using the alternative measurement method. Accordingly upon adoption, we recorded a cumulative effect adjustment to increase opening retained earnings at January 1, 2018 by $4.1 million as required for our equity investments recorded at fair value, formerly available-for-sale-securities, and equity investments with no readily determinable fair value to reflect these investments at fair value.
Effective January 1, 2018, we adopted ASU 2017-07, Compensation - Retirement Benefits, or ASU 2017-07, which requires that only the service cost component of periodic benefit cost is recorded in salary and service cost. All other components of net periodic benefit cost are excluded from operating profit. The adoption of ASU 2017-07 increased operating profit by $6.2 million but had no effect on income before income taxes and income from equity method investments, net income or earnings per share. ASU 2017-07 was applied retrospectively, and accordingly, $5.8 million was reclassified from salary and service costs to interest expense for the three months ended March 31, 2017.
2. Revenue
We provide advertising, marketing and corporate communications services on a global basis to a broad range of clients. Our principal source of revenue is derived from fees for services on a rate per hour basis or per project basis. We also earn revenue from commissions and placement of advertising primarily related to our strategic media planning and buying businesses. Revenue is recorded net of sales, use and value added taxes. Our customer contracts are usually short term, typically for one year or less, and may be canceled on 90 days’ notice.
Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We measure revenue based on the consideration specified in the client arrangement, and revenue is recognized when the performance obligations in the client arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as, the customer receives the benefit of the performance obligation. Clients typically receive the benefit of our services as they are performed. Substantially all our client contracts provide that we are compensated for services performed to date.
Substantially all our revenue is recognized over time, as the services are performed. For fixed fee projects with a single performance obligation, revenue is recognized over time using input measures that correspond to the effort expended, including direct labor and materials and third-party costs, to satisfy the performance obligation which often coincides with the right to invoice the customer. For certain retainer contracts, where we are paid a fixed fee for standing ready to provide a series of distinct performance obligations that are substantially the same, we recognize revenue using a time-based measure resulting in a straight- line revenue recognition. For certain other contracts where our performance obligations are satisfied in phases, we recognize revenue over time using certain output measures based on the measurement of the value transferred to the customer, including milestones achieved. Revenue for commissions on media purchases is recognized at a point in time, typically when the media is run.
In substantially all our businesses we incur third-party-costs on behalf of clients. The inclusion of these costs in our revenue depends on whether we act as a principal or as an agent in the client arrangement. In the majority of our businesses, we act as an agent and arrange for third-parties to perform certain services. As a result, revenue is recorded net of these costs, equal to the amount retained for our fee or commission. In certain arrangements, we act as principal and we contract directly with third-party suppliers to satisfy our performance obligations. In these circumstances we control the specified goods or services prior to the transfer to our clients, and we record revenue at the gross amount billed including these costs.
Some of our client arrangements include variable consideration provisions, which include performance incentives, tiered commission structures and vendor rebates in certain markets outside of the United States. Variable consideration is estimated and included in total consideration at contract inception based on either the expected value method or the most likely outcome method. These estimates are based on historical award experience, anticipated performance and other factors known at the time. Performance incentives are typically recognized in revenue over time. In some cases, primarily related to variable fee structures in our media businesses, the amount of variable consideration is considered to be constrained and is not recognized in revenue until the point in time it is determined that a significant reversal of revenue will not occur. Variable consideration for our media businesses is recognized in revenue when it is probable that the media will be run, including when it is not subject to cancellation by the client. In addition, when we receive rebates or credits from vendors for transactions entered into on behalf of clients, they are remitted to the clients in accordance with contractual requirements or retained by us based on the terms of the client contract or local law. Amounts passed on to clients are recorded as a liability and amounts retained by us are recorded as revenue when earned, which is typically when the media is run.
Nature of our services
We provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. Our branded networks and agencies operate in all major markets and provide services in the following fundamental disciplines: advertising, customer relationship management, or CRM, public relations, and healthcare. Advertising includes creative content development, as well as strategic media planning and buying and data analytics. CRM is grouped into two separate categories: CRM Consumer Experience, which includes Omnicom’s Precision Marketing Group and digital/direct agencies, as well as our branding, shopper marketing and experiential marketing agencies; and CRM Execution & Support, which includes field marketing, sales support, merchandising and point of sale, as well as other specialized marketing and custom communications services. Public relations services include corporate communications, crisis management, public affairs, media and media relations services and content marketing. Healthcare includes advertising and media services to global healthcare clients. At the core of all our services is the ability to create or develop a client’s marketing or corporate communications message into content that can be delivered to a target audience across different communications mediums. Our client-centric business model requires that multiple agencies within Omnicom collaborate in formal and informal virtual client networks utilizing our key client matrix organization structure. This collaboration allows us to cut across our internal organizational structures to execute our clients’ marketing requirements in a consistent and comprehensive manner.
Revenue by discipline for the three months ended March 31, 2018 and 2017 was (in millions):

	2018	2018 Excluding Impact of Adoption of ASC 606	2017
Advertising	$1,901.3	$1,908.9	$1,929.0
CRM Consumer Experience	634.9	668.2	613.5
CRM Execution & Support	508.6	510.1	489.3
Public Relations	346.3	346.4	335.1
Healthcare	238.5	238.5	220.5
	$3,629.6	$3,672.1	$3,587.4
Economic factors affecting our revenue
Global economic conditions have a direct impact on our revenue. Adverse economic conditions pose a risk that our clients may reduce, postpone or cancel spending for our services, which would impact our revenue.
Revenue in our principal geographic markets for the three months ended March 31, 2018 and 2017 was (in millions):

	2018	2018 Excluding Impact of Adoption of ASC 606	2017
Americas:
North America	$1,985.7	$2,022.8	$2,139.3
Latin America	108.4	108.1	106.6
EMEA:
Europe	1,070.1	1,075.7	887.6
Middle East and Africa	73.4	73.4	78.9
Asia Pacific	392.0	392.1	375.0
	$3,629.6	$3,672.1	$3,587.4
The Americas comprises North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA comprises Europe, the Middle East and Africa. Asia Pacific comprises Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. The reduction in revenue in 2018 for North America primarily reflects the sale of our specialty print media business in the second quarter of 2017.

Contract assets and liabilities
Contract assets (work in process) and contract liabilities (customer advances) at March 31, 2018, December 31, 2017 and March 31, 2017 were (in millions):

	March 31, 2018	December 31, 2017	March 31, 2017
Contract asset (Work in process):
Unbilled fees and costs	$782.9	$546.3	$757.6
Media, production and other costs	595.1	564.3	592.1
	$1,378.0	$1,110.6	$1,349.7

Contract liability (Customer advances)	$1,214.3	$1,266.7	$1,176.6
Work in process consists of accrued costs incurred on behalf of customers, including media and production costs, and fees and other third-party costs that have not yet been billed. Media and production costs are billed during the production process in accordance with the terms of the client contract, and unbilled fees and costs are in the process of being billed to clients, typically within the next 30 days or in accordance with the terms of the client contract. The contract liability represents advance billings to customers in accordance with the terms of the client contracts, primarily for the reimbursement of third-party costs that are generally incurred in the near term. Changes in the contract asset and liability balances during the three months ended March 31, 2018 and 2017 and December 31, 2017 were not materially impacted by write-offs, impairment losses or any other factors.
3. New Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02, which will supersede the current guidance for lease accounting and will require lessees to recognize the right-to-use assets and related lease liabilities on the balance sheet. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. ASU 2016-02 provides for a modified retrospective application for leases existing at, or entered into after, the earliest comparative period presented in the financial statements. We will adopt ASU 2016-02 on January 1, 2019. While we are not yet in a position to assess the full impact of the application of the new standard, we expect that the impact of recording the lease liabilities and the corresponding right-to-use assets will have a significant impact on our total assets and liabilities with a minimal impact on our equity and no effect on our results of operations.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. We expect to adopt ASU 2016-13 on January 1, 2020. However, we are not yet in a position to assess the impact of the new standard on our results of operations or financial position.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax effects from Accumulated Other Comprehensive Income, or ASU 2018-02, which allows for the reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects arising from the change in the reduction of the U.S. federal statutory income tax rate to 21% from 35%. The tax effects of items included in accumulated comprehensive income at December 31, 2017 do not reflect the appropriate tax rate. ASU 2018-02 is effective for interim and annual periods beginning after December 15, 2018. We will adopt ASU 2018-02 on January 1, 2019. The adoption of ASU 2018-02 will result in a reclassification between accumulated other comprehensive income and retained earnings, and will have no impact on our results of operations or financial position.

4. Net Income per Share
The computations of basic and diluted net income per share for the three months ended March 31, 2018 and 2017 were (in millions, except per share amounts):

	2018	2017
Net Income Available for Common Shares:
Net income - Omnicom Group Inc.	$264.1	$241.8
Net income allocated to participating securities	—	(0.5)
	$264.1	$241.3
Weighted Average Shares:
Basic	230.2	234.6
Dilutive stock options and restricted shares	1.3	1.9
Diluted	231.5	236.5

Anti-dilutive stock options and restricted shares	1.0	1.0
Net Income per Share - Omnicom Group Inc.:
Basic	$1.15	$1.03
Diluted	$1.14	$1.02
5. Goodwill and Intangible Assets
Goodwill and intangible assets at March 31, 2018 and December 31, 2017 were (in millions):

	2018			2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Goodwill	$10,176.8	$(541.4)	$9,635.4	$9,871.8	$(534.3)	$9,337.5
Intangible assets:
Purchased and internally developed software	$380.4	$(317.9)	$62.5	$368.2	$(303.0)	$65.2
Customer related and other	955.7	(593.5)	362.2	880.1	(576.9)	303.2
	$1,336.1	$(911.4)	$424.7	$1,248.3	$(879.9)	$368.4
Changes in goodwill for the three months ended March 31, 2018 and 2017 were (in millions):

	2018	2017
January 1	$9,337.5	$8,976.1
Acquisitions	113.0	15.2
Noncontrolling interests in acquired businesses	55.3	13.7
Contingent purchase price obligations of acquired businesses	57.3	6.2
Foreign currency translation and other	72.3	64.0
March 31	$9,635.4	$9,075.2
Since our annual goodwill impairment test there have been no events that would have triggered a need for an interim impairment test.

6. Debt
Credit Facilities
At March 31, 2018, our short-term liquidity sources include a $2.5 billion revolving credit facility, or Credit Facility, expiring July 31, 2021, uncommitted credit lines aggregating $1.2 billion and the ability to issue up to $2 billion of commercial paper.
There were no outstanding commercial paper issuances or borrowings under the Credit Facility or the uncommitted credit lines at March 31, 2018 and December 31, 2017. Available and unused credit lines at March 31, 2018 and December 31, 2017 were (in millions):

	2018	2017
Credit Facility	$2,500.0	$2,500.0
Uncommitted credit lines	1,207.4	1,181.0
Available and unused credit lines	$3,707.4	$3,681.0

The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At March 31, 2018 we were in compliance with these covenants as our Leverage Ratio was 2.1 times and our Interest Coverage Ratio was 10.4 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
Short-Term Debt
Short-term debt at March 31, 2018 and December 31, 2017 was $8.6 million and $11.8 million, respectively, consisting of bank overdrafts and short-term borrowings of our international subsidiaries. Due to the short-term nature of this debt, carrying value approximates fair value.
Long-Term Debt
Long-term debt at March 31, 2018 and December 31, 2017 was (in millions):

	2018	2017
6.25% Senior Notes due 2019	$500.0	$500.0
4.45% Senior Notes due 2020	1,000.0	1,000.0
3.625% Senior Notes due 2022	1,250.0	1,250.0
3.65% Senior Notes due 2024	750.0	750.0
3.60% Senior Notes due 2026	1,400.0	1,400.0
	4,900.0	4,900.0
Unamortized premium (discount), net	5.9	6.2
Unamortized debt issuance costs	(19.3)	(20.3)
Unamortized deferred gain from settlement of interest rate swaps	61.8	66.4
Fair value adjustment attributed to outstanding interest rate swaps	(63.4)	(39.4)
	4,885.0	4,912.9
Current portion	—	—
Long-term debt	$4,885.0	$4,912.9
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

At March 31, 2018, we recorded a long-term liability of $29.6 million in connection with the $750 million fixed-to-floating interest rate swap on our 3.65% Senior Notes due 2024 (“2024 Notes”) and a long-term liability of $33.8 million in connection with the $500 million fixed-to-floating interest rate swap on our 3.60% Senior Notes due 2026 (“2026 Notes”). The long-term liabilities represent the fair value of the swaps on the 2024 Notes and 2026 Notes, respectively, that was substantially offset by the change in the fair value of the notes. The interest rate swaps have the economic effect of converting our debt portfolio to approximately 75% fixed rate obligations and 25% floating rate obligations.
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
Revenue and long-lived assets and goodwill by geographic region at and for the three months ended March 31, 2018 and 2017 were (in millions):

	Americas	EMEA	Asia Pacific
2018
Revenue	$2,094.1	$1,143.5	$392.0
Long-lived assets and goodwill	6,838.3	2,941.3	547.5
2017
Revenue	$2,245.9	$966.5	$375.0
Long-lived assets and goodwill	6,673.8	2,544.3	535.3
The Americas comprises North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA comprises Europe, the Middle East and Africa. Asia Pacific comprises Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for the three months ended March 31, 2018 and 2017 was $1,881.0 million and $2,011.7 million, respectively. The reduction in revenue in 2018 for the Americas primarily reflects the sale of our specialty print media business in the second quarter of 2017.
8. Income Taxes

Our effective tax rate for the three months ended March 31, 2018, decreased period-over-period to 24.3% from 29.2%. The decrease was primarily attributable to the reduction of the U.S. federal statutory income tax rate to 21% from 35% resulting from the Tax Cuts and Jobs Act, or the Tax Act. In addition, income tax expense was reduced by approximately $13 million, primarily as a result of the successful resolution of foreign tax claims during the quarter.

At March 31, 2018, our unrecognized tax benefits were $170.6 million. Of this amount, approximately $149.1 million would affect our effective tax rate upon resolution of the uncertain tax positions.

9. Pension and Other Postemployment Benefits
Effective January 1, 2018, we retrospectively adopted ASU 2017-07 (see Note 1). As a result, only the service cost component of periodic benefit cost is recorded in salary and service cost and all other components of net periodic benefit cost are included in interest expense.
Defined Benefit Pension Plans
The components of net periodic benefit expense for the three months ended March 31, 2018 and 2017 were (in millions):

	2018	2017
Service cost	$2.0	$2.3
Interest cost	1.9	1.8
Expected return on plan assets	(0.7)	(0.7)
Amortization of prior service cost	1.1	1.1
Amortization of actuarial losses	1.6	1.6
	$5.9	$6.1
We contributed $0.2 million and $0.3 million to our defined benefit pension plans in the three months ended March 31, 2018 and 2017, respectively.
Postemployment Arrangements
The components of net periodic benefit expense for the three months ended March 31, 2018 and 2017 were (in millions):

	2018	2017
Service cost	$1.2	$1.1
Interest cost	1.0	0.9
Amortization of prior service cost	0.9	0.9
Amortization of actuarial losses	0.4	0.3
	$3.5	$3.2
10. Supplemental Cash Flow Data
The use of operating capital for the three months ended March 31, 2018 and 2017 was (in millions):

	2018	2017
(Increase) decrease in accounts receivable	$973.2	$779.5
(Increase) decrease in work in process and other current assets	(271.9)	(213.5)
Increase (decrease) in accounts payable	(1,522.1)	(1,117.6)
Increase (decrease) in customer advances and other current liabilities	(181.3)	39.9
Change in other assets and liabilities, net	6.0	(38.9)
	$(996.1)	$(550.6)

Income taxes paid	$83.2	$64.8
Interest paid	$55.8	$53.2
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

12. Equity
Changes in accumulated other comprehensive income (loss), net of income taxes, for the three months ended March 31, 2018 and 2017 were (in millions):

2018	Cash Flow Hedge	Available-for-Sale Securities	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
January 1	$(26.3)	$(0.3)	$(88.4)	$(848.0)	$(963.0)
Other comprehensive income (loss) before reclassifications	—	—	—	83.7	83.7
Reclassification from accumulated other comprehensive income (loss)	1.0	0.3	2.9	—	4.2
March 31	$(25.3)	$—	$(85.5)	$(764.3)	$(875.1)

2017	Cash Flow Hedge	Available-for-Sale Securities	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
January 1	$(29.5)	$(0.8)	$(90.6)	$(1,235.1)	$(1,356.0)
Other comprehensive income (loss) before reclassifications	—	0.1	—	99.9	100.0
Reclassification from accumulated other comprehensive income (loss)	0.8	—	2.1	—	2.9
March 31	$(28.7)	$(0.7)	$(88.5)	$(1,135.2)	$(1,253.1)
13. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017 were (in millions):

2018	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$2,568.1			$2,568.1
Short-term investments	1.9			1.9
Investment in equity securities	1.6			1.6
Foreign currency derivative instruments		$0.8		0.8
Liabilities:
Interest rate and foreign currency derivative instruments		$63.5		$63.5
Contingent purchase price obligations			$281.7	281.7

2017
Assets:
Cash and cash equivalents	$3,796.0			$3,796.0
Short-term investments	0.4			0.4
Investment in equity securities	1.4			1.4
Foreign currency derivative instruments		$1.0		1.0
Liabilities:
Interest rate and foreign currency derivative instruments		$39.5		$39.5
Contingent purchase price obligations			$215.6	215.6

Changes in contingent purchase price obligations for the three months ended March 31, 2018 and 2017 were (in millions):

	2018	2017
January 1	$215.6	$386.1
Acquisitions	68.1	15.5
Revaluation and interest	1.1	(0.9)
Payments	(5.2)	(2.1)
Foreign currency translation	2.1	8.0
March 31	$281.7	$406.6
The carrying amount and fair value of our financial assets and liabilities at March 31, 2018 and December 31, 2017 were (in millions):

	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$2,568.1	$2,568.1	$3,796.0	$3,796.0
Short-term investments	1.9	1.9	0.4	0.4
Investment in equity securities	1.6	1.6	1.4	1.4
Foreign currency derivative instruments	0.8	0.8	1.0	1.0
Investment in equity securities without readily determinable fair value	15.6	15.6	14.4	14.4
Liabilities:
Short-term debt	$8.6	$8.6	$11.8	$11.8
Interest rate and foreign currency derivative instruments	63.5	63.5	39.5	39.5
Contingent purchase price obligations	281.7	281.7	215.6	215.6
Long-term debt, including current portion	4,885.0	4,916.1	4,912.9	5,056.9

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
We are a strategic holding company providing advertising, marketing and corporate communications services to clients through our branded networks and agencies around the world. On a global, pan-regional and local basis, our networks and agencies provide a comprehensive range of services in the following fundamental disciplines: advertising, CRM, which includes CRM Consumer Experience and CRM Execution & Support, public relations and healthcare. Our business model was built and continues to evolve around our clients. While our networks and agencies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. Our fundamental business principle is that our clients’ specific marketing requirements are the central focus of how we structure our service offerings and allocate our resources. This client-centric business model requires that multiple agencies within Omnicom collaborate in formal and informal virtual client networks utilizing our key client matrix organization structure. This collaboration allows us to cut across our internal organizational structures to execute our clients’ marketing requirements in a consistent and comprehensive manner. We continually seek to grow our business with our existing clients by maintaining our client-centric approach, as well as expanding our existing business relationships into new markets and with new clients. In addition, we pursue selective acquisitions of complementary companies with strong entrepreneurial management teams that typically currently serve or could serve our existing client base.
As a leading global advertising, marketing and corporate communications company, we operate in all major markets and have a large and diverse client base. In the first quarter of 2018, our largest client accounted for 3.1% of our revenue and our 100 largest clients, which represent many of the world's major marketers, accounted for approximately 52% of our revenue. Our clients operate in virtually every sector of the global economy with no one industry comprising more than 14% of our revenue for the three months ended March 31, 2018. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
As described in more detail below, in the first quarter of 2018, revenue increased $42.2 million, or 1.2%, compared to the first quarter of 2017. Changes in foreign exchange rates increased revenue $151.1 million, or 4.2%, acquisition revenue, net of disposition revenue, reduced revenue $153.3 million, or 4.2%, and organic growth increased revenue $86.9 million, or 2.4%. In addition, the impact of the adoption of ASC 606 (see Note 1 to the unaudited consolidated financial statements) reduced revenue by $42.5 million.
Global economic conditions have a direct impact on our business and financial performance. Adverse global or regional economic conditions pose a risk that our clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications services, which would reduce the demand for our services. In 2018, in North America our agencies in the United States continued their modest growth as activity varied across our service disciplines, while our agencies in Canada had negative performance. In Europe, substantially all our businesses in the United Kingdom, or the U.K., and the rest of Europe had solid performance. However, there continues to be economic uncertainty in connection with the official notification from the U.K. to the European Council to withdraw from the European Union, or the EU. In Brazil, unstable economic and political conditions contributed to the continuing volatility in the market. Most of our businesses in Asia continue their modest growth consistent with recent periods. The economic and fiscal issues facing the countries we operate in can cause economic uncertainty and volatility; however, the impact on our business varies by country. We monitor economic conditions closely, as well as client revenue levels and other factors and, in response to reductions in our client revenue, if necessary, we will take actions available to us to align our cost structure and manage our working capital. There can be no assurance whether, or to what extent, our efforts to mitigate any impact of future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments will be effective.
Certain business trends have had a positive impact on our business and industry. These trends include clients increasingly expanding the focus of their brand strategies from national markets to pan-regional and global markets and integrating traditional and non-traditional marketing channels, as well as utilizing new communications technologies and emerging digital platforms. As clients increase their demands for marketing effectiveness and efficiency, they have made it a practice to consolidate their business within one service provider in the pursuit of a single engagement covering all consumer touch points. We have structured our business around these trends. We believe that our key client matrix organization structure approach to collaboration and integration of our services and solutions have provided a competitive advantage to our business in the past and we expect this to continue over the medium and long term. In addition, we continued the process of forming practice areas within our global network structure to bring together agencies operating in common disciplines to leverage existing resources and to create, in close coordination with our key client matrix organization, additional custom client solutions. We expect to complete this process in 2018.

In the near term, barring unforeseen events and excluding the impact of changes in foreign exchange rates, because of continued improvement in operating performance by many of our agencies and new business activities, we expect our revenue to increase modestly in 2018 and over the long term to be in excess of the weighted average nominal GDP growth in our major markets. We expect to continue to identify acquisition opportunities intended to build upon the core capabilities of our strategic disciplines and business platforms, expand our operations in high-growth and emerging markets and enhance our capabilities to leverage new technologies that are being used by marketers today. In addition, we continually evaluate our portfolio of businesses to identify non-strategic or underperforming businesses for disposition.
Given our size and breadth, we manage our business by monitoring several financial indicators. The key indicators that we focus on are revenue and operating expenses. We analyze revenue growth by reviewing the components and mix of the growth, including growth by principal regional market and marketing discipline, the impact from foreign currency exchange rate changes, growth from acquisitions, net of dispositions and growth from our largest clients. Operating expenses are comprised of cost of services, selling, general and administrative expenses, or SG&A, and depreciation and amortization.
The change in revenue across our principal regional markets were: North America decreased $153.6 million, Europe increased $182.5 million, Asia Pacific increased $17.0 million and Latin America increased $1.8 million. In North America, the decrease is revenue resulted from the disposition of our specialty print media business in the second quarter of 2017, the impact of the adoption of ASC 606 and negative performance in Canada, which was partially offset by the strengthening of the Canadian Dollar against the U.S. Dollar. In Europe, the increase in revenue reflects growth in substantially all markets, and the strengthening of the British Pound and Euro against the U.S. Dollar. The increase in revenue in Latin America was a result of growth in Colombia, which was partially offset by the weakening of the Brazilian Real against the U.S. Dollar and continued economic weakness in Brazil. In Asia Pacific, growth in most countries in the region, especially Australia and China, and the strengthening of most currencies in the region against the U.S. Dollar was partially offset by disposition activity. The change in revenue in the first quarter of 2018 compared to the first quarter of 2017, in our fundamental disciplines was: advertising decreased $27.7 million, CRM Consumer Experience increased $21.4 million, CRM Execution & Support increased $19.3 million, public relations increased $11.2 million and healthcare increased $18.0 million.
We measure cost of services in two distinct categories: salary and service costs and occupancy and other costs. As a service business, salary and service costs make up the significant portion of our operating expenses and substantially all these costs comprise the essential components directly linked to the delivery of our services. Salary and service costs include employee compensation and benefits, freelance labor and direct service costs, which include third-party supplier costs and client-related travel costs. Occupancy and other costs consist of the indirect costs related to the delivery of our services, including office rent and other occupancy costs, equipment rent, technology costs, general office expenses and other expenses.
SG&A expenses primarily consist of third-party marketing costs, professional fees and compensation and benefits and occupancy and other costs of our corporate and executive offices, which includes group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs.
Operating expenses increased 1.1% period-over-period in the first quarter. Salary and service costs, which tend to fluctuate with changes in revenue, increased $24.4 million, or 0.9% in the first quarter of 2018 compared to the first quarter of 2017, which includes the impact of the adoption of ASC 606 that reduced salary and service costs by $36.0 million. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased $18.3 million, or 6.1%, in the first quarter of 2018 compared to the first quarter of 2017 primarily due to the effects of changes in foreign exchange rates. Operating margin for the first quarter of 2018 was 11.6% compared to 11.6% for the first quarter of 2017. Earnings before interest, taxes and amortization of intangible assets, or EBITA, margin for the first quarter of 2018 was 12.4%, compared to 12.4% for the first quarter of 2017. The adoption of ASC 606 did not have a material impact to our operating margin or EBITA margin.
Net interest expense increased $1.5 million period-over-period to $46.9 million in the first quarter of 2018. Interest expense on debt increased $2.6 million to $56.1 million in the first quarter of 2018. Interest expense in the first quarter of 2018 and 2017 includes the reclassification of $6.2 million and $5.8 million, respectively, of interest costs and amortization of pension and other postemployment costs in connection with the adoption of ASU 2017-07 (see Note 1 to the unaudited consolidated financial statements). Interest income increased $1.5 million in the first quarter of 2018 compared to the prior year period.
Our effective tax rate for the first quarter of 2018 decreased period-over-period to 24.3% from 29.2%. The decrease was primarily attributable to the reduction of the U.S. federal statutory income tax rate to 21% from 35% resulting from the Tax Act. In addition, income tax expense was reduced by approximately $13 million, primarily as a result of the successful resolution of foreign tax claims during the quarter.

Net income - Omnicom Group Inc. in the first quarter of 2018 increased $22.3 million, or 9.2%, to $264.1 million from $241.8 million in the first quarter of 2017. The period-over-period increase is due to the factors described above. Diluted net income per share - Omnicom Group Inc. increased 11.8% to $1.14 in the first quarter of 2018, compared to $1.02 in the first quarter of 2017, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards and stock option exercises and shares issued under our employee stock purchase plan.
RESULTS OF OPERATIONS - First Quarter 2018 Compared to First Quarter 2017 (in millions):
Accounting Change
Effective January 1, 2018, we adopted FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. In accordance with ASC 606, we changed certain characteristics of our revenue recognition accounting policy as described below. ASC 606 was applied using the modified retrospective method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, or ASC 605. As required by ASC 606, a comparison of the current presentation under ASC 606 to the prior presentation under ASC 605 is provided below.
Upon adoption of ASC 606, we changed our accounting policy for certain third-party out-of-pocket costs, which are incurred in connection with our services and are billed to clients. We also changed our policy for performance incentives (variable consideration) included in certain client contracts. The inclusion of third-party out-of-pocket costs in revenue depends on whether we act as a principal or agent in the client arrangement. Under ASC 606, the principal versus agent assessment is based on whether we control the specified goods or services before they are transferred to the customer. As a result of the adoption of ASC 606, certain third-party costs are no longer included in revenue and cost of services. This change was the principal adjustment to our reported revenue and operating expenses included in the table below. However, the change had no impact on operating profit.
In addition, performance incentives included in certain client contracts can increase revenue if we meet certain quantitative or qualitative objectives in delivering our services. Under ASC 606, performance incentives are now treated as variable consideration. Prior to the adoption of ASC 606, performance incentives were recognized in revenue under ASC 605 when specific quantitative goals were achieved or when our performance against qualitative goals was acknowledged by the client. Under ASC 606, variable consideration is estimated and included in total consideration at contract inception based on either the expected value method or the most likely outcome method. These estimates are based on historical award experience, anticipated performance and our best judgment at the time. As a result of this change, we recorded a cumulative effect adjustment to increase opening retained earnings at January 1, 2018 by $19.5 million, to reflect the transition requirements of ASC 606. The effect of this change on our financial position and cash flows was not material.
The following table summarizes the impact of the adoption of ASC 606 on revenue, operating expenses and operating profit for the three months ended March 31, 2018 (in millions):

	As Reported	Adjustments	Amounts without the Adoption of ASC 606
Revenue	$3,629.6	$42.5	$3,672.1
Operating Expenses	3,207.9	36.0	3,243.9
Operating Profit	421.7	6.5	428.2

The impact of the adoption of ASC 606 on net income - Omnicom Group Inc. and diluted net income per share - Omnicom Group Inc. was not material and the impact of the adoption of ASC 606 on the unaudited consolidated balance sheet at March 31, 2018 and the unaudited consolidated statements of comprehensive income, equity and cash flows for the three months ended March 31, 2018 was not material. We expect that the impact of the adoption of ASC 606 will reduce revenue for the full year by approximately $150 million and will have an immaterial impact on operating profit.

Results of Operations

	2018	2017
Revenue	$3,629.6	$3,587.4
Operating Expenses:
Salary and service costs	2,712.8	2,688.4
Occupancy and other costs	320.3	302.0
Cost of services	3,033.1	2,990.4
Selling, general and administrative expenses	105.4	108.6
Depreciation and amortization	69.4	72.7
	3,207.9	3,171.7
Operating Profit	421.7	415.7
Operating Margin - %	11.6%	11.6%
Interest Expense	62.3	59.3
Interest Income	15.4	13.9
Income Before Income Taxes and Income From Equity Method Investments	374.8	370.3
Income Tax Expense	90.9	108.0
Income From Equity Method Investments	0.8	0.1
Net Income	284.7	262.4
Net Income Attributed To Noncontrolling Interests	20.6	20.6
Net Income - Omnicom Group Inc.	$264.1	$241.8

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
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin for the for the periods presented (in millions):

	2018	2017
Net Income - Omnicom Group Inc.	$264.1	$241.8
Net Income Attributed To Noncontrolling Interests	20.6	20.6
Net Income	284.7	262.4
Income From Equity Method Investments	0.8	0.1
Income Tax Expense	90.9	108.0
Income Before Income Taxes and Income From Equity Method Investments	374.8	370.3
Interest Expense	62.3	59.3
Interest Income	15.4	13.9
Operating Profit	421.7	415.7
Add back: Amortization of intangible assets	27.5	30.4
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$449.2	$446.1

Revenue	$3,629.6	$3,587.4
EBITA	$449.2	$446.1
EBITA Margin - %	12.4%	12.4%

Revenue
In the first quarter of 2018, revenue increased $42.2 million, or 1.2%, to $3,629.6 million from $3,587.4 million in the first quarter of 2017. Changes in foreign exchange rates increased revenue $151.1 million, acquisition revenue, net of disposition revenue, reduced revenue $153.3 million and organic growth increased revenue $86.9 million. The reduction in revenue in 2018 resulting from our acquisition and disposition activity arose principally from the sale of our specialty print media business, which operated in North America, in the second quarter of 2017.
The impact of changes in foreign exchange rates increased revenue by 4.2%, or $151.1 million, compared to the first quarter of 2017, primarily resulting from the strengthening of substantially all currencies against the U.S. Dollar.
The components of revenue change for the first quarter of 2018 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
March 31, 2017	$3,587.4		$2,011.7		$1,575.7
Components of revenue change:
Foreign exchange rate impact	151.1	4.2%	—	—%	151.1	9.6%
Acquisition revenue, net of disposition revenue	(153.3)	(4.2)%	(96.2)	(4.8)%	(57.1)	(3.6)%
Organic growth	86.9	2.4%	2.2	0.1%	84.7	5.4%
Impact of adoption of ASC 606	(42.5)	(1.2)%	(36.7)	(1.8)%	(5.8)	(0.4)%
March 31, 2018	$3,629.6	1.2%	$1,881.0	(6.5)%	$1,748.6	11.0%
The components and percentages are calculated as follows:

•
The foreign exchange impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $3,478.5 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($3,629.6 million less $3,478.5 million for the Total column).

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

•
Organic growth is calculated by subtracting the foreign exchange rate impact, and the acquisition revenue, net of disposition revenue components from total revenue growth, excluding the impact of the adoption of ASC 606.

•	The impact of the adoption of ASC 606 is discussed above in the Accounting Change section.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($3,587.4 million for the Total column).
Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. Assuming exchange rates at April 16, 2018 remain unchanged, we expect the impact of changes in foreign exchange rates to increase revenue by approximately 2.5% for the year and 3% in the second quarter of 2018.

Revenue and organic growth, expressed as a percentage and excluding the impact of ASC 606, in our principal regional markets for the quarter ended March 31, 2018 compared to 2017 was (in millions):

	Three Months Ended March 31,
	2018	2017	$ Change	% Organic Growth
Americas:
North America	$1,985.7	$2,139.3	$(153.6)	(0.1)%
Latin America	108.4	106.6	1.8	3.1%
EMEA:
Europe	1,070.1	887.6	182.5	7.4%
Middle East and Africa	73.4	78.9	(5.5)	(8.5)%
Asia Pacific	392.0	375.0	17.0	7.3%
	$3,629.6	$3,587.4	$42.2	2.4%
Our primary markets in Europe comprise the U.K. and the Euro Zone. In the first quarter of 2018, the U.K. comprised 9.9% of revenue and the Euro Zone and the other European countries together comprised 19.6% of revenue. In the first quarter of 2018, revenue increased 15.8% in the U.K. and increased 23.1% in the Euro Zone and the other European countries.
In North America, the decrease is revenue resulted from the disposition of our specialty print media business in the second quarter of 2017, the impact of the adoption of ASC 606 and negative performance in Canada, which was partially offset by the strengthening of the Canadian Dollar against the U.S. Dollar. In Europe, the increase in revenue reflects growth in substantially all markets, and the strengthening of the British Pound and Euro against the U.S. Dollar. The increase in revenue in Latin America was a result of growth in Colombia, which was partially offset by the weakening of the Brazilian Real against the U.S. Dollar and continued economic weakness in Brazil. In Asia Pacific, growth in most countries in the region, especially Australia and China, and the strengthening of most currencies in the region against the U.S. Dollar was partially offset by disposition activity.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change in the first quarter of 2018 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 3.1% of our revenue for the first quarter of 2018 and 2.9% for the first quarter of 2017. Our ten largest and 100 largest clients represented 19.8% and 52.0% of our revenue for the first quarter of 2018, respectively, and 19.2% and 53.2% of our revenue for the first quarter of 2017, respectively.
Driven by our clients’ continuous demand for more effective and efficient marketing activities, we strive to provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. These services include advertising, branding, content marketing, corporate social responsibility consulting, crisis communications, custom publishing, data analytics, database management, digital/direct marketing, digital transformation, entertainment marketing, experiential marketing, field marketing, financial/corporate business-to-business advertising, graphic arts/digital imaging, healthcare marketing and communications, in-store design, interactive marketing, investor relations, marketing research, media planning and buying, merchandising and point of sale, mobile marketing, multi-cultural marketing, non-profit marketing, organizational communications, package design, product placement, promotional marketing, public affairs, public relations, retail marketing, sales support, search engine marketing, shopper marketing, social media marketing and sports and event marketing.
In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following categories: advertising, CRM, which includes CRM Consumer Experience and CRM Execution & Support, public relations and healthcare.

Revenue and organic growth, expressed as a percentage and excluding the impact of ASC 606, in our service disciplines for the quarter ended March 31, 2018 compared to 2017 was (in millions):

	Three Months Ended March 31,
	2018		2017
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising	$1,901.3	52.4%	$1,929.0	53.8%	$(27.7)	1.6%
CRM Consumer Experience	634.9	17.5%	613.5	17.1%	21.4	6.9%
CRM Execution & Support	508.6	14.0%	489.3	13.6%	19.3	1.2%
Public Relations	346.3	9.5%	335.1	9.3%	11.2	0.7%
Healthcare	238.5	6.6%	220.5	6.2%	18.0	2.7%
	$3,629.6		$3,587.4		$42.2	2.4%

We provide services to clients that operate in various industry sectors. Revenue by sector for the first quarter of 2018 and 2017 was:

	2018	2017
Food and Beverage	13%	13%
Consumer Products	9%	9%
Pharmaceuticals and Health Care	12%	12%
Financial Services	8%	7%
Technology	9%	9%
Auto	10%	9%
Travel and Entertainment	7%	7%
Telecommunications	5%	5%
Retail	6%	6%
Other	21%	23%
Operating Expenses
Operating expenses for the first quarter of 2018 compared to the first quarter of 2017 were (in millions):

	Three Months Ended March 31,
	2018		2017		2018 vs. 2017
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$3,629.6		$3,587.4		$42.2	1.2%
Operating Expenses:
Salary and service costs	2,712.8	74.7%	2,688.4	74.9%	24.4	0.9%
Occupancy and other costs	320.3	8.8%	302.0	8.4%	18.3	6.1%
Cost of services	3,033.1		2,990.4		42.7	1.4%
Selling, general and administrative expenses	105.4	2.9%	108.6	3.0%	(3.2)	(2.9)%
Depreciation and amortization	69.4	1.9%	72.7	2.0%	(3.3)	(4.5)%
	3,207.9	88.4%	3,171.7	88.4%	36.2	1.1%
Operating Profit	$421.7	11.6%	$415.7	11.6%	$6.0	1.4%
Operating expenses increased 1.1% in the first quarter of 2018 compared to the first quarter of 2017, but were flat as a percentage of revenue compared to the prior period. Salary and service costs, which tend to fluctuate with changes in revenue, increased $24.4 million, or 0.9%, in the first quarter of 2018 compared to the first quarter of 2017, which includes the impact of the adoption of ASC 606 that reduced salary and service costs by $36.0 million. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased $18.3 million, or 6.1%, in the first quarter of 2018 compared to the first quarter of 2017 primarily due to the effects of changes in foreign exchange rates. Operating margin and EBITA margin were unchanged period-over-period at 11.6% and 12.4%, respectively.

Net Interest Expense
Net interest expense increased $1.5 million period-over-period to $46.9 million in the first quarter of 2018. Interest expense on debt increased $2.6 million to $56.1 million in the first quarter of 2018, primarily due to a reduced benefit from the fixed-to-floating interest rate swaps resulting from higher rates on the floating rate leg. At March 31, 2018, our debt portfolio was approximately 75% fixed rate obligations and 25% floating rate obligations and was unchanged from December 31, 2017. Note 6 to the unaudited consolidated financial statements includes a discussion of our interest rate swaps. Interest expense in the first quarter of 2018 and 2017 includes the reclassification of $6.2 million and $5.8 million, respectively, of interest costs and amortization of pension and other postemployment costs in connection with the adoption of ASU 2017-07 (see Note 1 to the unaudited consolidated financial statements). Interest income increased $1.5 million in the first quarter of 2018 compared to the prior year period due to higher interest earned on cash held by our international treasury centers.
Income Taxes
Our effective tax rate for the first quarter of 2018, decreased period-over-period to 24.3% from 29.2%. The decrease was primarily attributable to the reduction of the U.S. federal statutory income tax rate to 21% from 35% resulting from the Tax Act. In addition, income tax expense was reduced by approximately $13 million, primarily as a result of the successful resolution of foreign tax claims during the quarter. For the year, we expect that the benefit from the Tax Act will reduce our effective tax rate by approximately 4% compared to 32.4% in 2017, excluding the net increase in tax expense recorded in 2017 for the impact of the Tax Act and excluding the impact of the tax benefits realized in 2017 from share-based compensation. We cannot predict the impact on our 2018 effective tax rate from share-based compensation because it is subject to changes in our share price and the impact of future stock option exercises.
Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the first quarter of 2018 increased $22.3 million, or 9.2%, to $264.1 million from $241.8 million in the first quarter of 2017. The period-over-period increase is due to the factors described above. Diluted net income per share - Omnicom Group Inc. increased 11.8% to $1.14 in the first quarter of 2018, compared to $1.02 in the first quarter of 2017, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards and stock option exercises and shares issued under our employee stock purchase plan.
CRITICAL ACCOUNTING POLICIES
For a more complete understanding of our accounting policies, the unaudited consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, readers are encouraged to consider this information together with our discussion of our critical accounting policies under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 10-K.
NEW ACCOUNTING STANDARDS
See Note 3 to the unaudited consolidated financial statements for additional information.
LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements
Our primary liquidity sources are our operating cash flow, cash and cash equivalents and short-term investments. Additional liquidity sources include our credit facilities and commercial paper program, and access to the capital markets. At March 31, 2018, we have a $2.5 billion revolving credit facility, or Credit Facility, expiring on July 31, 2021, uncommitted credit lines aggregating $1.2 billion and the ability to issue up to $2 billion of commercial paper. Our liquidity funds our non-discretionary cash requirements and our discretionary spending.
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
Cash and cash equivalents decreased $1.2 billion from December 31, 2017 and short-term investments increased $1.5 million from December 31, 2017. During the first three months of 2018, we used $620.8 million of cash in operating activities, which included the use for operating capital of $996.1 million, which typically occurs in the first half of the year. Our discretionary spending during the first three months of 2018 was: capital expenditures of $36.2 million; dividends paid to common shareholders of $138.9 million; dividends paid to shareholders of noncontrolling interests of $16.3 million; repurchases of our common stock, net of proceeds from stock option exercises and related tax benefits and common stock sold to our employee stock purchase plan, of $229.4 million; and acquisition payments, including payment of contingent purchase price obligations and acquisition of additional shares of noncontrolling interests, net of cash acquired, of $206.5 million.
Cash Management
Our regional treasury centers in North America, Europe and Asia manage our cash and liquidity. Each day, operations with excess funds invest these funds with their regional treasury center. Likewise, operations that require funds borrow from their regional treasury center. The treasury centers aggregate the net position which is either invested with or borrowed from third parties. To the extent that our treasury centers require liquidity, they can issue up to a total of $2 billion of U.S. Dollar-denominated commercial paper or borrow under the Credit Facility or the uncommitted credit lines. This process enables us to manage our debt more efficiently and utilize our cash more effectively, as well as manage our risk to foreign exchange rate imbalances. In countries where we either do not conduct treasury operations or it is not feasible for one of our treasury centers to fund net borrowing requirements on an intercompany basis, we arrange for local currency uncommitted credit lines.
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
At March 31, 2018, our foreign subsidiaries held approximately $1.0 billion of our total cash and cash equivalents of $2.6 billion. Most of the cash is available to us, net of any foreign withholding taxes payable upon repatriation to the United States.
Our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents and short-term investments, at March 31, 2018 increased $1,195.3 million as compared to December 31, 2017. The increase in net debt is due to a decrease in cash and cash equivalents and short-term investments of $1,226.4 million primarily arising from the unfavorable change in our operating capital of $996.1 million, which typically occurs in the first half of the year.
The components of net debt as of March 31, 2018, December 31, 2017 and March 31, 2017 were (in millions):

	March 31, 2018	December 31, 2017	March 31, 2017
Short- term debt	$8.6	$11.8	$28.6
Long-term debt, including current portion	4,885.0	4,912.9	4,914.5
Total debt	4,893.6	4,924.7	4,943.1
Cash and cash equivalents and short-term investments	2,570.0	3,796.4	2,485.8
Net debt	$2,323.6	$1,128.3	$2,457.3
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

Debt Instruments and Related Covenants
At March 31, 2018, the total principal amount of our fixed rate senior notes was $4.9 billion, and the total notional amount of the fixed-to-floating interest rate swaps was $1.25 billion. The interest rate swaps have the economic effect of converting our debt portfolio to approximately 75% fixed rate obligations and 25% floating rate obligations.

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
The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At March 31, 2018, we were in compliance with these covenants as our Leverage Ratio was 2.1 times and our Interest Coverage Ratio was 10.4 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
At March 31, 2018, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody's. Our access to the commercial paper market and the cost of these borrowings are affected by our credit ratings and market conditions. Our senior notes and Credit Facility do not contain provisions that require acceleration of cash payments in the event our debt credit ratings are downgraded.

Credit Markets and Availability of Credit
We typically fund our day-to-day liquidity by issuing commercial paper. Additional liquidity sources include our Credit Facility or the uncommitted credit lines. At March 31, 2018, there were no outstanding commercial paper issuances or borrowings under the Credit Facility or the uncommitted credit lines.
Commercial paper activity for the quarters ended March 31, 2018 and 2017 was (dollars in millions):

	2018	2017
Average amount outstanding during the quarter	$305.4	$362.6
Maximum amount outstanding during the quarter	$971.5	$791.9
Average days outstanding	3.9	7.3
Weighted average interest rate	1.84%	0.97%
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
CREDIT RISK
We provide advertising, marketing and corporate communications services to several thousand clients that operate in nearly every sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client represented 3.1% of our revenue for the first three months of 2018. However, during periods of economic downturn, the credit profiles of our clients could change.
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

Our 2017 10-K provides a detailed discussion of the market risks affecting our operations. No material change has occurred in our market risks since the disclosure contained in our 2017 10-K. See our discussion regarding current economic conditions in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Executive Summary and Liquidity and Capital Resources sections.
ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2018, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of March 31, 2018. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in our 2017 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2017, dated February 15, 2018.

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
Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A in our 2017 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common stock repurchases during the three months ended March 31, 2018 were:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2018	71,098	$75.92	—	—
February 1 - 28, 2018	19,097	77.30	—	—
March 1 - 31, 2018	3,074,487	73.46	—	—
	3,164,682	$73.54	—	—

During the three months ended March 31, 2018, we purchased 3,065,000 shares of our common stock in the open market for general corporate purposes and withheld 99,682 shares from employees to satisfy estimated statutory income tax obligations related to stock option exercises and vesting of restricted stock. The value of the common stock withheld was based on the closing price of our common stock on the applicable exercise or vesting date.

There were no unregistered sales of our equity securities during the three months ended March 31, 2018.
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

OMNICOM GROUP INC.
Date:	April 17, 2018	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)