Form 10-Q
period 2018-06-30
OMNICOM GROUP INC.
filed 2018-07-17
CIK 29989

____________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
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
_________________________
As of July 11, 2018, there were 224,372,758 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,913.3	$3,796.0
Short-term investments, at cost	5.4	0.4
Accounts receivable, net of allowance for doubtful accounts of $24.7 and $32.1	6,760.5	8,083.8
Work in process	1,353.5	1,110.6
Other current assets	1,197.4	1,125.2
Total Current Assets	11,230.1	14,116.0
Property and Equipment at cost, less accumulated depreciation of $1,275.8 and $1,279.2	697.2	690.9
Equity Method Investments	120.3	120.3
Goodwill	9,442.6	9,337.5
Intangible Assets, net of accumulated amortization of $727.1 and $879.9	377.7	368.4
Other Assets	301.6	298.1
TOTAL ASSETS	$22,169.5	$24,931.2
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$9,568.1	$11,574.6
Customer advances	1,147.1	1,266.7
Short-term debt	20.8	11.8
Taxes payable	263.4	330.0
Other current liabilities	1,618.5	1,925.8
Total Current Liabilities	12,617.9	15,108.9
Long-Term Debt	4,866.8	4,912.9
Long-Term Liabilities	1,196.4	1,091.2
Deferred Tax Liabilities	451.0	483.6
Commitments and Contingent Liabilities (Note 11)
Temporary Equity - Redeemable Noncontrolling Interests	178.5	182.4
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	44.6	44.6
Additional paid-in capital	811.5	828.3
Retained earnings	6,587.7	6,210.6
Accumulated other comprehensive income (loss)	(1,167.3)	(963.0)
Treasury stock, at cost	(3,955.1)	(3,505.4)
Total Shareholders’ Equity	2,321.4	2,615.1
Noncontrolling interests	537.5	537.1
Total Equity	2,858.9	3,152.2
TOTAL LIABILITIES AND EQUITY	$22,169.5	$24,931.2

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$3,859.6	$3,790.1	$7,489.2	$7,377.6
Operating Expenses:
Salary and service costs	2,772.9	2,731.7	5,485.7	5,420.2
Occupancy and other costs	319.6	305.7	639.9	607.6
Cost of services	3,092.5	3,037.4	6,125.6	6,027.8
Selling, general and administrative expenses	117.4	110.1	222.9	218.8
Depreciation and amortization	67.4	71.1	136.8	143.8
	3,277.3	3,218.6	6,485.3	6,390.4
Operating Profit	582.3	571.5	1,003.9	987.2
Interest Expense	66.4	62.8	128.6	121.9
Interest Income	13.9	11.5	29.3	25.3
Income Before Income Taxes and Income From Equity Method Investments	529.8	520.2	904.6	890.6
Income Tax Expense	136.7	166.7	227.7	274.7
Income From Equity Method Investments	1.7	1.6	2.6	1.6
Net Income	394.8	355.1	679.5	617.5
Net Income Attributed To Noncontrolling Interests	30.6	26.5	51.2	47.1
Net Income - Omnicom Group Inc.	$364.2	$328.6	$628.3	$570.4
Net Income Per Share - Omnicom Group Inc.:
Basic	$1.61	$1.41	$2.75	$2.44
Diluted	$1.60	$1.40	$2.73	$2.42

Dividends Declared Per Common Share	$0.60	$0.55	$1.20	$1.10

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income	$394.8	$355.1	$679.5	$617.5
Other Comprehensive Income:
Cash flow hedge:
Amortization of loss included in interest expense	1.4	1.4	2.8	2.8
Income tax effect	(0.4)	(0.6)	(0.8)	(1.2)
	1.0	0.8	2.0	1.6
Defined benefit pension plans and postemployment arrangements:
Amortization of prior service cost	1.9	2.2	3.9	4.2
Amortization of actuarial losses	2.2	1.7	4.2	3.6
Income tax effect	(1.3)	(1.9)	(2.4)	(3.6)
	2.8	2.0	5.7	4.2
Available-for-sale securities:
Unrealized gain for the period	—	0.3	—	0.5
Income tax effect	—	(0.1)	—	(0.2)
Reclassification	—	—	0.3	—
	—	0.2	0.3	0.3
Foreign currency translation adjustment	(325.8)	140.1	(237.1)	254.8
Other Comprehensive Income	(322.0)	143.1	(229.1)	260.9
Comprehensive Income	72.8	498.2	450.4	878.4
Comprehensive Income Attributed To Noncontrolling Interests	0.9	28.5	26.5	63.9
Comprehensive Income - Omnicom Group Inc.	$71.9	$469.7	$423.9	$814.5

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$679.5	$617.5
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	82.3	84.9
Amortization of intangible assets	54.5	58.9
Share-based compensation	35.1	40.0
Other, net	7.5	(3.8)
Use of operating capital	(1,431.8)	(1,128.5)
Net Cash Used In Operating Activities	(572.9)	(331.0)
Cash Flows from Investing Activities:
Capital expenditures	(89.8)	(67.9)
Acquisition of businesses and interests in affiliates, net of cash acquired	(207.3)	(19.5)
Sale of investments	4.0	25.4
Net Cash Used In Investing Activities	(293.1)	(62.0)
Cash Flows from Financing Activities:
Change in short-term debt	9.7	(10.2)
Dividends paid to common shareholders	(278.1)	(260.7)
Repurchases of common stock	(469.2)	(474.7)
Proceeds from stock plans	6.5	6.5
Acquisition of additional noncontrolling interests	(40.3)	(8.0)
Dividends paid to noncontrolling interest shareholders	(57.3)	(67.3)
Payment of contingent purchase price obligations	(51.3)	(71.2)
Other, net	(22.4)	(17.1)
Net Cash Used In Financing Activities	(902.4)	(902.7)
Effect of foreign exchange rate changes on cash and cash equivalents	(114.3)	127.5

Net Decrease in Cash and Cash Equivalents	(1,882.7)	(1,168.2)
Cash and Cash Equivalents at the Beginning of Period	3,796.0	3,002.2
Cash and Cash Equivalents at the End of Period	$1,913.3	$1,834.0

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
Effective January 1, 2018, we adopted FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. In accordance with ASC 606, we changed certain characteristics of our revenue recognition accounting policy as described below. ASC 606 was applied using the modified retrospective method, where the cumulative effect of the initial application was recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, or ASC 605.
The impact of the adoption of ASC 606 on revenue, operating expenses and operating profit for the three and six months ended June 30, 2018 was (in millions):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Adjustments	Amounts without the Adoption of ASC 606	As Reported	Adjustments	Amounts without the Adoption of ASC 606
Revenue	$3,859.6	$49.0	$3,908.6	$7,489.2	$91.4	$7,580.6
Operating Expenses	3,277.3	41.5	3,318.8	6,485.3	77.4	6,562.7
Operating Profit	582.3	7.5	589.8	1,003.9	14.0	1,017.9
The impact of the adoption of ASC 606 on net income - Omnicom Group Inc., diluted net income per share - Omnicom Group Inc. and the unaudited consolidated financial statements was not material.
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
Effective January 1, 2018, we adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01, which revised the classification and measurement of investments in equity securities. ASU 2016-01 requires that equity investments, except those accounted for under the equity method of accounting, be measured at fair value and changes in fair value are recognized in net income, and provides a new measurement alternative for equity investments that do not have a readily determinable fair value (cost method investments). These investments are measured at cost, less any impairment, adjusted for observable price changes and, upon adoption, we elected to record our equity investments that do not have a readily determinable fair value using the alternative measurement method. We adopted ASU 2016-01 using the modified retrospective method and, accordingly, we recorded a cumulative effect adjustment to increase opening retained earnings at January 1, 2018 by $4.1 million.
Effective January 1, 2018, we adopted ASU 2017-07, Compensation - Retirement Benefits, or ASU 2017-07, which requires that only the service cost component of periodic benefit cost is recorded in salary and service cost. All other components of net periodic benefit cost are excluded from operating profit. The adoption of ASU 2017-07 increased operating profit for the six months ended June 30, 2018 by $12.3 million but had no effect on income before income taxes and income from equity method investments, net income - Omnicom Group Inc. or net income per share - Omnicom Group Inc. ASU 2017-07 was applied retrospectively, and accordingly, for the six months ended June 30, 2017, we reclassified $11.7 million from salary and service costs to interest expense.
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
Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We measure revenue based on the consideration specified in the client arrangement, and revenue is recognized when the performance obligations are satisfied. A performance obligation is a promise in a contract to transfer a distinct service to the customer. If the services are not distinct or a series of services are substantially the same, they should be combined as a single performance obligation. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as, the customer receives the benefit of the performance obligation. Clients typically receive the benefit of our services as they are performed. Substantially all our client contracts provide that we are compensated for services performed to date.
For short-term contracts, generally less than 90 days, we do not consider the underlying services as separate or distinct performance obligations because our services are highly interrelated, occur in close proximity, and the integration of the various components of a marketing message is essential to our services. As described below, in certain long-term client contracts, generally up to one year, the performance obligation is a stand-ready obligation where we may combine similar performance obligations into a single performance obligation. When not structured as a stand-ready obligation, we consider our services distinct performance obligations and allocate the fee to each separate service based on their stand-alone selling price.
Substantially all our revenue is recognized over time, as the services are performed. For fixed fee contracts with either a single performance obligation, or multiple performance obligations, revenue is recognized over time using input measures that correspond to the effort expended, including direct labor and materials and third-party costs to satisfy the performance obligation, which often coincide with the right to invoice the customer. For certain retainer contracts, we have a stand-ready obligation to perform services on an ongoing basis over the life of the contract, typically for periods up to one year. The scope of these arrangements is broad and generally there are no significant gaps in performing the services. In these instances, we recognize revenue using a time-based measure resulting in a straight-line revenue recognition. From time to time, there may be changes in the client service requirements during the term of the contract and the changes could be significant. These changes are typically negotiated as new contracts covering the additional requirements and the associated costs, as well as additional fees for the incremental work to be performed.

For certain other contracts where our performance obligations are satisfied in phases, we recognize revenue over time using certain output measures based on the measurement of the value transferred to the customer, including milestones achieved. Revenue for commissions on purchased media is recognized at a point in time, typically when the media is run.
In substantially all our businesses, we incur third-party-costs on behalf of clients, including direct costs and incidental, or out-of-pocket, costs. Direct costs incurred in connection with the creation and delivery of advertising or marketing communication services include, among others: purchased media, studio production services, specialized talent, including artists and other freelance labor, event marketing supplies, materials and services, promotional items, market research and third-party data, and other related expenditures. Out-of-pocket costs include, among others: transportation, hotel, meals, and telecommunication charges. These costs are included in revenue since we control the goods or services prior to delivery to the client.
However, the inclusion of direct costs in revenue depends on whether we act as a principal or as an agent in the client arrangement. In the majority of our businesses, we act as an agent and arrange, at the client's direction, for third-parties to perform certain services. In these cases, we do not control the goods or services prior to the transfer to the client. As a result, revenue is recorded net of these costs, equal to the amount retained for our fee or commission.
In certain arrangements, we typically act as principal when contracting for third-party services on behalf of our clients in our events, field marketing and certain specialty marketing businesses within our CRM disciplines, as well as certain media buying efforts. We act as principal when we are responsible for directing and integrating third-party vendors to fulfill our performance obligation at the agreed upon fee, and thus take pricing risk under the terms of the client contract. In these circumstances we control the specified goods or services, including out-of-pocket costs, prior to the transfer to the client. Therefore, we record revenue at the gross amount billed including these costs.
Some of our client arrangements include variable consideration provisions, which include performance incentives, tiered commission structures and vendor rebates in certain markets outside of the United States. Variable consideration is estimated and included in total consideration at contract inception based on either the expected value method or the most likely outcome method. These estimates are based on historical award experience, anticipated performance and other factors known at the time. Performance incentives are typically recognized in revenue over time. In some cases, primarily related to variable fee structures in our media businesses, the amount of variable consideration is considered to be constrained and is not recognized in revenue until the point in time it is determined that a significant reversal of revenue will not occur. Variable consideration for our media businesses, including commission revenue, is recognized when it is probable that the media will be run, including when it is not subject to cancellation by the client. In addition, when we receive rebates or credits from vendors for transactions entered into on behalf of clients, they are remitted to the clients in accordance with contractual requirements or retained by us based on the terms of the client contract or local law. Amounts passed on to clients are recorded as a liability and amounts retained by us are recorded as revenue when earned, which is typically when the media is run.
Nature of our services
We provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. Our branded networks and agencies operate in all major markets and provide services in the following fundamental disciplines: advertising, customer relationship management, or CRM, public relations, and healthcare. Advertising includes creative content development, as well as strategic media planning and buying and data analytics. CRM is grouped into two separate categories: CRM Consumer Experience, which includes Omnicom’s Precision Marketing Group and digital/direct agencies, as well as our branding, shopper marketing and experiential marketing agencies; and CRM Execution & Support, which includes field marketing, sales support, merchandising and point of sale, as well as other specialized marketing and custom communications services. Public relations services include corporate communications, crisis management, public affairs, media and media relations services and content marketing. Healthcare includes advertising and media services to global healthcare clients. At the core of all our services is the ability to create or develop a client’s marketing or corporate communications message into content that can be delivered to a target audience across different communications mediums. Our client-centric business model requires that multiple agencies within Omnicom collaborate in formal and informal virtual client networks utilizing our key client matrix organization structure. This collaboration allows us to cut across our internal organizational structures to execute our clients’ marketing requirements in a consistent and comprehensive manner. In addition to collaborating through our client service models, our agencies and networks collaborate across technology platforms. Annalect, our data and analytics platform, serves as the strategic foundation for all of our agencies and networks to share when developing client service strategies across our virtual networks. Omni, our people-based precision marketing and insights platform, identifies and defines personalized consumer experiences at scale across creative, media and CRM, as well as other practice areas.

Revenue by discipline for the three and six months ended June 30, 2018 and 2017 was (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2018 Excluding Impact of Adoption of ASC 606	2017	2018	2018 Excluding Impact of Adoption of ASC 606	2017
Advertising	$2,067.6	$2,073.8	$2,027.2	$3,968.9	$3,982.7	$3,956.2
CRM Consumer Experience	660.0	704.1	654.7	1,294.9	1,372.3	1,268.3
CRM Execution & Support	498.7	497.2	517.3	1,007.2	1,007.1	1,006.6
Public Relations	362.7	362.9	350.3	709.1	709.3	685.4
Healthcare	270.6	270.6	240.6	509.1	509.2	461.1
	$3,859.6	$3,908.6	$3,790.1	$7,489.2	$7,580.6	$7,377.6
Economic factors affecting our revenue
Global economic conditions have a direct impact on our revenue. Adverse economic conditions pose a risk that our clients may reduce, postpone or cancel spending for our services, which would impact our revenue.
Revenue in our principal geographic markets for the three and six months ended June 30, 2018 and 2017 was (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2018 Excluding Impact of Adoption of ASC 606	2017	2018	2018 Excluding Impact of Adoption of ASC 606	2017
Americas:
North America	$2,097.4	$2,144.6	$2,175.6	$4,083.1	$4,167.3	$4,314.9
Latin America	115.1	115.2	121.2	223.5	223.3	227.8
EMEA:
Europe	1,142.6	1,145.2	1,012.5	2,212.7	2,220.8	1,900.2
Middle East and Africa	70.2	70.2	75.5	143.6	143.6	154.4
Asia Pacific	434.3	433.4	405.3	826.3	825.6	780.3
	$3,859.6	$3,908.6	$3,790.1	$7,489.2	$7,580.6	$7,377.6
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
Contract assets and liabilities
Contract assets (work in process) and contract liabilities (customer advances) at June 30, 2018, December 31, 2017 and June 30, 2017 were (in millions):

	June 30, 2018	December 31, 2017	June 30, 2017
Contract assets (Work in process):
Unbilled fees and costs	$709.2	$546.3	$752.7
Media, production and other costs	644.3	564.3	648.9
	$1,353.5	$1,110.6	$1,401.6

Contract liabilities (Customer advances)	$1,147.1	$1,266.7	$1,141.1
Contract assets consist of accrued costs incurred on behalf of customers, including media and production costs, and fees and other third-party costs that have not yet been billed. Media and production costs are billed during the production process in accordance with the terms of the client contract. Unbilled fees and costs are in the process of being billed to clients, typically within the next 30 days or in accordance with the terms of the client contract. The contract liability represents advance billings to customers in accordance with the terms of the client contracts, primarily for the reimbursement of third-party costs that are generally incurred in the near term. There were no impairment losses to the contract assets recorded in 2018.

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
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax effects from Accumulated Other Comprehensive Income, or ASU 2018-02, which requires the reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects arising from the change in the reduction of the U.S. federal statutory income tax rate to 21% from 35%. The tax effects of items included in accumulated comprehensive income at December 31, 2017 do not reflect the appropriate tax rate. ASU 2018-02 is effective for interim and annual periods beginning after December 15, 2018. We will adopt ASU 2018-02 on January 1, 2019. The adoption of ASU 2018-02 will result in a reclassification between accumulated other comprehensive income and retained earnings, and will have no impact on our results of operations or financial position.
4. Net Income per Share
The computations of basic and diluted net income per share for the three and six months ended June 30, 2018 and 2017 were (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income Available for Common Shares:
Net income - Omnicom Group Inc.	$364.2	$328.6	$628.3	$570.4
Net income allocated to participating securities	(0.1)	(0.5)	(0.1)	(1.0)
	$364.1	$328.1	$628.2	$569.4
Weighted Average Shares:
Basic	226.8	232.1	228.5	233.3
Dilutive stock options and restricted shares	1.3	1.9	1.3	1.9
Diluted	228.1	234.0	229.8	235.2

Anti-dilutive stock options and restricted shares	1.0	1.0	1.0	1.0
Net Income per Share - Omnicom Group Inc.:
Basic	$1.61	$1.41	$2.75	$2.44
Diluted	$1.60	$1.40	$2.73	$2.42

5. Goodwill and Intangible Assets
Goodwill and intangible assets at June 30, 2018 and December 31, 2017 were (in millions):

	2018			2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Goodwill	$9,961.8	$(519.2)	$9,442.6	$9,871.8	$(534.3)	$9,337.5
Intangible assets:
Purchased and internally developed software	$369.2	$(312.0)	$57.2	$368.2	$(303.0)	$65.2
Customer related and other	735.6	(415.1)	320.5	880.1	(576.9)	303.2
	$1,104.8	$(727.1)	$377.7	$1,248.3	$(879.9)	$368.4
Changes in goodwill for the six months ended June 30, 2018 and 2017 were (in millions):

	2018	2017
January 1	$9,337.5	$8,976.1
Acquisitions	164.9	15.8
Noncontrolling interests in acquired businesses	55.7	14.5
Contingent purchase price of acquired businesses	57.5	8.5
Foreign currency translation and other	(173.0)	167.1
June 30	$9,442.6	$9,182.0
6. Debt
Credit Facilities
At June 30, 2018, our short-term liquidity sources include a $2.5 billion revolving credit facility, or Credit Facility, expiring on July 31, 2021, uncommitted credit lines aggregating $1.2 billion and the ability to issue up to $2 billion of commercial paper.
There were no outstanding commercial paper issuances or borrowings under the Credit Facility or the uncommitted credit lines at June 30, 2018 and December 31, 2017. Available and unused credit lines at June 30, 2018 and December 31, 2017 were (in millions):

	2018	2017
Credit Facility	$2,500.0	$2,500.0
Uncommitted credit lines	1,220.8	1,181.0
Available and unused credit lines	$3,720.8	$3,681.0
The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At June 30, 2018 we were in compliance with these covenants as our Leverage Ratio was 2.1 times and our Interest Coverage Ratio was 10.3 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
Short-Term Debt
Short-term debt at June 30, 2018 and December 31, 2017 was $20.8 million and $11.8 million, respectively, consisting of bank overdrafts and short-term borrowings of our international subsidiaries. Due to the short-term nature of this debt, carrying value approximates fair value.

Long-Term Debt
Long-term debt at June 30, 2018 and December 31, 2017 was (in millions):

	2018	2017
6.25% Senior Notes due 2019	$500.0	$500.0
4.45% Senior Notes due 2020	1,000.0	1,000.0
3.625% Senior Notes due 2022	1,250.0	1,250.0
3.65% Senior Notes due 2024	750.0	750.0
3.60% Senior Notes due 2026	1,400.0	1,400.0
	4,900.0	4,900.0
Unamortized premium (discount), net	5.6	6.2
Unamortized debt issuance costs	(18.3)	(20.3)
Unamortized deferred gain from settlement of interest rate swaps	57.2	66.4
Fair value adjustment attributed to outstanding interest rate swaps	(77.7)	(39.4)
	4,866.8	4,912.9
Current portion	—	—
Long-term debt	$4,866.8	$4,912.9
Omnicom and its wholly owned finance subsidiary, Omnicom Capital Inc., or OCI, are co-obligors under all the senior notes. The senior notes are a joint and several liability of us and OCI, and we unconditionally guarantee OCI’s obligations with respect to the senior notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets primarily consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries, and the related interest receivable. There are no restrictions on the ability of OCI or us to obtain funds from our subsidiaries through dividends, loans or advances. Our senior notes are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness.
At June 30, 2018, we recorded a long-term liability of $36.3 million in connection with the $750 million fixed-to-floating interest rate swap on our 3.65% Senior Notes due 2024, or 2024 Notes, and a long-term liability of $41.4 million in connection with the $500 million fixed-to-floating interest rate swap on our 3.60% Senior Notes due 2026, or 2026 Notes. The liabilities represent the fair value of the swaps on the 2024 Notes and 2026 Notes that was substantially offset by the change in the fair value of the notes. The fixed-to-floating interest rate swaps have the economic effect of converting our debt portfolio to approximately 75% fixed rate obligations and 25% floating rate obligations.
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

Revenue and long-lived assets and goodwill by geographic region at and for the three and six months ended June 30, 2018 and 2017 were (in millions):

	Americas	EMEA	Asia Pacific
2018
Revenue - Three months ended	$2,212.5	$1,212.8	$434.3
Revenue - Six months ended	4,306.6	2,356.3	826.3
Long-lived assets and goodwill	6,825.4	2,757.9	556.5
2017
Revenue - Three months ended	$2,296.8	$1,088.0	$405.3
Revenue - Six months ended	4,542.7	2,054.6	780.3
Long-lived assets and goodwill	6,654.2	2,678.0	537.5
The Americas comprises North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA comprises Europe, the Middle East and Africa. Asia Pacific comprises Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for the three and six months ended June 30, 2018 and 2017 was $1,990.8 million and $3,871.9 million and $2,060.9 million and $4,072.7 million, respectively. The reduction in revenue in 2018 for the Americas primarily reflects the sale of our specialty print media business in the second quarter of 2017.
8. Income Taxes
Our effective tax rate for the six months ended June 30, 2018, decreased period-over-period to 25.2% from 30.8%. The decrease was primarily attributable to the reduction of the U.S. federal statutory income tax rate to 21% from 35% resulting from the Tax Cuts and Jobs Act, or Tax Act, which was enacted in December 2017. In addition, income tax expense in the six months of 2018 was reduced by approximately $25 million, primarily as a result of the successful resolution of foreign tax claims and a reduction of the expected incremental U.S. income tax applied against our overall foreign earnings.
At June 30, 2018, our unrecognized tax benefits were $166.3 million. Of this amount, approximately $149.0 million would affect our effective tax rate upon resolution of the uncertain tax positions.
9. Pension and Other Postemployment Benefits
Effective January 1, 2018, we retrospectively adopted ASU 2017-07 (see Note 1). As a result, only the service cost component of periodic benefit cost is recorded in salary and service cost and all other components of net periodic benefit cost are included in interest expense.
Defined Benefit Pension Plans
The components of net periodic benefit expense for the six months ended June 30, 2018 and 2017 were (in millions):

	2018	2017
Service cost	$4.0	$5.3
Interest cost	3.6	3.5
Expected return on plan assets	(1.4)	(1.4)
Amortization of prior service cost	2.2	2.4
Amortization of actuarial losses	3.3	3.1
	$11.7	$12.9
We contributed $1.1 million and $0.7 million to our defined benefit pension plans in the six months ended June 30, 2018 and 2017, respectively.

Postemployment Arrangements
The components of net periodic benefit expense for the six months ended June 30, 2018 and 2017 were (in millions):

	2018	2017
Service cost	$2.4	$2.2
Interest cost	1.8	1.8
Amortization of prior service cost	1.7	1.8
Amortization of actuarial losses	0.9	0.5
	$6.8	$6.3
10. Supplemental Cash Flow Data
The use of operating capital for the six months ended June 30, 2018 and 2017 was (in millions):

	2018	2017
(Increase) decrease in accounts receivable	$1,173.6	$460.3
(Increase) decrease in work in process and other current assets	(354.4)	(277.5)
Increase (decrease) in accounts payable	(1,803.2)	(785.9)
Increase (decrease) in customer advances, taxes payable and other current liabilities	(459.3)	(490.5)
Change in other assets and liabilities, net	11.5	(34.9)
	$(1,431.8)	$(1,128.5)

Income taxes paid	$276.4	$339.0
Interest paid	$115.4	$111.2
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

12. Equity
Changes in accumulated other comprehensive income (loss), net of income taxes, for the six months ended June 30, 2018 and 2017 were (in millions):

2018	Cash Flow Hedge	Available-for-Sale Securities	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
January 1	$(26.3)	$(0.3)	$(88.4)	$(848.0)	$(963.0)
Other comprehensive income (loss) before reclassifications	—	—	—	(212.3)	(212.3)
Reclassification from accumulated other comprehensive income (loss)	2.0	0.3	5.7	—	8.0
June 30	$(24.3)	$—	$(82.7)	$(1,060.3)	$(1,167.3)

2017
January 1	$(29.5)	$(0.8)	$(90.6)	$(1,235.1)	$(1,356.0)
Other comprehensive income (loss) before reclassifications	—	0.3	—	237.9	238.2
Reclassification from accumulated other comprehensive income (loss)	1.6	—	4.2	—	5.8
June 30	$(27.9)	$(0.5)	$(86.4)	$(997.2)	$(1,112.0)
13. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017 were (in millions):

2018	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$1,913.3			$1,913.3
Short-term investments	5.4			5.4
Investment in equity securities	1.6			1.6
Foreign currency derivative instruments		$0.2		0.2
Liabilities:
Interest rate and foreign currency derivative instruments		$79.3		$79.3
Contingent purchase price obligations			$235.3	235.3

2017
Assets:
Cash and cash equivalents	$3,796.0			$3,796.0
Short-term investments	0.4			0.4
Investment in equity securities	1.4			1.4
Foreign currency derivative instruments		$1.0		1.0
Liabilities:
Interest rate and foreign currency derivative instruments		$39.5		$39.5
Contingent purchase price obligations			$215.6	215.6

Changes in contingent purchase price obligations for the six months ended June 30, 2018 and 2017 were (in millions):

	2018	2017
January 1	$215.6	$386.1
Acquisitions	79.7	22.2
Revaluation and interest	4.9	(0.4)
Payments	(51.3)	(146.4)
Foreign currency translation	(13.6)	6.7
June 30	$235.3	$268.2
The carrying amount and fair value of our financial assets and liabilities at June 30, 2018 and December 31, 2017 were (in millions):

	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$1,913.3	$1,913.3	$3,796.0	$3,796.0
Short-term investments	5.4	5.4	0.4	0.4
Investment in equity securities	1.6	1.6	1.4	1.4
Foreign currency derivative instruments	0.2	0.2	1.0	1.0
Investment in equity securities without readily determinable fair value	11.9	11.9	14.4	14.4
Liabilities:
Short-term debt	$20.8	$20.8	$11.8	$11.8
Interest rate and foreign currency derivative instruments	79.3	79.3	39.5	39.5
Contingent purchase price obligations	235.3	235.3	215.6	215.6
Long-term debt, including current portion	4,866.8	4,865.1	4,912.9	5,056.9
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
As a leading global advertising, marketing and corporate communications company, we operate in all major markets and have a large and diverse client base. For the six months ended June 30, 2018, our largest client accounted for 2.9% of our revenue and our 100 largest clients, which represent many of the world's major marketers, accounted for approximately 51% of our revenue. Our business is spread across a number of industry sectors with no one industry comprising more than 14% of our revenue for the six months ended June 30, 2018. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
As described in more detail below, for the six months ended June 30, 2018, revenue increased $111.6 million, or 1.5%, compared to the six months ended June 30, 2017. Changes in foreign exchange rates increased revenue $229.9 million, or 3.1%, acquisition revenue, net of disposition revenue, reduced revenue $191.1 million, or 2.6%, reflecting the disposition of certain non-strategic businesses in the past year and organic growth increased revenue $164.2 million, or 2.2%. In addition, the impact of the adoption of ASC 606 (see Note 1 to the unaudited consolidated financial statements) reduced revenue by $91.4 million.
Global economic conditions have a direct impact on our business and financial performance. Adverse global or regional economic conditions pose a risk that our clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications services, which would reduce the demand for our services. Revenue is typically lower in the first and third quarters and higher in the second and fourth quarters, reflecting client spending patterns during the year and additional project work that usually occurs in the fourth quarter. In the first six months of 2018, our agencies in North America continued their uneven performance across our service disciplines. Our businesses in Europe had improved performance. However, the continuing uncertain economic and political conditions in the European Union, or the EU, have been further complicated by the United Kingdom's ongoing negotiations with the European Council to withdraw from the EU. In Brazil, unstable economic and political conditions contributed to the continuing volatility in the market. Most of our businesses in Asia continue their modest growth consistent with recent periods. The economic and fiscal issues facing the countries we operate in can cause economic uncertainty and volatility; however, the impact on our business varies by country. We monitor economic conditions closely, as well as client revenue levels and other factors and, in response to reductions in our client revenue, if necessary, we will take actions available to us to align our cost structure and manage our working capital. There can be no assurance whether, or to what extent, our efforts to mitigate any impact of future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments will be effective.
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

In the near term, barring unforeseen events and excluding the impact of changes in foreign exchange rates, because of continued improvement in operating performance by many of our agencies and new business activities, we expect our revenue to increase modestly for the remainder of 2018 and over the long term to be in excess of the weighted average nominal GDP growth in our major markets. We expect to continue to identify acquisition opportunities intended to build upon the core capabilities of our strategic disciplines and business platforms, expand our operations in high-growth and emerging markets and enhance our capabilities to leverage new technologies that are being used by marketers today.
We continually evaluate our portfolio of businesses to identify areas for investment and acquisition opportunities, as well as to identify non-strategic or underperforming businesses for disposition. We are currently in the process of completing several potential dispositions, primarily in our CRM Execution & Support discipline, the largest of which is a European based sales support business. We are also in the process of completing certain acquisitions primarily in our CRM Consumer Experience discipline. Although this disposition and acquisition activity has not yet been completed, we expect revenue from disposition activity to exceed revenue from acquisition activity for the remainder of 2018. Based on activity expected to be completed prior to September 30, 2018, the net reduction in revenue would approximately (1%) to (1.5)% in third quarter, (3)% in the fourth quarter and (2.5%) for the full year.
We are also in the process of accelerating certain operating efficiency and cost reduction activities which we expect to complete during the third quarter of 2018. We expect the reduction to our earnings for the disposition activity we are considering to be substantially offset by the savings achieved from these operating efficiency and cost reduction activities, as well as any incremental earnings from new acquisition activity. The timing of the currently contemplated dispositions, acquisitions and operating efficiency and cost reduction activity is subject to change.
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
For the quarter ended June 30, 2018, our revenue increased 1.8% compared to the quarter ended June 30, 2017. Changes in foreign exchange rates increased revenue 2.1%, acquisition revenue, net of disposition revenue, reduced revenue 1.0%, and organic growth increased revenue 2.0%. Across our principal regional markets, the changes in revenue were: North America decreased 3.6%, Europe increased 12.8%, Asia Pacific increased 7.2% and Latin America decreased 5.0%. In North America, the decrease in revenue primarily resulted from the impact of the adoption of ASC 606, net disposition activity, and marginally negative performance in the United States and Canada. Revenue growth in the United States was led by our CRM Consumer Experience, public relations and healthcare businesses, and was offset by a decrease in revenue in certain of our advertising and media businesses due to client losses in prior periods, reductions in scope, as well as a change in mix in our programmatic planning and buying business, as some clients shift their preference to purchase this service on an unbundled basis rather than a bundled basis, and negative performance in our CRM Execution & Support discipline. The revenue increase in Europe resulted from strong growth in France and Spain and the continued strengthening of the Euro and the British Pound against the U.S. Dollar, which was partially offset by negative performance in the United Kingdom, or the U.K., relative to a very strong performance in the second quarter of 2017. The decrease in revenue in Latin America was primarily a result the weakening of the Brazilian Real against the U.S. Dollar, which offset modest growth in that region. In Asia Pacific, growth in most countries in the region, especially Australia, China and New Zealand, was partially offset by disposition activity and negative performance in Japan. The change in revenue in the second quarter of 2018 compared to the second quarter of 2017, in our four fundamental disciplines was: Advertising increased 2.0%, CRM Consumer Experience increased 0.8%, CRM Execution & Support decreased 3.6%, Public Relations increased 3.5% and Healthcare increased 12.5%.
For the six months ended June 30, 2018, our revenue increased 1.5% compared to the six months ended June 30, 2017. Changes in foreign exchange rates increased revenue 3.1%, acquisition revenue, net of disposition revenue, reduced revenue 2.6%, and organic growth increased revenue 2.2%. Across our principal regional markets, the changes in revenue were: North America decreased 5.4%, Europe increased 16.4%, Asia Pacific increased 5.9% and Latin America decreased 1.9%. In North America, the decrease in revenue primarily resulted from the disposition of our specialty print media business in the second quarter of 2017, the impact of the adoption of ASC 606 and negative performance in Canada. Revenue growth in the United States was led by our CRM Consumer Experience, public relations and healthcare businesses, and was offset by a decrease in revenue in certain of our advertising and media businesses due to client losses in prior periods, reductions in scope, as well as a change in mix in our programmatic planning and buying business, as some clients shift their preference to purchase this service on an unbundled basis rather than a bundled basis, and negative performance in our CRM Execution & Support discipline. The revenue increase in Europe resulted from strong growth in France and Spain and the continued strengthening of the Euro and the British Pound against the U.S. Dollar. The decrease in revenue in Latin America was primarily a result the weakening of the Brazilian Real against the U.S. Dollar, which offset modest growth in most countries in the region. In Asia Pacific, growth in most countries in the region, especially Australia, China, New Zealand and India, was partially offset by disposition activity. The change in revenue in the six months of 2018 compared to the six months of 2017, in our four fundamental disciplines was: Advertising increased 0.3%, CRM Consumer Experience increased 2.1% CRM Execution & Support increased 0.1%, Public Relations increased 3.5% and Healthcare increased 10.4%.
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
Operating expenses increased 1.8% in second quarter of 2018 compared to the second quarter of 2017, but were unchanged as a percentage of revenue. Salary and service costs, which tend to fluctuate with changes in revenue, increased 1.5%, or $41.2 million, in the second quarter of 2018 compared to the second quarter of 2017. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased 4.5%, or $13.9 million, in the second quarter of 2018 compared to the second quarter of 2017, primarily due to the unfavorable impact from changes in foreign exchange rates. Operating margin and EBITA margin were unchanged period-over-period at 15.1% and 15.8%, respectively.
Operating expenses increased 1.5% in the six months of 2018 compared to the six months of 2017, but were unchanged as a percentage of revenue. Salary and service costs, which tend to fluctuate with changes in revenue, increased 1.2%, or $65.5 million, in the six months of 2018 compared to the six months of 2017. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased 5.3%, or $32.3 million, in the six months of 2018 compared to the six months of 2017, primarily due to the impact from changes in foreign exchange rates. Operating margin was unchanged period-over-period at 13.4%. EBITA margin decreased 0.1% to 14.1% in the six months of 2018 from 14.2% in the six months of 2017.
Net interest expense increased $1.2 million to $52.5 million for the second quarter of 2018 and increased $2.7 million to $99.3 million for the six months of 2018 compared to 2017. Interest expense on debt increased $3.5 million to $60.3 million in the second quarter of 2018 and increased $6.1 million to $116.3 million in the six months of 2018. Interest income for the second quarter and six months of 2018 increased $2.4 million and $4.0 million, respectively, compared to the prior year periods.
Our effective tax rate for the six months ended June 30, 2018, decreased to 25.2% from 30.8%. The decrease was primarily attributable to the reduction of the U.S. federal statutory income tax rate to 21% from 35% resulting from the Tax Cuts and Jobs Act, or Tax Act, which was enacted in December 2017. In addition, income tax expense in the six months of 2018 was reduced by approximately $25 million, primarily as a result of the successful resolution of foreign tax claims and a reduction of the expected incremental U.S. income tax applied against our overall foreign earnings. For the year, we expect that the benefit from the Tax Act will reduce our effective tax rate by approximately 5% compared to 32.4% in 2017, which excludes the net increase in tax expense recorded in 2017 for the impact of the Tax Act and the impact of the tax benefits realized in 2017 from share-based compensation. We cannot predict the impact on our 2018 effective tax rate from share-based compensation because it is subject to changes in our share price and the impact of future stock option exercises.
Net income - Omnicom Group Inc. in the second quarter of 2018 increased $35.6 million, or 10.8%, to $364.2 million from $328.6 million in the second quarter of 2017, and net income - Omnicom Group Inc. in the six months of 2018 increased $57.9 million, or 10.2%, to $628.3 million from $570.4 million in the six months of 2017. The period-over-period increase is due to the factors described above. Diluted net income per share - Omnicom Group Inc. increased 14.3% to $1.60 in the second quarter of 2018, compared to $1.40 in the second quarter of 2017, and diluted net income per share - Omnicom Group Inc. increased 12.8% to $2.73 in the six months of 2018, compared to $2.42 in the six months of 2017, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards, stock option exercises and employee stock purchase plan.

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
The impact of the adoption of ASC 606 on revenue, operating expenses and operating profit for the three and six months ended June 30, 2018 was (in millions):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Adjustments	Amounts without the Adoption of ASC 606	As Reported	Adjustments	Amounts without the Adoption of ASC 606
Revenue	$3,859.6	$49.0	$3,908.6	$7,489.2	$91.4	$7,580.6
Operating Expenses	3,277.3	41.5	3,318.8	6,485.3	77.4	6,562.7
Operating Profit	582.3	7.5	589.8	1,003.9	14.0	1,017.9
The impact of the adoption of ASC 606 on net income - Omnicom Group Inc. and diluted net income per share - Omnicom Group Inc. and the unaudited consolidated financial statements was not material.

RESULTS OF OPERATIONS - Second Quarter 2018 Compared to Second Quarter 2017 (in millions):

	2018	2017
Revenue	$3,859.6	$3,790.1
Operating Expenses:
Salary and service costs	2,772.9	2,731.7
Occupancy and other costs	319.6	305.7
Cost of services	3,092.5	3,037.4
Selling, general and administrative expenses	117.4	110.1
Depreciation and amortization	67.4	71.1
	3,277.3	3,218.6
Operating Profit	582.3	571.5
Operating Margin %	15.1%	15.1%
Interest Expense	66.4	62.8
Interest Income	13.9	11.5
Income Before Income Taxes and Income From Equity Method Investments	529.8	520.2
Income Tax Expense	136.7	166.7
Income From Equity Method Investments	1.7	1.6
Net Income	394.8	355.1
Net Income Attributed To Noncontrolling Interests	30.6	26.5
Net Income - Omnicom Group Inc.	$364.2	$328.6

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
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin for the for the periods presented (in millions):

	2018	2017
Net Income - Omnicom Group Inc.	$364.2	$328.6
Net Income Attributed To Noncontrolling Interests	30.6	26.5
Net Income	394.8	355.1
Income From Equity Method Investments	1.7	1.6
Income Tax Expense	136.7	166.7
Income Before Income Taxes and Income From Equity Method Investments	529.8	520.2
Interest Expense	66.4	62.8
Interest Income	13.9	11.5
Operating Profit	582.3	571.5
Add back: Amortization of intangible assets	27.0	28.5
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$609.3	$600.0

Revenue	$3,859.6	$3,790.1
EBITA	$609.3	$600.0
EBITA Margin %	15.8%	15.8%

Revenue
In the second quarter of 2018, revenue increased $69.5 million, or 1.8%, to $3,859.6 million from $3,790.1 million in the second quarter of 2017. Changes in foreign exchange rates increased revenue $78.8 million, acquisition revenue, net of disposition revenue, reduced revenue $37.6 million, and organic growth increased revenue $77.3 million.
The impact of changes in foreign exchange rates increased revenue 2.1%, or $78.8 million, compared to the second quarter of 2017, primarily resulting from the strengthening of most currencies, especially the Euro and British Pound, against the U.S. Dollar.
The components of revenue change for the second quarter of 2018 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
June 30, 2017	$3,790.1		$2,060.9		$1,729.2
Components of revenue change:
Foreign exchange rate impact	78.8	2.1%	—	—%	78.8	4.6%
Acquisition revenue, net of disposition revenue	(37.6)	(1.0)%	(12.0)	(0.6)%	(25.6)	(1.5)%
Organic growth	77.3	2.0%	(10.9)	(0.5)%	88.2	5.1%
Impact of adoption of ASC 606	(49.0)	(1.3)%	(47.2)	(2.3)%	(1.8)	(0.1)%
June 30, 2018	$3,859.6	1.8%	$1,990.8	(3.4)%	$1,868.8	8.1%
The components and percentages are calculated as follows:

•
Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $3,780.8 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($3,859.6 million less $3,780.8 million for the Total column).

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

•	The impact of the adoption of ASC 606 is discussed above in the Accounting Change section.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($3,790.1 million for the Total column).
Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. Assuming exchange rates at July 16, 2018 remain unchanged, we expect the impact of changes in foreign exchange rates to reduce revenue by approximately 1% in both the third and fourth quarters and to increase revenue by approximately 1% for the full year.

Revenue and organic growth, expressed as a percentage and excluding the impact of ASC 606, in our principal regional markets were (in millions):

	Three Months Ended June 30,
	2018	2017	$ Change	% Organic Growth
Americas:
North America	$2,097.4	$2,175.6	$(78.2)	(0.9)%
Latin America	115.1	121.2	(6.1)	2.5%
EMEA:
Europe	1,142.6	1,012.5	130.1	6.6%
Middle East and Africa	70.2	75.5	(5.3)	(8.0)%
Asia Pacific	434.3	405.3	29.0	8.5%
	$3,859.6	$3,790.1	$69.5	2.0%
In Europe, our primary markets are the U.K. and the Euro Zone. Revenue for the three months ended June 30, 2018, in the U.K., which represents 9.4% of total revenue, increased 3.7%, as the favorable impact from changes in foreign exchange rates offset negative performance, and revenue in the Euro Zone and the other European countries, which together comprise 20.2% of total revenue, increased 17.7%.
In North America, the decrease in revenue primarily resulted from the impact of the adoption of ASC 606, net disposition activity, and marginally negative performance in the United States and Canada. Revenue growth in the United States was led by our CRM Consumer Experience, public relations and healthcare businesses, and was offset by a decrease in revenue in certain of our advertising and media businesses due to client losses in prior periods, reductions in scope, as well as a change in mix in our programmatic planning and buying business, as some clients shift their preference to purchase this service on an unbundled basis rather than a bundled basis, and negative performance in our CRM Execution & Support discipline. The revenue increase in Europe resulted from strong growth in France and Spain and the continued strengthening of the Euro and the British Pound against the U.S. Dollar, which was partially offset by negative performance in the U.K., relative to a very strong performance in the second quarter of 2017. The decrease in revenue in Latin America was primarily a result the weakening of the Brazilian Real against the U.S. Dollar, which offset modest growth in that region. In Asia Pacific, growth in most countries in the region, especially Australia, China and New Zealand, was partially offset by disposition activity and negative performance in Japan.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change through the second quarter of 2018 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 2.8% and 3.3% of our revenue for the second quarter of 2018 and 2017, respectively. Our ten largest and 100 largest clients represented 19.1% and 51.0% of our revenue for the second quarter of 2018, respectively, and 19.7% and 51.2% of our revenue for the second quarter of 2017, respectively.
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

Revenue for the second quarter of 2018 and 2017 and the change in revenue and organic growth from the second quarter of 2017 by discipline were (in millions):

	Three Months Ended June 30,
	2018		2017
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising	$2,067.6	53.6%	$2,027.2	53.5%	$40.4	1.6%
CRM Consumer Experience	660.0	17.1%	654.7	17.3%	5.3	7.1%
CRM Execution & Support	498.7	12.9%	517.3	13.6%	(18.6)	(4.4)%
Public Relations	362.7	9.4%	350.3	9.2%	12.4	2.7%
Healthcare	270.6	7.0%	240.6	6.4%	30.0	4.8%
	$3,859.6		$3,790.1		$69.5	2.0%
We provide services to clients that operate in various industry sectors. Revenue by sector for the second quarter of 2018 and 2017 was:

	2018	2017
Food and Beverage	13%	14%
Consumer Products	9%	10%
Pharmaceuticals and Health Care	13%	13%
Financial Services	8%	8%
Technology	9%	8%
Auto	10%	9%
Travel and Entertainment	7%	6%
Telecommunications	5%	4%
Retail	6%	6%
Other	20%	22%
Operating Expenses
Operating expenses for the second quarter of 2018 compared to the second quarter of 2017 were (in millions):

	Three Months Ended June 30,
	2018		2017		2018 vs. 2017
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$3,859.6		$3,790.1		$69.5	1.8%
Operating Expenses:
Salary and service costs	2,772.9	71.8%	2,731.7	72.1%	41.2	1.5%
Occupancy and other costs	319.6	8.3%	305.7	8.1%	13.9	4.5%
Cost of services	3,092.5		3,037.4		55.1	1.8%
Selling, general and administrative expenses	117.4	3.0%	110.1	2.9%	7.3	6.6%
Depreciation and amortization	67.4	1.7%	71.1	1.9%	(3.7)	(5.2)%
	3,277.3	84.9%	3,218.6	84.9%	58.7	1.8%
Operating Profit	$582.3	15.1%	$571.5	15.1%	$10.8	1.9%
Operating expenses increased 1.8% period-over-period, but were unchanged as a percentage of revenue. Salary and service costs, which tend to fluctuate with changes in revenue, increased 1.5%, or $41.2 million, in 2018 compared to 2017. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased 4.5%, or $13.9 million, in 2018 compared to 2017, primarily due to the unfavorable impact from changes in foreign exchange rates. Operating margin and EBITA margin were unchanged period-over-period at 15.1% and 15.8%, respectively.

Net Interest Expense
Net interest expense increased $1.2 million period-over-period to $52.5 million. Interest expense on debt increased $3.5 million to $60.3 million in the second quarter of 2018, primarily due to a reduced benefit from the fixed-to-floating interest rate swaps due to higher interest rates on the floating rate leg. At June 30, 2018, our debt portfolio was approximately 75% fixed rate obligations and 25% floating rate obligations and was unchanged from December 31, 2017. Note 6 to the unaudited consolidated financial statements includes a discussion of our interest rate swaps. Interest income increased $2.4 million in the second quarter of 2018 compared to the prior period due to higher interest earned on cash held by our international treasury centers.
Income Taxes
Our effective tax rate for the second quarter of 2018, decreased period-over-period to 25.8% from 32.0%. The decrease was primarily attributable to the reduction of the U.S. federal statutory income tax rate to 21% from 35% resulting from the Tax Act. In addition, income tax expense in the second quarter of 2018 reflects a reduction of the expected incremental U.S. income tax applied against our overall foreign earnings of $12 million. For the year, we expect that the benefit from the Tax Act will reduce our effective tax rate by approximately 5% compared to 32.4% in 2017, which excludes the net increase in tax expense recorded in 2017 for the impact of the Tax Act and the impact of the tax benefits realized in 2017 from share-based compensation. We cannot predict the impact on our 2018 effective tax rate from share-based compensation because it is subject to changes in our share price and the impact of future stock option exercises.
Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the second quarter of 2018 increased $35.6 million, or 10.8%, to $364.2 million from $328.6 million in the second quarter of 2017. The period-over-period increase is due to the factors described above. Diluted net income per share - Omnicom Group Inc. increased 14.3% to $1.60 in the second quarter of 2018, compared to $1.40 in the second quarter of 2017, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan.

RESULTS OF OPERATIONS - Six Months of 2018 Compared to Six Months of 2017 (in millions):

	2018	2017
Revenue	$7,489.2	$7,377.6
Operating Expenses:
Salary and service costs	5,485.7	5,420.2
Occupancy and other costs	639.9	607.6
Cost of services	6,125.6	6,027.8
Selling, general and administrative expenses	222.9	218.8
Depreciation and amortization	136.8	143.8
	6,485.3	6,390.4
Operating Profit	1,003.9	987.2
Operating Margin %	13.4%	13.4%
Interest Expense	128.6	121.9
Interest Income	29.3	25.3
Income Before Income Taxes and Income From Equity Method Investments	904.6	890.6
Income Tax Expense	227.7	274.7
Income From Equity Method Investments	2.6	1.6
Net Income	679.5	617.5
Net Income Attributed To Noncontrolling Interests	51.2	47.1
Net Income - Omnicom Group Inc.	$628.3	$570.4
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
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin for the for the periods presented (in millions):

	2018	2017
Net Income - Omnicom Group Inc.	$628.3	$570.4
Net Income Attributed To Noncontrolling Interests	51.2	47.1
Net Income	679.5	617.5
Income From Equity Method Investments	2.6	1.6
Income Tax Expense	227.7	274.7
Income Before Income Taxes and Income From Equity Method Investments	904.6	890.6
Interest Expense	128.6	121.9
Interest Income	29.3	25.3
Operating Profit	1,003.9	987.2
Add back: Amortization of intangible assets	54.5	58.9
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$1,058.4	$1,046.1

Revenue	$7,489.2	$7,377.6
EBITA	$1,058.4	$1,046.1
EBITA Margin %	14.1%	14.2%

Revenue
In the six months of 2018, revenue increased $111.6 million, or 1.5%, to $7,489.2 million from $7,377.6 million in the six months of 2017. Changes in foreign exchange rates increased revenue $229.9 million, acquisition revenue, net of disposition revenue, reduced revenue $191.1 million, and organic growth increased revenue $164.2 million. The reduction in revenue in the six months of 2018 resulting from our acquisition and disposition activity arose principally from the sale of our specialty print media business.
The impact of changes in foreign exchange rates increased revenue 3.1%, or $229.9 million, compared to the six months of 2017, primarily resulting from the strengthening of the Euro and British Pound against the U.S. Dollar.
The components of revenue change for the six months of 2018 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
June 30, 2017	$7,377.6		$4,072.7		$3,304.9
Components of revenue change:
Foreign exchange rate impact	229.9	3.1%	—	—%	229.9	7.0%
Acquisition revenue, net of disposition revenue	(191.1)	(2.6)%	(108.2)	(2.6)%	(82.9)	(2.5)%
Organic growth	164.2	2.2%	(8.7)	(0.2)%	172.9	5.2%
Impact of adoption of ASC 606	(91.4)	(1.2)%	(83.9)	(2.1)%	(7.5)	(0.2)%
June 30, 2018	$7,489.2	1.5%	$3,871.9	(4.9)%	$3,617.3	9.5%
The components and percentages are calculated as follows:

•
Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $7,259.3 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($7,489.2 million less $7,259.3 million for the Total column).

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

•	The impact of the adoption of ASC 606 is discussed above in the Accounting Change section.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($7,377.6 million for the Total column).
Revenue and organic growth, expressed as a percentage and excluding the impact of ASC 606, in our principal regional markets were (in millions):

	2018	2017	$ Change	% Organic Growth
Americas:
North America	$4,083.1	$4,314.9	$(231.8)	(0.5)%
Latin America	223.5	227.8	(4.3)	2.8%
EMEA:
Europe	2,212.7	1,900.2	312.5	7.0%
Middle East and Africa	143.6	154.4	(10.8)	(8.3)%
Asia Pacific	826.3	780.3	46.0	7.9%
	$7,489.2	$7,377.6	$111.6	2.2%

In Europe, our primary markets are the U.K. and the Euro Zone. Revenue for the six months ended June 30, 2018, in the U.K., which represents 9.6% of total revenue, increased 9.4%, primarily due to the favorable impact from changes in foreign exchange rates, and revenue in the Euro Zone and the other European countries, which together comprise 19.9% of total revenue, increased 20.2%.
In North America, the decrease in revenue primarily resulted from the disposition of our specialty print media business in the second quarter of 2017, the impact of the adoption of ASC 606 and negative performance in Canada. Revenue growth in the United States was led by our CRM Consumer Experience, public relations and healthcare businesses, and was offset by a decrease in revenue in certain of our advertising and media businesses due to client losses in prior periods, reductions in scope, as well as a change in mix in our programmatic planning and buying business, as some clients shift their preference to purchase this service on an unbundled basis rather than a bundled basis, and negative performance in our CRM Execution & Support discipline. The revenue increase in Europe resulted from strong growth in France and Spain and the continued strengthening of the Euro and the British Pound against the U.S. Dollar. The decrease in revenue in Latin America was primarily a result the weakening of the Brazilian Real against the U.S. Dollar, which offset modest growth in most countries in the region. In Asia Pacific, growth in most countries in the region, especially Australia, China, New Zealand and India, was partially offset by disposition activity.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change through the six months of 2018 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 2.9% and 3.0% of our revenue for the six months of 2018 and 2017, respectively. Our ten largest and 100 largest clients represented 19.3% and 51.3% of our revenue for the six months of 2018, respectively, and 19.5% and 52.0% of our revenue for the six months of 2017, respectively.
In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following categories: advertising, CRM, which includes CRM Consumer Experience and CRM Execution & Support, public relations and healthcare.
Revenue for the six months of 2018 and 2017 and the change in revenue and organic growth from the six months of 2017 by discipline were (in millions):

	Six Months Ended June 30,
	2018		2017
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising	$3,968.9	53.0%	$3,956.2	53.6%	$12.7	1.6%
CRM Consumer Experience	1,294.9	17.3%	1,268.3	17.2%	26.6	7.0%
CRM Execution & Support	1,007.2	13.4%	1,006.6	13.6%	0.6	(1.7)%
Public Relations	709.1	9.5%	685.4	9.3%	23.7	1.8%
Healthcare	509.1	6.8%	461.1	6.3%	48.0	3.8%
	$7,489.2		$7,377.6		$111.6	2.2%
We provide services to clients that operate in various industry sectors. Revenue by sector for the six months of 2018 and 2017 was:

	2018	2017
Food and Beverage	13%	13%
Consumer Products	9%	10%
Pharmaceuticals and Health Care	13%	12%
Financial Services	8%	7%
Technology	9%	9%
Auto	10%	9%
Travel and Entertainment	7%	6%
Telecommunications	5%	5%
Retail	6%	6%
Other	20%	23%

Operating Expenses
Operating expenses for the six months of 2018 compared to the six months of 2017 were (in millions):

	Six Months Ended June 30,
	2018		2017		2018 vs. 2017
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$7,489.2		$7,377.6		$111.6	1.5%
Operating Expenses:
Salary and service costs	5,485.7	73.2%	5,420.2	73.5%	65.5	1.2%
Occupancy and other costs	639.9	8.5%	607.6	8.2%	32.3	5.3%
Cost of services	6,125.6		6,027.8		97.8
Selling, general and administrative expenses	222.9	3.0%	218.8	3.0%	4.1	1.9%
Depreciation and amortization	136.8	1.8%	143.8	1.9%	(7.0)	(4.9)%
	6,485.3	86.6%	6,390.4	86.6%	94.9	1.5%
Operating Profit	$1,003.9	13.4%	$987.2	13.4%	$16.7	1.7%
Operating expenses increased 1.5% period-over-period, but were unchanged as a percentage of revenue. Salary and service costs, which tend to fluctuate with changes in revenue, increased 1.2%, or $65.5 million, in 2018 compared to 2017. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased 5.3%, or $32.3 million, in 2018 compared to 2017, primarily due to the unfavorable impact from changes in foreign exchange rates. Operating margin was unchanged period-over-period at 13.4%. EBITA margin decreased 0.1% to 14.1% in the six months of 2018 from 14.2% in the six months of 2017.
Net Interest Expense
Net interest expense increased $2.7 million period-over-period to $99.3 million. Interest expense on debt increased $6.1 million to $116.3 million in the six months of 2018, primarily due to a reduced benefit from the fixed-to-floating interest rate swaps due to higher rates on the floating rate leg. At June 30, 2018, our debt portfolio was approximately 75% fixed rate obligations and 25% floating rate obligations and was unchanged from December 31, 2017. Note 6 to the unaudited consolidated financial statements includes a discussion of our interest rate swaps. Interest income for the six months of 2018 increased $4.0 million period-over-period to $29.3 million due to higher interest earned on cash held by our international treasury centers.
Income Taxes
Our effective tax rate for the six months of 2018, decreased period-over-period to 25.2% from 30.8%. The decrease was primarily attributable to the reduction of the U.S. federal statutory income tax rate to 21% from 35% resulting from the Tax Act. In addition, income tax expense in the six months of 2018 was reduced by approximately $25 million, primarily as a result of the successful resolution of foreign tax claims and a reduction of the expected incremental U.S. income tax applied against our overall foreign earnings. For the year, we expect that the benefit from the Tax Act will reduce our effective tax rate by approximately 5% compared to 32.4% in 2017, which excludes the net increase in tax expense recorded in 2017 for the impact of the Tax Act and the impact of the tax benefits realized in 2017 from share-based compensation. We cannot predict the impact on our 2018 effective tax rate from share-based compensation because it is subject to changes in our share price and the impact of future stock option exercises.
Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the six months of 2018 increased $57.9 million, or 10.2%, to $628.3 million from $570.4 million in the six months of 2017. The period-over-period increase is due to the factors described above. Diluted net income per share - Omnicom Group Inc. increased 12.8% to $2.73 in the six months of 2018, compared to $2.42 in the six months of 2017, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan.

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
In applying the income approach, we use estimates to derive the discounted expected cash flows (“DCF”) for each reporting unit that serves as the basis of our valuation. These estimates and assumptions include revenue growth and operating margin, EBITDA, tax rates, capital expenditures, weighted average cost of capital and related discount rates and expected long-term cash flow growth rates. All of these estimates and assumptions are affected by conditions specific to our businesses, economic conditions related to the industry we operate in, as well as conditions in the global economy. The assumptions that have the most significant effect on our valuations derived using a DCF methodology are: (1) the expected long-term growth rate of our reporting units' cash flows and (2) the weighted average cost of capital (“WACC”) for each reporting unit.

The assumptions used for the long-term growth rate and WACC in our evaluations as of June 30, 2018 and 2017 were:

	June 30,
	2018	2017
Long-Term Growth Rate	4%	4%
WACC	10.5% - 11.1%	9.6% - 10.3%
Long-term growth rate represents our estimate of the long-term growth rate for our industry and the markets of the global economy we operate in. For the past ten years, the average historical revenue growth rate of our reporting units and the Average Nominal GDP growth of the countries comprising the major markets that account for substantially all of our revenue was approximately 3.2% and 3.4%, respectively. We considered this history when determining the long-term growth rates used in our annual impairment test at June 30, 2018. We believe marketing expenditures over the long term have a high correlation to GDP. Based on our historical performance, we also believe that our long-term growth rate will exceed Average Nominal GDP growth in the markets we operate in, which are similar across our reporting units. For our annual test as of June 30, 2018, we used an estimated long-term growth rate of 4%.
When performing the annual impairment test as of June 30, 2018 and estimating the future cash flows of our reporting units, we considered the current macroeconomic environment, as well as industry and market specific conditions at mid-year 2018. In the first half of 2018, our revenue increased 2.2%, which excluded our net disposition activity and the impact from changes in foreign exchange rates. While our businesses in Europe had improved performance, the continuing uncertain economic and political conditions in the EU have been further complicated by the United Kingdom's ongoing negotiations with the European Council to withdraw from the EU. During the first half of 2018, weakness in certain Latin American economies we operate in has the potential to affect our near-term performance in that region. We considered the effect of these conditions in our annual impairment test.
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
Goodwill Impairment Review - Conclusion
Based on the results of our impairment test, we concluded that our goodwill at June 30, 2018 was not impaired, because the fair value of each of our reporting units was substantially in excess of its respective net book value. The minimum decline in fair value that one of our reporting units would need to experience in order to fail the goodwill impairment test was approximately 60%. Notwithstanding our belief that the assumptions we used for WACC and long-term growth rate in our impairment testing are reasonable, we performed a sensitivity analysis for each of our reporting units. The results of this sensitivity analysis on our impairment test as of June 30, 2018 revealed that if the WACC increased by 1% and/or the long-term growth rate decreased by 1%, the fair value of each of our reporting units would continue to be substantially in excess of its respective net book value and would pass the impairment test.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements
Our primary liquidity sources are our operating cash flow, cash and cash equivalents and short-term investments. Additional liquidity sources include our credit facilities and commercial paper program, and access to the capital markets. At June 30, 2018, we have a $2.5 billion revolving credit facility, or Credit Facility, expiring on July 31, 2021, uncommitted credit lines aggregating $1.2 billion, and the ability to issue up to $2 billion of commercial paper. Our liquidity funds our non-discretionary cash requirements and our discretionary spending.
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
Cash and cash equivalents decreased $1.9 billion from December 31, 2017 and short-term investments increased $5.0 million from December 31, 2017. During the first six months of 2018, we used $572.9 million of cash in operating activities, which included the use for operating capital of $1.4 billion, which typically occurs in the first half of the year. Our discretionary spending during the first six months of 2018 was: capital expenditures of $89.8 million; dividends paid to common shareholders of $278.1 million; dividends paid to shareholders of noncontrolling interests of $57.3 million; repurchases of our common stock, net of proceeds from stock option exercises and related tax benefits and common stock sold to our employee stock purchase plan, of $462.7 million; and acquisition payments, including payment of contingent purchase price obligations and acquisition of additional shares of noncontrolling interests, net of cash acquired, of $298.9 million.
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
At June 30, 2018, our foreign subsidiaries held approximately $851 million of our total cash and cash equivalents of $1.9 billion. Most of the cash is available to us, net of any foreign withholding taxes payable upon repatriation to the United States.
Our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents and short-term investments, at June 30, 2018 increased $1.8 billion as compared to December 31, 2017. The increase in net debt is due to a decrease in cash and cash equivalents and short-term investments of $1.9 billion primarily arising from the unfavorable change in our operating capital of $1.4 billion, which typically occurs in the first half of the year. As compared to June 30, 2017, net debt decreased $106.0 million.

The components of net debt as of June 30, 2018, December 31, 2017 and June 30, 2017 were (in millions):

	June 30, 2018	December 31, 2017	June 30, 2017
Short- term debt	$20.8	$11.8	$19.3
Long-term debt, including current portion	4,866.8	4,912.9	4,930.0
Total debt	4,887.6	4,924.7	4,949.3
Less: Cash and cash equivalents and short-term investments	1,918.7	3,796.4	1,874.4
Net debt	$2,968.9	$1,128.3	$3,074.9
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
Debt Instruments and Related Covenants
At June 30, 2018, the total principal amount of our fixed rate senior notes was $4.9 billion and the total notional amount of the fixed-to-floating interest rate swaps was $1.25 billion. The interest rate swaps have the economic effect of converting our debt portfolio to approximately 75% fixed rate obligations and 25% floating rate obligations.
Omnicom and its wholly owned finance subsidiary, Omnicom Capital Inc., or OCI, are co-obligors under all the senior notes. The senior notes are a joint and several liability of us and OCI, and we unconditionally guarantee OCI’s obligations with respect to the senior notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets primarily consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries, and the related interest receivable. There are no restrictions on the ability of OCI or us to obtain funds from our subsidiaries through dividends, loans or advances. Our senior notes are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness.
The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At June 30, 2018, we were in compliance with these covenants as our Leverage Ratio was 2.1 times and our Interest Coverage Ratio was 10.3 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
At June 30, 2018, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody's. Our access to the commercial paper market and the cost of these borrowings are affected by our credit ratings and market conditions. Our senior notes and Credit Facility do not contain provisions that require acceleration of cash payments in the event our debt credit ratings are downgraded.
Credit Markets and Availability of Credit
We typically fund our day-to-day liquidity by issuing commercial paper. Additional liquidity sources include our Credit Facility or the uncommitted credit lines. At June 30, 2018, there were no outstanding commercial paper issuances or borrowings under the Credit Facility or the uncommitted credit lines.
Commercial paper activity for the three months ended June 30, 2018 and 2017 was (dollars in millions):

	2018	2017
Average amount outstanding during the quarter	$717.0	$1,189.8
Maximum amount outstanding during the quarter	$1,218.7	$1,664.7
Average days outstanding	12.7	13.3
Weighted average interest rate	2.28%	1.22%
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

CREDIT RISK
We provide advertising, marketing and corporate communications services to several thousand clients who operate in nearly every sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client represented 2.9% of our revenue for the first six months of 2018. However, during periods of economic downturn, the credit profiles of our clients could change.
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
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2018, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of June 30, 2018. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common stock repurchases during the three months ended June 30, 2018 was:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2018	10,637	$72.01	—	—
May 1 - 31, 2018	1,428,533	$74.05	—	—
June 1 - 30, 2018	1,751,107	$74.22	—	—
	3,190,277	$74.14	—	—
During the three months ended June 30, 2018, we purchased 3,100,000 shares of our common stock in the open market for general corporate purposes and withheld 90,277 shares from employees to satisfy estimated statutory income tax obligations related to stock option exercises and vesting of restricted stock. The value of the common stock withheld was based on the closing price of our common stock on the applicable exercise or vesting date.
There were no unregistered sales of our equity securities during the three months ended June 30, 2018.
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

OMNICOM GROUP INC.
Date:	July 17, 2018	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)