Form 10-Q
period 2018-09-30
OMNICOM GROUP INC.
filed 2018-10-16
CIK 29989

____________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
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
__________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
_________________________
As of October 11, 2018, there were 224,105,675 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,099.1	$3,796.0
Short-term investments, at cost	6.7	0.4
Accounts receivable, net of allowance for doubtful accounts of $26.6 and $32.1	6,811.0	8,083.8
Work in process	1,359.2	1,110.6
Other current assets	1,299.3	1,125.2
Total Current Assets	11,575.3	14,116.0
Property and Equipment at cost, less accumulated depreciation of $1,212.4 and $1,279.2	673.1	690.9
Equity Method Investments	118.9	120.3
Goodwill	9,420.3	9,337.5
Intangible Assets, net of accumulated amortization of $730.1 and $879.9	387.7	368.4
Other Assets	312.3	298.1
TOTAL ASSETS	$22,487.6	$24,931.2
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$9,568.2	$11,574.6
Customer advances	1,142.5	1,266.7
Current portion of debt	499.4	—
Short-term debt	11.3	11.8
Taxes payable	283.1	330.0
Other current liabilities	1,775.6	1,925.8
Total Current Liabilities	13,280.1	15,108.9
Long-Term Debt	4,357.8	4,912.9
Long-Term Liabilities	1,276.4	1,091.2
Deferred Tax Liabilities	398.9	483.6
Commitments and Contingent Liabilities (Note 12)
Temporary Equity - Redeemable Noncontrolling Interests	228.7	182.4
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	44.6	44.6
Additional paid-in capital	743.3	828.3
Retained earnings	6,751.7	6,210.6
Accumulated other comprehensive income (loss)	(1,186.2)	(963.0)
Treasury stock, at cost	(3,971.7)	(3,505.4)
Total Shareholders’ Equity	2,381.7	2,615.1
Noncontrolling interests	564.0	537.1
Total Equity	2,945.7	3,152.2
TOTAL LIABILITIES AND EQUITY	$22,487.6	$24,931.2

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$3,714.3	$3,719.5	$11,203.5	$11,097.1
Operating Expenses:
Salary and service costs	2,834.2	2,764.5	8,319.9	8,184.6
Occupancy and other costs	376.8	316.7	1,016.7	924.5
Net gain on disposition of subsidiaries	(178.4)	—	(178.4)	—
Cost of services	3,032.6	3,081.2	9,158.2	9,109.1
Selling, general and administrative expenses	113.5	99.5	336.3	318.2
Depreciation and amortization	65.9	68.6	202.7	212.4
	3,212.0	3,249.3	9,697.2	9,639.7
Operating Profit	502.3	470.2	1,506.3	1,457.4
Interest Expense	69.4	65.0	198.1	187.0
Interest Income	12.7	12.6	42.0	38.0
Income Before Income Taxes and Income From Equity Method Investments	445.6	417.8	1,350.2	1,308.4
Income Tax Expense	115.3	132.0	343.0	406.7
Income From Equity Method Investments	1.0	1.1	3.6	2.7
Net Income	331.3	286.9	1,010.8	904.4
Net Income Attributed To Noncontrolling Interests	32.4	23.3	83.6	70.4
Net Income - Omnicom Group Inc.	$298.9	$263.6	$927.2	$834.0
Net Income Per Share - Omnicom Group Inc.:
Basic	$1.33	$1.14	$4.08	$3.58
Diluted	$1.32	$1.13	$4.06	$3.55

Dividends Declared Per Common Share	$0.60	$0.55	$1.80	$1.65

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$331.3	$286.9	$1,010.8	$904.4
Other Comprehensive Income:
Cash flow hedge:
Amortization of loss included in interest expense	1.4	1.4	4.2	4.2
Income tax effect	(0.4)	(0.6)	(1.2)	(1.8)
	1.0	0.8	3.0	2.4
Defined benefit pension plans and postemployment arrangements:
Amortization of prior service cost	2.0	1.9	5.9	6.1
Amortization of actuarial losses	2.0	2.0	6.2	5.6
Income tax effect	1.5	(1.4)	(0.9)	(5.1)
	5.5	2.5	11.2	6.6
Available-for-sale securities:
Unrealized gain for the period	—	—	—	0.5
Income tax effect	—	—	—	(0.2)
Reclassification	—	—	0.3	—
	—	—	0.3	0.3

Foreign currency translation adjustment	(30.3)	159.6	(267.4)	414.4

Other Comprehensive Income	(23.8)	162.9	(252.9)	423.7

Comprehensive Income	307.5	449.8	757.9	1,328.1
Comprehensive Income Attributed To Noncontrolling Interests	27.5	32.6	53.9	96.5
Comprehensive Income - Omnicom Group Inc.	$280.0	$417.2	$704.0	$1,231.6

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$1,010.8	$904.4
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	123.0	125.6
Amortization of intangible assets	79.7	86.8
Amortization of net deferred gain from settlement of interest rate swaps	(9.6)	(13.7)
Share-based compensation	53.9	60.6
Net gain from disposition of subsidiaries	(178.4)	—
Impact of Tax Act	28.9	—
Other, net	24.7	7.6
Use of operating capital	(1,371.6)	(1,327.3)
Net Cash Used In Operating Activities	(238.6)	(156.0)
Cash Flows from Investing Activities:
Capital expenditures	(116.2)	(108.3)
Acquisition of businesses and interests in affiliates, net of cash acquired	(326.3)	(27.3)
Proceeds from disposition of subsidiaries and sale of investments	310.5	58.1
Net Cash Used In Investing Activities	(132.0)	(77.5)
Cash Flows from Financing Activities:
Change in short-term debt	3.2	7.5
Dividends paid to common shareholders	(413.7)	(387.9)
Repurchases of common stock	(526.7)	(522.3)
Proceeds from stock plans	8.8	8.6
Acquisition of additional noncontrolling interests	(41.3)	(10.2)
Dividends paid to noncontrolling interest shareholders	(104.7)	(87.1)
Payment of contingent purchase price obligations	(66.4)	(107.7)
Other, net	(35.8)	(22.8)
Net Cash Used In Financing Activities	(1,176.6)	(1,121.9)
Effect of foreign exchange rate changes on cash and cash equivalents	(149.7)	196.2

Net Decrease in Cash and Cash Equivalents	(1,696.9)	(1,159.2)
Cash and Cash Equivalents at the Beginning of Period	3,796.0	3,002.2
Cash and Cash Equivalents at the End of Period	$2,099.1	$1,843.0

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Presentation of Financial Statements
The terms “Omnicom,” the “Company,” “we,” “our” and “us” each refer to Omnicom Group Inc. and its subsidiaries, unless the context indicates otherwise. The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP or GAAP, for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission, or SEC. Accordingly, certain information and footnote disclosure have been condensed or omitted.
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
The impact of the adoption of ASC 606 on revenue, operating expenses and operating profit for the three and nine months ended September 30, 2018 was (in millions):

	Three Months Ended September 30			Nine Months Ended September 30
	As Reported	Adjustments	Amounts without the Adoption of ASC 606	As Reported	Adjustments	Amounts without the Adoption of ASC 606
Revenue	$3,714.3	$17.1	$3,731.4	$11,203.5	$108.5	$11,312.0
Operating Expenses	3,212.0	20.7	3,232.7	9,697.2	98.1	9,795.3
Operating Profit	502.3	(3.6)	498.7	1,506.3	10.4	1,516.7
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
Effective January 1, 2018, we adopted ASU 2017-07, Compensation - Retirement Benefits, or ASU 2017-07, which requires that only the service cost component of periodic benefit cost is recorded in salary and service cost. All other components of net periodic benefit cost are excluded from operating profit. The adoption of ASU 2017-07 increased operating profit for the nine months ended September 30, 2018 by $18.4 million but had no effect on income before income taxes and income from equity method investments, net income - Omnicom Group Inc. or net income per share - Omnicom Group Inc. ASU 2017-07 was applied retrospectively, and accordingly, for the nine months ended September 30, 2017, we reclassified $17.8 million from salary and service costs to interest expense.
2. Revenue
We provide advertising, marketing and corporate communications services on a global basis to a broad range of clients. Our principal source of revenue is derived from fees for services on a rate per hour basis. We also earn revenue from commissions and placement of advertising in a few markets primarily related to our strategic media planning and buying businesses. Revenue is recorded net of sales, use and value added taxes. Our customer contracts are usually short term, typically for one year or less, and may be canceled on 90 days’ notice.
Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We measure revenue based on the consideration specified in the client arrangement, and revenue is recognized as the performance obligations are satisfied. A performance obligation is a promise in a contract to transfer a distinct service to the customer. If the services are not distinct or a series of services are substantially the same, they should be combined as a single performance obligation. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as, the customer receives the benefit of the performance obligation. Clients typically receive and consume the benefit of our services as they are performed. Substantially all our client contracts provide that we are compensated for services performed to date.
For short-term contracts, generally 90 days or less, we do not consider the underlying services as separate or distinct performance obligations because our services are highly interrelated, occur in close proximity, and the integration of the various components of a marketing message is essential to our services. As described below, in certain long-term client contracts, generally up to one year, the performance obligation is a stand-ready obligation, because we provide a constant level of similar services over the term of the contract. When our services are not a stand-ready obligation, we consider our services distinct performance obligations and allocate the fee to each separate service based on their stand-alone selling price and recognize revenue as these services are performed, typically on a rate per hour basis.
Substantially all our revenue is recognized over time, as the services are performed because the client receives and consumes the benefit of our performance throughout the contractual period. For fixed fee contracts with either a single performance obligation, or multiple performance obligations, revenue is recognized over time using input measures that correspond to the level of effort expended, including direct labor and materials and third-party costs to satisfy the performance obligation, which often coincide with the right to invoice the customer. For certain retainer contracts, we have a stand-ready obligation to perform services on an ongoing basis over the life of the contract, typically for periods up to one year. The scope of these arrangements is broad and generally there are no significant gaps in performing the services. In these instances, we recognize revenue using a time-based measure resulting in a straight-line revenue recognition. From time to time, there may be changes in the client service requirements during the term of the contract and the changes could be significant. These changes are typically negotiated as new contracts covering the additional requirements and the associated costs, as well as additional fees for the incremental work to be performed.
For certain other contracts where our performance obligations are satisfied in phases, we recognize revenue over time using certain output measures based on the measurement of the value transferred to the customer, including milestones achieved. Revenue for commissions on purchased media is recognized at a point in time, typically when the media is run, including when it is not subject to cancellation by the client or media vendor.

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
In certain arrangements, we act as principal when contracting for third-party services on behalf of our clients in our events, field marketing and certain specialty marketing businesses within our customer relationship management, or CRM, disciplines, as well as certain media buying efforts. We act as principal when we control the specified goods or services and we are responsible for directing and integrating third-party vendors to fulfill our performance obligation at the agreed upon fee. In such arrangements, we typically take pricing risk under the terms of the client contract. Therefore, we record revenue at the gross amount billed, including out-of-pocket costs.
Some of our client arrangements include variable consideration provisions, which include performance incentives, tiered commission structures and vendor rebates in certain markets outside of the United States. Variable consideration is estimated and included in total consideration at contract inception based on either the expected value method or the most likely outcome method. These estimates are based on historical award experience, anticipated performance and other factors known at the time. Performance incentives are typically recognized in revenue over time. In some cases, primarily related to variable fee structures in our media businesses, the amount of variable consideration is considered to be constrained and is not recognized in revenue until the point in time it is determined that a significant reversal of revenue will not occur. Variable consideration for our media businesses in a few markets, includes commission and rebate revenue, and is recognized when it is probable that the media will be run, including when it is not subject to cancellation by the client. In addition, when we receive rebates or credits from vendors for transactions entered into on behalf of clients, they are remitted to the clients in accordance with contractual requirements or retained by us based on the terms of the client contract or local law. Amounts passed on to clients are recorded as a liability and amounts retained by us are recorded as revenue when earned, which is typically when the media is run.
Nature of our services
We provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. Our branded networks and agencies operate in all major markets and provide services in the following fundamental disciplines: advertising, CRM, public relations, and healthcare. Advertising includes creative content development, as well as strategic media planning and buying and data analytics. CRM is grouped into two separate categories: CRM Consumer Experience, which includes Omnicom’s Precision Marketing Group and digital/direct agencies, as well as our branding, shopper marketing and experiential marketing agencies; and CRM Execution & Support, which includes field marketing, sales support, merchandising and point of sale, as well as other specialized marketing and custom communications services. Public relations services include corporate communications, crisis management, public affairs, media and media relations services and content marketing. Healthcare includes advertising and media services to global healthcare clients. At the core of all our services is the ability to create or develop a client’s marketing or corporate communications message into content that can be delivered to a target audience across different communications mediums. Our client-centric business model requires that multiple agencies within Omnicom collaborate in formal and informal virtual client networks utilizing our key client matrix organization structure. This collaboration allows us to cut across our internal organizational structures to execute our clients’ marketing requirements in a consistent and comprehensive manner. In addition to collaborating through our client service models, our agencies and networks collaborate across technology platforms. Annalect, our data and analytics platform, serves as the strategic foundation for all of our agencies and networks to share when developing client service strategies across our virtual networks. Omni, our people-based precision marketing and insights platform, identifies and defines personalized consumer experiences at scale across creative, media and CRM, as well as other practice areas.

Revenue by discipline for the three and nine months ended September 30, 2018 and 2017 was (in millions):

	Three Months Ended September 30			Nine Months Ended September 30
	2018	2018 Excluding Impact of Adoption of ASC 606	2017	2018	2018 Excluding Impact of Adoption of ASC 606	2017
Advertising	$1,992.1	$1,988.1	$1,952.9	$5,961.0	$5,970.8	$5,909.0
CRM Consumer Experience	637.7	658.7	634.2	1,932.7	2,031.1	1,902.6
CRM Execution & Support	465.6	465.6	541.0	1,472.8	1,472.7	1,547.7
Public Relations	356.0	356.1	353.4	1,065.0	1,065.3	1,038.8
Healthcare	262.9	262.9	238.0	772.0	772.1	699.0
	$3,714.3	$3,731.4	$3,719.5	$11,203.5	$11,312.0	$11,097.1
Economic factors affecting our revenue
Global economic conditions have a direct impact on our revenue. Adverse economic conditions pose a risk that our clients may reduce, postpone or cancel spending for our services, which would impact our revenue.
Revenue in our principal geographic markets for the three and nine months ended September 30, 2018 and 2017 was (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2018 Excluding Impact of Adoption of ASC 606	2017	2018	2018 Excluding Impact of Adoption of ASC 606	2017
Americas:
North America	$2,095.5	$2,118.8	$2,107.5	$6,178.6	$6,286.1	$6,422.5
Latin America	102.0	101.6	117.7	325.6	325.0	345.5
EMEA:
Europe	1,015.2	1,010.5	1,017.7	3,227.9	3,231.3	2,917.8
Middle East and Africa	63.7	63.7	65.4	207.2	207.2	219.8
Asia Pacific	437.9	436.8	411.2	1,264.2	1,262.4	1,191.5
	$3,714.3	$3,731.4	$3,719.5	$11,203.5	$11,312.0	$11,097.1
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
Contract assets and liabilities
Contract assets (work in process) and contract liabilities (customer advances) at September 30, 2018, December 31, 2017 and September 30, 2017 were (in millions):

	September 30, 2018	December 31, 2017	September 30, 2017
Contract assets (Work in process):
Unbilled fees and costs	$710.9	$546.3	$799.9
Media, production and other costs	648.3	564.3	658.2
	$1,359.2	$1,110.6	$1,458.1

Contract liabilities (Customer advances)	$1,142.5	$1,266.7	$1,132.9
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

3. New Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02, which will supersede the current guidance for lease accounting and will require lessees to recognize the right-to-use assets and related lease liabilities on the balance sheet. We expect to adopt ASU 2016-02 on January 1, 2019, using the modified retrospective application for leases existing at, or entered into after, the earliest comparative period presented in the financial statements. Based on our initial assessment on ASU 2016-02, we expect that the impact of recording the lease liabilities and the corresponding right-to-use assets will have a significant impact on our total assets and liabilities with a minimal impact on our equity and no effect on our results of operations.
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
4. Net Income per Share
The computations of basic and diluted net income per share for the three and nine months ended September 30, 2018 and 2017 were (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income Available for Common Shares:
Net income - Omnicom Group Inc.	$298.9	$263.6	$927.2	$834.0
Net income allocated to participating securities	—	(0.3)	(0.1)	(1.4)
	$298.9	$263.3	$927.1	$832.6
Weighted Average Shares:
Basic	224.8	231.2	227.2	232.6
Dilutive stock options and restricted shares	1.1	1.5	1.3	1.8
Diluted	225.9	232.7	228.5	234.4

Anti-dilutive stock options and restricted shares	1.0	1.0	1.0	1.0
Net Income per Share - Omnicom Group Inc.:
Basic	$1.33	$1.14	$4.08	$3.58
Diluted	$1.32	$1.13	$4.06	$3.55

5. Goodwill and Intangible Assets
Goodwill and intangible assets at September 30, 2018 and December 31, 2017 were (in millions):

	2018			2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Goodwill	$9,940.2	$(519.9)	$9,420.3	$9,871.8	$(534.3)	$9,337.5
Intangible assets:
Purchased and internally developed software	$354.9	$(304.4)	$50.5	$368.2	$(303.0)	$65.2
Customer related and other	762.9	(425.7)	337.2	880.1	(576.9)	303.2
	$1,117.8	$(730.1)	$387.7	$1,248.3	$(879.9)	$368.4
Changes in goodwill for the nine months ended September 30, 2018 and 2017 were (in millions):

	2018	2017
January 1	$9,337.5	$8,976.1
Acquisitions	232.5	18.9
Noncontrolling interests in acquired businesses	111.7	20.3
Contingent purchase price of acquired businesses	60.2	26.9
Dispositions	(141.9)	—
Foreign currency translation	(179.7)	280.8
September 30	$9,420.3	$9,323.0
6. Debt
Credit Facilities
At September 30, 2018, our short-term liquidity sources include a $2.5 billion revolving credit facility, or Credit Facility, expiring on July 31, 2021, uncommitted credit lines aggregating $1.2 billion and the ability to issue up to $2 billion of commercial paper.
There were no outstanding commercial paper issuances or borrowings under the Credit Facility or the uncommitted credit lines at September 30, 2018 and December 31, 2017. Available and unused credit lines at September 30, 2018 and December 31, 2017 were (in millions):

	2018	2017
Credit Facility	$2,500.0	$2,500.0
Uncommitted credit lines	1,249.5	1,181.0
Available and unused credit lines	$3,749.5	$3,681.0
The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At September 30, 2018 we were in compliance with these covenants as our Leverage Ratio was 2.0 times and our Interest Coverage Ratio was 10.2 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
Short-Term Debt
Short-term debt at September 30, 2018 and December 31, 2017 was $11.3 million and $11.8 million, respectively, consisting of bank overdrafts and short-term borrowings of our international subsidiaries. Due to the short-term nature of this debt, carrying value approximates fair value.

Long-Term Debt
Long-term debt at September 30, 2018 and December 31, 2017 was (in millions):

	2018	2017
6.25% Senior Notes due 2019	$500.0	$500.0
4.45% Senior Notes due 2020	1,000.0	1,000.0
3.625% Senior Notes due 2022	1,250.0	1,250.0
3.65% Senior Notes due 2024	750.0	750.0
3.60% Senior Notes due 2026	1,400.0	1,400.0
	4,900.0	4,900.0
Unamortized premium (discount), net	5.3	6.2
Unamortized debt issuance costs	(17.4)	(20.3)
Unamortized deferred gain from settlement of interest rate swaps	52.6	66.4
Fair value adjustment attributed to outstanding interest rate swaps	(83.3)	(39.4)
	4,857.2	4,912.9
Current portion	(499.4)	—
Long-term debt	$4,357.8	$4,912.9
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
At September 30, 2018, we recorded a long-term liability of $39.4 million in connection with the $750 million fixed-to-floating interest rate swap on our 3.65% Senior Notes due 2024, or 2024 Notes, and a long-term liability of $43.9 million in connection with the $500 million fixed-to-floating interest rate swap on our 3.60% Senior Notes due 2026, or 2026 Notes. The liabilities represent the fair value of the swaps on the 2024 Notes and 2026 Notes that was substantially offset by the change in the fair value of the notes. The fixed-to-floating interest rate swaps have the economic effect of converting our debt portfolio to approximately 75% fixed rate obligations and 25% floating rate obligations.
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

Revenue and long-lived assets and goodwill by geographic region at and for the three and nine months ended September 30, 2018 and 2017 were (in millions):

	Americas	EMEA	Asia Pacific
2018
Revenue - Three months ended	$2,197.5	$1,078.9	$437.9
Revenue - Nine months ended	6,504.2	3,435.1	1,264.2
Long-lived assets and goodwill	6,930.2	2,611.1	552.1
2017
Revenue - Three months ended	$2,225.2	$1,083.1	$411.2
Revenue - Nine months ended	6,768.0	3,137.6	1,191.5
Long-lived assets and goodwill	6,657.0	2,801.3	555.2
The Americas comprises North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA comprises Europe, the Middle East and Africa. Asia Pacific comprises Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for the three and nine months ended September 30, 2018 and 2017 was $1,992.7 million and $5,864.6 million and $1,992.4 million and $6,065.1 million, respectively. The reduction in revenue for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 for the Americas primarily reflects the sale of our specialty print media business in the second quarter of 2017.
8. Income Taxes
Our effective tax rate for the nine months ended September 30, 2018, decreased period-over-period to 25.4% from 31.1%. The decrease was primarily attributable to the reduction in the U.S. federal statutory rate, resulting from the Tax Cuts and Jobs Act, or Tax Act, enacted in December 2017. Additionally, income tax expense reflects a reduction of approximately $19 million, primarily as a result of the successful resolution of foreign tax claims, a reduction of $25.0 million related to the net income tax effect of the net gain on disposition of subsidiaries and repositioning actions (see Note 10), and additional income tax expense of $28.9 million in connection with a revision to the provisional estimate of the effect of the Tax Act, as described below.
In addition to reducing the U.S. federal statutory rate, the Tax Act made several changes to existing tax law which affected our tax assets and liabilities related to previously reported taxable income. As a result, in 2017, we recorded tax expense on accumulated earnings of our foreign subsidiaries and adjusted our previously reported deferred tax assets and liabilities to reflect the impact of the revised statutory federal rate as of the enactment date. In December 2017, the SEC issued Staff Accounting Bulletin 118, or SAB 118, which provided guidance on accounting for the impact of the Tax Act. SAB 118 provided that provisional amounts should be recognized in our financial statements where the accounting for certain effects of the Tax Act is not complete and a reasonable estimate of the effects of the Tax Act can be made. Income tax expense for the fourth quarter of 2017 reflected a net increase of $106.3 million related to the impact of the Tax Act. During the third quarter of 2018, we updated certain provisional amounts in consideration of recent guidance and additional information regarding the tax on our accumulated foreign earnings. which resulted in additional income tax expense of $28.9 million. We are still finalizing certain provisional amounts.
At September 30, 2018, our unrecognized tax benefits were $153.2 million. Of this amount, approximately $140.2 million would affect our effective tax rate upon resolution of the uncertain tax positions.
9. Pension and Other Postemployment Benefits
Effective January 1, 2018, we retrospectively adopted ASU 2017-07 (see Note 1). As a result, only the service cost component of periodic benefit cost is recorded in salary and service cost and all other components of net periodic benefit cost are included in interest expense.

Defined Benefit Pension Plans
The components of net periodic benefit expense for the nine months ended September 30, 2018 and 2017 were (in millions):

	2018	2017
Service cost	$6.4	$7.8
Interest cost	5.1	5.4
Expected return on plan assets	(1.8)	(2.2)
Amortization of prior service cost	3.3	3.5
Amortization of actuarial losses	4.9	4.8
	$17.9	$19.3
We contributed $1.3 million and $1.1 million to our defined benefit pension plans in the nine months ended September 30, 2018 and 2017, respectively.
Postemployment Arrangements
The components of net periodic benefit expense for the nine months ended September 30, 2018 and 2017 were (in millions):

	2018	2017
Service cost	$3.6	$3.3
Interest cost	2.7	2.8
Amortization of prior service cost	2.6	2.6
Amortization of actuarial losses	1.3	0.8
	$10.2	$9.5
10. Dispositions of Subsidiaries and Repositioning Actions
During the three months ended September 30, 2018, we disposed of certain businesses and recorded a net gain of $178.4 million primarily related to the sale of Sellbytel, our European-based outsourced sales, service and support company. Additionally, during the third quarter, we took certain repositioning actions and we recognized charges of $149.4 million in an effort to continue to improve our strategic position and achieve operating efficiencies.
A summary of our repositioning actions for the three months ended September 30, 2018 is (dollars in millions):

Severance	$68.4
Office lease consolidation and terminations	73.5
Asset write-offs related to disposals and other costs	7.5
$149.4
We expect that substantially all the incremental severance charge of $68.4 million will be paid over the next nine months. We expect that substantially all the charges related to the office lease consolidation and terminations of $73.5 million will be paid over the next two years. The remaining $7.5 million of other charges is primarily comprised of non-cash items.
The impact of the repositioning actions and net gain on disposition of subsidiaries, which were recorded in the third quarter of 2018, on operating expenses for the three and nine months ended September 30, 2018 was (dollars in millions):

	Increase (Decrease)
	Repositioning Actions	Net Gain on Disposition of Subsidiaries	Total
Salary and service costs	$73.7	$—	$73.7
Occupancy and other costs	73.5	—	73.5
Net gain on disposition of subsidiaries	—	(178.4)	(178.4)
Cost of services	147.2	(178.4)	(31.2)
Selling, general and administrative expenses	2.2	—	2.2
Depreciation and amortization	—	—	—
	$149.4	$(178.4)	$(29.0)

11. Supplemental Cash Flow Data
The use of operating capital for the nine months ended September 30, 2018 and 2017 was (in millions):

	2018	2017
(Increase) decrease in accounts receivable	$1,027.5	$645.3
(Increase) decrease in work in process and other current assets	(522.7)	(280.9)
Increase (decrease) in accounts payable	(1,745.5)	(1,310.8)
Increase (decrease) in customer advances, taxes payable and other current liabilities	(114.8)	(355.5)
Change in other assets and liabilities, net	(16.1)	(25.4)
	$(1,371.6)	$(1,327.3)

Income taxes paid	$276.4	$398.0
Interest paid	$177.4	$168.6
12. Commitments and Contingent Liabilities
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
13. Equity
Changes in accumulated other comprehensive income (loss), net of income taxes, for the nine months ended September 30, 2018 and 2017 were (in millions):

2018	Cash Flow Hedge	Available-for-Sale Securities	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
January 1	$(26.3)	$(0.3)	$(88.4)	$(848.0)	$(963.0)
Other comprehensive income (loss) before reclassifications	—	—	—	(237.7)	(237.7)
Reclassification from accumulated other comprehensive income (loss)	3.0	0.3	11.2	—	14.5
September 30	$(23.3)	$—	$(77.2)	$(1,085.7)	$(1,186.2)

2017
January 1	$(29.5)	$(0.8)	$(90.6)	$(1,235.1)	$(1,356.0)
Other comprehensive income (loss) before reclassifications	—	0.3	—	388.5	388.8
Reclassification from accumulated other comprehensive income (loss)	2.4	—	6.6	—	9.0
September 30	$(27.1)	$(0.5)	$(84.0)	$(846.6)	$(958.2)

14. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017 were (in millions):

2018	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$2,099.1			$2,099.1
Short-term investments	6.7			6.7
Investment in equity securities	1.6			1.6
Foreign currency derivative instruments		$0.3		0.3
Liabilities:
Interest rate and foreign currency derivative instruments		$83.5		$83.5
Contingent purchase price obligations			$225.0	225.0

2017
Assets:
Cash and cash equivalents	$3,796.0			$3,796.0
Short-term investments	0.4			0.4
Investment in equity securities	1.4			1.4
Foreign currency derivative instruments		$1.0		1.0
Liabilities:
Interest rate and foreign currency derivative instruments		$39.5		$39.5
Contingent purchase price obligations			$215.6	215.6
Changes in contingent purchase price obligations for the nine months ended September 30, 2018 and 2017 were (in millions):

	2018	2017
January 1	$215.6	$386.1
Acquisitions	84.1	41.7
Revaluation and interest	8.7	0.2
Payments	(66.4)	(182.9)
Foreign currency translation	(17.0)	15.9
September 30	$225.0	$261.0
The carrying amount and fair value of our financial assets and liabilities at September 30, 2018 and December 31, 2017 were (in millions):

	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$2,099.1	$2,099.1	$3,796.0	$3,796.0
Short-term investments	6.7	6.7	0.4	0.4
Investment in equity securities	1.6	1.6	1.4	1.4
Foreign currency derivative instruments	0.3	0.3	1.0	1.0
Investment in equity securities without readily determinable fair value	11.8	11.8	14.4	14.4
Liabilities:
Short-term debt	$11.3	$11.3	$11.8	$11.8
Interest rate and foreign currency derivative instruments	83.5	83.5	39.5	39.5
Contingent purchase price obligations	225.0	225.0	215.6	215.6
Long-term debt, including current portion	4,857.2	4,840.3	4,912.9	5,056.9

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
As a leading global advertising, marketing and corporate communications company, we operate in all major markets and have a large and diverse client base. For the nine months ended September 30, 2018, our largest client accounted for 2.9% of our revenue and our 100 largest clients, which represent many of the world's major marketers, accounted for approximately 51% of our revenue. Our business is spread across a number of industry sectors with no one industry comprising more than 14% of our revenue for the nine months ended September 30, 2018. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
As described in more detail below, for the nine months ended September 30, 2018, revenue increased $106.4 million, or 1.0%, compared to the nine months ended September 30, 2017. Changes in foreign exchange rates increased revenue $168.0 million, or 1.5%, acquisition revenue, net of disposition revenue, reduced revenue $225.6 million, or 2.0%, reflecting the disposition of certain non-strategic businesses and organic growth increased revenue $272.5 million, or 2.5%. In addition, the impact of the adoption of ASC 606 (see Note 1 to the unaudited consolidated financial statements) reduced revenue by $108.5 million.
Global economic conditions have a direct impact on our business and financial performance. Adverse global or regional economic conditions pose a risk that our clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications services, which would reduce the demand for our services. Revenue is typically lower in the first and third quarters and higher in the second and fourth quarters, reflecting client spending patterns during the year and additional project work that usually occurs in the fourth quarter. In the first nine months of 2018, our agencies in North America continued their uneven performance across our service disciplines. Our businesses in Europe had improved performance. However, the continuing uncertain economic and political conditions in the European Union, or the EU, have been further complicated by the United Kingdom's ongoing negotiations with the European Council to withdraw from the EU. In Brazil, unstable economic and political conditions contributed to the continuing volatility in the market. Most of our businesses in Asia continue their modest growth consistent with recent periods. The economic and fiscal issues facing the countries we operate in can cause economic uncertainty and volatility; however, the impact on our business varies by country. We monitor economic conditions closely, as well as client revenue levels and other factors and, in response to reductions in our client revenue, if necessary, we will take actions available to us to align our cost structure and manage our working capital. There can be no assurance whether, or to what extent, our efforts to mitigate any impact of future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments will be effective.
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
We continually evaluate our portfolio of businesses to identify areas for investment and acquisition opportunities, as well as to identify non-strategic or underperforming businesses for disposition. During the quarter ended September 30, 2018, we disposed of certain businesses, primarily in our CRM Execution & Support discipline, and recorded a net gain of $178.4 million primarily related to the sale of Sellbytel, our European-based outsourced sales, service and support company. Also, during the third quarter, we took certain repositioning actions and we recognized charges of $149.4 million for incremental severance, office lease consolidation and terminations, asset write-offs and other charges in an effort to continue to improve our strategic position and achieve operating efficiencies. We expect the reduction to our earnings for the disposition activity to be substantially offset by the savings achieved from the operating efficiency and cost reduction activities, as well as any incremental earnings from new acquisition activity. In addition as a result of our disposition activity, we expect a net reduction to revenue in the fourth quarter of 2018 to be between 2.5% and 3% and 2.25% for the full year 2018, and a reduction of approximately 3% in the first half of 2019.
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
For the quarter ended September 30, 2018, our revenue decreased 0.1% compared to the quarter ended September 30, 2017. Changes in foreign exchange rates reduced revenue 1.7%, acquisition revenue, net of disposition revenue, reduced revenue 0.9%, and organic growth increased revenue 2.9%. Across our principal regional markets, the changes in revenue were: North America decreased 0.6%, Europe decreased 0.2%, Asia Pacific increased 6.5% and Latin America decreased 13.3%. In North America, modest growth in the United States was offset by a decrease in revenue primarily resulting from the impact of the adoption of ASC 606, the weakening of the Canadian Dollar against the U.S. Dollar, and negative performance in Canada. Organic revenue growth in the United States was led by our CRM Consumer Experience and healthcare businesses, and was substantially offset by a decrease in organic revenue growth in our CRM Execution & Support discipline. Certain of our advertising and media businesses experienced lackluster organic revenue growth due to client losses in prior periods, reductions in scope, as well as, for our media businesses, a change in mix in our programmatic media planning and buying business, as some clients shift their preference to purchase this service on an unbundled basis rather than a bundled basis. In Europe, strong organic growth across the region was offset by the weakening of the Euro against the U.S. Dollar, moderately negative organic growth in the United Kingdom, or the U.K., negative performance in Germany, and disposition activity. The decrease in revenue in Latin America was primarily a result of the weakening of the Brazilian Real against the U.S. Dollar, which offset modest growth in that region. In Asia Pacific, growth in most countries in the region, especially Australia, China and New Zealand, was partially offset by the weakening of all major currencies in the region against the U.S. Dollar and net disposition activity. The change in revenue in the third quarter of 2018 compared to the third quarter of 2017 in our four fundamental disciplines was: Advertising increased 2.0%, CRM Consumer Experience increased 0.6%, CRM Execution & Support decreased 13.9%, Public Relations increased 0.7% and Healthcare increased 10.5%.
For the nine months ended September 30, 2018, our revenue increased 1.0% compared to the nine months ended September 30, 2017. Changes in foreign exchange rates increased revenue 1.5%, acquisition revenue, net of disposition revenue, reduced revenue 2.0%, and organic growth increased revenue 2.5%. Across our principal regional markets, the changes in revenue were: North America decreased 3.8%, Europe increased 10.6%, Asia Pacific increased 6.1% and Latin America decreased 5.8%. In North America, modest growth in the United States was offset by a decrease in revenue primarily resulting from the impact of the adoption of ASC 606, the disposition of our specialty print media business in the second quarter of 2017, and negative performance in Canada. Organic revenue growth in the United States was led by our CRM Consumer Experience, public relations and healthcare businesses, and was substantially offset by a decrease in organic revenue in certain of our advertising and media businesses due to client losses in prior periods, reductions in scope, as well as a change in mix in our programmatic media planning and buying business, as some clients shift their preference to purchase this service on an unbundled basis rather than a bundled basis, and negative performance in our CRM Execution & Support discipline. The revenue increase in Europe resulted from strong growth across the region, particularly in France, Spain and the Czech Republic and the strengthening of the Euro and the British Pound against the U.S. Dollar in the first half of the year. The decrease in revenue in Latin America was primarily a result of the weakening of the Brazilian Real against the U.S. Dollar, which offset modest growth in most countries in the region. In Asia Pacific, organic growth in most countries in the region, especially Australia, China, New Zealand and India, was partially offset by disposition activity. The change in revenue in the nine months of 2018 compared to the nine months of 2017, in our four fundamental disciplines was: Advertising increased 0.9%, CRM Consumer Experience increased 1.6% CRM Execution & Support decreased 4.8%, Public Relations increased 2.5% and Healthcare increased 10.4%.
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
Operating expenses, which included the net gain from the disposition of subsidiaries and the repositioning charges (as described below), decreased 1.1% in third quarter of 2018 compared to the third quarter of 2017. Salary and service costs, which tend to fluctuate with changes in revenue, increased 2.5%, or $69.7 million, in the third quarter of 2018 compared to the third quarter of 2017. The period-over-period increase reflects the incremental severance and other charges of $73.7 million incurred in connection with the repositioning actions taken in the quarter. Excluding the impact of the incremental severance and other charges, salary and service decreased $4.0 million or 0.1% primarily as a result of our disposition activity in the quarter and the impact of the weakening of substantially all foreign currencies against the U.S. Dollar. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased 19.0%, or $60.1 million, in the third quarter of 2018 compared to the third quarter of 2017. The period-over-period increase reflects $73.5 million of repositioning charges primarily related to office lease consolidation and terminations. Excluding the impact of the repositioning charges, occupancy and other costs decreased $13.4 million or 4.2% primarily due to the weakening of substantially all foreign currencies against the U.S. Dollar. Operating margin and EBITA margin increased period-over-period to 13.5% and 14.2%, respectively. Excluding the impact of the net gain on disposition of subsidiaries and repositioning expenses, operating margin increased period-over-period to 12.7% from 12.6% and EBITA margin remained flat period-over-period at 13.4%.
Operating expenses increased 0.6% in the nine months of 2018 compared to the nine months of 2017. Salary and service costs, which tend to fluctuate with changes in revenue, increased 1.7%, or $135.3 million, in the nine months of 2018 compared to the nine months of 2017. The period-over-period increase reflects the incremental severance and other charges of $73.7 million. Excluding the impact of the incremental severance and other charges, salary and service increased $61.6 million or 0.8%. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased 10.0%, or $92.2 million, in the nine months of 2018 compared to the nine months of 2017. The period-over-period increase reflects $73.5 million of repositioning charges primarily related to office lease consolidation and terminations. Excluding the impact of the repositioning charges occupancy and other costs increased $18.7 million or 2.0%, primarily due to the unfavorable impact from changes in foreign exchange rates in the first nine months of the year. Operating margin increased period-over-period to
13.4% from 13.1%. EBITA margin increased 0.3% to 14.2% in the nine months of 2018 from 13.9% in the nine months of 2017. Excluding the impact of the net gain on disposition of subsidiaries and repositioning expenses, operating margin increased period-over-period to 13.2% and EBITA margin remained flat period-over-period at 13.9%.
Net interest expense increased $4.3 million to $56.7 million for the third quarter of 2018 and increased $7.1 million to $156.1 million for the nine months of 2018 compared to 2017. Interest expense on debt increased $4.3 million to $63.3 million in the third quarter of 2018 and increased $10.5 million to $179.7 million in the nine months of 2018. Interest income for the third quarter and nine months of 2018 increased $0.1 million and $4.0 million, respectively, compared to the prior year periods.
Our effective tax rate for the nine months ended September 30, 2018, decreased period-over-period to 25.4% from 31.1%. The decrease was primarily attributable to the reduction of the U.S. federal statutory income tax rate to 21% from 35% resulting from the Tax Cuts and Jobs Act, or Tax Act, which was enacted in December 2017. Additionally, income tax expense for the nine months of 2018 reflects the following: a reduction of approximately $19 million, primarily as a result of the successful resolution of foreign tax claims; a reduction of $25.0 million related to the net income tax effect of the net gain on disposition of subsidiaries and repositioning actions (see Note 10 to the unaudited consolidated financial statements); and additional income tax expense of $28.9 million, which reflects a revision to certain components of the provisional estimate of the effect of the Tax Act recorded in the fourth quarter of 2017 (see Note 8 to the unaudited consolidated financial statements).

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
Net income - Omnicom Group Inc. in the third quarter of 2018 increased $35.3 million, or 13.4%, to $298.9 million from $263.6 million in the third quarter of 2017, and net income - Omnicom Group Inc. in the nine months of 2018 increased $93.2 million, or 11.2%, to $927.2 million from $834.0 million in the nine months of 2017. The period-over-period increase is due to the factors described above. Diluted net income per share - Omnicom Group Inc. increased 16.8% to $1.32 in the third quarter of 2018, compared to $1.13 in the third quarter of 2017, and diluted net income per share - Omnicom Group Inc. increased 14.4% to $4.06 in the nine months of 2018, compared to $3.55 in the nine months of 2017, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards, stock option exercises and employee stock purchase plan. Excluding the impact of the net gain on disposition of subsidiaries and repositioning actions and the additional income tax expense from the revision to certain components of the provisional estimate of the effect of the Tax Act recorded in the fourth quarter of 2017, net income - Omnicom Group Inc. and diluted net income per share - Omnicom Group Inc. for the third quarter of 2018 would have been $280.7 million and $1.24, respectively, and for the nine months of 2018 would have been $909.0 million and $3.98, respectively.

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
The impact of the adoption of ASC 606 on revenue, operating expenses and operating profit for the three and nine months ended September 30, 2018 was (in millions):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Adjustments	Amounts without the Adoption of ASC 606	As Reported	Adjustments	Amounts without the Adoption of ASC 606
Revenue	$3,714.3	$17.1	$3,731.4	$11,203.5	$108.5	$11,312.0
Operating Expenses	3,212.0	20.7	3,232.7	9,697.2	98.1	9,795.3
Operating Profit	502.3	(3.6)	498.7	1,506.3	10.4	1,516.7
The impact of the adoption of ASC 606 on net income - Omnicom Group Inc. and diluted net income per share - Omnicom Group Inc. and the unaudited consolidated financial statements was not material.

RESULTS OF OPERATIONS - Third Quarter 2018 Compared to Third Quarter 2017 (in millions):

	2018	2017
Revenue	$3,714.3	$3,719.5
Operating Expenses:
Salary and service costs	2,834.2	2,764.5
Occupancy and other costs	376.8	316.7
Net gain on disposition of subsidiaries	(178.4)	—
Cost of services	3,032.6	3,081.2
Selling, general and administrative expenses	113.5	99.5
Depreciation and amortization	65.9	68.6
	3,212.0	3,249.3
Operating Profit	502.3	470.2
Operating Margin %	13.5%	12.6%
Interest Expense	69.4	65.0
Interest Income	12.7	12.6
Income Before Income Taxes and Income From Equity Method Investments	445.6	417.8
Income Tax Expense	115.3	132.0
Income From Equity Method Investments	1.0	1.1
Net Income	331.3	286.9
Net Income Attributed To Noncontrolling Interests	32.4	23.3
Net Income - Omnicom Group Inc.	$298.9	$263.6

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
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin for the for the periods presented (in millions):

	2018	2017
Net Income - Omnicom Group Inc.	$298.9	$263.6
Net Income Attributed To Noncontrolling Interests	32.4	23.3
Net Income	331.3	286.9
Income From Equity Method Investments	1.0	1.1
Income Tax Expense	115.3	132.0
Income Before Income Taxes and Income From Equity Method Investments	445.6	417.8
Interest Expense	69.4	65.0
Interest Income	12.7	12.6
Operating Profit	502.3	470.2
Add back: Amortization of intangible assets	25.2	27.9
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$527.5	$498.1

Revenue	$3,714.3	$3,719.5
EBITA	$527.5	$498.1
EBITA Margin %	14.2%	13.4%

Revenue
In the third quarter of 2018, revenue decreased $5.2 million, or 0.1%, to $3,714.3 million from $3,719.5 million in the third quarter of 2017. Changes in foreign exchange rates reduced revenue $61.8 million, acquisition revenue, net of disposition revenue, reduced revenue $34.6 million, and organic growth increased revenue $108.3 million.
The impact of changes in foreign exchange rates reduced revenue 1.7%, or $61.8 million, compared to the third quarter of 2017, primarily resulting from the weakening of substantially all foreign currencies, especially the Euro and Brazilian Real, against the U.S. Dollar.
The components of revenue change for the third quarter of 2018 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
September 30, 2017	$3,719.5		$1,992.4		$1,727.1
Components of revenue change:
Foreign exchange rate impact	(61.8)	(1.7)%	—	—%	(61.8)	(3.6)%
Acquisition revenue, net of disposition revenue	(34.6)	(0.9)%	11.4	0.6%	(46.0)	(2.6)%
Organic growth	108.3	2.9%	11.9	0.6%	96.4	5.6%
Impact of adoption of ASC 606	(17.1)	(0.4)%	(23.0)	(1.2)%	5.9	0.3%
September 30, 2018	$3,714.3	(0.1)%	$1,992.7	—%	$1,721.6	(0.3)%
The components and percentages are calculated as follows:

•
Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $3,776.1 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($3,714.3 million less $3,776.1 million for the Total column).

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

•	The impact of the adoption of ASC 606 is discussed above in the Accounting Change section.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($3,719.5 million for the Total column).
Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. Assuming exchange rates at October 15, 2018 remain unchanged, we expect the impact of changes in foreign exchange rates to reduce revenue by approximately 1.5% to 2% in the fourth quarter.

Revenue and organic growth, expressed as a percentage and excluding the impact of ASC 606, in our principal regional markets were (in millions):

	Three Months Ended September 30,
	2018	2017	$ Change	% Organic Growth
Americas:
North America	$2,095.5	$2,107.5	$(12.0)	0.3%
Latin America	102.0	117.7	(15.7)	1.7%
EMEA:
Europe	1,015.2	1,017.7	(2.5)	4.4%
Middle East and Africa	63.7	65.4	(1.7)	(0.4)%
Asia Pacific	437.9	411.2	26.7	13.6%
	$3,714.3	$3,719.5	$(5.2)	2.9%
In Europe, our primary markets are the U.K. and the Euro Zone. Revenue for the three months ended September 30, 2018, in the U.K., which represents 9.6% of total revenue, decreased 0.1%, and revenue in the Euro Zone and the other European countries, which together comprise 17.7% of total revenue, decreased 0.3% primarily due to disposition activity and the unfavorable impact from changes in foreign exchange rates.
In North America, modest growth in the United States was offset by a decrease in revenue primarily resulting from the impact of the adoption of ASC 606, the weakening of the Canadian Dollar against the U.S. Dollar, and negative performance in Canada. Organic revenue growth in the United States was led by our CRM Consumer Experience and healthcare businesses, and was substantially offset by a decrease in organic revenue growth in our CRM Execution & Support discipline. Certain of our advertising and media businesses experienced lackluster organic revenue growth due to client losses in prior periods, reductions in scope, as well as, for our media businesses, a change in mix in our programmatic media planning and buying business, as some clients shift their preference to purchase this service on an unbundled basis rather than a bundled basis. In Europe, strong organic growth across the region was offset by the weakening of the Euro against the U.S. Dollar, moderately negative organic growth in the U.K., negative performance in Germany, and disposition activity. The decrease in revenue in Latin America was primarily a result of the weakening of the Brazilian Real against the U.S. Dollar, which offset modest growth in that region. In Asia Pacific, growth in most countries in the region, especially Australia, China and New Zealand, was partially offset by the weakening of all major currencies in the region against the U.S. Dollar and net disposition activity.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change through the third quarter of 2018 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 3.0% and 3.6% of our revenue for the third quarter of 2018 and 2017, respectively. Our ten largest and 100 largest clients represented 19.3% and 50.6% of our revenue for the third quarter of 2018, respectively, and 20.4% and 51.1% of our revenue for the third quarter of 2017, respectively.
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

Revenue for the third quarter of 2018 and 2017 and the change in revenue and organic growth from the third quarter of 2017 by discipline were (in millions):

	Three Months Ended September 30,
	2018		2017
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising	$1,992.1	53.6%	$1,952.9	52.5%	$39.2	4.0%
CRM Consumer Experience	637.7	17.2%	634.2	17.1%	3.5	5.5%
CRM Execution & Support	465.6	12.5%	541.0	14.5%	(75.4)	(3.6)%
Public Relations	356.0	9.6%	353.4	9.5%	2.6	2.3%
Healthcare	262.9	7.1%	238.0	6.4%	24.9	2.9%
	$3,714.3		$3,719.5		$(5.2)	2.9%
We provide services to clients that operate in various industry sectors. Revenue by sector for the third quarter of 2018 and 2017 was:

	2018	2017
Food and Beverage	14%	14%
Consumer Products	9%	10%
Pharmaceuticals and Health Care	13%	12%
Financial Services	8%	7%
Technology	8%	9%
Auto	10%	10%
Travel and Entertainment	7%	6%
Telecommunications	5%	5%
Retail	6%	6%
Other	20%	21%
Operating Expenses
Operating expenses for the third quarter of 2018 compared to the third quarter of 2017 were (in millions):

	Three Months Ended September 30,
	2018		2017		2018 vs. 2017
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$3,714.3		$3,719.5		$(5.2)	(0.1)%
Operating Expenses:
Salary and service costs	2,834.2	76.3%	2,764.5	74.3%	69.7	2.5%
Occupancy and other costs	376.8	10.1%	316.7	8.5%	60.1	19.0%
Net gain on disposition of subsidiaries	(178.4)	(4.8)%	—	—%	(178.4)
Cost of services	3,032.6		3,081.2		(48.6)	(1.6)%
Selling, general and administrative expenses	113.5	3.1%	99.5	2.7%	14.0	14.1%
Depreciation and amortization	65.9	1.8%	68.6	1.8%	(2.7)	(3.9)%
	3,212.0	86.5%	3,249.3	87.4%	(37.3)	(1.1)%
Operating Profit	$502.3	13.5%	$470.2	12.6%	$32.1	6.8%

During the third quarter of 2018, we recorded a net gain of $178.4 million related to the disposition of certain subsidiaries. Also, during the third quarter, we took certain repositioning actions and we recognized charges of $149.4 million for incremental severance, office lease consolidation and terminations, asset write-offs and other charges. The impact of the repositioning actions and net gain on sale of subsidiaries on operating expenses for the third quarter of 2018 was (dollars in millions):

	Increase (Decrease)
	Repositioning Actions	Net Gain on Disposition of Subsidiaries	Total
Salary and service costs	$73.7	$—	$73.7
Occupancy and other costs	73.5	—	73.5
Net gain on disposition of subsidiaries		(178.4)	(178.4)
Cost of services	147.2	(178.4)	(31.2)
Selling, general and administrative expenses	2.2	—	2.2
Depreciation and amortization	—	—	—
	$149.4	$(178.4)	$(29.0)
Operating expenses, which included the net gain from the disposition of subsidiaries and the repositioning charges (as described below), decreased 1.1% in third quarter of 2018 compared to the third quarter of 2017. Salary and service costs, which tend to fluctuate with changes in revenue, increased 2.5%, or $69.7 million, in the third quarter of 2018 compared to the third quarter of 2017. The period-over-period increase reflects the incremental severance and other charges of $73.7 million incurred in connection with the repositioning actions taken in the quarter. Excluding the impact of the incremental severance and other charges, salary and service decreased $4.0 million or 0.1% primarily as a result of our disposition activity in the quarter and the impact of the weakening of substantially all foreign currencies against the U.S. Dollar. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased 19.0%, or $60.1 million, in the third quarter of 2018 compared to the third quarter of 2017. The period-over-period increase reflects $73.5 million of repositioning charges primarily related to office lease consolidation and terminations. Excluding the impact of the repositioning charges, occupancy and other costs decreased $13.4 million or 4.2% primarily due to the weakening of substantially all foreign currencies against the U.S. Dollar. Operating margin and EBITA margin increased period-over-period to 13.5% and 14.2%, respectively. Excluding the impact of the net gain on disposition of subsidiaries and repositioning expenses, operating margin increased period-over-period to 12.7% from 12.6% and EBITA margin remained flat period-over-period at 13.4%.
Net Interest Expense
Net interest expense increased $4.3 million period-over-period to $56.7 million. Interest expense on debt increased $4.3 million to $63.3 million in the third quarter of 2018, primarily due to a reduced benefit from the fixed-to-floating interest rate swaps due to higher interest rates on the floating rate leg. At September 30, 2018, our debt portfolio was approximately 75% fixed rate obligations and 25% floating rate obligations and was unchanged from December 31, 2017. Note 6 to the unaudited consolidated financial statements includes a discussion of our interest rate swaps. Interest income increased $0.1 million in the third quarter of 2018 compared to the prior period due to higher interest earned on cash held by our international treasury centers.
Income Taxes
Our effective tax rate for the third quarter of 2018, decreased period-over-period to 25.9% from 31.6%. The decrease was primarily attributable to the reduction of the U.S. federal statutory income tax rate to 21% from 35% resulting from the Tax Act. In addition, income tax expense in the third quarter of 2018 reflects the following items (dollars in millions):

	Increase (Decrease)
	Income Before Income Taxes	Income Tax Expense
Net gain on disposition of subsidiaries	$178.4	$11.0
Repositioning actions	(149.4)	(36.0)
Adjustment to provisional effect of the Tax Act	—	28.9
	$29.0	$3.9

The net gain resulting from the net disposition of subsidiaries reflects favorable local tax rates applied to certain non-U.S. gains. The tax benefit on the repositioning actions was calculated based on the jurisdictions where the charges were incurred and reflects the likelihood that we will be unable to obtain a tax benefit for all charges incurred. Further, in the third quarter of 2018 we recorded additional income tax expense of $28.9 million reflecting a revision to certain components of the provisional estimate of the effect of the Tax Act recorded in the fourth quarter of 2017 (see Note 8 to the unaudited consolidated financial statements).
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
Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the third quarter of 2018 increased $35.3 million, or 13.4%, to $298.9 million from $263.6 million in the third quarter of 2017. The period-over-period increase is due to the factors described above. Diluted net income per share - Omnicom Group Inc. increased 16.8% to $1.32 in the third quarter of 2018, compared to $1.13 in the third quarter of 2017, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan. Excluding the impact of the net gain on disposition of subsidiaries and repositioning actions and the additional income tax expense from the revision to certain components of the provisional estimate of the effect of the Tax Act recorded in the fourth quarter of 2017, net income - Omnicom Group Inc. and diluted net income per share - Omnicom Group Inc. for the third quarter of 2018 would have been $280.7 million and $1.24, respectively.

RESULTS OF OPERATIONS - Nine Months of 2018 Compared to Nine Months of 2017 (in millions):

	2018	2017
Revenue	$11,203.5	$11,097.1
Operating Expenses:
Salary and service costs	8,319.9	8,184.6
Occupancy and other costs	1,016.7	924.5
Net gain on disposition of subsidiaries	(178.4)	—
Cost of services	9,158.2	9,109.1
Selling, general and administrative expenses	336.3	318.2
Depreciation and amortization	202.7	212.4
	9,697.2	9,639.7
Operating Profit	1,506.3	1,457.4
Operating Margin %	13.4%	13.1%
Interest Expense	198.1	187.0
Interest Income	42.0	38.0
Income Before Income Taxes and Income From Equity Method Investments	1,350.2	1,308.4
Income Tax Expense	343.0	406.7
Income From Equity Method Investments	3.6	2.7
Net Income	1,010.8	904.4
Net Income Attributed To Noncontrolling Interests	83.6	70.4
Net Income - Omnicom Group Inc.	$927.2	$834.0
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
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin for the for the periods presented (in millions):

	2018	2017
Net Income - Omnicom Group Inc.	$927.2	$834.0
Net Income Attributed To Noncontrolling Interests	83.6	70.4
Net Income	1,010.8	904.4
Income From Equity Method Investments	3.6	2.7
Income Tax Expense	343.0	406.7
Income Before Income Taxes and Income From Equity Method Investments	1,350.2	1,308.4
Interest Expense	198.1	187.0
Interest Income	42.0	38.0
Operating Profit	1,506.3	1,457.4
Add back: Amortization of intangible assets	79.7	86.8
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$1,586.0	$1,544.2

Revenue	$11,203.5	$11,097.1
EBITA	$1,586.0	$1,544.2
EBITA Margin %	14.2%	13.9%

Revenue
In the nine months of 2018, revenue increased $106.4 million, or 1.0%, to $11,203.5 million from $11,097.1 million in the nine months of 2017. Changes in foreign exchange rates increased revenue $168.0 million, acquisition revenue, net of disposition revenue, reduced revenue $225.6 million, and organic growth increased revenue $272.5 million. The reduction in revenue in the nine months of 2018 resulting from our acquisition and disposition activity arose principally from the sale of our specialty print media business.
The impact of changes in foreign exchange rates increased revenue 1.5%, or $168.0 million, compared to the nine months of 2017, primarily resulting from the strengthening of the Euro and British Pound against the U.S. Dollar.
The components of revenue change for the nine months of 2018 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
September 30, 2017	$11,097.1		$6,065.1		$5,032.0
Components of revenue change:
Foreign exchange rate impact	168.0	1.5%	—	—%	168.0	3.3%
Acquisition revenue, net of disposition revenue	(225.6)	(2.0)%	(96.8)	(1.6)%	(128.8)	(2.6)%
Organic growth	272.5	2.5%	3.2	0.1%	269.3	5.4%
Impact of adoption of ASC 606	(108.5)	(1.0)%	(106.9)	(1.8)%	(1.6)	—%
September 30, 2018	$11,203.5	1.0%	$5,864.6	(3.3)%	$5,338.9	6.1%
The components and percentages are calculated as follows:

•
Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $11,035.5 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($11,203.5 million less $11,035.5 million for the Total column).

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

•	The impact of the adoption of ASC 606 is discussed above in the Accounting Change section.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($11,097.1 million for the Total column).
Revenue and organic growth, expressed as a percentage and excluding the impact of ASC 606, in our principal regional markets were (in millions):

	2018	2017	$ Change	% Organic Growth
Americas:
North America	$6,178.6	$6,422.5	$(243.9)	(0.3)%
Latin America	325.6	345.5	(19.9)	2.4%
EMEA:
Europe	3,227.9	2,917.8	310.1	6.1%
Middle East and Africa	207.2	219.8	(12.6)	(5.9)%
Asia Pacific	1,264.2	1,191.5	72.7	9.9%
	$11,203.5	$11,097.1	$106.4	2.5%

In Europe, our primary markets are the U.K. and the Euro Zone. Revenue for the nine months ended September 30, 2018, in the U.K., which represents 9.6% of total revenue, increased 6.1%, primarily due to the favorable impact from changes in foreign exchange rates, and revenue in the Euro Zone and the other European countries, which together comprise 19.2% of total revenue, increased 13.1%.
In North America, modest growth in the United States was offset by a decrease in revenue primarily resulting from the impact of the adoption of ASC 606, the disposition of our specialty print media business in the second quarter of 2017, and negative performance in Canada. Organic revenue growth in the United States was led by our CRM Consumer Experience, public relations and healthcare businesses, and was substantially offset by a decrease in organic revenue in certain of our advertising and media businesses due to client losses in prior periods, reductions in scope, as well as a change in mix in our programmatic media planning and buying business, as some clients shift their preference to purchase this service on an unbundled basis rather than a bundled basis, and negative performance in our CRM Execution & Support discipline. The revenue increase in Europe resulted from strong growth across the region, particularly in France, Spain and the Czech Republic and the strengthening of the Euro and the British Pound against the U.S. Dollar in the first half of the year. The decrease in revenue in Latin America was primarily a result of the weakening of the Brazilian Real against the U.S. Dollar, which offset modest growth in most countries in the region. In Asia Pacific, organic growth in most countries in the region, especially Australia, China, New Zealand and India, was partially offset by disposition activity.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change through the nine months of 2018 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 2.9% and 3.2% of our revenue for the nine months of 2018 and 2017, respectively. Our ten largest and 100 largest clients represented 19.3% and 50.9% of our revenue for the nine months of 2018, respectively, and 19.7% and 51.4% of our revenue for the nine months of 2017, respectively.
In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following categories: advertising, CRM, which includes CRM Consumer Experience and CRM Execution & Support, public relations and healthcare.
Revenue for the nine months of 2018 and 2017 and the change in revenue and organic growth from the nine months of 2017 by discipline were (in millions):

	Nine Months Ended September 30,
	2018		2017
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising	$5,961.0	53.2%	$5,909.0	53.3%	$52.0	2.4%
CRM Consumer Experience	1,932.7	17.3%	1,902.6	17.1%	30.1	6.5%
CRM Execution & Support	1,472.8	13.1%	1,547.7	13.9%	(74.9)	(2.3)%
Public Relations	1,065.0	9.5%	1,038.8	9.4%	26.2	2.0%
Healthcare	772.0	6.9%	699.0	6.3%	73.0	3.5%
	$11,203.5		$11,097.1		$106.4	2.5%
We provide services to clients that operate in various industry sectors. Revenue by sector for the nine months of 2018 and 2017 was:

	2018	2017
Food and Beverage	13%	13%
Consumer Products	9%	10%
Pharmaceuticals and Health Care	13%	12%
Financial Services	8%	7%
Technology	9%	9%
Auto	10%	10%
Travel and Entertainment	7%	6%
Telecommunications	5%	5%
Retail	6%	6%
Other	20%	22%

Operating Expenses
Operating expenses for the nine months of 2018 compared to the nine months of 2017 were (in millions):

	Nine Months Ended September 30,
	2018		2017		2018 vs. 2017
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$11,203.5		$11,097.1		$106.4	1.0%
Operating Expenses:
Salary and service costs	8,319.9	74.3%	8,184.6	73.8%	135.3	1.7%
Occupancy and other costs	1,016.7	9.1%	924.5	8.3%	92.2	10.0%
Net gain on disposition of subsidiaries	(178.4)	(1.6)%	—	—%	(178.4)
Cost of services	9,158.2		9,109.1		49.1
Selling, general and administrative expenses	336.3	3.0%	318.2	2.9%	18.1	5.7%
Depreciation and amortization	202.7	1.8%	212.4	1.9%	(9.7)	(4.6)%
	9,697.2	86.6%	9,639.7	86.9%	57.5	0.6%
Operating Profit	$1,506.3	13.4%	$1,457.4	13.1%	$48.9	3.4%
During the third quarter of 2018, we recorded a net gain of $178.4 million related to the disposition of certain subsidiaries. Also, during the third quarter, we took certain repositioning actions and we recognized charges of $149.4 million for incremental severance, office lease consolidation and terminations, asset write-offs and other charges. The impact of the repositioning actions and net gain on sale of subsidiaries on operating expenses for the nine months of 2018 was (dollars in millions):

	Increase (Decrease)
	Repositioning Actions	Net Gain on Disposition of Subsidiaries	Total
Salary and service costs	$73.7	$—	$73.7
Occupancy and other costs	73.5	—	73.5
Net gain on disposition of subsidiaries		(178.4)	(178.4)
Cost of services	147.2	(178.4)	(31.2)
Selling, general and administrative expenses	2.2	—	2.2
Depreciation and amortization	—	—	—
	$149.4	$(178.4)	$(29.0)
Operating expenses increased 0.6% in the nine months of 2018 compared to the nine months of 2017. Salary and service costs, which tend to fluctuate with changes in revenue, increased 1.7%, or $135.3 million, in the nine months of 2018 compared to the nine months of 2017. The period-over-period increase reflects the incremental severance and other charges of $73.7 million. Excluding the impact of the incremental severance and other charges, salary and service increased $61.6 million or 0.8%. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased 10.0%, or $92.2 million, in the nine months of 2018 compared to the nine months of 2017. The period-over-period increase reflects $73.5 million of repositioning charges primarily related to office lease consolidation and terminations. Excluding the impact of the repositioning charges occupancy and other costs increased $18.7 million or 2.0%, primarily due to the unfavorable impact from changes in foreign exchange rates in the first nine months of the year. Operating margin increased period-over-period to 13.4% from 13.1%. EBITA margin increased 0.3% to 14.2% in the nine months of 2018 from 13.9% in the nine months of 2017. Excluding the impact of the net gain on disposition of subsidiaries and repositioning expenses, operating margin increased period-over-period to 13.2% and EBITA margin remained flat period-over-period at 13.9%.
Net Interest Expense
Net interest expense increased $7.1 million period-over-period to $156.1 million. Interest expense on debt increased $10.5 million to $179.7 million in the nine months of 2018, primarily due to a reduced benefit from the fixed-to-floating interest rate swaps due to higher rates on the floating rate leg. At September 30, 2018, our debt portfolio was approximately 75% fixed rate obligations and 25% floating rate obligations and was unchanged from December 31, 2017. Note 6 to the unaudited consolidated financial statements includes a discussion of our interest rate swaps. Interest income for the nine months of 2018 increased $4.0 million period-over-period to $42.0 million due to higher interest earned on cash held by our international treasury centers.

Income Taxes
Our effective tax rate for the nine months of 2018, decreased period-over-period to 25.4% from 31.1%. The decrease was primarily attributable to the reduction of the U.S. federal statutory income tax rate to 21% from 35% resulting from the Tax Act. Income tax expense in the nine months of 2018 was reduced by approximately $19 million, primarily as a result of the successful resolution of foreign tax claims. Additionally, income tax expense for the nine months of 2018 reflects the following items, which were recorded in the third quarter of 2018 (dollars in millions):

	Increase (Decrease)
	Income Before Income Taxes	Income Tax Expense
Net gain on disposition of subsidiaries	$178.4	$11.0
Repositioning actions	(149.4)	(36.0)
Adjustment to provisional effect of the Tax Act	—	28.9
	$29.0	$3.9
The net gain resulting from the net disposition of subsidiaries reflects favorable local tax rates applied to certain non-U.S. gains. The tax benefit on the repositioning actions was calculated based on the jurisdictions where the charges were incurred and reflects the likelihood that we will be unable to obtain a tax benefit for all charges incurred. Further, in the third quarter of 2018 we recorded additional income tax expense of $28.9 million reflecting a revision to certain components of the provisional estimate of the effect of the Tax Act recorded in the fourth quarter of 2017 (see Note 8 to the unaudited consolidated financial statements).
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
Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the nine months of 2018 increased $93.2 million, or 11.2%, to $927.2 million from $834.0 million in the nine months of 2017. The period-over-period increase is due to the factors described above. Diluted net income per share - Omnicom Group Inc. increased 14.4% to $4.06 in the nine months of 2018, compared to $3.55 in the nine months of 2017, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan. Excluding the impact of the net gain on disposition of subsidiaries and repositioning actions and the additional income tax expense from the revision to certain components of the provisional estimate of the effect of the Tax Act recorded in the fourth quarter of 2017, net income - Omnicom Group Inc. and diluted net income per share - Omnicom Group Inc. for the nine months of 2018 would have been $909.0 million and $3.98, respectively.

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
When performing the annual impairment test as of June 30, 2018 and estimating the future cash flows of our reporting units, we considered the current macroeconomic environment, as well as industry and market specific conditions at mid-year 2018. In the first half of 2018, our revenue increased 2.5%, which excluded our net disposition activity and the impact from changes in foreign exchange rates. While our businesses in Europe had improved performance, the continuing uncertain economic and political conditions in the EU have been further complicated by the United Kingdom's ongoing negotiations with the European Council to withdraw from the EU. During the first half of 2018, weakness in certain Latin American economies we operate in has the potential to affect our near-term performance in that region. We considered the effect of these conditions in our annual impairment test.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements
Our primary liquidity sources are our operating cash flow, cash and cash equivalents and short-term investments. Additional liquidity sources include our credit facilities and commercial paper program, and access to the capital markets. At September 30, 2018, we have a $2.5 billion revolving credit facility, or Credit Facility, expiring on July 31, 2021, uncommitted credit lines aggregating $1.2 billion, and the ability to issue up to $2 billion of commercial paper. Our liquidity funds our non-discretionary cash requirements and our discretionary spending.
Working capital is our principal non-discretionary funding requirement. In addition, we have contractual obligations related to our senior notes, recurring business operations, primarily related to lease obligations, and contingent purchase price obligations (earn-outs) from prior acquisitions. Our principal discretionary cash spending includes dividend payments to common shareholders, capital expenditures, strategic acquisitions and repurchases of our common stock. As a result, we typically have a short-term borrowing requirement normally peaking during the second quarter of the year due to the timing of payments for incentive compensation, income taxes and contingent purchase price obligations. In addition, our $500 million 6.25% Senior Notes due 2019 mature on July 15, 2019 and are classified as current.
Based on past performance and current expectations, we believe that our operating cash flow will be sufficient to meet our non-discretionary cash requirements, and our discretionary spending for the next twelve months.
Cash and cash equivalents decreased $1.7 billion from December 31, 2017 and short-term investments increased $6.3 million from December 31, 2017. During the first nine months of 2018, we used $238.6 million of cash in operating activities, which included the use for operating capital of $1.4 billion, reflecting our typical working capital requirements during the period. Our discretionary spending during the first nine months of 2018 was: capital expenditures of $116.2 million; dividends paid to common shareholders of $413.7 million; dividends paid to shareholders of noncontrolling interests of $104.7 million; repurchases of our common stock, net of proceeds from stock option exercises and related tax benefits and common stock sold to our employee stock purchase plan, of $517.9 million; and acquisition payments, including payment of contingent purchase price obligations and acquisition of additional shares of noncontrolling interests, net of cash acquired, of $434.0 million. In addition, the third quarter of 2018 includes $308.4 million of proceeds from the disposition of certain businesses.
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
At September 30, 2018, our foreign subsidiaries held approximately $884 million of our total cash and cash equivalents of $2.1 billion. Most of the cash is available to us, net of any foreign withholding taxes payable upon repatriation to the United States.

Our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents and short-term investments, at September 30, 2018 increased $1.6 billion as compared to December 31, 2017. The increase in net debt is due to a decrease in cash and cash equivalents and short-term investments of $1.7 billion primarily arising from the unfavorable change in our operating capital of $1.4 billion, which typically occurs during the first nine months of the year. As compared to September 30, 2017, net debt decreased $352.4 million.
The components of net debt as of September 30, 2018, December 31, 2017 and September 30, 2017 were (in millions):

	September 30, 2018	December 31, 2017	September 30, 2017
Short- term debt	$11.3	$11.8	$38.7
Long-term debt, including current portion	4,857.2	4,912.9	4,927.4
Total debt	4,868.5	4,924.7	4,966.1
Less: Cash and cash equivalents and short-term investments	2,105.8	3,796.4	1,851.0
Net debt	$2,762.7	$1,128.3	$3,115.1
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
Debt Instruments and Related Covenants
At September 30, 2018, the total principal amount of our fixed rate senior notes was $4.9 billion and the total notional amount of the fixed-to-floating interest rate swaps was $1.25 billion. The interest rate swaps have the economic effect of converting our debt portfolio to approximately 75% fixed rate obligations and 25% floating rate obligations.
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
The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At September 30, 2018, we were in compliance with these covenants as our Leverage Ratio was 2.0 times and our Interest Coverage Ratio was 10.2 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
At September 30, 2018, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody's. Our access to the commercial paper market and the cost of these borrowings are affected by our credit ratings and market conditions. Our senior notes and Credit Facility do not contain provisions that require acceleration of cash payments in the event our debt credit ratings are downgraded.
Credit Markets and Availability of Credit
We typically fund our day-to-day liquidity by issuing commercial paper. Additional liquidity sources include our Credit Facility or the uncommitted credit lines. At September 30, 2018, there were no outstanding commercial paper issuances or borrowings under the Credit Facility or the uncommitted credit lines.
Commercial paper activity for the three months ended September 30, 2018 and 2017 was (dollars in millions):

	2018	2017
Average amount outstanding during the quarter	$383.3	$1,335.1
Maximum amount outstanding during the quarter	$815.0	$1,769.8
Average days outstanding	5.0	17.6
Weighted average interest rate	2.24%	1.45%

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
CREDIT RISK
We provide advertising, marketing and corporate communications services to several thousand clients who operate in nearly every sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client represented 2.9% of our revenue for the first nine months of 2018. However, during periods of economic downturn, the credit profiles of our clients could change.
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
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2018, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 are appropriate.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of September 30, 2018. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common stock repurchases during the three months ended September 30, 2018 were

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2018	639,327	$72.95	—	—
August 1 - 31, 2018	135,315	$67.53	—	—
September 1 - 30, 2018	25,000	$68.88	—	—
	799,642	$71.91	—	—
During the three months ended September 30, 2018, we purchased 595,000 shares of our common stock in the open market for general corporate purposes and withheld 204,642 shares from employees to satisfy estimated statutory income tax obligations related to stock option exercises and vesting of restricted stock. The value of the common stock withheld was based on the closing price of our common stock on the applicable exercise or vesting date.
There were no unregistered sales of our equity securities during the three months ended September 30, 2018.
Item 6. Exhibits

12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of the Chairman and Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32
Certification of the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

101	Interactive Data Files.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNICOM GROUP INC.
Date:	October 16, 2018	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)