Form 10-K
period 2018-12-31
OMNICOM GROUP INC.
filed 2019-02-12
CIK 29989

______________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR FISCAL YEAR ENDED DECEMBER 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
____________________________________________________________

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2018 was $16,936,300,000.

As of January 31, 2019, there were 223,690,798 shares of Omnicom Group Inc. Common Stock outstanding.

Portions of the Omnicom Group Inc. Definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 20, 2019 are incorporated by reference into Part III of this report to the extent described herein.

OMNICOM GROUP INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2018

i

FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements, including statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, the Company or its representatives have made, or may make, forward-looking statements, orally or in writing. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of the Company’s management as well as assumptions made by, and information currently available to, the Company’s management. Forward-looking statements may be accompanied by words such as “aim,” “anticipate,” “believe,” “plan,” “could,” “should,” “would,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “will,” “possible,” “potential,” “predict,” “project” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside the Company’s control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include: international, national or local economic conditions that could adversely affect the Company or its clients; losses on media purchases and production costs incurred on behalf of clients; reductions in client spending, a slowdown in client payments and a deterioration in the credit markets; the ability to attract new clients and retain existing clients in the manner anticipated; changes in client advertising, marketing and corporate communications requirements; failure to manage potential conflicts of interest between or among clients; unanticipated changes relating to competitive factors in the advertising, marketing and corporate communications industries; ability to hire and retain key personnel; currency exchange rate fluctuations; reliance on information technology systems; changes in legislation or governmental regulations affecting the Company or its clients; risks associated with assumptions the Company makes in connection with its critical accounting estimates and legal proceedings; and the Company’s international operations, which are subject to the risks of currency repatriation restrictions, social or political conditions and regulatory environment. The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that may affect the Company’s business, including those described in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Except as required under applicable law, the Company does not assume any obligation to update these forward-looking statements.

ii

PART I
Introduction
This report is our 2018 annual report to shareholders and our 2018 Annual Report on Form 10-K, or 2018 10-K.
Omnicom Group Inc., a New York corporation formed in 1986, through its branded networks and agencies provides advertising, marketing and corporate communications services to over 5,000 clients in more than 100 countries. The terms “Omnicom,” “the Company,” “we,” “our” and “us” each refer to Omnicom Group Inc. and its subsidiaries unless the context indicates otherwise.
Item 1. Business
Our Business
Omnicom is a strategic holding company and a leading global provider of advertising, marketing and corporate communications services. We operate in a highly competitive industry and compete against other global, national and regional advertising and marketing services companies, as well as technology, social media and professional services companies. The proliferation of media channels, including the rapid development and integration of interactive technologies and mediums, has fragmented consumer audiences targeted by our clients. These developments make it more complex for marketers to reach their target audiences in a cost-effective way, causing them to turn to global service providers such as Omnicom for a customized mix of advertising and marketing services designed to optimize their total marketing expenditure.
On a global, pan-regional and local basis, our networks and agencies provide a comprehensive range of services in the following fundamental disciplines: advertising, customer relationship management, or CRM, which includes CRM Consumer Experience and CRM Execution & Support, public relations and healthcare. Advertising includes creative services, as well as strategic media planning and buying and data analytics services. CRM Consumer Experience includes Omnicom’s Precision Marketing Group and digital/direct agencies, as well as our branding, shopper marketing and experiential marketing agencies and CRM Execution & Support includes field marketing, sales support, merchandising and point of sale, as well as other specialized marketing and custom communications services. Public relations services include corporate communications, crisis management, public affairs and media and media relations services. Healthcare includes advertising and media services to global healthcare clients. Our business model was built and continues to evolve around our clients. Our fundamental business principle is that our clients’ specific marketing requirements are the central focus of how we structure our service offerings and allocate our resources. This client-centric business model requires that multiple agencies within Omnicom collaborate in formal and informal virtual client networks utilizing our key client matrix organization structure. This collaboration allows us to cut across our internal organizational structures to execute our clients’ marketing requirements in a consistent and comprehensive manner. We use our client-centric approach to grow our business by expanding our service offerings to existing clients, moving into new markets and obtaining new clients. In addition to collaborating through our client service models, our agencies and networks collaborate across internally developed technology platforms. Annalect, our proprietary data and analytics platform, serves as the strategic resource for all of our agencies and networks to share when developing client service strategies across our virtual networks. Omni, our people-based precision marketing and insights platform, identifies and defines personalized consumer experiences at scale across creative, media and CRM, as well as other disciplines.
Driven by our clients’ continuous demand for more effective and efficient marketing activities, we strive to provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. A comprehensive listing of our service offerings includes:

advertising	investor relations
branding	marketing research
content marketing	media planning and buying
corporate social responsibility consulting	merchandising and point of sale
crisis communications	mobile marketing
custom publishing	multi-cultural marketing
data analytics	non-profit marketing
database management	organizational communications
digital/direct marketing	package design
digital transformation	product placement
entertainment marketing	promotional marketing
experiential marketing	public affairs
field marketing	public relations

financial/corporate business-to-business advertising	retail marketing
graphic arts/digital imaging	sales support
healthcare marketing and communications	search engine marketing
instore design	shopper marketing
interactive marketing	social media marketing
sports and event marketing
As clients increase their demands for marketing effectiveness and efficiency, they have made it a practice to consolidate their business within one service provider in the pursuit of a single engagement covering all consumer touch points. We have structured our business around this trend. We believe that our key client matrix organization structure approach to collaboration and integration of our services and solutions has provided a competitive advantage to our business in the past and we expect this to continue over the medium and long term. Our key client matrix organization structure facilitates superior client management and allows for greater integration of the services required by the world’s largest brands. Our over-arching strategy is to continue to use our virtual client networks to grow our business relationships with our largest clients by serving them across our networks, disciplines and geographies. In addition, in 2018, we substantially completed the process of forming practice areas within our global network structure to bring together agencies operating in common disciplines. This action leverages existing resources and, in close coordination with our key client matrix organization, enhances the development of custom client solutions.
The various components of our business, including revenue by discipline and geographic area, and material factors that affected us in 2018 are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, of this report. None of our acquisitions or dispositions, individually or in the aggregate, in the three-year period ended December 31, 2018 was material to our results of operations or financial position. For information about our acquisitions, see Note 5 to the consolidated financial statements.
Our Clients
Our clients operate in virtually every sector of the global economy. In many cases, multiple agencies or networks serve different brand, product groups or both within the same client. For example, in 2018 our largest client represented 3.0% of revenue and was served by more than 225 of our agencies. Our 100 largest clients, which represent many of the world's major marketers, comprised approximately 51% of revenue and were each served, on average, by more than 60 of our agencies.
Our Employees
At December 31, 2018, we employed approximately 70,400 people worldwide. The skill sets of our workforce across our agencies and within each discipline are similar. Common to all is the ability to understand a client’s brand or product and their selling proposition and to develop a unique message to communicate the value of the brand or product to the client’s target audience, whether through traditional channels or emerging digital platforms. Recognizing the importance of this core competency, we have established tailored training and education programs for our client service professionals around this competency. See the MD&A for a discussion of the effect of salary and related costs on our results of operations.
Executive Officers of the Registrant
At January 31, 2019, our executive officers were:

Name	Position	Age
John D. Wren	Chairman of the Board and Chief Executive Officer	66
Philip J. Angelastro	Executive Vice President and Chief Financial Officer	54
Michael J. O’Brien	Senior Vice President, General Counsel and Secretary	57
Andrew L. Castellaneta	Senior Vice President, Chief Accounting Officer	60
Peter L. Swiecicki	Senior Vice President, Finance and Controller	60
Jonathan B. Nelson	CEO, Omnicom Digital	51
Each executive officer has held his present position for at least five years, except: Mr. Wren was named Chairman of the Board and Chief Executive Officer in May 2018 and previously served as President and Chief Executive Officer from 1997 to May 2018; Mr. Angelastro was named Executive Vice President and Chief Financial Officer in September 2014 and previously served as Senior Vice President Finance and Controller from 2002 until September 2014; Mr. Castellaneta was named Senior Vice President, Chief Accounting Officer in January 2015 and previously served as Assistant Controller from 2000 until January 2015; and Mr. Swiecicki was named Senior Vice President, Finance and Controller in January 2015 and previously served as Director of Business Operations from 2013 until January 2015 after holding various positions with BBDO Worldwide from 1983 until 2013. Additional information about our directors and executive officers will appear in our definitive proxy statement, which is expected to be filed with the United States Securities and Exchange Commission, or SEC, by April 10, 2019.

Available Information
We file annual, quarterly and current reports and any amendments to those reports, proxy statements and other information with the SEC. Documents we file with the SEC are available free of charge on our website at http://investor.omnicomgroup.com, as soon as reasonably practicable after such material is filed with the SEC. The information included on or available through our website is not part of this or any other report we file with the SEC. Any document that we file with the SEC is available on the SEC’s website at www.sec.gov.
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
Our ability to acquire new clients and retain existing clients may, in some cases, be limited by clients’ perceptions of, or policies concerning, conflicts of interest arising from other client relationships. If we are unable to maintain multiple agencies to manage multiple client relationships and avoid potential conflicts of interests, our business, results of operations and financial position may be adversely affected.
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
Our international operations represent approximately 48% of our 2018 revenue. We operate in all major international markets including the Euro Zone, the United Kingdom, or the U.K., Australia, Brazil, Canada, China and Japan. Our agencies transact business in more than 50 different currencies. Substantially all of our foreign operations transact business in their local currency and accordingly, their financial statements are translated into U.S. Dollars. As a result, both adverse and beneficial fluctuations in foreign exchange rates impact our business, results of operations and financial position. In addition, funds transferred to the United States can be adversely or beneficially impacted by changes in foreign currency exchange rates.
We rely extensively on information technology systems and cybersecurity incidents could adversely affect us.
We rely on information technology systems and infrastructure to process, store and transmit data, summarize results, manage our business and maintain client advertising and marketing information. Increased cybersecurity threats and attacks, which are becoming more sophisticated, pose a risk to our systems and networks. Security breaches, improper use of our systems and unauthorized access to our data and information by employees and others may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. We also have access to sensitive or personal data or information that is subject to privacy laws and regulations. Our systems and processes to protect against, detect, prevent, respond to and mitigate cybersecurity incidents and our organizational training for employees to develop an understanding of cybersecurity risks and threats may be unable to prevent material security breaches, theft, modification or loss of data, employee malfeasance and additional known and unknown threats. Such events could adversely affect our business and reputation. In addition, we use third-party service providers, including cloud providers, to store, transmit and process data. Our insurance may not protect us against damages resulting from cybersecurity incidents, which could adversely affect our business and reputation.
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
The operational and financial performance of our international businesses are affected by global and regional economic conditions, competition for new business and staff, currency exchange rate fluctuation, political conditions, regulatory environment and other risks associated with extensive international operations. In addition, we conduct business in numerous high-growth markets and developing countries which tend to have longer billing collection cycles, currency repatriation restrictions and commercial laws that can be undeveloped, vague, inconsistently enforced, retroactively applied or frequently changed. The risks associated with our international operations could have a material adverse effect on our business, results of operations and financial position. Additionally, our operations are subject to the United States Foreign Corrupt Practices Act and other anti-corruption and anti-bribery laws and regulations. These laws and regulations are complex and stringent, and any violation could have an adverse effect on our business and reputation. For financial information by geographic region, see Note 8 to the consolidated financial statements.
We have substantial operations in the U.K. and the Euro Zone. In June 2016, voters in the U.K. elected to withdraw from the European Union, or E.U. (commonly referred to as “Brexit”). Unless the E.U. agrees to an extension, the U.K. is scheduled to exit the E.U. on March, 29, 2019, and it is possible that the U.K. may exit without an agreement in place. The uncertainties related to Brexit have cross-border operational, financial and tax implications, among others, and any economic volatility that may arise in the U.K., the E.U. or elsewhere may adversely affect our business.
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
Generally, our businesses are not directly affected by current laws and other regulations aimed at mitigating the impact of climate change by reducing emissions or otherwise, although our businesses could be in the future. However, we could be indirectly affected by increased prices for goods or services provided to us by companies that are directly affected by these laws and regulations and pass their increased costs through to their customers. Further, if our clients are impacted by such laws or requirements, either directly or indirectly, their spending for advertising and marketing services may decline, which could adversely impact our business, results of operations and financial position. Additionally, to comply with potential future changes in environmental laws and regulations, we may need to incur additional costs; therefore, at this time, we cannot estimate what impact such regulations may have on our business, results of operations and financial position.

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
We lease substantially all our office space under operating leases that expire at various dates. Lease obligations of our foreign operations are generally denominated in their local currency. Office base rent expense was $287.8 million, $330.4 million and $334.1 million in 2018, 2017 and 2016, respectively, net of rent received from non-cancelable third-party subleases.
Future minimum office base rent under non-cancelable operating leases, net of rent receivable from existing non-cancelable third-party subleases, is (in millions):

Net Rent
2019	$308.5
2020	266.3
2021	219.6
2022	183.5
2023	150.3
Thereafter	662.4
$1,790.6
See Note 16 to the consolidated financial statements for a description of our lease commitments, which comprise a significant component of our occupancy and other costs. See Note 22 to the consolidated financial statements for a discussion of the impact of the adoption of FASB Accounting Standards Codification Topic 842, Leases.
Item 3. Legal Proceedings
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.
In December 2016, two of our subsidiaries received subpoenas from the U.S. Department of Justice Antitrust Division concerning its ongoing investigation of video production and post-production practices in the advertising industry. In November 2018, the Company received confirmation that the investigation of the Company's subsidiaries had been closed without any action taken against the Company, its subsidiaries or employees.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed and traded on the New York Stock Exchange under the symbol “OMC.” As of January 31, 2019, there were 2,014 registered holders of our common stock.
Common stock repurchases during the three months ended December 31, 2018 were:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2018	504,601	$71.56	—	—
November 1 - 30, 2018	—	—	—	—
December 1 - 31, 2018	260,488	70.91	—	—
	765,089	$71.34	—	—
During the three months ended December 31, 2018, we purchased 600,000 shares of our common stock in the open market for general corporate purposes and withheld 165,089 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards and stock option exercises. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting or exercise date. There were no unregistered sales of equity securities during the three months ended December 31, 2018.
For information on securities authorized for issuance under our equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which relevant information will be included in our definitive proxy statement, which is expected to be filed with the SEC by April 10, 2019.
Item 6. Selected Financial Data
The following selected financial data should be read in conjunction with our consolidated financial statements and related notes that begin on page F-1 of this report, as well as the MD&A.

	(In millions, except per share amounts)
For the years ended December 31:	2018	2017	2016	2015	2014
Revenue	$15,290.2	$15,273.6	$15,416.9	$15,134.4	$15,317.8
Operating Profit	2,133.5	2,083.8	2,030.5	1,920.1	1,944.1
Net Income - Omnicom Group Inc.	1,326.4	1,088.4	1,148.6	1,093.9	1,104.0
Net Income Per Common Share - Omnicom Group Inc.:
Basic	5.85	4.68	4.80	4.43	4.27
Diluted	5.83	4.65	4.78	4.41	4.24
Dividends Declared Per Common Share	2.40	2.25	2.15	2.00	1.90
	(In millions)
At December 31:	2018	2017	2016	2015	2014
Cash and cash equivalents and short-term investments	$3,657.9	$3,796.4	$3,022.8	$2,619.7	$2,390.3
Total assets	24,617.0	24,931.2	23,165.4	22,110.7	21,428.4
Long-term debt, including current portion	4,883.7	4,912.9	4,920.6	4,565.6	4,542.5
Long-term liabilities	1,197.8	1,091.2	892.3	800.5	774.3
Total shareholders’ equity	2,547.1	2,615.1	2,162.0	2,452.4	2,850.0
In 2018, we adopted FASB Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606. As a result of the adoption of ASC 606, in 2018 revenue and operating profit decreased $146.1 million and $6.6 million, respectively. See Note 1 to the consolidated financial statements for additional information.
In 2017, the Tax Cuts and Jobs Act, or Tax Act, reduced net income - Omnicom Group Inc. See Note 11 to the consolidated financial statements for additional information regarding the impact of the Tax Act on income tax expense.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY
We are a strategic holding company providing advertising, marketing and corporate communications services to clients through our branded networks and agencies around the world. On a global, pan-regional and local basis, our networks and agencies provide a comprehensive range of services in the following fundamental disciplines: advertising, CRM, which includes CRM Consumer Experience and CRM Execution & Support, public relations and healthcare. Our business model was built and continues to evolve around our clients. While our networks and agencies operate under different names and frame their ideas in different disciplines, we organize our services around our clients. Our fundamental business principle is that our clients’ specific marketing requirements are the central focus of how we structure our service offerings and allocate our resources. This client-centric business model requires that multiple agencies within Omnicom collaborate in formal and informal virtual client networks utilizing our key client matrix organization structure. This collaboration allows us to cut across our internal organizational structures to execute our clients’ marketing requirements in a consistent and comprehensive manner. We use our client-centric approach to grow our business by expanding our service offerings to existing clients, moving into new markets and obtaining new clients. In addition, we pursue selective acquisitions of complementary companies with strong entrepreneurial management teams that typically currently serve or could serve our existing clients.
As a leading global advertising, marketing and corporate communications company, we operate in all major markets and have a large and diverse client base. In 2018, our largest client represented 3.0% of revenue and our 100 largest clients, which represent many of the world's major marketers, comprised approximately 51% of revenue. Our clients operate in virtually every sector of the global economy with no one industry comprising more than 14% of our revenue in 2018. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
As described in more detail below, in 2018, revenue increased $16.6 million, or 0.1%, compared to 2017. Changes in foreign exchange rates increased revenue $85.1 million, or 0.6%, acquisition revenue, net of disposition revenue, reduced revenue $326.6 million, or 2.1%, reflecting the disposition of certain non-strategic businesses, and organic growth increased revenue $404.2 million, or 2.6%. In addition, the impact of the adoption of ASC 606 (see Note 1 to the consolidated financial statements) reduced revenue by $146.1 million, or 1.0%.
Global economic conditions have a direct impact on our business and financial performance. Adverse global or regional economic conditions pose a risk that our clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications services, which would reduce the demand for our services. Revenue is typically lower in the first and third quarters and higher in the second and fourth quarters, reflecting client spending patterns during the year and additional project work that usually occurs in the fourth quarter. Additionally, certain global events targeted by major marketers for advertising expenditures, such as the FIFA World Cup and the Olympics, and certain national events, such as the U.S. election process, may affect our revenue period-over-period in certain businesses. Typically, these events do not have a significant impact on our revenue in any period. In 2018, our agencies in North America continued their modest growth with uneven performance across our service disciplines. In Europe, while mixed by country, most of our businesses had strong growth, however, the continuing uncertain economic and political conditions in the E.U., have been complicated by the status of Brexit. In Brazil, unstable economic and political conditions contributed to the continuing volatility in the market. Most of our businesses in Asia-Pacific had positive growth consistent with recent periods. The economic and fiscal issues facing the countries we operate in can cause economic uncertainty and volatility; however, the impact on our business varies by country. We monitor economic conditions closely, as well as client revenue levels and other factors and, in response to reductions in our client revenue, if necessary, we will take actions available to us to align our cost structure and manage our working capital. There can be no assurance whether, or to what extent, our efforts to mitigate any impact of future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments will be effective.
Certain business trends have had a positive impact on our business and industry. These trends include clients increasingly expanding the focus of their brand strategies from national markets to pan-regional and global markets and integrating traditional and non-traditional marketing channels, as well as utilizing new communications technologies and emerging digital platforms. As clients increase their demands for marketing effectiveness and efficiency, they have made it a practice to consolidate their business within one service provider in the pursuit of a single engagement covering all consumer touch points. We have structured our business around these trends. We believe that our key client matrix organization structure approach to collaboration and integration of our services and solutions have provided a competitive advantage to our business in the past and we expect this to continue over the medium and long term. In addition, in 2018, we completed the process of forming practice areas within our global network structure to bring together agencies operating in common disciplines. This action leverages existing resources and, in close coordination with our key client matrix organization, enhances the development of custom client solutions.

Driven by our clients’ continuous demand for more effective and efficient marketing activities, we strive to provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. These services include, among others, advertising, branding, content marketing, corporate social responsibility consulting, crisis communications, custom publishing, data analytics, database management, digital/direct marketing, digital transformation, entertainment marketing, experiential marketing, field marketing, financial/corporate business-to-business advertising, graphic arts/digital imaging, healthcare marketing and communications, in-store design, interactive marketing, investor relations, marketing research, media planning and buying, merchandising and point of sale, mobile marketing, multi-cultural marketing, non-profit marketing, organizational communications, package design, product placement, promotional marketing, public affairs, public relations, retail marketing, sales support, search engine marketing, shopper marketing, social media marketing and sports and event marketing.
In the near term, barring unforeseen events and excluding the impact of changes in foreign exchange rates, because of continued improvement in operating performance by many of our agencies and new business activities, we expect our organic revenue to increase modestly for 2019 and over the long term to be in excess of the weighted average nominal GDP growth in our major markets. We expect to continue to identify acquisition opportunities intended to build upon the core capabilities of our strategic disciplines and business platforms, expand our operations in high-growth and emerging markets and enhance our capabilities to leverage new technologies that are being used by marketers today.
We continually evaluate our portfolio of businesses to identify areas for investment and acquisition opportunities, as well as to identify non-strategic or underperforming businesses for disposition. During the third quarter of 2018, we disposed of certain businesses, primarily in our CRM Execution & Support discipline, and recorded a net gain of $178.4 million primarily related to the sale of Sellbytel, our European-based outsourced sales, service and support company. Also, during the third quarter, we took certain repositioning actions in an effort to continue to improve our strategic position and achieve operating efficiencies, and we recorded charges of $149.4 million for incremental severance, office lease consolidation and termination, asset write-offs, and other charges. We expect the reduction to our earnings for the disposition activity to be substantially offset by savings achieved from the operating efficiencies and cost reductions, as well as any incremental earnings from new acquisition activity, and we expect a net reduction to revenue of approximately 3% to 3.5% in the first half of 2019 and 2.5% for the full year.
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
In 2018, our revenue increased 0.1% compared to 2017. Changes in foreign exchange rates increased revenue 0.6%, acquisition revenue, net of disposition revenue, reduced revenue 2.1%, and organic growth increased revenue 2.6%. Across our principal regional markets, the changes in revenue were: North America decreased 2.8%, Europe increased 6.0%, Asia-Pacific increased 3.6% and Latin America decreased 7.5%. In North America, modest growth in the United States was offset by a decrease in revenue primarily resulting from the impact of the adoption of ASC 606, the disposition of our specialty print media business in the second quarter of 2017 and negative performance in Canada. Organic revenue growth in the United States was led by our CRM Consumer Experience, healthcare, advertising and media and public relations businesses, and was partially offset by a decrease in our CRM Execution & Support discipline. The revenue increase in Europe resulted from strong organic revenue in the region, particularly in France, Spain and the Czech Republic, modest organic revenue growth in the U.K., and the strengthening of the Euro and the British Pound against the U.S. Dollar in the first half of the year, which was partially offset by disposition activity and negative performance in Germany. The decrease in revenue in Latin America was primarily a result of the weakening of the Brazilian Real against the U.S. Dollar. In Asia-Pacific, organic growth in most countries in the region, especially Australia, China, New Zealand and India, was partially offset by disposition activity. The change in revenue in 2018 compared to 2017, in our four fundamental disciplines was: Advertising increased 1.3%, CRM Consumer Experience increased 0.2%, CRM Execution & Support decreased 11.0%, Public Relations increased 1.7% and Healthcare increased 12.7%.
We measure cost of services in two distinct categories: salary and service costs and occupancy and other costs. As a service business, salary and service costs make up a significant portion of our operating expenses and substantially all these costs comprise the essential components directly linked to the delivery of our services. Salary and service costs include employee compensation and benefits, freelance labor and direct service costs, which include third-party supplier costs and client-related travel costs. Occupancy and other costs consist of the indirect costs related to the delivery of our services, including office rent and other occupancy costs, equipment rent, technology costs, general office expenses and other expenses.

SG&A expenses, which increased slightly year-over-year, primarily consist of third-party marketing costs, professional fees and compensation and benefits and occupancy and other costs of our corporate and executive offices, which includes group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs.
Operating expenses, which include the net gain from the disposition of subsidiaries and the repositioning charges, as described above (see Note 13 to the consolidated financial statements), decreased $33.1 million, in 2018 compared to 2017. Salary and service costs, which tend to fluctuate with changes in revenue, increased $78.9 million, or 0.7%, in 2018 compared to 2017. The year-over-year increase primarily reflects the incremental severance and other charges of $73.7 million incurred in connection with the repositioning actions taken in the third quarter of 2018. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased $68.8 million, or 5.5%, in 2018 compared to 2017. The year-over-year change reflects a decrease of $4.7 million, which was offset by $73.5 million of repositioning charges primarily related to office lease consolidation and termination actions taken in the third quarter of 2018. Operating margin increased year-over-year to 14.0% from 13.6% and EBITA margin increased year-over-year to 14.6% from 14.4%. The net gain on disposition of subsidiaries and repositioning expenses, increased operating profit and operating margin year-over year by $29.0 million and 0.2%, respectively.
Net interest expense increased $10.3 million to $209.2 million in 2018 compared to 2017. Interest expense on debt increased $17.4 million to $241.9 million in 2018. Interest income in 2018 increased $7.5 million, compared to the prior year.
Our effective tax rate for 2018, decreased period-over-period to 25.6% from 36.9% in 2017. The decrease was primarily attributable to the reduction of the U.S. federal statutory income tax rate to 21% from 35% resulting from the Tax Act which was enacted in December 2017. Additionally, income tax expense for 2018 reflects the following: a reduction of approximately $19 million, primarily as a result of the successful resolution of foreign tax claims, a reduction of $25.0 million related to the net income tax effect of the net gain on disposition of subsidiaries and repositioning actions (see Note 13 to the consolidated financial statements) and additional income tax expense of $28.9 million, reflecting the finalization of the provisional estimate of the effect of the Tax Act recorded in the fourth quarter of 2017 (see Note 11 to the consolidated financial statements).
Net income - Omnicom Group Inc. in 2018 increased, due to the factors described above, $238.0 million, or 21.9%, to $1,326.4 million from $1,088.4 million in 2017. The net gain on disposition of subsidiaries and repositioning actions, after the allocable share of $6.9 million to noncontrolling interests, and the additional income tax expense from the finalization of the provisional estimate of the effect of the Tax Act, increased net income - Omnicom Group Inc. $18.2 million. Diluted net income per share - Omnicom Group Inc. increased 25.4% to $5.83 in 2018, compared to $4.65 in 2017, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan. The net gain on disposition of subsidiaries and repositioning actions net of the additional income tax expense from the finalization of the provisional estimate of the effect of the Tax Act, increased diluted net income per share - Omnicom Group Inc. $0.08.
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
Business combinations are accounted for using the acquisition method. The assets acquired, including identified intangible assets, liabilities assumed and any noncontrolling interest in the acquired business are recorded at their acquisition date fair values. In circumstances where control is obtained and less than 100% of a business is acquired, goodwill is recorded as if 100%

were acquired. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs are expensed as incurred. Certain acquisitions include an initial payment at closing and provide for future additional contingent purchase price payments (earn-outs), which are recorded as a liability at the acquisition date fair value. Subsequent changes in the fair value of the liability are recorded in results of operations. The results of operations of acquired businesses are included in results of operations from the acquisition date. In 2018, we completed six acquisitions of new subsidiaries.
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
Goodwill Impairment Review - Estimates and Assumptions
We use the following valuation methodologies to determine the fair value of our reporting units: (1) the income approach, which utilizes discounted expected future cash flows, (2) comparative market participant multiples for EBITDA (earnings before interest, taxes, depreciation and amortization), and (3) when available, consideration of recent and similar acquisition transactions.
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
When performing the annual impairment test as of June 30, 2018 and estimating the future cash flows of our reporting units, we considered the current macroeconomic environment, as well as industry and market specific conditions at mid-year 2018. In the first half of 2018, our revenue increased 2.2%, which excluded our net disposition activity and the impact from changes in foreign exchange rates. While our businesses in Europe had improved performance, the continuing uncertain economic and political conditions in the E.U. have been further complicated by the United Kingdom's ongoing negotiations with the European Council to withdraw from the E.U. During the first half of 2018, weakness in certain Latin American economies we operate in has the potential to affect our near-term performance in that region. We considered the effect of these conditions in our annual impairment test.
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
Subsequent to the annual impairment test at June 30, 2018 and considering our operating performance in the second half of the year, there were no events or circumstances that triggered the need for an interim impairment test. Additional information about acquisitions and goodwill appears in Notes 2, 5 and 6 to the consolidated financial statements.

Revenue Recognition
Effective January 1, 2018, we adopted ASC 606 (see Note 1 to the consolidated financial statements). As described below, in accordance with ASC 606 we changed certain aspects of our revenue recognition accounting policy. ASC 606 was applied using the modified retrospective method, where the cumulative effect of the initial application was recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition.
Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services (the performance obligation) in an amount that reflects the consideration we expect to receive in exchange for those goods or services (the transaction price). We measure revenue by estimating the transaction price based on the consideration specified in the client arrangement. Revenue is recognized as the performance obligations are satisfied. Our revenue is primarily derived from the planning and execution of advertising communications and marketing services in the following fundamental disciplines: Advertising, which includes creative advertising services and strategic media planning and buying services, Customer Relationship Management or CRM, which includes CRM Consumer Experience and CRM Execution & Support, Public Relations and Healthcare Advertising. Our client contracts are primarily fees for service on a rate per hour or per project basis. Revenue is recorded net of sales, use and value added taxes.
Performance Obligations
In substantially all our disciplines, the performance obligation is to provide advisory and consulting services at an agreed-upon level of effort to accomplish the specified engagement. Our client contracts are comprised of diverse arrangements involving fees based on any one or a combination of the following: an agreed fee or rate per hour for the level of effort expended by our employees; commissions based on the client’s spending for media purchased from third parties; qualitative or quantitative incentive provisions specified in the contract; and reimbursement for third-party costs that we are required to include in revenue when we control the vendor services related to these costs and we act as principal. The transaction price of a contract is allocated to each distinct performance obligation based on its relative stand-alone selling price and is recognized as revenue when, or as, the customer receives the benefit of the performance obligation. Clients typically receive and consume the benefit of our services as they are performed. Substantially all our client contracts provide that we are compensated for services performed to date and allow for cancellation by either party on short notice, typically 90 days, without penalty.
Generally, our short-term contracts, which normally take 30 to 90 days to complete, are performed by a single agency and consist of a single performance obligation. As a result, we do not consider the underlying services as separate or distinct performance obligations because our services are highly interrelated, occur in close proximity, and the integration of the various components of a marketing message is essential to overall service. In certain of our long-term client contracts, which have a term of up to one year, the performance obligation is a stand-ready obligation, because we provide a constant level of similar services over the term of the contract. In other long-term contracts, when our services are not a stand-ready obligation, we consider our services distinct performance obligations and allocate the transaction price to each separate performance obligation based on its stand-alone selling price, including contracts for strategic media planning and buying services, which are considered to be multiple performance obligations, and we allocate the transaction price to each distinct service based on the staffing plan and the stand-alone selling price. In substantially all of our creative services contracts we have distinct performance obligations for our services, including certain creative services contracts where we act as an agent and arrange, at the client’s direction, for third-parties to perform studio production efforts.
Revenue Recognition Methods
A substantial portion of our revenue is recognized over time, as the services are performed, because the client receives and consumes the benefit of our performance throughout the contract period, or we create an asset with no alternative use and are contractually entitled to payment for our performance to date in the event the client terminates the contract for convenience. For these over time client contracts, other than when we have a stand-ready obligation to perform services, revenue is recognized over time using input measures that correspond to the level of staff effort expended to satisfy the performance obligation on a rate per hour or equivalent basis. For client contracts when we have a stand-ready obligation to perform services on an ongoing basis over the life of the contract, typically for periods up to one year, where the scope of these arrangements is broad and there are no significant gaps in performing the services, we recognize revenue using a time-based measure resulting in a straight-line revenue recognition. From time to time, there may be changes in the client service requirements during the term of a contract and the changes could be significant. These changes are typically negotiated as new contracts covering the additional requirements and the associated costs, as well as additional fees for the incremental work to be performed.

To a lesser extent, for certain other contracts where our performance obligations are satisfied in phases, we recognize revenue over time using certain output measures based on the measurement of the value transferred to the customer, including milestones achieved. Where the transaction price or a portion of the transaction price is derived from commissions based on a percentage of purchased media from third parties, the performance obligation is not satisfied until the media is run and we have an enforceable contract providing a right to payment. Accordingly, revenue for commissions is recognized at a point in time, typically when the media is run, including when it is not subject to cancellation by the client or media vendor.
Principal vs. Agent
In substantially all our businesses, we incur third-party costs on behalf of clients, including direct costs and incidental, or out- of-pocket costs. Third-party direct costs incurred in connection with the creation and delivery of advertising or marketing communication services include, among others: purchased media, studio production services, specialized talent, including artists and other freelance labor, event marketing supplies, materials and services, promotional items, market research and third-party data and other related expenditures. Out-of-pocket costs include, among others: transportation, hotel, meals and telecommunication charges incurred by us in the course of providing our services. Billings related to out-of-pocket costs are included in revenue since we control the goods or services prior to delivery to the client.
However, the inclusion of billings related to third-party direct costs in revenue depends on whether we act as a principal or as an agent in the client arrangement. In most of our businesses, including Advertising, which also includes studio production efforts and media planning and buying services, Public Relations, Healthcare Advertising and most of our CRM Consumer Experience businesses, we act as an agent and arrange, at the client's direction, for third parties to perform certain services. In these cases, we do not control the goods or services prior to the transfer to the client. As a result, revenue is recorded net of these costs, equal to the amount retained for our fee or commission.
In certain businesses we may act as principal when contracting for third-party services on behalf of our clients. In our events business and most of our CRM Execution & Support businesses, including field marketing and certain specialty marketing businesses, we act as principal because we control the specified goods or services before they are transferred to the client and we are responsible for providing the specified goods or services, or we are responsible for directing and integrating third-party vendors to fulfill our performance obligation at the agreed upon contractual price. In such arrangements, we also take pricing risk under the terms of the client contract. In certain specialty media buying business, we act as principal when we control the buying process for the purchase of the media and contract directly with the media vendor. In these arrangements, we assume the pricing risk under the terms of the client contract. When we act as principal, we include billable amounts related to third-party costs in the transaction price and record revenue over time at the gross amount billed, including out-of-pocket costs, consistent with the manner that we recognize revenue for the underlying services contract. However, in media buying contracts where we act as principal, we recognize revenue at a point in time, typically when the media is run, including when it is not subject to cancellation by the client or media vendor.
Variable Consideration
Some of our client arrangements include variable consideration provisions, which include performance incentives, tiered commission structures and vendor rebates in certain markets outside of the United States. Variable consideration is estimated and included in total consideration at contract inception based on either the expected value method or the most likely outcome method. These estimates are based on historical award experience, anticipated performance and other factors known at the time. Performance incentives are typically recognized in revenue over time. Variable consideration for our media businesses in certain international markets includes rebate revenue and is recognized when it is probable that the media will be run, including when it is not subject to cancellation by the client. In addition, when we receive rebates or credits from vendors for transactions entered into on behalf of clients, they are remitted to the clients in accordance with contractual requirements or retained by us based on the terms of the client contract or local law. Amounts passed on to clients are recorded as a liability and amounts retained by us are recorded as revenue when earned, which is typically when the media is run.
NEW ACCOUNTING STANDARDS
See Note 22 to the consolidated financial statements for information on the adoption of new accounting standards and accounting standards not yet adopted.

RESULTS OF OPERATIONS
Accounting Changes
Effective January 1, 2018, we adopted ASC 606 (see Note 1 to the consolidated financial statements). As described below, in accordance with ASC 606 we changed certain aspects of our revenue recognition accounting policy. ASC 606 was applied using the modified retrospective method, where the cumulative effect of the initial application was recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, or ASC 605.
Upon adoption of ASC 606, our accounting policy for certain third-party out-of-pocket costs, which are incurred in connection with our services and are billed to clients, was required to be changed. In addition, our policy for performance incentives (variable consideration) included in certain client contracts was required to be changed. The inclusion of third-party out-of-pocket costs in revenue depends on whether we act as a principal or agent in the client arrangement. Under ASC 606, the principal versus agent assessment is based on whether we control the specified goods or services before they are transferred to the customer. As a result of the adoption of ASC 606, certain third-party costs are no longer included in revenue and cost of services. This change was the principal adjustment to our reported revenue and operating expenses included in the table below. However, the change had no impact on operating profit.
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
The impact of the adoption of ASC 606 on revenue, operating expenses and operating profit for the year ended December 31, 2018 was (in millions):

	As Reported	Adjustments	Amounts without the Adoption of ASC 606
Revenue	$15,290.2	$146.1	$15,436.3
Operating Expenses	13,156.7	139.5	13,296.2
Operating Profit	2,133.5	6.6	2,140.1
The impact of the adoption of ASC 606 on net income - Omnicom Group Inc., diluted net income per share - Omnicom Group Inc. and the consolidated financial statements was not material.

RESULTS OF OPERATIONS - 2018 Compared to 2017 (in millions):

	2018	2017
Revenue	$15,290.2	$15,273.6
Operating Expenses:
Salary and service costs	11,306.1	11,227.2
Occupancy and other costs	1,309.6	1,240.8
Net gain on disposition of subsidiaries	(178.4)	—
Cost of services	12,437.3	12,468.0
Selling, general and administrative expenses	455.4	439.7
Depreciation and amortization	264.0	282.1
	13,156.7	13,189.8
Operating Profit	2,133.5	2,083.8
Operating Margin - %	14.0%	13.6%
Interest Expense	266.4	248.6
Interest Income	57.2	49.7
Income Before Income Taxes and Income From Equity Method Investments	1,924.3	1,884.9
Income Tax Expense	492.7	696.2
Income From Equity Method Investments	8.9	3.5
Net Income	1,440.5	1,192.2
Net Income Attributed To Noncontrolling Interests	114.1	103.8
Net Income - Omnicom Group Inc.	$1,326.4	$1,088.4
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
The following table reconciles the U.S. GAAP financial measure of net income - Omnicom Group Inc. to EBITA and EBITA Margin for the for the periods presented (in millions):

	2018	2017
Net Income - Omnicom Group Inc.	$1,326.4	$1,088.4
Net Income Attributed To Noncontrolling Interests	114.1	103.8
Net Income	1,440.5	1,192.2
Income From Equity Method Investments	8.9	3.5
Income Tax Expense	492.7	696.2
Income Before Income Taxes and Income From Equity Method Investments	1,924.3	1,884.9
Interest Expense	266.4	248.6
Interest Income	57.2	49.7
Operating Profit	2,133.5	2,083.8
Add back: Amortization of intangible assets	102.5	113.8
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$2,236.0	$2,197.6

Revenue	$15,290.2	$15,273.6
EBITA	$2,236.0	$2,197.6
EBITA Margin - %	14.6%	14.4%
Revenue
In 2018, revenue increased $16.6 million, or 0.1%, to $15,290.2 million from $15,273.6 million in 2017. Changes in foreign exchange rates increased revenue $85.1 million, acquisition revenue, net of disposition revenue, reduced revenue $326.6 million, and organic growth increased revenue $404.2 million.

The impact of changes in foreign exchange rates increased revenue 0.6%, or $85.1 million, primarily resulting from the strengthening of the Euro and British Pound, against the U.S. Dollar, partially offset by the weakening of the Brazilian Real, Russian Ruble and Australian Dollar against the U.S. Dollar.
The components of revenue change in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
December 31, 2017	$15,273.6		$8,196.9		$7,076.7
Components of revenue change:
Foreign exchange rate impact	85.1	0.6%	—	—%	85.1	1.2%
Acquisition revenue, net of disposition revenue	(326.6)	(2.1)%	(108.7)	(1.3)%	(217.9)	(3.1)%
Organic growth	404.2	2.6%	58.0	0.7%	346.2	4.9%
Impact of adoption of ASC 606	(146.1)	(1.0)%	(146.4)	(1.8)%	0.3	—%
December 31, 2018	$15,290.2	0.1%	$7,999.8	(2.4)%	$7,290.4	3.0%
The components and percentages are calculated as follows:

•
The foreign exchange impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $15,205.1 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($15,290.2 million less $15,205.1 million for the Total column).

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

•	The impact of the adoption of ASC 606 is discussed above in the “Accounting Changes” section.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($15,273.6 million for the Total column).
Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. Assuming exchange rates at February 11, 2019 remain unchanged, we estimate the impact of changes in foreign exchange rates to reduce revenue in the first half of 2019 by approximately 2.5% to 3% and 1.5% for the full year.
Revenue and organic growth, expressed as a percentage and excluding the impact of ASC 606, in our principal regional markets were (in millions):

	2018	2017	$ Change	% Organic Growth
Americas:
North America	$8,442.5	$8,686.0	$(243.5)	0.4%
Latin America	457.5	494.8	(37.3)	2.0%
EMEA:
Europe	4,375.4	4,127.9	247.5	5.7%
Middle East and Africa	304.4	314.6	(10.2)	(2.9)%
Asia-Pacific	1,710.4	1,650.3	60.1	7.9%
	$15,290.2	$15,273.6	$16.6	2.6%

In Europe, our primary markets are the U.K. and the Euro Zone. Revenue for 2018 in the U.K., which represents 9.5% of total revenue, increased 4.3%, and revenue in the Euro Zone and the other European countries, which together comprised 19.1% of total revenue, increased 6.9%.
In North America, modest growth in the United States was offset by a decrease in revenue primarily resulting from the impact of the adoption of ASC 606, the disposition of our specialty print media business in the second quarter of 2017 and negative performance in Canada. Organic revenue growth in the United States was led by our CRM Consumer Experience, healthcare, advertising and media and public relations businesses, and was partially offset by a decrease in our CRM Execution & Support discipline. The revenue increase in Europe resulted from strong organic revenue in the region, particularly in France, Spain and the Czech Republic, modest organic revenue growth in the U.K., and the strengthening of the Euro and the British Pound against the U.S. Dollar in the first half of the year, which was partially offset by disposition activity and negative performance in Germany. The decrease in revenue in Latin America was primarily a result of the weakening of the Brazilian Real against the U.S. Dollar. In Asia-Pacific, organic growth in most countries in the region, especially Australia, China, New Zealand and India, was partially offset by disposition activity.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change in 2018 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 3.0% of revenue in 2018 and 2017. Our ten largest and 100 largest clients represented 19.1% and 50.7% of revenue in 2018, respectively, and 19.6% and 50.5% of revenue in 2017, respectively.
In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following categories: advertising, CRM, which includes CRM Consumer Experience and CRM Execution & Support, public relations and healthcare.
Revenue for 2018 and 2017 and the change in revenue and organic growth from 2017 by discipline were (in millions):

	Year Ended December 31,
	2018		2017		2018 vs. 2017
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising	$8,281.0	54.2%	$8,175.9	53.6%	$105.1	2.9%
CRM Consumer Experience	2,620.7	17.1%	2,615.9	17.1%	4.8	5.9%
CRM Execution & Support	1,900.5	12.4%	2,135.8	14.0%	(235.3)	(2.7)%
Public Relations	1,435.1	9.4%	1,411.4	9.2%	23.7	1.8%
Healthcare	1,052.9	6.9%	934.6	6.1%	118.3	4.5%
	$15,290.2		$15,273.6		$16.6	2.6%
We provide services to clients that operate in various industry sectors. Revenue by sector for 2018 and 2017 was:

	2018	2017
Food and Beverage	13%	13%
Consumer Products	9%	10%
Pharmaceuticals and Health Care	13%	12%
Financial Services	8%	8%
Technology	8%	9%
Auto	10%	10%
Travel and Entertainment	7%	7%
Telecommunications	5%	5%
Retail	6%	6%
Other	21%	20%

Operating Expenses
Operating expenses for 2018 compared to 2017 were (in millions):

	Year Ended December 31,
	2018		2017		2018 vs. 2017
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$15,290.2		$15,273.6		$16.6	0.1%
Operating Expenses:
Salary and service costs	11,306.1	73.9%	11,227.2	73.5%	78.9	0.7%
Occupancy and other costs	1,309.6	8.6%	1,240.8	8.1%	68.8	5.5%
Net gain on disposition of subsidiaries	(178.4)	(1.2)%	—	—%	(178.4)
Cost of services	12,437.3		12,468.0		(30.7)
Selling, general and administrative expenses	455.4	3.0%	439.7	2.9%	15.7	3.6%
Depreciation and amortization	264.0	1.7%	282.1	1.8%	(18.1)	(6.4)%
	13,156.7	86.0%	13,189.8	86.4%	(33.1)	(0.3)%
Operating Profit	$2,133.5	14.0%	$2,083.8	13.6%	$49.7	2.4%
In the third quarter of 2018, we disposed of certain businesses, primarily in our CRM Execution & Support discipline, and recorded a net gain of $178.4 million. Also, during the third quarter, we took certain repositioning actions in an effort to continue to improve our strategic position and achieve operating efficiencies, and we recorded charges of $149.4 million for incremental severance, office lease consolidation and termination, asset write-offs and other charges. The impact of the repositioning actions and net gain on sale of subsidiaries on operating expenses for 2018 was (dollars in millions):

	Increase (Decrease)
	Repositioning Actions	Net Gain on Disposition of Subsidiaries	Total
Salary and service costs	$73.7	$—	$73.7
Occupancy and other costs	73.5	—	73.5
Net gain on disposition of subsidiaries	—	(178.4)	(178.4)
Cost of services	147.2	(178.4)	(31.2)
Selling, general and administrative expenses	2.2	—	2.2
Depreciation and amortization	—	—	—
	$149.4	$(178.4)	$(29.0)
Operating expenses, which include the net gain from the disposition of subsidiaries and the repositioning charges, as described above (see Note 13 to the consolidated financial statements), decreased $33.1 million, in 2018 compared to 2017. Salary and service costs, which tend to fluctuate with changes in revenue, increased $78.9 million, or 0.7%, in 2018 compared to 2017. The year-over-year increase primarily reflects the incremental severance and other charges of $73.7 million incurred in connection with the repositioning actions taken in the third quarter of 2018. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased $68.8 million, or 5.5%, in 2018 compared to 2017. The year-over-year change reflects a decrease of $4.7 million, which was offset by $73.5 million of repositioning charges primarily related to office lease consolidation and termination actions taken in the third quarter of 2018. Operating margin increased year-over-year to 14.0% from 13.6% and EBITA margin increased year-over-year to 14.6% from 14.4%. The net gain on disposition of subsidiaries and repositioning expenses, increased operating profit and operating margin year-over year by $29.0 million and 0.2%, respectively.
Net Interest Expense
Net interest expense increased $10.3 million year-over-year to $209.2 million in 2018. Interest expense on debt increased $17.4 million to $241.9 million in 2018, primarily due to a reduced benefit from the fixed-to-floating interest rate swaps resulting from higher rates on the floating rate leg. Our long-term debt portfolio at December 31, 2018, after taking into consideration our outstanding interest rate swaps, was approximately 75% fixed rate obligations and 25% floating rate obligations and was unchanged from December 31, 2017. A discussion of our interest rate swaps is included in Note 7 to the consolidated financial statements. Interest income in 2018 increased $7.5 million year-over-year to $57.2 million due to higher interest earned on the cash held by our international treasury centers.

Income Taxes
Our effective tax rate for 2018 decreased year-over-year to 25.6% from 36.9% in 2017. The decrease was primarily attributable to the reduction of the U.S. federal statutory income tax rate to 21% from 35% resulting from the Tax Act. Income tax expense in 2018 was reduced by approximately $19 million, primarily as a result of the successful resolution of foreign tax claims and $7.4 million related to the excess tax benefits from share-based compensation.
Additionally, income tax expense for 2018 reflects the following items recorded in the third quarter of 2018 (in millions):

	Increase (Decrease)
	Income Before Income Taxes	Income Tax Expense
Net gain on disposition of subsidiaries	$178.4	$11.0
Repositioning actions	(149.4)	(36.0)
Adjustment to provisional effect of the Tax Act	—	28.9
	$29.0	$3.9
The net gain resulting from the net disposition of subsidiaries reflects favorable local tax rates applied to certain non-U.S. gains. The tax benefit on the repositioning actions was calculated based on the jurisdictions where the charges were incurred and reflects the likelihood that we will be unable to obtain a tax benefit for all charges incurred. Further, in 2018 we recorded additional income tax expense of $28.9 million reflecting the finalization of the provisional estimate of the effect of the Tax Act recorded in the fourth quarter of 2017 (see Note 11 to the consolidated financial statements).
Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in 2018 increased, due to the factors described above, $238.0 million, or 21.9%, to $1,326.4 million from $1,088.4 million in 2017. The net gain on disposition of subsidiaries and repositioning actions, after the allocable share of $6.9 million to noncontrolling interests, and the additional income tax expense from the finalization of the provisional estimate of the effect of the Tax Act, increased net income - Omnicom Group Inc. $18.2 million. Diluted net income per share - Omnicom Group Inc. increased 25.4% to $5.83 in 2018, compared to $4.65 in 2017, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan. The net gain on disposition of subsidiaries and repositioning actions net of the additional income tax expense from the finalization of the provisional estimate of the effect of the Tax Act, increased diluted net income per share - Omnicom Group Inc. $0.08.

RESULTS OF OPERATIONS - 2017 Compared to 2016 (in millions):

	2017	2016
Revenue	$15,273.6	$15,416.9
Operating Expenses:
Salary and service costs	11,227.2	11,419.0
Occupancy and other costs	1,240.8	1,230.6
Cost of services	12,468.0	12,649.6
Selling, general and administrative expenses	439.7	443.9
Depreciation and amortization	282.1	292.9
	13,189.8	13,386.4
Operating Profit	2,083.8	2,030.5
Operating Margin - %	13.6%	13.2%
Interest Expense	248.6	231.3
Interest Income	49.7	42.6
Income Before Income Taxes and Income From Equity Method Investments	1,884.9	1,841.8
Income Tax Expense	696.2	600.5
Income From Equity Method Investments	3.5	5.4
Net Income	1,192.2	1,246.7
Net Income Attributed To Noncontrolling Interests	103.8	98.1
Net Income - Omnicom Group Inc.	$1,088.4	$1,148.6
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
The following table reconciles the U.S. GAAP financial measure of net income - Omnicom Group Inc. to EBITA and EBITA Margin for the for the periods presented (in millions):

	2017	2016
Net Income - Omnicom Group Inc.	$1,088.4	$1,148.6
Net Income Attributed To Noncontrolling Interests	103.8	98.1
Net Income	1,192.2	1,246.7
Income From Equity Method Investments	3.5	5.4
Income Tax Expense	696.2	600.5
Income Before Income Taxes and Income From Equity Method Investments	1,884.9	1,841.8
Interest Expense	248.6	231.3
Interest Income	49.7	42.6
Operating Profit	2,083.8	2,030.5
Add back: Amortization of intangible assets	113.8	115.2
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$2,197.6	$2,145.7

Revenue	$15,273.6	$15,416.9
EBITA	$2,197.6	$2,145.7
EBITA Margin - %	14.4%	13.9%

Revenue
In 2017, revenue decreased $143.3 million to $15,273.6 million from $15,416.9 million in 2016. Changes in foreign exchange rates increased revenue $42.9 million, acquisition revenue net of disposition revenue, decreased revenue $647.3 million and organic growth increased revenue $461.1 million.
The components of revenue change in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
December 31, 2016	$15,416.9		$8,627.8		$6,789.1
Components of revenue change:
Foreign exchange impact	42.9	0.3%	—	—%	42.9	0.6%
Acquisition revenue, net of disposition revenue	(647.3)	(4.2)%	(474.4)	(5.5)%	(172.9)	(2.5)%
Organic growth	461.1	3.0%	43.5	0.5%	417.6	6.2%
December 31, 2017	$15,273.6	(0.9)%	$8,196.9	(5.0)%	$7,076.7	4.2%
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
In 2017, changes in foreign exchange rates continued to negatively impact revenue but at a more moderate rate as compared to 2016. The impact of foreign exchange rates in 2017 increased revenue by 0.3%, or $42.9 million. While a number of currencies weakened against the U.S. Dollar, including the Australian Dollar, Brazilian Real, Canadian Dollar and Russian Ruble, the most significant impact resulted from the weakening of the British Pound.
Revenue and organic growth for 2017 and the change in revenue from 2016 in our principal regional markets were (in millions):

	2017	2016	$ Change	% Organic Growth
Americas:
North America	$8,686.0	$9,174.0	$(488.0)	0.6%
Latin America	494.8	423.6	71.2	0.6%
EMEA:
Europe	4,127.9	3,904.2	223.7	7.0%
Middle East and Africa	314.6	278.9	35.7	12.5%
Asia-Pacific	1,650.3	1,636.2	14.1	5.8%
	$15,273.6	$15,416.9	$(143.3)	3.0%
In Europe, our primary markets are the U.K. and the Euro Zone. Revenue for 2017 in the U.K., which represents 9.1% of total revenue, decreased 0.9%, and revenue in the Euro Zone and the other European countries, which together represent 17.9% of total revenue, increased 9.4%.

In North America, moderate growth in the United States and strong growth in Canada was partially offset by the weakening of the Canadian Dollar against the U.S. Dollar. In Europe, growth in the U.K., Spain, Russia and Italy was offset by the weakening of the British Pound and Russian Ruble against the U.S. Dollar and negative performance in the Netherlands. The increase in revenue in Latin America was a result of our acquisition activity in Brazil, which was partially offset by the weakening of most currencies in the region against the U.S. Dollar, especially the Brazilian Real. The continuing uncertainty in the economic and political climate in Brazil resulted in organic revenue declines that partially offset the growth from our acquisition and also overshadowed strong growth in Mexico. In Asia-Pacific, growth in the major economies in the region was also partially offset by the weakening of most currencies in the region against the U.S. Dollar.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change in 2017 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 3.0% and 3.0% of revenue in 2017 and 2016, respectively. Our ten largest and 100 largest clients represented 19.6% and 50.5% of revenue in 2017, respectively, and 18.3% and 52.4% of revenue in 2016, respectively.
Revenue for 2017 and 2016 and the change in revenue and organic growth from 2016 by discipline were (in millions):

	Year Ended December 31,
	2017		2016		2017 vs. 2016
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising	$8,175.9	53.6%	$8,233.3	53.4%	$(57.4)	3.9%
CRM Consumer Experience	2,615.9	17.1%	2,698.9	17.5%	(83.0)	0.9%
CRM Execution & Support	2,135.8	14.0%	2,173.8	14.1%	(38.0)	4.0%
Public Relations	1,411.4	9.2%	1,405.8	9.1%	5.6	0.5%
Healthcare	934.6	6.1%	905.1	5.9%	29.5	2.8%
	$15,273.6		$15,416.9		$(143.3)	3.0%
We provide services to clients that operate in various industry sectors. Revenue by sector for 2017 and 2016 was:

	2017	2016
Food and Beverage	13%	13%
Consumer Products	10%	10%
Pharmaceuticals and Health Care	12%	12%
Financial Services	8%	7%
Technology	9%	9%
Auto	10%	8%
Travel and Entertainment	7%	7%
Telecommunications	5%	5%
Retail	6%	6%
Other	20%	23%
Operating Expenses
Operating expenses for 2017 compared to 2016 were (in millions):

	Year Ended December 31,
	2017		2016		2017 vs. 2016
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$15,273.6		$15,416.9		$(143.3)	(0.9)%
Operating Expenses:
Salary and service costs	11,227.2	73.5%	11,419.0	74.1%	(191.8)	(1.7)%
Occupancy and other costs	1,240.8	8.1%	1,230.6	8.0%	10.2	0.8%
Cost of services	12,468.0		12,649.6
Selling, general and administrative expenses	439.7	2.9%	443.9	2.9%	(4.2)	(0.9)%
Depreciation and amortization	282.1	1.8%	292.9	1.9%	(10.8)	(3.7)%
	13,189.8	86.4%	13,386.4	86.8%	(196.6)	(1.5)%
Operating Profit	$2,083.8	13.6%	$2,030.5	13.2%	$53.3	2.6%

Operating expenses decreased $196.6 million, or 1.5% in 2017 compared to 2016. Salary and service costs, which tend to fluctuate with changes in revenue, decreased $191.8 million, or 1.7%, in 2017 compared to 2016. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, increased $10.2 million, or 0.8%, in 2017 compared to 2016, principally resulting from our ongoing efforts to leverage scale and enhance efficiency. SG&A expenses decreased $4.2 million year-over-year primarily related to professional fees incurred in connection with our acquisition activities. As a result, operating margin in 2017 increased to 13.6% from 13.2% in 2016 and EBITA margin increased year-over-year to 14.4% from 13.9%.

Net Interest Expense
Net interest expense increased $10.2 million year-over-year to $198.9 million in 2017. Interest expense on debt increased $14.8 million to $224.5 million in 2017, primarily due to a reduced benefit from the fixed-to-floating interest rate swaps resulting from higher rates on the floating rate leg and higher interest expense on commercial paper. Our long-term debt portfolio at December 31, 2017, after taking into consideration our outstanding interest rate swaps, was approximately 75% fixed rate obligations and 25% and was unchanged from December 31, 2016. A discussion of our interest rate swaps is included in Note 7 to the consolidated financial statements. Interest income in 2017 increased $7.1 million year-over-year to $49.7 million due to higher interest earned on cash held by our international treasury centers.
Income Taxes
Our effective tax rate for 2017 was 36.9% compared to 32.6% for 2016. The increase is attributable to the estimated impact of the Tax Act of $106.3 million partially offset by the recognition of an excess tax benefit from share-based compensation of $20.8 million resulting from the adoption of FASB ASU 2016-09, which requires that beginning in 2017 excess tax benefits and deficiencies arising from share-based compensation be recognized in results of operations in the period when the restricted stock awards vest or stock options are exercised. In prior years, excess tax benefits and deficiencies from share-based compensation were recorded in additional paid-in capital.
Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. decreased $60.2 million, or 5.2%, to $1,088.4 million in 2017 from $1,148.6 million in 2016. The year-over-year decrease is due to the impact of the Tax Act of $106.3 million, which is partially offset by the after tax increase from the factors described above. Diluted net income per share - Omnicom Group Inc. decreased 2.7% to $4.65 in 2017, compared to $4.78 in 2016. The impact of the Tax Act reduced diluted net income per share - Omnicom Group Inc. $0.45. In addition, the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards and stock option exercises and shares issued under our employee stock purchase plan improved diluted net income per share - Omnicom Group Inc. in 2017 compared to 2016.
Effect of the Tax Act
The following table presents the effect of the Tax Act on income tax expense, net income - Omnicom Group Inc. and diluted earnings per share Omnicom Group Inc. (in millions):

	2017 As Reported	Effect of Tax Act	2017 Excluding Effect of Tax Act
Income before income taxes and income from equity method investments	$1,884.9	$—	$1,884.9
Income tax expense	$696.2	$106.3	$589.9
Effective tax rate	36.9%		31.3%
Net income - Omnicom Group Inc.	$1,088.4	$(106.3)	$1,194.7
Diluted net income per share - Omnicom Group Inc.	$4.65	$(0.45)	$5.10
Excluding the effect of the Tax Act from income tax expense, net income Omnicom Group Inc. and diluted net income per share Omnicom Group Inc. are Non-GAAP measures. We believe that these measures help investors understand the effect of the Tax Act on our reported results.

LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements
Our primary liquidity sources are our operating cash flow, cash and cash equivalents and short-term investments. Additional liquidity sources include our credit facilities and commercial paper program, and access to the capital markets. At December 31, 2018, we have a $2.5 billion revolving credit facility, or Credit Facility, expiring on July 31, 2021, uncommitted credit lines aggregating $1.2 billion and the ability to issue up to $2 billion of commercial paper. Borrowings under the Credit Facility may be in U.S. Dollars, British Pounds or Euro. Our liquidity funds our non-discretionary cash requirements and our discretionary spending.
Working capital is our principal non-discretionary funding requirement. In addition, we have contractual obligations related to our senior notes, recurring business operations, primarily related to lease obligations, and contingent purchase price obligations (earn-outs) from prior acquisitions. Our principal discretionary cash spending includes dividend payments to common shareholders, capital expenditures, strategic acquisitions and repurchases of our common stock. Our short-term borrowing requirements normally peak in the second quarter of the year due to the timing of payments for incentive compensation, income taxes and contingent purchase price obligations. In addition, our $500 million 6.25% Senior Notes due 2019 mature on July 15, 2019 and are classified as current. Based on past performance and current expectations, we believe that our operating cash flow will be sufficient to meet our non-discretionary cash requirements, and our discretionary spending for the next twelve months.
Cash and cash equivalents decreased $143.6 million from December 31, 2017. The components of the decrease were:

Sources
Cash flow from operations		$1,722.3
Less: Increase in operating capital		(80.5)
Principal cash sources		1,641.8
Uses
Capital expenditures	$(195.7)
Dividends paid to common shareholders	(548.5)
Dividends paid to noncontrolling interest shareholders	(134.9)
Acquisition payments, including payment of contingent purchase price obligations and acquisition of additional noncontrolling interests, net of cash acquired	(477.1)
Repurchases of common stock, net of proceeds from stock plans	(568.3)
Principal cash uses		(1,924.5)
Principal cash sources in excess of principal cash uses		(282.7)
Foreign exchange rate changes		(203.0)
Investing activities and other		261.6
Increase in operating capital		80.5
Decrease in cash and cash equivalents		$(143.6)
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
At December 31, 2018, our foreign subsidiaries held approximately $962 million of our total cash and cash equivalents of $3.7 billion. Most of the cash is available to us, net of any foreign withholding taxes payable upon repatriation to the United States.
Our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents and short-term investments, at December 31, 2018 increased $105.6 million as compared to December 31, 2017. The increase in net debt is due to a decrease in cash and cash equivalents and short-term investments of $138.5 million primarily arising from the unfavorable impact of foreign exchange rate changes on cash and cash equivalents of $203.0 million, partially offset by an increase in operating capital of $80.5 million.
The components of net debt at December 31, 2018 and 2017 were (in millions):

	2018	2017
Short-term debt	$8.1	$11.8
Long-term debt, including current portion	4,883.7	4,912.9
Total debt	4,891.8	4,924.7
Cash and cash equivalents and short-term investments	3,657.9	3,796.4
Net debt	$1,233.9	$1,128.3
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
Debt Instruments and Related Covenants
At December 31, 2018, the total principal amount of our fixed rate senior notes was $4.9 billion, and the total notional amount of the outstanding fixed-to-floating interest rate swaps was $1.25 billion. The interest rate swaps have the economic effect of converting our long-term debt portfolio to approximately 75% fixed rate obligations and 25% floating rate obligations. A discussion of our interest rate swaps is included in Note 7 to the consolidated financial statements.
Omnicom Group Inc., or OGI, and its wholly owned finance subsidiary, Omnicom Capital Inc., or OCI, are co-obligors under all the senior notes. The senior notes are a joint and several liability of OGI and OCI, and OGI unconditionally guarantees OCI’s obligations with respect to the senior notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries and the related interest receivable. There are no restrictions on the ability of OGI or OCI to obtain funds from our subsidiaries through dividends, loans or advances. The senior notes are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness.
The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At December 31, 2018, we were in compliance with these covenants as our Leverage Ratio was 2.1 times and our Interest Coverage Ratio was 9.9 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
At December 31, 2018, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody's. Our access to the commercial paper market and the cost of these borrowings are affected by our credit ratings and market conditions. Our senior notes and Credit Facility do not contain provisions that require acceleration of cash payments in the event our credit ratings are downgraded.
Credit Markets and Availability of Credit
We typically fund our day-to-day liquidity by issuing commercial paper. Additional liquidity sources include our Credit Facility or the uncommitted credit lines. At December 31, 2018, there were no outstanding commercial paper issuances or borrowings under the Credit Facility or material borrowings under the uncommitted credit lines.

Commercial paper activity for the three years ended December 31, 2018 was (dollars in millions):

	2018	2017	2016
Average amount outstanding during the year	$411.7	$902.3	$861.3
Maximum amount outstanding during the year	$1,218.7	$1,769.8	$1,608.9
Average days outstanding	5.7	13.0	11.2
Weighted average interest rate	2.19%	1.29%	0.70%
While we expect to continue funding our day-to-day liquidity by issuing commercial paper, we may draw on our Credit Facility. However, disruptions in the credit markets may lead to periods of illiquidity in the commercial paper market and higher credit spreads. To mitigate any future disruption in the credit markets and to fund our liquidity, we may borrow under the Credit Facility or access the capital markets if favorable conditions exist. We will continue to monitor closely our liquidity and conditions in the credit markets. We cannot predict with any certainty the impact on us of any future disruptions in the credit markets. In such circumstances, we may need to obtain additional financing to fund our day-to-day working capital requirements. Such additional financing may not be available on favorable terms, or at all.
Contractual Obligations and Other Commercial Commitments
In the normal course of business, we enter into numerous contractual and commercial undertakings. The following tables should be read in conjunction with our consolidated financial statements.
Contractual obligations at December 31, 2018 were (in millions):

		Obligation Due
	Total Obligation	2019	2020 - 2021	2022 - 2023	After 2023
Long-term debt:
Principal	$4,900.0	$500.0	$1,000.0	$1,250.0	$2,150.0
Interest	767.4	184.5	274.0	170.7	138.2
Lease obligations	1,953.6	364.7	565.6	357.0	666.3
Contingent purchase price obligations	146.5	65.4	72.3	8.8	—
Transition tax liability on accumulated foreign earnings	139.1	15.1	23.6	33.9	66.5
Defined benefit pension plans benefit obligation	258.4	8.9	26.1	32.7	190.7
Postemployment arrangements benefit obligation	126.5	7.8	14.8	15.0	88.9
Uncertain tax positions	182.8	25.6	47.2	71.9	38.1
	$8,474.3	$1,172.0	$2,023.6	$1,940.0	$3,338.7
Certain acquisitions include an initial payment at closing and provide for future additional contingent purchase price payments (earn-outs) that are recorded as a liability at the acquisition date fair value. Subsequent changes in the fair value of the liability are recorded in results of operations.
The Tax Act included a transition tax on accumulated foreign earnings, which is payable through 2025. See Note 11 to the consolidated financial statements for additional information.
The unfunded benefit obligation for our defined benefit pension plans and liability for our postemployment arrangements was $327.5 million at December 31, 2018. In 2018, we contributed $8.0 million to our defined benefit pension plans and paid $8.1 million in benefits for our postemployment arrangements. We do not expect these payments to increase significantly in 2019.
The liability for uncertain tax positions is subject to uncertainty as to when or if the liability will be paid. We have assigned the liability to the periods presented based on our judgment as to when these liabilities will be resolved by the appropriate taxing authorities.
See Note 16 to the consolidated financial statements for a description of our lease commitments, which comprise a significant component of our occupancy and other costs. See Note 22 to the consolidated financial statements for a discussion of the impact of the adoption of FASB Accounting Standards Codification Topic 842, Leases.

Commercial commitments at December 31, 2018 were (in millions):

		Commitment Expires
	Total Commitment	2019	2020 - 2021	2022 - 2023	After 2023
Standby letters of credit	$4.6	$1.0	$—	$2.5	$1.1
Guarantees	115.3	87.5	16.5	6.7	4.6
	$119.9	$88.5	$16.5	$9.2	$5.7
At December 31, 2018, there were no significant off-balance sheet arrangements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We manage our exposure to foreign currency exchange rate risk and interest rate risk through various strategies, including the use of derivative financial instruments. We use forward foreign exchange contracts as economic hedges to manage the cash flow volatility arising from foreign currency exchange rate fluctuations. We use interest rate swaps to manage our interest expense and structure our long-term debt portfolio to achieve a mix of fixed rate and floating rate debt. We do not use derivatives for trading or speculative purposes. Using derivatives exposes us to the risk that counterparties to the derivative contracts will fail to meet their contractual obligations. We manage that risk through careful selection and ongoing evaluation of the counterparty financial institutions based on specific minimum credit standards and other factors.
We evaluate the effects of changes in foreign currency exchange rates, interest rates and other relevant market risks on our derivatives. We periodically determine the potential loss from market risk on our derivatives by performing a value-at-risk, or VaR, analysis. VaR is a statistical model that uses historical currency exchange and interest rate data to measure the potential impact on future earnings of our derivative financial instruments assuming normal market conditions. The VaR model is not intended to represent actual losses but is used as a risk estimation and management tool. Based on the results of the model, we estimate with 95% confidence a maximum one-day change in the net fair value of our derivative financial instruments at December 31, 2018 was not significant.
Foreign Currency Exchange Risk
Our international operations represent approximately 48% of our revenue. Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expenses of our foreign operations are denominated in the same local currency, the economic impact on operating margin is minimized. The effects of foreign currency exchange transactions on our results of operations are discussed in Note 2 to the consolidated financial statements.
While our major international markets include the Euro Zone, the U.K., Australia, Brazil, Canada, China and Japan, our agencies transact business in more than 50 different currencies. As an integral part of our global treasury operations, we centralize our cash and use multicurrency pools, and to a lesser extent forward foreign exchange contracts, to manage the foreign currency exchange risk that arises from imbalances between subsidiaries and their respective treasury centers from which they borrow or invest funds. At December 31, 2018, there were no outstanding forward foreign exchange contracts and at December 31, 2017, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $92.8 million. In addition, there are circumstances where revenue and expense transactions are not denominated in the same currency. In these instances, amounts are either promptly settled or hedged with forward foreign exchange contracts. To manage that risk, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $86.1 million and $136.3 million at December 31, 2018 and 2017, respectively. The net fair value of the forward foreign contracts at December 31, 2018 and 2017 was a current liability of $0.1 million and a current asset of $0.9 million, respectively.
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
Interest Rate Risk
We use interest rate swaps to manage our interest cost and structure our long-term debt portfolio to achieve a mix of fixed rate and floating rate debt. Based on market conditions, we may terminate the swaps to reduce our exposure to rising interest rates or to monetize any gain and lock in a reduction in interest expense. Gains or losses on termination will be amortized to interest expense over the term of the underlying debt. At December 31, 2018, the total notional amount of the outstanding fixed-to-floating interest rate swaps was $1.25 billion. The interest rate swaps have the economic effect of converting our long-term debt portfolio to approximately 75% fixed rate obligations and 25% floating rate obligations. A discussion of our interest rate swaps is included in Note 7 to the consolidated financial statements.

Credit Risk
We provide advertising, marketing and corporate communications services to several thousand clients that operate in nearly every sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client represented 3.0% of revenue in 2018. However, during periods of economic downturn, the credit profiles of our clients could change.
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
Item 8. Financial Statements and Supplementary Data
See Item 15, “Exhibits, Financial Statement Schedules.”
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2018, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Annual Report on Form 10-K for the year ended December 31, 2018 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2018. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2018, dated February 12, 2019, which is included on page F-2 of this 2018 10-K.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information regarding Executive Officers of the Registrant is included in Part I, Item 1, “Business.” Additional information called for by this Item, to the extent not included in this document, is incorporated herein by reference to the information to be included under the captions “Item 1 - Election of Directors,” “Stock Ownership Information - Section 16(a) Beneficial Ownership Reporting Compliance” and “Additional Information - Shareholder Proposals and Director Nominations for the 2020 Annual Meeting” in our definitive proxy statement, or Proxy Statement, which is expected to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.
Item 11. Executive Compensation

The information called for by this Item is incorporated herein by reference to the information to be included under the captions “Executive Compensation,” “Item 1 - Election of Directors - Directors' Compensation for Fiscal 2018” and “Item 1 - Election of Directors - Board Policies and Processes - Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this Item is incorporated herein by reference to the information to be included under the captions “Item 1 - Election of Directors - Omnicom Board of Directors - Transactions with Related Persons” and “Item 1 - Election of Directors - Omnicom Board of Directors - Director Independence” in our Proxy Statement.
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

3(ii)
By-laws of Omnicom Group Inc., as amended and restated on December 11, 2018 (Exhibit 3.1 to our Current Report on Form 8-K (File No. 1-10551) dated December 14, 2018 and incorporated herein by reference).

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

10.20
Separation Agreement, dated October 12, 2018, by and between Omnicom Capital Inc. and Dennis Hewitt (Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-10551) filed on October 18, 2018 and incorporated herein by reference).

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP.

31.1	Certification of Chairman and Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

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

OMNICOM GROUP INC.
February 12, 2019	BY:	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN D. WREN	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2019
John D. Wren

/s/ PHILIP J. ANGELASTRO	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2019
Philip J. Angelastro

/s/ ANDREW L. CASTELLANETA	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 12, 2019
Andrew L. Castellaneta

/s/ ALAN R. BATKIN	Director	February 12, 2019
Alan R. Batkin

/s/ MARY C. CHOKSI	Director	February 12, 2019
Mary C. Choksi

/s/ ROBERT CHARLES CLARK	Director	February 12, 2019
Robert Charles Clark

/s/ LEONARD S. COLEMAN, JR.	Director	February 12, 2019
Leonard S. Coleman, Jr.

/s/ SUSAN S. DENISON	Director	February 12, 2019
Susan S. Denison

/s/ RONNIE S. HAWKINS	Director	February 12, 2019
Ronnie S. Hawkins

/s/ DEBORAH J. KISSIRE	Director	February 12, 2019
Deborah J. Kissire

/s/ GRACIA C. MARTORE	Director	February 12, 2019
Gracia C. Martore

/s/ LINDA JOHNSON RICE	Director	February 12, 2019
Linda Johnson Rice

/s/ VALERIE M. WILLIAMS	Director	February 12, 2019
Valerie M. Williams

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for the preparation of the consolidated financial statements and related information of Omnicom Group Inc., or Omnicom. Management uses its best judgment to ensure that the consolidated financial statements present fairly, in all material respects, Omnicom’s consolidated financial position and results of operations in conformity with generally accepted accounting principles in the United States.
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
Omnicom management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Management, with the participation of our Chief Executive Officer, or CEO, Chief Financial Officer, or CFO, and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2018. There have not been any changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected or are reasonably likely to affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2018, dated February 12, 2019.

The Board of Directors of Omnicom has an Audit Committee comprised of five independent directors. The Audit Committee meets periodically with financial management, Internal Audit and the independent auditors to review accounting, control, audit and financial reporting matters.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of Omnicom Group Inc.:
Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Omnicom Group Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule II (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omnicom Group Inc. and subsidiaries as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
New York, New York
February 12, 2019

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$3,652.4	$3,796.0
Short-term investments, at cost	5.5	0.4
Accounts receivable, net of allowance for doubtful accounts of $26.8 and $32.1	7,666.1	8,083.8
Work in process	1,161.5	1,110.6
Other current assets	1,241.4	1,125.2
Total Current Assets	13,726.9	14,116.0
Property and Equipment at cost, less accumulated depreciation of $1,185.0 and $1,279.2	694.4	690.9
Equity Method Investments	120.9	120.3
Goodwill	9,384.3	9,337.5
Intangible Assets, net of accumulated amortization of $737.4 and $879.9	382.8	368.4
Other Assets	307.7	298.1
TOTAL ASSETS	$24,617.0	$24,931.2
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$11,464.3	$11,574.6
Customer advances	1,159.0	1,266.7
Current portion of debt	499.6	—
Short-term debt	8.1	11.8
Taxes payable	180.6	330.0
Other current liabilities	1,958.6	1,925.8
Total Current Liabilities	15,270.2	15,108.9
Long-Term Debt	4,384.1	4,912.9
Long-Term Liabilities	1,197.8	1,091.2
Deferred Tax Liabilities	413.7	483.6
Commitments and Contingent Liabilities (Note 18)
Temporary Equity - Redeemable Noncontrolling Interests	244.3	182.4
Equity:
Shareholders’ Equity:
Preferred stock, $1.00 par value, 7.5 million shares authorized, none issued	—	—
Common stock, $0.15 par value, 1.0 billion shares authorized, 297.2 million shares issued, 223.9 million and 230.1 million shares outstanding	44.6	44.6
Additional paid-in capital	728.8	828.3
Retained earnings	7,016.1	6,210.6
Accumulated other comprehensive income (loss)	(1,228.5)	(963.0)
Treasury stock, at cost, 73.3 million and 67.1 million shares	(4,013.9)	(3,505.4)
Total Shareholders’ Equity	2,547.1	2,615.1
Noncontrolling interests	559.8	537.1
Total Equity	3,106.9	3,152.2
TOTAL LIABILITIES AND EQUITY	$24,617.0	$24,931.2

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenue	$15,290.2	$15,273.6	$15,416.9
Operating Expenses:
Salary and service costs	11,306.1	11,227.2	11,419.0
Occupancy and other costs	1,309.6	1,240.8	1,230.6
Net gain on disposition of subsidiaries	(178.4)	—	—
Cost of services	12,437.3	12,468.0	12,649.6
Selling, general and administrative expenses	455.4	439.7	443.9
Depreciation and amortization	264.0	282.1	292.9
	13,156.7	13,189.8	13,386.4
Operating Profit	2,133.5	2,083.8	2,030.5
Interest Expense	266.4	248.6	231.3
Interest Income	57.2	49.7	42.6
Income Before Income Taxes and Income From Equity Method Investments	1,924.3	1,884.9	1,841.8
Income Tax Expense	492.7	696.2	600.5
Income From Equity Method Investments	8.9	3.5	5.4
Net Income	1,440.5	1,192.2	1,246.7
Net Income Attributed To Noncontrolling Interests	114.1	103.8	98.1
Net Income - Omnicom Group Inc.	$1,326.4	$1,088.4	$1,148.6

Net Income Per Share - Omnicom Group Inc.:
Basic	$5.85	$4.68	$4.80
Diluted	$5.83	$4.65	$4.78

Dividends Declared Per Common Share	$2.40	$2.25	$2.15

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2018	2017	2016
Net Income	$1,440.5	$1,192.2	$1,246.7
Other Comprehensive Income (Loss):
Cash flow hedge:
Amortization of loss included in interest expense	5.6	5.3	4.0
Loss for the period	—	—	(48.9)
Income tax effect	(1.6)	(2.1)	18.7
	4.0	3.2	(26.2)
Defined benefit pension plans and postemployment arrangements:
Unrecognized actuarial gains (losses) and prior service cost for the period	10.4	(12.2)	(18.3)
Amortization of prior service cost and actuarial losses	16.6	16.1	14.0
Income tax effect	(7.9)	(1.7)	1.6
	19.1	2.2	(2.7)
Available-for-sale securities:
Unrealized gain for the period	—	0.8	0.2
Income tax effect	—	(0.3)	(0.1)
Reclassification	0.3	—	—
	0.3	0.5	0.1

Foreign currency translation adjustment	(319.1)	412.7	(319.4)

Other Comprehensive Income (Loss)	(295.7)	418.6	(348.2)

Comprehensive Income	1,144.8	1,610.8	898.5
Comprehensive Income Attributed To Noncontrolling Interests	83.9	129.4	90.5
Comprehensive Income - Omnicom Group Inc.	$1,060.9	$1,481.4	$808.0

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Three Years Ended December 31, 2018
(In millions, except per share amounts)

	Omnicom Group Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value
Balance as of December 31, 2015	397.2	$59.6	$859.9	$10,178.2	$(1,015.4)	$(7,629.9)	$2,452.4	$437.0	$2,889.4
Net income				1,148.6			1,148.6	98.1	1,246.7
Other comprehensive income (loss)					(340.6)		(340.6)	(7.6)	(348.2)
Dividends to noncontrolling interests								(87.2)	(87.2)
Acquisition of noncontrolling interests			(87.7)				(87.7)	(16.0)	(103.7)
Increase in noncontrolling interests from business combinations								73.3	73.3
Change in temporary equity			(33.0)				(33.0)		(33.0)
Common stock dividends declared ($2.15 per share)				(513.9)			(513.9)		(513.9)
Share-based compensation			93.4				93.4		93.4
Stock issued, share-based compensation			(34.3)			79.3	45.0		45.0
Common stock repurchased						(602.2)	(602.2)		(602.2)
Treasury stock retired	(100.0)	(15.0)		(5,135.7)		5,150.7	—		—
Balance as of December 31, 2016	297.2	44.6	798.3	5,677.2	(1,356.0)	(3,002.1)	2,162.0	497.6	2,659.6
Cumulative effect of accounting changes			4.5	(31.6)			(27.1)	—	(27.1)
Net income				1,088.4			1,088.4	103.8	1,192.2
Other comprehensive income (loss)					393.0		393.0	25.6	418.6
Dividends to noncontrolling interests								(101.7)	(101.7)
Acquisition of noncontrolling interests			(25.7)				(25.7)	(8.2)	(33.9)
Increase in noncontrolling interests from business combinations								20.0	20.0
Change in temporary equity			27.1				27.1		27.1
Common stock dividends declared ($2.25 per share)				(523.4)			(523.4)		(523.4)
Share-based compensation			80.2				80.2		80.2
Stock issued, share-based compensation			(56.1)			65.1	9.0		9.0
Common stock repurchased						(568.4)	(568.4)		(568.4)
Balance as of December 31, 2017	297.2	44.6	828.3	6,210.6	(963.0)	(3,505.4)	2,615.1	537.1	3,152.2
Cumulative effect of accounting changes				23.6			23.6	0.4	24.0
Net income				1,326.4			1,326.4	114.1	1,440.5
Other comprehensive income (loss)					(265.5)		(265.5)	(30.2)	(295.7)
Dividends to noncontrolling interests								(134.9)	(134.9)
Acquisition of noncontrolling interests			(39.7)				(39.7)	(42.3)	(82.0)
Increase in noncontrolling interests from business combinations								115.6	115.6
Change in temporary equity			(71.1)				(71.1)		(71.1)
Common stock dividends declared ($2.40 per share)				(544.5)			(544.5)		(544.5)
Share-based compensation			70.5				70.5		70.5
Stock issued, share-based compensation			(59.2)			72.8	13.6		13.6
Common stock repurchased						(581.3)	(581.3)		(581.3)
Balance as of December 31, 2018	297.2	$44.6	$728.8	$7,016.1	$(1,228.5)	$(4,013.9)	$2,547.1	$559.8	$3,106.9

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2018	2017	2016

Net income	$1,440.5	$1,192.2	$1,246.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	161.5	168.3	177.7
Amortization of intangible assets	102.5	113.8	115.2
Amortization of deferred gain on interest rate swaps	(12.9)	(12.9)	(15.4)
Share-based compensation	70.5	80.2	93.4
Net gain from disposition of subsidiaries	(178.4)	—	—
Impact of Tax Act	28.9	106.3	—
Other, net	29.2	27.5	32.0
Increase in operating capital	80.5	348.5	302.8
Net Cash Provided By Operating Activities	1,722.3	2,023.9	1,952.4
Cash Flows from Investing Activities:
Capital expenditures	(195.7)	(156.0)	(165.5)
Acquisition of businesses and interests in affiliates, net of cash acquired	(350.4)	(26.3)	(308.8)
Proceeds from disposition of subsidiaries	308.4	—	—
Proceeds from sale of investments and other	15.9	66.9	(7.3)
Net Cash Used In Investing Activities	(221.8)	(115.4)	(481.6)
Cash Flows from Financing Activities:
Dividends paid to common shareholders	(548.5)	(515.2)	(505.4)
Repurchases of common stock	(581.3)	(568.4)	(602.2)
Proceeds from stock plans	13.0	10.7	26.8
Acquisition of additional noncontrolling interests	(43.6)	(17.0)	(72.7)
Dividends paid to noncontrolling interest shareholders	(134.9)	(101.7)	(87.2)
Payment of contingent purchase price obligations	(99.0)	(108.4)	(110.5)
Change in short-term debt	—	(18.1)	(1.2)
Proceeds from borrowings	—	—	1,389.6
Repayment of debt	—	—	(1,000.0)
Other, net	(46.8)	(24.5)	(35.5)
Net Cash Used In Financing Activities	(1,441.1)	(1,342.6)	(998.3)
Effect of foreign exchange rate changes on cash and cash equivalents	(203.0)	227.9	(75.5)
Net Increase (Decrease) in Cash and Cash Equivalents	(143.6)	793.8	397.0
Cash and Cash Equivalents at the Beginning of Year	3,796.0	3,002.2	2,605.2
Cash and Cash Equivalents at the End of Year	$3,652.4	$3,796.0	$3,002.2

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
Accounting Changes
Effective January 1, 2018, we adopted FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. In accordance with ASC 606, we changed certain aspects of our revenue recognition accounting policy as described below. ASC 606 was applied using the modified retrospective method, where the cumulative effect of the initial application was recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, or ASC 605.
Upon adoption of ASC 606, our accounting policy for certain third-party out-of-pocket costs, which are incurred in connection with our services and are billed to clients, was required to be changed. Our policy for performance incentives (variable consideration) included in certain client contracts was required to be changed. The inclusion of third-party out-of-pocket costs in revenue depends on whether we act as a principal or agent in the client arrangement. Under ASC 606, the principal versus agent assessment is based on whether we control the specified goods or services before they are transferred to the customer. As a result of the adoption of ASC 606, certain third-party costs are no longer included in revenue and cost of services. This change was the principal adjustment to our reported revenue and operating expenses included in the table below. However, the change had no impact on operating profit.
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
The impact of the adoption of ASC 606 on revenue, operating expenses and operating profit for the year ended December 31, 2018 was (in millions):

	As Reported	Adjustments	Excluding Impact of Adoption of ASC 606
Revenue	$15,290.2	$146.1	$15,436.3
Operating Expenses	13,156.7	139.5	13,296.2
Operating Profit	2,133.5	6.6	2,140.1
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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2018, we adopted ASU 2017-07, Compensation - Retirement Benefits, or ASU 2017-07. ASU 2017-07 requires that only the service cost component of periodic benefit cost is recorded in salary and service cost. All other components of net periodic benefit cost are excluded from operating profit. ASU 2017-07 is applied retrospectively, and accordingly, for 2018, 2017 and 2016 we reclassified $24.5 million, $24.1 million and $21.6 million, respectively, from salary and service costs to interest expense, which increased operating profit, but had no effect on income before income taxes and income from equity method investments, net income - Omnicom Group Inc. or net income per share - Omnicom Group Inc.
2. Significant Accounting Policies
Revenue Recognition. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services (the performance obligation) in an amount that reflects the consideration we expect to receive in exchange for those goods or services (the transaction price). We measure revenue by estimating the transaction price based on the consideration specified in the client arrangement. Revenue is recognized as the performance obligations are satisfied. Our revenue is primarily derived from the planning and execution of advertising communications and marketing services in the following fundamental disciplines: Advertising, which includes creative advertising services and strategic media planning and buying services, Customer Relationship Management or CRM, which includes CRM Consumer Experience and CRM Execution & Support, Public Relations and Healthcare Advertising. Our client contracts are primarily fees for service on a rate per hour or per project basis. Revenue is recorded net of sales, use and value added taxes.
Performance Obligations
In substantially all our disciplines, the performance obligation is to provide advisory and consulting services at an agreed-upon level of effort to accomplish the specified engagement. Our client contracts are comprised of diverse arrangements involving fees based on any one or a combination of the following: an agreed fee or rate per hour for the level of effort expended by our employees; commissions based on the client’s spending for media purchased from third parties; qualitative or quantitative incentive provisions specified in the contract; and reimbursement for third-party costs that we are required to include in revenue when we control the vendor services related to these costs and we act as principal. The transaction price of a contract is allocated to each distinct performance obligation based on its relative stand-alone selling price and is recognized as revenue when, or as, the customer receives the benefit of the performance obligation. Clients typically receive and consume the benefit of our services as they are performed. Substantially all our client contracts provide that we are compensated for services performed to date and allow for cancellation by either party on short notice, typically 90 days, without penalty.
Generally, our short-term contracts, which normally take 30 to 90 days to complete, are performed by a single agency and consist of a single performance obligation. As a result, we do not consider the underlying services as separate or distinct performance obligations because our services are highly interrelated, occur in close proximity, and the integration of the various components of a marketing message is essential to overall service. In certain of our long-term client contracts, which have a term of up to one year, the performance obligation is a stand-ready obligation, because we provide a constant level of similar services over the term of the contract. In other long-term contracts, when our services are not a stand-ready obligation, we consider our services distinct performance obligations and allocate the transaction price to each separate performance obligation based on its stand-alone selling price, including contracts for strategic media planning and buying services, which are considered to be multiple performance obligations, and we allocate the transaction price to each distinct service based on the staffing plan and the stand-alone selling price. In substantially all of our creative services contracts we have distinct performance obligations for our services, including certain creative services contracts where we act as an agent and arrange, at the client’s direction, for third-parties to perform studio production efforts.
Revenue Recognition Methods
A substantial portion of our revenue is recognized over time, as the services are performed, because the client receives and consumes the benefit of our performance throughout the contract period, or we create an asset with no alternative use and are contractually entitled to payment for our performance to date in the event the client terminates the contract for convenience. For these over time client contracts, other than when we have a stand-ready obligation to perform services, revenue is recognized over time using input measures that correspond to the level of staff effort expended to satisfy the performance obligation on a rate per hour or equivalent basis. For client contracts when we have a stand-ready obligation to perform services on an ongoing basis over the life of the contract, typically for periods up to one year, where the scope of these arrangements is broad and there are no significant gaps in performing the services, we recognize revenue using a time-based measure resulting in a straight-line revenue recognition. From time to time, there may be changes in the client service requirements during the term of a contract and the changes could be significant. These changes are typically negotiated as new contracts covering the additional requirements and the associated costs, as well as additional fees for the incremental work to be performed.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To a lesser extent, for certain other contracts where our performance obligations are satisfied in phases, we recognize revenue over time using certain output measures based on the measurement of the value transferred to the customer, including milestones achieved. Where the transaction price or a portion of the transaction price is derived from commissions based on a percentage of purchased media from third parties, the performance obligation is not satisfied until the media is run and we have an enforceable contract providing a right to payment. Accordingly, revenue for commissions is recognized at a point in time, typically when the media is run, including when it is not subject to cancellation by the client or media vendor.
Principal vs. Agent
In substantially all our businesses, we incur third-party costs on behalf of clients, including direct costs and incidental, or out- of-pocket costs. Third-party direct costs incurred in connection with the creation and delivery of advertising or marketing communication services include, among others: purchased media, studio production services, specialized talent, including artists and other freelance labor, event marketing supplies, materials and services, promotional items, market research and third-party data and other related expenditures. Out-of-pocket costs include, among others: transportation, hotel, meals and telecommunication charges incurred by us in the course of providing our services. Billings related to out-of-pocket costs are included in revenue since we control the goods or services prior to delivery to the client.
However, the inclusion of billings related to third-party direct costs in revenue depends on whether we act as a principal or as an agent in the client arrangement. In most of our businesses, including Advertising, which also includes studio production efforts and media planning and buying services, Public Relations, Healthcare Advertising and most of our CRM Consumer Experience businesses, we act as an agent and arrange, at the client's direction, for third parties to perform certain services. In these cases, we do not control the goods or services prior to the transfer to the client. As a result, revenue is recorded net of these costs, equal to the amount retained for our fee or commission.
In certain businesses we may act as principal when contracting for third-party services on behalf of our clients. In our events business and most of our CRM Execution & Support businesses, including field marketing and certain specialty marketing businesses, we act as principal because we control the specified goods or services before they are transferred to the client and we are responsible for providing the specified goods or services, or we are responsible for directing and integrating third-party vendors to fulfill our performance obligation at the agreed upon contractual price. In such arrangements, we also take pricing risk under the terms of the client contract. In certain specialty media buying business, we act as principal when we control the buying process for the purchase of the media and contract directly with the media vendor. In these arrangements, we assume the pricing risk under the terms of the client contract. When we act as principal, we include billable amounts related to third-party costs in the transaction price and record revenue over time at the gross amount billed, including out-of-pocket costs, consistent with the manner that we recognize revenue for the underlying services contract. However, in media buying contracts where we act as principal, we recognize revenue at a point in time, typically when the media is run, including when it is not subject to cancellation by the client or media vendor.
Variable Consideration
Some of our client arrangements include variable consideration provisions, which include performance incentives, tiered commission structures and vendor rebates in certain markets outside of the United States. Variable consideration is estimated and included in total consideration at contract inception based on either the expected value method or the most likely outcome method. These estimates are based on historical award experience, anticipated performance and other factors known at the time. Performance incentives are typically recognized in revenue over time. Variable consideration for our media businesses in certain international markets includes rebate revenue and is recognized when it is probable that the media will be run, including when it is not subject to cancellation by the client. In addition, when we receive rebates or credits from vendors for transactions entered into on behalf of clients, they are remitted to the clients in accordance with contractual requirements or retained by us based on the terms of the client contract or local law. Amounts passed on to clients are recorded as a liability and amounts retained by us are recorded as revenue when earned, which is typically when the media is run.
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
Work in Process. Work in process consists of accrued costs incurred on behalf of customers, including media and production costs, and fees and other third-party costs that have not yet been billed. Media and production costs are billed during the production process. Unbilled fees and costs are in the process of being billed to clients, typically within the next 30 days.
Property and Equipment. Property and equipment are carried at cost and are depreciated over the estimated useful lives of the assets using the straight-line method. The estimated useful lives range from seven to ten years for furniture and three to five years for equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the related lease term or the estimated useful life of the asset. Assets under capital lease are depreciated on a straight-line basis over the lease term.
Equity Method Investments. Investments in companies where we exercise significant influence over the operating and financial policies of the investee and own less than 50% of the equity are accounted for using the equity method. Our proportionate share of the net income or loss of equity method investments is included in results of operations and any dividends received reduce the carrying value of the investment. The excess of the cost of our investment over our proportionate share of the fair value of the net assets of the investee at the acquisition date is recognized as goodwill and included in the carrying amount of the investment. Goodwill in the equity method investments is not amortized. Gains and losses from changes in our ownership interests are recorded in results of operations until control is achieved. Where a change in our ownership interest results in obtaining control, the existing carrying value of the investment is remeasured to the acquisition date fair value and any gain or loss is recognized in results of operations. We periodically review the carrying value of the equity method investments to determine if there has been an other-than-temporary decline in carrying value. A variety of factors are considered when determining if a decline in carrying value is other-than-temporary, including the financial condition and business prospects of the investee, as well as our investment intent.
Equity Investments. Equity investments, except those accounted for under the equity method of accounting, are measured at fair value at each reporting period and changes in fair value are recognized in results of operations. Our equity investments are accounted for as follows:
Marketable equity investments have a readily determinable fair value and are recorded at fair value. The carrying value of these investments was $1.5 million and $1.4 million December 31, 2018 and 2017, respectively.
Non-marketable equity investments (cost method investments) do not have a readily determinable fair value and are recorded at cost, less any impairment, adjusted for qualifying observable price changes. The carrying value of these investments was $11.8 million and $14.4 million at December 31, 2018 and 2017, respectively.
Goodwill and Intangible Assets. Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired. Goodwill is not amortized but is periodically reviewed for impairment. Intangible assets comprise customer relationships, including the related customer contracts and trade names, and purchased and internally developed software and are amortized over their estimated useful lives ranging from five to twelve years. We consider a number of factors in determining the useful lives and amortization method, including the pattern in which the economic benefits are consumed, as well as trade name recognition and customer attrition. There is no estimated residual value for the intangible assets.
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
We identified our regional reporting units as components of our operating segments, which are our five agency networks. The regional reporting units and practice areas of each agency network monitor the performance and are responsible for the agencies in their region. They report to the segment managers and facilitate the administrative and logistical requirements of our client-centric strategy for delivering services to clients in their regions. We have concluded that, for each of our operating segments, their regional reporting units had similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment at the operating segment level. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in FASB ASC Topic 280, Segment Reporting, and the guidance set forth in FASB ASC Topic 350, Intangibles - Goodwill and Other.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Based on the results of the annual impairment test, we concluded that at June 30, 2018 and 2017 our goodwill was not impaired because the fair value of each reporting unit was substantially in excess of its respective net book value. Subsequent to the annual impairment test of goodwill at June 30, 2018, there were no events or circumstances that triggered the need for an interim impairment test.
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
Foreign Currency Translation and Transactions. Substantially all of our foreign subsidiaries use their local currency as their functional currency. Assets and liabilities are translated into U.S. Dollars at the exchange rate on the balance sheet date and revenue and expenses are translated at the average exchange rate for the period. Translation adjustments are recorded in accumulated other comprehensive income. Net foreign currency transaction gains and (losses) recorded in results of operations were $2.1 million, $(7.8) million and $12.7 million in 2018, 2017 and 2016, respectively.
Share-Based Compensation. Share-based compensation for restricted stock and stock option awards is measured at the grant date fair value. The fair value of restricted stock awards is determined and fixed using the closing price of our common stock on the grant date and is recorded in additional paid-in capital. The fair value of stock option awards is determined using the Black-Scholes option valuation model. For awards that have a service only vesting condition, compensation expense is recognized on a straight-line basis over the requisite service period. For awards with a performance vesting condition, compensation expense is recognized on a graded-vesting basis. Typically, all share-based awards are settled with treasury stock. See Note 10 for additional information regarding our specific award plans.

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
Concentration of Credit Risk. We provide advertising, marketing and corporate communications services to several thousand clients that operate in nearly every industry sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client accounted for 3.0% of revenue in 2018.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments. All derivative instruments, including certain derivative instruments embedded in other contracts, are recorded at fair value. Derivatives qualify for hedge accounting if: the hedging instrument is designated as a hedge, the hedged exposure is specifically identifiable, and exposes us to risk and a change in fair value of the derivative financial instrument and an opposite change in the fair value of the hedged exposure have a high degree of correlation. The method of assessing hedge effectiveness and measuring hedge ineffectiveness is formally documented. Hedge effectiveness is assessed, and hedge ineffectiveness is measured at least quarterly throughout the designated hedge period. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through results of operations or recognized in other comprehensive income until the hedged item is recognized in results of operations. We do not use derivatives for trading or speculative purposes. Using derivatives exposes us to the risk that counterparties to the derivative contracts will fail to meet their contractual obligations. We manage that risk through careful selection and ongoing evaluation of the counterparty financial institutions based on specific minimum credit standards and other factors.
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
3. Revenue
Nature of our services
We provide an extensive range of advertising, marketing and corporate communications services through various client-centric networks that are organized to meet specific client objectives. Our branded networks and agencies operate in all major markets and provide services in the following fundamental disciplines: advertising, CRM, public relations, and healthcare. Advertising includes creative services, as well as strategic media planning and buying and data analytics services. CRM Consumer Experience includes Omnicom’s Precision Marketing Group and digital/direct agencies, as well as our branding, shopper marketing and experiential marketing agencies, and CRM Execution & Support includes field marketing, sales support, merchandising and point of sale, as well as other specialized marketing and custom communications services. Public relations services include corporate communications, crisis management, public affairs and media and media relations services. Healthcare includes advertising and media services to global healthcare clients. At the core of all our services is the ability to create or develop a client’s marketing or corporate communications message into content that can be delivered to a target audience across different communications mediums. Our client-centric business model requires that multiple agencies within Omnicom collaborate in formal and informal virtual client networks utilizing our key client matrix organization structure. This collaboration allows us to cut across our internal organizational structures to execute our clients’ marketing requirements in a consistent and comprehensive manner. In addition to collaborating through our client service models, our agencies and networks collaborate across internally developed technology platforms. Annalect, our proprietary data and analytics platform, serves as the strategic resource for all of our agencies and networks to share when developing client service strategies across our virtual networks. Omni, our people-based precision marketing and insights platform, identifies and defines personalized consumer experiences at scale across creative, media and CRM, as well as other disciplines.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue by discipline for the year ended December 31, 2018 and 2017 was (in millions):

	2018	2018 Excluding Impact of Adoption of ASC 606	2017
Advertising	$8,281.0	$8,289.1	$8,175.9
CRM Consumer Experience	2,620.7	2,758.3	2,615.9
CRM Execution & Support	1,900.5	1,900.4	2,135.8
Public Relations	1,435.1	1,435.5	1,411.4
Healthcare	1,052.9	1,053.0	934.6
	$15,290.2	$15,436.3	$15,273.6
Economic factors affecting our revenue
Global economic conditions have a direct impact on our revenue. Adverse economic conditions pose a risk that our clients may reduce, postpone or cancel spending for our services, which would impact our revenue. Revenue in our principal geographic markets for the year ended December 31, 2018 and 2017 was (in millions):

	2018	2018 Excluding Impact of Adoption of ASC 606	2017
Americas:
North America	$8,442.5	$8,589.4	$8,686.0
Latin America	457.5	456.2	494.8
EMEA:
Europe	4,375.4	4,377.2	4,127.9
Middle East and Africa	304.4	304.4	314.6
Asia-Pacific	1,710.4	1,709.1	1,650.3
	$15,290.2	$15,436.3	$15,273.6
The Americas comprises North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA comprises Europe, the Middle East and Africa. Asia-Pacific comprises Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. The reduction in revenue in 2018 for North America primarily reflects the sale of our specialty print media business in the second quarter of 2017.
Contract assets and liabilities
Work in process includes contract assets, unbilled fees and costs, and media and production costs. Contract liabilities primarily consist of customer advances. At December 31, 2018 and 2017, work in process and contract liabilities were (in millions):

	2018	2017
Work in process:
Contract assets and unbilled fees and costs	$540.1	$546.3
Media and production costs	621.4	564.3
	$1,161.5	$1,110.6
Contract liabilities:
Customer advances	$1,159.0	$1,266.7
Work in process consists of accrued costs incurred on behalf of customers, including media and production costs, and fees and other third-party costs that have not yet been billed. Media and production costs are billed during the production process in accordance with the terms of the client contract. Contract assets, which primarily include incentive fees, are not material and will be billed to clients in accordance with the terms of the client contract. Substantially all unbilled fees and costs will be billed within the next 30 days. The contract liability primarily represents advance billings to customers in accordance with the terms of the client contracts, primarily for the reimbursement of third-party costs that are generally incurred in the near term. There were no impairment losses to the contract assets recorded in 2018.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Net Income per Share
The computations of basic and diluted net income per share for the three years ended December 31, 2018 were (in millions, except per share amounts):

	2018	2017	2016
Net Income Available for Common Shares:
Net income - Omnicom Group Inc.	$1,326.4	$1,088.4	$1,148.6
Net income allocated to participating securities	(0.1)	(1.6)	(6.5)
	$1,326.3	$1,086.8	$1,142.1
Weighted Average Shares:
Basic	226.6	232.3	237.9
Dilutive stock options and restricted shares	1.0	1.6	1.3
Diluted	227.6	233.9	239.2

Anti-dilutive stock options and restricted shares	1.0	1.0	—
Net Income per Share - Omnicom Group Inc.:
Basic	$5.85	$4.68	$4.80
Diluted	$5.83	$4.65	$4.78
5. Business Combinations
In 2018, we completed six acquisitions, which increased goodwill $422.6 million. Also, we acquired additional equity interests in certain majority owned subsidiaries in 2018, which are accounted for as equity transactions and no additional goodwill was recorded. None of these acquisitions, either individually or in the aggregate, was material to our results of operations or financial position.
The evaluation of potential acquisitions is based on various factors, including specialized know-how, reputation, geographic coverage, competitive position and service offerings, as well as our experience and judgment. Our acquisition strategy is focused on acquiring the expertise of an assembled workforce in order to continue to build upon the core capabilities of our strategic business platforms and agency brands, through the expansion of their geographic area or their service capabilities to better serve our clients. Certain acquisitions include an initial payment at closing and provide for future additional contingent purchase price payments (earn-outs), which are derived using the performance of the acquired entity and are based on predetermined formulas. Contingent purchase price obligations at December 31, 2018 and 2017 were $146.5 million and $215.6 million, respectively, of which $65.4 million and $92.6 million, respectively, are included in other current liabilities.
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

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Goodwill and Intangible Assets
Goodwill and intangible assets at December 31, 2018 and 2017 were (in millions):

	2018			2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Goodwill	$9,898.6	$(514.3)	$9,384.3	$9,871.8	$(534.3)	$9,337.5
Intangible assets:
Purchased and internally developed software	$356.4	$(302.2)	$54.2	$368.2	$(303.0)	$65.2
Customer related and other	763.8	(435.2)	328.6	880.1	(576.9)	303.2
	$1,120.2	$(737.4)	$382.8	$1,248.3	$(879.9)	$368.4
Changes in goodwill for the years ended December 31, 2018 and 2017 were (in millions):

	2018	2017
January 1	$9,337.5	$8,976.1
Acquisitions	250.6	19.3
Noncontrolling interests in acquired businesses	112.0	18.9
Contingent purchase price obligations of acquired businesses	60.0	27.1
Dispositions	(143.6)	(4.6)
Foreign currency translation	(232.2)	300.7
December 31	$9,384.3	$9,337.5
There were no goodwill impairment losses recorded in 2018 or 2017 and there are no accumulated goodwill impairment losses.
7. Debt

Credit Facilities
At December 31, 2018, our short-term liquidity sources include a $2.5 billion revolving credit facility, or Credit Facility, expiring on July 31, 2021, uncommitted credit lines aggregating $1.2 billion and the ability to issue up to $2 billion of commercial paper.
There were no outstanding commercial paper issuances or borrowings under the Credit Facility or material borrowings under the uncommitted credit lines at December 31, 2018 and 2017. Available and unused credit lines at December 31, 2018 and 2017 were (in millions):

	2018	2017
Credit Facility	$2,500.0	$2,500.0
Uncommitted credit lines	1,231.6	1,181.0
Available and unused credit lines	$3,731.6	$3,681.0
The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At December 31, 2018 we were in compliance with these covenants as our Leverage Ratio was 2.1 times and our Interest Coverage Ratio was 9.9 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
Short-Term Debt
Short-term debt at December 31, 2018 and 2017 of $8.1 million and $11.8 million, respectively, consists of bank overdrafts and short-term borrowings primarily of our international subsidiaries. The weighted average interest rate was 4.2% and 2.6%, respectively. Due to the short-term nature of this debt, carrying value approximates fair value.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Debt
Long-term debt at December 31, 2018 and 2017 was (in millions):

	2018	2017
6.25% Senior Notes due 2019	$500.0	$500.0
4.45% Senior Notes due 2020	1,000.0	1,000.0
3.625% Senior Notes due 2022	1,250.0	1,250.0
3.65% Senior Notes due 2024	750.0	750.0
3.60% Senior Notes due 2026	1,400.0	1,400.0
	4,900.0	4,900.0
Unamortized premium (discount), net	4.9	6.2
Unamortized debt issuance costs	(16.4)	(20.3)
Unamortized deferred gain from settlement of interest rate swaps	48.0	66.4
Fair value adjustment attributed to outstanding interest rate swaps	(52.8)	(39.4)
	4,883.7	4,912.9
Current portion	(499.6)	—
Long-term debt	$4,384.1	$4,912.9
Omnicom Group Inc., or OGI, and its wholly owned finance subsidiary, Omnicom Capital Inc., or OCI, are co-obligors under all the senior notes. The senior notes are a joint and several liability of OGI and OCI, and OGI unconditionally guarantees OCI’s obligations with respect to the senior notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries and the related interest receivable. There are no restrictions on the ability of OGI or OCI to obtain funds from our subsidiaries through dividends, loans or advances. The senior notes are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness.
The contractual maturities of our long-term debt at December 31, 2018 are (in millions):

2019	$500.0
2020	1,000.0
2021	—
2022	1,250.0
2023	—
Thereafter	2,150.0
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
We have a $750 million interest rate swap on our 3.65% Senior Notes due 2024, or 2024 Notes and a $500 million interest rate swap on our 3.60% Senior Notes due 2026, or 2026 Notes. Under the swap agreement for the 2024 Notes, we receive fixed interest payments of 3.65% and pay a variable interest equal to three-month LIBOR, plus a spread of 1.72%. Under the swap agreement for the 2026 Notes, we receive fixed interest payments of 3.60% and pay a variable interest equal to three-month LIBOR, plus a spread of 1.982%.
At December 31, 2018, we recorded long-term liabilities of $21.8 million and $31.0 million representing the fair value of the swaps on the 2024 Notes and 2026 Notes, respectively, and at December 31, 2017, we recorded long-term liabilities of $14.7 million and $24.7 million, respectively. The interest rate swaps have the economic effect of converting our long-term debt portfolio to approximately 75% fixed rate obligations and 25% floating rate obligations.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Expense
Interest expense for the three years ended December 31, 2018 is composed of (in millions):

	2018	2017	2016
Long-term debt	$201.6	$201.6	$205.5
Interest rate swaps	5.2	(7.2)	(13.1)
Amortization of deferred gain on interest rate swaps	(12.9)	(12.9)	(15.4)
Commercial paper	9.6	12.5	6.8
Fees	5.6	5.6	5.6
Pension and other interest	57.3	49.0	41.9
	$266.4	$248.6	$231.3
8. Segment Reporting
Our five branded agency networks operate in the advertising, marketing and corporate communications services industry, and are organized into agency networks, virtual client networks, regional reporting units and operating groups or practice areas. Our networks, virtual client networks and agencies increasingly share clients and provide clients with integrated services. The main economic components of each agency are employee compensation and related costs and direct service costs and occupancy and other costs which include rent and occupancy costs, technology costs and other overhead expenses. Therefore, given these similarities, we aggregate our operating segments, which are our five agency networks, into one reporting segment.
The agency networks' regional reporting units comprise three principal regions: the Americas, EMEA and Asia-Pacific. The regional reporting units monitor the performance and are responsible for the agencies in their region. Agencies within the regional reporting units serve similar clients in similar industries and in many cases the same clients and have similar economic characteristics.
Revenue and long-lived assets and goodwill by geographic region at and for the three years ended December 31, 2018 were (in millions):

	Americas	EMEA	Asia-Pacific
2018
Revenue	$8,900.0	$4,679.8	$1,710.4
Long-lived assets and goodwill	6,946.1	2,578.9	553.7
2017
Revenue	$9,180.8	$4,442.5	$1,650.3
Long-lived assets and goodwill	6,633.8	2,840.8	553.8
2016
Revenue	$9,597.6	$4,183.1	$1,636.2
Long-lived assets and goodwill	6,662.7	2,469.1	519.1
The Americas comprises North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA comprises Europe, the Middle East and Africa. Asia-Pacific comprises Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for 2018, 2017 and 2016 was $7,999.8 million, $8,196.9 million and $8,627.8 million, respectively. The reduction in revenue in 2018 and 2017 for North America and the United States primarily reflects the sale of our specialty print media business in the second quarter of 2017.
9. Equity Method Investments
Income from our equity method investments was $8.9 million, $3.5 million and $5.4 million in 2018, 2017 and 2016, respectively. Our proportionate share in their net assets at December 31, 2018 and 2017 was $42.9 million and $40.7 million, respectively. Our equity method investments are not material to our results of operations or financial position; therefore, summarized financial information is not required to be presented.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Share-Based Compensation Plans
Share-based incentive awards are granted to employees under the 2013 Incentive Award Plan, or the 2013 Plan, which is administered by the Compensation Committee of the Board of Directors, or Compensation Committee. Awards include stock options, restricted stock and other stock awards. The maximum number of shares of common stock that can be granted under the 2013 Plan is 33 million shares plus any shares awarded under the 2013 Plan and any prior plan that have been forfeited or have expired. Stock option awards reduce the number of shares available for grant on a one-for-one basis and all other awards reduce the number of shares available for grant by 3.5 shares for each share awarded. The terms of each award and the exercise date are determined by the Compensation Committee. The 2013 Plan does not permit the holder of an award to elect cash settlement under any circumstances. At December 31, 2018, there were 26,731,624 shares available for grant under the 2013 Plan. If all shares available for grant were for awards other than stock options, shares available for grant would be 7,637,607.
Share-based compensation expense was $70.5 million, $80.2 million and $93.4 million in 2018, 2017 and 2016, respectively. At December 31, 2018, unamortized share-based compensation that will be expensed over the next five years is $160.7 million.
We record a deferred tax asset for the share-based compensation expense recognized for financial reporting purposes that has not been deducted on our income tax return. Beginning in 2017, excess tax benefits and deficiencies related to share-based compensation are recorded as compensation expense in results of operations upon vesting of restricted stock awards or exercise of stock options. Excess tax benefits and deficiencies represent the difference between the actual compensation deduction for tax purposes, which is calculated as the difference between the grant date price of the award and the price of our common stock on the vesting or exercise date. In 2018 and 2017 we recognized excess tax benefits of $7.4 million and $20.8 million, respectively.
Stock Options
The exercise price of stock option awards cannot be less than 100% of the market price of our common stock on the grant date. The 2017 option awards vest 100% three years from grant date and have a maximum contractual life of six years. All prior option awards have a maximum contractual life of 10 years.
Stock option activity for the three years ended December 31, 2018 was:

	2018		2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
January 1	1,593,422	$63.11	719,757	$27.88	1,140,547	$28.86
Granted	—		1,000,000	$84.94	—
Exercised	(500,122)	$24.43	(102,335)	$23.40	(420,790)	$30.56
Forfeited	(105,250)	$84.94	(24,000)	$84.94	—
December 31	988,050	$80.37	1,593,422	$63.11	719,757	$27.88

Exercisable December 31	117,300	$46.43	617,422	$28.61	695,757	$26.54
Options outstanding and exercisable at December 31, 2018 were:

			Options Outstanding			Options Exercisable
Exercise Price Range			Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$23.00	to	$24.00	57,300	0.2 years	$23.40	57,300	$23.40
$66.00	to	$71.00	60,000	5.4 years	$68.42	60,000	$68.42
$84.00	to	$85.00	870,750	4.2 years	$84.94	—	$84.94
			988,050			117,300
The 2017 option award grant date fair value of $9.87 was determined using the Black-Scholes option valuation model. The assumptions for the model, without adjusting for the risk of forfeiture and lack of liquidity, were: expected life 4.5 years, risk free interest rate 2.0%, expected volatility 16.3% and dividend yield 2.6%.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock
Restricted stock activity for the three years ended December 31, 2018 was:

	2018	2017	2016
January 1	2,859,373	3,802,105	4,349,105
Granted	815,810	966,919	1,100,396
Vested	(944,048)	(1,757,269)	(1,438,386)
Forfeited	(177,233)	(152,382)	(209,010)
December 31	2,553,902	2,859,373	3,802,105

Weighted average grant date fair value of shares granted in the period	$67.62	$74.10	$73.16

Weighted average grant date fair value at December 31	$69.77	$68.85	$61.72
Generally, restricted shares vest ratably over five years from the grant date provided the employee remains employed by us. Restricted shares may not be sold, transferred, pledged or otherwise encumbered until the forfeiture restrictions lapse. Under most circumstances, the employee forfeits the shares if employment ceases prior to the end of the restriction period.

Performance Restricted Stock Units
The Compensation Committee grants certain employees performance restricted stock units, or PRSU. Each PRSU represents the right to receive one share of common stock on vesting. The ultimate number of PRSUs received by the employee depends on the Company's average return on equity over a three year period compared to the average return on equity of a peer group of principal competitors over the same period. The PRSUs vest three years from the grant date. The PRSUs have a service and performance vesting condition and compensation expense is recognized on a graded-vesting basis. Over the performance period, compensation expense is adjusted upward or downward based on our estimate of the probability of achieving the performance target for the portion of the awards subject to the performance vesting condition. We have assumed that all the PRSUs will vest.
PRSU activity for the three years ended December 31, 2018 was:

	2018		2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
January 1	488,887	$82.01	462,381	$77.05	534,456	$66.05
Granted	182,582	73.72	173,770	84.94	153,492	83.23
Distributed	(161,625)	77.68	(147,264)	69.89	(225,567)	55.20
December 31	509,844	$80.41	488,887	$82.01	462,381	$77.05
Employee Stock Purchase Plan
The employee stock purchase plan, or ESPP, enables employees to purchase our common stock through payroll deductions over each plan quarter at 95% of the market price on the last trading day of the plan quarter. Purchases are limited to 10% of eligible compensation as defined by the Employee Retirement Income Security Act of 1974, or ERISA. Our employees purchased 91,086 shares, 101,862 shares and 97,935 shares in 2018, 2017 and 2016, respectively. All shares purchased were treasury stock, for which we received $6.5 million, $7.6 million and $7.8 million, respectively. At December 31, 2018, there were 8,675,351 shares available under the ESPP.
11. Income Taxes
We file a consolidated U.S. federal income tax return and income tax returns in various state and local jurisdictions. Our subsidiaries file tax returns in various foreign jurisdictions. Our principal foreign jurisdictions include the United Kingdom, France and Germany. The Internal Revenue Service has completed its examination of our federal tax returns through 2012. Tax returns in the United Kingdom, France and Germany have been examined through 2013, 2014 and 2009, respectively.
On December 22, 2017, the Tax Act was enacted into law. The Tax Act reduced the U.S. federal statutory income tax rate to 21% from 35% for tax years beginning after December 31, 2017 and made several changes to existing tax law that affect our tax assets and liabilities related to previously reported taxable income. The significant changes required that we record tax expense on the accumulated earnings of our foreign subsidiaries and adjust our previously reported deferred tax positions to reflect the impact

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the revised statutory federal rate as of the enactment date. In December 2017, the SEC issued Staff Accounting Bulletin 118, or SAB 118, which provided guidance on accounting for the impact of the Tax Act. SAB 118 provides that provisional amounts should be recognized in our financial statements where accounting for certain effects of the Tax Act are not complete and a reasonable estimate of the effects of the Tax Act can be made. Accordingly, at December 31, 2017, we estimated the effect of the Tax Act and recorded a net increase to income tax expense of $106.3 million. Our estimate was based on our understanding of the Tax Act and currently available guidance. In 2018, we finalized the provisional amounts based on additional information regarding the tax on our accumulated foreign earnings. As a result, we recorded additional income tax expense of $28.9 million.
We were required to account for effect of U.S. federal tax rate changes on our deferred tax balances by measuring deferred tax assets and liabilities at the rate at which they are expected to reverse in the future, which as a result of the Tax Act is 21%. At December 31, 2017, the remeasurement of our deferred tax assets and liabilities reduced income tax expense by $173.3 million.
The territorial tax system will allow us to repatriate future earnings of our foreign subsidiaries without incurring additional U.S. tax by providing a 100% dividend exemption. However, while the change to a territorial system limits U.S. federal income tax to domestic earnings, foreign source income is subject to tax in the appropriate foreign jurisdiction at the local rate, which, in certain jurisdictions, may be higher than the U.S. federal statutory income tax rate of 21%. As a result, the foreign tax rate differential will cause our effective tax rate to be higher than the U.S. federal statutory income tax rate.
The Tax Act imposed a one-time transition tax on our accumulated foreign earnings at December 31, 2017. The portion of the foreign earnings comprising cash and other specified assets is taxed at a 15.5% rate and any remaining amount is taxed at an 8% rate. In 2017, we recorded a provisional amount of $192.1 million in income tax expense for the transition tax. After taking into consideration available foreign tax credits and other items, at December 31, 2017, we recorded a net cash liability of $102.9 million, which we elected to pay over an eight year period. In 2018, we finalized the provisional amount. At December 31, 2018 the cash liability, which reflects the finalization of the provisional amount and payments, was $139.1 million. Although the adoption of a territorial tax system allows for the repatriation of foreign earnings after December 31, 2017 without incurring U.S. income tax, withholding taxes by the foreign jurisdictions will be applied to any dividends remitted to the U.S. As a result, at December 31, 2018 and 2017, we recorded a charge of $3.0 million and $87.5 million, respectively, related to these withholding taxes.
We elected to account for any tax on the global intangible low-taxed income, or GILTI, in the period in which it is incurred. At December 31, 2018, we provided $12.9 million for tax impacts of GILTI.
Income before income taxes for the three years ended December 31, 2018 was (in millions):

	2018	2017	2016
Domestic	$643.7	$832.4	$805.2
International	1,280.6	1,052.5	1,036.6
	$1,924.3	$1,884.9	$1,841.8
Income tax expense (benefit) for the three years ended December 31, 2018 was (in millions):

	2018	2017	2016
Current:
Federal	$273.8	$458.8	$381.8
State and local	35.5	36.5	12.6
International	305.2	280.2	332.1
	614.5	775.5	726.5
Deferred:
Federal	(104.2)	(205.5)	(88.2)
State and local	2.8	11.1	12.0
International	(20.4)	115.1	(49.8)
	(121.8)	(79.3)	(126.0)
	$492.7	$696.2	$600.5

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation from the statutory U.S. federal income tax rate to our effective tax rate is:

	2018	2017	2016
Statutory U.S. federal income tax rate	21.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	1.5	1.3	0.9
Effect of Tax Act	1.6	5.6	—
International tax rate differentials	1.1	(3.8)	(4.0)
Other	0.4	(1.2)	0.7
Effective tax rate	25.6%	36.9%	32.6%
The international tax rate differentials in 2018 are primarily attributed to our earnings in Canada, Australia, Japan, Colombia and Hong Kong being taxed at higher rates than the U.S. statutory tax rate, reduced by approximately $19 million resulting from the successful resolution of foreign tax claims.
Income tax expense in 2018, 2017 and 2016 includes $3.6 million, $2.5 million and $2.3 million, respectively, of interest, net of tax benefit, and penalties related to tax positions taken on our tax returns. At December 31, 2018 and 2017, accrued interest and penalties were $21.1 million and $16.1 million, respectively.
The components of deferred tax assets and liabilities at December 31, 2018 and 2017 were (in millions):

	2018	2017
Deferred tax assets:
Compensation	$209.7	$173.7
Tax loss and credit carryforwards	38.1	40.3
Basis differences from acquisitions	13.9	18.0
Basis differences from short-term assets and liabilities	35.7	39.5
Other	10.8	17.8
Deferred tax assets	308.2	289.3
Valuation allowance	(3.0)	(3.3)
Net deferred tax assets	$305.2	$286.0
Deferred tax liabilities:
Goodwill and intangible assets	$577.5	$562.2
Unremitted foreign earnings	69.2	94.9
Basis differences from investments	9.6	9.8
Financial instruments	0.8	41.4
Deferred tax liabilities	$657.1	$708.3

Long-term deferred tax assets	$61.8	$61.3

Long-term deferred tax liabilities	$413.7	$483.6
We have concluded that it is more likely than not that we will be able to realize our net deferred tax assets in future periods because results of future operations are expected to generate sufficient taxable income. The valuation allowance of $3.0 million and $3.3 million at December 31, 2018 and 2017, respectively, relates to tax losses in international jurisdictions. Tax loss and credit carryforwards for which there is no valuation allowance are available for periods ranging from 2019 to 2038, which is longer than the forecasted utilization of such carryforwards.
A reconciliation of our unrecognized tax benefits at December 31, 2018 and 2017 is (in millions):

	2018	2017
January 1	$173.7	$116.9
Additions:
Current year tax positions	30.1	67.1
Prior year tax positions	5.2	5.5
Reduction of prior year tax positions	(25.4)	(16.5)
Foreign currency translation	(0.8)	0.7
December 31	$182.8	$173.7

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The majority of the liability for uncertain tax positions is recorded in long-term liabilities. At December 31, 2018 and 2017, approximately $174.0 million and $142.8 million, respectively, of the liability for uncertain tax positions would affect our effective tax rate upon resolution of the uncertain tax positions.
12. Pension and Other Postemployment Benefits
Defined Contribution Plans
Our domestic and international subsidiaries provide retirement benefits for their employees primarily through defined contribution profit sharing and savings plans. Contributions to the plans vary by subsidiary and have generally been in amounts up to the maximum percentage of total eligible compensation of participating employees that is deductible for income tax purposes. Contribution expense was $118.8 million, $112.9 million and $108.5 million in 2018, 2017 and 2016, respectively.
Defined Benefit Pension Plans
Two of our U.S. businesses and several of our non-U.S. businesses sponsor noncontributory defined benefit pension plans. These plans provide benefits to employees based on formulas recognizing length of service and earnings. The U.S. plans cover approximately 900 participants, are closed to new participants and do not accrue future benefit credits. The non-U.S. plans, which include plans required by local law, cover approximately 6,000 participants and are not subject to ERISA.
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
The components of net periodic benefit expense for the three years ended December 31, 2018 were (in millions)

	2018	2017	2016
Service cost	$7.7	$10.1	$7.8
Interest cost	7.9	7.9	7.8
Expected return on plan assets	(2.8)	(3.6)	(3.7)
Amortization of prior service cost	4.4	4.6	4.5
Amortization of actuarial losses	6.9	7.0	5.3
	$24.1	$26.0	$21.7
Included in accumulated other comprehensive income at December 31, 2018 and 2017 were unrecognized actuarial losses and unrecognized prior service cost of $70.0 million ($42.0 million net of income taxes) and $90.0 million ($56.0 million net of income taxes), respectively, that have not yet been recognized in net periodic benefit cost. The unrecognized actuarial gains and losses and unrecognized prior service cost included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost in 2019 is $11.7 million.
The weighted average assumptions used to determine net periodic benefit expense for the three years ended December 31, 2018 were:

	2018	2017	2016
Discount rate	3.6%	3.5%	3.7%
Compensation increases	2.5%	2.0%	2.0%
Expected return on plan assets	5.8%	5.3%	4.8%

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
Our funding policy is to contribute amounts sufficient to meet minimum funding requirements in accordance with the applicable employee benefit and tax laws that the plans are subject to, plus such additional amounts as we may determine to be appropriate. We contributed $8.0 million, $8.3 million and $6.6 million in 2018, 2017 and 2016, respectively, to our defined benefit pension plans. We do not expect our contributions for 2019 to differ materially from our 2018 contributions.
At December 31, 2018 and 2017, the benefit obligation, fair value of plan assets and funded status of our defined benefit pension plans were (in millions):

	2018	2017
Benefit Obligation:
January 1	$277.0	$251.1
Service cost	7.7	10.1
Interest cost	7.9	7.9
Amendments, curtailments and settlements	0.1	0.3
Actuarial losses (gains)	(16.0)	6.8
Benefits paid	(23.1)	(9.1)
Foreign currency translation	4.8	9.9
December 31	$258.4	$277.0
Fair Value of Plan Assets:
January 1	$80.3	$68.6
Actual return on plan assets	(4.7)	6.3
Employer contributions	8.0	8.3
Benefits paid	(23.1)	(9.1)
Foreign currency translation and other	(3.1)	6.2
December 31	$57.4	$80.3

Funded Status December 31	$(201.0)	$(196.7)
At December 31, 2018 and 2017, the funded status was classified as follows (in millions):

	2018	2017
Other assets	$2.5	$6.0
Other current liabilities	(5.1)	(5.1)
Long-term liabilities	(198.4)	(197.6)
	$(201.0)	$(196.7)
The accumulated benefit obligation for our defined benefit pension plans at December 31, 2018 and 2017, was $219.9 million and $264.5 million, respectively.
At December 31, 2018 and 2017, plans with benefit obligations in excess of plan assets were (in millions):

	2018	2017
Benefit obligation	$(247.0)	$(253.8)
Plan assets	43.5	51.1
	$(203.5)	$(202.7)

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average assumptions used to determine the benefit obligation at December 31, 2018 and 2017, were:

	2018	2017
Discount rate	3.6%	3.1%
Compensation increases	2.7%	2.0%
At December 31, 2018, the estimated benefits expected to be paid over the next 10 years are (in millions):

2019	$8.9
2020	12.0
2021	14.1
2022	15.7
2023	17.0
2024 - 2028	96.0

Postemployment Arrangements
We have executive retirement agreements under which benefits will be paid to participants or to their beneficiaries over periods up to ten years beginning after cessation of full-time employment. Our postemployment arrangements are unfunded and benefits are paid when due.
The components of net periodic benefit expense for the three years ended December 31, 2018 were (in millions):

	2018	2017	2016
Service cost	$4.7	$4.4	$3.9
Interest cost	3.6	3.7	3.5
Amortization of prior service cost	3.5	3.5	3.1
Amortization of actuarial losses	1.8	1.0	1.1
	$13.6	$12.6	$11.6
Included in accumulated other comprehensive income at December 31, 2018 and 2017 were unrecognized actuarial losses and unrecognized prior service cost of $48.0 million ($28.0 million net of income taxes) and $54.0 million ($33.0 million net of income taxes), respectively, that have not yet been recognized in the net periodic benefit cost. The unrecognized actuarial gains and losses and unrecognized prior service cost included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost in 2019 is $5.4 million.
The weighted average assumptions used to determine net periodic benefit expense for the three years ended December 31, 2018 were:

	2018	2017	2016
Discount rate	3.4%	3.9%	4.1%
Compensation increases	3.5%	3.5%	3.5%
Experience gains and losses and effects of changes in actuarial assumptions are amortized over a period no longer than the expected average future service of active employees.
At December 31, 2018 and 2017, the benefit obligation was (in millions):

	2018	2017
January 1	$127.7	$120.3
Service cost	4.7	4.4
Interest cost	3.6	3.7
Amendments	6.5	—
Actuarial (gain) loss	(7.9)	8.1
Benefits paid	(8.1)	(8.8)
December 31	$126.5	$127.7

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018 and 2017, the liability was classified as follows (in millions):

	2018	2017
Other current liabilities	$7.7	$9.3
Long-term liabilities	118.8	118.4
	$126.5	$127.7
The weighted average assumptions used to determine the benefit obligation at December 31, 2018 and 2017 were:

	2018	2017
Discount rate	4.0%	3.4%
Compensation increases	3.5%	3.5%
At December 31, 2018, the estimated benefits expected to be paid over the next 10 years are (in millions):

2019	$7.8
2020	7.6
2021	7.2
2022	7.6
2023	7.4
2024 - 2028	39.8
13. Dispositions of Subsidiaries and Repositioning Actions
In the third quarter of 2018, we disposed of certain businesses and recorded a net gain of $178.4 million primarily related to the sale of Sellbytel, our European-based outsourced sales, service and support company. Additionally, during the third quarter, we took certain repositioning actions in an effort to continue to improve our strategic position and achieve operating efficiencies and recognized charges of $149.4 million.
A summary of our repositioning actions for the year ended December 31, 2018 is (dollars in millions):

Severance	$68.4
Office lease consolidation and termination	73.5
Asset write-offs related to disposals and other costs	7.5
$149.4
At December 31, 2018, the liability for the incremental severance charge was $25.9 million and the liability for office lease consolidation and termination was $53.0 million. We expect that the remaining severance liability will be paid in the first quarter of 2019 and the remaining office lease consolidation and termination liability will be paid over the next two years. The $7.5 million of other charges is primarily comprised of non-cash items.
The impact of the repositioning actions and net gain on disposition of subsidiaries on operating expenses, income tax expense and noncontrolling interests for 2018 was (dollars in millions):

	Increase (Decrease)
	Repositioning Actions	Net Gain on Disposition of Subsidiaries	Total
Salary and service costs	$73.7	$—	$73.7
Occupancy and other costs	73.5	—	73.5
Net gain on disposition of subsidiaries	—	(178.4)	(178.4)
Cost of services	147.2	(178.4)	(31.2)
Selling, general and administrative expenses	2.2	—	2.2
Depreciation and amortization	—	—	—
Operating expenses	$149.4	$(178.4)	$(29.0)

Income tax expense	$(36.0)	$11.0	$(25.0)

Noncontrolling interests	$—	$6.9	$6.9

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Supplemental Cash Flow Data
The increase in operating capital for the three years ended December 31, 2018 was (in millions):

	2018	2017	2016
(Increase) decrease in accounts receivable	$88.3	$(341.6)	$(376.5)
(Increase) decrease in work in process and other current assets	(269.3)	5.4	(89.7)
Increase (decrease) in accounts payable	242.9	763.2	741.9
Increase (decrease) in customer advances, taxes payable and other current liabilities	54.3	4.8	31.6
Change in other assets and liabilities, net	(35.7)	(83.3)	(4.5)
	$80.5	$348.5	$302.8

Income taxes paid	$590.9	$566.0	$570.4
Interest paid	$243.2	$226.2	$216.7
15. Noncontrolling Interests
Changes in the ownership interests in our less than 100% owned subsidiaries for the three years ended December 31, 2018 were (in millions):

	2018	2017	2016
Net income attributed to Omnicom Group Inc.	$1,326.4	$1,088.4	$1,148.6
Transfers (to) from noncontrolling interests:
Increase in additional paid-in capital from sale of shares in noncontrolling interests	4.4	1.8	2.0
Decrease in additional paid-in capital from purchase of shares in noncontrolling interests	(44.1)	(27.5)	(89.7)
Net transfers (to) from noncontrolling interests	(39.7)	(25.7)	(87.7)
Change from net income attributed to Omnicom Group Inc. and transfers (to) from noncontrolling interests	$1,286.7	$1,062.7	$1,060.9
16. Leases
We lease substantially all our office space under operating leases and our equipment under operating and capital leases. Office leases may include renewal options. In circumstances where the exercise of a renewal option is reasonably assured at the inception of the lease, the renewal period is included in the determination of the lease term. Office leases may also include scheduled rent increases and concessions, such as rent abatements and landlord incentives and tenant improvement allowances. Scheduled rent increases are recognized on a straight-line basis over the lease term and concessions are recorded as deferred rent and are amortized in rent expense on a straight-line basis over the lease term. Certain office leases require payment of real estate taxes and other occupancy costs and these costs are not included in rent expense. Leasehold improvements made at inception or during the lease term are amortized over the shorter of the asset life or the lease term, which may include renewal periods where the renewal is reasonably assured.
Rent expense for the three years ended December 31, 2018 was (in millions):

	2018	2017	2016
Office base rent	$295.0	$336.7	$339.7
Third-party sublease rent	(7.2)	(6.3)	(5.6)
Net office rent	287.8	330.4	334.1
Equipment rent	16.6	20.1	21.0
	$304.4	$350.5	$355.1

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate minimum lease payments under non-cancelable operating leases, reduced by third-party sublease rent receivable from existing non-cancelable subleases, and capital leases are (in millions):

	Operating Leases	Capital Leases
2019	$327.3	$41.8
2020	278.2	38.2
2021	226.2	29.3
2022	186.1	15.6
2023	150.9	6.6
Thereafter	663.6	3.9
Total	1,832.3	135.4
Sublease rent	(14.1)
Net operating lease payments	$1,818.2
Interest component		(7.9)
Present value of minimum capital lease payments		$127.5
Assets under capital lease and capital lease obligations at December 31, 2018 and 2017 were (in millions):

	2018	2017
Assets under capital lease:
Cost	$258.2	$229.3
Accumulated depreciation	(133.8)	(121.0)
	$124.4	$108.3
Capital lease obligations:
Current	$38.6	$31.6
Long-term	88.9	78.9
	$127.5	$110.5
Depreciation expense for assets under capital lease was $36.7 million, $31.1 million and $27.2 million in 2018, 2017 and 2016, respectively.
As described in Note 22, on January 1, 2019, we will adopt FASB Accounting Standards Codification, or ASC, Topic 842, Leases, or ASC 842, which requires that right-of-use assets and related lease liabilities for all operating leases be recognized on the balance sheet.
17. Temporary Equity - Redeemable Noncontrolling Interests
Owners of noncontrolling equity interests in some of our subsidiaries have the right in certain circumstances to require us to purchase all or a portion of their equity interest at fair value as defined in the applicable agreements. Assuming that the subsidiaries perform over the relevant periods at their current profit levels, at December 31, 2018 the aggregate estimated maximum amount we could be required to pay in future periods is $244.3 million, of which $140.6 million is currently exercisable by the holders. If these rights are exercised, there would be an increase in net income attributable to Omnicom as a result of our increased ownership interest and the reduction of net income attributable to noncontrolling interests. The ultimate amount paid could be significantly different because the redemption amount depends on the future results of operations of the subject businesses, the timing of the exercise of these rights and changes in foreign currency exchange rates.
18. Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.
In December 2016, two of our subsidiaries received subpoenas from the U.S. Department of Justice Antitrust Division concerning its ongoing investigation of video production and post-production practices in the advertising industry. In November 2018, the Company received confirmation that the investigation of the Company's subsidiaries had been closed without any action taken against the Company, its subsidiaries or employees.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Equity
Changes in accumulated other comprehensive income (loss), net of income taxes, for the years ended December 31, 2018 and 2017 were (in millions):

	Cash Flow Hedge	Available-for-Sale Securities	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
January 1, 2017	$(29.5)	$(0.8)	$(90.6)	$(1,235.1)	$(1,356.0)
Other comprehensive income (loss) before reclassifications	—	0.5	(7.2)	387.1	380.4
Reclassification from accumulated other comprehensive income (loss)	3.2	—	9.4	—	12.6
December 31, 2017	(26.3)	(0.3)	(88.4)	(848.0)	(963.0)
Other comprehensive income (loss) before reclassifications	—	—	7.3	(288.9)	(281.6)
Reclassification from accumulated other comprehensive income (loss)	4.0	0.3	11.8	—	16.1
December 31, 2018	$(22.3)	$—	$(69.3)	$(1,136.9)	$(1,228.5)
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
20. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and 2017 were (in millions):

2018	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$3,652.4			$3,652.4
Short-term investments	5.5			5.5
Marketable equity investments	1.5			1.5
Liabilities:
Interest rate and foreign currency derivatives		$52.9		$52.9
Contingent purchase price obligations			$146.5	146.5
2017
Assets:
Cash and cash equivalents	$3,796.0			$3,796.0
Short-term investments	0.4			0.4
Marketable equity investments	1.4			1.4
Foreign currency derivatives		$1.0		1.0
Liabilities:
Interest rate and foreign currency derivatives		$39.5		$39.5
Contingent purchase price obligations			$215.6	215.6

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in contingent purchase price obligations for the years ended December 31, 2018 and 2017 were (in millions):

	2018	2017
January 1	$215.6	$386.1
Acquisitions	85.8	31.9
Revaluation and interest	(30.1)	(27.4)
Payments	(100.3)	(187.0)
Foreign currency translation	(24.5)	12.0
December 31	$146.5	$215.6
The carrying amount and fair value of our financial assets and liabilities at December 31, 2018 and 2017 were (in millions):

	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$3,652.4	$3,652.4	$3,796.0	$3,796.0
Short-term investments	5.5	5.5	0.4	0.4
Marketable equity investments	1.5	1.5	1.4	1.4
Non-marketable equity investments	11.8	11.8	14.4	14.4
Foreign currency derivatives	—	—	1.0	1.0
Liabilities:
Short-term debt	$8.1	$8.1	$11.8	$11.8
Interest rate and foreign currency derivatives	52.9	52.9	39.5	39.5
Contingent purchase price obligations	146.5	146.5	215.6	215.6
Long-term debt, including current portion	4,883.7	4,821.3	4,912.9	5,056.9
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
21. Derivative Instruments and Hedging Activities
We manage our exposure to foreign currency exchange rate risk and interest rate risk through various strategies, including the use of derivative financial instruments. We use forward foreign exchange contracts as economic hedges to manage the cash flow volatility arising from foreign currency exchange rate fluctuations. We use interest rate swaps to manage our interest expense and structure our long-term debt portfolio to achieve a mix of fixed rate and floating rate debt. We do not use derivatives for trading or speculative purposes. Using derivatives exposes us to the risk that counterparties to the derivative contracts will fail to meet their contractual obligations. We manage that risk through careful selection and ongoing evaluation of the counterparty financial institutions based on specific minimum credit standards and other factors.
We evaluate the effects of changes in foreign currency exchange rates, interest rates and other relevant market risks on our derivatives. We periodically determine the potential loss from market risk on our derivatives by performing a value-at-risk, or VaR, analysis. VaR is a statistical model that uses historical currency exchange and interest rate data to measure the potential impact on future earnings of our derivative financial instruments assuming normal market conditions. The VaR model is not intended to represent actual losses but is used as a risk estimation and management tool. Based on the results of the model, we estimate with 95% confidence a maximum one-day change in the net fair value of our derivative financial instruments at December 31, 2018 was not significant.
Foreign Currency Exchange Risk
As an integral part of our global treasury operations, we centralize our cash and use multicurrency pools, and to a lesser extent forward foreign exchange contracts, to manage the foreign currency exchange risk that arises from imbalances between subsidiaries and their respective treasury centers from which they borrow or invest funds. At December 31, 2018, there were no outstanding forward foreign exchange contracts and at December 31, 2017, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $92.8 million. In addition, there are circumstances where revenue and expense

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transactions are not denominated in the same currency. In these instances, amounts are either promptly settled or hedged with forward foreign exchange contracts. To manage that risk, we had outstanding forward foreign exchange contracts with an aggregate notional amount of $86.1 million and $136.3 million at December 31, 2018 and 2017, respectively. The net fair value of the forward foreign contracts at December 31, 2018 and 2017 was a current liability of $0.1 million and a current asset of $0.9 million, respectively.
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
Interest Rate Risk
We use interest rate swaps to manage our interest cost and structure our long-term debt portfolio to achieve a mix of fixed rate and floating rate debt. Based on market conditions, we may terminate the swaps to reduce our exposure to rising interest rates or to monetize any gain and lock in a reduction in interest expense. Gains or losses on termination will be amortized to interest expense over the term of the underlying debt. The total notional amount of the outstanding fixed-to-floating interest rate swaps at December 31, 2018 and 2017, was $1.25 billion. See Note 7 for a discussion of our interest rate swaps.
22. New Accounting Standards
On January 1, 2019, we will adopt ASC 842, which requires that all right-of-use assets and related lease liabilities are recorded on the balance sheet. As permitted by ASC 842, we elected the adoption date of January 1, 2019, which is the date of initial application. As a result, the consolidated balance sheet prior to January 1, 2019 will not be restated and will continue to be reported under ASC Topic 840, Leases, or ASC 840. Under ASC 842, all leases are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the income statement. Operating lease expense is recorded in operating expenses and finance lease expense is recorded as amortization of the right-of-use asset and interest expense.
We will adopt ASC 842 using a modified retrospective approach for all leases existing at January 1, 2019. Substantially all our real estate leases are operating leases. Accordingly, the adoption of ASC 842 will have a material impact on our consolidated balance sheet, but will not have any impact on our consolidated income statement. The most significant impact will be the recognition of the right-of-use asset and the lease liability for operating leases. The accounting for finance leases (capital leases) is substantially unchanged. Upon adoption, leases that were classified as operating leases under ASC 840 will be classified as operating leases under ASC 842 and we will record right-of-use assets and the related lease liability. The lease liability will be based on the present value of the remaining minimum lease payments discounted using our secured incremental borrowing rate at the effective date of January 1, 2019 using the original lease term as the tenor. Based on current foreign exchange rates, the lease liability will be approximately $1.6 billion.
As permitted under ASC 842, upon adoption we will elect a package of practical expedients that allows us not to reassess (1) whether a contract is or contains a lease, (2) the lease classification and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The use of the package of practical expedients will not have a significant impact on the measurement of the operating lease liability.
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
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax effects from Accumulated Other Comprehensive Income, or ASU 2018-02, which requires the reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects arising from the change in the reduction of the U.S. federal statutory income tax rate to 21% from 35%. The tax effects of items included in accumulated comprehensive income at December 31, 2017 do not reflect the appropriate tax rate. ASU 2018-02 is effective for interim and annual periods beginning after December 15, 2018. We will adopt ASU 2018-02 on January 1, 2019. The adoption of ASU 2018-02 will result in an immaterial reclassification between accumulated other comprehensive income and retained earnings, and will have no impact on our results of operations or financial position.

OMNICOM GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other, Internal-Use Software, or ASU 2018-15, which aligns the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted at any interim period. ASU 2018-15 may be adopted either on a prospective basis upon early adoption or the effective date for implementation costs for new or existing arrangements incurred on or after the adoption date, or on a full retrospective basis to the earliest period presented. We are not yet in a position to assess the adoption date or the adoption method or to assess impact of the new standard on our results of operations or financial position.
23. Subsequent Events
We have evaluated events subsequent to the balance sheet date and determined there have not been any events that have occurred that would require adjustment to or disclosure in the consolidated financial statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
Selected Quarterly Financial Data (Unaudited)
(In millions, except per share amounts)

The unaudited selected quarterly financial data for the years ended December 31, 2018 and 2017 were:

	Quarter
	First	Second	Third	Fourth
Revenue
2018	$3,629.6	$3,859.6	$3,714.3	$4,086.7
2017	3,587.4	3,790.1	3,719.5	4,176.6
Operating Expenses
2018	3,207.9	3,277.3	3,212.0	3,459.5
2017	3,171.7	3,218.6	3,249.3	3,550.1
Operating Profit
2018	421.7	582.3	502.3	627.2
2017	415.7	571.5	470.2	626.5
Net Income - Omnicom Group Inc.
2018	264.1	364.2	298.9	399.2
2017	241.8	328.6	263.6	254.4
Net Income Per Share Omnicom Group Inc. - Basic
2018	1.15	1.61	1.33	1.78
2017	1.03	1.41	1.14	1.10
Net Income Per Share Omnicom Group Inc. - Diluted
2018	1.14	1.60	1.32	1.77
2017	1.02	1.40	1.13	1.09

OMNICOM GROUP INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2018
(In millions)

Description	Balance Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectible Receivables	Translation Adjustment Increase (Decrease)	Balance End of Period
Valuation accounts deducted from assets:
Allowance for Doubtful Accounts:
December 31, 2018	$32.1	$11.8	$(16.8)	$(0.3)	$26.8
December 31, 2017	24.9	15.1	(8.2)	0.3	32.1
December 31, 2016	22.5	10.2	(7.4)	(0.4)	24.9

S-1