Form 10-Q
period 2019-03-31
OMNICOM GROUP INC.
filed 2019-04-16
CIK 29989

____________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
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
_________________________
As of April 10, 2019, there were 220,167,610 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019
FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements, including statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, the Company or its representatives have made, or may make, forward-looking statements, orally or in writing. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of the Company’s management as well as assumptions made by, and information currently available to, the Company’s management. Forward-looking statements may be accompanied by words such as “aim,” “anticipate,” “believe,” “plan,” “could,” “should,” “would,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “will,” “possible,” “potential,” “predict,” “project” or similar words, phrases or expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside the Company’s control. Therefore, you should not place undue reliance on such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include: international, national or local economic conditions that could adversely affect the Company or its clients; losses on media purchases and production costs incurred on behalf of clients; reductions in client spending, a slowdown in client payments and a deterioration in the credit markets; ability to attract new clients and retain existing clients in the manner anticipated; changes in client advertising, marketing and corporate communications requirements; failure to manage potential conflicts of interest between or among clients; unanticipated changes relating to competitive factors in the advertising, marketing and corporate communications industries; the ability to hire and retain key personnel; currency exchange rate fluctuations; reliance on information technology systems; changes in legislation or governmental regulations affecting the Company or its clients; risks associated with assumptions the Company makes in connection with its critical accounting estimates and legal proceedings; and the Company’s international operations, which are subject to the risks of currency repatriation restrictions, social or political conditions and regulatory environment. The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that may affect the Company’s business, including those described in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018 and in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Except as required under applicable law, the Company does not assume any obligation to update these forward-looking statements.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,449.7	$3,652.4
Short-term investments, at cost	5.4	5.5
Accounts receivable, net of allowance for doubtful accounts of $25.2 and $26.8	7,036.7	7,666.1
Work in process	1,314.4	1,161.5
Other current assets	1,266.0	1,241.4
Total Current Assets	13,072.2	13,726.9
Property and Equipment at cost, less accumulated depreciation of $1,150.4 and $1,185.0	686.4	694.4
Operating Lease Right-Of-Use Assets	1,298.8	—
Equity Method Investments	118.4	120.9
Goodwill	9,378.8	9,384.3
Intangible Assets, net of accumulated amortization of $739.4 and $737.4	367.9	382.8
Other Assets	288.7	307.7
TOTAL ASSETS	$25,211.2	$24,617.0
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$10,342.9	$11,464.3
Customer advances	1,104.1	1,159.0
Current portion of debt	499.8	499.6
Short-term debt	595.4	8.1
Taxes payable	184.5	180.6
Other current liabilities	2,186.4	1,958.6
Total Current Liabilities	14,913.1	15,270.2
Long-Term Liabilities	1,027.1	1,197.8
Long-Term Liability - Operating Leases	1,218.0	—
Long-Term Debt	4,402.0	4,384.1
Deferred Tax Liabilities	418.9	413.7
Commitments and Contingent Liabilities (Note 13)
Temporary Equity - Redeemable Noncontrolling Interests	262.5	244.3
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	44.6	44.6
Additional paid-in capital	718.0	728.8
Retained earnings	7,157.0	7,016.1
Accumulated other comprehensive income (loss)	(1,218.0)	(1,228.5)
Treasury stock, at cost	(4,288.3)	(4,013.9)
Total Shareholders’ Equity	2,413.3	2,547.1
Noncontrolling interests	556.3	559.8
Total Equity	2,969.6	3,106.9
TOTAL LIABILITIES AND EQUITY	$25,211.2	$24,617.0

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$3,468.9	$3,629.6
Operating Expenses:
Salary and service costs	2,567.6	2,712.8
Occupancy and other costs	309.2	320.3
Cost of services	2,876.8	3,033.1
Selling, general and administrative expenses	103.6	105.4
Depreciation and amortization	59.6	69.4
	3,040.0	3,207.9
Operating Profit	428.9	421.7
Interest Expense	63.0	62.3
Interest Income	17.0	15.4
Income Before Income Taxes and Income (Loss) From Equity Method Investments	382.9	374.8
Income Tax Expense	102.7	90.9
Income (Loss) From Equity Method Investments	(0.5)	0.8
Net Income	279.7	284.7
Net Income Attributed To Noncontrolling Interests	16.5	20.6
Net Income - Omnicom Group Inc.	$263.2	$264.1
Net Income Per Share - Omnicom Group Inc.:
Basic	$1.18	$1.15
Diluted	$1.17	$1.14

Dividends Declared Per Common Share	$0.65	$0.60

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net Income	$279.7	$284.7
Other Comprehensive Income:
Cash flow hedge:
Amortization of loss included in interest expense	1.4	1.4
Income tax effect	(0.4)	(0.4)
	1.0	1.0
Defined benefit pension plans and postemployment arrangements:
Amortization of prior service cost	1.3	2.0
Amortization of actuarial losses	0.5	2.0
Income tax effect	(0.7)	(1.1)
	1.1	2.9
Available-for-sale securities:
Reclassification	—	0.3
	—	0.3

Foreign currency translation adjustment	31.7	88.7

Other Comprehensive Income	33.8	92.9

Comprehensive Income	313.5	377.6
Comprehensive Income Attributed To Noncontrolling Interests	17.5	25.6
Comprehensive Income - Omnicom Group Inc.	$296.0	$352.0

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

	Omnicom Group Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value
Balance as of December 31, 2018	297.2	$44.6	$728.8	$7,016.1	$(1,228.5)	$(4,013.9)	$2,547.1	$559.8	$3,106.9
Cumulative effect of accounting change				22.3	(22.3)		—	—	—
Net income				263.2			263.2	16.5	279.7
Other comprehensive income (loss)					32.8		32.8	1.0	33.8
Dividends to noncontrolling interests								(17.0)	(17.0)
Acquisition of noncontrolling interests			0.4				0.4	(5.0)	(4.6)
Increase in noncontrolling interests from business combinations								1.0	1.0
Change in temporary equity			(18.2)				(18.2)		(18.2)
Common stock dividends declared ($0.65 per share)				(144.6)			(144.6)		(144.6)
Share-based compensation			16.8				16.8		16.8
Stock issued, share-based compensation			(9.8)			11.7	1.9		1.9
Common stock repurchased						(286.1)	(286.1)		(286.1)
Balance as of March 31, 2019	297.2	$44.6	$718.0	$7,157.0	$(1,218.0)	$(4,288.3)	$2,413.3	$556.3	$2,969.6

Balance as of December 31, 2017	297.2	$44.6	$828.3	$6,210.6	$(963.0)	$(3,505.4)	$2,615.1	$537.1	$3,152.2
Cumulative effect of accounting changes				23.6			23.6	0.4	24.0
Net income				264.1			264.1	20.6	284.7
Other comprehensive income (loss)					87.9		87.9	5.0	92.9
Dividends to noncontrolling interests								(16.3)	(16.3)
Acquisition of noncontrolling interests			(22.8)				(22.8)	(11.7)	(34.5)
Increase in noncontrolling interests from business combinations								55.3	55.3
Change in temporary equity			9.1				9.1		9.1
Common stock dividends declared ($0.60 per share)				(138.2)			(138.2)		(138.2)
Share-based compensation			17.5				17.5		17.5
Stock issued, share-based compensation			0.9			1.9	2.8		2.8
Common stock repurchased						(232.7)	(232.7)		(232.7)
Balance as of March 31, 2018	297.2	$44.6	$833.0	$6,360.1	$(875.1)	$(3,736.2)	$2,626.4	$590.4	$3,216.8

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$279.7	$284.7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of right-of-use assets	38.0	41.9
Amortization of intangible assets	21.6	27.5
Amortization of net deferred gain on interest rate swaps	(3.2)	(3.2)
Share-based compensation	16.8	17.5
Other, net	(12.2)	6.9
Use of operating capital	(736.3)	(996.1)
Net Cash Used In Operating Activities	(395.6)	(620.8)
Cash Flows from Investing Activities:
Capital expenditures	(27.2)	(36.2)
Acquisition of businesses and interests in affiliates, net of cash acquired	(0.7)	(178.3)
Proceeds from disposition of subsidiaries and sale of investments	64.9	7.0
Net Cash Provided By (Used In) Investing Activities	37.0	(207.5)
Cash Flows from Financing Activities:
Change in short-term debt	587.1	(3.6)
Dividends paid to common shareholders	(134.8)	(138.9)
Repurchases of common stock	(286.1)	(232.7)
Proceeds from stock plans	2.0	3.3
Acquisition of additional noncontrolling interests	(2.7)	(23.0)
Dividends paid to noncontrolling interest shareholders	(17.0)	(16.3)
Payment of contingent purchase price obligations	(3.8)	(5.2)
Other, net	(12.4)	(10.5)
Net Cash Provided By (Used In) Financing Activities	132.3	(426.9)
Effect of foreign exchange rate changes on cash and cash equivalents	23.6	27.3

Net Decrease in Cash and Cash Equivalents	(202.7)	(1,227.9)
Cash and Cash Equivalents at the Beginning of Period	3,652.4	3,796.0
Cash and Cash Equivalents at the End of Period	$3,449.7	$2,568.1

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
In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, in all material respects, of the information contained herein. These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, or 2018 10-K. Results for the interim periods are not necessarily indicative of results that may be expected for the year.
Accounting Changes
Except for the changes discussed below, Omnicom has consistently applied the accounting policies to all periods presented in these unaudited consolidated financial statements.
Adoption of ASC 842
On January 1, 2019, we adopted FASB Accounting Standards Codification, or ASC, Topic 842, Leases, or ASC 842, which requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet. As permitted by ASC 842, we elected the adoption date of January 1, 2019, which is the date of initial application. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated, continues to be reported under ASC Topic 840, Leases, or ASC 840, which did not require the recognition of operating lease liabilities on the balance sheet, and is not comparative. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the income statement. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense. The expense recognition for operating leases and finance leases under ASC 842 is substantially consistent with ASC 840. As a result, there is no significant difference in our results of operations presented in our consolidated income statement and consolidated statement of comprehensive income for each period presented.
We adopted ASC 842 using a modified retrospective approach for all leases existing at January 1, 2019. The adoption of ASC 842 had a substantial impact on our balance sheet. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. The accounting for finance leases (capital leases) was substantially unchanged. Accordingly, upon adoption, leases that were classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and we recorded an adjustment of $1,490.1 million to operating lease right-of-use assets and the related lease liability. The lease liability is based on the present value of the remaining minimum lease payments, determined under ASC 840, discounted using our secured incremental borrowing rate at the effective date of January 1, 2019, using the original lease term as the tenor. As permitted under ASC 842, we elected several practical expedients that permit us to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability.
The impact of the adoption of ASC 842 on the balance sheet at December 31, 2018 was (in millions):

	As Reported December 31, 2018	Adoption of ASC 842 Increase (Decrease)	Balance January 1, 2019
Other current assets	$1,241.4	$(29.2)	$1,212.2
Operating lease right-of-use assets	—	1,306.5	1,306.5
Total assets	24,617.0	1,277.3	25,894.3
Other current liabilities	1,958.6	172.5	2,131.1
Long-term liability - Operating leases	—	1,258.5	1,258.5
Long-term liabilities	1,197.8	(153.7)	1,044.1
Total liabilities and equity	24,617.0	1,277.3	25,894.3

We lease substantially all our office space, technology equipment and office equipment used to conduct our business. We adopted ASC 842 effective January 1, 2019. For contracts entered into on or after the effective date, at the inception of a contract we assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. Leases entered into prior to January 1, 2019, are accounted for under ASC 840 and were not reassessed.
Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Substantially all our operating leases are comprised of office space leases, and substantially all our finance leases are comprised of office furniture and technology equipment.
For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease.
The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, our secured incremental borrowing rate for the same term as the underlying lease. For our real estate and other operating leases, we use our secured incremental borrowing rate. For our finance leases, we use the rate implicit in the lease or our secured incremental borrowing rate if the implicit lease rate cannot be determined.
Lease payments included in the measurement of the lease liability comprise the following: the fixed noncancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.
Some of our real estate leases contain variable lease payments, including payments based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement and separated into lease and non-lease components based on the initial amount stated in the lease or standalone selling prices. Lease components are included in the measurement of the initial lease liability. Additional payments based on the change in an index or rate, or payments based on a change in our portion of the operating expenses, including real estate taxes and insurance, are recorded as a period expense when incurred. Lease modifications result in remeasurement of the lease liability.
Lease expense for operating leases consists of the lease payments plus any initial direct costs, primarily brokerage commissions, and is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability. Lease expense for finance leases consists of the amortization of the right-of-use asset on a straight-line basis over the lease term and interest expense determined on an amortized cost basis. The lease payments are allocated between a reduction of the lease liability and interest expense.
We have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases on our right-of-use asset and lease liability was not material.
Adoption of ASU 2018-02
On January 1, 2019, we adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax effects from Accumulated Other Comprehensive Income, or ASU 2018-02, which requires the reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects arising from the change in the reduction of the U.S. federal statutory income tax rate to 21% from 35%. The tax effects of items included in accumulated comprehensive income at December 31, 2017 did not reflect the appropriate tax rate. The adoption of ASU 2018-02 resulted in reclassification between accumulated other comprehensive income and retained earnings of $22.3 million, and had no impact on our results of operations or financial position.

2. Revenue
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
Revenue by discipline for the three months ended March 31, 2019 and 2018 was (in millions):

	2019	2018
Advertising	$1,921.3	$1,901.3
CRM Consumer Experience	605.8	634.9
CRM Execution & Support	349.5	508.6
Public Relations	334.2	346.3
Healthcare	258.1	238.5
	$3,468.9	$3,629.6
Economic factors affecting our revenue
Global economic conditions have a direct impact on our revenue. Adverse economic conditions pose a risk that our clients may reduce, postpone or cancel spending for our services, which would impact our revenue.
Revenue in our principal geographic markets for the three months ended March 31, 2019 and 2018 was (in millions):

	2019	2018
Americas:
North America	$1,989.2	$1,985.7
Latin America	89.0	108.4
EMEA:
Europe	945.5	1,070.1
Middle East and Africa	79.0	73.4
Asia-Pacific	366.2	392.0
	$3,468.9	$3,629.6
The Americas comprises North America, which includes the United States, Canada and Puerto Rico and Latin America, which includes South America and Mexico. EMEA comprises Europe, the Middle East and Africa. Asia-Pacific comprises Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries.

Contract assets and liabilities
Work in process includes contract assets, unbilled fees and costs, and media and production costs. Contract liabilities primarily consist of customer advances. At March 31, 2019, December 31, 2018 and March 31, 2018 work in process and contract liabilities were (in millions):

	March 31, 2019	December 31, 2018	March 31, 2018
Work in process:
Contract assets and unbilled fees and costs	$755.5	$540.1	$782.9
Media and production costs	558.9	621.4	595.1
	$1,314.4	$1,161.5	$1,378.0
Contract liabilities:
Customer advances	$1,104.1	$1,159.0	$1,214.3
Work in process consists of accrued costs incurred on behalf of customers, including media and production costs, and fees and other third-party costs that have not yet been billed. Media and production costs are billed during the production process in accordance with the terms of the client contract. Contract assets, which primarily include incentive fees, are not material and will be billed to clients in accordance with the terms of the client contract. Substantially all unbilled fees and costs will be billed within the next 30 days. The contract liability primarily represents advance billings to customers in accordance with the terms of the client contracts, primarily for the reimbursement of third-party costs that are generally incurred in the near term. There were no impairment losses to the contract assets recorded in 2019.
3. New Accounting Standards
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
4. Net Income per Share
The computations of basic and diluted net income per share for the three months ended March 31, 2019 and 2018 were (in millions, except per share amounts):

	2019	2018
Net Income Available for Common Shares:
Net income - Omnicom Group Inc.	$263.2	$264.1
Weighted Average Shares:
Basic	223.2	230.2
Dilutive stock options and restricted shares	1.0	1.3
Diluted	224.2	231.5

Anti-dilutive stock options and restricted shares	0.9	1.0
Net Income per Share - Omnicom Group Inc.:
Basic	$1.18	$1.15
Diluted	$1.17	$1.14

5. Goodwill and Intangible Assets
Goodwill and intangible assets at March 31, 2019 and December 31, 2018 were (in millions):

	2019			2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Goodwill	$9,893.3	$(514.5)	$9,378.8	$9,898.6	$(514.3)	$9,384.3
Intangible assets:
Purchased and internally developed software	$355.9	$(303.3)	$52.6	$356.4	$(302.2)	$54.2
Customer related and other	751.4	(436.1)	315.3	763.8	(435.2)	328.6
	$1,107.3	$(739.4)	$367.9	$1,120.2	$(737.4)	$382.8
Changes in goodwill for the three months ended March 31, 2019 and 2018 were (in millions):

	2019	2018
January 1	$9,384.3	$9,337.5
Acquisitions	0.5	113.0
Noncontrolling interests in acquired businesses	0.8	55.3
Contingent purchase price of acquired businesses	0.2	57.3
Dispositions	(19.0)	(0.3)
Foreign currency translation	12.0	72.6
March 31	$9,378.8	$9,635.4
Since our annual goodwill impairment test there have been no events that would have triggered a need for an interim impairment test.
6. Debt
Credit Facilities
At March 31, 2019, our short-term liquidity sources include a $2.5 billion revolving credit facility, or Credit Facility, expiring on July 31, 2021, uncommitted credit lines aggregating $1.5 billion and the ability to issue up to $2 billion of commercial paper.
There were no outstanding commercial paper issuances or borrowings under the Credit Facility or the uncommitted credit lines at March 31, 2019 and December 31, 2018. Available and unused credit lines at March 31, 2019 and December 31, 2018 were (in millions):

	2019	2018
Credit Facility	$2,500.0	$2,500.0
Uncommitted credit lines	1,479.3	1,231.6
Available and unused credit lines	$3,979.3	$3,731.6
The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At March 31, 2019 we were in compliance with these covenants as our Leverage Ratio was 2.3 times and our Interest Coverage Ratio was 9.8 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
Short-Term Debt
In February 2019, Omnicom Finance Limited, a wholly owned subsidiary of Omnicom, or OFL, issued €520 million of short-term senior notes in a private placement to an investor outside the United States. The notes are unsecured, non-interest bearing and mature on August 14, 2019. The notes are fully and unconditionally guaranteed by Omnicom and rank equal in right of payment with all existing and future unsecured senior indebtedness of OFL. The notes are redeemable in full at OFL's option on June 14, 2019 at a redemption price equal to 100% of the principal amount. Short-term debt at March 31, 2019 and December 31, 2018 was $595.4 million and $8.1 million, respectively. Due to its short-term nature, the carrying value of the short-term debt approximates fair value.

Long-Term Debt
Long-term debt at March 31, 2019 and December 31, 2018 was (in millions):

	2019	2018
6.25% Senior Notes due 2019	$500.0	$500.0
4.45% Senior Notes due 2020	1,000.0	1,000.0
3.625% Senior Notes due 2022	1,250.0	1,250.0
3.65% Senior Notes due 2024	750.0	750.0
3.60% Senior Notes due 2026	1,400.0	1,400.0
	4,900.0	4,900.0
Unamortized premium (discount), net	4.6	4.9
Unamortized debt issuance costs	(15.4)	(16.4)
Unamortized deferred gain from settlement of interest rate swaps	43.4	48.0
Fair value adjustment attributed to outstanding interest rate swaps	(30.8)	(52.8)
	4,901.8	4,883.7
Current portion	(499.8)	(499.6)
Long-term debt	$4,402.0	$4,384.1
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
At March 31, 2019, we recorded a long-term liability of $9.8 million in connection with the $750 million fixed-to-floating interest rate swap on our 3.65% Senior Notes due 2024, or 2024 Notes, and a long-term liability of $21.0 million in connection with the $500 million fixed-to-floating interest rate swap on our 3.60% Senior Notes due 2026, or 2026 Notes. The liabilities represent the fair value of the swaps on the 2024 Notes and 2026 Notes that was substantially offset by the change in the fair value of the notes. The fixed-to-floating interest rate swaps have the economic effect of converting our debt portfolio to approximately 75% fixed rate obligations and 25% floating rate obligations.
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
Revenue and long-lived assets and goodwill by geographic region at and for the three months ended March 31, 2019 and 2018 were (in millions):

	Americas	EMEA	Asia-Pacific
2019
Revenue	$2,078.2	$1,024.5	$366.2
Long-lived assets and goodwill	7,703.9	3,004.3	655.8
2018
Revenue	$2,094.1	$1,143.5	$392.0
Long-lived assets and goodwill	6,838.3	2,941.3	547.5

The Americas comprises North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA comprises Europe, the Middle East and Africa. Asia-Pacific comprises Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for the three months ended March 31, 2019 and 2018 was $1,884.1 million and $1,881.0 million, respectively.
The increase in long-lived assets and goodwill from 2018 to 2019 is primarily a result of recording the operating lease right-of-use assets upon the adoption of ASC 842 on January 1, 2019 (see Note 1) partially offset by the impact of changes in foreign curriencies during the quarter.
8. Income Taxes
Our effective tax rate for the first quarter of 2019 increased period-over-period to 26.8% from 24.3%. In the first quarter of 2018, income tax expense was reduced by approximately $13.3 million, primarily as a result of the successful resolution of foreign tax claims during the quarter.
At March 31, 2019, our unrecognized tax benefits were $183.5 million. Of this amount, approximately $174.7 million would affect our effective tax rate upon resolution of the uncertain tax positions.
9. Pension and Other Postemployment Benefits
Defined Benefit Pension Plans
The components of net periodic benefit expense for the three months ended March 31, 2019 and 2018 were (in millions):

	2019	2018
Service cost	$2.3	$2.0
Interest cost	1.6	1.9
Expected return on plan assets	(0.4)	(0.7)
Amortization of prior service cost	0.2	1.1
Amortization of actuarial losses	0.3	1.6
	$4.0	$5.9
We contributed $0.4 million and $0.2 million to our defined benefit pension plans in the three months ended March 31, 2019 and 2018, respectively.
Postemployment Arrangements
The components of net periodic benefit expense for the three months ended March 31, 2019 and 2018 were (in millions):

	2019	2018
Service cost	$1.1	$1.2
Interest cost	1.1	1.0
Amortization of prior service cost	1.1	0.9
Amortization of actuarial losses	0.2	0.4
	$3.5	$3.5
10. Repositioning Liabilities
At March 31, 2019 and December 31, 2018, the liability for incremental severance and office lease consolidation and termination incurred in connection with our repositioning actions taken in the third quarter of 2018 was $62.1 million and $78.9 million, respectively. We expect that substantially all the liabilities will paid by the end of 2019.

11. Supplemental Cash Flow Data
The use of operating capital for the three months ended March 31, 2019 and 2018 was (in millions):

	2019	2018
(Increase) decrease in accounts receivable	$626.8	$973.2
(Increase) decrease in work in process and other current assets	(214.2)	(271.9)
Increase (decrease) in accounts payable	(1,141.9)	(1,522.1)
Increase (decrease) in customer advances, taxes payable and other current liabilities	(15.8)	(181.3)
Change in other assets and liabilities, net	8.8	6.0
	$(736.3)	$(996.1)

Income taxes paid	$63.5	$83.2
Interest paid	$59.4	$55.8
Supplemental non-cash information for the three months ended March 31, 2019 (in millions):

	Operating Leases	Finance Leases
Net increase in lease liability	$1,505.9	$14.1
12. Leases
Substantially all our operating lease right-of-use assets and operating lease liability represents leases for office space used to conduct our business. Finance leases represent substantially all our office furniture and technology equipment.
The components of lease cost for operating and finance leases for the three months ended March 31, 2019 were (in millions):

Operating leases:
Lease cost	$75.5
Variable lease cost	10.1
Sublease income	(1.3)
Operating lease expense	84.3

Short-term lease rent expense	1.4

Finance leases:
Amortization of right-of-use use assets	10.2
Interest on lease liability	1.2
11.4

Total lease cost	$97.1
The right-of-use assets for operating and finance leases at March 31, 2019 were comprised of the following (in millions):

	Real Estate	Equipment	Total
Operating leases	$1,274.2	$24.6	$1,298.8
Finance leases	—	127.6	127.6
The weighted average remaining lease term and the weighted average discount rate for operating and finance leases at March 31, 2019 was:

	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	8.4	3.2
Weighted average discount rate	3.9%	4.0%

The following table reconciles the undiscounted cash flows for the operating and finance leases at March 31, 2019 to the operating and finance lease liabilities recorded on the balance sheet (in millions):

	Operating Leases	Finance Leases
2019 Remainder	$232.2	$32.9
2020	274.7	40.6
2021	234.8	31.9
2022	189.1	18.3
2023	148.0	8.1
2024	130.7	3.5
Thereafter	540.1	1.8
Total undiscounted lease payments	1,749.6	137.1
Less: Imputed interest	275.6	6.8
Present value of lease payments	$1,474.0	$130.3

Other current liabilities	$256.0	$40.5
Long-term liability - Operating leases	1,218.0	—
Long-term liabilities	—	89.8
13. Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.
14. Equity
Changes in accumulated other comprehensive income (loss), net of income taxes, for the three months ended March 31, 2019 and 2018 were (in millions):

2019	Cash Flow Hedge	Available-for-Sale Securities	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
January 1	$(22.3)	$—	$(69.3)	$(1,136.9)	$(1,228.5)
Cumulative effect of accounting change	(5.6)	—	(16.7)	—	(22.3)
Other comprehensive income (loss) before reclassifications	—	—	—	30.7	30.7
Reclassification from accumulated other comprehensive income (loss)	1.0	—	1.1	—	2.1
March 31	$(26.9)	$—	$(84.9)	$(1,106.2)	$(1,218.0)

2018
January 1	$(26.3)	$(0.3)	$(88.4)	$(848.0)	$(963.0)
Other comprehensive income (loss) before reclassifications	—	—	—	83.7	83.7
Reclassification from accumulated other comprehensive income (loss)	1.0	0.3	2.9	—	4.2
March 31	$(25.3)	$—	$(85.5)	$(764.3)	$(875.1)

15. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018 were (in millions):

2019	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$3,449.7			$3,449.7
Short-term investments	5.4			5.4
Marketable equity investments	1.6			1.6
Foreign currency derivative instruments		$0.4		0.4
Liabilities:
Interest rate and foreign currency derivative instruments		$31.1		$31.1
Contingent purchase price obligations			$146.7	146.7

2018
Assets:
Cash and cash equivalents	$3,652.4			$3,652.4
Short-term investments	5.5			5.5
Marketable equity investments	1.5			1.5
Liabilities:
Interest rate and foreign currency derivative instruments		$52.9		$52.9
Contingent purchase price obligations			$146.5	146.5
Changes in contingent purchase price obligations for the three months ended March 31, 2019 and 2018 were (in millions):

	2019	2018
January 1	$146.5	$215.6
Acquisitions	1.8	68.1
Revaluation and interest	1.2	1.1
Payments	(2.5)	(5.2)
Foreign currency translation	(0.3)	2.1
March 31	$146.7	$281.7
The carrying amount and fair value of our financial assets and liabilities at March 31, 2019 and December 31, 2018 were (in millions):

	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$3,449.7	$3,449.7	$3,652.4	$3,652.4
Short-term investments	5.4	5.4	5.5	5.5
Marketable equity investments	1.6	1.6	1.5	1.5
Foreign currency derivative instruments	0.4	0.4	—	—
Non-marketable equity securities	11.8	11.8	11.8	11.8
Liabilities:
Short-term debt	$595.4	$595.4	$8.1	$8.1
Interest rate and foreign currency derivative instruments	31.1	31.1	52.9	52.9
Contingent purchase price obligations	146.7	146.7	146.5	146.5
Long-term debt, including current portion	4,901.8	4,948.6	4,883.7	4,821.3
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

16. Subsequent Events
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
As a leading global advertising, marketing and corporate communications company, we operate in all major markets and have a large and diverse client base. In the first quarter of 2019, our largest client accounted for 3.2% of our revenue and our 100 largest clients, which represent many of the world's major marketers, accounted for approximately 52% of our revenue. Our business is spread across a number of industry sectors with no one industry comprising more than 14% of our revenue for the three months ended March 31, 2019. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
As described in more detail below, in the first quarter of 2019, revenue decreased $160.7 million, or 4.4%, compared to the first quarter of 2018. Changes in foreign exchange rates reduced revenue $122.0 million, or 3.4%, acquisition revenue, net of disposition revenue, reduced revenue $130.1 million, or 3.6%, reflecting the disposition of certain non-strategic businesses, which occurred primarily in the third quarter of 2018, and organic growth increased revenue $91.4 million, or 2.5%.
Global economic conditions have a direct impact on our business and financial performance. Adverse global or regional economic conditions pose a risk that our clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications services, which would reduce the demand for our services. Revenue is typically lower in the first and third quarters and higher in the second and fourth quarters, reflecting client spending patterns during the year and additional project work that usually occurs in the fourth quarter. Additionally, certain global events targeted by major marketers for advertising expenditures, such as the FIFA World Cup and the Olympics, and certain national events, such as the U.S. election process, may affect our revenue period-over-period in certain businesses. Typically, these events do not have a significant impact on our revenue in any period. In the first three months of 2019, in North America, improved organic growth in our advertising and media and healthcare businesses was partially offset by negative performance in our other service disciplines and disposition activity. In Europe, while mixed by country, most of our businesses had moderate organic growth, which was substantially offset by the disposition of Sellbytel in the third quarter of 2018. However, the economic and political conditions in the E.U., including the status of Brexit, remain uncertain. In Latin America, continued unstable economic and political conditions in Brazil contributed to weak performance and volatility in the region. In Asia modest organic growth in most countries was partially offset by negative performance in China. The economic and fiscal issues facing the countries in which we operate can cause economic uncertainty and volatility; however, the impact on our business varies by country. We monitor economic conditions closely, as well as client revenue levels and other factors and, in response to reductions in our client revenue, if necessary, we will take actions available to us to align our cost structure and manage our working capital. There can be no assurance whether, or to what extent, our efforts to mitigate any impact of future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments will be effective.
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
In the near term, barring unforeseen events and excluding the impact of changes in foreign exchange rates, because of continued improvement in operating performance by many of our agencies and new business activities, we expect our organic revenue to increase modestly for the remainder of 2019 and over the long term to be in excess of the weighted average nominal GDP growth in our major markets. We expect to continue to identify acquisition opportunities intended to build upon the core capabilities of our strategic disciplines and business platforms, expand our operations in high-growth and emerging markets and enhance our capabilities to leverage new technologies that are being used by marketers today.
We continually evaluate our portfolio of businesses to identify areas for investment and acquisition opportunities, as well as to identify non-strategic or underperforming businesses for disposition. In the first quarter of 2019 and in 2018, we disposed of certain businesses, primarily in our CRM Execution & Support discipline, and in the third quarter of 2018 we took certain repositioning actions in an effort to continue to improve our strategic position and achieve operating efficiencies. We expect the reduction to our earnings from our disposition activity to be substantially offset by the savings achieved from the operating efficiency and cost reduction activities, as well as any incremental earnings from new acquisition activity, and we expect a net reduction to revenue from net disposition activity of 3% for the current year.
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
The change in revenue across our principal regional markets were: North America increased $3.5 million, Europe decreased $124.6 million, Asia-Pacific decreased $25.8 million and Latin America decreased $19.4 million. In North America, moderate organic growth in the United States and Canada was offset by a decrease in revenue primarily resulting from net disposition activity in the United States and the weakening of the Canadian Dollar against the U.S. Dollar. Organic revenue growth in the United States was led by our advertising and media businesses and healthcare businesses, and was substantially offset by a decrease in organic revenue growth in our CRM Execution & Support disciplines. In Europe, moderate organic growth across the region was offset by the weakening of substantially all currencies in the region against the U.S. Dollar, as well as disposition activity, and weaker performance in France. The decrease in revenue in Latin America was primarily a result of the weakening of most currencies in the region against the U.S. Dollar, negative performance in Brazil and disposition activity. In Asia-Pacific, growth in most countries in the region, especially Australia and New Zealand, was offset by the weakening of all currencies in the region against the U.S. Dollar, disposition activity, and negative performance in China, which faced a difficult comparison to the first quarter of 2018. The change in revenue in the first quarter of 2019 compared to the first quarter of 2018, in our fundamental disciplines was: advertising increased $20.0 million, CRM Consumer Experience decreased $29.1 million, CRM Execution & Support decreased $159.1 million, public relations decreased $12.1 million and healthcare increased $19.6 million.
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
SG&A expenses, which decreased slightly year-over-year, primarily consist of third-party marketing costs, professional fees and compensation and benefits and occupancy and other costs of our corporate and executive offices, which includes group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs.

Operating expenses in the first quarter of 2019 decreased 5.2% period-over-period, primarily as a result of our disposition activity in the third quarter of 2018 and the weakening of substantially all foreign currencies against the U.S. Dollar. Salary and service costs, which tend to fluctuate with changes in revenue, decreased $145.2 million, or 5.4%, in the first quarter of 2019 compared to the first quarter of 2018. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $11.1 million, or 3.5%, in the first quarter of 2019 compared to the first quarter of 2018. Operating margin for the first quarter of 2019 was 12.4% compared to 11.6% for the first quarter of 2018. The period-over-period increase primarily reflects a change in the mix of our business during the current period, including the positive effects following the disposition of underperforming businesses in the current and prior year and our repositioning activity in the third quarter of 2018, as well as our ongoing efforts to manage our cost structure and increase the efficiency of the operations of our agencies. In addition, a net gain on the sale of certain businesses during the quarter, partially offset by the negative impact of foreign exchange rates, marginally improved earnings before interest, taxes and amortization of intangible assets, or EBITA, margin and operating profit in the current period. EBITA margin for the first quarter of 2019 was 13.0% compared to 12.4% for the first quarter of 2018.
Net interest expense decreased $0.9 million period-over-period to $46.0 million in the first quarter of 2019. Interest expense on debt increased $3.1 million to $59.2 million in the first quarter of 2019, reflecting higher rates on the floating leg of our fixed-to-floating interest rate swaps, which was partially offset by a decrease in interest expense on commercial paper compared to the prior period. In February 2019, Omnicom Finance Limited, a wholly owned subsidiary of the Company, or OFL, issued €520 million of short-term senior notes in a private placement to an investor outside the United States. The notes are unsecured, non-interest bearing and mature on August 14, 2019. As a result, in the first quarter of 2019 we were able to substantially reduce our commercial paper issuances resulting in lower interest expense in the period. We expect that trend to continue through the maturity of the notes. Interest income increased $1.6 million period-over-period; reflecting higher cash balances available for investment.
Our effective tax rate for the first quarter of 2019 increased period-over-period to 26.8% from 24.3%. In the first quarter of 2018, income tax expense was reduced by $13.3 million, primarily as a result of the successful resolution of foreign tax claims during the quarter.
Net income - Omnicom Group Inc. in the first quarter of 2019 decreased $0.9 million, or 0.3%, to $263.2 million from $264.1 million in the first quarter of 2018. The period-over-period decrease is due to the factors described above. Diluted net income per share - Omnicom Group Inc. increased 2.6% to $1.17 in the first quarter of 2019, compared to $1.14 in the first quarter of 2018, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan. The successful resolution of foreign tax claims during the first quarter of 2018 increased diluted net income per share - Omnicom Group Inc. for the first quarter of 2018 by $0.06.

RESULTS OF OPERATIONS - First Quarter 2019 Compared to First Quarter 2018 (in millions):

	2019	2018
Revenue	$3,468.9	$3,629.6
Operating Expenses:
Salary and service costs	2,567.6	2,712.8
Occupancy and other costs	309.2	320.3
Cost of services	2,876.8	3,033.1
Selling, general and administrative expenses	103.6	105.4
Depreciation and amortization	59.6	69.4
	3,040.0	3,207.9
Operating Profit	428.9	421.7
Operating Margin %	12.4%	11.6%
Interest Expense	63.0	62.3
Interest Income	17.0	15.4
Income Before Income Taxes and Income (Loss) From Equity Method Investments	382.9	374.8
Income Tax Expense	102.7	90.9
Income (Loss) From Equity Method Investments	(0.5)	0.8
Net Income	279.7	284.7
Net Income Attributed To Noncontrolling Interests	16.5	20.6
Net Income - Omnicom Group Inc.	$263.2	$264.1

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
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin for the periods presented (in millions):

	2019	2018
Net Income - Omnicom Group Inc.	$263.2	$264.1
Net Income Attributed To Noncontrolling Interests	16.5	20.6
Net Income	279.7	284.7
Income (Loss) From Equity Method Investments	(0.5)	0.8
Income Tax Expense	102.7	90.9
Income Before Income Taxes and Income (Loss) From Equity Method Investments	382.9	374.8
Interest Expense	63.0	62.3
Interest Income	17.0	15.4
Operating Profit	428.9	421.7
Add back: Amortization of intangible assets	21.6	27.5
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$450.5	$449.2

Revenue	$3,468.9	$3,629.6
EBITA	$450.5	$449.2
EBITA Margin %	13.0%	12.4%
Revenue
In the first quarter of 2019, revenue decreased $160.7 million, or 4.4%, to $3,468.9 million from $3,629.6 million in the first quarter of 2018. Changes in foreign exchange rates reduced revenue $122.0 million, acquisition revenue, net of disposition revenue, reduced revenue $130.1 million, and organic growth increased revenue $91.4 million.

The impact of changes in foreign exchange rates reduced revenue 3.4%, or $122.0 million, compared to the first quarter of 2018, primarily resulting from the weakening of substantially all foreign currencies, especially the Euro, British Pound, Australian Dollar and Russian Ruble, against the U.S. Dollar.
The components of revenue change for the first quarter of 2019 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
March 31, 2018	$3,629.6		$1,881.0		$1,748.6
Components of revenue change:
Foreign exchange rate impact	(122.0)	(3.4)%	—	—%	(122.0)	(7.0)%
Acquisition revenue, net of disposition revenue	(130.1)	(3.6)%	(34.3)	(1.8)%	(95.8)	(5.5)%
Organic growth	91.4	2.5%	37.4	2.0%	54.0	3.1%
March 31, 2019	$3,468.9	(4.4)%	$1,884.1	0.2%	$1,584.8	(9.4)%
The components and percentages are calculated as follows:

•
Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $3,590.9 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($3,468.9 million less $3,590.9 million for the Total column).

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

•	Organic growth is calculated by subtracting the foreign exchange rate impact, and the acquisition revenue, net of disposition revenue components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($3,629.6 million for the Total column).
Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. Assuming exchange rates at April 15, 2019 remain unchanged, we expect the impact of changes in foreign exchange rates to reduce revenue by approximately 1.5% for the year and 2.5% in the second quarter.
Revenue and organic growth, expressed as a percentage in our principal regional markets were (in millions):

	Three Months Ended March 31,
	2019	2018	$ Change	% Organic Growth
Americas:
North America	$1,989.2	$1,985.7	$3.5	2.2%
Latin America	89.0	108.4	(19.4)	(3.0)%
EMEA:
Europe	945.5	1,070.1	(124.6)	3.1%
Middle East and Africa	79.0	73.4	5.6	12.8%
Asia-Pacific	366.2	392.0	(25.8)	2.1%
	$3,468.9	$3,629.6	$(160.7)	2.5%
Revenue in Europe, which includes our primary markets of the U.K. and the Euro Zone, decreased $124.6 million for the first quarter of 2019. Revenue in the U.K., representing 9.8% of total revenue, decreased $19.3 million primarily due to the weakening of the British Pound against the U.S. Dollar. Revenue in Continental Europe, which comprises the Euro Zone and the other European countries, representing 17.5% of total revenue decreased $105.3 million primarily due to disposition activity and the unfavorable impact from changes in foreign exchange rates.

In North America, moderate organic growth in the United States and Canada was offset by a decrease in revenue primarily resulting from net disposition activity in the United States and the weakening of the Canadian Dollar against the U.S. Dollar. Organic revenue growth in the United States was led by our advertising and media businesses and healthcare businesses, and was substantially offset by a decrease in organic revenue growth in our CRM Execution & Support disciplines. In Europe, moderate organic growth across the region was offset by the weakening of substantially all currencies in the region against the U.S. Dollar, disposition activity, and weaker performance in France. The decrease in revenue in Latin America was primarily a result of the weakening of most currencies in the region against the U.S. Dollar, negative performance in Brazil and disposition activity. In Asia-Pacific, growth in most countries in the region, especially Australia and New Zealand, was offset by the weakening of all currencies in the region against the U.S. Dollar, disposition activity, and negative performance in China, which faced a difficult comparison to the first quarter of 2018.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change in the first quarter of 2019 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 3.2% and 3.1% of our revenue for the first quarter of 2019 and 2018, respectively. Our ten largest and 100 largest clients represented 19.2% and 51.8% of our revenue for the first quarter of 2019, respectively, and 19.8% and 52.0% of our revenue for the first quarter of 2018, respectively.
In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following categories: advertising, CRM, which includes CRM Consumer Experience and CRM Execution & Support, public relations and healthcare.
Revenue for the first quarter of 2019 and 2018 and the change in revenue and organic growth from the first quarter of 2018 by discipline were (in millions):

	Three Months Ended March 31,
	2019		2018		2019 vs. 2018
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising	$1,921.3	55.4%	$1,901.3	52.4%	$20.0	5.1%
CRM Consumer Experience	605.8	17.5%	634.9	17.5%	(29.1)	(0.6)%
CRM Execution & Support	349.5	10.1%	508.6	14.0%	(159.1)	(3.3)%
Public Relations	334.2	9.6%	346.3	9.5%	(12.1)	(0.5)%
Healthcare	258.1	7.4%	238.5	6.6%	19.6	6.8%
	$3,468.9		$3,629.6		$(160.7)	2.5%
We provide services to clients that operate in various industry sectors. Revenue by sector for the first quarter of 2019 and 2018 was:

	2019	2018
Food and Beverage	13%	13%
Consumer Products	9%	9%
Pharmaceuticals and Health Care	14%	12%
Financial Services	8%	8%
Technology	7%	9%
Auto	11%	10%
Travel and Entertainment	7%	7%
Telecommunications	5%	5%
Retail	5%	6%
Other	21%	21%

Operating Expenses
Operating expenses for the first quarter of 2019 compared to the first quarter of 2018 were (in millions):

	Three Months Ended March 31,
	2019		2018		2019 vs. 2018
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$3,468.9		$3,629.6		$(160.7)	(4.4)%
Operating Expenses:
Salary and service costs	2,567.6	74.0%	2,712.8	74.7%	(145.2)	(5.4)%
Occupancy and other costs	309.2	8.9%	320.3	8.8%	(11.1)	(3.5)%
Cost of services	2,876.8		3,033.1		(156.3)	(5.2)%
Selling, general and administrative expenses	103.6	3.0%	105.4	2.9%	(1.8)	(1.7)%
Depreciation and amortization	59.6	1.7%	69.4	1.9%	(9.8)	(14.1)%
	3,040.0	87.6%	3,207.9	88.4%	(167.9)	(5.2)%
Operating Profit	$428.9	12.4%	$421.7	11.6%	$7.2	1.7%
EBITA	$450.5	13.0%	$449.2	12.4%	$1.3	0.3%
Operating expenses in the first quarter of 2019 decreased 5.2% period-over-period, primarily as a result of our disposition activity in the third quarter of 2018 and the weakening of most foreign currencies against the U.S. Dollar. Salary and service costs, which tend to fluctuate with changes in revenue, decreased $145.2 million, or 5.4% in the first quarter of 2019 compared to the first quarter of 2018. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $11.1 million, or 3.5%, in the first quarter of 2019 compared to the first quarter of 2018. Operating margin for the first quarter of 2019 was 12.4% compared to 11.6% for the first quarter of 2018. The period-over-period increase primarily reflects a change in the mix of our business during the current period, including the positive effects following the disposition of underperforming businesses in the current and prior year and our repositioning activity in the third quarter of 2018, as well as our ongoing efforts to manage our cost structure and increase the efficiency of the operations of our agencies. In addition, a net gain on the sale of certain businesses during the quarter, partially offset by the negative impact of foreign exchange rates, marginally improved EBITA margin and operating profit in the current period. EBITA margin for the first quarter of 2019 was 13.0% compared to 12.4% for the first quarter of 2018.
Net Interest Expense
Net interest expense decreased $0.9 million period-over-period to $46.0 million in the first quarter of 2019. Interest expense on debt increased $3.1 million to $59.2 million in the first quarter of 2019; reflecting higher rates on the floating leg of our fixed-to-floating interest rate swaps, which was partially offset by a decrease in interest expense on commercial paper compared to the prior period. In February 2019, OFL issued €520 million of short-term senior notes in a private placement to an investor outside the United States. The notes are unsecured, non-interest bearing and mature on August 14, 2019. As a result, in the first quarter of 2019, we were able to substantially reduce our commercial paper issuances resulting in lower interest expense in the period. We expect that trend to continue through the maturity of the notes. Interest income increased $1.6 million period-over-period; reflecting higher cash balances available for investment.
Income Taxes
Our effective tax rate for the first quarter of 2019 increased period-over-period to 26.8% from 24.3%. In the first quarter of 2018, income tax expense was reduced by $13.3 million, primarily as a result of the successful resolution of foreign tax claims during the quarter.
Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the first quarter of 2019 decreased $0.9 million, or 0.3%, to $263.2 million from $264.1 million in the first quarter of 2018. The period-over-period decrease is due to the factors described above. Diluted net income per share - Omnicom Group Inc. increased 2.6% to $1.17 in the first quarter of 2019, compared to $1.14 in the first quarter of 2018, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan. The successful resolution of foreign tax claims during the first quarter of 2018 increased diluted net income per share - Omnicom Group Inc. for the first quarter of 2018 by $0.06.

CRITICAL ACCOUNTING POLICIES
For a more complete understanding of our accounting policies, the unaudited consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, readers are encouraged to consider this information together with our discussion of our critical accounting policies under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 10-K.
NEW ACCOUNTING STANDARDS
On January 1, 2019, we adopted FASB Accounting Standards Codification, or ASC, Topic 842, Leases, or ASC 842, which had a substantial impact on total assets and liabilities, but had no impact on our results of operations or equity.
Notes 1 and 3 to the unaudited consolidated financial statements provide information regarding new accounting standards.
LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements
Our primary liquidity sources are our operating cash flow, cash and cash equivalents and short-term investments. Additional liquidity sources include our credit facilities and commercial paper program, and access to the capital markets. At March 31, 2019, we have a $2.5 billion revolving credit facility, or Credit Facility, expiring on July 31, 2021, uncommitted credit lines aggregating $1.5 billion, and the ability to issue up to $2 billion of commercial paper. Our liquidity funds our non-discretionary cash requirements and our discretionary spending.
Working capital is our principal non-discretionary funding requirement. In addition, we have contractual obligations related to our senior notes, recurring business operations, primarily related to lease obligations, and contingent purchase price obligations (earn-outs) from prior acquisitions. Our principal discretionary cash spending includes dividend payments to common shareholders, capital expenditures, strategic acquisitions and repurchases of our common stock. As a result, we typically have a short-term borrowing requirement normally peaking during the second quarter of the year due to the timing of payments for incentive compensation, income taxes and contingent purchase price obligations. On January 1, 2019, we adopted ASC 842, which had a substantial impact on total assets and liabilities, but had no impact on our results of operations or equity. The adoption of ASC 842 will not have a significant impact on our non-discretionary funding requirement. Based on past performance and current expectations, we believe that our operating cash flow will be sufficient to meet our non-discretionary cash requirements and our discretionary spending for the next twelve months.
Cash and cash equivalents decreased $202.7 million from December 31, 2018, and short-term investments decreased $0.1 million from December 31, 2018. During the first three months of 2019, we used $395.6 million of cash in operating activities, which included the use for operating capital of $736.3 million, reflecting our typical working capital requirement during the period. Our discretionary spending during the first three months of 2019 was: capital expenditures of $27.2 million; dividends paid to common shareholders of $134.8 million; dividends paid to shareholders of noncontrolling interests of $17.0 million; repurchases of our common stock, net of proceeds from stock option exercises and related tax benefits and common stock sold to our employee stock purchase plan, of $284.1 million; and acquisition payments, including payment of contingent purchase price obligations and acquisition of additional shares of noncontrolling interests, net of cash acquired, of $7.2 million.
Our $500 million 6.25% Senior Notes due 2019 mature on July 15, 2019 and are classified as current. In addition, because of the current low interest rate environment in the European capital markets, in the first quarter of 2019, OFL issued €520 million of short-term senior notes in a private placement to an investor outside the United States (see Note 6 to the unaudited consolidated financial statements). The notes are unsecured, non-interest bearing and mature on August 14, 2019. As a result, the Company was able to substantially reduce its commercial paper issuances in the first quarter of 2019 compared to the first quarter of 2018, resulting in lower interest expense in the period. We expect that trend to continue through the maturity of the notes.
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
At March 31, 2019, our foreign subsidiaries held approximately $900 million of our total cash and cash equivalents of $3.4 billion. Most of the cash is available to us, net of any foreign withholding taxes payable upon repatriation to the United States.
Our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents and short-term investments, at March 31, 2019 increased $808.2 million as compared to December 31, 2018. The increase in net debt is due to a decrease in cash and cash equivalents and short-term investments of $202.8 million primarily arising from the unfavorable change in our operating capital of $736.3 million, which typically occurs in the first half of the year.
The components of net debt as of March 31, 2019, December 31, 2018 and March 31, 2018 were (in millions):

	March 31, 2019	December 31, 2018	March 31, 2018
Short- term debt	$595.4	$8.1	$8.6
Long-term debt, including current portion	4,901.8	4,883.7	4,885.0
Total debt	5,497.2	4,891.8	4,893.6
Less: Cash and cash equivalents and short-term investments	3,455.1	3,657.9	2,570.0
Net debt	$2,042.1	$1,233.9	$2,323.6
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
Debt Instruments and Related Covenants
At March 31, 2019, the total principal amount of our fixed rate senior notes was $4.9 billion and the total notional amount of the fixed-to-floating interest rate swaps was $1.25 billion. The interest rate swaps have the economic effect of converting our debt portfolio to approximately 75% fixed rate obligations and 25% floating rate obligations. In addition, during the first quarter of 2019, OFL issued, and Omnicom guaranteed, €520 million of short-term senior notes (see Note 6 to the unaudited consolidated financial statements).
Omnicom and its wholly owned finance subsidiary, Omnicom Capital Inc., or OCI, are co-obligors under all the senior notes (other than the OFL notes). The senior notes are a joint and several liability of us and OCI, and we unconditionally guarantee OCI’s obligations with respect to the senior notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets primarily consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries, and the related interest receivable. There are no restrictions on the ability of OCI or us to obtain funds from our subsidiaries through dividends, loans or advances. Our senior notes are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness.
The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At March 31, 2019, we were in compliance with these covenants as our Leverage Ratio was 2.3 times and our Interest Coverage Ratio was 9.8 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
At March 31, 2019, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody's. Our access to the commercial paper market and the cost of these borrowings are affected by our credit ratings and market conditions. Our senior notes and Credit Facility do not contain provisions that require acceleration of cash payments in the event our debt credit ratings are downgraded.
Credit Markets and Availability of Credit
We have typically funded our day-to-day liquidity by issuing commercial paper. Additional liquidity sources include our Credit Facility or the uncommitted credit lines. At March 31, 2019, there were no outstanding commercial paper issuances or borrowings under the Credit Facility or the uncommitted credit lines.

Commercial paper activity for the three months ended March 31, 2019 and 2018 was (dollars in millions):

	2019	2018
Average amount outstanding during the quarter	$—	$305.4
Maximum amount outstanding during the quarter	$—	$971.5
Average days outstanding	—	3.9
Weighted average interest rate	—%	1.84%
Due to the issuance of the €520 million senior notes by OFL, as described above, there were no issuances of commercial paper during the first quarter of 2019.
We may continue to fund our day-to-day liquidity by issuing commercial paper. However, disruptions in the credit markets may lead to periods of illiquidity in the commercial paper market and higher credit spreads. To mitigate any future disruption in the credit markets and to fund our liquidity, we may borrow under the Credit Facility or access the capital markets if favorable conditions exist. We will continue to monitor closely our liquidity and conditions in the credit markets. We cannot predict with any certainty the impact on us of any future disruptions in the credit markets. In such circumstances, we may need to obtain additional financing to fund our day-to-day working capital requirements. Such additional financing may not be available on favorable terms, or at all.
CREDIT RISK
We provide advertising, marketing and corporate communications services to several thousand clients who operate in nearly every sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client represented 3.2% of our revenue for the first three months of 2019. However, during periods of economic downturn, the credit profiles of our clients could change.
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
Our 2018 10-K provides a detailed discussion of the market risks affecting our operations. No material change has occurred in our market risks since the disclosure contained in our 2018 10-K. See our discussion regarding current economic conditions in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Executive Summary and Liquidity and Capital Resources sections.

ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2019, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of March 31, 2019. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in our 2018 10-K, has issued an attestation report on Omnicom’s internal control over financial reporting as of December 31, 2018, dated February 12, 2019.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A in our 2018 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common stock repurchases during the three months ended March 31, 2019 were:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2019	177,947	$72.59	—	—
February 1 - 28, 2019	877,573	75.39	—	—
March 1 - 31, 2019	2,766,900	74.84	—	—
	3,822,420	$74.86	—	—
During the three months ended March 31, 2019, we purchased 3,785,000 shares of our common stock in the open market for general corporate purposes and withheld 37,420 shares from employees to satisfy estimated statutory income tax obligations related to stock option exercises and vesting of restricted stock. The value of the common stock withheld was based on the closing price of our common stock on the applicable exercise or vesting date.
There were no unregistered sales of our equity securities during the three months ended March 31, 2019.

Item 6. Exhibits

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

OMNICOM GROUP INC.
Date:	April 16, 2019	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)