Form 10-Q
period 2019-06-30
OMNICOM GROUP INC.
filed 2019-07-17
CIK 29989

___________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
_________________________
Commission File Number: 1-10551

OMNICOM GROUP INC.
(Exact name of registrant as specified in its charter)

New York	13-1514814
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

437 Madison Avenue
New York
New York	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 415-3600
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
____________________________________________________________
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, $0.15 Par Value	OMC	New York Stock Exchange
0.800% Senior Notes due 2027	OMC/27	New York Stock Exchange
1.400% Senior Notes due 2031	OMC/31	New York Stock Exchange
____________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
_________________________
As of July 10, 2019, there were 217,523,691 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019
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

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,898.1	$3,652.4
Short-term investments, at cost	5.4	5.5
Accounts receivable, net of allowance for doubtful accounts of $24.9 and $26.8	7,244.9	7,666.1
Work in process	1,363.5	1,161.5
Other current assets	1,290.9	1,241.4
Total Current Assets	12,802.8	13,726.9
Property and Equipment at cost, less accumulated depreciation of $1,143.7 and $1,185.0	679.8	694.4
Operating Lease Right-Of-Use Assets	1,435.3	—
Equity Method Investments	111.7	120.9
Goodwill	9,364.7	9,384.3
Intangible Assets, net of accumulated amortization of $748.2 and $737.4	353.5	382.8
Other Assets	294.3	307.7
TOTAL ASSETS	$25,042.1	$24,617.0
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$10,445.9	$11,464.3
Customer advances	1,094.1	1,159.0
Current portion of debt	899.5	499.6
Short-term debt	608.5	8.1
Taxes payable	123.4	180.6
Other current liabilities	1,896.7	1,958.6
Total Current Liabilities	15,068.1	15,270.2
Long-Term Liabilities	975.1	1,197.8
Long-Term Liability - Operating Leases	1,317.9	—
Long-Term Debt	4,025.9	4,384.1
Deferred Tax Liabilities	438.0	413.7
Commitments and Contingent Liabilities (Note 13)
Temporary Equity - Redeemable Noncontrolling Interests	257.7	244.3
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	44.6	44.6
Additional paid-in capital	726.2	728.8
Retained earnings	7,384.7	7,016.1
Accumulated other comprehensive income (loss)	(1,234.9)	(1,228.5)
Treasury stock, at cost	(4,510.4)	(4,013.9)
Total Shareholders’ Equity	2,410.2	2,547.1
Noncontrolling interests	549.2	559.8
Total Equity	2,959.4	3,106.9
TOTAL LIABILITIES AND EQUITY	$25,042.1	$24,617.0

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$3,719.8	$3,859.6	$7,188.7	$7,489.2
Operating Expenses:
Salary and service costs	2,665.2	2,772.9	5,232.8	5,485.7
Occupancy and other costs	315.4	319.6	624.7	639.9
Cost of services	2,980.6	3,092.5	5,857.5	6,125.6
Selling, general and administrative expenses	107.7	117.4	211.2	222.9
Depreciation and amortization	57.8	67.4	117.4	136.8
	3,146.1	3,277.3	6,186.1	6,485.3
Operating Profit	573.7	582.3	1,002.6	1,003.9
Interest Expense	66.6	66.4	129.6	128.6
Interest Income	16.4	13.9	33.4	29.3
Income Before Income Taxes and Income From Equity Method Investments	523.5	529.8	906.4	904.6
Income Tax Expense	130.6	136.7	233.2	227.7
Income From Equity Method Investments	1.2	1.7	0.7	2.6
Net Income	394.1	394.8	673.9	679.5
Net Income Attributed To Noncontrolling Interests	23.4	30.6	40.0	51.2
Net Income - Omnicom Group Inc.	$370.7	$364.2	$633.9	$628.3
Net Income Per Share - Omnicom Group Inc.:
Basic	$1.69	$1.61	$2.86	$2.75
Diluted	$1.68	$1.60	$2.85	$2.73

Dividends Declared Per Common Share	$0.65	$0.60	$1.30	$1.20

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income	$394.1	$394.8	$673.9	$679.5
Other Comprehensive Income:
Cash flow hedge:
Amortization of loss included in interest expense	1.4	1.4	2.8	2.8
Income tax effect	(0.4)	(0.4)	(0.8)	(0.8)
	1.0	1.0	2.0	2.0
Defined benefit pension plans and postemployment arrangements:
Amortization of prior service cost	1.3	1.9	2.6	3.9
Amortization of actuarial losses	0.5	2.2	1.0	4.2
Income tax effect	(0.9)	(1.3)	(1.6)	(2.4)
	0.9	2.8	2.0	5.7
Available-for-sale securities:
Reclassification	—	—	—	0.3
	—	—	—	0.3

Foreign currency translation adjustment	(18.8)	(325.8)	12.9	(237.1)

Other Comprehensive Income	(16.9)	(322.0)	16.9	(229.1)

Comprehensive Income	377.2	72.8	690.8	450.4
Comprehensive Income Attributed To Noncontrolling Interests	23.4	0.9	41.0	26.5
Comprehensive Income - Omnicom Group Inc.	$353.8	$71.9	$649.8	$423.9

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Three and Six Months Ended June 30, 2019
(In millions, except per share amounts)
(Unaudited)

	Omnicom Group Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value
Balance as of December 31, 2018	297.2	$44.6	$728.8	$7,016.1	$(1,228.5)	$(4,013.9)	$2,547.1	$559.8	$3,106.9
Cumulative effect of accounting change				22.3	(22.3)		—	—	—
Net income				263.2			263.2	16.5	279.7
Other comprehensive income (loss)					32.8		32.8	1.0	33.8
Dividends to noncontrolling interests								(17.0)	(17.0)
Acquisition of noncontrolling interests			0.4				0.4	(5.0)	(4.6)
Increase in noncontrolling interests from business combinations								1.0	1.0
Change in temporary equity			(18.2)				(18.2)		(18.2)
Common stock dividends declared ($0.65 per share)				(144.6)			(144.6)		(144.6)
Share-based compensation			16.8				16.8		16.8
Stock issued, share-based compensation			(9.8)			11.7	1.9		1.9
Common stock repurchased						(286.1)	(286.1)		(286.1)
Balance as of March 31, 2019	297.2	44.6	718.0	7,157.0	(1,218.0)	(4,288.3)	2,413.3	556.3	$2,969.6
Net income				370.7			370.7	23.4	394.1
Other comprehensive income (loss)					(16.9)		(16.9)	—	(16.9)
Dividends to noncontrolling interests								(29.1)	(29.1)
Acquisition of noncontrolling interests			1.7				1.7	(1.4)	0.3
Increase in noncontrolling interests from business combinations								—	—
Change in temporary equity			6.1				6.1		6.1
Common stock dividends declared ($0.65 per share)				(143.0)			(143.0)		(143.0)
Share-based compensation			17.5				17.5		17.5
Stock issued, share-based compensation			(17.1)			19.4	2.3		2.3
Common stock repurchased						(241.5)	(241.5)		(241.5)
Balance as of June 30, 2019	297.2	$44.6	$726.2	$7,384.7	$(1,234.9)	$(4,510.4)	$2,410.2	$549.2	$2,959.4

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Three and Six Months Ended June 30, 2018
(In millions, except per share amounts)
(Unaudited)

	Omnicom Group Inc.
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value
Balance as of December 31, 2017	297.2	$44.6	$828.3	$6,210.6	$(963.0)	$(3,505.4)	$2,615.1	$537.1	$3,152.2
Cumulative effect of accounting changes				23.6			23.6	0.4	24.0
Net income				264.1			264.1	20.6	284.7
Other comprehensive income (loss)					87.9		87.9	5.0	92.9
Dividends to noncontrolling interests								(16.3)	(16.3)
Acquisition of noncontrolling interests			(22.8)				(22.8)	(11.7)	(34.5)
Increase in noncontrolling interests from business combinations								55.3	55.3
Change in temporary equity			9.1				9.1		9.1
Common stock dividends declared ($0.60 per share)				(138.2)			(138.2)		(138.2)
Share-based compensation			17.5				17.5		17.5
Stock issued, share-based compensation			0.9			1.9	2.8		2.8
Common stock repurchased						(232.7)	(232.7)		(232.7)
Balance as of March 31, 2018	297.2	44.6	833.0	6,360.1	(875.1)	(3,736.2)	2,626.4	590.4	3,216.8
Net income				364.2			364.2	30.6	394.8
Other comprehensive income (loss)					(292.2)		(292.2)	(29.8)	(322.0)
Dividends to noncontrolling interests								(41.0)	(41.0)
Acquisition of noncontrolling interests			(15.0)				(15.0)	(13.1)	(28.1)
Increase in noncontrolling interests from business combinations								0.4	0.4
Change in temporary equity			(11.1)				(11.1)		(11.1)
Common stock dividends declared ($0.60 per share)				(136.6)			(136.6)		(136.6)
Share-based compensation			17.6				17.6		17.6
Stock issued, share-based compensation			(13.0)			17.6	4.6		4.6
Common stock repurchased						(236.5)	(236.5)		(236.5)
Balance as of June 30, 2018	297.2	$44.6	$811.5	$6,587.7	$(1,167.3)	$(3,955.1)	$2,321.4	$537.5	$2,858.9

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$673.9	$679.5
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of right-of-use assets	74.6	82.3
Amortization of intangible assets	42.8	54.5
Amortization of net deferred gain on interest rate swaps	(6.4)	(6.4)
Share-based compensation	34.3	35.1
Other, net	(5.5)	13.9
Use of operating capital	(1,306.6)	(1,431.8)
Net Cash Used In Operating Activities	(492.9)	(572.9)
Cash Flows from Investing Activities:
Capital expenditures	(48.8)	(89.8)
Acquisition of businesses and interests in affiliates, net of cash acquired	(0.7)	(207.3)
Proceeds from disposition of subsidiaries and sale of investments	74.2	4.0
Net Cash Provided By (Used In) Investing Activities	24.7	(293.1)
Cash Flows from Financing Activities:
Change in short-term debt	611.1	9.7
Dividends paid to common shareholders	(280.4)	(278.1)
Repurchases of common stock	(527.6)	(469.2)
Proceeds from stock plans	3.9	6.5
Acquisition of additional noncontrolling interests	(3.1)	(40.3)
Dividends paid to noncontrolling interest shareholders	(46.1)	(57.3)
Payment of contingent purchase price obligations	(30.2)	(51.3)
Other, net	(24.3)	(22.4)
Net Cash Used In Financing Activities	(296.7)	(902.4)
Effect of foreign exchange rate changes on cash and cash equivalents	10.6	(114.3)

Net Decrease in Cash and Cash Equivalents	(754.3)	(1,882.7)
Cash and Cash Equivalents at the Beginning of Period	3,652.4	3,796.0
Cash and Cash Equivalents at the End of Period	$2,898.1	$1,913.3

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

We lease substantially all our office space, office furniture and technology equipment used to conduct our business. We adopted ASC 842 effective January 1, 2019. For contracts entered into on or after the effective date, at the inception of a contract we assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. Leases entered into prior to January 1, 2019, were accounted for under ASC 840 and were not reassessed.
Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of the criteria. Substantially all our operating leases represent office space leases, and substantially all our finance leases represent office furniture and technology equipment leases.
For all leases a right-of-use asset and lease liability are recognized at the lease commencement date. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease.
The right-of-use asset is initially measured at cost, which includes the initial lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, our secured incremental borrowing rate for the same term as the underlying lease. For our real estate and other operating leases, we use our secured incremental borrowing rate. For our finance leases, we use the rate implicit in the lease or our secured incremental borrowing rate if the implicit lease rate cannot be determined.
Lease payments included in the measurement of the lease liability comprise: the fixed noncancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.
Some of our real estate leases contain variable lease payments, including payments based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement. Lease components are included in the measurement of the initial lease liability, including fixed payments for real estate taxes and insurance for certain office space leases. Additional payments based on the change in an index or rate, or payments based on a change in our portion of the operating expenses, including real estate taxes and insurance, are recorded as a period expense when incurred. Lease modifications result in remeasurement of the lease liability.
Operating lease expense consists of the lease payments plus any initial direct costs, primarily brokerage commissions, and is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability. Finance lease expense consists of the amortization of the right-of-use asset on a straight-line basis over the lease term and interest expense determined on an amortized cost basis, and finance lease payments are allocated between a reduction of the lease liability and interest expense.
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
Revenue by discipline for the three and six months ended June 30, 2019 and 2018 was (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Advertising	$2,093.9	$2,067.6	$4,015.3	$3,968.9
CRM Consumer Experience	659.5	660.0	1,265.3	1,294.9
CRM Execution & Support	326.1	498.7	675.6	1,007.2
Public Relations	349.3	362.7	683.4	709.1
Healthcare	291.0	270.6	549.1	509.1
	$3,719.8	$3,859.6	$7,188.7	$7,489.2

Economic factors affecting our revenue
Global economic conditions have a direct impact on our revenue. Adverse economic conditions pose a risk that our clients may reduce, postpone or cancel spending for our services, which would impact our revenue.
Revenue in our principal geographic markets for the three and six months ended June 30, 2019 and 2018 was (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Americas:
North America	$2,118.4	$2,097.4	$4,107.6	$4,083.1
Latin America	96.9	115.1	185.8	223.5
EMEA:
Europe	1,035.9	1,142.6	1,981.4	2,212.7
Middle East and Africa	61.0	70.2	140.0	143.6
Asia-Pacific	407.6	434.3	773.9	826.3
	$3,719.8	$3,859.6	$7,188.7	$7,489.2

The Americas comprises North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA comprises Europe, the Middle East and Africa. Asia-Pacific comprises Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries.

Contract assets and liabilities
Work in process includes contract assets, unbilled fees and costs, and media and production costs. Contract liabilities primarily consist of customer advances. At June 30, 2019, December 31, 2018 and June 30, 2018 work in process and contract liabilities were (in millions):

	June 30, 2019	December 31, 2018	June 30, 2018
Work in process:
Contract assets and unbilled fees and costs	$785.7	$540.1	$709.2
Media and production costs	577.8	621.4	644.3
	$1,363.5	$1,161.5	$1,353.5
Contract liabilities:
Customer advances	$1,094.1	$1,159.0	$1,147.1

Work in process represents accrued costs incurred on behalf of customers, including media and production costs, and fees and other third-party costs that have not yet been billed. Media and production costs are billed during the production process in accordance with the terms of the client contract. Contract assets, which primarily include incentive fees, are not material and will be billed to clients in accordance with the terms of the client contract. Substantially all unbilled fees and costs will be billed within the next 30 days. The contract liability primarily represents advance billings to customers in accordance with the terms of the client contracts, primarily for the reimbursement of third-party costs that are generally incurred in the near term. There were no impairment losses to the contract assets recorded in 2019.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other, Internal-Use Software, or ASU 2018-15, which aligns the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted at any interim period. ASU 2018-15 may be adopted either on a prospective basis, either upon early adoption or the effective date for implementation costs for new or existing arrangements incurred on or after the adoption date, or on a full retrospective basis to the earliest period presented. We are not yet in a position to assess the adoption date or the adoption method or to assess impact of the new standard on our results of operations or financial position.
4. Net Income per Share
The computations of basic and diluted net income per share for the three and six months ended June 30, 2019 and 2018 were (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income Available for Common Shares:
Net income - Omnicom Group Inc.	$370.7	$364.2	$633.9	$628.3
Weighted Average Shares:
Basic	219.6	226.8	221.4	228.5
Dilutive stock options and restricted shares	1.3	1.3	1.1	1.3
Diluted	220.9	228.1	222.5	229.8

Anti-dilutive stock options and restricted shares	0.9	1.0	0.9	1.0
Net Income per Share - Omnicom Group Inc.:
Basic	$1.69	$1.61	$2.86	$2.75
Diluted	$1.68	$1.60	$2.85	$2.73

5. Goodwill and Intangible Assets
Goodwill and intangible assets at June 30, 2019 and December 31, 2018 were (in millions):

	2019			2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Goodwill	$9,878.3	$(513.6)	$9,364.7	$9,898.6	$(514.3)	$9,384.3
Intangible assets:
Purchased and internally developed software	$352.3	$(298.9)	$53.4	$356.4	$(302.2)	$54.2
Customer related and other	749.4	(449.3)	300.1	763.8	(435.2)	328.6
	$1,101.7	$(748.2)	$353.5	$1,120.2	$(737.4)	$382.8

Changes in goodwill for the six months ended June 30, 2019 and 2018 were (in millions):

	2019	2018
January 1	$9,384.3	$9,337.5
Acquisitions	0.5	164.9
Noncontrolling interests in acquired businesses	0.7	55.7
Contingent purchase price of acquired businesses	0.2	57.5
Dispositions	(19.1)	(0.8)
Foreign currency translation	(1.9)	(172.2)
June 30	$9,364.7	$9,442.6

6. Debt
Credit Facilities
At June 30, 2019, our short-term liquidity sources include a $2.5 billion revolving credit facility, or Credit Facility, expiring on July 31, 2021, uncommitted credit lines aggregating $1.5 billion and the ability to issue up to $2 billion of commercial paper.
There were no outstanding commercial paper issuances or borrowings under the Credit Facility or the uncommitted credit lines at June 30, 2019 and December 31, 2018. Available and unused credit lines at June 30, 2019 and December 31, 2018 were (in millions):

	2019	2018
Credit Facility	$2,500.0	$2,500.0
Uncommitted credit lines	1,488.2	1,231.6
Available and unused credit lines	$3,988.2	$3,731.6

The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At June 30, 2019 we were in compliance with these covenants as our Leverage Ratio was 2.4 times and our Interest Coverage Ratio was 9.6 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
Short-Term Debt
In February 2019, Omnicom Finance Limited, or OFL, a wholly owned subsidiary of Omnicom, issued €520 million of short-term senior notes in a private placement to an investor outside the United States. The notes are unsecured, non-interest bearing and mature on August 14, 2019. The notes are fully and unconditionally guaranteed by Omnicom and rank equal in right of payment with all existing and future unsecured senior indebtedness of OFL. Short-term debt at June 30, 2019 and December 31, 2018 was $608.5 million and $8.1 million, respectively. Due to its short-term nature, the carrying value of the short-term debt approximates fair value.

Long-Term Debt
Long-term debt at June 30, 2019 and December 31, 2018 was (in millions):

	2019	2018
6.25% Senior Notes due 2019	$500.0	$500.0
4.45% Senior Notes due 2020	1,000.0	1,000.0
3.625% Senior Notes due 2022	1,250.0	1,250.0
3.65% Senior Notes due 2024	750.0	750.0
3.60% Senior Notes due 2026	1,400.0	1,400.0
	4,900.0	4,900.0
Unamortized premium (discount), net	4.2	4.9
Unamortized debt issuance costs	(14.4)	(16.4)
Unamortized deferred gain from settlement of interest rate swaps	38.9	48.0
Fair value adjustment attributed to outstanding interest rate swaps	(3.3)	(52.8)
	4,925.4	4,883.7
Current portion	(899.5)	(499.6)
Long-term debt	$4,025.9	$4,384.1

Omnicom and its wholly owned finance subsidiary, Omnicom Capital Inc., or OCI, are co-obligors under all the senior notes (other than the OFL notes). The senior notes are a joint and several liability of Omnicom and OCI, and Omnicom unconditionally guarantees OCI’s obligations with respect to the senior notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets primarily consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries, and the related interest receivable. There are no restrictions on the ability of OCI or Omnicom to obtain funds from our subsidiaries through dividends, loans or advances. The senior notes are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness.
At June 30, 2019, we recorded a long-term receivable of $4.7 million in connection with the $750 million fixed-to-floating interest rate swap on our 3.65% Senior Notes due 2024, or 2024 Notes, and a long-term liability of $8.0 million in connection with the $500 million fixed-to-floating interest rate swap on our 3.60% Senior Notes due 2026, or 2026 Notes. The receivable and liability represent the fair values of the swaps on the 2024 Notes and 2026 Notes that were substantially offset by the change in the fair values of the notes. The fixed-to-floating interest rate swaps have the economic effect of converting our debt portfolio to approximately 75% fixed rate obligations and 25% floating rate obligations.
Our $500 million 6.25% Senior Notes due 2019, or 2019 Notes, matured on July 15, 2019 and were retired. As of June 30, 2019, the 2019 Notes were classified as current.
On July 8, 2019, Omnicom Finance Holdings plc, or OFHP, a U.K. based wholly owned subsidiary of Omnicom, issued €500 million 0.80% Senior Notes due July 8, 2027 and €500 million 1.40% Senior Notes due July 8, 2031, collectively the Euro Notes. The U.S. Dollar equivalent of the net proceeds, after deducting the underwriting discount and offering expenses, was $1.1 billion. A portion of the net proceeds was used to retire the outstanding 2019 Notes at maturity. The remaining net proceeds will be used to redeem $400 million aggregate principal amount of the outstanding $1 billion 4.45% Senior Notes due 2020, or the 2020 Notes, on August 1, 2019 and for general corporate purposes, which could include working capital expenditures and repayment of short-term or long-term debt.
Omnicom and OCI have, jointly and severally, fully and unconditionally guaranteed OFHP’s obligations with respect to the Euro Notes. OFHP’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, which provide funding for various operating companies in Europe, Brazil, Australia and other countries in the Asia-Pacific region. The finance companies’ assets consist of intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivables. There are no restrictions on the ability of Omnicom, OCI or OFHP to obtain funds from their subsidiaries through dividends, loans or advances. The Euro Notes and the related guarantees are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OFHP and each of Omnicom and OCI, respectively.
On July 2, 2019, Omnicom announced the partial redemption of $400 million aggregate principal amount of the outstanding 2020 Notes for redemption on August 1, 2019 at a price equal to 100% of the principal amount of the 2020 Notes being redeemed plus accrued interest and a make-whole premium as specified in the indenture. At June 30, 2019, we classified $400 million of the 2020 Notes as current.

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
Revenue and long-lived assets and goodwill by geographic region at and for the three and six months ended June 30, 2019 and 2018 were (in millions):

	Americas	EMEA	Asia-Pacific
2019
Revenue - Three months ended	$2,215.3	$1,096.9	$407.6
Revenue - Six months ended	4,293.4	2,121.4	773.9
Long-lived assets and goodwill	7,853.9	2,985.0	640.9
2018
Revenue - Three months ended	$2,212.5	$1,212.8	$434.3
Revenue - Six months ended	4,306.6	2,356.3	826.3
Long-lived assets and goodwill	6,825.4	2,757.9	556.5

The Americas comprises North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA comprises Europe, the Middle East and Africa. Asia-Pacific comprises Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for the three and six months ended June 30, 2019 was $2,005.2 million and $3,889.4 million, respectively, and for the three and six months ended June 30, 2018 was $1,990.8 million and $3,871.9 million, respectively.
The increase in long-lived assets and goodwill from 2018 to 2019 is primarily the result of recording the operating lease right-of-use assets upon the adoption of ASC 842 on January 1, 2019 (see Note 1) partially offset by the impact of changes in the value of foreign currencies against the U.S. Dollar during the periods.
8. Income Taxes
Our effective tax rate for the six months ended June 30, 2019 increased period-over-period to 25.7% from 25.2%. The effective tax rate for 2019 reflects a benefit of $10.8 million primarily from the net favorable settlements of uncertain tax positions in certain jurisdictions, which resulted in the recognition of net deferred tax assets in the second quarter of 2019.
At June 30, 2019, our unrecognized tax benefits were $176.6 million. Of this amount, approximately $170.1 million would affect our effective tax rate upon resolution of the uncertain tax positions.
9. Pension and Other Postemployment Benefits
Defined Benefit Pension Plans
The components of net periodic benefit expense for the six months ended June 30, 2019 and 2018 were (in millions):

	2019	2018
Service cost	$4.3	$4.0
Interest cost	3.2	3.6
Expected return on plan assets	(0.7)	(1.4)
Amortization of prior service cost	0.4	2.2
Amortization of actuarial losses	0.5	3.3
	$7.7	$11.7

We contributed $0.7 million and $1.1 million to our defined benefit pension plans in the six months ended June 30, 2019 and 2018, respectively.

Postemployment Arrangements
The components of net periodic benefit expense for the six months ended June 30, 2019 and 2018 were (in millions):

	2019	2018
Service cost	$2.2	$2.4
Interest cost	2.2	1.8
Amortization of prior service cost	2.2	1.7
Amortization of actuarial losses	0.5	0.9
	$7.1	$6.8

10. Repositioning Liabilities
At June 30, 2019 and December 31, 2018, the liability for incremental severance and office lease consolidation and termination incurred in connection with our repositioning actions taken in the third quarter of 2018 was $42.3 million and $78.9 million, respectively. We expect that substantially all the liabilities will be paid by the end of 2019.
11. Supplemental Cash Flow Data
The use of operating capital for the six months ended June 30, 2019 and 2018 was (in millions):

	2019	2018
(Increase) decrease in accounts receivable	$419.2	$1,173.6
(Increase) decrease in work in process and other current assets	(305.0)	(354.4)
Increase (decrease) in accounts payable	(1,044.9)	(1,803.2)
Increase (decrease) in customer advances, taxes payable and other current liabilities	(396.2)	(459.3)
Change in other assets and liabilities, net	20.3	11.5
	$(1,306.6)	$(1,431.8)

Income taxes paid	$241.9	$276.4
Interest paid	$119.8	$115.4

Supplemental non-cash information for the six months ended June 30, 2019 (in millions):

	Operating Leases	Finance Leases
Net increase in lease liability	$1,703.8	$28.7

12. Leases
Substantially all our operating lease right-of-use assets and operating lease liability represent leases for office space used to conduct our business. Substantially all our finance leases represent office furniture and technology equipment leases.
Lease cost for the six months ended June 30, 2019 was comprised of (in millions):

Six Months Ended June 30,
2019
Operating leases:
Lease cost	$157.6
Variable lease cost	16.8
Sublease income	(2.7)
Operating lease expense	171.7

Short-term lease rent expense	2.5
Finance leases:
Amortization of right-of-use assets	20.7
Interest on lease liability	2.5
23.2

Total lease cost	$197.4

The right-of-use assets at June 30, 2019 were comprised of (in millions):

	Real Estate	Equipment	Total
Operating leases	$1,410.2	$25.1	$1,435.3
Finance leases	—	131.7	131.7
	$1,410.2	$156.8	$1,567.0

The weighted average remaining lease term and the weighted average discount rate for operating and finance leases at June 30, 2019 was:

	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	8.4	3.0
Weighted average discount rate	3.9%	4.2%

The following table reconciles the undiscounted cash flows for the operating and finance leases at June 30, 2019 to the operating and finance lease liabilities recorded on the balance sheet (in millions):

	Operating Leases	Finance Leases
2019 Remainder	$173.0	$23.7
2020	317.5	44.5
2021	264.5	35.7
2022	213.2	22.1
2023	166.5	10.4
2024	145.3	4.3
Thereafter	615.3	3.0
Total undiscounted lease payments	1,895.3	143.7
Less: Imputed interest	298.3	10.1
Present value of lease payments	$1,597.0	$133.6

Other current liabilities	$279.1	$42.8
Long-term liability - Operating leases	1,317.9
Long-term liabilities		90.8
	$1,597.0	$133.6

13. Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.

14. Equity
Changes in accumulated other comprehensive income (loss), net of income taxes, for the six months ended June 30, 2019 and 2018 were (in millions):

2019	Cash Flow Hedge	Available-for-Sale Securities	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
January 1	$(22.3)	$—	$(69.3)	$(1,136.9)	$(1,228.5)
Cumulative effect of accounting change	(5.6)	—	(16.7)	—	(22.3)
Other comprehensive income (loss) before reclassifications	—	—	—	11.9	11.9
Reclassification from accumulated other comprehensive income (loss)	2.0	—	2.0	—	4.0
June 30	$(25.9)	$—	$(84.0)	$(1,125.0)	$(1,234.9)

2018
January 1	$(26.3)	$(0.3)	$(88.4)	$(848.0)	$(963.0)
Other comprehensive income (loss) before reclassifications	—	—	—	(212.3)	(212.3)
Reclassification from accumulated other comprehensive income (loss)	2.0	0.3	5.7	—	8.0
June 30	$(24.3)	$—	$(82.7)	$(1,060.3)	$(1,167.3)

15. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018 were (in millions):

2019	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$2,898.1			$2,898.1
Short-term investments	5.4			5.4
Marketable equity investments	1.5			1.5
Interest rate and foreign currency derivative instruments		$4.9		4.9
Liabilities:
Interest rate and foreign currency derivative instruments		$8.4		$8.4
Contingent purchase price obligations			$120.7	120.7

2018
Assets:
Cash and cash equivalents	$3,652.4			$3,652.4
Short-term investments	5.5			5.5
Marketable equity investments	1.5			1.5
Liabilities:
Interest rate and foreign currency derivative instruments		$52.9		$52.9
Contingent purchase price obligations			$146.5	146.5

Changes in contingent purchase price obligations for the six months ended June 30, 2019 and 2018 were (in millions):

	2019	2018
January 1	$146.5	$215.6
Acquisitions	1.8	79.7
Revaluation and interest	1.5	4.9
Payments	(28.9)	(51.3)
Foreign currency translation	(0.2)	(13.6)
June 30	$120.7	$235.3

The carrying amount and fair value of our financial assets and liabilities at June 30, 2019 and December 31, 2018 were (in millions):

	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$2,898.1	$2,898.1	$3,652.4	$3,652.4
Short-term investments	5.4	5.4	5.5	5.5
Marketable equity investments	1.5	1.5	1.5	1.5
Interest rate and foreign currency derivative instruments	4.9	4.9	—	—
Non-marketable equity securities	10.3	10.3	11.8	11.8
Liabilities:
Short-term debt	$608.5	$608.5	$8.1	$8.1
Interest rate and foreign currency derivative instruments	8.4	8.4	52.9	52.9
Contingent purchase price obligations	120.7	120.7	146.5	146.5
Long-term debt, including current portion	4,925.4	5,031.3	4,883.7	4,821.3

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
16. Subsequent Events
We have evaluated events subsequent to the balance sheet date and determined other than as described in Note 6 above, there have not been any events that have occurred that would require adjustment to or disclosure in the consolidated financial statements.

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
As a leading global advertising, marketing and corporate communications company, we operate in all major markets and have a large and diverse client base. For the six months ended June 30, 2019, our largest client accounted for 3.0% of our revenue and our 100 largest clients, which represent many of the world's major marketers, accounted for approximately 52% of our revenue. Our business is spread across a number of industry sectors with no one industry comprising more than 14% of our revenue for the six months ended June 30, 2019. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
As described in more detail below, for the six months ended June 30, 2019, revenue decreased $300.5 million, or 4.0%, compared to the six months ended June 30, 2018. Changes in foreign exchange rates reduced revenue $222.4 million, or 3.0%, acquisition revenue, net of disposition revenue, reduced revenue $277.7 million, or 3.7%, reflecting the disposition of certain non-strategic businesses, and organic growth increased revenue $199.6 million, or 2.7%.
Global economic conditions have a direct impact on our business and financial performance. Adverse global or regional economic conditions pose a risk that our clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications services, which would reduce the demand for our services. Revenue is typically lower in the first and third quarters and higher in the second and fourth quarters, reflecting client spending patterns during the year and additional project work that usually occurs in the fourth quarter. Additionally, certain global events targeted by major marketers for advertising expenditures, such as the FIFA World Cup and the Olympics, and certain national events, such as the U.S. election process, may affect our revenue period-over-period in certain businesses. Typically, these events do not have a significant impact on our revenue in any period. In the first six months of 2019, as compared to the first six months of 2018, improved organic growth in our advertising and media and healthcare businesses in North America was partially offset by negative performance and disposition activity primarily in our CRM Execution & Support disciplines. In Europe, most of our major markets had modest organic growth primarily driven by our advertising and media businesses, which was offset by the disposition of Sellbytel in the third quarter of 2018, the negative impact of changes in foreign exchange rates and negative performance in our CRM Consumer Experience businesses. The economic and political conditions in the E.U., including the status of Brexit, remain uncertain. In Latin America, continued unstable economic and political conditions in Brazil contributed to weak performance in the region and offset modest growth in Mexico. In Asia-Pacific, modest organic growth in most countries was partially offset by negative performance in China, which faced a difficult comparison to the prior year period. The economic and fiscal issues facing the countries in which we operate can cause economic uncertainty and volatility; however, the impact on our business varies by country. We monitor economic conditions closely, as well as client revenue levels and other factors and, in response to reductions in our client revenue, if necessary, we will take actions available to us to align our cost structure and manage our working capital. There can be no assurance whether, or to what extent, our efforts to mitigate any impact of future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments will be effective.
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
In the near term, barring unforeseen events and excluding the impact of changes in foreign exchange rates, because of continued improvement in the operating performance of many of our agencies, as well as new business activities, we expect our organic revenue to increase modestly for the remainder of 2019 and over the long term to be in excess of the weighted average nominal GDP growth in our major markets. We also expect to continue to identify acquisition opportunities intended to build upon the core capabilities of our strategic disciplines and business platforms, expand our operations in high-growth and emerging markets and enhance our capabilities to leverage new technologies that are being used by marketers today.
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
For the quarter ended June 30, 2019, our revenue decreased 3.6% compared to the quarter ended June 30, 2018. Changes in foreign exchange rates reduced revenue 2.6%, acquisition revenue, net of disposition revenue, reduced revenue 3.8% and organic growth increased revenue 2.8%. Across our principal regional markets, the changes in revenue were: North America increased 1.0%, Europe decreased 9.3%, Asia-Pacific decreased 6.1% and Latin America decreased 15.8%. In North America, improved organic growth in the United States and Canada was substantially offset by a decrease in revenue primarily resulting from net disposition activity in the United States and the weakening of the Canadian Dollar against the U.S. Dollar. Organic revenue growth in the United States was led by our advertising and media, healthcare and CRM Consumer Experience businesses, partially offset by a decrease in organic revenue growth in our CRM Execution & Support businesses. In Europe, modest organic growth in the region was offset by the weakening of substantially all currencies in the region against the U.S. Dollar, disposition activity and negative performance in France, which faced a difficult comparison to the prior year period, and Germany. The decrease in revenue in Latin America was primarily a result of the weakening of most currencies in the region against the U.S. Dollar, negative performance in Brazil and disposition activity. In Asia-Pacific, growth in most countries in the region, especially Japan and New Zealand, was offset by the weakening of all currencies in the region against the U.S. Dollar, as well as disposition activity, and negative performance in China, which faced a difficult comparison to the second quarter of 2018. The change in revenue in the second quarter of 2019 compared to the second quarter of 2018 in our four fundamental disciplines was: Advertising increased 1.3%, CRM Consumer Experience decreased 0.1%, CRM Execution & Support decreased 34.6%, Public Relations decreased 3.7% and Healthcare increased 7.5%.
For the six months ended June 30, 2019, our revenue decreased 4.0% compared to the six months ended June 30, 2018. Changes in foreign exchange rates reduced revenue 3.0%, acquisition revenue, net of disposition revenue, reduced revenue 3.7%, and organic growth increased revenue 2.7%. Across our principal regional markets, the changes in revenue were: North America increased 0.6%, Europe decreased 10.5%, Asia-Pacific decreased 6.3% and Latin America decreased 16.9%. In North America, improved growth in the United States and Canada was substantially offset by a decrease in revenue primarily resulting from net disposition activity in the United States and the weakening of the Canadian Dollar against the U.S. Dollar. Organic revenue growth in the United States was led by our advertising and media and healthcare businesses, partially offset by a decrease in organic revenue growth in our CRM Execution & Support businesses. In Europe, moderate organic growth in the region was offset by the weakening of substantially all currencies in the region against the U.S. Dollar, disposition activity, and weaker performance in France. The decrease in revenue in Latin America was primarily a result of the weakening of most currencies in the region against the U.S. Dollar, negative performance in Brazil and disposition activity. In Asia-Pacific, organic growth in most countries in the region, especially Australia, New Zealand and Japan, was offset by the weakening of all currencies in the region against the U.S. Dollar, disposition activity, and negative performance in China, which faced a difficult comparison to 2018. The change in revenue in the six months of 2019 compared to the six months of 2018, in our four fundamental disciplines was: Advertising increased 1.2%, CRM Consumer Experience decreased 2.3%, CRM Execution & Support decreased 32.9%, Public Relations decreased 3.6% and Healthcare increased 7.9%.
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
Operating expenses in the second quarter of 2019 decreased 4.0% period-over-period, primarily as a result of our disposition activity and the weakening of substantially all foreign currencies against the U.S. Dollar. Salary and service costs, which tend to fluctuate with changes in revenue, decreased $107.7 million, or 3.9%, in the second quarter of 2019 compared to the second quarter of 2018. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $4.2 million, or 1.3%, in the second quarter of 2019 compared to the second quarter of 2018. Operating margin for the second quarter of 2019 was 15.4% compared to 15.1% for the second quarter of 2018. The period-over-period increase primarily reflects a change in the mix of our business during the current period, including the positive effects following the disposition of underperforming businesses in the current and prior year and our repositioning activity in the third quarter of 2018, as well as our ongoing efforts to manage our cost structure and increase the efficiency of the operations of our agencies. Earnings before interest, taxes and amortization of intangible assets, or EBITA, margin for the second quarter of 2019 was 16.0% compared to 15.8% for the second quarter of 2018.
Operating expenses in the six months of 2019 decreased 4.6% period-over-period, primarily as a result of our disposition activity and the weakening of most foreign currencies against the U.S. Dollar. Salary and service costs, which tend to fluctuate with changes in revenue, decreased $252.9 million, or 4.6%, in the six months of 2019 compared to the six months of 2018. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $15.2 million, or 2.4%, in the six months of 2019 compared to the six months of 2018. Operating margin increased period-over-period to 13.9% from 13.4%. The period-over-period increase primarily reflects a change in the mix of our business during the current period, including the positive effects following the disposition of underperforming businesses in the current and prior year and our repositioning activity in the third quarter of 2018, as well as our ongoing efforts to manage our cost structure and increase the efficiency of the operations of our agencies. In addition, a net gain on the sale of certain businesses during the period, partially offset by the negative impact of changes in foreign exchange rates, marginally improved EBITA margin and operating profit in the current period. EBITA margin in the six months of 2019 was 14.5% compared to 14.1% in the six months of 2018.
Net interest expense in the second quarter of 2019 decreased $2.3 million period-over-period to $50.2 million, and net interest expense in the six months of 2019 decreased $3.1 million period-over-period to $96.2 million. Interest expense on debt increased $2.2 million to $62.5 million in the second quarter of 2019 and increased $5.4 million to $121.7 million in the six months of 2019, reflecting higher rates on the floating leg of our fixed-to-floating interest rate swaps, partially offset by a decrease in interest expense on commercial paper issuances compared to the prior period. In February 2019, OFL, a U.K. based wholly owned subsidiary of the Company, issued €520 million of short-term senior notes in a private placement to an investor outside the United States. The notes are unsecured, non-interest bearing and mature on August 14, 2019. As a result, in the second quarter and six months of 2019, we were able to substantially reduce our commercial paper issuances, which reduced interest expense in the periods. Interest income in the second quarter and six months of 2019 increased $2.5 million and $4.1 million period-over-period to $16.4 million and $33.4 million, respectively, reflecting higher cash balances available for investment.

Our effective tax rate for the six months of 2019, increased period-over-period to 25.7% from 25.2%. The effective tax rate for 2019 reflects a benefit of $10.8 million primarily from the net favorable settlements of uncertain tax positions in certain jurisdictions, which resulted in the recognition of net deferred tax assets in the second quarter of 2019. Included in income tax expense for 2018 is a reduction of approximately $13 million for the successful resolution of foreign tax claims in the first quarter of 2018, which lowered our effective tax rate to 25.2%.
Net income - Omnicom Group Inc. in the second quarter of 2019 increased $6.5 million, or 1.8%, to $370.7 million from $364.2 million in the second quarter of 2018, and net income - Omnicom Group Inc. in the six months of 2019 increased $5.6 million, or 0.9%, to $633.9 million from $628.3 million in the six months of 2018. The period-over-period increase is due to the factors described above. Diluted net income per share - Omnicom Group Inc. increased 5.0% to $1.68 in the second quarter of 2019, compared to $1.60 in the second quarter of 2018, and diluted net income per share - Omnicom Group Inc. increased 4.4% to $2.85 in the six months of 2019, compared to $2.73 in the six months of 2018, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards, stock option exercises and employee stock purchase plan.

RESULTS OF OPERATIONS - Second Quarter 2019 Compared to Second Quarter 2018 (in millions):

	2019	2018
Revenue	$3,719.8	$3,859.6
Operating Expenses:
Salary and service costs	2,665.2	2,772.9
Occupancy and other costs	315.4	319.6
Cost of services	2,980.6	3,092.5
Selling, general and administrative expenses	107.7	117.4
Depreciation and amortization	57.8	67.4
	3,146.1	3,277.3
Operating Profit	573.7	582.3
Operating Margin %	15.4%	15.1%
Interest Expense	66.6	66.4
Interest Income	16.4	13.9
Income Before Income Taxes and Income From Equity Method Investments	523.5	529.8
Income Tax Expense	130.6	136.7
Income From Equity Method Investments	1.2	1.7
Net Income	394.1	394.8
Net Income Attributed To Noncontrolling Interests	23.4	30.6
Net Income - Omnicom Group Inc.	$370.7	$364.2

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
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin for the periods presented (in millions):

	2019	2018
Net Income - Omnicom Group Inc.	$370.7	$364.2
Net Income Attributed To Noncontrolling Interests	23.4	30.6
Net Income	394.1	394.8
Income From Equity Method Investments	1.2	1.7
Income Tax Expense	130.6	136.7
Income Before Income Taxes and Income From Equity Method Investments	523.5	529.8
Interest Expense	66.6	66.4
Interest Income	16.4	13.9
Operating Profit	573.7	582.3
Add back: Amortization of intangible assets	21.2	27.0
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$594.9	$609.3

Revenue	$3,719.8	$3,859.6
EBITA	$594.9	$609.3
EBITA Margin %	16.0%	15.8%
Revenue
For the three months ended June 30, 2019 compared to the prior year period, revenue decreased $139.8 million, or 3.6%, to $3,719.8 million from $3,859.6 million in the second quarter of 2018. Changes in foreign exchange rates reduced revenue $100.3 million, acquisition revenue, net of disposition revenue, reduced revenue $147.6 million, and organic growth increased revenue $108.1 million.
The impact of changes in foreign exchange rates reduced revenue 2.6%, or $100.3 million, compared to the second quarter of 2018, primarily resulting from the weakening of substantially all foreign currencies, especially the Euro, British Pound and Australian Dollar, against the U.S. Dollar.
The components of revenue change for the second quarter of 2019 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
June 30, 2018	$3,859.6		$1,990.8		$1,868.8
Components of revenue change:
Foreign exchange rate impact	(100.3)	(2.6)%	—	—%	(100.3)	(5.4)%
Acquisition revenue, net of disposition revenue	(147.6)	(3.8)%	(48.8)	(2.5)%	(98.8)	(5.3)%
Organic growth	108.1	2.8%	63.2	3.2%	44.9	2.4%
June 30, 2019	$3,719.8	(3.6)%	$2,005.2	0.7%	$1,714.6	(8.3)%
The components and percentages are calculated as follows:

•
Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $3,820.1 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($3,719.8 million less $3,820.1 million for the Total column).

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

•	Organic growth is calculated by subtracting the foreign exchange rate impact, and the acquisition revenue, net of disposition revenue components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($3,859.6 million for the Total column).
Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. Assuming exchange rates at July 11, 2019 remain unchanged, we expect the impact of changes in foreign exchange rates to reduce revenue by approximately 2.0% for the year and 1.0% in the third quarter.
Revenue and organic growth, expressed as a percentage in our principal regional markets were (in millions):

	Three Months Ended June 30,
	2019	2018	$ Change	% Organic Growth
Americas:
North America	$2,118.4	$2,097.4	$21.0	3.6%
Latin America	96.9	115.1	(18.2)	(2.4)%
EMEA:
Europe	1,035.9	1,142.6	(106.7)	2.8%
Middle East and Africa	61.0	70.2	(9.2)	(8.3)%
Asia-Pacific	407.6	434.3	(26.7)	1.9%
	$3,719.8	$3,859.6	$(139.8)	2.8%
Revenue in Europe, which includes our primary markets of the U.K. and the Euro Zone, decreased $106.7 million for the second quarter of 2019. Revenue in the U.K., representing 9.7% of total revenue, decreased $2.5 million primarily due to the weakening of the British Pound against the U.S. Dollar. Revenue in Continental Europe, which comprises the Euro Zone and the other European countries, representing 18.2% of total revenue, decreased $104.2 million primarily due to disposition activity and the unfavorable impact from changes in foreign exchange rates.
In North America, improved organic growth in the United States and Canada was substantially offset by a decrease in revenue primarily resulting from net disposition activity in the United States and the weakening of the Canadian Dollar against the U.S. Dollar. Organic revenue growth in the United States was led by our advertising and media, healthcare and CRM Consumer Experience businesses, partially offset by a decrease in organic revenue growth in our CRM Execution & Support businesses. In Europe, modest organic growth in the region was offset by the weakening of substantially all currencies in the region against the U.S. Dollar, disposition activity and negative performance in France, which faced a difficult comparison to the prior year period, and Germany. The decrease in revenue in Latin America was primarily a result of the weakening of most currencies in the region against the U.S. Dollar, negative performance in Brazil and disposition activity. In Asia-Pacific, growth in most countries in the region, especially Japan and New Zealand, was offset by the weakening of all currencies in the region against the U.S. Dollar, disposition activity, and negative performance in China, which faced a difficult comparison to the second quarter of 2018.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change in the second quarter of 2019 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 2.9% and 2.8% of our revenue for the second quarter of 2019 and 2018, respectively. Our ten largest and 100 largest clients represented 19.5% and 52.0% of our revenue for the second quarter of 2019, respectively, and 19.1% and 51.0% of our revenue for the second quarter of 2018, respectively.
In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following categories: advertising, CRM, which includes CRM Consumer Experience and CRM Execution & Support, public relations and healthcare.
Revenue for the second quarter of 2019 and 2018 and the change in revenue and organic growth from the second quarter of 2018 by discipline were (in millions):

	Three Months Ended June 30,
	2019		2018		2019 vs. 2018
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising	$2,093.9	56.3%	$2,067.6	53.6%	$26.3	4.4%
CRM Consumer Experience	659.5	17.7%	660.0	17.1%	(0.5)	1.9%
CRM Execution & Support	326.1	8.8%	498.7	12.9%	(172.6)	(2.6)%
Public Relations	349.3	9.4%	362.7	9.4%	(13.4)	(1.3)%
Healthcare	291.0	7.8%	270.6	7.0%	20.4	8.4%
	$3,719.8		$3,859.6		$(139.8)	2.8%
We provide services to clients that operate in various industry sectors. Revenue by sector for the second quarter of 2019 and 2018 was:

	2019	2018
Food and Beverage	13%	13%
Consumer Products	9%	9%
Pharmaceuticals and Health Care	14%	13%
Financial Services	9%	8%
Technology	7%	9%
Auto	10%	10%
Travel and Entertainment	7%	7%
Telecommunications	5%	5%
Retail	5%	6%
Other	21%	20%

Operating Expenses
Operating expenses for the second quarter of 2019 compared to the second quarter of 2018 were (in millions):

	Three Months Ended June 30,
	2019		2018		2019 vs. 2018
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$3,719.8		$3,859.6		$(139.8)	(3.6)%
Operating Expenses:
Salary and service costs	2,665.2	71.6%	2,772.9	71.8%	(107.7)	(3.9)%
Occupancy and other costs	315.4	8.5%	319.6	8.3%	(4.2)	(1.3)%
Cost of services	2,980.6		3,092.5		(111.9)	(3.6)%
Selling, general and administrative expenses	107.7	2.9%	117.4	3.0%	(9.7)	(8.3)%
Depreciation and amortization	57.8	1.6%	67.4	1.7%	(9.6)	(14.2)%
	3,146.1	84.6%	3,277.3	84.9%	(131.2)	(4.0)%
Operating Profit	$573.7	15.4%	$582.3	15.1%	$(8.6)	(1.5)%
Operating expenses in the second quarter of 2019 decreased $131.2 million, or 4.0%, period-over-period, primarily as a result of our disposition activity and the weakening of substantially all foreign currencies against the U.S. Dollar. Salary and service costs, which tend to fluctuate with changes in revenue, decreased $107.7 million, or 3.9%, in the second quarter of 2019 compared to the second quarter of 2018. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $4.2 million, or 1.3%, in the second quarter of 2019 compared to the second quarter of 2018. Operating margin for the second quarter of 2019 was 15.4% compared to 15.1% for the second quarter of 2018. The period-over-period increase primarily reflects a change in the mix of our business during the current period, including the positive effects following the disposition of underperforming businesses in the current and prior year and our repositioning activity in the third quarter of 2018, as well as our ongoing efforts to manage our cost structure and increase the efficiency of the operations of our agencies. Earnings before interest, taxes and amortization of intangible assets, or EBITA, margin for the second quarter of 2019 was 16.0% compared to 15.8% for the second quarter of 2018.
Net Interest Expense
Net interest expense in the second quarter of 2019 decreased $2.3 million period-over-period to $50.2 million. Interest expense on debt increased $2.2 million to $62.5 million in the second quarter of 2019, reflecting higher rates on the floating leg of our fixed-to-floating interest rate swaps, partially offset by a decrease in interest expense on commercial paper issuances compared to the prior period. In February 2019, OFL issued €520 million of short-term senior notes in a private placement to an investor outside the United States. The notes are unsecured, non-interest bearing and mature on August 14, 2019. As a result, in the second quarter of 2019, we were able to substantially reduce our commercial paper issuances, which reduced interest expense in the period. Interest income increased $2.5 million to $16.4 million period-over-period, reflecting higher cash balances available for investment.
Income Taxes
Our effective tax rate for the second quarter of 2019 decreased period-over-period to 24.9% from 25.8%. In the second quarter of 2019, income tax expense was reduced by $10.8 million primarily from the net favorable settlements of uncertain tax positions in certain jurisdictions, which resulted in the recognition of a deferred tax asset in the current period.
Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the second quarter of 2019 increased $6.5 million, or 1.8%, to $370.7 million from $364.2 million in the second quarter of 2018. The period-over-period increase is due to the factors described above. Diluted net income per share - Omnicom Group Inc. increased 5.0% to $1.68 in the second quarter of 2019, compared to $1.60 in the second quarter of 2018, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan.

RESULTS OF OPERATIONS - Six Months of 2019 Compared to Six Months of 2018 (in millions):

	2019	2018
Revenue	$7,188.7	$7,489.2
Operating Expenses:
Salary and service costs	5,232.8	5,485.7
Occupancy and other costs	624.7	639.9
Cost of services	5,857.5	6,125.6
Selling, general and administrative expenses	211.2	222.9
Depreciation and amortization	117.4	136.8
	6,186.1	6,485.3
Operating Profit	1,002.6	1,003.9
Operating Margin %	13.9%	13.4%
Interest Expense	129.6	128.6
Interest Income	33.4	29.3
Income Before Income Taxes and Income From Equity Method Investments	906.4	904.6
Income Tax Expense	233.2	227.7
Income From Equity Method Investments	0.7	2.6
Net Income	673.9	679.5
Net Income Attributed To Noncontrolling Interests	40.0	51.2
Net Income - Omnicom Group Inc.	$633.9	$628.3
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
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin for the periods presented (in millions):

	2019	2018
Net Income - Omnicom Group Inc.	$633.9	$628.3
Net Income Attributed To Noncontrolling Interests	40.0	51.2
Net Income	673.9	679.5
Income From Equity Method Investments	0.7	2.6
Income Tax Expense	233.2	227.7
Income Before Income Taxes and Income From Equity Method Investments	906.4	904.6
Interest Expense	129.6	128.6
Interest Income	33.4	29.3
Operating Profit	1,002.6	1,003.9
Add back: Amortization of intangible assets	42.8	54.5
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$1,045.4	$1,058.4

Revenue	$7,188.7	$7,489.2
EBITA	$1,045.4	$1,058.4
EBITA Margin %	14.5%	14.1%
Revenue
In the six months of 2019, revenue decreased $300.5 million, or 4.0%, to $7,188.7 million from $7,489.2 million in the six months of 2018. Changes in foreign exchange rates reduced revenue $222.4 million, acquisition revenue, net of disposition revenue, reduced revenue $277.7 million, and organic growth increased revenue $199.6 million.

The impact of changes in foreign exchange rates reduced revenue 3.0%, or $222.4 million, compared to the six months of 2018, primarily resulting from the weakening of substantially all foreign currencies, especially the Euro, British Pound, Australian Dollar and Canadian Dollar, against the U.S. Dollar.
The components of revenue change for the six months of 2019 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
June 30, 2018	$7,489.2		$3,871.9		$3,617.3
Components of revenue change:
Foreign exchange rate impact	(222.4)	(3.0)%	—	—%	(222.4)	(6.1)%
Acquisition revenue, net of disposition revenue	(277.7)	(3.7)%	(83.2)	(2.1)%	(194.5)	(5.4)%
Organic growth	199.6	2.7%	100.7	2.6%	98.9	2.7%
June 30, 2019	$7,188.7	(4.0)%	$3,889.4	0.5%	$3,299.3	(8.8)%
The components and percentages are calculated as follows:

•
Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $7,411.1 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($7,188.7 million less $7,411.1 million for the Total column).

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

•	Organic growth is calculated by subtracting the foreign exchange rate impact, and the acquisition revenue, net of disposition revenue components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($7,489.2 million for the Total column).
Revenue and organic growth, expressed as a percentage in our principal regional markets were (in millions):

	2019	2018	$ Change	% Organic Growth
Americas:
North America	$4,107.6	$4,083.1	$24.5	2.9%
Latin America	185.8	223.5	(37.7)	(2.7)%
EMEA:
Europe	1,981.4	2,212.7	(231.3)	3.0%
Middle East and Africa	140.0	143.6	(3.6)	2.5%
Asia-Pacific	773.9	826.3	(52.4)	2.0%
	$7,188.7	$7,489.2	$(300.5)	2.7%
Revenue in Europe, which includes our primary markets of the U.K. and the Euro Zone, decreased $231.3 million for the six months of 2019 as compared to the prior year period. Revenue in the U.K., representing 9.7% of total revenue, decreased $21.7 million, primarily due to the weakening of the British Pound against the U.S. Dollar. Revenue in Continental Europe, which comprises the Euro Zone and the other European countries, representing 17.8% of total revenue, decreased $209.6 million primarily due to disposition activity and the unfavorable impact from changes in foreign exchange rates.
In North America, improved growth in the United States and Canada was substantially offset by a decrease in revenue primarily resulting from net disposition activity in the United States and the weakening of the Canadian Dollar against the U.S. Dollar. Organic revenue growth in the United States was led by our advertising and media and healthcare businesses, partially offset by a decrease in organic revenue growth in our CRM Execution & Support businesses. In Europe, moderate organic growth in the region was offset by the weakening of substantially all currencies in the region against the U.S. Dollar, disposition activity, and weaker performance in France. The decrease in revenue in Latin America was primarily a result of the weakening of most currencies in the region against the U.S. Dollar, negative performance in Brazil and disposition activity. In Asia-Pacific, organic growth in most countries in the region, especially Australia, New Zealand and Japan, was offset by the weakening of all currencies in the region against the U.S. Dollar, disposition activity, and negative performance in China, which faced a difficult comparison to 2018.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change through the six months of 2019 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 3.0% and 2.9% of our revenue for the six months of 2019 and 2018, respectively. Our ten largest and 100 largest clients represented 19.3% and 51.7% of our revenue for the six months of 2019, respectively, and 19.3% and 51.3% of our revenue for the six months of 2018, respectively.
In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following categories: advertising, CRM, which includes CRM Consumer Experience and CRM Execution & Support, public relations and healthcare.
Revenue for the six months of 2019 and 2018 and the change in revenue and organic growth from the six months of 2018 by discipline were (in millions):

	Six Months Ended June 30,
	2019		2018
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising	$4,015.3	55.9%	$3,968.9	53.0%	$46.4	4.7%
CRM Consumer Experience	1,265.3	17.6%	1,294.9	17.3%	(29.6)	0.7%
CRM Execution & Support	675.6	9.4%	1,007.2	13.4%	(331.6)	(2.9)%
Public Relations	683.4	9.5%	709.1	9.5%	(25.7)	(0.9)%
Healthcare	549.1	7.6%	509.1	6.8%	40.0	7.6%
	$7,188.7		$7,489.2		$(300.5)	2.7%
We provide services to clients that operate in various industry sectors. Revenue by sector for the six months of 2019 and 2018 was:

	2019	2018
Food and Beverage	13%	13%
Consumer Products	9%	9%
Pharmaceuticals and Health Care	14%	13%
Financial Services	8%	8%
Technology	7%	9%
Auto	11%	10%
Travel and Entertainment	7%	7%
Telecommunications	5%	5%
Retail	5%	6%
Other	21%	20%
Operating Expenses
Operating expenses for the six months of 2019 compared to the six months of 2018 were (in millions):

	Six Months Ended June 30,
	2019		2018		2019 vs. 2018
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$7,188.7		$7,489.2		$(300.5)	(4.0)%
Operating Expenses:
Salary and service costs	5,232.8	72.8%	5,485.7	73.2%	(252.9)	(4.6)%
Occupancy and other costs	624.7	8.7%	639.9	8.5%	(15.2)	(2.4)%
Cost of services	5,857.5		6,125.6		(268.1)
Selling, general and administrative expenses	211.2	2.9%	222.9	3.0%	(11.7)	(5.2)%
Depreciation and amortization	117.4	1.6%	136.8	1.8%	(19.4)	(14.2)%
	6,186.1	86.1%	6,485.3	86.6%	(299.2)	(4.6)%
Operating Profit	$1,002.6	13.9%	$1,003.9	13.4%	$(1.3)	(0.1)%

Operating expenses in the six months of 2019 decreased $299.2 million, or 4.6%, period-over-period, primarily as a result of our disposition activity and the weakening of most foreign currencies against the U.S. Dollar. Salary and service costs, which tend to fluctuate with changes in revenue, decreased $252.9 million, or 4.6%, in the six months of 2019 compared to the six months of 2018. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $15.2 million, or 2.4%, in the six months of 2019 compared to the six months of 2018. Operating margin increased period-over-period to 13.9% from 13.4%. The period-over-period increase primarily reflects a change in the mix of our business during the current period, including the positive effects following the disposition of underperforming businesses in the current and prior year and our repositioning activity in the third quarter of 2018, as well as our ongoing efforts to manage our cost structure and increase the efficiency of the operations of our agencies. In addition, a net gain on the sale of certain businesses during the period, partially offset by the negative impact of changes in foreign exchange rates, marginally improved EBITA margin and operating profit in the current period. EBITA margin in the six months of 2019 was 14.5% compared to 14.1% in the six months of 2018.
Net Interest Expense
Net interest expense in the six months of 2019 decreased $3.1 million period-over-period to $96.2 million. Interest expense on debt increased $5.4 million to $121.7 million in the six months of 2019, reflecting higher rates on the floating leg of our fixed-to-floating interest rate swaps, partially offset by a decrease in interest expense on commercial paper issuances compared to the prior period. In February 2019, OFL issued €520 million of short-term senior notes in a private placement to an investor outside the United States. The notes are unsecured, non-interest bearing and mature on August 14, 2019. As a result, in the six months of 2019, we were able to substantially reduce our commercial paper issuances, which reduced interest expense in the period. Interest income in the six months of 2019 increased $4.1 million period-over-period to $33.4 million due to higher interest earned on cash held by our international treasury centers.
Income Taxes
Our effective tax rate for the six months of 2019, increased period-over-period to 25.7% from 25.2%. The effective tax rate for 2019 reflects a benefit of $10.8 million primarily from the net favorable settlements of uncertain tax positions in certain jurisdictions, which resulted in the recognition of net deferred tax assets in the second quarter of 2019. Included in income tax expense for 2018 is a reduction of approximately $13 million for the successful resolution of foreign tax claims in the first quarter of 2018, which lowered our effective tax rate to 25.2%.
Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the six months of 2019 increased $5.6 million, or 0.9%, to $633.9 million from $628.3 million in the six months of 2018. The period-over-period increase is due to the factors described above. Diluted net income per share - Omnicom Group Inc. increased 4.4% to $2.85 in the six months of 2019, compared to $2.73 in the six months of 2018, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan.

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
The assumptions used for the long-term growth rate and WACC in our evaluations as of June 30, 2019 and 2018 were:

	June 30,
	2019	2018
Long-Term Growth Rate	3.5%	4%
WACC	10.1% - 10.6%	10.5% - 11.1%

Long-term growth rate represents our estimate of the long-term growth rate for our industry and the markets of the global economy we operate in. For the past ten years, the average historical revenue growth rate of our reporting units and the Average Nominal GDP, or NGDP, growth of the countries comprising the major markets that account for substantially all of our revenue was approximately 3.2% and 3.6%, respectively. We considered this history when determining the long-term growth rates used in our annual impairment test at June 30, 2019. We believe marketing expenditures over the long term have a high correlation to NGDP. Based on our historical performance, we also believe that our long-term growth rate will exceed NGDP growth in the markets we operate in, which are similar across our reporting units. For our annual test as of June 30, 2019, we used an estimated long-term growth rate of 3.5%.
When performing the annual impairment test as of June 30, 2019 and estimating the future cash flows of our reporting units, we considered the current macroeconomic environment, as well as industry and market specific conditions at mid-year 2019. In the first half of 2019, our revenue increased 2.7%, which excluded our net disposition activity and the impact from changes in foreign exchange rates. While our businesses in Europe had improved performance, the continuing uncertain economic and political conditions in the EU have been further complicated by the United Kingdom's ongoing negotiations with the European Council to withdraw from the EU. During the first half of 2019, weakness in certain Latin American economies we operate in has the potential to affect our near-term performance in that region. We considered the effect of these conditions in our annual impairment test.
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
Goodwill Impairment Review - Conclusion
Based on the results of our impairment test, we concluded that our goodwill at June 30, 2019 was not impaired, because the fair value of each of our reporting units was substantially in excess of its respective net book value. The minimum decline in fair value that one of our reporting units would need to experience in order to fail the goodwill impairment test was approximately 65%. Notwithstanding our belief that the assumptions we used for WACC and long-term growth rate in our impairment testing are reasonable, we performed a sensitivity analysis for each of our reporting units. The results of this sensitivity analysis on our impairment test as of June 30, 2019 revealed that if the WACC increased by 1% and/or the long-term growth rate decreased by 1%, the fair value of each of our reporting units would continue to be substantially in excess of its respective net book value and would pass the impairment test.
We will continue to perform our impairment test at the end of the second quarter of each year unless events or circumstances trigger the need for an interim impairment test. The estimates used in our goodwill impairment test do not constitute forecasts or projections of future results of operations, but rather are estimates and assumptions based on historical results and assessments of macroeconomic factors affecting our reporting units as of the valuation date. We believe that our estimates and assumptions are reasonable, but they are subject to change from period to period. Actual results of operations and other factors will likely differ from the estimates used in our discounted cash flow valuation, and it is possible that differences could be significant. A change in the estimates we use could result in a decline in the estimated fair value of one or more of our reporting units from the amounts derived as of our latest valuation and could cause us to fail our goodwill impairment test if the estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. A large decline in estimated fair value of a reporting unit could result in a non-cash impairment charge and may have an adverse effect on our results of operations and financial condition.

NEW ACCOUNTING STANDARDS
On January 1, 2019, we adopted FASB Accounting Standards Codification, or ASC, Topic 842, Leases, or ASC 842, which had a substantial impact on total assets and liabilities, but had no impact on our results of operations or equity.
Notes 1 and 3 to the unaudited consolidated financial statements provide information regarding new accounting standards.
LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements
Our primary liquidity sources are our operating cash flow, cash and cash equivalents and short-term investments. Additional liquidity sources include our credit facilities and commercial paper program, and access to the capital markets. At June 30, 2019, we have a $2.5 billion revolving Credit Facility expiring on July 31, 2021, uncommitted credit lines aggregating $1.5 billion, and the ability to issue up to $2 billion of commercial paper. Our liquidity funds our non-discretionary cash requirements and our discretionary spending.
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
Cash and cash equivalents decreased $754.3 million from December 31, 2018, and short-term investments decreased $0.1 million from December 31, 2018. During the first six months of 2019, we used $492.9 million of cash in operating activities, which included the use for operating capital of $1,306.6 million, reflecting our typical working capital requirement during the period. Our discretionary spending during the first six months of 2019 was: capital expenditures of $48.8 million; dividends paid to common shareholders of $280.4 million; dividends paid to shareholders of noncontrolling interests of $46.1 million; repurchases of our common stock, net of proceeds from stock option exercises and related tax benefits and common stock sold to our employee stock purchase plan, of $523.7 million; and acquisition payments, including payment of contingent purchase price obligations and acquisition of additional shares of noncontrolling interests, net of cash acquired, of $34.0 million.
Our $500 million 6.25% Senior Notes due 2019 matured on July 15, 2019 and were retired. As of June 30, 2019, the 2019 Notes were classified as current. In addition, because of the current low interest rate environment in the European capital markets, in the first quarter of 2019, OFL issued €520 million of short-term senior notes in a private placement to an investor outside the United States (see Note 6 to the unaudited consolidated financial statements). The notes are unsecured, non-interest bearing and mature on August 14, 2019. As a result, the Company was able to substantially reduce its commercial paper issuances in the first half of the year compared to the first half of 2018, which reduced interest expense in the period.
On July 8, 2019, OFHP, a U.K. based wholly owned subsidiary of Omnicom, issued €500 million 0.80% Senior Notes due July 8, 2027 and €500 million 1.40% Senior Notes due July 8, 2031. The U.S. Dollar equivalent of the net proceeds, after deducting the underwriting discount and offering expenses, was $1.1 billion, resulting in an effective interest rate of 0.92% and 1.53%, respectively. A portion of the net proceeds was used to retire the outstanding 2019 Notes at maturity. The remaining net proceeds will be used to redeem $400 million aggregate principal amount of the outstanding $1 billion 4.45% Senior Notes due 2020 on August 1, 2019 and for general corporate purposes, which could include working capital expenditures and repayment of short-term or long-term debt.
On July 2, 2019, Omnicom announced the partial redemption of $400 million aggregate principal amount of the outstanding 2020 Notes for redemption on August 1, 2019 at a price equal to 100% of the principal amount of the 2020 Notes being redeemed plus accrued interest and a make-whole premium as specified in the indenture. At June 30, 2019, we classified $400 million of the 2020 Notes as current.
At June 30, 2019, on a pro forma basis giving effect to these transactions using current foreign exchange rates, Omnicom would have had $5.1 billion aggregate principal amount of long-term debt.

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
At June 30, 2019, our foreign subsidiaries held approximately $970 million of our total cash and cash equivalents of $2.9 billion. Most of the cash is available to us, net of any foreign withholding taxes payable upon repatriation to the United States.
Our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents and short-term investments, at June 30, 2019 increased $1.4 billion as compared to December 31, 2018. The increase in net debt is due to a decrease in cash and cash equivalents and short-term investments of $754.4 million primarily arising from the unfavorable change in our operating capital of $1,306.6 million, which typically occurs in the first half of the year.
The components of net debt as of June 30, 2019, December 31, 2018 and June 30, 2018 were (in millions):

	June 30, 2019	December 31, 2018	June 30, 2018
Short- term debt	$608.5	$8.1	$20.8
Long-term debt, including current portion	4,925.4	4,883.7	4,866.8
Total debt	5,533.9	4,891.8	4,887.6
Less: Cash and cash equivalents and short-term investments	2,903.5	3,657.9	1,918.7
Net debt	$2,630.4	$1,233.9	$2,968.9
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
Debt Instruments and Related Covenants
At June 30, 2019, the total principal amount of our fixed rate senior notes was $4.9 billion and the total notional amount of the fixed-to-floating interest rate swaps was $1.25 billion. The interest rate swaps have the economic effect of converting our debt portfolio to approximately 75% fixed rate obligations and 25% floating rate obligations. In addition, during the first quarter of 2019, OFL issued, and Omnicom guaranteed, €520 million of short-term senior notes (see Note 6 to the unaudited consolidated financial statements).
Omnicom and its wholly owned finance subsidiary OCI are co-obligors under all the senior notes (other than the OFL notes). The senior notes are a joint and several liability of us and OCI, and we unconditionally guarantee OCI’s obligations with respect to the senior notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets primarily consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries, and the related interest receivable. There are no restrictions on the ability of OCI or us to obtain funds from our subsidiaries through dividends, loans or advances. Our senior notes are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness.
Omnicom and OCI have, jointly and severally, fully and unconditionally guaranteed OFHP’s obligations with respect to the Euro Notes. OFHP’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, which provide funding for various operating companies in Europe, Brazil, Australia and other countries in the Asia-Pacific region. The finance companies’ assets consist of intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivables. There are no restrictions on the ability of Omnicom, OCI or OFHP to obtain funds from their subsidiaries through dividends, loans or advances. The Euro Notes and the related guarantees are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OFHP and each of Omnicom and OCI, respectively.

The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At June 30, 2019, we were in compliance with these covenants as our Leverage Ratio was 2.4 times and our Interest Coverage Ratio was 9.6 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
At June 30, 2019, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody's. Our access to the commercial paper market and the cost of these borrowings are affected by our credit ratings and market conditions. Our senior notes and Credit Facility do not contain provisions that require acceleration of cash payments in the event our debt credit ratings are downgraded.
Credit Markets and Availability of Credit
We have typically funded our day-to-day liquidity by issuing commercial paper. Additional liquidity sources include our Credit Facility or the uncommitted credit lines. At June 30, 2019, there were no outstanding commercial paper issuances or borrowings under the Credit Facility or the uncommitted credit lines.
Commercial paper activity for the three months ended June 30, 2019 and 2018 was (dollars in millions):

	2019	2018
Average amount outstanding during the quarter	$246.6	$717.0
Maximum amount outstanding during the quarter	$666.0	$1,218.7
Average days outstanding	3.0	12.7
Weighted average interest rate	2.64%	2.28%
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
CREDIT RISK
We provide advertising, marketing and corporate communications services to several thousand clients who operate in nearly every sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client represented 3.0% of our revenue for the first six months of 2019. However, during periods of economic downturn, the credit profiles of our clients could change.
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
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2019, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of June 30, 2019. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common stock repurchases during the three months ended June 30, 2019 were:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2019	144,829	$82.43	—	—
May 1 - 31, 2019	1,262,933	78.96	—	—
June 1 - 30, 2019	1,638,084	79.24	—	—
	3,045,846	$79.28	—	—
During the three months ended June 30, 2019, we purchased 2,965,000 shares of our common stock in the open market for general corporate purposes and withheld 80,846 shares from employees to satisfy estimated statutory income tax obligations related to stock option exercises and vesting of restricted stock. The value of the common stock withheld was based on the closing price of our common stock on the applicable exercise or vesting date.
There were no unregistered sales of our equity securities during the three months ended June 30, 2019.
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

OMNICOM GROUP INC.
Date:	July 17, 2019	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)