Form 10-Q
period 2019-09-30
OMNICOM GROUP INC.
filed 2019-10-15
CIK 29989

___________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
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
_________________________
As of October 8, 2019, there were 217,732,035 shares of Omnicom Group Inc. Common Stock outstanding.

OMNICOM GROUP INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019
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

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,440.4	$3,652.4
Short-term investments, at cost	5.2	5.5
Accounts receivable, net of allowance for doubtful accounts of $18.7 and $26.8	6,547.9	7,666.1
Work in process	1,427.9	1,161.5
Other current assets	1,179.5	1,241.4
Total Current Assets	11,600.9	13,726.9
Property and Equipment at cost, less accumulated depreciation of $1,137.4 and $1,185.0	665.4	694.4
Operating Lease Right-Of-Use Assets	1,382.7	—
Equity Method Investments	110.5	120.9
Goodwill	9,291.4	9,384.3
Intangible Assets, net of accumulated amortization of $753.2 and $737.4	334.5	382.8
Other Assets	268.1	307.7
TOTAL ASSETS	$23,653.5	$24,617.0

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$9,439.6	$11,464.3
Customer advances	1,059.2	1,159.0
Current portion of debt	603.4	499.6
Short-term debt	7.9	8.1
Taxes payable	191.3	180.6
Other current liabilities	1,958.4	1,958.6
Total Current Liabilities	13,259.8	15,270.2
Long-Term Liabilities	975.5	1,197.8
Long-Term Liability - Operating Leases	1,277.0	—
Long-Term Debt	4,507.0	4,384.1
Deferred Tax Liabilities	423.9	413.7
Commitments and Contingent Liabilities (Note 13)
Temporary Equity - Redeemable Noncontrolling Interests	222.8	244.3
Equity:
Shareholders’ Equity:
Preferred stock	—	—
Common stock	44.6	44.6
Additional paid-in capital	728.6	728.8
Retained earnings	7,533.1	7,016.1
Accumulated other comprehensive income (loss)	(1,348.8)	(1,228.5)
Treasury stock, at cost	(4,493.4)	(4,013.9)
Total Shareholders’ Equity	2,464.1	2,547.1
Noncontrolling interests	523.4	559.8
Total Equity	2,987.5	3,106.9
TOTAL LIABILITIES AND EQUITY	$23,653.5	$24,617.0

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$3,623.8	$3,714.3	$10,812.5	$11,203.5
Operating Expenses:
Salary and service costs	2,704.7	2,834.2	7,937.5	8,319.9
Occupancy and other costs	290.7	376.8	915.4	1,016.7
Net gain on disposition of subsidiaries	—	(178.4)	—	(178.4)
Cost of services	2,995.4	3,032.6	8,852.9	9,158.2
Selling, general and administrative expenses	97.2	113.5	308.4	336.3
Depreciation and amortization	57.9	65.9	175.3	202.7
	3,150.5	3,212.0	9,336.6	9,697.2
Operating Profit	473.3	502.3	1,475.9	1,506.3
Interest Expense	62.8	69.4	192.4	198.1
Interest Income	13.5	12.7	46.9	42.0
Income Before Income Taxes and Income From Equity Method Investments	424.0	445.6	1,330.4	1,350.2
Income Tax Expense	112.3	115.3	345.5	343.0
Income From Equity Method Investments	0.5	1.0	1.2	3.6
Net Income	312.2	331.3	986.1	1,010.8
Net Income Attributed To Noncontrolling Interests	22.0	32.4	62.0	83.6
Net Income - Omnicom Group Inc.	$290.2	$298.9	$924.1	$927.2
Net Income Per Share - Omnicom Group Inc.:
Basic	$1.33	$1.33	$4.19	$4.08
Diluted	$1.32	$1.32	$4.17	$4.06

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income	$312.2	$331.3	$986.1	$1,010.8
Other Comprehensive Income:
Cash flow hedge:
Amortization of loss included in interest expense	0.9	1.4	2.7	4.2
Income tax effect	—	(0.4)	0.2	(1.2)
	0.9	1.0	2.9	3.0
Defined benefit pension plans and postemployment arrangements:
Amortization of prior service cost	1.3	2.0	3.9	5.9
Amortization of actuarial losses	0.6	2.0	1.6	6.2
Income tax effect	(1.2)	1.5	(2.8)	(0.9)
	0.7	5.5	2.7	11.2
Available-for-sale securities:
Reclassification	—	—	—	0.3
	—	—	—	0.3

Foreign currency translation adjustment	(129.2)	(30.3)	(116.4)	(267.4)

Other Comprehensive Income	(127.6)	(23.8)	(110.8)	(252.9)

Comprehensive Income	184.6	307.5	875.3	757.9
Comprehensive Income Attributed To Noncontrolling Interests	8.3	27.5	49.2	53.9
Comprehensive Income - Omnicom Group Inc.	$176.3	$280.0	$826.1	$704.0

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common Stock, shares	297.2	297.2	297.2	297.2
Common Stock, par value	$44.6	$44.6	$44.6	$44.6

Additional Paid-in Capital
Beginning Balance	$726.2	$811.5	$728.8	$828.3
Acquisition of noncontrolling interests	(21.6)	1.4	(19.5)	(36.4)
Change in temporary equity	36.6	(50.2)	24.5	(52.2)
Share-based compensation	19.2	18.7	53.5	53.8
Stock issued, share-based compensation	(31.8)	(38.1)	(58.7)	(50.2)
Ending Balance	728.6	743.3	728.6	743.3

Retained Earnings
Beginning Balance	7,384.7	6,587.7	7,016.1	6,210.6
Cumulative effect of accounting changes	—	—	22.3	23.6
Net income	290.2	298.9	924.1	927.2
Common stock dividends declared	(141.8)	(134.9)	(429.4)	(409.7)
Ending Balance	7,533.1	6,751.7	7,533.1	6,751.7

Accumulated Other Comprehensive Income (Loss)
Beginning Balance	(1,234.9)	(1,167.3)	(1,228.5)	(963.0)
Cumulative effect of accounting changes	—	—	(22.3)	—
Other comprehensive income (loss)	(113.9)	(18.9)	(98.0)	(223.2)
Ending Balance	(1,348.8)	(1,186.2)	(1,348.8)	(1,186.2)

Treasury Stock
Beginning Balance	(4,510.4)	(3,955.1)	(4,013.9)	(3,505.4)
Stock issued, share-based compensation	34.6	40.9	65.7	60.4
Common stock repurchased	(17.6)	(57.5)	(545.2)	(526.7)
Ending Balance	(4,493.4)	(3,971.7)	(4,493.4)	(3,971.7)

Shareholders’ Equity	2,464.1	2,381.7	2,464.1	2,381.7

Noncontrolling Interests
Beginning Balance	549.2	537.5	559.8	537.1
Cumulative effect of accounting changes	—	—	—	0.4
Net income	22.0	32.4	62.0	83.6
Other comprehensive income (loss)	(13.7)	(5.0)	(12.8)	(29.8)
Dividends to noncontrolling interests	(25.5)	(47.4)	(71.6)	(104.7)
Acquisition of noncontrolling interests	(23.0)	(10.0)	(29.4)	(34.8)
Increase in noncontrolling interests from business combinations	14.4	56.5	15.4	112.2
Ending Balance	523.4	564.0	523.4	564.0

Total Equity	$2,987.5	$2,945.7	$2,987.5	$2,945.7

Dividends Declared Per Common Share	$0.65	$0.60	$1.95	$1.80

The accompanying notes to the consolidated financial statements are an integral part of these statements.

OMNICOM GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$986.1	$1,010.8
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of right-of-use assets	111.3	123.0
Amortization of intangible assets	64.0	79.7
Amortization of net deferred gain on interest rate swaps	(9.1)	(9.6)
Share-based compensation	53.6	53.9
Net gain from disposition of subsidiaries	—	(178.4)
Impact of Tax Act	—	28.9
Other, net	2.2	24.7
Use of operating capital	(1,440.0)	(1,371.6)
Net Cash Used In Operating Activities	(231.9)	(238.6)
Cash Flows from Investing Activities:
Capital expenditures	(77.0)	(116.2)
Acquisition of businesses and interests in affiliates, net of cash acquired	(8.1)	(326.3)
Proceeds from disposition of subsidiaries and sale of investments	80.1	310.5
Net Cash Used In Investing Activities	(5.0)	(132.0)
Cash Flows from Financing Activities:
Change in short-term debt	—	3.2
Proceeds from borrowings	1,112.4	—
Repayment of debt	(900.0)	—
Dividends paid to common shareholders	(422.5)	(413.7)
Repurchases of common stock	(545.2)	(526.7)
Proceeds from stock plans	5.3	8.8
Acquisition of additional noncontrolling interests	(31.1)	(41.3)
Dividends paid to noncontrolling interest shareholders	(71.6)	(104.7)
Payment of contingent purchase price obligations	(37.0)	(66.4)
Other, net	(43.1)	(35.8)
Net Cash Used In Financing Activities	(932.8)	(1,176.6)
Effect of foreign exchange rate changes on cash and cash equivalents	(42.3)	(149.7)

Net Decrease in Cash and Cash Equivalents	(1,212.0)	(1,696.9)
Cash and Cash Equivalents at the Beginning of Period	3,652.4	3,796.0
Cash and Cash Equivalents at the End of Period	$2,440.4	$2,099.1

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
Adoption of ASC 842
On January 1, 2019, we adopted FASB Accounting Standards Codification, or ASC, Topic 842, Leases, or ASC 842, which requires the recognition of the right-of-use, or ROU, assets and related operating and finance lease liabilities on the balance sheet. As permitted by ASC 842, we elected the adoption date of January 1, 2019, which is the date of initial application. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated, continues to be reported under ASC Topic 840, Leases, or ASC 840, which did not require the recognition of operating lease liabilities on the balance sheet, and is not comparative. Effective January 1, 2019, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases.
A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of the criteria. Substantially all our operating leases represent leases for office space, and substantially all our finance leases represent leases for office furniture and technology (IT) equipment.
The lease classification affects the expense recognition in the income statement. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the ROU asset is recorded in operating expenses and an implied interest component is recorded in interest expense. The expense recognition for operating leases and finance leases under ASC 842 is substantially consistent with ASC 840. As a result, there is no significant difference in our results of operations presented in our consolidated income statement and consolidated statement of comprehensive income for each period presented.
We adopted ASC 842 using a modified retrospective approach for all leases existing at January 1, 2019. The adoption had a substantial impact on our balance sheet. The most significant impact was the recognition of the operating lease ROU assets and the operating lease liability. The accounting for finance leases (capital leases) was substantially unchanged. Accordingly, upon adoption, leases that were classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and we recorded an adjustment of $1,490.1 million to operating lease ROU assets and the related lease liability. The lease liability is based on the present value of the remaining lease payments, determined under ASC 840, discounted using our secured incremental borrowing rate at the effective date of January 1, 2019, using the original lease term as the tenor. As permitted under ASC 842, we elected several practical expedients that permit us to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability.

The impact of the adoption of ASC 842 on the balance sheet at December 31, 2018 was (in millions):

	As Reported December 31, 2018	Adoption of ASC 842 Increase (Decrease)	Balance January 1, 2019
Other current assets	$1,241.4	$(29.2)	$1,212.2
Operating lease ROU assets	—	1,306.5	1,306.5
Total assets	24,617.0	1,277.3	25,894.3
Other current liabilities	1,958.6	172.5	2,131.1
Long-term liability - Operating leases	—	1,258.5	1,258.5
Long-term liabilities	1,197.8	(153.7)	1,044.1
Total liabilities and equity	24,617.0	1,277.3	25,894.3

Under ASC 842, at the inception of a contract we assess whether the contract is, or contains, a lease. The assessment is based on: whether the contract involves the use of a distinct identified asset, whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and whether we have the right to direct the use of the asset. At inception of a lease, we allocate the consideration to each lease component based on its relative stand-alone price to determine the lease payments. Leases entered into prior to January 1, 2019, were accounted for under ASC 840 and were not reassessed.
For all leases a ROU asset and lease liability are recognized at the lease commencement date. The ROU asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The ROU asset is initially measured at cost, which includes the initial lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All ROU assets are reviewed for impairment. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, our secured incremental borrowing rate for the same term as the underlying lease. For real estate and certain equipment operating leases, we use our secured incremental borrowing rate. For finance leases, we use the rate implicit in the lease or our secured incremental borrowing rate if the implicit lease rate cannot be determined.
Lease payments included in the measurement of the lease liability comprise: the fixed noncancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early. Lease components, including fixed payments for real estate taxes and insurance for office space leases, are included in the measurement of the initial lease liability.
Office space leases may contain variable lease payments, which include payments based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement. Additional payments based on the change in an index or rate, or payments based on a change in our portion of the operating expenses, including real estate taxes and insurance, are recorded as a period expense when incurred. Lease modifications result in remeasurement of the lease liability.
Operating lease expense is recognized on a straight-line basis over the lease term. Lease expense may include variable lease payments incurred in the period that were not included in the initial lease liability. Finance lease expense consists of the amortization of the ROU asset on a straight-line basis over the lease term and interest expense determined on an amortized cost basis. Finance lease payments are allocated between a reduction of the lease liability and interest expense.
We have elected not to recognize ROU assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases on our ROU asset and lease liability is not material.
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
Revenue by discipline was (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Advertising	$2,027.2	$1,992.1	$6,042.4	$5,961.0
CRM Consumer Experience	636.4	639.3	1,905.2	1,938.9
CRM Execution & Support	337.4	464.0	1,009.6	1,466.6
Public Relations	337.2	356.0	1,020.6	1,065.0
Healthcare	285.6	262.9	834.7	772.0
	$3,623.8	$3,714.3	$10,812.5	$11,203.5

Economic factors affecting our revenue
Global economic conditions have a direct impact on our revenue. Adverse economic conditions pose a risk that our clients may reduce, postpone or cancel spending for our services, which would impact our revenue.
Revenue in our principal geographic markets was (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Americas:
North America	$2,096.5	$2,095.5	$6,204.1	$6,178.6
Latin America	100.2	102.0	286.0	325.6
EMEA:
Europe	948.6	1,015.2	2,930.0	3,227.9
Middle East and Africa	59.6	63.7	199.6	207.2
Asia-Pacific	418.9	437.9	1,192.8	1,264.2
	$3,623.8	$3,714.3	$10,812.5	$11,203.5

The Americas comprises North America, which includes the United States, Canada and Puerto Rico, and Latin America, which includes South America and Mexico. EMEA comprises Europe, the Middle East and Africa. Asia-Pacific comprises Australia, China, India, Japan, Korea, New Zealand, Singapore and other Asian countries. Revenue in the United States for the three and nine months ended September 30, 2019 was $1,993.5 million and $5,882.9 million, respectively, and for the three and nine months ended September 30, 2018 was $1,992.7 million and $5,864.6 million, respectively.

Contract assets and liabilities
Work in process includes contract assets, unbilled fees and costs, and media and production costs. Contract liabilities primarily consist of customer advances. Work in process and contract liabilities were (in millions):

	September 30, 2019	December 31, 2018	September 30, 2018
Work in process:
Contract assets and unbilled fees and costs	$837.9	$540.1	$710.9
Media and production costs	590.0	621.4	648.3
	$1,427.9	$1,161.5	$1,359.2
Contract liabilities:
Customer advances	$1,059.2	$1,159.0	$1,142.5

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
3. New Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. We will adopt ASU 2016-13 on January 1, 2020. Historically, our credit loss experience has not resulted in material bad debt expense. Accordingly, we do not expect a significant impact from the adoption of ASU 2016-13. However, we are still evaluating the impact and are not yet in a position to quantify the impact, if any, of the new standard on our results of operations or financial position.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other, Internal-Use Software, or ASU 2018-15, which aligns the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted at any interim period. ASU 2018-15 may be adopted either on a prospective basis, either upon early adoption or the effective date for implementation costs for new or existing arrangements incurred on or after the adoption date, or on a full retrospective basis to the earliest period presented. We expect to adopt ASU 2018-15 on January 1, 2020 on a prospective basis. However, we are not yet in a position to assess the impact of the new standard on our results of operations or financial position.
4. Net Income per Share
The computations of basic and diluted net income per share were (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income Available for Common Shares:
Net income - Omnicom Group Inc.	$290.2	$298.9	$924.1	$927.2
Weighted Average Shares:
Basic	218.2	224.8	220.3	227.2
Dilutive stock options and restricted shares	1.2	1.1	1.2	1.3
Diluted	219.4	225.9	221.5	228.5

Anti-dilutive stock options and restricted shares	0.9	1.0	0.9	1.0
Net Income per Share - Omnicom Group Inc.:
Basic	$1.33	$1.33	$4.19	$4.08
Diluted	$1.32	$1.32	$4.17	$4.06

5. Goodwill and Intangible Assets
Goodwill and intangible assets were (in millions):

	September 30, 2019			December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Goodwill	$9,796.2	$(504.8)	$9,291.4	$9,898.6	$(514.3)	$9,384.3
Intangible assets:
Purchased and internally developed software	$352.3	$(297.5)	$54.8	$356.4	$(302.2)	$54.2
Customer related and other	735.4	(455.7)	279.7	763.8	(435.2)	328.6
	$1,087.7	$(753.2)	$334.5	$1,120.2	$(737.4)	$382.8

Changes in goodwill were (in millions):

	Nine Months Ended September 30,
	2019	2018
January 1	$9,384.3	$9,337.5
Acquisitions	8.9	232.5
Noncontrolling interests in acquired businesses	17.2	111.7
Contingent purchase price of acquired businesses	24.7	60.2
Dispositions	(19.1)	(141.9)
Foreign currency translation	(124.6)	(179.7)
September 30	$9,291.4	$9,420.3

6. Debt
Credit Facilities
At September 30, 2019, our short-term liquidity sources include a $2.5 billion revolving Credit Facility expiring on July 31, 2021, uncommitted credit lines aggregating $1.3 billion and the ability to issue up to $2 billion of commercial paper.
There were no outstanding commercial paper issuances, borrowings under the Credit Facility or the uncommitted credit lines at September 30, 2019 and December 31, 2018. Available and unused credit lines were (in millions):

	September 30, 2019	December 31, 2018
Credit Facility	$2,500.0	$2,500.0
Uncommitted credit lines	1,266.4	1,231.6
Available and unused credit lines	$3,766.4	$3,731.6

The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At September 30, 2019 we were in compliance with these covenants as our Leverage Ratio was 2.2 times and our Interest Coverage Ratio was 9.6 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
Short-Term Debt
Short-term debt at September 30, 2019 and December 31, 2018 was $7.9 million and $8.1 million, respectively. Due to its short-term nature, the carrying value of the short-term debt approximates fair value.
In February 2019, Omnicom Finance Limited, or OFL, a wholly owned subsidiary of Omnicom, issued €520 million of short-term senior notes in a private placement to an investor outside the United States. The notes, which were non-interest bearing, matured on August 14, 2019 and were redeemed.

Long-Term Debt
Long-term debt was (in millions):

	September 30, 2019	December 31, 2018
6.25% Senior Notes due 2019	$—	$500.0
4.45% Senior Notes due 2020	600.0	1,000.0
3.625% Senior Notes due 2022	1,250.0	1,250.0
3.65% Senior Notes due 2024	750.0	750.0
3.60% Senior Notes due 2026	1,400.0	1,400.0
€500 Million 0.80% Senior Notes due 2027	547.6	—
€500 Million 1.40% Senior Notes due 2031	547.6	—
	5,095.2	4,900.0
Unamortized premium (discount), net	1.2	4.9
Unamortized debt issuance costs	(20.8)	(16.4)
Unamortized deferred gain from settlement of interest rate swaps	34.8	48.0
Fair value adjustment attributed to outstanding interest rate swaps	—	(52.8)
	5,110.4	4,883.7
Current portion	(603.4)	(499.6)
Long-term debt	$4,507.0	$4,384.1

On July 15, 2019, our $500 million 6.25% Senior Notes due 2019, or 2019 Notes, matured and were retired. On July 8, 2019, Omnicom Finance Holdings plc, or OFHP, a U.K. based wholly owned subsidiary of Omnicom, issued €500 million 0.80% Senior Notes due July 8, 2027 and €500 million 1.40% Senior Notes due July 8, 2031, collectively the Euro Notes. The U.S. Dollar equivalent of the net proceeds from the issuance of the Euro Notes, after deducting the underwriting discount and offering expenses, was $1.1 billion. The net proceeds were used to retire the outstanding 2019 Notes at maturity, to redeem on, August 1, 2019, $400 million aggregate principal amount of our outstanding $1.0 billion 4.45% Senior Notes due 2020, or the 2020 Notes, and for general corporate purposes. In connection with the partial redemption of the 2020 Notes, we recorded a loss on extinguishment of $6.3 million in interest expense. At September 30, 2019, the remaining $600 million of the 2020 Notes were classified as current.
Omnicom and its wholly owned finance subsidiary, Omnicom Capital Inc., or OCI, are co-obligors under all our U.S. Dollar-denominated senior notes. The U.S. Dollar-denominated senior notes are a joint and several liability of Omnicom and OCI, and Omnicom unconditionally guarantees OCI’s obligations with respect to the senior notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets primarily consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries, and the related interest receivable. There are no restrictions on the ability of OCI or Omnicom to obtain funds from our subsidiaries through dividends, loans or advances. The senior notes are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness.
Omnicom and OCI have, jointly and severally, fully and unconditionally guaranteed OFHP’s obligations with respect to the Euro Notes. OFHP’s assets consist of its investments in several wholly owned finance companies that function as treasury centers, which provide funding for various operating companies in Europe, Brazil, Australia and other countries in the Asia-Pacific region. The finance companies’ assets consist of cash and cash equivalents and intercompany loans that they make or have made to the operating companies in their respective regions and the related interest receivable. There are no restrictions on the ability of Omnicom, OCI or OFHP to obtain funds from their subsidiaries through dividends, loans or advances. The Euro Notes and the related guarantees are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness of OFHP and each of Omnicom and OCI, respectively.
In August 2019, we settled the $750 million fixed-to-floating interest rate swap on our 3.65% Senior Notes due 2024, or 2024 Notes, and the $500 million fixed-to-floating interest rate swap on our 3.60% Senior Notes due 2026, or 2026 Notes. We realized a net gain of $3.3 million on settlement, which is being amortized in interest expense over the remaining term of the 2024 Notes and 2026 Notes. As a result of the swap settlement, our long-term debt portfolio consists entirely of fixed rate debt.
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
Revenue and long-lived assets and goodwill by geographic region were (in millions):

	Americas	EMEA	Asia-Pacific
September 30, 2019
Revenue - Three months ended	$2,196.7	$1,008.2	$418.9
Revenue - Nine months ended	6,490.1	3,129.6	1,192.8
Long-lived assets and goodwill	7,844.6	2,862.9	632.0
September 30, 2018
Revenue - Three months ended	$2,197.5	$1,078.9	$437.9
Revenue - Nine months ended	6,504.2	3,435.1	1,264.2
Long-lived assets and goodwill	6,930.2	2,611.1	552.1

The increase in long-lived assets and goodwill from 2018 to 2019 is primarily the result of recording the operating lease ROU assets upon the adoption of ASC 842 on January 1, 2019 (see Note 1) partially offset by the impact of changes in the value of foreign currencies against the U.S. Dollar during the periods.
8. Income Taxes
Our effective tax rate for the nine months ended September 30, 2019 increased period-over-period to 26.0% from 25.4%. The effective tax rate for 2019 reflects a benefit of $10.8 million primarily from the net favorable settlements of uncertain tax positions in certain jurisdictions, which resulted in the recognition of net deferred tax assets in the second quarter of 2019. The effective tax rate for 2018 reflects a decrease of $19 million related to the successful resolution of foreign tax claims, partially offset by a net increase in income tax expense of $3.9 million recorded in the third quarter of 2018 related to the net gain on disposition of subsidiaries, the tax benefit on the repositioning actions, and the adjustment to the provisional amounts related to the Tax Act.
At September 30, 2019, our unrecognized tax benefits were $176.3 million. Of this amount, approximately $169.8 million would affect our effective tax rate upon resolution of the uncertain tax positions.
9. Pension and Other Postemployment Benefits
Defined Benefit Pension Plans
The components of net periodic benefit expense were (in millions):

	Nine Months Ended September 30,
	2019	2018
Service cost	$6.4	$6.4
Interest cost	4.9	5.1
Expected return on plan assets	(1.1)	(1.8)
Amortization of prior service cost	0.6	3.3
Amortization of actuarial losses	0.9	4.9
	$11.7	$17.9

We contributed $1.0 million and $1.3 million to our defined benefit pension plans in the nine months ended September 30, 2019 and 2018, respectively.
Postemployment Arrangements
The components of net periodic benefit expense were (in millions):

	Nine Months Ended September 30,
	2019	2018
Service cost	$3.3	$3.6
Interest cost	3.3	2.7
Amortization of prior service cost	3.3	2.6
Amortization of actuarial losses	0.7	1.3
	$10.6	$10.2

10. Repositioning Liabilities
At September 30, 2019 and December 31, 2018, the liability for incremental severance and office lease consolidation and termination incurred in connection with our repositioning actions taken in the third quarter of 2018 was $36.1 million and $78.9 million, respectively. We expect that substantially all the liabilities will be paid by the end of 2019.
11. Supplemental Cash Flow Data
The use of operating capital was (in millions):

	Nine Months Ended September 30,
	2019	2018
(Increase) decrease in accounts receivable	$1,005.1	$1,027.5
(Increase) decrease in work in process and other current assets	(310.4)	(522.7)
Increase (decrease) in accounts payable	(1,904.4)	(1,745.5)
Increase (decrease) in customer advances, taxes payable and other current liabilities	(270.8)	(114.8)
Change in other assets and liabilities, net	40.5	(16.1)
	$(1,440.0)	$(1,371.6)

Income taxes paid	$287.1	$276.4
Interest paid	$176.3	$177.4

Supplemental non-cash information related to leases for the nine months ended September 30, 2019 (in millions):

Net increase in lease liability:
Operating leases	$1,730.8
Finance leases	$39.4

12. Leases
Substantially all our operating leases represent leases for office space used to conduct our business. Substantially all our finance leases represent leases for office furniture and technology (IT) equipment leases.
The components of lease cost were (in millions):

Nine Months Ended September 30, 2019
Operating lease cost	$243.9
Variable lease cost	25.5
Short-term lease cost	3.9
Sublease income	(3.9)
Finance lease cost:
Amortization of ROU assets	31.6
Interest	3.8
35.4
Total lease cost	$304.8

The balance sheet classification and weighted average remaining lease term and weighted average discount rate related to our operating and finance leases were (in millions):

September 30, 2019
Operating leases:
ROU asset	$1,382.7
Lease liability:
Other current liabilities	$273.7
Long-term liability - operating leases	1,277.0
$1,550.7
Weighted average remaining lease term (years)	8.4
Weighted average discount rate	3.8%
Finance leases:
Property and equipment, net	$130.0
Lease liability:
Other current liabilities	$43.2
Long-term liabilities	91.5
$134.7
Weighted average remaining lease term (years)	2.8
Weighted average discount rate	4.1%

The maturity of the undiscounted cash flows for operating and finance leases was (in millions):

	September 30, 2019
	Operating Leases	Finance Leases
2019 Remainder	$85.3	$12.4
2020	320.8	46.9
2021	269.1	38.3
2022	217.8	24.9
2023	170.6	12.4
2024	147.8	4.8
Thereafter	626.0	2.6
Total lease payments	1,837.4	142.3
Less: Interest	286.7	7.6
Present value of lease liability	$1,550.7	$134.7

13. Commitments and Contingent Liabilities
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations or financial position.
14. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income (loss), net of income taxes were (in millions):

	Cash Flow Hedge	Available-for-Sale Securities	Defined Benefit Pension Plans and Postemployment Arrangements	Foreign Currency Translation	Total
	Nine Months Ended September 30, 2019
January 1	$(22.3)	$—	$(69.3)	$(1,136.9)	$(1,228.5)
Cumulative effect of accounting change	(5.6)	—	(16.7)	—	(22.3)
Other comprehensive income (loss) before reclassifications	—	—	—	(103.6)	(103.6)
Reclassification from accumulated other comprehensive income (loss)	2.9	—	2.7	—	5.6
September 30	$(25.0)	$—	$(83.3)	$(1,240.5)	$(1,348.8)

	Nine Months Ended September 30, 2018
January 1	$(26.3)	$(0.3)	$(88.4)	$(848.0)	$(963.0)
Other comprehensive income (loss) before reclassifications	—	—	—	(237.7)	(237.7)
Reclassification from accumulated other comprehensive income (loss)	3.0	0.3	11.2	—	14.5
September 30	$(23.3)	$—	$(77.2)	$(1,085.7)	$(1,186.2)

15. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis were (in millions):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$2,440.4			$2,440.4
Short-term investments	5.2			5.2
Marketable equity investments	1.5			1.5
Foreign currency derivative instruments		$0.2		0.2
Liabilities:
Foreign currency derivative instruments		$0.5		$0.5
Contingent purchase price obligations			$144.9	144.9

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$3,652.4			$3,652.4
Short-term investments	5.5			5.5
Marketable equity investments	1.5			1.5
Liabilities:
Interest rate and foreign currency derivative instruments		$52.9		$52.9
Contingent purchase price obligations			$146.5	146.5

Changes in contingent purchase price obligations were (in millions):

	Nine Months Ended September 30,
	2019	2018
January 1	$146.5	$215.6
Acquisitions	42.9	84.1
Revaluation and interest	2.2	8.7
Payments	(43.7)	(66.4)
Foreign currency translation	(3.0)	(17.0)
September 30	$144.9	$225.0

The carrying amount and fair value of our financial assets and liabilities were (in millions):

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$2,440.4	$2,440.4	$3,652.4	$3,652.4
Short-term investments	5.2	5.2	5.5	5.5
Marketable equity investments	1.5	1.5	1.5	1.5
Foreign currency derivative instruments	0.2	0.2	—	—
Non-marketable equity securities	10.3	10.3	11.8	11.8
Liabilities:
Short-term debt	$7.9	$7.9	$8.1	$8.1
Interest rate and foreign currency derivative instruments	0.5	0.5	52.9	52.9
Contingent purchase price obligations	144.9	144.9	146.5	146.5
Long-term debt, including current portion	5,110.4	5,294.6	4,883.7	4,821.3

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
As a leading global advertising, marketing and corporate communications company, we operate in all major markets and have a large and diverse client base. For the nine months ended September 30, 2019, our largest client accounted for 3.1% of our revenue and our 100 largest clients, which represent many of the world's major marketers, accounted for approximately 52% of our revenue. Our business is spread across a number of industry sectors with no one industry comprising more than 14% of our revenue for the nine months ended September 30, 2019. Although our revenue is generally balanced between the United States and international markets and we have a large and diverse client base, we are not immune to general economic downturns.
As described in more detail below, for the nine months ended September 30, 2019, revenue decreased $391.0 million, or 3.5%, compared to the nine months ended September 30, 2018. Changes in foreign exchange rates reduced revenue $278.9 million, or 2.5%, acquisition revenue, net of disposition revenue, reduced revenue $394.6 million, or 3.5%, reflecting the disposition of certain non-strategic businesses, and organic growth increased revenue $282.5 million, or 2.5%.
Global economic conditions have a direct impact on our business and financial performance. Adverse global or regional economic conditions pose a risk that our clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications services, which would reduce the demand for our services. Revenue is typically lower in the first and third quarters and higher in the second and fourth quarters, reflecting client spending patterns during the year and additional project work that usually occurs in the fourth quarter. Additionally, certain global events targeted by major marketers for advertising expenditures, such as the FIFA World Cup and the Olympics, and certain national events, such as the U.S. election process, may affect our revenue period-over-period in certain businesses. Typically, these events do not have a significant impact on our revenue in any period. In the first nine months of 2019, as compared to the first nine months of 2018, improved organic growth in our advertising and media, CRM Consumer Experience and healthcare businesses in North America was partially offset by negative performance and disposition activity primarily in our CRM Execution & Support disciplines. In Europe, while mixed by market and discipline, modest organic growth primarily driven by our advertising and media businesses was offset by the disposition of Sellbytel, our European-based outsourced sales, service and support company, in the third quarter of 2018, the negative impact of changes in foreign exchange rates and negative performance in our CRM Consumer Experience businesses. The economic and political conditions in the European Union, including the status of Brexit, remain uncertain and could negatively impact our businesses in the region. In Latin America, continued unstable economic and political conditions in Brazil contributed to our weak performance in the region, and the negative impacts of foreign currency exchange rates and disposition activity combined to offset organic growth in other countries in the region including, Chile, Argentina and Mexico. In Asia-Pacific, modest organic growth in most countries was offset by the negative impact of changes in foreign exchange rates and negative performance in China, which faced difficult comparisons to the prior year periods, which had strong organic growth. The economic and fiscal issues facing the countries we operate in can cause economic uncertainty and volatility; however, the impact on our business varies by country. We monitor economic conditions closely, as well as client revenue levels and other factors and, in response to reductions in our client revenue, if necessary, we will take actions available to us to align our cost structure and manage our working capital. There can be no assurance whether, or to what extent, our efforts to mitigate any impact of future adverse economic conditions, reductions in client revenue, changes in client creditworthiness and other developments will be effective.
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
We continually evaluate our portfolio of businesses to identify areas for investment and acquisition opportunities, as well as to identify non-strategic or underperforming businesses for disposition. In the first quarter of 2019 and in 2018, we disposed of certain businesses, primarily in our CRM Execution & Support discipline, and in the third quarter of 2018 we took certain repositioning actions in an effort to continue to improve our strategic position and achieve operating efficiencies. We expect the reduction to our earnings from our disposition activity to be substantially offset by the savings achieved from the operating efficiency and cost reduction activities, as well as any incremental earnings from new acquisition activity, and we expect a net reduction to revenue from net disposition activity of 1.5% in the fourth quarter and 3% for the current year.
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
For the quarter ended September 30, 2019, our revenue decreased 2.4% compared to the quarter ended September 30, 2018. Changes in foreign exchange rates reduced revenue 1.5%, acquisition revenue, net of disposition revenue, reduced revenue 3.1% and organic growth increased revenue 2.2%. Across our principal regional markets, the changes in revenue were: North America was unchanged, Europe decreased 6.6%, Asia-Pacific decreased 4.3% and Latin America decreased 1.8%. In North America, improved organic growth in the United States and Canada was offset by a decrease in revenue resulting from disposition activity primarily in 2019 in the United States. Organic revenue growth in the United States was led by our advertising and media, CRM Consumer Experience and healthcare businesses, partially offset by a decrease in organic revenue growth in our CRM Execution & Support businesses. In Europe, while mixed by market and discipline, modest organic growth in the region was offset by the weakening of substantially all currencies in the region against the U.S. Dollar, disposition activity primarily in 2018 and negative performance in France. In Latin America, organic growth in Chile, Argentina and Mexico, was offset by the weakening of most currencies in the region against the U.S. Dollar, and disposition activity in Brazil. In Asia-Pacific, organic revenue growth in Japan, New Zealand, India and other countries in the region was offset by negative performance in Australia and China, both of which faced a difficult comparison to the third quarter of 2018, which had strong organic growth, disposition activity, and the weakening of most currencies against the U.S. Dollar. The change in revenue in the third quarter of 2019 compared to the third quarter of 2018 in our four fundamental disciplines was: Advertising increased 1.8%, CRM Consumer Experience decreased 0.5%, CRM Execution & Support decreased 27.3%, Public Relations decreased 5.3% and Healthcare increased 8.6%.
For the nine months ended September 30, 2019, our revenue decreased 3.5% compared to the nine months ended September 30, 2018. Changes in foreign exchange rates reduced revenue 2.5%, acquisition revenue, net of disposition revenue, reduced revenue 3.5%, and organic growth increased revenue 2.5%. Across our principal regional markets, the changes in revenue were: North America increased 0.4%, Europe decreased 9.2%, Asia-Pacific decreased 5.6% and Latin America decreased 12.2%. In North America, improved organic growth in the United States and Canada was offset by a decrease in revenue resulting from disposition activity in the United States and the weakening of the Canadian Dollar against the U.S. Dollar. Organic revenue growth in the United States was led by our advertising and media, CRM Consumer Experience and healthcare businesses, partially offset by a decrease in organic revenue growth in our CRM Execution & Support businesses. In Europe, modest organic growth in the region, especially in the United Kingdom, or U.K., and Spain, was offset by the weakening of substantially all currencies in the region against the U.S. Dollar, disposition activity, and weaker performance in France. In Latin America, the weakening of currencies in the region against the U.S. Dollar and negative performance and disposition activity in Brazil offset organic growth in Chile, Argentina and Mexico. In Asia-Pacific, organic growth in most countries in the region, especially Japan, New Zealand and India, was offset by the weakening of most currencies in the region against the U.S. Dollar, disposition activity, and negative performance in China, which faced a difficult comparison to 2018, which had strong organic growth. The change in revenue in the nine months of 2019 compared to the nine months of 2018 in our four fundamental disciplines was: Advertising increased 1.4%, CRM Consumer Experience decreased 1.7%, CRM Execution & Support decreased 31.2%, Public Relations decreased 4.2% and Healthcare increased 8.1%.
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
SG&A expenses, which decreased year-over-year, primarily consist of third-party marketing costs, professional fees and compensation and benefits and occupancy and other costs of our corporate and executive offices, which includes group-wide finance and accounting, treasury, legal and governance, human resource oversight and similar costs.
Operating expenses in the third quarter of 2019 decreased $61.5 million, or 1.9%, period-over-period, primarily as a result of our disposition activity in 2019 and 2018, and the weakening of substantially all foreign currencies against the U.S. Dollar. Operating expenses for the third quarter of 2018 included a reduction of $178.4 million related to the net gain on disposition of subsidiaries, partially offset by an increase in operating expenses of $149.4 million related to charges incurred for repositioning actions, which included $73.7 million in salary and service costs for incremental severance and $73.5 million in occupancy and other costs for office lease termination and consolidation. Salary and service costs, which tend to fluctuate with changes in revenue, decreased $129.5 million, or 4.6%, in the third quarter of 2019 compared to the third quarter of 2018. Excluding the incremental severance charge incurred in 2018, salary and service costs decreased $55.8 million, or 2.0%. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $86.1 million, or 22.9%, in the third quarter of 2019 compared to the third quarter of 2018. Excluding the office lease termination and consolidation charge incurred in 2018, occupancy and other costs decreased $12.6 million. Operating margin decreased 0.4% period-over-period and earnings before interest, taxes and amortization of intangible assets, or EBITA, margin decreased 0.6% period-over-period. Excluding the net decrease of $29.0 million in 2018 in operating expenses related to the net gain on disposition of subsidiaries and the charges for the repositioning actions, operating margin for the third quarter of 2019 increased to 13.1% from 12.7% for the third quarter of 2018 and EBITA margin for the third quarter of 2019 increased to 13.6% from 13.4% for the third quarter of 2018. The period-over-period increase primarily reflects a change in the mix of our business during the current period, including the positive effects following the disposition of underperforming businesses in the current and prior year and our repositioning activity in the third quarter of 2018, as well as our ongoing efforts to manage our cost structure and increase the efficiency of the operations of our agencies.
Operating expenses in the nine months of 2019 decreased $360.6 million, or 3.7%, period-over-period, primarily as a result of our disposition activity in 2019 and 2018 and the weakening of most foreign currencies against the U.S. Dollar. Operating expenses for the nine months of 2018 included a reduction of $178.4 million related to the net gain on disposition of subsidiaries, partially offset by an increase in operating expenses of $149.4 million related to charges incurred for repositioning actions, which included $73.7 million in salary and service costs for incremental severance and $73.5 million in occupancy and other costs for office lease termination and consolidation. Salary and service costs, which tend to fluctuate with changes in revenue, decreased $382.4 million, or 4.6%, in the nine months of 2019 compared to the nine months of 2018. Excluding the incremental severance charge incurred in 2018, salary and service costs decreased $308.7 million, or 3.7%. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $101.3 million, or 10.0%, in the nine months of 2019 compared to the nine months of 2018. Excluding the office lease termination and consolidation charge incurred in 2018, occupancy and other costs decreased $27.8 million, or 2.9%. Operating margin increased 0.2% period-over-period and EBITA margin was unchanged period-over-period. Excluding the net decrease of $29.0 million in 2018 in operating expenses related to the net gain on disposition of subsidiaries and the charges for the repositioning actions, operating margin increased period-over-period to 13.6% from 13.2% and EBITA margin in the nine months of 2019 increased to 14.2% from 13.9% in the nine months of 2018. The period-over-period increase primarily reflects a change in the mix of our business during the current period, including the positive effects following the disposition of underperforming businesses in the current and prior year and our repositioning activity in the third quarter of 2018, as well as our ongoing efforts to manage our cost structure and increase the efficiency of the operations of our agencies. In addition, a net gain on the sale of certain businesses in 2019, partially offset by the negative impact of changes in foreign exchange rates, marginally improved EBITA and operating profit in the current period.

Net interest expense in the third quarter of 2019 decreased $7.4 million period-over-period to $49.3 million. Interest expense on debt decreased $4.7 million to $58.6 million in the third quarter of 2019, primarily reflecting a reduction in interest expense from refinancing activity in the quarter at lower interest rates including the retirement at maturity, on July 15, 2019, of the $500 million 6.25% Senior Notes due 2019, or the 2019 Notes, and the settlement of the fixed-to-floating interest rate swaps, partially offset by a loss on the partial redemption on, August 1, 2019, of $400 million aggregate principal amount of the outstanding $1 billion 4.45% Senior Notes due 2020, or the 2020 Notes, and the issuance, on July 8, 2019, of €500 million 0.80% Senior Notes due July 8, 2027 and €500 million 1.40% Senior Notes due July 8, 2031, collectively the Euro Notes (see Note 6 to the unaudited consolidated financial statements). Interest income increased $0.8 million to $13.5 million period-over-period, reflecting improved cash management of the net proceeds resulting from the refinancing activity in the quarter. Going forward, we expect interest expense on our long-term debt to be lower compared to the prior year periods. However, total interest expense is subject to interest rate changes on our commercial paper issuances and short-term borrowings and the non-cash impact of foreign exchange rate changes on interest expense for the Euro Notes.
Net interest expense in the nine months of 2019 decreased $10.6 million period-over-period to $145.5 million. Interest expense on debt increased $0.6 million to $180.3 million in the nine months of 2019, reflecting a loss on the partial redemption, on August 1, 2019, of $400 million aggregate principal amount of the 2020 Notes, and higher rates on the floating leg of the fixed-to-floating interest rate swaps compared to the prior year period, substantially offset by a reduction in interest expense from reduced commercial paper borrowings and the retirement at maturity, on July 15, 2019, of the $500 million 2019 Notes (see Note 6 to the unaudited consolidated financial statements). Interest income in the nine months of 2019 increased $4.9 million period-over-period to $46.9 million due to higher interest earned on cash held by our international treasury centers.
Our effective tax rate for the third quarter of 2019 increased period-over-period to 26.5% from 25.9%. The effective tax rate for 2018 reflects the impact of a lower tax rate on the net gain on disposition of subsidiaries, substantially offset by an increase in income tax expense for an adjustment to the provisional amounts related to the Tax Act.
Our effective tax rate for the nine months of 2019 increased period-over-period to 26.0% from 25.4%. The effective tax rate for 2019 reflects a benefit of $10.8 million primarily from the net favorable settlements of uncertain tax positions in certain jurisdictions, which resulted in the recognition of net deferred tax assets in the second quarter of 2019. The effective tax rate for 2018 reflects a decrease of $19 million related to the successful resolution of foreign tax claims, partially offset by a net increase in income tax expense of $3.9 million recorded in the third quarter of 2018 related to the net gain on disposition of subsidiaries, the tax benefit on the repositioning actions, and the adjustment to the provisional amounts related to the Tax Act.
Net income - Omnicom Group Inc. in the third quarter of 2019 decreased $8.7 million, or 2.9%, to $290.2 million from $298.9 million in the third quarter of 2018, and net income - Omnicom Group Inc. in the nine months of 2019 decreased $3.1 million, or 0.3%, to $924.1 million from $927.2 million in the nine months of 2018. The period-over-period decrease is due to the factors described above. Diluted net income per share - Omnicom Group Inc. was $1.32 in the third quarter of 2019 and was unchanged period-over-period and diluted net income per share - Omnicom Group Inc. increased 2.7% to $4.17 in the nine months of 2019, compared to $4.06 in the nine months of 2018, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan. The after-tax net gain on disposition of subsidiaries, the increased costs from the repositioning actions, after the allocable share of $6.9 million to noncontrolling interests, and the increase in income tax expense for the adjustments related to the provisional amounts for the effect of the Tax Act, increased net income - Omnicom Group Inc. for the third quarter and the nine months of 2018 by $18.2 million, which resulted in an increase in diluted net income per share - Omnicom Group Inc. of $0.08 for both periods.

RESULTS OF OPERATIONS - Third Quarter 2019 Compared to Third Quarter 2018 (in millions):

	2019	2018
Revenue	$3,623.8	$3,714.3
Operating Expenses:
Salary and service costs	2,704.7	2,834.2
Occupancy and other costs	290.7	376.8
Net gain on disposition of subsidiaries	—	(178.4)
Cost of services	2,995.4	3,032.6
Selling, general and administrative expenses	97.2	113.5
Depreciation and amortization	57.9	65.9
	3,150.5	3,212.0
Operating Profit	473.3	502.3
Operating Margin %	13.1%	13.5%
Interest Expense	62.8	69.4
Interest Income	13.5	12.7
Income Before Income Taxes and Income From Equity Method Investments	424.0	445.6
Income Tax Expense	112.3	115.3
Income From Equity Method Investments	0.5	1.0
Net Income	312.2	331.3
Net Income Attributed To Noncontrolling Interests	22.0	32.4
Net Income - Omnicom Group Inc.	$290.2	$298.9
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
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin for the periods presented (in millions):

	2019	2018
Net Income - Omnicom Group Inc.	$290.2	$298.9
Net Income Attributed To Noncontrolling Interests	22.0	32.4
Net Income	312.2	331.3
Income From Equity Method Investments	0.5	1.0
Income Tax Expense	112.3	115.3
Income Before Income Taxes and Income From Equity Method Investments	424.0	445.6
Interest Expense	62.8	69.4
Interest Income	13.5	12.7
Operating Profit	473.3	502.3
Add back: Amortization of intangible assets	21.2	25.2
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$494.5	$527.5

Revenue	$3,623.8	$3,714.3
EBITA	$494.5	$527.5
EBITA Margin %	13.6%	14.2%
Revenue
For the three months ended September 30, 2019 compared to the prior year period, revenue decreased $90.5 million, or 2.4%, to $3,623.8 million from $3,714.3 million in the third quarter of 2018. Changes in foreign exchange rates reduced revenue $56.6 million, acquisition revenue, net of disposition revenue, reduced revenue $116.8 million, and organic growth increased revenue $82.9 million. The impact of changes in foreign exchange rates reduced revenue 1.5%, or $56.6 million, compared to the third quarter of 2018, primarily resulting from the weakening of substantially all foreign currencies, especially the Euro, British Pound and Australian Dollar, against the U.S. Dollar.

The components of revenue change for the third quarter of 2019 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
September 30, 2018	$3,714.3		$1,992.7		$1,721.6
Components of revenue change:
Foreign exchange rate impact	(56.6)	(1.5)%	—	—%	(56.6)	(3.3)%
Acquisition revenue, net of disposition revenue	(116.8)	(3.1)%	(52.9)	(2.7)%	(63.9)	(3.7)%
Organic growth	82.9	2.2%	53.7	2.7%	29.2	1.7%
September 30, 2019	$3,623.8	(2.4)%	$1,993.5	—%	$1,630.3	(5.3)%
The components and percentages are calculated as follows:

•
Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $3,680.4 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($3,623.8 million less $3,680.4 million for the Total column).

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

•	Organic growth is calculated by subtracting the foreign exchange rate impact, and the acquisition revenue, net of disposition revenue components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($3,714.3 million for the Total column).
Changes in the value of foreign currencies against the U.S. Dollar affect our results of operations and financial position. For the most part, because the revenue and expense of our foreign operations are both denominated in the same local currency, the economic impact on operating margin is minimized. Assuming exchange rates at October 10, 2019 remain unchanged, we expect the impact of changes in foreign exchange rates to reduce revenue by approximately 2.3% for the year and 1.5% in the fourth quarter.
Revenue and organic growth in our principal regional markets were (in millions):

	Three Months Ended September 30,
	2019	2018	$ Change	% Organic Growth
Americas:
North America	$2,096.5	$2,095.5	$1.0	2.7%
Latin America	100.2	102.0	(1.8)	6.6%
EMEA:
Europe	948.6	1,015.2	(66.6)	2.1%
Middle East and Africa	59.6	63.7	(4.1)	(4.5)%
Asia-Pacific	418.9	437.9	(19.0)	0.4%
	$3,623.8	$3,714.3	$(90.5)	2.2%
Revenue in Europe, which includes our primary markets of the U.K. and the Euro Zone, decreased $66.6 million for the third quarter of 2019. Revenue in the U.K., representing 9.6% of total revenue, decreased $11.2 million primarily due to the weakening of the British Pound against the U.S. Dollar. Revenue in Continental Europe, which comprises the Euro Zone and the other European countries, representing 16.6% of total revenue, decreased $55.4 million primarily due to disposition activity primarily in 2018 and the unfavorable impact from changes in foreign exchange rates.
In North America, improved organic growth in the United States and Canada was offset by a decrease in revenue resulting from disposition activity primarily in 2019 in the United States. Organic revenue growth in the United States was led by our advertising and media, CRM Consumer Experience and healthcare businesses, partially offset by a decrease in organic revenue growth in our CRM Execution & Support businesses. In Europe, while mixed by market and discipline, modest organic growth in the region was offset by the weakening of substantially all currencies in the region against the U.S. Dollar, disposition activity primarily in 2018 and negative performance in France. In Latin America, organic growth in Chile, Argentina and Mexico, was offset by the weakening of most currencies in the region against the U.S. Dollar, and disposition activity in Brazil. In Asia-Pacific, organic revenue growth in Japan, New Zealand, India and other countries in the region was offset by negative performance in Australia and China, both of which faced a difficult comparison to the third quarter of 2018, which had strong organic growth, disposition activity, and the weakening of most currencies against the U.S. Dollar.
In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change in the third quarter of 2019 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 3.4% and 3.0% of our revenue for the third quarter of 2019 and 2018, respectively. Our ten largest and 100 largest clients represented 19.7% and 52.5% of our revenue for the third quarter of 2019, respectively, and 19.3% and 50.6% of our revenue for the third quarter of 2018, respectively.
In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following categories: advertising, CRM, which includes CRM Consumer Experience and CRM Execution & Support, public relations and healthcare.
Revenue and organic growth by discipline were (in millions):

	Three Months Ended September 30,
	2019		2018		2019 vs. 2018
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising	$2,027.2	55.9%	$1,992.1	53.6%	$35.1	3.4%
CRM Consumer Experience	636.4	17.6%	639.3	17.2%	(2.9)	1.8%
CRM Execution & Support	337.4	9.3%	464.0	12.5%	(126.6)	(1.5)%
Public Relations	337.2	9.3%	356.0	9.6%	(18.8)	(3.8)%
Healthcare	285.6	7.9%	262.9	7.1%	22.7	9.5%
	$3,623.8		$3,714.3		$(90.5)	2.2%
We provide services to clients that operate in various industry sectors. Revenue by sector was:

	Three Months Ended September 30,
	2019	2018
Food and Beverage	13%	13%
Consumer Products	9%	9%
Pharmaceuticals and Health Care	13%	13%
Financial Services	8%	8%
Technology	7%	8%
Auto	11%	10%
Travel and Entertainment	7%	7%
Telecommunications	5%	5%
Retail	5%	6%
Other	22%	21%
Operating Expenses
Operating expenses were (in millions):

	Three Months Ended September 30,
	2019		2018		2019 vs. 2018
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$3,623.8		$3,714.3		$(90.5)	(2.4)%
Operating Expenses:
Salary and service costs	2,704.7	74.6%	2,834.2	76.3%	(129.5)	(4.6)%
Occupancy and other costs	290.7	8.0%	376.8	10.1%	(86.1)	(22.9)%
Net gain on disposition of subsidiaries	—	—%	(178.4)	(4.8)%	178.4
Cost of services	2,995.4		3,032.6		(37.2)	(1.2)%
Selling, general and administrative expenses	97.2	2.7%	113.5	3.1%	(16.3)	(14.4)%
Depreciation and amortization	57.9	1.6%	65.9	1.8%	(8.0)	(12.1)%
	3,150.5	86.9%	3,212.0	86.5%	(61.5)	(1.9)%
Operating Profit	$473.3	13.1%	$502.3	13.5%	$(29.0)	(5.8)%

Operating expenses in the third quarter of 2019 decreased $61.5 million, or 1.9%, period-over-period, primarily as a result of our disposition activity in 2019 and 2018, and the weakening of substantially all foreign currencies against the U.S. Dollar. Operating expenses for the third quarter of 2018 included a reduction of $178.4 million related to the net gain on disposition of subsidiaries, partially offset by an increase in operating expenses of $149.4 million related to charges incurred for repositioning actions, which included $73.7 million in salary and service costs for incremental severance and $73.5 million in occupancy and other costs for office lease termination and consolidation. Salary and service costs, which tend to fluctuate with changes in revenue, decreased $129.5 million, or 4.6%, in the third quarter of 2019 compared to the third quarter of 2018. Excluding the incremental severance charge incurred in 2018, salary and service costs decreased $55.8 million, or 2.0%. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $86.1 million, or 22.9%, in the third quarter of 2019 compared to the third quarter of 2018. Excluding the office lease termination and consolidation charge incurred in 2018, occupancy and other costs decreased $12.6 million. Operating margin decreased 0.4% period-over-period and earnings before interest, taxes and amortization of intangible assets, or EBITA, margin decreased 0.6% period-over-period. Excluding the net decrease of $29.0 million in 2018 in operating expenses related to the net gain on disposition of subsidiaries and the charges for the repositioning actions, operating margin for the third quarter of 2019 increased to 13.1% from 12.7% for the third quarter of 2018 and EBITA margin for the third quarter of 2019 increased to 13.6% from 13.4% for the third quarter of 2018. The period-over-period increase primarily reflects a change in the mix of our business during the current period, including the positive effects following the disposition of underperforming businesses in the current and prior year and our repositioning activity in the third quarter of 2018, as well as our ongoing efforts to manage our cost structure and increase the efficiency of the operations of our agencies.
Net Interest Expense
Net interest expense in the third quarter of 2019 decreased $7.4 million period-over-period to $49.3 million. Interest expense on debt decreased $4.7 million to $58.6 million in the third quarter of 2019, primarily reflecting a reduction in interest expense from refinancing activity in the quarter at lower interest rates including the retirement at maturity, on July 15, 2019, of the 2019 Notes, and the settlement of the fixed-to-floating interest rate swaps, partially offset by a loss on the partial redemption, on August 1, 2019, of $400 million aggregate principal amount of the outstanding 2020 Notes, and the issuance, on July 8, 2019, of the Euro Notes (see Note 6 to the unaudited consolidated financial statements). Interest income increased $0.8 million to $13.5 million period-over-period, reflecting improved cash management of the net proceeds resulting from the refinancing activity in the quarter.
Income Taxes
Our effective tax rate for the third quarter of 2019 increased period-over-period to 26.5% from 25.9%. The effective tax rate for 2018 reflects the impact of a lower tax rate on the net gain on disposition of subsidiaries, substantially offset by an increase in income tax expense for an adjustment to the provisional amounts related to the Tax Act.
Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the third quarter of 2019 decreased $8.7 million, or 2.9%, to $290.2 million from $298.9 million in the third quarter of 2018. The period-over-period decrease is due to the factors described above. Diluted net income per share - Omnicom Group Inc. was $1.32 in the third quarter of 2019 and was unchanged period-over-period due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan. The after-tax net gain on disposition of subsidiaries, the increased costs from the repositioning actions, after the allocable share of $6.9 million to noncontrolling interests, and the increase in income tax expense for the adjustments related to the provisional amounts for the effect of the Tax Act, increased net income - Omnicom Group Inc. for the third quarter of 2018 by $18.2 million, which resulted in an increase in diluted net income per share - Omnicom Group Inc. of $0.08.

RESULTS OF OPERATIONS - Nine Months of 2019 Compared to Nine Months of 2018 (in millions):

	2019	2018
Revenue	$10,812.5	$11,203.5
Operating Expenses:
Salary and service costs	7,937.5	8,319.9
Occupancy and other costs	915.4	1,016.7
Net gain on disposition of subsidiaries	—	(178.4)
Cost of services	8,852.9	9,158.2
Selling, general and administrative expenses	308.4	336.3
Depreciation and amortization	175.3	202.7
	9,336.6	9,697.2
Operating Profit	1,475.9	1,506.3
Operating Margin %	13.6%	13.4%
Interest Expense	192.4	198.1
Interest Income	46.9	42.0
Income Before Income Taxes and Income From Equity Method Investments	1,330.4	1,350.2
Income Tax Expense	345.5	343.0
Income From Equity Method Investments	1.2	3.6
Net Income	986.1	1,010.8
Net Income Attributed To Noncontrolling Interests	62.0	83.6
Net Income - Omnicom Group Inc.	$924.1	$927.2
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
The following table reconciles the U.S. GAAP financial measure of Net Income - Omnicom Group Inc. to EBITA and EBITA Margin for the periods presented (in millions):

	2019	2018
Net Income - Omnicom Group Inc.	$924.1	$927.2
Net Income Attributed To Noncontrolling Interests	62.0	83.6
Net Income	986.1	1,010.8
Income From Equity Method Investments	1.2	3.6
Income Tax Expense	345.5	343.0
Income Before Income Taxes and Income From Equity Method Investments	1,330.4	1,350.2
Interest Expense	192.4	198.1
Interest Income	46.9	42.0
Operating Profit	1,475.9	1,506.3
Add back: Amortization of intangible assets	64.0	79.7
Earnings before interest, taxes and amortization of intangible assets (“EBITA”)	$1,539.9	$1,586.0

Revenue	$10,812.5	$11,203.5
EBITA	$1,539.9	$1,586.0
EBITA Margin %	14.2%	14.2%
Revenue
In the nine months of 2019, revenue decreased $391.0 million, or 3.5%, to $10,812.5 million from $11,203.5 million in the nine months of 2018. Changes in foreign exchange rates reduced revenue $278.9 million, acquisition revenue, net of disposition revenue, reduced revenue $394.6 million, and organic growth increased revenue $282.5 million. The impact of changes in foreign exchange rates reduced revenue 2.5%, or $278.9 million, compared to the nine months of 2018, primarily resulting from the weakening of substantially all foreign currencies, especially the Euro, British Pound, Australian Dollar and Canadian Dollar, against the U.S. Dollar.

The components of revenue change for the nine months of 2019 in the United States (“Domestic”) and the remainder of the world (“International”) were (in millions):

	Total		Domestic		International
	$	%	$	%	$	%
September 30, 2018	$11,203.5		$5,864.6		$5,338.9
Components of revenue change:
Foreign exchange rate impact	(278.9)	(2.5)%	—	—%	(278.9)	(5.2)%
Acquisition revenue, net of disposition revenue	(394.6)	(3.5)%	(136.1)	(2.3)%	(258.5)	(4.8)%
Organic growth	282.5	2.5%	154.4	2.6%	128.1	2.4%
September 30, 2019	$10,812.5	(3.5)%	$5,882.9	0.3%	$4,929.6	(7.7)%
The components and percentages are calculated as follows:

•
Foreign exchange rate impact is calculated by translating the current period’s local currency revenue using the prior period average exchange rates to derive current period constant currency revenue (in this case $11,091.4 million for the Total column). The foreign exchange impact is the difference between the current period revenue in U.S. Dollars and the current period constant currency revenue ($10,812.5 million less $11,091.4 million for the Total column).

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

•	Organic growth is calculated by subtracting the foreign exchange rate impact, and the acquisition revenue, net of disposition revenue components from total revenue growth.

•	The percentage change is calculated by dividing the individual component amount by the prior period revenue base of that component ($11,203.5 million for the Total column).
Revenue and organic growth in our principal regional markets were (in millions):

	Nine Months Ended September 30,
	2019	2018	$ Change	% Organic Growth
Americas:
North America	$6,204.1	$6,178.6	$25.5	2.9%
Latin America	286.0	325.6	(39.6)	0.2%
EMEA:
Europe	2,930.0	3,227.9	(297.9)	2.7%
Middle East and Africa	199.6	207.2	(7.6)	0.4%
Asia-Pacific	1,192.8	1,264.2	(71.4)	1.4%
	$10,812.5	$11,203.5	$(391.0)	2.5%
Revenue in Europe, which includes our primary markets of the U.K. and the Euro Zone, decreased $297.9 million for the nine months of 2019 as compared to the prior year period. Revenue in the U.K., representing 9.7% of total revenue, decreased $32.9 million, primarily due to the weakening of the British Pound against the U.S. Dollar. Revenue in Continental Europe, which comprises the Euro Zone and the other European countries, representing 17.4% of total revenue, decreased $265.0 million primarily due to disposition activity and the unfavorable impact from changes in foreign exchange rates.
In North America, improved organic growth in the United States and Canada was offset by a decrease in revenue resulting from disposition activity in the United States and the weakening of the Canadian Dollar against the U.S. Dollar. Organic revenue growth in the United States was led by our advertising and media, CRM Consumer Experience and healthcare businesses, partially offset by a decrease in organic revenue growth in our CRM Execution & Support businesses. In Europe, modest organic growth in the region, especially in the United Kingdom, or U.K., and Spain, was offset by the weakening of substantially all currencies in the region against the U.S. Dollar, disposition activity, and weaker performance in France. In Latin America, the weakening of currencies in the region against the U.S. Dollar and negative performance and disposition activity in Brazil offset organic growth in Chile, Argentina and Mexico. In Asia-Pacific, organic growth in most countries in the region, especially Japan, New Zealand and India, was offset by the weakening of most currencies in the region against the U.S. Dollar, disposition activity, and negative performance in China, which faced a difficult comparison to 2018, which had strong organic growth.

In the normal course of business, our agencies both gain and lose business from clients each year due to a variety of factors. The net change through the nine months of 2019 was an overall gain in new business. Under our client-centric approach, we seek to broaden our relationships with all of our clients. Our largest client represented 3.1% and 2.9% of our revenue for the nine months of 2019 and 2018, respectively. Our ten largest and 100 largest clients represented 19.4% and 51.8% of our revenue for the nine months of 2019, respectively, and 19.3% and 50.9% of our revenue for the nine months of 2018, respectively.
In an effort to monitor the changing needs of our clients and to further expand the scope of our services to key clients, we monitor revenue across a broad range of disciplines and group them into the following categories: advertising, CRM, which includes CRM Consumer Experience and CRM Execution & Support, public relations and healthcare.
Revenue and organic growth by discipline were (in millions):

	Nine Months Ended September 30,
	2019		2018
	$	% of Revenue	$	% of Revenue	$ Change	% Organic Growth
Advertising	$6,042.4	55.9%	$5,961.0	53.2%	$81.4	4.3%
CRM Consumer Experience	1,905.2	17.6%	1,938.9	17.3%	(33.7)	1.0%
CRM Execution & Support	1,009.6	9.3%	1,466.6	13.1%	(457.0)	(2.4)%
Public Relations	1,020.6	9.5%	1,065.0	9.5%	(44.4)	(1.9)%
Healthcare	834.7	7.7%	772.0	6.9%	62.7	8.3%
	$10,812.5		$11,203.5		$(391.0)	2.5%
We provide services to clients that operate in various industry sectors. Revenue by sector was:

	Nine Months Ended September 30,
	2019	2018
Food and Beverage	13%	13%
Consumer Products	9%	9%
Pharmaceuticals and Health Care	13%	13%
Financial Services	8%	8%
Technology	7%	9%
Auto	11%	10%
Travel and Entertainment	7%	7%
Telecommunications	5%	5%
Retail	5%	5%
Other	22%	21%
Operating Expenses
Operating expenses were (in millions):

	Nine Months Ended September 30,
	2019		2018		2019 vs. 2018
	$	% of Revenue	$	% of Revenue	$ Change	% Change
Revenue	$10,812.5		$11,203.5		$(391.0)	(3.5)%
Operating Expenses:
Salary and service costs	7,937.5	73.4%	8,319.9	74.3%	(382.4)	(4.6)%
Occupancy and other costs	915.4	8.5%	1,016.7	9.1%	(101.3)	(10.0)%
Net gain on disposition of subsidiaries	—	—%	(178.4)	(1.6)%	178.4
Cost of services	8,852.9		9,158.2		(305.3)
Selling, general and administrative expenses	308.4	2.9%	336.3	3.0%	(27.9)	(8.3)%
Depreciation and amortization	175.3	1.6%	202.7	1.8%	(27.4)	(13.5)%
	9,336.6	86.4%	9,697.2	86.6%	(360.6)	(3.7)%
Operating Profit	$1,475.9	13.6%	$1,506.3	13.4%	$(30.4)	(2.0)%

Operating expenses in the nine months of 2019 decreased $360.6 million, or 3.7%, period-over-period, primarily as a result of our disposition activity in 2019 and 2018 and the weakening of most foreign currencies against the U.S. Dollar. Operating expenses for the nine months of 2018 included a reduction of $178.4 million related to the net gain on disposition of subsidiaries, partially offset by an increase in operating expenses of $149.4 million related to charges incurred for repositioning actions, which included $73.7 million in salary and service costs for incremental severance and $73.5 million in occupancy and other costs for office lease termination and consolidation. Salary and service costs, which tend to fluctuate with changes in revenue, decreased $382.4 million, or 4.6%, in the nine months of 2019 compared to the nine months of 2018. Excluding the incremental severance charge incurred in 2018, salary and service costs decreased $308.7 million, or 3.7%. Occupancy and other costs, which are less directly linked to changes in revenue than salary and service costs, decreased $101.3 million, or 10.0%, in the nine months of 2019 compared to the nine months of 2018. Excluding the office lease termination and consolidation charge incurred in 2018, occupancy and other costs decreased $27.8 million, or 2.9%. Operating margin increased 0.2% period-over-period and EBITA margin was unchanged period-over-period. Excluding the net decrease of $29.0 million in 2018 in operating expenses related to the net gain on disposition of subsidiaries and the charges for the repositioning actions, operating margin increased period-over-period to 13.6% from 13.2% and EBITA margin in the nine months of 2019 increased to 14.2% from 13.9% in the nine months of 2018. The period-over-period increase primarily reflects a change in the mix of our business during the current period, including the positive effects following the disposition of underperforming businesses in the current and prior year and our repositioning activity in the third quarter of 2018, as well as our ongoing efforts to manage our cost structure and increase the efficiency of the operations of our agencies. In addition, a net gain on the sale of certain businesses in 2019, partially offset by the negative impact of changes in foreign exchange rates, marginally improved EBITA and operating profit in the current period.
Net Interest Expense
Net interest expense in the nine months of 2019 decreased $10.6 million period-over-period to $145.5 million. Interest expense on debt increased $0.6 million to $180.3 million in the nine months of 2019, reflecting a loss on the partial redemption, on August 1, 2019, of $400 million aggregate principal amount of the 2020 Notes, and higher rates on the floating leg of the fixed-to-floating interest rate swaps compared to the prior year period, substantially offset by a reduction in interest expense from reduced commercial paper borrowings and the retirement at maturity, on July 15, 2019, of the $500 million 2019 Notes, on July 15, 2019 (see Note 6 to the unaudited consolidated financial statements). Interest income in the nine months of 2019 increased $4.9 million period-over-period to $46.9 million due to higher interest earned on cash held by our international treasury centers.
Income Taxes
Our effective tax rate for the nine months of 2019 increased period-over-period to 26.0% from 25.4%. The effective tax rate for 2019 reflects a benefit of $10.8 million primarily from the net favorable settlements of uncertain tax positions in certain jurisdictions, which resulted in the recognition of net deferred tax assets in the second quarter of 2019. The effective tax rate for 2018 reflects a decrease of $19 million related to the successful resolution of foreign tax claims, partially offset by a net increase in income tax expense of $3.9 million recorded in the third quarter of 2018 related to the net gain on disposition of subsidiaries, the tax benefit on the repositioning actions, and the adjustment to the provisional amounts related to the Tax Act.
Net Income Per Share - Omnicom Group Inc.
Net income - Omnicom Group Inc. in the nine months of 2019 decreased $3.1 million, or 0.3%, to $924.1 million from $927.2 million in the nine months of 2018. The period-over-period decrease is due to the factors described above. Diluted net income per share - Omnicom Group Inc. increased 2.7% to $4.17 in the nine months of 2019, compared to $4.06 in the nine months of 2018, due to the factors described above, as well as the impact of the reduction in our weighted average common shares outstanding resulting from repurchases of our common stock, net of shares issued for restricted stock awards, stock option exercises and the employee stock purchase plan. The after-tax net gain on disposition of subsidiaries, the increased costs from the repositioning actions, after the allocable share of $6.9 million to noncontrolling interests, and the increase in income tax expense for the adjustments related to the provisional amounts for the effect of the Tax Act, increased net income - Omnicom Group Inc. for the nine months of 2018 by $18.2 million, which resulted in an increase in diluted net income per share - Omnicom Group Inc. of $0.08.

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

LIQUIDITY AND CAPITAL RESOURCES
Cash Sources and Requirements
Our primary liquidity sources are our operating cash flow, cash and cash equivalents and short-term investments. Additional liquidity sources include our credit facilities and commercial paper program, and access to the capital markets. At September 30, 2019, we have a $2.5 billion revolving Credit Facility expiring on July 31, 2021, uncommitted credit lines aggregating $1.3 billion, and the ability to issue up to $2 billion of commercial paper. Our liquidity funds our non-discretionary cash requirements and our discretionary spending.
Working capital is our principal non-discretionary funding requirement. In addition, we have contractual obligations related to our senior notes, recurring business operations, primarily related to lease obligations, and contingent purchase price obligations (earn-outs) from prior acquisitions. Our principal discretionary cash spending includes dividend payments to common shareholders, capital expenditures, strategic acquisitions and repurchases of our common stock. As a result, we typically have a short-term borrowing requirement normally peaking during the second quarter of the year due to the timing of payments for incentive compensation, income taxes and contingent purchase price obligations. On January 1, 2019, we adopted ASC 842, which had a substantial impact on total assets and liabilities, but had no impact on our results of operations, cash flows or equity. The adoption of ASC 842 will not have a significant impact on our non-discretionary funding requirement. Based on past performance and current expectations, we believe that our operating cash flow will be sufficient to meet our non-discretionary cash requirements and our discretionary spending for the next twelve months.
Cash and cash equivalents decreased $1,212.0 million from December 31, 2018, and short-term investments decreased $0.3 million from December 31, 2018. During the first nine months of 2019, we used $231.9 million of cash in operating activities, which included the use for operating capital of $1.4 billion, reflecting our typical working capital requirement during the period. Our discretionary spending during the first nine months of 2019 was: capital expenditures of $77.0 million; dividends paid to common shareholders of $422.5 million; dividends paid to shareholders of noncontrolling interests of $71.6 million; repurchases of our common stock, net of proceeds from stock option exercises and related tax benefits and common stock sold to our employee stock purchase plan, of $539.9 million; and acquisition payments, including payment of contingent purchase price obligations and acquisition of additional shares of noncontrolling interests, net of cash acquired, of $76.2 million.
On July 15, 2019, our $500 million 2019 Notes matured and were retired. On July 8, 2019, OFHP issued €1 billion of Euro Notes. The U.S. Dollar equivalent of the net proceeds from the issuance of the Euro Notes, after deducting the underwriting discount and offering expenses, was $1.1 billion. The net proceeds were used to retire the outstanding 2019 Notes at maturity, to redeem $400 million aggregate principal amount of the outstanding $1 billion 2020 Notes on August 1, 2019 and for general corporate purposes. In connection with the partial redemption of the 2020 Notes, we recorded a loss on extinguishment of $6.3 million in interest expense. As a result of the refinancing activity, $4 billion of long-term debt is U.S. Dollar-denominated and $1.1 billion is Euro-denominated. At September 30, 2019, the remaining $600 million of the 2020 Notes were classified as current.
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
At September 30, 2019, our foreign subsidiaries held approximately $989 million of our total cash and cash equivalents of $2.4 billion. Most of the cash is available to us, net of any foreign withholding taxes payable upon repatriation to the United States.

Our net debt position, which we define as total debt, including short-term debt, less cash and cash equivalents and short-term investments, at September 30, 2019 increased $1.4 billion as compared to December 31, 2018. The increase in net debt is due to a decrease in cash and cash equivalents and short-term investments of $1,212.3 million primarily arising from the unfavorable change in our operating capital of $1,440.0 million, which typically occurs during the first nine months of the year.
The components of net debt were (in millions):

	September 30, 2019	December 31, 2018	September 30, 2018
Short- term debt	$7.9	$8.1	$11.3
Long-term debt, including current portion	5,110.4	4,883.7	4,857.2
Total debt	5,118.3	4,891.8	4,868.5
Less: Cash and cash equivalents and short-term investments	2,445.6	3,657.9	2,105.8
Net debt	$2,672.7	$1,233.9	$2,762.7
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
Debt Instruments and Related Covenants
In August 2019, we settled the $750 million fixed-to-floating interest rate swap on our 3.65% Senior Notes due 2024, or 2024 Notes, and the $500 million fixed-to-floating interest rate swap on our 3.60% Senior Notes due 2026, or 2026 Notes. We realized a net gain of $3.3 million on settlement, which is being amortized in interest expense over the remaining term of the 2024 Notes and 2026 Notes (see Note 6 to the unaudited consolidated financial statements). As a result of the swap settlement, our long-term debt portfolio consists entirely of fixed rate debt. However, interest expense on the Euro Notes is subject to the non-cash impact of foreign exchange rate changes.
Omnicom and its wholly owned finance subsidiary OCI are co-obligors under all U.S. Dollar-denominated senior notes. The U.S. Dollar-denominated senior notes are a joint and several liability of us and OCI, and we unconditionally guarantee OCI’s obligations with respect to the senior notes. OCI provides funding for our operations by incurring debt and lending the proceeds to our operating subsidiaries. OCI’s assets primarily consist of cash and cash equivalents and intercompany loans made to our operating subsidiaries, and the related interest receivable. There are no restrictions on the ability of OCI or us to obtain funds from our subsidiaries through dividends, loans or advances. Our senior notes are senior unsecured obligations that rank equal in right of payment with all existing and future unsecured senior indebtedness.
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
The Credit Facility contains financial covenants that require us to maintain a Leverage Ratio of consolidated indebtedness to consolidated EBITDA of no more than 3 times for the most recently ended 12-month period (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and an Interest Coverage Ratio of consolidated EBITDA to interest expense of at least 5 times for the most recently ended 12-month period. At September 30, 2019, we were in compliance with these covenants as our Leverage Ratio was 2.2 times and our Interest Coverage Ratio was 9.6 times. The Credit Facility does not limit our ability to declare or pay dividends or repurchase our common stock.
At September 30, 2019, our long-term and short-term debt was rated BBB+ and A2 by S&P and Baa1 and P2 by Moody's. Our access to the commercial paper market and the cost of these borrowings are affected by our credit ratings and market conditions. Our senior notes and Credit Facility do not contain provisions that require acceleration of cash payments in the event our debt credit ratings are downgraded.

Credit Markets and Availability of Credit
We have typically funded our day-to-day liquidity by issuing commercial paper. Additional liquidity sources include our Credit Facility or the uncommitted credit lines. At September 30, 2019, there were no outstanding commercial paper issuances or borrowings under the Credit Facility or the uncommitted credit lines.
Commercial paper activity was (dollars in millions):

	Three Months Ended September 30,
	2019	2018
Average amount outstanding during the quarter	$459.6	$383.3
Maximum amount outstanding during the quarter	$810.0	$815.0
Average days outstanding	3.4	5.0
Weighted average interest rate	2.39%	2.24%
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
CREDIT RISK
We provide advertising, marketing and corporate communications services to several thousand clients who operate in nearly every sector of the global economy and we grant credit to qualified clients in the normal course of business. Due to the diversified nature of our client base, we do not believe that we are exposed to a concentration of credit risk as our largest client represented 3.1% of our revenue for the first nine months of 2019. However, during periods of economic downturn, the credit profiles of our clients could change.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We manage our exposure to foreign exchange and interest rate risk through various strategies, including the use of derivative financial instruments. We use forward foreign exchange contracts as economic hedges to manage the cash flow volatility arising from foreign exchange rate fluctuations. We have used interest rate swaps to manage our interest expense and structure our long-term debt portfolio to achieve a mix of fixed rate and floating rate debt. We do not use derivatives for trading or speculative purposes. Using derivatives exposes us to the risk that counterparties to the derivative contracts will fail to meet their contractual obligations. We manage that risk through careful selection and ongoing evaluation of the counterparty financial institutions based on specific minimum credit standards and other factors.
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

ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file with the SEC is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2019, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 are appropriate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our CEO, CFO and our agencies, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of September 30, 2019. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common stock repurchases during the three months ended September 30, 2019 were:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2019	203,856	$83.76	—	—
August 1 - 31, 2019	6,625	76.51	—	—
September 1 - 30, 2019	—	—	—	—
	210,481	$83.53	—	—
During the three months ended September 30, 2019, we withheld 210,481 shares from employees to satisfy estimated statutory income tax obligations related to stock option exercises and vesting of restricted stock. The value of the common stock withheld was based on the closing price of our common stock on the applicable exercise or vesting date.
There were no unregistered sales of our equity securities during the three months ended September 30, 2019.
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

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNICOM GROUP INC.
Date:	October 15, 2019	/s/ PHILIP J. ANGELASTRO
Philip J. Angelastro Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)